Form 10-K
period 1998-12-31
CAPITAL TRUST INC
filed 1999-04-01
CIK 1061630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Transition period from  _____________ to
           _______________

Commission File Number 1-14788
                       -------

                               Capital Trust, Inc.
                               -------------------
             (Exact name of registrant as specified in its charter)

               Maryland                                   94-6181186
               --------                                   ----------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

605 Third Avenue, 26th Floor, New York, NY                   10016
------------------------------------------                   -----
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:     (212) 655-0220
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
             Title of Each Class                        on Which Registered
             -------------------                        -------------------
            Class A Common Stock,                     New York Stock Exchange
  $0.01 par value ("Class A Common Stock")

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
                                                    Yes  /X/       No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     /X/

                                  MARKET VALUE
                                  ------------

Based on the closing sales price of $5.00 per share, the aggregate market value of the outstanding Class A Common Stock held by non-affiliates of the registrant as of March 5, 1999 was $55,979,450.

                                OUTSTANDING STOCK
                                -----------------

As of March 5, 1999 there were 18,158,816 outstanding shares of Class A Common Stock. The Class A Common Stock is listed on the New York Stock Exchange (trading symbol "CT"). Trading is reported in many newspapers as "CapitalTr".

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Part III incorporates information by reference from the Registrant's definitive proxy statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

--------------------------------------------------------------------------------

                               CAPITAL TRUST, INC.
--------------------------------------------------------------------------------

                                                                                             PAGE

Explanatory Note Regarding Succession Transaction                                              ii
Explanatory Note Regarding Forward-Looking Statements Safe Harbor                              ii

--------------------------------------------------------------------------------

PART I
--------------------------------------------------------------------------------

Item 1.              Business                                                                   1
Item 2.              Properties                                                                11
Item 3.              Legal Proceedings                                                         11
Item 4.              Submission of Matters to a Vote of Security Holders                       11
--------------------------------------------------------------------------------

PART II
--------------------------------------------------------------------------------

Item 5.              Market for the Registrant's Common Equity and Related Security
                               Holder Matters                                                  12
Item 6.              Selected Financial Data                                                   13
Item 7.              Management's Discussion and Analysis of Financial Condition and
                               Results of Operations                                           14
Item 7A.             Quantitative and Qualitative Disclosures About Market Risk                22
Item 8.              Financial Statements and Supplementary Data                               23
Item 9.              Changes in and Disagreements with Accountants on Accounting
                               and Financial Disclosure                                        24
--------------------------------------------------------------------------------

PART III
--------------------------------------------------------------------------------

Item 10.             Directors and Executive Officers of the Registrant                        25
Item 11.             Executive Compensation                                                    25
Item 12.             Security Ownership of Certain Beneficial Owners and Management            25
Item 13.             Certain Relationships and Related Transactions                            25
--------------------------------------------------------------------------------

PART IV
--------------------------------------------------------------------------------

Item 14.             Exhibits, Financial Statement Schedules and Reports on Form 8-K           26
--------------------------------------------------------------------------------

Signatures                                                                                     30

Index to Consolidated Financial Statements                                                    F-1


EXPLANATORY NOTE REGARDING SUCCESSION TRANSACTION
-------------------------------------------------

      Capital Trust, Inc., a Maryland corporation (the "Company"), is the successor to Capital Trust, a California business trust (the "Predecessor"), following consummation of the reorganization whereby the Predecessor ultimately merged with and into the Company. Upon consummation of the Reorganization, the entire class of class A common stock, par value $0.01 per share, of the Company became registered under Section 12(b)of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in accordance with Rule 12g-3(a) thereunder. Such registration was implemented by the Commission's acceptance for filing on January 29, 1999 of a Form 8-K Current Report filed with respect to the reorganization. The Commission assigned a new file number (File No. 1-14788), replacing the Predecessor's file number (File No. 1-8063), for use in periodic filings required under the Exchange Act and the rules thereunder.


EXPLANATORY NOTE REGARDING FORWARD-LOOKING STATEMENTS SAFE HARBOR
-----------------------------------------------------------------

      Except for historical information contained herein, this annual report on Form 10-K contains forward-looking statements within the meaning of the Section 21E of the Securities and Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the Company's current business plan, business strategy and portfolio management. The Company's actual results or outcomes may differ materially from those anticipated. Important factors that the Company believes might cause such differences are discussed in the cautionary statements presented under the caption "Factors which may Affect the Company's Business Strategy" in Item 1 of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-K.

                                     PART I
--------------------------------------------------------------------------------

Item 1.              Business
--------------------------------------------------------------------------------

General
-------

      Capital Trust, Inc. is a specialty finance company designed to take advantage of high-yielding lending and investment opportunities in commercial real estate and related assets. The Company makes investments in various types of income-producing commercial real estate and its current investment program emphasizes senior and junior commercial mortgage loans, certificated mezzanine investments, direct equity investments and subordinated interests in commercial mortgage-backed securities ("CMBS"). The Company's current business plan contemplates that a majority of the loans and other assets held in its portfolio for the long-term will be structured so that the Company's investment is subordinate to third-party financing but senior to the owner/operator's equity position. The Company also provides real estate investment banking, advisory and asset management services through its wholly owned subsidiary, Victor Capital Group, L.P. ("Victor Capital"). The Company anticipates that it will invest in a diverse array of real estate and finance-related assets and enterprises, including operating companies, which satisfy its investment criteria. Unless the context otherwise requires, "the Company" means Capital Trust, Inc., a Maryland Corporation, its consolidated subsidiaries and its predecessor, Capital Trust (f/k/a California Real Estate Investment Trust, a California business trust (the "Predecessor")).

      In executing its business plan, the Company utilizes the extensive real estate industry contacts and relationships of Equity Group Investments, L.L.C. ("EGI"). EGI is a privately held real estate and corporate investment firm controlled by Samuel Zell, who serves as chairman of the board of directors of the Company. EGI's affiliates include Equity Office Properties Trust and Equity Residential Properties Trust, the largest U.S. real estate investment trusts ("REITs") operating in the office and multifamily residential sectors, respectively. The Company also draws upon the extensive client roster of Victor Capital for potential investment opportunities.

Developments During Fiscal Year 1998
------------------------------------

      Fiscal year 1998 represented the Company's first full year of operations as a specialty finance and advisory company. During the year, the Company more than doubled its total asset base to $766.4 million at December 31, 1998 from $317.4 million at December 31, 1997. The Company's growth was primarily the result of its originating and funding approximately $605.3 million of new loan and investment assets and further advances under existing unfunded commitments. The Company funded these assets through cash generated from its $99 million public securities offering in December 1997, the issuance of $150 million Convertible Trust Preferred Securities (as hereinafter defined) in July 1998, and borrowings under the Company's two Credit Facilities (as hereinafter defined) which were increased to $655 million from $150 million in 1997.

      The Company believes that its Credit Facilities and the proceeds from capital raising activities provide the Company with the capital necessary to expand and diversify its portfolio of loans and other investments and enable the Company to compete for and consummate larger transactions meeting the Company's target risk/return profile.

      Since December 31, 1997, the Company has identified, negotiated and committed to fund or acquire twenty-three loan, certificated mezzanine investment and CMBS assets. These include eleven Mortgage Loans (as hereinafter defined) totaling $234.5 million (of which $20.9 million remains unfunded at December 31, 1998), nine Mezzanine Loans (as hereinafter defined) totaling $293.4 million, one Certificated Mezzanine Investment (as hereinafter defined) for $32.5 million (of which $8.5 million remains unfunded at December 31, 1998), and two acquisitions of three classes of Subordinated Interests (as hereinafter defined) issued by a financial asset securitization investment trust totaling $36.3 million. The Company also funded $8.4 million of commitments under two loans originated in the prior year. These increases were offset by satisfactions and repayments of $40.1 million, $30.3 million, $500,000 and $25.5 million on the Mortgage Loans, Mezzanine Loans, Certificated Mezzanine Investments and CMBS, respectively. The Company also sold a CMBS realizing $24.0 million of proceeds. At December 31, 1998, the Company had outstanding loans, Certificated Mezzanine Investments and investments in CMBS totaling approximately $702 million and additional commitments to fund outstanding loans and certificated mezzanine investments totaling approximately $40.3 million as compared to approximately $251.8 million of such assets and $26.9 million of additional commitments at December 31, 1997.

      As discussed above, the Company raised significant additional capital in 1998. In July 1998, the Company completed a private placement of 150,000 Convertible Trust Preferred Securities that are convertible into Class A Common Stock at a conversion price of $11.70 per share. The Company raised approximately $145.2 million in net proceeds from this private placement transaction. The Company also increased its access to credit by increasing its Credit Facilities by $505 million, to $655 million over the course of fiscal year 1998.

      As of December 31, 1998, the Company's portfolio of financial assets consisted of twelve Mortgage Loans, twelve Mezzanine Loans, two Certificated Mezzanine Investments, three other loans originated prior to the commencement of the new business plan (collectively the "Loan Portfolio") and three classes of CMBS Subordinated Interests issued by a financial asset securitization investment trust (together with the Loan Portfolio, the "Investment Portfolio"). There were no delinquencies or losses on such assets as of December 31, 1998 and for the year then ended. The table set forth below details the composition of the Investment Portfolio at December 31, 1998.


                        Underlying   Number
Type of Loan /           Property    of Loans /
Investment                 Type       Investments      Commitment
-----------             ----------    -----------      ----------

Senior Mortgage Loans  Office /         6             $ 170,483,000
                       Retail


Subordinate Mortgage   Office /         6               167,768,000
   Loans               Retail


Mezzanine Loans        Office /        12               362,821,000
                       Retail /
                       Assisted
                       Living

Certificated           Office           2                54,466,000
   Mezzanine
   Investments

CMBS                   Various          3                36,509,000


Other Loans            Retail           3                 2,550,000
                                       --              ------------
     Total                             32              $794,597,000
                                       ==              ============





Type of Loan /              Outstanding         Unfunded
Investment                  Balance (1)        Commitment     Maturity           Interest Rate
-----------              -----------------     ----------     --------     -------------------

Senior Mortgage Loans      $ 150,037,000       $ 19,535,000   1999 to      Fixed: 11.00% to 12.00%
                                                                 2001      Variable: LIBOR + 3.20%
                                                                             to LIBOR + 3.75%

Subordinate Mortgage         155,541,000         12,226,000   1999 to      Fixed: 11.10%
   Loans                                                         2001      Variable: LIBOR + 5.08%
                                                                             to LIBOR + 7.00%

Mezzanine Loans              317,278,000            --        1999 to      Fixed: 11.02% to 12.50%
                                                                 2008      Variable: LIBOR + 5.00%
                                                                             to LIBOR + 6.60%


Certificated                  45,480,000          8,520,000   2000         Variable: LIBOR + 3.95%
   Mezzanine                                                               to LIBOR + 5.50%
   Investments

CMBS                          36,509,000            --        2003         Variable: LIBOR + 2.75%
                                                                             to LIBOR + 7.00%

Other Loans                    2,019,000            --        1999 to      Fixed: 8.50% to 9.50%
                                                                 2017
                            ------------       ------------
     Total                  $706,864,000       $ 40,281,000
                            ============       ============

(1) With respect to the CMBS, the Company purchased $36,509,000 face amount of interests in three classes of CMBS Subordinated Interests issued by a financial asset securitization investment trust for $36,335,000, which, at December 31, 1998, had an amortized cost of $36,361,000 and a market value of $31,650,000.

Real Estate Lending and Investment Market
-----------------------------------------

      The Company believes that the substantial recovery in commercial real estate property values, coupled with fundamental structural changes in the real estate capital markets (primarily related to the growth in CMBS issuance) and the effect of the general credit spread widening since the global capital markets crisis in September 1998, has created significant market-driven opportunities for finance companies specializing in commercial real estate lending and investing. Such opportunities are expected to result from the following developments:

      o Scale and Rollover. The U.S. commercial mortgage market--a market that is comparable in size to the corporate and municipal bond markets--has approximately $1.2 trillion in total mortgage debt outstanding, which debt is primarily held privately. In addition, a significant amount of commercial mortgage loans held by U.S. financial institutions is scheduled to mature in the near future.

      o Rapid Growth of Securitization. With issuance volume of approximately $78 billion in 1998, the total amount of CMBS currently outstanding has grown to over $200 billion from approximately $6 billion in 1990. To date, the CMBS market expansion has been fueled in large part by "conduits" which originate whole loans primarily for resale to financial intermediaries, which in turn package the loans as securities for distribution to public and private investors.

         The Company believes that as the underwriting criteria utilized by securitized lenders become accepted as the market standard, borrowers are left constrained by relatively inflexible securitization/rating agency standards, including lower loan-to-value ratios, thereby creating significant demand for mezzanine financing (typically between 65% and 90% of total capitalization). In addition, since many high quality loans may not immediately qualify for securitization, due primarily to rating agency guidelines, significant opportunities are created for shorter-maturity bridge and transition mortgage financings.

      o Consolidation. As the real estate market continues to evolve, the Company expects that consolidation will occur and efficiency will increase. Over time, the Company believes that the market leaders in the real estate finance sector will be fully integrated finance companies capable of originating, underwriting, structuring, managing and retaining real estate risk.

      The Company believes that the commercial real estate capital markets for both debt and equity are in the midst of dramatic structural change. Although the issuance volume of CMBS grew to $78 billion in 1998 from $44 billion in 1997, the terms and conditions of securitized debt continue to be driven significantly by rating agency criteria, resulting in restrictive underwriting parameters and relatively inflexible transaction structures. At the same time, existing equity owners are faced with high levels of maturing debt that will need to be refinanced, and new buyers are seeking greater leverage than is available from securitized or traditional providers.

      In light of the significant volatility in the global capital markets experienced in September 1998, many providers of mezzanine and transitional capital to the real estate sector have permanently or temporarily left the business creating a supply/demand imbalance. As a result, the need for mezzanine investment capital has grown significantly. The Company seeks to capitalize on this market opportunity.

Business Strategy
-----------------

      The Company seeks to generate returns from a portfolio of leveraged investments. The Company currently pursues investment and lending opportunities designed to capitalize on inefficiencies in the real estate capital, mortgage and finance markets. The Company also earns revenue from its real estate advisory and investment banking services.

      The Company believes that it is well positioned to capitalize on the market opportunities, which, if carefully underwritten, structured and monitored, represent attractive investments that pose potentially less risk than direct equity ownership of real property. Further, the Company believes that the rapid growth of the CMBS market has given rise to opportunities for the Company to selectively acquire non-investment grade classes of such securities, particularly at pricing levels prevailing in the market at the end of 1998, which the Company believes are priced inefficiently in terms of their risk/reward profile.

      Although the Company suspended its loan origination activity from September 1998 through year-end and experienced a temporary slow-down of its advisory business during that time as a result of the global capital markets disruption, the Company ended 1998 with significant liquid resources and with the belief that it was positioned to take advantage of portfolio growth opportunities meeting its risk/return profile. On March 3, 1999, the Company announced its re-entry into the loan origination and investment market through the acquisition, by its newly formed wholly owned subsidiary, CT-BB Funding Corp., of $246.0 million of face amount "BB" rated CMBS for a purchase price of $196.9 million.

      The Company's investment program emphasizes, but is not limited to, the following general categories of real estate and finance-related assets:

      o Mortgage Loans. The Company pursues opportunities to originate and fund senior and junior mortgage loans ("Mortgage Loans") to commercial real estate owners and property developers who require interim financing until permanent financing can be obtained. The Company's Mortgage Loans are generally not intended to be permanent in nature, but rather are intended to be of a relatively short-term duration, with extension options as deemed appropriate, and typically require a balloon payment of principal at maturity. The Company may also originate and fund permanent Mortgage Loans in which the Company intends to sell the senior tranche, thereby creating a Mezzanine Loan.

      o Mezzanine Loans. The Company originates high-yielding loans that are subordinate to first lien mortgage loans on commercial real estate and are secured either by a second lien mortgage or a pledge of the ownership interests in the borrowing property owner ("Mezzanine Loans"). Generally, the Company's Mezzanine Loans have a longer anticipated duration than its Mortgage Loans and are not intended to serve as transitional mortgage financing.

      o Certificated Mezzanine Investments. The Company purchases high-yielding investments that are subordinate to senior secured loans on commercial real estate. Such investments represent interests in debt service from loans or property cash flow and are issued in certificate form. These certificated investments carry substantially similar terms and risks as the Company's Mezzanine Loans.

      o Subordinated Interests. The Company pursues rated and unrated investments in public and private subordinated interests ("Subordinated Interests") in commercial collateralized mortgage obligations ("CMOs") and other CMBS.

      o Other Investments. The Company intends to assemble an investment portfolio of commercial real estate and finance-related assets meeting the Company's target risk/return profile. The Company is not limited in the kinds of commercial real estate and finance-related assets in which it can invest and believes that it is positioned to expand opportunistically its financing business. The Company may pursue investments in, among other assets, construction loans, distressed mortgages, foreign real estate and finance-related assets, operating companies, including loan origination and loan servicing companies, and fee interests in real property (collectively, "Other Investments").

      The Company seeks to maximize yield through the use of leverage, consistent with maintaining an acceptable level of risk. Although there may be limits to the leverage that can be applied to certain of the Company's assets, the Company does not intend to exceed a debt-to-equity ratio of 5:1. At December 31, 1998, the Company's debt-to-equity ratio (treating the Convertible Trust Preferred Securities as a component of equity) was 1.55:1.

      Other than restrictions which result from the Company's intent to avoid regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), the Company is not subject to any restrictions on the particular percentage of its portfolio invested in any of the above-referenced asset classes, nor is it limited in the kinds of assets in which it can invest. The Company has no predetermined limitations or targets for concentration of asset type or geographic location. Instead of adhering to any prescribed limits or targets, the Company makes acquisition decisions through asset and collateral analysis, evaluating investment risks on a case-by-case basis. To the extent that the Company's assets become concentrated in a few states or a particular region, the Company's return on investment will become more dependent on the economy of such states or region. Until appropriate investments are made, cash available for investment may be invested in readily marketable securities or in interest-bearing deposit accounts.

Principal Investment Categories
-------------------------------

      The  discussion  below  describes  the  principal   categories  of  assets
emphasized in the Company's current business plan.

      Mortgage Loans. The Company actively pursues opportunities to originate and fund Mortgage Loans to real estate owners and property developers who need interim financing until permanent financing can be obtained. The Company's Mortgage Loans generally are not intended to be "permanent" in nature, but rather are intended to be of a relatively short-term duration, with extension options as deemed appropriate, and generally require a balloon payment at maturity. These types of loans are intended to be higher-yielding loans with higher interest rates and commitment fees. Property owners or developers in the market for these types of loans include, but are not limited to, property owners who are completing a transition of their commercial real property such as an asset repositioning or an asset lease-up, traditional property owners and operators who desire to acquire a property before it has received a commitment for a long-term mortgage from a traditional commercial mortgage lender, or a property owner or investor who has an opportunity to purchase its existing mortgage debt or third party mortgage debt at a discount; in each instance, the Company's loan would be secured by a Mortgage Loan. The Company may also originate traditional, long-term mortgage loans and, in doing so, would compete with traditional commercial mortgage lenders. In pursuing such a strategy, the Company generally intends to sell or refinance the senior portion of the mortgage loan, individually or in a pool, and retain a Mezzanine Loan. In addition, the Company believes that, as a result of the recent increase in commercial real estate securitizations, there are attractive opportunities to originate short-term bridge loans to owners of mortgaged properties that are temporarily prevented as a result of timing and structural reasons from securing long-term mortgage financing through securitization.

      Mezzanine Loans. The Company seeks to take advantage of opportunities to provide mezzanine financing on commercial property that is subject to first lien mortgage debt. The Company believes that there is a growing need for mezzanine capital (i.e., capital representing the level between 65% and 90% of property value) as a result of current commercial mortgage lending practices setting loan-to-value targets as low as 65%. The Company's mezzanine financing takes the form of subordinated loans, commonly known as second mortgages, or, in the case of loans originated for securitization, partnership loans (also known as pledge loans). For example, on a commercial property subject to a first lien mortgage loan with a principal balance equal to 70% of the value of the property, the Company could lend the owner of the property (typically a partnership) an additional 15% to 20% of the value of the property. The Company believes that as a result of (i) the significant changes in the lending practices of traditional commercial real estate lenders, primarily relating to more conservative loan-to-value ratios, and (ii) the significant increase in securitized lending with strict loan-to-value ratios imposed by the rating agencies, there will continue to be an increasing demand for mezzanine capital by property owners.

      Typically in a Mezzanine Loan, as security for its debt to the Company, the property owner would pledge to the Company either the property subject to the first lien (giving the Company a second lien position typically subject to an inter-creditor agreement) or the limited partnership and/or general partnership interest in the owner. If the owner's general partnership interest is pledged, then the Company would be in a position to take over the operation of the property in the event of a default by the owner. By borrowing against the additional value in their properties, the property owners obtain an additional level of liquidity to apply to property improvements or alternative uses. Mezzanine Loans generally provide the Company with the right to receive a stated interest rate on the loan balance plus various commitment and/or exit fees. In certain instances, the Company may negotiate to receive a percentage of net operating income or gross revenues from the property, payable to the Company on an ongoing basis, and a percentage of any increase in value of the property, payable upon maturity or refinancing of the loan, or the Company will otherwise seek terms to allow the Company to charge an interest rate that would provide an attractive risk-adjusted return.

      In connection with its mezzanine lending and investing activities, the Company may elect to pursue strategic alliances with lenders such as commercial banks and Wall Street conduits who do not have a mezzanine lending capability and are therefore perceived to be at a competitive disadvantage. The Company believes that such alliances could accelerate the Company's loan origination volume, assist in performing underwriting due diligence and reduce potential overhead.

      Certificated Mezzanine Investments. Certificated Mezzanine Investments have substantially similar terms and risks as the Company's Mezzanine Loans but are evidenced by certificates representing interests in property debt service or cash flow rather than by a note. Typically in a Certificated Mezzanine

Investment, the Company obtains, as security for the mezzanine capital provided, an interest in the debt service provided by the loans that are secured by the underlying property or in the cash flows generated by the property (held through a trust and evidenced by trust certificates) that is subject to the senior lien or liens encumbering the underlying property. This structure provides the Company with a subordinate investment position typically subject to an inter-creditor agreement with the senior creditor. By borrowing through such a mezzanine structure against the additional value in its assets, the property owner obtains, with the proceeds of the Certificated Mezzanine Investment, an additional level of liquidity to apply to property improvements or alternative uses. Certificated Mezzanine Investments generally provide the Company with the right to receive a stated rate of return on its investment basis plus various commitment, extension and/or other fees. Generally the terms and conditions on these investments are the same as those on a Mezzanine Loan.

      Subordinated Interests. The Company acquires rated and unrated Subordinated Interests in CMBS issued in public or private transactions. CMBS typically are divided into two or more classes, sometimes called "tranches." The senior classes are higher "rated" securities, which are rated from low investment grade ("BBB") to higher investment grade ("AA" or "AAA"). The junior, subordinated classes typically include a lower rated, non-investment grade "BB" and "B" class, and an unrated, high yielding, credit support class (which generally is required to absorb the first losses on the underlying mortgage loans). The Company currently invests in the non-investment grade tranches of Subordinated Interests. The Company may acquire performing and non-performing (i.e., defaulted) Subordinated Interests. CMBS generally are issued either as CMOs or pass-through certificates that are not guaranteed by an entity having the credit status of a governmental agency or instrumentality, although they generally are structured with one or more of the types of credit enhancement arrangements to reduce credit risk. In addition, CMBS may be illiquid.

      The credit quality of CMBS depends on the credit quality of the underlying mortgage loans forming the collateral for the securities. CMBS are backed generally by a limited number of commercial or multifamily mortgage loans with larger principal balances than those of single family mortgage loans. As a result, a loss on a single mortgage loan underlying a CMBS will have a greater negative effect on the yield of such CMBS, especially the Subordinated Interests in such CMBS.

      Before acquiring Subordinated Interests, the Company performs certain credit underwriting and stress testing to attempt to evaluate future performance of the mortgage collateral supporting such CMBS, including (i) a review of the underwriting criteria used in making mortgage loans comprising the Mortgage Collateral for the CMBS, (ii) a review of the relative principal amounts of the loans, their loan-to-value ratios as well as the mortgage loans' purpose and documentation, (iii) where available, a review of the historical performance of the loans originated by the particular originator and (iv) some level of re-underwriting the underlying mortgage loans, including, selected site visits.

      Unlike the owner of mortgage loans, the owner of Subordinated Interests in CMBS ordinarily does not control the servicing of the underlying mortgage loans. In this regard, the Company attempts to negotiate for the right to cure any defaults on senior CMBS classes and for the right to acquire such senior classes in the event of a default or for other similar arrangements. The Company may also seek to acquire rights to service defaulted mortgage loans, including rights to control the oversight and management of the resolution of such mortgage loans by workout or modification of loan provisions, foreclosure, deed in lieu of foreclosure or otherwise, and to control decisions with respect to the preservation of the collateral generally, including property management and maintenance decisions ("Special Servicing Rights") with respect to the mortgage loans underlying CMBS in which the Company owns a Subordinated Interest. Such rights to cure defaults and Special Servicing Rights may give the Company, for example, some control over the timing of foreclosures on such mortgage loans and, thus, may enable the Company to reduce losses on such mortgage loans. The Company has in the past served as a special servicer with respect to a Subordinated Interest investment, but is not currently a rated special servicer. The Company may seek to become rated as a special servicer, or acquire a rated special servicer. Until the Company can act as a rated special servicer, it will be difficult to obtain Special Servicing Rights with respect to the mortgage loans underlying Subordinated Interests. Although the Company's strategy is to purchase Subordinated Interests at a price designed to return the Company's investment and generate a profit thereon, there can be no assurance that such goal will be met or, indeed, that the Company's investment in a Subordinated Interest will be returned in full or at all.

      The Company believes that it will not be, and intends to conduct its operations so as not to become, regulated as an investment company under the Investment Company Act. The Investment Company Act generally exempts entities that are "primarily engaged in purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). The Company intends to rely on current interpretations by the staff of the Commission in an effort to qualify for this exemption. To comply with the foregoing guidance, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests and also may be required to maintain an additional 25% in Qualifying Interests or other real estate-related assets. Generally, the Mortgage Loans and certain of the Mezzanine Loans and Certificated Mezzanine Investments in which the Company may invest constitute Qualifying Interests. While Subordinated Interests generally do not constitute Qualifying Interests, the Company may seek to structure such investments in a manner where the Company believes such Subordinated Interests may constitute Qualifying Interests. The Company may seek, where appropriate, (i) to obtain foreclosure rights or other similar arrangements (including obtaining Special Servicing Rights before or after acquiring or becoming a rated special servicer) with respect to the underlying mortgage loans, although there can be no assurance that it will be able to do so on acceptable terms or (ii) to acquire Subordinated Interests collateralized by whole pools of mortgage loans. As a result of obtaining such rights or whole pools of mortgage loans as collateral, the Company believes that the related Subordinated Interests will constitute Qualifying Interests for purposes of the Investment Company Act. The Company does not intend, however, to seek an exemptive order, no-action letter or other form of interpretive guidance from the Commission or its staff on this position. Any decision by the Commission or its staff advancing a position with respect to whether such Subordinated Interests constitute Qualifying Interests that differs from the position taken by the Company could have a material adverse effect on the Company.

      Other Investments.The Company may also pursue a variety of complementary commercial real estate and finance-related businesses and investments in furtherance of executing its current business plan. Such activities include, but are not limited to, investments in other classes of mortgage-backed securities, distressed investing in non-performing and sub-performing loans and fee owned commercial real property, whole loan acquisition programs, foreign real estate-related asset investments, note financings, environmentally hazardous lending, operating company investing/lending, construction and rehabilitation lending and other types of financing activity. Any lending with regard to the foregoing may be on a secured or an unsecured basis and will be subject to risks similar to those attendant to investing in Mortgage Loans, Mezzanine Loans, Certificated Mezzanine Investments and Subordinated Interests. The Company seeks to maximize yield by managing credit risk by employing its credit underwriting procedures, although there can be no assurance that the Company will be successful in this regard. The Company is actively investigating potential business acquisition opportunities that it believes will complement the Company's operations including firms engaged in commercial loan origination, loan servicing, mortgage banking, financing activities, real estate loan and property acquisitions and real estate investment banking and advisory services similar to or related to the services provided by the Company. No assurance can be given that any such transactions will be negotiated or completed or that any business acquired can be efficiently integrated with the Company's ongoing operations.

Portfolio Management
--------------------

      The following describes some of the portfolio management practices that the Company may employ from time to time to earn income, facilitate portfolio management (including managing the effect of maturity or interest rate sensitivity) and mitigate risk (such as the risk of changes in interest rates). There can be no assurance that the Company will not amend or deviate from these policies or adopt other policies in the future.

      Leverage and Borrowing. The success of the Company's current business plan is dependent upon the Company's ability to grow its portfolio of invested assets through the use of leverage. The Company intends to leverage its assets through the use of, among other things, bank credit facilities including the Credit Facilities, secured and unsecured borrowings, repurchase agreements and other borrowings, when there is an expectation that such leverage will benefit the Company; such borrowings may have recourse to the Company in the form of guarantees or other obligations. If changes in market conditions cause the cost of such financing to increase relative to the income that can be derived from investments made with the proceeds thereof, the Company may reduce the amount of leverage it utilizes. Obtaining the leverage required to execute the current business plan requires the Company to maintain interest coverage ratios and other covenants meeting market underwriting standards. In leveraging its portfolio, the Company plans not to exceed a debt-to-equity ratio of 5:1. The Company has also agreed it will not incur any indebtedness if the Company's debt-to-equity ratio would exceed 5:1 without the prior written consent of the holders of a majority of the outstanding Class A Preferred Stock (as hereinafter defined).

      Leverage creates an opportunity for increased income, but at the same time creates special risks. For example, leveraging magnifies changes in the net worth of the Company. Although the amount owed will be fixed, the Company's assets may change in value during the time the debt is outstanding. Leverage will create interest expense for the Company that can exceed the revenues from the assets retained. To the extent the revenues derived from assets acquired with borrowed funds exceed the interest expense incurred by the Company, the Company's net income will be greater than if borrowed funds had not been used. Conversely, if the revenues from the assets acquired with borrowed funds are not sufficient to cover the cost of borrowing, the Company's net income will be less than if borrowed funds had not been used.

      In order to grow and enhance its return on equity, the Company currently utilizes two primary sources of leverage: the Credit Facilities and repurchase agreements.

      Credit Facilities. As discussed above, the Company has two Credit Facilities under which it can borrow funds to finance origination or acquisition of loan and investment assets. At December 31, 1998, the Company had $371.8 million of outstanding borrowings under the Credit Facilities. On December 31, 1998, the unused portion of the Credit Facilities amounted to $283.2 million providing the Company with adequate liquidity for its short-term needs.

      Repurchase Agreements. The Company has entered into seven repurchase agreements and may enter into other such agreements under which the Company would sell assets to a third party with the commitment that the Company repurchase such assets from the purchaser at a fixed price on an agreed date. Repurchase agreements may be characterized as loans to the Company from the other party that are secured by the underlying assets. The repurchase price reflects the purchase price plus an agreed market rate of interest, which is generally paid on a monthly basis.

Interest Rate Management Techniques
-----------------------------------

      The Company has engaged in and will continue to engage in a variety of interest rate management techniques for the purpose of managing the effective maturity or interest rate of its assets and/or liabilities. These techniques also may be used to attempt to protect against declines in the market value of the Company's assets resulting from general trends in debt markets. Any such transaction is subject to risks and may limit the potential earnings on the Company's loans and investments in real estate-related assets. Such techniques include interest rate swaps (the exchange of fixed-rate payments for floating-rate payments) and interest rate caps. The Company employs the use of correlated hedging strategies to limit the effects of changes in interest rates on its operations, including engaging in interest rate swaps and interest rate caps to minimize its exposure to changes in interest rates. Amounts arising from the differential are recognized as an adjustment to interest income related to the earning asset. In June 1997, the Financial Accounting Standards Board ("FASB") issued statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective for fiscal years beginning after June 15, 1999, although earlier application is permitted. The Company plans to adopt SFAS No. 133 effective January 1, 2000. Based upon the Company's derivative positions, which are considered effective hedges at December 31, 1998, the Company estimates that it would have reported a reduction in other comprehensive income of $4.5 million had the statement been adopted at that time.

Real Estate Advisory and Investment Banking Services
----------------------------------------------------

      The Company provides real estate advisory and investment banking services through its Victor Capital subsidiary, which commenced operations in 1989. Victor Capital provides such services to an extensive client roster of real estate investors, owners, developers and financial institutions in connection with mortgage financings, securitizations, joint ventures, debt and equity investments, mergers and acquisitions, portfolio evaluations, restructurings and disposition programs. Victor Capital's senior professionals average 18 years of experience in the real estate financial services industry.

      Victor Capital provides an array of real estate investment banking and advisory services to a variety of clients such as financial institutions, including banks and insurance companies, public and private owners of commercial real estate, creditor committees and investment funds. In such engagements, Victor Capital typically negotiates for a retainer and/or a monthly fee plus disbursements; these fees are typically applied against a success-oriented fee, which is based on achieving the client's goals. While dependent upon the size and complexity of the underlying transaction, Victor Capital's fees for capital raising assignments are generally in the range of 0.5% to 3.0% of the total amount of debt and equity raised. For pure real estate advisory assignments, a fee is typically negotiated in advance and can take the form of a flat fee or a monthly retainer. In certain instances, Victor Capital negotiates for the right to receive a portion of its compensation in-kind, such as the receipt of stock in a publicly traded company. Victor Capital also provides its real estate asset management services primarily to institutional investors such as public and private money management firms. Victor Capital's services may include the identification and acquisition of specific mortgage loans and/or properties and the management and disposition of these assets.

For the year ended December 31, 1998, the Company adopted FASB Statement of Financial Accounting Standards No.131, "Disclosure about segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The disclosures as to the operating results and identifiable assets as required by SFAS No. 131 are presented for the Company's two segments along service lines in Note 23 to the accompanying Consolidated Financial Statements.

Factors which may Affect the Company's Business Strategy
--------------------------------------------------------

      The success of the Company's business strategy depends in part on important factors, many of which are not within the control of the Company. The availability of desirable loan and investment opportunities and the results of the Company's operations will be affected by the amount of available capital, the level and volatility of interest rates and credit spreads, conditions in the financial markets and general economic conditions. There can be no assurances as to the effects of unanticipated changes in any of the foregoing. The Company's business strategy also depends on the ability to grow its portfolio of invested assets through the use of leverage. There can be no assurance that the Company will be able to obtain and maintain targeted levels of leverage or that the cost of debt financing will increase relative to the income generated from the assets acquired with such financing and cause the Company to reduce the amount of leverage it utilizes. The Company risks the loss of some or all of its assets or a financial loss if the Company is required to liquidate assets at a commercially inopportune time.

      The Company confronts the prospect that competition from other providers of mezzanine capital may lead to a lowering of the interest rates earned on the Company's interest-earning assets that may not be offset by lower borrowing costs. Changes in interest rates are also affected by the rate of inflation prevailing in the economy. A significant reduction in interest rates could increase prepayment rates and thereby reduce the projected average life of the Company's interest-bearing asset portfolio. While the Company may employ various hedging strategies, there can be no assurance that the Company would not be adversely affected during any period of changing interest rates. In addition, many of the Company's assets will be at risk to the deterioration in or total losses of the underlying real property securing the assets, which may not be adequately covered by insurance necessary to restore the Company's economic position with respect to the affected property.

Competition
-----------

      The Company is engaged in a highly competitive business. The Company competes for loan and investment opportunities with many new entrants into the specialty finance business emphasized in its current business plan, including numerous public and private real estate investment vehicles, including financial institutions (such as mortgage banks, pension funds, and REITs) and other institutional investors, as well as individuals. Many competitors are significantly larger than the Company, have well established operating histories and may have access to greater capital and other resources. In addition, the real estate services industry is highly competitive and there are numerous well-established competitors possessing substantially greater financial, marketing, personnel and other resources than Victor Capital. Victor Capital competes with national, regional and local real estate service firms.

Government Regulation
----------------------

      The Company's activities, including the financing of its operations, are subject to a variety of federal and state regulations such as those imposed by the Federal Trade Commission and the Equal Credit Opportunity Act. In addition, a majority of states have ceilings on interest rates chargeable to customers in financing transactions.

Employees
---------

      As of December 31, 1998, the Company employed 35 full-time professionals, one part-time professional and nine other full-time employees. None of the Company's employees are covered by a collective bargaining agreement and management considers the relationship with its employees to be good.

--------------------------------------------------------------------------------

Item 2.              Properties
--------------------------------------------------------------------------------

      The Company's principal executive and administrative offices are located in approximately 18,700 square feet of office space leased at 605 Third Avenue, 26th Floor, New York, New York 10016 and its telephone number is (212) 655-0220. The lease for such space expires in April 2000. The Company believes that this office space is suitable for its current operations for the foreseeable future.


--------------------------------------------------------------------------------

Item 3.              Legal Proceedings
--------------------------------------------------------------------------------

      The Company is not a party to any material litigation or legal proceedings, or to the best of its knowledge, any threatened litigation or legal proceedings, which, in the opinion of management, individually or in the aggregate, would have a material adverse effect on its results of operations or financial condition.


--------------------------------------------------------------------------------

Item 4.              Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

      There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II
--------------------------------------------------------------------------------

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters
--------------------------------------------------------------------------------

      The Company's class A common stock, par value $0.01 per share ("Class A Common Stock") is listed on the New York Stock Exchange ("NYSE"). The trading symbol for the Class A Common Stock is "CT". The Company had approximately 1,500 stockholders-of-record at March 5, 1999.

      The table below sets forth, for the calendar quarters indicated, the reported high and low sale prices of the Class A Common Stock, and prior to the Reorganization (as hereinafter defined), of the Predecessor's Class A Common Shares (as hereinafter defined) as reported on the NYSE based on published financial sources.


                                                                                      High              Low
                 1996
                 First Quarter..................................................      $ 1 1/2          $ 1 1/8
                 Second Quarter.................................................        1 7/8            1 3/8
                 Third Quarter..................................................        2 3/4            1 5/8
                 Fourth Quarter.................................................        2 7/8            1 7/8

                 1998
                 First Quarter..................................................        6 7/8            2 1/2
                 Second Quarter.................................................        6 1/8            4 1/2
                 Third Quarter..................................................       11 3/8            5 5/8
                 Fourth Quarter.................................................       15 1/8            9 13/16

                 1998
                 First Quarter..................................................       11 1/4            9
                 Second Quarter.................................................       11 7/8            9 1/16
                 Third Quarter..................................................        9 9/16           4 7/16
                 Fourth Quarter.................................................        7 3/8            4 3/8


      The Company paid no dividends to holders of Class A Common Stock or Class A Common Shares in 1996, 1997 or 1998 and the Company does not expect to declare or pay dividends on its Class A Common Stock in the foreseeable future. The Company's current policy with respect to dividends is to reinvest earnings to the extent that such earnings are in excess of the dividend requirements on the Class A Preferred Stock (as hereinafter defined). Unless all accrued dividends and other amounts then accrued through the end of the last dividend period and unpaid with respect to preferred stock have been paid in full, the Company may not declare or pay or set apart for payment any dividends on common stock. The Company's charter provides for a semi-annual dividend of $0.1278 per share on the Class A Preferred Stock based on a dividend rate of 9.5%, amounting to an aggregate annual dividend of $3,135,000 based on the 12,267,658 shares of Class A Preferred Stock currently outstanding.

--------------------------------------------------------------------------------

Item 6.              Selected Financial Data
--------------------------------------------------------------------------------

      Prior to July 1997, the Company operated as a real estate investment trust ("REIT"), originating, acquiring, operating and holding income-producing real property and mortgage-related investments. Therefore, the Company's historical financial information, as of and for the years ended December 31, 1996, 1995, and 1994, does not reflect any operating results from its specialty finance or real estate investment banking services operations. The following selected financial data relating to the Company have been derived from the historical financial statements as of and for the years ended December 31, 1998, 1997, 1996, 1995, and 1994. Other than the data for the year ended December 31, 1998, and part of the year ended December 31, 1997, none of the following data reflect the results of the acquisition of Victor Capital (as hereinafter defined) and the Predecessor's issuance of 12,267,658 Class A Preferred Shares (as hereinafter defined) for $33 million, both of which occurred on July 15, 1997, or the Predecessor's public securities offering of 9,000,000 new Class A Common Shares completed in December 1998. For these reasons, the Company believes that except for the information for the year ended December 31, 1998, the following information is not indicative of the Company's current business.


                                                                           Years Ended December 31,
                                                    -----------------------------------------------------------------------
                                                        1998           1997          1996          1995           1994
                                                    -------------- ------------- ------------- -------------- -------------
                                                                  (in thousands, except for per share data)
STATEMENT OF OPERATIONS DATA:
REVENUES:
Interest and investment income....................     $ 63,954       $  6,445      $  1,136      $  1,396       $  1,675
Advisory and investment banking fees..............       10,311          1,698           --            --             --
Rental income.....................................          --             307         2,019         2,093          2,593
Gain (loss) on sale of investments................          --            (432)        1,069            66           (218)
Other.............................................          --             --            --             46            519
                                                    -------------- ------------- ------------- -------------- -------------
   Total revenues.................................       74,265          8,018         4,224         3,601          4,569
                                                    -------------- ------------- ------------- -------------- -------------
OPERATING EXPENSES:
Interest..........................................       27,665          2,379           547           815          1,044
General and administrative........................       17,045          9,463         1,503           933            813
Rental property expenses..........................          --             124           781           688          2,034
Provision for possible credit losses..............        3,555            462         1,743         3,281            119
Depreciation and amortization.....................          249             92            64           662            595
                                                    -------------- ------------- ------------- -------------- -------------
   Total operating expenses.......................       48,514         12,520         4,638         6,379          4,605
                                                    -------------- ------------- ------------- -------------- -------------
Income (loss) before income tax expense and
   distributions and amortization on Convertible
   Trust Preferred Securities.....................       25,751         (4,502)         (414)       (2,778)           (36)
Income tax expense................................        9,367            (55)          --            --             --
                                                     -------------- ------------- ------------- -------------- -------------
Income (loss) before distributions and amortization
   on Convertible Trust Preferred Securities......       16,384         (4,557)         (414)       (2,778)           (36)
Distributions and amortization on Convertible Trust
   Preferred Securities, net of income tax benefit..      2,941            --            --            --             --
                                                     -------------- ------------- ------------- -------------- -------------
NET INCOME (LOSS)...................................     13,443         (4,557)         (414)       (2,778)           (36)
Less: Class A Preferred Stock dividend and
   dividend requirement.............................      3,135          1,471           --            --             --
                                                     -------------- ------------- ------------- -------------- -------------
Net income (loss) allocable to Class A Common Stock.   $ 10,308       $ (6,028)     $   (414)     $ (2,778)      $    (36)
                                                     ============== ============= ============= ============== =============

PER SHARE INFORMATION:
Net income (loss) per share of Class A Common Stock:
      Basic.........................................   $   0.57       $  (0.63)     $  (0.05)     $  (0.30)      $  (0.00)
                                                     ============== ============= ============= ============== =============
      Diluted........................................  $   0.44       $  (0.63)     $  (0.05)     $  (0.30)      $  (0.00)
                                                     ============== ============= ============= ============== =============
Weighted average shares of Class A Common Stock
      outstanding:
      Basic.... ................................         18,209          9,527         9,157         9,157          9,157
                                                     ============== ============= ============= ============== =============
      Diluted...................................         30,625          9,527         9,157         9,157          9,157
                                                     ============== ============= ============= ============== =============

                                                                                        As of December 31,
                                                     -----------------------------------------------------------------------
                                                          1998           1997          1996          1995           1994
                                                     -------------- ------------- ------------- -------------- -------------
BALANCE SHEET DATA:
Total assets....................................      $ 766,438      $ 317,366     $  30,036     $  33,532      $  36,540
Total liabilities...............................        472,207        174,077         5,565         8,625          8,855
Convertible Trust Preferred Securities..........        145,544            --            --            --             --
Stockholders' equity............................        148,687        143,289        24,471        24,907         27,685

--------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

Overview
--------

      Prior  to  July  1997,  the  Company  operated  as  a  REIT,  originating, acquiring, operating and holding income-producing real property and mortgage-related investments. Since July 1997, the Company has pursued a new strategic direction operating as a specialty finance company designed primarily to take advantage of high-yielding mezzanine investments and other real estate asset and finance opportunities in commercial real estate. At that time, the Company elected to no longer qualify for treatment as a REIT for federal income tax purposes. Consequently, the information set forth below with regard to historical results of operations for the year ended December 31, 1996 does not reflect any operating results from the Company's specialty finance activities or real estate advisory services nor does it reflect the Company's current loan and other investment portfolio. The results for the year ended December 31, 1997 reflect partial year real estate specialty finance and advisory operations. The results for the year ended December 31, 1998 reflect full year real estate specialty finance and advisory operations.

      The Company is successor to the Predecessor, following consummation of the reorganization on January 28, 1999, whereby the Predecessor ultimately merged with and into the Company, which thereafter continued as the surviving Maryland corporation (the "Reorganization"). Unless the context otherwise requires, hereinafter references to the business, assets, liabilities, capital structure, operations and affairs of "the Company" include those of "the Predecessor" prior to the Reorganization.

Ownership and Capital Changes
-----------------------------

      On January 3, 1997, CalREIT Investors Limited Partnership ("CRIL"), an affiliate of EGI and Samuel Zell, purchased from the Predecessor's former parent 6,959,593 common shares of beneficial interest, $1.00 par value ("Common Shares") in the Predecessor (representing approximately 76% of the then-outstanding Common Shares) for an aggregate purchase price of $20,222,011. In July 1998, the Predecessor consummated the sale of 12,267,658 class A 9.5% cumulative convertible preferred shares of beneficial interest, $1.00 par value ("Class A Preferred Shares"), in the Predecessor, to Veqtor Finance Company, L.L.C. ("Veqtor"), an affiliate of Samuel Zell and the then principals of Victor Capital, for an aggregate purchase price of $33,000,000 (the "Investment"). Concurrently with the foregoing transaction, Veqtor purchased the 6,959,593 Common Shares (which were reclassified at that time as class A common shares of beneficial interest, $1.00 par value ("Class A Common Shares")) held by CRIL for an aggregate purchase price of approximately $21.3 million. Veqtor continues to beneficially own 19,227,251 shares (or approximately 63%) of the outstanding voting stock of the Company.

      Concurrently with the foregoing transactions, the Predecessor consummated the acquisition of the real estate services businesses of Victor Capital and appointed a new management team from among the ranks of Victor Capital's professional team and elsewhere. The Predecessor thereafter immediately commenced full implementation of its operations as a finance and advisory company under the direction of its newly elected board of trustees and new management team.

      In December 1997, the Predecessor completed a public securities offering (the "Offering") by issuing 9,000,000 new Class A Common Shares in the Company at $11.00 per share. The Company raised approximately $91.4 million in net proceeds from the Offering. In July 1998, the Company completed a private placement of 150,000 Convertible Trust Preferred Securities that are convertible into Class A Common Stock (as hereinafter defined) at a conversion price of $11.70 per share. The Company raised approximately $145.2 million in net proceeds from the private placement transaction.

      In the Reorganization, the Predecessor merged with and into Captrust Limited Partnership, a Maryland limited partnership ("CTLP"), with CTLP continuing as the surviving entity, and CTLP merged with and into the Company, with the Company continuing as the surviving Maryland corporation. Each outstanding Class A Common Share was converted into one share of class A common stock, par value $0.01 per share ("Class A Common Stock"), and each outstanding Class A Preferred Share was converted into one share of class A 9.5% cumulative convertible preferred stock, par value $0.01 per share ("Class A Preferred Stock"), of the Company. As a result, all of the Predecessor's previously issued Class A Common Shares have been reclassified as shares of Class A Common Stock and all of the Predecessor's previously issued Class A Preferred Shares have been reclassified as shares of Class A Preferred Stock.

Overview of Financial Condition
-------------------------------

      The year ended December 31, 1997 was the Company's first full year of operations as a specialty finance and advisory company. During the year, the Company more than doubled its total asset base to $766.4 million at December 31, 1998 from $317.4 million at December 31, 1998. The Company's growth was primarily the result of its originating and funding approximately $605.3 million of new loan and investment assets and further advances under existing unfunded commitments. The Company originated or purchased and funded twenty-three new loan and investment assets and funded further advances under two loans originated in the prior year. The Company funded these assets through cash generated from the Offering, the issuance of the Convertible Trust Preferred Securities and borrowings under the Company's Credit Facilities.

      Since December 31, 1997, the Company has identified, negotiated and committed to fund or acquire twenty-three loan, certificated mezzanine investment and CMBS assets. These include eleven Mortgage Loans totaling $234.5 million (of which $20.9 million remains unfunded at December 31, 1998), nine Mezzanine Loans totaling $293.4 million, one Certificated Mezzanine Investment for $32.5 million (of which $8.5 million remains unfunded at December 31, 1998), and two acquisitions of three classes of subordinated interests issued by a financial asset securitization investment trust totaling $36.3 million. The Company also funded $8.4 million of commitments under two loans originated in the prior year. These increases were offset by satisfactions and repayments of $40.1 million, $30.3 million, $500,000 and $25.5 million on the Mortgage Loans, Mezzanine Loans, Certificated Mezzanine Investments and CMBS, respectively. The Company also sold a CMBS realizing $24.0 million of proceeds. At December 31, 1998, the Company had outstanding loans, certificated mezzanine investments and investments in commercial mortgage-backed securities totaling approximately $702 million and additional commitments to fund outstanding loans and certificated mezzanine investments totaling approximately $40.3 million as compared to approximately $251.8 million of such assets and $26.9 million of additional commitments at December 31, 1997.

      The Company believes that the loans and investments originated in 1998 will provide investment yields within the Company's target range of 400 to 600 basis points above LIBOR. The Company maximizes its return on equity by utilizing its existing cash on hand and then employing leverage on its investments. The Company may make loans and investments with yields that fall outside of the investment range set forth above, but that correspond with the level of risk perceived by the Company to be inherent in such investments.

      The Company's assets are subject to various risks that can affect results, including the level and volatility of prevailing interest rates and credit spreads, adverse changes in general economic conditions and real estate markets, the deterioration of credit quality of borrowers and the risks associated with the ownership and operation of real estate. Any significant compression of the spreads of the interest rates earned on interest-earning assets over the interest rates paid on interest-bearing liabilities could have a material adverse effect on the Company's operating results as could adverse developments in the availability of desirable loan and investment opportunities and the ability to obtain and maintain targeted levels of leverage and borrowing costs. Adverse changes in national and regional economic conditions can have an effect on real estate values increasing the risk of undercollateralization to the extent that the fair market value of properties serving as collateral security for the Company's assets are reduced. Numerous factors, such as adverse changes in local market conditions, competition, increases in operating expenses and uninsured losses, can affect a property owner's ability to maintain or increase revenues to cover operating expenses and the debt service on the property's financing and, consequently, lead to a deterioration in credit quality or a loan default and reduce the value of the Company's asset. In addition, the yield to maturity on the Company's CMBS assets is subject to the default and loss experience on the underlying mortgage loans, as well as by the rate and timing of payments of principal. If there are realized losses on the underlying loans, the Company may not recover the full amount, or possibly, any of its initial investment in the affected CMBS asset. To the extent there are prepayments on the underlying mortgage loans as a result of refinancing at lower rates, the Company's CMBS assets may be retired substantially earlier than their stated maturities leading to reinvestment in lower yielding assets. There can be no assurance that the Company's assets will not experience any of the foregoing risks or that, as a result of any such experience, the Company will not suffer a reduced return on investment or an investment loss.

      As discussed below, the Company has two primary credit facilities, one in the amount of $355 million with a three-year original term and one in the amount of $300 million with an 18-month original term.

      Effective September 30, 1998, the Company entered into a credit agreement with a commercial lender that provides for a three-year $150 million line of credit (the "First Credit Facility"). Effective January 1, 1998, pursuant to an amended and restated credit agreement, the Company increased its First Credit Facility to $250 million and subsequently further amended the credit agreement to increase the facility to $300 million effective June 22, 1998 and to $355 million effective July 23, 1998. The amended and restated agreement expires on December 31, 2001.

      On June 8, 1998, the Company entered into an additional credit agreement with another commercial lender that provides for a $300 million line of credit that expires in December 1999 (the "Second Credit Facility" together with the First Credit Facility, the "Credit Facilities").

      The Credit Facilities provide for advances to fund lender-approved loans and investments made by the Company ("Funded Portfolio Assets"). The obligations of the Company under the Credit Facilities are secured by pledges of the Funded Portfolio Assets acquired with advances under the Credit Facilities. Borrowings under the Credit Facilities bear interest at specified rates over LIBOR which rates may fluctuate based upon the credit quality of the Funded Portfolio Assets. Future repayments and redrawdowns of amounts previously subject to the drawdown fee will not require the Company to pay any additional fees. The Credit Facilities provide for margin calls on asset-specific borrowings in the event of asset quality and/or market value deterioration as determined under the Credit Facilities. The Credit Facilities contain customary representations and warranties, covenants and conditions and events of default. The Credit Facilities also contain a covenant obligating the Company to avoid undergoing an ownership change that results in Craig M. Hatkoff, John R. Klopp or Samuel Zell no longer retaining their senior offices and directorships with the Company and practical control of the Company's business and operations.

      At December 31, 1998, the Company had $371.8 million of outstanding borrowings under the Credit Facilities as compared to $79.9 million at December 31, 1997. The substantial increase was used to fund the new loans and investments.

      When possible, in connection with the acquisition of assets, the Company obtains seller financing which can take the form of repurchase agreements. Four of the transactions completed during the year ended December 31, 1998 described above were financed in this manner representing total original repurchase financings of $41.8 million. These financings are generally completed at discounted terms as compared to those available under the Credit Facilities. Despite these new financings, repurchase obligations decreased modestly from December 31, 1997 to December 31, 1998 due to the repayment on the repurchase obligation associated with the CMBS that was sold in 1998.

      On July 28, 1998, the Company privately placed 150,000 8.25% Step Up Convertible Trust Preferred Securities (liquidation amount $1,000 per security) with an aggregate liquidation amount of $150 million (the "Convertible Trust Preferred Securities"). The Convertible Trust Preferred Securities were issued by the Company's consolidated statutory trust subsidiary, CT Convertible Trust I (the "Trust"). This private placement transaction was completed concurrently with the related issuance and sale to the Trust of the Company's 8.25% Step Up Convertible Junior Subordinated Debentures in the aggregate principal amount of $154,650,000 (the "Convertible Debentures"). Distributions on the Convertible Trust Preferred Securities are payable quarterly in arrears on each calendar quarter-end and correspond to the payments of interest made on the Convertible Debentures, the sole assets of the Trust. Distributions are payable only to the extent payments are made in respect to the Convertible Debentures.

      The Company received $145.2 million in net proceeds, after original issue discount of 3% from the liquidation amount of the Convertible Trust Preferred Securities and transaction expenses, pursuant to the above transactions. The proceeds were used to pay down the Credit Facilities. The Convertible Trust Preferred Securities are convertible at any time by the holders thereof into shares of Class A Common Stock at a per share conversion price of $11.70. The Convertible Debentures have a 20-year maturity and are non-callable for five years. Upon repayment of the Convertible Debentures at maturity or upon redemption, the proceeds of such repayment or payment shall be simultaneously paid and applied to redeem, among other things, the Convertible Trust Preferred Securities. If the securities have not been redeemed by September 30, 2004, the distribution rate will step up by 0.75% per annum for each annual period thereafter. The 3% ($4.5 million) discount and $0.3 million of transaction expenses on the issuance will be amortized over the expected life of the Convertible Trust Preferred Securities.

      As of December 31, 1998, certain of the Company's loans and other investments have been hedged so that the assets and the corresponding liabilities were matched at floating rates over LIBOR. The Company has entered into interest rate swap agreements for notional amounts totaling approximately $115.8 million with financial institution counterparties whereby the Company swapped fixed rate instruments, which average approximately 5.95%, for floating rate instruments at the London Interbank Offered Rate ("LIBOR"). The agreements mature at varying times from December 1999 to July 2008.

      The Company is exposed to credit loss in the event of non-performance by the counterparties (banks whose securities are rated investment grade) to the interest rate swap and cap agreements, although it does not anticipate such non-performance. The counterparties would bear the interest rate risk of such transactions as market interest rates increase. If an interest rate swap or interest rate cap is sold or terminated and cash is received or paid, the gain or loss is deferred and recognized when the hedged asset is sold or matures.

Recent Market Conditions
------------------------

      In light of the significant volatility in the global capital markets experienced in September 1998, the Company suspended its loan origination activity from that point through year-end. Likewise, the Company's advisory business was also affected as fee producing activity related to real estate acquisitions, dispositions and financings by its clients slowed in reaction to market conditions. The Company ended 1998 with significant liquidity resources and with the belief that it was positioned to take advantage of portfolio growth opportunities meeting its risk/yield profile which it expected to develop as overall market conditions improved. On March 3, 1999, the Company announced its re-entry into the loan origination and investment market through the acquisition, by its newly formed wholly owned subsidiary, CT-BB Funding Corp., of $246.0 million of face amount "BB" rated CMBS for a purchase price of $196.9 million.

Results of Operations for the Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------

      The Company reported total revenues of $74.3 million for the year ended December 31, 1998, an increase of $66.3 million over total revenues of $8.0 million reported for the year ended December 31, 1997. The Company reported net income allocable to Class A Common Stock of $10,308,000 for the year ended December 31, 1998, an increase of $16,336,000 from the net loss allocable to Class A Common Stock of $6,028,000 for the year ended December 31, 1997. These changes were primarily the result of the full implementation of the Company's operations as a real estate finance and advisory company that generated revenues from loans and other investments and significant advisory and investment banking fees.

      Interest and related income from loans and other investments amounted to $62,316,000 for the year ended December 31, 1998, an increase of $57,324,000 over the $4,992,000 for the year ended December 31, 1998. This increase was primarily due to an eleven-fold increase in the average interest earning assets from approximately $46.8 million for the year ended December 31, 1998 to approximately $526.3 million for the year ended December 31, 1998. The increase was also enhanced by an increase in the average rate earned on the investments from 10.66% to 11.84%.

      Interest and related expenses had a similar percentage change increasing from $2,223,000 at December 31, 1997 to $27,252,000 at December 31, 1998. This
increase of $25,029,000 is due to an increase in the average interest bearing liabilities from approximately $27.5 million for the year ended December 31, 1997 to approximately $338.3 million for the year ended December 31, 1997. The average rate paid on average interest-bearing liabilities remained constant from year to year at 8.1%.

      During  the  year  ended  December  31,  1998,   other  revenues   totaled
$11,949,000, an increase of $8,923,000 over the same period in 1997. The increase for the year ended December 31, 1998 was primarily due to an additional $8,613,000 of advisory and investment banking fees generated by Victor Capital and its related subsidiaries over the amount of such fees generated in the prior year and an additional $185,000 of other interest income being earned in 1998. The Company also experienced a $307,000 decrease in rental income as the Company sold its remaining rental properties during the first quarter of 1997 for which the Company recorded a loss of $432,000.

      Other expenses increased from $10,297,000 for the year ended December 31, 1997 to $21,262,000 for the year ended December 31, 1998. The increase was primarily due to the additional general and administrative expenses necessary for the commencement and continuation of full-scale operations as a specialty finance company, the largest components of such expenses which are employee salaries and related costs, and the provision for possible credit losses. As of December 31, 1998, the Company had 44 full-time employees as compared to 29 at December 31, 1997 (who were employed for only five and a half months following the acquisition of Victor Capital on July 15, 1997). The provision for possible credit losses was $3,555,000 for the year ended December 31, 1998, as the Company provided reserves on its loan and investment portfolio pursuant to its reserve policy. The significant increase from the $462,000 provision for possible credit loss for the year ended December 31, 1997 was due to the increase in average earning assets outstanding as previously described. Management believes that the reserve for possible credit losses is adequate.

      In 1997, the Company did not incur any income tax expense or benefit associated with the loss it incurred due to the uncertainty of realization of net operating loss carryforwards. In the year ended December 31, 1998, the Company accrued $9,367,000 of income tax expense for federal, state and local income taxes. For federal purposes, the Company utilized net operating loss carryforwards of approximately $4.9 million to reduce its current tax expense and released approximately $1.0 million of reserves on deferred tax assets in calculating the accrual for the year ended December 31, 1998. This had the effect of reducing the effective tax rate from the expected rate of 47% to 36%.

      As discussed above, the Company issued $150,000,000 of Convertible Trust Preferred Securities on July 28, 1998. The Company recognized $2,941,000 of net expenses related to these securities during the year ended December 31, 1998. This amount consisted of distributions to the holders totaling $5,225,000 and amortization of discount and origination costs totaling $337,000 that were partially offset by tax benefits of $2,621,000.

      The preferred stock dividend and dividend requirement arose in 1997 as a result of the Company's issuance of $33 million of Class A Preferred Stock on July 15, 1997. Dividends accrue on such stock at a rate of 9.5% per annum on a per share price of $2.69 for the 12,267,658 shares outstanding.

Results of Operations for the Years Ended December 31, 1997 and 1996
--------------------------------------------------------------------

      The Company reported a net loss allocable to Class A Common Stock of $6,028,000 for the year ended December 31, 1997, an increase of $5,614,000 from the net loss allocable to Class A Common Stock of $414,000 reported for the year ended December 31, 1997. The significant increase in the loss was a result of the expenses associated with the Company's hiring activity outpacing its income generation pursuant to the acquisition of Victor Capital and initiation of its operations as a real estate finance and advisory company.

      Total revenues were $8,018,000 for 1997, an increase of $3,794,000 over the $4,224,000 reported for 1996. The increase in 1997 was due to the implementation of the Company's operations as a finance company in the second half of the year. The Company began to collect interest on loans and investments originated or acquired during this period and began to generate advisory and management fees from its newly acquired subsidiary, Victor Capital, which accounted for $1,698,000 of the increase. The Company also generated additional interest income from bank deposits over the amount earned the previous year due to significant cash balances on hand from the sale of Class A Preferred Stock in the Investment and Class A Common Stock in the Offering. These increases were offset by a decrease in rental income resulting from the disposition of all rental properties during 1996 and 1997 and the change in the gain or loss on sale of rental properties and investments.

      Interest and related income from loans and other investments was $4,992,000 for the year ended December 31, 1997, an increase of $4,522,000 over the $470,000 in 1996. The increase in 1997 was due to the implementation of the Company's business plan in the second half of 1997 when the Company began to collect interest on loans and investments made during this period.

      Rental income from the Company's commercial properties was $307,000 in 1997, a decrease of $1,712,000 from the $2,019,000 for 1996. The decrease in 1997 from that received in 1996 was due to the sale of the properties during 1996 and 1997 which were generating the rental income.

      Other interest income was $1,453,000 in 1997, an increase of $787,000 over the $666,000 reported for 1996. The increase in 1997 was a result of the Company generating additional interest income from bank deposits due to significant cash balances on hand from the sale of Class A Preferred Stock in the Investment and Class A Common Stock in the Offering.

      Net gain or loss on sale of rental properties and investments was a loss of $432,000 in 1997 versus a gain of $1,069,000 in 1996. The losses incurred in 1997 were due to the sales of the two remaining rental properties. During 1996, the Company incurred a net loss of $164,000 from the sale of a storage facility property, realized a net gain from the sale of a property of $299,000, and realized a net gain of $934,000 when the Company sold four of its seven mortgage notes.

      Total expenses were $12,520,000 for the year ended December 31, 1997, an increase of $7,498,000 over the $4,638,000 reported for the same period in 1996. In 1997, total expenses were up due primarily to a $7,960,000 increase in general and administrative expenses from the implementation of the operations as a finance company and the related hiring of executive officers and employees, principally from the ranks of Victor Capital, following the acquisition thereof.

      Interest and related expense from loans and other investments was $2,223,000 for 1997, up from the $86,000 reported for 1996. The increase in 1997 was due to an increase in borrowing under the Company's First Credit Facility and repurchase agreements to fund new loans and investments made in the second half of 1997.

      Other interest expense was $156,000 for 1997, down from $461,000 for 1996. The decrease in 1997 from the amount reported in 1996 resulted from the elimination of mortgage debt upon sale of the Totem Square property.

      General and administrative expenses were $9,463,000 for the year ended December 31, 1997, up significantly from the $1,503,000 reported for the same period in 1996. The increase in general and administrative costs in 1997 was due primarily to the addition of the new executive officers and employees hired in 1997 whose salaries and benefits totaled more than $5 million. The Company also incurred significant non-recurring professional fees (an increase of more than $2 million over the fees incurred in 1996) in conjunction with the reconstitution of the Company, the termination of its REIT status and the implementation of its operations as a finance company.

      Rental property expenses decreased significantly, by $657,000, for 1997 when the remaining rental properties were sold.

      For the year ended December 31, 1997, the Company recorded a provision for possible credit losses of $462,000. During 1997, the Company had no known assets which were considered impaired and as such no significant additional provisions were necessary.

      For the year ended December 31, 1996, the Company reported a provision for possible credit losses of $1,743,000. By year-end, the Company had reduced the book value of its Sacramento, California shopping center to $1,215,000 and the book value of its Kirkland, Washington retail property to $7,370,000. Since these properties were no longer being held for investment, but rather for sale, their book value was reduced to more accurately reflect the then-current market value of the assets. The decline in the shopping center's value was the result of the Company's relatively short lease term on the land underlying the center, the physical condition of the property and the changed market conditions in the Sacramento area. Disposition efforts on behalf of the retail property also indicated the need to reduce this property's book value, as it was no longer being held for investment purposes but actively marketed for sale. Both properties were sold during the first quarter of 1997.

      The preferred stock dividend and dividend requirement arose in 1997 as a result of the Company issuing $33 million of Class A Preferred Stock on July 15, 1997. Dividends accrue on such stock at a rate of 9.5% per annum on a per share price of $2.69.

Liquidity and Capital Resources
-------------------------------

      At December 31, 1998, the Company had $46,623,000 in cash. Liquidity in 1999 will be provided primarily by cash on hand, cash generated from operations, principal and interest payments received on investments, loans and securities, and additional borrowings under the Credit Facilities. The Company believes these sources of capital will adequately meet future cash requirements. Consistent with its operations as a finance company, the Company expects that during 1999 it will use a significant amount of its available capital resources to originate and fund loans and other investments. In connection with such investment and loan transactions, the Company intends to employ leverage, up to a maximum 5:1 debt-to-equity ratio, to enhance its return on equity.

      The Company experienced a net decrease in cash of approximately $2.6 million for the year ended December 31, 1998, compared to a net increase in cash of $44.6 million for the year ended December 31, 1997. For the year ended December 31, 1998, cash provided by operating activities was $14.8 million, up approximately $12.3 million from cash provided by operations of $2.5 million during the same period in 1997. Cash used in investing activities during this same period increased by approximately $205.2 million to approximately $447.9 million, up from $242.7 million, primarily as a result of the increased activity in origination and purchase of loans and other investments. Cash provided by financing activities increased approximately $145.7 million to approximately $430.5 million, up from $284.8 million, primarily from the proceeds of borrowings under the Credit Facilities and net proceeds from the issuance of the Convertible Trust Preferred Securities.

      At  December  31,  1998,  the Company had two  outstanding  notes  payable totaling $4,247,000, outstanding borrowings on the Credit Facilities of $371,754,000 and outstanding repurchase obligations of $79,402,000. At December 31, 1998, the Company had $283,246,000 of borrowing capacity available under the Credit Facilities.

Impact of Inflation
-------------------

      The Company's operating results depend in part on the difference between the interest income earned on its interest-earning assets and the interest expense incurred in connection with its interest-bearing liabilities. Changes in the general level of interest rates prevailing in the economy in response to changes in the rate of inflation or otherwise can affect the Company's income by affecting the spread between the Company's interest-earning assets and interest-bearing liabilities, as well as, among other things, the value of the Company's interest-earning assets and its ability to realize gains from the sale of assets and the average life of the Company's interest-earning assets. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond the control of the Company. The Company employs the use of correlated hedging strategies to limit the effects of changes in interest rates on its operations, including engaging in interest rate swaps and interest rate caps to minimize its exposure to changes in interest rates. There can be no assurance that the Company will be able to adequately protect against the foregoing risks or that the Company will ultimately realize an economic benefit from any hedging contract into which it enters.

Year 2000 Information
---------------------

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology ("IT") and Non-IT Systems

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

      Based upon recent assessments, the Company determined that it was required to replace certain of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company believes that with the replacement of the previously existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if certain replacements are not made, or not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

      The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has completed its assessment of all its in-house systems that could be significantly affected by the Year 2000 Issue. The completed assessment indicated that all of the Company's accounting software could be affected, particularly the general ledger and accounts payable systems. That assessment also included the software included in modeling and evaluating opportunities for new business and the equipment supporting such applications. In addition, the Company will gather information about the Year 2000 compliance status of its significant service providers to monitor their compliance.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

      For its information technology exposures, to date the Company believes it is 100% complete on the remediation phase of its in-house IT systems (both software and hardware). Implementation had been completed and the Company began testing of all the software and hardware systems in November 1998. Completion of the testing phase is expected to be completed by March 31, 1999, with 100% completion targeted for September 30, 1999.

Nature and Level of Importance of Third Parties and their Exposure to the Year 2000 Issue

      The Company's loan servicing function is performed by an independent third party. This service includes the calculation of interest and principal for the Company's loans receivable, the processing of bills to the Company's customers and the maintenance of lock boxes and escrow accounts on behalf of borrowers. The vendor has advised the Company that they will be Year 2000 compliant by June 1999.

      The Company will query its significant service providers that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that any external agents used by the Company will be Year 2000 ready. The inability of external agents to complete their Year 2000 Issue resolution process in a timely manner could materially impact the Company. The effect of non-compliance by external agents is not determinable.

Costs of Year 2000 Compliance

      The Company will utilize both internal and external resources to replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is $250,000 and is being funded through operating cash flow. To date, the Company has incurred approximately $200,000 ($5,000 expensed and $195,000 capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the remaining project costs, approximately $50,000 is attributable to the testing of equipment and software.

Risks of Year 2000

      The Company believes that it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has not yet completed all the necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company is not certain that the systems would operate correctly, as the systems have not been adequately tested. In addition, disruptions in the economy generally resulting from Year 2000 Issue could materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

      The Company currently has no contingency plans in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in the second quarter of 1999 and determine whether such a plan is necessary.

--------------------------------------------------------------------------------

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------------------

      The principal objective of the Company's asset/liability management activities is to maximize net interest income, while minimizing levels of interest rate risk. Net interest income and interest expense are subject to the risk of interest rate fluctuations. To mitigate the impact of fluctuations in interest rates, the Company uses interest rate swaps to effectively convert fixed rate assets to variable rate assets for proper matching with variable rate liabilities. Each derivative used as a hedge is matched with an asset or liability with which it has a high correlation. The swap agreements are generally held to maturity and the Company does not use derivative financial instruments for trading purposes. The Company uses interest rate swaps to reduce the Company's exposure to interest rate fluctuations on certain fixed rate loans and investments and to provide more stable spreads between rates received on loans and investments and the rates paid on their financing sources.

      The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates at December 31, 1998. For financial assets and debt obligations, the table presents cash flows and weighted average interest rates based on the contractual maturity dates. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates.
Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted-average variable rates are based on rates in effect as of the reporting date.


                                                                       Expected Maturity Dates
                                 ------------------------------------------------------------------------
                                     1999           2000          2001           2002          2003
                                     ----           ----          ----           ----          ----
                                                                               (dollars in thousands)
Assets:
CMBS
   Variable Rate                       -              -             -              -          $ 31,650
      Average interest rate            -              -             -              -           10.62%

Certificated Mezzanine
  Investments
   Variable Rate                       -           $ 45,480         -              -             -
      Average interest rate            -            9.79%           -              -             -

Loans receivable
   Fixed Rate                       $ 29,572          -          $ 35,000      $ 13,000          -
      Average interest rate          12.25%           -          12.32%         12.86%           -
   Variable Rate                    $109,991       $130,707     $181,986           -             -
      Average interest rate          12.05%        10.36%        10.53%            -             -

Liabilities:
Credit facilities
   Variable Rate                    $ 98,046          -         $273,708           -             -
      Average interest rate           8.58%           -           8.19%            -             -

Repurchase obligations
   Variable Rate                    $ 79,402          -             -              -             -
      Average interest rate           6.74%           -             -              -             -

Convertible Trust Preferred
  Securities
   Fixed Rate                          -              -             -              -             -
      Average interest rate            -              -             -              -             -

Interest rate swaps                 $  7,500          -         $ 28,000       $  4,000       $ 19,310
     Average fixed pay rate           5.67%           -           5.79%          5.98%          6.04%
     Average variable
     receive rate                     5.56%           -           5.55%          5.55%          5.55%



                                                             Expected Maturity Dates

                                 --------------------------------------------
                                     Thereafter       Total       Fair Value
                                     ----------       -----       ----------

Assets:
CMBS
   Variable Rate                          -           $ 31,650     $ 31,650
      Average interest rate               -           10.62%

Certificated Mezzanine
  Investments
   Variable Rate                          -           $ 45,480     $ 45,480
      Average interest rate               -            9.79%

Loans receivable
   Fixed Rate                          $ 98,120       $175,692      $174,790
      Average interest rate             11.07%        11.65%
   Variable Rate                       $ 26,500       $449,183      $439,687
      Average interest rate             11.14%        10.89%

Liabilities:
Credit facilities
   Variable Rate                          -           $371,754     $371,754
      Average interest rate               -            8.29%

Repurchase obligations
   Variable Rate                          -           $ 79,402      $ 79,402
      Average interest rate               -             6.74%

Convertible Trust Preferred
  Securities
   Fixed Rate                          $145,544       $145,544     $145,544
      Average interest rate              8.25%         8.25%

Interest rate swaps                    $ 57,000       $115,810     $ (4,521)
     Average fixed pay rate              6.04%         5.95%
     Average variable
     receive rate                        5.55%         5.55%

--------------------------------------------------------------------------------

Item 8.              Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

      The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-34. See accompanying Index to the Consolidated Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 24 to the consolidated financial statements.

--------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

      On April 14, 1997, the Company determined (i) not to retain Coopers & Lybrand L.L.P. ("C&L") as the Company's auditors for the fiscal year ended December 31, 1997 and (ii) to engage Ernst and Young LLP ("E&Y") as the Company's independent auditors for the fiscal year ended December 31, 1997.

      The report of C&L on the Company's consolidated financial statements for the year ended December 31, 1996 did not contain an adverse opinion or a disclaimer opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

      During the Company's fiscal year ended December 31, 1996 and through the date of their replacement on April 14, 1997, there were no disagreements with C&L on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of C&L, would have caused them to make reference thereto in their report(s) on the Company's financial statements for such fiscal year(s), nor were there any "reportable events" within the meaning of item 304(a)(1)(v) of regulation S-K promulgated under the Exchange Act.

                                    PART III
--------------------------------------------------------------------------------

Item 10.             Directors and Executive Officers of the Registrant
--------------------------------------------------------------------------------

      The information required by Items 401 and 405 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 30, 1999, with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.


--------------------------------------------------------------------------------

Item 11.             Executive Compensation
--------------------------------------------------------------------------------

      The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 30, 1999 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.


------------------------------------------------------------------------------

Item 12.         Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------------

      The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 30, 1999, with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.


------------------------------------------------------------------------------

Item 13.             Certain Relationships and Related Transactions
------------------------------------------------------------------------------

      The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 30, 1999, with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

                                     PART IV
--------------------------------------------------------------------------------

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

(a) (1)              Financial Statements
------               --------------------

                     See the accompanying Index to Financial Statement Schedule on page F-1.

(a) (2)              Consolidated Financial Statement Schedules
------               ------------------------------------------

                     None.

      All schedules have been omitted because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

(a) (3)              Exhibits
------               --------

                                  EXHIBIT INDEX

  Exhibit
  Number                                Description                                  Page
  -------                               -----------                                  ----

     2.1     Agreement and Plan of Merger,  by and among Capital Trust,  Capital
             Trust, Inc. and the Captrust Limited Partnership, dated as of November 12, 1998 (filed as Exhibit 2.1 to Capital Trust, Inc.'s
             Current Report on Form 8-K (File No.  1-14788) filed on January 29,
             1999 and incorporated herein by reference).

     3.1     Charter of the  Capital  Trust,  Inc.  (comprised  of  Articles  of
             Amendment and Restatement of Charter and amendments thereof by Articles Supplementary with respect to Class A 9.5% Cumulative
             Convertible Preferred Stock and Articles Supplementary with respect to Class B 9.5% Cumulative Convertible Non-Voting Preferred Stock)
             (filed as Exhibit 3.1 to Capital  Trust,  Inc.'s  Current Report on
             Form 8-K (File No. 1-14788) filed on January 29, 1999 and incorporated herein by reference).

     3.2     Amended  and  Restated  By-Laws of Capital  Trust,  Inc.  (filed as
             Exhibit 3.2 to Capital  Trust,  Inc.'s  Current  Report on Form 8-K
             (File No. 1-14788) filed on January 29, 1999 and incorporated herein by reference).

     4.1     Articles  Supplementary  with  respect  to Class A 9.5%  Cumulative
             Convertible  Preferred  Stock of Capital  Trust,  Inc. and Articles
             Supplementary  with respect to Class B 9.5% Cumulative  Convertible
             Non-Voting  Preferred  Stock of Capital  Trust,  Inc. (included  in
             Exhibit 3.1).

     4.4     Certificate  of Trust of CT  Convertible  Trust I (filed as Exhibit
             4.1 to Capital Trust's Current Report on Form 8-K (File No. 1-8063) filed on August 6, 1998 and incorporated herein by reference).

     4.5 Preferred Securities Purchase Agreement dated as of July 27, 1998 among Capital Trust, CT Convertible Trust I, Vornado Realty L.P.,
             EOP Limited  Partnership,  Mellon Bank N.A., as trustee for General
             Motors Hourly-Rate Employes Pension Trust, and Mellon Bank N.A., as trustee for General Motors Salaried Employes Pension Trust (filed as Exhibit 4.2 to Capital Trust's Current Report on Form 8-K (File
             No. 1-8063) filed on August 6, 1998 and incorporated herein by reference).







  Exhibit
  Number                                Description                                  Page
  -------                               -----------                                  ----

     4.6 Declaration of Trust of CT Convertible Trust I ("CT Trust I") dated as of July 28, 1998 by the Trustees (as defined therein), Capital
             Trust, as sponsor, and the holders, from time to time, of undivided beneficial interests in CT Trust I to be issued pursuant to such Declaration (filed as Exhibit 4.3 to Capital Trust's Current Report on Form 8-K (File No. 1-8063) filed on August 6, 1998 and incorporated herein by reference).

   4.7.a.    Indenture  dated as of July 28,  1998  between  Capital  Trust  and
             Wilmington  Trust  Company,  as trustee  (filed as  Exhibit  4.4 to
             Capital Trust's Current Report on Form 8-K (File No. 1-8063) filed on August 6, 1998 and incorporated herein by reference).

   4.7.b. Supplemental Indenture, dated as of January 28, 1999, with respect to Indenture dated as of July 28, 1998, between Capital Trust, Inc.
             and Wilmington  Trust Company,  as trustee (filed as Exhibit 4.2 to
             Capital Trust, Inc.'s Current Report on Form 8-K (File No. 1-14788) filed on January 29, 1999 and incorporated herein by reference).

     4.8 Preferred Securities Guarantee Agreement dated as of July 28, 1998 by Capital Trust and Wilmington Trust Company, as trustee (filed as
             Exhibit 4.5 to Capital Trust's Current Report on Form 8-K (File No.
             1-8063) filed on August 6, 1998 and incorporated herein by reference).

     4.9     Common Securities  Guarantee Agreement dated as of July 28, 1998 by
             Capital  Trust  (filed as Exhibit  4.6 to Capital  Trust's  Current
             Report on Form 8-K (File No. 1-8063) filed on August 6, 1998 and incorporated herein by reference).

    10.1 Preferred Share Purchase Agreement, dated as of June 16, 1997, by and between Capital Trust and Veqtor Finance Company, LLC (filed as
             Exhibit 10.1 to Capital  Trust's  Current  Report on Form 8-K (File
             No. 1-8063) filed on July 30, 1997 and incorporated herein by reference).

    10.2     Non-Negotiable  Notes of Capital  Trust  payable to John R.  Klopp,
             Craig M. Hatkoff and Valentine  Wildove & Company,  Inc.  (filed as
             Exhibit 10.2 to Capital  Trust's  Current  Report on Form 8-K (File
             No. 1-8063) filed on July 30, 1997 and incorporated herein by reference).

    +10.3    Capital Trust,  Inc. Amended and Restated 1997 Long-Term  Incentive
             Stock Plan (filed as Exhibit 10.1 to Capital Trust,  Inc.'s Current
             Report on Form 8-K (File No. 1-14788) filed on January 29, 1999 and incorporated herein by reference).

    +10.4    Capital Trust, Inc. Amended and Restated 1998 Non-Employee Director
             Stock Plan (filed as Exhibit 10.2 to Capital Trust,  Inc.'s Current
             Report on Form 8-K (File No. 1-14788) filed on January 29, 1999 and incorporated herein by reference).

    +10.5    Capital  Trust,  Inc. 1998 Employee  Stock  Purchase Plan (filed as
             Exhibit 10.3 to Capital  Trust,  Inc.'s  Current Report on Form 8-K
             (File No. 1-14788) filed on January 29, 1999 and incorporated herein by reference).

    +10.6    Capital Trust, Inc. 1998 Non-Employee Stock Purchase Plan (filed as
             Exhibit 10.4 to Capital  Trust,  Inc.'s  Current Report on Form 8-K
             (File No. 1-14788) filed on January 29, 1999 and incorporated herein by reference).

    +10.7 Capital Trust, Inc. Stock Purchase Loan Plan (filed as Exhibit 10.5 to Capital Trust, Inc.'s Current Report on Form 8-K (File No.
             1-14788) filed on January 29, 1999 and incorporated herein by reference).

    +10.8 Employment Agreement, dated as of July 15, 1997, by and between Capital Trust and John R. Klopp (filed as Exhibit 10.5 to Capital
             Trust's Registration Statement on Form S-1 (File No. 333-37271) filed on October 6, 1997 and incorporated herein by reference).

    +10.9 Employment Agreement, dated as of July 15, 1997, by and between Capital Trust and Craig M. Hatkoff (filed as Exhibit 10.6 to
             Capital  Trust's  Registration  Statement  on Form  S-1  (File  No.
             333-37271) filed on October 6, 1997 and incorporated herein by reference).






  Exhibit
  Number                                Description                                  Page
  -------                               -----------                                  ----

   +10.10 Consulting Agreement, dated as of July 15, 1998, by and between Capital Trust and Gary R. Garrabrant (filed as Exhibit 10.7 to
             Capital  Trust's  Registration  Statement  on Form  S-1  (File  No.
             333-37271) filed on October 6, 1998 and incorporated herein by reference).

    10.11    Sublease,  dated  as  of  July  29,  1998,  between  New  York  Job
             Development  Authority and Victor  Capital  Group,  L.P.  (filed as
             Exhibit 10.8 to Capital Trust's Registration  Statement on Form S-1
             (File No. 333-37271) filed on October 6, 1998 and incorporated herein by reference).

    10.12.a  Amended and Restated Credit Agreement, dated as of January 1, 1998, between  Capital  Trust and  German  American  Capital  Corporation
             ("GACC")  (filed as Exhibit 10.1 to Capital  Trust's Current Report on Form  8-K  (File  No.  1-8063)  filed  on  March  18,  1998  and incorporated herein by reference), as amended by First Amendment to
             Amended and Restated Credit  Agreement,  dated as of June 22, 1998, between  Capital  Trust and GACC (filed as Exhibit  10.3 to Capital
             Trust's  Quarterly  Report on Form 10-Q (File No.  1-8063) filed on
             August 14, 1998 and incorporated  herein by reference),  as amended by Second Amendment to Amended and Restated Credit Agreement, dated as of July 23,  1998,  between  Capital  Trust  and GACC  (filed as
             Exhibit  10.10  to  Capital  Trust,   Inc.'s  Amendment  No.  2  to
             Registration  Statement on Form S-4 (File No.  333-52619)  filed on
             October 23, 1998 and incorporated herein by reference).

  *10.12.b Third Amendment to Amended and Restated Credit Agreement, dated as of July 23, 1998, between Capital Trust, Inc. and GACC.

   +10.13 Employment Agreement, dated as of July 15, 1997, by and between Capital Trust and Donald J. Meyer (filed as Exhibit 10.10 to
             Capital Trust's  Amendment No. 2 to Registration  Statement on Form
             S-1 (File No. 333-37271) filed on December 9, 1997 and incorporated herein by reference).

   +10.14 Employment Agreement, dated as of August 15, 1998, by and between Capital Trust and Stephen D. Plavin (filed as Exhibit 10.15 to
             Capital Trust, Inc.'s Amendment No. 2 to Registration  Statement on
             Form S-4 (File No. 333-37271) filed on October 23, 1998 and incorporated herein by reference).

    10.15 Master Loan and Security Agreement, dated as of June 8, 1998, between Capital Trust and Morgan Stanley Mortgage Capital Inc.
             (filed as Exhibit 10.1 to Capital Trust's  Quarterly Report on Form
             10-Q (File No. 1-8063) filed on August 14, 1998 and incorporated herein by reference).

    10.16    CMBS Loan  Agreement,  dated as of June 30, 1998,  between  Capital
             Trust and  Morgan  Stanley & Co.  International  Limited  (filed as
             Exhibit 10.2 to Capital Trust's Quarterly Report on Form 10-Q (File
             No. 1-8063) filed on August 14, 1998 and incorporated herein by reference).

    10.17    Co-Investment  Agreement,  dated as of July 28, 1998, among Capital
             Trust, Vornado Realty L.P., EOP Operating Limited Partnership,  and
             General Motors Investment Management Corporation, as agent for and for the benefit of the Pension Plans (as defined therein) (filed as Exhibit 10.1 to Capital Trust's Current Report on Form 8-K (File
             No. 1-8063) filed on August 6, 1998 and incorporated herein by reference).

    10.18    Registration  Rights  Agreement,  dated as of July 28, 1998,  among
             Capital Trust, Vornado Realty L.P., EOP Limited Partnership, Mellon
             Bank N.A.,  as trustee  for  General  Motors  Hourly-Rate  Employes
             Pension Trust,  and Mellon Bank N.A., as trustee for General Motors
             Salaried  Employes  Pension Trust (filed as Exhibit 10.2 to Capital
             Trust's  Current  Report  on Form 8-K (File  No.  1-8063)  filed on
             August 6, 1998 and incorporated herein by reference).

   *10.19 Co-Investment Rights Letter Agreement, dated October 23, 1998, among Capital Trust, First Chicago Capital Corporation, Wells Fargo
             & Company and BankAmerica Investment Corporation.






  Exhibit
  Number                                Description                                  Page
  -------                               -----------                                  ----


    21.1     Subsidiaries of Capital Trust, Inc.

    *23.1    Consent of PricewaterhouseCoopers LLP.

    *23.2    Consent of Ernst & Young L.L.P.

    *27.1    Financial Data Schedule.


+     Represents a management contract or compensatory plan or arrangement.
*     Filed herewith.



(a) (4)              Report on Form 8-K
------               ------------------
      During the fiscal quarter ended December 31, 1998, the Registrant filed the following Current Report on Form 8-K:

(1) Current Report on Form 8-K/A (File No. 1-8063), dated June 16, 1998, as filed with the Commission on October 23, 1998, reporting under Item 2 "Acquisition or Disposition of Assets" the origination and funding of a secured loan.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 1999                         /s/ John R. Klopp
--------------                         -----------------
Date                                   John R. Klopp
                                       Vice Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 31, 1999                        /s/ Samuel Zell
--------------                        ---------------
Date                                  Samuel Zell
                                      Chairman of the Board of Directors

March 31, 1999                        /s/ John R. Klopp
--------------                        -----------------
Date                                  John R. Klopp
                                      Vice Chairman and Chief Executive Officer
                                      and Director

March 31, 1999                        /s/ Edward L. Shugrue III
--------------                        -------------------------
Date                                  Edward L. Shugrue III
                                      Managing Director and
                                      Chief Financial Officer

March 31, 1999                        /s/ Brian H. Oswald
--------------                        -------------------
Date                                  Brian H. Oswald
                                      Chief Accounting Officer

March 31, 1999                        /s/ Jeffrey A. Altman
--------------                        ---------------------
Date                                  Jeffrey A. Altman, Director

March 31, 1999                        /s/ Thomas E. Dobrowski
--------------                        -----------------------
Date                                  Thomas E. Dobrowski, Director

March 31, 1999                        /s/ Martin L. Edelman
--------------                        ---------------------
Date                                  Martin L. Edelman, Director

March 31, 1999                        /s/ Gary R. Garrabrant
--------------                        ----------------------
Date                                  Gary R. Garrabrant, Director

March 31, 1999                        /s/ Craig M. Hatkoff
--------------                        --------------------
Date                                  Craig M. Hatkoff
                                      Vice Chairman and Director

March 31, 1999                        /s/ Sheli Z. Rosenberg
--------------                        ----------------------
Date                                  Sheli Z. Rosenberg, Director

March 31, 1999                        /s/ Steven Roth
--------------                        ---------------
Date                                  Steven Roth, Director

March 31, 1999                        /s/ Lynne B. Sagalyn
--------------                        --------------------
Date                                  Lynne B. Sagalyn, Director

                   Index to Consolidated Financial Statements





Reports of Independent Auditors..............................................F-2


Audited Financial Statements

Consolidated Balance Sheets as of December 31, 1998 and 1997.................F-4

Consolidated  Statements of Operations for the years ended
December 31, 1998, 1997  and 1996............................................F-5

Consolidated  Statements  of  Changes  in  Stockholders'  Equity  for
the  years  ended December 31, 1998, 1997 and 1996...........................F-6

Consolidated  Statements of Cash Flows for the years ended
December 31, 1998, 1997  and 1996............................................F-7

Notes to Consolidated Financial Statements...................................F-8

                         Report of Independent Auditors




The Board of Directors
Capital Trust, Inc. and Subsidiaries

We have audited the consolidated balance sheets of Capital Trust, Inc. and Subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by its management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                         /s/ Ernst & Young LLP

New York, New York
January 29, 1999,  except for Note 25
which is as of March 3, 1999

                        Report of Independent Accountants




The Board of Directors of Capital Trust, Inc.
(f/k/a California Real Estate Investment Trust):

           We have audited the accompanying consolidated statements of operations, cash flows, and changes in stockholders' equity and cash flows of Capital Trust, Inc. (f/k/a California Real Estate Investment Trust, the predecessor to Capital Trust, Inc.) and Subsidiary (the "Trust") for the year ended December 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

           In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of the Trust for the year ended December 31, 1996, in conformity with generally accepted accounting principles.


                                            /s/ Coopers & Lybrand LLP

San Francisco, California
February 14, 1997

                      Capital Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 1998 and 1997
                                 (in thousands)



                                                                                          1998                         1997
                                                                                  ----------------------      ----------------------
                                                 Assets
   Cash and cash equivalents                                                       $       46,623              $    49,268
   Other available-for-sale securities, at fair value                                       3,355                   11,975
   Commercial  mortgage-backed  securities,  available-for-sale  and recorded at market  value at  December  31,  1998,  held to  maturity  and  recorded at amortized cost at December 31, 1997
                                                                                           31,650                   49,490
   Certificated mezzanine investments available-for-sale, at fair value                    45,480                   21,998
   Loans receivable, net of $4,017 and $462 reserve for possible credit losses at
     December 31, 1998 and 1997, respectively                                             620,858                  180,324
   Excess of purchase price over net tangible assets acquired, net                            308                      331
   Deposits and other receivables                                                             401                      284
   Accrued interest receivable                                                              8,041                      818
   Deferred income taxes                                                                    3,029                      -
   Prepaid and other assets                                                                 6,693                    2,878
                                                                                  ----------------------      ====================
Total assets                                                                       $      766,438             $    317,366
                                                                                  ======================      ====================

                              Liabilities and Stockholders' Equity

Liabilities:
   Accounts payable and accrued expenses                                           $       12,356             $      5,718
   Notes payable                                                                            4,247                    4,953
   Credit facilities                                                                      371,754                   79,864
   Repurchase obligations                                                                  79,402                   82,173
   Deferred origination fees and other revenue                                              4,448                    1,369
                                                                                  ----------------------      --------------------
Total liabilities                                                                         472,207                  174,077
                                                                                  ----------------------      --------------------

Company-obligated,  mandatorily redeemable,  convertible preferred securities of
   CT Convertible Trust I, holding solely 8.25% junior  subordinated  debentures
   of Capital Trust, Inc. ("Convertible Trust Preferred Securities")                      145,544                      -

                                                                                  -----------------------      --------------------
Stockholders' equity:
   Class A Convertible Preferred Stock, $0.01 par value, $0.26 cumulative annual dividend,  100,000 shares authorized,  12,268 shares issued and
     outstanding (liquidation preference of $33,000)                                          123                      123
   Class A Common Stock, $0.01 par value, 100,000 shares authorized, 18,159 and 18,157 shares issued and outstanding at December  31, 1998 and 1997,
     respectively                                                                             182                      182

   Restricted Class A Common Stock, $0.01 par value, 55 shares issued and
     outstanding at December 31, 1998                                                           1                        -
   Additional paid-in capital                                                             188,816                  188,257
   Unearned compensation                                                                     (418)                       -
   Accumulated other comprehensive income                                                  (4,665)                     387
   Accumulated deficit                                                                    (35,352)                 (45,660)
                                                                                  -----------------------      --------------------
Total stockholders' equity                                                                148,687                  143,289
                                                                                  -----------------------      --------------------

Total liabilities and stockholders' equity                                          $     766,438               $  317,366
                                                                                  =======================      ====================

                 See accompanying notes to consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Operations
              For the Years Ended December 31, 1998, 1997 and 1996
                      (in thousands, except per share data)

                                                                                             1998
                                                                                -------------------
Income from loans and other investments:
   Interest and related income                                                    $         62,316
   Less:  Interest and related expenses                                                     27,252
                                                                                -------------------
      Income from loans and other investments, net                                          35,064
                                                                                -------------------

Other revenues:
   Advisory and investment banking fees                                                     10,311
   Rental income                                                                              -
   Other interest income                                                                     1,638
   Gain (loss) on sale of rental properties and investments                                   -
                                                                                -------------------

      Total other revenues                                                                  11,949
                                                                                -------------------

Other expenses:
   General and administrative                                                               17,045
   Other interest expense                                                                      413
   Rental property expenses                                                                   -
   Depreciation and amortization                                                               249
   Provision for possible credit losses                                                      3,555
                                                                                -------------------
      Total other expenses                                                                  21,262
                                                                                -------------------

   Income (loss) before income taxes and distributions and
      amortization on Convertible Trust Preferred Securities                                25,751
Provision for income taxes                                                                   9,367
                                                                                -------------------
   Income (loss) before distributions and amortization on
      Convertible Trust Preferred Securities                                                16,384
   Distributions and amortization on Convertible Trust Preferred
      Securities, net of income tax benefit of $2,621                                        2,941
                                                                                -------------------
   Net income (loss)                                                                        13,443
Less:  Class A Preferred Stock dividend                                                      3,135
          Class A Preferred Stock dividend requirement                                        -
                                                                                -------------------
   Net income (loss) allocable to Class A Common Stock                           $          10,308
                                                                                ===================

Per share information:
   Net earnings (loss) per share of Class A Common Stock
      Basic                                                                     $            0.57
                                                                                ===================
      Diluted                                                                   $            0.44
                                                                                ===================
   Weighted average shares of Class A Common Stock outstanding
      Basic                                                                             18,208,812
                                                                                ===================
      Diluted                                                                           30,625,459
                                                                                ===================



                                                                                              1997                     1996
                                                                                 --------------------    ---------------------

Income from loans and other investments:
   Interest and related income                                                     $          4,992        $            470
   Less:  Interest and related expenses                                                       2,223                      86
                                                                                 --------------------    ---------------------
      Income from loans and other investments, net                                            2,769                     384
                                                                                 --------------------    ---------------------

Other revenues:
   Advisory and investment banking fees                                                       1,698                    -
   Rental income                                                                                307                   2,019
   Other interest income                                                                      1,453                     666
   Gain (loss) on sale of rental properties and investments                                    (432)                  1,069
                                                                                 --------------------    ---------------------
      Total other revenues                                                                    3,026                   3,754
                                                                                 --------------------    ---------------------

Other expenses:
   General and administrative                                                                 9,463                   1,503
   Other interest expense                                                                       156                     461
   Rental property expenses                                                                     124                     781
   Depreciation and amortization                                                                 92                      64
   Provision for possible credit losses                                                         462                   1,743
                                                                                 --------------------    ---------------------
      Total other expenses                                                                   10,297                   4,552
                                                                                 --------------------    ---------------------

   Income (loss) before income taxes and distributions and
      amortization on Convertible Trust Preferred Securities                                 (4,502)                   (414)
Provision for income taxes                                                                       55                     -
                                                                                 --------------------    ---------------------
   Income (loss) before distributions and amortization on
      Convertible Trust Preferred Securities                                                 (4,557)                   (414)
   Distributions and amortization on Convertible Trust Preferred
      Securities, net of income tax benefit of $2,621                           $               -                      -
                                                                                 --------------------    ---------------------
   Net income (loss)                                                                         (4,557)                   (414)
Less:  Class A Preferred Stock dividend                                                       1,341                    -
          Class A Preferred Stock dividend requirement                                          130                    -
                                                                                 --------------------    ---------------------
   Net income (loss) allocable to Class A Common Stock                            $          (6,028)     $             (414)
                                                                                 ====================    =====================

Per share information:
   Net earnings (loss) per share of Class A Common Stock
      Basic                                                                      $           (0.63)      $           (0.05)
                                                                                 ====================    =====================
      Diluted                                                                    $           (0.63)      $           (0.05)
                                                                                 ====================    =====================
   Weighted average shares of Class A Common Stock outstanding
      Basic                                                                               9,527,013               9,157,150
                                                                                 ====================    =====================
      Diluted                                                                             9,527,013               9,157,150
                                                                                 ====================    =====================

See accompanying notes to consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
              For the Years Ended December 31, 1998, 1997 and 1996
                                 (in thousands)


                                                                                                       Restricted
                                                                           Class A         Class A        Class A      Additional
                                                  Comprehensive           Preferred        Common         Common         Paid-In
                                                  Income (Loss)             Stock           Stock          Stock         Capital
                                                -------------------     --------------  -------------- -------------  -----------

Balance at January 1, 1996                       $     -                 $     -        $      92       $     -       $   64,163
   Change in unrealized gain (loss) on
     available-for-sale securities                     (22)                    -              -               -              -
   Net loss                                           (414)                    -              -               -              -
                                                 -------------------     -------------- -------------- -------------- --------------
Balance at December 31, 1996                     $    (436)                    -               92             -           64,163
                                                 ===================

   Change in unrealized gain (loss) on
     available-for-sale securities                     409                     -              -               -              -
   Issuance of Class A Common Stock                    -                       -               90             -           91,347
   Issuance of Class A Preferred Stock                 -                       123            -               -           32,747
   Class A Preferred Stock Dividend                    -                       -              -               -              -
   Net loss                                         (4,557)                    -              -               -              -
                                                 -------------------     -------------- -------------- -------------- --------------
Balance at December 31, 1997                     $  (4,148)                    123            182             -          188,257
                                                 ===================
   Change in unrealized gain (loss) on
     available-for-sale securities                  (5,052)                    -              -               -              -
   Issuance of Class A Common Stock under
     Incentive Stock Plan                              -                       -              -               -               10
   Issuance of restricted Class A Common
     Stock                                             -                       -              -                 1            724
   Cancellation of previously issued
     restricted Class A Common Stock                   -                       -              -               -             (175)
   Restricted Class A Common Stock
     earned                                            -                       -              -               -              -
   Class A Preferred Stock Dividend                    -                       -              -               -              -
   Net income                                       13,443                     -              -               -              -
                                                 -------------------     -------------- -------------- -------------- --------------
Balance at December 31, 1998                     $   8,391               $     123      $     182      $        1     $  188,816
                                                 ===================     ============== ============== ============== ==============


                                                                              Other
                                                         Unearned         Comprehensive       Accumulated
                                                       Compensation           Income            Deficit           Total
                                                 ---------------------- -------------------  --------------  -----------------

Balance at January 1, 1996                       $     -                $     -              $ (39,348)      $    24,907
   Change in unrealized gain (loss) on
     available-for-sale securities                     -                       (22)                -                 (22)
   Net loss                                            -                      -                   (414)             (414)
                                                 ---------------------- -------------------   -------------  ---------------
Balance at December 31, 1996                           -                       (22)            (39,762)           24,471


   Change in unrealized gain (loss) on
     available-for-sale securities                     -                       409                 -                 409
   Issuance of Class A Common Stock                    -                       -                   -              91,437
   Issuance of Class A Preferred Stock                 -                       -                   -              32,870
   Class A Preferred Stock Dividend                    -                       -                (1,341)           (1,341)
   Net loss                                            -                       -                (4,557)           (4,557)
                                                  -------------------- ------------------  ----------------  ---------------
Balance at December 31, 1998                           -                       387             (45,660)          143,289

   Change in unrealized gain (loss) on
     available-for-sale securities                     -                    (5,052)                -              (5,052)
   Issuance of Class A Common Stock under
     Incentive Stock Plan                              -                       -                   -                  10
   Issuance of restricted Class A Common
     Stock                                            (725)                    -                   -                 -
   Cancellation of previously issued
     restricted Class A Common Stock                   156                     -                   -                 (19)
   Restricted Class A Common Stock
     earned                                            151                     -                   -                 151
   Class A Preferred Stock Dividend                    -                       -                (3,135)            (3,135)
   Net income                                          -                       -                13,443             13,443
                                                  -------------------- ------------------  ----------------  ---------------
Balance at December 31, 1998                      $   (418)            $    (4,665)        $   (35,352)      $    148,687
                                                  ==================== =================== ================  ===============


       See accompanying notes to consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                                                                                  1998
                                                                                                          -------------------
Cash flows from operating activities:
   Net income (loss)                                                                                        $        13,443
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Deferred income taxes                                                                                        (3,029)
        Provision for credit losses                                                                                   3,555
        Depreciation and amortization                                                                                   249
        Restricted Class A Common Stock earned                                                                          151
        Net amortization of premiums and accretion of discounts on loans and investments                              1,250
        Net accretion of discounts and fees on Convertible Trust Preferred Securities                                   337
        (Gain) loss on sale of rental properties and investments                                                        -
        Expenses reversed on cancellation of restricted stock previously issued                                         (19)

   Changes in assets and liabilities net of effects from subsidiaries purchased:
        Deposits and other receivables                                                                                 (117)
        Accrued interest receivable                                                                                  (7,223)
        Prepaid and other assets                                                                                     (3,545)
        Deferred  revenue                                                                                             3,079
        Accounts payable and accrued expenses                                                                         6,638
        Other liabilities                                                                                               -
                                                                                                          -------------------
   Net cash provided by operating activities                                                                         14,769
                                                                                                          -------------------

Cash flows from investing activities:
        Purchases of commercial mortgage-backed securities                                                          (36,334)
        Principal collections and proceeds from sale of commercial mortgage-backed securities                        49,490
        Purchases of certificated mezzanine investments                                                             (23,947)
        Principal collections on certificated mezzanine investments                                                     465
        Origination and purchase of loans receivable                                                               (515,449)
        Principal collections on loans receivable                                                                    70,405
        Purchases of equipment and leasehold improvements                                                              (496)
        Proceeds from sale of rental properties                                                                         -
        Improvements to rental properties                                                                               -
        Purchases of available-for-sale securities                                                                      -
        Principal collections and proceeds from sales of available-for-sale securities                                7,957
        Acquisition of Victor Capital Group, L.P., net of cash acquired                                                 -
                                                                                                          -------------------
   Net cash used in investing activities                                                                           (447,909)
                                                                                                          -------------------

Cash flows from financing activities:
        Proceeds from repurchase obligations                                                                         41,837
        Repayment of repurchase obligations                                                                         (44,608)
        Proceeds from credit facilities                                                                             618,686
        Repayment of credit facilities                                                                             (326,796)
        Proceeds from notes payable                                                                                  10,000
        Repayment of notes payable                                                                                  (10,706)
        Net proceeds from issuance of Convertible Trust Preferred Securities                                        145,207
        Dividends paid on Class A Preferred Stock                                                                    (3,135)
        Net proceeds from issuance of Class A Common Stock under Stock Option Plan                                       10
        Net proceeds from issuance of Class A Common Stock                                                           -
        Net proceeds from issuance of Class A Preferred Stock                                                        -
                                                                                                          -------------------
   Net cash provided by (used in) financing activities                                                              430,495
                                                                                                          -------------------

Net increase (decrease) in cash and cash equivalents                                                                 (2,645)
Cash and cash equivalents at beginning of year                                                                       49,268
                                                                                                          -------------------
Cash and cash equivalents at end of year                                                                    $        46,623
                                                                                                          ===================


                                                                                                   1997                 1996
                                                                                               ---------------    ----------------
Cash flows from operating activities:
   Net income (loss)                                                                            $    (4,557)        $     (414)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Deferred income taxes                                                                           -                  -
        Provision for credit losses                                                                     462              1,743
        Depreciation and amortization                                                                    92                 64
        Restricted Class A Common Stock earned                                                          -                  -
        Net amortization of premiums and accretion of discounts on loans and investments                -
        Net accretion of discounts and fees on Convertible Trust Preferred Securities                   -
        (Gain) loss on sale of rental properties and investments                                        432             (1,069)
        Expenses reversed on cancellation of restricted stock previously issued                         -
                                                                                                                           -
   Changes in assets and liabilities net of effects from subsidiaries purchased:
        Deposits and other receivables                                                                2,707                (38)
        Accrued interest receivable                                                                    (818)               -
        Prepaid and other assets                                                                     (2,988)               (61)
        Deferred  revenue                                                                             1,369                -
        Accounts payable and accrued expenses                                                         5,857                226
        Other liabilities                                                                               (64)                (2)
                                                                                               ---------------    ----------------
   Net cash provided by operating activities                                                          2,492                449
                                                                                               ---------------    ----------------

Cash flows from investing activities:
        Purchases of commercial mortgage-backed securities                                          (49,524)               -
        Principal collections and proceeds from sale of commercial mortgage-backed securities            34
        Purchases of certificated mezzanine investments                                             (21,998)               -
        Principal collections on certificated mezzanine investments                                     -                  -
        Origination and purchase of loans receivable                                               (189,711)               -
        Principal collections on loans receivable                                                     9,935                 35
        Purchases of equipment and leasehold improvements                                              (479)               -
        Proceeds from sale of rental properties                                                       8,153             13,796
        Improvements to rental properties                                                               -                 (146)
        Purchases of available-for-sale securities                                                      -              (15,849)
        Principal collections and proceeds from sales of available-for-sale securities                4,947
        Acquisition of Victor Capital Group, L.P., net of cash acquired                              (4,066)               -
                                                                                               ---------------    ----------------
   Net cash used in investing activities                                                           (242,709)              (452)
                                                                                               ---------------    ----------------

Cash flows from financing activities:
        Proceeds from repurchase obligations                                                        109,458                -
        Repayment of repurchase obligations                                                         (27,285)               -
        Proceeds from credit facilities                                                              81,864                -
        Repayment of credit facilities                                                               (2,000)               -
        Proceeds from notes payable                                                                   4,001                -
        Repayment of notes payable                                                                   (4,217)               (77)
        Net proceeds from issuance of Convertible Trust Preferred Securities                            -
        Dividends paid on Class A Preferred Stock                                                    (1,341)               -
        Net proceeds from issuance of Class A Common Stock under Stock Option Plan                      -
                                                                                                                           -
        Net proceeds from issuance of Class A Common Stock                                           91,437                -
        Net proceeds from issuance of Class A Preferred Stock                                        32,870                -
                                                                                               ---------------    ----------------
   Net cash provided by (used in) financing activities                                              284,787                (77)
                                                                                               ---------------    ----------------

Net increase (decrease) in cash and cash equivalents                                                 44,570                (80)
Cash and cash equivalents at beginning of year                                                        4,698              4,778
                                                                                               ---------------    ----------------
Cash and cash equivalents at end of year                                                        $    49,268         $    4,698
                                                                                               ===============    ================


See accompanying notes to consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                        December 31, 1997, 1998 and 1996


1.  Organization

Capital Trust, Inc. (the "Company") is a specialty finance company designed to take advantage of high-yielding lending and investment opportunities in commercial real estate and related assets. The Company makes investments in various types of income producing commercial real estate, including senior and junior commercial mortgage loans, preferred equity investments, direct equity investments and subordinate interests in commercial mortgage-backed securities ("CMBS"). The Company also provides real estate investment banking, advisory and asset management services through its wholly owned subsidiary, Victor Capital Group, L.P. ("Victor Capital").

The Company is the successor to Capital Trust (f/k/a California Real Estate Investment Trust), a business trust organized under the laws of the State of California pursuant to a declaration of trust dated September 15, 1966 (the "Predecessor"), following the consummation of the Reorganization (as defined and described below). On December 31, 1996, 76% of the Predecessor's then-outstanding common shares of beneficial interest, $1.00 par value ("Common Shares") were held by the Predecessor 's former parent ("Former Parent"). On January 3, 1997, the Former Parent sold its entire 76% ownership interest in the Predecessor (consisting of 6,959,593 Common Shares) to CalREIT Investors Limited Partnership ("CRIL"), an affiliate of Equity Group Investments, L.L.C. ("EGI") and Samuel Zell, the Company's current chairman of the board of directors, for an aggregate price of approximately $20.2 million. Prior to the purchase, which was approved by the Predecessor's then-incumbent board of trustees, EGI and Victor Capital, a then privately held company owned by two of the current directors of the Company, presented to the Predecessor's then-incumbent board of trustees a proposed new business plan in which the Predecessor would cease to be a real estate investment trust ("REIT") and instead become a specialty finance company as discussed above. EGI and Victor Capital also proposed that they provide the Predecessor with a new management team to implement the business plan and invest, through an affiliate, a minimum of $30 million in a new class of preferred equity to be issued by the Predecessor. In connection with the foregoing, the Predecessor subsequently agreed that, concurrently with the consummation of the proposed preferred equity investment, it would acquire for $5.0 million Victor Capital's real estate investment banking, advisory and asset management businesses, including the services of its experienced management team (see Note 2).

On July 15, 1997, the proposed preferred equity investment was consummated and 12,267,658 class A 9.5% cumulative convertible preferred shares of beneficial interest, $1.00 par value ("Class A Preferred Shares"), in the Predecessor were sold to Veqtor Finance Company, LLC ("Veqtor"), an affiliate of Samuel Zell and the principals of Victor Capital, for an aggregate purchase price of $33.0 million. Concurrently with the foregoing transaction, Veqtor purchased from CRIL the 6,959,593 Common Shares held by it for an aggregate purchase price of approximately $21.3 million (which shares were reclassified on that date as class A common shares of beneficial interest, $1.00 par value ("Class A Common Shares"), in the Predecessor pursuant to the terms of an amended and restated declaration of trust, dated July 15, 1997, adopted on that date (the "Amended and Restated Declaration of Trust")). See Note 15.

At the  Predecessor's  1998 annual meeting of shareholders  (held on January 28,
1999),  the  Predecessor's  shareholders  approved  the  reorganization  of  the
Predecessor into a Maryland corporation (the "Reorganization"). In the Reorganization, which was consummated on January 28, 1999, the Predecessor merged with and into Captrust Limited Partnership, a Maryland limited partnership ("CTLP"), with CTLP continuing as the surviving entity, and CTLP merged with and into the Company, with the Company continuing as the surviving Maryland corporation. Each outstanding Class A Common Share was converted into one share of class A common stock, par value $0.01 per share ("Class A Common Stock"), and each outstanding Class A Preferred Share was converted into one share of class A 9.5% cumulative convertible preferred stock, par value $0.01 per share ("Class A Preferred Stock"), of the Company. The Company assumed all outstanding obligations to issue shares of Class A Common Stock under the Incentive Stock Plan and Director Stock Plan (as defined and described in Note
18). Unless the context otherwise requires, hereinafter references to the business, assets, liabilities, capital structure, operations and affairs of "the Company" shall include those of "the Predecessor" prior to the Reorganization.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


2.  Acquisition of Victor Capital

On July 15, 1997, the Company consummated the acquisition of the real estate investment banking, advisory and asset management businesses of Victor Capital and certain affiliated entities including the following wholly-owned subsidiaries: VCG Montreal Management, Inc., Victor Asset Management Partners, L.L.C., VP Metropolis Services, L.L.C., and 970 Management, LLC.

Victor Capital provides services to real estate investors, owners, developers and financial institutions in connection with mortgage financings, securitizations, joint ventures, debt and equity investments, mergers and acquisitions, portfolio evaluations, restructurings and disposition programs. Victor Capital's wholly owned subsidiaries provide asset management and advisory services relating to various mortgage pools and real estate properties. In addition, VCG Montreal Management, Inc. holds a nominal interest in a Canadian real estate venture.

The purchase price in the Victor Capital acquisition was $5.0 million, which was paid by the Company with the issuance of non-interest bearing acquisition notes, payable in ten semi-annual equal installments of $500,000. The acquisition notes have been discounted to approximately $3.9 million based on an imputed interest rate of 9.5%. The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price of the acquisition in excess of net tangible assets acquired approximated $342,000.

During the period from July 15, 1997 to December 31, 1997, significant advisory income collected as a result of the Company's acquisition of Victor Capital was applied as a reduction of current accounts receivable and thereby not reflected as revenue.

Had the acquisition occurred on January 1, 1997, pro forma revenues, net loss (after giving effect to the Class A Preferred Stock dividend and dividend requirement) and net loss per common share (basic and diluted) for the year ended December 31, 1997 would have been: $11,271,000, $5,347,000 and $0.56, respectively.

3.  Summary of Significant Accounting Policies

Principles of Consolidation

For the year ended December 31, 1996, the Company owned commercial rental property in Sacramento, California through a 59% limited partnership interest in Totem Square L.P., a Washington limited partnership ("Totem"), and an indirect 1% general partnership interest in Totem through its wholly-owned subsidiary Cal-REIT Totem Square, Inc. An unrelated party held the remaining 40% interest. This property was sold during the year ended December 31, 1997 and the Totem Square L.P. and Totem Square, Inc. subsidiaries were liquidated and dissolved.

The consolidated financial statements of the Company include the accounts of the Company, VIC, Inc., which holds Victor Capital and its wholly-owned subsidiaries (included in the consolidated statement of operations since their acquisition on July 15, 1997), Natrest Funding I, Inc. (a single purpose entity holding one Mortgage Loan), CT Convertible Trust I (as described in Note 14) and the results from the disposition of its rental property held by Totem, which was sold on March 4, 1997 prior to commencement of the Company's new business plan (see Note
1). All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Interest income for the Company's mortgage and other loans and investments is recognized over the life of the investment using the interest method and recognized on the accrual basis.

Fees received in connection with loan commitments, net of direct expenses, are deferred until the loan is advanced and are then recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



3.  Summary of Significant Accounting Policies, continued

Income recognition is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Fees from professional advisory services are generally recognized at the point at which all Company services have been performed and no significant contingencies exist with respect to entitlement to payment. Fees from asset management services are recognized as services are rendered.

Reserve for Possible Credit Losses

The provision for possible credit losses is the charge to income to increase the reserve for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions. Based upon these factors, the Company establishes the provision for possible credit losses by category of asset. When it is probable that the Company will be unable to collect all amounts contractually due, the account is considered impaired. Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced for selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the reserve for credit losses.

Cash and Cash Equivalents

The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. At December 31, 1998 and 1997, cash equivalents of approximately $46.4 million and $48.5 million, respectively, consisted of an investment in a money market fund that invests in U.S. Treasury bills. Bank balances in excess of federally insured amounts totaled approximately $26,000 and $1.5 million as of December 31, 1998 and 1997, respectively. The Company has not experienced any losses on demand deposits or money market investments.

Other Available-for-Sale Securities

Other available-for-sale securities are reported on the consolidated balance sheet at fair value with any corresponding change in value reported as an unrealized gain or loss (if assessed to be temporary), as a component of comprehensive income in stockholders' equity, after giving effect to taxes (see
Note 5).

Commercial Mortgage-Backed Securities

At December 31, 1997, the Company had the intent and ability to hold its subordinated investment in a commercial mortgage-backed security ("CMBS") until maturity. Consequently, this investment was classified as held to maturity and was carried at amortized cost. During 1998, due to prepayments made on underlying securities that reduced the interest rate/risk profile and maturity of a CMBS, the Company concluded that it no longer anticipated holding the asset to maturity. Due to the decision to sell this held-to-maturity security, the Company has transferred all of its investments in CMBS from held-to-maturity securities to available-for-sale and they are recorded as such at December 31, 1998.

Income from CMBS is recognized based on the effective interest method using the anticipated yield over the expected life of the investments. Changes in yield resulting from prepayments are recognized over the remaining life of the investment. The Company recognizes impairment on its CMBS whenever it determines that the impact of expected future credit losses, as currently projected, exceeds the impact of the expected future credit losses as originally projected. Impairment losses are determined by comparing the current fair value of a CMBS to its existing carrying amount, the difference being recognized as a loss in the current period in the consolidated statements of operations. Reduced estimates of credit losses are recognized as an adjustment to yield over the remaining life of the portfolio.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



3.  Summary of Significant Accounting Policies, continued

Certificated Mezzanine Investments

Certificated Mezzanine Investments available-for-sale are reported on the consolidated balance sheets at fair value with any corresponding temporary change in value resulting in an unrealized gain (loss) being reported as a component of comprehensive income in the stockholders' equity section of the balance sheet after giving effect to taxes. See Note 8.

Derivative Financial Instruments

The Company uses interest rate swaps to effectively convert fixed rate assets to variable rate assets for proper matching with variable rate liabilities. The differential to be paid or received on these agreements is recognized as an adjustment to the interest income related to the earning asset and is recognized on the accrual basis.

The Company also uses interest rate caps to reduce its exposure to interest rate changes on investments. The Company will receive payments on an interest rate cap should the variable rate for which the cap was purchased exceed a specified threshold level and will be recorded as an adjustment to the interest income related to the related earning asset.

Each derivative used as a hedge is matched with an asset or liability with which it has a high correlation. The swap agreements are generally held to maturity and the Company does not use derivative financial instruments for trading purposes.

Rental Properties

Prior to December 31, 1996, rental properties were carried at cost, net of accumulated depreciation and a valuation allowance for possible credit losses. At December 31, 1996 all rental properties were classified as held for sale and valued at net estimated sales prices.

Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements, net, are stated at original cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based on the estimated lives of the depreciable assets. Amortization is computed over the remaining terms of the related leases.

Expenditures for maintenance and repairs are charged directly to expense at the time incurred. Expenditures determined to represent additions and betterments are capitalized. Cost of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts in the year of sale or retirement. Any resulting profit or loss is reflected in the consolidated statements of operations.

Sales of Real Estate

The Company complies with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate." Accordingly, the recognition of gains are deferred until such transactions have complied with the criteria for full profit recognition under the Statement. The Company has deferred gains of $239,000 at December 31, 1998 and 1997.

Deferred Debt Issuance Costs

The Company capitalizes costs incurred related to the issuance of long-term debt. These costs are deferred and amortized on a straight-line basis over the life of the related debt, which approximates the level-yield method, and is recognized as a component of interest expense.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



3.  Summary of Significant Accounting Policies, continued

Income Taxes

Prior to commencement of full implementation of operations as a finance company on July 15, 1997, the Company had elected to be taxed as a REIT and, as such, was not taxed on that portion of its taxable income which was distributed to shareholders, provided that at least 95% of its real estate trust taxable income was distributed and that the Company met certain other REIT requirements. At July 15, 1997, the Company elected to not meet the requirements to continue to be taxed as a REIT and was therefore not considered a REIT retroactive to January 1, 1997.

Accordingly, the Company has adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 utilizes the liability method for computing income tax expense. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying statutory tax rates for future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for carryforwards that are useable in future years. A valuation allowance is recognized if it is more likely than not that some portion of the deferred asset will not be recognized. When evaluating whether a valuation allowance is appropriate, SFAS No. 109 requires a company to consider such factors as previous operating results, future earning potential, tax planning strategies and future reversals of existing temporary differences. The valuation allowance is increased or decreased in future years based on changes in these criteria.

Amortization of the Excess of Purchase Price Over Net Tangible Assets Acquired

The Company recognized the excess of purchase price over net tangible assets acquired in a business combination accounted for as a purchase transaction and is amortizing it on a straight-line basis over a period of 15 years. The carrying value of the excess of purchase price over net tangible assets acquired is analyzed quarterly by the Company based upon the expected revenue and profitability levels of the acquired enterprise to determine whether the value and future benefit may indicate a decline in value. If the Company determines that there has been a decline in the value of the acquired enterprise, the Company will write down the value of the excess of purchase price over net tangible assets acquired to the revised fair value.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income

Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The statement changes the reporting of certain items currently reported in the stockholders' equity section of the balance sheet and establishes standards for reporting of comprehensive income and its components in a full set of general purpose financial statements. Total comprehensive income (loss) was $8,391,000, $(4,148,000) and $(436,000) for the years ended December 31, 1998, 1997 and
1996, respectively. The primary component of comprehensive income other than net income was the unrealized gain (loss) on available-for-sale securities.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



3.  Summary of Significant Accounting Policies, continued

Earnings per Share of Class A Common Stock

Earnings per share of Class A Common Stock is presented based on the requirements of Statement of Accounting Standards No. 128 ("SFAS No. 128"). Basic EPS is computed based on the income applicable to Class A Common Stock (which is net income or loss reduced by the dividends on the Class A Preferred Stock) divided by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted EPS is based on the net earnings applicable to Class A Common Stock plus dividends on the Class A Preferred Stock, divided by the weighted average number of shares of Class A Common Stock and potentially dilutive shares of Class A Common Stock that were outstanding during the period. At December 31, 1998, potentially dilutive shares of Class A Common Stock include the convertible Class A Preferred Stock and dilutive Class A Common Stock options. At December 31, 1997, the shares of Class A Preferred Stock and Class A Common Stock options were not considered Class A Common Stock equivalents for purposes of calculating Diluted EPS as they were antidilutive. There were no potentially dilutive shares of Class A Common Stock at December 31, 1996. Accordingly, at December 31, 1997 and 1996, there was no difference between Basic EPS and Diluted EPS or weighted average shares of Class A Common Stock outstanding.

Segment Reporting

In 1998, the Company adopted FASB Statement of Financial Accounting Standards No. 131, "Disclosure about segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The disclosures required by SFAS No. 131 are presented in Note 23.

The accounting policies of the reportable segments are the same as those described within this summary of significant accounting policies.

Reclassifications

Certain reclassifications have been made in the presentation of the 1997 and 1996 consolidated financial statements to conform to the 1998 presentation.

New Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which is required to be adopted in years beginning after June 15, 1999. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value, if any, will be immediately recognized in earnings. The Company plans to adopt SFAS No. 133 effective January 1, 2000. Based upon the Company's derivative positions, which are considered effective hedges at December 31, 1998, the Company estimates that it would have reported a reduction in other comprehensive income of $4.5 million had the statement been adopted at that time.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



4.  Interest Rate Risk Management

The  Company  uses  interest  rate  swaps and  interest  rate caps to reduce the
Company's exposure to interest rate fluctuations on certain loans and investments and to provide more stable spreads between investment yields and the rates on their financing sources. The Company has entered into interest rate swap agreements for notional amounts totaling approximately $115,810,000 with two investment grade financial institution counterparties whereby the Company swapped fixed rate instruments, which averaged approximately 5.95% at December 31, 1998 and 6.02% for the year then ended, for floating rate instruments equal to the London Interbank Offered Rate ("LIBOR") which averaged approximately 5.55% at December 31, 1998 and 5.56% for the year then ended. Amounts arising from the differential are recognized as an adjustment to interest income related to the earning asset. The agreements mature at varying times from December 1999 to October 2008 with a remaining average term of 72 months.

The Company purchased an interest rate cap with a notional amount of $18.75 million at a cost of approximately $71,000. The interest rate cap provides for payments to the Company should LIBOR exceed 11.25% during the period from November 2003 to November 2007.

The Company is exposed to credit loss in the event of non-performance by the counterparties (which are banks whose securities are rated investment grade) to the interest rate swap and cap agreements, although it does not anticipate such non-performance. The counterparties would bear the interest rate risk of such transactions as market interest rates increase.

If an interest rate swap or interest rate cap is sold or terminated and cash is received or paid, the gain or loss is deferred and recognized when the hedged asset is sold or matures.

5.  Other Available-for-Sale Securities

At  December  31,  1998,  the  Company's  other  available-for-sale   securities
consisted of the following (in thousands):

                                                                                                Gross
                                                                                             Unrealized           Estimated
                                                                                       ------------------------
                                                                             Cost         Gains      Losses      Fair Value
                                                                        --------------------------------------------------------
Federal National Mortgage Association, adjustable rate interest
   currently at 7.474%, due April 1, 2024                                  $   1,159      $   17     $  -        $    1,176
Federal Home Loan Mortgage Association, adjustable rate
    interest currently at 7.626%, due June 1, 2024                               425           5        -               430
Federal National Mortgage Association, adjustable rate interest
   currently at 7.512%, due May 1, 2025                                          106           -        -               106
Federal National Mortgage Association, adjustable rate interest
   currently at 7.725%, due May 1, 2026                                          463           3        -               466
Federal National Mortgage Association, adjustable rate interest
   currently at 7.604%, due June 1, 2026                                       1,139          13        -             1,152
Norwest Corp. Voting Common Stock, 630 shares                                     17           8        -                25
                                                                        --------------------------------------------------------
                                                                           $   3,309      $   46     $   -       $    3,355
                                                                        ========================================================


                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


5.  Other Available-for-Sale Securities, continued

At  December  31,  1997,  the  Company's  other  available-for-sale   securities
consisted of the following (in thousands):


                                                                                                Gross
                                                                                             Unrealized           Estimated
                                                                                       ------------------------
                                                                             Cost         Gains      Losses      Fair Value
                                                                        --------------------------------------------------------
Federal National Mortgage Association, adjustable rate interest
   currently at 7.845%, due April 1, 2024                                  $   2,176      $  -       $  (32)     $    2,144
Federal Home Loan Mortgage Association, adjustable rate
    interest currently at 7.916%, due June 1, 2024                               752         -          (10)            742
Federal National Mortgage Association, adjustable rate interest
   currently at 7.362%, due May 1, 2025                                          440         -           (9)            431
Federal National Mortgage Association, adjustable rate interest
   currently at 7.965%, due May 1, 2026                                        1,860         -          (20)          1,840
Federal National Mortgage Association, adjustable rate interest
   currently at 7.969%, due June 1, 2026                                       4,545          29        -             4,574
Norwest Corp. Voting Common Stock, 630 shares                                     17           7        -                24
SL Green Realty Corp. Voting Common Stock,
   85,600 shares                                                               1,798         422        -             2,220
                                                                        --------------------------------------------------------
                                                                           $  11,588      $  458     $  (71)     $   11,975
                                                                        ========================================================


The maturity dates of debt securities are not necessarily indicative of expected maturities as principal is often prepaid on such instruments.

The 85,600 shares of SL Green Realty Corp. Common Stock were received as partial payment for advisory services rendered by Victor Capital to SL Green Realty
Corp. This stock was restricted from sale by the Company for a period of one year from the date of issuance or until August 20, 1998. The stock was sold in December 1998 for $1,798,000 with no resulting realized gain or loss.

The cost of securities sold is determined using the specific identification method.

6.  Rental Properties

At December 31, 1996, the Company's rental property portfolio included a retail and mixed-use property carried at $8,585,000. This property was sold during 1997.

The Company had established an allowance for valuation losses on rental properties as follows (in thousands):

                                                                  1998                  1998                 1996
                                                             ----------------     -----------------     ----------------
   Beginning balance                                            $     -              $    6,898            $    5,863
      Provision for valuation losses                                  -                   1,743                 1,035
      Amounts charged against allowance for valuation losses
                                                                      -                  (8,641)                 -
                                                             ================     =================     ================
   Ending balance                                               $     -              $     -               $    6,898
                                                             ================     =================     ================


                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


7.  Commercial Mortgage-Backed Securities

The Company pursues rated and unrated investments in public and private subordinated interests ("Subordinated Interests") in CMBS.

In 1997, the Company completed an investment for the entire junior subordinated class of CMBS that provided for both interest payments and principal repayments. The CMBS investment consisted of a security with a face value of $49,592,000 which was purchased at a discount for $49,174,000 plus accrued interest. At the time of acquisition, the investment was subordinated to approximately $351.3 million of senior securities. At December 31, 1997, the CMBS investment (including interest receivable) was $49,471,000 and had a yield of 8.96%. During 1998, due to prepayments made on underlying securities that reduced the interest rate/risk profile and maturity of this CMBS, the Company concluded that it no longer anticipated holding this security to maturity. The security was sold during 1998 at a gain of approximately $100,000. Because of this decision to sell a held-to-maturity security, the Company has transferred all of its investments in commercial mortgage-backed securities from held-to-maturity securities to available-for-sale.

In connection with the CMBS investment above, the Company was named "special servicer" for the entire $413 million loan portfolio in which capacity the Company earned fee income for management of the collection process when any of the loans became non-performing. During the year ended December 31, 1998, fees totaling $43,000 were earned relating to the special servicing arrangement. No fees were earned during the year ended December 31, 1997.

During the year ended December 31, 1998, the Company purchased $36,509,000 face amount of interests in three subordinated commercial mortgage-backed securities issued by a financial asset securitization investment trust for $36,335,000, which, at December 31, 1998, had an amortized cost of $36,361,000 and a market value of $31,650,000. These securities bear interest at floating rates, for which the weighted average interest rate in effect at December 31, 1998 is 10.62%, and mature in January 2003.

In connection with the aforementioned investments, at December 31, 1998, the Company has deferred acquisition costs of $67,000 that are being amortized as a reduction of interest income on a basis to realize a level yield over the life of the investment.


8.  Certificated Mezzanine Investments

The Company purchases high-yielding mezzanine investments that are subordinate to senior secured loans on commercial real estate. Such investments represent interests in debt service from loans or property cash flow and are issued in certificate form. These certificated investments carry substantially similar terms and risks as the Company's Mezzanine Loans.

The certificated mezzanine investments are floating rate securities that are carried at market value of $45,480,000 and $21,998,000 on December 31, 1998 and 1997, respectively. As the market value and amortized cost were the same on December 31, 1998 and 1997, no unrealized gains or losses have been recorded. One of the certificated mezzanine investments is subject to early redemption penalties through October 1999. The certificated mezzanine investments have remaining terms of seventeen to twenty-three months with the security with the seventeen-month maturity having 24 months of additional extensions available. The weighted average interest rate in effect for the two certificated mezzanine investments is 9.79% at December 31, 1998.

In connection with the aforementioned investments, at December 31, 1998, the Company has deferred origination fees, net of direct costs of $27,000 that are being amortized into interest income on a basis to realize a level yield over the life of the investment.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


9.  Loans Receivable

The Company currently pursues lending opportunities designed to capitalize on inefficiencies in the real estate capital, mortgage and finance markets. The Company has classified its loans receivable into the following general categories:

      o Mortgage Loans. The Company originates and funds senior and junior mortgage loans ("Mortgage Loans") to commercial real estate owners and property developers who require interim financing until permanent financing can be obtained. The Company's Mortgage Loans are generally not intended to be permanent in nature, but rather are intended to be of a relatively short-term duration, with extension options as deemed appropriate, and typically require a balloon payment of principal at maturity. The Company may also originate and fund permanent Mortgage Loans in which the Company intends to sell the senior tranche, thereby creating a Mezzanine Loan (as defined below).

      o Mezzanine Loans. The Company originates high-yielding loans that are subordinate to first lien mortgage loans on commercial real estate and are secured either by a second lien mortgage or a pledge of the ownership interests in the borrowing property owner ("Mezzanine Loans"). Generally, the Company's Mezzanine Loans have a longer anticipated duration than its Mortgage Loans and are not intended to serve as transitional mortgage financing.

      o Other Mortgage Loans Receivable. This classification includes loans originated during the Company's prior operations as a REIT and other loans and investments not meeting the above criteria.

At December 31, 1998 and 1997, the Company's loans receivable consisted of the following (in thousands):


                                                                                   1998                   1997
                                                                           ---------------------- ----------------------
   (1)  Mortgage Loans                                                       $        305,578       $        124,349
   (2)  Mezzanine Loans                                                               317,278                 54,375
   (3)  Other mortgage loans receivable                                                 2,019                  2,062
                                                                           ---------------------- ----------------------
                                                                                      624,875                180,786
   Less:  reserve for possible credit losses                                           (4,017)                  (462)
                                                                           ---------------------- ----------------------
   Total loans                                                               $        620,858       $        180,324
                                                                           ====================== ======================

At December 31, 1998, the weighted average interest rate in effect, after giving effect to interest rate swaps and including amortization of fees and premiums, for the Company's loans receivable was as follows:

   (1)  Mortgage Loans                                           10.77%
   (2)  Mezzanine Loans                                          11.44%
   (3)  Other mortgage loans receivable                           8.40%
             Total Loans                                         11.10%

At December 31, 1998, $449,183,000 (72%) of the aforementioned loans bear interest at floating rates ranging from LIBOR plus 320 basis points to LIBOR plus 700 basis points. The remaining $175,692,000 (28%) of loans were financed at fixed rates ranging from 8.50% to 12.00%.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


9.  Loans, continued

The range of maturity dates and weighted average maturity at December 31, 1998 of the Company's loans receivable was as follows:

                                                                                                   Weighted
                                                                                                    Average
                                                              Range of Maturity Dates              Maturity
                                                      ----------------------------------------- ---------------
   (1)  Mortgage Loans                                April 1999 to July 2001                   20 Months
   (2)  Mezzanine Loans                               July 1999 to September 2008               55 Months
   (3)  Other mortgage loans receivable               February 1999 to August 2017              80 Months
             Total Loans                              April 1999 to August 2017                 38 Months

In addition, two of the loans totaling $74,274,000 have borrower extension rights for an additional year.

At December 31, 1998, there are no loans to a single borrower or to related groups of borrowers that exceeded ten percent of total assets. Approximately 44% and 14% of all loans are secured by properties in New York and Texas, respectively, and approximately 57% of all loans are secured by office buildings.

During the year ended December 31, 1998, the Company completed twenty new loan transactions totaling $527,934,000 and provided $8,441,000 of additional fundings on two loans originated in the prior year. The Company funded $507,008,000 of the foregoing loans receivable originated during the year ended December 31, 1998 and has outstanding commitments at December 31, 1998 totaling $31,761,000.

In connection with the aforementioned loans, at December 31, 1998 and 1997 the Company has deferred origination fees, net of direct costs of $4,460,000 and $1,262,000, respectively, that are being amortized into income over the life of the loan. At December 31, 1998 and 1997, the Company has also recorded
$1,243,000 and $22,000, respectively, of exit fees which will be collected at the loan pay-off. These fees are recorded as interest income on a basis to realize a level yield over the life of the loans.

As of December 31, 1998, loans totaling $584,849,000 are pledged as collateral for borrowings on the Credit Facilities (as defined below) and Repurchase Obligations (as defined below).

As of December 31, 1996, the Company was in the process of monetizing its assets and accordingly, recorded such assets at the lower of cost or current market value, less estimated selling costs. The Company has established an allowance for valuation losses on loans receivable as follows (in thousands):

                                                                  1998                  1997                 1996
                                                             ----------------     -----------------     ----------------
   Beginning balance                                            $      462           $     -               $    9,151
      Provision for valuation losses                                 3,555                  462                  -
      Amounts charged against allowance for valuation losses           -                   -                   (9,151)
                                                             ----------------     -----------------     ----------------
   Ending balance                                               $    4,017           $      462            $     -
                                                             ================     =================     ================


                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


10.  Risk Factors

The Company's assets are subject to various risks that can affect results, including the level and volatility of prevailing interest rates and credit spreads, adverse changes in general economic conditions and real estate markets, the deterioration of credit quality of borrowers and the risks associated with the ownership and operation of real estate. Any significant compression of the spreads of the interest rates earned on interest-earning assets over the interest rates paid on interest-bearing liabilities could have a material adverse effect on the Company's operating results as could adverse developments in the availability of desirable loan and investment opportunities and the ability to obtain and maintain targeted levels of leverage and borrowing costs. Adverse changes in national and regional economic conditions can have an effect on real estate values increasing the risk of undercollateralization to the extent that the fair market value of properties serving as collateral security for the Company's assets are reduced. Numerous factors, such as adverse changes in local market conditions, competition, increases in operating expenses and uninsured losses, can affect a property owner's ability to maintain or increase revenues to cover operating expenses and the debt service on the property's financing and, consequently, lead to a deterioration in credit quality or a loan default and reduce the value of the Company's assets. In addition, the yield to maturity on the Company's CMBS assets are subject to the default and loss experience on the underlying mortgage loans, as well as by the rate and timing of payments of principal. If there are realized losses on the underlying loans, the Company may not recover the full amount, or possibly, any of its initial investment in the affected CMBS asset. To the extent there are prepayments on the underlying mortgage loans as a result of refinancing at lower rates, the Company's CMBS assets may be retired substantially earlier than their stated maturities leading to reinvestment in lower yielding assets. There can be no assurance that the Company's assets will not experience any of the foregoing risks or that, as a result of any such experience, the Company will not suffer a reduced return on investment or an investment loss.

11.  Equipment and Leasehold Improvements

At December 31, 1998 and 1997, equipment and leasehold improvements, net, are summarized as follows (in thousands):

                                                          Period of
                                                      Depreciation or
                                                        Amortization                  1998                  1997
                                                ------------------------------   ----------------     ------------------

   Office equipment                                   3 to 7 years                   $     715            $     307
   Leasehold improvements                             Term of leases                       232                  143
                                                                                 ----------------     ------------------
                                                                                           947                  450
   Less:  accumulated depreciation                                                        (320)                 (93)
                                                                                 ----------------     ------------------
                                                                                     $     627            $     357
                                                                                 ================     ==================


Depreciation and amortization expense on equipment and leasehold improvements totaled $227,000, $64,000 and $19,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Equipment and leasehold improvements are included in prepaid and other assets in the consolidated balance sheets.

12.  Notes Payable

At December 31, 1998 and 1997, the Company has notes payable aggregating $4,247,000 and $4,953,000, respectively.

In connection with the acquisition of Victor Capital and affiliated entities, the Company issued $5.0 million of non-interest bearing unsecured notes ("Acquisition Notes") to the sellers, payable in ten semi-annual payments of $500,000. The Acquisition Notes were originally discounted to $3,908,000 based on an imputed interest rate of 9.5%. At December 31, 1998 and 1997, the net present value of the remaining payments on the Acquisition Notes amounted to $3,419,000 and $4,094,000, respectively.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


12.  Notes Payable, continued

The Company is also indebted under a note payable due to a life insurance company. This note is secured by the property that was sold in 1997. The note bears interest at 9.50% per annum with principal and interest payable monthly until August 7, 2017 when the entire unpaid principal balance and any unpaid interest is due. The life insurance company has the right to call the entire note due and payable upon ninety days prior written notice. At December 31, 1998 and 1997, the balance of the note payable amounted to $828,000 and $859,000, respectively.

13.  Long-Term Debt

Credit Facilities

Effective September 30, 1997, the Company entered into a credit agreement with a commercial lender that provided for a three-year $150 million line of credit (the "First Credit Facility"). Effective January 1, 1998, pursuant to an amended and restated credit agreement, the Company increased its First Credit Facility to $250 million and subsequently further amended the credit agreement to increase the facility to $300 million effective June 22, 1998 and $355 million effective July 23, 1998. The Company incurred an initial commitment fee upon the signing of the credit agreement and the credit agreement calls for additional commitment fees when the total borrowing under the Credit Facility exceeds $75 million, $150 million, $250 million and $300 million. The amended and restated agreement expires on December 31, 2001.

On June 8, 1998, the Company entered into an additional credit agreement with another commercial lender that provides for a $300 million line of credit that expires in December 1999 (the "Second Credit Facility" together with the First Credit Facility, the "Credit Facilities"). The Company incurred an initial commitment fee upon the signing of the Second Credit Facility and will pay an additional commitment fee when borrowings exceed $250 million.

The Credit Facilities provide for advances to fund lender-approved loans and investments made by the Company ("Funded Portfolio Assets"). The obligations of the Company under the Credit Facilities are secured by pledges of the Funded Portfolio Assets acquired with advances under the Credit Facilities. Borrowings under the Credit Facilities bear interest at specified rates over LIBOR which rates may fluctuate based upon the credit quality of the Funded Portfolio Assets. Future repayments and redrawdowns of amounts previously subject to the drawdown fee will not require the Company to pay any additional fees. The Credit Facilities provide for margin calls on asset-specific borrowings in the event of asset quality and/or market value deterioration as determined under the Credit Facilities. The Credit Facilities contain customary representations and warranties, covenants and conditions and events of default. The Credit Facilities also contain a covenant obligating the Company to avoid undergoing an ownership change that results in Craig M. Hatkoff, John R. Klopp or Samuel Zell no longer retaining their senior offices and directorships with the Company and practical control of the Company's business and operations.

At December 31, 1998, the Company has borrowed $273,708,000 against the First Credit Facility at an average borrowing rate (including amortization of fees incurred and capitalized) of 8.19%. The Company has pledged assets of $411,052,000 as collateral for the borrowing against the First Credit Facility.

At December 31, 1998, the Company has borrowed $98,046,000 against the Second Credit Facility at an average borrowing rate (including amortization of fees incurred and capitalized) of 8.58%. The Company has pledged assets of $147,274,000 as collateral for the borrowing against the Second Credit Facility.

On December 31, 1998, the unused amounts available under the Credit Facilities were $283,246,000.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


13.  Long-Term Debt, continued

Repurchase Obligations

The  Company  has  entered  into  seven  repurchase   obligations   ("Repurchase
Obligations") discussed below to finance the acquisition of assets at December 31, 1998.

Four of the repurchase agreements, with a securities dealer, arose in connection with the purchase of a Certificated Mezzanine Investment, a Mortgage Loan and two Mezzanine Loans. At December 31, 1998, the Company has sold such assets totaling $71,469,000, which approximates market value, and has a liability to repurchase these assets for $53,704,000. The liability balance bears interest at specified rates over LIBOR and the agreements generally have a one-year term with extensions available by mutual consent. These agreements mature at various dates between March 1999 and August 1999.

One of the repurchase agreements, with another securities dealer, arose in connection with the purchase of a Certificated Mezzanine Investment. At December 31, 1998, the Company has sold such asset with a book value of $23,641,000, which approximates market value, and has a liability to repurchase this asset for $14,918,000. The liability balance bears interest at specified rates over LIBOR and matures in May 1999.

The Company also has entered into a repurchase agreement with a securities broker in conjunction with the purchase of one of the classes of subordinated CMBS issued by a financial asset securitization investment trust. At December 31, 1998, the Company has sold such securities with a cost of $10,000,000 (market value $8,543,750) and has a liability to repurchase these assets for $7,642,000. The liability balance bears interest at specified rates over LIBOR and matures in March 1999.

The Company also has entered into a repurchase agreement with a securities broker in conjunction with the financing of all of its FNMA and FHLMC securities. At December 31, 1998, the Company has sold such securities with a book value totaling $3,292,000 (market value $3,330,000) and has a liability to repurchase these assets for $3,137,000. The liability balance bears interest at specified rates over LIBOR and matures in January 1999.

The average interest rate in effect for all variable rate Repurchase Obligations at December 31, 1998 is 6.74%.

At December 31, 1997, the Company had entered into four repurchase agreements.

Three of the repurchase agreements, with a securities dealer, arose in connection with the purchase of a CMBS investment, a Certificated Mezzanine Investment and a Mezzanine Loan. At December 31, 1997, the Company had sold such assets totaling $97,265,000, which approximated market value, and had a liability to repurchase these assets for $72,712,000. The liability balance bore interest at specified rates over LIBOR (weighted average of 6.75% at December 31, 1997) and generally had a one year term with extensions available by mutual consent.

The Company also had entered into a repurchase agreement with a securities broker in conjunction with the financing of all of its FNMA and FHLMC securities. At December 31, 1997, the Company had sold such securities with a book value totaling $9,773,000 (market value $9,731,000) and had a liability to repurchase these assets for $9,461,000. The liability balance bore interest at 6.40%.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


14.  Convertible Trust Preferred Securities

On July 28, 1998, the Company privately placed 150,000 8.25% Step Up Convertible Trust Preferred Securities (liquidation amount $1,000 per security) with an aggregate liquidation amount of $150 million (the "Convertible Trust Preferred Securities"). The Convertible Trust Preferred Securities were issued by the Company's consolidated statutory trust subsidiary, CT Convertible Trust I (the "Trust"). The Convertible Trust Preferred Securities represent an undivided beneficial interest in the assets of the Trust which consist solely of the Company's Convertible Debentures (as hereafter defined). This private placement transaction was completed concurrently with the related issuance and sale to the Trust of the Company's 8.25% Step Up Convertible Junior Subordinated Debentures in the aggregate principal amount of $154,650,000 (the "Convertible Debentures"). Distributions on the Convertible Trust Preferred Securities are payable quarterly in arrears on each calendar quarter-end and correspond to the payments of interest made on the Convertible Debentures, the sole assets of the Trust. Distributions are payable only to the extent payments are made in respect to the Convertible Debentures.

The Company received $145,207,000 in net proceeds, after original issue discount of 3% from the liquidation amount of the Convertible Trust Preferred Securities and transaction expenses, pursuant to the above transactions. The proceeds were used to pay down the Company's Credit Facilities. The Convertible Trust Preferred Securities are convertible into shares of Class A Common Stock, at the direction of the holders of the Convertible Trust Preferred Securities made to the conversion agent to exchange such Convertible Trust Preferred Securities for a portion of the Convertible Debentures held by the Trust on the basis of one security for each $1,000 principal amount of Convertible Debentures, and immediately convert such amount of Convertible Debentures into Class A Common Stock at an initial rate of 85.47 shares of Class A Common Stock per $1,000 principal amount of the Convertible Debentures (which is equivalent to a conversion price of $11.70 per share of Class A Common Stock). The Convertible Debentures have a 20-year maturity and are non-callable for five years. Upon repayment of the Convertible Debentures at maturity or upon redemption, the proceeds of such repayment or payment shall be simultaneously paid and applied to redeem, among other things, the Convertible Trust Preferred Securities. If the securities have not been redeemed by September 30, 2004, the distribution rate will step up by 0.75% per annum for each annual period thereafter. The 3% ($4,500,000) discount and transaction fees on the issuance will be amortized over the expected life of the Convertible Trust Preferred Securities.

For financial reporting purposes, the Trust is treated as a subsidiary of the Company and, accordingly, the accounts of the Trust are included in the consolidated financial statements of the Company. Intercompany transactions between the Trust and the Company, including the Junior Subordinated Debentures, are eliminated in the consolidated financial statements of the Company. The Convertible Trust Preferred Securities are presented as a separate caption between liabilities and stockholders' equity in the consolidated balance sheet of the Company as "Company-obligated, mandatorily redeemable, convertible preferred securities of CT Convertible Trust I, holding solely 8.25% junior subordinated debentures of Capital Trust, Inc. ("Convertible Trust Preferred Securities")". Distributions on the Convertible Trust Preferred Securities are recorded, net of the tax benefit, in a separate caption immediately following the provision for income taxes in the consolidated statement of operations of the Company.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


15.  Stockholders' Equity

Authorized Capital

Upon consummation of the Reorganization (see Note 1), each outstanding Class A Common Share of the Predecessor was converted into one share of Class A Common Stock of the Company, and each outstanding Class A Preferred Share of the Predecessor was converted into one share of Class A Preferred Stock of the Company. As a result, all of the Predecessor's previously issued Class A Common Shares have been reclassified as shares of Class A Common Stock and all of the Predecessor's previously issued Class A Preferred Shares have been reclassified as shares of Class A Preferred Stock.

The Company has the authority to issue up to 300,000,000 shares of stock, consisting of (i) 100,000,000 shares of Class A Common Stock, (ii) 100,000,000 shares of class B common stock, par value $0.01 per share ("Class B Common Stock" and together with the Class A Common Stock, the "Common Stock"), and
(iii) 100,000,000 shares of preferred stock, par value $0.01 per share ("Preferred Stock"). As of December 31, 1998, there were 12,267,658 shares of Class A Preferred Stock issued and outstanding, no shares of Class B Preferred Stock (as defined below) were issued and outstanding, 18,158,816 shares of Class A Common Stock were issued and outstanding and no shares of Class B Common Stock issued and outstanding. The board of directors is generally authorized to issue additional shares of authorized stock without stockholders' approval.

Common Stock

Except as described herein or as required by law, all shares of Class A Common Stock and shares of Class B Common Stock are identical and entitled to the same dividend, distribution, liquidation and other rights. The Class A Common Stock are voting shares entitled to vote on all matters presented to a vote of stockholders, except as provided by law or subject to the voting rights of any outstanding Preferred Stock. The shares of Class B Common Stock do not have voting rights and are not counted in determining the presence of a quorum for the transaction of business at any meeting of the stockholders of the Company. Holders of record of shares of Class A Common Stock and shares of Class B Common Stock on the record date fixed by the Company's board of directors are entitled to receive such dividends as may be declared by the board of directors subject to the rights of the holders of any outstanding Preferred Stock.

Each share of Class A Common Stock is convertible at the option of the holder thereof into one share of Class B Common Stock and, subject to certain conditions, each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock.

The Company is restricted from declaring or paying any dividends on its Class A Common Stock or Class B Common Stock unless all accrued and unpaid dividends with respect to any outstanding Preferred Stock have been paid in full.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


15.  Stockholders' Equity, continued

Preferred Stock

There are 100,000,000 shares of Preferred Stock authorized. In connection with the Reorganization, the Company created two classes of Preferred Stock, Class A Preferred Stock and the class B 9.5% cumulative convertible preferred stock, par value $0.01 per share ("Class B Preferred Stock" together with the Class A Preferred Stock, the "Authorized Preferred Stock"). As described above, upon consummation of the Reorganization, the Predecessor's outstanding Class A Preferred Shares were converted into shares of the Company's Class A Preferred Stock. The Predecessor's 12,267,658 outstanding Class A Preferred Shares were originally issued and purchased by Veqtor on July 15, 1997 for an aggregate purchase price of approximately $33 million (see Note 1).

Except as described herein or as required by law, both classes of Authorized Preferred Stock are identical and entitled to the same dividend, distribution, liquidation and other rights. The holders of the Class A Preferred Stock are entitled to vote together with the holders of the Class A Common Stock as a single class on all matters submitted to a vote of stockholders. Each share of Class A Preferred Stock entitles the holder thereof to a number of votes per share equal to the number of shares of Class A Common Stock into which such shares of Class A Preferred Stock is then convertible. Except as described herein, the holders of Class B Preferred Stock do not have voting rights and are not counted in determining the presence of a quorum for the transaction of business at a stockholders' meeting. The affirmative vote of the holders of a majority of the outstanding Authorized Preferred Stock, voting together as a separate single class, except in certain circumstances, have the right to approve any merger, consolidation or transfer of all or substantially all of the assets of the Company. Holders of the Authorized Preferred Stock are entitled to receive, when and as declared by the board of directors, cash dividends per share at the rate of 9.5% per annum on a per share price of $2.69. Such dividends shall accrue (whether or not declared) and, to the extent not paid for any dividend period, will be cumulative. Dividends on the Authorized Preferred Stock are payable, when and as declared, semi-annually, in arrears, on December 26 and June 25 of each year.

Each share of Class A Preferred Stock is convertible at the option of the holder thereof into an equal number of shares of Class B Preferred Stock, or into a number of shares Class A Common Stock equal to the ratio of (x) $2.69 plus an amount equal to all dividends per share accrued and unpaid thereon as of the date of such conversion to (y) the conversion price in effect as of the date of such conversion. Each share of Class B Preferred Stock is convertible at the option of the holder thereof, subject to certain conditions, into an equal number of shares of Class A Preferred Stock or into a number of shares of Class B Common Stock equal to the ratio of (x) $2.69 plus an amount equal to all dividends per share accrued and unpaid thereon as of the date of such conversion to (y) the conversion price in effect as of the date of such conversion. The conversion price in effect as of December 31, 1998 is $2.69 and therefore the outstanding shares of Class A Preferred Stock are convertible into an equal number of shares of Class A Common Stock.

16.  General and Administrative Expenses

General and administrative expenses for the years ended December 31, 1998, 1997 and 1996 consist of (in thousands):


                                                        1998                       1997                       1996
                                            ----------------------     ----------------------     ---------------------
   Salaries and benefits                       $      11,311              $       5,035              $        -
   Professional services                               3,138                      2,311                        295
   Other                                               2,596                      2,117                      1,208
                                            ----------------------     ----------------------     ---------------------
   Total                                       $      17,045              $       9,463              $       1,503
                                            ======================     ======================     =====================

The Company incurred significant non-recurring fees for professional services in 1997 (an increase of more than $2,000,000 over 1996) in conjunction with the Reorganization of the Company, the termination of its REIT status and the implementation of its operations as a finance company.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


17. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes for the years ended December 31, 1998 and 1997 is comprised as follows (in thousands):

                                          1998                 1997
                                    ------------------   -----------------
Current
   Federal                            $     7,226          $      -
   State                                    2,740                 -
   Local                                    2,480                  55
Deferred
   Federal                                 (2,282)                -
   State                                     (419)                -
   Local                                     (378)                -
                                    ------------------   -----------------
Provision for income taxes            $     9,367          $       55
                                    ==================   =================

The Company has federal net operating loss carryforwards ("NOLs") as of December 31, 1998 of approximately $13.0 million. Such NOLs expire through 2012. The Company also has a federal capital loss carryover of approximately $1.6 million that can be used to offset future capital gains. Due to CRIL's purchase of 6,959,593 Common Shares from the Predecessor's Former Parent in January 1997 and another prior ownership change, a substantial portion of the NOLs are limited for federal income tax purposes to approximately $1.4 million annually. Any unused portion of such annual limitation can be carried forward to future periods.

The reconciliation of income tax computed at the U.S. federal statutory tax rate (35% for the year ended December 31, 1998 and 34% for the year ended December 31, 1997) to the effective income tax rate for the years ended December 31, 1998 and 1997 are as follows (in thousands):


                                                                      1998                            1997
                                                         ------------------------------- --------------------------------
                                                               $               %                $               %
                                                         --------------- --------------- ---------------- ---------------
   Federal income tax at statutory rate                    $    9,013         35.0%        $   (1,531)        (34.0)%
   State and local taxes, net of federal tax
      benefit                                                   2,919         11.3%                36           0.1%
   Tax benefit of net operating loss not currently
      recognized                                                 -               -  %           1,536          34.0%
   Utilization of net operating loss carryforwards             (2,755)       (10.7)%             -                -  %
   Compensation in excess of deductible limits                    221          0.9%              -                -  %
   Other                                                          (31)        (0.1)%               14           0.0%
                                                         =============== =============== ================ ===============
                                                           $    9,367         36.4%        $       55           0.1%
                                                         =============== =============== ================ ===============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


17.  Income Taxes, continued

The components of the net deferred tax assets are as follows (in thousands):

                                                                                       December 31,
                                                                           --------------------------------------
                                                                                 1998                 1997
                                                                           ------------------   -----------------
   Net operating loss carryforward                                            $      4,559         $      9,090
   Reserves on other assets and for possible credit losses                           4,621                3,326
   Deferred revenue                                                                   -                     616
   Reserve for uncollectible accounts                                                 -                     208
   Other                                                                               119                 -
                                                                           ------------------   -----------------
                                                                           ------------------
   Deferred tax assets                                                               9,299               13,240
   Valuation allowance                                                              (6,270)             (13,240)
                                                                                                -----------------
                                                                           ==================
                                                                              $      3,029         $       -
                                                                           ==================   =================



The Company recorded a valuation allowance to reserve a portion of its net deferred assets in accordance with SFAS No. 109. Under SFAS No. 109, this valuation allowance will be adjusted in future years, as appropriate. However, the timing and extent of such future adjustments can not presently be determined.

18.  Employee Benefit Plans

1997 Long-Term Incentive Stock Plan

In May 1997, the board of trustees of the Predecessor adopted the original 1997 long-term incentive share plan, which was approved by the Predecessor's shareholders, and thereafter amended to reflect the Predecessor's name change, in July 1997. In May 1998, the Predecessor's board of trustees originally adopted, subject to shareholder approval, the original form of an amended and restated 1997 long-term incentive share plan which was subsequently approved at the Predecessor's 1998 annual meeting of shareholders on January 28, 1999 (the "1998 Annual Meeting"). Upon consummation of the Reorganization, the Company succeeded to and assumed the amended and restated plan which has been amended to reflect the succession of the Company (the plan is hereinafter referred to as the "Incentive Stock Plan"). The Incentive Stock Plan permits the grant of nonqualified stock option ("NQSO"), incentive stock option ("ISO"), restricted stock, stock appreciation right ("SAR"), performance unit, performance stock and stock unit awards. A maximum of 2,674,388 shares of Class A Common Stock may be issued during the fiscal year 1999 pursuant to awards under the Incentive Stock Plan and the Director Stock Plan (as defined below) in addition to the shares subject to awards outstanding under the two plans at December 31, 1998. The maximum number of shares that may be subject to awards to any employee during the term of the plan may not exceed 500,000 shares and the maximum amount payable in cash to any employee with respect to any performance period pursuant to any performance unit or performance stock award is $1.0 million.

The ISOs shall be exercisable no more than ten years after their date of grant and five years after the grant in the case of a 10% stockholder and vest over a period of three years with one-third vesting at each anniversary date. Payment of an option may be made with cash, with previously owned Class A Common Stock, by foregoing compensation in accordance with performance compensation committee or compensation committee rules or by a combination of these.

Restricted stock may be granted under the Incentive Stock Plan with performance goals and periods of restriction as the board of directors may designate. The performance goals may be based on the attainment of certain objective and/or subjective measures. The Company issued 72,500 shares of restricted stock in 1998 of which 17,500 shares were canceled upon the resignation of a former employee. The shares of restricted stock outstanding vest one-third on each of the following dates: January 30, 2001, January 30, 2002 and January 30, 2003. The Incentive Stock Plan also authorizes the grant of stock units at any time and from time to time on such terms as shall be determined by the board of directors or administering compensation committee. Stock units shall be payable in Class A Common Stock upon the occurrence of certain trigger events. The terms and conditions of the trigger events may vary by stock unit award, by the participant, or both.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


18.  Employee Benefit Plans, continued

SFAS No. 123, "Accounting for Stock-Based Compensation" was issued by the FASB in October 1996. SFAS No. 123 encourages the adoption of a new fair-value based accounting method for employee stock-based compensation plans. SFAS No. 123 also permits companies to continue accounting for stock-based compensation plans as prescribed by APB Opinion No. 25. However, companies electing to continue accounting for stock-based compensation plans under APB Opinion No. 25, must make pro forma disclosures as if the company adopted the cost recognition requirements under SFAS No. 123. The Company has continued to account for stock-based compensation under APB Opinion No. 25. Accordingly, no compensation cost has been recognized for the Incentive Stock Plan or the Director Stock Plan in the accompanying consolidated statements of operations as the exercise price of the stock options granted thereunder equaled the market price of the underlying stock on the date of the grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998 and 1998: (1) dividend yield of zero, (2) expected volatility of 40%, (3) risk-free interest rate of 5.25% and 5.71%, respectively and (4) an expected life of five years. The weighted average fair value of each stock option granted during the year ended December 31, 1998 and 1997 was $4.44 and $2.63, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For the year ended December 31, 1998, pro forma net income, basic and diluted earnings per share, after giving effect to the fair value of the grants would be $12.2 million, $0.50 and $0.40, respectively. For the year ended December 31, 1997, pro forma net loss, after giving effect to the Class A Preferred Stock dividend requirement, and basic and diluted loss per share, after giving effect to the fair value of the grants would be $5.0 million and $0.52, respectively.

The pro forma information presented above is not representative of the effect stock options will have on pro forma net income or earnings per share for future years.

The following table summarizes the activity under the Incentive Stock Plan for the years ended December 31, 1998 and 1997:

                                                                                                            Weighted Average
                                                         Options                Exercise Price             Exercise Price per
                                                       Outstanding                 per Share                     Share
                                                    ------------------   ------------------------------   ---------------------

   Outstanding at January 1, 1997                             -                     $   -                       $   -
      Granted in 1998                                      607,000                    $6.00                         6.00
                                                    ------------------
   Outstanding at December 31, 1997                        607,000                    $6.00                         6.00
      Granted in 1998                                    1,112,250               $9.00 - $11.38                     9.93
      Exercised in 1998                                     (1,666)                   $6.00                         6.00
      Canceled in 1998                                    (193,500)              $6.00 - $10.00                     7.81
                                                    ------------------                                    ---------------------
   Outstanding at December 31, 1998                      1,524,084               $6.00 - $11.38                 $   8.46
                                                    ==================                                    =====================

272,834 of the options are exercisable at December 31, 1998 and none of the options were exercisable at December 31, 1997. At December 31, 1998, the outstanding options have various remaining contractual lives ranging from 8 1/2 to 9 3/4 years with a weighted average life of 8.95 years.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


18.  Employee Benefit Plans, continued

1997 Non-Employee Director Stock Plan


In May 1997, the board of trustees of the Predecessor adopted the original 1997 non-employee trustee share plan, which was approved by the Predecessor's shareholders, and thereafter amended to reflect the Predecessor's name change, in July 1997. In May 1998, the Predecessor's board of trustees originally adopted, subject to shareholder approval, the original form of an amended and restated 1997 non-employee trustee share plan which was subsequently approved at the Predecessor's 1998 Annual Meeting. Upon consummation of the Reorganization, the Company succeeded to and assumed the amended and restated plan, which has been amended to reflect the succession of the Company (the plan is hereinafter referred to as the "Director Stock Plan"). The Director Stock Plan permits the grant of NQSO, restricted stock, SAR, performance unit, stock and stock unit awards. A maximum of 2,674,388 shares of Class A Common Stock may be issued during the fiscal year 1999 pursuant to awards under the Director Stock Plan and the Incentive Stock Plan, in addition to the shares subject to awards outstanding under the two plans at December 31, 1998.

The board of directors shall determine the purchase price per Class A Common Stock covered by a NQSO granted under the Director Stock Plan. Payment of a NQSO may be made with cash, with previously owned shares of Class A Common Stock, by foregoing compensation in accordance with board rules or by a combination of these payment methods. SARs may be granted under the plan in lieu of NQSOs, in addition to NQSOs, independent of NQSOs or as a combination of the foregoing. A holder of a SAR is entitled upon exercise to receive shares of Class A Common Stock, or cash or a combination of both, as the board of directors may determine, equal in value on the date of exercise to the amount by which the fair market value of one share of Class A Common Stock on the date of exercise exceeds the exercise price fixed by the board on the date of grant (which price shall not be less than 100% of the market price of a share of Class A Common Stock on the date of grant) multiplied by the number of shares in respect to which the SARs are exercised.

Restricted stock may be granted under the Director Stock Plan with performance goals and periods of restriction as the board of directors may designate. The performance goals may be based on the attainment of certain objective and/or subjective measures. The Director Stock Plan also authorizes the grant of stock units at any time and from time to time on such terms as shall be determined by the board of directors. Stock units shall be payable in shares of Class A Common Stock upon the occurrence of certain trigger events. The terms and conditions of the trigger events may vary by stock unit award, by the participant, or both.

The following table summarizes the activity under the Director Stock Plan for the years ended December 31, 1998 and 1997:

                                                                                                            Weighted Average
                                                         Options                Exercise Price             Exercise Price per
                                                       Outstanding                 per Share                     Share
                                                    ------------------   ------------------------------   ---------------------

   Outstanding at January 1, 1997                             -                     $   -                       $   -
      Granted in 1997                                       50,000                    $6.00                         6.00
                                                    ------------------                                    ---------------------
   Outstanding at December 31, 1997                         50,000                    $6.00                         6.00
      Granted in 1998                                      205,000                   $10.00                        10.00
                                                    ------------------                                    ---------------------
   Outstanding at December 31, 1998                        255,000                $6.00-$10.00                  $   9.22
                                                    ==================                                    =====================

16,666 of the options are exercisable at December 31, 1998 and none of the options were exercisable at December 31, 1997. At December 31, 1998, the outstanding options have a remaining contractual life of 8 1/2 years to 9 1/12 years with a weighted average life of 8.98 years.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


19.  Fair Values of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based upon estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

   Cash and cash equivalents: The carrying amount of cash on hand and money market funds is considered to be a reasonable estimate of fair value.

   Other available-for-sale securities: The fair value was determined based upon the market value of the securities.

   Commercial mortgage-backed securities: The fair value was obtained by obtaining quotes from a market maker in the security.

   Certificated mezzanine investments: The fair value was obtained by obtaining quotes from a market maker in the security.

   Loans receivable, net: The fair values were estimated by using current institutional purchaser yield requirements for loans with similar credit characteristics.

   Interest rate cap agreement: The fair value was estimated based upon the amount at which similar financial instruments would be valued.

   Credit Facilities: The Credit Facilities are at floating rates of interest which are similar to those in the market currently. Therefore, the carrying value is a reasonable estimate of fair value.

   Repurchase obligation: The repurchase obligations, which are generally short term in nature, bear interest at a floating rate and the book value is a reasonable estimate of fair value.

   Convertible Trust Preferred Securities: The fair value was estimated based upon the amount at which similar privately placed financial instruments would be valued.

   Interest rate swap agreements: The fair value was estimated based upon the amount at which similar financial instruments would be valued.

The carrying amounts of all assets and liabilities approximate the fair value except as follows (in thousands):


                                                               December 31, 1998                        December 31, 1997
                                                      ------------------------------------     ------------------------------------
                                                         Carrying              Fair               Carrying               Fair
                                                          Amount               Value               Amount               Value
                                                      ---------------     ----------------     ----------------     ---------------
 Financial Assets:
   Loans receivable, net                                   620,858             614,477              180,324              181,198
   Interest rate cap agreement                                  60                   6                   71                   70

Unrecognized Financial Instruments:
   Interest Rate Swap Agreements                               -                (4,521)                 -                   (874)


                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


20.  Supplemental Schedule of Non-Cash and Financing Activities

The following is a summary of the significant non-cash investing and financing activities during the year ended December 31, 1997 (in thousands):

     Stock received as partial compensation for advisory services     $   1,798

In connection with the sale of properties and notes receivable, the Company entered into various non-cash transactions as follows during the year ended December 31, 1997 (in thousands):

     Sales price less selling costs                                   $   8,396
     Amount due from buyer                                               (1,090)
                                                                      ---------
     Net cash received                                                $   7,306
                                                                      ==========

Interest paid on the Company's outstanding debt for 1998, 1997 and 1996 was $25,184,000, $1,877,000 and $550,000, respectively. Income taxes paid by the Company in 1998 were $7,866,000. No income taxes were paid in 1998 or 1996.

21.  Transactions with Related Parties

The Company entered into a consulting agreement, dated as of July 15, 1997, with a director of the Company. The consulting agreement had an initial term of one year that was extended to December 31, 1998. Pursuant to the agreement, the director provided consulting services for the Company including strategic planning, identifying and negotiating mergers, acquisitions, joint ventures and strategic alliances, and advising as to capital structure matters. During the years ended December 31, 1998 and 1997, the Company has incurred expenses of $165,000 and $300,000, respectively, in connection with this agreement.

The Company entered into a consulting agreement, dated as of January 1, 1998, with another director of the Company. The consulting agreement had an initial term of one year. Pursuant to the agreement, the director provides consulting services for the Company including new business identification, strategic planning and identifying and negotiating mergers, acquisitions, joint ventures and strategic alliances. During the year ended December 31, 1998, the Company has incurred expenses of $96,000 in connection with this agreement.

The Company pays EGI, an affiliate under common control of the chairman of the board of directors, for certain corporate services provided to the Company. These services include consulting on legal matters, tax matters, risk management, investor relations and investment banking. During the years ended December 31, 1998 and 1997, the Company has incurred $216,000 and $134,000, respectively, of expenses in connection with these services.

During 1996, the Company shared certain personnel and other costs with the Former Parent. The Company reimbursed Former Parent pursuant to a cost allocation agreement based on each Company's respective asset values (real property and notes receivable) that was subject to annual negotiation. During 1996, reimbursable costs charged to the Company by Former Parent approximated $258,000.

At December 31, 1996, the Company owed $31,000 to the Former Parent pursuant to the cost allocation agreement. The cost allocation agreement between the Company and the Former Parent was terminated on January 7, 1998. At December 31, 1998 and 1997, the Company had no amounts due to the Former Parent pursuant to the cost allocation arrangement.

During the year ended December 31, 1998, the Company, through two of its acquired subsidiaries, earned asset management fees pursuant to agreements with entities in which two of the executive officers and directors of the Company have an equity interest and serve as officers, members or as a general partner thereof. During the year ended December 31, 1998 and 1997, the Company earned $1,682,000 and $327,000, respectively, from such agreements, which have been included in the consolidated statements of operations.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


22.  Commitments and Contingencies

Leases

The Company leases premises and equipment under operating leases with various expiration dates. Minimum annual rental payments at December 31, 1998 are as follows (in thousands):

     Years ending December 31:
     ------------------------
             1999                                           $      533
             2000                                                  203
             2001                                                   23
             2002                                                   23
                                                         ------------------
                                                            $      782
                                                         ==================

Rent expense for office space and equipment amounted to $530,000, $310,000 and $40,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Litigation

In the normal course of business, the Company is subject to various legal proceedings and claims, the resolution of which, in management's opinion, will not have a material adverse effect on the consolidated financial position or the results of operations of the company.

Employment Agreements

The Company has employment agreements with four of its executive officers.

The employment agreements with two of the executive officers provide for five-year terms of employment commencing as of July 15, 1997. Such agreements contain extension options that extend such agreements automatically unless terminated by notice, as defined, by either party. The employment agreements provide for base annual salaries of $500,000, which has been increased to $600,000, and will be increased each calendar year to reflect increases in the cost of living and will otherwise be subject to increase at the discretion of the board of directors. Such executive officers are also entitled to annual incentive cash bonuses to be determined by the board of directors based on individual performance and the profitability of the Company and are participants in the Incentive Stock Plan and other employee benefit plans of the Company.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


22.  Commitments and Contingencies, continued

The employment agreement with one executive officer provides for a term of employment commencing as of August 15, 1998 and expiring on January 2, 2002, which shall be automatically extended until December 31, 2002 unless, prior to April 7, 2001, either party shall have delivered to the other a non-renewal notice. The employment agreement provides for a base annual salary of $350,000, which will be increased each calendar year to reflect increases in the cost of living and may otherwise be further increased at the discretion of the board of directors. The employment agreement also provides for annual incentive cash bonuses for calendar years 1999 through 2001 to be determined by the board of directors based on individual performance and the profitability of the Company, provided that the minimum of each of said three annual incentive bonuses shall be no less than $750,000. In addition to the base salary and incentive bonus, the executive will receive during calendar year 1999 only, a special cash payment of $1,200,000 of which $850,000 was expensed in 1998. The executive is entitled to participate in employee benefit plans of the Company at levels determined by the board of directors and commensurate with his position and receives Company provided life and disability insurance. In accordance with the agreement, the executive was granted, pursuant to the Incentive Stock Plan, options to purchase 100,000 shares of Class A Common Stock with an exercise price of $9.00 immediately vested and exercisable as of the date of the agreement. The Company also agreed to grant, pursuant to the Incentive Stock Plan, fully vested shares of Class A Common Stock, 50,000 shares on January 1, 1999 and 100,000 shares on each of the three successive anniversaries thereof.

The employment agreement with another executive officer provides for a two-year employment term which began July 15, 1997. Such agreement contains extension options that extend the agreement automatically unless terminated by notice by either party. The employment agreement provides for base annual salary of $300,000, annual bonuses, as specified, at the end of 1997 and 1998, and participation in the Incentive Stock Plan and other employee benefit plans of the Company. Such executive officer is also entitled to an annual incentive cash bonus to be determined by the board of directors based on individual performance and the profitability of the Company.

23.  Segment Reporting

The Company has adopted a new accounting pronouncement requiring disclosure about the Company's segments based on a management approach. The Company has an internal information system that produces performance and asset data for its two segments along service lines.

The Lending and Investment segment includes all of the Company's activities related to the loan and investment portfolio and the financing thereof.

The Advisory segment includes all of the Company's activities related to fee services provided to real estate investors, owners, developers and financial institutions in connection with mortgage financings, securitizations, joint ventures, debt and equity investments, mergers and acquisitions, portfolio evaluations, restructurings and disposition programs. The segment also provides asset management and advisory services relating to various mortgage pools and real estate properties.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


23.  Segment Reporting, continued

The following table details each segment's contribution to the Company's overall profitability and the identified assets attributable to each such segment for the year ended and as of December 31, 1998, respectively (in thousands):


                                                                  Lending and
                                                                   Investment            Advisory              Total
                                                               -------------------- ------------------- --------------------
  Income from loans and other investments:
     Interest and related income                                $       62,316     $           -         $       62,316
     Less:  Interest and related expenses                               27,252                 -                 27,252
                                                               -------------------- ------------------- --------------------
      Income from loans and other investments, net                      35,064                 -                 35,064
                                                               -------------------- ------------------- --------------------

  Other revenues:
     Advisory and investment banking fees                                  -                10,311              10,311
     Other interest income                                               1,638                 -                 1,638
                                                               -------------------- ------------------- --------------------
        Total other revenues                                             1,638              10,311              11,949
                                                               -------------------- ------------------- --------------------

  Other expenses:
     General and administrative                                         11,507               5,538              17,045
     Other interest expense                                                413                 -                   413
     Depreciation and amortization                                         181                  68                 249
     Provision for possible credit losses                                3,555                 -                 3,555
                                                               -------------------- ------------------- --------------------
        Total other expenses                                            15,656               5,606              21,262
                                                               -------------------- ------------------- --------------------

  Income before income taxes and distributions and
     amortization on Convertible Trust Preferred
     Securities                                                         21,046                4,705             25,751
  Provision for income taxes                                             7,150                2,217              9,367
                                                               -------------------- ------------------- --------------------
     Income before distributions and amortization on
        Convertible Trust Preferred Securities                          13,896                2,488             16,384
     Distributions and amortization on Convertible Trust
      Preferred Securities, net of income tax
      benefit of $2,621                                                  2,941                  -                2,941
                                                               -------------------- ------------------- --------------------
     Net income                                                         10,955                2,488             13,443
  Less:  Class A Preferred Stock dividend                                3,135                  -                3,135
                                                               -------------------- ------------------- --------------------
     Net income allocable to Class A Common Stock                $       7,820       $        2,488      $      10,308
                                                               ==================== =================== ====================
     Total Assets                                                $     763,791       $        2,647      $     766,438
                                                               ==================== =================== ====================

All revenues were generated from external sources within the United States with the exception of $74,000 that was received as dividends from an investment in Canada. There were no transactions between the two segments during the year ended December 31, 1998.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


24.  Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1998 and 1997 (in thousands except per share data):


                                                          March 31           June 30         September 30       December 31
                                                      ----------------- ------------------ -----------------  -----------------
1998
----
      Revenues                                            $   11,207        $   20,166         $   21,872         $   21,020
      Net income                                          $    2,673        $    5,024         $    3,144         $    2,602
      Class A Preferred Stock dividends                   $      784        $      784         $      783         $      784
      Net income per share of
        Class A Common Stock:
           Basic                                          $     0.10        $     0.24         $     0.13         $     0.10
           Diluted                                        $     0.09        $     0.16         $     0.10         $     0.09


1997
----
      Revenues                                            $      613        $      371         $     2,729         $   4,737
      Net loss                                            $     (508)       $     (352)        $    (1,593)        $  (2,104)
      Class A Preferred Stock dividends and
        dividend requirement                              $      -          $      -           $       679         $     792
      Net loss per share of Class A
        Common Stock - Basic and Diluted                  $    (0.06)       $    (0.04)        $     (0.25)        $   (0.27)


                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

25.  Subsequent Event

On March 3, 1999, the Company, through its newly formed wholly owned subsidiary, CT-BB Funding Corp., acquired a portfolio of "BB" rated CMBS from an affiliate of the Company's credit provider under the First Credit Facility. The portfolio, which is comprised of 11 separate issues with an aggregate face amount of $246.0 million, was purchased for $196.9 million (approximately 80% of par value) for which the blended yield to maturity was 10.65% on the date of acquisition (533 basis points over the comparable maturity Treasuries). In connection with the transaction, an affiliate of the seller provided three-year term financing for 70% of the purchase price at a floating rate above LIBOR and provided an interest rate swap for the full duration of the securities in order to hedge interest rate exposure. Concurrent with the transaction, the First Credit Facility's maturity was extended to February 28, 2002 with an automatic one-year amortizing extension option, if not otherwise extended.