Form 10-K/A
period 1998-12-31
CAPITAL TRUST INC
filed 1999-04-30
CIK 1061630

As filed with the Securities and Exchange Commission on April 30, 1999

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1998
                                     -----------------

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
                                                             --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
        Title of Each Class                             on Which Registered
        -------------------                             -------------------
       Class A Common Stock,                          New York Stock Exchange
     par value $0.01 per share

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
                                                       Yes  X           No
                                                            -              --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.      [X]

                                  MARKET VALUE

           Based on the closing sales price of $5.50 per share, the aggregate market value of the outstanding Class A Common Stock held by non-affiliates of the registrant as of April 29, 1998 was $61,210,727.

                               OUTSTANDING SHARES

           As of April 29, 1998 there were 18,352,983 outstanding shares of Class A Common Stock. The Class A Common Stock is listed on the New York Stock Exchange (trading symbol "CT"). Trading is reported in many newspapers as "CapitalTr".

                                  CAPITAL TRUST, INC.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant...................1
Item 11.  Executive Compensation...............................................6
Item 12.  Security Ownership of Certain Beneficial Owners and Management......12
Item 13.  Certain Relationships and Related Transactions......................17

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....18

Signatures....................................................................19

           Capital Trust, Inc. (the "Company") hereby amends the following items of Part III and Part IV of its Form 10-K Annual Report for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 31, 1999. Unless the context otherwise requires, references to the governance and capital structures and affairs of the Company include those of its predecessor, Capital Trust, a California business trust.

                                    PART III


ITEM 10.             Directors and Executive Officers of the Registrant

           The name, age as of April 30, 1999, and existing positions with the Company of the directors and executive and senior officers of the Company are as follows:


Name                               Age   Office or Position Held
----                               ---   -----------------------

Samuel Zell ....................... 57   Chairman of the Board of Directors
Jeffrey A. Altman ................. 32   Director
Thomas E. Dobrowski ............... 55   Director
Martin L. Edelman ................. 57   Director
Jeremy FitzGerald ................. 35   Managing Director
Gary R. Garrabrant................. 42   Director
Craig M. Hatkoff  ................. 45   Director, Vice Chairman and Chairman of the
                                         Executive Committee
John R. Klopp ..................... 45   Director, Vice Chairman, Chief Executive Officer
                                         and President
Donald J. Meyer ................... 48   Managing Director and Chief Investment Officer
Stephen D. Plavin ................. 39   Chief Operating Officer
Sheli Z. Rosenberg ................ 57   Director
Steven Roth ......................  57   Director
Lynne B. Sagalyn .................  51   Director
Alvin J. Sarter ..................  42   Managing Director
Edward L. Shugrue III ............  33   Managing Director, Chief Financial Officer,
                                         Treasurer and Assistant Secretary


           The name, principal occupation for the last five years, selected biographical information and the period of service as a director or officer of the Company of each of the directors and executive and senior officers are set forth below.

Directors

         Samuel Zell has been chairman of the board of directors of the Company since July 1997. Mr. Zell is chairman of Equity Group Investments, L.L.C., a privately held real estate and corporate investment firm ("EGI"), American Classic Voyages Co., an owner and operator of cruise lines, Anixter
International Inc., a provider of integrated network and cabling systems ("Anixter"), Manufactured Home Communities, Inc., a REIT specializing in the ownership and management of manufactured home communities ("MHC"), Jacor Communications, Inc., an owner of radio stations ("Jacor"), and Chart House Enterprises, Inc., an owner and operator of restaurants. He is chairman of the board of trustees of Equity Residential Properties Trust ("ERPT"), a REIT specializing in the ownership and management of multi-family housing, and of Equity Office Properties Trust ("EOPT"), a REIT specializing in the ownership and management of office buildings. Mr. Zell is also a director of Fred Meyer, Inc., an owner and operator of supermarkets and discount stores, Ramco Energy PLC, an independent oil company based in the United Kingdom, and Davel Communications, Inc., an owner and operator of pay telephones.

           Jeffrey A. Altman has been a director of the Company since November 1997. Since November 1996, Mr. Altman has been a senior vice president of Franklin Mutual Advisers, Inc., formerly Heine Securities Corporation, a registered investment adviser ("FMA"), and a vice president of Franklin Mutual Series Fund Inc., a mutual fund with assets in excess of $25 billion, advised by FMA. From August 1988 to October 1996, Mr. Altman was an analyst with FMA. Mr. Altman is also a director of Resurgence Properties Inc., a company engaged in diversified real estate activities.

           Thomas E. Dobrowski has been a director of the Company since August 1998. Mr. Dobrowski has been the managing director of real estate and alternative investments of General Motors Investment Management Corporation ("GMIMCo"), an investment advisor to several pension funds of General Motors Corporation ("GM") and its subsidiaries and to several other clients also controlled by GM for more than the past five years. Mr. Dobrowski is a trustee of EOPT and a director of MHC and Red Roof Inns, Inc., an owner and operator of hotels.

           Martin L. Edelman has been a director of the Company since February 1997. Mr. Edelman served as president of Chartwell Leisure Inc., an owner and operator of hotel properties ("Chartwell"), from January 1996 until it was sold in March 1998. He has been a director of Cendant Corporation and a member of that corporation's executive committee since November 1993. Mr. Edelman has been of counsel to Battle Fowler LLP, a New York City law firm that provides services to the Company, since January 1994 and was a partner with that firm from 1972 through 1993. Mr. Edelman also serves as a director of Avis Rent-A-Car, Inc., G. Soros Realty, Inc., Acadia Realty Trust and Northstar Capital Investment Corporation.

           Gary R. Garrabrant has been a director of the Company since January 1997. Mr. Garrabrant was the vice chairman of the Company from February 1997 until July 1997. Mr. Garrabrant has been a managing director and chief investment officer of Equity International Properties, Ltd., a privately-held international real estate investment company, since July 1, 1998. Mr. Garrabrant is executive vice president of EGI and managing partner of EGI Capital Markets, L.L.C. He joined EGI as senior vice president in January 1996. Previously, Mr. Garrabrant was director of Sentinel Securities Corporation and co-founded Genesis Realty Capital Management in 1994, both of which were based in New York and specialized in real estate securities investment management. From 1989 to 1994, he was associated with The Bankers Trust Company.

           Craig M. Hatkoff has been a director and a vice chairman of the Company since July 1997. Mr. Hatkoff was a founder and was a managing partner of Victor Capital Group, L.P. ("Victor Capital") from 1989 until the acquisition of Victor Capital by the Company in July 1997. Mr. Hatkoff was a managing director and co-head of Chemical Realty Corporation, the real estate investment banking arm of Chemical Banking Corporation, from 1982 until 1989. From 1978 to 1982, Mr. Hatkoff was the head of new product development in Chemical Bank's Real Estate Division, where he previously served as a loan officer.

           John R. Klopp has been a director of the Company since January 1997, the chief executive officer, a vice chairman and the president of the Company since February 1997, July 1997 and January 1999, respectively. Mr. Klopp was a founder and was a managing partner of Victor Capital from 1989 until the acquisition of Victor Capital by the Company in July 1997. Mr. Klopp was a managing director and co-head of Chemical Realty Corporation from 1982 until 1989. From 1978 to 1982, Mr. Klopp held various positions with Chemical Bank's Real Estate Division, where he was responsible for originating, underwriting and monitoring portfolios of construction and permanent loans. He is a director of Metropolis Realty Trust, Inc., a Manhattan office REIT.

           Steven Roth has been a director of the Company since August 1998. Mr. Roth has been chairman of the board of trustees and chief executive officer of Vornado Realty Trust ("Vornado") since May 1989 and chairman of the executive committee of the board of Vornado since April 1980. Since 1968, he has been a general partner of Interstate Properties, a real estate and investment company, and, more recently, he has been managing general partner. On March 2, 1995, he became chief executive officer of Alexander's, Inc., a real estate company. Mr. Roth is also a director of Alexander's, Inc.

           Sheli Z. Rosenberg has been a director of the Company since July 1997. Ms. Rosenberg has been the chief executive officer and president of EGI for more than the past five years. She was a principal of the law firm Rosenberg & Liebentritt P.C. from 1980 until September 1997. Ms. Rosenberg is a director of Jacor, MHC, Anixter, CVS Corporation, a drugstore chain, and Illinois Power Co., a supplier of electricity and natural gas in Illinois, and its holding company, Illinova Corporation. She is also a trustee of ERPT and EOPT. Ms. Rosenberg was a vice president of First Capital Benefit Administrators, Inc., which filed a petition under the federal bankruptcy laws on January 3, 1995, which resulted in its liquidation on November 15, 1995.

           Lynne B. Sagalyn has been a director of the Company since July 1997. Dr. Sagalyn has been a professor and the director of the M.B.A. Real Estate Program at the Columbia University Graduate School of Business since 1992. From 1991 to 1992, she was a visiting professor at Columbia. From 1987 to 1991, she was an associate professor of Planning and Real Estate Development at the Massachusetts Institute of Technology. She is also on the faculty of the Weimer School for Advanced Studies in Real Estate and Land Economics. Dr. Sagalyn is a director of United Dominion Realty Trust, a self- administered REIT in the apartment communities sector, and The Retail Initiative and serves on an advisory board for Initiatives for a Competitive Inner City.

Executive and Senior Officers

           Jeremy FitzGerald has been a managing director of the Company since July 1997. Prior to that time, Ms. FitzGerald served as a principal of Victor Capital and had been employed in various positions at such firm since May 1990. She was previously employed in various positions at PaineWebber Incorporated.

           Donald J. Meyer has been a managing director and chief investment officer of the Company since July 1997. From 1979 through July 1997, Mr. Meyer held various positions at The First National Bank of Chicago ("First Chicago"). From 1989 until 1990, Mr. Meyer served as senior credit officer for real estate at First Chicago. From 1990 to 1993, Mr. Meyer, at different times, was the head of First Chicago's real estate enhancement division and the asset disposition department. Mr. Meyer was the senior credit officer for product risk management at First Chicago from 1993 until 1995. From 1995 until 1997, Mr. Meyer was head of structural investments and managed First Chicago's investments in non-investment grade tranches of commercial mortgage-backed securities. In 1991, Mr. Meyer became a senior vice president at First Chicago.

           Stephen D. Plavin has been the chief operating officer of the Company since August 1998. Prior to that time, Mr. Plavin was employed for fourteen years with the Chase Manhattan Bank and its securities affiliate, Chase Securities Inc. (collectively "Chase"). Mr. Plavin held various positions within the real estate finance unit of Chase including the management of real estate loan syndications, portfolio management, banking services and REO (real estate owned) sales. Since 1995, he served as a managing director responsible for real estate client management in which position he directed the origination of loan and financing transactions, as well as investment banking and advisory assignments for Chase's major real estate relationships.

           Alvin J. Sarter has been a managing director of the Company since April 1998. Prior to that time, Mr. Sarter was a partner in the law firm of Battle Fowler, LLP since 1989, where he specialized in real estate law representing a national client base in connection with the acquisition, development, management, financing and securitization of real estate.

           Edward L. Shugrue III has been the chief financial officer of the Company since September, 1997 and has been a managing director, an assistant secretary and the treasurer of the Company since July 1997, July 1997 and January 1999, respectively. Prior to that time, Mr. Shugrue served as a principal of Victor Capital since January 1997. He previously served as director of real estate for and a vice president of River Bank America from April 1994 until June 1996 after serving as a vice president of the bank since January 1992. He was previously employed in various positions at Bear, Stearns & Co. Inc.

Compliance with Section 16(a)

           Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange ("NYSE"). Officers, directors and greater than ten percent stockholders are required by regulation of the SEC to furnish the Company with copies of all Section 16(a) forms they file.

           Based solely on its review of Forms 3, 4 and 5 and amendments thereto available to the Company and written representations from certain of the directors, officers and 10% shareholders that no form is required to be filed, the Company believes that no director, officer or beneficial owner of more than 10% of its Class A Common Stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Exchange Act with respect to 1998.

ITEM 11.             Executive Compensation

Executive Compensation

           The following table sets forth for the years indicated the annual compensation of the chief executive officer and the other executive officers of the Company who earned annual salary and bonus in excess of $100,000.


                              Summary Compensation Table
                              -----------------------------------------------------------------------------
                                      Annual Compensation      Long Term Compensation
-----------------------------------------------------------------------------------------------------------
                                                            Restricted   Securities
                                                            Stock        Underlying            Other
Name and Principal Position   Year Salary($)(1)  Bonus($)   Awards($)    Options(#)       Compensation($)(6)
---------------------------   ---- ---------     --------   ---------    ----------       -----------------

John R. Klopp
     Vice Chairman, Chief
     Executive Officer and    1998   575,000      750,000        --      100,000               5,455
     President                1997   935,964(2)   500,000        --       75,000                 992
Craig M. Hatkoff
     Vice Chairman and
     Chairman of the          1998   575,000      750,000        --      100,000               5,388
     Executive Committee      1997   935,964(2)   500,000        --       75,000                 992
Stephen D. Plavin
     Chief Operating Officer  1998   118,295(4)   850,000        --      100,000                 126
Edward L. Shugrue III
     Managing Director,       1998   287,500      400,000   198,750(5)    80,000                 300
     Chief Financial Officer  1997   275,067      200,000        --       50,000                 --
     and Treasurer
Donald J. Meyer
     Managing Director and    1998   300,000      150,000    49,688(5)    22,500                 353
     Chief Investment Officer 1997   139,773(3)   150,000        --       75,000              35,125


------------------

(1)        The Company paid total compensation of $140,000 and $180,000 to Frank
           M. Morrow, the Company's former chief executive officer, for the years ended 1997 and 1996, respectively.

(2) Includes $235,417 of base salary paid by the Company for the pro rata portion of each of Messrs. Klopp and Hatkoff's $500,000 annual base salary for 1997, payment of which commenced after the acquisition of Victor Capital. Also includes an allocation equal to half of the $407,021 of total management fees ($235,417) paid by Victor Capital to Valentine & Wildove & Company, Inc., a company owned equally by Messrs. Klopp and Hatkoff, and $463,036 of capital distributions made by Victor Capital to each of Messrs. Klopp and Hatkoff. The foregoing management fees and capital distributions were paid or made prior to the Company's acquisition of Victor Capital in 1997.

(3) Represents pro rata portion of $300,000 annual base salary for the portion of the year employed.

(4) Represents pro rata portion of $350,000 annual base salary for the portion of the year employed.

(5) Represents the value of the 20,000 and 5,000 shares of restricted Class A Common Stock awarded to Messrs. Shugrue and Meyer, respectively (based on the $9.94 per share NYSE closing price on the date of grant). The value of such restricted stock awards to Messrs. Shugrue and Meyer at December 31, 1998 were $120,000 and $30,000, respectively (based on the $6.00 per share NYSE closing price on such date).

(6) Represents term life insurance premiums paid by the Company and, in the case of Mr. Meyer, relocation expenses paid by the Company in 1997.

Employment Agreements

           The Company is a party to employment agreements with John R. Klopp and Craig M. Hatkoff. The employment agreements provide for five-year terms of employment commencing as of July 15, 1997. On the fifth anniversary of the commencement of the employment agreements, and on each succeeding anniversary, the terms of the employment agreements shall be automatically extended for one additional year unless, not later than three months prior to such anniversary date, either party shall have notified the other that it will not extend the term of the agreement. Pursuant to the employment agreements, Messrs. Klopp and Hatkoff currently receive for calender year 1999 annual base salaries of $600,000, which are subject to further increases each calendar year to reflect increases in the cost of living or as otherwise determined in the discretion of the board of directors. Mr. Klopp and Mr. Hatkoff are also entitled to annual incentive cash bonuses to be determined by the board of directors based on individual performance and the profitability of the Company. Mr. Klopp and Mr. Hatkoff are also participants in the incentive stock and other employee benefit plans of the Company.

           If the employment of Mr. Klopp or Mr. Hatkoff is terminated without cause, with good reason or following a change of control, as those terms are defined in the employment agreements, the affected employee would be entitled to
(i) a severance payment equal to the greater of the amount payable to such employee over the remainder of the term of the employment agreement or an amount equal to the aggregate base salary and cash incentive bonus paid to the employee during the previous year; (ii) continued welfare benefits for two years; and
(iii) automatic vesting of all unvested stock options such that all of the employee's stock options would become immediately exercisable. Each vested option will remain exercisable for a period of one year following the employee's termination. The employment agreements provide for a non-competition period of one year if Mr. Klopp or Mr. Hatkoff terminates his employment voluntarily or is terminated for cause.

         The Company is a party to an employment agreement, as amended, with Stephen D. Plavin which provides for a term of employment commencing as of August 15, 1998 and expiring on January 2, 2002. On the date of expiration of the initial term, the employment agreement shall be automatically extended until December 31, 2002 unless, prior to April 7, 2001, either party shall have delivered to the other a non-renewal notice. The employment agreement provides for an annual base salary of $350,000, which will be increased each calendar year to reflect increases in the cost of living and may otherwise be further increased in the discretion of the board of directors. The employment agreement also provides for annual incentive cash bonuses for calender years 1999 through 2001 to be determined by the board of directors based on individual performance and the profitability of the Company, provided that the minimum of each of said three annual incentive bonuses shall be no less than $750,000. In addition to the base salary and incentive bonus, Mr. Plavin will receive during calender year 1999 only, a total of $1,200,000 of special cash payments of which $850,000 was expensed in 1998. Mr. Plavin is entitled to participate in employee benefit plans of the Company at levels determined by the board of directors and commensurate with his position and receives Company provided life and disability insurance. In accordance with the agreement, Mr. Plavin was granted pursuant to the Company's incentive stock plan options to purchase 100,000 shares of Class A Common Stock with an exercise price of $9.00 immediately vested and exercisable as of the date of the agreement. The Company also agreed to grant pursuant to the incentive stock plan fully vested Class A Common Stock, 50,000 shares on January 1, 1999 and 100,000 shares on each of the three successive anniversaries thereof.

           If the Company terminates Mr. Plavin's employment for other than for cause or disability, as those terms are defined in the agreement, or Mr. Plavin terminates employment with good reason (including following a change in control), as those terms are defined in the agreement, he would be entitled to
(i) his base salary accrued and unpaid up to the termination date, (ii) a severance payment equal to the greater of his base salary payable over the remainder of the employment term and his base salary as of the termination date for one full calender year, plus the minimum bonus to the extent not paid for each of calender years 1999 through 2001, plus the minimum bonus to the extent not paid for calender year 2002 unless the initial term expires without renewal,
(iii) any unpaid calender year 1999 special payments, (iv) medical insurance coverage for him and his family for a period expiring on the earlier of the second anniversary of the termination date or such time as he obtains employment offering comparable or better medical insurance coverage, (v) receive a grant of all of the shares of Class A Common Stock not yet granted that the Company has agreed to grant to him and (vi) exercise his stock options for a period of one year from the termination date. If Mr. Plavin terminates for special reason (i.e., he shall not have been appointed chief executive officer when neither Messrs. Klopp nor Hatkoff hold such position), Mr. Plavin would be entitled to the foregoing compensation and benefits, except that, instead of the severance payment set forth in clause (ii), he would be entitled to a severance payment equal his base salary as of the termination date for one full calender year, plus $750,000 and would not be entitled to any grant of Class A Common Stock as set forth in clause (v). The employment agreement also specifies termination payments in the event of voluntary termination by Mr. Plavin for other than special reason or good reason and in the event of termination by the Company following death or disability and for cause. The employment agreement provides for restrictions on solicitation of employees and clients of the Company following termination by the Company for cause or termination by Mr. Plavin for other than good reason or special reason.

           The Company is a party to an employment agreement with Donald J. Meyer which provides for a term of employment for two years. The employment agreement provides for an annual base salary of $300,000, minimum annual bonuses of $150,000 at the end of 1997 and 1998, and for participation in the Company's incentive stock plan.

Compensation of Directors

           The Company pays two of its non-employee directors an annual cash retainer of $30,000 which is paid monthly. The remaining non-employee directors are not paid any cash fees for their services as such, but rather are compensated with an annual award of stock units under the Company's non-employee director stock plan with a value equal to $30,000. The number of stock units awarded to each director, which are convertible into an equal number of shares of Class A Common Stock according to individual schedules set by each director, is determined quarterly in arrears by dividing one-quarter of the annual retainer amount ($7,500) by the average closing price of the Class A Common Stock for the quarter. The stock units vest when issued. There is no separate compensation for service on committees of the board of directors. All directors are also reimbursed for travel expenses incurred in attending board and committee meetings.

           The Company was a party to a consulting agreement, dated as of July 15, 1997, with Gary R. Garrabrant, a director of the Company, pursuant to which he provided consulting services for the Company, including, strategic planning, identifying and negotiating mergers, acquisitions, joint ventures and strategic alliances, and advising as to capital structure matters. The consulting agreement had a term of one year (which was extended to and which terminated on December 31, 1998) and, as amended, provided for a consulting fee of $165,000 in 1998 and $150,000 in 1997. Mr. Garrabrant was also entitled to participate in the Company's incentive stock plan, as determined by the compensation committee of the board of directors. In 1998, Mr. Garrabrant was awarded 35,000 options to purchase Class A Common Stock in recognition of his ongoing contributions to the Company. The compensation committee also awarded him a one-time discretionary bonus of $150,000 for services rendered during 1997 in connection with the Company's public offering of 9,000,000 shares of Class A Common Stock (the "Offering").

           The Company is a party to a consulting agreement, dated as of January 1, 1998, with Martin L. Edelman, a director of the Company. Pursuant to the agreement, Mr. Edelman provides consulting services for the Company including client development and advisory services in connection with lending and investment banking activities and asset and business acquisition transactions. The consulting agreement, which had an initial term of one year, was automatically extended for an additional one year term. The agreement is terminable by either party upon thirty (30) days prior notice and provides for a consulting fee of $8,000 per month. Pursuant to the agreement, the Company granted 50,000 options to purchase Class A Common Stock. Mr. Edelman is also entitled to participate in the Company's incentive stock plan.

           In 1998, the compensation committee awarded Samuel Zell 120,000 options to purchase Class A Common Stock in recognition of his ongoing contributions to the Company.

Compensation Committee Interlocks and Insider Participation

           The compensation committee of the board of directors was comprised during 1998 of Ms. Rosenberg, Dr. Sagalyn and Messrs. Altman, Edelman and Klopp. Other than Mr. Klopp, none of the committee's members was an officer or employee of the Company during 1997. No committee member had any interlocking relationships requiring disclosure under applicable rules and regulations.

           Mr. Zell and Ms. Rosenberg serve as members of the board of directors of numerous non-public companies owned or controlled in whole or in part by Mr. Zell or his affiliates which do not have compensation committees, and in many cases, the executive officers of those companies include Mr. Zell and Ms. Rosenberg.

           For a description of certain relationships and transactions with members of the board of directors or their affiliates, see "Item 13 Certain Relationships and Related Transactions."

Stock Options

           The following table sets forth stock options issued in 1998 to the executive officers named in the Summary Compensation Table. The table also sets forth the hypothetical gains that would exist for the stock options at the end of their ten-year terms, assuming compound rates of appreciation of 5% and 10% from the $9.94 and $7.94 market prices on the respective January 30, 1998 and August 13, 1998 dates of grant. The actual future value of the options will depend on the market value of the Company's Class A Common Stock.


                      Option/SAR Grants in Last Fiscal Year

                                                                            Potential Realizable Value at
                                                                            Assumed Annual Rates of Stock
                                                                            Price Appreciation for Option
           Individual Grants                                                Term(2)
---------------------------------------------------------------------------------------------------------
         (a)              (b)         (c)          (d)         (e)         (f)         (g)

                       Number of
                       Securities  % of Total
                       Underlying  Options/SARs
                       Options/    Granted to
                       SARs        Employees    Exercise or  Expira-
                       Granted     in Fiscal     Base Price   tion
Name                   (#)(1)      Year            ($/sh)     Date        5% ($)     10% ($)
----                   ----------  ----------   -----------  -------     -------   ----------

John R. Klopp          100,000       9.0%         10.00      1/30/08     618,714   1,577,532
Craig M. Hatkoff       100,000       9.0%         10.00      1/30/08     618,714   1,577,532
Stephen D. Plavin      100,000       9.0%          9.00      8/15/08     392,935   1,158,783
Edward L. Shugrue III   80,000       7.2%         10.00      1/30/08     494,971   1,262,025
Donald J. Meyer         22,500       2.0%         10.00      1/30/08     139,211     354,945

--------------

(1) Represents shares underlying stock options; none of the executive officers were granted SARs. One-third of the options become exercisable in equal increments on the first, second and third anniversaries of the date of grant, except in the case of Mr. Plavin, which options were immediately exercisable on the date of grant.

(2) The amounts of potential realizable value, which are based on assumed appreciation rates of 5% and 10% prescribed by Securities and Exchange Commission rules, are not intended to forecast possible future appreciation, if any, of the Company's share price. The amounts of potential value with respect to the options do not account for expiration of the options upon termination of employment or the phased-in exercise schedule. Future compensation resulting from the options is based solely on the actual performance of the Company's share price in the trading market.

           The following chart shows the 1998 year-end value of the stock options held by the named executive officers. None of the named executive officers exercised stock options during 1998.


                         Year End 1998 Option/SAR Values

                                Number of Securities
                               Underlying Unexercised      Value of Unexercised In-the-
                                Options/SARs at Year           Money Options/SARs at
                                        End #                       Year End(1)
                             -------------------------   -----------------------------

     Name                    Exercisable  Unexercisable  Exercisable  Unexercisable
     ----                    -----------  -------------  -----------  -------------


     John R. Klopp            25,000        150,000          $--          $--
     Craig M. Hatkoff         25,000        150,000           --           --
     Stephen D. Plavin       100,000           --             --           --
     Edward L. Shugrue III    16,667        113,333           --           --
     Donald J. Meyer          25,000         72,500           --           --

-----------

(1) No amounts are shown because the exercise prices of the stock options exceeded the market value of the underlying Class A Common Stock at year end based upon the $6.00 per share closing price reported on the NYSE on December 31, 1998. The actual value, if any, an executive may realize is dependent upon the amount by which the market price of Class A Common Stock exceeds the exercise price when the stock options are exercised.

ITEM       12. Security Ownership of Certain Beneficial Owners and Management

           The following table sets forth as of April 29, 1999 certain information with respect to the beneficial ownership of Class A Common Stock and class A 9.5% cumulative convertible preferred stock, par value $0.01 per share ("Class A Preferred Stock" and together with the Class A Common Stock, "Company Stock"), and the voting power possessed thereby (based on 18,352,983 shares of Class A Common Stock and 12,267,658 shares of Class A Preferred Stock outstanding on that date), by (i) each person known to the Company to be the beneficial owner of more than 5% of each of the outstanding Class A Common Stock and Class A Preferred Stock, (ii) each director and named executive officer of the Company who is a beneficial owner of any Class A Common Stock or Class A Preferred Stock and (iii) all directors and executive officers of the Company as a group. Such information (other than with respect to directors and officers of the Company) is based on a review of statements filed with the Commission pursuant to Sections 13(d), 13(f) and 13(g) of the Exchange Act with respect to the Company's Class A Common Stock.


                                               Class A Common Stock           Class A Preferred Stock
                                            ------------------------------  -------------------------
                                               Amount and Nature of           Amount and Nature of
                                               Beneficial Ownership           Beneficial Ownership
                                            ------------------------------  -------------------------
   Five Percent Stockholders,                                      Percent                 Percent of
  Trustees and Executive Officers               Number            of Class    Number         Class     Voting Power
-------------------------------------       -----------------    ---------  ------------   ----------  ------------

Veqtor Finance Company, LLC (2)(3)             6,959,593(3)       37.9%     12,267,658(3)   100%            62.8%

EOP Operating Limited Partnership (4)          4,273,500(5)       18.9          --           --             12.2

State Street Bank and Trust Company,           4,273,500(5)       18.9          --           --             12.2
as Trustee for General Motors
Employes Global Group Pension
Trust (6)

Vornado Realty, L.P. (7)                       4,273,500(5)       18.9          --           --             12.2

FMR Corp. (8)                                  2,007,782          10.9          --           --              6.6

Wanger Asset Management, L.P. (9)              1,677,300           9.1          --           --              5.5

Jeffrey A. Altman                                 30,000            *           --           --              *

Thomas E. Dobrowski                              -- (10)           --           --           --              --

Martin L. Edelman                             31,447(11)            *           --           --              *

Gary R. Garrabrant (12)                       18,113(11)            *           --           --              *

Craig M. Hatkoff (3)(12)                   7,035,927(13)(14)      38.2      12,267,658(13)  100             62.9

John R. Klopp (3)(12)                      7,027,927(13)(14)      38.2      12,267,658(13)  100             62.9

Donald J. Meyer                               50,000(15)            *           --           --              *

Stephen D. Plavin                            150,000(15)            *           --           --              *

Sheli Z. Rosenberg (12)                        6,446(11)            *           --           --              *

Steven Roth                                       --(16)           --           --           --              --

Lynne B. Sagalyn                              14,780(11)            *           --           --              *

Edward L. Shugrue III                        107,001(15)            *           --           --              *

Samuel Zell (3)(12)                        7,081,039(11)(13)(17)  38.5      12,267,658(13)  100             63.1

All executive officers and directors as a  7,633,496(13)          40.7%     12,267,658(13)  100%            64.1%
group ((13) persons) (3)(12)

*   Represents less than 1%.

----------------------

(1) The number of shares owned are those beneficially owned, as determined under the rules of the Commission, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power and any shares which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement.

(2) Capital Trust Investors Limited Partnership ("CTILP") and V2 Holdings, LLC ("V2") are the sole managing and common members of Veqtor. The general partner of CTILP is SZ Investments LLC, the managing member of which is Zell General Partnership, Inc. ("Zell GP"). The sole stockholder of Zell GP is the Samuel Zell Revocable Trust (the "Zell Trust"). Mr. Samuel Zell serves as the trustee of the Zell Trust. Messrs. John R. Klopp and Craig M. Hatkoff are the sole members of V2. The address of Veqtor is c/o Capital Trust, 605 Third Avenue, 26th Floor, New York, New York 10016.

(3) John R. Klopp, Craig M. Hatkoff and Samuel Zell collectively indirectly control the affairs of Veqtor. Each of Messrs. Hatkoff, Klopp and Zell disclaim beneficial ownership of the Class A Common Stock and Class A Preferred Stock owned by Veqtor. In 1997, Veqtor issued $50.0 million of 12% convertible redeemable notes ("Veqtor Notes") to four institutional lenders to fund the purchase of its Company Stock. In 1998, the Veqtor Notes were converted into preferred units of Veqtor ("Veqtor Preferred Units") by agreement among Veqtor's common members and the institutional lenders. The foregoing persons entered into an amended and restated limited liability agreement of Veqtor (the "Restated LLC Agreement") which provided for, among other things, the conversion of the Veqtor Notes into Veqtor Preferred Units and the admission of the institutional lenders as preferred members of Veqtor. The Restated LLC Agreement provides that the Veqtor Preferred Units may be redeemed by the Company or the holders thereof for a portion of the Company Stock at any time after July 15, 1999. Pursuant to the Restated LLC Agreement, if all Veqtor Preferred Units were redeemed by the holders thereof for Company Stock on July 16, 1999 (the earliest possible date of redemption), Veqtor's preferred members would receive in exchange for their units an aggregate of 9,655,381 of the shares of Company Stock owned by Veqtor; if all Veqtor Preferred Units were redeemed by the Company at any time on or after July 16, 1999 prior to July 15, 2000, Veqtor's preferred members would receive in exchange for their units an aggregate of 9,905,811 of the shares of Company Stock owned by Veqtor (assuming redemption on the earliest possible date of redemption, July 16, 1999). In addition, in connection with the Offering, CTILP, V2 and Veqtor entered into an agreement with the Company that, in the case of any redemption of all of the preferred units then authorized by the original limited liability company agreement of Veqtor in effect at such time (the "Original LLC Agreement") for the portion of Veqtor's shares of Company Stock specified in the original LLC Agreement, Veqtor shall convert the remaining shares of Class A Preferred Stock owned by it into Class A Common Stock. CTILP, V2 and Veqtor also agreed that Veqtor shall redeem the then authorized preferred units on the earliest date upon which Veqtor has the right to effect such redemption. Veqtor has confirmed to the Company that the foregoing agreements obligate Veqtor to convert its Class A Preferred
       Stock and redeem the Veqtor Preferred Units, as the case may be, according to the timetables specified therein.

(4) Beneficial ownership information as of December 31, 1998 is based on a statement filed pursuant to Section 13(d) of the Exchange Act by EOP Operating Limited Partnership ("EOP"). The address of EOP is Two North Riverside Plaza, Chicago, Illinois 60606.

(5) Represents shares which may be obtained upon conversion of $50,000,000 in liquidation amount of 8.25% Step Up Convertible Trust Preferred Securities issued by the Company's consolidated statutory trust subsidiary, CT Convertible Trust I, to each of EOP, State Street Bank and Trust Company, as trustee for General Motors Employes Global Group Pension Trust (the "GM Trust") and VNO.

(6) Beneficial ownership information as of December 31, 1998 is based on statements filed pursuant to Section 13(d) of the Exchange Act by GMIMCo and the GM Trust as another reporting person named therein. State Street Bank and Trust Company acts as the trustee (the "Trustee") for the GM Trust, a trust under and for the benefit of certain employee benefit plans of GM and its subsidiaries. These shares may be deemed to be owned beneficially by GMIMCo, a wholly owned subsidiary of GM. GMIMCo's principal business is providing investment advice and investment management services with respect to the assets of certain employee benefit plans of GM and its subsidiaries and with respect to the assets of certain direct and indirect subsidiaries of GM and associated entities. GMIMCo is serving as the Trust's investment manager with respect to these shares and in that capacity it has sole power to direct the Trustee as to the voting and disposition of these shares. Because of the Trustee's limited role, beneficial ownership of the shares by the Trustee is disclaimed. The address of GMIMCo is 767 Fifth Avenue, New York, New York 10153.

(7) Beneficial ownership information as of December 31, 1998 is based on a statement filed pursuant to Section 13(d) of the Exchange Act filed by VNO. The address of VNO is c/o Vornado Realty Trust, Park 80 West, Plaza II, Saddle Brook, New Jersey 07663.

(8)    Beneficial ownership  information as of December 31, 1998 is based on the
       Schedule 13G jointly filed by FMR Corp. ("FMR"), Edward C. Johnson 3rd, Abigail P. Johnson, Fidelity Management and Research Company ("FMR Advisor") and Fidelity Growth & Income Fund ("FGI Fund") reporting ownership of shares by FGI Fund and other funds advised by FMR Advisor. FMR and FMR Advisor are located at 82 Devonshire Street, Boston, Massachusetts 02109.


(9)    Beneficial ownership  information as of December 31, 1998 is based on the
       Schedule 13G jointly filed by Wanger Asset Management, L.P. ("WAM"), its general partner, Wanger Asset Management, Ltd. ("WAM Ltd") and its client, Accorn Investment Trust ("Accorn") reporting beneficial ownership of shares on behalf of discretionary clients, including Accorn. WAM, WAM Ltd. and Accorn are located at 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.

(10) Does not include the shares that may be deemed beneficially owned by GMIMCo, as to which Mr. Dobrowski disclaims beneficial ownership.

(11) Includes 6,446 shares which may be obtained upon conversion of vested stock units and, in the case of Mr. Edelman, Dr. Sagalyn, Mr. Garrabrant and Mr. Zell, 25,000, 8,334, 11,667 and 40,000, respectively, shares issuable upon the exercise of vested stock options.

(12) Messrs. Zell, Klopp, Hatkoff and Garrabrant and Ms. Rosenberg hold indirect economic ownership interests in Veqtor equal to approximately 34.2%, 25%, 25%, 4.5% and 4.5%, respectively.

(13) Includes the 6,959,593 shares of Class A Common Stock and the 12,267,658 shares of Class A Preferred Stock owned by Veqtor. The inclusion of such shares in the table shall not be construed as an admission that any of Messrs. Hatkoff, Klopp and Zell are beneficial owners of such shares within the meaning of Section 13(d) of the Exchange Act.

(14) Includes 58,334 shares issuable upon the exercise of vested stock options held by each of Messrs. Hatkoff and Klopp.

(15) Includes 61,667 and 17,500 shares for Mr. Shugrue and Mr. Meyer, respectively, that are the subject of restricted stock awards for which the recipients retain voting rights. Includes 43,334, 32,500 and 100,000 shares issuable upon the exercise of vested stock options held by Mr. Shugrue, Mr. Meyer and Mr. Plavin, respectively.

(16) Does not include the shares that may be deemed beneficially owned by VNO, as to which Mr. Roth disclaims beneficial ownership.

(17) Does not include the shares that may be deemed beneficially owned by EOP, as to which Mr. Zell disclaims beneficial ownership.


Buy/Sell Agreement

       Veqtor, CTILP, V2 and Messrs. Klopp and Hatkoff are parties to an agreement, dated July 15, 1997, that contains buy/sell provisions pursuant to which (i) one member of Veqtor may purchase from or sell to the other member its interests in Veqtor or (ii) one member of V2 or CTILP may purchase the other V2 member's interest in V2 (the "Buy/Sell Agreement"). Pursuant to the agreement, from and after July 15, 2000, either CTILP or V2 as the initiating party (the "Initiating Party") may initiate the buy/sell process by notifying (the "Buy/Sell Notice") the other party (the "Responding Party") of its desire either to sell for cash all of its common units of Veqtor ("Veqtor Common Units") (as defined in the Buy/Sell Agreement) to the Responding Party or to purchase for cash all of the Veqtor Common Units owned by the Responding Party, in each case, at the per unit price specified by the Initiating Party (the "Specified Price"). Upon receipt of the Buy/Sell Notice, the Responding Party must within 150 days elect either to sell its Veqtor Common Units to the Initiating Party or purchase the Initiating Party's Veqtor Common Units at the Specified Price. If the Responding Party fails to respond to the Buy/Sell Notice, it shall be deemed to have elected to sell its Veqtor Common Units at the Specified Price.

       The Buy/Sell Agreement provides that upon the termination of employment (including through death or disability) with the Company of either John R. Klopp or Craig M. Hatkoff (the "Departing Person") other than by voluntary termination (the "Termination Event"), whomever of Messrs. Klopp or Hatkoff has not been the subject of the Termination Event (the "Remaining Person") shall have the right to purchase all of the interests in V2 then held by the Departing Person for cash at their fair market value as defined in the Buy/Sell Agreement ("Fair Market Value"). If the Remaining Person does not purchase the Departing Person's interest in V2, the Buy/Sell Agreement provides that CTILP shall have the right to purchase for cash from V2 50% of the Veqtor Common Units then held by V2 at their fair market value, upon which purchase V2 shall distribute to the Departing Person (or his estate or representative) an amount equal to the net proceeds of such sale reduced by 50% of V2's aggregate liabilities in full redemption of the interest in V2 then held by the Departing Person (or his estate or representative). If CTILP does not elect to purchase the Veqtor Common Units held by V2 pursuant to the foregoing, (i) Veqtor must distribute to V2 50% of its assets that V2 would be entitled to receive upon a liquidation of Veqtor (whereupon V2's economic interest in Veqtor shall be correspondingly reduced) and (ii) V2 must distribute to the Departing Person 50% of such assets reduced by 50% of V2's aggregate liabilities in full redemption of the Departing Person's interest in V2.

       Pursuant to the Buy/Sell Agreement, upon the voluntary termination of employment with the Company of either of Messrs. Klopp or Hatkoff (the "Voluntarily Departing Person"), CTILP shall have the right to purchase from V2 50% of the Veqtor Common Units then held by V2 for cash at their fair market value, upon such purchase V2 shall distribute to the Voluntarily Departing Person an amount equal to the net proceeds of such sale reduced by 50% of V2's aggregate liabilities in full redemption of the interest in V2 then held by the Voluntarily Departing Person. If CTILP does not purchase the Veqtor Common Units pursuant to the foregoing, the agreement provides that whomever of Messrs. Klopp or Hatkoff is not the Voluntarily Departing Person (the "Voluntarily Remaining Member") shall have the right to purchase all of the interest in V2 then held by the Voluntarily Departing Person for cash at its Fair Market Value. If the Voluntarily Remaining Member does not purchase from the Voluntarily Departing Person all of the interest in V2 then held by the Voluntarily Departing Person for cash at its Fair Market Value pursuant to the foregoing, (i) Veqtor must distribute to V2 50% of its assets that V2 would be entitled to receive in a liquidation of Veqtor (whereupon V2's economic interest in Veqtor shall be correspondingly reduced) and (ii) V2 must distribute to the Voluntarily Departing Person 50% of such assets reduced by 50% of V2's aggregate liabilities in full redemption of the Voluntarily Departing Person's interest in V2.

       Pursuant to the Buy/Sell Agreement, upon the termination of employment with the Company of both Messrs. Klopp and Hatkoff, within any 30-day period, for any or no reason, whether voluntary or involuntary, including, without limitation, by reason of death or disability, CTILP shall have the right to purchase from V2 all of the Veqtor Common Units then held by V2 for cash at their Fair Market Value. If CTILP does not purchase the Veqtor Common Units pursuant to the foregoing, Veqtor shall distribute to V2 100% of its assets that V2 would be entitled to receive upon a liquidation of Veqtor in full redemption of 100% of the Veqtor Common Units then held by V2.

       Pursuant to the Buy/Sell Agreement, upon the termination of employment with the Company of either of Messrs. Klopp or Hatkoff for any or no reason, whether voluntary or involuntary, including, without limitation, by reason of his death or disability, following by more than 30 days the prior termination of employment with the Company of the other individual for any or no reason, whether voluntary or involuntary, including, without limitation, by reason of his death or disability, CTILP shall have the right to purchase from V2 all of the Veqtor Common Units then held by V2 for cash at their Fair Market Value. If CTILP does not purchase the Veqtor Common Units pursuant to the foregoing, Veqtor shall distribute to V2 100% of its assets that V2 would be entitled to receive upon a liquidation of Veqtor in full redemption of 100% of the Veqtor Common Units then held by V2.

       The Buy/Sell Agreement prohibits the transfer of Veqtor Common Units and interests in V2 except to permitted transferees as defined in the agreement or pursuant to right of first refusal provision contained in the agreement. The Buy/Sell Agreement contains provisions governing the management of Veqtor. Pursuant to such provisions, in the event that V2 and CTILP do not hold the same number of Veqtor Common Units, then, notwithstanding anything to the contrary in the operating agreement governing Veqtor (the "Veqtor Operating Agreement"), all matters to be determined by V2 and CTILP as the managing members of Veqtor shall be determined as between V2 and CTILP by an affirmative vote of a majority of the Veqtor Common Units then held by V2 and CTILP, and V2 and CTILP shall be bound to act on such matter as managing members in the manner determined by such vote. The agreement provides that no permitted transferee or other third party transferee shall be entitled to be appointed, or otherwise act as, a managing member of Veqtor.

       The Buy/Sell Agreement provides that notwithstanding anything to the contrary in the Veqtor Operating Agreement, as long as V2 and CTILP hold the same number of Veqtor Common Units, each shall be entitled to direct the nomination of an equal number of trustees/directors of the Company, and if Veqtor shall be entitled to nominate an odd number of trustees/directors, V2 and CTILP shall jointly select one of the trustee/director nominees. If V2 and CTILP do not hold the same number of Veqtor Common Units, then, notwithstanding anything to the contrary in the Veqtor Operating Agreement, V2 and CTILP each shall be entitled to direct the nomination of a number of trustees/directors equal to their relative percentage holdings of Veqtor Common Units multiplied by the total number of trustees/directors which Veqtor is then entitled to nominate (rounded to the nearest whole number).

ITEM       13. Certain Relationships and Related Transactions

Reimbursement Arrangement

       Pursuant to an expense reimbursement arrangement with EGI, the Company has agreed to reimburse EGI the costs for certain general administrative services to the Company, including, among others, certain legal, tax, shareholder relations and insurance acquisition services, which are provided by employees of EGI. The Company had charged to operations approximately $215,674 during the 1998 fiscal year.

Relationships with Battle Fowler LLP

       Martin L. Edelman, a director of the Company, is of counsel to Battle Fowler LLP, a New York City law firm that provides the Company with ongoing legal representation with respect to various matters and has represented the Company and certain affiliates thereof, including Victor Capital, in the past with respect to various legal matters. The Company expects to continue to engage Battle Fowler LLP to provide legal representation in the future.

Relationship with Rosenberg & Liebentritt, P.C.

       During   1998,   the  Company   retained  the  services  of  Rosenberg  &
Liebentritt, P.C., a law firm which performs legal services exclusively for entities in which Samuel Zell, chairman of the board of directors, has an interest.

Asset Management Agreements

       VP Metropolis Services, LLC, a wholly owned subsidiary of the Company ("VPM"), is a party to an asset management agreement (the "VPM Asset Management Agreement") with MVB Metropolis Properties, L.P. ("MVB") pursuant to which VPM has agreed to manage, service and administer certain real estate assets owned by MVB and its affiliates, initially including a New York City property consisting of 46 condominium units and a pool of 18 mortgages secured by properties located throughout the Unites States. John R. Klopp and Craig M. Hatkoff, both trustees of the Company, are each 25.05% owners of VP-LP, LLC, which owns a 1.0% interest in MVB. In addition, Mr. Klopp is a vice president of MVB Metropolis Corp., the general partner and a 1.0% owner of MVB. Pursuant to the VPM Asset Management Agreement, fees of $102,834 were paid to VPM and recognized as income by the Company during 1998.

       Victor Asset Management Partners, LLC, a wholly-owned subsidiary of the Company ("VAMP"), is a party to an asset management agreement (the "VAMP Asset Management Agreement I") with S.H. Mortgage Acquisition, LLC ("S.H. Mortgage Acquisition") pursuant to which VAMP has agreed to manage, service and administer certain real estate assets owned by S.H. Mortgage Acquisition and its affiliates, initially including 21 loans secured by various properties and other assets located in New Jersey. Messrs. Klopp and Hatkoff are managing members of VP-NJ, LLC, which owns a 1.0% interest in and is the managing member of S.H. Mortgage Acquisition. Pursuant to the VAMP Asset Management Agreement I, fees of $87,078 were paid to VAMP and recognized as income by the Company during 1998.

           VAMP is also a party to an asset management agreement (the "VAMP Asset Management Agreement II") with RE Acquisition, LLC ("RE Acquisition") pursuant to which VAMP has agreed to manage, service and administer certain real estate assets owned by RE Acquisition, initially including a pool of five mortgages and other rights relating to real properties located in New York and New Jersey. Messrs. Klopp and Hatkoff are managing members of VPC Partners, LLC, which owns a 0.7772% interest in RE Acquisition. In addition, Mr. Klopp is a manager of RE Acquisition. Pursuant to the VAMP Asset Management Agreement II, fees of $1,491,819 were paid to VAMP and recognized as income by the Company during 1998.

Trust Preferred Private Placement and Co-Investment Agreement

       On July 28, 1998, the Company privately placed $50,000,000 aggregate liquidation amount of the Trust Preferred Securities to each of EOP, VNO and Mellon Bank N.A., as trustee for General Motors Hourly-Rate Employes Pension Trust and General Motors Salaried Employes Pension Trust. The Trust Preferred Securities acquired by the foregoing trusts were subsequently transferred without consideration to State Street Bank and Trust Company, as trustee for General Motors Employes Global Group Pension Trust. In connection with the foregoing private placement transaction, the Company entered into a Co-Investment Agreement, dated as of July 28, 1998, with EOP, VNO and GMIMCo, as agent for and for the benefit of pension plans of General Motors Corporation and its affiliates, pursuant to which the Company, subject to certain terms and conditions, is obligated to extend to the other parties to such agreement the opportunity to co-invest in any loan or other investment for which the Company in its sole and absolute discretion seeks to obtain co-investors. Following the consummation of the foregoing private placement transaction, upon formal recommendation to the full board of directors, Steven Roth and Thomas E. Dobrowski, were appointed directors of the Company on August 13, 1998.

       The Company believes that the terms of the foregoing transactions are no less favorable than could be obtained by the Company from unrelated parties or an arms-length basis.


                                     PART IV

ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(3)     Exhibits.


    Exhibit
    Number
-----------------
     21.1                 Subsidiaries of Capital Trust, Inc.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 1999                            /s/ John R. Klopp
--------------                            -----------------
Date                                      John R. Klopp
                                          Vice Chairman, Chief Executive Officer
                                          and President