Form 10-Q
period 1999-03-31
CAPITAL TRUST INC
filed 1999-05-14
CIK 1061630

As filed with the Securities and Exchange Commission on May 14, 1999

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999
                               --------------

                                       OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number 1-14788
                       -------

                               Capital Trust, Inc.
                               -------------------
             (Exact name of registrant as specified in its charter)

              Maryland                                           94-6181186
              --------                                           ----------
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                            Identification No.)

605 Third Avenue, 26th Floor, New York, NY                         10016
 ------------------------------------------                      ----------
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:             (212) 655-0220
                                                                --------------

Securities registered pursuant to Section 12(b) of the Act:


                                                       Name of Each Exchange
              Title of Each Class                       on Which Registered
              -------------------                       ---------------------
            Class A Common Stock,                       New York Stock Exchange
   $0.01 par value ("Class A Common Stock")


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes[ X ]    No[   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

           The number of outstanding shares of the Registrant's Class A Common stock as of May 13, 1999 was 18,352,983.

EXPLANATORY NOTE
----------------

           Capital Trust, Inc., a Maryland corporation (the "Company"), is the successor to Capital Trust, a California business trust (the "Predecessor"), following consummation of the reorganization on January 28, 1999 whereby the Predecessor ultimately merged with and into the Company. Unless the context otherwise requires, references to the business, assets, liabilities, capital structure, operations and affairs of the Company include those of the Predecessor prior to the reorganization.

                               CAPITAL TRUST, INC.
                                      INDEX

Part I.  Financial Information

    Item 1:        Financial Statements                                  1

             Consolidated Balance Sheets - March 31, 1999
               (unaudited) and December 31, 1998 (audited)               1

             Consolidated Statements of Income - Three Months
               Ended March 31, 1999 and 1998 (unaudited)                 2

             Consolidated  Statements of Changes in Stockholders' Equity - Three
               Months Ended March 31, 1999 and 1998 (unaudited) 3

             Consolidated Statements of Cash Flows - Three Months
               Ended March 31, 1999 and 1998 (unaudited)                 4

             Notes to Consolidated Financial Statements (unaudited)      5

    Item 2:        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   12

    Item 3:        Quantitative and Qualitative Disclosures about
                   Market Risk                                           18


Part II.        Other Information

    Item 1:        Legal Proceedings                                     20

    Item 2:        Changes in Securities                                 20

    Item 3:        Defaults Upon Senior Securities                       20

    Item 4:        Submission of Matters to a Vote of Security Holders   20

    Item 5:        Other Information                                     21

    Item 6:        Exhibits and Reports on Form 8-K                      22

    Signatures                                                           23

                      Capital Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      March 31, 1999 and December 31, 1998
                                 (in thousands)


                                                                                                       March 31,
                                                                                                          1999
                                                                                               -----------------------
                                                 Assets                                               (Unaudited)

   Cash and cash equivalents                                                                             $ 24,837
   Other available-for-sale securities, at fair value                                                       2,814
   Commercial mortgage-backed securities, available-for-sale and recorded at fair value                   222,051
   Certificated mezzanine investments available-for-sale, at fair value                                    45,333
   Loans receivable, net of $4,582 and $4,017 reserve for possible credit losses at March 31,
     1999 and December 31, 1998, respectively                                                             497,839
   Excess of purchase price over net tangible assets acquired, net                                            303
   Deposits and other receivables                                                                             336
   Accrued interest receivable                                                                              8,136
   Deferred income taxes                                                                                    3,321
   Prepaid and other assets                                                                                 7,718
                                                                                               =======================
Total assets                                                                                             $812,688
                                                                                               =======================

                              Liabilities and Stockholders' Equity

Liabilities:
   Accounts payable and accrued expenses                                                                 $  9,635
   Notes payable                                                                                            3,820
   Credit facilities                                                                                      313,651
   Term redeemable securities contract                                                                    127,135
   Repurchase obligations                                                                                  51,945
   Deferred origination fees and other revenue                                                              3,646
                                                                                               -----------------------
Total liabilities                                                                                         509,832
                                                                                               -----------------------

Company-obligated,  mandatorily redeemable,  convertible preferred securities of
   CT Convertible Trust I, holding solely 8.25% junior  subordinated  debentures of Capital Trust, Inc.
   ("Convertible Trust Preferred Securities")
                                                                                                          145,744
                                                                                               -----------------------

Stockholders' equity:
   Class A Convertible Preferred Stock, $0.01 par value, $0.26 cumulative annual dividend, 100,000 shares authorized, 12,268 shares issued and outstanding
     (liquidation preference of $33,000)                                                                      123
   Class A Common Stock, $0.01 par value, 100,000 shares authorized, 18,159 shares issued and
     outstanding                                                                                              182
   Restricted Class A Common Stock, $0.01 par value, 144 and 55 shares issued and outstanding
     at March 31, 1999 and December 31, 1998, respectively                                                      1
   Additional paid-in capital                                                                             189,578
   Unearned compensation                                                                                     (817)
   Accumulated other comprehensive income                                                                    (395)
   Accumulated deficit                                                                                    (31,560)
                                                                                               -----------------------
Total stockholders' equity                                                                                157,112
                                                                                               -----------------------

Total liabilities and stockholders' equity                                                               $812,688
                                                                                               =======================

See accompanying notes to unaudited consolidated financial statements.


                                                                                                      December 31,
                                                                                                          1998
                                                                                               ------------------------
                                                 Assets                                                 (Audited)

   Cash and cash equivalents                                                                              $46,623
   Other available-for-sale securities, at fair value                                                       3,355
   Commercial mortgage-backed securities, available-for-sale and recorded at fair value                    31,650
   Certificated mezzanine investments available-for-sale, at fair value                                    45,480
   Loans receivable, net of $4,582 and $4,017 reserve for possible credit losses at March 31,
     1999 and December 31, 1998, respectively                                                             620,858
   Excess of purchase price over net tangible assets acquired, net                                            308
   Deposits and other receivables                                                                             401
   Accrued interest receivable                                                                              8,041
   Deferred income taxes                                                                                    3,029
   Prepaid and other assets                                                                                 6,693
                                                                                               ========================
Total assets                                                                                             $766,438
                                                                                               ========================

                              Liabilities and Stockholders' Equity

Liabilities:
   Accounts payable and accrued expenses                                                                 $ 12,356
   Notes payable                                                                                            4,247
   Credit facilities                                                                                      371,754
   Term redeemable securities contract                                                                        -
   Repurchase obligations                                                                                  79,402
   Deferred origination fees and other revenue                                                              4,448
                                                                                               ------------------------
Total liabilities                                                                                         472,207
                                                                                               ------------------------

Company-obligated,  mandatorily redeemable,  convertible preferred securities of
   CT Convertible Trust I, holding solely 8.25% junior  subordinated  debentures of Capital Trust, Inc.
   ("Convertible Trust Preferred Securities")
                                                                                                          145,544
                                                                                               ------------------------

Stockholders' equity:
   Class A Convertible Preferred Stock, $0.01 par value, $0.26 cumulative annual dividend,  100,000 shares authorized,  12,268 shares issued and outstanding
     (liquidation preference of $33,000)                                                                      123
   Class A Common Stock, $0.01 par value, 100,000 shares authorized, 18,159 shares issued and
     outstanding                                                                                              182
   Restricted Class A Common Stock, $0.01 par value, 144 and 55 shares issued and outstanding
     at March 31, 1999 and December 31, 1998, respectively                                                      1
   Additional paid-in capital                                                                             188,816
   Unearned compensation                                                                                     (418)
   Accumulated other comprehensive income                                                                   4,665)
   Accumulated deficit                                                                                    (35,352)
                                                                                               ------------------------
Total stockholders' equity                                                                                148,687
                                                                                               ------------------------

Total liabilities and stockholders' equity                                                               $766,438
                                                                                               ========================

See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                        Consolidated Statements of Income
                   Three Months Ended March 31, 1999 and 1998
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                    1999                      1998
                                                                            ---------------------     ---------------------

Income from loans and other investments:
   Interest and related income                                                 $       22,152          $       7,977
   Less:  Interest and related expenses                                                 8,618                  3,081
                                                                            -------------------       ----------------
      Income from loans and other investments, net                                     13,534                  4,896
                                                                            -------------------       ----------------

Other revenues:
   Advisory and investment banking fees                                                 3,093                  2,860
   Other interest income                                                                  620                    370
                                                                            -------------------       ----------------
      Total other revenues                                                              3,713                  3,230
                                                                            -------------------       ----------------

 Other expenses:
   General and administrative                                                           5,255                  3,241
   Other interest expense                                                                  91                    106
   Depreciation and amortization                                                           87                     46
   Provision for possible credit losses                                                 1,079                    480
                                                                            -------------------       ----------------
      Total other expenses                                                              6,512                  3,873
                                                                            -------------------       ----------------

   Income before income taxes and distributions and amortization on
      Convertible Trust Preferred Securities
                                                                                       10,735                  4,253
Provision for income taxes                                                              5,202                  1,580
                                                                            -------------------       ----------------
   Income before distributions and amortization on Convertible Trust
      Preferred Securities                                                              5,533                  2,673
   Distributions and amortization on Convertible Trust Preferred
      Securities, net of income tax benefit of $1,554
                                                                                        1,741                   -
                                                                            -------------------       ----------------
   Net income                                                                 $         3,792         $        2,673
Less:  Class A Preferred Share dividend requirement                                      (784)                  (784)
                                                                            -------------------       ----------------
   Net income allocable to Class A Common Shares                              $         3,008         $        1,889
                                                                            ===================       ================

Per share information:
   Net earnings per share of Class A Common Stock
      Basic                                                                   $          0.16         $         0.10
                                                                            ===================       ================
      Diluted                                                                 $          0.12         $         0.09
                                                                            ===================       ================
   Weighted average shares of Class A Common Stock outstanding
      Basic                                                                        18,317,103             18,207,900
                                                                            ===================       ================
      Diluted                                                                      30,884,761             30,736,405
                                                                            ===================       ================

See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
               For the Three Months Ended March 31, 1999 and 1998
                           (in thousands) (unaudited)

                                                                                              Restricted Accumulated
                                                                           Class A     Class A        Class A      Additional
                                                  Comprehensive           Preferred    Common         Common         Paid-In
                                                      Income                Stock       Stock          Stock         Capital
                                                -------------------     -------------- -------------- -------------- --------------

Three months ended March 31, 1998
----------------------------------------
Balance at December 31, 1997                      $         -             $   123       $  182           $  -       $188,257
Net income                                                 2,673                -             -             -              -
6
Change in unrealized gain on
  available-for-sale securities                             (118)               -             -             -              -
Issuance of restricted
  Class A Common Stock                                      -                   -             -             1            724
Restricted Class A Common Stock earned
                                                            -                   -             -             -              -
                                                ===================     ============== ============== ============== ==============
Balance at March 31, 1998                         $        2,555          $   123       $   182          $  1        $188,981
                                                ===================     ============== ============== ============== ==============


Three months ended March 31, 1999
----------------------------------------
Balance at December 31, 1998                      $         -             $   123       $   182          $  1        $188,816
Net income                                                 3,792                -             -             -               -
Change in unrealized loss on
  available-for-sale securities                            4,270                -             -             -               -
Cancellation of previously issued restricted
  Class A Common Stock                                      -                   -             -            (1)           (149)
Issuance of  Class A Common Stock unit
  awards                                                    -                   -             -             -             312
Issuance of restricted
  Class A Common Stock                                      -                   -             -             1             599
Restricted Class A Common Stock earned
                                                            -                   -             -             -               -
                                                ===================     ============== ============== ============== ==============
Balance at March 31, 1999                         $        8,062          $   123       $   182          $  1        $189,578
                                                ===================     ============== ============== ============== ==============

     See accompanying notes to unaudited consolidated financial statements.


                                                                         Other
                                                    Unearned         Comprehensive       Accumulated
                                                  Compensation          Income             Deficit           Total
                                                ----------------- -------------------- ----------------- --------------

Three months ended March 31, 1998
----------------------------------------
Balance at December 31, 1997                      $        -        $          387      $   (45,660)     $   143,289
Net income                                                 -                    -             2,673            2,673
Change in unrealized gain on
  available-for-sale securities                            -                  (118)            -                (118)
Issuance of restricted
  Class A Common Stock                                   (725)                  -              -                  -
Restricted Class A Common Stock earned
                                                           32                   -              -                  32
                                                ================= ==================== ================= ==============
Balance at March 31, 1998                         $      (693)      $          269      $   (42,987)     $   145,876
                                                ================= ==================== ================= ==============


Three months ended March 31, 1999
----------------------------------------
Balance at December 31, 1998                      $      (418)      $       (4,665)     $   (35,352)     $   148,687
Net income                                                 -                    -             3,792            3,792
Change in unrealized loss on
  available-for-sale securities                            -                 4,270             -               4,270
Cancellation of previously issued restricted
  Class A Common Stock                                    104                   -              -                 (46)
Issuance of  Class A Common Stock unit
  awards                                                   -                    -              -                 312
Issuance of restricted
  Class A Common Stock                                   (600)                  -              -                  -
Restricted Class A Common Stock earned
                                                           97                   -              -                  97
                                                ================= ==================== ================= ==============
Balance at March 31, 1999                         $      (817)      $         (395)     $   (31,560)     $   157,112
                                                ================= ==================== ================= ==============

     See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 1999 and 1998
                           (in thousands) (unaudited)

                                                                                              1999                    1998
                                                                                        -----------------    --------------------
Cash flows from operating activities:
   Net income                                                                              $     3,792             $     2,673
   Adjustments to reconcile net income to net cash provided by operating activities:
        Deferred income taxes                                                                     (292)                     -
        Provision for credit losses                                                              1,079                     480
        Depreciation and amortization                                                               87                      46
        Restricted Class A Common Stock earned                                                      97                      32
        Net amortization of premiums and accretion of discounts on loans and investments            54                      -
        Accretion of discounts on term redeemable securities contract                              250                      -
        Net accretion of discounts and fees on Convertible Trust Preferred Securities              200                      -
        Expenses reversed on cancellation of restricted stock previously issued                    (46)                     -
   Changes in assets and liabilities:
        Deposits and other receivables                                                              65                  (3,540)
        Accrued interest receivable                                                                (95)                 (2,600)
        Prepaid and other assets                                                                (1,058)                   (895)
        Deferred  origination fees and other revenue                                              (802)                  1,730
        Accounts payable and accrued expenses                                                   (2,409)                   (620)
                                                                                          ---------------    --------------------
   Net cash provided by (used in) operating activities                                             922                  (2,694)
                                                                                          ---------------    --------------------

Cash flows from investing activities:
        Purchases of commercial mortgage-backed securities                                    (185,947)                (28,959)
        Principal collections on commercial mortgage-backed securities                          -                       10,963
        Principal collections on certificated mezzanine investments                                147                     159
        Origination and purchase of loans receivable                                            (2,975)               (148,153)
        Principal collections and proceeds from sale of loans receivable                       124,689                     248
        Purchases of equipment and leasehold improvements                                          (49)                   (126)
        Principal collections and proceeds from sales of available-for-sale
           securities                                                                              529                   2,253
                                                                                          ---------------    --------------------
   Net cash used in investing activities                                                       (63,606)               (163,615)
                                                                                          ---------------    --------------------

Cash flows from financing activities:
        Proceeds from repurchase obligations                                                        24                  26,612
        Repayment of repurchase obligations                                                    (27,481)                (10,840)
        Proceeds from credit facilities                                                         26,957                 148,714
        Repayment of credit facilities                                                         (85,060)                (39,864)
        Proceeds from notes payable                                                                 78                      -
        Repayment of notes payable                                                                (505)                   (506)
        Net proceeds from issuance of term redeemable
           securities contract                                                                 126,885                      -
                                                                                          ---------------    --------------------
   Net cash provided by financing activities                                                    40,898                 124,116
                                                                                          ---------------    --------------------

Net decrease in cash and cash equivalents                                                      (21,786)                (42,193)
Cash and cash equivalents at beginning of year                                                  46,623                  49,268
                                                                                          ---------------    --------------------
Cash and cash equivalents at end of period                                                 $    24,837             $     7,075
                                                                                          ===============    ====================

See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 1999
                                   (unaudited)


1.         Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the Annual Report on Form 10-K of Capital Trust, Inc. and Subsidiaries (collectively, the "Company") for the fiscal year ended December 31, 1998. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1999.

The accompanying unaudited consolidated interim financial statements of the Company include the accounts of the Company, VIC, Inc., which holds Victor Capital and its wholly-owned subsidiaries, Natrest Funding I, Inc. (a single purpose entity holding one Mortgage Loan), CT Convertible Trust I (a statutory trust which issued the Convertible Trust Preferred Securities) and CT-BB Funding Corp. (a single purpose entity holding fifteen CMBS). All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles. Certain prior period amounts have been reclassified to conform to current period classifications.

2.         Use of Estimates


The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

3.         Earnings Per Share of Class A Common Stock

Earnings per share of Class A Common Stock is presented based on the requirements of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). Basic EPS is computed based on the income applicable to Class A Common Stock (which is net income reduced by the dividends on the Class A Preferred Stock) divided by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted EPS is based on the net earnings applicable to Class A Common Stock plus dividends on the Class A Preferred Stock, divided by the weighted average number of shares of Class A Common Stock and potentially dilutive shares of Class A Common Stock that were outstanding during the period. At March 31, 1999, potentially dilutive shares of Class A Common Stock include the convertible Class A Preferred Stock and dilutive Class A Common Stock unit awards. At March 31, 1997, potentially dilutive shares of Class A Common Stock include the convertible Class A Preferred Stock and dilutive Class A Common Stock options. The options outstanding during the period ended March 31, 1999 are not dilutive.

4.         Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on the Company's outstanding debt during the three months ended March 31, 1999 and 1998 was $9,020,000 and $2,260,000, respectively. Income taxes paid by the Company during the three months ended March 31, 1999 and 1998 was $3,422,000 and $143,000, respectively.

5.         Commercial Mortgage-Backed Securities ("CMBS")

On March 3, 1999, the Company, through its newly formed wholly-owned subsidiary, CT-BB Funding Corp., acquired a portfolio of fixed-rate "BB" rated CMBS (the "BB CMBS Portfolio") from an affiliate of the Company's credit provider under the First Credit Facility (as hereinafter defined). The portfolio, which is comprised of 11 separate issues with an aggregate face amount of $246.0 million, was purchased for $196.9 million. In connection with the transaction, an affiliate of the seller provided three-year term financing for 70% of the purchase price at a floating rate above the London Interbank Offered Rate ("LIBOR") and entered into an interest rate swap with the Company for the full duration of the BB CMBS Portfolio securities thereby providing a hedge for interest rate risk. The financing was provided at a rate which was below the current market for similar financing and, as such, the carrying amount of the assets and the debt were reduced by $10.9 million to adjust the yield on the debt to current market terms. The BB CMBS Portfolio securities bear interest at fixed rates that average 7.74% on the face amount and mature at various dates from March 2005 to December 2014. After giving effect to the discounted purchase price and the adjustment of the carrying amount of the assets to bring the debt to current market terms, the weighted average interest rate in effect at March 31, 1999 is 11.23%.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


6.         Loans receivable

At March 31, 1999 and December 31, 1998, the Company's loans receivable consisted of the following (in thousands):

                                                 March 31,       December 31,
                                                   1999              1998
                                             ---------------- -----------------
 (1)  Mortgage Loans                          $   243,188       $   305,578
 (2)  Mezzanine Loans                             257,225           317,278
 (3)  Other mortgage loans receivable               2,008             2,019
                                             ---------------- -----------------
                                                  502,421           624,875
 Less:  reserve for possible credit losses         (4,582)           (4,017)
                                             ================ =================
 Total loans                                  $   497,839       $   620,858
                                             ================ =================

At March 31, 1999, the weighted average interest rate in effect, after giving effect to interest rate swaps and including amortization of fees and premiums, for the Company's loans receivable was as follows:

   (1)  Mortgage Loans                                  10.28%
   (2)  Mezzanine Loans                                 11.21%
   (3)  Other mortgage loans receivable                  8.40%
             Total Loans                                10.75%

At March 31, 1999, $346,582,000 (69%) of the aforementioned loans bear interest at floating rates ranging from LIBOR plus 320 basis points to LIBOR plus 700 basis points. The remaining $155,839,000 (31%) of loans were financed at fixed rates ranging from 8.50% to 12.50%.

During the quarter ended March 31, 1999, the Company provided $3.0 million of additional fundings on four existing loans. The Company had unfunded commitments on such assets totaling $28.0 million at March 31, 1999.

At March 31, 1999, the Company has letters of intent outstanding for various other lending transactions, which were subject to satisfaction of certain conditions.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

7.         Long-Term Debt

Credit Facilities

At December 31, 1998, the Company was party to a credit agreement with a commercial lender that provided for a three-year $355 million line of credit (the "First Credit Facility"). Effective February 26, 1999, pursuant to an amended and restated credit agreement, the Company extended the expiration of such credit facility from December 2001 to February 2002 with an automatic one-year amortizing extension option, if not otherwise extended.

At December 31, 1998, the Company was party to an additional credit agreement with another commercial lender that provided for a $300 million line of credit scheduled to expire in December 1999 (the "Second Credit Facility" together with the First Credit Facility, the "Credit Facilities"). Effective March 30, 1999, pursuant to an amended and restated credit agreement, the Company extended the expiration of such credit facility from December 1999 to June 2000 with an automatic nine-month amortizing extension option, if not otherwise extended.

Term Redeemable Securities Contract

In connection with the purchase of the BB CMBS Portfolio described in Note 5, an affiliate of the seller provided financing for 70% of the purchase price, or $137.8 million, at a floating rate of LIBOR plus 50 basis points pursuant to a term redeemable securities contract. This rate was below the market rate for similar financing, and, as such, a discount on the term redeemable securities contract was recorded to reduce the carrying amount by $10.9 million, which had the effect of adjusting the yield to current market terms. The debt has a three-year term that expires in February 2002.

An affiliate of the seller also entered into an interest rate swap with the Company for the full duration of the BB CMBS Portfolio securities thereby providing a hedge for interest rate risk. The nominal values of the swaps were tied to the amount of debt for the term of the debt and then to the assets for the remaining terms of the assets. The market value of the swap at March 31, 1999 was $715,000.

By entering into the interest rate swap, the Company has effectively converted the term redeemable securities contract to a fixed interest rate of 6.55%. After adjusting the carrying amount and yield to current market terms, the term redeemable securities contract bears interest at a fixed interest rate of 9.55%.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


8.         Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes for the three months ended March 31, 1999 and 1998 is comprised as follows (in thousands):

                                          1999               1998
                                    ---------------   ---------------
Current
   Federal                            $  3,270          $    787
   State                                 1,168               417
   Local                                 1,055               376
Deferred
   Federal                                (176)               -
   State                                   (60)               -
   Local                                   (55)               -
                                    ---------------   -------------=
Provision for income taxes            $  5,202          $  1,580
                                    ===============   ==============

The Company has federal net operating loss carryforwards ("NOLs") as of March 31, 1999 of approximately $12.6 million. Such NOLs expire through 2012. The Company also has a federal capital loss carryover of approximately $1.6 million that can be used to offset future capital gains. Due to CalREIT Investors Limited Partnership's ("CRIL") purchase of 6,959,593 Common Shares from the Company's former parent in January 1997 and another prior ownership change, a substantial portion of the NOLs are limited for federal income tax purposes to approximately $1.4 million annually. Any unused portion of such annual limitation can be carried forward to future periods.

The reconciliation of income tax computed at the U.S. federal statutory tax rate (35%) to the effective income tax rate for the three months ended March 31, 1999 and 1998 are as follows (in thousands):


                                                                    1999                            1998
                                                       ------------------------------- --------------------------------
                                                             $               %                $               %
                                                       --------------- --------------- ---------------- ---------------

 Federal income tax at statutory rate                    $    3,757         35.0%        $    1,489          35.0%
 State and local taxes, net of federal tax
    benefit                                                   1,370         12.8%               523          12.3%
 Utilization of net operating loss carryforwards               (122)        (1.1)%             (425)        (10.0)%
 Compensation in excess of deductible limits                    190          1.7%              -                -  %
 Other                                                            7          0.1%                (7)         (0.1)%
                                                       --------------- --------------- ---------------- ----------------
                                                         $    5,202         48.5%        $    1,580          37.2%
                                                       =============== =============== ================ ================

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes.

The components of the net deferred tax assets as of March 31, 1999 and December 31, 1998 are as follows (in thousands):

                                                             March 31,                   December 31,
                                                                1999                         1998
                                                        ----------------------     --------------------

   Net operating loss carryforward                           $      4,437               $     4,559
   Reserves  on other  assets and for  possible
         credit losses                                              4,887                     4,621
   Other                                                              146                       119
                                                        ----------------------     --------------------
   Deferred tax assets                                              9,470                     9,299
   Valuation allowance                                             (6,149)                   (6,270)
                                                        ----------------------     --------------------
                                                             $      3,321               $     3,029
                                                        ======================     ====================

The Company recorded a valuation allowance to reserve a portion of its net deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, this valuation allowance will be adjusted in future years, as appropriate. However, the timing and extent of such future adjustments can not presently be determined.

9.         Employee Benefit Plans

1997 Long-Term Incentive Stock Plan

During the three months ended March 30, 1998, the Company issued an aggregate of 352,000 options to acquire shares of Class A Common Stock with an exercise price of $6.00 per share (a price higher than the fair value market value based on reported trading prices on the dates of the grant).

The Company also issued 104,167 restricted shares of Class A Common Stock which vest one third on each of the following dates: January 30, 2000, January 30, 2001 and January 30, 2002. The Company also reserved for issuance 52,083 performance based restricted shares of Class A Common Stock which will be issued upon the achievement of stock price performance goals and thereafter will vest over specified vesting periods.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


The following table summarizes the option activity under the incentive stock plan for the quarter ended March 31, 1999:


                                                                                           Weighted
                                                                                            Average
                                              Options              Exercise Price       Exercise Price
                                            Outstanding               per Share            per Share
                                        ---------------------   -------------------    ----------------

   Outstanding at January 1, 1999            1,269,084            $6.00 - $11.38          $   8.46
      Granted in 1999                          352,000                 $6.00                  6.00
      Exercised in 1999                        -                         -                      -
      Canceled in 1999                        (173,334)           $6.00 - $11.38              9.11
                                        -----------------                              ----------------
   Outstanding at March 31, 1999             1,447,750            $6.00 - $10.00          $   7.85
                                        =================                              ================


At March 31, 1999, 413,658 of the options are exercisable. At March 31, 1999, the outstanding options have various remaining contractual exercise periods ranging from 8.25 to 9.83 years with a weighted average life of 8.94 years.

10.        Segment Reporting

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information (SFAS No.
131). SFAS No. 131 is based on reporting information the way that management organizes its segments within the Company for making operating decisions and assessing performance.

During the first quarter of 1999, the Company reorganized the structure of its internal organization by merging its Lending/Investment and Advisory segments and thereby no longer managing its operations as separate segments. Previously, the Company operated as two segments: Lending/Investment and Advisory. Restatement of prior periods is not presented as the Company did not apply SFAS No. 131 to interim financial statements in the initial year of its application.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations

           The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Historical results set forth are not necessarily indicative of the future financial position and results of operations of the Company.

Overview of Financial Condition
-------------------------------

           During the first quarter of 1999, the Company, through its newly formed wholly owned subsidiary, CT-BB Funding Corp., acquired a portfolio (the "BB CMBS Portfolio") of "BB" rated commercial mortgage-backed securities ("CMBS") from an affiliate of the Company's credit provider under the First Credit Facility (as hereinafter defined). The portfolio, which is comprised of 11 separate issues with an aggregate face amount of $246.0 million, was purchased for $196.9 million. In connection with the transaction, an affiliate of the seller provided three-year term financing for 70% of the purchase price at a floating rate above the London Interbank Offered Rate ("LIBOR") and entered into an interest rate swap with the Company for the full duration of the BB CMBS Portfolio thereby providing a hedge for interest rate risk. The financing was provided at a rate which was below the current market for similar financing and, as such, the carrying amounts of the assets and the debt were reduced by $10.9 million which had the effect of adjusting the yield on the debt to current market terms. These securities bear interest at various fixed rates, which, when including the amortization of the discount, average 11.23%.

           Since December 31, 1998, the Company funded $3.0 million of commitments under four existing loans. The Company received full satisfaction of four loans totaling $114.6 million and recorded a write-down of one loan asset by $500,000 and subsequently sold it for $9.5 million during the quarter. At March 31, 1999, the Company had outstanding loans, certificated mezzanine investments and investments in commercial mortgage-backed securities totaling approximately $770 million and additional commitments for fundings on outstanding loans and certificated mezzanine investments of approximately $36.6 million.

           In connection with the sale of a loan described above, one of the repurchase obligations outstanding at December 31, 1998 for $7.5 million was satisfied. Another repurchase obligation outstanding at December 31, 1998 for $19.3 million was satisfied by transferring the liability to the Second Credit Facility (as hereinafter defined). At March 31, 1999, the Company was party to five repurchase obligations relating to assets sold by the Company with an aggregate carrying amount of $71.0 million, which approximates the assets' market value, and has a liability to repurchase these assets for $51.9 million. The average interest rate in effect for all repurchase obligations at March 31, 1999 is 6.36%.

           At December 31, 1998, the Company was a party to a credit agreement with a commercial lender that provided for a three-year $355 million line of credit (the "First Credit Facility"). Concurrent with the BB CMBS Portfolio transaction, the First Credit Facility's maturity was extended to February 28, 2002 with an automatic one-year amortizing extension option, if not otherwise extended.

           At December 31, 1998, the Company was a party to a credit agreement with another commercial lender that provided for a $300 million line of credit (the "Second Credit Facility" and together with the First Credit Facility, the "Credit Facilities"). During the first quarter of 1999, the Company extended the expiration date of its Second Credit Facility from December 1999 to June 2000 with an automatic nine-month amortizing extension option, if not otherwise extended.

           At March 31, 1999, the Company had $313.7 million outstanding under the Credit Facilities. The decrease in the amount outstanding under the Credit Facilities from the amount outstanding at December 31, 1998 was due to the significant loan repayments received, offset by the cash utilized in the BB CMBS Portfolio purchase and cash utilized to satisfy the repurchase obligation which matured.

           As of March 31, 1999, certain of the Company's loans and other investments have been hedged so that the assets and the corresponding liabilities were matched at floating rates over LIBOR and certain of the Company's liabilities have been hedged so that the liabilities and the corresponding CMBS were matched at fixed rates. During the quarter ended March 31, 1999, the Company terminated two swaps and partially terminated a third swap in connection with the payoff of a loan and the sale of a loan resulting in a payment of $323,000. The Company has entered into interest rate swap agreements for notional amounts totaling approximately $238.4 million at March 31, 1999 with financial institution counterparties whereby the Company swapped fixed-rate instruments, with average interest rates of approximately 6.01%, for floating rate instruments with interest rates at LIBOR. The agreements mature at varying times from September 2001 to July 2014.

Comparison of the Three Months Ended March 31, 1999 to the
----------------------------------------------------------
     Three  Months Ended March 31, 1998
     ----------------------------------

           The Company reported net income allocable to shares of Class A Common Stock of $3,008,000 for the three months ended March 31, 1999, an increase of $1,119,000 from the net income allocable to shares of Class A Common Stock of $1,889,000 for the three months ended March 31, 1998. This increase was primarily the result of the increased revenues generated from the loan and other investment portfolio which has more than doubled from the level a year earlier.

           Income from loans and other investments, net, amounted to $13,534,000 for the three months ended March 31, 1999, an increase of $8,638,000 over the $4,896,000 amount for the three months ended March 31, 1998. This increase was primarily due to the increase in the amount of average interest earning assets from approximately $290.6 million earning 11.1% for the three months ended March 31, 1998 to approximately $665.0 million earning 13.5% for the three months ended March 31, 1999. This increase in the interest rate earned in 1999 over that earned in 1998 was mainly due to additional interest and fees which were recognized upon the early termination of three loans by the borrowers that resulted in an additional $3.6 million of interest income. Without this additional interest income, the earning rate for 1999 would have been 11.3% which is consistent with the earning rate for the prior year. The increase in revenues was partially offset by an increase in the amount of average interest bearing liabilities from approximately $163.9 million at an average rate of 7.6% for the three months ended

March 31, 1998 to approximately $430.8 million at an average rate of 8.1% for the three months ended March 31, 1999.

           In addition, the Company also utilized $150.0 million of Convertible Trust Preferred Securities which it issued on July 28, 1998 to finance its interest earning assets. During the first quarter of 1999, the Company recognized $1,741,000 of net expenses related to these securities. This amount consisted of distributions to the holders totaling $3,094,000 and amortization of discount and origination costs totaling $201,000. This was partially offset by a tax benefit of $1,554,000.

           During the three months ended March 31, 1999, other revenues totaled $3,713,000, an increase of $483,000 over the same three month period in 1998. The increase for the three months ended March 31, 1999 was due to an additional of $233,000 of advisory and investment banking fees generated by Victor Capital Group, L.P. and its related subsidiaries over the amount of such fees generated in the prior year and a $250,000 increase in other interest income. The increase in other interest income was due to the Company maintaining a higher level of liquidity during the first quarter of 1999.

           Other expenses increased from $3,873,000 for the three months ended March 31, 1998 to $6,512,000 for three months ended March 31, 1999. The increase was primarily due to the additional general and administrative expenses necessary for the full-scale operations as a specialty finance company, the largest components of such expenses are employee salaries and related costs and the provision for possible credit losses. During March 1999, to reduce general and administrative expenses to a level in line with budgeted business activity, the Company reduced its workforce by approximately 30% and recorded a restructuring charge of $650,000. During the period ended March 31, 1999, the Company had an average of 45 full time employees as compared to average of 32 during the period ended March 31, 1998. The Company had 30 full time employees at March 31, 1999. The increase in the provision for possible credit losses from $480,000 for the three months ended March 31, 1998 to $1,079,000 for the three months ended March 31, 1999 was due to the increase in average earning assets as previously described.

           For the three months ended March 31, 1999 and 1998, the Company accrued $5,202,000 and $1,580,000, respectively, of income tax expense for federal, state and local income taxes. The increase (from 37.2% to 48.5%) in the effective tax rate was primarily due to a decrease in the net operating loss carryforward available to offset taxable income. For the three months ended March 31, 1998, net operating loss carryforwards reduced the effective tax rate by 10.0% due to significant losses generated in 1997 which were not limited for utilization in 1998. For the three months ended March 31, 1999, the reduction was only 1.1% as all of the losses generated in 1997 were utilized in 1998.

           The preferred stock dividend and dividend requirement arose in 1997 as a result of the Company's issuance of $33 million of shares of Class A Preferred Stock on July 15, 1997. Dividends accrue on these shares at a rate of 9.5% per annum on a per share price of $2.69 for the 12,267,658 shares outstanding.

Liquidity and Capital Resources
-------------------------------

           At March 31, 1999, the Company had $24,837,000 in cash. The primary sources of liquidity for the Company for the remainder of 1999, which the Company believes will adequately meet future operating liquidity and capital resource requirements, will be cash on hand, cash generated from operations, interest and principal payments received on its investments, loans and securities and additional borrowings under the Company's Credit Facilities. The primary demands on the Company's capital resources will be the funding required for the origination or acquisition of loans and other investments as the Company continues to expand its specialty finance operations and the growth of its portfolio of loans and other investments.

           The Company experienced a net decrease in cash of $21,786,000 for the three months ended March 31, 1999, compared to the net decrease of $42,193,000 for the three months ended March 31, 1998. The use of cash in the first quarter of 1999 was primarily due to the purchase of the BB CMBS Portfolio (net of the proceeds from the term redeemable securities contract) while the use of cash in the first quarter of 1998 was due to the utilization of the proceeds of the Class A Common Stock offering completed in the fourth quarter of 1997 in making loans and other investments offset by additional borrowings. Cash provided by operating activities during the three months ended March 31, 1999 increased by $3,616,000 to $922,000, from cash used in operating activities of $2,694,000 during the same period of 1998. For the three months ended March 31, 1999, cash used in investing activities was $63,606,000, a decrease of $100,009,000 from $163,615,000 used during the same period in 1998 primarily as a result of the significant repayments received on loans and other investments since December 31, 1998. The decrease in cash provided by financing activities, which decreased $83,218,000 to $40,898,000 from $124,116,000, was due primarily to significant repayments of borrowings under the Credit Facilities.

           At March 31, 1999, the Company has two outstanding notes payable totaling $3,820,000, outstanding borrowings under the Credit Facilities of $313,651,000, outstanding borrowings on the term redeemable securities contract of $127,135,000 and outstanding repurchase obligations of $51,945,000. At March 31, 1999, the Company had $341,349,000 of borrowing capacity available under the Credit Facilities.

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

           The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has completed all phases of the plan for its in-house systems that could be significantly affected by the Year 2000 Issue. In addition, the Company will continue to gather information about the Year 2000 compliance status of its significant service providers to monitor their compliance.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

           The Company believes it is 100% Year 2000 compliant with its in-house IT systems (both software and hardware). The testing phase of the project was completed during the quarter ended March 31, 1999.

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

           The Company has queried its significant service providers that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that any external agents used by the Company will be Year 2000 compliant. The inability of external agents to complete their Year 2000 Issue resolution process in a timely manner could materially impact the Company. The effect of non-compliance by external agents is not determinable.

Costs of Year 2000 Compliance

           The Company utilized both internal and external resources to replace, test, and implement the software and operating equipment for Year 2000 modifications. The project was completed during the quarter ended March 31, 1999 and the Company incurred approximately $225,000 ($30,000 expensed and $195,000 capitalized for new systems and equipment) related to all phases of the Year 2000 project which was funded through operating cash flow. The Company does not expect any additional project costs.

Risks of Year 2000

           The Company believes it has an effective program in place to resolve the Year 2000 Issue and has completed all the necessary phases of the Year 2000 program for its in-house IT systems.

         While the Company has completed its project, disruptions in the economy generally resulting from Year 2000 Issue could materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

           The Company currently has no contingency plans in the event that the noted third parties do not complete their Year 2000 compliance. The Company plans to evaluate the status of their completion in the second quarter of 1999 and determine whether a contingency plan is necessary.

Explanatory Note for the Use of Forward-Looking Statements

           Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Section 21E of the Securities and Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the Company's current business plan, business strategy and portfolio management. The Company's actual results or outcomes may differ materially from those anticipated. Representative examples of such factors are discussed in more detail in the Company's 1998 fiscal year Annual Report on Form 10-K, as amended, and include, among other things, the availability of desirable loan and investment opportunities, the ability to obtain and maintain targeted levels of leverage and borrowing costs, changes in interest rates, continued loan performance and repayment and the maintenance of loan loss allowance levels. The Company disclaims any intention or obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

           The principal objective of the Company's asset/liability management activities is to maximize net interest income, while minimizing levels of interest rate risk. Net interest income and interest expense are subject to the risk of interest rate fluctuations. To mitigate the impact of fluctuations in interest rates, the Company uses interest rate swaps to effectively convert fixed-rate assets to variable-rate assets and variable-rate liabilities to fixed-rate liabilities for proper matching with variable-rate liabilities and fixed-rate assets. Each derivative used as a hedge is matched with an asset or liability with which it has a high correlation. The swap agreements are generally held to maturity and the Company does not use derivative financial instruments for trading purposes. The Company uses interest rate swaps to reduce the Company's exposure to interest rate fluctuations on certain fixed-rate loans and investments and to provide more stable spreads between rates received on loans and investments and the rates paid on their financing sources.

           The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates at March 31, 1999. For financial assets and debt obligations, the table presents cash flows and weighted average interest rates based on the contractual maturity dates. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted-average variable rates are based on rates in effect as of the reporting date.


                                                                  Expected Maturity Dates
                              ----------------------------------------------------------------------------------------------------
                                  1999        2000         2001         2002        2003      Thereafter    Total       Fair Value
                                  ----        ----         ----         ----        ----      ----------    -----       ----------

                                                                     (dollars in thousands)

Assets:
CMBS
   Fixed Rate                       -            -             -        $189,855       -            -        $189,855      $189,885
      Average interest rate         -            -             -          11.23%        -           -          11.23%
   Variable Rate                    -            -             -            -        $ 32,196       -        $ 32,196      $ 32,196
      Average interest rate         -            -             -            -           9.72%       -           9.72%

Certificated Mezzanine
  Investments
   Variable Rate                    -          $45,333         -            -           -           -        $ 45,333      $ 45,333
      Average interest rate         -            9.65%         -            -           -           -           9.65%

Loans receivable
   Fixed Rate                    $ 19,780        -         $ 35,000      $ 3,000        -        $ 98,059    $155,839      $158,130
      Average interest rate        11.51%        -           11.77%       12.50%        -          10.59%      11.01%
   Variable Rate                 $109,991      $77,767     $132,325         -           -        $ 26,500    $346,582      $334,042
      Average interest rate        11.90%        9.36%       10.35%         -           -          10.75%      10.65%

Liabilities:
Credit facilities
   Variable Rate                    -          $77,503          -       $236,148        -            -       $313,651      $313,651
      Average interest rate         -            8.38%          -          7.20%        -            -          7.49%

Term redeemable securities
  contract
   Variable Rate                    -            -             -        $127,135        -            -       $127,135      $127,135
      Average interest rate         -            -             -           8.47%        -            -          8.47%

Repurchase obligations
   Variable Rate                 $ 51,945        -             -            -           -            -       $ 51,945      $ 51,945
      Average interest rate         6.36%        -             -            -           -            -          6.36%

Convertible Trust Preferred
  Securities
   Fixed Rate                       -            -             -            -           -        $145,744    $145,744      $145,744
      Average interest rate         -            -             -            -           -           8.25%       8.25%

Interest rate swaps                 -            -         $ 28,000     $137,812     $ 19,310     $53,250    $238,372      $    (77)
     Average fixed pay rate         -            -            5.79%        6.05%         6.04%      6.01%      6.01%
     Average variable receive
      rate                          -            -            4.97%        4.96%       4.95%       4.94%       4.96%

PART II. OTHER INFORMATION

ITEM 1:         Legal Proceedings

                               None

ITEM 2:         Changes in Securities

                               None

ITEM 3:         Defaults Upon Senior Securities

                               None

ITEM 4:         Submission of Matters to a Vote of Security Holders

(a). The Registrant's predecessor, Capital Trust, a California business trust (the "Predecessor"), held its 1998 annual meeting of shareholders on January 28, 1999.

(b) and (c). The Predecessor's shareholders acted on the following proposals:

   1. To reorganize the Predecessor from a California common law business trust into a Maryland corporation (the "Reorganization") ("Proposal 1");

   2. To approve an amendment, necessary to implement the Reorganization, to the Predecessor's amended and restated declaration of trust, dated as of July 15, 1997 ("Proposal 2");

   3. To elect ten trustees of the Predecessor (identified in the table below) to serve until the next annual meeting of shareholders or until such trustees' successors are elected and shall have been duly qualified ("Proposal 3");

   4. To approve the Predecessor's amended and restated 1997 long-term incentive share plan, which increases the number of shares available under and amends certain other provisions of the original plan ("Proposal 4);

   5. To approve the Predecessor's amended and restated 1997 non-employee trustee share plan, which increases the number of shares available under and amends certain other provisions of the original plan ("Proposal 5");

   6. To approve the Predecessor's 1998 employee share purchase plan ("Proposal 6");

   7. To approve the Predecessor's 1998 non-employee share purchase plan ("Proposal 7");

   8.     To approve the Predecessor's  share purchase loan plan ("Proposal 8");
          and

   9. To ratify the appointment of Ernst & Young LLP as independent auditors of the Predecessor for the fiscal year ending December 31, 1998 ("Proposal 9").

     The following table sets forth the number of votes in favor, the number of votes opposed the number of abstentions (or votes withheld in the case of the election of trustees) and broker non-votes with respect to each of the foregoing proposals.



     Proposal            Votes in Favor(1)        Votes Opposed(1)            Abstentions         Broker Non-Votes(1)
                                                                             (Withheld)(1)

Proposal 1                   24,259,243                 2,029,018                 11,664            3,324,058

                             12,267,658 (2)               --     (2)                --   (2)           --    (2)

Proposal 2                   24,246,283                 2,032,799                 20,843            3,324,058

Proposal 3
  Samuel Zell                29,580,500                    --                     43,483               --
  Jeffrey A. Altman          29,580,982                    --                     43,001               --
  Thomas E. Dobrowski        29,580,982                    --                     43,001               --
  Martin L. Edelman          29,580,982                    --                     43,001               --
  Gary R. Garrabrant         29,580,731                    --                     43,252               --
  Craig M. Hatkoff           29,580,731                    --                     43,252               --
  John R. Klopp              29,580,982                    --                     43,001               --
  Sheli Z. Rosenberg         29,580,982                    --                     43,001               --
  Steven Roth                29,580,982                    --                     43,001               --
  Lynne B. Sagalyn           29,581,056                    --                     42,927               --


Proposal 4                   23,853,425                 2,414,625                 31,875            3,324,058

Proposal 5                   23,844,156                 2,423,208                 32,531            3,324,088

Proposal 6                   26,106,763                   164,403                 28,759            3,324,058

Proposal 7                   26,093,348                   177,131                 29,446            3,324,058

Proposal 8                   24,101,471                 2,169,101                 29,353            3,324,058

Proposal 9                   29,577,981                    27,916                 18,086               --


(1) The holders of the Predecessors's class A common shares of beneficial interest, $1.00 par value, ("Common Shares"), and the holders of the Predecessor's class A 9.5% preferred shares of beneficial interest, $1.00 par value ("Preferred Shares"), voted together as a single class on all proposals acted upon at the annual meeting. In addition, the holders of Preferred Shares voted as a separate class on Proposal 1. There were 17,356,325 Common Shares and 12,267,658 Preferred Shares represented at the annual meeting. The table sets forth information with respect to the voting of the holders of Common Shares and Preferred Shares as a single class, and in the case of Proposal 1, information with respect to the voting of the holders of Preferred Shares.

(2) Represents information with respect to the voting of the holders of Preferred Shares.


ITEM 5:         Other Information

                               None

ITEM 6:         Exhibits and Reports on Form 8-K

 (a)    Exhibits

 Exhibit
 Number                                 Description

   10.1 Third Amendment to Amended and Restated Credit Agreement, dated as of February 26, 1999, between Capital Trust, Inc. and German American Capital Corporation (filed as Exhibit 10.12.b to Capital Trust, Inc.'s Annual Report on Form 10-K (File No. 1-14788) filed on March 31, 1999 and incorporated herein by reference).

   10.2 First Amendment to Master Loan and Security Agreement, dated as of March 30, 1999, between Capital Trust Inc. and Morgan Stanley Mortgage Capital Inc.

   11.1   Statements regarding computation of earnings (loss) per share

   27.1   Financial Data Schedules


 (b)    Reports on Form 8-K

        During the fiscal quarter ended March 31, 1999, the Company filed the following Current Reports on Form 8-K:

(1) Current Report on Form 8-K (File No. 333-52619), dated January 28, 1999, as filed with the Commission on January 29, 1999, reporting under Item 5 "Other Events" the consummation of the reorganization pursuant to which the Predecessor ultimately merged with and into the Company.

(2) Current Report on Form 8-K (File No. 1-14788), dated February 26, 1999, as filed with the Commission on March 17, 1999, reporting under
           Item 2 "Acquisition or Disposition of Assets" the acquisition of 15 separate classes of 11 issues of BB rated CMBS.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CAPITAL TRUST



May 14. 1999                             /s/ John R. Klopp
------------                             -----------------
Date                                     John R. Klopp
                                         Chief Executive Officer

                                         /s/ Edward L. Shugrue III
                                         -------------------------
                                         Edward L. Shugrue III
                                         Managing Director and
                                         Chief Financial Officer