Form 10-Q
period 1999-06-30
CAPITAL TRUST INC
filed 1999-08-12
CIK 1061630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999

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

Yes[ X ]    No[   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

           The number of outstanding shares of the Registrant's Class A Common Stock as of July 13, 1999 was 18,352,983.

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

                               CAPITAL TRUST, INC.
                                      INDEX


Part I.  Financial Information

         Item 1:        Financial Statements                                         1

                   Consolidated Balance Sheets - June 30, 1999 (unaudited) and
                        December 31, 1998 (audited)                                  1

                   Consolidated Statements of Income - Three and Six Months
                        Ended June 30, 1999 and 1998 (unaudited)                     2

                   Consolidated Statements of Changes in Stockholders' Equity -
                        Six Months Ended June 30, 1999 and 1998 (unaudited)          3

                   Consolidated Statements of Cash Flows - Six Months Ended June
                        30, 1999 and 1998 (unaudited)                                4

                   Notes to Consolidated Financial Statements (unaudited)            5

         Item 2:        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                         13

         Item 3:        Quantitative and Qualitative Disclosures about Market
                        Risk                                                        20


Part II. Other Information

         Item 1:        Legal Proceedings                                           22

         Item 2:        Changes in Securities                                       22

         Item 3:        Defaults Upon Senior Securities                             22

         Item 4:        Submission of Matters to a Vote of Security Holders         22

         Item 5:        Other Information                                           22

         Item 6:        Exhibits and Reports on Form 8-K                            23

         Signatures                                                                 24


                      Capital Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                       June 30, 1999 and December 31, 1998
                                 (in thousands)

                                                                                                  June 30,           December 31,
                                                                                                    1999                 1998
                                                                                           -------------------- --------------------
                                          Assets                                                (Unaudited)            (Audited)

   Cash and cash equivalents                                                                    $   14,810              $ 46,623
   Other available-for-sale securities, at fair value                                                 -                    3,355
   Commercial mortgage-backed securities available-for-sale, at fair value                          219,068               31,650
   Certificated mezzanine investments available-for-sale, at fair value                              45,038               45,480
   Loans receivable, net of $5,536 and $4,017 reserve for possible credit
     losses at June 30, 1999 and December 31, 1998, respectively                                    516,858              620,858
   Excess of purchase price over net tangible assets acquired, net                                      297                  308
   Deposits and other receivables                                                                       731                  401
   Accrued interest receivable                                                                        7,519                8,041
   Deferred income taxes                                                                              3,860                3,029
   Prepaid and other assets                                                                           7,335                6,693
                                                                                                ---------------      --------------=
Total assets                                                                                    $   815,516             $766,438
                                                                                                ===============      ===============

                              Liabilities and Stockholders' Equity

Liabilities:
   Accounts payable and accrued expenses                                                        $     6,626              $12,356
   Notes payable                                                                                      3,884                4,247
   Credit facilities                                                                                332,934              371,754
   Term redeemable securities contract                                                              127,947                 -
   Repurchase obligations                                                                            38,432               79,402
   Deferred origination fees and other revenue                                                        4,615                4,448
                                                                                                ---------------      ---------------
Total liabilities                                                                                   514,438              472,207
                                                                                                ---------------      ---------------

Company-obligated,  mandatorily redeemable,  convertible preferred securities of CT Convertible Trust I, holding solely 8.25% junior subordinated  debentures of Capital Trust, Inc. ("Convertible
   Trust Preferred Securities")
                                                                                                    145,944              145,544
                                                                                                ---------------      ---------------

Stockholders' equity:
   Class A Convertible Preferred Stock, $0.01 par value, $0.26 cumulative annual dividend, 100,000 shares authorized, 12,268 shares issued and outstanding (liquidation preference of $33,000)
     ("Class A Preferred Stock")                                                                        123                  123
   Class A Common Stock,  $0.01 par value,  100,000  shares  authorized,
     18,159 shares issued and outstanding                                                               182                  182
   Restricted Class A Common Stock, $0.01 par value, 144 and 55 shares issued and outstanding at June 30, 1999 and December 31, 1998,
     respectively                                                                                         1                    1
   Additional paid-in capital                                                                       189,578              188,816
   Unearned compensation                                                                               (698)                (418)
   Accumulated other comprehensive income                                                            (3,949)              (4,665)
   Accumulated deficit                                                                              (30,103)             (35,352)
                                                                                                 ---------------      --------------
Total stockholders' equity                                                                          155,134              148,687
                                                                                                 ---------------      --------------

Total liabilities and stockholders' equity                                                       $  815,516             $766,438
                                                                                                 ===============      ==============

     See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                        Consolidated Statements of Income
                Three and Six Months Ended June 30, 1999 and 1998
                      (in thousands, except per share data)
                                   (unaudited)

                                                                      Three Months Ended                   Six Months Ended
                                                                            June 30,                            June 30,
                                                                   -----------------------------     -------------------------------
                                                                       1999                1998          1999              1998
                                                                   -------------     -----------     -------------    --------------
Income from loans and other investments:
   Interest and related income                                     $     20,589      $    14,066     $      42,741    $      22,043
   Less: Interest and related expenses                                    9,124            6,516            17,742            9,597
                                                                   -------------     -----------     -------------    --------------
      Income from loans and other investments, net                       11,465            7,550            24,999           12,446
                                                                   -------------     -----------     -------------    --------------

Other revenues:
   Advisory and investment banking fees                                   2,081            5,790             5,174            8,650
   Other interest income                                                    225              310               845              680
   Gain on sale of investments                                               35             -                   35              -
                                                                   -------------     -----------     -------------    --------------
      Total other revenues                                                2,341            6,100             6,054            9,330
                                                                   -------------     -----------     -------------    --------------

 Other expenses:
   General and administrative                                             3,606            4,020             8,861            7,261
   Other interest expense                                                   110              105               201              211
   Depreciation and amortization                                             88               62               175              108
   Provision for possible credit losses                                     954              760             2,033            1,240
                                                                   -------------     -----------     -------------     ------------
      Total other expenses                                                4,758            4,947            11,270            8,820
                                                                   -------------     -----------     -------------     ------------

Income before income taxes and distributions and
   amortization on Convertible Trust Preferred
   Securities                                                             9,048            8,703            19,783           12,956
     Provision for income taxes                                           4,281            3,679             9,483            5,259
                                                                   -------------     -----------      ------------     ------------
Income before distributions and amortization on
   Convertible Trust Preferred Securities                                 4,767            5,024            10,300            7,697
     Distributions and amortization on Convertible
        Trust Preferred Securities, net of income tax
        benefit of $1,552 and $3,104                                      1,742           -                  3,483             -
                                                                   -------------     -----------      ------------    -------------
Net income                                                                3,025            5,024             6,817            7,697
     Less:  Class A Preferred Stock dividend and
        dividend requirement                                                784              784             1,568            1,568
                                                                   -------------     -----------      ------------    --------------
Net income allocable to shares of Class A Common
     Stock                                                         $      2,241      $     4,240      $      5,249    $       6,129
                                                                   =============     ============     ============    =============

Per share information:
   Net income per share of Class A Common Stock:

      Basic                                                        $      0.12      $      0.23      $       0.29     $        0.34
                                                                   =============    ============     =============    ==============
      Diluted                                                      $      0.10      $      0.16      $       0.22     $        0.25
                                                                   =============    ============     =============    ==============
   Weighted average shares of Class A Common
        Stock outstanding:

      Basic                                                         18,352,983       18,229,650        18,335,142        18,218,835
                                                                   =============     ===========     =============    ==============
      Diluted                                                       30,920,641       30,770,567        30,902,800        30,744,162
                                                                   =============     ===========     =============    ==============


     See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                     Six Months Ended June 30, 1999 and 1998
                           (in thousands) (unaudited)

                                                                                  Restricted
                                                        Class A      Class A        Class A     Additional
                                       Comprehensive   Preferred     Common         Common        Paid-In        Unearned
                                           Income         Stock       Stock          Stock        Capital      Compensation
                                       -------------   ---------------------------------------------------------------------

Six months ended June 30, 1998
--------------------------------
Balance at December 31, 1997           $      -        $   123     $   182      $      -       $  188,257    $      -
Net income                                 7,697            -           -              -              -             -
Change in unrealized gain (loss) on
  available-for-sale securities             (442)           -           -              -              -             -
Issuance of restricted
  Class A Common Stock                        -             -           -              1              724         (725)
Restricted Class A Common Stock
     earned                                   -             -           -              -              -             79
Dividends paid on Class A Preferred
     Stock                                    -             -           -              -              -             -

                                       --------------  ---------------------------------------------------------------------
Balance at June 30, 1998               $   7,255       $   123     $   182      $      1       $  188,981      $   (646)
                                       ==============  ======================================================================

Six months ended June 30, 1999
---------------------------------
Balance at December 31, 1998           $      -        $   123     $   182      $      1       $   188,816     $   (418)
Net income                                 6,817            -           -              -             -              -
Change in unrealized loss on
  available-for-sale securities              716            -           -              -             -              -
Cancellation of previously issued
  restricted Class A Common Stock             -             -           -             (1)             (149)         104
Issuance of  Class A Common Stock
  unit awards                                 -             -           -              -               312          -
Issuance of restricted
  Class A Common Stock                        -             -           -              1               599         (600)
Restricted Class A Common Stock
  earned                                      -             -           -              -              -             216
Dividends paid on Class A Preferred
  Stock
                                              -             -           -              -              -             -
                                       --------------  ----------------------------------------------------------------------
Balance at June 30, 1999               $   7,533       $   123     $     182    $      1       $   189,578    $    (698)
                                       ==============  ======================================================================

                                           Accumulated
                                              Other
                                          Comprehensive       Accumulated
                                             Income             Deficit          Total
                                        ------------------------------------------------

Six months ended June 30, 1998
--------------------------------
Balance at December 31, 1997            $        387       $     (45,660)     $   143,289
Net income                                      -                  7,697            7,697
Change in unrealized gain (loss) on
  available-for-sale securities                 (442)               -                (442)
Issuance of restricted
  Class A Common Stock                          -                   -                -
Restricted Class A Common Stock
     earned                                     -                   -                  79
Dividends paid on Class A Preferred
     Stock                                      -                 (1,568)          (1,568)

                                        --------------------------------------------------
Balance at June 30, 1998                $        (55)      $     (39,531)     $   149,055
                                        ==================================================

Six months ended June 30, 1999
---------------------------------
Balance at December 31, 1998            $       (4,665)    $     (35,352)     $   148,687
Net income                                      -                  6,817            6,817
Change in unrealized loss on
  available-for-sale securities                716                  -                 716
Cancellation of previously issued
  restricted Class A Common Stock                -                  -                (46)
Issuance of  Class A Common Stock
  unit awards                                    -                  -                312
Issuance of restricted
  Class A Common Stock                           -                  -                -
Restricted Class A Common Stock
  earned                                         -                  -                216
Dividends paid on Class A Preferred
  Stock                                          -               (1,568)          (1,568)
                                        --------------------------------------------------
Balance at June 30, 1999                $     (3,949)      $     (30,103)     $  155,134
                                        ==================================================


          See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 1999 and 1998
                           (in thousands) (unaudited)

                                                                                                 1999                    1998
                                                                                     --------------------    --------------------

Cash flows from operating activities:
   Net income                                                                        $           6,817       $           7,697
   Adjustments to reconcile net income to net cash provided by operating activities:
        Deferred income taxes                                                                     (831)                 -
        Provision for credit losses                                                              2,033                   1,240
        Depreciation and amortization                                                              175                     108
        Restricted Class A Common Stock earned                                                     216                      79
        Net amortization of premiums and accretion of discounts on loans and
          investments                                                                             (260)                    477
        Accretion of discounts on term redeemable securities contract                            1,062                  -
        Net accretion of discounts and fees on Convertible Trust Preferred
          Securities                                                                               400                  -
        Expenses reversed on cancellation of restricted stock previously issued                    (46)                 -
        Gain on sale of investments                                                                (35)                 -
   Changes in assets and liabilities:
        Deposits and other receivables                                                            (330)                 (2,154)
        Accrued interest receivable                                                                522                  (4,702)
        Prepaid and other assets                                                                  (751)                 (2,940)
        Deferred origination fees and other revenue                                                167                   3,620
        Accounts payable and accrued expenses                                                   (5,418)                  3,040
                                                                                     --------------------    --------------------
   Net cash provided by operating activities                                                     3,721                   6,465
                                                                                     --------------------    --------------------
Cash flows from investing activities:
        Purchases of commercial mortgage-backed securities                                    (185,947)                (36,302)
        Principal collections on commercial mortgage-backed securities                          -                       25,471
        Purchase of certificated mezzanine investments                                          -                      (19,031)
        Principal collections on certificated mezzanine investments                                442                     211
        Origination and purchase of loans receivable                                           (86,483)               (355,266)
        Principal collections and proceeds from sale of loans receivable                       188,001                  29,161
        Purchases of equipment and leasehold improvements                                          (55)                   (240)
        Principal collections and proceeds from sales of available-
           for-sale securities                                                                   3,344                   4,166
                                                                                     --------------------    --------------------
   Net cash used in investing activities                                                       (80,698)               (351,830)
                                                                                     --------------------    --------------------

Cash flows from financing activities:
        Proceeds from repurchase obligations                                                        24                  41,837
        Repayment of repurchase obligations                                                    (40,994)                (18,056)
        Proceeds from credit facilities                                                        166,651                 383,289
        Repayment of credit facilities                                                        (205,471)               (109,259)
        Proceeds from notes payable                                                                155                  10,170
        Repayment of notes payable                                                                (518)                   (512)
        Dividends paid on Class A Preferred Stock                                               (1,568)                 (1,568)
        Net proceeds from issuance of term redeemable
           securities contract                                                                 126,885                  -
                                                                                     --------------------    --------------------
   Net cash provided by financing activities                                                    45,164                 305,901
                                                                                     --------------------    --------------------
Net decrease in cash and cash equivalents                                                      (31,813)                (39,464)
Cash and cash equivalents at beginning of year                                                  46,623                  49,268
                                                                                     --------------------    --------------------
Cash and cash equivalents at end of period                                           $        14,810         $         9,804
                                                                                     ====================    ====================


See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 1999
                                   (unaudited)


1. Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the Annual Report on Form 10-K of Capital Trust, Inc. and Subsidiaries (collectively, the "Company") for the fiscal year ended December 31, 1998. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1999.

The accompanying unaudited consolidated interim financial statements of the Company include the accounts of the Company, VIC, Inc., which holds Victor Capital and its wholly-owned subsidiaries, Natrest Funding I, Inc. (a single purpose entity holding one Mortgage Loan), CT Convertible Trust I (a statutory trust which issued the Convertible Trust Preferred Securities) and CT-BB Funding Corp. (a single purpose entity holding fifteen commercial mortgage-backed securities ("CMBS")). All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles. Certain prior period amounts have been reclassified to conform to current period classifications.

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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

3. Earnings Per Share of Class A Common Stock

Earnings per share of Class A Common Stock is presented based on the requirements of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). Basic EPS is computed based on the income applicable to Class A Common Stock (which is net income reduced by the dividends on the Class A Preferred Stock) divided by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted EPS is based on the net earnings applicable to Class A Common Stock plus dividends on the Class A Preferred Stock, divided by the weighted average number of shares of Class A Common Stock and potentially dilutive shares of Class A Common Stock that were outstanding during the period. At June 30, 1999, potentially dilutive shares of Class A Common Stock include the shares issuable pursuant to convertible Class A Preferred Stock and dilutive Class A Common Stock unit awards. At June 30, 1998, potentially dilutive shares of Class A Common Stock include shares issuable pursuant to the convertible Class A Preferred Stock and dilutive Class A Common Stock options. The options outstanding during the period ended June 30, 1999 are not dilutive.

4. Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on the Company's outstanding debt during the six months ended June 30, 1999 and 1998 was $25,162,000 and $7,640,000, respectively. Income taxes paid by the Company during the six months ended June 30, 1999 and 1998 was $10,421,000 and $3,139,000, respectively.

5. Commercial Mortgage-Backed Securities ("CMBS")

On March 3,  1999,  the  Company,  through  its then newly  formed  wholly-owned subsidiary, CT-BB Funding Corp., acquired a portfolio of fixed-rate "BB" rated CMBS (the "BB CMBS Portfolio") from an affiliate of the Company's credit provider under the First Credit Facility (as hereinafter defined). The portfolio, which is comprised of 11 separate issues with an aggregate face amount of $246.0 million, was purchased for $196.9 million. In connection with the transaction, an affiliate of the seller provided six-year term financing for 70% of the purchase price at a floating rate above the London Interbank Offered Rate ("LIBOR") and entered into an interest rate swap with the Company for the full duration of the BB CMBS Portfolio securities thereby providing a hedge for interest rate risk. The financing was provided at a rate which was below the current market for similar financing and, as such, the carrying amount of the assets and the debt were reduced by $10.9 million to adjust the yield on the debt to current market terms. The BB CMBS Portfolio securities bear interest at fixed rates that average 7.74% on the face amount and mature at various dates from March 2005 to December 2014. After giving effect to the discounted purchase price and the adjustment of the carrying amount of the assets to bring the debt to current market terms, the weighted average interest rate in effect at June 30, 1999 is 11.23%.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

6. Loans receivable

At June 30, 1999 and December 31, 1998, the Company's loans receivable consisted of the following (in thousands):

                                                 June 30,         December 31,
                                                   1999               1998
                                           ------------------- -----------------
 (1)  Mortgage Loans                       $        267,801    $        305,578
 (2)  Mezzanine Loans                               200,099             317,278
 (3)  Other loans receivable                         54,494               2,019
                                           ------------------- -----------------
                                                    522,394             624,875
 Less:  reserve for possible credit losses           (5,536)             (4,017)
                                           ------------------- -----------------
   Total loans                             $        516,858    $        620,858
                                           =================== =================

At June 30, 1999, the weighted average interest rate in effect, after giving effect to interest rate swaps and including amortization of fees and premiums, for the Company's loans receivable was as follows:

   (1)  Mortgage Loans                                       10.83%
   (2)  Mezzanine Loans                                      11.05%
   (3)  Other loans receivable                               11.86%
             Total Loans                                     11.02%

At June 30, 1999, $372,409,000 (71%) of the aforementioned loans bear interest at floating rates ranging from LIBOR plus 320 basis points to LIBOR plus 1000 basis points. The remaining $149,985,000 (29%) of loans were financed at fixed rates ranging from 8.50% to 12.50%.

Since  December 31, 1998,  the Company  originated  two Mortgage  Loans totaling
$30.0 million, one other loan for $52.5 million and funded $4.0 million of commitments under four existing loans. The Company received full satisfaction of six loans totaling $177.6 million and recorded a write-down of one loan asset by $500,000 and subsequently sold it for $9.5 million, at net book value, during the period. At June 30, 1999, the Company had additional commitments for fundings on outstanding loans and certificated mezzanine investments of approximately $35.1 million.

At June 30, 1999, the Company has letters of intent outstanding for various other lending transactions, which were subject to satisfaction of certain conditions.

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

Term Redeemable Securities Contract

In connection with the purchase of the BB CMBS Portfolio described in Note 5, an affiliate of the seller provided financing for 70% of the purchase price, or $137.8 million, at a floating rate of LIBOR plus 50 basis points pursuant to a term redeemable securities contract. This rate was below the market rate for similar financings, and, as such, a discount on the term redeemable securities contract was recorded to reduce the carrying amount by $10.9 million, which had the effect of adjusting the yield to current market terms. The debt has a three-year term that expires in February 2002.

An affiliate of the seller also entered into an interest rate swap with the Company for the full duration of the BB CMBS Portfolio securities thereby providing a hedge for interest rate risk. The notional values of the swaps were tied to the amount of debt for the term of the debt and then to the assets for the remaining terms of the assets. The market value of the swap at June 30, 1999 was $7,315,000.

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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


8. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes for the six months ended June 30, 1999 and 1998 is comprised as follows (in thousands):

                                          1999                 1998
                                    ------------------   -----------------
  Current
   Federal                            $     6,152          $     2,842
   State                                    2,187                1,270
   Local                                    1,974                1,147
  Deferred
   Federal                                   (502)                -
   State                                     (172)                -
   Local                                     (156)                -
                                    ------------------   -----------------
Provision for income taxes          $     9,483          $     5,259
                                    ==================   =================

The Company has federal net operating loss carryforwards ("NOLs") as of June 30, 1999 of approximately $12.3 million. Such NOLs expire through 2012. The Company also has a federal capital loss carryover of approximately $1.6 million that can be used to offset future capital gains. Due to CalREIT Investors Limited Partnership's ("CRIL") purchase of 6,959,593 Common Shares from the Company's former parent in January 1997 and another prior ownership change, a substantial portion of the NOLs are limited for federal income tax purposes to approximately $1.4 million annually. Any unused portion of such annual limitation can be carried forward to future periods.

The reconciliation of income tax computed at the U.S. federal statutory tax rate (35%) to the effective income tax rate for the six months ended June 30, 1999 and 1998 are as follows (in thousands):

                                                                      1999                            1998
                                                         ------------------------------- --------------------------------
                                                           $               %                $               %
                                                         --------------- --------------- ---------------- ---------------

   Federal income tax at statutory rate                    $    6,924         35.0%        $    4,535          35.0%
   State and local taxes, net of federal tax
      benefit                                                   2,490         12.5%             1,595          12.3%
   Utilization of net operating loss
      carryforwards                                              (245)        (1.2)%             (850)         (6.5)%

   Compensation in excess of deductible
      limits                                                      252          1.3%              -                - %

   Other                                                           62          0.3%               (21)         (0.2)%
                                                         =============== =============== ================================
                                                           $    9,483         47.9%        $    5,259          40.6%
                                                         =============== =============== ================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


The components of the net deferred tax assets as of June 30, 1999 and December 31, 1998 are as follows (in thousands):

                                                                        June 30,                   December 31,
                                                                          1999                         1998
                                                                 -----------------------      -----------------------
   Net operating loss carryforward                                  $         4,314              $          4,559
   Reserves  on other  assets and for  possible
         credit losses                                                        5,337                         4,621
   Other                                                                        234                           119
                                                                 -----------------------      -----------------------
   Deferred tax assets                                                        9,885                         9,299
   Valuation allowance                                                       (6,025)                       (6,270)
                                                                 -----------------------      -----------------------
                                                                    $         3,860              $          3,029
                                                                 =======================      =======================

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

9. Employee Benefit Plans

1997 Long-Term Incentive Stock Plan

During the six months ended June 30, 1999, the Company issued an aggregate of 352,000 options to acquire shares of Class A Common Stock with an exercise price of $6.00 per share (a price higher than the fair value market value based on reported trading prices on the dates of the grant).

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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


The following table summarizes the option activity under the incentive stock plan for the six months ended June 30, 1999:

                                                                                                         Weighted
                                                                                                         Average
                                                   Options                Exercise Price               Exercise Price
                                                 Outstanding                 per Share                    Per Share
                                             --------------------- ------------------------------ ----------------------
   Outstanding at January 1, 1999                     1,269,084            $6.00 - $11.38               $   8.46
      Granted in 1999                                   352,000                 $6.00                       6.00
      Exercised in 1999                                 -                         -                         -
      Canceled in 1999                                 (242,834)           $6.00 - $11.38                   8.99
                                             ---------------------    ----------------------      ----------------------
   Outstanding at June 30, 1999                       1,378,250            $6.00 - $10.00               $   7.74
                                             =====================    ======================      ======================


At June 30, 1999, 407,239 of the options are exercisable. At June 30, 1999, the outstanding options have various remaining contractual exercise periods ranging from 8.00 to 9.75 years with a weighted average life of 8.75 years.

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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)



11. Subsequent Event

On August 10, 1999, Veqtor Finance Company, L.L.C. ("Veqtor"), a company controlled by the chairman of the board, the vice chairman and chief executive officer and the vice chairman and chairman of the executive committee of the board of directors of the Company, consummated the redemption of the outstanding preferred units of limited liability company interests in Veqtor. Prior to the redemption, Veqtor held approximately 38% of the Company's then outstanding shares of Class A Common Stock and 100% of the Company's then outstanding shares of Class A Preferred Stock. In the redemption, the preferred units in Veqtor were redeemed in exchange for 1,292,103 shares of Class A Common Stock, 2,293,784 shares of class B common stock, par value $0.01 per share, of the Company, into which an equal number of shares of Class A Common Stock were converted, 2,277,585 shares of the Company's Class A Preferred Stock and 4,043,248 shares of class B 9.5% cumulative convertible non-voting preferred stock, par value $0.01 per share, of the Company, into which an equal number of shares of Class A Preferred Stock were converted, which shares of stock were distributed to the redeemed holders of preferred units according to their respective ownership interests in Veqtor. Veqtor intends to convert the remaining 5,946,825 shares of Class A Preferred Stock held by Veqtor into the same number of shares of Class A Common Stock prior to the next dividend declaration date whereupon it will own 9,320,531 shares of Class A Common Stock. This conversion will reduce the Company's annual dividends on preferred stock from $3,135,000 to approximately $1,615,000.

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

Overview of Financial Condition
-------------------------------

           During the first quarter of 1999, the Company, through its then newly formed wholly-owned subsidiary, CT-BB Funding Corp., acquired a portfolio (the "BB CMBS Portfolio") of "BB" rated commercial mortgage-backed securities ("CMBS") from an affiliate of the Company's credit provider under the First Credit Facility (as hereinafter defined). The portfolio, which is comprised of 11 separate issues with an aggregate face amount of $246.0 million, was purchased for $196.9 million. In connection with the transaction, an affiliate of the seller provided three-year term financing for 70% of the purchase price at a floating rate above the London Interbank Offered Rate ("LIBOR") and entered into an interest rate swap with the Company for the full duration of the BB CMBS Portfolio thereby providing a hedge for interest rate risk. The financing was provided at a rate which was below the current market for similar financings and, as such, the carrying amounts of the assets and the debt were reduced by $10.9 million which had the effect of adjusting the yield on the debt to current market terms. These securities bear interest at various fixed rates, which, when including the amortization of the discount, average 11.23%.

           Since December 31, 1998, the Company originated two mortgage loans totaling $30.0 million, one other loan for $52.5 million and funded $4.0 million of commitments under four existing loans. The Company received full satisfaction of six loans totaling $177.6 million and recorded a write-down of one loan asset by $500,000 and subsequently sold it for $9.5 million during the period. At June 30, 1999, the Company had outstanding loans, certificated mezzanine investments and investments in CMBS totaling approximately $781 million and additional commitments for fundings on outstanding loans and certificated mezzanine investments of approximately $35.1 million.

           During the quarter ended June 30, 1999, the Company sold all of its other available-for-sale securities that had an amortized cost of $2,764,000 for a $35,000 gain. In connection with the sale, the Company satisfied the repurchase obligation outstanding relating to these assets for $2,526,000.

           In connection with the sale of a loan described above, one of the repurchase obligations outstanding at December 31, 1998 for $7.5 million was satisfied. Another repurchase obligation outstanding at December 31, 1998 for $19.3 million was satisfied by transferring the liability to the Second Credit Facility (as hereinafter defined). A third repurchase obligation outstanding at December 31, 1998 for $10.5 million was settled for cash. At June 30, 1999, the Company was party to three repurchase obligations relating to assets sold by the Company with an aggregate carrying amount of $53.9 million, which approximates the assets' market value, and has a liability to repurchase these assets for $38.4 million. The average interest rate in effect for all repurchase obligations at June 30, 1999 is 6.42%.

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

           At June 30, 1999, the Company had $332.9 million outstanding under the Credit Facilities. The decrease in the amount outstanding under the Credit Facilities from the amount outstanding at December 31, 1998 was due to the significant loan repayments received, offset by the cash utilized in the BB CMBS Portfolio purchase, cash utilized in loan originations and cash utilized to satisfy the repurchase obligation which matured.

           As of June 30, 1999, certain of the Company's loans and other investments have been hedged so that the assets and the corresponding liabilities were matched at floating rates over LIBOR and certain of the Company's liabilities have been hedged so that the liabilities and the corresponding CMBS were matched at fixed rates. During the six months ended June 30, 1999, the Company terminated two swaps and partially terminated a third swap in connection with the payoff of a loan and the sale of a loan resulting in a payment of $323,000. The Company has entered into interest rate swap agreements for notional amounts totaling approximately $238.4 million at June 30, 1999 with financial institution counterparties whereby the Company swapped fixed-rate instruments, with average interest rates of approximately 6.01%, for floating rate instruments with interest rates at LIBOR. The agreements mature at varying times from September 2001 to July 2014.

Comparison of the Six and Three Months Ended June 30, 1999 to the
-----------------------------------------------------------------
      Six and Three Months Ended June 30, 1998
      ----------------------------------------

           The Company reported net income allocable to shares of Class A Common Stock of $5,249,000 for the six months ended June 30, 1999, a decrease of $880,000 from the net income allocable to shares of Class A Common Stock of $6,129,000 for the six months ended June 30, 1998. The Company reported net income allocable to shares of Class A Common Stock of $2,241,000 for the three months ended June 30, 1999, a decrease of $1,999,000, from the net income allocable to shares of Class A Common Stock of $4,240,000 for the three months ended June 30, 1998. These changes were primarily the result of reduced advisory and investment banking fees partially offset by increased income from loans and other investments, net.

           Income from loans and other investments, net, amounted to $24,999,000 for the six months ended June 30, 1999, an increase of $12,553,000 over the $12,446,000 amount for the six months ended June 30, 1998. This increase was primarily due to the increase in the amount of average interest earning assets from approximately $372.1 million earning 11.9% for the six months ended June 30, 1998 to approximately $736.0 million earning 11.7% for the six months ended June 30, 1999. This decrease in the interest rate earned in 1999 from that earned in 1998 was mainly due to a decrease in LIBOR partially offset by an increase in additional interest and fees which were recognized upon the early termination of loans by the borrowers. LIBOR averaged 5.7% for the six months ended June 30, 1998 and averaged 5.0% for the six months ended June 30, 1999. Early terminations, which generated additional interest income of $1.3 million during the six months ended June 30, 1998 and $4.0 million during the six months ended June 30, 1999, had the effect of raising the average interest rate by 0.7% during the six months ended June 30, 1998 and 1.1% during the six months ended June 30, 1999. The increase in revenues was partially offset by an increase in the amount of average interest bearing liabilities from approximately $239.9 million at an average rate of 8.1% for the six months ended June 30, 1998 to approximately $450.8 million at an average rate of 7.9% for the six months ended June 30, 1999.

           Income from loans and other investments, net, amounted to $11,465,000 for the three months ended June 30, 1999, an increase of $3,915,000 over the $7,550,000 amount for the three months ended June 30, 1998. This increase was primarily due to the increase in the amount of average interest earning assets from approximately $452.6 million earning 12.5% for the three months ended June 30, 1998 to approximately $765.7 million earning 10.8% for the three months ended June 30, 1999. This decrease in the interest rate earned in 1999 from that earned in 1998 was mainly due to a decrease in LIBOR and a decrease in additional interest and fees which were recognized upon the early termination of loans by the borrowers. LIBOR averaged 5.7% for the three months ended June 30, 1998 and averaged 5.0% for the three months ended June 30, 1999. Early terminations, which generated additional interest income of $1.3 million during the three months ended June 30, 1998 and $0.4 million during the three months ended June 30, 1999, had the effect of raising the average interest rate by 1.1% during the three months ended June 30, 1998 and 0.2% during the three months ended June 30, 1999. The increase in revenues was partially offset by an increase in the amount of average interest bearing liabilities from approximately $315.0 million at an average rate of 8.3% for the three months ended June 30, 1998 to approximately $457.0 million at an average rate of 8.0% for the three months ended June 30, 1999.

           In addition, the Company also utilized proceeds from the $150.0 million of Convertible Trust Preferred Securities which were issued on July 28, 1998 to finance its interest earning assets. During the three and six months ended June 30, 1999, the Company recognized $1,742,000 and $3,483,000, respectively, of net expenses related to these securities. This amount consisted of distributions to the holders totaling $3,094,000 and $6,187,000, respectively, and amortization of discount and origination costs totaling $200,000 and $400,000, respectively, during the three and six months ended June 30, 1999. This was partially offset by a tax benefit of $1,552,000 and $3,104,000 during the three and six months ended June 30, 1999.

           During the six months ended June 30, 1999, other revenues decreased $3,276,000 to $6,054,000 over the same period in 1998. The decrease during the three months ended June 30, 1999 over the same period in 1998 was $3,759,000 to $2,341,000. The decrease for the three and six months ended June 30, 1999 was primarily due to the reduction in advisory and investment banking fees generated by Victor Capital and its related subsidiaries of $3,709,000 and $3,476,000, respectively.

           Other expenses increased from $8,820,000 for the six months ended June 30, 1998 to $11,270,000 for six months ended June 30, 1999 and decreased from $4,947,000 for the three months ended June 30, 1998 to $4,758,000 for three months ended June 30, 1999. The largest components of other expenses are employee salaries and related costs and the provision for possible credit losses. In March 1999, to reduce general and administrative expenses to a level in line with budgeted business activity, the Company reduced its workforce by approximately 30% and recorded a restructuring charge of $650,000. This charge along with the higher number of employees in the first quarter accounted for the increase in general and administrative expenses for the six months ended June 30, 1999. The reduction in workforce was the primary factor in the reduced general and administrative expenses for the quarter ended June 30, 1999. The Company had 30 full time employees at June 30, 1999. The increase in the provision for possible credit losses from $1,240,000 for the six months ended June 30, 1998 to $2,033,000 for the six months ended June 30, 1999 and from $760,000 for the three months ended June 30, 1998 to $954,000 for the three months ended June 30, 1999 was due to the increase in average earning assets as previously described.

           For the six months ended June 30, 1999 and 1998, the Company accrued income tax expense of $9,483,000 and $5,259,000, respectively, for federal, state and local income taxes. For the three months ended June 30, 1999 and 1998, the Company accrued income tax expense of $4,281,000 and $3,679,000, respectively, for federal, state and local income taxes. The increase (from 40.6% to 47.9% for the six month period and from 42.2% to 47.3% for the three month period) in the effective tax rate was primarily due to a decrease in the net operating loss carryforward available to offset taxable income. For the three and six months ended June 30, 1998, net operating loss carryforwards reduced the effective tax rate by 4.9% and 6.5%, respectively, due to significant losses generated in 1997 that were not limited for utilization in 1998. For the three and six months ended June 30, 1999, the reduction was only 1.4% and 1.2%, respectively, as all of the losses generated in 1997 were utilized in 1998.

           The preferred stock dividend and dividend requirement arose in 1997 as a result of the Company's issuance of $33 million of shares of Class A Preferred Stock on July 15, 1997. Dividends accrue on these shares at a rate of 9.5% per annum on a per share price of $2.69 for the 12,267,658 shares outstanding.

Liquidity and Capital Resources
-------------------------------

           At June 30, 1999, the Company had $14,810,000 in cash. The primary sources of liquidity for the Company for the remainder of 1999, which the Company believes will adequately meet future operating liquidity and capital resource requirements, will be cash on hand, cash generated from operations, interest and principal payments received on its investments and loans and additional borrowings under the Credit Facilities. The primary demands on the Company's capital resources will be the funding required for the origination or acquisition of loans and other investments as the Company continues to expand its specialty finance operations and grow its portfolio of loans and other investments.

           The Company experienced a net decrease in cash of $31,813,000 for the six months ended June 30, 1999, compared to the net decrease of $39,464,000 for the six months ended June 30, 1998. The net use of cash in the first two quarters of 1999 was primarily due to the purchase of the BB CMBS Portfolio (net of the proceeds from the term redeemable securities contract) and loan originations off-set by additional borrowings while the net use of cash in the first two quarters of 1998 was due to the utilization of the proceeds of the Class A Common Stock offering completed in the fourth quarter of 1997 in making loans and other investments off-set by additional borrowings. Cash provided by operating activities during the six months ended June 30, 1999 decreased by $2,744,000 to $3,721,000, from $6,465,000 during the same period of 1998. For the six months ended June 30, 1999, cash used in investing activities was $80,698,000, a decrease of $271,132,000 from $351,830,000 used during the same period in 1998 that was primarily a result of the significant repayments received on loans and other investments and reduced loan origination activity since December 31, 1998. The decrease in cash provided by financing activities, which decreased $260,737,000 to $45,164,000 from $305,901,000, was due primarily to reduced levels of new borrowings and significant repayments of borrowings under the Credit Facilities.

           At June 30, 1999, the Company had two outstanding notes payable totaling $3,884,000, outstanding borrowings under the Credit Facilities of $332,934,000, outstanding borrowings on the term redeemable securities contract of $127,947,000 and outstanding repurchase obligations of $38,432,000. At June 30, 1999, the Company had $322,066,000 of borrowing capacity available under the Credit Facilities.

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

Nature and Level of Importance of Third Parties and their Exposure to the Year 2000 Issue

           The Company's loan servicing function is performed by an independent third party. This service includes the calculation of interest and principal for the Company's loans receivable, the processing of bills to the Company's customers and the maintenance of lock boxes and escrow accounts on behalf of borrowers. The vendor has advised the Company that they are Year 2000 compliant for loan servicing.

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

Costs of Year 2000 Compliance

           The Company utilized both internal and external resources to replace, test, and implement the software and operating equipment for Year 2000 modifications. The project was completed during the quarter ended June 30, 1999 and the Company incurred approximately $225,000 ($30,000 expensed and $195,000 capitalized for new systems and equipment) related to all phases of the Year 2000 project which was funded through operating cash flow. The Company does not expect any additional project costs.

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

           The Company currently has contingency plans in the event that the noted third parties do not complete their Year 2000 compliance.

Explanatory Note for the Use of Forward-Looking Statements
----------------------------------------------------------

           Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Section 21E of the Securities and Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the Company's current business plan, business strategy and portfolio management. The Company's actual results or outcomes may differ materially from those anticipated. Representative examples of such factors are discussed in more detail in the Company's Annual Report on Form 10-K, as amended, for the 1998 fiscal year, and include, among other things, the availability of desirable loan and investment opportunities, the ability to obtain and maintain targeted levels of leverage and borrowing costs, changes in interest rates, continued loan performance and repayment and the maintenance of loan loss allowance levels. The Company disclaims any intention or obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

           The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates at June 30, 1999. For financial assets and debt obligations, the table presents cash flows and weighted average interest rates based on the contractual maturity dates. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted-average variable rates are based on rates in effect as of the reporting date.


                                                                       Expected Maturity Dates
                                 -----------------------------------------------------------------------------------------------
                                     1999         2000        2001         2002        2003       Thereafter    Total    Fair Value
                                     ----         ----        ----         ----        ----       ----------    -----    ----------
                                                                         (dollars in thousands)

Assets:
CMBS
   Fixed Rate                          -            -           -         $193,673      -             -        $193,673   $179,312
      Average interest rate            -            -           -          11.23%       -             -        11.23%
   Variable Rate                       -            -           -            -       $ 36,509         -        $ 36,509   $ 32,441
      Average interest rate            -            -           -            -         9.74%          -         9.74%

Certificated Mezzanine
  Investments
   Variable Rate                       -         $ 45,038       -            -          -             -        $ 45,038   $ 45,038
      Average interest rate            -          9.96%         -            -          -             -         9.96%

Loans receivable
   Fixed Rate                       $ 13,986        -       $ 35,000     $   3,000      -          $ 97,999    $149,985   $148,688
      Average interest rate          11.73%         -        11.76%       12.50%        -           10.69%     11.08%
   Variable Rate                     $60,916      $99,496   $132,997     $  52,500      -          $ 26,500    $372,409   $360,399
      Average interest rate          12.46%       9.81%      10.60%       11.97%        -           10.91%     10.91%

Liabilities:
Credit facilities
   Variable Rate                       -        $153,603        -        $ 179,331      -             -        $332,934   $332,934
      Average interest rate            -          7.98%         -          7.44%        -             -         7.69%

Term redeemable securities
  contract
   Variable Rate                       -            -           -         $127,947      -             -        $127,947   $127,947
      Average interest rate            -            -           -           8.47%       -             -          8.47%

Repurchase obligations
   Variable Rate                    $ 38,432        -           -            -          -             -        $ 38,432   $ 38,432
      Average interest rate           6.42%         -           -            -          -             -          6.42%

Convertible Trust Preferred
  Securities
   Fixed Rate                          -            -           -            -          -          $150,000    $150,000   $145,944
      Average interest rate            -            -           -            -          -            8.93%      8.93%

Interest rate swaps                    -            -       $ 28,000      $137,812   $ 19,310       $53,250    $238,372   $  8,700
     Average fixed pay rate            -            -         5.79%         6.05%      6.04%         6.01%      6.01%
     Average variable receive
      rate                             -            -         4.93%         5.02%      4.96%         4.94%      4.99%


PART II. OTHER INFORMATION

ITEM 1:         Legal Proceedings

                               None

ITEM 2:         Changes in Securities

                               None

ITEM 3:         Defaults Upon Senior Securities

                               None

ITEM 4:         Submission of Matters to a Vote of Security Holders

                               None

ITEM 5:         Other Information

           On August 10, 1999, Veqtor Finance Company, L.L.C. ("Veqtor"), a company controlled by the chairman of the board, the vice chairman and chief executive officer and the vice chairman and chairman of the executive committee of the board of directors of the Company, consummated the redemption of the outstanding preferred units of limited liability company interests in Veqtor. Prior to the redemption, Veqtor held approximately 38% of the Company's then outstanding shares of Class A Common Stock and 100% of the Company's then outstanding shares of Class A Preferred Stock. In the redemption, the preferred units in Veqtor were redeemed in exchange for 1,292,103 shares of Class A Common Stock, 2,293,784 shares of class B common stock, par value $0.01 per share, of the Company, into which an equal number of shares of Class A Common Stock were converted, 2,277,585 shares of the Company's Class A Preferred Stock and 4,043,248 shares of class B 9.5% cumulative convertible non-voting preferred stock, par value $0.01 per share, of the Company, into which an equal number of shares of Class A Preferred Stock were converted, which shares of stock were distributed to the redeemed holders of preferred units according to their respective ownership interests in Veqtor. Veqtor intends to convert the remaining 5,946,825 shares of Class A Preferred Stock held by Veqtor into the same number of shares of Class A Common Stock prior to the next dividend declaration date whereupon it will own 9,320,531 shares of Class A Common Stock. This conversion will reduce the Company's annual dividends on preferred stock from $3,135,000 to approximately $1,615,000.

ITEM 6:         Exhibits and Reports on Form 8-K

      (a)    Exhibits

         Exhibit
         Number                                            Description

         11.1      Statements regarding computation of earnings (loss) per share

         27.1      Financial Data Schedules


      (b)    Reports on Form 8-K

           During the fiscal quarter ended June 30, 1999, the Company filed the following Current Reports on Form 8-K:

                               None

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CAPITAL TRUST



Date:  August 11, 1999                       /s/ John R. Klopp
     -----------------                       -----------------
                                             John R. Klopp
                                             Chief Executive Officer

                                             /s/ Edward L Shugrue III
                                             Edward L. Shugrue III
                                             Managing Director and
                                             Chief Financial Officer