Form 10-Q
period 1999-09-30
CAPITAL TRUST INC
filed 1999-11-12
CIK 1061630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number 1-14788
                       -------

                               Capital Trust, Inc.
                               -------------------
             (Exact name of registrant as specified in its charter)

              Maryland                                         94-6181186
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)

605 Third Avenue, 26th Floor, New York, NY                        10016
------------------------------------------                        -----
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:           (212) 655-0220
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

Yes [X]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

           The number of outstanding shares of the Registrant's Class A Common Stock as of November 11, 1999 was 21,988,524.

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

                               CAPITAL TRUST, INC.
                                      INDEX

Part I.   Financial Information

          Item 1:        Financial Statements                                                                        1

                    Consolidated Balance Sheets - September 30, 1999 (unaudited) and December 31, 1998
                         (audited)                                                                                   1

                    Consolidated Statements of Income - Three and Nine months Ended September 30, 1999
                         and 1998 (unaudited)                                                                        2

                    Consolidated Statements of Changes in Stockholders' Equity - Nine months Ended
                         September 30, 1999 and 1998 (unaudited)                                                     3

                    Consolidated Statements of Cash Flows - Nine months Ended September 30, 1999 and 1998
                         (unaudited)                                                                                 4

                    Notes to Consolidated Financial Statements (unaudited)                                           5

          Item 2:        Management's Discussion and Analysis of Financial Condition and Results of
                         Operations                                                                                 13

          Item 3:        Quantitative and Qualitative Disclosures about Market Risk                                 21


Part II.  Other Information

          Item 1:        Legal Proceedings                                                                          23

          Item 2:        Changes in Securities                                                                      23

          Item 3:        Defaults Upon Senior Securities                                                            23

          Item 4:        Submission of Matters to a Vote of Security Holders                                        23

          Item 5:        Other Information                                                                          23

          Item 6:        Exhibits and Reports on Form 8-K                                                           23

          Signatures                                                                                                24


                      Capital Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    September 30, 1999 and December 31, 1998
                                 (in thousands)

                                                                                           September 30,             December 31,
                                                                                              1999                      1998
                                                                                         -------------------      ------------------
                               Assets                                                        (Unaudited)              (Audited)

   Cash and cash equivalents                                                               $   16,837                 $   46,623
   Other available-for-sale securities, at fair value                                             -                        3,355
   Commercial mortgage-backed securities available-for-sale, at fair value                    218,288                     31,650
   Certificated mezzanine investments available-for-sale, at fair value                        44,743                     45,480
   Loans receivable, net of $6,575 and $4,017 reserve for possible credit losses at
     September 30, 1999 and December 31, 1998, respectively                                   510,768                    620,858
   Excess of purchase price over net tangible assets acquired, net                                291                        308
   Deposits and other receivables                                                                 722                        401
   Accrued interest receivable                                                                  7,537                      8,041
   Deferred income taxes                                                                        4,446                      3,029
   Prepaid and other assets                                                                     6,686                      6,693
                                                                                            ---------------      -------------------
Total assets                                                                                $ 810,318                 $  766,438
                                                                                            ===============      ===================

                              Liabilities and Stockholders' Equity

Liabilities:
   Accounts payable and accrued expenses                                                    $   7,265                       $12,356
   Notes payable                                                                                3,445                        4,247
   Credit facilities                                                                          329,291                      371,754
   Term redeemable securities contract                                                        128,786                      -
   Repurchase obligations                                                                      34,458                       79,402
   Deferred origination fees and other revenue                                                  4,053                        4,448
                                                                                            -----------------      -----------------
Total liabilities                                                                             507,298                      472,207
                                                                                            -----------------      -----------------

Company-obligated, mandatorily redeemable, convertible preferred securities of CT
   Convertible Trust I, holding solely 8.25% junior  subordinated  debentures of Capital
   Trust, Inc. ("Convertible Trust Preferred Securities")                                     146,143                      145,544
                                                                                            -----------------      ---------------

Stockholders' equity:
   Class A 9.5% cumulative convertible preferred stock, $0.01 par value, $0.26 cumulative annual dividend, 100,000 shares authorized, 2,278 and 12,268 shares issued and outstanding at September 30, 1999 and December 31, 1998, respectively (liquidation
     preference of $6,127)("Class A Preferred Stock")                                                23                        123
   Class B 9.5% cumulative convertible non-voting preferred stock, $0.01 par value, $0.26 cumulative annual dividend, 100,000 shares authorized, 4,043 shares issued and outstanding  at  September  30, 1999  (liquidation  preference  of $10,876)("Class B
     Preferred Stock" and together with Class A Preferred Stock, "Preferred Stock")                  40                         -
   Class A common stock, $0.01 par value, 100,000 shares authorized, 21,862 and
     18,159 shares issued and outstanding at September 30, 1999 and
     December 31, 1998, respectively                                                                219                        182
   Class B common stock, $0.01 par value, 100,000 shares authorized, 2,294 shares issued and
     outstanding at September 30, 1999 ("Class B Common Stock")                                      23                         -
   Restricted Class A Common Stock, $0.01 par value, 127 and 55 shares issued and outstanding at September 30, 1999 and December 31, 1998, respectively  ("Restricted
     Class A Common Stock" and together with Class A Common Stock and Class B
     Common Stock, "Common Stock")                                                                    1                          1
   Additional paid-in capital                                                                   189,456                    188,816
   Unearned compensation                                                                           (515)                      (418)
   Accumulated other comprehensive income/(loss)                                                 (5,317)                    (4,665)
   Accumulated deficit                                                                          (27,053)                   (35,352)
                                                                                              ----------------      ---------------
Total stockholders' equity                                                                      156,877                    148,687
                                                                                              ----------------      ---------------

Total liabilities and stockholders' equity                                                    $  810,318                $  766,438
                                                                                              ================      ================

          See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                        Consolidated Statements of Income
             Three and Nine months Ended September 30, 1999 and 1998
                      (in thousands, except per share data)
                                   (unaudited)


                                                                      Three Months Ended                  Nine months Ended
                                                                         September 30,                       September 30,
                                                                 -------------------------------    --------------------------------
                                                                     1999               1998               1999            1998
                                                                 ------------     --------------    --------------    -------------
Income from loans and other investments:
   Interest and related income                                   $     22,230     $     20,782      $     64,971     $    42,825
   Less: Interest and related expenses                                 10,701            8,714             28,443          18,311
                                                                 -----------      --------------    ---------------   --------------
      Income from loans and other investments, net                     11,529           12,068             36,528          24,514
                                                                 ------------     ---------------   ---------------   --------------
Other revenues:
   Advisory and investment banking fees                                1,970               829              7,144           9,479
   Other interest income                                                 138               261                983             941
   Gain on sale of investments                                            -                 -                  35              -
                                                                 ------------     ---------------   ---------------   --------------
      Total other revenues                                              2,108            1,090              8,162          10,420
                                                                 ------------     ---------------   ---------------   -------------

 Other expenses:
   General and administrative                                           3,341            4,482             12,202          11,743
   Other interest expense                                                  89               98                290             309
   Depreciation and amortization                                           89               63                264             171
   Provision for possible credit losses                                 1,040            1,119              3,073           2,359
                                                                 ------------     ----------------  ---------------   --------------
      Total other expenses                                              4,559            5,762             15,829          14,582
                                                                 ------------     ----------------  ---------------   --------------

Income before income taxes and distributions and amortization on
   Convertible Trust Preferred Securities
                                                                       9,078             7,396             28,861          20,352
     Provision for income taxes                                        4,287             3,053             13,770           8,312
                                                                 ------------     ----------------  ---------------   --------------

Income before distributions and amortization on Convertible
   Trust Preferred Securities                                          4,791             4,343             15,091          12,040
     Distributions and amortization on Convertible Trust
        Preferred Securities, net of income tax benefit of
        $1,552, $1,069, $4,656 and $1,069, respectively
                                                                       1,741             1,199              5,224           1,199
                                                                 -----------     ----------------   ---------------   --------------
Net income                                                             3,050             3,144              9,867          10,841
     Less: Preferred Stock dividend and dividend requirement
                                                                         403               783              1,971           2,351
                                                                 -----------     ---------------    ---------------   --------------
Net income allocable to shares of Common Stock                   $     2,647     $       2,361      $       7,896     $     8,490
                                                                 ===========     ================   ===============   ==============

Per share information: Net income per share of Common Stock:
      Basic                                                      $      0.11     $        0.13      $        0.39     $      0.47
                                                                 ===========     ================   ===============   =============
      Diluted                                                    $      0.10              0.10      $        0.32     $      0.35
                                                                 ===========     ================   ===============   =============
   Weighted average shares of Common Stock
          outstanding:
      Basic                                                       24,287,254        18,217,186         20,340,982      18,218,279
                                                                 ===========     ================   ===============   ==============
      Diluted                                                     30,908,087        30,612,406         30,904,582      30,705,867
                                                                 ============    ================   ===============   ==============

See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                  Nine months Ended September 30, 1999 and 1998
                           (in thousands) (unaudited)


                                                                                                                 Restricted
                                                                  Class A      Class B    Class A    Class B      Class A
                                              Comprehensive      Preferred    Preferred    Common    Common        Common
                                              Income/(loss)        Stock        Stock      Stock      Stock        Stock
                                            ----------------  --------------------------------------------------------------
Nine months ended September 30, 1998
--------------------------------------
Balance at December 31, 1997                  $      -        $   123      $    -        $   182     $    -      $      -
Net income                                        10,841          -             -            -            -             -
Change in unrealized gain (loss) on
  available-for-sale securities                   (2,693)         -             -            -            -             -
Issuance of Class A Common Stock
  under stock option plan                            -            -             -            -            -             -
Issuance of restricted
  Class A Common Stock                               -            -             -            -            -               1
Cancellation of previously issued
  restricted Class A Common Stock                    -            -             -            -            -             -
Restricted Class A Common Stock earned               -            -             -            -            -             -
Dividends paid on Preferred Stock                    -            -             -            -            -             -
                                            ---------------  ---------------------------------------------------------------
Balance at September 30, 1998                 $    8,148     $    123      $    -       $    182     $    -      $        1
                                            ===============  ===============================================================

Nine months ended September 30, 1999
--------------------------------------
Balance at December 31, 1998                  $      -       $    123      $    -       $    182     $    -      $        1
Net income                                         9,867          -             -            -            -             -
Change in unrealized loss on
  available-for-sale securities                     (652)         -             -            -            -             -
Conversion of Class A Common and
  Preferred Stock to Class B                         -            (40)           4           (23)          23           -
Conversion of Class A Preferred Stock to
  Class A Common Stock                               -            (60)          -             60          -             -
Issuance of Class A Common Stock
  unit awards                                        -            -             -            -            -             -
Cancellation of previously issued
  restricted Class A Common Stock                    -            -             -            -            -              (1)
Issuance of restricted
  Class A Common Stock                               -            -             -            -            -               1
Restricted Class A Common Stock earned               -            -             -            -            -             -
Dividends paid on Preferred Stock                    -            -             -            -            -             -
                                            ---------------  ---------------------------------------------------------------
Balance at September 30, 1999                 $    9,215     $     23      $     4      $    219     $     23     $       1
                                            ===============  ===============================================================

                                                                                   Accumulated
                                                 Additional                           Other
                                                   Paid-In        Unearned        Comprehensive      Accumulated
                                                   Capital      Compensation          Income           Deficit         Total
                                               -----------------------------------------------------------------------------------
Nine months ended September 30, 1998
-----------------------------------------------
Balance at December 31, 1997                    $    188,257    $       -        $       387     $     (45,660)   $   143,289
Net income                                               -              -                -              10,841         10,841
Change in unrealized gain (loss) on
  available-for-sale securities                          -              -             (2,693)              -           (2,693)
Issuance of Class A Common Stock
  under stock option plan                                 10            -                -                 -               10
Issuance of restricted
  Class A Common Stock                                   720           (725)             -                 -              -
Cancellation of previously issued restricted
  Class A Common Stock                                  (174)           156              -                 -              (18)
Restricted Class A Common Stock earned                   -              115              -                 -              115
Dividends paid on Preferred Stock                        -              -                -              (1,568)        (1,568)
                                               --------------------------------------------------------------------------------
Balance at September 30, 1998                   $     188,817   $      (454)     $    (2,306)    $     (36,387)   $   149,976
                                               ================================================================================

Nine months ended September 30, 1999
-----------------------------------------------
Balance at December 31, 1998                    $     188,816   $      (418)      $   (4,665)    $     (35,352)   $   148,687
Net income                                               -              -                -               9,867          9,867
Change in unrealized loss on
  available-for-sale securities                          -              -               (652)              -             (652)
Conversion of Class A Common and Preferred
  Stock to Class B                                       -              -                -                 -              -
Conversion of Class A Preferred Stock to
  Class A Common Stock                                   -              -                -                 -              -
Issuance of  Class A Common Stock unit
  awards                                                  312           -                -                 -              312
Cancellation of previously issued restricted
  Class A Common Stock                                   (271)          180              -                 -              (92)
Issuance of restricted
  Class A Common Stock                                    599          (600)             -                 -              -
Restricted Class A Common Stock earned                   -              323              -                 -              323
Dividends paid on Preferred Stock                        -              -                -              (1,568)        (1,568)
                                               --------------------------------------------------------------------------------
Balance at September 30, 1999                   $     189,456   $      (515)      $   (5,317)    $     (27,053)   $   156,877
                                               ================================================================================

          See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1999 and 1998
                           (in thousands) (unaudited)

                                                                                               1999                    1998
                                                                                          --------------    -----------------
Cash flows from operating activities:
   Net income                                                                             $     9,867         $     10,841
   Adjustments to reconcile net income to net cash provided by operating activities:
        Deferred income taxes                                                                  (1,417)                 -
        Provision for credit losses                                                             3,073                2,359
        Depreciation and amortization                                                             264                  171
        Restricted Class A Common Stock earned                                                    323                  115
        Net amortization of premiums and accretion of discounts on loans and investments
                                                                                                 (624)               1,025
        Accretion of discounts on term redeemable securities contract                           1,901                  137
        Net accretion of discounts and fees on Convertible Trust Preferred Securities
                                                                                                  599                  -
        Expenses reversed on cancellation of restricted stock previously issued                   (92)                 (18)
        Gain on sale of investments                                                               (35)                (100)
   Changes in assets and liabilities:
        Deposits and other receivables                                                           (321)                 (47)
        Accrued interest receivable                                                               504               (7,431)
        Prepaid and other assets                                                                 (182)              (4,095)
        Deferred origination fees and other revenue                                              (395)               4,685
        Accounts payable and accrued expenses                                                  (4,779)               2,063
                                                                                          --------------    -----------------
   Net cash provided by operating activities                                                    8,686                9,705
                                                                                          --------------    -----------------

Cash flows from investing activities:
        Purchases of commercial mortgage-backed securities                                   (185,947)             (36,335)
        Principal collections on and proceeds from sale of commercial mortgage-backed
           securities                                                                             -                 49,591
        Purchase of certificated mezzanine investments                                            -                (21,583)
        Principal collections on certificated mezzanine investments                               737                  328
        Origination and purchase of loans receivable                                         (102,593)            (500,981)
        Principal collections on and proceeds from sale of loans receivable                   208,937               50,901
        Purchases of equipment and leasehold improvements                                         (58)                (345)
        Principal collections and proceeds from sales of available-for-sale
           securities                                                                           3,344                5,841
                                                                                          --------------    -----------------
   Net cash used in investing activities                                                      (75,580)            (452,583)
                                                                                          --------------    -----------------

Cash flows from financing activities:
        Proceeds from repurchase obligations                                                    3,929               41,837
        Repayment of repurchase obligations                                                   (48,873)             (43,590)
        Proceeds from credit facilities                                                       200,026              564,646
        Repayment of credit facilities                                                       (242,489)            (295,730)
        Proceeds from notes payable                                                               224               10,000
        Repayment of notes payable                                                             (1,026)             (10,772)
        Net proceeds from issuance of Convertible Trust Preferred Securities                      -                145,197
        Dividends paid on Class A Preferred Stock                                              (1,568)              (1,568)
        Net proceeds from issuance of shares of Class A Common Stock under
           stock option plan                                                                      -                     10
        Net proceeds from issuance of term redeemable
           securities contract                                                                126,885                  -
                                                                                          --------------    -----------------
   Net cash provided by financing activities                                                   37,108              410,030
                                                                                          --------------    -----------------

Net decrease in cash and cash equivalents                                                     (29,786)             (32,848)
Cash and cash equivalents at beginning of year                                                 46,623               49,268
                                                                                          --------------    -----------------
Cash and cash equivalents at end of period                                                $    16,837         $     16,420
                                                                                          ==============    =================

See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                   (unaudited)


1.  Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the Annual Report on Form 10-K of Capital Trust, Inc. and Subsidiaries (collectively, the "Company") for the fiscal year ended December 31, 1998. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1999.

The accompanying unaudited consolidated interim financial statements of the Company include the accounts of the Company, VIC, Inc., a wholly owned subsidiary that serves as the general partner for Victor Capital Group, L.P. ("Victor Capital"), other wholly-owned subsidiaries of Victor Capital, Natrest Funding I, Inc. (a single purpose entity holding one Mortgage Loan), CT Convertible Trust I (a statutory trust which issued the Convertible Trust Preferred Securities) and CT-BB Funding Corp. (a single purpose entity holding fifteen commercial mortgage-backed securities ("CMBS")). All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles. Certain prior period amounts have been reclassified to conform to current period classifications.

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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

3.  Earnings Per Share of Class A Common Stock

Earnings per share of Common Stock is presented based on the requirements of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). Basic EPS is computed based on the income applicable to Common Stock (which is net income reduced by the dividends on the Preferred Stock) divided by the weighted-average number of shares of Common Stock outstanding during the period. Diluted EPS is based on the net earnings applicable to Common Stock plus dividends on the Preferred Stock, divided by the weighted average number of shares of Common Stock and potentially dilutive shares of Common Stock that were outstanding during the period. At September 30, 1999, potentially dilutive shares of Common Stock include the shares issuable pursuant to convertible Preferred Stock and dilutive Common Stock unit awards. At September 30, 1998, potentially dilutive shares of Common Stock include shares issuable pursuant to the convertible Preferred Stock and dilutive Common Stock options. The options outstanding during the period ended September 30, 1999 were not dilutive.

4.  Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on the Company's outstanding debt during the nine months ended September 30, 1999 and 1998 was $36,362,000 and $18,007,000, respectively.
Income taxes paid by the Company during the nine months ended September 30, 1999 and 1998 were $13,528,000 and $7,741,000, respectively.

5.  Commercial Mortgage-Backed Securities ("CMBS")

On March 3,  1999,  the  Company,  through  its then newly  formed  wholly-owned subsidiary, CT-BB Funding Corp., acquired a portfolio of fixed-rate "BB" rated CMBS (the "BB CMBS Portfolio") from an affiliate of the Company's credit provider under the First Credit Facility (as hereinafter defined). The portfolio, which is comprised of 11 separate issues with an aggregate face amount of $246.0 million, was purchased for $196.9 million. In connection with the transaction, an affiliate of the seller provided six-year term financing for 70% of the purchase price at a floating rate above the London Interbank Offered Rate ("LIBOR") and entered into an interest rate swap with the Company for the full duration of the BB CMBS Portfolio securities thereby providing a hedge for interest rate risk. The financing was provided at a rate which was below the current market for similar financings and, as such, the carrying amount of the assets and the debt were reduced by $10.9 million to adjust the yield on the debt to current market terms. The BB CMBS Portfolio securities bear interest at fixed rates that average 7.74% on the face amount and mature at various dates from March 2005 to December 2014. After giving effect to the discounted purchase price and the adjustment of the carrying amount of the assets to bring the debt to current market terms, the weighted average interest rate in effect at September 30, 1999 is 11.16%.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


6.   Loans receivable

At September 30, 1999 and December 31, 1998, the Company's loans receivable consisted of the following (in thousands):


                                                     September 30,          December 31,
                                                         1999                   1998
                                                 ---------------------- ----------------------
   (1)  Mortgage Loans                             $        270,108       $        305,578
   (2)  Mezzanine Loans                                     192,752                317,278
   (3)  Other loans receivable                               54,483                  2,019
                                                 ---------------------- ----------------------
                                                            517,343                624,875
   Less:  reserve for possible credit losses                 (6,575)                (4,017)
                                                 ---------------------- ----------------------
   Total loans                                     $        510,768       $        620,858
                                                 ====================== ======================

At September 30, 1999, the weighted average interest rate in effect, after giving effect to interest rate swaps and including amortization of fees and premiums, for the Company's loans receivable was as follows:

   (1)  Mortgage Loans                                          10.87%
   (2)  Mezzanine Loans                                         11.33%
   (3)  Other loans receivable                                  12.08%
             Total Loans                                        11.17%

At September 30, 1999, $388,404,000 (or approximately 75%) of the aforementioned loans bear interest at floating rates ranging from LIBOR plus 320 basis points to LIBOR plus 1000 basis points. The remaining $128,939,000 (or approximately 25%) of loans were financed at fixed rates ranging from 9.50% to 12.50%.

Since December 31, 1998, the Company originated three Mortgage Loans totaling $45.0 million, one other loan for $52.5 million and funded $5.1 million of commitments under four existing loans. The Company received full satisfaction of seven loans totaling $190.5 million and recorded a write-down of one loan asset by $500,000 and subsequently sold it for $9.5 million, at net book value, during the period. The Company also received $9.0 million of partial repayments on eight loans.

At September 30, 1999, the Company had additional commitments for fundings on outstanding loans and certificated mezzanine investments of approximately $32.9 million and had no other letters of intent outstanding for lending transactions.

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

An affiliate of the seller also entered into an interest rate swap with the Company for the full duration of the BB CMBS Portfolio securities thereby providing a hedge for interest rate risk. The notional values of the swaps were tied to the amount of debt for the term of the debt and then to the assets for the remaining terms of the assets. The market value of the swap at September 30, 1999 was $10,569,000.

By entering into the interest rate swap, the Company has effectively converted the term redeemable securities contract to a fixed interest rate of 6.55%. After adjusting the carrying amount and yield to current market terms, the term redeemable securities contract bears interest at a fixed interest rate of 9.73%.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


8.   Stockholders' Equity

Prior to August 10, 1999 (the "Conversion Date"), the Company's principal stockholder, Veqtor Finance Company, L.L.C. ("Veqtor"), owned 6,959,593 (or approximately 38%) of the outstanding shares of Class A Common Stock and all 12,267,658 of the outstanding shares of Class A Preferred Stock. Veqtor is controlled by the chairman of the board, the vice chairman and chief executive officer and the vice chairman and chairman of the executive committee of the board of directors of the Company in their capacities as the persons controlling the common members of Veqtor. Prior to Conversion Date, the common members owned approximately 48% and three commercial banks, as preferred members of Veqtor, owned approximately 52% of the equity ownership of Veqtor.

On the Conversion Date, in accordance with a commitment made by Veqtor and its common members, Veqtor redeemed the outstanding preferred units in Veqtor held by its preferred members in exchange for their pro rata portion of the Company's stock owned by Veqtor. Due to the regulatory status of the redeemed preferred members as bank holding companies or affiliates thereof, prior to effecting the transfer of stock upon the redemption, Veqtor was obligated to convert 2,293,784 shares of Class A Common Stock into an equal number of shares of Class B Common Stock and 4,043,248 shares of Class A Preferred Stock into an equal number of shares of Class B Preferred Stock. Pursuant to charter provisions relating to compliance with the Bank Holding Company Act of 1956, as amended ("BHCA"), bank holding companies or their affiliates can own no more than 4.9% of the voting stock of the Company. Therefore, in connection with the redemption, the redeemed preferred members received 1,292,103 shares of Class A Common Stock, 2,293,784 shares of non-voting Class B Common Stock, 2,277,585 shares of Class A Preferred Stock and 4,043,248 shares of non-voting Class B Preferred Stock. The Class B Common Stock and the Class B Preferred Stock are identical and have the same rights as the Class A Common Stock and the Class B Preferred Stock, respectively, except that neither the Class B Common Stock nor the Class B Preferred Stock have voting rights except as provided by law, and, subject to compliance with the BHCA, the Class B Common Stock and the Class B Preferred Stock are convertible on a one share for one share basis into Class A Common Stock and Class A Preferred Stock, respectively. After the Conversion Date, the common members of Veqtor own 100% of the equity ownership of Veqtor.

On September 30, 1999, in accordance with a commitment made by Veqtor and its common members, all 5,946,825 shares of Class A Preferred Stock were, upon exercise of existing conversion rights, converted into an equal number of shares of Class A Common Stock. As a result of this conversion, the Company's annual dividend on Preferred Stock has been reduced from $3,135,000 to $1,615,000.

As a result of the foregoing redemption and subsequent conversion transactions, as of September 30, 1999, Veqtor continued to own 9,320,531 (or approximately 42.4%) of the outstanding shares of Class A Common Stock.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

9.   Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes for the nine months ended September 30, 1999 and 1998, is comprised as follows (in thousands):

                                               1999                 1998
                                         ------------------   -----------------
     Current
        Federal                             $     9,030          $     4,516
        State                                     3,236                1,995
        Local                                     2,921                1,801
     Deferred
        Federal                                    (856)                -
        State                                      (295)                -
        Local                                      (266)                -
                                         ------------------   -----------------
     Provision for income taxes             $    13,770          $     8,312
                                         ==================   =================

The Company has federal net operating loss carryforwards ("NOLs") as of September 30, 1999 of approximately $11.9 million. Such NOLs expire through 2012. The Company also has a federal capital loss carryover of approximately $1.6 million that can be used to offset future capital gains. Due to CalREIT Investors Limited Partnership's ("CRIL") purchase of 6,959,593 Common Shares from the Company's former parent in January 1997 and another prior ownership change, a substantial portion of the NOLs are limited for federal income tax purposes to approximately $1.4 million annually. Any unused portion of such annual limitation can be carried forward to future periods.

The reconciliation of income tax computed at the U.S. federal statutory tax rate (35%) to the effective income tax rate for the nine months ended September 30, 1999 and 1998, are as follows (in thousands):


                                                                      1999                            1998
                                                         ------------------------------- --------------------------------
                                                               $               %                $               %
                                                         --------------- --------------- ---------------- ---------------
   Federal income tax at statutory rate                    $   10,101         35.0%        $    7,123          35.0%
   State and local taxes, net of federal
      tax benefit                                               3,623         12.6%             2,505          12.3%
   Utilization of net operating loss
      carryforwards                                              (368)        (1.3)%           (1,275)         (6.3)%
   Compensation in excess of
      deductible limits                                           362          1.2%              -                - %
   Other                                                           52          0.2%               (41)         (0.2)%
                                                         =============== =============== ================================
                                                           $   13,770         47.7%        $    8,312          40.8%
                                                         =============== =============== ================================

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes.

The components of the net deferred tax assets as of September 30, 1999 and December 31, 1998 are as follows (in thousands):

                                            September 30,                 December 31,
                                                 1999                         1998
                                        -----------------------      -----------------------
   Net operating loss carryforward         $         4,191              $          4,559
   Reserves  on other  assets and
     for  possible credit losses                     6,069                         4,621
   Other                                                88                           119
                                        -----------------------      -----------------------
   Deferred tax assets                              10,348                         9,299
   Valuation allowance                              (5,902)                       (6,270)
                                        -----------------------      -----------------------
                                           $         4,446              $          3,029
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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

10.  Employee Benefit Plans

1997 Long-Term Incentive Stock Plan

During the nine months ended September 30, 1999, the Company issued an aggregate of 352,000 options to acquire shares of Class A Common Stock with an exercise price of $6.00 per share (a price higher than the fair market value based on reported trading prices on the dates of the grant).

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

The following table summarizes the option activity under the incentive stock plan for the nine months ended September 30, 1999:

                                                                                                    Weighted
                                                                                                     Average
                                                                                                 Exercise Price
                                                 Options                Exercise Price             Per Share
                                               Outstanding                 per Share
                                           --------------------- ------------------------------ ----------------------
   Outstanding at January 1, 1999                   1,269,084            $6.00 - $11.38               $   8.46
      Granted in 1999                                 352,000                 $6.00                       6.00
      Exercised in 1999                               -                         -                         -
      Canceled in 1999                               (318,334)           $6.00 - $11.38                   8.47
                                           ---------------------                                ----------------------
   Outstanding at September 30, 1999                1,302,750            $6.00 - $10.00               $   7.80
                                           =====================                                ======================

At September 30, 1999, 499,405 of the options are exercisable. At September 30, 1999, the outstanding options have various remaining contractual exercise periods ranging from 7.75 to 9.50 years with a weighted average life of 8.50 years.

11.  Segment Reporting

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

Recent Ownership and Capital Stock Changes
------------------------------------------

           Prior to August 10, 1999 (the "Conversion Date"), the Company's principal stockholder, Veqtor Finance Company, L.L.C. ("Veqtor"), owned 6,959,593 (or approximately 38%) of the outstanding shares of Class A Common Stock and all 12,267,658 of the outstanding shares of Class A Preferred Stock. Veqtor is controlled by the chairman of the board, the vice chairman and chief executive officer and the vice chairman and chairman of the executive committee of the board of directors of the Company in their capacities as the persons controlling the common members of Veqtor. Prior to Conversion Date, the common members owned approximately 48% and three commercial banks, as preferred members of Veqtor, owned approximately 52% of the equity ownership of Veqtor.

           On the Conversion Date, in accordance with a commitment made by Veqtor and its common members, Veqtor redeemed the outstanding preferred units in Veqtor held by its preferred members in exchange for their pro rata portion of the Company's stock owned by Veqtor. Due to the regulatory status of the redeemed preferred members as bank holding companies or affiliates thereof, prior to effecting the transfer of stock upon the redemption, Veqtor was obligated to convert 2,293,784 shares of Class A Common Stock into an equal number of shares of Class B Common Stock and 4,043,248 shares of Class A Preferred Stock into an equal number of shares of Class B Preferred Stock. Pursuant to charter provisions relating to compliance with the Bank Holding Company Act of 1956, as amended ("BHCA"), bank holding companies or their affiliates can own no more than 4.9% of the voting stock of the Company. Therefore, in connection with the redemption, the redeemed preferred members received 1,292,103 shares of Class A Common Stock, 2,293,784 shares of non-voting Class B Common Stock, 2,277,585 shares of Class A Preferred Stock and 4,043,248 shares of non-voting Class B Preferred Stock.

           The Class B Common Stock and the Class B Preferred Stock are identical and have the same rights as the Class A Common Stock and the Class B Preferred Stock, respectively, except that the Class B Common Stock and the Class B Preferred Stock do not have voting rights and, subject to compliance with the BHCA, the Class B Common Stock and the Class B Preferred Stock are convertible on a one share for one share basis into Class A Common Stock and Class A Preferred Stock, respectively. After the Conversion Date, the common members of Veqtor owned 100% of the equity ownership of Veqtor.

           On September 30, 1999, in accordance with a commitment made by Veqtor and its common members, all 5,946,825 shares of Class A Preferred Stock were, upon exercise of existing conversion rights, converted into an equal number of shares of Class A Common Stock.

As a result of this conversion, the Company's annual dividend on preferred sock has been reduced from $3,135,000 to $1,615,000.

Overview of Financial Condition
-------------------------------

           During the first quarter of 1999, the Company, through its then newly formed wholly-owned subsidiary, CT-BB Funding Corp., acquired a portfolio (the "BB CMBS Portfolio") of "BB" rated commercial mortgage-backed securities ("CMBS") from an affiliate of the Company's credit provider under the First Credit Facility (as hereinafter defined). The portfolio, which is comprised of 11 separate issues with an aggregate face amount of $246.0 million, was purchased for $196.9 million. In connection with the transaction, an affiliate of the seller provided three-year term financing for 70% of the purchase price at a floating rate above the London Interbank Offered Rate ("LIBOR") and entered into an interest rate swap with the Company for the full duration of the BB CMBS Portfolio thereby providing a hedge for interest rate risk. The financing was provided at a rate which was below the current market for similar financings and, as such, the carrying amounts of the assets and the debt were reduced by $10.9 million which had the effect of adjusting the yield on the debt to current market terms. These securities bear interest at various fixed rates, which, when including the amortization of the discount, average 11.16%.

           Since December 31, 1998, the Company originated three Mortgage Loans totaling $45.0 million, one other loan for $52.5 million and funded $5.1 million of commitments under four existing loans. The Company received full satisfaction of seven loans totaling $190.5 million and recorded a write-down of one loan asset by $500,000 and subsequently sold it for $9.5 million, at net book value, during the period. The Company also received $9.0 million of partial repayments on eight loans. At September 30, 1999, the Company had outstanding loans, certificated mezzanine investments and investments in CMBS totaling approximately $780 million and additional commitments for fundings on outstanding loans and certificated mezzanine investments of approximately $32.9 million.

           During the nine months ended September 30, 1999, the Company sold all of its other available-for-sale securities that had an amortized cost of $2,764,000 for a $35,000 gain. In connection with the sale, the Company satisfied the repurchase obligation outstanding relating to these assets for $2,526,000.

           In connection with the sale of a loan described above, a repurchase obligation outstanding at December 31, 1998 for $7.5 million was satisfied. Two other repurchase obligations outstanding at December 31, 1998 totaling $27.0 million were satisfied by the transfer of the liabilities associated with the two related assets to the Credit Facilities (as hereinafter defined). A fourth repurchase obligation outstanding at December 31, 1998 for $10.5 million was settled for cash. At September 30, 1999, the Company was party to two repurchase obligations relating to assets sold by the Company with an aggregate carrying amount of $44.8 million, which approximates the assets' market value, and has liabilities to repurchase these assets for $34.5 million. The average interest rate in effect for all repurchase obligations at September 30, 1999 is 6.80%.

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

           At September 30, 1999, the Company had $329.3 million outstanding under the Credit Facilities. The decrease of $41.5 million in the amount outstanding under the Credit Facilities from the amount outstanding at December 31, 1998 was due to the significant loan repayments received, offset by the cash utilized in the BB CMBS Portfolio purchase, cash utilized in loan originations and cash utilized to satisfy the repurchase obligation which matured.

           As of September 30, 1999, certain of the Company's loans and other investments have been hedged with interest rate swaps so that the assets and the corresponding liabilities were matched at floating rates over LIBOR and certain of the Company's liabilities have been hedged so that the liabilities and the corresponding CMBS were matched at fixed rates. During the nine months ended September 30, 1999, the Company terminated two swaps and partially terminated a third swap in connection with the payoff of a loan and the sale of a loan resulting in a payment of $323,000. At September 30, 19999, the Company was party to interest rate swap agreements for notional amounts totaling approximately $238.4 million with financial institution counterparties whereby the Company swapped fixed-rate instruments, with average interest rates of approximately 6.01%, for floating rate instruments with interest rates at LIBOR. The agreements mature at varying times from September 2001 to July 2014.

           The Company is exploring strategic acquisitions and joint ventures in order to bolster its capital position, expand its business platform, grow its portfolio of interest earning assets, and to take advantage of potential consolidation opportunities in the sector. As a result, although the Company believes that the current lending environment is very favorable and the Company is able to originate and/or acquire loans and investments that meet its targeted risk/yield profile, the Company has made the strategic decision to manage its portfolio of loans and investments at its current level of approximately $800 million. In the short term, the Company plans to continue to originate and/or acquire new loans and investments sufficient to keep its portfolio of interest earning assets static and therefore does not expect in the short term the substantial increases in income from loans and investments corresponding to the substantial growth in interest earning assets that have occurred in recent years. The Company believes that by maintaining its investment portfolio at its current level, it will have sufficient sources of liquidity available to facilitate potential strategic acquisitions and/or joint ventures. No assurance can be given as to the successful negotiation and completion or the timing of such transactions.

Comparison of the Nine and Three Months Ended September 30, 1999 to the
-----------------------------------------------------------------------
     Nine and Three Months Ended September 30, 1998
     ----------------------------------------------

           The Company reported net income allocable to shares of Common Stock of $7,896,000 for the nine months ended September 30, 1999, a decrease of $594,000 from the net income allocable to shares of Common Stock of $8,490,000 for the nine months ended September 30, 1998. This change was primarily the result of reduced advisory and investment banking fees partially off-set by a reduction in the preferred stock dividend requirement and an increase in the income from loans and other investments, net. The Company reported net income allocable to shares of Common Stock of $2,647,000 for the three months ended September 30, 1999, an increase of $286,000 from the net income allocable to shares of Common Stock of $2,361,000 for the three months ended September 30, 1998. This change was primarily the result of a reduction in the preferred stock dividend requirement.

           Income from loans and other investments, net, amounted to $36,528,000 for the nine months ended September 30, 1999, an increase of $12,014,000 over the $24,514,000 amount for the nine months ended September 30, 1998. This increase was primarily due to the increase in the amount of average interest earning assets from approximately $468.8 million earning 12.2% for the nine months ended September 30, 1998 to approximately $740.5 million earning 11.7% for the nine months ended September 30, 1999. This decrease in the interest rate earned in 1999 from that earned in 1998 was mainly due to a decrease in LIBOR partially offset by an increase in additional interest and fees which were recognized upon the early termination of loans by the borrowers. LIBOR averaged 5.6% for the nine months ended September 30, 1998 and averaged 5.1% for the nine months ended September 30, 1999. Early terminations, which generated additional interest income of $3.2 million during the nine months ended September 30, 1998 and $4.0 million during the nine months ended September 30, 1999, had the effect of raising the average interest rate by 0.9% during the nine months ended September 30, 1998 and 0.7% during the nine months ended September 30, 1999. The increase in revenues was partially offset by an increase in the amount of average interest bearing liabilities from approximately $299.8 million at an average rate of 8.2% for the nine months ended September 30, 1998 to approximately $463.9 million at an average rate of 8.2% for the nine months ended September 30, 1999.

           Income from loans and other investments, net, amounted to $11,529,000 for the three months ended September 30, 1999, a decrease of $539,000 over the $12,068,000 amount for the three months ended September 30, 1998. This decrease was primarily due to the decrease in the average earning rate on interest earning assets from 12.5% for the three months ended September 30, 1998 to 11.2% for the three months ended September 30, 1999 and an increase in the amount of average interest bearing liabilities from approximately $417.8 million at an average rate of 8.3% for the three months ended September 30, 1998 to approximately $494.7 million at an average rate of 8.6% for the three months ended September 30, 1999. This decrease was offset by an increase in the amount of average interest earning assets from approximately $659.0 million for the three months ended September 30, 1998 to approximately $788.1 million for the three months ended September 30, 1999. This decrease in the interest rate earned in 1999 from that earned in 1998 was mainly due to a decrease in LIBOR and a decrease in additional interest and fees which were recognized upon the early termination of loans by the borrowers. LIBOR averaged 5.6% for the three months ended September 30, 1998 and averaged 5.3% for the three months ended September 30, 1999. Early terminations, which generated additional interest income of $1.5 million during the three months ended September 30, 1998 (versus zero income in the same period of 1999) had the effect of raising the average interest rate by 0.9% during the three months ended September 30, 1998.

           In addition, the Company also utilized proceeds from the $150.0 million of Convertible Trust Preferred Securities that were issued on July 28, 1998 to finance its interest earning assets. During the three and nine months ended September 30, 1999, the Company recognized $1,741,000 and $5,224,000, respectively, of net expenses related to these securities. During the three and nine months ended September 30, 1998, the Company recognized $1,199,000 of net expenses related to these securities. Distributions to the holders totaled $3,094,000 and $9,281,000 for the three and nine months ended September 30, 1999, respectively, and $2,131,000 for the three and nine months ended September 30, 1998. Amortization of discount and origination costs totaled $199,000 and $599,000, respectively, during the three and nine months ended September 30, 1999 and $137,000 for the three and nine months ended September 30, 1998. This was partially offset by a tax benefit of $1,552,000 and $4,656,000, respectively during the three and nine months ended September 30, 1999 and $1,069,000 for the three and nine months ended September 30, 1998.

           During the nine months ended September 30, 1999, other revenues decreased $2,258,000 to $8,162,000 over the same period in 1998. The increase during the three months ended September 30, 1999 over the same period in 1998 was $1,018,000 to $2,108,000. The changes for the three and nine months ended September 30, 1999 was primarily due to the timing and size of advisory and investment banking fees generated by Victor Capital and its related subsidiaries.

           Other expenses increased from $14,582,000 for the nine months ended September 30, 1998 to $15,829,000 for nine months ended September 30, 1999 and decreased from $5,762,000 for the three months ended September 30, 1998 to $4,559,000 for three months ended September 30, 1999. The largest components of other expenses are employee salaries and related costs and the provision for possible credit losses. In March 1999, to reduce general and administrative expenses to a level in line with budgeted business activity, the Company reduced its workforce by approximately 30% and recorded a restructuring charge of $650,000. This charge along with the higher number of employees in the first quarter accounted for the increase in general and administrative expenses for the nine months ended September 30, 1999 as compared to the same period in 1998. The reduction in workforce was the primary factor in the reduced general and administrative expenses for the three months ended September 30, 1999. For the three months ended September 30, 1999, the Company had an average of 30 employees as compared to 47 for the same period in 1998. For the nine months ended September 30, 1999, the Company had an average of 35 employees as compared to 41 for the same period in 1998. The Company had 30 full time employees at September 30, 1999. The increase in the provision for possible credit losses from $2,359,000 for the nine months ended September 30, 1998 to $3,073,000 for the nine months ended September 30, 1999 was due to the increase in average earning assets as previously described.

For the nine months ended September 30, 1999 and 1998, the Company accrued income tax expense of $13,770,000 and $8,312,000, respectively, for federal, state and local income taxes. For the three months ended September 30, 1999 and 1998, the Company accrued income tax expense of $4,287,000 and $3,053,000, respectively, for federal, state and local income taxes.

The increase in the effective tax rate (from 40.8% to 47.7% for the nine month period and from 41.3% to 47.2% for the three month period) was primarily due to a decrease in the net operating loss carryforwards available to offset taxable income. For the three and nine months ended September 30, 1998, net operating loss carryforwards reduced the effective tax rate by 5.7% and 6.3%, respectively, due to significant losses generated in 1997 that were not limited for utilization in 1998. For the three and nine months ended September 30, 1999, the reduction was only 1.4% and 1.3%, respectively, as all of the losses generated in 1997 were utilized in 1998.

           The preferred stock dividend and dividend requirement arose in 1997 as a result of the Company's issuance of $33 million of shares of Class A Preferred Stock on July 15, 1997. Dividends accrued on these shares at a rate of 9.5% per annum on a per share price of $2.69 for the 12,267,658 shares outstanding or $3,135,000 per annum through the second quarter of 1999. As discussed above, 5,946,825 shares of Preferred Stock were converted to an equal number of shares of Common Stock during the third quarter of 1999 thereby reducing to 6,320,833 the number of outstanding shares of Preferred Stock and the dividend requirement to $403,000 for the third quarter.

Liquidity and Capital Resources
-------------------------------

           At September 30, 1999, the Company had $16,837,000 in cash. The primary sources of liquidity for the Company for the remainder of 1999, which the Company believes will adequately meet future operating liquidity and capital resource requirements, will be cash on hand, cash generated from operations, interest and principal payments received on its investments and loans and additional borrowings under the Credit Facilities.

           The Company experienced a net decrease in cash of $29,786,000 for the nine months ended September 30, 1999, compared to the net decrease of $32,848,000 for the nine months ended September 30, 1998. The net use of cash in the first three quarters of 1999 was primarily due to the purchase of the BB CMBS Portfolio (net of the proceeds from the term redeemable securities contract) and loan originations off-set by additional borrowings while the net use of cash in the first three quarters of 1998 was due to the utilization of the proceeds of the Class A Common Stock offering completed in the fourth quarter of 1997 in making loans and other investments off-set by additional borrowings. Cash provided by operating activities during the nine months ended September 30, 1999 decreased by $1,019,000 to $8,686,000, from $9,705,000 during the same period of 1998. For the nine months ended September 30, 1999, cash used in investing activities was $75,580,000, a decrease of $377,003,000 from $452,583,000 used during the same period in 1998 that was primarily a result of the significant repayments received on loans and other investments and reduced loan origination activity since December 31, 1998. The decrease in cash provided by financing activities, which decreased $372,922,000 to $37,108,000 from $410,030,000, was due primarily to reduced levels of new borrowings and significant repayments of borrowings under the Credit Facilities.

           At September 30, 1999, the Company had two outstanding notes payable totaling $3,445,000, outstanding borrowings under the Credit Facilities of $329,291,000, outstanding borrowings on the term redeemable securities contract of $128,786,000 and outstanding repurchase obligations of $34,458,000. At September 30, 1999, the Company had $319,138,000 of borrowing capacity available under the Credit Facilities.

Year 2000 Information

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

Nature and Level of Importance of Third Parties and their Exposure to the Year 2000 Issue

           The Company's loan servicing function is performed by an independent third party. This service includes the calculation of interest and principal for the Company's loans receivable, the processing of bills to the Company's customers and the maintenance of lock boxes and escrow accounts on behalf of borrowers. The vendor has advised the Company that it is Year 2000 compliant for loan servicing.

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

           The  following  table  provides   information   about  the  Company's
financial instruments that are sensitive to changes in interest rates at September 30, 1999. For financial assets and debt obligations, the table presents cash flows and weighted average interest rates based on the contractual maturity dates. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted-average variable rates are based on rates in effect as of the reporting date.

                                                                  Expected Maturity Dates
                             ---------------------------------------------------------------------------------------------------
                                1999         2000        2001         2002        2003     Thereafter       Total       Fair Value
                                ----         ----        ----         ----        ----     ----------       -----       ----------
                                                                    (dollars in thousands)
Assets:
CMBS
   Fixed Rate                     -            -           -         $193,673       -           -           $ 193,673     $ 184,542
      Average interest rate       -            -           -          11.16%        -           -              11.16%
   Variable Rate                  -            -           -            -        $ 36,509       -           $  36,509     $  32,202
      Average interest rate       -            -           -            -         11.45%        -              11.45%

Certificated Mezzanine
  Investments
   Variable Rate                  -         $ 44,743       -            -           -           -           $  44,743     $ 44,743
      Average interest rate       -           10.14%       -            -           -           -              10.14%

Loans receivable
   Fixed Rate                     -            -        $ 28,000    $  3,000        -        $ 96,929       $ 127,929     $ 126,779
      Average interest rate       -            -          12.59%       12.50%       -          11.41%          11.69%
   Variable Rate                $61,799     $114,711    $132,736    $  52,500       -        $ 26,500       $ 388,247     $ 374,118
      Average interest rate      12.65%       10.24%      10.81%       12.17%       -          11.15%          11.14%

Liabilities:
Credit facilities
   Variable Rate                  -         $153,603        -       $ 175,688       -           -           $ 329,291     $ 329,291
      Average interest rate       -            8.49%         -          7.77%       -           -               8.11%

Term redeemable securities
  contract
   Variable Rate                  -            -           -        $ 137,812       -           -           $ 137,812     $ 128,786
      Average interest rate       -            -           -            9.02%       -           -               9.02%

Repurchase obligations
   Variable Rate               $ 34,458        -           -            -           -           -           $  34,458     $  34,458
      Average interest rate       6.80%        -           -            -           -           -               6.80%

Convertible Trust Preferred
  Securities
   Fixed Rate                     -            -           -            -           -        $150,000       $ 150,000     $ 146,143
      Average interest rate       -            -           -            -           -          9.02%            9.02%

Interest rate swaps               -            -       $ 28,000     $ 137,812    $ 19,310    $ 53,250       $ 238,372     $ 12,748
     Average fixed pay rate       -            -          5.79%         6.05%       6.04%       6.01%           6.01%
     Average variable
      receive rate                -            -          5.37%         5.38%       5.38%       5.37%           5.38%

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

ITEM 6:         Exhibits and Reports on Form 8-K

      (a)    Exhibits

         Exhibit
         Number                       Description

11.1       Statements regarding computation of earnings (loss) per share

27.1       Financial Data Schedules


      (b)    Reports on Form 8-K

           During the fiscal quarter ended September 30, 1999, the Company filed the following Current Reports on Form 8-K:

                               None

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CAPITAL TRUST



Date:  November 11, 1999              /s/ John R. Klopp
     -------------------              -----------------
                                      John R. Klopp
                                      Chief Executive Officer

                                      /s/ Edward L. Shugrue III
                                      ------------------------
                                      Edward L. Shugrue III
                                      Managing Director and
                                      Chief Financial Officer