Form 10-K
period 1999-12-31
CAPITAL TRUST INC
filed 2000-03-30
CIK 1061630

As filed with the Securities and Exchange Commission on March 30, 2000

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended December 31, 1999
                                 -----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the Transition  period from  _____________ to _______________

Commission File Number 1-14788
                       -------

                               Capital Trust, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Maryland                                                         94-6181186
                  --------                                                         ----------
       (State or other jurisdiction of                                          (I.R.S. Employer
       incorporation or organization)                                          Identification No.)

605 Third Avenue, 26th Floor, New York, NY                                            10016
-------------------------------------------                                           -----
       (Address of principal executive offices)                                    (Zip Code)

Registrant's telephone number, including area code:                              (212) 655-0220
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
                                                Yes  X               No  __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                  MARKET VALUE
                                  ------------

Based on the closing sales price of $3 13/16 per share, the aggregate market value of the outstanding Class A Common Stock held by non-affiliates of the registrant as of March 20, 2000 was $50,402,000.

                                OUTSTANDING STOCK
                                -----------------

As of March 20, 2000 there were 22,318,828 outstanding shares of Class A Common Stock. The Class A Common Stock is listed on the New York Stock Exchange (trading symbol "CT"). Trading is reported in many newspapers as "CapitalTr".

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Part III incorporates information by reference from the Registrant's definitive proxy statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.


------------------------------------------------------------------------------

                               CAPITAL TRUST, INC.
------------------------------------------------------------------------------
                                                                                       PAGE

Explanatory Note Regarding Succession Transaction                                        ii
Explanatory Note Regarding Forward-Looking Statements Safe Harbor                        ii

------------------------------------------------------------------------------

PART I
------------------------------------------------------------------------------

Item 1.           Business                                                                1
Item 2.           Properties                                                             13
Item 3.           Legal Proceedings                                                      13
Item 4.           Submission of Matters to a Vote of Security Holders                    14
------------------------------------------------------------------------------

PART II
------------------------------------------------------------------------------

Item 5.           Market for the Registrant's Common Equity and Related Security
                           Holder Matters                                                15
Item 6.           Selected Financial Data                                                16
Item 7.           Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                         17
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk             25
Item 8.           Financial Statements and Supplementary Data                            27
Item 9.           Changes in and Disagreements with Accountants on Accounting
                           and Financial Disclosure                                      27
------------------------------------------------------------------------------

PART III
------------------------------------------------------------------------------

Item 10.          Directors and Executive Officers of the Registrant                     28
Item 11.          Executive Compensation                                                 28
Item 12.          Security Ownership of Certain Beneficial Owners and Management         28
Item 13.          Certain Relationships and Related Transactions                         28
------------------------------------------------------------------------------

PART IV
------------------------------------------------------------------------------

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K        29
------------------------------------------------------------------------------

Signatures                                                                               33

Index to Consolidated Financial Statements                                              F-1

EXPLANATORY NOTE REGARDING SUCCESSION TRANSACTION
-------------------------------------------------

     Capital Trust, Inc., a Maryland corporation (the "Company"), is the successor to Capital Trust, a California business trust (the "Predecessor"), following consummation of the reorganization whereby the Predecessor ultimately merged with and into the Company. Upon consummation of the Reorganization, the entire class of class A common stock, par value $0.01 per share, of the Company became registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in accordance with Rule 12g-3(a) thereunder. The Commission assigned a new file number (File No. 1-14788), replacing the Predecessor's file number (File No. 1-8063), for use in periodic filings required under the Exchange Act and the rules thereunder.


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

                                     PART I
------------------------------------------------------------------------------

Item 1.   Business
------------------------------------------------------------------------------

General
-------

     Capital Trust, Inc. (the "Company") is an investment management and real estate finance company designed to take advantage of high-yielding lending and investment opportunities in commercial real estate and related assets. The Company, for its own account and as an investment manager, makes investments in various types of income-producing commercial real estate and its current investment program emphasizes senior and junior commercial mortgage loans, certificated mezzanine investments, direct equity investments and subordinated interests in commercial mortgage-backed securities ("CMBS"). Pursuant to the Company's current business strategy, the Company seeks to manage its portfolio of loans and other assets such that a majority of the Company's investments are subordinate to third-party financing but senior to the owner/operator's equity position and therefore represent "mezzanine" capital.

     As discussed herein, the Company recently entered into a strategic relationship with Citigroup Investments Inc. ("Citigroup"), pursuant to which, among other things, affiliates of the parties will co-sponsor, commit to invest capital in and manage a series of high-yield commercial real estate mezzanine investment opportunity funds (collectively, "Mezzanine Funds"). This venture represents a new strategic direction for the Company as it transitions itself from primarily a balance sheet lender to an investment management firm engaged in originating, structuring and managing high-yield real estate financial assets for third party investment funds. It is the intent of the Company to invest in these funds, to continue to aggressively manage its existing investment portfolio, and to selectively add investments to its portfolio that do not conflict with its role as exclusive investment manager to the Mezzanine Funds.

     The Company also provides real estate investment banking, advisory and asset management services through its wholly owned subsidiary, Victor Capital Group, L.P. ("Victor Capital"). The Company otherwise remains positioned opportunistically to invest on balance sheet in a diverse array of real estate and finance-related assets and enterprises, including operating companies, which satisfy its investment criteria. Unless the context otherwise requires, "the Company" means Capital Trust, Inc., a Maryland Corporation, its consolidated subsidiaries and its predecessor, Capital Trust (f/k/a California Real Estate Investment Trust, a California business trust (the "Predecessor")).

     In executing its business plan, the Company utilizes the extensive real estate industry contacts and relationships of Equity Group Investments, L.L.C. ("EGI"). EGI is a privately held real estate and corporate investment firm controlled by Samuel Zell, who serves as chairman of the board of directors of the Company. Mr. Zell is chairman of the board of trustees of Equity Office Properties Trust and Equity Residential Properties Trust, the largest U.S. real estate investment trusts ("REITs") operating in the office and multifamily residential sectors, respectively. The Company also draws upon the extensive client roster of Victor Capital for potential investment opportunities and expects to realize origination synergies from its strategic relationship with Citigroup and its affiliates, which together constitute the most global financial services company, providing some 100 million consumers, corporations and institutions with a broad array of financial products and services.

Strategic Relationship with Citigroup

     On March 8, 2000, the Company entered into a strategic relationship with Citigroup in connection with commencing its new investment management business. Together, the strategic partners have agreed, among other things, to co-sponsor, commit to invest capital in, and manage a series of Mezzanine Funds. In connection with this relationship, Citigroup and the Company have made capital commitments to the Mezzanine Funds of up to an aggregate of $400.0 million and $112.5 million, respectively, subject to certain terms and conditions.

     The strategic relationship is governed by a venture agreement, dated as of March 8, 2000 (the "Venture Agreement"), pursuant to which the parties have created CT Mezzanine Partners I LLC ("Fund I"), funded with capital commitments of $150 million and $50 million from Citigroup and the Company, respectively, subject to identification of suitable investments of suitable investments acceptable to Citigroup and the Company. A wholly owned subsidiary of the Company serves as the exclusive investment manager to Fund I, which is currently negotiating suitable investments for the fund. Additionally, Citigroup and the Company have agreed to additional capital commitments of up to $250.0 million and $62.5 million, respectively, to future co-sponsored Mezzanine Funds that close prior to December 31, 2001 subject to third-party capital commitments and other conditions contained the Venture Agreement.

     Pursuant to the Venture Agreement, an affiliate of the Company has been named the exclusive investment manager to the Mezzanine Funds. Further, each party has agreed to certain exclusivity obligations with respect to the origination of assets suitable for the Mezzanine Funds and the Company granted Citigroup the right of first refusal to co-sponsor future Mezzanine Funds. The Company has also agreed, as soon as practicable, to take the steps necessary for it to be treated as a REIT for tax purposes subject to changes in law, or good faith inability to meet the requisite qualifications. Unless the Company can find a suitable "reverse merger" REIT candidate, the earliest that the Company can qualify for re-election to REIT status will be upon filing its tax return for the year ended December 31, 2002.

     The Company believes that its new business venture with Citigroup emphasizes its strengths and provides it with the building blocks for a scalable platform for high quality earnings growth. It also shifts the Company's focus from that of a "balance sheet" lender to that of an investment manager. The investment management business, as structured with Citigroup, also allows the Company to tap the private equity markets as a source of fresh capital to fund its business. The venture further provides the potential for significant operating leverage allowing the Company to grow earnings and to increase return on equity without simply incurring additional financial risk.

Developments During Fiscal Year 1999
------------------------------------

     Fiscal year 1999 represented the Company's second full year of operations as a specialty finance and advisory company. During the year, the Company increased its total asset base to $827.8 million at December 31, 1999 from $766.4 million at December 31, 1998. The Company's growth was primarily the result of its originating and funding approximately $302 million of new loan and investment assets and further advances under existing unfunded commitments net of $211 million of repayments, satisfactions and dispositions. The Company funded this increase in assets with credit obtained pursuant to a term redeemable securities contract entered into in connection with the purchase of a portfolio of CMBS assets as described below.

     The Company believes that its Credit Facilities (as hereinafter defined) and the proceeds from capital raising activities provide the Company with the capital necessary to meet its capital commitments to the Mezzanine Funds, and as permitted, to expand and diversify its portfolio of loans and other investments enabling the Company to compete for and consummate larger transactions meeting the Company's target risk/return profile. In addition to traditional capital sources, the Company has explored, and will continue to explore, diversified capital sources to fund its investment activities including, but not limited to, other joint-ventures, strategic alliances and money management ventures.

     Since December 31, 1998, the Company has identified, negotiated and committed to fund or acquire five loans and investments. These include three Mortgage Loans (as hereinafter defined) totaling $45.0 million, one corporate loan for $52.5 million, which the Company classified in other loans, and a diversified portfolio of "BB" rated CMBS Subordinated Interests (as hereinafter defined) with an aggregate face amount of $246.0 million which were purchased for $196.9 million. The Company also funded $7.2 million of commitments under four loans and Certificated Mezzanine Investments (as hereinafter defined)
originated in prior periods. These increases were offset by the full satisfaction of seven loans totaling $190.5 million and the recording of a write-down on one loan asset for $500,000 and the subsequent sale of it for $9.5 million, at net book value, during the period. The Company also received $10.8 million of partial repayments on loans and Certificated Mezzanine Investments. At December 31, 1999, the Company had outstanding loans, certificated mezzanine investments and investments in CMBS totaling approximately $777 million and additional commitments for fundings on outstanding loans and certificated mezzanine investments of approximately $30.8 million.

     During 1999, the Company accessed $137.8 million of additional credit through its borrowing under the Term Redeemable Securities Contract in conjunction with its BB CMBS Portfolio acquisition (as hereinafter defined). The Company also extended the maturity of its two Credit Facilities by more than one year on each facility.

     As of December 31, 1999, the Company's portfolio of financial assets consisted of ten Mortgage Loans, ten Mezzanine Loans, two Certificated Mezzanine Investments, four other loans, including the corporate loan issued in 1999, (collectively the "Loan Portfolio") and 18 classes of CMBS Subordinated Interests (together with the Loan Portfolio, the "Investment Portfolio"). At December 31, 1999, one Senior Mortgage Loan with a principal balance of $21,114,000 was in default due to the loan maturing on December 29, 1999; at December 31, 1999, the loan was earning a fixed interest rate of 20% (the default rate) and was repaid in full with interest on January 7, 2000. During 1999, the Company recorded a write-down of one loan asset by $500,000 and subsequently sold it for $9.5 million, at book value. There were no other delinquencies or losses on such assets as of December 31, 1999 and for the year then ended. The table set forth below details the composition of the Investment Portfolio at December 31, 1999.


                    Underlying    Number
Type of Loan/        Property    of Loans/     Original      Outstanding       Unfunded      Current     Interest
Investment             Type     Investments   Commitment     Face Amount      Commitment    Maturity       Rate
-----------         ----------  -----------   ----------     -----------      ----------    --------   --------------

Senior Mortgage     Office/        7         $ 195,477,000  $ 176,775,000   $  14,808,000   1999 to    Fixed: 20.00%
   Loans            Retail/                                                                   2001     Variable: LIBOR +
                    Hotel                                                                                3.20% to LIBOR +
                                                                                                         10.00%

Subordinate         Office/        3           102,000,000     93,557,000       8,443,000   2000 to    Variable: LIBOR +
   Mortgage Loans   Hotel                                                                     2001      5.08% to LIBOR +
                                                                                                        7.00%

Mezzanine Loans     Office/       10           212,045,000    191,673,000         --        2000 to    Fixed: 10.81% to
                    Retail/                                                                   2008       12.50%
                    Assisted                                                                           Variable: LIBOR +
                    Living/                                                                              5.25% to LIBOR +
                    Hotel                                                                                8.25%

Certificated        Office         2            54,466,000     45,432,000       7,536,000   2000       Variable: LIBOR +
   Mezzanine                                                                                           3.95% to LIBOR +
   Investments                                                                                         5.50%

CMBS (1)            Various       18           282,526,000    282,526,000         --        2003 to    Fixed: 7.00% to
                                                                                              2114       9.16%
                                                                                                       Variable: LIBOR +
                                                                                                         2.75% to LIBOR +
                                                                                                         7.00%

Other Loans         Retail/        4            55,050,000     54,471,000         --        2000 to    Fixed: 9.50%
                    Commercial/                                                                2017     Variable: LIBOR +
                    Corporate                                                                                     5.00% to LIBOR +
                                                                                                         6.00%

     Total                        44          $901,564,000   $844,4345,000    $ 30,787,000
                                  ==          ============   ============    ============


(1) With respect to the CMBS, in 1998, the Company purchased $36,509,000 face amount of interests in three classes of CMBS Subordinated Interests issued by a financial asset securitization investment trust for $36,335,000, which, at December 31, 1999, had an amortized cost of $36,396,000 and a market value of $33,089,000.

     In March 1999, the Company purchased 15 "BB" rated CMBS subordinated interest securities from 11 separate issues (the "BB CMBS Portfolio") with an aggregate face amount of $246.0 million for $196.9 million. In connection with the transaction, an affiliate of the seller provided three-year term financing for 70% of the purchase price at a floating rate above the London Interbank Offered Rate ("LIBOR") and entered into an interest rate swap with the Company for the full duration of the BB CMBS Portfolio securities thereby providing a hedge for interest rate risk. The financing was provided at a rate that was below the current market for similar financings and, as such, the carrying amount of the assets and the debt were reduced by $10,927,000 to adjust the yield on the debt to current market terms. At

     December 31, 1999, the portfolio had an amortized carrying value of $187,825,000 and a market value of $175,806,000.

Real Estate Lending and Investment Market
-----------------------------------------

     The Company believes that the continued strength of commercial real estate property values, coupled with fundamental structural changes in the real estate capital markets (primarily related to the growth in CMBS issuance) and the effect of the general credit spread widening since the global capital markets crisis in September 1998, has created significant market-driven opportunities for companies specializing in commercial real estate lending and investing. Such opportunities are expected to result from the following developments:

     o Scale and Rollover. The U.S. commercial mortgage market--a market that is comparable in size to the corporate and municipal bond markets--has approximately $1.2 trillion in total mortgage debt outstanding, which debt is primarily held privately. In addition, a significant amount of commercial mortgage loans held by U.S. financial institutions is scheduled to mature in the near future.

     o Rapid Growth of Securitization. With issuance volume of approximately $66 billion in 1999, the total estimated CMBS market capitalization has grown to $300 billion from approximately $6 billion in 1990. To date, the CMBS market expansion has been fueled in large part by "conduits" that originate whole loans primarily for resale to financial intermediaries, which in turn package the loans as securities for distribution to public and private investors.

        The Company believes that as the underwriting criteria utilized by securitized lenders becomes accepted as the market standard, borrowers are left constrained by relatively inflexible securitization/rating agency standards, including lower loan-to-value ratios, thereby creating significant demand for mezzanine financing (typically between 65% and 90% of total capitalization). In addition, since many high quality loans may not immediately qualify for securitization, due primarily to rating agency guidelines, or other factors, significant opportunities are created for shorter-maturity bridge and transition mortgage financings.

     o  Consolidation.  As the real  estate  market  continues  to  evolve,  the
        Company expects that consolidation will occur and efficiency will increase. Over time, the Company believes that the market leaders in the real estate finance sector will be fully integrated finance companies capable of originating, underwriting, structuring, managing and retaining real estate risk, whether as a principal or as an investment manager.

     The Company believes that the commercial real estate capital markets for both debt and equity are in the midst of dramatic structural change. As a result, the need for mezzanine investment capital has grown significantly. The Company seeks to capitalize on this market opportunity.

Business Strategy
-----------------

     Whether as a principal or as an investment manager, the Company seeks to generate returns from a portfolio of leveraged investments. As it commences its transition to an investment management firm, the Company will further seek to generate additional revenue from investment management fees and promotional returns that will be tied to a portfolio of leveraged investments held by the managed funds. The Company currently pursues investment and lending opportunities designed to capitalize on inefficiencies in the real estate capital, mortgage and finance markets. The Company also earns revenue from its real estate advisory and investment banking services.

     The Company believes that it is well positioned to capitalize on the market opportunities, which, if carefully underwritten, structured and monitored, represent attractive investments that pose potentially less risk than direct equity ownership of real property. Further, the Company believes that the rapid growth of the CMBS market has given rise to opportunities for the Company to selectively acquire non-investment grade classes of such securities, which the Company believes are priced inefficiently in terms of their risk/reward profile.

     During 1999, the Company dedicated significant resources to exploring strategic acquisitions and joint ventures in order to bolster its capital position, expand its business platform, grow its portfolio of interest earning assets, and to take advantage of potential consolidation opportunities in the sector. Although the Company believed that during 1999 the lending environment was very favorable and that the Company was able to originate and/or acquire loans and investments meeting its targeted risk/yield profile, the Company made the strategic decision to manage its portfolio of loans and investments at its current level of approximately $800 million. During 1999, in keeping with this plan, the Company originated sufficient new loans and investments to keep its portfolio of interest earning assets static and therefore did not experience the substantial increases in net interest income from loans and investments corresponding to the substantial growth in interest earning assets that had occurred in prior years. The Company believed that by maintaining its investment portfolio at its current level, it was able to preserve sufficient sources of liquidity to facilitate potential strategic acquisitions and/or joint ventures such as the strategic relationship concluded with Citigroup.

     The Company's investment program emphasizes, but is not limited to, the following general categories of real estate and finance-related assets, all of which are suitable investments for the Mezzanine Funds:

     o Mortgage Loans. The Company pursues opportunities to originate and fund senior and junior mortgage loans ("Mortgage Loans") to commercial real estate owners and property developers who require interim financing until permanent financing can be obtained. The Company's Mortgage Loans are generally not intended to be permanent in nature, but rather are intended to be relatively short-term in duration, with extension options as deemed appropriate, and typically require a balloon payment of principal at maturity. The Company may also originate and fund permanent Mortgage Loans in which the Company intends to sell the senior tranche, thereby creating a Mezzanine Loan.

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

     o  Other  Investments.   The  Company  remains  positioned  to  develop  an
        investment portfolio of commercial real estate and finance-related assets meeting the Company's target risk/return profile. Except as limited by its role as exclusive investment manager to the Mezzanine Funds, the Company is not limited in the kinds of commercial real estate and finance-related assets in which it can invest on balance sheet and believes that it is positioned to expand opportunistically its financing business. The Company may pursue investments in, among other assets, construction loans, distressed mortgages, foreign real estate and finance-related assets, operating companies, including loan origination and loan servicing companies, and fee interests in real property (collectively, "Other Investments").


     While serving as the investment manager for the Mezzanine Funds, the Company will be limited to making Mortgage Loans, Mezzanine Loans, Certificated Mezzanine Investments, and investments in Subordinated Interests (collectively "Business Assets") on behalf of the Mezzanine Funds, unless such investments are otherwise not accepted for origination or acquisition by the Mezzanine Funds. In this regard, during the respective investment periods of the Mezzanine Funds, the majority of the Company's investment activity in Business Assets will be conducted through and for the Mezzanine Funds, although the Company will continue to invest in Other
Investments and other assets which fulfill the Company's risk/reward characteristics and that do not otherwise conflict with its duties as an investment manager.

     The Company seeks to maximize yield through the use of leverage, consistent with maintaining an acceptable level of risk. Although there may be limits to the leverage that can be applied to certain of the Company's assets, the Company does not intend to exceed a debt-to-equity ratio of 5:1. At December 31, 1999, the Company's debt-to-equity ratio (treating the Convertible Trust Preferred Securities as a component of equity) was 1.66:1.

     Other than restrictions which result from the Company's intent to avoid regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), the Company is not subject to any restrictions on the particular percentage of its portfolio invested in any of the above-referenced asset classes, nor is it limited in the kinds of assets in which it can invest except that prospective Business Assets must first be presented to the Mezzanine Funds for origination or acquisition. The Company has no predetermined limitations or targets for concentration of asset type or geographic location. Instead of adhering to any prescribed limits or targets, the Company makes acquisition decisions through asset and collateral analysis, evaluating investment risks on a case-by-case basis. To the extent that the Company's assets become concentrated in a few states or a particular region, the Company's return on investment will become more dependent on the economy of such states or region. Until appropriate investments are made, cash available for investment may be invested in readily marketable securities or in interest-bearing deposit accounts.

Principal Investment Categories
-------------------------------

     The  discussion   below  describes  the  principal   categories  of  assets
emphasized in the Company's current business plan and assets that will be eligible as Business Assets.

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

     Other Investments The Company may also pursue a variety of complementary commercial real estate and finance-related businesses and investments in furtherance of executing its current business plan. Such activities include, but are not limited to, investments in other classes of mortgage-backed securities, distressed investing in non-performing and sub-performing loans and fee owned commercial real property, whole loan acquisition programs, foreign real estate-related asset investments, note financings, environmentally hazardous lending, operating company investing/lending, construction and rehabilitation lending and other types of financing activity. Any lending with regard to the foregoing may be on a secured or an unsecured basis and will be subject to risks similar to those attendant to investing in Mortgage Loans, Mezzanine Loans, Certificated Mezzanine Investments and Subordinated Interests. The Company seeks to maximize yield by managing credit risk by employing its credit underwriting procedures, although there can be no assurance that the Company will be successful in this regard. The Company is actively investigating potential business acquisition opportunities that it believes will complement the Company's operations including equity and mortgage REITS (in order to facilitate and/or accelerate the Company electing REIT status for tax purposes), and other firms engaged in commercial loan origination, loan servicing, mortgage banking, financing activities, real estate loan and property acquisitions and real estate investment banking and advisory services similar to or related to the services provided by the Company. No assurance can be given that any such transactions will be negotiated or completed or that any business acquired can be efficiently integrated with the Company's ongoing operations.

Portfolio Management
--------------------

     As a principal or as an investment manager, the following describes certain of the portfolio management practices that the Company may employ from time to time to earn income, facilitate portfolio management (including managing the effect of maturity or interest rate sensitivity) and mitigate risk (such as the risk of changes in interest rates). There can be no assurance that the Company will not amend or deviate from these policies or adopt other policies in the future.

     Leverage and Borrowing. The success of the Company's current business plan is dependent upon the Company's ability to grow its portfolio of invested assets through the use of leverage. The Company believes that its new investment management business strategy will reduce the Company's dependence on financial leverage since the Mezzanine Funds do not currently intend to employ leverage to the same extent as the Company. When the Company does use leverage, it will do so by leveraging its assets through the use of, among other things, bank credit facilities including the Credit Facilities, secured and unsecured borrowings, repurchase agreements and other borrowings. When there is an expectation that such leverage will benefit the Company, such borrowings may have recourse to the Company in the form of guarantees or other obligations. If changes in market conditions cause the cost of such financing to increase relative to the income that can be derived from investments made with the proceeds thereof, the Company may reduce the amount of leverage it utilizes. Obtaining the leverage required to execute the current business plan requires the Company to maintain interest coverage ratios and other covenants meeting market underwriting standards. In leveraging its portfolio, the Company plans not to exceed a debt-to-equity ratio of 5:1. The Company has also agreed it will not incur any indebtedness if the Company's debt-to-equity ratio would exceed 5:1 without the prior written consent of the holders of a majority of the outstanding Preferred Stock (as hereinafter defined).

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

     In order to grow and enhance its return on equity, the Company currently utilizes three primary sources of leverage: the Credit Facilities, the Term Redeemable Securities Contract and repurchase agreements.

     Credit Facilities. The Company has two Credit Facilities under which it can borrow funds to finance origination or acquisition of loan and investment assets. At December 31, 1999, the Company had $343.3 million of outstanding borrowings under the Credit Facilities. On December 31, 1999, the unused portion of the Credit Facilities amounted to $305.2 million providing the Company with adequate liquidity for its short-term needs.

     Term Redeemable Securities Contract. In connection with the Company's purchase of the BB CMBS Portfolio as discussed earlier, an affiliate of the seller provided financing for 70% of the purchase price, or $137.8 million, at a floating rate of LIBOR plus 50 basis points pursuant to a term redeemable securities contract. This rate was below the market rate for similar financings, and, as such, a discount on the term redeemable securities contract was recorded to reduce the carrying amount by $10.9 million, which had the effect of adjusting the yield to current market terms. The debt has a three-year term that expires in February 2002.

     Repurchase Agreements. At December 31, 1999, the Company had two existing repurchase agreements and may enter into other such agreements under which the Company would sell assets to a third party with the commitment that the Company repurchase such assets from the purchaser at a fixed price on an agreed date. Repurchase agreements may be characterized as loans to the Company from the other party as they are secured by the underlying assets. The repurchase price reflects the purchase price plus an agreed market rate of interest, which is generally paid on a monthly basis.

Interest Rate Management Techniques
-----------------------------------

     The Company has engaged in and will continue to engage in a variety of interest rate management techniques for the purpose of managing the effective maturity or interest rate of its assets and/or liabilities. These techniques also may be used to attempt to protect against declines in the market value of the Company's assets resulting from general trends in debt markets. Any such transaction is subject to risks and may limit the potential earnings on the Company's loans and investments in real estate-related assets. Such techniques include interest rate swaps (the exchange of fixed-rate payments and floating-rate payments) and interest rate caps. The Company employs the use of correlated hedging strategies to limit the effects of changes in interest rates on its operations, including engaging in interest rate swaps and interest rate caps to minimize its exposure to changes in interest rates. Amounts arising from the differential are recognized as an adjustment to the interest income related to the earning asset or an adjustment to interest expense related to the interest bearing liability. In June 1998, the FASB issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, although earlier application is permitted. The Company plans to adopt SFAS No. 133 effective January 1, 2001. Based upon the Company's derivative positions, which are considered effective hedges at December 31, 1999, the Company estimates that it would have reported an increase in other comprehensive income of $3.8 million had the statement been adopted at that time.

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

     On January 1, 1998, the Company adopted FASB Statement of Financial Accounting Standards No. 131, "Disclosure about segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates.

     In 1998, the Company operated as two segments: Lending/Investment and Advisory and had an internal information system that produced performance and asset data for its two segments along service lines. During the first quarter of 1999, the Company reorganized the structure of its internal organization by merging its Lending/Investment and Advisory segments and thereby no longer managing its operations as separate segments. As such, separate segment reporting is not presented for 1999 as there is only one segment and the financial information for that segment is the same as the information in the consolidated financial statements. The disclosures as to the operating results and identifiable assets as required by SFAS No. 131 are presented for the Company's two segments along service lines for 1998 in Note 23 to the accompanying Consolidated Financial Statements.


Factors that may Affect the Company's Business Strategy
-------------------------------------------------------

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

     Further, the Company has recently commenced its investment management operation and therefore confronts risks associated with any start-up operation as well as risks specifically related to the investment management business, including but not limited to, the risks associated with the Business Assets as outlined herein, the Company's ability to raise capital, successfully manage and invest the capital raised and obtain leverage for such funds.

     Adverse changes in national and regional economic conditions can have an effect on real estate values increasing the risk of undercollateralization to the extent that the fair market value of properties serving as collateral security for the Company's assets are reduced. Numerous factors, such as adverse changes in local market conditions, competition, increases in operating expenses and uninsured losses, can affect a property owner's ability to maintain or increase revenues to cover operating expenses and the debt service on the property's financing and, consequently, lead to a deterioration in credit quality or a loan default and reduce the value of the Company's asset. In addition, the yield to maturity on the Company's CMBS assets is subject to default and loss experience on the underlying mortgage loans, as well as interest rate changes caused by pre-payments of principal. If there are realized losses on the underlying loans, the Company may not recover the full amount, or possibly, any of its initial investment in the affected CMBS asset. To the extent there are  prepayments  on the  underlying  mortgage loans as a result of refinancing at lower rates, the Company's CMBS assets may be retired substantially earlier than their stated maturities leading to reinvestment in lower yielding assets.

Competition
-----------

     The Company is engaged in a highly competitive business. The Company competes for loan and investment opportunities with numerous public and private real estate investment vehicles, including financial institutions (such as mortgage banks, pension funds, opportunity funds and REITs) and other institutional investors, as well as individuals. Many competitors are significantly larger than the Company, have well established operating histories and may have access to greater capital and other resources. In addition, the real estate, advisory and investment management services industries are highly competitive and there are numerous well-established competitors possessing substantially greater financial, marketing, personnel and other resources than the Company. Victor Capital competes with national, regional and local real estate service firms and the Company's new investment management operations will compete with large Wall Street investment banking firms and major financial institutions which have extensive investment management track records and third party investor networks already in place.

Government Regulation
---------------------

     The Company's activities, including the financing of its operations, are subject to a variety of federal and state regulations such as those imposed by the Federal Trade Commission and the Equal Credit Opportunity Act. In addition, a majority of states have ceilings on interest rates chargeable to customers in financing transactions.

Employees
---------

     As of December 31, 1999, the Company employed 22 full-time professionals and seven other full-time employees. None of the Company's employees are covered by a collective bargaining agreement and management considers the relationship with its employees to be good.

------------------------------------------------------------------------------

Item 2.           Properties
------------------------------------------------------------------------------

     The Company's principal executive and administrative offices are located in approximately 18,700 square feet of office space leased at 605 Third Avenue, 26th Floor, New York, New York 10016 and its telephone number is (212) 655-0220. The lease for such space expires in April 2000 with the Company having a month-to-month lease (with a six-month notice period) thereafter. The Company believes that this office space is suitable for its current operations for the foreseeable future.


------------------------------------------------------------------------------

Item 3.           Legal Proceedings
------------------------------------------------------------------------------

     The Company is not a party to any material litigation or legal proceedings, or to the best of its knowledge, any threatened litigation or legal proceedings, which, in the opinion of management, individually or in the aggregate, would have a material adverse effect on its results of operations or financial condition.

------------------------------------------------------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders
------------------------------------------------------------------------------

     (a). The Company held its 1999 annual meeting of stockholders on December 16, 1999.

     (b) and (c). Stockholders acted on the following proposals:

                  1. To elect ten directors (identified in the table below) to serve until the next annual meeting of stockholders or until such directors' successors are elected and shall have been duly qualified ("Proposal 1"); and

                  2. To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1999 ("Proposal 2").

         The following table sets forth the number of votes in favor, the number of votes opposed the number of abstentions (or votes withheld in the case of the election of trustees) and broker non-votes with respect to each of the foregoing proposals.

         Proposal                Votes in Favor         Votes Opposed         Abstentions        Broker Non-Votes
                                                                               (Withheld)


Proposal 1
  Samuel Zell                      21,129,205                --                  64,208                --
  Jeffrey A. Altman                21,129,205                --                  64,208                --
  Thomas E. Dobrowski              21,129,205                --                  64,208                --
  Martin L. Edelman                21,129,205                --                  64,208                --
  Gary R. Garrabrant               21,129,105                --                  64,308                --
  Craig M. Hatkoff                 21,128,954                --                  64,459                --
  John R. Klopp                    21,128,954                --                  64,459                --
  Sheli Z. Rosenberg               21,129,105                --                  64,308                --
  Steven Roth                      21,129,205                --                  64,208                --
  Lynne B. Sagalyn                 21,124,583                --                  68,830                --


Proposal 2                         21,151,198                10,699              31,516                --

                                     PART II
------------------------------------------------------------------------------

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters
------------------------------------------------------------------------------

     The Company's class A common stock, par value $0.01 per share ("Class A Common Stock") is listed on the New York Stock Exchange ("NYSE"). The trading symbol for the Class A Common Stock is "CT". The Company had approximately 1,516 stockholders-of-record at March 20, 2000.

     The table below sets forth, for the calendar quarters indicated, the reported high and low sale prices of the Class A Common Stock, and prior to the Reorganization (as hereinafter defined) in 1998, of the Predecessor's Class A Common Shares (as hereinafter defined) as reported on the NYSE based on published financial sources.

                                              High           Low
               1997
               First Quarter...................6 7/8         2 1/2...
               Second Quarter..................6 1/8         4 1/2...
               Third Quarter..................11 3/8         5 5/8...
               Fourth Quarter.................15 1/8         9 13/16.

               1998
               First Quarter..................11 1/4         9
               Second Quarter.................11 7/8         9 1/16..
               Third Quarter...................9 9/16        4 7/16..
               Fourth Quarter..................7 3/8         4 3/8...
               1999
               First Quarter...................6             4
               Second Quarter..................5 7/8         3 3/4...
               Third Quarter...................4 15/16       3 5/8...
               Fourth Quarter..................5             3 7/8...

     No dividends were paid on the Company's Class A Common Stock, Class B Common Stock (as hereinafter defined) or on the Predecessor's Class A Common Shares in 1997, 1998 or 1999 and the Company does not expect to declare or pay dividends on its Common Stock in the foreseeable future. The Company's current policy with respect to dividends is to reinvest earnings to the extent that such earnings are in excess of the dividend requirements on the Class A Preferred Stock and Class B Preferred Stock (as hereinafter defined). Unless all accrued dividends and other amounts then accrued through the end of the last dividend period and unpaid with respect to preferred stock have been paid in full, the Company may not declare or pay or set apart for payment any dividends on common stock. The Company's charter provides for a semi-annual dividend of $0.1278 per share on the Preferred Stock based on a dividend rate of 9.5%, amounting to an aggregate annual dividend of $1,615,000 based on the 2,277,585 shares of Class A Preferred Stock and the 4,043,248 shares of Class B Preferred Stock currently outstanding.

------------------------------------------------------------------------------

Item 6.           Selected Financial Data
------------------------------------------------------------------------------

     Prior to July 1997, the Company operated as a real estate investment trust ("REIT"), originating, acquiring, operating and holding income-producing real property and mortgage-related investments. Therefore, the Company's historical financial information, as of and for the years ended December 31, 1995, December 31, 1996 and part of the year ended December 31, 1997, does not reflect any operating results from its finance or real estate investment banking services operations. The following selected financial data relating to the Company have been derived from the historical financial statements as of and for the years ended December 31, 1999, 1998, 1997, 1996, and 1995. Other than the data for the years ended December 31, 1999 and 1998, the following data does not reflect the results of the acquisition of Victor Capital (as hereinafter defined) and the Predecessor's issuance of 12,267,658 Preferred Shares (as hereinafter defined) for $33 million, both of which occurred on July 15, 1997, or the Predecessor's public securities offering of 9,000,000 new Class A Common Shares completed in December 1997. For these reasons, the Company believes that except for the information for the years ended December 31, 1999 and 1998, the following information is not indicative of the Company's current business.

                                                                                     Years Ended December 31,
                                                                -------------------------------------------------------------
                                                                1999        1998         1997        1996        1995
                                                                ------------------------ ----------- ------------------------
                                                                             (in thousands, except for per share data)

STATEMENT OF OPERATIONS DATA:
REVENUES:
Interest and investment income .............................   $ 89,839   $63,954   $  6,445    $ 1,136    $ 1,396
Advisory and investment banking fees .......................     17,772    10,311      1,698       --           --
Rental income ..............................................         --        --        307      2,019      2,093
Gain (loss) on sale of investments .........................         35        --       (432)     1,069         66
Other ......................................................         --        --         --         --         46
                                                               --------  --------   --------    -------    -------
   Total revenues ..........................................    107,646    74,265      8,018      4,224      3,601
                                                               --------  --------   --------    -------    -------
OPERATING EXPENSES:
Interest ...................................................     39,791    27,665      2,379        547        815
General and administrative .................................     17,345    17,045      9,463      1,503        933
Rental property expenses ...................................         --        --        124        781        688
Provision for possible credit losses .......................      4,103     3,555        462      1,743      3,281
Depreciation and amortization ..............................        345       249         92         64        662
                                                               --------  --------   --------    -------    -------
   Total operating expenses ................................     61,584    48,514     12,520      4,638      6,379
                                                                                    --------    -------    -------
Income (loss) before income tax expense and
  distributions and amortization on Convertible
  Trust Preferred Securities ...............................     46,062    25,751     (4,502)      (414)    (2,778)
Income tax expense .........................................     22,020     9,367         --         --         --
                                                               --------  --------   --------    -------    -------
Income (loss) before distributions and
   amortization on Convertible Trust Preferred .............     24,042    16,384     (4,557)      (414)    (2,778)
   Securities
Distributions and amortization on Convertible
   Trust Preferred Securities, net of income tax benefit....      6,966     2,941         --         --         --
                                                               --------  --------   --------    -------    -------
NET INCOME (LOSS) ..........................................     17,076    13,443     (4,557)      (414)    (2,778)
Less: Preferred Stock dividend and
  dividend requirement .....................................      2,375     3,135      1,471         --         --
                                                               --------  --------   --------    -------    -------
Net income (loss) allocable to Common Stock ................   $ 14,701   $10,308   $ (6,028)   $  (414)   $(2,778)
                                                               ========  ========   ========    =======    =======
PER SHARE INFORMATION:
Net income (loss) per share of Common Stock:
     Basic..................................................   $  0.69   $   0.57  $ (0.63)    $ (0.05)  $ (0.30)
                                                               ========  ========  ========    ========  ========
     Diluted................................................   $  0.55   $   0.44  $ (0.63)    $ (0.05)  $ (0.30)
                                                               ========  ========  ========    ========  ========
Weighted average shares of Common Stock
   outstanding:
     Basic..................................................    21,334     18,209    9,527       9,157     9,157
                                                               ========  ========  ========    ========  ========
     Diluted................................................    43,725     30,625    9,527       9,157     9,157
                                                               ========  ========  ========    ========  ========

                                                                                     As of December 31,
                                                                -------------------------------------------------------------
                                                                   1999        1998         1997        1996        1995
                                                                ------------------------ ----------- ------------------------
BALANCE SHEET DATA:
Total assets.....................................               $827,808    $766,438     $317,366    $ 30,036     $ 33,532
Total liabilities................................                522,925     472,207      174,077       5,565        8,625
Convertible Trust Preferred Securities...........                146,343     145,544           --          --           --
Stockholders' equity.............................                158,540     148,687      143,289      24,471       24,907

------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------

Overview
--------

     Prior to July 1997, the Company operated as a REIT, originating, acquiring, operating and holding income-producing real property and mortgage-related investments. Since July 1997, the Company has pursued a new strategic direction operating as a finance company designed primarily to take advantage of high-yielding mezzanine investments and other real estate asset and finance opportunities in commercial real estate. At that time, the Company elected to no longer qualify for treatment as a REIT for federal income tax purposes. Consequently, the results for the year ended December 31, 1997 reflect partial year real estate finance and advisory operations. The results for the years ended December 31, 1999 and 1998 reflect full year real estate finance and advisory operations.

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

Ownership and Capital Changes
-----------------------------

     On January 3, 1997, CalREIT Investors Limited Partnership ("CRIL"), an affiliate of EGI and Samuel Zell, purchased from the Predecessor's former parent 6,959,593 common shares of beneficial interest, $1.00 par value ("Common Shares") in the Predecessor (representing approximately 76% of the then-outstanding Common Shares) for an aggregate purchase price of $20,222,011. In July 1997, the Predecessor consummated the sale of 12,267,658 class A 9.5% cumulative convertible preferred shares of beneficial interest, $1.00 par value ("Class A Preferred Shares"), in the Predecessor, to Veqtor Finance Company, L.L.C. ("Veqtor"), a then affiliate of Samuel Zell and the then principals of Victor Capital, for an aggregate purchase price of $33,000,000 (the "Investment"). Concurrently with the foregoing transaction, Veqtor purchased the 6,959,593 Common Shares (which were reclassified at that time as class A common shares of beneficial interest, $1.00 par value ("Class A Common Shares")) held by CRIL for an aggregate purchase price of approximately $21.3 million.

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

     In December 1997, the Predecessor completed a public securities offering of 9,000,000 new Class A Common Shares in the Company at $11.00 per share raising approximately $91.4 million in net proceeds ("the Offering"). In July 1998, the Company completed a private placement of $150 million of Convertible Trust Preferred Securities that are convertible into Class A Common Stock (as hereinafter defined) at a conversion price of $11.70 per share. The Company raised approximately $145.2 million in net proceeds from the private placement transaction.

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

     As of December 31, 1998, there were 12,267,658 shares of Class A Preferred Stock issued and outstanding, no shares of Class B Preferred Stock (as defined below) were issued and outstanding, 18,158,816 shares of Class A Common Stock were issued and outstanding and no shares of Class B Common Stock issued and outstanding. The 12,267,658 shares of Class A Preferred Stock outstanding at December 31, 1998 were originally issued and purchased by Veqtor on July 15, 1997 for an aggregate purchase price of approximately $33 million (see Note 1).

     Until August 10, 1999 (the "Conversion Date"), Veqtor owned 6,959,593 of the outstanding shares of Class A Common Stock and all 12,267,658 of the outstanding shares of Class A Preferred Stock. Veqtor was then controlled by the chairman of the board, the vice chairman and chief executive officer and the vice chairman and chairman of the executive committee of the board of directors of the Company in their capacities as the persons controlling the common members of Veqtor. Prior to the Conversion Date, the common members owned approximately 48% of the equity ownership of Veqtor and three commercial banks, as preferred members of Veqtor, owned the remaining 52% of the equity ownership of Veqtor.

     On the Conversion Date, in accordance with a commitment made by Veqtor and its common members, Veqtor redeemed the outstanding preferred units in Veqtor held by its preferred members in exchange for their pro rata share of the Company's stock owned by Veqtor. Due to the regulatory status of the redeemed preferred members as bank holding companies or affiliates thereof, prior to effecting the transfer of stock upon the redemption, Veqtor was obligated to convert 2,293,784 shares of Class A Common Stock into an equal number of shares of Class B Common Stock and 4,043,248 shares of Class A Preferred Stock into an equal number of shares of Class B Preferred Stock. Pursuant to provisions of the Company's charter relating to compliance with the Bank Holding Company Act of 1956, as amended ("BHCA"), bank holding companies or their affiliates can own no more than 4.9% of the voting stock of the Company. Therefore, in connection with the redemption, the redeemed preferred members received 1,292,103 shares of Class A Common Stock, 2,293,784 shares of non-voting Class B Common Stock, 2,277,585 shares of Class A Preferred Stock and 4,043,248 shares of non-voting Class B Preferred Stock. After the Conversion Date, until the Separation Transaction (as defined below), the common members of Veqtor owned 100% of the equity ownership of Veqtor.

     On September 30, 1999, in accordance with a commitment made by Veqtor and its common members, all 5,946,825 shares of Class A Preferred Stock held by Veqtor were, upon exercise of existing conversion rights, converted into an equal number of shares of Class A Common Stock. As a result of the foregoing redemption and subsequent conversion transactions, as of September 30, 1999, Veqtor owned 9,320,531 (or approximately 42.4%) of the outstanding shares of Class A Common Stock and the Company's annual dividend on Preferred Stock has been reduced from $3,135,000 to $1,615,000.

     In December 1999, a series of coordinated transactions (the "Separation Transaction") were effected in which beneficial ownership of an aggregate of 6,128,243 shares of the 9,320,531 shares of Class A Common Stock previously owned by Veqtor prior to the Separation Transaction were transferred to partnerships controlled by the vice chairman and chief executive officer of the Company (the "Klopp LP"), the vice chairman and chairman of the executive committee of the board of directors of the Company (the "Hatkoff LP") and certain of the former partners of CTILP (the "Other Partnerships"). Each of partnerships acquired direct beneficial ownership of such number of shares of Class A Common Stock equal to the number of shares in which the persons currently controlling such partnerships held an indirect pecuniary interest prior to the Separation Transaction. Veqtor retained direct beneficial ownership of 3,192,888 shares of Class A Common Stock, which represents the number of shares in which the persons then controlling Veqtor held an indirect pecuniary interest prior to the Separation Transaction.

     Upon consummation of the Separation Transaction by means of the foregoing transactions, Hatkoff LP, Klopp LP, Veqtor and the Other Partnerships acquired (or, in the case of Veqtor, retained) direct beneficial ownership of 2,330,132, 2,330,132, 3,192,288 and 1,467,979 shares of Class A Common Stock, respectively. On January 1, 2000, ownership and control of Veqtor was transferred to a trust for the benefit of the family of the Company's chairman of the board.

Overview of Financial Condition
-------------------------------

     During the first quarter of 1999, the Company, through its then newly formed wholly-owned subsidiary, CT-BB Funding Corp., acquired a portfolio (the "BB CMBS Portfolio") of "BB" rated commercial mortgage-backed securities ("CMBS") from an affiliate of the Company's credit provider under the First Credit Facility (as hereinafter defined). The portfolio, which is comprised of 11 separate issues with an aggregate face amount of $246.0 million, was purchased for $196.9 million. In connection with the transaction, an affiliate of the seller provided three-year term financing for 70% of the purchase price at a floating rate above the London Interbank Offered Rate ("LIBOR") and entered into an interest rate swap with the Company for the full duration of the BB CMBS Portfolio thereby providing a hedge for interest rate risk. The financing was provided at a rate, which was below the current market for similar financings, and, as such, the carrying amounts of the assets and the debt were reduced by $10.9 million that had the effect of adjusting the yield on the debt to current market terms. After giving effect to the discounted purchase price, the fair value adjustment and the adjustment of the carrying amount of the assets to bring the debt to current market terms, the weighted average interest rate in effect for the BB CMBS Portfolio at December 31, 1999 is 12.19%.

     In 1999, the Company originated three Mortgage Loans totaling $45.0 million, one other loan for $52.5 million and funded $7.2 million of commitments under existing loans amd Certificated Mezzanine Investments. The Company received full satisfaction of seven loans totaling $190.5 million and recorded a write-down of one loan asset by $500,000 and subsequently sold it for $9.5 million, at net book value, during the period. The Company also received $10.8 million of partial repayments on loans and Certificated Mezzanine Investments. At December 31, 1999, the Company had outstanding loans, certificated mezzanine investments and investments in CMBS totaling approximately $777 million and additional commitments for fundings on outstanding loans and certificated mezzanine investments of approximately $30.8 million.

     The Company believes that the loans and investments originated in 1999 will provide investment yields within the Company's target range of 500 to 700 basis points above LIBOR. The Company maximizes its return on equity by utilizing its existing cash on hand and then employing leverage on its investments. The
Company may make loans and investments with yields that fall outside of the investment range set forth above, but that correspond with the level of risk perceived by the Company to be inherent in such investments.

         The Company's assets are subject to various risks that can affect results, including the level and volatility of prevailing interest rates and credit spreads, adverse changes in general economic conditions and real estate markets, the deterioration of credit quality of borrowers and the risks associated with the ownership and operation of real estate. Any significant compression of the spreads of the interest rates earned on interest-earning assets over the interest rates paid on interest-bearing liabilities could have a material adverse effect on the Company's operating results as could adverse developments in the availability of desirable loan and investment opportunities and the ability to obtain and maintain targeted levels of leverage and borrowing costs. Adverse changes in national and regional economic conditions can have an effect on real estate values increasing the risk of undercollateralization to the extent that the fair market value of properties serving as collateral security for the Company's assets are reduced. Numerous factors, such as adverse changes in local market conditions, competition, increases in operating expenses and uninsured losses, can affect a property owner's ability to maintain or increase revenues to cover operating expenses and the debt service on the property's financing and, consequently, lead to a deterioration in credit quality or a loan default and reduce the value of the Company's asset. In addition, the yield to maturity on the Company's CMBS assets is subject to default and loss experience on the underlying mortgage loans, as well as interest rate changes caused by pre-payments of principal. If there are realized losses on the underlying loans, the Company may not recover the full amount, or possibly, any of its initial investment in the affected CMBS asset. To the extent there are  prepayments  on the  underlying  mortgage loans as a result of refinancing at lower rates, the Company's CMBS assets may be retired substantially earlier than their stated maturities leading to reinvestment in lower yielding assets. There can be no assurance that the Company's assets will not experience any of the foregoing risks or that, as a result of any such experience, the Company will not suffer a reduced return on investment or an investment loss. During the year ended December 31, 1999, the Company sold all of its other available-for-sale securities that had an amortized cost of $2,764,000 for a $35,000 gain. In connection with the sale, the Company satisfied the repurchase obligation outstanding relating to these assets for $2,526,000.

     In connection with the sale of a loan described above, a repurchase obligation outstanding at December 31, 1998 for $7.5 million was satisfied. Two other repurchase obligations outstanding at December 31, 1998 totaling $27.0 million were satisfied by the transfer of the liabilities associated with the two related assets to the Credit Facilities (as hereinafter defined). A fourth repurchase obligation outstanding at December 31, 1998 for $10.5 million was settled for cash. At December 31, 1999, the Company was party to two repurchase obligations relating to assets sold by the Company with an aggregate carrying amount of $45.4 million, which approximates the assets' market value, and has liabilities to repurchase these assets for $28.7 million. The average interest rate in effect for the two remaining repurchase obligations at December 31, 1999 is 7.76%.

     The Company is party to two credit agreements with commercial lenders (the "First Credit Facility" and the "Second Credit Facility", (together the "Credit Facilities")) that after amendments provide for $655 million of credit. The First Credit Facility provides for a $355 million line of credit with an original three year term. Concurrent with the BB CMBS Portfolio transaction, the $355 million First Credit Facility's maturity was extended to February 28, 2002 with an automatic one-year amortizing extension option, if not otherwise extended. The Second Credit Facility provides for a $300 million line of credit with an original 18-month term. During the year ended December 31, 1999, the Company extended the maturity date of its Second Credit Facility from December 1999 to June 2000 with an automatic nine-month amortizing extension option, if not otherwise extended.

     The Credit Facilities provide for advances to fund lender-approved loans and investments made by the Company ("Funded Portfolio Assets"). The obligations of the Company under the Credit Facilities are secured by pledges of the Funded Portfolio Assets acquired with advances under the Credit Facilities. Borrowings under the Credit Facilities bear interest at specified rates over LIBOR, which rates may fluctuate, based upon the credit quality of the Funded Portfolio Assets. Future repayments and redrawdowns of amounts previously subject to the drawdown fee will not require the Company to pay any additional fees. The Credit Facilities provide for margin calls on asset-specific borrowings in the event of asset quality and/or market value deterioration as determined under the Credit Facilities. The Credit Facilities contain customary representations and warranties, covenants and conditions and events of default. The Credit Facilities also contain a covenant obligating the Company to avoid undergoing an ownership change that results in Craig M. Hatkoff, John R. Klopp or Samuel Zell no longer retaining their senior offices and directorships with the Company and practical control of the Company's business and operations.

     At December 31, 1999, the Company had $343.3 million of outstanding borrowings under the Credit Facilities as compared to $371.8 million at December 31, 1998. The decrease of $28.5 million in the amount outstanding under the Credit Facilities from the amount outstanding at December 31, 1998 was due to the significant loan repayments received, offset by borrowings utilized to fund the non-financed portion of the BB CMBS Portfolio acquisition, cash utilized in loan originations and cash utilized to satisfy the repurchase obligation that matured.

     As of December 31, 1999, certain of the Company's loans and other investments have been hedged with interest rate swaps so that the assets and the corresponding liabilities were matched at floating rates over LIBOR and certain of the Company's liabilities have been hedged so that the liabilities and the corresponding CMBS were matched at fixed rates. During the year ended December 31, 1999, the Company terminated two swaps and partially terminated a third swap in connection with the payoff of a loan and the sale of a loan resulting in a payment of $323,000 which was recorded as a reduction in interest income for the year. At December 31, 1999, the Company was party to interest rate swap agreements for notional amounts totaling approximately $220 million with financial institution counterparties whereby the Company swapped fixed-rate instruments, with average interest rates of approximately 5.93%, for floating rate instruments with interest rates at LIBOR. The agreements mature at varying times from September 2001 to July 2014.

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

     During 1999, the Company dedicated significant resources to exploring strategic acquisitions and joint ventures in order to bolster its capital position, expand its business platform, grow its portfolio of interest earning assets, and to take advantage of potential consolidation opportunities in the sector. Although the Company believed that during 1999 the lending environment was very favorable and that the Company was able to originate and/or acquire loans and investments meeting its targeted risk/yield profile, the Company made the strategic decision to manage its portfolio of loans and investments at its current level of approximately $800 million. During 1999, and in keeping with this plan, the Company originated sufficient new loans and investments to keep its portfolio of interest earning assets static and therefore did not experience the substantial increases in net interest income from loans and investments corresponding to the substantial growth in interest earning assets that had occurred in prior years. The Company believed that by maintaining its investment portfolio at its current level, it was able to preserve sufficient sources of liquidity to facilitate potential strategic acquisitions and/or joint ventures such as the strategic relationship concluded with Citigroup.

Results of Operations for the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------

     The Company reported net income allocable to shares of Common Stock of $14,701,000 for the year ended December 31, 1999, an increase of $4,393,000 from the net income allocable to shares of Common Stock of $10,308,000 for the year ended December 31, 1998. This change was primarily the result of an increase in advisory and investment banking fees and an increase in income from loans and other investments, net, partially offset by an increase in the distributions on the Convertible Trust Preferred Securities and an increase in the provision for income taxes.

     Income from loans and other investments, net, amounted to $49,136,000 for the year ended December 31, 1999, an increase of $14,072,000 over the $35,064,000 amount for the year ended December 31, 1998. This increase was due primarily to increase in average earning assets of $223.4 million while interest bearing liabilities only increased by $133.5 million. The approximately $90 million difference was financed with proceeds from the Convertible Trust Preferred Securities.

     The increase in interest and related income was primarily due to the increase in the amount of average interest earning assets from approximately $526.3 million for the year ended December 31, 1998 to approximately $749.7 million for the year ended December 31, 1999. The average interest rate in effect for both years was 11.8%.

     The increase in interest and related expenses was due to an increase in the amount of average interest bearing liabilities from approximately $338.3 million at an average rate of 8.1% for the year ended December 31, 1998 to approximately $471.8 million at an average rate of 8.4% for the year ended December 31, 1999. The increase in rate was due primarily to the Company utilizing its Credit Facilities for a higher percentage of its borrowing needs at rates generally higher than it had previously enjoyed through repurchase agreements.

     The Company also utilized the net proceeds from the $150.0 million of Convertible Trust Preferred Securities that were issued on July 28, 1998 to finance its interest earning assets. During the year ended December 31, 1999, the Company recognized $6,966,000 of net expenses related to these securities. During the year ended December 31, 1998, the Company recognized $2,941,000 of net expenses related to these securities. Distributions to the holders totaled $12,375,000 for the year ended December 31, 1999, and $5,225,000 for the year ended December 31, 1998. Amortization of discount and origination costs totaled $799,000 during the year ended December 31, 1999 and $337,000 for the year ended December 31, 1998. These expenses were partially offset by a tax benefit of $6,208,000 during the year ended December 31, 1999 and $2,621,000 for the year ended December 31, 1998.

     During the year ended December 31, 1999, other revenues increased $7,107,000 to $19,056,000 over the same period in 1998. The changes for the year ended December 31, 1999 was primarily due to an increase in advisory and investment banking fees generated by Victor Capital and its related subsidiaries.

     Other expenses increased from $21,262,000 for the year ended December 31, 1998 to $22,130,000 for year ended December 31, 1999. The largest components of other expenses are employee salaries and related costs and the provision for possible credit losses. In March 1999, to reduce general and administrative expenses to a level in line with budgeted business activity, the Company reduced its workforce by approximately 30% and recorded a restructuring charge of $650,000. This charge along with increases in compensation for the remaining employees offset by a decrease in professional fees accounted for the increase in general and administrative expenses for the year ended December 31, 1999 as compared to 1998. The Company had 29 full time employees at December 31, 1999. The increase in the provision for possible credit losses from $3,555,000 for the year ended December 31, 1998 to $4,103,000 for the year ended December 31, 1999 was due to the increase in average earning assets as previously described. Management believes that the reserve for possible credit losses is adequate.

     For the years ended December 31, 1999 and 1998, the Company accrued income tax expense of $22,020,000 and $9,367,000, respectively, for federal, state and local income taxes. The increase in the effective tax rate (from 36.4% to 47.8%) was primarily due to a decrease in the net operating loss carryforwards utilized to offset taxable income. For the year ended December 31, 1998, net operating loss carryforwards reduced the effective tax rate by 10.7% due to significant losses generated in 1997 that were not limited for utilization in 1998. For the year ended December 31, 1999, the reduction was only 1.1% as all of the losses generated in 1997 were utilized in 1998.

     The preferred stock dividend and dividend requirement arose in 1997 as a result of the Company's issuance of $33 million of Class A Preferred Stock on July 15, 1997. Dividends accrued on these shares at a rate of 9.5% per annum on a per share price of $2.69 for the 12,267,658 shares outstanding or $3,135,000 per annum through the second quarter of 1999. As discussed above, 5,946,825 shares of Preferred Stock were converted to an equal number of shares of Common Stock during the third quarter of 1999 thereby reducing to 6,320,833 the number of outstanding shares of Preferred Stock to 6,320,833 and the dividend requirement to $1,615,000 per annum.

Results of Operations for the Years Ended December 31, 1998 and 1997

     The Company reported total revenues of $74.3 million for the year ended December 31, 1998, an increase of $66.3 million over total revenues of $8.0 million reported for the year ended December 31, 1997. The Company reported net income allocable to Common Stock of $10,308,000 for the year ended December 31, 1998, an increase of $16,336,000 from the net loss allocable to Common Stock of $6,028,000 for the year ended December 31, 1997. These changes were primarily the result of the full implementation of the Company's operations as a real estate finance and advisory company that generated revenues from loans and other investments and significant advisory and investment banking fees.

     Interest and related income from loans and other investments amounted to $62,316,000 for the year ended December 31, 1998, an increase of $57,324,000 over the $4,992,000 for the year ended December 31, 1997. This increase was primarily due to an eleven-fold increase in the average interest earning assets from approximately $46.8 million for the year ended December 31, 1997 to approximately $526.3 million for the year ended December 31, 1998. The increase was also enhanced by an increase in the average rate earned on the investments from 10.66% to 11.84%

     Interest and related expenses had a similar percentage change increasing from $2,223,000 at December 31, 1997 to $27,252,000 at December 31, 1998. This
increase of $25,029,000 is due to an increase in the average interest bearing liabilities from approximately $27.5 million for the year ended December 31, 1997 to approximately $338.3 million for the year ended December 31, 1998. The average rate paid on average interest-bearing liabilities remained constant from year to year at 8.1%.

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

     Other expenses increased from $10,297,000 for the year ended December 31, 1997 to $21,262,000 for the year ended December 31, 1998. The increase was primarily due to the additional general and administrative expenses necessary for the commencement and continuation of full-scale operations as a finance company, the largest components of such expenses are employee salaries and related costs, and the provision for possible credit losses. As of December 31, 1998, the Company had 44 full-time employees as compared to 29 at December 31, 1997 (who were employed for only five and a half months following the acquisition of Victor Capital on July 15, 1997). The provision for possible credit losses was $3,555,000 for the year ended December 31, 1998, as the Company provided reserves on its loan and investment portfolio pursuant to its reserve policy. The significant increase from the $462,000 provision for possible credit loss for the year ended December 31, 1997 was due to the increase in average earning assets outstanding as previously described.

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

     The preferred stock dividend and dividend requirement arose in 1997 as a result of the Company's issuance of $33 million of Preferred Stock on July 15, 1997. Dividends accrued on such stock at a rate of 9.5% per annum on a per share price of $2.69 for the 12,267,658 shares outstanding.

Liquidity and Capital Resources
-------------------------------

     At December 31, 1999, the Company had $38,782,000 in cash. Liquidity in 2000 will be provided primarily by cash on hand, cash generated from operations, principal and interest payments received on investments, loans and securities, and additional borrowings under the Credit Facilities. The Company believes these sources of capital will adequately meet future cash requirements. The Company expects that during 2000 it will use a significant amount of its available capital resources to satisfy its capital contributions required in connection with the previously discussed venture with Citigroup. In connection with the existing portfolio investment and loan business, the Company intends to employ leverage up to a maximum 5:1 debt-to-equity ratio to enhance its return on equity.

     The Company experienced a net decrease in cash of approximately $7.8 million for the year ended December 31, 1999, compared to a net decrease in cash of $2.6 million for the year ended December 31, 1998. For the year ended December 31, 1999, cash provided by operating activities was $24.2 million, an increase of approximately $9.4 million from cash provided by operations of $14.8 million during the same period in 1998. Cash used in investing activities during this same period decreased by approximately $371.3 million to approximately $76.6 million, down from $447.9 million, primarily as a result of the decreased loan origination and investment activity. Cash provided by financing activities decreased approximately $386.0 million to approximately $44.5 million, down from $430.5 million, primarily from a reduced need to borrow on the Credit Facilities as a result of the Company's stabilized loan and investment portfolio.

     At  December  31,  1999,  the  Company had two  outstanding  notes  payable totaling $3,474,000, outstanding borrowings on the Credit Facilities of $343,263,000 and outstanding repurchase obligations of $28,703,000. At December 31, 1999, the Company had $305,166,000 of borrowing capacity available under the Credit Facilities.

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

Year 2000 Information
---------------------

     The Company completed its Year 2000 readiness project and did not experience any adverse effects of the Year 2000 Issue. The Company incurred costs totaling $225,000 in connection with the Year 2000 readiness project ($30,000 expensed and $195,000 capitalized for new systems and equipment) and does not expect any additional project costs in the future.

------------------------------------------------------------------------------

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

------------------------------------------------------------------------------

     The principal objective of the Company's asset/liability management activities is to maximize net interest income, while minimizing levels of interest rate risk. Net interest income and interest expense are subject to the risk of interest rate fluctuations. To mitigate the impact of fluctuations in interest rates, the Company uses interest rate swaps to effectively convert fixed rate assets to variable rate assets for proper matching with variable rate liabilities and variable rate liabilities to fixed rate liabilities for proper matching with fixed rate assets. Each derivative used as a hedge is matched with an asset or liability with which it has a high correlation. The swap agreements are generally held to maturity and the Company does not use derivative financial instruments for trading purposes. The Company uses interest rate swaps to reduce the Company's exposure to interest rate fluctuations on certain fixed rate loans and investments and to provide more stable spreads between rates received on loans and investments and the rates paid on their financing sources.

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates at December 31, 1999. For financial assets and debt obligations, the table presents cash flows to the expected maturity and weighted average interest rates based upon the current carrying values. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted-average variable rates are based on rates in effect as of the reporting date.

                                                           Expected Maturity Dates
                             ------------------------------------------------------------------------------------------------
                                2000        2001        2002         2003        2004     Thereafter     Total     Fair Value
                                ----        ----        ----         ----        ----     ----------     -----     ----------
                                                                  (dollars in thousands)
Assets:
CMBS
   Fixed Rate                      -           -      $196,874          -           -           -       $196,874    $175,806
      Average interest rate        -           -        12.19%          -           -           -         12.19%
   Variable Rate                   -           -           -       $ 36,509         -           -       $ 36,509    $ 33,089
      Average interest rate        -           -           -          12.34%         -           -        12.34%

Certificated Mezzanine
  Investments
   Variable Rate              $ 45,432         -           -            -           -           -       $  45,432   $ 45,432
      Average interest rate      10.54%        -           -            -           -           -          10.54%

Loans receivable
   Fixed Rate                 $ 21,115    $ 28,000    $  3,000          -           -      $ 97,861     $149,976    $147,286
      Average interest rate      20.00%      12.59%      12.50%         -           -         11.40%      12.86%
   Variable Rate              $155,218    $133,223    $ 52,500          -           -      $ 26,500     $367,441    $354,621
      Average interest rate      11.87%     11.37%       12.47%         -           -         11.88%     11.78%

Liabilities:
Credit facilities
   Variable Rate                   -      $157,823         -       $185,440         -           -       $343,263    $343,263
      Average interest rate        -         9.58%         -          8.85%         -           -         9.18%

Term redeemable securities
  contract
   Variable Rate                   -           -      $137,812          -           -           -       $137,812    $129,642
      Average interest rate        -           -         9.96%          -           -           -          9.96%

Repurchase obligations
   Variable Rate              $ 28,703         -           -            -           -           -       $ 28,703    $ 28,703
      Average interest rate      7.76%         -           -            -           -           -          7.76%

Convertible Trust
  Preferred Securities
   Fixed Rate                      -           -           -            -           -      $150,000     $150,000    $146,343
      Average interest rate        -           -           -            -           -         9.02%        9.02%

Interest rate swaps                -      $ 28,000    $137,812     $ 19,109         -       $53,250     $238,171   $  17,170
     Average fixed pay rate        -         5.79%       6.05%        6.04%         -         6.01%        6.01%
     Average variable
     receive rate                  -        6.48%        6.46%        6.46%         -         6.47%        6.47%

------------------------------------------------------------------------------

Item 8.           Financial Statements and Supplementary Data
------------------------------------------------------------------------------

     The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-37. See accompanying Index to the Consolidated Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 24 to the consolidated financial statements.

------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------------

     None

                                    PART III
------------------------------------------------------------------------------

Item 10.          Directors and Executive Officers of the Registrant
------------------------------------------------------------------------------

     The information regarding the Company's trustees is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 29, 2000, with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.


------------------------------------------------------------------------------

Item 11.        Executive Compensation
------------------------------------------------------------------------------

     The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 29, 2000, with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.


------------------------------------------------------------------------------

Item 12.        Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------------

     The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 29, 2000, with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.


------------------------------------------------------------------------------

Item 13.        Certain Relationships and Related Transactions
------------------------------------------------------------------------------

     The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 29, 2000, with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

                                     PART IV
------------------------------------------------------------------------------

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------------


------------------------------------------------------------------------------

(a) (1)        Financial Statements

               See the accompanying Index to Financial Statement Schedule on page F-1.

(a) (2)        Consolidated Financial Statement Schedules

               None.

     All schedules have been omitted because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

(a) (3)           Exhibits

                                  EXHIBIT INDEX

  Exhibit
   Number  Description
---------- -----------

    2.1 Agreement and Plan of Merger, by and among Capital Trust, Capital Trust, Inc. and the Captrust Limited Partnership, dated as of November 12, 1999 (filed as Exhibit 2.1 to Capital Trust, Inc.'s Current Report on Form 8-K (File No. 1-14788) filed on January 29, 1999 and incorporated herein by reference).

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

 Exhibit
  Number   Description
---------  ------------

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

   +10.4 Capital Trust, Inc. Amended and Restated 1997 Non-Employee Director Stock Plan (filed as Exhibit 10.2 to Capital Trust, Inc.'s Current Report on Form 8-K (File No. 1-14788) filed on January 29, 1999 and incorporated herein by reference).

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

 Exhibit
 Number                          Description


  +10.10 Consulting Agreement, dated as of July 15, 1997, by and between Capital Trust and Gary R. Garrabrant (filed as Exhibit 10.7 to Capital Trust's Registration Statement on Form S-1 (File No. 333-37271) filed on October 6, 1997 and incorporated herein by reference).

   10.11 Sublease, dated as of July 29, 1997, between New York Job Development Authority and Victor Capital Group, L.P. (filed as Exhibit 10.8 to Capital Trust's Registration Statement on Form S-1 (File No. 333-37271) filed on October 6, 1997 and incorporated herein by reference).

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

  10.12.b Third Amendment to Amended and Restated Credit Agreement, dated as of July 23, 1998, between Capital Trust, Inc. and GACC (filed as Exhibit 10.12b to Capital Trust, Inc.'s Annual Report on Form 10-K (File No. 1-14788) filed on March 31, 1999 and incorporated herein by reference).

  +10.13 Employment Agreement, dated as of August 15, 1998, by and between Capital Trust and Stephen D. Plavin (filed as Exhibit 10.15 to Capital Trust, Inc.'s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-37271) filed on October 23, 1998 and incorporated herein by reference).

   10.14 Master Loan and Security Agreement, dated as of June 8, 1998, between Capital Trust and Morgan Stanley Mortgage Capital Inc. (filed as
           Exhibit 10.1 to Capital Trust's Quarterly Report on Form 10-Q (File No. 1-8063) filed on August 14, 1998 and incorporated herein by reference).

   10.15 CMBS Loan Agreement, dated as of June 30, 1998, between Capital Trust and Morgan Stanley & Co. International Limited (filed as Exhibit 10.2 to Capital Trust's Quarterly Report on Form 10-Q (File No. 1-8063) filed on August 14, 1998 and incorporated herein by reference).

   10.16 Co-Investment Agreement, dated as of July 28, 1998, among Capital Trust, Vornado Realty L.P., EOP Operating Limited Partnership, and General Motors Investment Management Corporation, as agent for and for the benefit of the Pension Plans (as defined therein) (filed as
           Exhibit 10.1 to Capital Trust's Current Report on Form 8-K (File No. 1-8063) filed on August 6, 1998 and incorporated herein by reference).

   10.17 Registration Rights Agreement, dated as of July 28, 1998, among Capital Trust, Vornado Realty L.P., EOP Limited Partnership, Mellon Bank N.A., as trustee for General Motors Hourly-Rate Employes Pension Trust, and Mellon Bank N.A., as trustee for General Motors Salaried Employes Pension Trust (filed as Exhibit 10.2 to Capital Trust's Current Report on Form 8-K (File No. 1-8063) filed on August 6, 1998 and incorporated herein by reference).

   *21.1   Subsidiaries of Capital Trust, Inc.

   *23.1   Consent of Ernst & Young LLP

   *27.1   Financial Data Schedule.

---------------

+ Represents a management contract or compensatory plan or arrangement.
* Filed herewith.

 (a) (4)          Report on Form 8-K

     During the fiscal quarter ended December 31, 1999, the Registrant filed the following Current Report on Form 8-K:

         None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2000           /s/ John R. Klopp
------------------       -----------------
Date                     John R. Klopp
                         Vice Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 27, 2000           /s/ Samuel Zell
Date                     Samuel Zell
                         Chairman of the Board of Directors

March 27, 2000           /s/ John R. Klopp
------------------       -----------------
Date                     John R. Klopp
                         Vice Chairman and Chief Executive Officer and Director

March 27, 2000           /s/ Edward L. Shugrue III
------------------       -------------------------
Date                     Edward L. Shugrue III
                         Managing Director and Chief Financial Officer

March 27, 2000           /s/ Brian H. Oswald
------------------       -------------------
Date                     Brian H. Oswald
                         Chief Accounting Officer

March 27, 2000           /s/ Jeffrey A. Altman
------------------       ---------------------
Date                     Jeffrey A. Altman, Director

March 27, 2000           /s/ Thomas E. Dobrowski
------------------       -----------------------
Date                     Thomas E. Dobrowski, Director

March 27, 2000           /s/ Martin L. Edelman
------------------       ---------------------
Date                     Martin L. Edelman, Director

March 27, 2000           /s/ Gary R. Garrabrant
------------------       ----------------------
Date                     Gary R. Garrabrant, Director

March 27, 2000           /s/ Craig M. Hatkoff
------------------       --------------------
Date                     Craig M. Hatkoff
                         Vice Chairman and Director

March 27, 2000           /s/ Sheli Z. Rosenberg
------------------       ----------------------
Date                     Sheli Z. Rosenberg, Director

March 27, 2000           /s/ Steven Roth
Date                     Steven Roth, Director

March 27, 2000           /s/ Lynne B. Sagalyn
------------------       --------------------
Date                     Lynne B. Sagalyn, Director

March 27, 2000           /s/ Michael Watson
Date                     Michael Watson, Director

March 27, 2000           /s/ Marc P. Weill
------------------       -----------------
Date                     Marc P. Weill, Director

                   Index to Consolidated Financial Statements





Report of Independent Auditors.............................................F-2

Audited Financial Statements

Consolidated Balance Sheets as of December 31, 1999 and 1998...............F-3

Consolidated  Statements  of Operations  for the years ended
December 31, 1999, 1998 and 1997...........................................F-4

Consolidated  Statements of Changes in Stockholders'  Equity for
the years ended December 31, 1999, 1998 and 1997...........................F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 1999, 1998 and 1997...........................................F-6

Notes to Consolidated Financial Statements.................................F-7

                         Report of Independent Auditors


The Board of Directors
Capital Trust, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Capital Trust, Inc. and Subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1999 and 1998, and the consolidated results of its operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                        /s/ Ernst & Young LLP

New York,  New York
February 14, 2000, except for Note 25,
as to which the date is March 8, 2000

                      Capital Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 1999 and 1998
                                 (in thousands)

                                                                                          1999                       1998
                                                                                  --------------             --------------
                                         Assets

  Cash and cash equivalents                                                      $       38,782            $       46,623
  Other available-for-sale securities, at fair value                                      -                         3,355
  Commercial mortgage-backed securities available-for-sale, at fair value               214,058                    31,650
  Certificated mezzanine investments available-for-sale, at fair value                   45,432                    45,480
  Loans receivable, net of $7,605 and $4,017 reserve for possible credit losses
     at December 31, 1999 and December 31, 1998, respectively                           509,811                   620,858
  Excess of purchase price over net tangible assets acquired, net                           286                       308
  Deposits and other receivables                                                            533                       401
  Accrued interest receivable                                                             9,528                     8,041
  Deferred income taxes                                                                   5,368                     3,029
  Prepaid and other assets                                                                4,010                     6,693
                                                                                 --------------            --------------
Total assets                                                                            827,808            $      766,438
                                                                                 ==============            ==============

                      Liabilities and Stockholders' Equity

Liabilities:
  Accounts payable and accrued expenses                                          $       14,432            $       12,356
  Notes payable                                                                           3,474                     4,247
  Credit facilities                                                                     343,263                   371,754
  Term redeemable securities contract                                                   129,642                         -
  Repurchase obligations                                                                 28,703                    79,402
  Deferred origination fees and other revenue                                             3,411                     4,448
                                                                                 --------------            --------------
Total liabilities                                                                       522,925                   472,207
                                                                                 --------------            --------------

Company-obligated,  mandatory redeemable, convertible preferred securities of CT
   Convertible Trust I, holding solely 8.25% junior subordinated debentures of
   Capital Trust, Inc. ("Convertible Trust Preferred Securities")                       146,343                   145,544
                                                                                 --------------            --------------
Stockholders' equity:
  Class A 9.5% cumulative  convertible  preferred stock,  $0.01 par value, $0.26 cumulative  annual dividend,  100,000 shares  authorized,  2,278 and 12,268 shares issued and  outstanding  at December 31, 1999 and December 31, 1998,
     respectively (liquidation preference of $6,127) ("Class A Preferred Stock")            23                        123
  Class B 9.5% cumulative convertible non-voting preferred stock, $0.01 par value,
     $0.26 cumulative annual dividend,  100,000 shares authorized,  4,043 shares issued and  outstanding  at December 31, 1999  (liquidation  preference  of
     $10,876) ("Class
     B Preferred Stock" and together with Class A Preferred Stock, "Preferred Stock")       40                          -
  Class A common stock, $0.01 par value, 100,000 shares authorized, 21,862 and
     18,159 shares issued and outstanding at December 31, 1999 and
     December 31, 1998, respectively                                                       219                        182
  Class B common stock, $0.01 par value, 100,000 shares authorized, 2,294 shares
     issued and outstanding at December 31, 1999 ("Class B Common Stock")                   23                          -
  Restricted Class A Common Stock, $0.01 par value, 127 and 55 shares issued and outstanding  at  December  31, 1999 and  December  31,  1998,  respectively
     ("Restricted  Class A Common  Stock" and together with Class A Common Stock
     and      Class B Common Stock, "Common Stock")                                          1                          1
  Additional paid-in capital                                                           189,456                    188,816
  Unearned compensation                                                                   (407)                      (418)
  Accumulated other comprehensive loss                                                 (10,164)                    (4,665)
  Accumulated deficit                                                                  (20,651)                   (35,352)
                                                                                 --------------            --------------
Total stockholders' equity                                                             158,540                    148,687
                                                                                 --------------            --------------

Total liabilities and stockholders' equity                                       $     827,808             $      766,438
                                                                                 ==============            ==============

     See accompanying notes to consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Operations
              For the Years Ended December 31, 1999, 1998 and 1997
                      (in thousands, except per share data)

                                                                          1999                 1998                 1997
                                                                     ----------------     ----------------    -----------------
Income from loans and other investments:
   Interest and related income                                         $      88,590        $      62,316       $       4,992
   Less:  Interest and related expenses                                       39,454               27,252               2,223
                                                                     ----------------     ----------------    ----------------
     Income from loans and other investments, net                             49,136               35,064               2,769
                                                                     ----------------     ----------------    ----------------

Other revenues:
   Advisory and investment banking fees                                       17,772               10,311               1,698
   Rental income                                                                -                    -                    307
   Other interest income                                                       1,249                1,638               1,453
   Gain (loss) on sale of rental properties and investments                       35                 -                   (432)
                                                                     ----------------     ----------------     ---------------
     Total other revenues                                                     19,056               11,949               3,026
                                                                     ----------------     ----------------    ----------------

 Other expenses:
   General and administrative                                                 17,345               17,045               9,463
   Other interest expense                                                        337                  413                 156
   Rental property expenses                                                     -                    -                    124
   Depreciation and amortization                                                 345                  249                  92
   Provision for possible credit losses                                        4,103                3,555                 462
                                                                     ----------------     ----------------    ----------------
     Total other expenses                                                     22,130               21,262              10,297
                                                                     ----------------     ----------------    ----------------

   Income (loss) before income taxes and distributions and
     amortization on Convertible Trust Preferred Securities                   46,062               25,751              (4,502)
Provision for income taxes                                                    22,020                9,367                  55
                                                                     ----------------     ----------------    ----------------
   Income (loss) before distributions and amortization on
     Convertible Trust Preferred Securities                                   24,042               16,384              (4,557)
   Distributions and amortization on Convertible Trust Preferred
     Securities, net of income tax benefit of $6,208 and $2,621
     for the years ended December 31, 1999 and 1998, respectively              6,966                2,941                   -
                                                                     ----------------     ----------------    ---------------
   Net income (loss)                                                          17,076               13,443
                                                                                                                       (4,557)
Less: Preferred Stock dividend                                                 2,375                3,135               1,341
        Preferred Stock dividend requirement                                       -                    -                 130
                                                                     ----------------     ----------------    ---------------
   Net income (loss) allocable to Common Stock                       $        14,701      $        10,308     $        (6,028)
                                                                     ================     ================    ===============

Per share information:
   Net earnings (loss) per share of Common Stock
     Basic                                                           $          0.69      $          0.57     $         (0.63)
                                                                     ================     ================    ===============
     Diluted                                                         $          0.55      $          0.44     $         (0.63)
                                                                     ================     ================    ===============
   Weighted average shares of Common Stock outstanding
     Basic                                                                21,334,412           18,208,812           9,527,013
                                                                     ================     ================    ===============
     Diluted                                                              43,724,731           30,625,459           9,527,013
                                                                     ================     ================    ===============
See accompanying notes to consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
              For the Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                                                                           Restricted
                                                             Class A     Class B     Class A     Class B     Class A
                                         Comprehensive      Preferred   Preferred    Common      Common      Common
                                         Income/(loss)        Stock       Stock       Stock       Stock       Stock
                                        -----------------  -----------------------------------------------------------

Balance at January 1, 1997                $         -      $    -    $      -    $      92   $      -    $      -
Net loss                                        (4,557)         -           -           -           -           -
Change in unrealized gain on
  available-for-sale securities, net
  of related income taxes                          409          -           -           -           -           -
Issuance of Class A Common Stock                  -             -           -           90          -           -
Issuance of Class A Preferred Stock               -           123           -           -           -           -
Dividends paid on Preferred Stock                 -             -           -           -           -           -
                                        -----------------  -----------------------------------------------------------
Balance at December 31, 1997              $     (4,148)    $     123   $    -    $     182   $      -    $      -
Net income                                      13,443          -           -           -           -           -
                                        =================
Change in unrealized loss on
  available-for-sale securities, net
  of related income taxes                       (5,052)         -           -           -           -           -
Issuance of Class A Common Stock under
  stock option plan                               -             -           -           -           -           -
Issuance of restricted
  Class A Common Stock                            -             -           -           -           -           1
Cancellation of previously issued
  restricted Class A Common Stock                 -             -           -           -           -           -
Restricted Class A Common Stock earned            -             -           -           -           -           -
Dividends paid on Preferred Stock                 -             -           -           -           -           -
                                        -----------------  -----------------------------------------------------------
Balance at December 31, 1998            $        8,391     $     123   $      -    $     182   $      -    $       1
                                        =================

Net income                                      17,076          -           -           -           -           -
Change in unrealized loss on
  available-for-sale securities, net
  of related income taxes                       (5,499)         -           -           -           -           -
Conversion of Class A Common and
  Preferred Stock to Class B                      -              (40)         40         (23)         23        -
Conversion of Class A Preferred Stock
  to Class A Common Stock                         -              (60)       -             60        -           -
Issuance of Class A Common Stock
  unit awards                                     -             -           -           -           -           -
Cancellation of previously issued
  restricted Class A Common Stock                 -             -           -           -           -           (1)
Issuance of restricted
  Class A Common Stock                            -             -           -           -           -            1
Restricted Class A Common Stock earned            -             -           -           -           -           -
Dividends paid on Preferred Stock                 -             -           -           -           -           -
                                        -----------------  -----------------------------------------------------------
Balance at December 31, 1999            $       11,577     $      23   $      40   $     219   $      23   $     1
                                        =================  ===========================================================
                              See accompanying  notes to consolidated  financial
statements.

                      Capital Trust, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
              For the Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                                    Accumulated
                                         Additional                     Other
                                          Paid-In       Unearned    Comprehensive  Accumulated
                                          Capital     Compensation  Income/(Loss)    Deficit       Total
                                       ---------------------------------------------------------------------

Balance at January 1, 1997               $  64,163   $      -       $     (22)     $ (39,762)   $  24,471
Net loss                                      -           -              -            (4,557)      (4,557)
Change in unrealized gain on
  available-for-sale securities, net
  of related income taxes                     -           -               409           -             409
Issuance of Class A Common Stock            91,347        -              -              -          91,437
Issuance of Class A Preferred Stock         32,747        -              -              -          32,870
Dividends paid on Preferred Stock             -           -              -            (1,341)      (1,341)
                                       ---------------------------------------------------------------------
Balance at December 31, 1997             $ 188,257   $      -       $     387      $ (45,660)   $ 143,289

Net income                                    -           -              -            13,443       13,443
Change in unrealized loss on
  available-for-sale securities, net
  of related income taxes                     -           -            (5,052)          -          (5,052)
Issuance of Class A Common Stock under
  stock option plan                             10        -              -              -              10
Issuance of restricted
  Class A Common Stock                         724        (725)          -              -            -
Cancellation of previously issued
  restricted Class A Common Stock             (175)        156           -              -             (19)
Restricted Class A Common Stock earned        -            151           -              -             151
Dividends paid on Preferred Stock             -           -              -            (3,135)      (3,135)
                                       ---------------------------------------------------------------------
Balance at December 31, 1998             $ 188,816   $    (418)     $  (4,665)     $ (35,352)   $ 148,687

Net income                                    -           -              -            17,076       17,076
Change in unrealized loss on
  available-for-sale securities, net
  of related income taxes                     -           -            (5,499)          -          (5,499)
Conversion of Class A Common and
  Preferred Stock to Class B                  -           -              -              -            -
Conversion of Class A Preferred Stock
  to Class A Common Stock                     -           -              -              -            -
Issuance of Class A Common Stock
  unit awards                                  312        -              -              -             312
Cancellation of previously issued
  restricted Class A Common Stock             (271)        180           -              -             (92)
Issuance of restricted
  Class A Common Stock                         599        (600)          -              -            -
Restricted Class A Common Stock earned        -            431           -              -             431
Dividends paid on Preferred Stock             -           -              -            (2,375)      (2,375)
                                       ---------------------------------------------------------------------
Balance at December 31, 1999             $ 189,456   $    (407)     $ (10,164)     $ (20,651)   $ 158,540
                                       =====================================================================

          See accompanying notes to consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                                          1999                 1998                 1997
                                                                     ----------------     ----------------    -----------------
Cash flows from operating activities:
   Net income (loss)                                                   $     17,076         $     13,443        $     (4,557)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Deferred income taxes                                                 (2,339)              (3,029)                  -
       Provision for credit losses                                            4,103                3,555                 462
       Depreciation and amortization                                            345                  249                  92
       Restricted Class A Common Stock earned                                   431                  151                   -
       Amortization of premiums and accretion of discounts on
         loans and investments, net                                          (1,032)               1,250                   -
       Accretion of discount on term redeemable securities contract           2,757                    -                   -
       Accretion of discounts and fees on Convertible Trust
         Preferred Securities, net                                              799                  337                   -
       (Gain) loss on sale of rental properties and investments                 (35)                   -                 432
       Expenses reversed on cancellation of restricted stock
         previously issued                                                      (92)                 (19)                  -
   Changes in assets and liabilities net of effects from subsidiaries purchased:
       Deposits and other receivables                                          (132)                (117)              2,707
       Accrued interest receivable                                           (1,487)              (7,223)               (818)
       Prepaid and other assets                                               2,417               (3,545)             (2,988)
       Deferred origination fees and other revenue                           (1,037)               3,079               1,369
       Accounts payable and accrued expenses                                  2,388                6,638               5,857
       Other liabilities                                                          -                    -                 (64)
                                                                     ----------------     ----------------    -----------------
   Net cash provided by operating activities                                 24,162               14,769               2,492
                                                                     ----------------     ----------------    -----------------

Cash flows from investing activities:
       Purchases of commercial mortgage-backed securities                  (185,947)             (36,334)            (49,524)
       Principal collections on and proceeds from sale of
         commercial mortgage-backed securities                                    -               49,490                  34
       Advances on and purchases of certificated mezzanine
       investments                                                             (985)             (23,947)            (21,998)
       Principal collections on certificated mezzanine investments            1,033                  465                   -
       Origination and purchase of loans receivable                        (103,732)            (515,449)           (189,711)
       Principal collections on and proceeds from sales of loans
         receivable                                                         209,792               70,405               9,935
       Purchases of equipment and leasehold improvements                        (57)                (496)               (479)
       Proceeds from sale of rental properties                                    -                    -               8,153
       Principal collections and proceeds from sales of
         available-for-sale securities                                        3,344                7,957               4,947
       Acquisition of Victor Capital Group, L.P., net of cash
         acquired                                                                 -                    -              (4,066)
                                                                     --------------       --------------      ---------------
   Net cash used in investing activities                                    (76,552)            (447,909)           (242,709)
                                                                     ----------------     --------------      ---------------
Cash flows from financing activities:
       Proceeds from repurchase obligations                                   3,929               41,837             109,458
       Repayment of repurchase obligations                                  (54,626)             (44,608)            (27,285)
       Proceeds from credit facilities                                      214,246              618,686              81,864
       Repayment of credit facilities                                      (242,737)            (326,796)             (2,000)
       Proceeds from notes payable                                                -               10,000               4,001
       Repayment of notes payable                                              (773)             (10,706)             (4,217)
       Net proceeds from issuance of Convertible Trust Preferred                  -              145,207                   -
         Securities
       Net proceeds from issuance of term redeemable securities             126,885                    -                   -
         contract
       Dividends paid on Class A Preferred Stock                             (2,375)              (3,135)             (1,341)
       Net proceeds from issuance of Class A Common Stock under
         stock option plan                                                        -                   10                   -
       Net proceeds from issuance of Class A Common Stock                         -                    -              91,437
       Net proceeds from issuance of Class A Preferred Stock                      -                    -              32,870
                                                                     --------------     ----------------    ----------------
   Net cash provided by financing activities                                 44,549              430,495             284,787
                                                                     --------------     ----------------    ----------------

Net increase (decrease) in cash and cash equivalents                         (7,841)              (2,645)             44,570
Cash and cash equivalents at beginning of year                               46,623               49,268               4,698
                                                                     --------------     ----------------    ----------------
Cash and cash equivalents at end of year                               $     38,782         $     46,623        $     49,268
                                                                     ==============     ================    ================

          See accompanying notes to consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

1.  Organization

Capital Trust, Inc. (the "Company") is a finance company designed to take advantage of high-yielding lending and investment opportunities in commercial real estate and related assets. The Company makes investments in various types of income producing commercial real estate, including senior and junior commercial mortgage loans, preferred equity investments, direct equity investments and subordinate interests in commercial mortgage-backed securities ("CMBS"). The Company also provides real estate investment banking, advisory and asset management services through its wholly owned subsidiary, Victor Capital Group, L.P. ("Victor Capital").

The Company is the successor to Capital Trust (f/k/a California Real Estate Investment Trust), a business trust organized under the laws of the State of California pursuant to a declaration of trust dated September 15, 1966 (the "Predecessor"), following the consummation of the Reorganization (as defined and described below). On December 31, 1996, 76% of the Predecessor's then-outstanding common shares of beneficial interest, $1.00 par value ("Common Shares") were held by the Predecessor 's former parent ("Former Parent"). On January 3, 1997, the Former Parent sold its entire 76% ownership interest in the Predecessor (consisting of 6,959,593 Common Shares) to CalREIT Investors Limited Partnership ("CRIL"), an affiliate of Equity Group Investments, L.L.C. ("EGI") and Samuel Zell, the Company's current chairman of the board of directors, for an aggregate price of approximately $20.2 million. Prior to the purchase, which was approved by the Predecessor's then-incumbent board of trustees, EGI and Victor Capital, a then privately held company owned by two of the current directors of the Company, presented to the Predecessor's then-incumbent board of trustees a proposed new business plan in which the Predecessor would cease to be a real estate investment trust ("REIT") and instead become a finance company as discussed above. EGI and Victor Capital also proposed that they provide the Predecessor with a new management team to implement the business plan and invest, through an affiliate, a minimum of $30 million in a new class of preferred equity to be issued by the Predecessor. In connection with the foregoing, the Predecessor subsequently agreed that, concurrently with the consummation of the proposed preferred equity investment, it would acquire for $5.0 million Victor Capital's real estate investment banking, advisory and asset management businesses, including the services of its experienced management team (see Note 2).

On July 15, 1997, the proposed preferred equity investment was consummated and 12,267,658 class A 9.5% cumulative convertible preferred shares of beneficial interest, $1.00 par value ("Class A Preferred Shares"), in the Predecessor were sold to Veqtor Finance Company, L.L.C. ("Veqtor"), a then affiliate of Samuel Zell and the then principals of Victor Capital, for an aggregate purchase price of $33.0 million. Concurrently with the foregoing transaction, Veqtor purchased from CRIL the 6,959,593 Common Shares held by it for an aggregate purchase price of approximately $21.3 million (which shares were reclassified on that date as class A common shares of beneficial interest, $1.00 par value ("Class A Common Shares"), in the Predecessor pursuant to the terms of an amended and restated declaration of trust, dated July 15, 1997, adopted on that date (the "Amended and Restated Declaration of Trust")). See Note 14.

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

3.  Summary of Significant Accounting Policies

Principles of Consolidation

During the year ended December 31, 1997, the Company owned commercial rental property in Sacramento, California through a 59% limited partnership interest in Totem Square L.P., a Washington limited partnership ("Totem"), and an indirect 1% general partnership interest in Totem through its wholly-owned subsidiary Cal-REIT Totem Square, Inc. An unrelated party held the remaining 40% interest. This property was sold during the year ended December 31, 1997 and the Totem Square L.P. and Totem Square, Inc. subsidiaries were liquidated and dissolved.

The consolidated financial statements of the Company include the accounts of the Company, VIC, Inc., which holds Victor Capital and its wholly-owned subsidiaries (included in the consolidated statement of operations since their acquisition on July 15, 1997), Natrest Funding I, Inc. (a single purpose entity holding one Mortgage Loan), CT-BB Funding Corp. (an entity which purchased fifteen CMBS securities as described in Note 6), CT Convertible Trust I (as described in Note
13) and the results from the disposition of its rental property held by Totem, which was sold on March 4, 1997 prior to commencement of the Company's new business plan (see Note 1). All significant intercompany balances and transactions have been eliminated in consolidation.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

3.  Summary of Significant Accounting Policies, continued

Revenue Recognition

Interest income for the Company's mortgage and other loans and investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis.

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

Reserve for Possible Credit Losses

The provision for possible credit losses is the charge to income to increase the reserve for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions. Based upon these factors, the Company establishes the provision for possible credit losses by category of asset. When it is probable that the Company will be unable to collect all amounts contractually due, the account is considered impaired. Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the reserve for credit losses.

Cash and Cash Equivalents

The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. At December 31, 1999 and 1998, cash equivalents of approximately $37.1 million and $46.4 million, respectively, consisted of an investment in a money market fund that invests in U.S. Treasury bills. Bank balances in excess of federally insured amounts totaled approximately $1.5 million and $26,000 as of December 31, 1999 and 1998, respectively. The Company has not experienced any losses on its demand deposits or money market investments.

Other Available-for-Sale Securities

Other available-for-sale securities are reported on the consolidated balance sheet at fair value with any corresponding temporary change in value reported as an unrealized gain or loss (if assessed to be temporary), as a component of comprehensive income in stockholders' equity, net of related income taxes (see
Note 5).

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

3.  Summary of Significant Accounting Policies, continued

Commercial Mortgage-Backed Securities

At December 31, 1997, the Company had the intent and ability to hold its subordinated investment in a commercial mortgage-backed security ("CMBS") until maturity. Consequently, this investment was classified as held to maturity and was carried at amortized cost. During 1998, due to prepayments made on underlying securities that reduced the interest rate/risk profile and maturity of a CMBS, the Company concluded that it no longer anticipated holding the asset to maturity. Due to the decision to sell this held-to-maturity security, the Company has transferred all of its investments in CMBS from held-to-maturity securities to available-for-sale and they are recorded as such at December 31, 1999 and 1998.

Income from CMBS is recognized based on the effective interest method using the anticipated yield over the expected life of the investments. Changes in yield resulting from prepayments are recognized over the remaining life of the investment. The Company recognizes impairment on its CMBS whenever it determines that the impact of expected future credit losses, as currently projected, exceeds the impact of the expected future credit losses as originally projected. Impairment losses are determined by comparing the current fair value of a CMBS to its existing carrying amount, the difference being recognized as a loss in the current period in the consolidated statements of operations of the period in which the loss is identified. Reduced estimates of credit losses are recognized as an adjustment to yield over the remaining life of the portfolio.

Certificated Mezzanine Investments

Certificated Mezzanine Investments available-for-sale are reported on the consolidated balance sheets at fair value with any corresponding temporary change in value resulting in an unrealized gain (loss) being reported as a component of comprehensive income in the stockholders' equity section of the balance sheet, net of related income taxes. See Note 7.

Derivative Financial Instruments

The Company uses interest rate swaps to effectively convert fixed rate assets to variable rate assets for proper matching with variable rate liabilities ("Asset-based Swap") and to convert variable rate liabilities to fixed rate liabilities for proper matching with fixed rate assets ("Liability-based Swap"). The differential to be paid or received on these agreements is recognized as an adjustment to the interest income related to the earning asset or an adjustment to interest expense related to the interest bearing liability and is recognized on the accrual basis. These swaps are highly effective in reducing the Company's risk of changes in LIBOR as they effectively convert the financed portion of an asset to a variable rate for which the financing cost is also at a variable rate.

As the Asset-based Swaps relate to assets that are accounted for on an amortized cost basis, these swaps are accounted for as off-balance sheet assets. The Liability-based Swaps relate to assets that are accounted for on a mark-to-market basis and the value of the swaps are included as an adjustment to the carrying value.

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

Expenditures for maintenance and repairs are charged directly to expense at the time incurred. Expenditures determined to represent additions and betterments are capitalized. Cost of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts in the year of sale or retirement. Any resulting profit or loss is reflected in the consolidated statement of operations.

Sales of Real Estate

The Company complies with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate." Accordingly, the recognition of gains is deferred until such transactions have complied with the criteria for full profit recognition under the Statement. The Company has deferred gains of $239,000 at December 31, 1999 and 1998.

Deferred Debt Issuance Costs

The Company capitalizes costs incurred related to the issuance of long-term debt. These costs are deferred and amortized on a straight-line basis over the life of the related debt, which approximates the level-yield method, and is recognized as a component of interest expense.

Income Taxes

Prior to commencement of full implementation of operations as a finance company on July 15, 1997, the Company had a REIT status, as permitted by the Internal Revenue Code, and, as such, was not taxed on that portion of its taxable income which was distributed to shareholders, provided that at least 95% of its real estate trust taxable income was distributed and that the Company met certain other REIT requirements. At July 15, 1997, the Company elected to not meet the requirements to continue to be taxed as a REIT and was therefore not considered a REIT retroactive to January 1, 1997.

The Company records its income taxes in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS No.
109"). Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying statutory tax rates for future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for carryforwards that are useable in future years. A valuation allowance is recognized if it is more likely than not that some portion of the deferred asset will not be recognized. When evaluating whether a valuation allowance is appropriate, SFAS No. 109 requires a company to consider such factors as previous operating results, future earning potential, tax planning strategies and future reversals of existing temporary differences. The valuation allowance is increased or decreased in future years based on changes in these criteria.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

3.  Summary of Significant Accounting Policies, continued

Amortization of the Excess of Purchase Price Over Net Tangible Assets Acquired

The Company recognized the excess of purchase price over net tangible assets acquired in a business combination accounted for as a purchase transaction and is amortizing it on a straight-line basis over a period of 15 years. The carrying value of the excess of purchase price over net tangible assets acquired is analyzed quarterly by the Company based upon the expected revenue and profitability levels of the acquired enterprise to determine whether the value and future benefit may indicate a decline in value. If the Company determines that there has been a decline in the value of the acquired enterprise, the Company will write down the value of the excess of purchase price over net tangible assets acquired to the revised fair value. As of December 31, 1999, the Company has $56,000 of accumulated amortization recorded against the original excess of purchase price over net tangible assets acquired of $342,000.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income

Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The statement changes the reporting of certain items currently reported in the stockholders' equity section of the balance sheet and establishes standards for reporting of comprehensive income and its components in a full set of general-purpose financial statements. Total comprehensive income (loss) was $11,577,000, $8,391,000 and $(4,148,000) for the years ended December 31, 1999, 1998 and
1997, respectively. The primary component of comprehensive income other than net income was the unrealized gain (loss) on available-for-sale securities, net of related income taxes.

Earnings per Share of Common Stock

Earnings per share of Common Stock is presented based on the requirements of Statement of Accounting Standards No. 128 ("SFAS No. 128"). Basic EPS is computed based on the income applicable to Common Stock (which is net income or loss reduced by the dividends on the Preferred Stock) divided by the weighted-average number of shares of Common Stock outstanding during the period. Diluted EPS is based on the net earnings applicable to Common Stock plus, if dilutive, dividends on the Preferred Stock and interest paid on Convertible Trust Preferred Securities, net of tax benefit, divided by the weighted average number of shares of Common Stock and potentially dilutive shares of Common Stock that were outstanding during the period. At December 31, 1999, potentially dilutive shares of Common Stock include the convertible Preferred Stock and Convertible Trust Preferred Securities. At December 31, 1998, potentially dilutive shares of Common Stock include the convertible Preferred Stock and dilutive Common Stock options. At December 31, 1997, the shares of Preferred Stock and Common Stock options were not considered Common Stock equivalents for purposes of calculating Diluted EPS as they were antidilutive and accordingly, there was no difference between Basic EPS and Diluted EPS or weighted average shares of Common Stock outstanding.

Reclassifications

Certain reclassifications have been made in the presentation of the 1998 and 1997 consolidated financial statements to conform to the 1999 presentation.

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

In 1998, the Company operated as two segments: Lending/Investment and Advisory for which the disclosures required by SFAS No. 131 for the year ended December 31, 1998 are presented in Note 23. During the first quarter of 1999, the Company reorganized the structure of its internal organization by merging its Lending/Investment and Advisory segments and thereby no longer managing its operations as separate segments. As such, separate segment reporting is not presented for 1999 as there is only one segment and the financial information for that segment is the same as the information in the consolidated financial statements. The accounting policies of the reportable segments in 1998 are the same as those described within this summary of significant accounting policies.

New Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Subsequently, SFAS No. 137, "Deferral of the Effective Date of FASB No. 133" deferred the adoption of SFAS No. 133 to years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value, if any, will be immediately recognized in earnings. The Company plans to adopt SFAS No. 133 effective January 1, 2001. Based upon the Company's derivative positions, which are considered effective hedges at December 31, 1999, the Company estimates that it would have reported an increase in other comprehensive income of $3.8 million had the statement been adopted at that time.

4.  Rental Properties

At January 1, 1997, the Company's rental property portfolio included a retail and mixed-use property carried at $8,585,000. This property was sold during 1997.

At January 1, 1997 the Company had an allowance for valuation losses on rental properties of $6,898,000. During the year ended December 31, 1997, a provision for valuation losses of $1,743,000 was recorded and $8,641,000 was charged against the allowance for valuation losses decreasing the allowance for valuation losses on rental properties to zero at December 31, 1997. The Company did not hold any rental properties during the years ended December 31, 1999 and 1998.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

5.  Other Available-for-Sale Securities

During the year ended December 31, 1999, the Company sold its entire portfolio of other available-for sale securities at a gain of $35,000 over their amortized cost.

At  December  31,  1998,  the  Company's  other  available-for-sale   securities
consisted of the following (in thousands):

                                                                                 Gross
                                                                               Unrealized       Estimated
                                                                          ---------------------
                                                                  Cost      Gains     Losses    Fair Value
                                                              -----------------------------------------------
Federal National Mortgage Association, adjustable rate
   interest at 7.474%, due April 1, 2024                         $ 1,159     $  17     $  -      $  1,176
Federal Home Loan Mortgage Association, adjustable rate
    interest at 7.626%, due June 1, 2024                             425         5        -           430
Federal National Mortgage Association, adjustable rate
   interest at 7.512%, due May 1, 2025                               106         -        -            106
Federal National Mortgage Association, adjustable rate
   interest at 7.725%, due May 1, 2026                               463         3        -            466
Federal National Mortgage Association, adjustable rate
   interest at 7.604%, due June 1, 2026                            1,139        13        -          1,152
Norwest Corp. Voting Common Stock, 630 shares                         17         8        -             25
                                                              -----------------------------------------------
                                                                 $ 3,309     $  46     $  -      $  3,355
                                                              ===============================================

The maturity dates of debt securities were not necessarily indicative of expected maturities as principal is often prepaid on such instruments.

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

6.  Commercial Mortgage-Backed Securities ("CMBS")

The Company pursues rated and unrated investments in public and private subordinated interests ("Subordinated Interests") in CMBS.

In 1997, the Company completed an investment for the entire junior subordinated class of CMBS that provided for both interest payments and principal repayments. The CMBS investment consisted of a security with a face value of $49,592,000 that was purchased at a discount for $49,174,000 plus accrued interest. At the time of acquisition, the investment was subordinated to approximately $351.3 million of senior securities. At December 31, 1997, the CMBS investment (including interest receivable) was $49,471,000 and had a yield of 8.96%. During 1998, due to prepayments made on underlying securities that reduced the interest rate/risk profile and maturity of this CMBS, the Company concluded that it no longer anticipated holding this security to maturity. The security was sold during 1998 at a gain of approximately $100,000. Because of this decision to sell a held-to-maturity security, the Company transferred all of its investments in commercial mortgage-backed securities from held-to-maturity securities to available-for-sale and continues to classify the CMBS as such.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


6.  Commercial Mortgage-Backed Securities ("CMBS"), continued

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

During the year ended December 31, 1998, the Company purchased $36,509,000 face amount of interests in three subordinated CMBS issued by a financial asset securitization investment trust for $36,335,000, which, at December 31, 1999, had an amortized cost of $36,396,000 and a market value of $33,089,000. These securities bear interest at floating rates, for which the weighted average interest rate in effect, after fair value adjustment at December 31, 1999, is 12.34%, and mature in January 2003.

In connection with the aforementioned investments, at December 31, 1999, the Company has deferred acquisition costs of $51,000 that are being amortized as a reduction of interest income on a basis to realize a level yield over the life of the investment.

On March 3,  1999,  the  Company,  through  its then newly  formed  wholly-owned subsidiary, CT-BB Funding Corp., acquired a portfolio of fixed-rate "BB" rated CMBS (the "BB CMBS Portfolio") from an affiliate of the Company's credit provider under the First Credit Facility (as hereinafter defined). The portfolio, which is comprised of 11 separate issues with an aggregate face amount of $246.0 million, was purchased for $196.9 million. In connection with the transaction, an affiliate of the seller provided three-year term financing for 70% of the purchase price at a floating rate above the London Interbank Offered Rate ("LIBOR") and entered into an interest rate swap with the Company for the full duration of the BB CMBS Portfolio securities thereby providing a hedge for interest rate risk. The financing was provided at a rate that was below the current market for similar financings and, as such, the carrying amount of the assets and the debt were reduced by $10.9 million to adjust the yield on the debt to current market terms. The BB CMBS Portfolio securities bear interest at fixed rates that have an average face rate of 7.74% on the face amount and mature at various dates from March 2005 to December 2014. After giving effect to the discounted purchase price, the fair value adjustment and the adjustment of the carrying amount of the assets to bring the debt to current market terms, the weighted average interest rate in effect for the BB CMBS Portfolio at December 31, 1999 was 12.19%.

7.  Certificated Mezzanine Investments

The Company purchases high-yielding mezzanine investments that are subordinate to senior secured loans on commercial real estate. Such investments represent interests in debt service from loans or property cash flow and are issued in certificate form. These certificated investments carry substantially similar terms and risks as the Company's Mezzanine Loans.

The certificated mezzanine investments are floating rate securities that are carried at market value of $45,432,000 and $45,480,000 on December 31, 1999 and 1998, respectively. As the market value and amortized cost were the same on December 31, 1999 and 1998, no unrealized gains or losses have been recorded. One of the certificated mezzanine investments was subject to early redemption penalties through October 1999. The certificated mezzanine investments have remaining terms of five to eleven months with the security with the five-month maturity having 24 months of additional extensions available. The weighted average interest rate in effect for the two certificated mezzanine investments is 10.51% at December 31, 1999.

In connection with the aforementioned investments, at December 31, 1999, the Company has deferred origination fees, net of direct costs of $19,000 that are being amortized into interest income on a basis to realize a level yield over the life of the investment.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

8.  Loans Receivable

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

     o Other Loans Receivable. This classification includes loans originated during the Company's prior operations as a REIT and other loans and investments not meeting the above criteria.

At December 31, 1999 and 1998, the Company's loans receivable consisted of the following (in thousands):

                                                              1999                1998
                                                       ------------------- -------------------
   Mortgage Loans                                        $      270,332      $      305,578
   Mezzanine Loans                                              192,613             317,278
   Other loans receivable                                        54,471               2,019
                                                       ------------------- -------------------
                                                                517,416             624,875
   Less:  reserve for possible credit losses                     (7,605)             (4,017)
                                                       ------------------- -------------------
   Total loans                                           $      509,811      $      620,858
                                                       =================== ===================

At December 31, 1999, one mortgage loan with a principal balance of $21,114,000 was in default as the loan matured on December 29, 1999. At December 31, 1999, the loan was earning a fixed interest rate of 20% (the default rate) and was repaid in full with interest on January 7, 2000.

At December 31, 1999, the weighted average interest rate in effect, after giving effect to interest rate swaps and including amortization of fees and premiums, for the Company's performing loans receivable was as follows:

   Mortgage Loans                                               11.40%
   Mezzanine Loans                                              12.07%
   Other loans receivable                                       12.43%
             Total Loans                                        11.77%

At December 31, 1999, $367,441,000 (74%) of the aforementioned performing loans bear interest at floating rates ranging from LIBOR plus 320 basis points to LIBOR plus 1000 basis points. The remaining $128,861,000 (26%) of loans were financed at fixed rates ranging from 9.50% to 12.50%.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

8.  Loans Receivable, continued

The range of maturity dates and weighted average maturity at December 31, 1999 of the Company's performing loans receivable was as follows:

                                                                                    Weighted
                                                                                    Average
                                                Range of Maturity Dates             Maturity
                                        ----------------------------------------- -------------
   Mortgage Loans                       May 2000 to July 2001                      12 Months
   Mezzanine Loans                      December 2000 to September 2008            67 Months
   Other loans receivable               May 2000 to August 2017                    35 Months
             Total Loans                May 2000 to August 2017                    36 Months

In addition, one of the loans for $41,558,000 has borrower extension rights for an additional year and another loan for $28,000,000 has borrower extension rights for an additional two years.

At December 31, 1999, there are no loans to a single borrower or to related groups of borrowers that exceeded ten percent of total assets. Approximately 45% and 11% of all loans are secured by properties in New York and Texas, respectively. Approximately 53% of all loans are secured by office buildings and approximately 16% are secured by office/hotel properties. These credit concentrations are adequately collateralized as of December 31, 1999.

During the year ended December 31, 1999, the Company completed four new loan transactions totaling $97,500,000 and provided $6,233,000 of additional fundings on four loans originated in prior periods. The Company funded all of the foregoing loans receivable originated during the year ended December 31, 1999 and has remaining outstanding commitments at December 31, 1999 totaling $23,251,000.

In connection with the aforementioned loans, at December 31, 1999 and 1998 the Company has deferred origination fees, net of direct costs of $3,330,000 and $4,460,000, respectively, that are being amortized into income over the life of the loan. At December 31, 1999 and 1998, the Company has also recorded $3,479,000 and $1,243,000, respectively, of exit fees, which will be collected at the loan pay-off. These fees are recorded as interest income on a basis to realize a level yield over the life of the loans.

As of December 31, 1999, loans totaling $469,655,000 are pledged as collateral for borrowings on the Credit Facilities (as defined below).

As of December 31, 1997, the Company was in the process of monetizing its assets and accordingly, recorded such assets at the lower of cost or current market value, less estimated selling costs. The Company has established a reserve for possible credit losses on loans receivable as follows (in thousands):

                                                      1999              1998               1997
                                                  --------------    --------------     --------------
Beginning balance                                   $   4,017         $     462          $    -
   Provision for possible credit losses                 4,103             3,555                462
   Amounts charged against reserve for possible
     credit losses                                       (515)             -                  -
                                                  --------------    --------------     --------------
Ending balance                                      $   7,605         $   4,017          $     462
                                                  ==============    ==============     ==============

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

9.  Risk Factors

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

10.  Equipment and Leasehold Improvements

At December 31, 1999 and 1998, equipment and leasehold improvements, net, are summarized as follows (in thousands):

                                                Period of
                                             Depreciation or
                                               Amortization              1999               1998
                                         -------------------------   --------------    ----------------

   Office equipment                           3 to 7 years               $   759           $   715
   Leasehold improvements                     Term of leases                 245               232
                                                                     --------------    ----------------
                                                                           1,004               947
   Less:  accumulated depreciation                                          (642)             (320)
                                                                     --------------    ----------------
                                                                         $   362           $   627
                                                                     ==============    ================

Depreciation and amortization expense on equipment and leasehold improvements, which are computed on a straight-line basis totaled $322,000, $227,000 and $64,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Equipment and leasehold improvements are included at their depreciated cost in prepaid and other assets in the consolidated balance sheets.

11.  Notes Payable

At December 31, 1999 and 1998, the Company has notes payable aggregating $3,474,000 and $4,247,000, respectively.

In connection with the acquisition of Victor Capital and affiliated entities, the Company issued $5.0 million of non-interest bearing unsecured notes ("Acquisition Notes") to the sellers, who are the current vice chairman and chief executive officer and the vice chairman and chairman of the executive committee of the board of directors of the Company, payable in ten semi-annual payments of $500,000. The Acquisition Notes were originally discounted to $3,908,000 based on an imputed interest rate of 9.5%.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



11.  Notes Payable, continued

At December 31, 1999, the Acquisition Notes have six remaining semi-annual payments maturing July 1, 2002. The net present value of the remaining payments on the Acquisition Notes at December 31, 1999 and 1998 amounted to $2,680,000 and $3,419,000, respectively.

The Company is also indebted under a note payable due to a life insurance company. This note is secured by the property that was sold in 1998. The note bears interest at 9.50% per annum with principal and interest payable monthly until August 7, 2017 when the entire unpaid principal balance and any unpaid interest is due. The life insurance company has the right to call the entire note due and payable upon ninety days prior written notice. At December 31, 1999 and 1998, the balance of the note payable amounted to $794,000 and $828,000, respectively.

12.  Long-Term Debt

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

On June 8, 1998, the Company entered into an additional credit agreement with with another commercial lender that provides for a $300 million line of credit with an orginial expiration date in December 1999 (the "Second Credit Facility" together with the First Credit Facility, the "Credit Facilities"). The Company incurred an initial commitment fee upon the signing of the Second Credit Facility and will pay an additional commitment fee when borrowings exceed $250 million. Effective March 30, 1999, pursuant to an amended and restated credit agreement, the Company extended the expiration of such credit facility from December 1999 to June 2000 with an automatic nine-month amortizing extension option, if not otherwise extended.

The Credit Facilities provide for advances to fund lender-approved loans and investments made by the Company ("Funded Portfolio Assets"). The obligations of the Company under the Credit Facilities are secured by pledges of the Funded Portfolio Assets acquired with advances under the Credit Facilities. Borrowings under the Credit Facilities bear interest at specified rates over LIBOR, which rates may fluctuate, based upon the credit quality of the Funded Portfolio Assets. Future repayments and redrawdowns of amounts previously subject to the drawdown fee will not require the Company to pay any additional fees. The Credit Facilities provide for margin calls on asset-specific borrowings in the event of asset quality and/or market value deterioration as determined under the Credit Facilities. The Credit Facilities contain customary representations and warranties, covenants and conditions and events of default. The Credit Facilities also contain a covenant obligating the Company to avoid undergoing an ownership change that results in Craig M. Hatkoff, John R. Klopp or Samuel Zell no longer retaining their senior offices and directorships with the Company and practical control of the Company's business and operations.

At December 31, 1999, the Company has borrowed $185,440,000 against the First Credit Facility at an average borrowing rate (including amortization of fees incurred and capitalized) of 8.85%. The Company has pledged assets of $273,247,000 as collateral for the borrowing against the First Credit Facility.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)




12.  Long-Term Debt, continued

Credit Facilities, continued

At December 31, 1999, the Company has borrowed $157,823,000 against the Second Credit Facility at an average borrowing rate (including amortization of fees incurred and capitalized) of 9.58%. The Company has pledged assets of $229,497,000 as collateral for the borrowing against the Second Credit Facility.

On December 31, 1999, the unused amounts available under the Credit Facilities were $305,166,000.

Repurchase Obligations

The  Company  has  entered   into  two   repurchase   obligations   ("Repurchase
Obligations") discussed below to finance the acquisition of assets at December 31, 1999.

The first repurchase agreement, with a securities dealer, arose in connection with the purchase of a Certificated Mezzanine Investment. At December 31, 1999, the Company has sold such asset totaling $21,839,000, which approximates market value, and has a liability to repurchase this asset for $10,919,000. The liability balance bears interest at a specified rate over LIBOR and matures in March 2000.

The other repurchase agreement, with another securities dealer, also arose in connection with the purchase of a Certificated Mezzanine Investment. At December 31, 1999, the Company has sold such asset with a book value of $23,594,000, which approximates market value, and has a liability to repurchase this asset for $17,784,000. The liability balance bears interest at a specified rate over LIBOR and matures in May 2000.

The  average   interest  rate  in  effect  for  both  variable  rate  Repurchase
Obligations at December 31, 1999 is 7.76%.

At December 31, 1998, the Company had entered into seven repurchase agreements which either matured and were satisfied or were extended during 1999.

Four of the repurchase agreements, with a securities dealer, arose in connection with the purchase of a Certificated Mezzanine Investment, a Mortgage Loan and two Mezzanine Loans. At December 31, 1998, the Company had sold such assets totaling $71,469,000, which approximates market value, and had a liability to repurchase these assets for $53,704,000. The liability balance bore interest at specified rates over LIBOR and the agreements generally have a one-year term with extensions available by mutual consent.

One of the repurchase agreements, with another securities dealer, arose in connection with the purchase of a Certificated Mezzanine Investment. At December 31, 1998, the Company had sold such asset with a book value of $23,641,000, which approximates market value, and had a liability to repurchase this asset for $14,918,000. The liability balance bore interest at a specified rate over LIBOR.

The Company also had entered into a repurchase agreement with a securities broker in conjunction with the purchase of one of the classes of subordinated CMBS issued by a financial asset securitization investment trust. At December 31, 1998, the Company had sold such securities with a cost of $10,000,000 (market value $8,543,750) and had a liability to repurchase these assets for $7,642,000. The liability balance bore interest at a specified rate over LIBOR.

The Company also had entered into a repurchase agreement with a securities broker in conjunction with the financing of all of its FNMA and FHLMC securities. At December 31, 1998, the Company had sold such securities with a book value totaling $3,292,000 (market value $3,330,000) and had a liability to repurchase these assets for $3,137,000. The liability balance bore interest at a specified rate over LIBOR.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


12.  Long-Term Debt, continued

Term Redeemable Securities Contract

The average interest rate in effect for all variable rate Repurchase Obligations at December 31, 1998 was 6.74%.

Term Redeemable Securities Contract

In connection with the purchase of the BB CMBS Portfolio described in Note 6, an affiliate of the seller provided financing for 70% of the purchase price, or $137.8 million, at a floating rate of LIBOR plus 50 basis points pursuant to a term redeemable securities contract. This rate was below the market rate for similar financings, and, as such, a discount on the term redeemable securities contract was recorded to reduce the carrying amount by $10.9 million, which had the effect of adjusting the yield to current market terms. The debt has a three-year term that expires in February 2002.

An affiliate of the seller also entered into an interest rate swap with the Company for the full duration of the BB CMBS Portfolio thereby providing a hedge for interest rate risk. The notional values of the swaps were tied to the amount of debt for the term of the debt and then to the assets for the remaining terms of the assets. The swaps had a positive value at December 31, 1999 of $13,332,000.

By entering into interest rate swaps, the Company has effectively converted the term redeemable securities contract to a fixed interest rate of 6.55%. After adjusting the carrying amount and yield to current market terms, the term redeemable securities contract bears interest at a fixed interest rate of 9.73%.

13.  Convertible Trust Preferred Securities

On July 28, 1998, the Company privately placed 150,000 8.25% Step Up Convertible Trust Preferred Securities (liquidation amount $1,000 per security) with an aggregate liquidation amount of $150 million (the "Convertible Trust Preferred Securities"). The Convertible Trust Preferred Securities were issued by the Company's consolidated statutory trust subsidiary, CT Convertible Trust I (the "Trust"). The Convertible Trust Preferred Securities represent an undivided beneficial interest in the assets of the Trust that consist solely of the Company's Convertible Debentures (as hereafter defined). This private placement transaction was completed concurrently with the related issuance and sale to the Trust of the Company's 8.25% Step Up Convertible Junior Subordinated Debentures in the aggregate principal amount of $154,650,000 (the "Convertible Debentures"). Distributions on the Convertible Trust Preferred Securities are payable quarterly in arrears on each calendar quarter-end and correspond to the payments of interest made on the Convertible Debentures, the sole assets of the Trust. Distributions are payable only to the extent payments are made in respect to the Convertible Debentures.

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

14.  Stockholders' Equity

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

The Company has the authority to issue up to 300,000,000 shares of stock, consisting of (i) 100,000,000 shares of Class A Common Stock, (ii) 100,000,000 shares of Class B Common Stock, and (iii) 100,000,000 shares of Preferred Stock. The board of directors is generally authorized to issue additional shares of authorized stock without stockholders' approval.

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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

14.  Stockholders' Equity, continued



Preferred Stock

In connection with the Reorganization, the Company created two classes of Preferred Stock, Class A Preferred Stock and the Class B Preferred Stock. As described above, upon consummation of the Reorganization, the Predecessor's outstanding Class A Preferred Shares were converted into shares of the Company's Class A Preferred Stock.

Except as described herein or as required by law, both classes of Preferred Stock are identical and entitled to the same dividend, distribution, liquidation and other rights. The holders of the Class A Preferred Stock are entitled to vote together with the holders of the Class A Common Stock as a single class on all matters submitted to a vote of stockholders. Each share of Class A Preferred Stock entitles the holder thereof to a number of votes per share equal to the number of shares of Class A Common Stock into which such shares of Class A Preferred Stock is then convertible. Except as described herein, the holders of Class B Preferred Stock do not have voting rights and are not counted in determining the presence of a quorum for the transaction of business at a stockholders' meeting. The affirmative vote of the holders of a majority of the outstanding Preferred Stock, voting together as a separate single class, except in certain circumstances, have the right to approve any merger, consolidation or transfer of all or substantially all of the assets of the Company. Holders of the Preferred Stock are entitled to receive, when and as declared by the board of directors, cash dividends per share at the rate of 9.5% per annum on a per share price of $2.69. Such dividends shall accrue (whether or not declared) and, to the extent not paid for any dividend period, will be cumulative. Dividends on the authorized Preferred Stock are payable, when and as declared, semi-annually, in arrears, on December 26 and June 25 of each year.

Each share of Class A Preferred Stock is convertible at the option of the holder thereof into an equal number of shares of Class B Preferred Stock, or into a number of shares Class A Common Stock equal to the ratio of (x) $2.69 plus an amount equal to all dividends per share accrued and unpaid thereon as of the date of such conversion to (y) the conversion price in effect as of the date of such conversion. Each share of Class B Preferred Stock is convertible at the option of the holder thereof, subject to certain conditions, into an equal number of shares of Class A Preferred Stock or into a number of shares of Class B Common Stock equal to the ratio of (x) $2.69 plus an amount equal to all dividends per share accrued and unpaid thereon as of the date of such conversion to (y) the conversion price in effect as of the date of such conversion. The conversion price in effect as of December 31, 1999 is $2.69 and therefore the outstanding shares of Preferred Stock are convertible into an equal number of shares of Common Stock.

Common and Preferred Stock Outstanding

As of December 31, 1998, there were 12,267,658 shares of Class A Preferred Stock issued and outstanding, no shares of Class B Preferred Stock were issued and outstanding, 18,158,816 shares of Class A Common Stock were issued and outstanding and no shares of Class B Common Stock were issued and outstanding. The 12,267,658 shares of Class A Preferred Stock outstanding at December 31, 1998 were originally issued and purchased by Veqtor on July 15, 1997 for an aggregate purchase price of approximately $33 million (see Note 1).

Until August 10, 1999 (the "Conversion Date"), Veqtor owned 6,959,593 of the outstanding shares of Class A Common Stock and all 12,267,658 of the outstanding shares of Class A Preferred Stock. Veqtor was then controlled by the chairman of the board, the vice chairman and chief executive officer and the vice chairman and chairman of the executive committee of the board of directors of the Company in their capacities as the persons controlling the common members of Veqtor. Prior to the Conversion Date, the common members owned approximately 48% of the equity ownership of Veqtor and three commercial banks, as preferred members of Veqtor, owned the remaining 52% of the equity ownership of Veqtor.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

14.  Stockholders' Equity, continued

On the Conversion Date, in accordance with a commitment made by Veqtor and its common members, Veqtor redeemed the outstanding preferred units in Veqtor held by its preferred members in exchange for their pro rata portion of the Company's stock owned by Veqtor. Due to the regulatory status of the redeemed preferred members as bank holding companies or affiliates thereof, prior to effecting the transfer of stock upon the redemption, Veqtor was obligated to convert 2,293,784 shares of Class A Common Stock into an equal number of shares of Class B Common Stock and 4,043,248 shares of Class A Preferred Stock into an equal number of shares of Class B Preferred Stock. Pursuant to provisions of the Company's charter relating to compliance with the Bank Holding Company Act of 1956, as amended ("BHCA"), bank holding companies or their affiliates can own no more than 4.9% of the voting stock of the Company. Therefore, in connection with the redemption, the redeemed preferred members received 1,292,103 shares of Class A Common Stock, 2,293,784 shares of non-voting Class B Common Stock, 2,277,585 shares of Class A Preferred Stock and 4,043,248 shares of non-voting Class B Preferred Stock. After the Conversion Date until the Separation Transaction (as defined below), the common members of Veqtor owned 100% of the equity ownership of Veqtor.

On September 30, 1999, in accordance with a commitment made by Veqtor and its common members, all 5,946,825 shares of Class A Preferred Stock were, upon exercise of existing conversion rights, converted into an equal number of shares of Class A Common Stock. As a result of the foregoing redemption and subsequent conversion transactions, as of September 30, 1999, Veqtor owned 9,320,531 (or approximately 42.4%) of the outstanding shares of Class A Common Stock and the Company's annual dividend on Preferred Stock has been reduced from $3,135,000 to $1,615,000.

In December 1999, a series of coordinated transactions (the "Separation Transaction") were effected in which beneficial ownership of an aggregate of 6,128,243 shares of the 9,320,531 shares of Class A Common Stock previously owned by Veqtor prior to the Separation Transaction were transferred partnerships controlled by the vice chairman and chief executive officer of the Company (the "Klopp LP"), the vice chairman and chairman of the executive committee of the board of directors of the Company (the "Hatkoff LP") and certain of the former partners of CTILP (the "Other Partnerships"). Each of the partnerships acquired direct beneficial ownership of such number of shares of Class A Common Stock equal to the number of shares in which the persons currently controlling such partnerships held an indirect pecuniary interest prior to the Separation Transaction. Veqtor retained direct beneficial ownership of 3,192,288 shares of Class A Common Stock, which represents the number of shares in which the persons then controlling Veqtor held an indirect pecuniary interest prior to the Separation Transaction.

Upon consummation of the Separation Transaction by means of the foregoing transactions, Hatkoff LP, Klopp LP, Veqtor and the Other Partnerships acquired (or, in the case of Veqtor, retained) direct beneficial ownership of 2,330,132, 2,330,132, 3,192,288 and 1,467,979 shares of Class A Common Stock, respectively. On January 1, 2000, ownership and control of Veqtor was transferred to a trust for the benefit of the family of the Company's chairman of the board.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

14.  Stockholders' Equity, continued

Earnings per Share

The following table sets forth the calculation of Basic and Diluted EPS:

                                       Year Ended December 31, 1999                   Year Ended December 31, 1998
                              ----------------------------------------------- ----------------------------------------------
                                                                  Per Share                                       Per Share
                                 Net Income          Shares        Amount       Net Income          Shares         Amount
                              ----------------- ----------------------------- ---------------- ----------------- -----------
Basic EPS:
   Net earnings per share
     of Common Stock           $  14,701,000        21,334,412    $   0.69     $  10,308,000       18,208,812     $   0.57
                                                                 ============                                    ===========

Effect of Dilutive
Securities
   Options outstanding for
     the purchase of Common
     Stock                               --                --                            --           148,989
   Future commitments for
     stock unit awards for
     the issuance of Common
     Stock                               --            300,000                           --               --
   Convertible Trust
     Preferred Securities
     exchangeable for
     shares of Common Stock        6,966,000        12,820,513                           --               --
   Convertible Preferred
     Stock                         2,375,000         9,269,806                     3,135,000       12,267,658
                              ----------------- -----------------             ---------------- -----------------

Diluted EPS:
   Net earnings per share
     of Common Stock and
     Assumed Conversions       $  24,042,000        43,724,731    $   0.55     $  13,443,000       30,625,459     $   0.44
                              ================= ============================= ================ ================= ===========



For the year ended December 31, 1997, the shares of Preferred Stock and Common Stock options were not considered Common Stock equivalents for purposes of calculating Diluted EPS as they were antidilutive and accordingly, there was no difference between Basic EPS and Diluted EPS or weighted average shares of Common Stock outstanding.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

15.  General and Administrative Expenses

General and administrative expenses for the years ended December 31, 1999, 1998 and 1997 consist of (in thousands):

                                             1999                  1998                   1997
                                    ------------------    -------------------    -------------------
Salaries and benefits                 $    12,914           $    11,311            $     5,035
Professional services                       2,352                 3,138                  2,311
Other                                       2,079                 2,596                  2,117
                                    ------------------    -------------------    -------------------
Total                                 $    17,345           $    17,045            $     9,463
                                    ==================    ===================    ===================

16.   Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes for the years ended December 31, 1999 and 1998 is comprised as follows (in thousands):

                                              1999             1998              1997
                                         ---------------  ---------------   ---------------
Current

   Federal                                 $  14,538        $   7,226         $    -
   State                                       5,176            2,740              -
   Local                                       4,673            2,480              55
Deferred
   Federal                                    (1,430)          (2,282)             -
   State                                        (492)            (419)             -
   Local                                        (445)            (378)             -
                                         ---------------  ---------------  ------------
Provision for income taxes                 $  22,020        $   9,367         $    55
                                         ===============  ===============   ===========

The Company has federal net operating loss carryforwards ("NOLs") as of December 31, 1999 of approximately $11.6 million. Such NOLs expire through 2012. The Company also has a federal capital loss carryover of approximately $1.6 million that can be used to offset future capital gains. Due to CRIL's purchase of 6,959,593 Common Shares from the Predecessor's Former Parent in January 1997 and another prior ownership change, a substantial portion of the NOLs are limited for federal income tax purposes to approximately $1.4 million annually. Any unused portion of such annual limitation can be carried forward to future periods.

The reconciliation of income tax computed at the U.S. federal statutory tax rate (35% for the years ended December 31, 1999 and 1998 and 34% for the year ended December 31, 1997) to the effective income tax rate for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                          1999                    1998                     1997
                                 ----------------------- ------------------------ ------------------------
                                     $            %          $            %           $            %
                                 ----------- ----------- ----------- ------------ ----------- ------------
   Federal income tax at
      statutory rate              $  16,122      35.0%   $    9,013      35.0%    $   (1,531)       (34.0)%
   State and local taxes, net
      of federal tax benefit          5,793      12.6%        2,874      11.2%            36           0.1%
   Tax benefit of net
      operating loss not
      currently recognized                -        - %            -         -%         1,536          34.0%
   Utilization of net
      operating loss                   (495)     (1.1)%      (2,755)   (10.7)%            -            -  %
      carryforwards
   Compensation in excess of
      deductible limits                 566       1.2%          221       0.9%            -            -  %
   Other                                 34       0.1%           14       0.0%            14           0.0%

                                 ----------- ----------- ----------- ------------ ------------------------
                                  $  22,020      47.8%    $   9,367      36.4%     $      55       0.1%
                                 =========== =========== =========== ============ ========================

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



16.  Income Taxes, continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes.

The components of the net deferred tax assets are as follows (in thousands):

                                                                          December 31,
                                                                ---------------------------------
                                                                     1999              1998
                                                                ---------------   ---------------
   Net operating loss carryforward                                 $    3,889        $    4,559
   Reserves on other assets and for possible credit losses              6,312             4,621
   Other                                                                  795               119
                                                                ---------------   ---------------
   Deferred tax assets                                                 10,966             9,299
   Valuation allowance                                                 (5,628)           (6,270)
                                                                --------------    ---------------

                                                                   $    5,368        $    3,029
                                                                ===============   ===============

The Company recorded a valuation allowance to reserve a portion of its net deferred assets in accordance with SFAS No. 109. Under SFAS No. 109, this valuation allowance will be adjusted in future years, as appropriate. However, the timing and extent of such future adjustments cannot presently be determined.

17.  Interest Rate Risk Management

The  Company  uses  interest  rate  swaps and  interest  rate caps to reduce the
Company's exposure to interest rate fluctuations on certain loans and investments and to provide more stable spreads between investment yields and the rates on their financing sources.

In connection with the purchase of the BB CMBS Portfolio described in Note 6 and the related term redeemable securities contract, an affiliate of the seller entered into interest rate swaps with the Company for the full duration of the BB CMBS Portfolio securities thereby providing a hedge for interest rate risk. The notional values of the swaps were tied to the amount of debt for the term of the debt and then to the assets for the remaining terms of the assets.

In 1999, the Company terminated two swaps and partially terminated a third swap that was outstanding at December 31, 1998, in connection with the payoff of a loan and the sale of a loan resulting in a payment of $323,000.

At December 31, 1999, the Company has entered into interest rate swap agreements for notional amounts totaling approximately $219,869,000 with two investment grade financial institution counterparties whereby the Company swapped fixed rate instruments, which averaged approximately 5.93% at December 31, 1999 and 6.03% for the year then ended, for floating rate instruments equal LIBOR which averaged approximately 6.47% at December 31, 1999 and 5.25% for the year then ended. Amounts arising from the differential are recognized as an adjustment to interest income related to the earning asset or an adjustment to interest expense related to the term redeemable securities contract. If an interest rate swap or interest rate cap is sold or terminated and cash is received or paid, the gain or loss is deferred and recognized when the hedged asset is sold or matures. The agreements mature at varying times from September 2001 to December 2014 with a remaining average term of 126 months.

The Company purchased an interest rate cap with a notional amount of $18.75 million at a cost of approximately $71,000. The interest rate cap provides for payments to the Company if LIBOR exceeds 11.25% during the period from November 2003 to November 2007.

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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



18.  Employee Benefit Plans

Employee 401(k) and Profit Sharing Plan

In 1999, the Company instituted a 401(k) and profit sharing plan that allows eligible employees to contribute up to 15% of their salary into the plan on a pre-tax basis, subject to annual limits. The Company has committed to make contributions to the plan equal to 3% of all eligible employees' compensation subject to annual limits and may make additional contributions based upon earnings. The Company's contribution expense for the year ended December 31, 1999, was $191,000.

1997 Long-Term Incentive Stock Plan

In May 1997, the board of trustees of the Predecessor adopted the original 1997 long-term incentive share plan, which was approved by the Predecessor's shareholders, and thereafter amended to reflect the Predecessor's name change, in July 1997. In May 1998, the Predecessor's board of trustees originally adopted, subject to shareholder approval, the original form of an amended and restated 1997 long-term incentive share plan, which was subsequently approved at the Predecessor's 1998 annual meeting of shareholders on January 28, 1999 (the "1998 Annual Meeting"). Upon consummation of the Reorganization, the Company succeeded to and assumed the amended and restated plan which has been amended to reflect the succession of the Company (the plan is hereinafter referred to as the "Incentive Stock Plan"). The Incentive Stock Plan permits the grant of nonqualified stock option ("NQSO"), incentive stock option ("ISO"), restricted stock, stock appreciation right ("SAR"), performance unit, performance stock and stock unit awards. A maximum of 2,828,798 shares of Class A Common Stock may be issued during the fiscal year 2000 pursuant to awards under the Incentive Stock Plan and the Director Stock Plan (as defined below) in addition to the shares subject to awards outstanding under the two plans at December 31, 1999. The maximum number of shares that may be subject to awards to any employee during the term of the plan may not exceed 500,000 shares and the maximum amount payable in cash to any employee with respect to any performance period pursuant to any performance unit or performance stock award is $1.0 million.

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

Restricted stock may be granted under the Incentive Stock Plan with performance goals and periods of restriction as the board of directors may designate. The performance goals may be based on the attainment of certain objective and/or subjective measures. In 1999 and 1998 the Company issued 104,167 shares and 72,500 shares, respectively, of restricted stock, of which 32,500 shares and 17,500 shares, respectively, were canceled upon the resignation of employees prior to vesting. The shares of restricted stock issued in 1999 vest one-third on each of the following dates: February 2, 2000, February 2, 2001 and February 2, 2002. The shares of restricted stock issued in 1998 vest one-third on each of the following dates: January 30, 2001, January 30, 2002 and January 30, 2003. The Company also granted 52,083 shares of performance based restricted stock for which none of the performance goals have been met and the shares have not been issued.

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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


18.  Employee Benefit Plans, continued

1997 Long-Term Incentive Stock Plan, continued


The following table summarizes the activity under the Incentive Stock Plan for the years ended December 31, 1999, 1998 and 1997:

                                                                                           Weighted Average
                                                Options            Exercise Price           Exercise Price
                                              Outstanding             per Share               per Share
                                             ---------------  --------------------------  -------------------
   Outstanding at January 1, 1997                    -                 $   -                   $  -
      Granted in 1997                             607,000                $6.00                    6.00
                                             ---------------                              -------------------

   Outstanding at December 31, 1997               607,000                $6.00                    6.00
      Granted in 1998                             907,250           $9.00 - $11.38                9.93
      Exercised in 1998                            (1,666)               $6.00                    6.00
      Canceled in 1998                           (243,500)          $6.00 - $10.00                7.81
                                             ---------------                              -------------------
   Outstanding at December 31, 1998             1,269,084           $6.00 - $11.38                8.46
      Granted in 1999                             352,000                $6.00                    6.00
      Canceled in 1999                           (387,167)          $6.00 - $11.38                8.06
                                             ---------------                              -------------------
   Outstanding at December 31, 1999             1,233,917           $6.00 - $10.00             $  7.89
                                             ===============                              ===================

At December 31, 1999 and 1998, 487,761 and 272,834, respectively, of the options were exercisable. None of the options were exercisable at December 31, 1997. At December 31, 1999, the outstanding options have various remaining contractual lives ranging from 7-1/2 to 9-1/12 years with a weighted average life of 8.25 years.

1997 Non-Employee Director Stock Plan

In May 1997, the board of trustees of the Predecessor adopted the original 1997 non-employee trustee share plan, which was approved by the Predecessor's shareholders, and thereafter amended to reflect the Predecessor's name change, in July 1997. In May 1998, the Predecessor's board of trustees originally adopted, subject to shareholder approval, the original form of an amended and restated 1997 non-employee trustee share plan which was subsequently approved at the Predecessor's 1998 Annual Meeting. Upon consummation of the Reorganization, the Company succeeded to and assumed the amended and restated plan, which has been amended to reflect the succession of the Company (the plan is hereinafter referred to as the "Director Stock Plan"). The Director Stock Plan permits the grant of NQSO, restricted stock, SAR, performance unit, stock and stock unit awards. A maximum of 2,828,798 shares of Class A Common Stock may be issued during the fiscal year 2000 pursuant to awards under the Director Stock Plan and the Incentive Stock Plan, in addition to the shares subject to awards outstanding under the two plans at December 31, 1999.

The board of directors shall determine the purchase price per share of Class A Common Stock covered by a NQSO granted under the Director Stock Plan. Payment of a NQSO may be made with cash, with previously owned shares of Class A Common Stock, by foregoing compensation in accordance with board rules or by a combination of these payment methods. SARs may be granted under the plan in lieu of NQSOs, in addition to NQSOs, independent of NQSOs or as a combination of the foregoing. A holder of a SAR is entitled upon exercise to receive shares of Class A Common Stock, or cash or a combination of both, as the board of directors may determine, equal in value on the date of exercise to the amount by which the fair market value of one share of Class A Common Stock on the date of exercise exceeds the exercise price fixed by the board on the date of grant (which price shall not be less than 100% of the market price of a share of Class A Common Stock on the date of grant) multiplied by the number of shares in respect to which the SARs are exercised.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


18.  Employee Benefit Plans, continued

1997 Non-Employee Director Stock Plan, continued


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

The following table summarizes the activity under the Director Stock Plan for the years ended December 31, 1999, 1998 and 1997:

                                                                                           Weighted Average
                                                Options            Exercise Price           Exercise Price
                                              Outstanding             per Share               per Share
                                             ---------------  --------------------------  -------------------
   Outstanding at January 1, 1997                    -                 $   -                   $  -
      Granted in 1997                              50,000                $6.00                    6.00
                                             ---------------                              -------------------
   Outstanding at December 31, 1997                50,000                $6.00                    6.00
      Granted in 1998                             205,000               $10.00                   10.00
                                             ---------------                              -------------------

   Outstanding at December 31, 1998               255,000            $6.00-$10.00                 9.22
      Granted in 1999                                -                 $   -                      -
                                             ---------------                              -------------------
   Outstanding at December 31, 1999               255,000            $6.00-$10.00              $  9.22
                                             ===============                              ===================

At December 31, 1999 and 1998, 101,688 and 16,666, respectively, of the options were exercisable. None of the options were exercisable at December 31, 1997. At December 31, 1999, the outstanding options have a remaining contractual life of 7-1/2 years to 8-1/12 years with a weighted average life of 7.98 years.

Accounting for Stock-Based Compensation

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

Pro forma information regarding net income and net earnings per common share has been estimated at the date of the grant using the Black-Scholes option-pricing model based on the following assumptions:

                                             1999                  1998                   1997
                                    ------------------    -------------------    -------------------
Risk-free interest rate                     5.2%                  5.2%                   5.7%
Volatility                                 40.0%                 40.0%                  40.0%
Dividend yield                              0.0%                  0.0%                   0.0%
Expected life (years)                       5.0                   5.0                    5.0

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


18.  Employee Benefit Plans, continued

Accounting for Stock-Based Compensation, continued

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value of each stock option granted during the years ended December 31, 1999, 1998 and 1997 were $2.41, $4.44 and $2.63, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31, 1999, 1998 and 1997 is as follows (in thousands, except for net earnings (loss) per share of common stock):

                                          1999                    1998                     1997
                                 ----------------------- ------------------------ ------------------------
                                      As                      As                       As
                                  reported   Pro forma    reported   Pro forma     reported   Pro forma
                                 ----------- ----------- ----------- ------------ ----------- ------------

   Net income (loss)              $  17,076   $  16,274   $  13,443   $  12,214    $  (4,557)  $  (4,953)
   Net earnings (loss) per
      share of common stock:
      Basic                       $    0.69   $    0.62   $   0.57    $    0.50    $   (0.63)  $   (0.67)
      Diluted                     $    0.55   $    0.53   $   0.44    $    0.40    $   (0.63)  $   (0.67)

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


19.  Fair Values of Financial Instruments, continued

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

   Credit Facilities: The Credit Facilities are at floating rates of interest for which the spread over LIBOR is at rates that are similar to those in the market currently. Therefore, the carrying value is a reasonable estimate of fair value.

   Repurchase obligations: The repurchase obligations, which are generally short term in nature, bear interest at a floating rate and the book value is a reasonable estimate of fair value.

   Term redeemable securities contract: The fair value was estimated based upon the amount at which similar privately placed financial instruments would be valued.

   Convertible Trust Preferred Securities: The fair value was estimated based upon the amount at which similar privately placed financial instruments would be valued.

   Interest rate swap agreements: The fair values were estimated based upon the amount at which similar financial instruments would be valued.

The carrying amounts of all assets and liabilities approximate the fair value except as follows (in thousands):

                                                    December 31, 1999                   December 31, 1998
                                              -------------------------------     ------------------------------
                                                Carrying            Fair            Carrying           Fair
                                                 Amount            Value             Amount           Value
                                              -------------     -------------     -------------    -------------
 Financial Assets:

  Loans receivable, net                           509,811           494,302           620,858          614,477
  CMBS                                            214,058           200,726            31,650           31,650
  Interest Rate Swap Agreements                         -            13,332                 -                -
  Interest rate cap agreement                          48                46                60                6

Unrecognized Financial Instruments:
  Interest Rate Swap Agreements                         -             3,839                -            (4,521)

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

In connection with the sale of properties and notes receivable, the Company entered into various non-cash transactions as follows during the year ended December 31, 1997 (in thousands):

Sales price less selling costs                                    $    8,396
Amount due from buyer                                                 (1,090)
                                                             ----------------
Net cash received                                                 $    7,306
                                                             ================

Interest paid on the Company's outstanding debt for 1999, 1998 and 1997 was $49,103,000, $25,184,000 and $1,877,000, respectively. Income taxes paid by the Company in 1999 and 1998 were $17,165,000 and $7,866,000, respectively. No income taxes were paid in 1997.

21.  Transactions with Related Parties

The Company entered into a consulting agreement, dated as of July 15, 1997, with a director of the Company. The consulting agreement had an initial term of one year that was extended to December 31, 1998 and terminated at that date. Pursuant to the agreement, the director provided consulting services for the Company including strategic planning, identifying and negotiating mergers, acquisitions, joint ventures and strategic alliances, and advising as to capital structure matters. During the years ended December 31, 1998 and 1997, the Company incurred expenses of $165,000 and $300,000, respectively, in connection with this agreement.

The Company entered into a consulting agreement, dated as of January 1, 1998, with another director of the Company. The consulting agreement had an initial term of one year and has been extended to December 31, 2000. Pursuant to the agreement, the director provides consulting services for the Company including new business identification, strategic planning and identifying and negotiating mergers, acquisitions, joint ventures and strategic alliances. During each of the years ended December 31, 1999 and 1998, the Company incurred expenses of $96,000 in connection with this agreement.

The Company pays EGI, an affiliate under common control of the chairman of the board of directors, for certain corporate services provided to the Company. These services include consulting on legal matters, tax matters, risk management, investor relations and investment banking. During the years ended
December 31, 1999,  1998 and 1997, the Company  incurred  $86,000,  $216,000 and
$134,000, respectively, of expenses in connection with these services.

During the year ended December 31, 1998, the Company, through two of its acquired subsidiaries, earned asset management fees pursuant to agreements with entities in which two of the executive officers and directors of the Company have an equity interest and serve as officers, members or as a general partner thereof. During the years ended December 31, 1999, 1998 and 1997, the Company earned $391,000, $1,682,000 and $327,000, respectively, from such agreements, which have been included in the consolidated statements of operations.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


22.  Commitments and Contingencies

Leases

The Company leases premises and equipment under operating leases with various expiration dates. Minimum annual rental payments at December 31, 1999 are as follows (in thousands):

Years ending December 31:
------------------------
   2000                                    $    205
   2001                                          25
   2002                                          25
                                        ---------------
                                           $    255
                                        ===============

Rent expense for office space and equipment amounted to $470,000, $530,000 and $310,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Litigation

In the normal course of business, the Company is subject to various legal proceedings and claims, the resolution of which, in management's opinion, will not have a material adverse effect on the consolidated financial position or the results of operations of the Company.

Employment Agreements

The Company has employment agreements with three of its executive officers.

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

The employment agreement with one executive officer provides for a term of employment commencing as of August 15, 1998 and expiring on January 2, 2002, which shall be automatically extended until December 31, 2002 unless, prior to April 7, 2001, either party shall have delivered to the other a non-renewal notice. The employment agreement provides for a base annual salary of $350,000, which will be increased each calendar year to reflect increases in the cost of living and may otherwise be further increased at the discretion of the board of directors. The employment agreement also provides for annual incentive cash bonuses for calendar years 1999 through 2001 to be determined by the board of directors based on individual performance and the profitability of the Company, provided that the minimum of each of said three annual incentive bonuses shall be no less than $750,000. In addition to the base salary and incentive bonus, the executive received during calendar year 1999, a special cash payment of $1,200,000 of which $850,000 was expensed in 1998. The executive is entitled to participate in employee benefit plans of the Company at levels determined by the board of directors and commensurate with his position and receives Company provided life and disability insurance. In accordance with the agreement, the executive was granted, pursuant to the Incentive Stock Plan, options to purchase 100,000 shares of Class A Common Stock with an exercise price of $9.00 immediately vested and exercisable as of the date of the agreement. The Company also agreed to grant, pursuant to the Incentive Stock Plan, fully vested shares of Class A Common Stock, 50,000 shares on January 1, 1999 and 100,000 shares on each of the three successive anniversaries thereof.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


23.  Segment Reporting

In 1998, the Company adopted a new accounting pronouncement requiring disclosure about the Company's segments based on a management approach. In 1998, the Company operated as two segments: Lending/Investment and Advisory and had an internal information system that produced performance and asset data for its two segments along service lines. During the first quarter of 1999, the Company reorganized the structure of its internal organization by merging its Lending/Investment and Advisory segments and thereby no longer managing its operations as separate segments. The Company has only one reportable segment that includes operations, lending/investment and advisory activities. As such, separate segment reporting is not presented for 1999 as there is only one segment and the financial information for that segment is the same as the information in the consolidated financial statements. The restatement of the 1998 segment information for the change in the reportable segments is not presented as again it is the same as the information in the consolidated financial statements.

In 1998, the Lending and Investment segment included all of the Company's activities related to the loan and investment portfolio and the financing thereof.

In 1998, the Advisory segment included all of the Company's activities related to fee services provided to real estate investors, owners, developers and financial institutions in connection with mortgage financings, securitizations, joint ventures, debt and equity investments, mergers and acquisitions, portfolio evaluations, restructurings and disposition programs. The segment also provided asset management and advisory services relating to various mortgage pools and real estate properties.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



24.  Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1999, 1998 and 1997 (in thousands except per share data):


                                                 March 31        June 30       September 30    December 31
                                              --------------- --------------- --------------- ---------------
1999
     Revenues                                    $  25,865       $  22,930       $  24,338       $  34,513
     Net income                                  $   3,792       $   3,025       $   3,050       $   7,209
     Preferred Stock dividends                   $     784       $     784       $     403       $     404
     Net income per share of
       Common Stock:
         Basic                                   $    0.16       $    0.12       $    0.11       $    0.28
         Diluted                                 $    0.12       $    0.10       $    0.10       $    0.20


1998
     Revenues                                    $  11,207       $  20,166       $  21,872       $  21,020
     Net income                                  $   2,673       $   5,024       $   3,144       $   2,602
     Preferred Stock dividends                   $     784       $     784       $     783       $     784
     Net income per share of
       Common Stock:
         Basic                                   $    0.10       $    0.24       $    0.13       $    0.10
         Diluted                                 $    0.09       $    0.16       $    0.10       $    0.09


1997
     Revenues                                    $     613       $     371       $   2,729       $   4,737
     Net loss                                    $    (508)      $    (352)      $  (1,593)      $  (2,104)
     Preferred Stock dividends and
       dividend requirement                      $      -        $      -        $     679       $     792
     Net loss per share of Common
       Stock - Basic and Diluted                 $   (0.06)      $   (0.04)      $   (0.25)      $   (0.27)



25.  Subsequent Event

On March 8, 2000, the Company entered into a strategic relationship with Citigroup Investments Inc., ("Citigroup"), in connection with commencing its new investment management business. Together, the strategic partners have agreed, among other things, to co-sponsor, commit to invest capital in, and manage a series of high-yield commercial real estate mezzanine investment opportunity funds (collectively, the "Mezzanine Funds"). In connection with this relationship, Citigroup and the Company have made capital commitments to the Mezzanine Funds of up to an aggregate of $400.0 million and $112.5 million, respectively, subject to certain terms and conditions.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


25.  Subsequent Event, continued

The strategic relationship is governed by a venture agreement, dated as of March 8, 2000 (the "Venture Agreement"), pursuant to which the parties have created CT Mezzanine Partners I LLC ("Fund I"), which is funded with capital commitments of $150 million and $50 million from Citigroup and the Company, respectively, subject to the identification of suitable investments acceptable to Citigroup and the Company. A wholly owned subsidiary of the Company serves as the exclusive investment manager to Fund I that is currently negotiating suitable investments for the fund. Additionally, Citigroup and the Company have agreed to additional capital commitments of up to $250.0 million and $62.5 million, respectively, to sponsor future Mezzanine Funds that close prior to December 31, 2001 subject to the amount of third-party capital commitments and other conditions contained in the Venture Agreement.

In consideration of, among other things, Citigroup's $400 million capital commitment to the venture, the Company issued Citigroup warrants to purchase
4.25 million shares of Class A Common Stock at $5.00 per share with a five-year term and has agreed, subject to stockholder approval, to issue additional warrants to purchase up to an additional 5.25 million shares on the same terms and conditions expressly contingent upon the amount of capital contributions to future funds; alternatively, if the required stockholder approval of the issuance of the shares underlying such warrants is not obtained, the Company will provide contingent cash rights designed to provide equivalent value.

Pursuant to the Venture Agreement, an affiliate of the Company has been named the exclusive investment manager to the Mezzanine Funds. Further, each party has agreed to certain exclusivity obligations with respect to the origination of assets suitable for the Mezzanine Funds and the Company granted Citigroup the right of first refusal to co-sponsor future Mezzanine Funds. The Company has also agreed, as soon as practicable, to take the steps necessary for it to be treated as a REIT for tax purposes subject to changes in law, or good faith inability to meet the requisite qualifications. Unless the Company can find a suitable "reverse merger" REIT candidate, the earliest that the Company can qualify for re-election to REIT status will be upon filing its tax return for the year ended December 31, 2002.

Pursuant to the Venture Agreement, the Company increased the number of its directorships by two and appointed Marc Weill and Michael Watson, chief executive officer and senior vice president of Citigroup Investments Inc., respectively, as directors immediately.

In order to comply with the terms of the Venture Agreement and in order to facilitate its conversion to REIT status as soon as practicable, the Company and the holders of the Convertible Trust Preferred Securities have agreed in principle to terminate their co-investment agreement with the Company and to amend the terms of such securities by: (i) raising the current coupon rate payable  from  8.25% per annum to an initial  blended  rate of 10.16% per annum;
(ii) increasing the coupon on approximately 60% of the securities to step-up commencing April 1, 2002 to the greater of 10% (subject to an automatic step-up by 75 basis points on October 1, 2004 and on each October 1 thereafter) or the dividend yield on the underlying Class A Common Stock calculated pursuant to a formula prescribed therein; (iii) increasing the coupon on approximately 40% of the securities by 75 basis points on October 1, 2004 and on each October 1 thereafter; (iv) changing the redemption provisions such that approximately 40% in liquidation amount of the securities is redeemable, in whole or in part, at any time and such that the remaining balance in liquidation amount of the securities is redeemable, in whole or in part, on or after September 30, 2004; and (v) eliminating the conversion provisions with respect to approximately 40% of the securities and reducing the conversion price at which the balance of the securities can be converted into shares of Class A Common Stock from $11.70 to $7.00 per share. As a result, the total number of shares of Class A Common Stock issuable on conversion of all of the amended securities will not exceed 12,820,512, the number issuable on conversion of the original Convertible Trust Preferred Securities.