Form 10-K/A
period 1999-12-31
CAPITAL TRUST INC
filed 2000-04-28
CIK 1061630

As filed with the Securities and Exchange Commission on April 28, 2000



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. [ ]

                                  MARKET VALUE

     Based on the closing sales price of $3.75 per share, the aggregate market value of the outstanding Class A Common Stock held by non-affiliates of the registrant as of April 26, 2000 was $56,819,419.

                               OUTSTANDING SHARES

     As of April 26, 2000 there were 21,058,228 outstanding shares of Class A Common Stock. The Class A Common Stock is listed on the New York Stock Exchange (trading symbol "CT"). Trading is reported in many newspapers as "CapitalTr".

                               CAPITAL TRUST, INC.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant..............................................1
Item 11.          Executive Compensation..........................................................................6
Item 12.          Security Ownership of Certain Beneficial Owners and Management.................................12
Item 13.          Certain Relationships and Related Transactions.................................................14

Signatures...................................................................................................... 15

     Capital Trust, Inc. (the "Company") hereby amends Items 10, 11, 12 and 13 of Part III of its Form 10-K Annual Report for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000.

                                    PART III


ITEM 10.          Directors and Executive Officers of the Registrant

     The name, age as of April 28, 2000, and existing positions with the Company of the directors and executive and senior officers of the Company are as follows:


               Name                    Age    Office or Position Held
               ----                    ---    -----------------------
Samuel Zell........................    58     Chairman of the Board of Directors
Jeffrey A. Altman..................    33     Director
Thomas E. Dobrowski................    56     Director
Martin L. Edelman..................    58     Director
Jeremy FitzGerald..................    36     Managing Director
Gary R. Garrabrant.................    43     Director
Craig M. Hatkoff...................    46     Director, Vice Chairman and Chairman of the
                                              Executive Committee
John R. Klopp......................    46     Director, Vice Chairman, Chief Executive Officer
                                              and President
Nicholas B. Laird..................    34     Managing Director
Stephen D. Plavin..................    40     Chief Operating Officer
Sheli Z. Rosenberg.................    58     Director
Steven Roth........................    58     Director
Lynne B. Sagalyn...................    52     Director
Alvin J. Sarter....................    43     Managing Director
                                              Managing Director, Chief Financial Officer,
Edward L. Shugrue III..............    34     Treasurer and Assistant Secretary
Michael Watson.....................    42     Director
Marc P. Weill......................    43     Director

     The name, principal occupation for the last five years, selected biographical information and the period of service as a director or officer of the Company of each of the directors and executive and senior officers are set forth below.

Directors

     Samuel Zell has been chairman of the board of directors of the Company since July 1997. Mr. Zell is chairman of Equity Group Investments, L.L.C., a privately held real estate and corporate investment firm ("EGI"), American Classic Voyages Co., an owner and operator of cruise lines, Anixter
International Inc., a provider of integrated network and cabling systems ("Anixter"), Manufactured Home Communities, Inc., a REIT specializing in the ownership and management of manufactured home communities ("MHC"), Davel Communications, Inc., an owner and operator of public pay telephones, Chart House Enterprises, Inc., an owner and operator of restaurants and Danielson Holding Corporation, a holding company that offers a variety of insurance products and financial services. He is chairman of the board of trustees of Equity Residential Properties Trust ("ERPT"), a REIT specializing in the ownership and management of multi-family housing, and of Equity Office Properties Trust ("EOPT"), a REIT specializing in the ownership and management of office buildings. Mr. Zell is also a director of Ramco Energy PLC, an independent oil company based in the United Kingdom.

     Jeffrey A. Altman has been a director of the Company since November 1997. Since November 1996, Mr. Altman has been a senior vice president of Franklin Mutual Advisers, Inc., formerly Heine Securities Corporation, a registered investment adviser ("FMA"), and a vice president of Franklin Mutual Series Fund Inc., a mutual fund with assets in excess of $20 billion, advised by FMA. From August 1988 to October 1996, Mr. Altman was an analyst with FMA.

     Thomas E. Dobrowski has been a director of the Company since August 1998. Mr. Dobrowski has been the managing director of real estate and alternative investments of General Motors Investment Management Corporation ("GMIMCo"), an investment advisor to several pension funds of General Motors Corporation ("GM") and its subsidiaries and to several other clients also controlled by GM for more than the past five years. Mr. Dobrowski is a trustee of EOPT and a director of MHC.

     Martin L. Edelman has been a director of the Company since February 1997. Mr. Edelman served as president of Chartwell Leisure Inc., an owner and operator of hotel properties ("Chartwell"), from January 1996 until it was sold in March 1998. He has been a director of Cendant Corporation and a member of that corporation's executive committee since November 1993. Mr. Edelman has been of counsel to Battle Fowler LLP, a New York City law firm that provides services to the Company, since January 1994 and was a partner with that firm from 1972 through 1993. Mr. Edelman also serves as a director of Avis Rent-A-Car, Inc., Acadia Realty Trust and Delancy Estates, PLC.

     Gary R. Garrabrant has been a director of the Company since January 1997. Mr. Garrabrant was the vice chairman of the Company from February 1997 until July 1997. Mr. Garrabrant has been a managing director and chief investment officer of Equity International Properties, Ltd., a privately-held international real estate investment company, since July 1, 1998. Mr. Garrabrant is executive vice president of EGI and joined EGI as senior vice president in January 1996. Previously, Mr. Garrabrant was director of Sentinel Securities Corporation and co-founded Genesis Realty Capital Management in 1994, both of which were based in New York and specialized in real estate securities investment management. From 1989 to 1994, he was associated with The Bankers Trust Company.

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

     Sheli Z. Rosenberg has been a director of the Company since July 1997. Since January 2000, Ms. Rosenberg has been vice chairman of EGI and had previously served as the chief executive officer and president of EGI for more than the prior five years. She was a principal of the law firm Rosenberg & Liebentritt P.C. from 1980 until September 1997. Ms. Rosenberg is a director of MHC, Anixter, CVS Corporation, a drugstore chain, Dynergy, Inc., a supplier of electricity and natural gas, and Danka Business Systems, Inc., a business solution provider for mid-size companies. She is also a trustee of ERPT and EOPT.

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

     Lynne B. Sagalyn has been a director of the Company since July 1997. Dr. Sagalyn is the Earle W. Kazis and Benjamin Shore Director of the M.B.A. Real Estate Program at the Columbia University Graduate School of Business, and has been a professor and the director of that program since 1992. From 1991 to 1992, she was a visiting professor at Columbia. From 1987 to 1991, she was an associate professor of Planning and Real Estate Development at the Massachusetts Institute of Technology. She is also on the faculty of the Weimer School for Advanced Studies in Real Estate and Land Economics. Dr. Sagalyn is a director of United Dominion Realty Trust, a self-administered REIT in the apartment communities sector, and she is a director of The Retail Initiative.

     Michael Watson has been a director since March 2000. Mr. Watson has been a senior officer of Citigroup Investments Inc. since March 1998. He was employed by The Travelers Insurance Company from 1987 until its merger with Citicorp Inc. where he served in various capacities in its Chicago, Dallas, San Francisco and New York offices.

     Marc P. Weill has been a director since March 2000. Mr. Weill has been the chief investment officer of Citigroup Investments Inc. and its predecessors since November 1993. He has also been the chairman of Travelers Asset Management International Company, L.L.C. since January 1994. Prior thereto, he was employed by Travelers Group and its affiliates in various capacities since 1991.

Executive and Senior Officers

     Jeremy FitzGerald has been a managing director of the Company since July 1997. Prior to that time, Ms. FitzGerald served as a principal of Victor Capital and had been employed in various positions at such firm since May 1990. She was previously employed in various positions at PaineWebber Incorporated.

     Nicholas B. Laird has been a managing director of the Company since April 1999. Prior to that time, Mr. Laird served as a principal of Victor Capital and had been employed as an employee or a consultant in various positions at such firm since June 1992. He was previously employed in various positions at CCS, Inc., an affordable housing company.

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

Compliance with Section 16(a)

     Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange ("NYSE"). Officers, directors and greater than ten percent stockholders are required by regulation of the SEC to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of Forms 3, 4 and 5 and amendments thereto available to the Company and written representations from certain of the directors, officers and 10% stockholders that no form is required to be filed, the Company believes that no director, officer or beneficial owner of more than 10% of its Class A Common Stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Exchange Act with respect to 1999, except that Veqtor Finance Company, L.L.C. ("Veqtor") filed late a Form 4 in December 1999 following the disposition of shares of Class A Common Stock in September 1999 in redemption of interests in Veqtor held by certain members thereof.

ITEM 11.          Executive Compensation

Executive Compensation

     The following table sets forth for the years indicated the annual compensation of the chief executive officer and the other executive officers of the Company who earned annual salary and bonus in excess of $100,000.

                                            Summary Compensation Table



                                               Annual Compensation(1)           Long Term Compensation
---------------------------------------------------------------------------------------------------------------------------
                                                                                          Securities
                                                                             Stock         Underlying           Other
Name and Principal Position       Year     Salary($)(2)     Bonus($)       Awards($)      Options(#)      Compensation($)(7)
---------------------------       ----     ---------        --------       ---------      ----------      -----------------
John R. Klopp
     Vice Chairman, Chief         1999       600,000        750,000              --               --               30,000
     Executive Officer and        1998       575,000        750,000              --          100,000                   --
     President                    1997       935,964(3)     500,000              --           75,000                   --
Craig M. Hatkoff
     Vice Chairman and            1999       600,000        750,000              --               --               30,000
     Chairman of the Executive    1998       575,000        750,000              --          100,000                   --
     Committee                    1997       935,964(3)     500,000              --           75,000                   --
Stephen D. Plavin
     Chief Operating Officer      1999       350,000      1,100,000         300,000(5)            --               14,400
                                  1998       118,295(4)     850,000              --          100,000                   --
Edward L. Shugrue III             1999       300,000        750,000         239,585(6)        75,000               14,400
     Managing Director,           1998       287,500        400,000         198,750(6)        80,000                   --
     Chief Financial Officer      1997       275,067        200,000              --           50,000                   --
     and Treasurer

------------------------

(1) As permitted by rules established by the SEC, no amounts are shown with respect to certain "perquisites" where such amounts do not exceed, in the aggregate, the lesser of 10% of bonus plus salary or $50,000.

(2) The Company paid total compensation of $140,000 to Frank M. Morrow, the Company's former chief executive officer, for the year ended December 31, 1997.

(3) Includes $235,417 of base salary paid by the Company for the pro rata portion of each of Messrs. Klopp and Hatkoff's $500,000 annual base salary for 1997, payment of which commenced after the acquisition of Victor Capital. Also includes an allocation equal to half of the $407,021 of total management fees ($235,417) paid by Victor Capital to Valentine & Wildove & Company, Inc., a company owned equally by Messrs. Klopp and Hatkoff, and $463,036 of capital distributions made by Victor Capital to each of Messrs. Klopp and Hatkoff. The foregoing management fees and capital distributions were paid or made prior to the Company's acquisition of Victor Capital in 1997.

(4) Represents pro rata portion of $350,000 annual base salary for the portion of the year employed.

(5) Represents the value of 50,000 shares of Class A Common Stock awarded to Mr. Plavin (based on the $6.00 per share NYSE closing price on the date of the grant). The value of such restricted stock awards to Mr. Plavin at December 31, 1999 was $250,000 (based on the $5.00 per share NYSE closing price on such date).

(6) Represents the value of the 41,667 and 20,000 shares of restricted Class A Common Stock awarded to Mr. Shugrue during 1999 and 1998, respectively (based on the $5.75 and $9.94 per share, respectively, NYSE closing price on the date of grant). The value of all such restricted stock awards to Mr. Shugrue at December 31, 1999 was $308,335 (based on the $5.00 per share NYSE closing price on such date).

(7) Represents contributions made by the Company to the Capital Trust, Inc. 401(k) Profit Sharing Plan.


Employment Agreements

     The Company is a party to employment agreements with John R. Klopp and Craig M. Hatkoff. The employment agreements provide for five-year terms of employment commencing as of July 15, 1997. On the fifth anniversary of the commencement of the employment agreements, and on each succeeding anniversary, the terms of the employment agreements shall be automatically extended for one additional year unless, not later than three months prior to such anniversary date, either party shall have notified the other that it will not extend the term of the agreement. Messrs. Klopp and Hatkoff will receive annual base salaries of $600,000 for calendar year 2000, which are subject to further increases each calendar year to reflect increases in the cost of living or as otherwise determined in the discretion of the board of directors. Mr. Klopp and Mr. Hatkoff are also entitled to annual incentive cash bonuses to be determined by the board of directors based on individual performance and the profitability of the Company. Mr. Klopp and Mr. Hatkoff are also participants in the incentive stock and other employee benefit plans of the Company.

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

     The Company is a party to an employment agreement, as amended, with Stephen
D. Plavin which provides for a term of employment commencing as of August 15, 1998 and expiring on January 2, 2002. On the date of expiration of the initial term, the employment agreement shall be automatically extended until December 31, 2002 unless, prior to April 7, 2001, either party shall have delivered to the other a non- renewal notice. The employment agreement provides for an annual base salary of $350,000, which will be increased each calendar year to reflect increases in the cost of living and may otherwise be further increased in the discretion of the board of directors. Mr. Plavin will receive an annual base salary of $350,000 for calendar year 2000. The employment agreement also provides for annual incentive cash bonuses for calendar years 1999 through 2001 to be determined by the board of directors based on individual performance and the profitability of the Company, provided that the minimum of each of said three annual incentive bonuses shall be no less than $750,000. In addition to the base salary and incentive bonus, Mr. Plavin received during calendar year 1999 only, a total of $1,200,000 of special cash payments of which $850,000 was expensed in 1998 and the remaining $350,000 was expensed in 1999. Mr. Plavin is entitled to participate in employee benefit plans of the Company at levels determined by the board of directors and commensurate with his position and receives Company provided life and disability insurance. In accordance with the agreement, Mr. Plavin was granted pursuant to the Company's incentive stock plan options to purchase 100,000 shares of Class A Common Stock with an exercise price of $9.00 immediately vested and exercisable as of the date of the agreement. The Company also agreed to grant pursuant to the incentive stock plan fully vested Class A Common Stock, 50,000 shares on January 1, 1999 and 100,000 shares on each of the three successive anniversaries thereof.

     If the Company terminates Mr. Plavin's employment for other than for cause or disability, as those terms are defined in the agreement, or Mr. Plavin terminates employment with good reason (including following a change in control), as those terms are defined in the agreement, he would be entitled to
(i) his base salary accrued and unpaid up to the termination date, (ii) a severance payment equal to the greater of his base salary payable over the remainder of the employment term and his base salary as of the termination date for one full calendar year, plus the minimum bonus to the extent not paid for each of calendar years 1999 through 2001, plus the minimum bonus to the extent not paid for calendar year 2002 unless the initial term expires without renewal,
(iii) any unpaid calendar year 1999 special payments, (iv) medical insurance coverage for him and his family for a period expiring on the earlier of the second anniversary of the termination date or such time as he obtains employment offering comparable or better medical insurance coverage, (v) receive a grant of all of the shares of Class A Common Stock not yet granted that the Company has agreed to grant to him and (vi) exercise his stock options for a period of one year from the termination date. If Mr. Plavin terminates for special reason (i.e., he shall not have been appointed chief executive officer when neither Messrs. Klopp nor Hatkoff hold such position), Mr. Plavin would be entitled to the foregoing compensation and benefits, except that, instead of the severance payment set forth in clause (ii), he would be entitled to a severance payment equal his base salary as of the termination date for one full calendar year, plus $750,000 and would not be entitled to any grant of Class A Common Stock as set forth in clause (v). The employment agreement also specifies termination payments in the event of voluntary termination by Mr. Plavin for other than special reason or good reason and in the event of termination by the Company following death or disability and for cause. The employment agreement provides for restrictions on solicitation of employees and clients of the Company following termination by the Company for cause or termination by Mr. Plavin for other than good reason or special reason.

Compensation of Directors

     The Company pays two of its non-employee directors an annual cash retainer of $30,000 which is paid monthly. Three of its non-employee directors serve with no compensation paid by the Company for their services. The remaining non-employee directors are not paid any cash fees for their services as such, but rather are compensated with an annual award of stock units under the Company's non-employee director stock plan with a value equal to $30,000. The number of stock units awarded to each director, which are convertible into an equal number of shares of Class A Common Stock according to individual schedules set by each director, is determined quarterly in arrears by dividing one-quarter of the annual retainer amount ($7,500) by the average closing price of the Class A Common Stock for the quarter. The stock units vest when issued. There is no separate compensation for service on committees of the board of directors. All directors are also reimbursed for travel expenses incurred in attending board and committee meetings.

     The Company is a party to a  consulting  agreement,  dated as of January 1,
1998,  with  Martin L.  Edelman,  a director  of the  Company.  Pursuant  to the agreement, Mr. Edelman provides consulting services for the Company including client development and advisory services in connection with lending and investment banking activities and asset and business acquisition transactions. The consulting agreement, which had an initial term of one year, was automatically extended twice for additional one year terms. The agreement is terminable by either party upon thirty (30) days prior notice and provides for a consulting fee of $8,000 per month. Pursuant to the agreement, the Company granted 50,000 options to purchase Class A Common Stock. Mr. Edelman is also entitled to participate in the Company's incentive stock plan.

Compensation Committee Interlocks and Insider Participation

     The compensation committee of the board of directors was comprised during 1999 of Ms. Rosenberg, Dr. Sagalyn and Messrs. Altman, Edelman and Klopp. Other than Mr. Klopp, none of the committee's members was an officer or employee of the Company during 1999. No committee member had any interlocking relationships requiring disclosure under applicable rules and regulations.

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

Stock Options

     The following table sets forth stock options issued in 1999 to the executive officers named in the Summary Compensation Table. The table also sets forth the hypothetical gains that would exist for the stock options at the end of their ten-year terms, assuming compound rates of appreciation of 5% and 10% from the $5.75 market price on the respective February 1, 1999 date of grant. The actual future value of the options will depend on the market value of the Company's Class A Common Stock.


                      Option/SAR Grants in Last Fiscal Year

                                                                                            Potential Realizable Value at
                                                                                               Assumed Annual Rates of
                                                                                            Stock Price Appreciation for
                  Individual Grants                                                                Option Term(2)
----------------------------------------------------------------------------------------------------------------------
           (a)                    (b)             (c)             (d)           (e)           (f)              (g)


                               Number of
                               Securities
                               Underlying      % of Total
                                Options/      Option/SARs
                                  SARs         Granted to     Exercise or     Expira-
                                Granted       Employees in     Base Price      tion
Name                             (#)(1)       Fiscal Year        ($/sh)        Date          5% ($)          10% ($)
---------                      ---------      -----------     -----------   ---------   -------------   ----------------

Edward L. Shugrue III             75,000            21.3%           6.00      2/1/09     252,461             668,551

-------------------

(1) Represents shares underlying stock options; none of the executive officers were granted SARs. One-third of the options become exercisable in equal increments on the first, second and third anniversaries of the date of grant. Messrs. Klopp, Hatkoff and Plavin were not granted any stock options in 1999.

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

     The following table shows the 1999 year-end value of the stock options held by the named executive officers. None of the named executive officers exercised stock options during 1999.


                         Year End 1999 Option/SAR Values


                                      Number of Securities
                                     Underlying Unexercised               Value of Unexercised In-the-Money
                                   Options/SARs at Year End #                Options/SARs at Year End(1)
                             ---------------------------------------    ---------------------------------------

Name                                Exercisable    Unexercisable           Exercisable         Unexercisable
----                                -----------    -------------           -----------         -------------
John R. Klopp                           116,667         58,333                  $--                  $--
Craig M. Hatkoff                        116,667         58,333                  --                   --
Stephen D. Plavin                         --           100,000                  --                   --
Edward L. Shugrue III                   111,608         93,332                  --                   --

----------------------------------

(1) No amounts are shown because the exercise prices of the stock options exceeded the market value of the underlying Class A Common Stock at year end based upon the $5.00 per share closing price reported on the NYSE on December 31, 1999. The actual value, if any, an executive may realize is dependent upon the amount by which the market price of Class A Common Stock exceeds the exercise price when the stock options are exercised.

     The following table provides information with respect to a long term incentive plan award made to a named executive officer in 1999.


             Long Term Incentive Plans -- Awards in Last fiscal Year


                                         Number of Shares, Units               Performance or
                                                 or Other                    Other Period Until
Name                                            Rights (#)                  Maturation of Payout
----------------------------------     ----------------------------     -----------------------------

Edward L. Shugrue III                                     52,081(1)                3 years

---------------------

(1) Represents performance units with respect to 52,083 shares of Class A Common Stock granted on February 1, 1999. The shares subject to the units vest and become potentially payable over a three year period and the vested shares are earned when the stock price performance criteria is obtained. The shares vest and become potentially payable in equal increments of 17,361 shares on each of the three successive anniversaries of the date of grant. One third of the vested shares are earned upon the date when the price of the Class A Common Stock reaches each of the prescribed $8, $10 and $12 price hurdles and maintains such price hurdles for a 30 day period.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of April 26, 2000 certain information with respect to the beneficial ownership of Class A Common Stock and class A 9.5% cumulative convertible preferred stock, par value $0.01 per share ("Class A Preferred Stock" and together with the Class A Common Stock, "Company Stock"), and the voting power possessed thereby (based on 21,058,228 shares of Class A Common Stock and 2,277,555 shares of Class A Preferred Stock outstanding on that date), by (i) each person known to the Company to be the beneficial owner of more than 5% of each of the outstanding Class A Common Stock and Class A Preferred Stock, (ii) each director and named executive officer of the Company who is a beneficial owner of any Class A Common Stock or Class A Preferred Stock and (iii) all directors and executive officers of the Company as a group. As indicated below, certain of such information is based on a review of statements filed with the Commission pursuant to Sections 13(d) and 13(g) of the Exchange Act with respect to the Company's Class A Common Stock.




                                                 Class A Common Stock      Class A Preferred Stock
                                             ---------------------------   -------------------------
                                                  Amount and Nature of     Amount and Nature of
                                                  Beneficial Ownership(1)  Beneficial Ownership(1)
                                             ----------------------------  -------------------------
       Five Percent Stockholders,                              Percent of               Percent of
    Trustees and Executive Officers               Number          Class    Number         Class          Voting Power
---------------------------------------      ----------------    ------    -------       ----------      -------------
Veqtor Finance Company, LLC (2)                 3,192,288         15.2%      --              --%               13.7%
EOP Operating Limited Partnership (3)           4,273,500(4)       16.9      --              --                  15.5
State Street Bank and Trust Company, as         4,273,500(4)       16.9      --              --                  15.5
Trustee for General Motors Employes Global
Group Pension Trust (5)
Vornado Realty, L.P. (6)                        4,273,500(4)       16.9      --              --                  15.5
Wanger Asset Management, L.P. (7)               1,837,300           8.7      --              --                   7.9
FMR Corp. (8)                                   1,635,782           7.8      --              --                   7.0
BankAmerica Investment Corporation(9)             430,701           2.0    759,185           33.3                 5.1
First Chicago Capital Corporation (9)             430,701           2.0    759,185           33.3                 5.1
Wells Fargo & Company (9)                         430,701           2.0    759,185           33.3                 5.1
Jeffrey A. Altman                                  30,000            *       --              --                     *
Thomas E. Dobrowski                                    --(10)       --       --              --                    --
Martin L. Edelman                                  63,298(11)        *       --              --                     *
Gary R. Garrabrant                                456,054(11)(12)   2.2      --              --                   2.0
Craig M. Hatkoff                                2,464,799(13)(14)  11.6      --              --                  10.5
John R. Klopp                                   2,456,799(13)(14)  11.6      --              --                  10.5
Stephen D. Plavin                                 250,000(15)       1.2      --              --                   1.1
Sheli Z. Rosenberg                                432,720(11)(16)   2.1      --              --                   1.9
Steven Roth                                            --(17)       --       --              --                    --
Lynne B. Sagalyn                                   29,964(11)        *       --              --                     *
Edward L. Shugrue III                             235,941(15)       1.1      --              --                   1.0
Michael Watson                                         --           --       --              --                    --
Marc P. Weill                                          --           --       --              --                    --
Samuel Zell                                       168,297(11)(18*            --              --                     *
All executive officers and directors as a       6,587,872          30.3%     --              --                 27.4%
group (14 persons)

* Represents less than 1%.

(1) The number of shares owned are those beneficially owned as determined under the rules of the Securities and Exchange Commission, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power and any shares which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement.

(2) Zell General Partnership, Inc. ("Zell GP"), is the sole member of Veqtor Finance Company, LLC ("Veqtor"). The sole stockholder of Zell GP is the Samuel Investment Trust, a trust established for the benefit of the family of Samuel Zell. Chai Trust Company L.L.C. ("Chai Trust"), which is advised by Equity Group Investments, L.L.C. with respect to its investments, serves as trustee of Chai Trust. Veqtor is located at c/o Equity Group Investments, L.L.C., Two North Riverside Plaza, Chicago Illinois 60606.

(3)   Beneficial ownership information is based on a statement filed pursuant to
      Section 13(d) of the Exchange Act by EOP Operating Limited Partnership, or EOP. EOP is located at Two North Riverside Plaza, Chicago, Illinois 60606.

(4) Represents shares which may be obtained upon conversion of $50,000,000 in liquidation amount of 8.25% Step Up Convertible Trust Preferred Securities issued by the Company's consolidated statutory trust subsidiary, CT Convertible Trust I, to each of EOP, VNO and the GM Trust.

(5)   Beneficial ownership  information is based on statements filed pursuant to
      Section 13(d) of the Exchange Act by General Motors Investment Management Corporation ("GMIMCo") and State Street Bank and Trust Company, as trustee for General Motors Employes Global Group Pension Trust ("GM Trust"), as another reporting person named therein. State Street Bank and Trust Company acts as the trustee for the GM Trust, a trust under and for the benefit of certain employee benefit plans of General Motors Corporation ("GM") and its subsidiaries. These shares may be deemed to be owned beneficially by GMIMCo, a wholly owned subsidiary of GM. GMIMCo's principal business is providing investment advice and investment management services with respect to the assets of certain employee benefit plans of GM and its subsidiaries and with respect to the assets of certain direct and indirect subsidiaries of GM and associated entities. GMIMCo is serving as the GM Trust's investment manager with respect to these shares and in that capacity it has sole power to direct the Trustee as to the voting and disposition of these shares. Because of the Trustee's limited role, beneficial ownership of the shares by the Trustee is disclaimed. GMIMCo is located at 767 Fifth Avenue, New York, New York 10153.

(6)   Beneficial ownership information is based on a statement filed pursuant to
      Section 13(d) of the Exchange Act filed by Vornado Realty, L.P. ("VNO"). VNO is located at c/o Vornado Realty Trust, Park 80 West, Plaza II, Saddle Brook, New Jersey 07663.

(7) Beneficial ownership information is based on the Schedule 13G jointly filed by Wanger Asset Management, L.P., its general partner, Wanger Asset Management, Ltd. and its client, Acorn Investment Trust reporting beneficial ownership of shares on behalf of discretionary clients, including Acorn Investment Trust. They are located at 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.

(8) Beneficial ownership information is based on a Schedule 13G jointly filed by FMR Corp., Edward C. Johnson 3rd, Abigail P. Johnson, Fidelity Management and Research Company and Fidelity Growth & Income Fund reporting ownership of shares by such fund and other funds advised by Fidelity Management and Research. They are located at 82 Devonshire Street, Boston, Massachusetts 02109.

(9)   BankAmerica  Investment Corporation is located at c/o Bank of America, 231
      S. LaSalle Street, 19th Floor, Chicago, Illinois 60697. First Chicago Capital Corporation is located at One First National Plaza, Mail Suite 0597, Chicago, Illinois 60670-0597. Wells Fargo & Company is located at 333 S. Grand Avenue, 9th Floor, Los Angeles, California 90071.

(10) Does not include the shares that may be deemed beneficially owned by GMIMCo, as to which Mr. Dobrowski disclaims beneficial ownership.

(11) Includes 13,297 shares which may be obtained upon conversion of vested stock units and, in the case of Mr. Edelman, Dr. Sagalyn, Mr. Garrabrant and Mr. Zell, 50,001, 16,667, 23,334 and 80,000, respectively, shares issuable upon the exercise of vested stock options.

(12) Includes the 419,423 shares of class A common stock owned by GRG Investment Partnership LP, for which Mr. Garrabrant serves as the general partner.

(13) Includes, in the case of Mr. Hatkoff, the 2,330,132 shares of class A common stock owned by CMH Investment Partnership LP, a family partnership for which Mr. Hatkoff serves as general partner. Includes, in the case of Mr. Klopp, 2,330,132 shares of class A common stock owned by JRK Investment Partnership LP, a family partnership for which Mr. Klopp serves as general partner.

(14) Includes 116,667 shares issuable upon the exercise of vested stock options held by each of Messrs. Hatkoff and Klopp.

(15) Includes 108,384 shares for Mr. Shugrue that are the subject of restricted stock awards for which he retains voting rights. Includes 111,668 and 100,000 shares issuable upon the exercise of vested stock options held by Mr. Shugrue and Mr. Plavin, respectively.

(16) Includes 419,423 shares of class A common stock owned by Rosenberg--CT General Partnership LP, for which Ms. Rosenberg serves as a general partner.

(17) Does not include the shares that may be deemed beneficially owned by VNO, as to which Mr. Roth disclaims beneficial ownership.

(18) Does not include the shares that may be deemed beneficially owned by EOP, as to which Mr. Zell disclaims beneficial ownership.

ITEM 13.          Certain Relationships and Related Transactions

Reimbursement Arrangement

     Pursuant to an expense reimbursement arrangement with EGI, the Company has agreed to reimburse EGI the costs for certain general administrative services to the Company, including, among others, certain legal, tax, shareholder relations and insurance acquisition services, which are provided by employees of EGI. The Company had charged to operations $86,658 during the 1999 fiscal year.

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

Relationship with Rosenberg & Liebentritt, P.C.

     During 1999, the Company retained the services of Rosenberg & Liebentritt, P.C., a law firm which performs legal services exclusively for entities in which Samuel Zell, chairman of the board of directors, has an interest.

Asset Management Agreements

     VP Metropolis Services, LLC, a wholly owned subsidiary of the Company ("VPM"), is a party to an asset management agreement (the "VPM Asset Management Agreement") with MVB Metropolis Properties, L.P. ("MVB") pursuant to which VPM has agreed to manage, service and administer certain real estate assets owned by MVB and its affiliates, initially including a New York City property consisting of 46 condominium units and a pool of 18 mortgages secured by properties located throughout the Unites States. John R. Klopp and Craig M. Hatkoff, both trustees of the Company, are each 25.05% owners of VP-LP, LLC, which owns a 1.0% interest in MVB. In addition, Mr. Klopp is a vice president of MVB Metropolis Corp., the general partner and a 1.0% owner of MVB. Pursuant to the VPM Asset Management Agreement, fees of $290,625 were paid to VPM and recognized as income by the Company during 1999.

     Victor Asset Management Partners, LLC, a wholly-owned subsidiary of the Company ("VAMP"), is a party to an asset management agreement (the "VAMP Asset Management Agreement I") with S.H. Mortgage Acquisition, LLC ("S.H. Mortgage Acquisition") pursuant to which VAMP has agreed to manage, service and administer certain real estate assets owned by S.H. Mortgage Acquisition and its affiliates, initially including 21 loans secured by various properties and other assets located in New Jersey. Messrs. Klopp and Hatkoff are managing members of VP-NJ, LLC, which owns a 1.0% interest in and is the managing member of S.H. Mortgage Acquisition. Pursuant to the VAMP Asset Management Agreement I, fees of $67,507 were paid to VAMP and recognized as income by the Company during 1999.

     VAMP is also a party to an asset management agreement (the "VAMP Asset Management Agreement II") with RE Acquisition, LLC ("RE Acquisition") pursuant to which VAMP has agreed to manage, service and administer certain real estate assets owned by RE Acquisition, initially including a pool of five mortgages and other rights relating to real properties located in New York and New Jersey. Messrs. Klopp and Hatkoff are managing members of VPC Partners, LLC, which owns a 0.7772% interest in RE Acquisition. In addition, Mr. Klopp is a manager of RE Acquisition. Pursuant to the VAMP Asset Management Agreement II, fees of $33,200 were paid to VAMP and recognized as income by the Company during 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 28, 2000                            /s/ John R. Klopp
--------------------------                -----------------
Date                                      John R. Klopp
                                          Vice Chairman, Chief Executive Officer
                                          and President