Form 10-Q
period 2000-03-31
CAPITAL TRUST INC
filed 2000-05-15
CIK 1061630

As filed with the Securities and Exchange Commission on May 15, 2000

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

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

Yes [X]    No [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of outstanding shares of the Registrant's Class A Common stock, par value $0.01 per share ("Class A Common Stock"), as of May 13, 2000 was 21,058,228.

                               CAPITAL TRUST, INC.
                                      INDEX

Part I.       Financial Information

              Item 1:      Financial Statements                                              1

                      Consolidated Balance Sheets - March 31, 2000
                         (unaudited) and December 31, 1999 (audited)                         1

                      Consolidated Statements of Income - Three Months
                         Ended March 31, 2000 and 1999 (unaudited)                           2

                      Consolidated Statements of Changes in Stockholders'
                         Equity - Three Months Ended March 31, 2000 and
                         1999 (unaudited)                                                    3

                      Consolidated Statements of Cash Flows - Three Months
                         Ended March 31, 2000 and 1999 (unaudited)                            4

                      Notes to Consolidated Financial Statements (unaudited)                  5

              Item 2:      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                               12

              Item 3:      Quantitative and Qualitative Disclosures about
                           Market Risk                                                       16


Part II.      Other Information

              Item 1:      Legal Proceedings                                                 17

              Item 2:      Changes in Securities                                             17

              Item 3:      Defaults Upon Senior Securities                                   17

              Item 4:      Submission of Matters to a Vote of Security Holders               17

              Item 5:      Other Information                                                 17

              Item 6:      Exhibits and Reports on Form 8-K                                  18

              Signatures                                                                     20


                      Capital Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999
                                 (in thousands)

                                                                                           March 31,           December 31,
                                                                                             2000                 1999
                                                                                          --------------      --------------
                                         Assets                                            (Unaudited)          (Audited)
  Cash and cash equivalents                                                               $    27,621          $    38,782
  Commercial mortgage-backed securities available-for-sale, at fair value                     220,998              214,058
  Certificated mezzanine investments available-for-sale, at fair value                         45,129               45,432
  Loans receivable, net of $8,572 and $7,605 reserve for possible credit losses at
     March 31, 2000 and December 31, 1999, respectively                                       426,739              509,811
  Excess of purchase price over net tangible assets acquired, net                                 280                  286
  Deposits and other receivables                                                                   38                  533
  Accrued interest receivable                                                                   6,739                9,528
  Deferred income taxes                                                                         5,891                5,368
  Prepaid and other assets                                                                      7,575                4,010
                                                                                          --------------      -------------
Total assets                                                                              $   741,010         $    827,808
                                                                                          ==============      ==============

                      Liabilities and Stockholders' Equity

Liabilities:
  Accounts payable and accrued expenses                                                   $     7,358         $    14,432
  Notes payable                                                                                 3,017                3,474
  Credit facilities                                                                           257,071              343,263
  Term redeemable securities contract                                                         130,508              129,642
  Repurchase obligations                                                                       28,399               28,703
  Deferred origination fees and other revenue                                                   3,061                3,411
                                                                                          ---------------     --------------
Total liabilities                                                                             429,414              522,925
                                                                                          ---------------     --------------

Company-obligated, mandatory redeemable, convertible preferred securities of CT
   Convertible Trust I, holding solely 8.25% junior subordinated debentures of Capital
   Trust, Inc. ("Convertible Trust Preferred Securities")                                     146,543              146,343
                                                                                          ---------------     --------------

Stockholders' equity:
  Class A 9.5% cumulative convertible preferred stock, $0.01 par value, $0.26 cumulative annual dividend, 100,000 shares authorized, 2,278 shares issued and outstanding at
     March 31, 2000 and December 31, 1999 (liquidation preference of $6,127) ("Class A
     Preferred Stock")                                                                             23                   23
  Class B 9.5% cumulative convertible non-voting preferred stock, $0.01 par value, $0.26 cumulative annual dividend, 100,000 shares authorized, 4,043 shares issued and outstanding at March 31, 2000 and December 31, 1999 (liquidation preference of
     $10,876) ("Class B Preferred Stock" and together with Class A Preferred Stock,
     "Preferred Stock")                                                                            40                   40
  Class A common stock, $0.01 par value, 100,000 shares authorized, 20,779 and
     21,862 shares issued and outstanding at March 31, 2000 and December 31, 1999,
     respectively                                                                                 208                  219
  Class B common stock, $0.01 par value, 100,000 shares authorized, 2,294 shares issued and
     outstanding at March 31, 2000 and December 31, 1999 ("Class B Common Stock")                  23                   23
  Restricted Class A Common Stock, $0.01 par value, 326 and 127 shares issued and outstanding at March 31, 2000 and December 31, 1999, respectively ("Restricted
     Class A Common Stock" and together with Class A Common Stock and Class B
     Common Stock, "Common Stock")                                                                  3                     1
  Additional paid-in capital                                                                  187,473               189,456
  Unearned compensation                                                                        (1,186)                 (407)
  Accumulated other comprehensive loss                                                         (3,799)              (10,164)
  Accumulated deficit                                                                         (17,732)              (20,651)
                                                                                          ---------------     -------------
Total stockholders' equity                                                                    165,053               158,540
                                                                                          ----------------    -------------

Total liabilities and stockholders' equity                                                $   741,010         $     827,808
                                                                                          ================    ==============


See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                        Consolidated Statements of Income
                   Three Months Ended March 31, 2000 and 1999
                      (in thousands, except per share data)
                                   (unaudited)


                                                                               2000                     1999
                                                                         ------------------      -------------------
Income from loans and other investments:
   Interest and related income                                             $       22,693          $       22,152
   Less:  Interest and related expenses                                            10,214                   8,618
                                                                         ------------------      -------------------
     Income from loans and other investments, net                                  12,479                  13,534
                                                                         ------------------      -------------------

Other revenues:
   Advisory and investment banking fees                                             1,325                   3,093
   Other interest income                                                              202                     620
                                                                         ------------------      -------------------
     Total other revenues                                                           1,527                   3,713
                                                                         ------------------      -------------------

 Other expenses:
   General and administrative                                                       3,753                   5,255
   Other interest expense                                                              71                      91
   Depreciation and amortization                                                      106                      87
   Provision for possible credit losses                                               966                   1,079
                                                                         ------------------      -------------------
     Total other expenses                                                           4,896                   6,512
                                                                         ------------------      -------------------

 Income before income taxes and distributions and amortization
   on Convertible Trust Preferred Securities                                        9,110                  10,735
   Provision for income taxes                                                       4,450                   5,202
                                                                         ------------------      -------------------

 Income before distributions and amortization on Convertible
   Trust Preferred Securities                                                       4,660                   5,533
   Distributions and amortization on Convertible Trust Preferred
     Securities, net of income tax benefit of $1,552                                1,741                   1,741
                                                                         ------------------      -------------------

Net income                                                                 $        2,919          $        3,792
   Less:  Preferred Stock dividend requirement                                       (404)                   (784)
                                                                         ------------------      -------------------
Net income allocable to Common Stock                                       $        2,515          $        3,008
                                                                         ==================      ===================

Per share information:
   Net earnings per share of Common Stock
     Basic                                                                 $         0.10          $         0.16
                                                                         ==================      ===================
     Diluted                                                               $         0.09          $         0.12
                                                                         ==================      ===================
   Weighted average shares of Common Stock outstanding
     Basic                                                                     24,487,475              18,317,103
                                                                         ==================      ===================
     Diluted                                                                   31,008,308              30,884,761
                                                                         ==================      ===================



See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
               For the Three Months Ended March 31, 2000 and 1999
                                 (in thousands)
                                   (unaudited)

                                                                                                           Restricted
                                                             Class A     Class B     Class A     Class B     Class A   Additional
                                         Comprehensive      Preferred   Preferred    Common      Common      Common     Paid-In
                                         Income/(Loss)        Stock       Stock       Stock       Stock       Stock     Capital
                                        -------------------------------------------------------------------------------------------

Balance at January 1, 1999              $         -        $     123   $    -      $     182   $    -      $       1   $ 188,816
Net income                                       3,792          -           -           -           -           -           -
Unrealized gain on available-for-sale
  securities, net of related income
  taxes                                          4,270          -           -           -           -           -           -
Issuance of Class A Common Stock
  unit awards                                     -             -           -           -           -           -            312
Cancellation of previously issued
  restricted Class A Common Stock
Issuance of restricted                            -             -           -           -           -             (1)       (149)
  Class A Common Stock                            -             -           -           -           -              1         599
Restricted Class A Common Stock earned            -             -           -           -           -           -           -
                                        -----------------  -----------------------------------------------------------------------
Balance at March 31, 1999               $        8,062     $     123   $      -    $     182   $      -    $       1   $ 189,578
                                        =================  =======================================================================

Balance at January 1, 2000              $         -        $      23   $      40   $     219   $      23   $       1   $ 189,456
Net income                                       2,919          -           -           -           -           -           -
Unrealized gain on available-for-sale
  securities, net of related income
  taxes                                          6,365          -           -           -           -           -           -
Issuance of warrants to purchase
  shares of Class A Common Stock                  -             -           -           -           -           -          1,360
Issuance of Class A Common Stock
  unit awards                                     -             -           -              1        -           -            624
Issuance of restricted
  Class A Common Stock                            -             -           -           -           -              2         948
Restricted Class A Common Stock earned            -             -           -           -           -           -           -
Repurchase and retirement of shares of
  Class A Common Stock previously
  outstanding                                     -             -           -            (12)       -           -         (4,915)
                                        -----------------  -----------------------------------------------------------------------
Balance at March 31, 2000               $        9,284     $      23   $      40   $     208   $      23   $       3   $ 187,473
                                        =================  =======================================================================




                                                        Accumulated
                                                           Other
                                           Unearned    Comprehensive  Accumulated
                                         Compensation  Income/(Loss)    Deficit       Total
                                       --------------------------------------------------------

Balance at January 1, 1999              $    (418)     $  (4,665)     $ (35,352)   $ 148,687
Net income                                   -              -             3,792        3,792
Unrealized gain on available-for-sale
  securities, net of related income
  taxes                                      -             4,270           -           4,270
Issuance of Class A Common Stock
  unit awards                                -              -              -             312
Cancellation of previously issued
  restricted Class A Common Stock             104           -              -             (46)
Issuance of restricted
  Class A Common Stock                       (600)          -              -            -
Restricted Class A Common Stock earned         97           -              -              97
                                       --------------------------------------------------------
Balance at March 31, 1999               $    (817)     $    (395)     $ (31,560)   $ 157,112
                                       ========================================================

Balance at January 1, 2000              $    (407)     $ (10,164)     $ (20,651)   $ 158,540
Net income                                   -              -             2,919        2,919
Unrealized gain on available-for-sale
  securities, net of related income
  taxes                                      -             6,365           -           6,365
Issuance of warrants to purchase
  shares of Class A Common Stock             -              -              -           1,360
Issuance of Class A Common Stock
  unit awards                                -              -              -             625
Issuance of restricted
  Class A Common Stock                       (950)          -              -            -
Restricted Class A Common Stock earned        171           -              -             171
Repurchase and retirement of shares of
  Class A Common Stock previously
  outstanding                                -              -              -          (4,927)
                                       --------------------------------------------------------
Balance at March 31, 2000               $  (1,186)     $  (3,799)     $ (17,732)   $ 165,053
                                       ========================================================



See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2000 and 1999
                                 (in thousands)
                                   (unaudited)

                                                                                       2000                 1999
                                                                                  ----------------    -----------------
Cash flows from operating activities:
   Net income                                                                       $      2,919        $      3,792
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
       Deferred income taxes                                                                (523)               (292)
       Provision for credit losses                                                           966               1,079
       Depreciation and amortization                                                         106                  87
       Restricted Class A Common Stock earned                                                171                  97
       Amortization of premiums and accretion of discounts on
         loans and investments, net                                                         (523)                 54
       Accretion of discounts on term redeemable securities contract                         866                 250
       Accretion of discounts and fees on Convertible Trust Preferred
         Securities, net                                                                     200                 200
       Expenses reversed on cancellation of restricted stock
         previously issued                                                                 -                     (46)
   Changes in assets and liabilities, net:
       Deposits and other receivables                                                        495                  65
       Accrued interest receivable                                                         2,789                 (95)
       Prepaid and other assets                                                           (2,283)             (1,058)
       Deferred origination fees and other revenue                                          (350)               (802)
       Accounts payable and accrued expenses                                              (6,449)             (2,409)
                                                                                  ----------------    -----------------
   Net cash provided by (used in) operating activities                                    (1,616)                922
                                                                                  ----------------    -----------------

Cash flows from investing activities:
       Purchases of commercial mortgage-backed securities                                  -                (185,947)
       Principal collections on certificated mezzanine investments                           303                 147
       Origination and purchase of loans receivable                                       (1,896)             (2,975)
       Principal collections and proceeds from sale of loans receivable                   83,950             124,689
       Purchases of equipment and leasehold improvements                                     (22)                (49)
       Principal collections and proceeds from sales of
         available-for-sale securities                                                     -                     529
                                                                                  ----------------    -----------------
   Net cash provided by (used in) investing activities                                    82,335             (63,606)
                                                                                  ----------------    -----------------

Cash flows from financing activities:
       Proceeds from repurchase obligations                                                -                      24
       Repayment of repurchase obligations                                                  (304)            (27,481)
       Proceeds from credit facilities                                                    16,000              26,957
       Repayment of credit facilities                                                   (102,192)            (85,060)
       Repayment of notes payable                                                           (457)               (427)
       Net proceeds from issuance of term redeemable
         securities contract                                                               -                 126,885
       Repurchase and retirement of shares of Class A Common
         Stock previously outstanding                                                     (4,927)              -
                                                                                  ----------------    -----------------
   Net cash provided by (used in) financing activities                                   (91,880)             40,898
                                                                                  ----------------    -----------------

Net decrease in cash and cash equivalents                                                (11,161)            (21,786)
Cash and cash equivalents at beginning of year                                            38,782              46,623
                                                                                  ----------------    -----------------
Cash and cash equivalents at end of period                                          $     27,621        $     24,837
                                                                                  ================    =================

See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


1.       Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the Annual Report on Form 10-K of Capital Trust, Inc. and Subsidiaries (collectively, the "Company") for the fiscal year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of results that may be expected for the entire year ending December 31, 2000.

The accompanying unaudited consolidated interim financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform in all material respects to accounting principles generally accepted in the United States. Certain prior period amounts have been reclassified to conform to current period classifications.

2.       Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.       Strategic Business Venture with Citigroup Investments Inc.

On March 8, 2000, the Company and certain of its wholly owned subsidiaries entered into a strategic venture with affiliates of Citigroup Investments Inc. ("Citigroup"), following which it commenced its new investment management business. The venture parties have agreed, among other things, to co-sponsor, commit to invest capital in, and manage a series of high-yield commercial real estate mezzanine investment funds (collectively, the "Mezzanine Funds"). Citigroup and the Company have made capital commitments to the Mezzanine Funds of up to an aggregate of $400.0 million and $112.5 million, respectively, subject to certain terms and conditions.

The strategic venture is governed by a venture agreement, dated as of March 8, 2000 (the "Venture Agreement"), pursuant to which the parties have created CT Mezzanine Partners I LLC ("Fund I"), to which a Citigroup affiliate and a wholly owned subsidiary of the Company, as members thereof, have made capital commitments of $150 million and $50 million, respectively, to be invested in stages upon approval by both members of each investment to be made by Fund I. A wholly owned subsidiary of the Company, CT Investment Management Co., LLC ("CTIMCO"), serves as the exclusive investment manager to Fund I and is currently negotiating suitable investments for the fund. Additionally, Citigroup affiliates and subsidiaries of the Company have agreed to make additional capital commitments of up to $250.0 million and $62.5 million, respectively, to future Mezzanine Funds sponsored pursuant to the Venture Agreement that close prior to December 31, 2001, which commitments are subject to the amount of third-party capital commitments and other conditions contained in the Venture Agreement.

In consideration of, among other things, Citigroup's $400 million aggregate capital commitment to the Mezzanine Funds, the Company agreed in the Venture Agreement to issue affiliates of Citigroup warrants to purchase shares of Class A Common Stock. In connection with the organization of Fund I, the Company issued a warrant to purchase 4.25 million shares of Class A Common Stock at $5.00 per share. The foregoing warrant has a term of five years that expires on March 8, 2005 and is not exercisable until March 8, 2001, whereupon it may be exercised with cash or pursuant to a cash-less exercise feature. In connection with the organization of subsequent Mezzanine Funds that

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

close before December 31, 2001, the Company has agreed, subject to stockholder approval, to issue additional warrants to purchase up to 5.25 million shares of Class A Common Stock on the same terms as the initial warrants; the number of shares subject to such warrants to be determined pursuant to a formula based on the aggregate dollar amount of capital commitments made by affiliates of Citigroup and clients of Citibank's private bank. The Company also issued contingent cash rights, which terminate upon stockholder approval of the additional warrants, that are intended to provide affiliates of Citigroup with value equivalent to any additional warrants that otherwise would be issued to such affiliates of Citigroup equal to the excess of the Class A Common Stock trading price over $5.00 for each right exercised.

Pursuant to the Venture Agreement, CTIMCO has been named the exclusive investment manager to the Mezzanine Funds. Further, each party has agreed to certain exclusivity obligations with respect to the origination of assets suitable for the Mezzanine Funds and the Company granted Citigroup the right of first refusal to co-sponsor future Mezzanine Funds. The Company has also agreed, as soon as practicable, to take the steps necessary for it to be treated as a REIT for tax purposes on terms mutually satisfactory to the Company and affiliates of Citigroup, subject to changes in law, or good faith inability to meet the requisite qualifications. Unless the Company can find a suitable "reverse merger" REIT candidate, the earliest that the Company can qualify for re-election to REIT status will be upon filing its tax return for the year ended December 31, 2002.

Pursuant to the Venture Agreement, the Company increased the size of its board of directors by two and appointed Marc Weill and Michael Watson, chief executive officer and senior vice president, respectively, of Citigroup Investments Inc., respectively, as directors in March 2000.

As a condition to the Venture Agreement and in order to facilitate its conversion to REIT status as soon as practicable, the Company and the holders of the Convertible Trust Preferred Securities agreed in principle on March 8, 2000, to terminate their co-investment agreement with the Company and to amend the terms of such securities. Such termination and amendment were completed as of May 10, 2000. The revised terms are fully described in Note 10.

Through March 31, 2000, the Company has not made any equity contributions to any Mezzanine Fund. The Company has capitalized costs totaling $4,327,000 that will be amortized over the anticipated lives of the funds.

4.       Earnings Per Share

The following table sets forth the calculation of Basic and Diluted EPS:

                                     Three Months Ended March 31, 2000               Three Months Ended March 31, 1999
                               ----------------------------------------------- ----------------------------------------------
                                                                   Per Share                                      Per Share
                                  Net Income          Shares        Amount        Net Loss           Shares         Amount
                               ----------------- ----------------------------- ---------------- ----------------- -----------
Basic EPS:
   Net earnings per share of
     Common Stock              $  2,515,000        24,487,475    $   0.10     $   3,008,000       18,317,103     $   0.16
                                                                 ============                                    ===========

Effect of Dilutive Securities
   Future commitments for share
     unit awards for the issuance
     of Class A Common Stock             --            200,000                           --           300,000
   Convertible Class A Preferred
     Stock                           404,000         6,320,833                       784,000       12,267,658
                               ----------------- -----------------             ---------------- -----------------

Diluted EPS:
   Net earnings per share of
     Common Stock and Assumed
     Conversions               $   2,919,000        31,008,308    $   0.09     $   3,792,000       30,884,761     $   0.12
                               ================= ================  =========== ================ ================= ===========

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

5.       Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on the Company's outstanding debt and Convertible Preferred Trust Securities during the three months ended March 31, 2000 and 1999 was $13,146,000 and $12,114,000, respectively. Income taxes paid by the Company during the three months ended March 31, 2000 and 1999 was $4,741,000 and $3,422,000, respectively.

6.       Loans receivable

At March 31, 2000 and December 31, 1999, the Company's loans receivable consisted of the following (in thousands):

                                                       March 31,    December 31,
                                                         2000           1999
                                                     -------------  ------------
   (1)  Mortgage Loans                               $  193,599     $   270,332
   (2)  Mezzanine Loans                                 191,254         192,613
   (3)  Other mortgage loans receivable                  50,458          54,471
                                                     -------------  ------------
                                                        435,311         517,416
   Less:  reserve for possible credit losses             (8,572)         (7,605)
                                                     -------------  ------------
   Total loans                                       $  426,739     $   509,811
                                                     =============  ============

At March 31, 2000, the weighted average interest rate in effect, after giving effect to interest rate swaps and including amortization of fees and premiums, for the Company's loans receivable is as follows:

   (1)  Mortgage Loans                                       11.99%
   (2)  Mezzanine Loans                                      12.03%
   (3)  Other mortgage loans receivable                      12.78%
             Total loans                                     12.10%

At March 31, 2000, $306,556,000 (70%) of the aforementioned loans bear interest at floating rates ranging from LIBOR plus 320 basis points to LIBOR plus 1000 basis points. The remaining $128,755,000 (30%) of loans were financed at fixed rates ranging from 9.50% to 12.50%.

During the quarter ended March 31, 2000, the Company provided $1.9 million of additional fundings on two existing loans. The Company had unfunded commitments on four loans and certificated mezzanine investments totaling $23.7 million at March 31, 2000.

At March 31, 2000, the Company had outstanding one letter of intent with respect to a proposed $10,000,000 loan, which was funded in April 2000.

7.       Stockholder's Equity

During March 2000, the Company announced a share repurchase program under which the Company was authorized to purchase, from time to time, up to two million shares of Class A Common Stock. As of March 31, 2000, the Company had purchased and retired 1,213,500 shares of Class A Common Stock at an average price of $4.06 per share (including commissions).

In consideration of, among other things, Citigroup's $400 million capital commitment to the Mezzanine Funds, the Company agreed in the Venture Agreement to issue affiliates of Citigroup warrants to purchase shares of Class A Common Stock. The Company issued an initial warrant to purchase 4.25 million shares of Class A Common Stock and has agreed under certain circumstances to issue additional warrants to purchase up to 5.25 million shares of Class A Common Stock. See Note 3 for a description of the terms of the warrants and the circumstances under which the additional warrants may be issued. The value of the warrants at issuance date, $1,360,000, was capitalized and will be amortized over the anticipated lives of the Funds.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

8.       Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes for the three months ended March 31, 2000 and 1999 is comprised as follows (in thousands):

                                          2000              1999
                                     ---------------   ---------------
Current
   Federal                             $   2,956         $   3,270
   State                                   1,060             1,168
   Local                                     957             1,055
Deferred
   Federal                                  (316)             (176)
   State                                    (109)              (60)
   Local                                     (98)              (55)
                                     ---------------   ---------------
Provision for income taxes             $   4,450         $   5,202
                                     ===============   ===============

The Company has federal net operating loss carryforwards ("NOLs") as of March 31, 2000 of approximately $10.8 million. Such NOLs expire through 2012. The Company also has a federal capital loss carryover of approximately $1.6 million that can be used to offset future capital gains. Due to the ownership change that occurred upon the purchase of 6,959,593 predecessor common shares from the Company's former parent in January 1997 and another prior ownership change, a substantial portion of the NOLs are limited for federal income tax purposes to approximately $1.4 million annually. Any unused portion of such annual limitation can be carried forward to future periods.

The reconciliation of income tax computed at the U.S. federal statutory tax rate (35%) to the effective income tax rate for the three months ended March 31, 2000 and 1999 are as follows (in thousands):

                                                           2000                        1999
                                                --------------------------------------------------------
                                                      $            %              $            %
                                                -------------  -----------  -------------  -------------
   Federal income tax at statutory rate          $   3,189        35.0%      $   3,757        35.0%
   State and local taxes, net of federal
      tax benefit                                    1,176        12.9%          1,370        12.8%
   Utilization of net operating loss
      carryforwards                                   (122)       (1.3)%          (122)       (1.1)%
   Compensation in excess of deductible
      limits                                           124         1.3%            190         1.7%
   Other                                                83         0.9%              7         0.1%
                                                -------------  -----------  -------------  -------------
                                                 $   4,450        48.8%      $   5,202        48.5%
                                                ========================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


The components of the net deferred tax assets as of March 31, 2000 and December 31, 1999 are as follows (in thousands):

                                                            March 31,              December 31,
                                                               2000                    1999
                                                       ---------------------    --------------------
   Net operating loss carryforward                        $       3,766            $       3,889
   Reserves  on  other  assets  and for
        possible credit losses                                    6,767                    6,312
   Other                                                            863                      795
                                                       ---------------------    --------------------
   Deferred tax assets                                           11,396                   10,966
   Valuation allowance                                           (5,505)                  (5,628)
                                                       ---------------------    --------------------
                                                          $       5,891            $       5,368
                                                       =====================    ====================

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

9.       Employee Benefit Plans

1997 Long-Term Incentive Stock Plan

During the three months ended March 31, 2000, the Company issued an aggregate of 253,750 and 200,000 options to acquire shares of Class A Common Stock with an exercise price of $4.125 and $6.00 per share, respectively (prices at or higher than the fair value market value based on reported trading prices on the dates of the grant).

The Company also issued 230,304 restricted shares of Class A Common Stock which vest one third on each of the following dates: February 1, 2001, February 1, 2002 and February 1, 2003.

The following table summarizes the option activity under the incentive stock plan for the quarter ended March 31, 2000:

                                                                                                Weighted Average
                                                                                                 Exercise Price
                                                       Options            Exercise Price            per Share
                                                     Outstanding             per Share
                                                  -------------------  ------------------------ ------------------
   Outstanding at January 1, 2000                        1,233,917         $6.00 - $10.00            $  7.89
      Granted in 2000                                      453,750         $4.125 - $6.00               4.95
      Exercised in 2000                                    -                      -                     -
      Canceled in 2000                                     (69,505)        $4.125 - $10.00              7.42
                                                  -------------------                           ------------------
   Outstanding at March 31, 2000                         1,618,162         $4.125 - $10.00           $  7.08
                                                  ===================                           ==================

At March 31, 2000, 730,508 of the options are exercisable. At March 31, 2000, the outstanding options have various remaining contractual exercise periods ranging from 7.25 to 9.83 years with a weighted average life of 8.75 years.

10.       Subsequent Event

On May 10, 2000, the Company modified the terms of the $150 million aggregate liquidation amount Convertible Trust Preferred Securities. The Convertible Trust Preferred Securities were issued by the Company's consolidated statutory trust subsidiary, CT Convertible Trust I (the "Trust") in July 1998. The Convertible Trust Preferred Securities represented an undivided beneficial interest in the assets of the Trust that consisted solely of the Company's $154,650,000 aggregate principal amount 8.25% step up convertible junior subordinated debentures ("Convertible Debentures") that were concurrently issued and sold to the Trust.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


In connection with the modification, the outstanding Convertible Trust Preferred Securities were cancelled and new variable step up convertible trust preferred securities with an aggregate liquidation amount of $150,000,000 (the "New Convertible Trust Preferred Securities") were issued to the holders of the canceled securities in exchange therefore, and the Convertible Debentures were canceled and new 8.25% step up convertible junior subordinated debentures in the aggregate principal amount of $92,524,000 (the "New Convertible Debentures") and new 13% step up non-convertible junior subordinated debentures in the aggregate principal amount of $62,126,000 (the "New Non-Convertible Debentures" and together with the New Convertible Debentures, the "New Debentures") were issued to the Trust, as the holder of the canceled bonds, in exchange therefore. The liquidation amount of the New Convertible Trust Preferred Securities is divided into $89,742,000 of convertible amount (the "Convertible Amount") and $60,258,000 of non-convertible amount (the "Non-Convertible Amount"), the distribution, redemption and, as applicable, conversion terms of which, mirror the interest, redemption and, as applicable, conversion terms of the New Convertible Debentures and the New Non-Convertible Debentures, respectively, held by the Trust.

Distributions on the New Convertible Trust Preferred Securities are payable quarterly in arrears on each calendar quarter-end and correspond to the payments of interest made on the New Debentures, the sole assets of the Trust. Distributions are payable only to the extent payments are made in respect to the New Debentures.

The New Convertible Trust Preferred Securities initially bear a blended coupon rate of 10.16% per annum which rate will vary as the proportion of outstanding Convertible Amount to the outstanding Non-Convertible Amount changes and will step up in accordance with the coupon rate step up terms applicable to the Convertible Amount and the Non-Convertible Amount.

The Convertible Amount bears a coupon rate of 8.25% per annum through March 31, 2002 and increases on April 1, 2002 to the greater of (i) 10.00% per annum, increasing by 0.75% on October 1, 2004 and on each October 1 thereafter or (ii) a percentage per annum equal to the quarterly dividend paid on a common share multiplied by four and divided by $7.00. The Convertible Amount is convertible into shares of Class A Common Stock, in increments of $1,000 in liquidation amount, at a conversion price of $7.00 per share. The Convertible Amount is redeemable by the Company, in whole or in part, on or after September 30, 2004.

The Non-Convertible Amount bears a coupon rate of 13.00% per annum through September 30, 2004, increasing by 0.75% on October 1, 2004 and on each October 1 thereafter. The Non-Convertible Amount is redeemable by the Company, in whole or in part, at any time.

For financial reporting purposes, the Trust will continue to be treated as a subsidiary of the Company and, accordingly, the accounts of the Trust will be included in the consolidated financial statements of the Company. Intercompany transactions between the Trust and the Company, including the Debentures, will be eliminated in the consolidated financial statements of the Company. The New Convertible Trust Preferred Securities will be presented as a separate caption between liabilities and shareholders' equity in the consolidated balance sheet of the Company. Distributions on the New Convertible Trust Preferred Securities will be recorded, net of the tax benefit, in a separate caption immediately following the provision for income taxes in the consolidated statement of operations of the Company.

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


Strategic Venture with Citigroup
--------------------------------

         On March 8, 2000, the Company and of its certain wholly owned subsidiaries entered into a strategic venture with affiliates of Citigroup Investments Inc. ("Citigroup"), following which it commenced its new investment management business. The venture parties have agreed, among other things, to co-sponsor, commit to invest capital in, and manage a series of high-yield commercial real estate mezzanine investment funds (collectively, the "Mezzanine Funds"). Citigroup and the Company have made capital commitments to the Mezzanine Funds of up to an aggregate of $400.0 million and $112.5 million, respectively, subject to certain terms and conditions.

         The strategic venture is governed by a venture agreement, dated as of March 8, 2000 (the "Venture Agreement"), pursuant to which the parties have created CT Mezzanine Partners I LLC ("Fund I"), to which a Citigroup affiliate and a wholly owned subsidiary of the Company, as members thereof, have made capital commitments of $150 million and $50 million, respectively, to be invested in stages upon approval by both members of each investment to be made by Fund I. A wholly owned subsidiary of the Company, CT Investment Management Co., LLC ("CTIMCO"), serves as the exclusive investment manager to Fund I and is currently negotiating suitable investments for the fund. Additionally, Citigroup affiliates and subsidiaries of the Company have agreed to make additional capital commitments of up to $250.0 million and $62.5 million, respectively, to future Mezzanine Funds sponsored pursuant to the Venture Agreement that close prior to December 31, 2001, which commitments are subject to the amount of third-party capital commitments and other conditions contained in the Venture Agreement.

         In consideration of, among other things, Citigroup's $400 million aggregate capital commitment to the Mezzanine Funds, the Company agreed in the Venture Agreement to issue affiliates of Citigroup warrants to purchase shares of Class A Common Stock. In connection with the organization of Fund I, the Company issued a warrant to purchase 4.25 million shares of Class A Common Stock at $5.00 per share. The foregoing warrant has a term of five years that expires on March 8, 2005 and is not exercisable until March 8, 2001, whereupon it may be exercised with cash or pursuant to a cash-less exercise feature. In connection with the organization of subsequent Mezzanine Funds that close before December 31, 2001, the Company has agreed, subject to stockholder approval, to issue additional warrants to purchase up to 5.25 million shares of Class A Common Stock on the same terms as the initial warrants; the number of shares subject to such warrants to be determined pursuant to a formula based on the aggregate dollar amount of capital commitments made by affiliates of Citigroup and clients of Citibank's private bank. The Company also issued contingent cash rights, which terminate upon stockholder approval of the additional warrants, that are intended to provide such affiliates of Citigroup with value equivalent to any additional warrants that otherwise would be issued to affiliates of Citigroup equal to the excess of the Class A Common Stock trading price over $5.00 for each right exercised.

         Pursuant to the Venture Agreement, CTIMCO has been named the exclusive investment manager to the Mezzanine Funds. Further, each party has agreed to certain exclusivity obligations with respect to the origination of assets suitable for the Mezzanine Funds and the Company granted Citigroup the right of first refusal to co-sponsor future Mezzanine Funds. The Company has also agreed, as soon as practicable, to take the steps necessary for it to be treated as a REIT for tax purposes on terms mutually satisfactory to the Company and affiliates of Citigroup, subject to changes in law, or good faith inability to meet the requisite qualifications. Unless the Company can find a suitable "reverse merger" REIT candidate, the earliest that the Company can qualify for re-election to REIT status will be upon filing its tax return for the year ended December 31, 2002.

         The Company believes that its new business venture with Citigroup emphasizes its strengths and provides it with the building blocks for a scalable platform for high quality earnings growth. It also shifts the Company's focus from that of a "balance sheet" lender to that of an investment manager. The investment management business, as structured with Citigroup, also allows the Company to tap the private equity markets as a source of fresh capital to fund its business. The venture further provides the potential for significant operating leverage allowing the Company to grow earnings and to increase return on equity without incurring substantial portfolio risk.


Overview of Financial Condition
-------------------------------

         Since December 31, 1999, the Company funded $1.9 million of commitments under two existing loans. The Company received full satisfaction of two loans totaling $78.5 million and partial repayments on eight loans and certificated mezzanine investments totaling $5.7 million. At March 31, 2000, the Company had outstanding loans, certificated mezzanine investments and investments in commercial mortgage-backed securities totaling approximately $700 million and additional commitments for fundings on outstanding loans and certificated mezzanine investments of approximately $23.7 million.

         At March 31, 2000, the Company had $257.1 million outstanding under the credit facilities. The decrease in the amount outstanding under the credit facilities from the amount outstanding at December 31, 1999 was due to the cash received on loan repayments being utilized to pay down the credit facilities.

         A repurchase obligation outstanding at December 31, 1999 for $10.9 million that matured in March 2000 was extended to April 2000 and subsequently to May 2000 on the same terms as those in effect at December 31, 1999. At March 31, 2000, the Company was party to two repurchase obligations, including the foregoing obligation, relating to assets sold by the Company with an aggregate carrying amount of $45.1 million, which approximates the assets' market value, and has a liability to repurchase these assets for $28.4 million. The average interest rate in effect for the repurchase obligations at March 31, 2000 was 7.82%.

         As of March 31, 2000, certain of the Company's loans and other investments have been hedged with interest rate swaps so that the assets and the corresponding liabilities were matched at floating rates over LIBOR and certain of the Company's liabilities have been hedged so that the liabilities and the corresponding CMBS were matched at fixed rates. At March 31, 2000, the Company was party to interest rate swap agreements for notional amounts totaling approximately $238.2 million with financial institution counterparties whereby the Company swapped fixed-rate instruments, with average interest rates of approximately 6.01%, for floating rate instruments with interest rates at LIBOR. The agreements mature at varying times from September 2001 to December 2014.

         During March 2000, the Company announced a share repurchase program under which the Company may purchase, from time to time, up to two million shares of the Company's Class A Common Stock. As of March 31, 2000, the Company had purchased and retired 1,213,500 shares of the Company's Class A Common Stock. The Company has and will continue to fund share repurchases with available cash.

         Now that the Company's new investment management business has commenced and Fund I's asset origination and acquisition activities are ongoing under the management of CTIMCO, the Company will not reinvest directly for its own portfolio the working capital derived from maturing loans and investments, unless otherwise approved or permitted by the funds. Pursuant to the Venture Agreement, the Company will source potential investment opportunities to Fund I or Fund II, when it has closed, and will use such working capital to make its contributions to the funds as and when required. Therefore, if the amount of the Company's maturing loans and investments increases significantly before excess capital is invested in the funds, the Company may experience temporary shortfalls in revenues and lower earnings until offsetting revenues are derived from the funds.


Comparison of the Three Months Ended March 31, 2000 to the Three Months Ended March 31, 1999
--------------------------------------------------------------------------------

         The Company reported net income allocable to shares of Common Stock of $2,515,000 for the three months ended March 31, 2000, a decrease of $493,000 from the net income allocable to shares of Class A Common Stock of $3,008,000 for the three months ended March 31, 1999. This decrease was primarily the result of the decreased advisory and investment banking revenues.

         Interest and related income from loans and other investments amounted to $22,693,000 for the three months ended March 31, 2000, an increase of $541,000 over the $22,152,000 amount for the three months ended March 31, 1999. While average interest earning assets increased from approximately $665.0 million for the three months ended March 31, 1999 to approximately $756.0 million for the three months ended March 31, 2000, the interest rate earned on such assets decreased from 13.5% in 1999 to 12.0% in 2000. During the three months ended March 31, 2000, the Company recognized an additional $456,000 on the early repayment of a loan, while during the three months ended March 31, 1999, the Company recognized an additional $3.6 million on the early repayment of three loans. Without this additional interest income, the earning rate for 2000 would have been 11.8% versus 11.3% for 1999. This increase is due primarily to an increase in the average LIBOR rate from 4.95% in the first quarter of 1999 to 5.92% for the first quarter of 2000. This increase was partially offset by the effects of repayment of higher yielding assets.

         Interest and related expenses amounted to $10,214,000 for the three months ended March 31, 2000, an increase of $1,596,000 over the $8,618,000 amount for the three months ended March 31, 1999. The increase in expenses was due to an increase in the amount of average interest bearing liabilities from approximately $430.8 million at an average rate of 8.1% for the three months ended March 31, 1999 to approximately $455.5 million at an average rate of 9.0% for the three months ended March 31, 2000. The increase in the average rate is consistent with the increase in the average LIBOR rate for the same periods.

         In addition, the Company also utilizes $150.0 million of Convertible Trust Preferred Securities, issued in July 1998, to finance its interest earning assets. During the first quarter of 2000 and 1999, the Company recognized $1,741,000 of net expenses related to these securities. This amount consisted of distributions to the holders totaling $3,094,000 and amortization of discount and origination costs totaling $199,000. This was partially offset by a tax benefit of $1,552,000.

         During the three months ended March 31, 2000, other revenues totaled $1,527,000, a decrease of $2,186,000 from the same three-month period in 1999. For the three months ended March 31, 2000, there was $1,768,000 less advisory and investment banking fees when compared to such fees in the prior year and a $418,000 decrease in other interest income. The decrease in other interest income was due to the Company maintaining a lower level of liquidity during the first quarter of 2000.

         Other expenses decreased from $6,512,000 for the three months ended March 31, 1999 to $4,896,000 for the three months ended March 31, 2000. During March 1999, to reduce general and administrative expenses to a level in line with budgeted business activity, the Company reduced its workforce by approximately 30% and recorded a restructuring charge of $650,000. This, along with a decrease in average staffing levels and legal fees, primarily accounted for the decrease in general and administrative expenses. During the period ended March 31, 2000, the Company had an average of 27 full time employees as compared to an average of 45 during the period ended March 31, 1999. The Company had 23 full time employees at March 31, 2000.

         For the three months ended March 31, 2000 and 1999, the Company accrued $4,450,000 and $5,202,000, respectively, of income tax expense for federal, state and local income taxes. The decrease in taxes was due to a decrease in earnings before taxes and distributions and amortization on Convertible Trust Preferred Securities as the effective tax rate remained consistent.

         The preferred stock dividend and dividend requirement arose in 1997 as a result of the Company's issuance of $33 million of shares of Class A Preferred Stock on July 15, 1997. Dividends accrued on these shares at a rate of 9.5% per annum on a per share price of $2.69 for the 12,267,658 shares outstanding or $3,135,000 per annum through the second quarter of 1999. In the third quarter of 1999, 5,946,825 shares of Class A Preferred Stock were converted into an equal number of shares of Class A Common Stock thereby reducing the number of outstanding shares of Preferred Stock to 6,320,833 and the dividend requirement to $1,615,000 per annum.


Liquidity and Capital Resources
-------------------------------

         At March 31, 2000, the Company had $27,621,000 in cash. The primary sources of liquidity for the Company for the remainder of 2000, will be cash on hand, cash generated from operations, principal and interest payments received on investments (including loan repayments), loans and securities, and additional borrowings under the credit facilities. The Company believes these sources of capital will adequately meet future cash requirements. The Company expects that during the remainder of 2000, it will use a significant amount of its available capital resources to satisfy its capital contributions required in connection with the previously discussed strategic venture with Citigroup. In connection with the existing portfolio investment and loan business, the Company intends to employ leverage up to a maximum 5:1 debt-to-equity ratio to enhance its return on equity.

         The Company experienced a net decrease in cash of $11,161,000 for the three months ended March 31, 2000, compared to the net decrease of $21,786,000 for the three months ended March 31, 1999. The use of cash in the first quarter of 2000 was primarily to reduce liabilities while the use of cash in the first quarter of 1999 was primarily to the purchase of the BB CMBS Portfolio (net of the proceeds from the term redeemable securities contract). Cash used in operating activities during the three months ended March 31, 2000 was $1,616,000, a reduction of $2,538,000 from cash provided by operating activities of $922,000 during the same period of 1999. For the three months ended March 31, 2000, cash provided by investing activities was $82,335,000, an increase of $145,941,000 from $63,606,000 used during the same period in 1999, primarily as a result of significant repayments received on loans since December 31, 1999 and a reduced level of loan origination from that of the prior year. The Company utilized the cash received on loan repayments to reduce the credit facilities, which accounted for most of the $91,880,000 use of cash in financing activities in the first quarter of 2000, a $132,778,000 decrease from the $40,898,000 cash provided by financing activities in the same period of 1999, which included a significant increase in borrowing from the issuance of the term redeemable securities contract.

         At March 31, 2000, the Company has two outstanding notes payable totaling $3,017,000, outstanding borrowings under the credit facilities of $257,071,000, outstanding borrowings on the term redeemable securities contract of $130,508,000 and outstanding repurchase obligations of $28,399,000. At March 31, 2000, the Company had $391,358,000 of borrowing capacity available under the credit facilities.


Explanatory Note for the Use of Forward-Looking Statements
----------------------------------------------------------

         Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Section 21E of the Securities and Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the Company's business plan, business strategy, portfolio management and investment management business. The Company's actual results or outcomes may differ materially from those anticipated. Representative examples of such factors are discussed in more detail in the Company's 1999 fiscal year Annual Report on Form 10-K and include, among other things, the availability of desirable loan and investment opportunities, the ability to obtain and maintain targeted levels of leverage and borrowing costs, fluctuations in interest rates and credit spreads, continued loan performance and repayment and the maintenance of loan loss allowance levels. The Company disclaims any intention or obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates at March 31, 2000. For financial assets and debt obligations, the table presents cash flows to the expected maturity and weighted average interest rates based upon the current carrying values. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by
contractual  maturity  dates.   Notional  amounts  are  used  to  calculate  the
contractual cash flows to be exchanged under the contract. Weighted-average variable rates are based on rates in effect as of the reporting date.

                                                           Expected Maturity Dates
                             -------------------------------------------------------------------------------------
                                2000        2001        2002         2003        2004     Thereafter     Total     Fair Value
                                ----        ----        ----         ----        ----     ----------     -----     ----------
Assets:                                                           (dollars in thousands)
CMBS
   Fixed Rate                      -           -      $196,874          -           -           -       $196,874    $181,543
      Average interest rate        -           -        11.51%          -           -           -         11.51%
   Variable Rate                   -           -           -       $ 36,509         -           -       $ 36,509    $ 33,442
      Average interest rate        -           -           -         11.50%         -           -         11.50%

Certificated Mezzanine
  Investments
   Variable Rate              $ 45,129         -           -            -           -           -       $ 45,129    $ 45,129
      Average interest rate     10.85%         -           -            -           -           -         10.85%

Loans receivable
   Fixed Rate                      -      $ 28,000    $  3,000          -           -      $ 96,850     $127,850    $124,328
      Average interest rate        -        12.59%      12.50%          -           -        11.41%       11.69%
   Variable Rate               $98,091    $133,465    $ 48,500          -           -      $ 26,500     $306,556    $299,708
      Average interest rate     12.97%      11.53%      12.86%          -           -        11.81%       12.23%

Liabilities:
Credit facilities
   Variable Rate                   -      $117,761         -       $139,310         -           -       $257,071    $257,071
      Average interest rate        -         9.16%         -          8.44%         -           -          8.77%

Term redeemable securities
  contract
   Variable Rate                   -           -      $137,812          -           -           -       $137,812    $130,508
      Average interest rate        -           -         9.61%          -           -           -          9.61%

Repurchase obligations
   Variable Rate              $ 28,399         -           -            -           -           -       $ 28,399    $ 28,399
      Average interest rate      7.82%         -           -            -           -           -          7.82%

Convertible Trust
  Preferred Securities
   Fixed Rate                      -           -           -            -           -      $150,000     $150,000    $146,543
      Average interest rate        -           -           -            -           -         8.99%        8.99%

Interest rate swaps                -      $ 28,000    $137,812     $ 19,109         -       $53,250     $238,171   $  17,495
     Average fixed pay rate        -        5.79%        6.05%        6.04%         -         6.01%        6.01%
     Average variable
     receive rate                  -        5.91%        6.10%        5.99%         -         5.94%        6.03%


                           PART II. OTHER INFORMATION



ITEM 1:       Legal Proceedings

                           None


ITEM 2:       Changes in Securities

         (c)  Recent Sales of Unregistered Securities

         On March 8, 2000, the Company issued a warrant to Travelers Limited Real Estate Mezzanine Investment I, LLC, an affiliate of Citigroup, to purchase
4.25 million shares of Class A Common Stock at a price of $5.00 per share. The disclosure contained Note 3. Strategic Business Venture with Citigroup
Investments Inc. contained in Item 1 -- Financial Statements of PART I is incorporated herein by reference in its entirety. The warrant was issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.


ITEM 3:       Defaults Upon Senior Securities

                           None


ITEM 4:       Submission of Matters to a Vote of Security Holders

                           None


ITEM 5:       Other Information

                           None

ITEM 6:       Exhibits and Reports on Form 8-K

  (a)    Exhibits
 Exhibit
 Number                                     Description
 -------                                    -----------
      10.1 Venture Agreement amongst Travelers Limited Real Estate Mezzanine Investments I, LLC, Travelers General Real Estate Mezzanine Investments II, LLC, Travelers Limited Real Estate Mezzanine Investments II, LLC, CT-F1, LLC, CT-F2-GP, LLC, CT-F2-LP, LLC, CT Investment Management Co., LLC and Capital Trust, Inc., dated as of March 8, 2000 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

      10.2 Limited Liability Company Agreement of CT Mezzanine Partners I LLC, by and among Travelers Limited Real Estate Mezzanine Investments I, LLC and CT-F1, LLC, dated as of March 8, 2000 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

      10.3 Limited Liability Company Agreement of CT MP II LLC, by and among Travelers General Real Estate Mezzanine Investments II, LLC and CT-F2-GP, LLC, dated as of March 8, 2000 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

      10.4 Fund I Class A Common Stock Warrant Agreement, by Capital Trust, Inc. granting warrant to Travelers Limited Real Estate Mezzanine Investment I, LLC, dated as of March 8, 2000 (filed as Exhibit
               10.4 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

      10.5 Contingent Cash Rights Agreement, by and among Capital Trust, Inc. and Travelers General Real Estate Mezzanine Investments II, LLC, dated as of March 8, 2000 (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

      10.6 Guaranty of Payment, by Capital Trust, Inc. in favor of Travelers Limited Real Estate Mezzanine Investments I, LLC, Travelers General Real Estate Mezzanine Investments II, LLC and Travelers Limited Real Estate Mezzanine Investments II, LLC, dated as of March 8, 2000 (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

      10.7 Guaranty of Payment, by The Travelers Insurance Company in favor of Capital Trust, Inc., CT-F1, LLC, CT-F2-GP, LLC, CT-F2-LP, LLC and CT Investment Management Co., LLC, dated as of March 8, 2000 (filed as Exhibit 10.8 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

      10.8 Investment Management Agreement, by and among CT Investment Management Co., LLC and CT Mezzanine Partners I LLC, dated as of March 8, 2000 (filed as Exhibit 10.8 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

      10.9 Investment Management Agreement, by and among CT Investment Management Co., LLC, CT MP II LLC and CT Mezzanine Partners II L.P., dated as of March 8, 2000 (filed as Exhibit 10.9 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

     10.10 Registration Rights Agreement, by and among Capital Trust, Inc., Travelers Limited Real Estate Mezzanine Investments I, LLC, Travelers General Real Estate Mezzanine Investments II, LLC and Travelers Limited Real Estate Mezzanine Investments II, LLC, dated as of March 8, 2000 (filed as Exhibit 10.10 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

      27.1     Financial Data Schedule




(b)        Reports on Form 8-K

         During the fiscal quarter ended March 31, 2000, the Company filed the following Current Reports on Form 8-K:

         (1) Current Report on Form 8-K, dated March 8, 2000, as filed with the Commission on March 23, 2000, reporting under Item 5 "Other Events" the establishment of a strategic venture with affiliates of Citigroup Investments Inc. ("Citigroup") through which the Company and Citigroup will co-sponsor, commit to invest capital in and manage high yield commercial real estate mezzanine investment funds.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CAPITAL TRUST



May 15. 2000                             /s/ John R. Klopp
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