Form 10-Q
period 2000-06-30
CAPITAL TRUST INC
filed 2000-08-14
CIK 1061630

To be filed with the Securities and Exchange Commission on August 14, 2000

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000
                               -------------

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

Yes[ X ]    No[  ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

           The number of outstanding shares of the Registrant's Class A Common stock, par value $0.01 per share ("Class A Common Stock"), as of August 14, 2000 was 20,633,428.

                               CAPITAL TRUST, INC.
                                      INDEX

Part I.         Financial Information

                Item 1:        Financial Statements                                                                        1

                          Consolidated Balance Sheets - June 30, 2000 (unaudited) and December 31, 1999
                               (audited)                                                                                   1

                          Consolidated Statements of Income - Three and Six Months Ended June 30, 2000 and 1999
                               (unaudited)                                                                                 2

                          Consolidated Statements of Changes in Stockholders' Equity - Six Months Ended
                               June 30, 2000 and 1999 (unaudited)                                                          3

                          Consolidated Statements of Cash Flows - Six Months Ended June 30, 2000 and 1999
                               (unaudited)                                                                                 4

                          Notes to Consolidated Financial Statements (unaudited)                                           5

                Item 2:        Management's Discussion and Analysis of Financial Condition and Results of
                               Operations                                                                                 13

                Item 3:        Quantitative and Qualitative Disclosures about Market Risk                                 19


Part II.        Other Information

                Item 1:        Legal Proceedings                                                                          20

                Item 2:        Changes in Securities                                                                      20

                Item 3:        Defaults Upon Senior Securities                                                            20

                Item 4:        Submission of Matters to a Vote of Security Holders                                        20

                Item 5:        Other Information                                                                          20

                Item 6:        Exhibits and Reports on Form 8-K                                                           21

                Signatures                                                                                                22


                      Capital Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                       June 30, 2000 and December 31, 1999
                                 (in thousands)

                                                                                                  June 30,          December 31,
                                                                                                    2000               1999
                                                                                                 -------------     -------------
                                                 Assets                                           (Unaudited)        (Audited)

   Cash and cash equivalents                                                                      $11,554              $38,782
   Commercial mortgage-backed securities available-for-sale, at fair value                        222,589              214,058
   Certificated mezzanine investments available-for-sale, at fair value                            22,986               45,432
   Loans receivable, net of $9,448 and $7,605 reserve for possible credit losses at
     June 30, 2000 and December 31, 1999, respectively                                            416,601              509,811
   Equity investment in CT Mezzanine Partners I LLC ("Fund I")                                     26,628                  -
   Excess of purchase price over net tangible assets acquired, net                                    -                    286
   Deposits and other receivables                                                                     516                  533
   Accrued interest receivable                                                                      7,168                9,528
   Deferred income taxes                                                                            6,560                5,368
   Prepaid and other assets                                                                         3,630                4,010
                                                                                                -------------      -------------
Total assets                                                                                     $718,232             $827,808
                                                                                                =============      =============

                      Liabilities and Stockholders' Equity

Liabilities:
   Accounts payable and accrued expenses                                                         $  4,043             $ 14,432
   Notes payable                                                                                    3,063                3,474
   Credit facilities                                                                              246,738              343,263
   Term redeemable securities contract                                                            131,391              129,642
   Repurchase obligations                                                                          17,176               28,703
   Deferred origination fees and other revenue                                                      2,938                3,411
                                                                                                -------------        ------------
Total liabilities                                                                                 405,349              522,925
                                                                                                -------------        ------------

Company-obligated, mandatory redeemable, convertible preferred securities of CT
   Convertible Trust I, holding $89,742,000 of convertible 8.25% junior subordinated debentures and $60,258,000 of non-convertible 13.00% junior subordinated debentures of Capital Trust, Inc. at June 30, 2000 and holding solely 8.25% junior subordinated debentures of Capital Trust, Inc. at
   December 31, 1999 ("Convertible Trust Preferred Securities")                                   146,743              146,343
                                                                                                -------------        ------------

Stockholders' equity:
   Class A 9.5% cumulative convertible preferred stock, $0.01 par value, $0.26 cumulative annual dividend, 100,000 shares authorized, 2,278 shares issued and outstanding at June 30, 2000 and December 31, 1999 (liquidation
     preference of $6,127) ("Class A Preferred Stock")                                                 23                   23
   Class B 9.5% cumulative convertible non-voting preferred stock, $0.01 par value, $0.26 cumulative annual dividend, 100,000 shares authorized, 4,043 shares issued and outstanding at June 30, 2000 and December 31, 1999
     (liquidation preference of $10,876) ("Class B Preferred Stock" and together
     with Class A Preferred Stock, "Preferred Stock")                                                  40                   40
   Class A common stock, $0.01 par value, 100,000 shares authorized, 20,307 and
     21,862 shares issued and outstanding at June 30, 2000 and December 31,
     1999, respectively                                                                               203                  219
   Class B common stock, $0.01 par value, 100,000 shares authorized, 2,294 shares issued and outstanding at June 30, 2000 and December 31, 1999
     ("Class B Common Stock")                                                                          23                   23
   Restricted Class A Common Stock, $0.01 par value, 326 and 127 shares issued and outstanding at June 30, 2000 and December 31, 1999, respectively
     ("Restricted Class A Common Stock" and together with Class A Common Stock
     and Class B Common Stock, "Common Stock")                                                          3                    1
   Additional paid-in capital                                                                     185,678              189,456
   Unearned compensation                                                                             (981)                (407)
   Accumulated other comprehensive loss                                                            (1,464)             (10,164)
   Accumulated deficit                                                                            (17,385)             (20,651)
                                                                                                -------------        ------------
Total stockholders' equity                                                                        166,140              158,540
                                                                                                -------------        ------------
Total liabilities and stockholders' equity                                                       $718,232             $827,808
                                                                                                =============        ============


          See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                        Consolidated Statements of Income
                Three and Six Months Ended June 30, 2000 and 1999
                      (in thousands, except per share data)
                                   (unaudited)

                                                                Three Months Ended              Six Months Ended
                                                                     June 30,                       June 30,
                                                             ---------------------------  -------------------------
                                                                 2000            1999          2000         1999
                                                             -----------    ------------  ------------   ----------
Income from loans and other investments:
   Interest and related income                               $    20,817    $     20,589  $     43,510   $  42,741
   Income from equity investments in Fund I                          221             -             221         -
   Less: Interest and related expenses                             9,278           9,124        19,492      17,742
                                                             -----------    ------------  ------------   ----------
      Income from loans and other investments, net                11,760          11,465        24,239      24,999
                                                             -----------    ------------  ------------   ----------
Other revenues:
   Advisory and investment banking fees                            2,409          2,081         3,734        5,174
   Management fees from Fund I                                        55            -              55          -
   Other interest income                                             220            225           422          845
   Gain on sale of investments                                       -               35           -             35
                                                             -----------    -----------   -----------   -----------
      Total other revenues                                         2,684          2,341         4,211        6,054
                                                             -----------    -----------   -----------   -----------
 Other expenses:
   General and administrative                                      5,802          3,606        9,555         8,861
   Other interest expense                                             64            110          135           201
   Depreciation and amortization                                     453             88          559           175
   Provision for possible credit losses                              876            954        1,842         2,033
                                                             -----------    -----------   ----------   ------------
      Total other expenses                                         7,195          4,758       12,091        11,270
                                                             -----------    -----------   ----------   ------------
Income before income taxes and distributions and
  amortization on Convertible Trust Preferred Securities           7,249          9,048       16,359        19,783
     Provision for income taxes                                    4,154          4,281        8,604         9,483
                                                             -----------    -----------   ----------   -----------
Income before distributions and amortization on
   Convertible Trust Preferred Securities                          3,095          4,767        7,755        10,300
     Distributions and amortization on Convertible Trust
        Preferred Securities, net of income tax benefit of
        $1,793 and $1,552 for the three months ended
        June 30, 2000 and 1999, respectively,  and $3,345
        and $3,104 for the six months ended June 30, 2000
        and 1999, respectively                                     1,941          1,742        3,682         3,483
                                                             -----------    -----------   ----------   ------------
Net income                                                         1,154          3,025        4,073         6,817
     Less:  Preferred Stock dividend and dividend
        requirement                                                  404            784          807         1,568
                                                             -----------    -----------   ----------   ------------
Net income allocable to shares of Common Stock               $       750    $     2,241   $     3,266        5,249
                                                             ===========    ===========   ===========  ===========
Per share information:
   Net income per share of Common Stock:
      Basic                                                  $      0.03           0.12   $      0.14         0.29
                                                             ===========    ===========   ===========  ===========
      Diluted                                                $      0.03    $      0.10   $      0.13  $      0.22
                                                             ===========    ===========   ===========  ===========
   Weighted average shares of Common Stock
   outstanding:
      Basic                                                   23,204,420     18,352,983    23,845,948   18,335,142
                                                             ===========    ===========   ===========  ===========
      Diluted                                                 23,404,420     30,920,641    30,366,781   30,902,800
                                                             ===========    ===========   ===========  ===========

         See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                 For the Six Months Ended June 30, 2000 and 1999
                                 (in thousands)
                                   (unaudited)


                                                                        Class A       Class B       Class A       Class B
                                                 Comprehensive         Preferred     Preferred      Common        Common
                                                 Income/(Loss)           Stock         Stock         Stock         Stock
                                              ----------------   ---------------------------------------------------------

Balance at January 1, 1999                      $      -           $    123      $    -       $     182     $     -
Net income                                           6,817              -             -             -             -
Unrealized gain on available-for-sale
  securities, net of related income taxes              716              -             -             -             -
Issuance of Class A Common Stock unit
  awards                                               -                -             -             -             -
Cancellation of previously issued restricted
  Class A Common Stock                                 -                -             -             -             -
Issuance of restricted
  Class A Common Stock                                 -                -             -             -             -
Restricted Class A Common Stock earned                 -                -             -             -             -
Dividends paid on Preferred Stock                      -                -             -             -             -
                                              ----------------   ---------------------------------------------------------
Balance at June 30, 1999                        $    7,533         $    123      $    -       $     182     $     -
                                              ================   =========================================================

Balance at January 1, 2000                      $      -           $     23      $     40     $     219     $      23
Net income                                           4,073               -             -             -             -
Unrealized gain on available-for-sale
  securities, net of related income taxes            8,700               -             -             -             -
Issuance of warrants to purchase shares of
  Class A Common Stock                                 -                 -             -             -             -
Issuance of Class A Common Stock unit
  awards                                               -                 -             -              1            -
Issuance of restricted
  Class A Common Stock                                 -                 -             -             -             -
Restricted Class A Common Stock earned                 -                 -             -             -             -
Dividends paid on Preferred Stock                      -                 -             -             -             -
Repurchase and retirement of shares of Class
  A Common Stock previously outstanding                -                 -             -            (17)           -
                                              ----------------   ---------------------------------------------------------
Balance at June 30, 2000                        $   12,773         $      23     $      40     $    203     $      23
                                              ================   =======================================================-=



                                             Restricted                          Accumulated
                                             Class A    Additional                 Other
                                             Common      Paid-In     Unearned   Comprehensive  Accumulated
                                             Stock       Capital   Compensation  Income/(Loss)    Deficit      Total
                                             -------------------------------------------------------------------------

Balance at January 1, 1999                   $   1      $188,816   $   (418)    $ (4,665)      $ (35,352)  $ 148,687
Net income                                       -           -          -            -             6,817       6,817
Unrealized gain on available-for-sale
  securities, net of related income taxes        -           -          -            716             -           716
Issuance of Class A Common Stock unit
  awards                                         -           312        -            -               -           312
Cancellation of previously issued restricted
  Class A Common Stock                          (1)         (149)       104          -               -           (46)
Issuance of restricted
  Class A Common Stock                           1           599       (600)         -               -           -
Restricted Class A Common Stock earned           -           -          216          -               -           216
Dividends paid on Preferred Stock                -           -          -            -            (1,568)     (1,568)
                                             -------------------------------------------------------------------------
Balance at June 30, 1999                     $   1      $189,578   $   (698)    $ (3,949)      $ (30,103)  $ 155,134
                                             =========================================================================

Balance at January 1, 2000                   $    1     $189,456   $   (407)    $(10,164)      $ (20,651)  $ 158,540
Net income                                        -          -          -            -             4,073       4,073
Unrealized gain on available-for-sale
  securities, net of related income taxes         -          -          -          8,700             -         8,700
Issuance of warrants to purchase shares of
  Class A Common Stock                            -        1,360        -             -              -         1,360
Issuance of Class A Common Stock unit
  awards                                          -          624        -             -              -           625
Issuance of restricted
  Class A Common Stock                            2          948       (950)          -              -           -
Restricted Class A Common Stock earned            -          -          376           -              -           376
Dividends paid on Preferred Stock                 -          -          -             -             (807)       (807)
Repurchase and retirement of shares of Class
  A Common Stock previously outstanding           -       (6,710)       -             -              -        (6,727)
                                             --------------------------------------------------------------------------
Balance at June 30, 2000                     $    3     $185,678   $   (981)    $ (1,464)      $ (17,385)  $ 166,140
                                             ==========================================================================

         See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2000 and 1999
                                 (in thousands)
                                   (unaudited)

                                                                                             2000                    1999
                                                                                      --------------------    --------------------
Cash flows from operating activities:
  Net income                                                                           $        4,073         $         6,817
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Deferred income taxes                                                                    (1,192)                   (831)
      Provision for credit losses                                                               1,842                   2,033
      Depreciation and amortization                                                               559                     175
      Income from equity investments in Fund I                                                   (221)                    -
      Restricted Class A Common Stock earned                                                      376                     216
      Amortization of premiums and accretion of discounts on loans and
         investments, net                                                                      (1,172)                   (260)
      Accretion of discounts on term redeemable securities contract                             1,749                   1,062
      Accretion of discounts and fees on Convertible Trust Preferred Securities, net              400                     400
      Expenses reversed on cancellation of restricted stock previously
         issued                                                                                   -                       (46)
      Gain on sale of investments                                                                 -                       (35)
 Changes in assets and liabilities, net:
      Deposits and other receivables                                                               17                    (330)
      Accrued interest receivable                                                               2,360                     522
      Prepaid and other assets                                                                    274                    (751)
      Deferred origination fees and other revenue                                                (473)                    167
      Accounts payable and accrued expenses                                                    (9,764)                 (5,418)
                                                                                      --------------------    --------------------
 Net cash provided by (used in) operating activities                                           (1,172)                  3,721
                                                                                      --------------------    --------------------

Cash flows from investing activities:
      Purchases of commercial mortgage-backed securities                                          -                  (185,947)
      Cash received on commercial mortgage-backed securities recorded as discount               1,445                     -
      Principal collections on certificated mezzanine investments                              22,446                     442
      Origination and purchase of loans receivable                                            (13,050)                (86,483)
      Principal collections and proceeds from sale of loans receivable                        104,314                 188,001
      Equity investment in Fund I                                                             (25,192)                    -
      Purchases of equipment and leasehold improvements                                           (22)                    (55)
      Principal collections and proceeds from sales of
         available-for-sale securities                                                            -                     3,344
                                                                                      --------------------    --------------------
 Net cash provided by (used in) investing activities                                           89,941                 (80,698)
                                                                                      --------------------    --------------------

Cash flows from financing activities:
      Proceeds from repurchase obligations                                                        -                        24
      Repayment of repurchase obligations                                                     (11,527)                (40,994)
      Proceeds from credit facilities                                                          40,000                 166,651
      Repayment of credit facilities                                                         (136,525)               (205,470)
      Repayment of notes payable                                                                 (411)                   (363)
      Dividends paid on Preferred Stock                                                          (807)                 (1,568)
      Net proceeds from issuance of term redeemable
         securities contract                                                                      -                   126,885
      Repurchase and retirement of shares of Class A Common Stock
         previously outstanding                                                                (6,727)                    -
                                                                                      --------------------    --------------------
 Net cash provided by (used in) financing activities                                         (115,997)                 45,164
                                                                                      --------------------    --------------------

Net decrease in cash and cash equivalents                                                     (27,228)                (31,813)
Cash and cash equivalents at beginning of year                                                 38,782                  46,623
                                                                                      --------------------    --------------------
Cash and cash equivalents at end of period                                              $      11,554         $        14,810
                                                                                      ====================    ====================

See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)


1. Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the Annual Report on Form 10-K of Capital Trust, Inc. and Subsidiaries (collectively, the "Company") for the fiscal year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of results that may be expected for the entire year ending December 31, 2000.

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

3. New Accounting Pronouncements

In December 1999, the SEC staff issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"). SAB 101 discusses the SEC staff views on certain revenue recognition transactions. The Company is required to adopt SAB 101 no later than the fourth quarter of 2000 and any change in accounting would be recognized as a cumulative effect of a change in accounting principle as of January 1, 2000. Management does not anticipate that its adoption will have a material effect on the consolidated financial position or results of operations of the Company.

On  March  31,  2000  the  Financial  Accounting  Standards  Board  issued  FASB
Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25. The Interpretation clarifies guidance of certain issues that arose in the application of APB Opinion 25, "Accounting for Stock Issued to Employees". The Interpretation is primarily applied prospectively to all new awards, modifications to outstanding awards, and changes in employee status after July 1, 2000. Management does not anticipate that its adoption will have a material effect on the consolidated financial position or results of operations of the Company.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

4. Loans receivable

At June 30, 2000 and December 31, 1999, the Company's loans receivable consisted of the following (in thousands):

                                                      June 30,             December 31,
                                                        2000                   1999
                                                ---------------------- ----------------------
   (1)  Mortgage Loans                            $        178,488       $        270,332
   (2)  Mezzanine Loans                                    191,106                192,613
   (3)  Other mortgage loans receivable                     56,455                 54,471
                                                ---------------------- ----------------------
                                                           426,049                517,416
   Less:  reserve for possible credit losses                (9,448)                (7,605)
                                                ---------------------- ----------------------
   Total loans                                    $        416,601       $        509,811
                                                ====================== ======================

At June 30, 2000, one other mortgage loan receivable with a principal balance of $912,000 was past-due more than 90 days; the Company's net investment in this asset is $141,000 as a result of non-recourse financing of this asset. The loan was originated during the Company's prior operations as a REIT to facilitate the disposal of a previously foreclosed-upon asset. In accordance with the Company's policy for revenue recognition, income recognition was suspended on this loan and the accrued interest receivable at June 30, 2000 of $30,000 was reversed.

At June 30, 2000, the weighted average interest rate in effect, after giving effect to interest rate swaps and including amortization of fees and premiums, for the Company's performing loans receivable is as follows:

   (1)  Mortgage Loans                                        12.49%
   (2)  Mezzanine Loans                                       12.62%
   (3)  Other mortgage loans receivable                       13.43%
             Total loans                                      12.67%

At June 30, 2000, $297,410,000 (70%) of the aforementioned performing loans bear interest at floating rates ranging from LIBOR plus 320 basis points to LIBOR plus 1000 basis points. The remaining $127,727,000 (30%) of performing loans were financed at fixed rates ranging from 10.81% to 12.50%.

During the six months ended June 30, 2000, the Company provided $13.1 million of additional fundings on three existing loans. The Company had unfunded commitments on four loans and certificated mezzanine investments totaling $22.5 million at June 30, 2000.

At June 30, 2000, the Company had no outstanding commitments to originate or purchase any new loans or investments.

5. Strategic Business Venture with Citigroup Investments Inc.

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

                      Capital Trust, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)


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

In consideration of, among other things, Citigroup's $400 million aggregate capital commitment to the Mezzanine Funds, the Company agreed in the Venture Agreement to issue affiliates of Citigroup warrants to purchase shares of Class A Common Stock. In connection with the organization of Fund I, the Company issued a warrant to purchase 4.25 million shares of Class A Common Stock at $5.00 per share. The foregoing warrant has a term of five years that expires on March 8, 2005 and is not exercisable until March 8, 2001, whereupon it may be exercised with cash or pursuant to a cash-less exercise feature. In connection with the organization of subsequent Mezzanine Funds that close before December 31, 2001, the Company agreed, subject to stockholder approval, which was received on June 21, 2000, to issue additional warrants to purchase up to 5.25 million shares of Class A Common Stock on the same terms as the initial warrant; the number of shares subject to such warrants to be determined pursuant to a formula based on the aggregate dollar amount of capital commitments made by affiliates of Citigroup and clients of Citibank's private bank.

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

Pursuant to the Venture Agreement, the Company increased the size of its board of directors by two and appointed directors Marc Weill and Michael Watson, chief executive officer and senior vice president, respectively, of Citigroup Investments Inc. Effective June 1, 2000, Mr. Weill resigned from the board of directors and was replaced by Susan Lewis, executive vice president of Citigroup Investments Inc.

As a condition to the Venture Agreement and in order to facilitate its conversion to REIT status as soon as practicable, the Company and the holders of the Convertible Trust Preferred Securities agreed in principle on March 8, 2000, to terminate their co-investment agreement with the Company and to amend the terms of such securities. Such termination and amendment were completed as of May 10, 2000. The revised terms are fully described in Note 8.

Through June 30, 2000, the Company has made equity contributions to Fund I of $21,882,000. The Company has also capitalized costs totaling $4,670,000 that will be amortized over the anticipated lives of the Mezzanine Funds.

As  of  June  30,  2000,  Fund  I  has  mezzanine  loans  outstanding   totaling
$77,500,000, all of which are performing in accordance with the terms of the loan agreements.

6. Excess of Purchase Price Over Net Tangible Assets Acquired

The Company recognized the excess of purchase price over net tangible assets acquired in a business combination accounted for as a purchase transaction and has been amortizing it on a straight-line basis over a period of 15 years. The carrying value of the excess of purchase price over net tangible assets acquired was analyzed quarterly by the Company based upon the expected revenue and profitability levels of the acquired enterprise to determine whether the value and future benefit may indicate a decline in value.

In April 2000, the Company increased its level of resources devoted to its new investment management business and reduced resources devoted to its investment banking and advisory operations. As a result, the Company determined that there has been a decline in the value of the acquired enterprise and the Company wrote off the

                      Capital Trust, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)


remaining  value of the  excess  of  purchase  price  over net  tangible  assets
acquired.   This  additional  $275,000  write-off  was  recorded  as  additional amortization expense in the quarter ended June 30, 2000.

7. Long-Term Debt

Credit Facility

At December 31, 1999, the Company was party to a credit agreement with a commercial lender that provided for a $300 million line of credit scheduled to expire in June 2000. Effective June 30, 2000, pursuant to an amended and restated credit agreement, the Company extended the expiration of such credit facility from June 2000 to June 2001 with an automatic nine-month amortizing extension option, if not otherwise extended.

Repurchase Obligations

At December 31, 1999, the Company had entered into two repurchase obligations discussed below to finance the acquisition of assets.

The first repurchase obligation, with a securities dealer, arose in connection with the purchase of a Certificated Mezzanine Investment. This repurchase agreement was settled in May 2000 when the Certificated Mezzanine Investment was repaid.

The other repurchase obligation, with another securities dealer, also arose in connection with the purchase of a Certificated Mezzanine Investment. At June 30, 1999, the Company had sold such asset with a book value of $22,986,000, which approximated market value, and had a liability to repurchase this asset for $17,176,000. The liability balance bears interest at a specified rate over LIBOR and the maturity has been extended during the quarter ended June 30, 2000 to May 2001.

8. Convertible Trust Preferred Securities

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

In connection with the modification, the then outstanding Convertible Trust Preferred Securities were cancelled and new variable step up convertible trust preferred securities with an aggregate liquidation amount of $150,000,000 (the "New Convertible Trust Preferred Securities") were issued to the holders of the canceled securities in exchange therefore, and the Convertible Debentures were canceled and new 8.25% step up convertible junior subordinated debentures in the aggregate principal amount of $92,524,000 (the "New Convertible Debentures") and new 13% step up non-convertible junior subordinated debentures in the aggregate principal amount of $62,126,000 (the "New Non-Convertible Debentures" and together with the New Convertible Debentures, the "New Debentures") were issued to the Trust, as the holder of the canceled bonds, in exchange therefore. The liquidation amount of the New Convertible Trust Preferred Securities is divided into $89,742,000 of convertible amount (the "Convertible Amount") and $60,258,000 of non-convertible amount (the "Non-Convertible Amount"), the distribution, redemption and, as applicable, conversion terms of which, mirror the interest, redemption and, as applicable, conversion terms of the New Convertible Debentures and the New Non-Convertible Debentures, respectively, held by the Trust.

Distributions on the New Convertible Trust Preferred Securities are payable quarterly in arrears on each calendar quarter-end and correspond to the payments of interest made on the New Debentures, the sole assets of the Trust. Distributions are payable only to the extent payments are made in respect to the New Debentures.

                      Capital Trust, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)



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

For financial reporting purposes, the Trust continues to be treated as a subsidiary of the Company and, accordingly, the accounts of the Trust are included in the consolidated financial statements of the Company. Intercompany transactions between the Trust and the Company, including the Debentures, have been eliminated in the consolidated financial statements of the Company. The New Convertible Trust Preferred Securities are presented as a separate caption between liabilities and stockholders' equity in the consolidated balance sheet of the Company. Distributions on the New Convertible Trust Preferred Securities are recorded, net of the tax benefit, in a separate caption immediately following the provision for income taxes in the consolidated statements of income of the Company.

9. Stockholder's Equity

During March 2000, the Company commenced an open market share repurchase program under which the Company was authorized to purchase, from time to time, up to two million shares of Class A Common Stock. In May 2000, the Company announced an increase in the number of shares purchasable pursuant to its share repurchase program to four million shares. As of June 30, 2000, the Company had purchased and retired 1,685,400 shares of Class A Common Stock at an average price of $3.99 per share (including commissions).

In consideration of, among other things, Citigroup's $400 million capital commitment to the Mezzanine Funds, the Company agreed in the Venture Agreement to issue affiliates of Citigroup warrants to purchase shares of Class A Common Stock. The Company issued an initial warrant to purchase 4.25 million shares of Class A Common Stock and has agreed under certain circumstances to issue additional warrants to purchase up to 5.25 million shares of Class A Common Stock. See Note 5 for a description of the terms of the warrants and the circumstances under which the additional warrants may be issued. The value of the warrants at issuance date, $1,360,000, was capitalized and will be amortized over the anticipated lives of the Mezzanine Funds.

                      Capital Trust, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)



10. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes for the six months ended June 30, 2000 and 1999 is comprised as follows (in thousands):

                                           2000                 1999
                                     ------------------   -----------------
Current
   Federal                             $     5,821          $     6,152
   State                                     2,089                2,187
   Local                                     1,886                1,974
Deferred
   Federal                                    (720)                (502)
   State                                      (248)                (172)
   Local                                      (224)                (156)
                                     ------------------   -----------------
Provision for income taxes             $     8,604          $     9,483
                                     ==================   =================

The Company has federal net operating loss carryforwards ("NOLs") as of June 30, 2000 of approximately $10.4 million. Such NOLs expire through 2012. The Company also has a federal capital loss carryover of approximately $1.6 million that can be used to offset future capital gains. Due to the ownership change that occurred upon the purchase of 6,959,593 predecessor common shares from the Company's former parent in January 1997 and another prior ownership change, a substantial portion of the NOLs are limited for federal income tax purposes to approximately $1.4 million annually. Any unused portion of such annual limitation can be carried forward to future periods.

The reconciliation of income tax computed at the U.S. federal statutory tax rate (35%) to the effective income tax rate for the six months ended June 30, 2000 and 1999 are as follows (in thousands):


                                                             2000                            1999
                                                ------------------------------- --------------------------------
                                                        $               %                $               %
                                                --------------- --------------- ---------------- ---------------
   Federal income tax at statutory rate           $    5,726         35.0%        $    6,924          35.0%
   State and local taxes, net of federal tax
      benefit                                          2,277         13.9%             2,490          12.5%
   Utilization of net operating loss
     carryforwards                                      (245)        (1.5)%             (245)         (1.2)%

   Compensation in excess of deductible
     limits                                              724          4.4%               252           1.3%

   Other                                                 122          0.8%                62           0.3%
                                                --------------- --------------- --------------------------------
                                                  $    8,604         52.6%        $    9,483          48.9%
                                                =============== =============== ================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes.

The components of the net deferred tax assets as of June 30, 2000 and December 31, 1999 are as follows (in thousands):


                                                                               June 30,              December 31,
                                                                                 2000                    1999
                                                                         ---------------------   ---------------------
   Net operating loss carryforward                                          $         3,644         $         3,889
   Reserves on other assets and for possible credit losses                            7,180                   6,312
   Other                                                                              1,119                     795
                                                                         ---------------------   ---------------------
   Deferred tax assets                                                               11,943                  10,996
   Valuation allowance                                                               (5,383)                 (5,628)
                                                                         ---------------------   ---------------------
                                                                            $         6,560         $         5,368
                                                                         =====================   =====================

                      Capital Trust, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)



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

11. Earnings Per Share

The following table sets forth the calculation of Basic and Diluted EPS for the six months ended June 30, 2000 and 1999:

                                               Six Months Ended June 30, 2000                Six Months Ended June 30, 1999
                                        ------------------------------------------  ----------------------------------------------
                                                                        Per Share                                      Per Share
                                           Net Income       Shares        Amount      Net Loss         Shares            Amount
                                        -------------- ------------- -------------  -------------- ----------------- -------------
Basic EPS:
   Net earnings per share of Common
      Stock                              $  3,266,000    23,845,948     $    0.14     $  5,249,000     18,335,142     $     0.29
                                                                     ===============                                 =============

Effect of Dilutive Securities
   Future commitments for share unit
      awards for the issuance of Class
      A Common Stock                              --        200,000                           --          300,000
   Convertible Preferred Stock                807,000     6,320,833                      1,568,000     12,267,658
                                        -------------- -------------                  ------------- --------------

Diluted EPS:
   Net earnings per share of Common
      Stock and Assumed Conversions
                                         $  4,073,000    30,366,781   $    0.13       $  6,817,000     30,902,800     $    0.22
                                        ============== ============= ==============  ============= ================= =============


The following table sets forth the calculation of Basic and Diluted EPS for the three months ended June 30, 2000 and 1999:

                                               Three Months Ended June 30, 2000             Three Months Ended June 30, 1999
                                        -------------------------------------------  ---------------------------------------------
                                                                        Per Share                                      Per Share
                                           Net Income       Shares        Amount      Net Loss         Shares            Amount
                                        -------------- ------------- --------------  ------------- ----------------- -------------
Basic EPS:
   Net earnings per share of Common
      Stock                              $    750,000    23,204,420   $    0.03      $    2,241,000    18,352,983    $    0.12
                                                                     ===========                                     ===========

Effect of Dilutive Securities
   Future commitments for share unit
      awards for the issuance of Class
      A Common Stock                              --        200,000                            --         300,000
   Convertible Preferred Stock                    --           --                           784,000    12,267,658
                                        -------------- -------------                 -------------- -------------

Diluted EPS:
   Net earnings per share of Common
      Stock and Assumed Conversions
                                         $    750,000    23,404,420   $    0.03       $    3,025,000   30,920,641    $     0.10
                                        ============= =============  ===========     =============== =============   ===========

                      Capital Trust, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)


12. Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on the Company's outstanding debt and Convertible Trust Preferred Securities during the six months ended June 30, 2000 and 1999 was $27,015,000 and $25,162,000, respectively. Income taxes paid by the Company during the six months ended June 30, 2000 and 1999 was $11,010,000 and $10,421,000,
respectively.

13. Employee Benefit Plans

1997 Long-Term Incentive Stock Plan

During the six months ended June 30, 2000, the Company issued an aggregate of 258,750 and 200,000 options to acquire shares of Class A Common Stock with an exercise price of $4.125 and $6.00 per share, respectively (prices at or higher than the fair market value based on reported trading prices on the dates of the grant).

The Company also issued 230,304 restricted shares of Class A Common Stock which vest one third on each of the following dates: February 1, 2001, February 1, 2002 and February 1, 2003.

The following table summarizes the option activity under the incentive stock plan for the quarter ended June 30, 2000:

                                                                                                 Weighted Average
                                                                                                Exercise Price per
                                               Options                Exercise Price                  Share
                                             Outstanding                 per Share
                                         --------------------- ------------------------------ ----------------------
   Outstanding at January 1, 2000                 1,233,917            $6.00 - $10.00               $   7.89
      Granted in 2000                               458,750            $4.125 - $6.00                   4.95
      Exercised in 2000                             -                         -                         -
      Canceled in 2000                             (146,335)           $4.125 - $10.00                  7.34
                                         ---------------------                                ----------------------
   Outstanding at June 30, 2000                   1,546,332            $4.125 - $10.00              $   7.07
                                         =====================                                ======================

At June 30, 2000, 693,846 of the options are exercisable. At June 30, 2000, the outstanding options have various remaining contractual exercise periods ranging from 7.00 to 9.95 years with a weighted average life of 8.25 years.

14. Subsequent Events

On August 11, 2000, the Company received full satisfaction on a $3,000,000 mezzanine loan which had a residual fee structure that resulted in the Company recognizing an additional $1,000,000 of revenue in the third quarter of 2000.

A Mortgage Loan with a principal balance of $8,000,000, which was contractually current at June 30, 2000, reached maturity on July 15, 2000 and has not been repaid with respect to principal and interest.

During the period from June 30, 2000 to August 14, 2000, Fund I has originated an additional two loans aggregating $35.2 million of which the Company's proportionate share is $8.8 million.

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

           In consideration of, among other things, Citigroup's $400 million aggregate capital commitment to the Mezzanine Funds, the Company agreed in the Venture Agreement to issue affiliates of Citigroup warrants to purchase shares of Class A Common Stock. In connection with the organization of Fund I, the Company issued a warrant to purchase 4.25 million shares of Class A Common Stock at $5.00 per share. The foregoing warrant has a term of five years that expires on March 8, 2005 and is not exercisable until March 8, 2001, whereupon it may be exercised with cash or pursuant to a cash-less exercise feature. In connection with the organization of subsequent Mezzanine Funds that close before December 31, 2001, the Company agreed, subject to stockholder approval, which was received on June 21, 2000, to issue additional warrants to purchase up to 5.25 million shares of Class A Common Stock on the same terms as the initial warrant; the number of shares subject to such warrants to be determined pursuant to a formula based on the aggregate dollar amount of capital commitments made by affiliates of Citigroup and clients of Citibank's private bank.

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

           On May 10, 2000, in order to be able to fulfill the terms of the strategic venture with Citigroup, the Company modified the terms of the $150 million aggregate liquidation amount Convertible Trust Preferred Securities. The Convertible Trust Preferred Securities were issued by the Company's consolidated statutory trust subsidiary, CT Convertible Trust I (the "Trust") in July 1998. The Convertible Trust Preferred Securities represented an undivided beneficial interest in the assets of the Trust that consisted solely of the Company's $154,650,000 aggregate principal amount 8.25% step up convertible junior subordinated debentures ("Convertible Debentures") that were concurrently issued and sold to the Trust.

           In connection with the modification, the then outstanding Convertible Trust Preferred Securities were cancelled and new variable step up convertible trust preferred securities with an aggregate liquidation amount of $150,000,000 (the "New Convertible Trust Preferred Securities") were issued to the holders of the canceled securities in exchange therefore, and the Convertible Debentures were canceled and new 8.25% step up convertible junior subordinated debentures in the aggregate principal amount of $92,524,000 (the "New Convertible Debentures") and new 13% step up non-convertible junior subordinated debentures in the aggregate principal amount of $62,126,000 (the "New Non-Convertible Debentures" and together with the New Convertible Debentures, the "New Debentures") were issued to the Trust, as the holder of the canceled bonds, in exchange therefore. The liquidation amount of the New Convertible Trust Preferred Securities is divided into $89,742,000 of convertible amount (the "Convertible Amount") and $60,258,000 of non-convertible amount (the "Non-Convertible Amount"), the distribution, redemption and, as applicable, conversion terms of which, mirror the interest, redemption and, as applicable, conversion terms of the New Convertible Debentures and the New Non-Convertible Debentures, respectively, held by the Trust.

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

           Through June 30, 2000, the Company has made equity contributions to Fund I of $21,882,000. The Company has also capitalized costs totaling $4,670,000 that will be amortized over the anticipated lives of the Mezzanine Funds.

           As of June 30, 2000, Fund I has mezzanine loans outstanding totaling $77,500,000, all of which are performing in accordance with the terms of the loan agreements.

Overview of Financial Condition

           Since  December  31,  1999,  the  Company  funded  $13.1  million  of commitments and additional borrowings under three existing loans. The Company received full satisfaction of two loans and a certificated mezzanine investment totaling $100.3 million and partial repayments on eleven loans and a certificated mezzanine investment totaling $26.4 million. At June 30, 2000, the Company had outstanding loans, certificated mezzanine investments and investments in commercial mortgage-backed securities totaling approximately $670 million and additional commitments for fundings on outstanding loans and certificated mezzanine investments of approximately $22.5 million.

           At June 30, 2000, the Company had borrowings of $246.7 million outstanding under its credit facilities. The decrease in the amount outstanding under the credit facilities from the amount outstanding at December 31, 1999 resulted from the use of cash received from loan repayments to pay down the credit facilities.

           At December 31, 1999, the Company was party to a credit agreement with a commercial lender that provided for a $300 million line of credit scheduled to expire in June 2000. Effective June 30, 2000, pursuant to an amended and restated credit agreement, the Company extended the expiration of such credit facility from June 2000 to June 2001 with an automatic nine-month amortizing extension option, if not otherwise extended.

           A $10.9 million repurchase obligation outstanding at December 31, 1999 that matured in March 2000 and was extended to May 2000 was satisfied in May 2000 when the Certificated Mezzanine Investment was satisfied by the
borrower.   During  the  second  quarter  of  2000,  the  remaining   repurchase
obligation's maturity was extended to May 2001. This repurchase obligation relates to an asset sold by the Company with a carrying amount of $23.0 million, which approximates the asset's market value, for which, the Company has a liability to repurchase the asset for $17.2 million. The interest rate in effect for the repurchase obligation at June 30, 2000 was 8.14%.

           As of June 30, 2000, certain of the Company's loans and other investments have been hedged with interest rate swaps so that the assets and the corresponding liabilities were matched at floating rates over LIBOR and certain of the Company's liabilities have been hedged so that the liabilities and the corresponding CMBS were matched at fixed rates. At June 30, 2000, the Company was party to interest rate swap agreements for notional amounts totaling approximately $238.2 million with financial institution counterparties whereby the Company swapped fixed-rate instruments, with average interest rates of approximately 6.01%, for floating rate instruments with interest rates at LIBOR. The agreements mature at varying times from September 2001 to December 2014.

           During March 2000, the Company announced a share repurchase program under which the Company may purchase, from time to time, up to two million shares of the Company's Class A Common Stock. In May 2000, the Company announced an increase in the number of shares in its share repurchase program to four million shares. As of June 30, 2000, the Company had purchased and retired 1,685,400 shares of the Company's Class A Common Stock. The Company has and will continue to fund share repurchases with available cash.

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

Comparison of the Six and Three Months Ended June 30, 2000 to the
      Six and Three Months Ended June 30, 1999

           The Company reported net income allocable to shares of Common Stock of $3,266,000 for the six months ended June 30, 2000, a decrease of $1,983,000 from the net income allocable to shares of Common Stock of $5,249,000 for the six months ended June 30, 1999. This decrease was primarily the result of reduced advisory and investment banking fees and higher general and administrative expenses. The Company reported net income allocable to shares of Common Stock of $750,000 for the three months ended June 30, 2000, a decrease of $1,491,000, from the net income allocable to shares of Common Stock of $2,241,000 for the three months ended June 30, 1999. This decrease was primarily the result of higher general and administrative expenses.

           Interest and related income from loans and other investments amounted to $43,510,000 for the six months ended June 30, 2000, an increase of $769,000 over the $42,741,000 amount for the six months ended June 30, 1999. While average interest earning assets decreased from approximately $736.0 million for the six months ended June 30, 1999 to approximately $720.0 million for the six months ended June 30, 2000, the interest rate earned on such assets increased from 11.7% in 1999 to 12.1% in 2000. During the six months ended June 30, 2000, the Company recognized an additional $456,000 on the early repayment of a loan, while during the six months ended June 30, 1999, the Company recognized an additional $4.0 million on the early repayment of five loans. Without this additional interest income, the earning rate for 2000 would have been 12.0% versus 10.6% for 1999. This increase is due primarily to an increase in the average LIBOR rate from 4.96% for the first six months of 1999 to 6.19% for the first six months of 2000.

           Interest and related income from loans and other investments amounted to $20,817,000 for the three months ended June 30, 2000, an increase of $228,000 over the $20,589,000 amount for the three months ended June 30, 1999. While average interest earning assets decreased from approximately $765.7 million for the three months ended June 30, 1999 to approximately $684.0 million for the three months ended June 30, 2000, the interest rate earned on such assets increased from 10.8% in 1999 to 12.2% in 2000. During the three months ended June 30, 1999, the Company recognized an additional $371,000 on the early repayment of a loan. Without this additional interest income, the earning rate for 1999 would have been 10.6%. The increase in interest rate, from 10.6% to 12.2%, is due primarily to an increase in the average LIBOR rate from 4.96% for the second quarter of 1999 to 6.47% for the second quarter of 2000.

           During the second quarter of 2000, Fund I commenced operations and as of June 30, 2000, the Company had earned $221,000 on its equity investment in the fund.

           Interest and related expenses amounted to $19,492,000 for the six months ended June 30, 2000, an increase of $1,750,000 over the $17,742,000 amount for the six months ended June 30, 1999. The increase in expense was due to an increase in the average rate paid on interest bearing liabilities from 7.9% for the six months ended June 30, 1999 to 9.2% for the six months ended June 30, 2000, offset by a decrease in the amount of average interest bearing liabilities outstanding from approximately $450.8 million to approximately $425.6 million for the same periods. The increase in the average rate is consistent with the increase in the average LIBOR rate for the same periods.

           Interest and related expenses amounted to $9,278,000 for the three months ended June 30, 2000, an increase of $154,000 over the $9,124,000 amount for the three months ended June 30, 1999. The increase in expense was due to an increase in the average rate paid on interest bearing liabilities from 8.0% for the three months ended June 30, 1999 to 9.4% for the three months ended June 30, 2000, offset by a decrease in the amount of average interest bearing liabilities outstanding from approximately $457.0 million to approximately $395.6 million for the same periods. The increase in the average rate is consistent with the increase in the average LIBOR rate for the same periods.

           In addition, the Company also utilized proceeds from the $150.0 million of Convertible Trust Preferred Securities, which were issued on July 28, 1998 to finance its interest earning assets. As previously discussed, the terms of the Convertible Trust Preferred Securities were modified effective May 10, 2000. As a result, the blended rate on the securities increased from 8.25% to 10.16% on that date.

           During the six months ended June 30, 2000 and 1999, the Company recognized $3,682,000 and $3,483,000, respectively, of net expenses related to the Convertible Trust Preferred Securities. This amount consisted of distributions to the holders totaling $6,627,000 and $6,187,000, respectively, and amortization of discount and origination costs totaling $400,000 and $400,000, respectively, during the six ended June 30, 2000 and 1999. This was partially offset by a tax benefit of $3,345,000 and $3,104,000 during the six ended June 30, 2000 and 1999, respectively.

           During the three months ended June 30, 2000 and 1999, the Company recognized $1,941,000 and $1,742,000, respectively, of net expenses related to the Convertible Trust Preferred Securities. This amount consisted of distributions to the holders totaling $3,534,000 and $3,094,000, respectively, and amortization of discount and origination costs totaling $200,000 and $200,000, respectively, during the three ended June 30, 2000 and 1999. This was partially offset by a tax benefit of $1,793,000 and $1,552,000 during the three ended June 30, 2000 and 1999, respectively.

           During the six months ended June 30, 2000, other revenues decreased $1,843,000 to $4,211,000 from $6,054,000 in the same period of 1999. This decrease was primarily due to the reduction in advisory and investment banking fees generated by Victor Capital and its related subsidiaries of $1,440,000 and a reduction in other interest income as the Company maintained a lower level of liquidity during the first quarter of 2000. During the three months ended June 30, 2000, other revenues increased $343,000 to $2,684,000 from $2,341,000 in the same period of 1999 primarily due to an increase in advisory and investment banking fees generated by Victor Capital and its related subsidiaries of $328,000. The reduction in resources devoted to the Company's investment banking and advisory operations following the transition to its new investment management business is expected in the future to reduce such fee earning opportunities.

           Other expenses increased from $4,758,000 for the three months ended June 30, 1999 to $7,195,000 for three months ended June 30, 2000. As the Company transitioned to its new investment management business, it incurred one-time expenses of $2.1 million that were included in general and administrative expenses. This expense, along with a $275,000 write-off of the excess of purchase price for Victor Capital over net tangible assets acquired, net, accounted for the majority of the increase in other expenses for the three months ended June 30, 2000 as compared to the same period in 1999.

           Other expenses increased from $11,270,000 for the six months ended June 30, 1999 to $12,091,000 for six months ended June 30, 2000. When the special one-time expenses discussed in the previous paragraph are removed from other expenses, recurring other expenses for the six months ended June 30, 2000 decreased $1,558,000 from the same period in the prior year. During March 1999, to reduce general and administrative expenses to a level in line with budgeted business activity, the Company reduced its workforce by approximately 30% and recorded a restructuring charge of $650,000. This, along with a decrease in average staffing levels, primarily accounted for the decrease in recurring general and administrative expenses. During the period ended June 30, 2000, the Company had an average of 25 full time employees as compared to an average of 38 during the period ended June 30, 1999. The Company had 21 full time employees at June 30, 2000.

           The decrease in the provision for possible credit losses from $2,033,000 for the six months ended June 30, 1998 to $1,842,000 for the six months ended June 30, 1999 and from $954,000 for the three months ended June 30, 1998 to $876,000 for the three months ended June 30, 1999 was due to the decrease in average earning assets as previously described.

           For the six months ended June 30, 2000 and 1999, the Company accrued income tax expense of $8,604,000 and $9,483,000, respectively, for federal, state and local income taxes. For the three months ended June 30, 2000 and 1999, the Company accrued income tax expense of $4,154,000 and $4,281,000, respectively, for federal, state and local income taxes. The increase (from 47.9% to 52.6% for the six month period and from 47.3% to 57.3% for the three month period) in the effective tax rate was primarily due to higher levels of compensation in excess of deductible limits.

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


Liquidity and Capital Resources

           At June 30, 2000, the Company had $11,554,000 in cash. The primary sources of liquidity for the Company for the remainder of 2000, will be cash on hand, cash generated from operations, principal and interest payments received on investments (including loan repayments), loans and securities, and additional borrowings under its credit facilities. The Company believes these sources of capital will adequately meet future cash requirements. The Company expects that during the remainder of 2000, it will use a significant amount of its available capital resources to satisfy its capital contributions required in connection with the previously discussed strategic venture with Citigroup. In connection with the existing portfolio investment and loan business, the Company intends to employ leverage up to a maximum 5:1 debt-to-equity ratio to enhance its return on equity.

           The Company experienced a net decrease in cash of $27,228,000 for the six months ended June 30, 2000, compared to the net decrease of $31,813,000 for the six months ended June 30, 1999. The use of cash in the first six months of 2000 was primarily to reduce liabilities while the use of cash in the same period of 1999 was primarily to the purchase of the BB CMBS Portfolio (net of the proceeds from the term redeemable securities contract). Cash used in operating activities during the six months ended June 30, 2000 was $1,171,000, a reduction of $4,892,000 from cash provided by operating activities of $3,721,000 during the same period of 1999. For the six months ended June 30, 2000, cash provided by investing activities was $89,940,000, an increase of $170,638,000 from $80,698,000 used during the same period in 1999, primarily as a result of significant repayments received on loans since December 31, 1999 and a reduced level of loan origination from that of the prior year. The Company utilized the cash received on loan repayments to reduce outstanding borrowings under its credit facilities, which accounted for the majority of the $115,997,000 use of cash in financing activities in the first quarter of 2000, a $161,161,000 decrease from the $45,164,000 cash provided by financing activities in the same period of 1999, which included a significant increase in borrowing from the issuance of the term redeemable securities contract.

           At June 30, 2000, the Company has two outstanding notes payable totaling $3,063,000, outstanding borrowings under its credit facilities of $246,738,000, outstanding borrowings on the term redeemable securities contract of $131,391,000 and an outstanding repurchase obligation of $17,176,000. At June 30, 2000, the Company had $401,691,000 of borrowing capacity available under the credit facilities.


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

           The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates at June 30, 2000. For financial assets and debt obligations, the table presents cash flows to the expected maturity and weighted average interest rates based upon the current carrying values. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted-average variable rates are based on rates in effect as of the reporting date.

                                                                       Expected Maturity Dates
                                 --------------------------------------------------------------------------------------------------
                                     2000        2001        2002        2003        2004     Thereafter     Total      Fair Value
                                     ----        ----        ----        ----        ----     ----------     -----      ----------
Assets:                                                                 (dollars in thousands)
CMBS
   Fixed Rate                          -           -        $196,874       -           -         -         $196,874     $181,833
      Average interest rate            -           -         11.27%        -           -         -          11.27%
   Variable Rate                       -           -           -        $ 36,509       -         -         $ 36,509     $ 34,050
      Average interest rate            -           -           -         13.65%        -         -          13.65%

Certificated Mezzanine
  Investments
   Variable Rate                       -        $ 22,986       -            -          -         -         $ 22,986     $ 22,986
      Average interest rate            -         11.14%        -            -          -         -          11.14%

Loans receivable
   Fixed Rate                          -        $ 28,000   $  3,000        -           -     $ 97,639      $128,639     $122,598
      Average interest rate            -         12.59%     12.50%         -           -      11.41%        11.70%
   Variable Rate                   $ 87,992     $128,488   $ 54,500        -           -     $ 26,500      $297,410     $290,223
      Average interest rate         14.00%       11.91%     13.45%         -           -      12.41%        12.86%

Liabilities:
Credit facilities
   Variable Rate                       -           -       $102,696     $144,041       -         -         $246,738     $246,738
      Average interest rate            -           -         9.94%        9.15%        -         -           9.48%

Term redeemable securities
  contract
   Variable Rate                       -           -       $137,812        -           -         -         $137,812     $131,391
      Average interest rate            -           -         9.60%         -           -         -           9.60%

Repurchase obligations
   Variable Rate                       -        $ 17,176       -           -           -         -         $ 17,176     $ 17,176
      Average interest rate            -          8.14%        -           -           -         -           8.14%

Convertible Trust Preferred
  Securities
   Fixed Rate                          -           -           -           -           -     $150,000      $150,000     $146,743
      Average interest rate            -           -           -           -           -      10.93%        10.93%

Interest rate swaps                    -        $ 28,000   $137,812     $ 19,109       -     $ 53,250      $238,171     $ 17,134
     Average fixed pay rate            -          5.79%      6.05%        6.04%        -       6.01%        6.01%
     Average variable receive
      rate                             -          6.64%      6.65%        6.64%        -       6.64%        6.65%

                           PART II. OTHER INFORMATION



ITEM 1:         Legal Proceedings

                               None


ITEM 2:         Changes in Securities

           (c)  Recent Sales of Unregistered Securities

           On May 10, 2000, then outstanding Convertible Trust Preferred Securities issued by the Company's consolidated statutory trust, CT Convertible Trust I (the "Trust"), were cancelled and new variable step up convertible trust preferred securities with an aggregate liquidation amount of $150,000,000 were issued to the holders of the canceled securities in exchange therefore, and the Convertible Debentures were canceled and new 8.25% step up convertible junior subordinated debentures in the aggregate principal amount of $92,524,000 and new 13% step up non-convertible junior subordinated debentures in the aggregate principal amount of $62,126,000 were issued to the Trust, as the holder of the canceled bonds, in exchange therefore. The disclosure in Note 8 - Convertible Trust Preferred Securities contained in Item 1 -- Financial Statements of PART I is incorporated herein by reference in its entirety. The securities were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.


ITEM 3:         Defaults Upon Senior Securities

                               None


ITEM 4:         Submission of Matters to a Vote of Security Holders

       (a).          The Company held a special  meeting of stockholders on June
                     21, 2000.

      (b) and (c).   Stockholders acted on the following proposal:

                     1. To approve and ratify the warrant transaction pursuant to which additional warrants may be issued for ultimate ownership by one or more affiliates of Citigroup Investments Inc.

           The following table sets forth the number of votes in favor, the number of votes opposed the number of abstentions and broker non-votes with respect to the foregoing proposal.

     Votes in Favor      Votes Opposed     Abstentions     Broker Non-Votes

      17,835,646              237,650         17,431              --



ITEM 5:         Other Information

                               None

ITEM 6:         Exhibits and Reports on Form 8-K

(a)        Exhibits
      Exhibit
      Number                                      Description
      ------                                      -----------

       10.1 Termination Agreement made as of March 8, 2000 between and among Capital Trust, Inc., Vornado Realty L.P., EOP Operating Limited Partnership and General Motors Investment Management Corporation as agent for and for the benefit of the Pension Plans (as defined therein) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on May 18, 2000 and incorporated herein by reference).

       10.2 Modification Agreement, dated as of May 10, 2000, by and among Capital Trust, Inc., John R. Klopp and Sheli Z. Rosenberg, as Regular Trustees for CT Convertible Trust I, Vornado Realty L.P., Vornado Realty Trust, EOP Operating
                   Limited Partnership, Equity Office Properties Trust, and State Street Bank and Trust Company, as trustee for General Motors Employees Global Group Pension Trust (filed as Exhibit
                   10.2 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on May 18, 2000 and incorporated herein by reference).

       10.3 Amended and Restated Indenture, dated as of May 10, 2000, between Capital Trust, Inc. and Wilmington Trust Company (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on May 18, 2000 and incorporated herein by reference).

       10.4 Amended and Restated Declaration of Trust, dated and effective as of May 10, 2000, by the Trustees (as defined therein), the Sponsor (as defined therein) and by the holders, from time to time, of undivided beneficial interests in the Trust (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on May 18, 2000 and incorporated herein by reference).

       10.5 Amended and Restated Preferred Securities Guarantee Agreement, dated as of May 10, 2000, by Capital Trust, Inc. and Wilmington Trust Company, as trustee, for the benefit of the Holders (as defined therein) from time to time of the Preferred Securities (as defined therein) of CT Convertible Trust I (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on May 18, 2000 and incorporated herein by reference).

       10.6 Guarantee Agreement, dated as of May 10, 2000, executed and delivered by Capital Trust, Inc., for the benefit of the Holders (as defined therein) from time to time of the Common Securities (as defined therein) of CT Convertible Trust I (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on May 18, 2000 and incorporated herein by reference).

       27.1        Financial Data Schedule



(b)          Reports on Form 8-K

           During the fiscal quarter ended June 30, 2000, the Company filed the Following Current Reports on Form 8-K:

           (1) Current Report on Form 8-K, dated May 10, 2000, as filed with the Commission on May 18, 2000, reporting under Item 5 "Other Events" modification of the terms of the $150 million aggregate liquidation amount 8.25% step-up convertible trust preferred securities.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CAPITAL TRUST



August 14, 2000                                /s/ John R. Klopp
---------------                                -----------------
Date                                           John R. Klopp
                                               Chief Executive Officer

                                               /s/ Edward L Shugrue III
                                               ------------------------
                                               Edward L. Shugrue III
                                               Managing Director and
                                               Chief Financial Officer