Form 10-Q
period 2000-09-30
CAPITAL TRUST INC
filed 2000-11-09
CIK 1061630

To be filed with the Securities and Exchange Commission on November 9, 2000

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number 1-14788
                       -------

                             Capital Trust, Inc.
                             -------------------
            (Exact name of registrant as specified in its charter)

           Maryland                                    94-6181186
           --------                                    ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

410 Park Avenue, 14th Floor, New York, NY                 10022
------------------------------------------                -----
     (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (212) 655-0220
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

Yes[ X ]    No[   ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

       The number of outstanding shares of the Registrant's Class A Common stock, par value $0.01 per share ("Class A Common Stock"), as of November 8, 2000 was 19,588,152

                               CAPITAL TRUST, INC.
                                      INDEX

Part I.  Financial Information

         Item 1:  Financial Statements                                 1

               Consolidated Balance Sheets - September 30, 2000
                  (unaudited) and December 31, 1999 (audited)          1

               Consolidated Statements of Income - Three and
                  Nine months ended September 30, 2000 and 1999
                  (unaudited)                                          2

               Consolidated Statements of Changes in
                  Stockholders' Equity - Nine months ended
                  September 30, 2000 and 1999 (unaudited)              3

               Consolidated Statements of Cash Flows - Nine
                  months ended September 30, 2000 and 1999
                  (unaudited)                                          4

               Notes to Consolidated Financial Statements
                  (unaudited)                                          5

         Item 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       14

         Item 3:  Quantitative and Qualitative Disclosures about
                  Market Risk                                         20


Part II. Other Information

         Item 1:  Legal Proceedings                                   21

         Item 2:  Changes in Securities                               21

         Item 3:  Defaults Upon Senior Securities                     21

         Item 4:  Submission of Matters to a Vote of Security Holders 21

         Item 5:  Other Information                                   21

         Item 6:  Exhibits and Reports on Form 8-K                    21

         Signatures                                                   22

                      Capital Trust, Inc. and Subsidiaries
                         Consolidated Balance Sheets
                   September 30, 2000 and December 31, 1999
                                (in thousands)

                                                                                          September 30,   December 31,
                                                                                             2000             1999
                                                                                         --------------   ------------
                           Assets                                                         (Unaudited)       (Audited)

  Cash and cash equivalents                                                               $   8,995       $   38,782
  Commercial mortgage-backed securities
   available-for-sale, at fair value                                                        219,244          214,058
  Certificated mezzanine investments available-for-sale, at fair value                       22,683           45,432
  Loans receivable, net of $10,145 and $7,605 reserve for possible credit losses at
     September 30, 2000 and December 31, 1999, respectively                                 385,882          509,811
  Equity investment in CT Mezzanine Partners I LLC "Fund I")                                 21,012              -
  Excess of purchase price over net tangible assets
   acquired, net                                                                               -                 286
  Deposits and other receivables                                                                646              533
  Accrued interest receivable                                                                 7,308            9,528
  Deferred income taxes                                                                       7,127            5,368
  Prepaid and other assets                                                                    3,762            4,010
                                                                                          ----------     ------------
Total assets                                                                              $ 676,659       $  827,808
                                                                                          ==========     ============

          Liabilities and Stockholders' Equity

Liabilities:
  Accounts payable and accrued expenses                                                   $  11,756       $   14,432
  Notes payable                                                                               2,605            3,474
  Credit facilities                                                                         200,534          343,263
  Term redeemable securities contract                                                       132,304          129,642
  Repurchase obligations                                                                     16,873           28,703
  Deferred origination fees and other revenue                                                 2,559            3,411
                                                                                          ----------      -----------
Total liabilities                                                                           366,631          522,925
                                                                                          ----------      -----------

Company-obligated, mandatory redeemable, convertible preferred securities of CT
  Convertible Trust I, holding $89,742,000 of convertible 8.25% junior subordinated debentures and $60,258,000 of non-convertible 13.00% junior subordinated debentures of Capital Trust, Inc. at September 30, 2000 and holding solely 8.25%
  junior subordinated debentures of Capital Trust, Inc. at December 31, 1999
  ("Convertible Trust Preferred Securities")                                                146,942          146,343
                                                                                          ----------      -----------

Stockholders' equity:
  Class A 9.5% cumulative convertible preferred stock, $0.01 par value, $0.26 cumulative annual dividend, 100,000 shares authorized, 2,278 shares issued and outstanding at September 30, 2000 and December 31, 1999 (liquidation preference of $6,127)("Class A
   Preferred Stock")                                                                             23               23
  Class B 9.5% cumulative convertible non-voting preferred stock, $0.01 par value, $0.26 cumulative annual dividend, 100,000 shares authorized, shares issued and outstanding at September 30, 2000 and December 31, 1999 (liquidation preference of
   $10,876) ("Class B Preferred Stock" and together with Class A Preferred Stock,
   "Preferred Stock")                                                                            40               40
  Class A common stock, $0.01 par value, 100,000 shares authorized, 19,531 and
   21,862 shares issued and outstanding at September 30, 2000 and
   December 31, 1999, respectively                                                              195              219
  Class B common stock, $0.01 par value, 100,000 shares authorized, 2,755 and 2,294 shares issued and outstanding at September 30, 2000 and December 31, 1999, respectively
   ("Class B Common Stock")                                                                      28               23
  Restricted Class A Common Stock, $0.01 par value, 264 and 127 shares issued and outstanding at September 30, 2000 and December 31, 1999, respectively ("Restricted
   Class A Common Stock" and together with Class A Common Stock and Class B
   Common Stock, "Common Stock")                                                                  3                1
  Additional paid-in capital                                                                184,003          189,456
  Unearned compensation                                                                        (630)            (407)
  Accumulated other comprehensive loss                                                       (5,607)         (10,164)
  Accumulated deficit                                                                       (14,969)         (20,651)
                                                                                         -----------       -----------
Total stockholders' equity                                                                  163,086          158,540
                                                                                         -----------       -----------

Total liabilities and stockholders' equity                                               $  676,659        $ 827,808
                                                                                         ===========      ============


See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Income
           Three and Nine months ended September 30, 2000 and 1999
                     (in thousands, except per share data)
                                   (unaudited)


                                                         Three Months Ended           Nine months ended
                                                            September 30,               September 30,
                                                      -------------------------- ---------------------------
                                                         2000          1999           2000          1999
                                                      -----------   ------------  ------------  ------------
Income from loans and other investments:
  Interest and related income                         $    21,540   $    22,230   $    65,050   $     64,971
  Income from equity investments in Fund I                    678           -             899            -
  Less: Interest and related expenses                       9,008        10,701        28,500         28,443
                                                      ------------  ------------  ------------  ------------
    Income from loans and other investments, net           13,210        11,529        37,449         36,528
                                                      ------------  ------------  ------------  ------------

Other revenues:
  Advisory and investment banking fees                         75         1,970         3,809          7,144
  Management fees from Fund I                                 159           -             214            -
  Other interest income                                       165           138           587            983
  Gain (loss) on sale of investments and fixed assets         (64)          -             (64)            35
                                                      ------------  ------------  ------------  ------------
    Total other revenues                                      335         2,108         4,546          8,162
                                                      ------------  ------------  ------------  ------------

 Other expenses:
  General and administrative                                3,600         3,341        13,155         12,202
  Other interest expense                                       42            89           177            290
  Depreciation and amortization                               165            89           724            264
  Provision for possible credit losses                        839         1,040         2,681          3,073
                                                      ------------  ------------  ------------  ------------
    Total other expenses                                    4,646         4,559        16,737         15,829
                                                      ------------  ------------  ------------  ------------

Income before income taxes and
  distributions and amortization on
  Convertible Trust Preferred
  Securities                                                8,899         9,078        25,258         28,861
   Provision for income taxes                               4,362         4,287        12,966         13,770
                                                      ------------  ------------  ------------  ------------

Income before distributions and amortization on
  Convertible Trust Preferred Securities                    4,537         4,791        12,292         15,091
   Distributions and amortization on Convertible Trust
    Preferred Securities, net of income tax benefit of
    $1,889 and $1,552 for the three months ended
    September 30, 2000 and 1999, respectively, and
    $5,234 and $4,656 for the nine months ended
    September 30, 2000 and 1999, respectively               2,120         1,741         5,802          5,224
                                                      ------------  ------------  ------------  ------------
Net income                                                  2,417         3,050         6,490          9,867
   Less:  Preferred Stock dividend and dividend
     requirement                                              404           403         1,211          1,971
                                                      ------------  ------------  ------------  -------------
Net income allocable to shares of Common Stock        $     2,013   $     2,647   $     5,279   $      7,896
                                                      ============  ============  ============  =============

Per share information:
 Net income per share of Common Stock:

   Basic                                              $      0.09   $      0.11   $      0.22   $       0.39
                                                      ============  ============  ============  =============
   Diluted                                            $      0.08   $      0.10   $      0.22   $       0.32
                                                      ============  ============  ============  =============

  Weighted average shares of Common Stock
  outstanding:

   Basic                                               22,801,536    24,287,254    23,495,269     20,340,982
                                                      ===========   ============  ============   ============
   Diluted                                             42,152,217    30,908,087    30,016,121     30,904,582
                                                      ===========   ============  ============   ============


See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
          Consolidated Statements of Changes in Stockholders' Equity
            For the Nine months ended September 30, 2000 and 1999
                          (in thousands) (unaudited)

                                                                                                       Restricted
                                                            Class A    Class B     Class A   Class B    Class A
                                             Comprehensive  Preferred  Preferred   Common    Common     Common
                                             Income/(Loss)    Stock      Stock      Stock     Stock      Stock
                                             -------------  -------------------------------------------------------

Balance at January 1, 1999                   $    -         $    123   $    -     $    182   $    -    $      1
Net income                                      9,867            -          -          -          -         -
Unrealized gain on available-for-sale
  securities, net of related income taxes        (652)           -          -          -          -         -
Conversion of Class A Common and
  Preferred Stock to Class B Common
  and Preferred Stock                             -              (40)         40       (23)        23       -
Conversion of Class A Preferred Stock to
  Class A Common Stock                            -              (60)       -           60        -         -
Issuance of Class A Common Stock unit
  awards                                          -              -          -          -          -         -
Cancellation of previously issued restricted
  Class A Common Stock                            -              -          -          -          -          (1)
Issuance of restricted
  Class A Common Stock                            -              -          -          -          -           1
Restricted Class A Common Stock earned            -              -          -          -          -         -
Dividends paid on Preferred Stock                 -              -          -          -          -         -
                                             -----------    -------------------------------------------------------
Balance at September 30, 1999                $   9,215      $     23   $      40  $    219   $     23   $     1
                                             ===========    =======================================================

Balance at January 1, 2000                   $     -        $     23   $      40  $    219   $     23   $     1
Net income                                       6,490           -          -          -          -         -
Unrealized gain on available-for-sale
  securities, net of related income taxes        4,557           -          -          -          -         -
Conversion of Class A Common Stock
  to Class B Common Stock                         -              -          -           (5)         5       -
Issuance of warrants to purchase shares of
  Class A Common Stock                            -              -          -          -          -         -
Issuance of Class A Common Stock unit
  awards                                          -              -          -            1        -         -
Issuance of restricted
  Class A Common Stock                            -              -          -          -          -           2
Cancellation of previously issued restricted
  Class A Common Stock                            -              -          -          -          -         -
Restricted Class A Common Stock earned            -              -          -          -          -         -
Dividends paid on Preferred Stock                 -              -          -          -          -         -
Repurchase and retirement of shares of Class
  A Common Stock previously outstanding           -              -          -          (20)       -         -
                                             -----------    -------------------------------------------------------
Balance at September 30, 2000                $  11,047      $     23   $      40  $    195   $     28   $     3
                                             ===========    =======================================================







                                                                          Accumulated
                                                Additional                   Other
                                                 Paid-In     Unearned     Comprehensive  Accumulated
                                                 Capital    Compensation  Income/(Loss)    Deficit       Total
                                             -------------------------------------------------------------------

Balance at January 1, 1999                     $  188,816   $   (418)     $ (4,665)      $ (35,352)    $ 148,687
Net income                                            -          -             -             9,867         9,867
Unrealized gain on available-for-sale
  securities, net of related income taxes             -          -            (652)            -            (652)
Conversion of Class A Common and
  Preferred Stock to Class B Common
  and Preferred Stock                                 -          -             -               -             -
Conversion of Class A Preferred Stock to
  Class A Common Stock                                -          -             -               -             -
Issuance of Class A Common Stock unit
  awards                                              312        -             -               -             312
Cancellation of previously issued restricted
  Class A Common Stock                               (271)       180           -               -             (92)
Issuance of restricted
  Class A Common Stock                                599       (600)          -               -             -
Restricted Class A Common Stock earned                -          323           -               -             323
Dividends paid on Preferred Stock                     -          -             -            (1,568)       (1,568)
                                              ------------------------------------------------------------------
Balance at September 30, 1999                  $  189,456   $   (515)    $  (5,317)      $ (27,053)    $ 156,877
                                              ==================================================================

Balance at January 1, 2000                     $  189,456   $   (407)    $ (10,164)      $ (20,651)    $ 158,540
Net income                                            -          -             -             6,490         6,490
Unrealized gain on available-for-sale
  securities, net of related income taxes             -          -           4,557             -           4,557
Conversion of Class A Common Stock
  to Class B Common Stock                             -          -             -               -             -
Issuance of warrants to purchase shares of
  Class A Common Stock                              1,360        -             -               -           1,360
Issuance of Class A Common Stock unit
  awards                                              624        -             -               -             625
Issuance of restricted
  Class A Common Stock                                948       (950)          -               -             -
Cancellation of previously issued restricted
  Class A Common Stock                               (280)       182           -               -             (98)
Restricted Class A Common Stock earned                -          545           -               -             545
Dividends paid on Preferred Stock                     -          -             -              (808)         (808)
Repurchase and retirement of shares of Class
  A Common Stock previously outstanding            (8,105)       -             -               -          (8,125)
                                              ------------------------------------------------------------------
Balance at September 30, 2000                  $  184,003   $   (630)   $   (5,607)     $  (14,969)    $ 163,086
                                              ==================================================================


See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows
                Nine months ended September 30, 2000 and 1999
                                (in thousands)
                                   (unaudited)

                                                                                   2000           1999
                                                                               ------------   ------------
Cash flows from operating activities:
 Net income                                                                     $   6,490      $   9,867
 Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
   Deferred income taxes                                                           (1,759)        (1,417)
   Provision for credit losses                                                      2,681          3,073
   Depreciation and amortization                                                      724            264
   Income from equity investments in Fund I                                          (898)           -
   Restricted Class A Common Stock earned                                             545            323
   Amortization of premiums and accretion of discounts on loans
    and investments, net                                                           (1,919)          (624)
   Accretion of discounts on term redeemable securities contract                    2,662          1,901
   Accretion of discounts and fees on Convertible Trust Preferred Securities, net     599            599
   Expenses reversed on cancellation of restricted stock
    previously issued                                                                 (97)           (92)
   Gain on sale of investments                                                        -              (35)
   Loss on sale of fixed assets                                                        64            -
 Changes in assets and liabilities, net:
   Deposits and other receivables                                                    (113)          (321)
   Accrued interest receivable                                                      2,220            504
   Prepaid and other assets                                                           214           (182)
   Deferred origination fees and other revenue                                       (852)          (395)
   Accounts payable and accrued expenses                                           (2,051)        (4,779)
                                                                                ----------      ---------
 Net cash provided by operating activities                                          8,510          8,686
                                                                                ----------      ---------

Cash flows from investing activities:
   Purchases of commercial mortgage-backed securities                                 -         (185,947)
   Cash received on commercial mortgage-backed securities recorded as discount      1,446            -
   Principal collections on certificated mezzanine investments                     22,749            737
   Origination and purchase of loans receivable                                    13,524       (102,593)
   Principal collections and proceeds from sale of loans receivable               134,616        208,937
   Equity investment in Fund I                                                    (31,637)           -
   Return of capital from Fund I                                                   12,622            -
   Purchases of fixed assets                                                         (219)           (58)
   Proceeds from sale of fixed assets                                                  12            -
   Principal collections and proceeds from sales of available-
     for-sale securities                                                              -            3,344
                                                                                ----------    ----------
 Net cash provided by (used in) investing activities                              126,065        (75,580)
                                                                                ----------    ----------

Cash flows from financing activities:
   Proceeds from repurchase obligations                                               -            3,929
   Repayment of repurchase obligations                                            (11,830)       (48,873)
   Proceeds from credit facilities                                                 40,000        200,026
   Repayment of credit facilities                                                (182,729)      (242,489)
   Repayment of notes payable                                                        (869)          (802)
   Dividends paid on Preferred Stock                                                 (808)        (1,568)
   Net proceeds from issuance of term redeemable
    securities contract                                                               -          126,885
   Repurchase and retirement of shares of Class A Common
    Stock previously outstanding                                                   (8,126)           -
                                                                                ----------    -----------
 Net cash provided by (used in) financing activities                             (164,362)        37,108
                                                                                ----------    -----------
Net decrease in cash and cash equivalents                                         (29,787)       (29,786)
Cash and cash equivalents at beginning of year                                     38,782         46,623
                                                                                ----------    ------------
Cash and cash equivalents at end of period                                      $   8,995      $  16,837
                                                                                ==========   ============



See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                   (unaudited)


1.    Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the Annual Report on Form 10-K of Capital Trust, Inc. and Subsidiaries (collectively, the "Company") for the fiscal year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of results that may be expected for the entire year ending December 31, 2000.

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

On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25. The Interpretation clarifies guidance of certain issues that arose in the application of APB Opinion 25, "Accounting for Stock Issued to Employees". The Interpretation is primarily applied prospectively to all new awards, modifications to outstanding awards, and changes in employee status after July 1, 2000. Management has adopted the Interpretation on July 1, 2000. The adoption of Interpretation did not have a material effect on the consolidated financial position or results of operations of the Company as of and for the three months ended September 30, 2000.

                      Capital Trust, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

4.    Loans receivable

At September 30, 2000 and December 31, 1999, the Company's loans receivable consisted of the following (in thousands):

                                            September 30,   December 31,
                                                2000           1999
                                            --------------------------
  (1)  Mortgage Loans                        $  156,899     $  270,332
  (2)  Mezzanine Loans                          187,849        192,613
  (3)  Other mortgage loans receivable           51,279         54,471
                                            --------------------------
                                                396,027        517,416
  Less:  reserve for possible credit losses     (10,145)        (7,605)
                                            --------------------------
  Total loans                                $  385,882     $  509,811
                                            ==========================

One Mortgage Loan receivable with a principal balance of $8,000,000 reached maturity on July 15, 2000 and has not been repaid with respect to principal and interest. In accordance with the Company's policy for revenue recognition, income recognition has been suspended on this loan and through September 30, 2000, $450,000 of potential interest income has not been recorded.

At June 30, 2000, one other mortgage loan receivable with a net investment of $141,000 was past-due more than 90 days and during the quarter ended September 30, 2000, was written-off. The net investment prior to the write-off included the loan balance of $912,000 offset by $779,000 of non-recourse financing of the asset. After the write-off, both the loan receivable and the non-recourse financing are carried at $779,000. The loan was originated during the Company's prior operations as a REIT to facilitate the disposal of a previously foreclosed-upon asset. In accordance with the Company's policy for revenue recognition, income recognition was suspended on this loan and through September 30, 2000, $53,000 of potential interest income has not been recorded.

At September 30, 2000, the weighted average interest rate in effect, after giving effect to interest rate swaps and including amortization of fees and premiums, for the Company's performing loans receivable is as follows:

  (1)  Mortgage Loans                             12.35%
  (2)  Mezzanine Loans                            12.66%
  (3)  Other mortgage loans receivable            13.45%
            Total loans                           12.65%

At September 30, 2000, $262,659,000 (approximately 68%) of the aforementioned performing loans bear interest at floating rates ranging from LIBOR plus 320 basis points to LIBOR plus 900 basis points. The remaining $124,589,000 (approximately 32%) of performing loans were financed at fixed rates ranging from 10.81% to 12.50%.

During the nine months ended September 30, 2000, the Company provided $13.5 million of additional fundings on three existing loans. The Company had unfunded commitments on four loans and certificated mezzanine investments totaling $22.1 million at September 30, 2000.

At September 30, 2000, the Company had no outstanding commitments to originate or purchase any new loans or investments.

                      Capital Trust, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                   (unaudited)


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

                      Capital Trust, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                   (unaudited)


Through September 30, 2000, the Company has made equity contributions to Fund I of $28,245,000 of which Fund I has returned $12,622,000 for net equity contributions of $15,623,000. The Company has also capitalized costs totaling $4,752,000 that will be amortized over the anticipated lives of the Mezzanine Funds.

As of September 30, 2000, Fund I has loans outstanding totaling $79,454,000, all of which are performing in accordance with the terms of the loan agreements.


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

In April 2000, the Company increased its level of resources devoted to its new investment management business and reduced resources devoted to its investment banking and advisory operations. As a result, the Company determined that there has been a decline in the value of the acquired enterprise and the Company wrote off the remaining value of the excess of purchase price over net tangible assets acquired. This additional $275,000 write-off was recorded as additional amortization expense in the quarter ended June 30, 2000.

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

The other repurchase obligation, with another securities dealer, also arose in connection with the purchase of a Certificated Mezzanine Investment. At
September 30, 1999, the Company had sold such asset with a book value of $22,683,000, which approximated market value, and had a liability to repurchase this asset for $16,873,000. The liability balance bears interest at a specified rate over LIBOR and the maturity has been extended during the nine months ended September 30, 2000 to May 2001.

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

                      Capital Trust, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                   (unaudited)


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

9.    Stockholder's Equity

During March 2000, the Company commenced an open market share repurchase program under which the Company was authorized to purchase, from time to time, up to two million shares of Class A Common Stock. In May 2000, the Company announced an increase in the number of shares purchasable pursuant to its share repurchase program to four million shares. As of September 30, 2000, the Company had purchased and retired 1,999,900 shares of Class A Common Stock at an average price of $4.06 per share (including commissions).

In consideration of, among other things, Citigroup's $400 million capital commitment to the Mezzanine Funds, the Company agreed in the Venture Agreement to issue affiliates of Citigroup warrants to purchase shares of Class A

                      Capital Trust, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                   (unaudited)


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

10.  Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes for the nine months ended September 30, 2000 and 1999 is comprised as follows (in thousands):

                                            2000        1999
                                         ----------- -----------
     Current
       Federal                            $ 8,751     $ 9,030
       State                                3,140       3,236
       Local                                2,834       2,921
     Deferred
       Federal                             (1,063)       (856)
       State                                 (366)       (295)
       Local                                 (330)       (266)
                                         ----------  ----------
     Provision for income taxes           $12,966     $13,770
                                         ==========  ==========

The Company has federal net operating loss carryforwards ("NOLs") as of September 30, 2000 of approximately $9.8 million. Such NOLs expire through 2012. The Company also has a federal capital loss carryover of approximately $1.6 million that can be used to offset future capital gains. Due to the ownership change that occurred upon the purchase of 6,959,593 predecessor common shares from the Company's former parent in January 1997 and another prior ownership change, a substantial portion of the NOLs are limited for federal income tax purposes to approximately $1.4 million annually. Any unused portion of such annual limitation can be carried forward to future periods.

The reconciliation of income tax computed at the U.S. federal statutory tax rate (35%) to the effective income tax rate for the nine months ended September 30, 2000 and 1999 are as follows (in thousands):

                                        2000               1999
                                 -----------------  -------------------
                                     $        %         $        %
                                 -----------------  -------------------
  Federal income tax at
    statutory rate                $8,840     35.0%   $10,101    35.0%
  State and local taxes, net
    of federal tax benefit         3,431     13.6%     3,623    12.6%
  Utilization of net
    operating loss
    carryforwards                   (367)    (1.5)%     (368)   (1.3)%
  Compensation in excess of
    deductible limits                838      3.3%       362     1.2%
  Other                              224      0.9%        52     0.2%
                                 --------------------------------------
                                  $12,966    51.3%   $13,770    47.7%
                                 ======================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes.

                      Capital Trust, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                   (unaudited)


The components of the net deferred tax assets as of September 30, 2000 and December 31, 1999 are as follows (in thousands):

                                      September 30,    December 31,
                                          2000             1999
                                      --------------   --------------
  Net operating loss carryforward       $   3,420        $   3,889
  Reserves on other assets and for
     possible credit losses                 7,575            6,312
  Other                                     1,291              795
                                      --------------   --------------
  Deferred tax assets                      12,286           10,996
  Valuation allowance                      (5,159)          (5,628)
                                      --------------   --------------
                                        $   7,127        $   5,368
                                      ==============   ==============

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

11.   Earnings Per Share

The following table sets forth the calculation of Basic and Diluted EPS for the nine months ended September 30, 2000 and 1999:

                                    Nine months ended September 30, 2000      Nine months ended September 30, 1999
                                   --------------------------------------   ---------------------------------------
                                                               Per Share                                Per Share
                                    Net Income    Shares         Amount     Net Income     Shares         Amount
                                   -----------    -------      ---------    ----------     ------       ----------

Basic EPS:
  Net earnings per share of
     Common Stock                  $5,279,000     23,495,269    $ 0.22      $7,896,000     20,340,982     $ 0.39
                                                               =========                                =========

Effect of Dilutive Securities
  Options outstanding for the
   purchase of Class A Common
   Stock                                 --               19                      --            --
  Future commitments for share
   unit awards for the issuance of
   Class A Common Stock                  --          200,000                      --          300,000
  Convertible Preferred Stock       1,211,000      6,320,833                 1,971,000     10,263,600
                                   ----------    -----------                -----------   -----------

Diluted EPS:
  Net earnings per share of
   Common Stock and Assumed
   Conversions                     $6,490,000     30,016,121     $ 0.22     $9,867,000     30,904,582      $ 0.32
                                   ==========    ===========   =========    ===========    ============   =========

                      Capital Trust, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                   (unaudited)


The following table sets forth the calculation of Basic and Diluted EPS for the three months ended September 30, 2000 and 1999:



                                 Three months ended September 30, 2000     Three months ended eptember 30, 1999
                                  --------------------------------------  ----------------------------------------
                                                               Per Share                               Per Share
                                   Net Income     Shares        Amount     Net Loss      Shares         Amount
                                   -----------    -------      ---------   ----------    ------        ---------

Basic EPS:
  Net earnings per share of
   Common Stock                    $2,013,000     22,801,536     $ 0.09    $ 2,647,000    24,287,254      $ 0.11
                                                                 =======                                 ========

Effect of Dilutive Securities
  Options outstanding for the
   purchase of Class A Common
   Stock                                --             9,335                     --            --
  Future commitments for share
   unit awards for the issuance of
   Class A Common Stock                 --           200,000                     --          300,000
  Convertible Trust Preferred
   Securities exchangeable for
   shares of Common Stock            964,000      12,820,513                     --             --
  Convertible Preferred Stock        404,000       6,320,833                   403,000     6,320,833
                                   ----------    ------------              -----------    ----------

Diluted EPS:
  Net earnings per share of
   Common Stock and Assumed
   Conversions                    $3,381,000      42,152,217     $ 0.08    $ 3,050,000    30,908,087      $ 0.10
                                  ===========     ===========    =======   ===========    ===========    ========

12.   Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on the Company's outstanding debt and Convertible Trust Preferred Securities during the nine months ended September 30, 2000 and 1999 was $33,579,000 and $36,362,000, respectively. Income taxes paid by the Company during the nine months ended September 30, 2000 and 1999 was $13,755,000 and $13,528,000, respectively.

13.   Employee Benefit Plans

1997 Long-Term Incentive Stock Plan

During the nine months ended September 30, 2000, the Company issued an aggregate of 258,750, 8,500 and 200,000 options to acquire shares of Class A Common Stock with an exercise price of $4.125, 4.4375 and $6.00 per share, respectively (prices at or higher than the fair market value based on reported trading prices on the dates of the grant).

The Company also issued 230,304 restricted shares of Class A Common Stock which vest one third on each of the following dates: February 1, 2001, February 1, 2002 and February 1, 2003.

                      Capital Trust, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                   (unaudited)


The following table summarizes the option activity under the incentive stock plan for the nine months ended September 30, 2000:

                                                                    Weighted
                                                                    Average
                                   Options      Exercise Price     Exercise
                                 Outstanding      per Share      Price per Share
                                 ------------- ----------------- --------------
 Outstanding at January 1, 2000    1,233,917     $6.00 - $10.00     $ 7.89
   Granted in 2000                   467,250     $4.125 - $6.00       4.94
   Exercised in 2000                   -                -             -
   Canceled in 2000                 (236,668)    $4.125 - $10.00      7.01
                                 -------------                    -------------

 Outstanding at
 September 30, 2000                1,464,499     $4.125 - $10.00    $ 7.10
                                 =============                    =============

At September 30, 2000, 772,617 of the options are exercisable. At September 30, 2000, the outstanding options have various remaining contractual exercise periods ranging from 6.75 to 9.95 years with a weighted average life of 7.99 years.


14.   Subsequent Events

During the period from September 30, 2000 to October 31, 2000, Fund I has originated an additional loan of $22.5 million (of $2.5 million is unfunded) towards which the Company contributed $5.0 million to originate.

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

       The New Convertible Trust Preferred Securities initially bear a blended coupon rate of 10.16% per annum which rate will vary as the proportion of the outstanding Convertible Amount to the outstanding Non-Convertible Amount changes and will step up in accordance with the coupon rate step up terms applicable to the Convertible Amount and the Non-Convertible Amount.

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

       Through September 30, 2000, the Company has made equity contributions to Fund I of $28,245,000 of which Fund I has returned $12,622,000 for net equity contributions of $15,623,000. The Company has also capitalized costs totaling $4,752,000 that will be amortized over the anticipated lives of the Mezzanine Funds.

       As  of  September  30,  2000,  Fund  I  has  loans  outstanding  totaling
$79,454,000, all of which are performing in accordance with the terms of the loan agreements.

Overview of Financial Condition
-------------------------------

       Since December 31, 1999, the Company funded $13.5 million of commitments and additional borrowings under three existing loans. The Company received full satisfaction of five loans and a certificated mezzanine investment totaling $117.4 million and partial repayments on nine loans and a certificated mezzanine investment totaling $40.0 million. At September 30, 2000, the Company had outstanding loans, certificated mezzanine investments and investments in commercial mortgage-backed securities totaling approximately $638 million and additional commitments for fundings on outstanding loans and certificated mezzanine investments of approximately $22.1 million.

       At September 30, 2000, the Company had borrowings of $200.5 million outstanding under its credit facilities. The decrease in the amount outstanding under the credit facilities from the amount outstanding at December 31, 1999 resulted from the use of cash received from loan repayments to pay down the credit facilities.

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

       A $10.9 million repurchase obligation outstanding at December 31, 1999 that matured in March 2000 and was extended to May 2000 was satisfied in May 2000 when the Certificated Mezzanine Investment was satisfied by the borrower. During the second quarter of 2000, the remaining repurchase obligation's maturity was extended to May 2001. This repurchase obligation relates to an asset sold by the Company with a carrying amount of $22.7 million, which approximates the asset's market value, for which, the Company has a liability to repurchase the asset for $16.9 million. The interest rate in effect for the repurchase obligation at September 30, 2000 was 8.12%.

       As of September 30, 2000, certain of the Company's loans and other investments have been hedged with interest rate swaps so that the assets and the corresponding liabilities were matched at floating rates over LIBOR and certain of the Company's liabilities have been hedged so that the liabilities and the corresponding CMBS were matched at fixed rates. At September 30, 2000, the Company was party to interest rate swap agreements for notional amounts totaling approximately $237.8 million with financial institution counterparties whereby the Company swapped fixed-rate instruments, with average interest rates of approximately 6.01%, for floating rate instruments with interest rates at LIBOR. The agreements mature at varying times from September 2001 to December 2014.

       During March 2000, the Company announced a share repurchase program under which the Company may purchase, from time to time, up to two million shares of the Company's Class A Common Stock. In May 2000, the Company announced an increase in the number of shares in its share repurchase program to four million shares. As of September 30, 2000, the Company had purchased and retired 1,999,900 shares of the Company's Class A Common Stock. The Company has and will continue to fund share repurchases with available cash.

       Now that the Company's new investment management business has commenced and Fund I's asset origination and acquisition activities are ongoing under the management of CTIMCO, the Company will not reinvest directly for its own portfolio the working capital derived from maturing loans and investments, unless otherwise approved or permitted by the funds. Pursuant to the Venture Agreement, the Company will source potential investment opportunities to Fund I or the second co-sponsored fund, when it has closed, and will use such working capital to make its contributions to the funds as and when required. Therefore, if the amount of the Company's maturing loans and investments increases significantly before excess capital is invested in the funds, the Company may experience temporary shortfalls in revenues and lower earnings until offsetting revenues are derived from the funds.

Comparison of the Nine and Three Months Ended September 30, 2000 to the
-----------------------------------------------------------------------
   Nine and Three Months Ended September 30, 1999
   ----------------------------------------------

       The Company reported net income allocable to shares of Common Stock of $5,279,000 for the nine months ended September 30, 2000, a decrease of $2,617,000 from the net income allocable to shares of Common Stock of $7,896,000 for the nine months ended September 30, 1999. This decrease was primarily the result of reduced advisory and investment banking fees and higher general and administrative expenses. The Company reported net income allocable to shares of Common Stock of $2,013,000 for the three months ended September 30, 2000, a decrease of $634,000, from the net income allocable to shares of Common Stock of $2,647,000 for the three months ended September 30, 1999. This decrease was primarily the result of reduced advisory and investment banking fees.

       Interest and related income from loans and other investments amounted to $65,050,000 for the nine months ended September 30, 2000, an increase of $79,000 over the $64,971,000 amount for the nine months ended September 30, 1999. While average interest earning assets decreased from approximately $740.5 million for the nine months ended September 30, 1999 to approximately $700.6 million for the nine months ended September 30, 2000, the interest rate earned on such assets increased from 11.7% in 1999 to 12.4% in 2000. During the nine months ended September 30, 2000, the Company recognized an additional $1,461,000 on the early repayment of two loans, while during the nine months ended September 30, 1999, the Company recognized an additional $4.0 million on the early repayment of five loans. Also in 2000, two loans were in non-accrual status, which reduced interest income by $503,000 for the nine months ended September 30, 2000. Without this additional interest income (offset by the forgone interest on the non-accrual loans in 2000), the earning rate for 2000 would have been 12.2% versus 11.0% for 1999. This increase is due primarily to an increase in the average LIBOR rate from 5.28% for the first nine months of 1999 to 6.62% for the first nine months of 2000.

       Interest and related income from loans and other investments amounted to $21,540,000 for the three months ended September 30, 2000, a decrease of $690,000 from the $22,230,000 amount for the three months ended September 30, 1999. While average interest earning assets decreased from approximately $788.1 million for the three months ended September 30, 1999 to approximately $662.2 million for the three months ended September 30, 2000, the interest rate earned on such assets increased from 11.2% in 1999 to 12.9% in 2000. During the three months ended September 30, 2000, the Company recognized an additional $1,005,000 on the early repayment of a loan. Also in 2000, two loans were in non-accrual status, which reduced interest income by $473,000 for the three months ended September 30, 2000. Without this additional interest income (offset by the forgone interest on the non-accrual loans in 2000), the earning rate for 2000 would have been 12.6%. The increase in interest rate, from 11.2% to 12.6%, is due primarily to an increase in the average LIBOR rate from 5.28% for the third quarter of 1999 to 6.62% for the third quarter of 2000.

       During the second quarter of 2000, Fund I commenced operations and for the nine months and three months ended September 30, 2000, the Company earned $899,000 and $678,000, respectively, on its equity investment in the fund.

       Interest and related expenses amounted to $28,500,000 for the nine months ended September 30, 2000, an increase of $57,000 over the $28,443,000 amount for the nine months ended September 30, 1999. The increase in expense was due to an increase in the average rate paid on interest bearing liabilities from 8.2% for the nine months ended September 30, 1999 to 9.3% for the nine months ended September 30, 2000, offset by a decrease in the amount of average interest bearing liabilities outstanding from approximately $463.9 million to approximately $410.4 million for the same periods. The increase in the average rate is consistent with the increase in the average LIBOR rate for the Company's variable rate liabilities for the same periods.

       Interest and related expenses amounted to $9,008,000 for the three months ended September 30, 2000, a decrease of $1,693,000 from the $10,701,000 amount for the three months ended September 30, 1999. The decrease in expense was due to a decrease in the amount of average interest bearing liabilities outstanding from approximately $494.7 million to approximately $380.3 million for the same periods, offset by an increase in the average rate paid on interest bearing liabilities from 8.6% for the three months ended September 30, 1999 to 9.4% for the three months ended September 30, 2000. The increase in the average rate is consistent with the increase in the average LIBOR rate for the Company's variable rate liabilities for the same periods.

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

       During the nine months ended September 30, 2000 and 1999, the Company recognized $5,802,000 and $5,224,000, respectively, of net expenses related to the Convertible Trust Preferred Securities. This amount consisted of distributions to the holders totaling $11,235,000 and $9,281,000, respectively, and amortization of discount and origination costs totaling $599,000 and $599,000, respectively, during the nine months ended September 30, 2000 and 1999. This was partially offset by a tax benefit of $5,234,000 and $4,656,000 during the nine months ended September 30, 2000 and 1999, respectively.

       During the three months ended September 30, 2000 and 1999, the Company recognized $2,120,000 and $1,741,000, respectively, of net expenses related to the Convertible Trust Preferred Securities. This amount consisted of distributions to the holders totaling $4,208,000 and $3,094,000, respectively, and amortization of discount and origination costs totaling $199,000 and $199,000, respectively, during the three months ended September 30, 2000 and 1999. This was partially offset by a tax benefit of $1,889,000 and $1,552,000 during the three months ended September 30, 2000 and 1999, respectively.

       During the nine months ended September 30, 2000, other revenues decreased $3,616,000 to $4,546,000 from $8,162,000 in the same period of 1999. During the three months ended September 30, 2000, other revenues decreased $1,773,000 to $335,000 from $2,108,000 in the same period of 1999. These decreases were primarily due to the reduction in advisory and investment banking fees generated by Victor Capital and its related subsidiaries. The reduction in resources devoted to the Company's investment banking and advisory operations following the transition to its new investment management business is expected in the future to reduce such fee earning opportunities.

       Other expenses increased from $15,829,000 for the nine months ended September 30, 1999 to $16,737,000 for nine months ended September 30, 2000. As the Company transitioned to its new investment management business, it incurred one-time expenses of $2.1 million that were included in general and administrative expenses and wrote-off the remaining $275,000 of the excess of purchase price for Victor Capital over net tangible assets acquired, net. When these special one-time expenses are removed from other expenses, recurring other expenses for the nine months ended September 30, 2000 decreased $1,558,000 from the same period in the prior year. During March 1999, to reduce general and administrative expenses to a level in line with budgeted business activity, the Company reduced its workforce by approximately 30% and recorded a restructuring charge of $650,000. This, along with a decrease in average staffing levels, primarily accounted for the decrease in recurring general and administrative expenses. During the period ended September 30, 2000, the Company had an average of 24 full time employees as compared to an average of 35 during the period ended September 30, 1999. The Company had 23 full time employees and one part time employee at September 30, 2000.

       Other expenses remained consistent when comparing the three months ended September 30, 1999 to the three months ended September 30, 2000 increasing only $87,000 from $4,559,000 for the three months ended September 30, 1999 to $4,646,000 for three months ended September 30, 2000. The decrease in the provision for possible credit losses from $3,073,000 for the nine months ended September 30, 1999 to $2,681,000 for the nine months ended September 30, 2000 and from $1,040,000 for the three months ended September 30, 1999 to $839,000 for the three months ended September 30, 2000 was due to the decrease in average earning assets as previously described.

       For the nine months ended September 30, 2000 and 1999, the Company accrued income tax expense of $12,966,000 and $13,770,000 respectively, for federal, state and local income taxes. For the three months ended September 30, 2000 and 1999, the Company accrued income tax expense of $4,362,000 and $4,287,000, respectively, for federal, state and local income taxes. The increase (from 47.7% to 51.3% for the nine month period and from 47.2% to 49.0% for the three month period) in the effective tax rate was primarily due to higher levels of compensation in excess of deductible limits.

       The preferred stock dividend and dividend requirement arose in 1997 as a result of the Company's issuance of $33 million of shares of Class A Preferred Stock on July 15, 1997. Dividends accrued on these shares at a rate of

9.5% per annum on a per share price of $2.69 for the 12,267,658 shares outstanding or $3,135,000 per annum through the third quarter of 1999. In the third quarter of 1999, 5,946,825 shares of Class A Preferred Stock were converted into an equal number of shares of Class A Common Stock thereby reducing the number of outstanding shares of Preferred Stock to 6,320,833 and the dividend requirement to $1,615,000 per annum.


Liquidity and Capital Resources
-------------------------------

       At September 30, 2000, the Company had $8,995,000 in cash. The primary sources of liquidity for the Company for the remainder of 2000, will be cash on hand, cash generated from operations, principal and interest payments received on investments (including loan repayments), loans and securities, and additional borrowings under its credit facilities. The Company believes these sources of capital will adequately meet future cash requirements. The Company expects that during the remainder of 2000, it will use a significant amount of its available capital resources to satisfy its capital contributions required in connection with the previously discussed strategic venture with Citigroup. In connection with the existing portfolio investment and loan business, the Company intends to employ leverage up to a maximum 5:1 debt-to-equity ratio to enhance its return on equity.

       The Company experienced a net decrease in cash of $29,787,000 for the nine months ended September 30, 2000, compared to the net decrease of $29,786,000 for the nine months ended September 30, 1999. The use of cash in the first nine months of 2000 was primarily to reduce liabilities while the use of cash in the same period of 1999 was primarily to purchase the BB CMBS Portfolio (net of the proceeds from the term redeemable securities contract). Cash provided by operating activities during the nine months ended September 30, 2000 was $8,510,000, a reduction of $176,000 from cash provided by operating activities of $8,686,000 during the same period of 1999. For the nine months ended September 30, 2000, cash provided by investing activities was $126,065,000, an increase of $201,645,000 from $75,580,000 used during the same period in 1999, primarily as a result of significant repayments received on loans since December 31, 1999 and a reduced level of loan origination from that of the prior year. The Company utilized the cash received on loan repayments to reduce outstanding borrowings under its credit facilities, which accounted for the majority of the $164,362,000 use of cash in financing activities in the first quarter of 2000, a $201,470,000 decrease from the $37,108,000 cash provided by financing activities in the same period of 1999, which included a significant increase in borrowing from the issuance of the term redeemable securities contract.

       At September 30, 2000, the Company has two outstanding notes payable totaling $2,605,000, outstanding borrowings under its credit facilities of $200,534,000, outstanding borrowings on the term redeemable securities contract of $132,304,000 and an outstanding repurchase obligation of $16,873,000. At September 30, 2000, the Company had $447,895,000 of borrowing capacity available under the credit facilities.


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

       The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates at September 30, 2000. For financial assets and debt obligations, the table presents cash flows to the expected maturity and weighted average interest rates based upon the current carrying values. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted-average variable rates are based on rates in effect as of the reporting date.


                                              Expected Maturity Dates
                                -----------------------------------------------------------------------------------
                                 2000        2001      2002      2003      2004      Thereafter        Total       Fair Value
                                 ----        ----      ----      ----      ----      ----------        -----       ----------

Assets:                                                          (dollars in thousands)
CMBS
 Fixed Rate                        -           -       $196,874       -         -           -          $196,874     $181,833
   Average interest rate           -           -         11.52%       -         -           -            11.52%
 Variable Rate                     -           -           -     $ 36,509       -           -          $ 36,509     $ 34,147
   Average interest rate           -           -           -       13.64%       -           -            13.64%

Certificated Mezzanine
 Investments
  Variable Rate                    -       $ 22,683        -         -          -           -          $ 22,683     $ 22,683
   Average interest rate           -         11.12%        -         -          -           -            11.12%

Loans receivable
 Fixed Rate                        -       $ 28,779        -         -          -      $ 96,589       $125,368      $120,002
  Average interest rate            -         12.25%        -         -          -        11.44%         11.62%
 Variable Rate                  $85,677    $107,982    $ 50,500      -          -      $ 26,500       $270,659      $268,145
   Average interest rate         13.01%      11.60%      13.45%      -          -        12.39%         12.47%

Liabilities:
Credit facilities
  Variable Rate                    -           -           -     $200,534       -           -          $200,534     $200,534
   Average interest rate           -           -           -        9.21%       -           -             9.21%

Term redeemable
 securities contract
  Variable Rate                    -           -       $137,812      -          -           -          $137,812     $132,304
   Average interest rate           -           -          9.66%      -          -           -             9.66%

Repurchase obligations
  Variable Rate                    -       $ 16,873        -         -          -           -          $ 16,873     $ 16,873
   Average interest rate           -          8.12%        -         -          -           -             8.12%

Convertible Trust
 Preferred Securities
   Fixed Rate                      -           -           -         -          -      $150,000       $150,000      $146,942
   Average interest rate           -           -           -         -          -        10.93%        10.93%

Interest rate swaps                -       $ 28,000    $137,812  $ 19,109       -      $ 52,875      $237,796       $ 11,476
 Average fixed pay rate            -          5.79%       6.05%     6.04%       -         6.01%         6.01%
   Average variable
   receive rate                    -          6.62%       6.65%     6.62%       -         6.62%         6.64%


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

                  None


ITEM 5:  Other Information

                  None


ITEM 6:      Exhibits and Reports on Form 8-K

(a)   Exhibits

  Exhibit
  Number                              Description
---------                             -----------

   27.1           Financial Data Schedule




   (b)  Reports on Form 8-K

        During the fiscal quarter ended September 30, 2000, the Company filed the following Current Reports on Form 8-K:

                                      None

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CAPITAL TRUST, INC.



November 9, 2000                                /s/ John R. Klopp
----------------                                -----------------
Date                                            John R. Klopp
                                                Chief Executive Officer

                                                /s/ Edward L Shugrue III
                                                -------------------------
                                                Edward L. Shugrue III
                                                Managing Director and
                                                Chief Financial Officer