Form 10-K
period 2000-12-31
CAPITAL TRUST INC
filed 2001-04-02
CIK 1061630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended December 31, 2000
                                -----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the  Transition  period  from  _____________  to _______________

Commission File Number 1-14788
                       -------

                                  Capital Trust, Inc.
                                  -------------------
                (Exact name of registrant as specified in its charter)

           Maryland                                    94-6181186
           --------                                    ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

410 Park Avenue, 14th Floor, New York, NY                 10022
- ------------------------------------------                -----
     (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (212) 655-0220
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                                  MARKET VALUE

Based on the closing sales price of $4.40 per share, the aggregate market value of the outstanding Class A Common Stock held by non-affiliates of the registrant as of March 30, 2001 was $44,947,000.

                                OUTSTANDING STOCK

As of March 30, 2001 there were 19,580,654 outstanding shares of Class A Common Stock. The Class A Common Stock is listed on the New York Stock Exchange (trading symbol "CT"). Trading is reported in many newspapers as "CapTr".

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant's definitive proxy statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.



- ------------------------------------------------------------------------------

                               CAPITAL TRUST, INC.
- ------------------------------------------------------------------------------
                                                                                         PAGE
Explanatory Note Regarding Forward-Looking Statements Safe Harbor                         ii

- ------------------------------------------------------------------------------

PART I
- ------------------------------------------------------------------------------

Item 1.     Business                                                                       1
Item 2.     Properties                                                                    12
Item 3.     Legal Proceedings                                                             12
Item 4.     Submission of Matters to a Vote of Security Holders                           13
- ------------------------------------------------------------------------------

PART II
- ------------------------------------------------------------------------------

Item 5.     Market for the Registrant's Common Equity and Related Security
                  Holder Matters                                                          14
Item 6.     Selected Financial Data                                                       15
Item 7.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                   16
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                    26
Item 8.     Financial Statements and Supplementary Data                                   28
Item 9.     Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                                28
- ------------------------------------------------------------------------------

PART III
- ------------------------------------------------------------------------------

Item 10.    Directors and Executive Officers of the Registrant                            28
Item 11.    Executive Compensation                                                        28
Item 12.    Security Ownership of Certain Beneficial Owners and Management                28
Item 13.    Certain Relationships and Related Transactions                                28
- ------------------------------------------------------------------------------

PART IV
- ------------------------------------------------------------------------------

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K               29
- ------------------------------------------------------------------------------

Signatures                                                                                33

Index to Consolidated Financial Statements                                               F-1


EXPLANATORY NOTE REGARDING FORWARD-LOOKING STATEMENTS SAFE HARBOR

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

                                     PART I
- ------------------------------------------------------------------------------

Item 1.           Business
- ------------------------------------------------------------------------------

General
- -------

     Capital Trust, Inc. (the "Company") is an investment management and real estate finance company designed to take advantage of high-yielding lending and investment opportunities in commercial real estate and related assets. The Company, for its own account and as an investment manager, makes investments in various types of commercial real estate and related assets and its current investment program emphasizes senior and junior commercial mortgage loans, corporate mezzanine loans, certificated mezzanine investments, subordinated interests in commercial mortgage-backed securities ("CMBS") and direct equity investments. Pursuant to the Company's business strategy, the Company seeks to originate and manage, either for its own account or for funds under management, a portfolio of loans and other assets such that a majority of its investments are subordinate to third-party financing but senior to the owner/operator's equity position and therefore represent "mezzanine" capital.

     On March 8, 2000, the Company entered into a strategic relationship with Citigroup Investments Inc. ("Citigroup"), pursuant to which, among other things, affiliates of the parties will co-sponsor, commit to invest capital in and manage a series of high-yield commercial real estate mezzanine investment opportunity funds (collectively, "Mezzanine Funds"). This venture represents a new strategic direction for the Company as it transitions itself from primarily a "balance sheet" lender to an investment management firm engaged in originating, structuring and managing high-yield real estate financial assets for third party investment funds. During 2000, the Company has invested in the first of these funds, which it manages, and intends to continue to invest in and manage these funds in the future along with continuing to manage its existing investment portfolio and to selectively add investments to its portfolio that do not conflict with its role as exclusive investment manager to the Mezzanine Funds. In this regard, the Company remains positioned opportunistically to invest on balance sheet in a diverse array of real estate and finance-related assets and enterprises, including operating companies, which satisfy its investment criteria.

Strategic Relationship with Citigroup

     On March 8, 2000, the Company entered into a strategic relationship with Citigroup in connection with the commencement of its new investment management business. Together, the strategic partners have agreed, among other things, to co-sponsor, commit to invest capital in, and manage a series of Mezzanine Funds. In connection with this relationship, Citigroup and the Company have made capital commitments to the Mezzanine Funds of up to an aggregate of $400.0
million  and  $112.5  million,  respectively,   subject  to  certain  terms  and
conditions.

     The strategic relationship is governed by a venture agreement, dated as of March 8, 2000 (the "Venture Agreement"), pursuant to which Citigroup and the Company have created CT Mezzanine Partners I LLC ("Fund I"), to which they have made capital commitments of $150 million and $50 million, respectively, subject to identification of suitable investments acceptable to Citigroup and the Company. CT Investment Management Co. LLC ("CTIMCO"), a wholly owned subsidiary of the Company, serves as the exclusive investment manager to Fund I, which is currently identifying and negotiating suitable investments for the fund. Additionally, Citigroup and the Company have agreed to additional capital commitments of up to $250.0 million and $62.5 million, respectively, to future co-sponsored Mezzanine Funds that close prior to December 31, 2001, subject to third-party capital commitments and other conditions contained in the Venture Agreement.

     Pursuant to the Venture Agreement, CTIMCO will serve as the exclusive investment manager to the Mezzanine Funds. Further, each party has agreed to certain exclusivity obligations with respect to the origination of assets suitable for the Mezzanine Funds and the Company granted Citigroup the right of first refusal to co-sponsor future Mezzanine Funds. The Company has also agreed, as soon as practicable, to take the steps necessary for it to be treated as a REIT for tax purposes subject to changes in law, or good faith inability to meet the requisite qualifications. Unless the Company can find a suitable "reverse merger"

REIT candidate, the earliest that the Company can qualify for re-election to REIT status will be upon filing its tax return for the year ended December 31, 2002.

     The Company believes that its strategic venture with Citigroup emphasizes its strengths and provides it with the building blocks for a scalable platform for high quality earnings growth. It also shifts the Company's focus from that of a "balance sheet" lender to that of an investment manager making substantial co-investments with other investors in funds under management. The investment management business, as structured with Citigroup, also allows the Company to access the private equity markets as a source of capital to fund its business. The venture further provides the potential for significant operating leverage allowing the Company to grow earnings and to increase return on equity without simply incurring additional financial risk.

Developments During Fiscal Year 2000
- ------------------------------------

     Fiscal year 2000 was a transition year for the Company as it shifted its focus from that of a "balance sheet" lender to that of an investment manager. The Company made no direct investments in 2000, but rather originated investments through Fund I, its first co-sponsored Mezzanine Fund. In order to concentrate its efforts on the new business, in April 2000, the Company increased its level of resources devoted to its new investment management business and significantly reduced resources devoted to its investment banking and advisory operations. As a result, advisory and investment banking revenues have decreased significantly, and are expected to cease, while revenues from the new investment management business have been generated and are expected to increase as the Company sponsors additional funds and invests the equity capital committed to the funds. The transition related steps taken by the Company resulted in significantly lower net income in 2000 as compared to 1999.

     During the year, the Company's total asset base decreased from $827.8 million at December 31, 1999 to $644.4 million. The Company's reduction in assets was primarily the result of significant loan satisfactions, the proceeds from which were utilized to repay debt, repurchase outstanding common stock and invest in Fund I.

     Through December 31, 2000, the Company has made equity contributions to Fund I of $33,214,000 of which Fund I has returned $13,107,000 for net equity contributions of $20,107,000. The Company's portion of Fund I's net income (based upon its 25% interest in the fund) amounted to $1,530,000. The Company has capitalized costs totaling $4,752,000 that will be amortized over the anticipated lives of the Mezzanine Funds. As of December 31, 2000, Fund I has loans outstanding totaling $119,622,000, all of which are performing in accordance with the terms of the loan agreements.

     The Company believes that its Credit Facilities (as hereinafter defined) and the proceeds from loan repayments provide the Company with the capital necessary to meet its capital commitments to the Mezzanine Funds, and as permitted under the Venture Agreement, to expand and diversify its portfolio of loans and other investments enabling the Company to compete for and consummate larger transactions meeting the Company's target risk/return profile. In addition to traditional capital sources, the Company has explored, and will continue to explore, diversified capital sources to fund its investment activities including, but not limited to, other joint-ventures, strategic alliances and money management ventures.

     Since December 31, 1999, the Company funded, for its own account, $14.2 million of commitments and additional borrowings under three existing loans. The Company received full satisfaction of seven loans and a certificated mezzanine investment totaling $147.2 million and partial repayments on nine loans and a certificated mezzanine investment totaling $45.1 million. At December 31, 2000, the Company had outstanding loans, certificated mezzanine investments and investments in commercial mortgage-backed securities totaling approximately $600 million and additional commitments for fundings on outstanding loans and certificated mezzanine investments of approximately $5.1 million.

     As of December 31, 2000, the Company's portfolio of financial assets consisted of six Mortgage Loans (as hereinafter defined), eight Mezzanine Loans (as hereinafter defined), one Certificated Mezzanine Investment (as hereinafter defined), two other loans (collectively the "Loan Portfolio"), and 18 classes of CMBS Subordinated Interests (as hereinafter defined) (together with the Loan Portfolio, the "Investment Portfolio").

     At December 31, 2000, one Mezzanine Loan with a principal balance of $13,018,000 was in default due to the loan maturing on December 1, 2000; at December 31, 2000, the loan was earning a variable interest rate of LIBOR + 9.00% and was repaid in full with interest on March 21, 2001. One senior Mortgage Loan receivable with a principal balance of $8,000,000 reached maturity on July 15, 2000 and has not been repaid with respect to principal and interest. In accordance with the Company's policy for revenue recognition, income recognition has been suspended on this loan and through December 31, 2000, $791,000 of potential interest income has not been recorded. During the year ended December 31, 2000, one other loan receivable, originated by the former management of the Company's predecessor REIT operations, with a net investment of $136,000 was past-due more than 90 days and was written-off. There were no other delinquencies or losses on such assets as of December 31, 2000 and for the year then ended.

     The table set forth below details the composition of the Investment Portfolio at December 31, 2000.



                 Underlying     Number
Type of Loan/    Property      of Loans /      Original        Outstanding   Unfunded      Current
Investment         Type       Investments     Commitment     Face Amount(1) Commitment     Maturity       Interest Rate
- ----------         ----       -----------     ----------     -------------- ----------     --------       -------------
Senior Mortage   Retail/        4              $ 81,000,000   $ 63,800,000   $     -        2000 to        Variable: LIBOR + 3.20%
  Loans          Hotel                                                                       2001           to LIBOR + 10.00%

Subordinate      Office/Hotel   2                89,000,000     71,851,000    5,149,000     2001           Variable: LIBOR + 5.55%
  Mortgage                                                                                                  to LIBOR + 7.00%
  Loans

Mezzanine Loans  Office /       8               201,045,000    179,356,000        -         2000 to        Fixed: 11.62% to 12.00%
                 Retail /                                                                    2009          Variable: LIBOR + 5.25%
                 Hotel                                                                                      to LIBOR + 9.00%

Certificated     Office         1                32,467,000     22,379,000        -         2001           Variable: LIBOR + 3.95%
  Mezzanine
  Investment

CMBS (1)         Various       18               282,526,000    282,526,000        -         2003 to        Fixed:  7.00% to 9.16%
                                                                                             2113          Variable: LIBOR + 2.75%
                                                                                                            to LIBOR + 7.00%

Other Loans      Retail/        2                63,960,000     47,029,000        -         2002 to        Fixed: 9.50%
                 Commercial/                                                                 2017          Variable: LIBOR + 5.27%
                 Corporate
                               --              ------------  -------------  ------------
 Total                         35              $749,998,000   $666,941,000   $ 5,149,000
                               ==              ============  =============  ============


(1) With respect to the CMBS, in 1998, the Company purchased $36.5 million face amount of interests in three classes of CMBS Subordinated Interests issued by a financial asset securitization investment trust for $36.3 million. In April 2000, the Company received $1.4 million of additional discount from the issuer of the securities in settlement of a dispute with the issuer. At December 31, 2000, the CMBS had an amortized cost of $35.4 million and a market value of $34.4 million.

     In March 1999, the Company purchased 15 "BB" rated CMBS subordinated interest securities from 11 separate issues (the "BB CMBS Portfolio") with an aggregate face amount of $246.0 million for $196.9 million. In connection with the transaction, an affiliate of the seller provided three-year term financing for 70% of the purchase price at a floating rate above the London Interbank Offered Rate ("LIBOR") and entered into an interest rate swap with the Company for the full duration of the BB CMBS Portfolio thereby providing a hedge for interest rate risk. The financing was provided at a rate that was below the current market for similar financings. In order to adjust the yield on the debt to current market terms, the carrying amount of the assets and the related debt were reduced by $10.9 million. At December 31, 2000, the portfolio had an amortized carrying value of $190.3 million and a market value of $182.1 million.

Real Estate Lending and Investment Market
- -----------------------------------------

     The Company believes that the continued strength of commercial real estate property values, coupled with fundamental structural changes in the real estate capital markets, primarily related to the growth in CMBS issuance and the financing parameters related thereto, creates significant opportunities for companies specializing in commercial real estate lending and investing. Such opportunities develop from:

    o Scale and Rollover. The U.S. commercial mortgage market--a market that is comparable in size to the corporate and municipal bond markets--has approximately $1.5 trillion in total mortgage debt outstanding, primarily held privately. In addition, significant amounts of commercial mortgage loans held by U.S. financial institutions mature on an annual basis.

    o Rapid Growth of Securitization. With U.S. issuance volume of approximately $49 billion in 2000, the total estimated CMBS market capitalization has grown to $300 billion from approximately $6 billion in 1990. To date, the CMBS market expansion has been fueled in large part by "conduits" that originate whole loans primarily for resale to financial intermediaries, which in turn package the loans as securities for distribution to public and private investors.

       The Company believes that as the underwriting criteria utilized by securitized lenders becomes accepted as the market standard, borrowers are left constrained by relatively inflexible securitization/rating agency standards, including lower loan-to-value ratios, thereby creating significant demand for mezzanine financing (typically between 60% and 90% of total capitalization). In addition, since many high quality loans may not immediately qualify for securitization, due primarily to rating agency guidelines, or other factors, significant opportunities are created for shorter-maturity bridge and transition mortgage financings.

    o Consolidation. As the real estate market continues to evolve, the Company expects that consolidation will occur and efficiency will increase. Over time, the Company believes that the market leaders in the real estate finance sector will be fully integrated investors capable of originating, underwriting, structuring, managing and retaining real estate risk, whether as a principal or as an investment manager.

     The Company believes that significant fundamental and structural changes in the commercial real estate debt capital markets are creating the need for mezzanine investment capital. The Company seeks to capitalize on this market opportunity.

Business Strategy
- -----------------

     Whether as a principal or through its investment management business, the Company seeks to generate returns from a portfolio of leveraged investments. As it develops its investment management business, the Company will further seek to generate additional revenue from investment management fees and incentive compensation that will be tied to a portfolio of leveraged investments held by the managed funds. In its role as investment manager for the Mezzanine Funds or for its own account, the Company currently pursues investment and lending opportunities designed to capitalize on inefficiencies in the real estate capital, mortgage and finance markets.

     The Company believes that it is well positioned to capitalize on the market opportunities, which, if carefully underwritten, structured and monitored, represent attractive investments that pose potentially less risk than direct equity ownership of real property. Further, the Company believes that the rapid growth of the CMBS market has given rise to opportunities for the Company to selectively acquire non-investment grade classes of such securities, which the Company believes can be priced inefficiently in terms of their risk/reward profile.

     During 2000, the Company dedicated significant resources to implement its strategic venture with Citigroup primarily by investing the capital committed to Fund I and by organizing CT Mezzanine Partners II, LP ("Fund II"), the Company's second Mezzanine Fund which will be capitalized with third party institutional private equity. Fund II is expected to have its initial closing in April 2, 2001.

     During 2000, the Company's new investment efforts focused on originating assets on behalf of Fund I ($156.9 million of assets originated in seven separate transactions) and in managing the Company's existing portfolio of investments. Upon satisfaction, the proceeds from repayments on the Company's existing portfolio of investments were used primarily to repay indebtedness, repurchase the company's stock and to fund the Company's commitment to Fund I. The Company believes that by allowing its investment portfolio to repay in the normal course, it will have sufficient sources of liquidity to fulfill its obligations to Fund I and Fund II, when closed, as well as facilitate other potential strategic acquisitions and/or joint ventures.

     Whether as a principal or through its investment management business, the Company's investment program emphasizes, but is not limited to, the following general categories of real estate and finance-related assets, all of which are suitable investments for the Mezzanine Funds:

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

     o Mezzanine Loans. The Company originates high-yielding loans that are subordinate to first lien mortgage loans on commercial real estate and are secured either by a second lien mortgage or a pledge of the ownership interests in the borrowing property owner ("Mezzanine Loans"). Generally, the Company's Mezzanine Loans have a longer anticipated duration than its Mortgage Loans and are not intended to serve as transitional mortgage financing and can represent subordinated investments in real estate operating companies which may take the form of secured or unsecured debt, preferred stock and other hybrid investments.

     o Certificated Mezzanine Investments. The Company purchases high-yielding investments that are subordinate to senior secured loans on commercial real estate. Such investments represent interests in debt service from loans or property cash flow and are issued in certificate form. These certificated investments carry substantially similar terms and risks as the Company's Mezzanine Loans ("Certificated Mezzanine Investments").

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

     During the investment periods for the Mezzanine Funds, the Company may directly originate or acquire for its own account Mortgage Loans, Mezzanine Loans, Certificated Mezzanine Investments, and investments in Subordinated Interests (collectively "Business Assets") only after such investments are first presented to the Mezzanine Funds and not accepted for origination or acquisition by the Mezzanine Funds. In this regard, during the respective investment periods of the Mezzanine Funds, the majority of the Company's investment activity in Business Assets will be conducted through and for the Mezzanine Funds, although the Company may continue to invest in Other Investments and other assets which fulfill the Company's risk/reward characteristics and do not otherwise conflict with its duties as an investment manager.

     The Company seeks to maximize yield through the use of leverage, consistent with maintaining an acceptable level of risk. Although there may be limits to the leverage that can be applied to certain of the

Company's assets, the Company does not intend to exceed a debt-to-equity ratio of 5:1. At December 31, 2000, the Company's debt-to-equity ratio (treating the Convertible Trust Preferred Securities as a component of equity) was 1.07:1.

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

Principal Investment Categories
- -------------------------------

     Set forth below is a further description of the characteristics of the Business Assets and Other Investments emphasized in the Company's current business plan, either as a principal or as an investment manager.

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

     Mezzanine Loans. The Company seeks to take advantage of opportunities to provide mezzanine financing on commercial property that is subject to first lien mortgage debt. The Company believes that there is a growing need for mezzanine capital (i.e., capital representing the level between 60% and 90% of property value) as a result of current commercial mortgage lending practices setting loan-to-value targets as low as 60%. The Company's mezzanine financing takes the form of subordinated loans, commonly known as second mortgages, or, in the case of loans originated for securitization, partnership loans (also known as pledge loans) or can represent subordinated investments in real estate operating companies which may take the form of secured or unsecured debt, preferred stock and other hybrid investments. For example, on a commercial property subject to a first lien mortgage loan with a principal balance equal to 60% of the value of the property, the Company could lend the owner of the property (typically a partnership) an additional 20% of the value of the property. The Company believes that as a result of (i) the significant changes in the lending practices of traditional commercial real estate lenders, primarily relating to more conservative loan-to-value ratios, and (ii) the significant increase in securitized lending with strict loan-to-value ratios imposed by the rating agencies, there will continue to be an increasing demand for mezzanine capital by property owners.

     Typically in a Mezzanine Loan, as security for its debt to the Company, the property owner would pledge to the Company either the property subject to the first lien (giving the Company a second lien position typically subject to an inter-creditor agreement) or the limited partnership and/or general partnership interest in the owner. If the owner's general partnership interest were pledged, then the Company would be in a position to take over the operation of the property in the event of a default by the owner. By borrowing against the additional value in their properties, the property owners obtain an additional level of liquidity to apply to property improvements or alternative uses. Mezzanine Loans generally provide the Company with the right to receive a stated interest rate on the loan balance plus various commitment and/or exit fees. In certain instances, the Company may negotiate to receive a percentage of net operating income or gross revenues from the property, payable to the Company on an ongoing basis, and a percentage of any increase in value of the property, payable upon maturity or refinancing of the loan, or the Company will otherwise seek terms to allow the Company to charge an interest rate that would provide an attractive risk-adjusted return.

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

     The credit quality of CMBS depends on the credit quality of the underlying mortgage loans forming the collateral for the securities. CMBS are backed generally by a limited number of commercial or multifamily mortgage loans with larger principal balances than those of single-family mortgage loans. As a result, a loss on a single mortgage loan underlying a CMBS will have a greater negative effect on the yield of such CMBS, especially the Subordinated Interests in such CMBS.

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

     The Company believes that it will not be, and intends to conduct its operations so as not to become, regulated as an investment company under the Investment Company Act. The Investment Company Act generally exempts entities that are "primarily engaged in purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). The Company intends to rely on current interpretations by the staff of the Commission in an effort to qualify for this exemption. To comply with the foregoing guidance, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests and also may be required to maintain an additional 25% in Qualifying Interests or other real estate-related assets. Generally, the Mortgage Loans and certain of the Mezzanine Loans and Certificated Mezzanine Investments in which the Company may invest constitute Qualifying Interests. While Subordinated Interests generally do not constitute Qualifying Interests, the Company may seek to structure such investments in a manner where the Company believes such Subordinated Interests may constitute Qualifying Interests. The Company may seek, where appropriate, (i) to obtain foreclosure rights or other similar arrangements (including obtaining Special Servicing Rights before or after acquiring or becoming a rated special servicer) with respect to the underlying mortgage loans, although there can be no assurance that it will be able to do so on acceptable terms or (ii) to acquire Subordinated Interests collateralized by whole pools of mortgage loans. As a result of obtaining such rights or whole pools of mortgage loans as collateral, the Company believes that the related Subordinated Interests will constitute Qualifying Interests for purposes of the Investment Company Act. The Company may, however, seek an exemptive order, no-action letter or other form of interpretive guidance from the Commission or its staff on this position. Any decision by the Commission or its staff advancing a position with respect to whether such Subordinated Interests constitute Qualifying Interests that differs from the position taken by the Company could have a material adverse effect on the Company.

     Other  Investments.  The Company may also pursue a variety of complementary commercial real estate and finance-related businesses and investments in furtherance of executing its current business plan. Such activities include, but are not limited to, investments in other classes of mortgage-backed securities, distressed investing in non-performing and sub-performing loans and fee owned commercial real property, whole loan acquisition programs, foreign real estate-related asset investments, note financings, environmentally hazardous lending, operating company investing/lending, construction and rehabilitation lending and other types of financing activity. Any lending with regard to the foregoing may be on a secured or an unsecured basis and will be subject to risks similar to those attendant to investing in Mortgage Loans, Mezzanine Loans, Certificated Mezzanine Investments and Subordinated Interests. The Company seeks to maximize yield by managing credit risk by employing its credit underwriting procedures, although there can be no assurance that the Company will be successful in this regard. The Company is investigating potential business acquisition opportunities that it believes will complement the Company's operations including equity and mortgage REITS (in order to facilitate and/or accelerate the Company electing REIT status for tax purposes), and other firms engaged in commercial loan origination, loan servicing, mortgage banking, financing activities, real estate loan and property acquisitions and real estate investment banking and advisory services similar to or related to the services provided by the Company. No assurance can be given that any such transactions will be negotiated or completed or that any business acquired can be efficiently integrated with the Company's ongoing operations.

Portfolio Management
- --------------------

     As a principal or through its investment management business, the following describes certain of the portfolio management practices that the Company may employ from time to time to earn income, facilitate portfolio management (including managing the effect of maturity or interest rate sensitivity) and mitigate risk (such as the risk of changes in interest rates). There can be no assurance that the Company will not amend or deviate from these policies or adopt other policies in the future.

     Leverage and Borrowing. The success of the Company's current business plan is dependent upon the Company's ability to use leverage to finance its portfolio of invested assets and make future investments in Mezzanine Funds. The Company believes that its investment management business strategy will reduce the Company's dependence on financial leverage since the Mezzanine Funds do not currently intend to employ leverage to the same extent historically utilized by the Company. The Company leverages its assets through the use of, among other things, bank credit facilities including the Credit Facilities, secured and unsecured borrowings, repurchase agreements and other borrowings. When there is an expectation that such leverage will benefit the Company, such borrowings may have recourse to the Company in the form of guarantees or other obligations. If changes in market conditions cause the cost of such financing to increase relative to the income that can be derived from investments made with the proceeds thereof, the Company may reduce the amount of leverage it utilizes. Obtaining the leverage required to execute the current business plan requires the Company to maintain interest coverage ratios and other covenants meeting market underwriting standards. In leveraging its portfolio, the Company plans not to exceed a debt-to-equity ratio of 5:1. The Company has also agreed it will not incur any indebtedness if the Company's debt-to-equity ratio would exceed 5:1 without the prior written consent of the holders of a majority of the outstanding Preferred Stock (as hereinafter defined).

     Leverage creates an opportunity for increased income, but at the same time creates special risks. For example, leveraging magnifies changes in the net worth of the Company. Although the amount owed will be fixed, the Company's assets may change in value during the time the debt is outstanding. Leverage creates interest expense for the Company that can exceed the revenues from the assets retained. To the extent the revenues derived from assets acquired with borrowed funds exceed the interest expense incurred by the Company, the Company's net income will be greater than if borrowed funds had not been used. Conversely, if the revenues from the assets acquired with borrowed funds are not sufficient to cover the cost of borrowing, the Company's net income will be less than if borrowed funds had not been used.

     In order to grow and enhance its return on equity, the Company currently utilizes three primary sources of leverage: the Credit Facilities, the Term Redeemable Securities Contract and repurchase agreements.

     Credit Facilities. The Company has two Credit Facilities (as hereinafter defined) under which it can borrow funds to finance the origination or acquisition of loan and investment assets. At December 31, 2000, the Company had $173.6 million of outstanding borrowings under the Credit Facilities. On
December 31, 2000, the unused portion of the Credit Facilities amounted to $474.8 million providing the Company with adequate liquidity for its short-term needs.

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

     Repurchase Agreements. At December 31, 2000, the Company had one existing repurchase agreement and may enter into other such agreements under which the Company would sell assets to a third party with the commitment that the Company repurchase such assets from the purchaser at a fixed price on an agreed date. Repurchase agreements may be characterized as loans to the Company from the other party as the underlying assets secure them. The repurchase price reflects the purchase price plus an agreed market rate of interest, which is generally paid on a monthly basis.

Interest Rate Management Techniques
- -----------------------------------

     The Company has engaged in and will continue to engage in a variety of interest rate management techniques for the purpose of managing the effective interest rate of its assets and/or liabilities. These techniques also may be used to attempt to protect against declines in the market value of the Company's assets resulting from general trends in debt markets. Any such transaction is subject to risks and may limit the potential earnings on the Company's loans and investments in real estate-related assets. Such techniques include interest rate swaps (the exchange of fixed-rate payments and floating-rate payments) and interest rate caps. The Company employs the use of correlated hedging strategies to limit the effects of changes in interest rates on its operations, including engaging in interest rate swaps and interest rate caps to minimize its exposure to changes in interest rates. Amounts arising from the differential are recognized as an adjustment to the interest income related to the earning asset. In June 1998, the FASB issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, although earlier application is permitted. The Company plans to adopt SFAS No. 133 effective January 1, 2001. Based upon the Company's derivative positions, which are considered effective hedges, the Company estimates that had it adopted the statement on January 1, 2000, it would have reported accumulated other comprehensive loss of $10,705,000 at December 31, 2000, and net income and other comprehensive income of $9,761,000 and $5,383,000, respectively, for the year then ended.

Factors that may Affect the Company's Business Strategy
- -------------------------------------------------------

     The success of the Company's business strategy depends in part on important factors, many of which are not within the control of the Company. Both the Company's principal business and its investment management business will be affected by, among other things: the availability of desirable loan and investment opportunities, the amount of available capital, the level and volatility of interest rates and credit spreads, the ability to grow its portfolio of invested assets through the use of leverage, conditions in the financial markets and general economic conditions. There can also be no assurances as to the effects of unanticipated changes in any of the foregoing. There can be no assurance that the Company will be able to obtain and maintain targeted levels of leverage or that the cost of debt financing will increase relative to the income generated from the assets acquired with such financing and cause the Company to reduce the amount of leverage it utilizes. The Company risks the loss of some or all of its assets or a financial loss if the Company is required to liquidate assets at a commercially inopportune time.

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

     Further, the Company has recently commenced its investment management operation and therefore confronts risks associated with any start-up operation as well as risks specifically related to the investment management business, including but not limited to, the portfolio risks discussed above, the Company's ability to raise private equity capital, successfully manage and invest the capital raised and obtain the desired leverage for such funds.

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

Competition
- -----------

     The Company is engaged in a highly competitive business. The Company competes for loan and investment opportunities with numerous public and private real estate investment vehicles, including financial institutions (such as mortgage banks, pension funds, opportunity funds and REITs) and other institutional investors, as well as individuals. Many competitors are significantly larger than the Company, have well established operating histories and may have access to greater capital and other resources. In addition, the real estate, advisory and investment management services industries are highly competitive and there are numerous well-established competitors possessing substantially greater financial, marketing, personnel and other resources than the Company. The Company competes with other investment management companies in attracting capital for its co-sponsored Mezzanine Funds.

Government Regulation
- ---------------------

     The Company's activities, including the financing of its operations, are subject to a variety of federal and state regulations such as those imposed by the Federal Trade Commission and the Equal Credit Opportunity Act. In addition, a majority of states have ceilings on interest rates chargeable to customers in financing transactions.

Employees
- ---------

     As of December 31, 2000, the Company employed 15 full-time professionals, one part-time professional and five other full-time employees. None of the Company's employees are covered by a collective bargaining agreement and management considers the relationship with its employees to be good.

- ------------------------------------------------------------------------------

Item 2.           Properties
- ------------------------------------------------------------------------------

     The Company's principal executive and administrative offices are located in approximately 11,885 square feet of office space leased at 410 Park Avenue, 14th Floor, New York, New York 10022 and its telephone number is (212) 655-0220. The lease for such space expires in June 2008. The Company believes that this office space is suitable for its current operations for the foreseeable future.


- ------------------------------------------------------------------------------

Item 3.           Legal Proceedings
- ------------------------------------------------------------------------------

     The Company is not a party to any material litigation or legal proceedings, or to the best of its knowledge, any threatened litigation or legal proceedings, which, in the opinion of management, individually or in the aggregate, would have a material adverse effect on its results of operations or financial condition.

- ------------------------------------------------------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------------------------

     (a). The Company held its 2000 annual meeting of stockholders on December 14, 2000.

     (b) and (c). Stockholders acted on the following proposals:

           1. To elect twelve directors (identified in the table below) to serve until the next annual meeting of stockholders or until such directors' successors are elected and shall have been duly qualified ("Proposal 1"); and

           2. To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2000 ("Proposal 2").

     The following table sets forth the number of votes in favor, the number of votes opposed, the number of abstentions (or votes withheld in the case of the election of trustees) and broker non-votes with respect to each of the foregoing proposals.

     Proposal       Votes in Favor  Votes Opposed  Abstentions      Broker
                                                    (Withheld)    Non-Votes
Proposal 1
  Samuel Zell         14,590,354         --           47,129         --
  Jeffrey A. Altman   14,590,354         --           47,129         --
  Thomas E.
Dobrowski             14,590,354         --           47,129         --
  Martin L. Edelman   14,590,354         --           47,129         --
  Gary R.
Garrabrant            14,590,354         --           47,129         --
  Craig M. Hatkoff    14,590,354         --           47,129         --
  John R. Klopp       14,541,401         --           96,082         --
  Susan M. Lewis      14,590,354         --           47,129         --
  Sheli Z.
Rosenberg             14,590,354         --           47,129         --
  Steven Roth         14,590,354         --           47,129         --
  Lynne B. Sagalyn    14,590,354         --           47,129         --
  Michael Watson      14,590,354         --           47,129         --

Proposal 2            14,621,061         4,881        11,541         --

                                     PART II
- ------------------------------------------------------------------------------

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters
- ------------------------------------------------------------------------------

     The Company's class A common stock, par value $0.01 per share ("Class A Common Stock") is listed on the New York Stock Exchange ("NYSE"). The trading symbol for the Class A Common Stock is "CT". The Company had approximately 1,500 stockholders-of-record at March 30, 2001.

     The table below sets forth, for the calendar quarters indicated, the reported high and low sale prices of the Class A Common Stock, and prior to the Reorganization (as hereinafter defined) in 1998, of the Predecessor's Class A Common Shares (as hereinafter defined) as reported on the NYSE based on published financial sources.

                                                  High       Low
          1998
          First Quarter.........................  11 1/4     9
          Second Quarter........................  11 7/8     9 1/16
          Third Quarter.........................   9 9/16    4 7/16
          Fourth Quarter........................   7 3/8     4 3/8

          1999
          First Quarter.........................   6         4
          Second Quarter........................   5 7/8     3 3/4
          Third Quarter.........................   4 15/16   3 5/8
          Fourth Quarter........................   5         3 7/8

          2000
          First Quarter.........................   4 9/16    3 5/8
          Second Quarter........................   4         3 1/4
          Third Quarter.........................   4 5/8     3 3/4
          Fourth Quarter........................   4 15/16   4 1/8

     No dividends were paid on the Company's Class A Common Stock, Class B Common Stock (as hereinafter defined) or on the Predecessor's Class A Common Shares in 1998, 1999 or 2000 and the Company does not expect to declare or pay dividends on its Common Stock in the foreseeable future. The Company's current policy with respect to dividends is to reinvest earnings to the extent that such earnings are in excess of the dividend requirements on the Class A Preferred Stock and Class B Preferred Stock (as hereinafter defined). Unless all accrued dividends and other amounts then accrued through the end of the last dividend period and unpaid with respect to preferred stock have been paid in full, the Company may not declare or pay or set apart for payment any dividends on common stock. The Company's charter provides for a semi-annual dividend of $0.1278 per share on the Preferred Stock based on a dividend rate of 9.5% or $1,615,000 annually based upon the stock outstanding at March 30, 2001.

- ------------------------------------------------------------------------------

Item 6.           Selected Financial Data
- ------------------------------------------------------------------------------

     Prior to July 1997, the Company operated as a real estate investment trust ("REIT") originating, acquiring, operating and holding income-producing real property and mortgage-related investments. The following selected financial data relating to the Company have been derived from the historical financial statements as of and for the years ended December 31, 2000, 1999, 1998, 1997, and 1996. Other than the data for the years ended December 31, 2000, 1999 and 1998, the following data does not reflect the results of the acquisition of Victor Capital (as hereinafter defined) and the Predecessor's issuance of 12,267,658 Preferred Shares (as hereinafter defined) for $33 million, both of which occurred on July 15, 1997, or the Predecessor's public securities offering of 9,000,000 new Class A Common Shares completed in December 1997. Prior to March 8, 2000, the Company did not serve as investment manager for any Mezzanine Funds and only the Company's historical financial information, as of and for the year ended December 31, 2000 reflects any operating results from its investment management business. For these reasons, the Company believes that except for the information for the year ended December 31, 2000, the following information is not indicative of the Company's current business.

                                                                   Years Ended December 31,
                                                             -------------------------------------------------
                                                               2000     1999       1998       1997       1996
                                                             -------  -------     -------    --------  -------
STATEMENT OF OPERATIONS DATA:                               (in thousands, except for per share data)
REVENUES:
Interest and investment income............................   $88,433   $89,839    $63,954   $ 6,445    $ 1,136
Income from equity investments in Fund I..................     1,530       --         --         --         --
Advisory and investment banking fees......................     3,920    17,772     10,311     1,698         --
Management fees from Fund I...............................       373       --         --         --         --
Rental income.............................................       --        --         --        307      2,019
Gain (loss) on sale of fixed assets and investments.......       (64)       35        --       (432)     1,069
                                                             --------- --------   --------   --------  -------
  Total revenues..........................................    94,192   107,646     74,265     8,018      4,224
                                                             --------- --------   --------   --------  -------
OPERATING EXPENSES:
Interest..................................................    36,931    39,791     27,665     2,379        547
General and administrative................................    15,439    17,345     17,045     9,463      1,503
Rental property expenses..................................       --        --         --        124        781
Provision for possible credit losses......................     5,478     4,103      3,555       462      1,743
Depreciation and amortization.............................       902       345        249        92         64
                                                             --------- --------   --------  --------   -------
  Total operating expenses................................    58,750    61,584     48,514    12,520      4,638
                                                             --------- --------   -------   --------   -------
Income (loss) before income tax expense and
  distributions and amortization on Convertible
  Trust Preferred Securities..............................    35,442    46,062     25,751    (4,502)     (414)
Income tax expense........................................    17,760    22,020      9,367        55        --
                                                             --------- --------   -------   --------   -------
Income (loss) before
  distributions and amortization on Convertible Trust
  Preferred Securities....................................    17,682    24,042     16,384    (4,557)     (414)
Distributions and amortization on Convertible Trust
  Preferred Securities, net of income tax benefit.........     7,921     6,966      2,941       --         --
                                                             -------- ---------   -------   --------   -------
NET INCOME (LOSS).........................................     9,761    17,076     13,443    (4,557)     (414)
Less: Preferred Stock dividend and
  dividend requirement....................................     1,615     2,375      3,135      1,471      --
                                                             --------- --------   -------   ---------  -------
Net income (loss) allocable to
  Common Stock............................................    $8,146   $14,701    $10,308   $ (6,028)  $ (414)
                                                             ========= ========   =======   =========  =======
PER SHARE INFORMATION:
Net income (loss) per share of
  Common Stock:
   Basic..................................................    $ 0.35   $  0.69    $  0.57   $  (0.63)  $(0.05)
                                                             ========= ========   ========  =========  =======
   Diluted................................................    $ 0.33   $  0.55    $  0.44   $  (0.63)  $(0.05)
                                                             ========= ========   =======   =========  =======
Weighted average shares of
  Common Stock outstanding:
   Basic.................................................     23,171    21,334     18,209      9,527     9,157
                                                             ========= ========   ========   ========  =======
   Diluted...............................................     29,692    43,725     30,625      9,527     9,157
                                                             ========= ========   ========   ========  =======

                                                                        As of December 31,
                                                             -----------------------------------------------
                                                               2000      1999      1998      1997      1996
                                                             -------   --------  --------  ---------- -------
BALANCE SHEET DATA:
Total assets............................................    $644,392   $827,808  $766,438   $317,366  $30,036
Total liabilities.......................................     338,584    522,925   472,207    174,077    5,565
Convertible Trust Preferred
  Securities............................................     147,142    146,343   145,544        --      --
Stockholders' equity....................................     158,666    158,540   148,687    143,289   24,471


- ------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
- ------------------------------------------------------------------------------

Overview
- --------

     Prior to July 1997, the Company operated as a REIT, originating, acquiring, operating and holding income-producing real property and mortgage-related investments. Since July 1997, the Company has pursued a new strategic direction operating as a finance company designed primarily to take advantage of high-yielding mezzanine investments and other real estate asset and finance opportunities in commercial real estate. At that time, the Company elected to no longer qualify for treatment as a REIT for federal income tax purposes. Consequently, the results for the year ended December 31, 1998 reflect partial year real estate finance and advisory operations. The results for the years ended December 31, 2000 and 1999 reflect full year real estate finance and advisory operations.

     The Company is successor to Capital Trust, a California business trust (the "Predecessor"), following consummation of the reorganization on January 28, 1999, whereby the Predecessor ultimately merged with and into the Company, which thereafter continued as the surviving Maryland corporation (the "Reorganization"). Unless the context otherwise requires, hereinafter references to the business, assets, liabilities, capital structure, operations and affairs of the Company include those of the Predecessor prior to the Reorganization.

Ownership and Capital Changes
- -----------------------------

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

     In December 1997, the Predecessor completed a public securities offering of 9,000,000 new Class A Common Shares in the Company at $11.00 per share raising approximately $91.4 million in net proceeds (the "Offering"). In July 1998, the Company completed a private placement of $150 million of Convertible Trust Preferred Securities that are convertible into Class A Common Stock (as hereinafter defined) at a conversion price of $11.70 per share. The Company raised approximately $145.2 million in net proceeds from the private placement transaction.

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

     Until August 10, 1999 (the "Conversion Date"), Veqtor owned 6,959,593 of the outstanding shares of Class A Common Stock and all 12,267,658 of the outstanding shares of Class A Preferred Stock. Veqtor was then controlled by the chairman of the board, the vice chairman and chief executive officer and the then vice chairman and chairman of the executive committee of the board of directors of the Company in their capacities as the persons controlling the common members of Veqtor. Prior to the Conversion Date, the common members owned approximately 48% of the equity ownership of Veqtor and three commercial banks, as preferred members of Veqtor, owned the remaining 52% of the equity ownership of Veqtor.

     On the Conversion Date, in accordance with a commitment made by Veqtor and its common members, Veqtor redeemed the outstanding preferred units in Veqtor held by its preferred members in exchange for their pro rata share of the Company's stock owned by Veqtor. Due to the regulatory status of the redeemed preferred members as bank holding companies or affiliates thereof, prior to effecting the transfer of stock upon the redemption, Veqtor was obligated to convert 2,293,784 shares of Class A Common Stock into an equal number of shares of class B common stock, par value $0.01 per share ("Class B Common Stock") and 4,043,248 shares of Class A Preferred Stock into an equal number of shares of class B 9.5% cumulative convertible preferred stock, par value $0.01 per share ("Class B Preferred Stock"). Pursuant to provisions of the Company's charter relating to compliance with the Bank Holding Company Act of 1956, as amended ("BHCA"), bank holding companies or their affiliates can own no more than 4.9% of the voting stock of the Company. Therefore, in connection with the redemption, the redeemed preferred members received 1,292,103 shares of Class A Common Stock, 2,293,784 shares of non-voting Class B Common Stock, 2,277,585 shares of Class A Preferred Stock and 4,043,248 shares of non-voting Class B Preferred Stock. After the Conversion Date, until the Separation Transaction (as defined below), the common members of Veqtor owned 100% of the equity ownership of Veqtor.

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

     In December 1999, a series of coordinated transactions (the "Separation Transaction") were effected in which beneficial ownership of an aggregate of 6,128,243 shares of the 9,320,531 shares of Class A Common Stock previously owned by Veqtor prior to the Separation Transaction were transferred to partnerships controlled by the then vice chairman and chief executive officer of the Company (the "Klopp LP"), the vice chairman and chairman of the executive committee of the board of directors of the Company (the "Hatkoff LP") and certain of the former partners of CTILP (the "Other Partnerships"). Each of partnerships acquired direct beneficial ownership of such number of shares of Class A Common Stock equal to the number of shares in which the persons currently controlling such partnerships held an indirect pecuniary interest prior to the Separation Transaction. Veqtor retained direct beneficial ownership of 3,192,888 shares of Class A Common Stock, which represents the number of shares in which the persons then controlling Veqtor held an indirect pecuniary interest prior to the Separation Transaction.

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

Strategic Venture with Citigroup
- --------------------------------

     On March 8, 2000, the Company and certain of its wholly owned subsidiaries entered into a strategic venture with affiliates of Citigroup, following which it commenced its new investment management business. The venture parties have agreed, among other things, to co-sponsor, commit to invest capital in, and manage a series of high-yield commercial real estate mezzanine investment funds (collectively, the "Mezzanine Funds"). Citigroup and the Company have made capital commitments to the Mezzanine Funds of up to an aggregate of $400.0
million  and  $112.5  million,  respectively,   subject  to  certain  terms  and
conditions.

     The strategic venture is governed by a venture agreement, dated as of March 8, 2000 (the "Venture Agreement"), pursuant to which the parties have created CT Mezzanine Partners I LLC ("Fund I"), to which a Citigroup affiliate and a wholly owned subsidiary of the Company, as members thereof, have made capital commitments of $150 million and $50 million, respectively, to be invested in stages upon approval by both members of each investment to be made by Fund I. A wholly owned subsidiary of the Company, CTIMCO, serves as the exclusive investment manager to Fund I and is currently identifying and negotiating suitable investments for the fund. Additionally, Citigroup affiliates and subsidiaries of the Company have agreed to make additional capital commitments of up to $250.0 million and $62.5 million, respectively, to fund future Mezzanine Funds sponsored pursuant to the Venture Agreement that close prior to December 31, 2001. These commitments are subject to the amount of third-party capital commitments and other conditions contained in the Venture Agreement.

     In consideration of, among other things, Citigroup's $400 million aggregate capital commitment to the Mezzanine Funds, the Company agreed in the Venture Agreement to issue affiliates of Citigroup warrants to purchase shares of Class A Common Stock. In connection with the organization of Fund I, the Company issued a warrant to purchase 4.25 million shares of Class A Common Stock at $5.00 per share. The foregoing warrant has a term of five years that expires on March 8, 2005 and became exercisable on March 8, 2001, either for cash or pursuant to a cash-less exercise feature. In connection with the organization of subsequent Mezzanine Funds that close before December 31, 2001, the Company agreed, subject to stockholder approval, which was received on June 21, 2000, to issue additional warrants to purchase up to 5.25 million shares of Class A Common Stock on the same terms as the initial warrant; the number of shares subject to such warrants to be determined pursuant to a formula based on the aggregate dollar amount of capital commitments made by affiliates of Citigroup and clients of Citibank's private bank.

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

     In connection with the modification, the then outstanding Convertible Trust Preferred Securities were canceled and new variable step up convertible trust preferred securities with an aggregate liquidation amount of $150,000,000 (the "New Convertible Trust Preferred Securities") were issued to the holders of the canceled securities in exchange therefore, and the Convertible Debentures were canceled and new 8.25% step up convertible junior subordinated debentures in the aggregate principal amount of $92,524,000 (the "New Convertible Debentures") and new 13% step up non-convertible junior subordinated debentures in the aggregate principal amount of $62,126,000 (the "New Non-Convertible Debentures" and together with the New Convertible Debentures, the "New Debentures") were issued to the Trust, as the holder of the canceled bonds, in exchange therefore. The liquidation amount of the New Convertible Trust Preferred Securities is divided into $89,742,000 of convertible amount (the "Convertible Amount") and $60,258,000 of non-convertible amount (the "Non-Convertible Amount"), the distribution, redemption and, as applicable, conversion terms of which, mirror the interest, redemption and, as applicable, the conversion terms of the New Convertible Debentures and the New Non-Convertible Debentures, respectively, held by the Trust.

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

     The Company believes that its new business venture with Citigroup emphasizes its strengths and provides it with the building blocks for a scalable platform for high quality earnings growth. It also shifts the Company's focus from that of a "balance sheet" lender to that of an investment manager. The investment management business, as structured with Citigroup, also allows the Company to access the private equity markets as a source of fresh capital to fund its business. The venture further provides the potential for significant operating leverage allowing the Company to grow earnings and to increase return on equity without incurring substantial portfolio risk.

Overview of Financial Condition
- -------------------------------

     In 2000, the Company funded $14.2 million of commitments and additional borrowings under three existing loans. The Company received full satisfaction of seven loans and a Certificated Mezzanine Investment totaling $147.2 million and partial repayments on nine loans and a Certificated Mezzanine Investment totaling $45.1 million. At December 31, 2000, the Company had outstanding loans, Certificated Mezzanine Investments and CMBS totaling approximately $600 million and additional commitments for fundings on outstanding loans of approximately $5.1 million.

     The Company believes that its loans and investments provide investment yields within the Company's target range of 500 to 700 basis points above LIBOR. The Company maximizes its return on equity by utilizing its existing cash on hand and then employing leverage on its investments. The Company may make loans and investments with yields that fall outside of the investment range set forth above, but that correspond with the level of risk perceived by the Company to be inherent in such investments.

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

     Through December 31, 2000, the Company has made equity contributions to Fund I of $33,214,000 of which Fund I has returned $13,107,000 for net equity contributions of $20,107,000. The Company's portion of Fund I's net income amounted to $1,530,000. The Company has capitalized costs totaling $4,752,000 that will be amortized over the anticipated lives of the Mezzanine Funds. As of December 31, 2000, Fund I has loans outstanding totaling $119,622,000, all of which are performing in accordance with the terms of the loan agreements.

     In April 2000, the Company increased its level of resources devoted to its new investment management business and reduced resources devoted to its investment banking and advisory operations. As a result, the Company determined that there has been a decline in the value of the acquired enterprise and the Company wrote off the remaining value of the excess of purchase price over net tangible assets acquired. This additional $275,000 write-off was recorded as additional amortization expense in the year ended December 31, 2000.

     The Company is party to two credit agreements with commercial lenders (the "First Credit Facility" and the "Second Credit Facility", (together the "Credit Facilities")) that after amendments provide for $655 million of credit. The First Credit Facility provides for a $355 million line of credit with maturity in February 2002 with an automatic one-year amortizing extension option, if not otherwise extended. The Second Credit Facility provides for a $300 million line of credit. Effective June 30, 2000, the expiration of such credit facility was extended from June 2000 to June 2001, with an automatic nine-month amortizing extension option, if not otherwise extended.

     The Credit Facilities provide for advances to fund lender-approved loans and investments made by the Company ("Funded Portfolio Assets"). The obligations of the Company under the Credit Facilities are secured by pledges of the Funded Portfolio Assets acquired with advances under the Credit Facilities. Borrowings under the Credit Facilities bear interest at specified rates over LIBOR, which rates may fluctuate, based upon the credit quality of the Funded Portfolio Assets. Future repayments and redrawdowns of amounts previously subject to the drawdown fee will not require the Company to pay any additional fees. The Credit Facilities provide for margin calls on asset-specific borrowings in the event of asset quality and/or market value deterioration as determined under the Credit Facilities. The Credit Facilities contain customary representations and warranties, covenants and conditions and events of default. The Credit Facilities also contain a covenant obligating the Company to avoid undergoing an ownership change that results in Craig M. Hatkoff, John R. Klopp or Samuel Zell no longer retaining their senior offices and directorships with the Company and practical control of the Company's business and operations. The providers of the Credit Facilities have notified the Company that the resignation of Craig M. Hatkoff on December 29, 2000 is not an event of non-compliance with the foregoing covenant.

     At December 31, 2000, the Company had $173.6 million of outstanding borrowings under the Credit Facilities as compared to $343.3 million at December 31, 1999. The decrease of $169.7 million in the amount outstanding under the Credit Facilities from the amount outstanding at December 31, 1999 was due to the significant loan repayments received.

     A $10.9 million repurchase obligation outstanding at December 31, 1999 that matured in March 2000 and was extended to May 2000 was satisfied in May 2000 when the Certificated Mezzanine Investment was satisfied by the borrower. During the second quarter of 2000, the remaining repurchase obligation's maturity was extended to May 2001. This repurchase obligation relates to an asset sold by the Company with a carrying amount of $22.4 million, which approximates the asset's market value, for which, the Company has a liability to repurchase the asset for $16.6 million. The interest rate in effect for the repurchase obligation at September 30, 2000 was 8.32%.

     At December 31, 2000, the Company has entered into interest rate swap agreements for notional amounts totaling approximately $233.0 million with two investment grade financial institution counterparties whereby the Company swapped fixed rate instruments, which averaged approximately 6.02% at December 31, 2000, for floating rate instruments equal to LIBOR which averaged approximately 6.73% at December 31, 2000. During the year ended December 31, 2000, the Company terminated a swap in connection with the payoff of a loan resulting in a receipt of $322,000, which was recorded as an increase in interest income for the year. The agreements mature at varying times from September 2001 to December 2014 with a remaining average term of 118 months.

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

     During March 2000, the Company announced a share repurchase program under which the Company may purchase, from time to time, up to two million shares of the Company's Class A Common Stock. In May 2000, the Company announced an increase in the number of shares in its share repurchase program to four million shares. As of December 31, 2000, the Company had purchased and retired 2,564,400 shares of the Company's Class A Common Stock at an average price of $4.14 per share (including commissions) pursuant to the repurchase program. The Company has and will continue to fund share repurchases with available cash.

     Now that the Company's new investment management business has commenced and Fund I's asset origination and acquisition activities are ongoing under the management of CTIMCO, the Company will not reinvest directly for its own portfolio the working capital derived from maturing loans and investments, unless otherwise approved or permitted by the Mezzanine Funds. Pursuant to the Venture Agreement, the Company will source potential investment opportunities to Fund I or Fund II, when closed, and will use such working capital to make its contributions to the funds as and when required. Therefore, if the amount of the Company's maturing loans and investments increases significantly before excess capital is invested in the funds, or otherwise accretively deployed, the Company may experience temporary shortfalls in revenues and lower earnings until offsetting revenues are derived from the funds.

Results of Operations for the Years Ended December 31, 2000 and 1999
- --------------------------------------------------------------------

     The Company reported net income allocable to shares of Common Stock of $8,146,000 for the year ended December 31, 2000, a decrease of $6,555,000 from the net income allocable to shares of Common Stock of $14,701,000 for the year ended December 31, 1999. This change was primarily the result of a decrease in advisory and investment banking fees, partially offset by the additional revenue generated from the investment in and management of Fund I.

     Interest and related income from loans and other investments amounted to $87,685,000 for the year ended December 31, 2000, a decrease of $905,000 from the $88,590,000 amount for the year ended December 31, 1999. While average interest earning assets decreased from approximately $749.7 million for the year ended December 31, 1999 to approximately $681.5 million for the year ended December 31, 2000, the interest rate earned on such assets increased from 11.8% in 1999 to 12.8% in 2000. During the year ended December 31, 2000, the Company recognized an additional $4,726,000 on the early repayment of seven loans, while during the year ended December 31, 1999, the Company recognized an additional $3,976,000 on the early repayment of five loans. Also in 2000, two loans were in non-accrual status, which reduced interest income by $867,000 for the year ended December 31, 2000. Without this additional interest income (offset by the forgone interest on the non-accrual loans in 2000), the earning rate for 2000 would have been 12.3% versus 11.3% for 1999. This increase is due primarily to an increase in the average LIBOR rate from 5.25% for 1999 to 6.41% for 2000.

     During the second quarter of 2000, Fund I commenced operations and for the year ended December 31, 2000, the Company earned $1,530,000 on its equity investment in the fund.

     Interest and related expenses amounted to $36,712,000 for the year ended December 31, 2000, a decrease of $2,742,000 over the $39,454,000 amount for the year ended December 31, 1999. The decrease in expense was due to a decrease in the amount of average interest bearing liabilities outstanding from approximately $471.8 million for the year ended December 31, 1999 to approximately $393.2 million for the year ended December 31, 2000, offset by an increase in the average rate paid on interest bearing liabilities from 8.3% to 9.3% for the same periods. The increase in the average rate is consistent with the increase in the average LIBOR rate for the Company's variable rate liabilities for the same periods.

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

     During the years ended December 31, 2000 and 1999, the Company recognized $7,921,000 and $6,966,000, respectively, of net expenses related to the Convertible Trust Preferred Securities. This amount consisted of distributions to the holders totaling $14,246,000 and $12,375,000, respectively, and amortization of discount and origination costs totaling $799,000 and $799,000, respectively, during the years ended December 31, 2000 and 1999. This was partially offset by a tax benefit of $7,124,000 and $6,208,000 during the years ended December 31, 2000 and 1999, respectively.

     During the year ended December 31, 2000, other revenues decreased $14,079,000 to $4,977,000 from $19,056,000 in the same period of 1999. This decrease was primarily due to the reduction in advisory and investment banking fees generated by Victor Capital and its related subsidiaries. The significant reduction in resources devoted to the Company's investment banking and advisory operations following the transition to its new investment management business, which generated $373,000 of investment management fees in 2000, is expected to eliminate advisory and investment banking fee earning opportunities in the future.

     Other expenses decreased from $22,130,000 for the year ended December 31, 1999 to $22,038,000 for year ended December 31, 2000. As the Company transitioned to its new investment management business, it incurred one-time expenses of $2.1 million that were included in general and administrative expenses and wrote-off the remaining $275,000 of the excess of purchase price for Victor Capital over net tangible assets acquired, net. When these special one-time expenses are removed from other expenses, recurring other expenses for the year ended December 31, 2000 decreased $2.5 million from the same period in the prior year. During March 1999, to reduce general and administrative expenses to a level in line with budgeted business activity, the Company reduced its workforce by approximately 30% and recorded a restructuring charge of $650,000. This, along with a decrease in average staffing levels, primarily accounted for the decrease in recurring general and administrative expenses. During the period ended December 31, 2000, the Company had an average of 24 full time employees as compared to an average of 34 during the period ended December 31, 1999. The Company had 20 full time employees and one part time employee at December 31, 2000. The Company anticipates adding additional personnel to its staff in 2001 to support the investment management of future funds. The increase in the provision for possible credit losses from $4,103,000 for the year ended December 31, 1999 to $5,478,000 for the year ended December 31, 2000 was due to additional reserves taken for non-performing loans at December 31, 2000. Management believes that the reserve for possible credit losses is adequate.

     For the years ended December 31, 2000 and 1999, the Company accrued income tax expense of $17,760,000 and $22,020,000, respectively, for federal, state and local income taxes. The increase in the effective tax rate (from 47.8% to 50.1%) was primarily due to higher levels of compensation in excess of deductible limits.

     The preferred stock dividend and dividend requirement arose in 1997 as a result of the Company's issuance of $33 million of Class A Preferred Stock on July 15, 1997. Dividends accrued on these shares at a rate of 9.5% per annum on a per share price of $2.69 for the 12,267,658 shares outstanding or $3,135,000 per annum through the second quarter of 1999. As discussed above, 5,946,825 shares of Preferred Stock were converted into an equal number of shares of Common Stock during the third quarter of 1999 thereby reducing the number of outstanding shares of Preferred Stock to 6,320,833 and the dividend requirement to $1,615,000 per annum.

Results of Operations for the Years Ended December 31, 1999 and 1998
- --------------------------------------------------------------------

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

     Income from loans and other investments, net, amounted to $49,136,000 for the year ended December 31, 1999, an increase of $14,072,000 over the $35,064,000 amount for the year ended December 31, 1998. This increase was due primarily to an increase in average earning assets of $223.4 million while interest bearing liabilities only increased by $133.5 million. The approximately $90 million difference was financed with proceeds from the Convertible Trust Preferred Securities.

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

     During the year ended December 31, 1999, other revenues increased $7,107,000 to $19,056,000 over the same period in 1998. The changes for the year ended December 31, 1999 were primarily due to an increase in advisory and investment banking fees generated by Victor Capital and its related subsidiaries.

     Other expenses increased from $21,262,000 for the year ended December 31, 1998 to $22,130,000 for year ended December 31, 1999. The largest components of other expenses are employee salaries and related costs and the provision for possible credit losses. In March 1999, to reduce general and administrative expenses to a level in line with budgeted business activity, the Company reduced its workforce by approximately 30% and recorded a restructuring charge of $650,000. This charge along with increases in compensation for the remaining employees, offset by a decrease in professional fees, accounted for the increase in general and administrative expenses for the year ended December 31, 1999 as compared to 1998. The Company had 29 full time employees at December 31, 1999. The increase in the provision for possible credit losses from $3,555,000 for the year ended December 31, 1998 to $4,103,000 for the year ended December 31, 1999 was due to the increase in average earning assets as previously described.

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

     The preferred stock dividend and dividend requirement arose in 1997 as a result of the Company's issuance of $33 million of Class A Preferred Stock on July 15, 1997. Dividends accrued on these shares at a rate of 9.5% per annum on a per share price of $2.69 for the 12,267,658 shares outstanding or $3,135,000 per annum through the second quarter of 1999. As discussed above, 5,946,825 shares of Preferred Stock were converted into an equal number of shares of Common Stock during the third quarter of 1999 thereby reducing the number of outstanding shares of Preferred Stock to 6,320,833 and the dividend requirement to $1,615,000 per annum.

Liquidity and Capital Resources
- -------------------------------

     At December 31, 2000, the Company had $11,388,000 in cash. The primary sources of liquidity for the Company for 2001, will be cash on hand, cash generated from operations, principal and interest payments received on investments (including loan repayments), loans and securities, and additional borrowings under its Credit Facilities. The Company believes these sources of capital will adequately meet future cash requirements. The Company expects that during 2001, it will use a significant amount of its available capital resources to satisfy its capital contributions required in connection with the previously discussed strategic venture with Citigroup and to repurchase Common and Preferred Stock. In connection with the existing portfolio investment and loan business, the Company intends to employ leverage up to a maximum 5:1 debt-to-equity ratio to enhance its return on equity.

     The Company experienced a net decrease in cash of $27,394,000 for the year ended December 31, 2000, compared to the net decrease of $7,841,000 for the year ended December 31, 1999. The use of cash in 2000 was primarily to reduce liabilities while the use of cash in 1999 was primarily to purchase the BB CMBS Portfolio (net of the proceeds from the Term Redeemable Securities Contract). Cash provided by operating activities during the year ended December 31, 2000 was $11,878,000, a reduction of $12,284,000 from cash provided by operating activities of $24,162,000 during the same period of 1999. This reduction was primarily due to the decrease in net income in 2000. For the year ended December 31, 2000, cash provided by investing activities was $155,552,000, an increase of $232,104,000 from $76,552,000 used during the same period in 1999, primarily as a result of significant repayments received on loans since December 31, 1999 and a reduced level of loan origination from that of the prior year. The Company utilized the cash received on loan repayments to reduce outstanding borrowings under its credit facilities, which accounted for the majority of the $194,824,000 use of cash in financing activities in the first quarter of 2000, a $239,373,000 decrease from the $44,549,000 cash provided by financing activities in the same period of 1999, which included a significant increase in borrowing from the issuance of the term redeemable securities contract.

     At December 31, 2000, the Company has two outstanding notes payable totaling $2,647,000, outstanding borrowings under its credit facilities of $173,641,000, outstanding borrowings on the term redeemable securities contract of $133,235,000 and an outstanding repurchase obligation of $16,569,000. At December 31, 2000, the Company had $474,788,000 of borrowing capacity available under the credit facilities.

Impact of Inflation
- -------------------

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

- --------------------------------------------------------------------------------

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
- --------------------------------------------------------------------------------

     The principal objective of the Company's asset/liability management activities is to maximize net interest income, while minimizing levels of interest rate risk. Net interest income and interest expense are subject to the risk of interest rate fluctuations. To mitigate the impact of fluctuations in interest rates, the Company uses interest rate swaps to effectively convert fixed rate assets to variable rate assets for proper matching with variable rate liabilities. Each derivative used as a hedge is matched with an asset with which it has a high correlation. The swap agreements are generally held to maturity and the Company does not use derivative financial instruments for trading purposes. The Company uses interest rate swaps to reduce the Company's exposure to interest rate fluctuations on certain fixed rate loans and investments and to provide more stable spreads between rates received on loans and investments and the rates paid on their financing sources.

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates at December 31, 2000. For financial assets and debt obligations, the table presents cash flows to the expected maturity and weighted average interest rates based upon the current carrying values. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted-average variable rates are based on rates in effect as of the reporting date.

                                    Expected Maturity Dates
                   -----------------------------------------------------------
                       2001    2002      2003    2004    2005    Thereafter   Total        Fair Value
                       ----    ----      ----    ----    ----    ----------   -----        ----------
                                         (dollars in thousands)
Assets:
CMBS
   Fixed Rate        -       $196,874     -       -       -         -       $196,874        $182,112
      Average
interest rate        -         11.99%     -       -       -         -         11.99%
   Variable Rate     -          -     $ 36,509    -       -         -       $ 36,509        $ 34,375
      Average
interest rate        -          -       13.67%    -       -         -         13.67%

Certificated
 Mezzanine
 Investments
   Variable Rate   $ 22,379     -         -       -       -         -       $ 22,379        $ 22,379
      Average
interest rate        11.38%     -         -       -       -         -         11.38%

Loans receivable
   Fixed Rate      $ 28,779     -         -       -       -     $ 89,691    $118,470        $115,130
      Average
interest rate        12.25%     -         -       -       -       11.47%      11.66%
   Variable Rate   $172,066  $ 46,250     -       -   $ 14,500  $ 10,000    $242,816        $240,263
      Average
interest rate        12.70%    13.80%     -       -     12.87%    12.20%      12.90%

Liabilities:
Credit Facilities
   Variable Rate     -       $ 72,970 $100,671    -       -        -        $173,641        $173,641
      Average
interest rate        -          9.68%    9.52%    -       -        -          9.59

Term Redeemable
 Securities
 Contract
   Variable Rate     -       $137,812      -      -       -        -        $137,812        $133,235
      Average
interest rate        -          9.58%      -      -       -        -           9.58

Repurchase
obligations
   Variable Rate   $16,569      -          -      -       -        -        $ 16,569        $ 16,569
      Average
interest rate        8.32%      -          -      -       -        -           8.32%

Convertible Trust
 Preferred
 Securities
   Fixed Rate        -          -          -      -       -     $150,000    $150,000        $147,142
      Average
interest rate        -          -          -      -       -       10.90%      10.90%

Interest rate
 swaps            $ 28,000   $137,812 $ 18,838    -       -      $48,375    $233,025        $(1,545)
  Average fixed
    pay rate         5.79%      6.05%    6.04%    -       -        6.06%       6.02%
   Average variable
receive rate         6.82%      6.66%    6.82%    -       -        6.82%       6.73%

- ------------------------------------------------------------------------------

Item 8.           Financial Statements and Supplementary Data
- ------------------------------------------------------------------------------

     The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-38. See accompanying Index to the Consolidated Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 25 to the consolidated financial statements.


 ------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
- ------------------------------------------------------------------------------

     None

                                    PART III
- ------------------------------------------------------------------------------

Item 10.          Directors and Executive Officers of the Registrant
- ------------------------------------------------------------------------------

     The information regarding the Company's trustees is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 29, 2001, with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.


- ------------------------------------------------------------------------------

Item 11.          Executive Compensation
- ------------------------------------------------------------------------------

     The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 29, 2001, with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.


- ------------------------------------------------------------------------------

Item 12.          Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------------

     The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 29, 2001, with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.


- ------------------------------------------------------------------------------

Item 13.          Certain Relationships and Related Transactions
- ------------------------------------------------------------------------------

     The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 29, 2001, with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

                                     PART IV
- ------------------------------------------------------------------------------

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K
- ------------------------------------------------------------------------------


- ------------------------------------------------------------------------------

(a) (1)           Financial Statements
- -------           --------------------

                  See the accompanying Index to Financial Statement Schedule on page F-1.

(a) (2)           Consolidated Financial Statement Schedules
- -------           ------------------------------------------

                  None.

     All schedules have been omitted because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

(a) (3)           Exhibits
- -------           --------

                                  EXHIBIT INDEX

Exhibit
Number                             Description
- ------                             -----------


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

  4.1 Articles Supplementary with respect to Class A 9.5% Cumulative Convertible Preferred Stock of Capital Trust, Inc. and Articles Supplementary with respect to Class B 9.5% Cumulative Convertible Non-Voting Preferred Stock of Capital Trust, Inc (included in Exhibit 3.1).

  10.1 Preferred Share Purchase Agreement dated as of June 16, 1997, by and between Capital Trust and Veqtor Finance Company, LLC (filed as Exhibit
        10.1 to Capital Trust's Current Report on Form 8-K (File No. 1-8063) filed on July 30, 1997 and incorporated herein by reference).

  10.2 Non-Negotiable Notes of Capital Trust payable to John R. Klopp, Craig M. Hatkoff and Valentine Wildove & Company, Inc. (filed as Exhibit 10.2 to Capital Trust's Current Report on Form 8-K (File No. 1-8063) filed on July 30, 1997 and incorporated herein by reference).

+10.3.a Capital Trust, Inc. Amended and Restated 1997 Long-Term  Incentive Stock
        Plan ("LTIP") (filed as Exhibit 10.1 to Capital Trust, Inc.'s Current Report on Form 8-K (File No. 1-14788) filed on January 29, 1999 and incorporated herein by reference).

Exhibit
Number                             Description
- ------                             -----------


o+10.3.b Amendment No. 1 to LTIP

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

 o+10.9 Termination Agreement, dated as of December 29, 2000, by and between Capital Trust, Inc. and Craig M. Hatkoff

o+10.10 Consulting Services Agreement, dated as of January 1, 2001, by and between Capital Trust, Inc. and Craig M. Hatkoff.

 o10.11 Agreement  of Lease  dated as of May 3, 2000,  between  410 Park  Avenue
        Associates, L.P., owner, and Capital Trust, Inc., tenant.

 10.12 Amended and Restated Credit Agreement, dated as of January 1, 1998, between Capital Trust and German American Capital Corporation ("GACC") (filed as Exhibit 10.1 to Capital Trust's Current Report on Form 8-K (File No. 1-8063) filed on March 18, 1998 and incorporated herein by reference), as amended by First Amendment to Amended and Restated Credit Agreement, dated as of June 22, 1998, between Capital Trust and GACC (filed as Exhibit 10.3 to Capital Trust's Quarterly Report on Form 10-Q (File No. 1-8063) filed on August 14, 1998 and incorporated herein by reference), as amended by Second Amendment to Amended and Restated Credit Agreement, dated as of July 23, 1998, between Capital Trust and GACC (filed as Exhibit 10.10 to Capital Trust, Inc.'s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-52619) filed on October 23, 1998 and incorporated herein by reference) as amended by the Third Amendment to Amended and Restated Credit Agreement, dated as of July 23, 1998, between Capital Trust, Inc. and GACC (filed as Exhibit 10.12b to Capital Trust, Inc.'s Annual Report on Form 10-K (File No. 1-14788) filed on March 31, 1999 and incorporated herein by reference).

 +10.13 Employment Agreement, dated as of August 15, 1998, by and between Capital Trust and Stephen D. Plavin (filed as Exhibit 10.15 to Capital Trust, Inc.'s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-37271) filed on October 23, 1998 and incorporated herein by reference).

 o10.14 Amended and Restated Master Loan and Security Agreement, dated as of February 8, 2001, between Capital Trust, Inc. and Morgan Stanley Dean Witter Mortgage Capital Inc.

 o10.15 Amended and Restated CMBS Loan Agreement, dated as of February 8, 2001, between Capital Trust, Inc. and Morgan Stanley & Co. International Limited.

Exhibit
Number                             Description
- ------                             -----------


o+10.16 Consulting Agreement, dated as of January 1, 1999, by and between Capital Trust, Inc. and Martin L. Edelman.

 10.17 Venture Agreement amongst Travelers Limited Real Estate Mezzanine Investments I, LLC, Travelers General Real Estate Mezzanine Investments II, LLC, Travelers Limited Real Estate Mezzanine Investments II, LLC, CT-F1, LLC, CT-F2-GP, LLC, CT-F2-LP, LLC, CT Investment Management Co., LLC and Capital Trust, Inc., dated as of March 8, 2000 (filed as Exhibit
        10.1 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

 10.18 Limited Liability Company Agreement of CT Mezzanine Partners I LLC, by and among Travelers Limited Real Estate Mezzanine Investments I, LLC and CT-F1, LLC, dated as of March 8, 2000 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

 10.19  Limited  Liability  Company  Agreement  of CT MP II  LLC,  by and  among
        Travelers General Real Estate Mezzanine Investments II, LLC and CT-F2-GP, LLC, dated as of March 8, 2000 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

 10.20 Fund I Class A Common Stock Warrant Agreement, by Capital Trust, Inc. granting warrant to Travelers Limited Real Estate Mezzanine Investment I, LLC, dated as of March 8, 2000 (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

 10.21 Guaranty of Payment, by Capital Trust, Inc. in favor of Travelers Limited Real Estate Mezzanine Investments I, LLC, Travelers General Real Estate Mezzanine Investments II, LLC and Travelers Limited Real Estate Mezzanine Investments II, LLC, dated as of March 8, 2000 (filed as
        Exhibit 10.6 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

 10.22 Guaranty of Payment, by The Travelers Insurance Company in favor of Capital Trust, Inc., CT-F1, LLC, CT-F2-GP, LLC, CT-F2-LP, LLC and CT Investment Management Co., LLC, dated as of March 8, 2000 (filed as
        Exhibit 10.8 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

 10.23 Investment Management Agreement, by and among CT Investment Management Co., LLC, CT MP II LLC and CT Mezzanine Partners II L.P., dated as of March 8, 2000 (filed as Exhibit 10.9 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

 10.24 Registration Rights Agreement, by and among Capital Trust, Inc., Travelers Limited Real Estate Mezzanine Investments I, LLC, Travelers General Real Estate Mezzanine Investments II, LLC and Travelers Limited Real Estate Mezzanine Investments II, LLC, dated as of March 8, 2000 (filed as Exhibit 10.10 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

 10.25 Modification Agreement, dated as of May 10, 2000, by and among Capital Trust, Inc., John R. Klopp and Sheli Z. Rosenberg, as Regular Trustees for CT Convertible Trust I, Vornado Realty L.P., Vornado Realty Trust, EOP Operating Limited Partnership, Equity Office Properties Trust, and State Street Bank and Trust Company, as trustee for General Motors Employes Global Group Pension Trust (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on May 18, 2000 and incorporated herein by reference).

 10.26 Certificate of Trust of CT Convertible Trust I (filed as Exhibit 4.1 to Capital Trust's Current Report on Form 8-K (File No. 1-8063) filed on August 6, 1998 and incorporated herein by reference).

Exhibit
Number                             Description
- ------                             -----------


 10.27 Amended and Restated Indenture, dated as of May 10, 2000, between Capital Trust, Inc. and Wilmington Trust Company (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on May 18, 2000 and incorporated herein by reference).

 10.28 Amended and Restated Declaration of Trust, dated and effective as of May 10, 2000, by the Trustees (as defined therein), the Sponsor (as defined therein) and by the holders, from time to time, of undivided beneficial interests in the Trust (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on May 18, 2000 and incorporated herein by reference).

 10.29 Amended and Restated Preferred Securities Guarantee Agreement, dated as of May 10, 2000, by Capital Trust, Inc. and Wilmington Trust Company, as trustee, for the benefit of the Holders (as defined therein) from time to time of the Preferred Securities (as defined therein) of CT Convertible Trust I (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on May 18, 2000 and incorporated herein by reference).

 10.30 Guarantee Agreement, dated as of May 10, 2000, executed and delivered by Capital Trust, Inc., for the benefit of the Holders (as defined therein) from time to time of the Common Securities (as defined therein) of CT Convertible Trust I (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on May 18, 2000 and incorporated herein by reference).

 10.31 Registration Rights Agreement, dated as of July 28, 1998, among Capital Trust, Vornado Realty L.P., EOP Limited Partnership, Mellon Bank N.A., as trustee for General Motors Hourly-Rate Employes Pension Trust, and Mellon Bank N.A., as trustee for General Motors Salaried Employes Pension Trust (filed as Exhibit 10.2 to Capital Trust's Current Report on Form 8-K (File No. 1-8063) filed on August 6, 1998 and incorporated herein by reference).

  21.1  Subsidiaries of Capital Trust, Inc.

 o23.1  Consent of Ernst & Young LLP
- --------
   + Represents a management contract or compensatory plan or arrangement.
   o Filed herewith.


 (a) (4)    Report on Form 8-K
 -------    ------------------

     During the fiscal quarter ended December 31, 2000, the Registrant filed the following Current Report on Form 8-K:

      None

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 2, 2001                          /s/ John R. Klopp
- ------------------                     -----------------
Date                                   John R. Klopp
                                       Vice Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 2, 2001                   /s/ Samuel Zell
- -------------                   ---------------
Date                            Samuel Zell
                                Chairman of the Board of Directors

April 2, 2001                   /s/ John R. Klopp
- ----------------------          -----------------
Date                            John R. Klopp
                                Vice Chairman and Chief Executive Officer
                                and Director

April 2, 2001                   /s/ Edward L. Shugrue III
- -----------------------         -------------------------
Date                            Edward L. Shugrue III
                                Managing Director and Chief Financial Officer

April 2, 2001                   /s/ Brian H. Oswald
- -----------------------         -------------------
Date                            Brian H. Oswald, Chief Accounting Officer

April 2, 2001                   /s/ Jeffrey A. Altman
- -----------------------         ---------------------
Date                            Jeffrey A. Altman, Director

April 2, 2001                   /s/ Thomas E. Dobrowski
- -----------------------         -----------------------
Date                            Thomas E. Dobrowski, Director

April 2, 2001                   /s/ Martin L. Edelman
- -----------------------         ---------------------
Date                            Martin L. Edelman, Director

April 2, 2001                   /s/ Gary R. Garrabrant
- -----------------------         ----------------------
Date                            Gary R. Garrabrant, Director

April 2, 2001                   /s/ Craig M. Hatkoff
- -----------------------         --------------------
Date                            Craig M. Hatkoff, Director

April 2, 2001                   /s/ Susan W. Lewis
- -----------------------         ------------------
Date                            Susan W. Lewis, Director
                                                        -

April 2, 2001                   /s/ Sheli Z. Rosenberg
- -----------------------         ----------------------
Date                            Sheli Z. Rosenberg, Director

April 2, 2001                   /s/ Steven Roth
- -------------                   ---------------
Date                            Steven Roth, Director

April 2, 2001                   /s/ Lynne B. Sagalyn
- -----------------------         --------------------
Date                            Lynne B. Sagalyn, Director

April 2, 2001                   /s/ Michael D. Watson
- -----------------------         ---------------------
Date                            Michael Watson, Director

                   Index to Consolidated Financial Statements





Report of Independent Auditors..........................................F-2


Audited Financial Statements

Consolidated  Balance  Sheets  as of  December 31, 2000  and
1999....................................................................F-3

Consolidated  Statements of  Operations  for the years ended
December 31, 2000, 1999 and 1998........................................F-4

Consolidated  Statements of Changes in Stockholders'  Equity
for the years ended December 31, 2000, 1999 and 1998....................F-5

Consolidated  Statements  of Cash Flows for the years  ended
December 31, 2000, 1999 and 1998........................................F-6

Notes to Consolidated Financial Statements..............................F-7

                         Report of Independent Auditors




The Board of Directors
Capital Trust, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Capital Trust, Inc. and Subsidiaries (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                /s/ Ernst & Young LLP

New York, New York
February 9, 2001, except for note 7,
as to which the date is March 21, 2001

                      Capital Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 2000 and 1999
                                 (in thousands)

                                                              2000             1999
                                                          --------------   --------------
                           Assets

  Cash and cash equivalents                                $   11,388       $   38,782
  Commercial mortgage-backed securities
   available-for-sale, at fair value                          215,516          214,058
  Certificated mezzanine investments available-for-sale,
   at fair value                                               22,379           45,432
  Loans receivable, net of $12,947 and $7,605 reserve
   for possible credit losses at December 31, 2000 and
   December 31, 1999, respectively                            349,089          509,811
  Equity investment in CT Mezzanine Partners I LLC
   ("Fund I")                                                  26,011              -
  Excess of purchase price over net tangible assets
   acquired, net                                                  -                286
  Deposits and other receivables                                  211              533
  Accrued interest receivable                                   7,241            9,528
  Deferred income taxes                                         8,719            5,368
  Prepaid and other assets                                      3,838            4,010
                                                          --------------   --------------
Total assets                                               $  644,392       $  827,808
                                                          ==============   ==============

          Liabilities and Stockholders' Equity

Liabilities:
  Accounts payable and accrued expenses                    $   10,329       $   14,432
  Notes payable                                                 2,647            3,474
  Credit facilities                                           173,641          343,263
  Term redeemable securities contract                         133,235          129,642
  Repurchase obligations                                       16,569           28,703
  Deferred origination fees and other revenue                   2,163            3,411
                                                          --------------   --------------
Total liabilities                                             338,584          522,925
                                                          --------------   --------------

Company-obligated, mandatory redeemable, convertible
  preferred securities of CT Convertible Trust I,
  holding $89,742,000 of convertible 8.25% junior
  subordinated debentures and $60,258,000 of
  non-convertible 13.00% junior subordinated debentures
  of Capital Trust, Inc. at December 31, 2000 and
  holding solely 8.25% junior subordinated debentures
  of Capital Trust, Inc. at December 31, 1999
  ("Convertible Trust Preferred Securities")                  147,142          146,343
                                                          --------------   --------------

Stockholders' equity:
  Class A 9.5% cumulative convertible preferred stock,
   $0.01 par value, $0.26 cumulative annual dividend,
   100,000 shares authorized, 2,278 shares issued and
   outstanding at December 31, 2000 and December 31, 1999
   (liquidation preference of $6,127) ("Class A Preferred
   Stock")                                                         23               23
  Class B 9.5% cumulative convertible non-voting preferred
   stock, $0.01 par value, $0.26 cumulative annual dividend,
   100,000 shares authorized, 4,043
   shares issued and outstanding at December 31, 2000 and
   December 31, 1999 (liquidation preference of $10,876)
   ("Class B Preferred Stock" and together with Class A
   Preferred Stock, "Preferred Stock")                             40               40
  Class A common stock, $0.01 par value, 100,000 shares
   authorized, 18,967 and 21,862 shares issued and
   outstanding at December 31, 2000 and
   December 31, 1999, respectively                                190              219
  Class B common stock, $0.01 par value, 100,000 shares
   authorized, 2,755 and
   2,294 shares issued and
   outstanding at December 31, 2000 and December 31, 1999,
   respectively ("Class B Common Stock")                           28               23
  Restricted Class A Common Stock, $0.01 par value, 264
   and 127 shares issued and outstanding at December 31,
   2000 and December 31, 1999, respectively
   ("Restricted Class A Common Stock" and together with
   Class A Common Stock and Class B Common Stock, "Common
   Stock")                                                          3                1
  Additional paid-in capital                                  181,507          189,456
  Unearned compensation                                         (468)            (407)
  Accumulated other comprehensive loss                        (10,152)         (10,164)
  Accumulated deficit                                         (12,505)         (20,651)
                                                          --------------   --------------
Total stockholders' equity                                    158,666          158,540
                                                          --------------   --------------

Total liabilities and stockholders' equity                 $  644,392       $  827,808
                                                          ==============   ==============

See accompanying notes to consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Operations
              For the Years Ended December 31, 2000, 1999 and 1998
                      (in thousands, except per share data)

                                                  2000          1999          1998
                                               ------------  ------------  ------------
Income from loans and other investments:
  Interest and related income                    $ 87,685      $ 88,590      $ 62,316
  Income from equity investments in Fund I          1,530          -             -
  Less:  Interest and related expenses            (36,712)      (39,454)      (27,252)
                                               ------------  ------------  ------------
   Income from loans and other investments,
   net                                             52,503        49,136        35,064
                                               ------------  ------------  ------------

Other revenues:
  Advisory and investment banking fees              3,920        17,772        10,311
  Management fees from Fund I                         373          -             -
  Other interest income                               748         1,249         1,638
  Gain (loss) on sale of fixed assets and
  investments                                         (64)           35          -
                                               ------------  ------------  ------------
    Total other revenues                            4,977        19,056        11,949
                                               ------------  ------------  ------------

 Other expenses:
  General and administrative                       15,439        17,345        17,045
  Other interest expense                              219           337           413
  Depreciation and amortization                       902           345           249
  Provision for possible credit losses              5,478         4,103         3,555
                                               ------------  ------------  ------------
   Total other expenses                            22,038        22,130        21,262
                                               ------------  ------------  ------------

  Income before income taxes and
    distributions and amortization on
    Convertible Trust Preferred Securities         35,442        46,062        25,751
Provision for income taxes                         17,760        22,020         9,367
                                               ------------  ------------  ------------
  Income before distributions and
    amortization on Convertible Trust
    Preferred Securities                           17,682        24,042        16,384
  Distributions and amortization on
    Convertible Trust Preferred Securities,
    net of income tax benefit of $7,124 and
    $6,208 for the years ended
    December 31, 2000 and 1999, respectively        7,921         6,966         2,941
                                               ------------  ------------  ------------
  Net income                                        9,761        17,076        13,443
Less: Preferred Stock dividend                      1,615         2,375         3,135
                                               ------------  ------------  ------------
  Net income allocable to Common Stock         $    8,146    $   14,701    $   10,308
                                               ============  ============  ============

Per share information:
  Net earnings per share of Common Stock
   Basic                                       $     0.35   $      0.69   $      0.57
                                               ============  ============  ============
   Diluted                                     $     0.33   $      0.55   $      0.44
                                               ============  ============  ============
  Weighted average shares of Common Stock
    outstanding
   Basic                                       23,171,057    21,334,412    18,208,812
                                               ============  ============  ============
   Diluted                                     29,691,927    43,724,731    30,625,459
                                               ============  ============  ============
See accompanying notes to consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
              For the Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                                         Restricted
                                              Class A     Class B    Class A   Class B   Class A
                               Comprehensive  Preferred   Preferred  Common    Common    Common
                               Income/(Loss)  Stock       Stock      Stock     Stock     Stock
                               ------------   -----------------------------------------------------

Balance at January 1, 1998     $    -          $  123      $  -       $  182     $ -        $ -
Net income                        13,443          -           -          -         -          -
Change in unrealized loss on
  available-for-sale
  securities, net of related
  income taxes                    (5,052)         -           -          -         -          -
Issuance of Class A Common
  Stock under stock option
  plan                              -             -           -          -         -          -
Issuance of restricted Class
  A Common Stock                    -             -           -          -         -           1
Cancellation of previously
  issued restricted Class A
  Common Stock                      -             -           -          -         -          -
Restricted Class A Common
  Stock earned                      -             -           -          -         -          -
Dividends paid on Preferred
  Stock                             -             -           -          -         -          -
                               ------------ ----------------------------------------------------------
Balance at December 31, 1998   $   8,391       $  123      $  -       $  182     $ -        $ 1
                               ============
Net income                        17,076          -           -          -         -          -
Change in unrealized loss on
  available-for-sale
  securities, net of related
  income taxes                    (5,499)         -           -          -         -          -
Conversion of Class A Common
  and Preferred Stock to
  Class B Common and
  Preferred Stock                   -             (40)       40          (23)      23         -
Conversion of Class A
  Preferred Stock to Class A
  Common Stock                      -             (60)        -           60       -          -
Issuance of Class A Common
  Stock unit awards                 -             -           -          -         -          -
Cancellation of previously
  issued restricted Class A
  Common Stock                      -             -           -          -         -         (1)
Issuance of restricted Class
  A Common Stock                    -             -           -          -         -          1
Restricted Class A Common
  Stock earned                      -             -           -          -         -          -
Dividends paid on Preferred
  Stock                             -             -           -          -         -          -
                               ------------ ----------------------------------------------------------
Balance at December 31, 1999   $  11,577         $ 23      $ 40        $ 219     $ 23       $ 1
                               ============
Net income                         9,761          -           -          -         -          -
Change in unrealized loss on
  available-for-sale
  securities, net of related
  income taxes                        12          -           -          -         -          -
Conversion of Class A Common
  Stock to Class B Common
  Stock                             -             -           -           (5)      5          -
Issuance of warrants to
  purchase shares of Class A
  Common Stock                      -             -           -          -         -          -
Issuance of Class A Common
  Stock unit awards                 -             -           -            1       -          -
Cancellation of previously
  issued restricted Class A
  Common Stock                      -             -           -          -         -         (1)
Issuance of restricted Class
  A Common Stock                    -             -           -          -         -          3
Restricted Class A Common
  Stock which vested and was
  issued as unrestricted
  Class A Common Stock              -             -           -          -         -          -
Restricted Class A Common
  Stock earned                      -             -           -          -         -          -
Dividends paid on Preferred
  Stock                             -             -           -          -         -          -
Repurchase and retirement of
  shares of Class A Common
  Stock previously outstanding      -             -           -          (25)      -          -
                               ------------ ----------------------------------------------------------
Balance at December 31, 2000   $   9,773         $ 23      $ 40        $ 190     $ 28       $ 3
                               ============ ==========================================================
See accompanying notes to consolidated financial statements.

                                                           Accumulated
                                 Additional                  Other
                                  Paid-In      Unearned    Comprehensive   Accumulated
                                  Capital    Compensation    Income/(Loss)   Deficit      Total
                              ---------------------------------------------------------------------

Balance at January 1, 1998      $ 188,257       $  -          $  387        $ (45,660)    $ 143,289
Net income                            -            -              -            13,443        13,443
Change in unrealized loss on
  available-for-sale
  securities, net of related
  income taxes                        -            -          (5,052)           -            (5,052)
Issuance of Class A Common
  Stock under stock option
  plan                                 10          -              -             -                10
Issuance of restricted Class
  A Common Stock                      724        (725)             -            -               -
Cancellation of previously
  issued restricted Class A
  Common Stock                       (175)        156              -            -               (19)
Restricted Class A Common
  Stock earned                        -           151              -            -               151
Dividends paid on Preferred
  Stock                               -            -              -           (3,135)        (3,135)
                               ---------------------------------------------------------------------
Balance at December 31, 1998    $ 188,816      $ (418)      $ (4,665)      $ (35,352)     $ 148,687

Net income                            -            -              -           17,076         17,076
Change in unrealized loss on
  available-for-sale
  securities, net of related
  income taxes                        -            -          (5,499)           -            (5,499)
Conversion of Class A Common
  and Preferred Stock to
  Class B Common and
  Preferred Stock                     -            -              -             -               -
Conversion of Class A
  Preferred Stock to Class A
  Common Stock                        -            -              -             -               -
Issuance of Class A Common
  Stock unit awards                   312          -              -             -               312
Cancellation of previously
  issued restricted Class A
  Common Stock                       (271)        180             -             -               (92)
Issuance of restricted Class
  A Common Stock                      599        (600)            -             -               -
Restricted Class A Common
  Stock earned                        -           431             -             -               431
Dividends paid on Preferred
  Stock                               -            -              -           (2,375)        (2,375)
                               ----------------------------------------------------------------------------
Balance at December 31, 1999    $ 189,456       $(407)     $ (10,164)      $ (20,651)     $ 158,540

Net income                            -            -            -              9,761          9,761
Change in unrealized loss on
  available-for-sale
  securities, net of related
  income taxes                        -            -              12            -                12
Conversion of Class A Common
  Stock to Class B Common
  Stock                               -            -            -               -               -
Issuance of warrants to
  purchase shares of Class A
  Common Stock                      1,360          -            -               -             1,360
Issuance of Class A Common
  Stock unit awards                   624          -            -               -               625
Cancellation of previously
  issued restricted Class A
  Common Stock                       (279)        182           -               -               (98)
Issuance of restricted Class
  A Common Stock                      947        (950)          -               -               -
Restricted Class A Common
  Stock which vested and was
  issued as unrestricted
  Class A Common Stock                -            -            -               -               -
Restricted Class A Common
  Stock earned                        -           707           -               -               707
Dividends paid on Preferred
  Stock                               -            -            -             (1,615)        (1,615)
Repurchase and retirement of
  shares of Class A Common
  Stock previously outstanding    (10,601)         -            -               -           (10,626)
                               --------------------------------------------------------------------------
Balance at December 31, 2000     $181,507      $ (468)     $ (10,152)      $ (12,505)     $ 158,666
                               ==========================================================================
See accompanying notes to consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                  2000          1999          1998
                                               ------------  ------------  ------------
Cash flows from operating activities:
  Net income (loss)                             $   9,761     $  17,076     $  13,443
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
     Deferred income taxes                         (3,351)       (2,339)       (3,029)
     Provision for credit losses                    5,478         4,103         3,555
     Depreciation and amortization                    902           345           249
     Income from equity investments in Fund I      (1,530)        -             -
     Restricted Class A Common Stock earned           707           431           151
     Amortization of premiums and accretion
      of discounts on loans and investments,
      net                                          (2,683)       (1,032)        1,250
     Accretion of discount on term redeemable
      securities contract                           3,593         2,757         -
     Accretion of discounts and fees on
      Convertible Trust Preferred Securities,
      net                                             799           799           337
     Gain on sale of investments                    -               (35)        -
     Loss on sale of fixed assets                      64         -             -
     Expenses reversed on cancellation of
      restricted stock previously issued              (98)          (92)          (19)
  Changes in assets and liabilities:
     Deposits and other receivables                   322          (132)         (117)
     Accrued interest receivable                    2,287        (1,487)       (7,223)
     Prepaid and other assets                         353         2,417        (3,545)
     Deferred origination fees and other
     revenue                                       (1,248)       (1,037)        3,079
     Accounts payable and accrued expenses         (3,478)        2,388         6,638
                                               ------------  ------------  ------------
  Net cash provided by operating activities        11,878        24,162        14,769
                                               ------------  ------------  ------------

Cash flows from investing activities:
     Purchases of commercial mortgage-backed
     securities                                     -          (185,947)      (36,334)
     Cash received on commercial
      mortgage-backed securities
      recorded as discount                          1,446         -             -
     Principal collections on and proceeds
      from sale of commercial mortgage-backed
      securities                                    -             -            49,490
     Advances on and purchases of
     certificated mezzanine investments             -              (985)      (23,947)
     Principal collections on certificated
      mezzanine investments                        23,053         1,033           465
     Origination and purchase of loans
     receivable                                   (14,192)     (103,732)     (515,449)
     Principal collections on and proceeds
     from sales of loans receivable               169,227       209,792        70,405
     Equity investments in Fund I                 (36,606)        -             -
     Return of capital from Fund I                 13,107         -             -
     Purchases of fixed assets                       (495)          (57)         (496)
     Proceeds from sale of fixed assets                12         -             -
     Principal collections and proceeds from
      sales of available-for-sale securities        -             3,344         7,957
                                               ------------  ------------  ------------
  Net cash provided by (used in) investing        155,552       (76,552)     (447,909)
  activities                                   ------------  ------------  ------------

Cash flows from financing activities:
     Proceeds from repurchase obligations           -             3,929        41,837
     Repayment of repurchase obligations          (12,134)      (54,626)      (44,608)
     Proceeds from credit facilities               56,000       214,246       618,686
     Repayment of credit facilities              (225,622)     (242,737)     (326,796)
     Proceeds from notes payable                    -             -            10,000
     Repayment of notes payable                      (827)         (773)      (10,706)
     Net proceeds from issuance of
      Convertible Trust Preferred Securities        -             -           145,207
     Net proceeds from issuance of term
      redeemable securities contract                -           126,885         -
     Dividends paid on Class A Preferred Stock     (1,615)       (2,375)       (3,135)
     Net proceeds from issuance of Class A
      Common Stock under stock Option Plan          -             -                10
     Repurchase and retirement of shares of
     Class A Common Stock previously
     outstanding                                  (10,626)        -             -
                                               ------------  ------------  ------------
  Net cash provided by (used in) financing
  activities                                     (194,824)       44,549       430,495
                                               ------------  ------------  ------------

Net decrease in cash and cash equivalents         (27,394)       (7,841)       (2,645)
Cash and cash equivalents at beginning of year     38,782        46,623        49,268
                                               ------------  ------------  ------------
Cash and cash equivalents at end of year        $  11,388     $  38,782     $  46,623
                                               ============  ============  ============

See accompanying notes to consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1998 and 1997

1.  Organization

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

The Company is the successor to Capital Trust (f/k/a California Real Estate Investment Trust), a business trust organized under the laws of the State of California pursuant to a declaration of trust dated September 15, 1966 (the "Predecessor"), following the consummation of the Reorganization (as defined and described below). On December 31, 1996, 76% of the Predecessor's then-outstanding common shares of beneficial interest, $1.00 par value ("Common Shares") were held by the Predecessor's former parent ("Former Parent"). On January 3, 1997, the Former Parent sold its entire 76% ownership interest in the Predecessor (consisting of 6,959,593 Common Shares) to CalREIT Investors Limited Partnership ("CRIL"), an affiliate of Equity Group Investments, L.L.C. ("EGI") and Samuel Zell, the Company's current chairman of the board of directors, for an aggregate price of approximately $20.2 million. Prior to the purchase, which was approved by the Predecessor's then-incumbent board of trustees, EGI and Victor Capital Group, L.P. ("Victor Capital"), a then privately held company owned by two of the current directors of the Company, presented to the Predecessor's then-incumbent board of trustees a proposed new business plan in which the Predecessor would cease to be a real estate investment trust ("REIT") and instead become a finance company as discussed above. EGI and Victor Capital also proposed that they provide the Predecessor with a new management team to implement the business plan and invest, through an affiliate, a minimum of $30 million in a new class of preferred equity to be issued by the Predecessor. In connection with the foregoing, the Predecessor subsequently agreed that, concurrently with the consummation of the proposed preferred equity investment, it would acquire for $5.0 million Victor Capital's real estate investment banking, advisory and asset management businesses, including the services of its experienced management team.

On July 15, 1997, the proposed preferred equity investment was consummated and 12,267,658 class A 9.5% cumulative convertible preferred shares of beneficial interest, $1.00 par value ("Class A Preferred Shares"), in the Predecessor were sold to Veqtor Finance Company, L.L.C. ("Veqtor"), a then affiliate of Samuel Zell and the then principals of Victor Capital, for an aggregate purchase price of $33.0 million. Concurrently with the foregoing transaction, Veqtor purchased from CRIL the 6,959,593 Common Shares held by it for an aggregate purchase price of approximately $21.3 million (which shares were reclassified on that date as class A common shares of beneficial interest, $1.00 par value ("Class A Common Shares"), in the Predecessor pursuant to the terms of an amended and restated declaration of trust, dated July 15, 1997, adopted on that date (the "Amended and Restated Declaration of Trust")). (See Note 15).

At the  Predecessor's  1998 annual meeting of shareholders  (held on January 28,
1999),  the  Predecessor's  shareholders  approved  the  reorganization  of  the
Predecessor into a Maryland corporation (the "Reorganization"). In the Reorganization, which was consummated on January 28, 1999, the Predecessor merged with and into Captrust Limited Partnership, a Maryland limited partnership ("CTLP"), with CTLP continuing as the surviving entity, and CTLP merged with and into the Company, with the Company continuing as the surviving Maryland corporation. Each outstanding Class A Common Share was converted into one share of class A common stock, par value $0.01 per share ("Class A Common Stock"), and each outstanding Class A Preferred Share was converted into one share of class A 9.5% cumulative convertible preferred stock, par value $0.01 per share ("Class A Preferred Stock"), of the Company. The Company assumed all outstanding obligations to issue shares of Class A Common Stock under the Incentive Stock Plan and Director Stock Plan (as defined and described in Note
19). Unless the context otherwise requires, hereinafter references to the business, assets, liabilities, capital structure, operations and affairs of "the Company" shall include those of "the Predecessor" prior to the Reorganization.

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

The strategic venture is governed by a venture agreement, dated as of March 8, 2000 (the "Venture Agreement"), pursuant to which the parties have created CT Mezzanine Partners I LLC ("Fund I"), to which a Citigroup affiliate and a wholly owned subsidiary of the Company, as members thereof, have made capital commitments of $150 million and $50 million, respectively, to be invested in stages upon approval by both members of each investment to be made by Fund I. A wholly owned subsidiary of the Company, CT Investment Management Co., LLC ("CTIMCO"), serves as the exclusive investment manager to Fund I and is currently identifying and negotiating suitable investments for the fund. Additionally, Citigroup affiliates and subsidiaries of the Company have agreed to make additional capital commitments of up to $250.0 million and $62.5 million, respectively, to fund future Mezzanine Funds sponsored pursuant to the Venture Agreement and close prior to December 31, 2001. These commitments are subject to the amount of third-party capital commitments and other conditions contained in the Venture Agreement.

In consideration of, among other things, Citigroup's $400 million aggregate capital commitment to the Mezzanine Funds, the Company agreed in the Venture Agreement to issue affiliates of Citigroup warrants to purchase shares of Class A Common Stock. In connection with the organization of Fund I, the Company issued a warrant to purchase 4.25 million shares of Class A Common Stock at $5.00 per share. The foregoing warrant has a term of five years that expires on March 8, 2005 and became exercisable on March 8, 2001, either for cash or pursuant to a cash-less exercise feature. In connection with the organization of subsequent Mezzanine Funds that close before December 31, 2001, the Company agreed, subject to stockholder approval, which was received on June 21, 2000, to issue additional warrants to purchase up to 5.25 million shares of Class A Common Stock on the same terms as the initial warrant; the number of shares subject to such warrants to be determined pursuant to a formula based on the aggregate dollar amount of capital commitments made by affiliates of Citigroup and clients of Citibank's private bank.

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

As a condition to the Venture Agreement and in order to facilitate its conversion to REIT status as soon as practicable, the Company and the holders of the Convertible Trust Preferred Securities agreed in principle on March 8, 2000, to terminate their co-investment agreement with the Company and to amend the terms of such securities. Such termination and amendment were completed as of May 10, 2000. The revised terms are fully described in Note 14.

                      Capital Trust, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (continued)


3.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company, CTIMCO (as described in Note 2) CT-F1, LLC (a wholly owned subsidiary and direct member and equity owner of Fund I), CT-BB Funding Corp. (a wholly owned subsidiary which purchased fifteen CMBS securities as described in Note
5), CT Convertible Trust I (as described in Note 14), Natrest Funding I, Inc. (a wholly owned single purpose subsidiary which held one Mortgage Loan) and VIC, Inc., which together with the Company wholly owns Victor Capital and other related subsidiaries including: VCG Montreal Management, Inc., Victor Asset Management Partners, L.L.C., VP Metropolis Services, L.L.C., and 970 Management, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

During the year ended December 31, 2000, the Company dissolved the following subsidiaries: Natrest Funding I, Inc., Victor Asset Management Partners, L.L.C., VP Metropolis Services, L.L.C., and 970 Management, LLC.

Revenue Recognition

Interest income for the Company's mortgage and other loans and investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis.

Fees received in connection with loan commitments, net of direct expenses, are deferred until the loan is advanced and are then recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration. Anticipated exit fees are also recognized over the term of the loan as an adjustment to yield.

Income recognition is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Fees from investment management services are recognized when earned on an accrual basis. Fees from professional advisory services are generally recognized at the point at which all Company services have been performed and no significant contingencies exist with respect to entitlement to payment. Fees from asset management services are recognized as services are rendered.

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

                      Capital Trust, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (continued)


3.  Summary of Significant Accounting Policies, continued

Cash and Cash Equivalents

The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. At December 31, 2000 and 1999, cash equivalents of approximately $11.4 million and $37.1 million, respectively, consisted of an investment in a money market fund that invests in U.S. Treasury bills. Bank balances in excess of federally insured amounts totaled approximately zero and $1.5 million as of December 31, 2000 and 1999, respectively. The Company has not experienced any losses on its demand deposits or money market investments.

Other Available-for-Sale Securities

Other available-for-sale securities are reported on the consolidated balance sheet at fair value with any corresponding temporary change in value reported as an unrealized gain or loss (if assessed to be temporary), as a component of comprehensive income in stockholders' equity, net of related income taxes. See
Note 4.

Commercial Mortgage-Backed Securities

At December 31, 1997, the Company had the intent and ability to hold its subordinated investment in a commercial mortgage-backed security ("CMBS") until maturity. Consequently, this investment was classified as held-to-maturity and was carried at amortized cost. During 1998, due to prepayments made on underlying securities that reduced the interest rate/risk profile and maturity of a CMBS, the Company concluded that it no longer anticipated holding the asset to maturity. Due to the decision to sell this held-to-maturity security, the Company has transferred all of its investments in CMBS from held-to-maturity securities to available-for-sale and they are recorded as such at December 31, 2000 and 1999.

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

Certificated Mezzanine Investments

Certificated mezzanine investments available-for-sale are reported on the consolidated balance sheets at fair value with any corresponding temporary change in value resulting in an unrealized gain (loss) being reported as a component of comprehensive income in the stockholders' equity section of the balance sheet, net of related income taxes. See Note 6.

Equity investment in CT Mezzanine Partners I LLC ("Fund I")

As Fund I is not majority owned or controlled by the Company, the Company does not consolidate Fund I in its consolidated financial statements. The Company accounts for its 25% interest in Fund I on the equity method of accounting. As such, the Company reports 25% of the earnings of Fund I on a single line item in the consolidated statement of operations as income from equity investments in Fund I.

                      Capital Trust, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (continued)


3.  Summary of Significant Accounting Policies, continued

Derivative Financial Instruments

The Company uses interest rate swaps to effectively convert the financed portion of fixed rate assets to variable rate assets for proper matching with the corresponding variable rate liabilities. The differential to be paid or received on these agreements is recognized as an adjustment to the interest income related to the earning asset and is recognized on the accrual basis. These swaps are highly effective in reducing the Company's risk of changes in LIBOR as they effectively convert the financed portion of an asset to a variable rate for which the financing cost is also at a variable rate.

The swaps that relate to assets that are accounted for on an amortized cost basis are accounted for as off-balance sheet assets. The swaps that relate to assets that are accounted for on an available for sale basis (mark-to-market), the value of the swaps is included as an adjustment to the carrying value.

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

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Subsequently, SFAS No. 137, "Deferral of the Effective Date of FASB No. 133" deferred the adoption of SFAS No. 133 to years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value, if any, will be immediately recognized in earnings. The Company plans to adopt SFAS No. 133 effective January 1, 2001. Based upon the Company's derivative positions, which are considered effective hedges, the Company estimates that had it adopted the statement on January 1, 2000, it would have reported accumulated other comprehensive loss of $10,705,000 at December 31, 2000, and net income and other comprehensive income of $9,761,000 and $5,383,000, respectively, for the year then ended.

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

                      Capital Trust, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (continued)


3.  Summary of Significant Accounting Policies, continued

Sales of Real Estate

The Company complies with the provisions of the FASB's Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate." Accordingly, the recognition of gains is deferred until such transactions have complied with the criteria for full profit recognition under the statement. The Company had deferred gains of $239,000 at December 31, 1999, which were written off during the year ended December 31, 2000 when the related loan was determined to be uncollectible. See Note 7.

Deferred Debt Issuance Costs

The Company capitalizes costs incurred related to the issuance of long-term debt. These costs are deferred and amortized on a straight-line basis over the life of the related debt, which approximates the level-yield method, and recognized as a component of interest expense.

Income Taxes

The Company records its income taxes in accordance with the FASB's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying statutory tax rates for future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for carryforwards that are useable in future years. A valuation allowance is recognized if it is more likely than not that some portion of the deferred asset will not be recognized. When evaluating whether a valuation allowance is appropriate, SFAS No. 109 requires a company to consider such factors as previous operating results, future earning potential, tax planning strategies and future reversals of existing temporary differences. The valuation allowance is increased or decreased in future years based on changes in these criteria.

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

                      Capital Trust, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (continued)


3.  Summary of Significant Accounting Policies, continued

Comprehensive Income

Effective January 1, 1998, the Company adopted the FASB's Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The statement changes the reporting of certain items currently reported in the stockholders' equity section of the balance sheet and establishes standards for reporting of comprehensive income and its components in a full set of general-purpose financial statements. Total comprehensive income was $9,773,000, $11,577,000 and $8,391,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The primary component of comprehensive income other than net income was the unrealized gain (loss) on available-for-sale securities, net of related income taxes.

Earnings per Share of Common Stock

Earnings per share of Common Stock are presented based on the requirements of the FASB's Statement of Accounting Standards No. 128 ("SFAS No. 128"). Basic EPS is computed based on the income applicable to Common Stock (which is net income or loss reduced by the dividends on the Preferred Stock) divided by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is based on the net earnings applicable to Common Stock plus, if dilutive, dividends on the Preferred Stock and interest paid on Convertible Trust Preferred Securities, net of tax benefit, divided by the weighted average number of shares of Common Stock and potentially dilutive shares of Common Stock that were outstanding during the period. At December 31, 2000, potentially dilutive shares of Common Stock include the convertible Preferred Stock, dilutive Common Stock options and future commitments for stock unit awards. At December 31, 1999, potentially dilutive shares of Common Stock include the convertible Preferred Stock, Convertible Trust Preferred Securities and future commitments for stock unit awards. At December 31, 1998, potentially dilutive shares of Common Stock include the convertible Preferred Stock and dilutive Common Stock options.

Reclassifications

Certain reclassifications have been made in the presentation of the 1999 and 1998 consolidated financial statements to conform to the 2000 presentation.

Segment Reporting

In 1998, the Company adopted the FASB's Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates.

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

                      Capital Trust, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (continued)


3.  Summary of Significant Accounting Policies, continued

New Accounting Pronouncements

In December 1999, the SEC staff issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"). SAB 101 discusses the SEC staff views on certain revenue recognition transactions. The Company adopted SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 did not have a material effect on the consolidated financial position or results of operations of the Company.

On March 31, 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25. The interpretation clarifies guidance of certain issues that arose in the application of APB Opinion 25, "Accounting for Stock Issued to Employees". The interpretation is primarily applied prospectively to all new awards, modifications to outstanding awards, and changes in employee status after July 1, 2000. Management has adopted the Interpretation on July 1, 2000. The adoption of interpretation did not have a material effect on the consolidated financial position or results of operations of the Company as of and for the year ended December 31, 2000.

4.  Other Available-for-Sale Securities

During the year ended December 31, 1999, the Company sold its entire portfolio of other available-for sale securities at a gain of $35,000 over their amortized cost.

85,600 shares of common stock were received as partial payment for advisory services rendered by Victor Capital to an advisory client. This stock was restricted from sale by the Company for a period of one year from the date of issuance or until August 20, 1998. The stock was sold in December 1998 for $1,798,000 with no resulting realized gain or loss.

The cost of securities sold was determined using the specific identification method.

5.  Commercial Mortgage-Backed Securities ("CMBS")

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

                      Capital Trust, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (continued)


5.  Commercial Mortgage-Backed Securities ("CMBS"), continued

In connection with the CMBS investment above, the Company was named "special servicer" for the entire $413 million loan portfolio in which capacity the Company earned fee income for management of the collection process when any of the loans became non-performing. During the year ended December 31, 1998, fees totaling $43,000 were earned relating to the special servicing arrangement. No fees were earned during the years ended December 31, 2000 and 1999.

During the year ended December 31, 1998, the Company purchased $36,509,000 face amount of interests in three subordinated CMBS issued by a financial asset securitization investment trust for $36,335,000. In April 2000, the Company received $1.4 million of additional discount from the issuer of the securities in settlement of a dispute with the issuer. At December 31, 2000, the securities had cost an amortized cost of $35,361,000 and a market value of $34,375,000. These securities bear interest at floating rates, for which the weighted average interest rate in effect, after fair value adjustment at December 31, 2000, is 13.67%, and mature in January 2003.

In connection with the aforementioned investments, at December 31, 2000, the Company has deferred acquisition costs of $34,000 that are being amortized as a reduction of interest income on a basis to realize a level yield over the life of the investment.

On March 3, 1999, the Company, through its then newly formed wholly owned subsidiary, CT-BB Funding Corp., acquired a portfolio of fixed-rate "BB" rated CMBS (the "BB CMBS Portfolio") from an affiliate of the Company's credit provider under the First Credit Facility (as hereinafter defined). The portfolio, which is comprised of 11 separate issues with an aggregate face amount of $246.0 million, was purchased for $196.9 million. In connection with the transaction, an affiliate of the seller provided three-year term financing for 70% of the purchase price at a floating rate above the London Interbank Offered Rate ("LIBOR") and entered into an interest rate swap with the Company for the full duration of the BB CMBS Portfolio securities thereby providing a hedge for interest rate risk. The financing was provided at a rate that was below the current market for similar financings and, as such, the carrying amount of the assets and the debt were reduced by $10.9 million to adjust the yield on the debt to current market terms. The BB CMBS Portfolio securities bear interest at fixed rates that have an average face rate of 7.74% on the face amount and mature at various dates from March 2005 to January 2013. After giving effect to the discounted purchase price, the fair value adjustment and the adjustment of the carrying amount of the assets to bring the debt to current market terms, the weighted average interest rate in effect for the BB CMBS Portfolio at December 31, 2000 was 12.29%.

6.  Certificated Mezzanine Investments

The Company purchases high-yielding mezzanine investments that are subordinate to senior secured loans on commercial real estate. Such investments represent interests in debt service from loans or property cash flow and are issued in certificate form. These certificated investments carry substantially similar terms and risks as the Company's Mezzanine Loans.

The certificated mezzanine investments are floating rate securities that are carried at market value of $22,379,000 and $45,432,000 on December 31, 2000 and 1999, respectively. As the market value and amortized cost were the same on December 31, 2000 and 1999, no unrealized gains or losses have been recorded. One of the certificated mezzanine investments outstanding at December 31, 1999 was settled in May 2000. The remaining certificated mezzanine investment has a remaining term of five months with 12 months of additional extensions available. The interest rate in effect for the certificated mezzanine investment is 11.38% at December 31, 2000.

In connection with the remaining investment, at December 31, 2000, the Company has deferred origination fees, net of direct costs of $40,000 that are being amortized into interest income on a basis to realize a level yield over the life of the investment.

                      Capital Trust, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (continued)


7.  Loans Receivable

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

    o Mezzanine Loans. The Company originates high-yielding loans that are subordinate to first lien mortgage loans on commercial real estate and are secured either by a second lien mortgage or a pledge of the ownership interests in the borrowing property owner ("Mezzanine Loans"). Generally, the Company's Mezzanine Loans have a longer anticipated duration than its Mortgage Loans and are not intended to serve as transitional mortgage financing and can represent subordinated investments in real estate operating companies which may take the form of secured or unsecured debt, preferred stock and other hybrid investments.

    o Other Loans Receivable. This classification includes loans originated during the Company's prior operations as a REIT and other loans and investments not meeting the above criteria.

At December 31, 2000 and 1999, the Company's loans receivable consisted of the following (in thousands):

                                          2000         1999
                                      --------------------------
  Mortgage Loans                       $  135,651   $  270,332
  Mezzanine Loans                         179,356      192,613
  Other loans receivable                   47,029       54,471
                                      --------------------------
                                          362,036      517,416
  Less:  reserve for possible credit
  losses                                  (12,947)      (7,605)
                                      --------------------------
  Total loans                          $  349,089   $  509,811
                                      ==========================

One Mortgage Loan receivable with a principal balance of $8,000,000 reached maturity on July 15, 2000 and has not been repaid with respect to principal and interest. In accordance with the Company's policy for revenue recognition, income recognition has been suspended on this loan and through December 31, 2000, $791,000 of potential interest income has not been recorded.

During the year ended December 31, 2000, one other loan receivable, originated by the former management of the Company's predecessor REIT operations, with a net investment of $136,000, was past-due more than 90 days and was written-off. The net investment prior to the write-off included the loan balance of $915,000 offset by $779,000 of non-recourse financing of the asset. After the write-off, both the loan receivable and the non-recourse financing are carried at $779,000 until the non-recourse note payable is foreclosed upon (which occurred on January 17, 2001 (see note 12)). The loan was originated during the Company's prior operations as a REIT to facilitate the disposal of a previously foreclosed-upon asset. In accordance with the Company's policy for revenue recognition, income recognition was suspended on this loan and through December 31, 2000, $76,000 of potential interest income has not been recorded.

At December 31, 2000, one Mezzanine Loan with a principal balance of $13,018,000 was in default as the loan matured on December 1, 2000. At December 31, 2000, the loan was earning a variable interest rate of LIBOR + 9.00%. The loan was repaid in full with interest on March 21, 2001

                      Capital Trust, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (continued)


7.  Loans, continued

During the year ended December 31, 2000, the Company provided $14,192,000 of additional fundings on three loans originated in prior periods and has remaining outstanding commitments at December 31, 2000 totaling $5,149,000.

At December 31, 2000, the weighted average interest rate in effect, after giving effect to interest rate swaps and including amortization of fees and premiums, for the Company's performing loans receivable was as follows:

  Mortgage Loans                            12.97%
  Mezzanine Loans                           12.62%
  Other loans receivable                    13.80%
            Total Loans                     12.92%

At December 31, 2000, $221,799,000 (65%) of the aforementioned performing loans bear interest at floating rates ranging from LIBOR plus 320 basis points to LIBOR plus 700 basis points. The remaining $118,440,000 (35%) of loans were financed at fixed rates ranging from 11.62% to 12.00%.

The range of maturity dates and weighted average maturity at December 31, 2000 of the Company's performing loans receivable was as follows:

                                                         Weighted
                                                         Average
                             Range of Maturity Dates     Maturity
                           ---------------------------   ---------
  Mortgage Loans           February 2001 to June 2001    4 Months
  Mezzanine Loans          May 2001 to July 2009         62 Months
  Other loans receivable   September 2002                21 Months
            Total Loans    February 2001 to July 2009    35 Months

In addition, one of the loans for $44,851,000 has borrower extension rights for an additional year and another loan for $28,000,000 has borrower extension rights for an additional two years.

At December 31, 2000, there are two loans to a related group of borrowers totaling $75.1 million or approximately 13% of total assets. There are no other loans to a single borrower or to related groups of borrowers that exceed ten percent of total assets. Approximately 42% and 14% of all loans are secured by properties in New York and Texas, respectively. Approximately 41% of all loans are secured by office buildings, approximately 24% are secured by office/hotel properties and approximately 13% are secured by corporate pledges. These credit concentrations are adequately collateralized as of December 31, 2000.

In connection with the aforementioned loans, at December 31, 2000 and 1999, the Company has deferred origination fees, net of direct costs of $2,157,000 and $3,330,000, respectively, that are being amortized into income over the life of the loan. At December 31, 2000 and 1999, the Company has also recorded $2,017,000 and $3,479,000, respectively, of exit fees, which will be collected at the loan pay-off. These fees are recorded as interest income on a basis to realize a level yield over the life of the loans.

As of December 31, 2000, loans totaling $340,239,000 are pledged as collateral for borrowings on the Credit Facilities (as defined below).

                      Capital Trust, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (continued)


7.  Loans, continued

The Company has established a reserve for possible credit losses on loans receivable as follows (in thousands):

                                    2000         1999        1998
                                  ----------   ----------  ----------
Beginning balance                   $7,605       $4,017      $  462
  Provision for possible credit
    losses                           5,478        4,103       3,555
  Amounts charged against reserve
    for possible credit losses        (136)        (515)         -
                                  ----------   ----------  ----------
Ending balance                      $12,947      $7,605      $4,017
                                  ==========   ==========  ==========

8. Equity investment in CT Mezzanine Partners I LLC ("Fund I")

As part of the strategic business venture with Citigroup, as described in Note 2, the Company made equity investments in Fund I during the year ended December 31, 2000. The activity for the equity investment in Fund I is as follows:

Beginning balance                                 $   -
  Capital contributions to Fund I                 33,214
  Company portion of Fund I income                 1,530
  Costs capitalized for investment in Fund I       4,752
  Amortization of capitalized costs                 (378)
  Distributions from Fund I                      (13,107)
                                                ---------
Ending balance                                   $26,011
                                                =========

As of December 31, 2000, Fund I has loans outstanding totaling $119,622,000, all of which are performing in accordance with the terms of the loan agreements.

In addition, the Company received $373,000 of fees for management of Fund I.

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

                      Capital Trust, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (continued)




10.  Excess of Purchase Price Over Net Tangible Assets Acquired

On July 15, 1997, the Company consummated the acquisition of the real estate investment banking, advisory and asset management businesses of Victor Capital and certain affiliated entities. The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price of the acquisition in excess of net tangible assets acquired approximated $342,000.

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

In April 2000, the Company increased its level of resources devoted to its new investment management business and reduced resources devoted to its investment banking and advisory operations. As a result, the Company determined that there has been a decline in the value of the acquired enterprise and the Company wrote off the remaining value of the excess of purchase price over net tangible assets acquired. This additional $275,000 write-off was recorded as additional amortization expense in the year ended December 31, 2000.

11.  Equipment and Leasehold Improvements

At December 31, 2000 and 1999, equipment and leasehold improvements, net, are summarized as follows (in thousands):

                                Period of
                              Depreciation or
                                Amortization       2000          1999
                             ------------------ ----------   -----------

  Office and computer
  equipment                    1 to 3 years       $ 492        $ 571
  Furniture and fixtures       5 years              143          188
  Leasehold improvements       Term of leases       297          245
                                               ----------   -----------
                                                    932        1,004
  Less: accumulated depreciation                   (389)        (642)
                                               ----------   -----------
                                                  $ 543        $ 362
                                               ==========   ===========

Depreciation and amortization expense on equipment and leasehold improvements, which are computed on a straight-line basis totaled $238,000, $322,000 and $227,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Equipment and leasehold improvements are included at their depreciated cost in prepaid and other assets in the consolidated balance sheets.

12.  Notes Payable

At December 31, 2000 and 1999, the Company has notes payable aggregating $2,647,000 and $3,474,000, respectively.

In connection with the acquisition of Victor Capital and affiliated entities, the Company issued $5.0 million of non-interest bearing unsecured notes ("Acquisition Notes") to the sellers, who are directors and the current vice chairman and chief executive officer and chairman of the executive committee of the board of directors of the Company, payable in ten semi-annual payments of $500,000. The Acquisition Notes were originally discounted to $3,908,000 based on an imputed interest rate of 9.5%.

                      Capital Trust, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (continued)


12.  Notes Payable, continued

At December 31, 2000, the Acquisition Notes have four remaining semi-annual payments maturing July 1, 2002. The net present value of the remaining payments on the Acquisition Notes at December 31, 2000 and 1999, amounted to $1,868,000 and $2,680,000, respectively.

The Company is also indebted under a non-recourse note payable due to a life insurance company. This note is secured by a loan receivable for a property that was sold in 1997. The note bears interest at 9.50% per annum with principal and interest payable monthly until August 7, 2017, when the entire unpaid principal balance and any unpaid interest are due. The life insurance company has the right to call the entire note due and payable upon ninety days prior written notice. At December 31, 2000 and 1999, the balance of the note payable amounted to $779,000 and $794,000, respectively. The Company's borrower defaulted on its payment obligation under the loan receivable securing the note payable in June 2000. As the note payable is non-recourse, the Company terminated its payments to the life insurance company and is in default on the note payable at December 31, 2000. The Company determined not to pursue foreclosure on the defaulted loan receivable and allowed the loan receivable to be foreclosed upon on January 17, 2001, whereupon the non-recourse debt was extinguished.

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

On June 8, 1998, the Company entered into a second credit agreement with another commercial lender that provides for a $300 million line of credit with an original expiration date in December 1999 (the "Second Credit Facility" together with the First Credit Facility, the "Credit Facilities"). The Company incurred an initial commitment fee upon the signing of the Second Credit Facility and will pay an additional commitment fee when borrowings exceed $250 million. Effective March 30, 1999, pursuant to an amended and restated credit agreement, the Company extended the expiration of such credit facility from December 1999 to June 2000 with an automatic nine-month amortizing extension option, if not otherwise extended. Effective June 30, 2000, pursuant to an amended and restated credit agreement, the Company extended the expiration of such credit facility from June 2000 to June 2001 with an automatic nine-month amortizing extension option, if not otherwise extended.

                      Capital Trust, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (continued)


13.  Long-Term Debt, continued

Credit Facilities, continued

The Credit Facilities provide for advances to fund lender-approved loans and investments made by the Company ("Funded Portfolio Assets"). The obligations of the Company under the Credit Facilities are secured by pledges of the Funded Portfolio Assets acquired with advances under the Credit Facilities. Borrowings under the Credit Facilities bear interest at specified rates over LIBOR, which rates may fluctuate, based upon the credit quality of the Funded Portfolio Assets. Future repayments and redrawdowns of amounts previously subject to the drawdown fee will not require the Company to pay any additional fees. The Credit Facilities provide for margin calls on asset-specific borrowings in the event of asset quality and/or market value deterioration as determined under the Credit Facilities. The Credit Facilities contain customary representations and warranties, covenants and conditions and events of default. The Credit Facilities also contain a covenant obligating the Company to avoid undergoing an ownership change that results in Craig M. Hatkoff, John R. Klopp or Samuel Zell no longer retaining their senior offices and directorships with the Company and practical control of the Company's business and operations. The providers of the Credit Facilities have notified the Company that the resignation of Craig M. Hatkoff on December 29, 2000 is not an event of non-compliance with the foregoing covenant.

At December 31, 2000, the Company has borrowed $100,670,000 against the First Credit Facility at an average borrowing rate (including amortization of fees incurred and capitalized) of 9.52%. The Company has pledged assets of $156,573,000 as collateral for the borrowing against the First Credit Facility.

At December 31, 2000, the Company has borrowed $72,970,000 against the Second Credit Facility at an average borrowing rate (including amortization of fees incurred and capitalized) of 9.68%. The Company has pledged assets of $218,041,000 as collateral for the borrowing against the Second Credit Facility.

On December 31, 2000, the unused amounts available under the Credit Facilities were $474,788,000.

Repurchase Obligations

During 2000, the Company had entered into two repurchase agreements. One repurchase agreement was satisfied during the year ended December 31, 2000 and the other was extended.

The first repurchase agreement, with a securities dealer, arose in connection with the purchase of a Certificated Mezzanine Investment. At December 31, 1999, the Company has sold such asset totaling $21,839,000, which approximates market value, and has a liability to repurchase this asset for $10,919,000. The liability balance bore interest at a specified rate over LIBOR and was settled in May 2000 when the Certificated Mezzanine Investment was satisfied.

The other repurchase agreement, with another securities dealer, arose in connection with the purchase of a Certificated Mezzanine Investment. At December 31, 1999, the Company has sold such asset with a book value of $23,594,000, which approximates market value, and has a liability to repurchase this asset for $17,784,000. This repurchase agreement was extended to May 2001 during the year ended December 31, 2000 and at December 31, 2000, the Company has sold such asset with a book value of $22,379,000, which approximates market value, and has a liability to repurchase this asset for $16,569,000. The liability balance bears interest at a specified rate over LIBOR.

The  average   interest  rate  in  effect  for  both  variable  rate  Repurchase
Obligations at December 31, 1999 was 7.76% and the interest rate in effect for the remaining Repurchase Obligation at December 31, 2000 was 8.32%.

                      Capital Trust, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (continued)


13.  Long-Term Debt, continued

Term Redeemable Securities Contract

In connection with the purchase of the BB CMBS Portfolio described in Note 5, an affiliate of the seller provided financing for 70% of the purchase price, or $137.8 million, at a floating rate of LIBOR plus 50 basis points pursuant to a term redeemable securities contract. This rate was below the market rate for similar financings, and, as such, a discount on the term redeemable securities contract was recorded to reduce the carrying amount by $10.9 million (which has been amortized to $4.6 million), which had the effect of adjusting the yield to current market terms. The debt has a three-year term that expires in February 2002.

An affiliate of the seller also entered into an interest rate swap with the Company for the full duration of the BB CMBS Portfolio thereby providing a hedge for interest rate risk. The notional values of the swaps were tied to the amount of debt for the term of the debt and then to the assets for the remaining terms of the assets. The swaps had a negative value at December 31, 2000 of $971,000.

By entering into interest rate swaps, the Company has effectively converted the term redeemable securities contract to a fixed interest rate of 6.55%. After adjusting the carrying amount and yield to current market terms, the term redeemable securities contract bears interest at a fixed interest rate of 9.58%.

14.  Convertible Trust Preferred Securities

On July 28, 1998, the Company privately placed 150,000 8.25% Step Up Convertible Trust Preferred Securities (liquidation amount $1,000 per security) with an aggregate liquidation amount of $150 million (the "Original Convertible Trust Preferred Securities").

The Original Convertible Trust Preferred Securities were issued by the Company's consolidated statutory trust subsidiary, CT Convertible Trust I (the "Trust"). The Original Convertible Trust Preferred Securities represented an undivided beneficial interest in the assets of the Trust that consisted solely of the Company's Original Convertible Debentures (as hereafter defined). This private placement transaction was completed concurrently with the related issuance and sale to the Trust of the Company's 8.25% Step Up Convertible Junior Subordinated Debentures in the aggregate principal amount of $154,650,000 (the "Original Convertible Debentures"). Distributions on the Original Convertible Trust Preferred Securities were payable quarterly in arrears on each calendar quarter-end and correspond to the payments of interest made on the Original Convertible Debentures, the sole assets of the Trust. Distributions were payable only to the extent payments were made in respect to the Original Convertible Debentures.

The Company received $145,207,000 in net proceeds, after original issue discount of 3% from the liquidation amount of the Original Convertible Trust Preferred Securities and transaction expenses, pursuant to the above transactions. The proceeds were used to pay down the Company's Credit Facilities. The Original Convertible Trust Preferred Securities were convertible into shares of Class A Common Stock, at the direction of the holders of the Original Convertible Trust Preferred Securities made to the conversion agent to exchange such Original Convertible Trust Preferred Securities for a portion of the Original Convertible Debentures held by the Trust on the basis of one security for each $1,000 principal amount of Original Convertible Debentures, and immediately convert such amount of Original Convertible Debentures into Class A Common Stock at an initial rate of 85.47 shares of Class A Common Stock per $1,000 principal amount of the Original Convertible Debentures (which is equivalent to a conversion price of $11.70 per share of Class A Common Stock). The Original Convertible
Debentures had a 20-year maturity and were non-callable for five years. Upon repayment of the Original Convertible Debentures at maturity or upon redemption, the proceeds of such repayment or payment would have been simultaneously paid and applied to redeem, among other things, the Original Convertible Trust Preferred Securities. If the securities were not redeemed by September 30, 2004, the distribution rate would have stepped up by 0.75% per annum for each annual period thereafter. The 3% ($4,500,000) discount and transaction fees on the issuance were amortized over the expected life of the Original Convertible Trust Preferred Securities.

                      Capital Trust, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (continued)



14.  Convertible Trust Preferred Securities, continued

On May 10, 2000, the Company modified the terms of the $150 million aggregate liquidation amount Convertible Trust Preferred Securities.

In connection with the modification, the then outstanding Convertible Trust Preferred Securities were canceled and new variable step up convertible trust preferred securities with an aggregate liquidation amount of $150,000,000 (the "New Convertible Trust Preferred Securities") were issued to the holders of the canceled securities in exchange therefore, and the Convertible Debentures were canceled and new 8.25% step up convertible junior subordinated debentures in the aggregate principal amount of $92,524,000 (the "New Convertible Debentures") and new 13% step up non-convertible junior subordinated debentures in the aggregate principal amount of $62,126,000 (the "New Non-Convertible Debentures" and together with the New Convertible Debentures, the "New Debentures") were issued to the Trust, as the holder of the canceled bonds, in exchange therefore. The liquidation amount of the New Convertible Trust Preferred Securities is divided into $89,742,000 of convertible amount (the "Convertible Amount") and $60,258,000 of non-convertible amount (the "Non-Convertible Amount"), the distribution, redemption and, as applicable, conversion terms of which, mirror the interest, redemption and, as applicable, conversion terms of the New Convertible Debentures and the New Non-Convertible Debentures, respectively, held by the Trust.

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

For financial reporting purposes, the Trust is treated as a subsidiary of the Company and, accordingly, the accounts of the Trust are included in the consolidated financial statements of the Company. Intercompany transactions between the Trust and the Company, including the Original Convertible and New Debentures, have been eliminated in the consolidated financial statements of the Company. The Original Convertible Trust Preferred Securities and the New Convertible Trust Preferred Securities are presented as a separate caption between liabilities and stockholders' equity ("Convertible Trust Preferred Securities") in the consolidated balance sheet of the Company. Distributions on the Original Convertible Trust Preferred Securities and the New Convertible Trust Preferred Securities are recorded, net of the tax benefit, in a separate caption immediately following the provision for income taxes in the consolidated statements of income of the Company.

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

Each share of Class A Common Stock is convertible at the option of the holder thereof into one share of Class B Common Stock and, subject to certain conditions; each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock.

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

Each share of Class A Preferred Stock is convertible at the option of the holder thereof into an equal number of shares of Class B Preferred Stock, or into a number of shares Class A Common Stock equal to the ratio of (x) $2.69 plus an amount equal to all dividends per share accrued and unpaid thereon as of the date of such conversion to (y) the conversion price in effect as of the date of such conversion. Each share of Class B Preferred Stock is convertible at the option of the holder thereof, subject to certain conditions, into an equal number of shares of Class A Preferred Stock or into a number of shares of Class B Common Stock equal to the ratio of (x) $2.69 plus an amount equal to all dividends per share accrued and unpaid thereon as of the date of such conversion to (y) the conversion price in effect as of the date of such conversion. The conversion price in effect as of December 31, 2000 is $2.69 and therefore the outstanding shares of Preferred Stock are convertible into an equal number of shares of Common Stock.

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

Until August 10, 1999 (the "Conversion Date"), Veqtor owned 6,959,593 of the outstanding shares of Class A Common Stock and all 12,267,658 of the outstanding shares of Class A Preferred Stock. Veqtor was then controlled by the chairman of the board, the vice chairman and chief executive officer and the then vice chairman and chairman of the executive committee of the board of directors of the Company in their capacities as the persons controlling the common members of Veqtor. Prior to the Conversion Date, the common members owned approximately 48% of the equity ownership of Veqtor and three commercial banks, as preferred members of Veqtor, owned the remaining 52% of the equity ownership of Veqtor.

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

On September 30, 1999, in accordance with a commitment made by Veqtor and its common members, all 5,946,825 shares of Class A Preferred Stock were, upon exercise of existing conversion rights, converted into an equal number of shares of Class A Common Stock. As a result of the foregoing redemption and subsequent conversion transactions, as of September 30, 1999, Veqtor owned 9,320,531 (or approximately 42.4%) of the outstanding shares of Class A Common Stock and the Company's annual dividend on Preferred Stock had been reduced from $3,135,000 to $1,615,000.

In December 1999, a series of coordinated transactions (the "Separation Transaction") were effected in which beneficial ownership of an aggregate of 6,128,243 shares of the 9,320,531 shares of Class A Common Stock previously owned by Veqtor prior to the Separation Transaction were transferred to partnerships controlled by the vice chairman and chief executive officer of the Company (the "Klopp LP"), the then vice chairman and chairman of the executive committee of the board of directors of the Company (the "Hatkoff LP") and certain of the former partners of CTILP (the "Other Partnerships"). Each of the partnerships acquired direct beneficial ownership of such number of shares of Class A Common Stock equal to the number of shares in which the persons then controlling such partnerships held an indirect pecuniary interest prior to the Separation Transaction. Veqtor retained direct beneficial ownership of 3,192,288 shares of Class A Common Stock, which represents the number of shares in which the persons then controlling Veqtor held an indirect pecuniary interest prior to the Separation Transaction.

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

During March 2000, the Company commenced an open market share repurchase program under which the Company was authorized to purchase, from time to time, up to two million shares of Class A Common Stock. In May 2000, the Company announced an increase in the number of shares purchasable pursuant to its share repurchase program to four million shares. As of December 31, 2000, the Company had purchased and retired 2,564,400 shares of Class A Common Stock at an average price of $4.14 per share (including commissions).

                      Capital Trust, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (continued)



15.   Stockholders' Equity, continued

In consideration of, among other things, Citigroup's $400 million capital commitment to the Mezzanine Funds, the Company agreed in the Venture Agreement to issue affiliates of Citigroup warrants to purchase shares of Class A Common Stock. The Company issued an initial warrant to purchase 4.25 million shares of Class A Common Stock and has agreed, under certain circumstances, to issue additional warrants to purchase up to 5.25 million shares of Class A Common Stock. See Note 2 for a description of the terms of the warrants and the circumstances under which the additional warrants may be issued. The value of the warrants at issuance date, $1,360,000, was capitalized and will be amortized over the anticipated lives of the Mezzanine Funds.

During 2000, the Company agreed to repurchase 630,701 shares of Class A Common Stock, 1,520,831 shares of Class B Common Stock, 1,518,390 shares of Class A Preferred Stock and 2,274,110 shares of Class B Preferred Stock for approximately $29.1 million concurrent with the closing of the Company's second Mezzanine Fund in 2001. The seller has agreed to invest the proceeds received in the second Mezzanine Fund.

Earnings per Share

The following table sets forth the calculation of Basic and Diluted EPS for the years ended December 31, 2000 and 1999:

                          Year Ended December 31, 2000           Year Ended December 31, 1999
                       ---------------------------------      ------------------------------------
                                               Per Share                                 Per Amount
                       Net Income    Shares     Amount        Net Income    Shares        Amount
                       ----------    ------     ------        ----------    ------        ------

Basic EPS:
  Net earnings per
   share of Common
   Stock               $8,146,000  23,171,057   $ 0.35       $14,701,000    21,334,412     $ 0.69
                                               ========                                   ========
Effect of Dilutive
Securities:
  Options outstanding
   for the purchase
   of Common Stock           --            37                         --            --
  Future commitments
   for stock unit
   awards for the
   issuance of Common
   Stock                     --       200,000                         --       300,000
  Convertible Trust
   Preferred
   Securities
   exchangeable for
   shares of Common
   Stock                     --            --                  6,966,000    12,820,513
  Convertible
   Preferred Stock      1,615,000   6,320,833                  2,375,000     9,269,806
                       ----------   ---------                 ----------     ----------

Diluted EPS:
  Net earnings per
   share of Common
   Stock and Assumed
   Conversions         $9,761,000  29,691,927   $ 0.33       $24,042,000    43,724,731     $ 0.55
                      ===========  ==========   ======       ===========    ==========    ========

                      Capital Trust, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (continued)


15.   Stockholders' Equity, continued

The following table sets forth the calculation of Basic and Diluted EPS for the year ended December 31, 1998:

                          Year Ended December 31, 1998
                       ----------------------------------
                       Net Income    Shares     Per Share
                                                 Amount
                       -----------  ----------  ---------

Basic EPS:
  Net earnings per
   share of Common
   Stock              $10,308,000   18,208,812   $ 0.57
                                                =========
Effect of Dilutive
Securities:
  Options outstanding
   for the purchase
   of Common Stock             --      148,989
  Convertible
   Preferred Stock      3,135,000   12,267,658
                      -----------  -----------
Diluted EPS:
  Net earnings per
   share of Common
   Stock and Assumed
   Conversions        $13,443,000   30,625,459   $ 0.44
                      ===========  ===========  =========

16.  General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2000, 1999 and 1998 consist of (in thousands):

                             2000            1999            1998
                        -------------   -------------   -------------
Salaries and benefits     $11,280         $12,914         $11,311
Professional services       1,170           2,352           3,138
Other                       2,989           2,079           2,596
                        -------------   -------------   -------------
Total                     $15,439         $17,345         $17,045
                        =============   =============   =============

17.   Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes for the years ended December 31, 2000 and 1999 is comprised as follows (in thousands):

                               2000        1999        1998
                            ----------- ----------- -----------
Current
  Federal                    $12,561     $14,538      $7,226
  State                        4,493       5,176       2,740
  Local                        4,057       4,673       2,480
Deferred
  Federal                     (2,025)     (1,430)     (2,282)
  State                         (697)       (492)       (419)
  Local                         (629)       (445)       (378)
                            ----------- ----------- -----------
Provision for income taxes   $17,760     $22,020      $9,367
                            =========== =========== ===========

                      Capital Trust, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (continued)


17.  Income Taxes, continued

The Company has federal net operating loss carryforwards ("NOLs") as of December 31, 2000 of approximately $9.4 million. Such NOLs expire through 2012. Due to CRIL's purchase of 6,959,593 Common Shares from the Predecessor's former parent in January 1997 and another prior ownership change, a substantial portion of the NOLs are limited for federal income tax purposes to approximately $1.4 million annually. Any unused portion of such annual limitation can be carried forward to future periods.

The reconciliation of income tax computed at the U.S. federal statutory tax rate (35%) to the effective income tax rate for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):

                            2000             1999             1998
                      ----------------  ----------------  -----------------
                         $        %        $        %       $         %
                      --------  ------  --------  ------  -------  --------
  Federal income
    tax at
    statutory rate     $12,405   35.0%  $16,122   35.0%  $ 9,013   35.0%
  State and local
    taxes, net of
    federal tax
    benefit             4,696    13.3%    5,793   12.6%    2,874   11.2%
  Utilization of
    net operating
    loss
    carryforwards        (490)   (1.4)%    (495)  (1.1)%  (2,755) (10.7)%
  Compensation in
    excess of
    deductible
    limits                851     2.4%      566    1.2%      221    0.9%
  Other                   298     0.8%       34    0.1%       14    0.0%
                      --------  ------  --------  ------  -------  --------
                       $17,760   50.1%  $22,020   47.8%   $9,367   36.4%
                      ========  ======  ========  ======  =======  ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes.

The components of the net deferred tax assets are as follows (in thousands):

                                                 December 31,
                                            -----------------------
                                               2000        1999
                                            ----------- -----------
  Net operating loss carryforward             $3,298      $3,889
  Reserves on other  assets and for possible
  credit losses                                9,047       6,312
  Other                                        1,411         795
                                            ----------- -----------
  Deferred tax assets                         13,756      10,966
  Valuation allowance                         (5,037)     (5,628)
                                            ----------- -----------
                                              $8,719      $5,368
                                            =========== ===========

The Company recorded a valuation allowance to reserve a portion of its net deferred assets in accordance with SFAS No. 109. Under SFAS No. 109, this valuation allowance will be adjusted in future years, as appropriate. However, the timing and extent of such future adjustments cannot presently be determined.

18.  Interest Rate Risk Management

The  Company  uses  interest  rate  swaps and  interest  rate caps to reduce the
Company's exposure to interest rate fluctuations on certain loans and investments and to provide more stable spreads between investment yields and the rates on their financing sources.

In connection with the purchase of the BB CMBS Portfolio described in Note 5 and the related term redeemable securities contract, an affiliate of the seller entered into interest rate swaps with the Company for the full duration of the BB CMBS Portfolio securities thereby providing a hedge for interest rate risk. The notional values of the swaps were tied to the amount of debt for the term of the debt and then to the assets for the remaining terms of the assets.

                      Capital Trust, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (continued)


18.  Interest Rate Risk Management, continued

In 2000, the Company terminated a swap that was outstanding at December 31, 1999, in connection with the payoff of a loan resulting in a gain of $322,000. In 1999, the Company terminated two swaps and partially terminated a third swap that was outstanding at December 31, 1998, in connection with the payoff of a loan and the sale of a loan resulting in a payment of $323,000.

At December 31, 2000, the Company has entered into interest rate swap agreements for notional amounts totaling approximately $233,025,000 with two investment grade financial institution counterparties whereby the Company swapped fixed rate instruments, which averaged approximately 6.02% at December 31, 2000 and 6.11% for the year then ended, for floating rate instruments equal to LIBOR which averaged approximately 6.73% at December 31, 2000 and 6.51% for the year then ended. Amounts arising from the differential are recognized as an adjustment to interest income related to the earning asset. If an interest rate swap or interest rate cap is sold or terminated and cash is received or paid, the gain or loss is deferred and recognized when the hedged asset is sold or matures. The agreements mature at varying times from September 2001 to December 2014 with a remaining average term of 118 months.

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

19.  Employee Benefit Plans

Employee 401(k) and Profit Sharing Plan

In 1999, the Company instituted a 401(k) and profit sharing plan that allows eligible employees to contribute up to 15% of their salary into the plan on a pre-tax basis, subject to annual limits. The Company has committed to make contributions to the plan equal to 3% of all eligible employees' compensation subject to annual limits and may make additional contributions based upon earnings. The Company's contribution expense for the years ended December 31, 2000 and 1999, was $187,000 and $191,000, respectively.

1997 Long-Term Incentive Stock Plan

In May 1997, the board of trustees of the Predecessor adopted the original 1997 long-term incentive share plan, which was approved by the Predecessor's shareholders, and thereafter amended to reflect the Predecessor's name change, in July 1997. In May 1998, the Predecessor's board of trustees originally adopted, subject to shareholder approval, the original form of an amended and restated 1997 long-term incentive share plan, which was subsequently approved at the Predecessor's 1998 annual meeting of shareholders on January 28, 1999 (the "1998 Annual Meeting"). Upon consummation of the Reorganization, the Company succeeded to and assumed the amended and restated plan which has been amended to reflect the succession of the Company (the plan is hereinafter referred to as the "Incentive Stock Plan"). The Incentive Stock Plan permits the grant of nonqualified stock option ("NQSO"), incentive stock option ("ISO"), restricted stock, stock appreciation right ("SAR"), performance unit, performance stock and stock unit awards. A maximum of 2,294,751 shares of Class A Common Stock may be issued during the fiscal year 2001 pursuant to awards under the Incentive Stock Plan and the Director Stock Plan (as defined below) in addition to the shares subject to awards outstanding under the two plans at December 31, 2000. The maximum number of shares that may be subject to awards to any employee during the term of the plan may not exceed 500,000 shares and the maximum amount payable in cash to any employee with respect to any performance period pursuant to any performance unit or performance stock award is $1.0 million.

                      Capital Trust, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (continued)


19.  Employee Benefit Plans, continued

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

Restricted stock may be granted under the Incentive Stock Plan with performance goals and periods of restriction as the board of directors may designate. The performance goals may be based on the attainment of certain objective and/or subjective measures. In 2000, 1999 and 1998, the Company issued 230,304 shares, 104,167 shares and 72,500 shares, respectively, of restricted stock, of which 62,374 shares, 32,500 shares and 17,500 shares, respectively, were canceled upon the resignation of employees prior to vesting. The shares of restricted stock issued in 2000 vest one-third on each of the following dates: February 1, 2001, February 1, 2002 and February 1, 2003. The shares of restricted stock issued in 1999 vest one-third on each of the following dates: February 2, 2000, February 2, 2001 and February 2, 2002. The shares of restricted stock issued in 1998 vest one-third on each of the following dates: January 30, 2001, January 30, 2002 and January 30, 2003. The Company also granted 52,083 shares of performance based restricted stock for which none of the performance goals have been met and the shares have not been issued.

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

The following table summarizes the activity under the Incentive Stock Plan for the years ended December 31, 2000, 1999 and 1998:

                                                                  Weighted
                                                                  Average
                                Options     Exercise Price        Exercise
                               Outstanding     per Share       Price per Share
                               ----------  ------------------ ----------------
  Outstanding at January
  1, 1998                        607,000         $6.00           $ 6.00
    Granted in 1998              907,250     $9.00 - $11.38        9.93
    Exercised in 1998             (1,666)        $6.00             6.00
    Canceled in 1998            (243,500)    $6.00 - $10.00        7.81
                               ----------                     -------------
  Outstanding at
  December 31, 1998            1,269,084     $6.00 - $11.38        8.46
    Granted in 1999              352,000         $6.00             6.00
    Canceled in 1999            (387,167)    $6.00 - $11.38        8.06
                               ----------                     -------------
  Outstanding at
  December 31, 1999            1,233,917     $6.00 - $11.38        7.89
    Granted in 2000              467,250     $4.125 - $6.00        4.94
    Canceled in 2000            (281,667)   $4.125 - $10.00        7.34
                               ----------                     -------------
  Outstanding at
  December 31, 2000            1,419,500    $4.125 - $10.00      $ 7.04
                               ==========                     =============

At December 31, 2000, 1999 and 1998, 745,505, 487,761 and 272,834, respectively, of the options were exercisable. At December 31, 2000, the outstanding options have various remaining contractual lives ranging from 6.54 to 9.72 years with a weighted average life of 7.74 years.

                      Capital Trust, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (continued)


19.  Employee Benefit Plans, continued

1997 Non-Employee Director Stock Plan

In May 1997, the board of trustees of the Predecessor adopted the original 1997 non-employee trustee share plan, which was approved by the Predecessor's shareholders, and thereafter amended to reflect the Predecessor's name change, in July 1997. In May 1998, the Predecessor's board of trustees originally adopted, subject to shareholder approval, the original form of an amended and restated 1997 non-employee trustee share plan which was subsequently approved at the Predecessor's 1998 Annual Meeting. Upon consummation of the Reorganization, the Company succeeded to and assumed the amended and restated plan, which has been amended to reflect the succession of the Company (the plan is hereinafter referred to as the "Director Stock Plan"). The Director Stock Plan permits the grant of NQSO, restricted stock, SAR, performance unit, stock and stock unit awards. A maximum of 2,294,751 shares of Class A Common Stock may be issued during the fiscal year 2001 pursuant to awards under the Director Stock Plan and the Incentive Stock Plan, in addition to the shares subject to awards outstanding under the two plans at December 31, 2000.

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

The following table summarizes the activity under the Director Stock Plan for the years ended December 31, 2000, 1999 and 1998:

                                                                  Weighted
                                Options     Exercise Price        Average
                               Outstanding     per Share          Exercise
                                                               Price per Share
                               ----------  ------------------ ----------------
  Outstanding  at January 1,
  1998                           50,000           $6.00            6.00
    Granted in 1998             205,000          $10.00           10.00
                               ----------                     -------------
  Outstanding at
  December 31, 1998             255,000        $6.00-$10.00        9.22
    Granted in 1999                -            $   -               -
                                                              -------------
                               ----------
  Outstanding at
  December 31, 1999             255,000        $6.00-$10.00        9.22
    Granted in 2000                -            $   -               -
                               ----------                     -------------
  Outstanding at
  December 31, 2000             255,000        $6.00-$10.00      $ 9.22
                               ==========                     =============

At December 31, 2000, 1999 and 1998, 186,668, 101,688 and 16,666,  respectively, of the options were exercisable. At December 31, 2000, the outstanding options have a remaining contractual life of 6.54 years to 7.09 years with a weighted average life of 6.98 years.

                      Capital Trust, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (continued)


19.  Employee Benefit Plans, continued

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

Pro forma information regarding net income and net earnings per common share has been estimated at the date of the grant using the Black-Scholes option-pricing model based on the following assumptions:

                             2000            1999            1998
                        -------------   -------------   -------------
Risk-free interest rate      6.65%           5.2%            5.2%
Volatility                  40.0%           40.0%           40.0%
Dividend yield               0.0%            0.0%            0.0%
Expected life (years)        5.0             5.0             5.0

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value of each stock option granted during the years ended December 31, 2000, 1999 and 1998 were $1.58, $2.41and $4.44, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands, except for net earnings (loss) per share of common stock):

                              2000                 1999                 1998
                      -------------------   -----------------    -------------------
                         As                    As                    As
                      reported  Pro forma   reported  Pro forma   reported  Pro forma
                      -------- ----------   --------- ---------  ---------  ---------

  Net income (loss)    $9,761   $9,287      $17,076    $16,274     $13,443   $12,214
  Net earnings
    (loss) per
    share of common
    stock:
     Basic             $  0.35  $  0.33     $  0.69    $  0.62     $  0.57   $  0.50
     Diluted           $  0.33  $  0.31     $  0.55    $  0.53     $  0.44   $  0.40


The pro forma information presented above is not representative of the effect stock options will have on pro forma net income or earnings per share for future years.

                      Capital Trust, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (continued)


20.  Fair Values of Financial Instruments

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

  Certificated mezzanine investments: The fair value was obtained by obtaining a quote from a market maker in the security.

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

                      Capital Trust, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (continued)


20.  Fair Values of Financial Instruments, continued

The carrying amounts of all assets and liabilities approximate the fair value except as follows (in thousands):

                                 December 31, 2000       December 31, 1999
                               ----------------------  ----------------------
                               Carrying      Fair      Carrying      Fair
                                Amount       Value      Amount       Value
                               ----------  ----------  ----------  ----------
 Financial Assets:
  Loans receivable, net        $ 349,089   $ 342,446   $ 509,811   $ 494,302
  CMBS                           215,516     216,487     214,058     200,726
  Interest Rate Swap
   Agreements                        -          (971)       -         13,332
  Interest rate cap
   agreement                          36          57          48          46

Unrecognized Financial
  Instruments:
  Interest Rate Swap
   Agreements                        -          (574)       -          3,839

21.  Supplemental Schedule of Non-Cash and Financing Activities

Interest paid on the Company's outstanding debt for 2000, 1999 and 1998 was $48,531,000, $49,103,000 and $25,184,000, respectively. Income taxes paid by the
Company in 2000,  1999 and 1998 were  $15,612,000,  $17,165,000  and $7,866,000, respectively.

22.  Transactions with Related Parties

The Company entered into a consulting agreement, dated as of July 15, 1997, with a director of the Company. The consulting agreement had an initial term of one year that was extended to December 31, 1998 and terminated at that date. Pursuant to the agreement, the director provided consulting services for the Company including strategic planning, identifying and negotiating mergers, acquisitions, joint ventures and strategic alliances, and advising as to capital structure matters. During the year ended December 31, 1998, the Company incurred expenses of $165,000 in connection with this agreement.

The Company entered into a consulting agreement, dated as of January 1, 1998, with another director of the Company. The consulting agreement had an initial term of one year and has been extended to December 31, 2000. Pursuant to the agreement, the director provides consulting services for the Company including new business identification, strategic planning and identifying and negotiating mergers, acquisitions, joint ventures and strategic alliances. During each of the years ended December 31, 2000, 1999 and 1998, the Company incurred expenses of $96,000 in connection with this agreement.

The Company pays EGI, an affiliate under common control of the chairman of the board of directors, for certain corporate services provided to the Company. These services include consulting on legal matters, tax matters, risk management, investor relations and investment banking. During the years ended December 31, 2000, 1999 and 1998, the Company incurred $85,000, $86,000 and $216,000, respectively, of expenses in connection with these services.

During the year ended December 31, 1999, the Company, through two of its acquired subsidiaries, earned asset management fees pursuant to agreements with entities in which two of the executive officers and directors of the Company have an equity interest and serve as officers, members or as a general partner thereof. During the years ended December 31, 2000, 1999 and 1998, the Company earned $16,000, $391,000 and $1,682,000, respectively, from such agreements, which have been included in the consolidated statements of operations.

                      Capital Trust, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (continued)


23.  Commitments and Contingencies

Leases

The Company leases premises and equipment under operating leases with various expiration dates. Minimum annual rental payments at December 31, 2000 are as follows (in thousands):

Years ending December 31:
- -------------------------
  2001                                                  $  806
  2002                                                     806
  2003                                                     780
  2004                                                     870
  2005                                                     899
  Thereafter                                             2,248
                                                      -----------
                                                        $6,409
                                                      ===========

Rent expense for office space and equipment amounted to $1,017,000, $470,000 and $530,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Litigation

In the normal course of business, the Company is subject to various legal proceedings and claims, the resolution of which, in management's opinion, will not have a material adverse effect on the consolidated financial position or the results of operations of the Company.

Employment Agreements

The Company had employment agreements with three of its executive officers, one of which was terminated on December 29, 2000.

The employment agreements with two of the executive officers provide for five-year terms of employment commencing as of July 15, 1997. Such agreements contain extension options that extend such agreements automatically unless terminated by notice, as defined, by either party. The employment agreements provide for base annual salaries of $500,000, which has been increased to $600,000, and will be increased each calendar year to reflect increases in the cost of living and will otherwise be subject to increase at the discretion of the board of directors. Such executive officers are also entitled to annual incentive cash bonuses to be determined by the board of directors based on individual performance and the profitability of the Company and are participants in the Incentive Stock Plan and other employee benefit plans of the Company. One of the employment agreements was mutually terminated upon resignation of one executive officer effective December 29, 2000. Under the terms of the separation agreement, the Company made no payments under the terms of the employment agreement above.

                      Capital Trust, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (continued)


23.  Commitments and Contingencies, continued

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

24.  Segment Reporting

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

                      Capital Trust, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (continued)


25.  Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2000, 1999 and 1998 (in thousands except per share data):


                                  March 31   June 30   September   December 31
                                                         30
                                 ---------  --------- ----------- --------------
2000
- ----
   Revenues                       $24,220   $23,722    $22,553      $23,697
   Net income                     $ 2,919   $ 1,154    $ 2,417      $ 3,271
   Preferred Stock dividends      $   404   $   404    $   404      $   403
   Net income per share of
     Common Stock:
      Basic                       $  0.10   $  0.03    $  0.09      $  0.13
      Diluted                     $  0.09   $  0.03    $  0.08      $  0.10


1999
- ----
   Revenues                       $25,865   $22,930    $24,338      $34,513
   Net income                     $ 3,792   $ 3,025    $ 3,050      $ 7,209
   Preferred Stock dividends      $   784   $   784    $   403      $   404
   Net income per share of
     Common Stock:
      Basic                       $  0.16   $  0.12    $  0.11      $  0.28
      Diluted                     $  0.12   $  0.10    $  0.10      $  0.20


1998
- ----
   Revenues                       $11,207   $20,166    $21,872      $21,020
   Net income                     $ 2,673   $ 5,024    $ 3,144      $ 2,602
   Preferred Stock dividends      $   784   $   784    $   783      $   784
   Net income per share of
     Common Stock:
      Basic                       $  0.10   $  0.24    $  0.13      $  0.10
      Diluted                     $  0.09   $  0.16    $  0.10      $  0.09


26.  Subsequent Event

Effective January 1, 2001, the Company entered into a consulting agreement with Craig M. Hatkoff. The consulting agreement has an initial term of two years and is terminable by either party with 30 days notice. Under the agreement, the consultant is to be paid $15,000 per month for which the consultant provides services for the Company including serving on the management committees for Fund I and any subsequent funds and any other tasks and assignments requested by the chief executive officer.
                                      F-38