Form 10-Q
period 2001-03-31
CAPITAL TRUST INC
filed 2001-05-15
CIK 1061630

To be filed with the Securities and Exchange Commission on or about May 15, 2001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------

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

Yes [ X ]    No[   ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

           The number of outstanding shares of the Registrant's Class A Common Stock, par value $0.01 per share ("Class A Common Stock"), as of May 8, 2001 was 18,927,731.



                               CAPITAL TRUST, INC.
                                      INDEX

Part I.         Financial Information

                Item 1:        Financial Statements                                                                        1

                          Consolidated Balance Sheets - March 31, 2001 (unaudited) and December 31, 2000
                               (audited)                                                                                   1

                          Consolidated Statements of Income - Three Months Ended March 31, 2001 and 2000
                               (unaudited)                                                                                 2

                          Consolidated Statements of Changes in Stockholders' Equity - Three Months Ended
                               March 31, 2001 and 2000 (unaudited)                                                         3

                          Consolidated Statements of Cash Flows - Three Months Ended March 31, 2001 and 2000
                               (unaudited)                                                                                 4

                          Notes to Consolidated Financial Statements (unaudited)                                           5

                Item 2:        Management's Discussion and Analysis of Financial Condition and Results of
                               Operations                                                                                 12

                Item 3:        Quantitative and Qualitative Disclosures about Market Risk                                 16


Part II.        Other Information

                Item 1:        Legal Proceedings                                                                          17

                Item 2:        Changes in Securities                                                                      17

                Item 3:        Defaults Upon Senior Securities                                                            17

                Item 4:        Submission of Matters to a Vote of Security Holders                                        17

                Item 5:        Other Information                                                                          17

                Item 6:        Exhibits and Reports on Form 8-K                                                           17

                Signatures                                                                                                18


                      Capital Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      March 31, 2001 and December 31, 2000
                                 (in thousands)

                                                                                                     March 31,         December 31,
                                                                                                        2001              2000
                                                                                                   --------------    ---------------
                                                 Assets                                              (Unaudited)        (Audited)

   Cash and cash equivalents                                                                         $ 12,395           $ 11,388
   Commercial mortgage-backed securities available-for-sale, at fair value                            222,880            215,516
   Certificated mezzanine investments available-for-sale, at fair value                                22,075             22,379
   Loans receivable, net of $13,695 and $12,947 reserve for possible credit losses at
     March 31, 2001 and December 31, 2000, respectively                                               322,343            349,089
   Equity investment in CT Mezzanine Partners I LLC ("Fund I")                                         47,431             26,011
   Deposits and other receivables                                                                         252                211
   Accrued interest receivable                                                                          5,794              7,241
   Deferred income taxes                                                                                9,135              8,719
   Prepaid and other assets                                                                             2,915              3,838
                                                                                                    -----------        -------------
Total assets                                                                                         $645,220           $644,392
                                                                                                    ===========        =============

                              Liabilities and Stockholders' Equity

Liabilities:
   Accounts payable and accrued expenses                                                             $  5,386           $ 10,329
   Notes payable                                                                                        1,401              2,647
   Credit facilities                                                                                  170,723            173,641
   Term redeemable securities contract                                                                134,166            133,235
   Repurchase obligations                                                                              16,265             16,569
   Deferred origination fees and other revenue                                                          1,827              2,163
   Other liabilities                                                                                    6,739                -
                                                                                                    -----------        -------------
Total liabilities                                                                                     336,507            338,584
                                                                                                    -----------        -------------

Company-obligated, mandatory redeemable, convertible preferred securities of CT
   Convertible Trust I, holding $89,742,000 of convertible 8.25% junior subordinated debentures and $60,258,000 of non-convertible 13.00% junior subordinated
   debentures of Capital Trust, Inc. ("Convertible Trust Preferred Securities")                       147,342            147,142
                                                                                                    -----------        -------------

Stockholders' equity:
   Class A 9.5% cumulative convertible preferred stock, $0.01 par value, $0.26 cumulative annual dividend, 100,000 shares authorized, 2,278 shares issued and outstanding at
   March 31, 2001 and December 31, 2000 (liquidation preference of $6,127) ("Class A
   Preferred Stock")                                                                                       23                 23
   Class B 9.5% cumulative convertible non-voting preferred stock, $0.01 par value, $0.26 cumulative annual dividend, 100,000 shares authorized, 4,043 shares issued and outstanding at March 31, 2001 and December 31, 2000 (liquidation preference of
     $10,876) ("Class B Preferred Stock" and together with Class A Preferred Stock, "Preferred
     Stock")                                                                                               40                 40
   Class A common stock, $0.01 par value, 100,000 shares authorized, 19,162 and 18,967 shares issued and outstanding at March 31, 2001 and December 31, 2000,
     respectively                                                                                         192                190
   Class B common stock, $0.01 par value, 100,000 shares authorized, 2,755 shares issued and
     outstanding at March 31, 2001 and December 31, 2000 ("Class B Common Stock")                          28                 28
   Restricted Class A Common Stock, $0.01 par value, 396 and 264 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively  ("Restricted
     Class A Common Stock" and together with Class A Common Stock and Class B
     Common Stock, "Common Stock")                                                                          4                  3
   Additional paid-in capital                                                                         183,154             181,507
   Unearned compensation                                                                               (1,283)               (468)
   Accumulated other comprehensive loss                                                               (10,006)            (10,152)
   Accumulated deficit                                                                                (10,781)            (12,505)
                                                                                                     ----------        -------------
Total stockholders' equity                                                                            161,371             158,666
                                                                                                     ----------        -------------

Total liabilities and stockholders' equity                                                           $645,220            $644,392
                                                                                                     ==========        =============



     See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                        Consolidated Statements of Income
                   Three Months Ended March 31, 2001 and 2000
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                 2001                         2000
                                                                         ---------------------        ---------------------
Income from loans and other investments:
   Interest and related income                                              $         17,913             $         22,693
   Income from equity investments in Fund I                                              859                        -
   Less:  Interest and related expenses                                                7,254                       10,214
                                                                         ---------------------        ---------------------
      Income from loans and other investments, net                                    11,518                       12,479
                                                                         ---------------------        ---------------------
Other revenues:
   Advisory and investment banking fees                                                   75                        1,325
   Management fees from Fund I                                                           182                        -
   Other interest income                                                                 151                          202
                                                                         ---------------------        ---------------------
      Total other revenues                                                               408                        1,527
                                                                         ---------------------        ---------------------
 Other expenses:
   General and administrative                                                          3,658                        3,753
   Other interest expense                                                                 33                           71
   Depreciation and amortization                                                         171                          106
   Other expenses                                                                        224                        -
   Provision for possible credit losses                                                  748                          966
                                                                         ---------------------        ---------------------
      Total other expenses                                                             4,834                        4,896
                                                                         ---------------------        ---------------------
 Income before income taxes and distributions and
    amortization on Convertible Trust Preferred Securities                             7,092                        9,110
    Provision for income taxes                                                         3,248                        4,450
                                                                         ---------------------        ---------------------
 Income before distributions and amortization on Convertible
    Trust Preferred Securities                                                         3,844                        4,660
   Distributions and amortization on Convertible Trust
      Preferred Securities, net of income tax benefit of $1,889
      and $1,552 for the three months ended March 31, 2001
      and 2000, respectively                                                           2,120                        1,741
                                                                         ---------------------        ---------------------

Net income                                                                 $           1,724            $           2,919
    Less:  Preferred Stock dividend requirement                                         (404)                        (404)
                                                                         ---------------------        ---------------------
Net income allocable to Common Stock                                       $           1,320            $           2,515
                                                                         =====================        =====================
Per share information:
   Net earnings per share of Common Stock
      Basic                                                                $            0.06            $            0.10
                                                                         =====================        =====================
      Diluted                                                              $            0.06            $            0.09
                                                                         =====================        =====================
   Weighted average shares of Common Stock outstanding
      Basic                                                                       22,235,160                   24,487,475
                                                                         =====================        =====================
      Diluted                                                                     22,347,122                   31,008,308
                                                                         =====================        =====================

See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
               For the Three Months Ended March 31, 2001 and 2000
                                 (in thousands)
                                   (unaudited)

                                                                                                        Restricted
                                                                Class A    Class B   Class A   Class B   Class A   Additional
                                               Comprehensive   Preferred  Preferred  Common    Common     Common     Paid-In
                                               Income/(Loss)     Stock      Stock     Stock    Stock      Stock      Capital
                                              ----------------  ---------------------------------------------------------------

Balance at January 1, 2000                    $      -          $   23    $   40    $   219    $   23    $     1   $ 189,456
Net income                                         2,919           -         -          -         -          -           -
Unrealized gain on available-for-sale
  securities, net of related income taxes          6,365           -         -          -         -          -           -
Issuance of warrants to purchase shares of
  Class A Common Stock                               -             -         -          -         -          -         1,360
Issuance of Class A Common Stock unit
  awards                                             -             -         -            1       -          -           624
Issuance of restricted
  Class A Common Stock                               -             -         -          -         -            2         948
Restricted Class A Common Stock earned               -             -         -          -         -          -           -
Repurchase and retirement of shares of Class
  A Common Stock previously outstanding              -             -         -          (12)      -          -        (4,915)
                                              ----------------  ---------------------------------------------------------------
Balance at March 31, 2000                     $    9,284        $   23    $   40    $   208    $   23    $     3   $ 187,473
                                              ================  ===============================================================

Balance at January 1, 2001                    $      -          $   23    $   40    $   190    $   28    $     3   $ 181,507
Net income                                         1,724           -         -          -         -          -           -
Transition adjustment for recognition of
  derivative financial instruments                   -             -         -          -         -          -           -
Unrealized loss on derivative financial
  instruments, net of related income taxes        (1,802)          -         -          -         -          -           -
Unrealized gain on available-for-sale
  securities, net of related income taxes          2,522           -         -          -         -          -           -
Issuance of Class A Common Stock unit
  awards                                            -              -                      1       -          -           624
Issuance of restricted
  Class A Common Stock                              -              -         -          -         -            2       1,023
Vesting of restricted Class A Common Stock
  to unrestricted Class A Common Stock              -              -         -            1       -           (1)        -
Restricted Class A Common Stock earned              -              -         -          -         -          -           -
                                              --------------   ----------------------------------------------------------------
Balance at March 31, 2001                     $   2,444        $   23    $    40    $   192    $   28    $     4   $ 183,154
                                              ==============   ================================================================



                                                                 Accumulated
                                                                   Other
                                                 Unearned       Comprehensive    Accumulated
                                               Compensation     Income/(Loss)      Deficit         Total
                                              --------------------------------------------------------------

Balance at January 1, 2000                     $    (407)      $ (10,164)        $ (20,651)     $ 158,540
Net income                                           -               -               2,919          2,919
Unrealized gain on available-for-sale
  securities, net of related income taxes            -             6,365               -            6,365
Issuance of warrants to purchase shares of
  Class A Common Stock                               -               -                 -            1,360
Issuance of Class A Common Stock unit
  awards                                             -               -                 -              625
Issuance of restricted
  Class A Common Stock                              (950)            -                 -              -
Restricted Class A Common Stock earned                171            -                 -              171
Repurchase and retirement of shares of Class
  A Common Stock previously outstanding              -               -                 -           (4,927)
                                              --------------------------------------------------------------
Balance at March 31, 2000                      $  (1,186)      $  (3,799)        $ (17,732)     $ 165,053
                                              ==============================================================

Balance at January 1, 2001                     $    (468)      $ (10,152)        $ (12,505)     $ 158,666
Net income                                           -               -               1,724          1,724
Transition adjustment for recognition of
  derivative financial instruments                   -               (574)             -             (574)
Unrealized loss on derivative financial
  instruments, net of related income taxes           -             (1,802)             -           (1,802)
Unrealized gain on available-for-sale
  securities, net of related income taxes            -              2,522              -            2,522
Issuance of Class A Common Stock unit
  awards                                             -               -                 -              625
Issuance of restricted
  Class A Common Stock                            (1,025)            -                 -              -
Vesting of restricted Class A Common Stock
  to unrestricted Class A Common Stock               -               -                 -              -
Restricted Class A Common Stock earned                210            -                 -              210
                                              --------------------------------------------------------------
Balance at March 31, 2001                      $  (1,283)      $ (10,006)        $ (10,781)     $ 161,371
                                              ==============================================================


See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2001 and 2000
                                 (in thousands)
                                   (unaudited)

                                                                                               2001                    2000
                                                                                        --------------------    --------------------
Cash flows from operating activities:
   Net income                                                                             $         1,724         $         2,919
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
        Deferred income taxes                                                                        (416)                   (523)
        Provision for credit losses                                                                   748                     966
        Depreciation and amortization                                                                 171                     106
        Income from equity investments in Fund I                                                     (859)                    -
        Unrealized loss on hedged and derivative securities                                           224                     -
        Restricted Class A Common Stock earned                                                        210                     171
        Amortization of premiums and accretion of discounts on loans
          and investments, net                                                                       (666)                   (523)
        Accretion of discounts on term redeemable securities contract                                 931                     866
        Accretion of discounts and fees on Convertible Trust Preferred Securities, net                200                     200
   Changes in assets and liabilities, net:
        Deposits and other receivables                                                                (41)                    495
        Accrued interest receivable                                                                 1,447                   2,789
        Prepaid and other assets                                                                      953                  (2,283)
        Deferred origination fees and other revenue                                                  (336)                   (350)
        Accounts payable and accrued expenses                                                      (4,318)                 (6,449)
                                                                                        --------------------    --------------------
   Net cash used in operating activities                                                              (28)                 (1,616)
                                                                                        --------------------    --------------------

Cash flows from investing activities:
        Principal collections on certificated mezzanine investments                                   304                     303
        Origination and purchase of loans receivable                                                 (608)                 (1,896)
        Principal collections and proceeds from sale of loans receivable                           25,775                  83,950
        Equity investments in Fund I                                                              (21,543)                    -
        Return of capital from Fund I                                                                 865                     -
        Purchases of equipment and leasehold improvements                                             (69)                    (22)
                                                                                        --------------------    --------------------
   Net cash provided by investing activities                                                        4,724                  82,335
                                                                                        --------------------    --------------------

Cash flows from financing activities:
        Repayment of repurchase obligations                                                          (304)                   (304)
        Proceeds from credit facilities                                                            68,750                  16,000
        Repayment of credit facilities                                                            (71,668)               (102,192)
        Repayment of notes payable                                                                   (467)                   (457)
        Repurchase and retirement of shares of Class A Common
           Stock previously outstanding                                                               -                    (4,927)
                                                                                        --------------------    --------------------
   Net cash used in financing activities                                                           (3,689)                (91,880)
                                                                                        --------------------    --------------------

Net increase (decrease) in cash and cash equivalents                                                1,007                 (11,161)
Cash and cash equivalents at beginning of year                                                     11,388                  38,782
                                                                                        --------------------    --------------------
Cash and cash equivalents at end of period                                                $        12,395         $        27,621
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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


1. Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the Annual Report on Form 10-K of Capital Trust, Inc. and Subsidiaries (collectively, the "Company") for the fiscal year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of results that may be expected for the entire year ending December 31, 2001.

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

2. Summary of Significant Accounting Policies

Derivative Financial Instruments

In the normal course of business, the Company uses a variety of derivative financial instruments to manage, or hedge, interest rate risk. The Company requires derivative financial instruments to be effective in reducing its interest rate risk exposure. This effectiveness is essential for qualifying for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period.

The Company uses interest rate swaps to effectively convert variable rate debt to fixed rate debt for the financed portion of fixed rate assets. The differential to be paid or received on these agreements is recognized as an adjustment to the interest expense related to debt and is recognized on the accrual basis.

The Company also uses interest rate caps to reduce its exposure to interest rate changes on investments. The Company will receive payments on an interest rate cap should the variable rate for which the cap was purchased exceed a specified threshold level and will be recorded as an adjustment to the interest income related to the related earning asset.

To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

The swap and cap agreements are generally held to maturity and the Company does not use derivative financial instruments for trading purposes.

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

4. Earnings Per Share

The following table sets forth the calculation of Basic and Diluted EPS:


                                            Three Months Ended March 31, 2001           Three Months Ended March 31, 2000
                                        ----------------------------------------- --------------------------------------------------
                                                                      Per Share                                     Per Share
                                           Net Income      Shares       Amount      Net Loss         Shares          Amount
                                        -------------- -------------  ----------- ------------- -------------  -------------

Basic EPS:
   Net earnings per share of
      Common Stock                      $  1,320,000      22,235,160  $    0.06    $  2,515,000    24,487,475      $    0.10
                                                                      ===========                                  ===========

Effect of Dilutive Securities
   Options outstanding for the
      purchase of Common Stock                    --          11,962                        --            --
   Future commitments for share unit
      awards for the issuance of Class
      A Common Stock                              --         100,000                        --        200,000
   Convertible Class A Preferred Stock
                                                  --             --                     404,000     6,320,833
                                        --------------  ------------              -------------  ------------

Diluted EPS:
   Net earnings per share of Common
      Stock and Assumed Conversions
                                         $  1,320,000     22,347,122  $    0.06    $  2,919,000    31,008,308      $    0.09
                                        ==============  ============  =========== =============  ============      ==========

5. Derivative Financial Instruments

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of January 1, 2001, the adoption of the new standard results in an adjustment of $574,000 to accumulated other comprehensive loss and other liabilities.

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company's loans and other financial assets with interest rates on related debt financing, and manage the cost of borrowing obligations.

The Company does not use derivatives for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from those instruments, nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


To manage interest rate risk, the Company may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. To reduce overall interest cost, the Company uses interest rate instruments, typically interest rate swaps, to convert a portion of its variable rate debt to fixed rate debt. Interest rate differentials that arise under these swap contracts are recognized as interest expense over the life of the contracts.

The following table summarizes the notional value and fair value of the Company's derivative financial instruments, principally swap contracts at March 31, 2001. The notional value provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or foreign exchange market risks.


                                                                        Interest
   Hedge                  Type                 Notional Value             Rate              Maturity           Fair Value
-------------    ------------------------    --------------------    -----------------    --------------    ------------------
Swap             Fair Value Hedge                $137,812,000              6.045%             2014             $(4,363,000)
Swap             Cash Flow Hedge                   11,250,000              6.580%             2006                (677,000)
Swap             Cash Flow Hedge                   28,000,000              5.793%             2001                (156,000)
Swap             Cash Flow Hedge                   37,125,000              5.905%             2008                (990,000)
Swap             Cash Flow Hedge                   18,838,000              6.035%             2003                (553,000)
Cap              Cash Flow Hedge                   18,750,000             11.250%             2007                  51,000

Financial reporting for hedges characterized as fair value hedges and cash flow hedges are different. For those hedges characterized as a fair value hedge, the changes in fair value of the hedge and the hedged item are reflected in earnings each quarter. In the case of the fair value hedge listed above, the Company is hedging the component of interest rate risk that can be directly controlled by the hedging instrument, and it is this portion of the hedged assets that is recognized in earnings. The non-hedged balance is classified as an available-for-sale security consistent with SFAS No. 115, and is reported in accumulated other comprehensive income. For those hedges characterized as cash flow hedges, the unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or in earnings, depending on the type of hedging relationship.

On March 31, 2001, the derivative financial instruments were reported at their fair value as other assets and other liabilities of $51,000 and $6,739,000, respectively.

During the three months ended March 31, 2001, the Company recognized a gain of $16,000 for the change in time value for qualifying interest rate hedges. The time value is a component of fair value that must be recognized in earnings, and is shown in the consolidated statement of income as other expense.

The fair value hedge in the above table was undertaken by the Company to sustain the value of the Company's CMBS bond holdings. This fair value hedge, when viewed in conjunction with the fair value of the bonds, is sustaining the value of those bonds as interest rates rise and fall. During the three months ended March 31, 2001, the Company recognized a loss of $3,392,000 for the decrease in the value of the swap which was substantially offset by a gain of $3,152,000 for the change in the fair value of the bonds attributed to the hedged risk resulting in a $240,000 charge to other expense on the consolidated statement of income.

The Company utilizes cash flow hedges in order to better control interest costs on variable rate debt transactions. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are considered cash flow hedges. During the three months ended March 31, 2001, the fair value of the cash flow swaps decreased by $1,802,000, which was deferred into other comprehensive loss and will be released to earnings over the remaining lives of the swaps.

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. Within the next twelve months, the Company estimates that $656,830 currently held in accumulated other comprehensive income will be reclassified to earnings, with regard to the cash flow hedges.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


6. Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on the Company's outstanding debt and Convertible Preferred Trust Securities during the three months ended March 31, 2001 and 2000 was $10,394,000 and $13,146,000, respectively. Income taxes paid by the Company during the three months ended March 31, 2001 and 2000 was $3,008,000 and $4,741,000, respectively.

7. Loans receivable

At March 31, 2001 and December 31, 2000, the Company's loans receivable consisted of the following (in thousands):


                                                              March 31,            December 31,
                                                                2001                   2000
                                                        ---------------------- ----------------------
   (1)  Mortgage Loans                                    $        127,420       $        135,651
   (2)  Mezzanine Loans                                            166,118                179,356
   (3)  Other mortgage loans receivable                             42,500                 47,029
                                                        ---------------------- ----------------------
                                                                   336,038                362,036
   Less:  reserve for possible credit losses                       (13,695)               (12,947)
                                                        ---------------------- ----------------------
   Total loans                                            $        322,343       $        349,089
                                                        ====================== ======================

One Mortgage Loan receivable with a principal balance of $8,000,000 reached maturity on July 15, 2000 and has not been repaid with respect to principal and interest. In accordance with the Company's policy for revenue recognition, income recognition has been suspended on this loan and for the three months ended March 31, 2001, $317,000 of potential interest income has not been recorded.

At March 31, 2001, the weighted average interest rate in effect, including amortization of fees and premiums, for the Company's performing loans receivable is as follows:

   (1)  Mortgage Loans                                     11.75%
   (2)  Mezzanine Loans                                    11.87%
   (3)  Other mortgage loans receivable                    11.66%
             Total loans                                   11.80%

At March 31, 2001, $209,789,000 (64%) of the aforementioned loans bear interest at floating rates ranging from LIBOR plus 320 basis points to LIBOR plus 700 basis points. The remaining $118,249,000 (36%) of loans were financed at fixed rates ranging from 11.62% to 12.00%.

During the quarter ended March 31, 2001, the Company provided $608,000 of additional fundings on two existing loans. The Company had unfunded commitments on two loans totaling $17.4 million at March 31, 2001.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)



8. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes for the three months ended March 31, 2001 and 2000 is comprised as follows (in thousands):


                                                     2001                 2000
                                               ------------------   -----------------
Current
   Federal                                       $     2,166          $     2,956
   State                                                 788                1,060
   Local                                                 711                  957
Deferred
   Federal                                              (252)                (316)
   State                                                 (87)                (109)
   Local                                                 (78)                 (98)
                                               ------------------   -----------------
Provision for income taxes                       $     3,248          $     4,450
                                               ==================   =================


The reconciliation of income tax computed at the U.S. federal statutory tax rate (35%) to the effective income tax rate for the three months ended March 31, 2001 and 2000 are as follows (in thousands):


                                                                      2001                            2000
                                                         ------------------------------- --------------------------------
                                                               $               %                $               %
                                                         --------------- --------------- ---------------- ---------------
   Federal income tax at statutory rate                    $    2,482         35.0%        $    3,189          35.0%
   State and local taxes, net of federal tax
      benefit                                                     867         12.2%             1,176          12.9%
   Utilization of net operating loss
      carryforwards                                              (123)        (1.7)%             (122)         (1.3)%
   Compensation in excess of deductible
      limits                                                       51          0.7%               124           1.3%
   Other                                                          (29)        (0.4)%               83           0.9%
                                                         --------------- --------------- --------------------------------
                                                           $    3,248         45.8%        $    4,450          48.8%
                                                         =============== =============== ================================


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes.

The components of the net deferred tax assets as of March 31, 2001 and December 31, 2000 are as follows (in thousands):


                                                                       March 31,                   December 31,
                                                                          2001                         2000
                                                                 -----------------------      -----------------------
   Net operating loss carryforward                                  $         3,176              $         3,298
   Reserves  on other  assets and for  possible
         credit losses                                                        9,040                        9,047
   Other                                                                      1,692                        1,411
                                                                 -----------------------      -----------------------
   Deferred tax assets                                                       13,908                       13,756
   Valuation allowance                                                       (4,773)                      (5,037)
                                                                 -----------------------      -----------------------
                                                                    $         9,135              $         8,719
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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)



9. Employee Benefit Plans

1997 Long-Term Incentive Stock Plan

During the three months ended March 31, 2001, the Company issued an aggregate of 354,500 options to acquire shares of Class A Common Stock with an exercise price of $4.50 per share (the fair value market value based on reported trading price on the date of the grant).

The Company also issued 227,780 restricted shares of Class A Common Stock which vest one third on each of the following dates: February 1, 2002, February 1, 2003 and February 1, 2004.

The following table summarizes the option activity under the incentive stock plan for the quarter ended March 31, 2001:


                                                                                                    Weighted Average
                                                   Options                Exercise Price           Exercise Price per
                                                 Outstanding                 per Share                    Share
                                             --------------------- ------------------------------ ----------------------
   Outstanding at January 1, 2001                     1,419,500            $4.125 - $10.00              $   7.04
      Granted in 2001                                   354,500                 $4.50                       4.50
      Exercised in 2001                                 -                         -                         -
      Canceled in 2001                                 (133,333)           $6.00 - $10.00                   7.00
                                             ---------------------                                ----------------------
   Outstanding at March 31, 2001                      1,640,667            $4.125 - $10.00              $   6.49
                                             =====================                                ======================


At March 31, 2001, 1,008,342 of the options are exercisable. At March 31, 2001, the outstanding options have various remaining contractual exercise periods ranging from 6.29 to 9.83 years with a weighted average life of 7.93 years.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)



10. Subsequent Event

On April 9, 2001, CT Mezzanine Partners II, LP ("Fund II"), the Company's second commercial real estate mezzanine investment fund co-sponsored with Citigroup Investments Inc. ("Citigroup"), effected its initial closing (the "Initial Closing"). Fund II closed on an aggregate of $500 million in capital commitments made primarily by third-party institutional private equity investors. Pursuant to the venture agreement among the parties thereto (the "Venture Agreement"), affiliates of the Company and Citigroup made capital commitments of $33.1 million and $132.4 million, respectively, to Fund II.

Fund II commenced its investment operations immediately and the Company anticipates a final closing no later than June 30, 2001 (the "Final Closing"). The Company will make an additional capital commitment to Fund II, the amount of such commitment to be based upon the amount of commitments made by third party investors at subsequent closings.

Based upon the $500 million aggregate capital commitments made at the Initial Closing, the Company will earn annual investment management fees of $6.6 million through the service of its subsidiary, CT Investment Management Co. LLC, as investment manager to Fund II.

Pursuant to the Venture Agreement, in connection with the Initial Closing, the Company issued to Citigroup a warrant to purchase 3,015,600 shares of its Class A Common Stock at an exercise price of $5.00 per share. The warrant is immediately exercisable and expires on March 8, 2005. The Company is obligated to issue additional warrants at subsequent closings with the same exercise and expiration terms. The number of shares of Class A Common Stock subject to such warrants shall be determined based upon the amount of additional third party investor capital commitments made at such closings.

In addition, in connection with the Initial Closing, the Company repurchased for $29,138,000 in privately negotiated transactions 630,701 shares of Class A Common Stock, 1,520,831 shares of Class B Common Stock, 1,518,390 shares of Class A Preferred Stock and 2,274,110 shares of Class B Preferred Stock. The sellers of such capital stock made aggregate capital commitments to Fund II of $30 million.

With the foregoing repurchase of Preferred Stock, the Company has reduced its annual dividend requirement from $1,615,000 to $646,000 per annum.

 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Historical results set forth are not necessarily indicative of the future financial position and results of operations of the Company.


Second Investment Management Fund

On April 9, 2001, CT Mezzanine Partners II, LP ("Fund II"), the Company's second commercial real estate mezzanine investment fund co-sponsored with Citigroup
Investments Inc. ("Citigroup"), effected its initial closing (the "Initial Closing"). Fund II closed on an aggregate of $500 million in capital commitments made primarily by third-party institutional private equity investors. Pursuant to the venture agreement among the parties thereto (the "Venture Agreement"), affiliates of the Company and Citigroup made capital commitments of $33.1 million and $132.4 million, respectively, to Fund II.

Fund II commenced its investment operations immediately and the Company anticipates a final closing no later than June 30, 2001 (the "Final Closing"). The Company will make an additional capital commitment to Fund II, the amount of such commitment to be based upon the amount of commitments made by third party investors at subsequent closings.

Based upon the $500 million aggregate capital commitments made at the Initial Closing, the Company will earn annual investment management fees of $6.6 million through the service of its subsidiary, CT Investment Management Co. LLC, as investment manager to Fund II.

Pursuant to the Venture Agreement, in connection with the Initial Closing, the Company issued to Citigroup a warrant to purchase 3,015,600 shares of its Class A Common Stock at an exercise price of $5.00 per share. The warrant is immediately exercisable and expires on March 8, 2005. The Company is obligated to issue additional warrants at subsequent closings with the same exercise and expiration terms. The number of shares of Class A Common Stock subject to such warrants shall be determined based upon the amount of additional third party investor capital commitments made at such closings.

In addition, in connection with the Initial Closing, the Company repurchased for $29,138,000 in privately negotiated transactions 630,701 shares of Class A Common Stock, 1,520,831 shares of Class B Common Stock, 1,518,390 shares of Class A Preferred Stock and 2,274,110 shares of Class B Preferred Stock. The sellers of such capital stock made aggregate capital commitments to Fund II of $30 million.

With the foregoing repurchase of Preferred Stock, the Company has reduced its annual dividend requirement from $1,615,000 to $646,000 per annum.


Overview of Financial Condition

Since December 31, 2000, the Company funded $608,000 of commitments under two existing loans. The Company received full satisfaction of one loan for $13.0 million and partial repayments on five loans and a certificated mezzanine investment totaling $13.1 million. At March 31, 2001, the Company had outstanding loans, certificated mezzanine investments and investments in commercial mortgage-backed securities totaling approximately $567 million and additional commitments for funding on an outstanding loan of approximately $4.9 million.

Since December 31, 2000, the Company has made equity contributions to Fund I of $21.5 million of which Fund I has returned $865,000. The Company's investment in Fund I at March 31, 2001 is $47.4 million. The Company has capitalized costs totaling $4,752,000 that will be amortized over the anticipated lives of the Mezzanine Funds. As of March 31, 2001, Fund I has outstanding loans and investments totaling $272.6 million, all of which are performing in accordance with the terms of their loan agreements.

At March 31, 2001, the Company had $170.7 million outstanding under the credit facilities. The decrease in the amount outstanding under the credit facilities from the amount outstanding at December 31, 2000 was due to the cash received on loan repayments being utilized to pay down the credit facilities substantially offset by additional borrowings to fund equity contributions to Fund I.

At March 31, 2001, the Company has one repurchase obligation that matures in May 2001. This repurchase obligation relates to an asset sold by the Company with a carrying amount of $22.1 million, which approximates the asset's market value, for which the Company has a liability to repurchase the asset for $16.3 million. The interest rate in effect for the repurchase obligation at March 31, 2000 was 6.78%. The Company expects to extend the repurchase agreement for an additional year at maturity.

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of January 1, 2001, the adoption of the new standard results in an adjustment of $574,000 to accumulated other comprehensive loss.

Financial reporting for hedges characterized as fair value hedges and cash flow hedges are different. For those hedges characterized as a fair value hedge, the changes in fair value of the hedge and the hedged item are reflected in earnings each quarter. In the case of the fair value hedge listed above, the Company is hedging the component of interest rate risk that can be directly controlled by the hedging instrument, and it is this portion of the hedged assets that is recognized in earnings. The non-hedged balance is classified as an available-for-sale security consistent with SFAS No. 115, and is reported in accumulated other comprehensive income. For those hedges characterized as cash flow hedges, the unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or in earnings, depending on the type of hedging relationship. In accordance with SFAS No. 133, on March 31, 2001, the derivative financial instruments were reported at their fair value as other assets and other liabilities of $51,000 and $6,739,000, respectively.

During 2000, the Company announced a share repurchase program under which the Company may purchase, from time to time, up to four million shares of the Company's Class A Common Stock. During the three months ended March 31, 2001, the Company did not purchase any additional shares of the Company's Class A Common Stock pursuant to the repurchase program and has 1,435,600 shares authorized for repurchase remaining under the program. The Company has and will continue to fund share repurchases with available cash.

Now that the Company's new investment management business has commenced and Fund II's asset origination and acquisition activities are ongoing under the management of CTIMCO, the Company will not reinvest directly for its own portfolio the working capital derived from maturing loans and investments, unless otherwise approved or permitted by Fund II or other Mezzanine Funds. Pursuant to the Venture Agreement, the Company will source potential investment opportunities to Fund II and will use such working capital to make its contributions to the fund as and when required. Therefore, if the amount of the Company's maturing loans and investments increases significantly before excess capital is invested in Fund II or other funds, or otherwise accretively deployed, the Company may experience temporary shortfalls in revenues and lower earnings until offsetting revenues are derived from the funds.

Comparison of the Three Months Ended March 31, 2001 to the Three Months Ended March 31, 2000

The Company reported net income allocable to shares of Common Stock of $1,320,000 for the three months ended March 31, 2001, a decrease of $1,195,000 from the net income allocable to shares of Common Stock of $2,515,000 for the three months ended March 31, 2000. This decrease was primarily the result of the reduction of interest earning assets and decreased advisory and investment banking revenues.

Interest and related income from loans and other investments amounted to $17,913,000 for the three months ended March 31, 2001, a decrease of $4,780,000 from the $22,693,000 amount for the three months ended March 31, 2000. While average interest earning assets decreased from approximately $756.0 million for the three months ended March 31, 2000 to approximately $592.6 million for the three months ended March 31, 2001, the interest rate earned on such assets increased from 12.0% in 2000 to 12.3% in 2001. During the three months ended March 31, 2001, the Company recognized an additional $505,000 on the early repayment of two loans, while during the three months ended March 31, 2000, the Company recognized an additional $456,000 on the early repayment of a loan. Without this additional interest income, the earning rate for 2001 would have been 11.9% versus 11.8% for 2000. The increase is due to a change in the mix of the loan portfolio to an increased level of Mezzanine Loans, which generally pay interest at a higher rate than Mortgage Loans.

During the second quarter of 2000, Fund I commenced operations and for the three months ended March 31, 2001, the Company earned $859,000 on its equity investment in the fund.

Interest and related expenses amounted to $7,254,000 for the three months ended March 31, 2001, a decrease of $2,960,000 from the $10,214,000 amount for the three months ended March 31, 2000. The decrease in expense was due to a decrease in the amount of average interest bearing liabilities from approximately $455.5 million at an average rate of 9.0% for the three months ended March 31, 2000 to approximately $317.9 million at an average rate of 9.2% for the three months ended March 31, 2001. The increase in the average rate is a result of a change in the mix of interest bearing liabilities to a higher percentage being the term redeemable securities contract which is generally at a higher rate than the other forms of interest bearing liabilities.

In addition, the Company also utilized proceeds from the $150.0 million of Convertible Trust Preferred Securities, which were issued on July 28, 1998 to finance its interest earning assets. Effective May 10, 2000, the terms of the Convertible Trust Preferred Securities were modified resulting in an increase in the blended rate on the securities from 8.25% to 10.16% on that date. As a result, net expenses related to the Convertible Trust Preferred Securities increased from $1,741,000 for the three months ended March 31, 2000 to $2,120,000 for the same period in 2001. This amount consisted of distributions to the holders totaling $3,094,000 and $3,809,000, respectively, and amortization of discount and origination costs totaling $199,000 and $200,000, respectively, during the three months ended March 31, 2000 and 2001. This was partially offset by a tax benefit of $1,552,000 and $1,889,000 during the three months ended March 31, 2000 and 2001, respectively.

During the three months ended March 31, 2001, other revenues totaled $408,000, a decrease of $1,119,000 from the same three-month period in 2000. For the three months ended March 31, 2001, there was $1,250,000 less advisory and investment banking fees when compared to such fees in the prior year. The significant reduction in resources devoted to the Company's investment banking and advisory operations following the transition to its new investment management business, which generated $182,000 of investment management fees in the first quarter of 2001, is expected to eliminate advisory and investment banking fee earning opportunities in the future.

Other expenses decreased from $4,896,000 for the three months ended March 31, 2000 to $4,834,000 for the three months ended March 31, 2001. General and administrative expenses have remained relatively consistent from year to year as average staffing levels remained consistent from year to year. During the period ended March 31, 2001, the Company had an average of 23 full time employees as compared to an average of 27 during the period ended March 31, 2000. The Company had 23 full time employees and two part-time employees at March 31, 2001. As previously discussed, the Company adopted SFAS No. 133 on January 1, 2001 and for the three months ended March 31, 2001 recorded expenses of $224,000 related to hedges which were required to be accounted for as other expenses. This new expense was offset by a decrease in the provision for possible loan losses, which was the result of a decreased level of average interest earning assets.

For the three months ended March 31, 2001 and 2000, the Company accrued $3,248,000 and $4,450,000, respectively, of income tax expense for federal, state and local income taxes. The decrease in the effective tax rate from 48.8% for the three months ended March 31, 2000 to 45.8% for the three months ended March 31, 2001 was primarily due to a decrease in earnings before taxes and distributions and amortization on Convertible Trust Preferred Securities, which increased the percentage effect of differences between book and tax basis, and the reversal of an asset reserve, which became deductible for tax purposes when the asset was settled during the three months ended March 31, 2001.


Liquidity and Capital Resources

At March 31, 2001, the Company had $12,395,000 in cash. The primary sources of liquidity for the Company for the remainder of 2001 will be cash on hand, cash generated from operations, principal and interest payments received on investments (including loan repayments and the return of capital from Fund I), and additional borrowings under its Credit Facilities. The Company believes these sources of capital will adequately meet future cash requirements. The Company expects that during the remainder of 2001, it will use a significant amount of its available capital resources to satisfy its capital contributions required in connection with Fund II and to repurchase Common and Preferred Stock. In connection with the existing portfolio investment and loan business, the Company intends to employ leverage up to a maximum 5:1 debt-to-equity ratio to enhance its return on equity.

The Company experienced a net increase in cash of $1,007,000 for the three months ended March 31, 2001, compared to the net decrease of $11,161,000 for the three months ended March 31, 2000. The use of cash in the first quarter of 2000 was primarily to reduce liabilities and make equity contributions to Fund I. Cash used in operating activities during the three months ended March 31, 2001 was $28,000, a reduction of $1,588,000 from cash used by operating activities of $1,616,000 during the same period of 2000. For the three months ended March 31, 2001, cash provided by investing activities was $4,724,000, a decrease of $77,611,000 from $82,335,000 used during the same period in 2000, primarily as a result of a reduced level of repayments received on loans from that received in the prior year. The Company utilized the cash received on loan repayments in the prior year to reduce the credit facilities, which accounted for most of the $91,880,000 use of cash in financing activities in the first quarter of 2000, a $88,191,000 decrease to the $3,689,000 used in financing activities in the same period of 2001.

At March 31, 2001, the Company has one outstanding note payable for $1,401,000, outstanding borrowings under the credit facilities of $170,723,000, outstanding borrowings on the term redeemable securities contract of $134,166,000 and an outstanding repurchase obligation of $16,265,000. At March 31, 2001, the Company had $477,706,000 of borrowing capacity available under the credit facilities.


Explanatory Note for the Use of Forward-Looking Statements

Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Section 21E of the Securities and Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the Company's business plan, business strategy, portfolio management and investment management business. The Company's actual results or outcomes may differ materially from those anticipated. Representative examples of such factors are discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and include, among other things, the availability of desirable loan and investment opportunities, the ability to obtain and maintain targeted levels of leverage and borrowing costs, fluctuations in interest rates and credit spreads, continued loan performance and repayment, the maintenance of loan loss allowance levels, the strength of the private equity market and the ability to raise private equity capital, the success in managing and deploying the funds' capital into qualified investments, the ability to obtain and maintain the desired level of leverage for the funds and the performance of third party investors in making their third party commitments. The Company disclaims any intention or obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates at March 31, 2001. For financial assets and debt obligations, the table presents cash flows to the expected maturity and weighted average interest rates based upon the current carrying values. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by
contractual  maturity  dates.   Notional  amounts  are  used  to  calculate  the
contractual cash flows to be exchanged under the contract. Weighted-average variable rates are based on rates in effect as of the reporting date.


                                                                Expected Maturity Dates
                                ----------------------------------------------------------------------------------------------------
                                  2001          2002         2003         2004        2005      Thereafter     Total      Fair Value
                                  ----          ----         ----         ----        ----      ----------     -----      ----------
Assets:                                                                (dollars in thousands)
CMBS
   Fixed Rate                       -         $196,874          -           -             -            -      $196,874     $187,807
      Average interest rate         -           11.64%          -           -             -            -        11.64%
   Variable Rate                    -              -       $ 36,509         -             -            -      $ 36,509     $ 35,073
      Average interest rate         -              -         11.79%         -             -            -        11.79%

Certificated Mezzanine
  Investments
   Variable Rate                    -         $ 22,075          -           -             -            -       $ 22,075    $ 22,075
      Average interest rate         -            9.89%          -           -             -            -          9.89%

Loans receivable
   Fixed Rate                    $ 28,000          -            -           -             -       $ 90,249     $118,249    $120,443
      Average interest rate       12.75%           -            -           -             -         11.47%       11.89%
   Variable Rate                 $150,789     $ 42,500          -           -        $ 14,500     $ 10,000     $217,789    $214,768
      Average interest rate       11.23%        11.66%          -           -          11.47%       10.86%       11.31%

Liabilities:
Credit Facilities
   Variable Rate                      -       $ 78,920     $ 91,803         -             -            -       $170,723    $170,723
      Average interest rate           -          9.14%        8.28%         -             -            -          8.68%

Term Redeemable Securities
  Contract
   Variable Rate                      -       $137,812          -           -             -            -        $137,812   $134,166
      Average interest rate           -          9.68%          -           -             -            -          9.68%

Repurchase obligations
   Variable Rate                 $ 16,265          -            -           -             -            -        $ 16,265   $ 16,265
      Average interest rate        6.88%           -            -           -             -            -           6.88%

Convertible Trust Preferred
  Securities
   Fixed Rate                         -            -            -           -             -       $150,000      $150,000   $147,342
      Average interest rate           -            -            -           -             -         10.90%        10.90%

Interest rate swaps              $ 28,000     $137,812     $ 18,838         -             -       $ 48,375      $233,025   $ (6,739)
     Average fixed pay rate         5.79%        6.05%        6.04%         -             -          6.06%        6.02%
     Average variable receive
      rate                          5.28%        5.84%        5.28%         -             -          5.28%        5.61%


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

                               None


ITEM 5:         Other Information

                               None

ITEM 6:         Exhibits and Reports on Form 8-K

       (a)   Exhibits

                               None

       (b)   Reports on Form 8-K

           During the fiscal quarter ended March 31, 2001, the Company filed the following Current Reports on Form 8-K:

                               None

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CAPITAL TRUST, INC.



May 15, 2001                                 /s/ John R. Klopp
------------                                 -----------------
Date                                         John R. Klopp
                                             Chief Executive Officer

                                             /s/ Edward L Shugrue III
                                             -------------------------
                                             Edward L. Shugrue III
                                             Chief Financial Officer