Form 10-Q
period 2001-06-30
CAPITAL TRUST INC
filed 2001-08-14
CIK 1061630

To be filed with the Securities and Exchange Commission on August 14, 2001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
                               -------------

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

Yes[ X ]    No[  ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

             The number of outstanding shares of the Registrant's Class A Common stock, par value $0.01 per share ("Class A Common Stock"), as of August 13, 2001 was 18,727,731.

                               CAPITAL TRUST, INC.
                                      INDEX

Part I.  Financial Information

         Item 1:           Financial Statements                                     1

                     Consolidated Balance Sheets - June 30, 2001 (unaudited)
                           and December 31, 2000 (audited)                          1

                     Consolidated Statements of Income - Three and Six
                           Months Ended June 30, 2001 and 2000 (unaudited)          2

                     Consolidated Statements of Changes in Stockholders'
                           Equity - Six Months Ended June 30, 2001 and 2000
                           (unaudited)                                              3

                     Consolidated Statements of Cash Flows - Six Months
                           Ended June 30, 2001 and 2000 (unaudited)                 4

                     Notes to Consolidated Financial Statements (unaudited)         5

         Item 2:           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                     13

         Item 3:           Quantitative and Qualitative Disclosures about
                           Market Risk                                             17


Part II. Other Information

         Item 1:           Legal Proceedings                                       19

         Item 2:           Changes in Securities                                   19

         Item 3:           Defaults Upon Senior Securities                         19

         Item 4:           Submission of Matters to a Vote of Security Holders     19

         Item 5:           Other Information                                       19

         Item 6:           Exhibits and Reports on Form 8-K                        20

         Signatures                                                                21

                      Capital Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                       June 30, 2001 and December 31, 2000
                                 (in thousands)



                                                                                                  June 30,          December 31,
                                                                                                    2001               2000
                                                                                              ------------------ ------------------
                                     Assets                                                      (Unaudited)         (Audited)

   Cash and cash equivalents                                                                    $    11,954        $    11,388
   Available-for-sale securities, at fair value                                                      97,456                -
   Commercial mortgage-backed securities available-for-sale, at fair value                          217,526            215,516
   Certificated mezzanine investments available-for-sale, at fair value                                 -               22,379
   Loans receivable, net of $13,695 and $12,947 reserve for possible credit losses at
      June 30, 2001 and December 31, 2000, respectively                                             267,708            349,089
   Equity investment in CT Mezzanine Partners I LLC ("Fund I") and CT Mezzanine
      Partners II LP ("Fund II")(together "Funds")                                                   34,658             26,011
   Deposits and other receivables                                                                       298                211
   Accrued interest receivable                                                                        4,435              7,241
   Deferred income taxes                                                                              9,446              8,719
   Prepaid and other assets                                                                           2,149              3,838
                                                                                              ------------------ -------------------
Total assets                                                                                    $   645,630        $   644,392
                                                                                              ================== ===================

                      Liabilities and Stockholders' Equity

Liabilities:
   Accounts payable and accrued expenses                                                        $     9,233        $    10,329
   Notes payable                                                                                      1,433              2,647
   Credit facilities                                                                                118,101            173,641
   Term redeemable securities contract                                                              135,127            133,235
   Repurchase obligations                                                                            94,643             16,569
   Deferred origination fees and other revenue                                                        1,903              2,163
   Other liabilities                                                                                  1,423                -
                                                                                              ------------------ -------------------
Total liabilities                                                                                   361,863            338,584
                                                                                              ------------------ -------------------


Company-obligated,  mandatory redeemable, convertible preferred securities of CT
    Convertible  Trust  I,  holding  $89,742,000  of  convertible  8.25%  junior subordinated  debentures and  $60,258,000 of  non-convertible  13.00% junior subordinated debentures of Capital Trust, Inc. ("Convertible Trust Preferred
    Securities")                                                                                    147,541            147,142
                                                                                              ------------------ -------------------

Stockholders' equity:
   Class A 9.5% cumulative  convertible  preferred stock, $0.01 par value, $0.26 cumulative  annual  dividend,  100,000  shares  authorized,  759 and 2,278 shares  issued and  outstanding  at June 30, 2001 and  December  31, 2000, respectively  (liquidation  preference  of  $2,042)  ("Class  A  Preferred
      Stock")                                                                                             8                 23
   Class B 9.5% cumulative  convertible  non-voting  preferred stock,  $0.01 par value, $0.26 cumulative annual dividend, 100,000 shares authorized,  1,769 and 4,043 shares issued and  outstanding at June 30, 2001 and December 31,
      2000, respectively  (liquidation preference of $3,320) ("Class B Preferred
      Stock" and together with Class A Preferred Stock, "Preferred Stock")                               17                 40
   Class A common stock,  $0.01 par value, 100,000 shares authorized, 18,532 and
      18,967 shares  issued and  outstanding  at June 30, 2001  and December 31,
      2000, respectively                                                                                186                190
   Class B  common stock, $0.01 par value, 100,000 shares authorized,  1,234 and
      2,755 shares  issued  and  outstanding  at June 30, 2001  and December 31,
      2000, respectively ("Class B Common Stock")                                                        12                 28
   Restricted Class A Common Stock,  $0.01 par value,  396 and 264 shares issued and  outstanding  at June 30, 2001 and  December  31,  2000,  respectively
      ("Restricted  Class A Common Stock" and together with Class A Common Stock
      and Class B Common Stock, "Common Stock")                                                           4                  3
   Additional paid-in capital                                                                       156,398            181,507
   Unearned compensation                                                                             (1,049)              (468)
   Accumulated other comprehensive loss                                                             (10,611)           (10,152)
   Accumulated deficit                                                                               (8,739)           (12,505)
                                                                                              ------------------ -------------------
Total stockholders' equity                                                                          136,226            158,666
                                                                                              ------------------ -------------------
Total liabilities and stockholders' equity                                                      $   645,630        $   644,392
                                                                                              ================== ===================



See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                        Consolidated Statements of Income
                Three and Six Months Ended June 30, 2001 and 2000
                      (in thousands, except per share data)
                                   (unaudited)




                                                                         Three Months Ended                  Six Months Ended
                                                                              June 30,                           June 30,
                                                                 ---------------------------------    ------------------------------
                                                                      2001              2000              2001             2000
                                                                 --------------     --------------    --------------  --------------
Income from loans and other investments:
   Interest and related income                                    $     16,844       $     20,817      $     34,757    $     43,510
   Income from equity investments in Funds                               1,009                221             1,868             221
   Less: Interest and related expenses                                   6,763              9,278            14,017          19,492
                                                                 --------------     --------------    --------------  --------------
       Income from loans and other investments, net                     11,090             11,760            22,608          24,239
                                                                 --------------     --------------    --------------  --------------

Other revenues:
   Advisory and investment banking fees                                     52              2,409               127           3,734
   Management fees from Funds managed                                    1,818                 55             2,000              55
   Other interest income                                                   126                220               277             422
                                                                 --------------     --------------    --------------  --------------
       Total other revenues                                              1,996              2,684             2,404           4,211
                                                                 --------------     --------------    --------------  --------------

 Other expenses:
   General and administrative                                            4,117              5,802             7,775           9,555
   Other interest expense                                                   32                 64                65             135
   Depreciation and amortization                                           215                453               386             559
   Other expenses                                                         (332)               -                (108)            -
   Provision for possible credit losses                                    -                  876               748           1,842
                                                                 --------------     --------------    --------------  --------------
       Total other expenses                                              4,032              7,195             8,866          12,091
                                                                 --------------     --------------    --------------  --------------

Income before income taxes and distributions and
   amortization on Convertible Trust Preferred Securities                9,054              7,249            16,146          16,359
       Provision for income taxes                                        4,259              4,154             7,507           8,604
                                                                 --------------     --------------    --------------  --------------
Income before distributions and amortization on
   Convertible Trust Preferred Securities                                4,795              3,095             8,639           7,755
       Distributions and amortization on Convertible Trust
         Preferred Securities, net of income tax benefit of
         $1,889 and $1,793 for the three months ended
         June 30, 2001 and 2000, respectively, and $3,778
         and $3,345 for the six months ended June 30, 2001
         and 2000, respectively                                          2,120              1,941             4,240           3,682
                                                                 --------------     --------------    --------------  --------------
Net income                                                               2,675              1,154             4,399           4,073
   Less: Preferred Stock dividend and dividend
       requirement adjustment                                             (125)              (404)             (529)           (807)
                                                                 --------------     --------------    --------------  --------------
Net income allocable to shares of Common Stock                    $      2,550       $        750      $      3,870    $      3,266
                                                                 ==============     ==============    ==============  ==============

Per share information:
   Net income per share of Common Stock:

       Basic                                                      $       0.13       $       0.03      $       0.18    $       0.14
                                                                 ==============     ==============    ==============  ==============
       Diluted                                                    $       0.10       $       0.03      $       0.17    $       0.13
                                                                 ==============     ==============    ==============  ==============
   Weighted average shares of Common Stock
   outstanding:

       Basic                                                        20,351,232         23,204,420        21,287,992      23,845,948
                                                                 ==============     ==============    ==============  ==============
       Diluted                                                      36,737,343         23,404,420        38,970,355      30,366,781
                                                                 ==============     ==============    ==============  ==============



See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                 For the Six Months Ended June 30, 2001 and 2000
                                 (in thousands)
                                   (unaudited)



                                                                                     Class A         Class B          Class A
                                                           Comprehensive            Preferred       Preferred         Common
                                                           Income/(Loss)              Stock           Stock            Stock
                                                       ----------------------    -------------------------------------------------

Balance at January 1, 2000                               $            -           $        23       $      40      $      219
Net income                                                          4,073                 -               -               -
Unrealized gain on available-for-sale securities,
   net of related income taxes                                      8,700                 -               -               -
Issuance of warrants to purchase shares of Class A
   Common Stock                                                       -                   -               -               -
Issuance of Class A Common Stock unit awards                          -                   -               -                 1
Issuance of restricted
   Class A Common Stock                                               -                   -               -               -
Restricted Class A Common Stock earned                                -                   -               -               -
Dividends paid on Preferred Stock                                     -                   -               -               -
Repurchase and retirement of shares of Class A
   Common Stock previously outstanding                                -                   -               -               (17)
                                                       ----------------------    -------------------------------------------------
Balance at June 30, 2000                                 $         12,773         $        23       $      40      $      203
                                                       ======================    =================================================

Balance at January 1, 2001                               $            -           $        23       $      40      $      190
Net income                                                          4,399                 -               -               -
Transition adjustment for recognition of derivative
   financial instruments                                              -                   -               -               -
Unrealized loss on derivative financial instruments,
   net of related income taxes                                       (849)                -               -               -
Unrealized gain on available-for-sale securities,
   net of related income taxes                                        964                 -               -               -
Issuance of warrants to purchase shares of Class A
   Common Stock                                                       -                   -               -               -
Issuance of Class A Common Stock unit awards                          -                   -               -                 1
Issuance of restricted
   Class A Common Stock                                               -                   -               -               -
Restricted Class A Common Stock earned                                -                   -               -               -
Vesting of restricted Class A Common Stock
   to unrestricted Class A Common Stock                               -                   -               -                 1
Dividends paid on Preferred Stock                                     -                   -               -               -
Repurchase and retirement of shares of Class A
   Common Stock previously outstanding                                -                   (15)            (23)             (6)
                                                       ----------------------    -------------------------------------------------
Balance at June 30, 2001                                 $          4,514         $         8       $      17      $      186
                                                       ======================    =================================================



                                                                         Restricted
                                                          Class B          Class A         Additional
                                                           Common          Common           Paid-In         Unearned
                                                           Stock            Stock           Capital       Compensation
                                                       -------------------------------------------------------------------

Balance at January 1, 2000                               $       23      $        1       $  189,456      $     (407)
Net income                                                      -               -                -               -
Unrealized gain on available-for-sale securities,
   net of related income taxes                                  -               -                -               -
Issuance of warrants to purchase shares of Class A
   Common Stock                                                 -               -              1,360             -
Issuance of Class A Common Stock unit awards                    -               -                624             -
Issuance of restricted
   Class A Common Stock                                         -                  2             948            (950)
Restricted Class A Common Stock earned                          -               -                -               376
Dividends paid on Preferred Stock                               -               -                -               -
Repurchase and retirement of shares of Class A
   Common Stock previously outstanding                          -               -             (6,710)            -
                                                       -------------------------------------------------------------------
Balance at June 30, 2000                                 $       23      $        3       $  185,678      $     (981)
                                                       ===================================================================

Balance at January 1, 2001                               $       28      $       3        $  181,507      $    (468)
Net income                                                      -              -                 -               -
Transition adjustment for recognition of derivative
   financial instruments                                        -              -                 -               -
Unrealized loss on derivative financial instruments,
   net of related income taxes                                  -              -                 -               -
Unrealized gain on available-for-sale securities,
   net of related income taxes                                  -              -                 -               -
Issuance of warrants to purchase shares of Class A
   Common Stock                                                 -              -               2,013             -
Issuance of Class A Common Stock unit awards                    -              -                 624             -
Issuance of restricted
   Class A Common Stock                                         -                2             1,023         (1,025)
Restricted Class A Common Stock earned                          -              -                 -              444
Vesting of restricted Class A Common Stock
   to unrestricted Class A Common Stock                         -               (1)              -              -
Dividends paid on Preferred Stock                               -              -                 -              -
Repurchase and retirement of shares of Class A
   Common Stock previously outstanding                          (16)           -             (28,769)           -
                                                       -------------------------------------------------------------------
Balance at June 30, 2001                                 $       12      $       4        $  156,398      $  (1,049)
                                                       ===================================================================



                                                           Accumulated
                                                              Other
                                                          Comprehensive       Accumulated
                                                          Income/(Loss)         Deficit           Total
                                                       ------------------------------------------------------

Balance at January 1, 2000                               $  (10,164)          $   (20,651)       $  158,540
Net income                                                      -                   4,073             4,073
Unrealized gain on available-for-sale securities,
   net of related income taxes                                8,700                   -               8,700
Issuance of warrants to purchase shares of Class A
   Common Stock                                                 -                     -               1,360
Issuance of Class A Common Stock unit awards                    -                     -                 625
Issuance of restricted
   Class A Common Stock                                         -                     -                 -
Restricted Class A Common Stock earned                          -                     -                 376
Dividends paid on Preferred Stock                               -                    (807)             (807)
Repurchase and retirement of shares of Class A
   Common Stock previously outstanding                          -                     -              (6,727)
                                                       ------------------------------------------------------
Balance at June 30, 2000                                 $   (1,464)          $   (17,385)       $  166,140
                                                       ======================================================

Balance at January 1, 2001                               $  (10,152)          $   (12,505)       $  158,666
Net income                                                      -                   4,399             4,399
Transition adjustment for recognition of derivative
   financial instruments                                       (574)                  -                (574)
Unrealized loss on derivative financial instruments,
   net of related income taxes                                 (849)                  -                (849)
Unrealized gain on available-for-sale securities,
   net of related income taxes                                  964                   -                 964
Issuance of warrants to purchase shares of Class A
   Common Stock                                                 -                     -               2,013
Issuance of Class A Common Stock unit awards                    -                     -                 625
Issuance of restricted
   Class A Common Stock                                         -                     -                 -
Restricted Class A Common Stock earned                          -                     -                 444
Vesting of restricted Class A Common Stock
   to unrestricted Class A Common Stock                         -                     -                 -
Dividends paid on Preferred Stock                               -                    (633)             (633)
Repurchase and retirement of shares of Class A
   Common Stock previously outstanding                          -                     -             (28,829)
                                                       ------------------------------------------------------
Balance at June 30, 2001                                 $  (10,611)          $    (8,739)       $  136,226
                                                       ======================================================



See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2001 and 2000
                                 (in thousands)
                                   (unaudited)


                                                                                                2001                   2000
                                                                                          -------------------   -------------------
Cash flows from operating activities:
   Net income                                                                               $       4,399         $       4,073
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Deferred income taxes                                                                       (727)               (1,192)
         Provision for credit losses                                                                  748                 1,842
         Depreciation and amortization                                                                386                   559
         Income from equity investments in Funds                                                   (1,868)                 (221)
         Unrealized gain on hedged and derivative securities                                         (108)                -
         Restricted Class A Common Stock earned                                                       444                   376
         Amortization of premiums and accretion of discounts on loans
           and investments, net                                                                    (1,381)               (1,172)
         Accretion of discounts on term redeemable securities contract                              1,892                 1,749
         Accretion of discounts and fees on Convertible Trust Preferred Securities, net               399                   400
   Changes in assets and liabilities, net:
         Deposits and other receivables                                                               (87)                   17
         Accrued interest receivable                                                                2,806                 2,360
         Prepaid and other assets                                                                   2,261                   274
         Deferred origination fees and other revenue                                                 (260)                 (473)
         Accounts payable and accrued expenses                                                       (471)               (9,764)
                                                                                          -------------------   -------------------
   Net cash provided by (used in) operating activities                                              8,433                (1,172)
                                                                                          -------------------   -------------------

Cash flows from investing activities:
         Purchases of available-for-sale securities                                               (97,482)                -
         Cash received on commercial mortgage-backed securities recorded as discount                   -                  1,445
         Principal collections on certificated mezzanine investments                               22,379                22,446
         Origination and purchase of loans receivable                                              (1,467)              (13,050)
         Principal collections and proceeds from sale of loans receivable                          81,217               104,314
         Equity investment in Funds                                                               (21,602)              (25,192)
         Return of Capital from Funds                                                              16,560                 -
         Purchases of equipment and leasehold improvements                                           (109)                  (22)
                                                                                          -------------------   -------------------
   Net cash provided by (used in) investing activities                                               (504)               89,941
                                                                                          -------------------   -------------------

Cash flows from financing activities:
         Proceeds from repurchase obligations                                                      94,643                 -
         Repayment of repurchase obligations                                                      (16,569)              (11,527)
         Proceeds from credit facilities                                                          111,589                40,000
         Repayment of credit facilities                                                          (167,129)             (136,525)
         Repayment of notes payable                                                                  (435)                 (411)
         Dividends paid on Preferred Stock                                                           (633)                 (807)
         Repurchase and retirement of shares of Common and
           Preferred Stock previously outstanding                                                 (28,829)               (6,727)
                                                                                          -------------------   -------------------
   Net cash used in financing activities                                                           (7,363)             (115,997)
                                                                                          -------------------   -------------------

Net decrease in cash and cash equivalents                                                             566               (27,228)
Cash and cash equivalents at beginning of year                                                     11,388                38,782
                                                                                          -------------------   -------------------
Cash and cash equivalents at end of period                                                  $      11,954         $      11,554
                                                                                          ===================   ===================

See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.   Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the Annual Report on Form 10-K of Capital Trust, Inc. and Subsidiaries (collectively, the "Company") for the fiscal year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended June 30, 2001, are not necessarily indicative of results that may be expected for the entire year ending December 31, 2001.

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


4.   Available-for-Sale Securities

At June 30, 2001, the Company's available-for-sale securities consisted of the following (in thousands):


                                                                                              Gross
                                                                                             Unrealized
                                                                        Amortized       ---------------------    Estimated
                                                                          Cost           Gains        Losses     Fair Value
                                                                      -------------------------------------------------------
   Federal National Mortgage Association, fixed rate interest
      at 6.00%, due April 1, 2031                                      $    84,407      $    -       $    -    $      84,407
   Federal National Mortgage Association, fixed rate interest
      at 6.00%, due June 1, 2031                                            13,049           -            -           13,049
                                                                      -------------------------------------------------------
                                                                       $    97,456      $    -       $    -    $      97,456
                                                                      =======================================================


The Company purchased these securities on June 28, 2001 with financing provided by the seller through three repurchase agreements totaling $94,643,000. The Company pays interest on this repurchase agreement at a rate of LIBOR. The securities were sold at the Company's amortized cost and the repurchase agreements were satisfied on July 16, 2001.


5.   Loans receivable

At June 30, 2001 and December 31, 2000, the Company's loans receivable consisted of the following (in thousands):


                                                            June 30,                 December 31,
                                                              2001                       2000
                                                     ------------------------  -------------------------
   (1)  Mortgage Loans                                $            96,319        $           135,651
   (2)  Mezzanine Loans                                           142,584                    179,356
   (3)  Other mortgage loans receivable                            42,500                     47,029
                                                     ------------------------  -------------------------
                                                                  281,403                    362,036
   Less:  reserve for possible credit losses                      (13,695)                   (12,947)
                                                     ------------------------  -------------------------
   Total loans                                        $           267,708        $           349,089
                                                     ========================  =========================


One Mortgage Loan receivable with a principal balance of $8,000,000 reached maturity on July 15, 2000 and has not been repaid with respect to principal and interest. In accordance with the Company's policy for revenue recognition, income recognition has been suspended on this loan and for the six months ended June 30, 2001, $610,000 of potential interest income has not been recorded.

At June 30, 2001, the weighted average interest rate in effect, including amortization of fees and premiums, for the Company's performing loans receivable is as follows:

   (1)  Mortgage Loans                                10.88%
   (2)  Mezzanine Loans                               11.57%
   (3)  Other mortgage loans receivable               11.67%
             Total loans                              11.36%

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


At June 30, 2001, $155,319,000 (57%) of the aforementioned loans bear interest at floating rates ranging from LIBOR plus 375 basis points to LIBOR plus 700 basis points. The remaining $118,084,000 (43%) of loans bear interest at fixed rates ranging from 11.62% to 12.00%.

During the six months ended June 30, 2001, the Company provided $1,468,000 of additional fundings on two existing loans. The Company had unfunded commitments on two loans totaling $16.6 million at June 30, 2001.


6.   Equity Investments in CT Mezzanine Partners II LLC ("Fund II")

On April 9, 2001, CT Mezzanine Partners II LP ("Fund II"), the Company's second commercial real estate mezzanine investment fund co-sponsored with Citigroup Investments Inc. ("Citigroup"), held its initial closing (the "Initial Closing"). Fund II closed with an aggregate of $500 million in capital commitments made primarily by third-party institutional private equity investors. Pursuant to the venture agreement among the parties thereto (the "Venture Agreement"), affiliates of the Company and Citigroup made capital commitments of $33.1 million and $132.4 million, respectively, to Fund II.

On May 29, 2001, Fund II effected its second closing (the "Second Closing") on an additional $115.5 million of capital commitments made primarily by a third-party institutional private equity investor. Pursuant to the Venture Agreement among the parties thereto, affiliates of the Company and Citigroup made additional capital commitments of $3.1 million and $12.4 million, respectively, to Fund II.

Fund II commenced its investment operations immediately following the initial closing and the Company anticipates a final closing no later than August 7, 2001 (the "Final Closing"). The Company will make an additional capital commitment to Fund II, the amount of such commitment to be based upon the amount of commitments made by third party investors at subsequent closings, pursuant to the Venture Agreement.

Based upon the $615.5 million aggregate capital commitments made at the Initial and the Second Closing, the Company anticipates earning annual investment management fees of $7.0 million through the service of its subsidiary, CT
Investment Management Co. LLC ("CTIMCO"), as investment manager to Fund II. In addition, the General Partner of Fund II, of which the Company is a 50% partner, will retain an additional $883,000 of annual fund management fees not used to fund CTIMCO's investment management fees.

Pursuant to the Venture Agreement, in connection with the Initial and the Second Closing, the Company issued to Citigroup warrants to purchase 3,015,600 shares and 236,233 shares, respectively, of its Class A Common Stock at an exercise price of $5.00 per share. The warrants are immediately exercisable and expire on March 8, 2005. The Company is obligated to issue additional warrants at subsequent closings with the same exercise and expiration terms. The number of shares of Class A Common Stock subject to such additional warrants shall be determined based upon the amount of additional third party investor capital commitments made at such closings.

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

7.   Long-Term Debt - Credit Facilities

At December 31, 2000, the Company was party to a credit agreement with a commercial lender that provided for a $300 million line of credit scheduled to expire in June 2001. Effective July 9, 2001, pursuant to an amended and restated credit agreement, the Company downsized this line of Credit to $100 million and extended the expiration of such credit facility from June 2001 to July 2002 with an automatic nine-month amortizing extension option, if not otherwise extended.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

8.   Derivative Financial Instruments

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS') No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of January 1, 2001, the adoption of the new standard resulted in an adjustment of $574,000 to accumulated other comprehensive loss and other liabilities.

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including those for the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company's loans and other financial assets with interest rates on related debt financing, and manage the cost of borrowing obligations.

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

The following table summarizes the notional value and fair value of the Company's derivative financial instruments, principally swap contracts at June 30, 2001. The notional value provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or foreign exchange market risks.


                                                                       Interest
  Hedge              Type                   Notional                     Rate                 Maturity               Fair Value
                                             Value
----------     ------------------     -----------------------     --------------------     ----------------     --------------------
Swap           Fair Value Hedge              $137,812,000                6.045%                 2014                 $   566,000
Swap           Cash Flow Hedge                 11,250,000                6.580%                 2006                    (519,000)
Swap           Cash Flow Hedge                 28,000,000                5.793%                 2001                    (144,000)
Swap           Cash Flow Hedge                 37,125,000                5.905%                 2008                    (220,000)
Swap           Cash Flow Hedge                 18,838,000                6.035%                 2003                    (540,000)
Cap            Cash Flow Hedge                 18,750,000               11.250%                 2007                      42,000

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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

On June 30, 2001, the derivative financial instruments were reported at their fair value as other assets and other liabilities of $608,000 and $1,423,000, respectively.

During the six months ended June 30, 2001, the Company recognized a gain of $7,000 for the change in time value for qualifying interest rate hedges. The time value is a component of fair value that must be recognized in earnings, and is shown in the consolidated statement of income as other expense.

The fair value hedge in the above table was undertaken by the Company to sustain the value of the Company's CMBS bond holdings. This fair value hedge, when viewed in conjunction with the fair value of the bonds, is sustaining the value of those bonds as interest rates rise and fall. During the six months ended June 30, 2001, the Company recognized a gain of $951,000 for the increase in the value of the swap which was substantially offset by a loss of $850,000 for the change in the fair value of the bonds attributed to the hedged risk resulting in a $101,000 offset to other expense on the consolidated statement of income.

The Company utilizes cash flow hedges in order to better control interest costs on variable rate debt transactions. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are considered cash flow hedges. During the six months ended June 30, 2001, the fair value of the cash flow swaps decreased by $849,000, which was deferred into other comprehensive loss and will be released to earnings over the remaining lives of the swaps.

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with the timing of when the hedged items are also recognized in earnings. Within the next twelve months, the Company estimates that $530,000 currently held in accumulated other comprehensive income will be reclassified to earnings, with regard to the cash flow hedges.

9.   Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes for the six months ended June 30, 2001 and 2000 is comprised as follows (in thousands):

                                         2001                    2000
                                  --------------------   ---------------------
Current
   Federal                          $      4,877            $      5,821
   State                                   1,764                   2,089
   Local                                   1,593                   1,886
Deferred
   Federal                                  (439)                   (720)
   State                                    (151)                   (248)
   Local                                    (137)                   (224)
                                  --------------------   ---------------------
Provision for income taxes          $      7,507            $      8,604
                                  ====================   =====================

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

The reconciliation of income tax computed at the U.S. federal statutory tax rate (35%) to the effective income tax rate for the six months ended June 30, 2001 and 2000 are as follows (in thousands):

                                                                         2001                                  2000
                                                          ------------------------------------ -------------------------------------
                                                                 $                 %                   $                 %
                                                          ----------------- ------------------ ------------------ ------------------
   Federal income tax at statutory rate                    $      5,651           35.0%          $      5,726           35.0%
   State and local taxes, net of federal tax benefit              1,994           12.4%                 2,277           13.9%
   Utilization of net operating loss carryforwards                 (245)          (1.5)%                 (245)          (1.5)%
   Compensation in excess of deductible limits                      132            0.8%                   724            4.4%
   Other                                                            (25)          (0.2)%                  122            0.8%
                                                          ----------------- ------------------ -------------------------------------
                                                           $      7,507           46.5%          $      8,604           52.6%
                                                          ================= ================== =====================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes.

The components of the net deferred tax assets as of June 30, 2001 and December 31, 2000 are as follows (in thousands):


                                                     June 30,                  December 31,
                                                       2001                       2000
                                               --------------------      ----------------------
   Net operating loss carryforward              $      3,053                 $      3,298
   Reserves on other assets and for
       possible credit losses                          9,040                        9,047
   Other                                               2,003                        1,411
                                               --------------------      ----------------------
   Deferred tax assets                                14,096                       13,756
   Valuation allowance                                (4,650)                      (5,037)
                                               --------------------      ----------------------
                                                $      9,446                 $      8,719
                                               ====================      ======================


The Company recorded a valuation allowance to reserve a portion of its net deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, this valuation allowance will be adjusted in future years, as appropriate. However, the timing and extent of such future adjustments can not presently be determined.


10.  Employee Benefit Plans

1997 Long-Term Incentive Stock Plan

During the six months ended June 30, 2001, the Company issued an aggregate of 454,500 options to acquire shares of Class A Common Stock with exercise prices ranging from $4.50 to $5.50 per share (the fair value market value based on reported trading price on the date of the grant).

The Company also issued 227,780 restricted shares of Class A Common Stock which vest one third on each of the following dates: February 1, 2002, February 1, 2003 and February 1, 2004.

The following table summarizes the option activity under the incentive stock plan for the quarter ended June 30, 2001:

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


                                                                                                              Weighted
                                               Options                     Exercise Price                 Average Exercise
                                             Outstanding                      per Share                     Price per Share
                                           ---------------------  ----------------------------------  -------------------------
   Outstanding at January 1, 2001                  1,419,500                $4.125 - $10.00                 $    7.04
      Granted in 2001                                454,500                  $4.50-$5.50                        4.62
      Exercised in 2001                                -                           -                             -
      Canceled in 2001                              (133,333)               $6.00 - $10.00                       7.00
                                           ---------------------                                      -------------------------
   Outstanding at June 30, 2001                    1,740,667                $4.125 - $10.00                 $    6.41
                                           =====================                                      =========================


At June 30, 2001, 1,008,342 of the options are exercisable. At June 30, 2001, the outstanding options have various remaining contractual exercise periods ranging from 6.04 to 9.93 years with a weighted average life of 7.81 years.

11.  Earnings Per Share

The following table sets forth the calculation of Basic and Diluted EPS for the six months ended June 30, 2001 and 2000:


                                                      Six Months Ended June 30, 2001              Six Months Ended June 30, 2000
                                               --------------------------------------------- ---------------------------------------
                                                                                  Per Share                              Per Share
                                                  Net Income       Shares          Amount       Net Loss     Shares       Amount
                                               --------------- ---------------- ------------ ------------ ------------  ------------
Basic EPS:
   Net earnings per share of
    Common Stock                                $   3,870,000      21,287,992     $  0.18    $   3,266,000    23,845,948   $  0.14
                                                                                 =========                                ==========
Effect of Dilutive Securities
   Options outstanding for the purchase of
      Common Stock                                       --            69,353                         --             --
   Warrants outstanding for the purchase of
      Common Stock                                       --           110,766                         --             --
   Future commitments for share unit awards
      for the issuance of Class A Common
      Stock                                              --           100,000                         --         200,000
   Convertible Trust Preferred Securities
      exchangeable for shares of Common Stock       2,060,000      12,820,513                         --            --
   Convertible Preferred Stock                        529,000       4,581,731                      807,000     6,320,833
                                               --------------- ---------------              --------------- ------------

Diluted EPS:
   Net earnings per share of Common Stock
      and Assumed Conversions
                                                $   6,459,000      38,970,355     $  0.17    $   4,073,000    30,366,781   $  0.13
                                               =============== ===============   =========  =============== ============= ==========


The following table sets forth the calculation of Basic and Diluted EPS for the three months ended June 30, 2001 and 2000:



                                                     Three Months Ended June 30, 2001           Three Months Ended June 30, 2000
                                               --------------------------------------------- ---------------------------------------
                                                                                  Per Share                              Per Share
                                                  Net Income       Shares          Amount       Net Loss     Shares       Amount
                                               --------------- ---------------- ------------ ------------ ------------  ------------
Basic EPS:
   Net earnings per share of
    Common Stock                                $   2,550,000      20,351,232     $  0.13    $     750,000    23,204,420   $  0.03
                                                                                 =========                                ==========

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)



Effect of Dilutive Securities
   Options outstanding for the purchase of
      Common Stock                                      --            112,572                         --             --
   Warrants outstanding for the purchase of
      Common Stock                                      --            491,286                         --             --
   Future commitments for share unit awards
      for the issuance of Class A Common
      Stock                                             --            100,000                         --         200,000
   Convertible Trust Preferred Securities
      exchangeable for shares of Common Stock       1,030,000      12,820,513                         --             --
   Convertible Preferred Stock                        125,000       2,861,740                         --             --
                                               ---------------  --------------              --------------- -------------

Diluted EPS:
   Net earnings per share of Common Stock
      and Assumed Conversions                   $   3,705,000      36,737,343      $ 0.10    $     750,000    23,404,420   $  0.03
                                               ===============  ==============   =========  =============== ============= ==========


12.  Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on the Company's outstanding debt and Convertible Preferred Trust Securities during the six months ended June 30, 2001 and 2000 was $16,944,000 and $27,015,000, respectively. Income taxes paid by the Company during the six months ended June 30, 2001 and 2000 was $6,537,000 and $11,010,000, respectively.


13.  Subsequent Event

On August 7, 2001, Fund II effected its final closing on an additional $229.7 million of capital commitments bringing the total equity commitments in Fund II to $845.2 million. Pursuant to the Venture Agreement, affiliates of the Company and Citigroup made total capital commitments of $49.7 million and $198.9 million, respectively, to Fund II.

Based upon the $845.2 million aggregate capital commitments made at the initial and subsequent closings, the Company will earn annual investment management fees of $8.1 million through the service of its subsidiary, CTIMCO, as investment manager to Fund II. In addition, the General Partner of Fund II, of which the Company is a 50% partner, will receive an additional $2.8 million of investment management fees.

Pursuant to the Venture Agreement, in connection with the final closing, the Company issued to Citigroup a warrant to purchase 1,026,634 shares of its Class A Common Stock at an exercise price of $5.00 per share. The warrant is immediately exercisable and expires on March 8, 2005. In total, the Company has issued to Citigroup four warrants to purchase 8,528,467 shares of its Class A Common Stock at an exercise price of $5.00 per share. The Company is obligated to issue additional warrants at with the same exercise and expiration terms at the closing of subsequent funds co-sponsored with Citigroup that close on or prior to December 31, 2001.

On July 13, 2001, a $27 million loan, which reached maturity on July 2, 2001, was repaid in full with deferred and default interest of $3.5 million. The Company will report this additional interest income in the results of operations for the third quarter.

On August 13, 2001, the Company repurchased 200,000 shares of Class A Common Stock, 1,234,355 shares of Class B Common Stock, 759,195 shares of Class A Preferred Stock and 1,769,138 shares of Class B Preferred Stock for $21.0 million in a privately negotiated transaction. With this repurchase of Preferred Stock, the Company has repurchased all of its outstanding Preferred Stock and eliminated the related dividend.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Historical results set forth are not necessarily indicative of the future financial position and results of operations of the Company.


Second Investment Management Fund
---------------------------------

On April 9, 2001, CT Mezzanine Partners II LP ("Fund II"), the Company's second commercial real estate mezzanine investment fund co-sponsored with Citigroup Investments Inc. ("Citigroup"), held its initial closing (the "Initial Closing"). Fund II closed with an aggregate of $500 million in capital commitments made primarily by third-party institutional private equity investors. Pursuant to the venture agreement among the parties thereto (the "Venture Agreement"), affiliates of the Company and Citigroup made capital commitments of $33.1 million and $132.4 million, respectively, to Fund II.

On May 29, 2001, Fund II effected its second closing (the "Second Closing") on an additional $115.5 million of capital commitments made primarily by a third-party institutional private equity investor. Pursuant to the Venture Agreement among the parties thereto, affiliates of the Company and Citigroup made additional capital commitments of $3.1 million and $12.4 million, respectively, to Fund II.

Fund II commenced its investment operations immediately following the initial closing and the Company anticipates a final closing no later than August 7, 2001 (the "Final Closing"). The Company will make an additional capital commitment to Fund II, the amount of such commitment to be based upon the amount of commitments made by third party investors at subsequent closings, pursuant to the Venture Agreement.

Based upon the $615.5 million aggregate capital commitments made at the Initial and the Second Closing, the Company will earn annual investment management fees of $7.0 million through the service of its subsidiary, CT Investment Management Co. LLC, as investment manager to Fund II. In addition, the General Partner of Fund II, of which the Company is a 50% partner, will receive an additional $883,000 annually of investment management fees.

Pursuant to the Venture Agreement, in connection with the Initial and the Second Closing, the Company issued to Citigroup warrants to purchase 3,015,600 shares and 236,233 shares, respectively, of its Class A Common Stock at an exercise price of $5.00 per share. The warrants are immediately exercisable and expire on March 8, 2005. The Company is obligated to issue additional warrants at subsequent closings with the same exercise and expiration terms. The number of shares of Class A Common Stock subject to such additional warrants shall be determined based upon the amount of additional third party investor capital commitments made at such closings.

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


Overview of Financial Condition
-------------------------------

Since December 31, 2000, the Company funded $1,468,000 of commitments under two existing loans. The Company received full satisfaction of four loans and a certificated mezzanine investment totaling $91.0 million and partial repayments on five loans and a certificated mezzanine investment totaling $13.4 million. At June 30, 2001, the Company had outstanding loans and investments in commercial mortgage-backed securities totaling approximately $485 million and additional commitments for funding on two outstanding loans of approximately $16.6 million.

Since December 31, 2000, the Company has made equity contributions to CT Mezzanine Partners I LLC ("Fund I" and together with Fund II, the "Funds") of $21.6 million of which Fund I has returned $16.6 million. The Company's investment in Fund I at June 30, 2001 is $32.7 million. The Company has capitalized costs totaling $4,752,000 that will be amortized over the anticipated lives of the Funds. As of June 30, 2001, Fund I has outstanding loans and investments totaling $213.6 million, all of which are performing in accordance with the terms of their agreements.

Since the Initial Closing of Fund II on April 9, 2001, the Company has not made any additional equity contributions to Fund II. The Company's investment in Fund II at June 30, 2001 is $2.0 million, primarily consisting of capitalized costs that will be amortized over the anticipated lives of the Funds. As of June 30, 2001, Fund II has outstanding loans and investments totaling $187.5 million, all of which are performing in accordance with the terms of their agreements.

At June 30, 2001, the Company had $118.1 million outstanding under the credit facilities. The decrease in the amount outstanding under the credit facilities from the amount outstanding at December 31, 2000 was due to the cash received on loan repayments being utilized to pay down the credit facilities offset by additional borrowings to repurchase Common and Preferred Stock.

At June 30, 2001, the Company had three repurchase obligations that mature in July 2001. These repurchase obligations relate to two available-for-sale securities sold by the Company with a carrying amount of $97.5 million, which approximates the asset's market value, for which the Company has a liability to repurchase these assets for $94.6 million. The interest rate in effect for the repurchase obligations at June 30, 2001 was 3.78%. The Company expects to sell the securities and satisfy the repurchase agreement at maturity.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS') No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of January 1, 2001, the adoption of the new standard results in an adjustment of $574,000 to accumulated other comprehensive loss.

Financial reporting for hedges characterized as fair value hedges and cash flow hedges are different. For those hedges characterized as a fair value hedge, the changes in fair value of the hedge and the hedged item are reflected in earnings each quarter. In the case of the fair value hedge, the Company is hedging the component of interest rate risk that can be directly controlled by the hedging instrument, and it is this portion of the hedged assets that is recognized in earnings. The non-hedged balance is classified as an available-for-sale security consistent with SFAS No. 115, and is reported in accumulated other comprehensive income. For those hedges characterized as cash flow hedges, the unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or in earnings, depending on the type of hedging relationship. In accordance with SFAS No. 133, on June 30, 2001, the derivative financial instruments were reported at their fair value as other assets and other liabilities of $608,000 and $1,423,000, respectively.

During 2000, the Company announced a share repurchase program under which the Company may purchase, from time to time, up to four million shares of the Company's Class A Common Stock. During the six months ended June 30, 2001, the Company did not purchase any additional shares of the Company's Class A Common Stock pursuant to the repurchase program and has 1,435,600 shares authorized for repurchase remaining under the program. The Company has and will continue to fund share repurchases with available cash.

Now that the Company's new investment management business has commenced and Fund II's asset origination and acquisition activities are ongoing under the management of CTIMCO, the Company will not reinvest directly for its own portfolio the working capital derived from maturing loans and investments, unless otherwise approved or permitted by Fund II or other Mezzanine Funds. Pursuant to the Venture Agreement, the Company will identify potential investment opportunities for Fund II and will use such working capital to make its contributions to the fund as and when required. Therefore, if the amount of the Company's maturing loans and investments increases significantly before excess capital is invested in Fund II or other funds, or otherwise accretively deployed, the Company may experience temporary shortfalls in revenues and lower earnings until offsetting revenues are derived from the Funds.

Comparison of the Six and Three Months Ended June 30, 2001 to the
      Six and Three Months Ended June 30, 2000
      ----------------------------------------

The Company reported net income allocable to shares of Common Stock of $3,870,000 for the six months ended June 30, 2001, an increase of $604,000 from the net income allocable to shares of Common Stock of $3,266,000 for the six months ended June 30, 2000. The Company reported net income allocable to shares of Common Stock of $2,550,000 for the three months ended June 30, 2001, an increase of $1,800,000, from the net income allocable to shares of Common Stock of $750,000 for the three months ended June 30, 2000. These increases were primarily the result of increased income from equity investments in the Funds and related management fees from the management of the Funds and lower general and administrative expenses and a reduction in the provision for possible credit losses offset by decreased advisory and investment banking fees and decreased net interest income from loans and other investments as the Company continues its transition to the investment management business.

Interest and related income from loans and other investments amounted to $34,757,000 for the six months ended June 30, 2001, a decrease of $8,753,000 from the $43,510,000 amount for the six months ended June 30, 2000. Average interest earning assets decreased from approximately $720.0 million for the six months ended June 30, 2000 to approximately $574.6 million for the six months ended June 30, 2001. The average interest rate earned on such assets increased from 12.1% in 2000 to 12.2% in 2001. During the six months ended June 30, 2001, the Company recognized an additional $1.6 million on the early repayment of loans, while during the six months ended June 30, 2000, the Company recognized an additional $456,000 on the early repayment of a loan. Without this additional interest income, the earning rate for 2001 would have been 11.6% versus 12.0% for 2000. The decrease in such core earning rate is due to a decrease in the average LIBOR rate from 6.19% for the first six months of 2000 to 4.91% for the first six months of 2001 offset by a change in the mix of the loan portfolio to an increased level of Mezzanine Loans, which generally pay interest at higher rates than Mortgage Loans.

Interest and related income from loans and other investments amounted to $16,844,000 for the three months ended June 30, 2001, a decrease of $3,973,000 from the $20,817,000 amount for the three months ended June 30, 2000. Average interest earning assets decreased from approximately $684.0 million for the three months ended June 30, 2000 to approximately $555.1 million for the three months ended June 30, 2001. The average interest rate earned on such assets remained unchanged at 12.2%. During the three months ended June 30, 2001, the Company recognized an additional $1.1 million on the early repayment of loans. Without this additional interest income, the earning rate for 2001 would have been 11.4%. The decrease in such core earning rate from 12.2% to 11.6% is due to a decrease in the average LIBOR rate from 6.47% for the three months ended June 30, 2000 to 4.27% for the three months ended June 30, 2001 offset by a change in the mix of the loan portfolio to an increased level of Mezzanine Loans, which generally pay interest at higher rates than Mortgage Loans.

During the second quarter of 2000, Fund I commenced operations and during the second quarter of 2001, Fund II commenced operations. For the six months ended June 30, 2001 and 2000, the Company had earned $1,868,000 and $221,000, and for the three months ended June 30, 2001 and 2000, the Company had earned $1,009,000 and $221,000, respectively, on its equity investment in the Funds. The increase in income in 2001 versus 2000 was due primarily to the increased level of investment in Fund I.

Interest and related expenses amounted to $14,017,000 for the six months ended June 30, 2001, a decrease of $5,475,000 from the $19,492,000 amount for the six months ended June 30, 2000. The decrease in expense was due to a decrease in the amount of average interest bearing liabilities outstanding from approximately $425.6 million for the six months ended June 30, 2000 to approximately $311.9 million for the six months ended June 30, 2001, and a decrease in the average rate paid on interest bearing liabilities from 9.2% to 9.1% for the same periods. The decrease in the average rate is not consistent with the decrease in the average LIBOR rate for the same periods due to a change in the mix of interest bearing liabilities. In 2001, a higher percentage of the interest bearing liabilities are the term redeemable securities contract which is generally at a higher rate than the other forms of interest bearing liabilities.

Interest and related expenses amounted to $6,763,000 for the three months ended June 30, 2001, a decrease of $2,515,000 from the $9,278,000 amount for the three months ended June 30, 2000. The decrease in expense was due to a decrease in the amount of average interest bearing liabilities outstanding from approximately $395.6 million for the three months ended June 30, 2000 to approximately $306.0 million for the three months ended June 30, 2001, and a decrease in the average rate paid on interest bearing liabilities from 9.4% to 8.9% for the same periods. The decrease in the average rate is not consistent with the decrease in the average LIBOR rate for the same periods due to a change in the mix of interest bearing liabilities. In 2001, a higher percentage of the interest bearing liabilities are the term redeemable securities contract which is generally at a higher rate than the other forms of interest bearing liabilities.

In addition, the Company also utilized proceeds from the $150.0 million of Convertible Trust Preferred Securities, which were issued on July 28, 1998 to finance its interest earning assets. As previously disclosed, the terms of the Convertible Trust Preferred Securities were modified effective May 10, 2000. As a result, the blended rate on such securities increased from 8.25% to 10.16% on that date.

During the six months ended June 30, 2001 and 2000, the Company recognized $4,240,000 and $3,682,000, respectively, of net expenses related to the Convertible Trust Preferred Securities. This amount consisted of distributions to the holders totaling $7,619,000 and $6,627,000, respectively, and amortization of discount and origination costs totaling $399,000 and $400,000, respectively, during the six ended June 30, 2001 and 2000. This was partially offset by a tax benefit of $3,778,000 and $3,345,000 during the six ended June 30, 2001 and 2000, respectively.

During the three months ended June 30, 2001 and 2000, the Company recognized $2,120,000 and $1,941,000, respectively, of net expenses related to the Convertible Trust Preferred Securities. This amount consisted of distributions to the holders totaling $3,809,000 and $3,534,000, respectively, and amortization of discount and origination costs totaling $200,000 and $200,000, respectively, during the three ended June 30, 2001 and 2000. This was partially offset by a tax benefit of $1,889,000 and $1,793,000 during the three ended June 30, 2001 and 2000, respectively.

During the six months ended June 30, 2001, other revenues decreased $1,807,000 to $2,404,000 from $4,211,000 in the same period of 2000. During the three months ended June 30, 2001, other revenues decreased $688,000 to $1,996,000 from $2,684,000 in the same period of 2000. The reduction in advisory and investment banking fees was partially offset by the increase in management fees collected from Fund I and Fund II as the Company continues its transition from a "balance sheet" lender and real estate advisor to an investment manager. The significant reduction in resources devoted to the Company's investment banking and advisory operations following the transition to its new investment management business is expected to eliminate advisory and investment banking fee-earning opportunities in the future.

General and administrative expenses decreased from $9,555,000 for the six months ended June 30, 2000 to $7,775,000 for six months ended June 30, 2001. In 2000, as the Company transitioned to its new investment management business, it incurred one-time expenses of $2.1 million that were included in general and administrative expenses. Average staffing levels have remained consistent from year to year at an average of 25 employees during the six months ended June 30, 2001 and 2000. The Company had 30 full time employees at June 30, 2001.

General and administrative expenses decreased from $5,802,000 for the three months ended June 30, 2000 to $4,117,000 for three months ended June 30, 2001. When the special one-time expenses discussed in the previous paragraph are removed from other expenses, recurring general and administrative expenses for the three months ended June 30, 2001 increased $419,000 from the same period in the prior year. This increase is primarilly the result of an increase in the average staffing levels from year to year. The Company employed an average of 28 employees during the three months ended June 30, 2001 verses an average of 24 employees during the three months ended June 30, 2000. The Company had 30 full time employees at June 30, 2001.

The decrease in the provision for possible credit losses from $1,842,000 for the six months ended June 30, 2000 to $748,000 for the six months ended June 30, 2001 and from $876,000 for the three months ended June 30, 2000 to zero for the three months ended June 30, 2001 was due to the decrease in average earning assets as previously described. The Company did not add to the reserve for possible credit losses during the second quarter of 2001 as the Company believes that the reserve is adequate based on the existing loans and investments in the portfolio.

For the six months ended June 30, 2001 and 2000, the Company accrued income tax expense of $7,507,000 and $8,604,000, respectively, for federal, state and local income taxes. For the three months ended June 30, 2001 and 2000, the Company accrued income tax expense of $4,259,000 and $4,154,000, respectively, for federal, state and local income taxes. The decrease (from 52.6% to 46.5% for the six month period and from 57.3% to 47.0% for the three month period) in the effective tax rate was primarily due to higher levels of compensation in excess of deductible limits in the prior year.

The preferred stock dividend and dividend requirement arose in 1997 as a result of the Company's issuance of $33 million of shares of Class A Preferred Stock on July 15, 1997. Dividends accrued on these shares at a rate of 9.5% per annum on a per share price of $2.69. In the third quarter of 1999, 5,946,825 shares of Class A Preferred Stock were converted into an equal number of shares of Class A Common Stock thereby reducing the number of outstanding shares of Preferred Stock to 6,320,833 and the dividend requirement to $1,615,000 per annum. In the second quarter of 2001, 3,792,500 shares of Preferred Stock were repurchased thereby reducing the number of outstanding shares of Preferred Stock to 2,528,333 and the dividend requirement to $646,000 per annum.

Liquidity and Capital Resources
-------------------------------

At June 30, 2001, the Company had $11,954,000 in cash. The primary sources of liquidity for the Company for the remainder of 2001 will be cash on hand, cash generated from operations, principal and interest payments received on investments (including loan repayments and the return of capital from Fund I), and additional borrowings under its Credit Facilities. The Company believes these sources of capital will adequately meet future cash requirements. The Company expects that during the remainder of 2001, it will use a significant amount of its available capital resources to satisfy its capital contributions required in connection with Fund II. In connection with the existing portfolio investment and loan business, the Company intends to employ leverage, up to a maximum 5:1 debt-to-equity ratio, to enhance its return on equity.

The Company experienced a net increase in cash of $566,000 for the six months ended June 30, 2001, compared to the net decrease of $27,228,000 for the six months ended June 30, 2000. The use of cash in the first half of 2000 was primarily to reduce liabilities and make equity contributions to Fund I. Cash provided by operating activities during the six months ended June 30, 2001 was $8,433,000, compared to cash used by operating activities of $1,172,000 during the same period of 2000. For the six months ended June 30, 2001, cash used in investing activities was $504,000, compared to $89,941,000 provided by investing activities during the same period in 2000. This change was primarily due to the purchase of available-for sale securities in June 2001. The Company utilized the cash received on loan repayments in both years to reduce the credit facilities and entered into three repurchase obligations which accounted for most of the $108,634,000 decrease in the net cash used in financing activities from $115,997,000 in the first half of 2000 to the $7,363,000 used in financing activities in the same period of 2001.

At June 30, 2001, the Company has one outstanding note payable for $1,433,000, outstanding borrowings under the credit facilities of $118,101,000, outstanding borrowings on the term redeemable securities contract of $135,127,000 and an outstanding repurchase obligation of $94,643,000. At June 30, 2001, the Company had $330,328,000 of borrowing capacity available under the credit facilities.


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

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates at June 30, 2001. For financial assets and debt obligations, the table presents cash flows to the expected maturity and weighted average interest rates based upon the current carrying values. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by
contractual  maturity  dates.   Notional  amounts  are  used  to  calculate  the
contractual cash flows to be exchanged under the contract. Weighted-average variable rates are based on rates in effect as of the reporting date.

                                                                                    Expected Maturity Dates
                                      ----------------------------------------------------------------------------------------------
                                           2001             2002             2003             2004             2005       Thereafter
                                           ----             ----             ----             ----             ----       ----------
Assets:                                                                                      (dollars in thousands)
CMBS
   Fixed Rate                               -              $196,874           -                -                -             -
      Average interest rate                 -                11.64%           -                -                -             -
   Variable Rate                            -                -               $ 36,509          -                -             -
      Average interest rate                 -                -                 11.79%          -                -             -

Loans receivable
   Fixed Rate                               -                -              $  28,000          -                -           $ 90,084
      Average interest rate                 -                -                 12.75%          -                -             11.64%
   Variable Rate                           $96,319           -                -                -              $ 57,000      $ 10,000
      Average interest rate                  9.97%           -                -                -                11.31%         9.59%

Liabilities:
Credit Facilities
   Variable Rate                            -                -             $  118,101          -                -             -
      Average interest rate                 -                -                  7.44%          -                -             -

Term Redeemable
   Securities Contract
   Variable Rate                            -              $137,812           -                -                -             -
      Average interest rate                 -                 7.37%           -                -                -             -

Repurchase obligations
   Variable Rate                          $ 94,643           -                -                -                -             -
      Average interest rate                  4.78%           -                -                -                -             -

Convertible Trust
   Preferred Securities
   Fixed Rate                               -                -                -                -                -           $150,000
      Average interest rate                 -                -                -                -                -             10.87%

Interest rate swaps                       $ 28,000         $137,812          $ 18,838          -                -            $48,375
     Average fixed pay rate                  5.79%            6.05%             6.04%          -                -              6.06%
     Average variable
      receive rate                           4.06%            3.83%             4.06%          -                -              4.06%


                                      -------------------
                                              Total         Fair Value
                                              -----         ----------

Assets:
CMBS                                         $196,874         $182,174
   Fixed Rate                                  11.64%
      Average interest rate                  $ 36,509         $ 35,352
   Variable Rate                               11.79%
      Average interest rate

Loans receivable                             $118,084         $117,067
   Fixed Rate                                  11.91%
      Average interest rate                  $163,319         $159,447
   Variable Rate                               10.42%
      Average interest rate

Liabilities:
Credit Facilities                            $118,101         $118,101
   Variable Rate                                7.44%
      Average interest rate

Term Redeemable
   Securities Contract                       $137,812         $135,127
   Variable Rate                                7.37%
      Average interest rate

Repurchase obligations                       $ 94,643         $ 94,643
   Variable Rate                                4.78%
      Average interest rate

Convertible Trust
   Preferred Securities                      $150,000         $147,541
   Fixed Rate                                  10.87%
      Average interest rate
                                             $233,025          $  (857)
Interest rate swaps                             6.02%
      Average fixed pay rate
      Average variable
      receive rate                              3.93%

                           PART II. OTHER INFORMATION

ITEM 1:           Legal Proceedings

                                    None


ITEM 2:           Changes in Securities

                                    None


ITEM 3:           Defaults Upon Senior Securities

                                    None


ITEM 4:           Submission of Matters to a Vote of Security Holders


      (a). The Company held its 2001 annual meeting of stockholders on May 30, 2001.

      (b) and (c).    Stockholders acted on the following proposals:

                      1. 1. To elect twelve directors (identified in the table below) to serve until the next annual meeting of stockholders or until such directors' successors are elected and shall have been duly qualified ("Proposal 1"); and

                      2. To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2001 ("Proposal 2").

            The following table sets forth the number of votes in favor, the number of votes opposed, the number of abstentions (or votes withheld in the case of the election of directors) and broker non-votes with respect to each of the foregoing proposals.


             Proposal                Votes in Favor          Votes Opposed              Abstentions                Broker Non-Votes
                                                                                        (Withheld)
Proposal 1
  Samuel Zell                           14,416,835                --                        13,665                        --
  Jeffrey A. Altman                     14,416,835                --                        13,665                        --
  Thomas E. Dobrowski                   14,415,835                --                        14,665                        --
  Martin L. Edelman                     14,416,835                --                        13,665                        --
  Gary R. Garrabrant                    14,415,835                --                        14,665                        --
  Craig M. Hatkoff                      14,415,835                --                        14,665                        --
  John R. Klopp                         14,346,204                --                        84,296                        --
  Susan M. Lewis                        14,412,835                --                        17,665                        --
  Sheli Z. Rosenberg                    14,415,835                --                        14,665                        --
  Steven Roth                           14,405,335                --                        25,165                        --
  Lynne B. Sagalyn                      14,382,335                --                        48,165                        --
  Michael Watson                        14,416,835                --                        13,665                        --


Proposal 2                              14,418,464                5,586                      6,450                        --


ITEM 5:           Other Information

                                    None

ITEM 6:     Exhibits and Reports on Form 8-K

     (a)         Exhibits

   Exhibit
    Number                         Description
    ------                         -----------

     10.1 Amended and Restated Master Loan and Security Agreement, dated as of July 9, 2001, between Capital Trust, Inc. and Morgan Stanley Dean Witter Mortgage Capital Inc.

     10.2 Amended and Restated CMBS Loan Agreement, dated as of July 9, 2001, between Capital Trust, Inc. and Morgan Stanley & Co. International Limited.






      (b)      Reports on Form 8-K

            During the fiscal quarter ended June 30, 2001, the Company filed the following Current Reports on Form 8-K:

                                    None
            (1)

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CAPITAL TRUST



August 14, 2001                             /s/ John R. Klopp
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