Form 10-Q
period 2001-09-30
CAPITAL TRUST INC
filed 2001-11-14
CIK 1061630

To be filed with the Securities and Exchange Commission on November 14, 2001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number 1-14788

                               Capital Trust, Inc.
             (Exact name of registrant as specified in its charter)

               Maryland                                        94-6181186
               --------                                        ----------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.)

410 Park Avenue, 14th Floor, New York, NY                         10022
-----------------------------------------                         -----
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:           (212) 655-0220
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

Yes [X]    No[  ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

           The number of outstanding shares of the Registrant's Class A Common stock, par value $0.01 per share ("Class A Common Stock"), as of November 13, 2001 was 18,727,731.

                               CAPITAL TRUST, INC.
                                      INDEX

Part I.         Financial Information

                Item 1:        Financial Statements                                                                        1

                          Consolidated Balance Sheets - September 30, 2001 (unaudited) and December 31, 2000
                               (audited)                                                                                   1

                          Consolidated Statements of Income - Three and Nine Months Ended September 30, 2001
                               and 2000 (unaudited)                                                                        2

                          Consolidated Statements of Changes in Stockholders' Equity - Nine Months Ended
                               September 30, 2001 and 2000 (unaudited)                                                     3

                          Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2001 and 2000
                               (unaudited)                                                                                 4

                          Notes to Consolidated Financial Statements (unaudited)                                           5

                Item 2:        Management's Discussion and Analysis of Financial Condition and Results of
                               Operations                                                                                 14

                Item 3:        Quantitative and Qualitative Disclosures about Market Risk                                 20


Part II.        Other Information

                Item 1:        Legal Proceedings                                                                          21

                Item 2:        Changes in Securities                                                                      21

                Item 3:        Defaults Upon Senior Securities                                                            21

                Item 4:        Submission of Matters to a Vote of Security Holders                                        21

                Item 5:        Other Information                                                                          21

                Item 6:        Exhibits and Reports on Form 8-K                                                           21

                Signatures                                                                                                22


                      Capital Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    September 30, 2001 and December 31, 2000
                                 (in thousands)

                                                                                               September 30,      December 31,
                                                                                                   2001              2000
                                                                                              --------------    -------------
                                                 Assets                                         (Unaudited)       (Audited)

   Cash and cash equivalents                                                                  $     7,826       $   11,388
   Available-for-sale securities, at fair value                                                   160,889              -
   Commercial mortgage-backed securities available-for-sale, at fair value                        215,114          215,516
   Certificated mezzanine investments available-for-sale, at fair value                               -             22,379
   Loans receivable, net of $13,695 and $12,947 reserve for possible credit losses at
     September 30, 2001 and December 31, 2000, respectively                                       251,534          349,089
   Equity investment in CT Mezzanine Partners I LLC ("Fund I"), CT Mezzanine
     Partners II LP ("Fund II") and CT MP II LLC ("Fund II GP") (together "Funds")                 34,794           26,011
   Deposits and other receivables                                                                     836              211
   Accrued interest receivable                                                                      5,411            7,241
   Deferred income taxes                                                                            9,720            8,719
   Prepaid and other assets                                                                         1,984            3,838
                                                                                              -------------     ------------
Total assets                                                                                  $   688,108       $  644,392
                                                                                              =============     ============

                              Liabilities and Stockholders' Equity

Liabilities:
   Accounts payable and accrued expenses                                                      $    11,420       $   10,329
   Notes payable                                                                                      955            2,647
   Credit facilities                                                                              115,065          173,641
   Term redeemable securities contract                                                            136,119          133,235
   Repurchase obligations                                                                         155,583           16,569
   Deferred origination fees and other revenue                                                      2,152            2,163
   Interest rate hedge liabilities                                                                 17,832              -
                                                                                              ------------      ------------
Total liabilities                                                                                 439,126          338,584
                                                                                              ------------      ------------

Company-obligated, mandatory redeemable, convertible trust preferred securities of CT
   Convertible Trust I, holding $89,742 of convertible 8.25% junior subordinated debentures and $60,258 of non-convertible 13.00% junior subordinated debentures of
   Capital Trust, Inc. ("Convertible Trust Preferred Securities")                                 147,741           147,142
                                                                                              ------------       -----------

Stockholders' equity:
   Class A 9.5% cumulative convertible preferred stock, $0.01 par value, $0.26 cumulative annual dividend, 12,639 shares authorized, no shares issued and outstanding at
     September 30, 2001 and 2,278 shares issued and outstanding at December 31, 2000
     ("Class A Preferred Stock")
                                                                                                     -                    23
   Class B 9.5% cumulative convertible non-voting preferred stock, $0.01 par value, $0.26 cumulative annual dividend, 12,639 shares authorized, no shares issued and outstanding at September 30, 2001 and 4,043 shares issued and outstanding at December 31, 2000
     ("Class B Preferred Stock" and together with Class A Preferred Stock, "Preferred Stock")         -                    40
   Class A common stock, $0.01 par value, 100,000 shares authorized, 18,332 and 18,967 shares issued and outstanding at September 30, 2001 and December 31, 2000,
     respectively                                                                                     183                190
   Class B common stock, $0.01 par value, 100,000 shares authorized, no shares issued and outstanding at September 30, 2001 and 2,755 shares issued and outstanding at
     December 31, 2000 ("Class B Common Stock")                                                      -                    28
   Restricted Class A Common Stock, $0.01 par value, 396 and 264 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively ("Restricted
     Class A Common Stock" and together with Class A Common Stock and Class B
     Common Stock, "Common Stock")                                                                      4                 3
   Additional paid-in capital                                                                     136,805           181,507
   Unearned compensation                                                                             (816)             (468)
   Accumulated other comprehensive loss                                                           (28,991)          (10,152)
   Accumulated deficit                                                                             (5,944)          (12,505)
                                                                                               ------------      -----------
Total stockholders' equity                                                                        101,241           158,666
                                                                                               ------------      -----------
Total liabilities and stockholders' equity                                                     $  688,108        $  644,392
                                                                                               ============      ===========

     See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                        Consolidated Statements of Income
             Three and Nine Months Ended September 30, 2001 and 2000
                      (in thousands, except per share data)
                                   (unaudited)


                                                                     Three Months Ended                    Nine months Ended
                                                                         September 30,                       September 30,
                                                            -----------------------------------    ---------------------------------
                                                                    2001               2000             2001              2000
                                                            ---------------     ---------------    --------------    ---------------
Income from loans and other investments:
   Interest and related income                              $      16,985       $      21,540      $       51,742    $      65,050
   Less: Interest and related expenses                              5,708               9,008              19,725           28,500
                                                            --------------      --------------     --------------    ---------------
      Income from loans and other investments, net                 11,277              12,532              32,017           36,550
                                                            ---------------     ---------------    --------------    ---------------

Other revenues:
   Management and advisory fees from Funds managed                  3,118                 159               5,118              214
   Income from equity investments in Funds                            554                 678               2,422              899
   Advisory and investment banking fees                                75                  75                 202            3,809
   Other interest income                                               92                 165                 369              587
                                                            ---------------     --------------     --------------    ---------------
      Total other revenues                                          3,839               1,077               8,111             5,509
                                                            ---------------     --------------     --------------    ---------------

 Other expenses:
   General and administrative                                       3,991               3,600              11,766            13,155
   Other interest expense                                              22                  42                  87               177
   Depreciation and amortization                                      239                 165                 625               724
   Loss on sale of fixed assets                                       -                    64                 -                  64

   Other expenses                                                   1,367                 -                 1,259               -
   Provision for possible credit losses                               -                   839                 748             2,681
                                                            ---------------     --------------     --------------    ---------------
      Total other expenses                                          5,619               4,710              14,485            16,801
                                                            ---------------     --------------     --------------    ---------------

Income before income taxes and distributions and
   amortization on Convertible Trust Preferred Securities           9,497               8,899              25,643            25,258
     Provision for income taxes                                     4,479               4,362              11,986            12,966
                                                            ---------------     --------------     --------------    ---------------

Income before distributions and amortization on
   Convertible Trust Preferred Securities                           5,018               4,537              13,657            12,292
     Distributions and amortization on Convertible Trust
        Preferred Securities, net of income tax benefit of
        $1,890 and  $1,889 for the three months ended
        September 30, 2001 and 2000, respectively, and
        $5,668 and $5,234 for the nine months ended
        September 30, 2001 and 2000, respectively                   2,119               2,120               6,359             5,802
                                                            ---------------     --------------     --------------    ---------------
Net income                                                          2,899               2,417               7,298             6,490
     Less:  Preferred Stock dividend and dividend
        requirement adjustment                                        (77)               (404)               (606)           (1,211)
                                                            --------------      ---------------     --------------   ---------------
Net income allocable to shares of Common Stock              $       2,822       $       2,013       $       6,692    $        5,279
                                                            ==============      ===============     ===============  ===============

Per share information:
   Net income per share of Common Stock:
      Basic                                                 $        0.15       $        0.09       $       0.32     $         0.22
                                                            ==============      ===============     ==============   ===============
      Diluted                                               $        0.11       $        0.08       $       0.28     $         0.22
                                                            ==============      ===============     ==============   ===============
   Weighted average shares of Common Stock outstanding:
      Basic                                                    19,398,136          22,801,536         20,651,117         23,495,269
                                                            ==============      ===============     =============    ===============
      Diluted                                                  34,959,700          42,152,217         37,575,148         30,016,121
                                                            ==============      ===============     =============    ===============

     See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
              For the Nine Months Ended September 30, 2001 and 2000
                                 (in thousands)
                                   (unaudited)

                                                                                                          Restricted
                                                              Class A    Class B    Class A     Class B    Class A   Additional
                                              Comprehensive  Preferred  Preferred   Common      Common     Common      Paid-In
                                              Income/(Loss)    Stock      Stock      Stock       Stock     Stock       Capital
                                              -------------  ---------------------------------------------------------------------

Balance at January 1, 2000                    $      -       $   23     $    40     $   219     $   23    $    1     $ 189,456
Net income                                         6,490          -           -          -           -         -           -
Unrealized gain on available-for-sale
  securities, net of related income taxes          4,557          -           -          -           -         -           -
Conversion of Class A Common Stock to
  Class B Common Stock                               -            -           -          (5)         5         -           -
Issuance of warrants to purchase shares of
  Class A Common Stock                               -            -           -          -           -         -         1,360
Issuance of Class A Common Stock unit
  awards                                             -            -           -           1          -         -           624
Issuance of restricted
  Class A Common Stock                               -            -           -          -           -         2           948
Cancellation of previously issued restricted
  Class A Common Stock                               -            -           -          -           -         -          (280)
Restricted Class A Common Stock earned               -            -           -          -           -         -           -
Dividends paid on Preferred Stock                    -            -           -          -           -         -           -
Repurchase and retirement of shares of Class
  A Common Stock previously outstanding              -            -           -         (20)         -         -        (8,105)
                                              ------------   ---------------------------------------------------------------------
Balance at September 30, 2000                 $   11,047     $   23     $    40     $   195     $   28     $   3     $ 184,003
                                              ============   =====================================================================

Balance at January 1, 2001                    $      -       $   23     $    40     $   190     $   28     $   3     $ 181,507
Net income                                         7,298          -           -          -           -         -           -
Transition adjustment for recognition of
  derivative financial instruments                   -            -           -          -           -         -           -
Unrealized loss on derivative financial
  instruments, net of related income taxes       (15,976)         -           -          -           -         -           -
Unrealized loss on available-for-sale
  securities, net of related income taxes         (2,289)         -           -          -           -         -           -
Issuance of warrants to purchase shares of
  Class A Common Stock                               -            -           -          -           -         -         3,276
Issuance of Class A Common Stock unit
  awards                                             -            -           -           1          -         -           624
Issuance of restricted
  Class A Common Stock                               -            -           -          -           -         2         1,023
Restricted Class A Common Stock earned               -            -           -          -           -         -           -
Vesting of restricted Class A Common Stock
  to unrestricted Class A Common Stock               -            -           -           1          -        (1)          -
Dividends paid on Preferred Stock                    -            -           -          -           -         -           -
Repurchase and retirement of shares of Class
  A Common Stock previously outstanding              -          (23)        (40)         (9)       (28)        -       (49,625)
                                              ------------   ---------------------------------------------------------------------
Balance at September 30, 2001                 $   10,967     $    -     $     -     $   183     $    -      $  4     $ 136,805
                                              ============   =====================================================================


                                                               Accumulated
                                                                  Other
                                               Unearned       Comprehensive    Accumulated
                                             Compensation     Income/(Loss)      Deficit         Total
                                             ----------------------------------------------------------------

Balance at January 1, 2000                   $     (407)      $ (10,164)        $ (20,651)     $ 158,540
Net income                                          -               -               6,490          6,490
Unrealized gain on available-for-sale
  securities, net of related income taxes           -             4,557               -             4,557
Conversion of Class A Common Stock to
  Class B Common Stock                              -               -                 -               -
Issuance of warrants to purchase shares of
  Class A Common Stock                              -               -                 -             1,360
Issuance of Class A Common Stock unit
  awards                                            -               -                 -               625
Issuance of restricted
  Class A Common Stock                             (950)            -                 -               -
Cancellation of previously issued restricted
  Class A Common Stock                              182             -                 -               (98)
Restricted Class A Common Stock earned              545             -                 -               545
Dividends paid on Preferred Stock                   -               -                (808)           (808)
Repurchase and retirement of shares of Class
  A Common Stock previously outstanding             -               -                 -            (8,125)
                                             ---------------------------------------------------------------
Balance at September 30, 2000                $    (630)       $  (5,607)        $ (14,969)     $  163,086
                                             ===============================================================

Balance at January 1, 2001                   $    (468)       $ (10,152)        $ (12,505)     $  158,666
Net income                                         -                -               7,298           7,298
Transition adjustment for recognition of
  derivative financial instruments                 -               (574)              -              (574)
Unrealized loss on derivative financial
  instruments, net of related income taxes         -            (15,976)              -           (15,976)
Unrealized loss on available-for-sale
  securities, net of related income taxes          -             (2,289)              -            (2,289)
Issuance of warrants to purchase shares of
  Class A Common Stock                            -                 -                 -             3,276
Issuance of Class A Common Stock unit
  awards                                          -                 -                 -               625
Issuance of restricted
  Class A Common Stock                          (1,025)             -                 -               -
Restricted Class A Common Stock earned             677              -                 -               677
Vesting of restricted Class A Common Stock
  to unrestricted Class A Common Stock             -                -                 -               -
Dividends paid on Preferred Stock                  -                -                (737)           (737)
Repurchase and retirement of shares of Class
  A Common Stock previously outstanding            -                -                 -           (49,725)
                                             ---------------------------------------------------------------
Balance at September 30, 2001                $    (816)       $ (28,991)        $  (5,944)     $  101,241
                                             ===============================================================


     See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2001 and 2000
                                 (in thousands)
                                   (unaudited)


                                                                                                2001                    2000
                                                                                          -------------------    ------------------
Cash flows from operating activities:
   Net income                                                                              $         7,298         $         6,490
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
        Deferred income taxes                                                                       (1,001)                 (1,759)
        Provision for credit losses                                                                    748                   2,681
        Depreciation and amortization                                                                  625                     724
        Income from equity investments in Funds                                                     (2,422)                   (898)
        Unrealized loss on hedged and derivative securities                                          1,258                     -
        Restricted Class A Common Stock earned                                                         677                     545
        Amortization of premiums and accretion of discounts on loans and
           investments, net                                                                         (2,065)                 (1,919)
        Accretion of discounts on term redeemable securities contract                                2,884                   2,662
        Accretion of discounts and fees on Convertible Trust Preferred Securities, net                 599                     599
        Expenses reversed on cancellation of restricted stock previously issued                        -                       (97)
        Loss on sale of fixed assets                                                                   -                        64
   Changes in assets and liabilities, net:
        Deposits and other receivables                                                                (625)                   (113)
        Accrued interest receivable                                                                  1,830                   2,220
        Prepaid and other assets                                                                     1,895                     214
        Deferred origination fees and other revenue                                                    (11)                   (852)
        Accounts payable and accrued expenses                                                        1,716                  (2,051)
                                                                                          -------------------    -------------------
   Net cash provided by operating activities                                                        13,406                   8,510
                                                                                          -------------------    -------------------

Cash flows from investing activities:
        Purchases of available-for-sale securities                                                (257,877)                    -
        Principal collections and proceeds from sale of available-for-sale securities               97,322                     -
        Cash received on commercial mortgage-backed securities recorded as discount                    -                     1,446
        Principal collections on certificated mezzanine investments                                 22,379                  22,749
        Origination and purchase of loans receivable                                               (13,319)                (13,524)
        Principal collections and proceeds from sale of loans receivable                           109,191                 134,616
        Equity investment in Funds                                                                 (31,913)                (31,637)
        Return of Capital from Funds                                                                28,367                  12,622
        Purchases of equipment and leasehold improvements                                             (181)                   (219)
        Proceeds from sale of equipment                                                                -                        12
                                                                                          -------------------    -------------------
   Net cash provided by (used in) investing activities                                             (46,031)                126,065
                                                                                          -------------------    -------------------

Cash flows from financing activities:
        Proceeds from repurchase obligations                                                       250,226                  -
        Repayment of repurchase obligations                                                       (111,212)                (11,830)
        Proceeds from credit facilities                                                            163,089                  40,000
        Repayment of credit facilities                                                            (221,665)               (182,729)
        Repayment of notes payable                                                                    (913)                   (869)
        Dividends paid on Preferred Stock                                                             (737)                   (808)
        Repurchase and retirement of shares of Common and Preferred Stock
           previously outstanding                                                                  (49,725)                 (8,126)
                                                                                          -------------------    -------------------
   Net cash provided by (used in) financing activities                                              29,063                (164,362)
                                                                                          -------------------    -------------------

Net decrease in cash and cash equivalents                                                           (3,562)                (29,787)
Cash and cash equivalents at beginning of year                                                      11,388                  38,782
                                                                                          -------------------    -------------------
Cash and cash equivalents at end of period                                                 $         7,826         $         8,995
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

                      Capital Trust, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.         Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the Annual Report on Form 10-K of Capital Trust, Inc. and Subsidiaries (collectively, the "Company") for the fiscal year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of results that may be expected for the entire year ending December 31, 2001.

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


4. Available-for-Sale Securities

At September 30, 2001, the Company's available-for-sale securities consisted of the following (in thousands):

                                                                                                Gross
                                                                           Amortized         Unrealized           Estimated
                                                                                       ------------------------
                                                                             Cost         Gains      Losses      Fair Value
                                                                        --------------------------------------------------------
   Federal Home Loan Mortgage Corporation Gold, fixed rate interest
      at 6.50%, due September 1, 2031                                     $     9,347    $    29     $   -      $     9,376
   Federal Home Loan Mortgage Corporation Gold, fixed rate interest
      at 6.50%, due September 1, 2031                                          63,866        197         -           64,063
   Federal Home Loan Mortgage Corporation Gold, fixed rate interest
      at 6.50%, due September 1, 2031                                           8,110         25         -            8,135
   Federal Home Loan Mortgage Corporation Gold, fixed rate interest
      at 6.50%, due September 1, 2031                                          19,261         60         -           19,321
   Federal Home Loan Mortgage Corporation Gold, fixed rate interest
      at 6.50%, due September 1, 2031                                          57,730        178         -           57,908
   Federal Home Loan Mortgage Corporation Gold, fixed rate interest
      at 6.50%, due September 1, 2031                                           2,080          6         -            2,086
                                                                        --------------------------------------------------------
                                                                          $   160,394    $   495     $   -      $   160,889
                                                                        ========================================================

The Company purchased these securities on September 28, 2001 at a premium to yield 6.07% with an anticipated average life of 5.15 years with financing provided by the seller through a repurchase agreement totaling $155,583,000. The Company pays interest on this repurchase agreement at a rate of LIBOR flat (3.1% at September 30, 2001).

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


5. Loans receivable

At September 30, 2001 and December 31, 2000, the Company's loans receivable consisted of the following (in thousands):


                                                                               September 30,          December 31,
                                                                                   2001                   2000
                                                                           ---------------------- ----------------------
   (1)  Mortgage Loans                                                       $         70,920       $        135,651
   (2)  Mezzanine Loans                                                               142,434                179,356
   (3)  Other loans receivable                                                         51,875                 47,029
                                                                           ---------------------- ----------------------
                                                                                      265,229                362,036
   Less:  reserve for possible credit losses                                          (13,695)               (12,947)
                                                                           ---------------------- ----------------------
   Total loans                                                               $        251,534       $        349,089
                                                                           ====================== ======================


One Mortgage Loan receivable with a principal balance of $8,000,000 reached maturity on July 15, 2000 and has not been repaid with respect to principal and interest. In accordance with the Company's policy for revenue recognition, income recognition has been suspended on this loan and for the nine months ended September 30, 2001, $891,000 of potential interest income has not been recorded.

At September 30, 2001, the weighted average interest rate in effect, including amortization of fees and premiums, for the Company's performing loans receivable is as follows:

   (1)  Mortgage Loans                                                 10.73%
   (2)  Mezzanine Loans                                                10.90%
   (3)  Other loans receivable                                         11.24%
             Total loans                                               10.93%

At September 30, 2001, $167,295,000 (63%) of the aforementioned performing loans bear interest at floating rates ranging from LIBOR plus 525 basis points to LIBOR plus 875 basis points. The remaining $89,934,000 (37%) of performing loans bear interest at fixed rates ranging from 11.62% to 12.00%.

During  the  nine  months  ended  September  30,  2001,  the  Company   provided
$13,319,000 of additional fundings on three existing loans. The Company had an unfunded commitment on one loan for $2.5 million at September 30, 2001.

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

On May 29, 2001, Fund II effected its second closing (the "Second Closing") on an additional $115.5 million of capital commitments made primarily by a third-party institutional private equity investor. On August 7, 2001, Fund II effected its final closing (the "Final Closing") on an additional $229.7 million of capital commitments bringing the total equity commitments in Fund II to $845.2 million. Pursuant to the venture agreement among the Company, certain of its subsidiaries and affiliates of Citigroup (the "Venture Agreement"), affiliates of the Company and Citigroup made total capital commitments of $49.7 million and $198.9 million, respectively, to Fund II.

Based upon the $845.2 million aggregate capital commitments made at the initial and subsequent closings, the Company will earn annual investment management fees of $8.1 million through the service of its subsidiary, CT Investment Management Co. LLC ("CTIMCO"), as investment manager to Fund II. In addition, CT MP II, LLC, the General Partner of Fund II ("Fund II GP"), of which the Company is a 50% partner, will earn an additional $2.8 million of annual fund management fees not used to fund CTIMCO's investment management fees.

Pursuant to the Venture Agreement, in connection with the Initial, Second and Final Closing, the Company issued to Citigroup warrants to purchase 3,015,600, 236,233 and 1,026,634 shares of its Class A Common Stock, respectively. The warrants are immediately exercisable and expire on March 8, 2005. In total, the Company has issued to Citigroup four warrants to purchase 8,528,467 shares of its Class A Common Stock at an exercise price of $5.00 per share. The Company is obligated to issue additional warrants at with the same exercise and expiration terms at the closing of subsequent funds co-sponsored with Citigroup that close on or prior to December 31, 2001.

7. Long-Term Debt - Credit Facilities

At December 31, 2000, the Company was party to a credit agreement with a commercial lender that provided for a $300 million line of credit scheduled to expire in September 2001. Effective July 16, 2001, pursuant to an amended and restated credit agreement, the Company downsized this line of Credit to $100 million and extended the expiration of such credit facility from September 2001 to July 2002 with an automatic nine-month amortizing extension option, if not otherwise extended.

8. Stockholders' Equity

In connection with the Initial Closing, the Company repurchased for $29,138,000, in two privately negotiated transactions, 630,701 shares of Class A Common
Stock, 1,520,831 shares of Class B Common Stock, 1,518,390 shares of Class A Preferred Stock and 2,274,110 shares of Class B Preferred Stock.

On August 13, 2001, the Company repurchased for $21.0 million in a privately negotiated transaction 200,000 shares of Class A Common Stock, 1,234,355 shares of Class B Common Stock, 759,195 shares of Class A Preferred Stock and 1,769,138 shares of Class B Preferred Stock. With this repurchase of Preferred Stock, the Company has repurchased all of its outstanding Preferred Stock and eliminated the related dividend.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


9. Derivative Financial Instruments

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of January 1, 2001, the adoption of the new standard resulted in an adjustment of $574,000 to accumulated other comprehensive loss and other liabilities.

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

The following table summarizes the notional value and fair value of the Company's derivative financial instruments, principally swap contracts at September 30, 2001. The notional value provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or foreign exchange market risks.


                                                                        Interest
   Hedge                  Type                 Notional Value             Rate              Maturity           Fair Value
-------------    ------------------------    --------------------    -----------------    --------------    ------------------
   Swap             Fair Value Hedge                $137,812,000              6.045%             2014          $(12,991,000)
   Swap             Cash Flow Hedge                   11,250,000              6.580%             2006            (1,116,000)
   Swap             Cash Flow Hedge                   37,125,000              5.905%             2008            (2,698,000)
   Swap             Cash Flow Hedge                   18,838,000              6.035%             2003            (1,027,000)
   Cap              Cash Flow Hedge                   18,750,000             11.250%             2007                59,000


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

On September 30, 2001, the derivative financial instruments were reported at their fair value as other assets and interest rate hedge liabilities of $59,000 and $17,832,000, respectively.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


During the nine months ended September 30, 2001, the Company recognized a gain of $23,000 for the change in time value for qualifying interest rate hedges. The time value is a component of fair value that must be recognized in earnings, and is shown in the consolidated statement of income as other expense.

The fair value hedge in the above table was undertaken by the Company to sustain the value of the Company's CMBS holdings. This fair value hedge, when viewed in conjunction with the fair value of the securities, is sustaining the value of those securities as interest rates rise and fall. During the nine months ended September 30, 2001, the Company recognized a loss of $12,605,000 for the decrease in the value of the swap which was substantially offset by a gain of $11,323,000 for the change in the fair value of the securities attributed to the hedged risk resulting in a $1,282,000 charge to other expense on the consolidated statement of income.

The Company utilizes cash flow hedges in order to better control interest costs on variable rate debt transactions. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are considered cash flow hedges. During the nine months ended September 30, 2001, the fair value of the cash flow swaps decreased by $3.2 million, which was deferred into other comprehensive loss and will be released to earnings over the remaining lives of the swaps.

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with the timing of when the hedged items are also recognized in earnings. Within the next twelve months, the Company estimates that $1.2 million currently held in accumulated other comprehensive income will be reclassified to earnings, with regard to the cash flow hedges.


10. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes for the nine months ended September 30, 2001 and 2000 is comprised as follows (in thousands):

                                                   2001                 2000
                                             ------------------   --------------
     Current
        Federal                                $     7,701         $     8,751
        State                                        2,778               3,140
        Local                                        2,508               2,834
     Deferred
        Federal                                       (605)             (1,063)
        State                                         (208)               (366)
        Local                                         (188)               (330)
                                             ----------------    ---------------
Provision for income taxes                     $    11,986         $    12,966
                                             ================    ===============

The reconciliation of income tax computed at the U.S. federal statutory tax rate (35%) to the effective income tax rate for the nine months ended September 30, 2001 and 2000 are as follows (in thousands):


                                                                      2001                            2000
                                                         ------------------------------- --------------------------------
                                                               $               %                $               %
                                                         --------------- --------------- ---------------- ---------------
   Federal income tax at statutory rate                    $    8,975         35.0%        $    8,840          35.0%
   State and local taxes, net of federal tax
      benefit                                                   3,178         12.4%             3,431          13.6%
   Utilization of net operating loss carryforwards
                                                                 (367)        (1.4)%             (367)         (1.5)%
   Compensation in excess of deductible limits
                                                                  221          0.8%               838           3.3%
   Other                                                          (21)        (0.1)%              224           0.9%
                                                         --------------- --------------- --------------------------------
                                                           $   11,986         46.7%        $   12,966          51.3%
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

The components of the net deferred tax assets as of September 30, 2001 and December 31, 2000 are as follows (in thousands):


                                                                     September 30,                 December 31,
                                                                          2001                         2000
                                                                 -----------------------      -----------------------
   Net operating loss carryforward                                  $         2,930              $         3,298
   Reserves  on other  assets and for  possible
         credit losses                                                        9,040                        9,047
   Other                                                                      2,278                        1,411
                                                                 -----------------------      -----------------------
   Deferred tax assets                                                       14,248                       13,756
   Valuation allowance                                                       (4,528)                      (5,037)
                                                                 -----------------------      -----------------------
                                                                    $         9,720              $         8,719
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


11. Employee Benefit Plans

1997 Long-Term Incentive Stock Plan

During the nine months ended September 30, 2001, the Company issued an aggregate of 454,500 options to acquire shares of Class A Common Stock with exercise prices ranging from $4.50 to $5.50 per share (the fair value market value based on reported trading price on the date of the grant).

The Company also issued 227,780 restricted shares of Class A Common Stock which vest one third on each of the following dates: February 1, 2002, February 1, 2003 and February 1, 2004.

The following table summarizes the option activity under the incentive stock plan for the quarter ended September 30, 2001:


                                                                                                           Weighted Average
                                                         Options                Exercise Price           Exercise Price per
                                                       Outstanding                 per Share                    Share
                                                   --------------------- ------------------------------ ----------------------
   Outstanding at January 1, 2001                           1,419,500            $4.125 - $10.00              $   7.04
      Granted in 2001                                         454,500              $4.50-$5.50                    4.62
      Exercised in 2001                                       -                         -                         -
      Canceled in 2001                                       (135,833)           $6.00 - $10.00                   6.95
                                                   ---------------------                                ----------------------
   Outstanding at September 30, 2001                        1,738,167            $4.125 - $10.00              $   6.41
                                                   =====================                                ======================

At September 30, 2001, 1,012,843 of the options are exercisable. At September 30, 2001, the outstanding options have various remaining contractual exercise periods ranging from 5.79 to 9.68 years with a weighted average life of 7.55 years.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


12. Earnings Per Share

The following table sets forth the calculation of Basic and Diluted EPS for the nine months ended September 30, 2001 and 2000:


                                             Nine months Ended September 30, 2001            Nine months Ended September 30, 2000
                                       ---------------------------------------------------------------------------------------------
                                         Net Income         Shares      Per Share      Net Loss        Shares          Per Share
                                                                          Amount                                         Amount
                                       -----------------------------  -----------   ------------- -------------------- -------------

Basic EPS:
   Net earnings per share of Common
      Stock                            $    6,692,000    20,651,117    $    0.32    $   5,279,000     23,495,269      $    0.22
                                                                       ==========                                     =============

Effect of Dilutive Securities
   Options outstanding for the
      purchase of Common Stock                   --         106,671                           --              19
   Warrants outstanding for the
      purchase of Common Stock                   --         510,907                           --            --
   Future commitments for stock unit
      awards for the issuance of Class
      A Common Stock                             --          50,000                           --        200,000
   Convertible Trust Preferred
      Securities exchangeable for
      shares of Common Stock               3,090,000      12,820,513                          --             --
   Convertible Preferred Stock               606,000       3,435,940                    1,211,000      6,320,833
                                       --------------   --------------               -------------  -------------

Diluted EPS:
   Net earnings per share of Common
      Stock and Assumed Conversions
                                       $  10,388,000     37,575,148    $    0.28     $  6,490,000     30,016,121      $    0.22
                                       ==============   =============  ==========    =============  =============     =============

The following table sets forth the calculation of Basic and Diluted EPS for the three months ended September 30, 2001 and 2000:


                                             Three Months Ended September 30, 2001           Three Months Ended September 30, 2000
                                        --------------------------------------------------------------------------------------------
                                        Net Income       Shares        Per Share    Net Loss          Shares          Per Share
                                                                        Amount                                          Amount
                                        -----------     ----------   ------------  -----------       -----------     ---------------

Basic EPS:
   Net earnings per share of Common
      Stock                            $  2,822,000      19,398,136    $    0.15    $   2,013,000     22,801,536      $    0.09
                                                                       ==========                                     ===========

Effect of Dilutive Securities
   Options outstanding for the
      purchase of Common Stock                   --         172,734                           --          9,335
   Warrants outstanding for the
      purchase of Common Stock                   --       1,336,596                           --            --
   Future commitments for stock unit
      awards for the issuance of Class
      A Common Stock                             --          50,000                           --        200,000
   Convertible Trust Preferred
      Securities exchangeable for
      shares of Common Stock               1,030,000     12,820,513                       964,000    12,820,513
   Convertible Preferred Stock                77,000      1,181,721                       404,000     6,320,833
                                        -------------   ------------                --------------  ------------

Diluted EPS:
   Net earnings per share of Common
      Stock and Assumed Conversions
                                        $ 3,929,000     34,959,700     $    0.11    $   3,381,000    42,152,217      $    0.08
                                        ============   ===========     ==========   ==============   ============    ===========


                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


13. Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on the Company's outstanding debt and Convertible Preferred Trust Securities during the nine months ended September 30, 2001 and 2000 was $25,867,000 and $16,944,000, respectively. Income taxes paid by the Company during the nine months ended September 30, 2001 and 2000 was $9,664,000 and $6,537,000, respectively.


14. Commitments and Contingencies

Effective May 7, 2001, the Company revised the terms of an existing employment agreement with one executive officer. Pursuant to the revised employment agreement, the executive officer was granted options to purchase 50,000 shares of Class A Common Stock concurrent with the signing of the agreement with an exercise price of $5.00 per share which vest one third on each of the following dates: May 7, 2002, May 7, 2003 and May 7, 2004. Under the terms of the revised employment agreement, the executive officer will receive 50,000 fully vested shares of Class A Common Stock and a cash payment of $250,000 on February 1, 2002 in lieu of 100,000 fully vested shares of Class A Common Stock which were to be issued on January 1, 2002 under the terms of the employment agreement in effect prior to the revision. The revised employment agreement will expire on February 1, 2002 unless otherwise extended.

 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Historical results set forth are not necessarily indicative of the future financial position and results of operations of the Company.

Second Mezzanine Investment Fund

On April 9, 2001, CT Mezzanine Partners II LP ("Fund II"), the Company's second commercial real estate mezzanine investment fund co-sponsored with Citigroup Investments Inc. ("Citigroup"), held its initial closing (the "Initial Closing"). Fund II closed with an aggregate of $500 million in capital commitments made primarily by third-party institutional private equity investors.

On May 29, 2001, Fund II effected its second closing (the "Second Closing") on an additional $115.5 million of capital commitments made primarily by a third-party institutional private equity investor. On August 7, 2001, Fund II effected its final closing (the "Final Closing") on an additional $229.7 million of capital commitments bringing the total equity commitments in Fund II to $845.2 million. Pursuant to the venture agreement among the Company, certain of its subsidiaries and affiliates of Citigroup (the "Venture Agreement"), affiliates of the Company and Citigroup made total capital commitments of $49.7 million and $198.9 million, respectively, to Fund II.

Based upon the $845.2 million aggregate capital commitments made at the initial and subsequent closings, the Company will earn annual investment management fees of $8.1 million through the service of its subsidiary, CT Investment Management Co. LLC ("CTIMCO"), as investment manager to Fund II. In addition, CT MP II, LLC, the General Partner of Fund II ("Fund II GP"), of which the Company is a 50% partner, will earn an additional $2.8 million of annual fund management fees not used to fund CTIMCO's investment management fees.

Pursuant to the Venture Agreement, in connection with the Initial, Second and Final Closing, the Company issued to Citigroup warrants to purchase 3,015,600, 236,233 and 1,026,634 shares of its Class A Common Stock, respectively. The warrants are immediately exercisable and expire on March 8, 2005. In total, the Company has issued to Citigroup four warrants to purchase 8,528,467 shares of its Class A Common Stock at an exercise price of $5.00 per share. The Company is obligated to issue additional warrants at with the same exercise and expiration terms at the closing of subsequent funds co-sponsored with Citigroup that close on or prior to December 31, 2001.

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

REIT Status Election

Pursuant to its Venture Agreement with Citigroup, the Company is obligated to take the steps necessary for it to be taxed as a Real Estate Investment Trust ("REIT") for the 2002 tax year. Based on the composition of its assets and the nature of its income due in significant part to the successful implementation of the Company's investment management business, the Company does not meet the qualifications to elect to be taxed as a REIT at this time. In light of its success with its investment management business, the Company does not believe that it is advisable at this time to pursue the changes to its business and assets that would be necessary for it to qualify for taxation as a REIT and therefore has requested Citigroup waive the obligation, which request is under consideration. If Citigroup does not grant the requested waiver and the Company does not achieve REIT status, the Company may be subject to monetary liability to Citigroup determined through an appraisal procedure set forth in the Venture Agreement. While the amount of any such potential liability, if any, cannot be predicted, the Company does not believe that the imposition of any such liability would have a material adverse effect on the Company. The Company continues to pursue alternative strategies for tax efficiency, including REIT election in the future depending upon the impact such election would have on its business at that time.

Overview of Financial Condition

Since December 31, 2000, the Company funded $13,319,000 of commitments under three existing loans. The Company received full satisfaction of five loans and a certificated mezzanine investment totaling $118.0 million and partial repayments on five loans and a certificated mezzanine investment totaling $14.3 million. At September 30, 2001, the Company had outstanding loans and investments in commercial mortgage-backed securities totaling approximately $480 million and additional commitments for funding on one outstanding loan of approximately $2.5 million.

Since December 31, 2000, the Company has made equity contributions to CT Mezzanine Partners I LLC ("Fund I" and together with Fund II and Fund II GP, the "Funds") of $24.1 million and Fund I has returned $28.4 million. The Company's investment in Fund I at September 30, 2001 is $24.0 million. The Company has capitalized costs of $4,752,000 that are being amortized over the anticipated lives of the Funds. As of September 30, 2001, Fund I has outstanding loans and investments totaling $162.5 million, all of which are performing in accordance with the terms of their agreements except for one loan for $26.0 million which is in default and for which the accrual of interest has been suspended.

Since the Initial Closing of Fund II on April 9, 2001, the Company has made equity contributions to Fund II of $7.1 million and equity contributions to Fund II GP of $671,000. The Company has capitalized costs of $3.3 million relating to the formation of Fund II that are being amortized over the anticipated lives of the Funds. The Company's investment in Fund II and Fund II GP at September 30, 2001 is $10.8 million. As of September 30, 2001, Fund II has outstanding loans and investments totaling $383.3 million, all of which are performing in accordance with the terms of their agreements.

At September 30, 2001, the Company had $115.1 million outstanding under the credit facilities. The decrease in the amount outstanding under the credit facilities from the amount outstanding at December 31, 2000 was due to the cash received on loan repayments being utilized to pay down the credit facilities offset by additional borrowings to repurchase Common and Preferred Stock. During 2001, the Company has repurchased 830,701 shares of Class A Common Stock and all of its outstanding Class B Common Stock and Preferred Stock in three privately negotiated transactions.

In 2001, the Company purchased $97.5 million of Federal National Mortgage Association fixed rate securities that were subsequently sold at their amortized cost of $97.3 million. The Company also purchased $160.4 million of Federal Home Loan Mortgage Corporation Gold fixed rate securities. To finance this purchase, the Company entered into eight repurchase obligations that mature in October 2001. The Company sold the six Federal Home Loan Mortgage Corporation Gold fixed rate securities with a market value of $160.9 million at September 30, 2001 for which the Company has a liability to repurchase these assets for $155.6 million. The interest rate in effect for the repurchase obligations at September 30, 2001 was 3.10%. The Company expects to enter into a new repurchase obligation at maturity.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of January 1, 2001, the adoption of the new standard results in an adjustment of $574,000 to accumulated other comprehensive loss.

Financial reporting for hedges characterized as fair value hedges and cash flow hedges are different. For those hedges characterized as a fair value hedge, the changes in fair value of the hedge and the hedged item are reflected in earnings each quarter. In the case of the fair value hedge, the Company is hedging the component of interest rate risk that can be directly controlled by the hedging instrument, and it is this portion of the hedged assets that is recognized in earnings. The non-hedged balance is classified as an available-for-sale security consistent with SFAS No. 115, and is reported in accumulated other comprehensive income. For those hedges characterized as cash flow hedges, the unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or in earnings, depending on the type of hedging relationship. In accordance with SFAS No. 133, on September 30, 2001, the derivative financial instruments were reported at their fair value as other liabilities of $17,832,000.

During 2000, the Company announced a share repurchase program under which the Company may purchase, from time to time, up to four million shares of the Company's Class A Common Stock. During the nine months ended September 30, 2001, the Company did not purchase any additional shares of the Company's Class A Common Stock pursuant to the repurchase program and has 1,435,600 shares authorized for repurchase remaining under the program. The Company has and will continue to fund share repurchases with available cash.

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


Comparison of the Nine and Three Months Ended September 30, 2001 to the
      Nine and Three Months Ended September 30, 2000

The Company reported net income allocable to shares of Common Stock of $6,692,000 for the nine months ended September 30, 2001, an increase of $1,413,000 from the net income allocable to shares of Common Stock of $5,279,000 for the nine months ended September 30, 2000. The Company reported net income allocable to shares of Common Stock of $2,822,000 for the three months ended September 30, 2001, an increase of $809,000, from the net income allocable to shares of Common Stock of $2,013,000 for the three months ended September 30, 2000. These increases were primarily the result of increased income from equity investments in the Funds and related management fees from the management of the Funds and lower general and administrative expenses and a reduction in the provision for possible credit losses offset by decreased advisory and investment banking fees and decreased net interest income from loans and other investments as the Company continues its transition to the investment management business.

Interest  and  related  income  from  loans and other  investments  amounted  to
$51,742,000 for the nine months ended September 30, 2001, a decrease of $13,308,000 from the $65,050,000 amount for the nine months ended September 30, 2000. Average interest earning assets decreased from approximately $700.6 million for the nine months ended September 30, 2000 to approximately $549.6 million for the nine months ended September 30, 2001. The average interest rate earned on such assets increased from 12.4% in 2000 to 12.6% in 2001. During the nine months ended September 30, 2001, the Company recognized an additional $4.8 million on the early repayment of loans, while during the nine months ended September 30, 2000, the Company recognized an additional $1.5 million on the early repayment of loans. Without this additional interest income and after adjustment of the 2000 rates for the effect of recognizing net swap payments in interest expense rather than interest income, the earning rate for 2001 would have been 11.4% versus 12.4% for 2000. The decrease in such core-earning rate is due to a decrease in the average LIBOR rate from 6.33% for the first nine months of 2000 to 4.44% for the first nine months of 2001 for the variable rate assets.

Interest and related income from loans and other investments amounted to $16,985,000 for the three months ended September 30, 2001, a decrease of $4,555,000 from the $21,540,000 amount for the three months ended September 30, 2000. Average interest earning assets decreased from approximately $662.2 million for the three months ended September 30, 2000 to approximately $502.2 million for the three months ended September 30, 2001. The average interest rate earned on such assets increased from 12.9% in 2000 to 13.4% in 2001. During the three months ended September 30, 2001, the Company recognized an additional $3.2 million on the early repayment of loans, while during the three months ended September 30, 2000, the Company recognized an additional $1.0 million on the early repayment of loans. Without this additional interest income and after adjustment of the 2000 rates for the effect of recognizing net swap payments in interest expense rather than interest income, the earning rate for 2001 would have been 10.9% versus 12.4% for 2000. The decrease in such core-earning rate is due to a decrease in the average LIBOR rate from 6.62% for the three months ended September 30, 2000 to 3.54% for the three months ended September 30, 2001 for the variable rate assets. The decrease in LIBOR rates throughout the year have had the effect of lowering the absolute rates on the Company's investments and reducing net interest income in 2001.

Interest and related expenses amounted to $19,725,000 for the nine months ended September 30, 2001, a decrease of $8,775,000 from the $28,500,000 amount for the nine months ended September 30, 2000. The decrease in expense was due to a decrease in the amount of average interest bearing liabilities outstanding from approximately $410.4 million for the nine months ended September 30, 2000 to approximately $294.0 million for the nine months ended September 30, 2001, and a decrease in the average rate paid on interest bearing liabilities from 9.2% to 9.0% for the same periods, after adjustment of the 2000 rates for the effect of recognizing net swap payments in interest expense rather than interest income. The decrease in the average rate is not consistent with the decrease in the average LIBOR rate for the same periods due to a change in the mix of interest bearing liabilities. In 2001, a higher percentage of the interest bearing liabilities are the term redeemable securities contract which is generally at a higher rate than the other forms of interest bearing liabilities.

Interest and related expenses amounted to $5,708,000 for the three months ended September 30, 2001, a decrease of $3,300,000 from the $9,008,000 amount for the three months ended September 30, 2000. The decrease in expense was due to a decrease in the amount of average interest bearing liabilities outstanding from approximately $387.6 million for the three months ended September 30, 2000 to approximately $251.0 million for the three months ended September 30, 2001, and the average rate paid on interest bearing liabilities remaining constant at 9.0% for the same periods, after adjustment of the 2000 rates for the effect of recognizing net swap payments in interest expense rather than interest income. The decrease in the average rate is not consistent with the decrease in the average LIBOR rate for the same periods due to a change in the mix of interest bearing liabilities. In 2001, a higher percentage of the interest bearing liabilities are the term redeemable securities contract which is generally at a higher rate than the other forms of interest bearing liabilities.

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

During the nine months ended September 30, 2001 and 2000, the Company recognized $6,359,000 and $5,802,000, respectively, of net expenses related to the Convertible Trust Preferred Securities. This amount consisted of distributions to the holders totaling $11,428,000 and $11,235,000, respectively, and amortization of discount and origination costs totaling $599,000 and $599,000, respectively, during the nine months ended September 30, 2001 and 2000. This was partially offset by a tax benefit of $5,668,000 and $5,234,000 during the nine months ended September 30, 2001 and 2000, respectively.

During the three months ended September 30, 2001 and 2000, the Company recognized $2,119,000 and $2,120,000, respectively, of net expenses related to the Convertible Trust Preferred Securities. This amount consisted of distributions to the holders totaling $3,809,000 and $4,208,000, respectively, and amortization of discount and origination costs totaling $200,000 and $199,000, respectively, during the three months ended September 30, 2001 and 2000. This was partially offset by a tax benefit of $1,890,000 and $1,889,000 during the three months ended September 30, 2001 and 2000, respectively.

During the nine months ended September 30, 2001, other revenues increased $2,602,000 to $8,111,000 from $5,509,000 in the same period of 2000. During the three months ended September 30, 2001, other revenues increased $2,762,000 to $3,839,000 from $1,077,000 in the same period of 2000. During the second quarter of 2000, Fund I commenced operations and during the second quarter of 2001, Fund II commenced operations. This increase in other revenue is due to increased revenue from the Funds (management and advisory income in addition to the return on investment in the funds) offset by a reduction in advisory and investment banking fees as the Company continues its transition from a "balance sheet" lender and real estate advisor to an investment manager.

Investment management and advisory fees from Funds managed has increased significantly since the closing of Fund II. The Company earned $2,270,000 of investment management fees from Fund II and $650,000 of advisory fees from Fund II GP in the third quarter of 2001. The Company earned $1,592,000 of investment management fees from Fund II in the second quarter of 2001. These additional fees account for the increase in investment management and advisory fees from Funds managed from 2000 to 2001.

For the three months ended September 30, 2001 and 2000, the Company had earned $554,000 and $678,000, respectively, on its equity investment in the Funds. The decrease in income in the third quarter of 2001 versus the same quarter of 2000 was due to Fund I suspending interest income recognition of one loan for the third quarter reducing net income of the fund by $907,000 which was partially offset by a higher level investments by the Funds. For the nine months ended September 30, 2001 and 2000, the Company had earned $2,422,000 and $899,000. The increase in income in 2001 versus 2000 was due primarily to the increased level of investment in the Funds offset by the previously discussed interest suspension.

General and administrative expenses decreased from $13,155,000 for the nine months ended September 30, 2000 to $11,766,000 for nine months ended September 30, 2001. In 2000, as the Company transitioned to its new investment management business, it incurred one-time expenses of $2.1 million that were included in general and administrative expenses. The Company employed an average of 27 employees during the nine months ended September 30, 2001 verses an average of 24 employees during the nine months ended September 30, 2000. The Company had 28 full-time employees and one part-time employee at September 30, 2001.

General and administrative expenses increased from $3,600,000 for the three months ended September 30, 2000 to $3,991,000 for three months ended September 30, 2001. This increase is primarily the result of an increase in the average staffing levels from year to year. The Company employed an average of 29 employees during the three months ended September 30, 2001 verses an average of 22 employees during the three months ended September 30, 2000.

The decrease in the provision for possible credit losses from $2,681,000 for the nine months ended September 30, 2000 to $748,000 for the nine months ended September 30, 2001 and from $839,000 for the three months ended September 30, 2000 to zero for the three months ended September 30, 2001 was due to the decrease in average earning assets as previously described. The Company did not add to the reserve for possible credit losses during the second or third quarter of 2001 as the Company believes that the reserve is adequate based on the existing loans and investments in the portfolio.

For the nine months ended September 30, 2001 and 2000, the Company accrued income tax expense of $11,986,000 and $12,966,000, respectively, for federal, state and local income taxes. For the three months ended September 30, 2001 and 2000, the Company accrued income tax expense of $4,479,000 and $4,362,000, respectively, for federal, state and local income taxes. The decrease (from 51.3% to 46.7% for the nine month period and from 49.0% to 47.1% for the three month period) in the effective tax rate was primarily due to higher levels of compensation in excess of deductible limits in the prior year.

The preferred stock dividend and dividend requirement arose in 1997 as a result of the Company's issuance of $33 million of shares of Class A Preferred Stock on July 15, 1997. Dividends accrued on these shares at a rate of 9.5% per annum on a per share price of $2.69. In the third quarter of 1999, 5,946,825 shares of Class A Preferred Stock were converted into an equal number of shares of Class A Common Stock thereby reducing the number of outstanding shares of Preferred Stock to 6,320,833 and the dividend requirement to $1,615,000 per annum. In 2001, the remaining shares of Preferred Stock were repurchased thereby eliminating the dividend requirement.


Liquidity and Capital Resources

At September 30, 2001, the Company had $7,826,000 in cash. The primary sources of liquidity for the Company for the remainder of 2001 will be cash on hand, cash generated from operations, principal and interest payments received on investments (including loan repayments and the return of capital from Fund I), and additional borrowings under its credit facilities. The Company believes these sources of capital will adequately meet future cash requirements. The Company expects that during the remainder of 2001 and 2002, it will use a significant amount of its available capital resources to satisfy its capital contributions required in connection with Fund II. In connection with the existing loan portfolio and investments held directly, the Company intends to employ leverage to enhance its return on equity.

The Company experienced a net decrease in cash of $3,562,000 for the nine months ended September 30, 2001, compared to the net decrease of $29,787,000 for the nine months ended September 30, 2000. The use of cash in the first three quarters of 2000 was primarily to reduce liabilities and make equity contributions to Fund I. Cash provided by operating activities during the nine months ended September 30, 2001 was $13,406,000, compared to

$8,510,000 during the same period of 2000. For the nine months ended September 30, 2001, cash used in investing activities was $46,031,000, compared to $126,065,000 provided by investing activities during the same period in 2000. This change was primarily due to the purchase of available-for sale securities in 2001. The Company utilized the cash received on loan repayments in both years to reduce borrowings under the credit facilities and entered into repurchase obligations to finance the purchase of available-for-sale securities which accounted for most of the $193,425,000 change in the net cash used in financing activities from $164,362,000 in the first three quarters of 2000 to the $29,063,000 of cash provided by financing activities in the same period of 2001.

At September 30, 2001, the Company has one outstanding note payable for $955,000, outstanding borrowings under the credit facilities of $115,065,000, outstanding borrowings on the term redeemable securities contract of
$136,119,000 and an outstanding repurchase obligation of $155,583,000. At September 30, 2001, the Company had $315,349,000 of borrowing capacity available under its credit facilities.

Impact of September 11, 2001

The terrorist attacks on The World Trade Centers in New York City, the Pentagon in Washington, D.C. and in Pennsylvania on September 11, 2001, have disrupted the U.S. Financial markets and have negatively impacted the U.S. economy in general. Any future terrorist attacks and the anticipation of any such attacks, or the consequences of the military or other response by the U.S. and its allies, may have a further adverse impact on the U.S. financial markets and the economy. It is not possible to predict the severity of the effect that such future events would have on the U.S. financial markets and economy.

Although it is too early to determine fully how this national tragedy will impact the Company, it is possible that the economic impact of the terrorist attacks will adversely affect the credit quality of some of the Company's loans and investments. Some of the Company's loans and investments are more susceptible to the adverse effects than others, such as the hotel loans, which experienced a significant reduction in occupancy rates following the attack. While the Company's asset base is diversified and the Company employs a variety of techniques to enhance the credit quality of the assets, such as dedicated cash reserves, letters of credit and guarantees, the Company may suffer losses as a result of the adverse impact of the attacks, or of future attacks and these losses may adversely impact the Company's financial performance. In addition, the instability of the U.S. economy may reduce the number of suitable investment opportunities available to Fund II and the pace at which its investments are made. A reduction in asset originations could adversely affect the Company's ability to grow earnings.

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

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates at September 30, 2001. For financial assets and debt obligations, the table presents cash flows to the expected maturity and weighted average interest rates based upon the current carrying values. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted-average variable rates are based on rates in effect as of the reporting date.


                                                                    Expected Maturity Dates
                                 --------------------------------------------------------------------------------------------------
                                   2001       2002          2003          2004          2005    Thereafter   Total       Fair Value
                                   ----       ----          ----          ----          ----    ----------   -----       ----------
Assets:                                                               (dollars in thousands)
Available-for-sale securities
   Fixed Rate                    $  1,603   $ 13,993      $ 24,646      $ 26,052      $ 20,514  $ 73,586     $160,394      $160,889
      Average interest rate         6.07%      6.07%         6.07%         6.07%         6.07%     6.07%        6.07%

CMBS
   Fixed Rate                       -       $196,874         -              -             -          -       $196,874      $180,130
      Average interest rate         -         11.83%          -             -             -          -         11.83%
   Variable Rate                    -          -          $ 36,509          -             -          -       $ 36,509     $ 34,984
      Average interest rate         -          -           11.55%           -             -          -         11.55%

Loans receivable
   Fixed Rate                       -          -             -              -             -     $ 89,934     $ 89,934     $ 92,677
      Average interest rate         -          -             -              -             -       11.65%       11.65%
   Variable Rate                 $70,920       -          $ 28,000          -         $ 66,375  $ 10,000     $175,295     $163,233
      Average interest rate        9.51%       -           9.71%            -           10.91%     9.12%       10.05%

Liabilities:
Credit Facilities
   Variable Rate                    -          -        $ 115,065           -             -          -       $115,065     $115,065
      Average interest rate         -          -           7.01%            -             -          -          7.01%

Term Redeemable Securities
  Contract
   Variable Rate                    -       $137,812         -              -             -          -       $137,812      $136,119
      Average interest rate         -          6.09%         -              -             -          -          6.09%

Repurchase obligations
   Variable Rate                 $155,583      -             -              -             -          -       $155,643      $155,583
      Average interest rate         3.10%      -             -              -             -          -          3.10%

Convertible Trust Preferred
  Securities
   Fixed Rate                       -          -             -              -             -      $150,000    $150,000     $147,741
      Average interest rate         -          -             -              -             -        10.86%      10.86%

Interest rate swaps                 -       $137,812      $ 18,838          -             -      $ 48,375    $205,025     $(17,832)
     Average fixed pay rate         -          6.05%         6.04%          -             -         6.06%       6.02%
     Average variable receive
      rate                          -          2.61%         3.58%          -             -         3.58%       2.93%



                           PART II. OTHER INFORMATION

ITEM 1:         Legal Proceedings

                               None


ITEM 2:         Changes in Securities

      On April 9, 2001, May 29, 2001 and August 7, 2001, the Company issued warrants to purchase 3,015,600, 236,233 and 1,026,634 shares of its Class A Common Stock, respectively to affiliates of Citigroup Investments Inc. ("Citigroup"). The warrants, which are immediately exercisable at $5.00 per share, were issued pursuant to the Company's venture agreement with Citigroup upon the closings of mezzanine investment funds co-sponsored by the parties. The warrants were issued in private transactions to accredited investors exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.


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

       10.2 Amended and Restated CMBS Loan Agreement, dated as of July 9, 2001, between Capital Trust, Inc. and Morgan Stanley & Co. International Limited.

       10.3 Amendment to employment agreement by and between Capital Trust, Inc. and Stephen D. Plavin, dated as of May 7, 2001.





      (b)    Reports on Form 8-K

      During the fiscal quarter ended September 30, 2001, the Company filed the following Current Reports on Form 8-K:

                               None

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     CAPITAL TRUST, INC.



      November 14, 2001                              /s/ John R. Klopp
      -----------------                              -----------------
      Date                                           John R. Klopp
                                                     Chief Executive Officer

                                                     /s/ Edward L Shugrue III
                                                     ------------------------
                                                     Edward L. Shugrue III
                                                     Managing Director and
                                                     Chief Financial Officer

                               CMBS LOAN AGREEMENT

                              FOR A CREDIT FACILITY

                         IN AN AMOUNT UP TO $225,000,000



                            Dated as of July 16, 2001

                           CTMP II FUNDING CORP. (MS)

                                   as Borrower

                                       and

                   MORGAN STANLEY & CO. INTERNATIONAL LIMITED

                                    as Lender

                               CMBS LOAN AGREEMENT

           CMBS LOAN AGREEMENT, dated as of July 16, 2001, between CTMP II FUNDING CORP. (MS), a company incorporated under the laws of the Cayman Islands ("Initial Borrower"), and MORGAN STANLEY & CO. INTERNATIONAL LIMITED ("Lender").


                                    RECITALS

           Initial Borrower has requested that Lender from time to time make revolving credit loans to it to finance certain commercial mortgage-backed securities owned by Initial Borrower and certain Wholly Owned Subsidiaries, and Lender is prepared to make such loans upon the terms and conditions hereof. In addition, Initial Borrower has requested that Morgan Stanley Dean Witter Mortgage Capital Inc. ("MSDWMC") from time to time make revolving credit loans to it to finance certain Mortgage Loans, Mezzanine Loans, Equity Interests and other approved collateral owned by Initial Borrower and certain Wholly-Owned Subsidiaries and MSDWMC has agreed to make such loans pursuant to the terms and conditions of that certain Master Loan and Security Agreement dated as of July 19, 2001 but effective as of July 19, 2001 and effective as of July 16, 2001 (as amended, supplemented, or otherwise modified and in effect from time to time, the "Conduit Loan Agreement").

           Accordingly, the parties hereto agree as follows:

           Section 1. Definitions and Accounting Matters.

           1.01. Certain Defined Terms As used herein, the following terms shall have the following meanings (all terms defined in this Section 1.01 or in other provisions of this Loan Agreement in the singular will have the same meanings when used in the plural and vice versa):

           "Advance Rate" means, for any item of Eligible Collateral, the ratio, expressed as a percentage, set forth opposite the collateral type in the chart provided in the definition of Eurodollar Rate Spread or as otherwise defined or limited herein.

           "Affiliate" shall mean (i) with respect to Lender, any entity which controls, is controlled by, or is under common control with Lender, and (ii) with respect to Borrower, any affiliate of Borrower as such term is defined in the Bankruptcy Code.

           "Additional   Borrower"   has  the   meaning   provided   in  Section
2.03(a)(iii) hereof.

           "Affiliate Credit Facility" shall mean any one or more agreements between Lender, or an Affiliate of Lender, and Affiliates of Borrower (including, without limitation, that certain (i) Amended and Restated Master Loan Security and Agreement dated as of February 8, 2001 between Capital Trust, Inc. and MSDWMC as amended pursuant to that certain First Amendment to Amended and Restated Master Loan and Security Agreement dated as of July 16, 2001, (ii) that certain Amended and Restated CMBS Loan Agreement, dated as of February 8, 2001 between Capital Trust and Lender as amended pursuant to that certain First Amendment to Amended and Restated Master Loan and Security Agreement dated as of July 16, 2001, (iii) Master Loan and Security Agreement dated as of September 19, 2000 between CT Mezzanine Partners I LLC and Lender as amended pursuant to that certain First Amendment to Master Loan and Security Agreement dated as of December 29, 2000 and as further amended pursuant to that certain Second Amendment to Master Loan and Security Agreement dated as of February 8, 2001 and as further amended pursuant to that certain Third Amendment to Master Loan and Security Agreement dated as of July 16, 2001, and (iv) CMBS Loan Agreement dated as of September 19, 2000 between CT Mezzanine Partners I LLC as amended pursuant to that certain First Amendment to CMBS Loan Agreement dated as of February 8, 2001 and as further amended pursuant that certain Second Amendment to CMBS Loan Agreement dated as of July 16, 2001), pursuant to which such Affiliate of Borrower shall incur Indebtedness to Lender, or such Affiliate of Lender and including, without limitation, any other loan agreement or repurchase agreement between Lender, or an Affiliate of Lender, and an Affiliate of Borrower.

           "Aggregate   Imbedded  First  Mortgage   Component"  shall  mean  the
aggregate of each Imbedded First Mortgage Component as of the date of such calculation.

           "Amortization Period" shall mean, if the Termination Date shall be extended in accordance with the terms hereof, the period from and after the First Anniversary, but not including, the date that is nine (9) months after the First Anniversary.

           "Appraisal" means an appraisal of any Property prepared by a licensed appraiser listed on Schedule 3 attached hereto, as such schedule may be amended from time to time by Borrower or Lender upon approval by Lender in its reasonable discretion, in accordance with the Uniform Standards of Professional Appraisal Practice of the Appraisal Foundation, in compliance with the requirements of Title 11 of the Financial Institution Reform, Recovery and Enforcement Act and utilizing customary valuation methods such as the income, sales/market or cost approaches, as any of the same may be updated by recertification from time to time by the appraiser performing such Appraisal.

           "Asset-Specific Loan Balance" means a portion of the Loan allocable to each item of the Eligible Collateral. Such portion initially consists of the sum of all advances of the Loan made on account of such Eligible Collateral, without subtracting from such advances the Drawdown Fee, Lender's Transaction Costs and other advance costs and fees to the extent borrowed by Borrower hereunder. Wherever this Loan Agreement states that principal payments on account of the Loan are to be allocated or applied to or against the Asset-Specific Loan Balance of a specific item of Eligible Collateral, the Asset-Specific Loan Balance of such item of Eligible Collateral shall be deemed reduced accordingly by the amount of the principal payments so applied.

           "Asset Value" shall mean, as of any date in respect of an item of Eligible Collateral, the price at which such Eligible Collateral could readily be sold as determined in the sole good faith of Lender, which price may be determined to be zero. Lender's determination of Asset Value, which may be made at any time and from time to time, shall be conclusive upon the parties. Whenever an Asset Value determination is required under this Loan Agreement, Borrower shall cooperate with Lender in its determination of the Asset Value of each item of Eligible Collateral (including, without limitation, providing all information and documentation in the possession of Borrower regarding such item of Eligible Collateral or otherwise required by Lender in its sole good faith business discretion).

           "Bailee" shall mean Paul, Hastings, Janofsky & Walker LLP or such other third party as Lender may approve.

           "Bailee Agreement" shall mean the Bailee Agreement among Borrower, Lender and Bailee in the form of Exhibit F hereto.

           "Bailee's Trust Receipt and Certification" shall mean a Trust Receipt and Certification in the form annexed to the Bailee Agreement as Attachment 2.

           "Bankruptcy Code" shall mean the United States Bankruptcy Code of 1978, as amended from time to time.

           "Base Rate" means, as determined by Lender on a daily basis, the higher of (a) the rate per annum established by The Chase Manhattan Bank from time to time as its "Prime" Rate or "reference" rate (which Borrower acknowledges is not necessarily such bank's lowest rate) and (b) one-half percentage point (0.5%) (50 basis points) over the Federal Funds Rate, as determined by Lender in its sole discretion.

           "Borrower"  shall  mean  the  Initial  Borrower   together  with  any
Additional Borrower, to the extent applicable.

           "Borrower   By-Laws"  shall  mean  the  Memorandum  and  Articles  of
Association  of  Borrower   adopted  on   incorporation   thereof,   as  amended
supplemented or replaced from time to time with the approval of Lender.

           "Borrowing Base" shall mean the aggregate Collateral Value of all Eligible Collateral pledged to secure the amounts from time to time outstanding under this Loan Agreement.

           "Borrowing  Base  Deficiency"  shall  have the  meaning  provided  in
Section 2.04 hereof.

           "Business Day" shall mean any day other than (i) a Saturday or Sunday or (ii) a day on which the New York Stock Exchange, the Federal Reserve Bank of New York or Custodian is authorized or obligated by law or executive order to be closed.

           "Capital Lease Obligations" shall mean, for any Person, all obligations of such Person to pay rent or other amounts under a lease of (or other agreement conveying the right to use) Property to the extent such obligations are required to be classified and accounted for as a capital lease on a balance sheet of such Person under GAAP, and, for purposes of this Loan Agreement, the amount of such obligations shall be the capitalized amount thereof, determined in accordance with GAAP.

           "CIG" shall mean Citigroup Investments Inc., a Delaware corporation, an Affiliate of Citigroup Inc.

           "CMBS" shall mean, in the singular or plural as the context requires, securities backed by mortgages and other liens on commercial real estate and related collateral or by securities, interests or other obligations backed directly or indirectly by such mortgages.

           "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

           "Collateral" shall have the meaning provided in Section 4.01(b) hereof.

           "Collateral Assignment" shall mean all documents pursuant to which Borrower shall have collaterally assigned all of its right, title and interest in, to and under an item of Collateral to secure a Loan made hereunder.

           "Collateral Documents" shall mean with respect to any Collateral Loan, Equity Interest, or Other Approved Collateral, the documents comprising the Collateral File for such item of Collateral.

           "Collateral File" shall mean, as to each item of Collateral, those documents set forth in a schedule to be delivered by Lender to Custodian and which are delivered to the Custodian pursuant to the terms of this Loan
Agreement or the Custodial Agreement including, without limitation, all documents required by Lender to grant and perfect a first priority security interest in such item of Collateral.

           "Collateral Loan" shall mean, as applicable, a Mortgage Loan or a Mezzanine Loan.

           "Collateral Obligor" shall mean any obligor under any Collateral Loan, any issuer of any security comprising any portion of the Collateral and any entity in which an Equity Interest comprises any portion of the Collateral.

           "Collateral Report" shall mean the collateral schedule and exception report prepared by Custodian pursuant to the Custodial Agreement.

           "Collateral Schedule" shall mean a list of Eligible Collateral to be pledged pursuant to this Loan Agreement, attached to a Custodial Identification Certificate setting forth, as to each item of

Eligible Collateral, the applicable information for such Collateral Type specified on Annex 1 to the Custodial Agreement.

           "Collateral Type" shall mean CMBS and Other Approved Collateral.

           "Collateral Value" shall mean, with respect to each item of Eligible Collateral, the Asset Value of such Eligible Collateral multiplied by the applicable Advance Rate set forth in the definition of "Eurodollar Rate Spread" set forth herein or as otherwise defined or limited herein; provided, that, the Collateral Value shall be deemed to be zero or such greater amount as determined by Lender in respect of each item of Eligible Collateral (1) in respect of which there is a breach of a representation or warranty by a Collateral Obligor, (2) in respect of which there is a delinquency in the payment of principal and/or interest which continues for a period in excess of 30 days (such period to include any applicable grace periods) unless otherwise approved by Lender, or
(3) which has been released from the possession of Custodian under the Custodial Agreement to Borrower for a period in excess of 14 days.

           "Collection Account" shall mean one or more accounts established by the Servicer subject to a security interest in favor of Lender, into which all Collections shall be deposited by the Servicer.

           "Collections" shall mean, collectively, all collections and proceeds on or in respect of the Collateral, excluding collections required to be paid to the Servicer or a borrower on the Collateral.

           "Conduit Loan" shall mean a Mortgage Loan, secured by a first mortgage on a real property, that in Lender's determination, satisfies the following criteria: (i) principal balance not exceeding $40,000,000.00; (ii) interest at a fixed rate with prepayment protection satisfactory to Lender;
(iii) single-asset, bankruptcy remote property owner complying with all nationally recognized statistical rating agency requirements; (iv) no subordinate financing and mortgage and organizational documents prohibiting subordinate financing or unsecured financing not otherwise subject to intercreditor agreements satisfactory to rating agencies; (v) debt service coverage ratio (as determined by Lender in its sole discretion) of not less than 1.25:1 or such higher debt service coverage ratio as may be required by rating agencies; (vi) not having any characteristics that would impair the rating of any securities issued pursuant to a securitization that included a substantial component of mortgages similar to such mortgage; and (vii) in full compliance with such other "conduit" underwriting and structuring requirements as Lender shall establish from time to time.

           "Control" shall mean possession of the power, directly or indirectly, to (a) vote more than fifty percent (50%) of the voting securities having ordinary power for the election of directors of an entity, or (b) direct or cause the direction of the management and policies of such entity, whether by contract or otherwise.

           "CT-F2" shall mean CT-F2-GP, LLC, a Delaware limited liability company and a member of the general partner of CT Mezz II.

           "CT Mezz II" shall mean CT Mezzanine Partners II LP, a Delaware limited partnership, the sole shareholder of CTMP II.

           "CTMP II" shall mean CTMP II Funding Corp., a company incorporated under the laws of the Cayman Islands, the sole shareholder of Borrower.

           "CTI" shall mean Capital Trust, Inc., a Maryland corporation and the sole member of CT-F2.

           "CTIMCO" shall mean CT Investment Management Co., LLC, a Delaware limited liability company and the investment manager of Borrower pursuant to the Investment Management Agreement.

           "Custodial Agreement" shall mean the Custodial Agreement, dated as of the date hereof, among Borrower, Custodian and Lender, substantially in the form of Exhibit B hereto, as the same shall be modified and supplemented and in effect from time to time.

           "Custodial Identification Certificate" shall mean the certificate executed by Borrower in connection with the pledge of Eligible Collateral to Lender in the form of Annex 3 to the Custodial Agreement.

           "Custodian" shall mean Bankers Trust Company as custodian under the Custodial Agreement, and its successors and permitted assigns thereunder.

           "Default" shall mean an Event of Default or an event that with notice or lapse of time or both would become an Event of Default.

           "Diligence Materials" means the Preliminary Due Diligence Package together with the materials requested in the Supplemental Due Diligence List.

           "Direct Mortgage" means a recorded mortgage or deed of trust in favor of Lender on real property.

           "Dollars" and "$" shall mean lawful money of the United States of America.

           "Drawdown Fee" shall mean, for each Loan with respect to any particular item of Eligible Collateral, an amount equal to the product of 0.25% and the principal amount of such Loan; provided, however, that (a) the Drawdown Fee shall be equal to zero to the extent that such Loan is to be made with respect to a Conduit Loan as Collateral and (b) with respect to any other such item of Eligible Collateral, borrowings which are repaid and subsequently reborrowed will not be charged a subsequent Drawdown Fee.

           "Due Diligence Review" shall mean the performance by Lender of any or all of the reviews permitted under Section 11.15 hereof with respect to any or all of the Collateral, as desired by Lender from time to time.

           "Effective Date" shall mean the date upon which the conditions precedent set forth in Section 5.01 shall have been satisfied.

           "Eligible Collateral" shall mean CMBS and Other Approved Collateral as to which the representations and warranties in Section 6.09 hereof are correct.

           "Equity Interest" shall mean any interest in a Person constituting a share of stock or a partnership or membership interest or other right or interest in a Person not characterized as indebtedness under GAAP (including, without limitation, a preferred equity interest).

           "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time.

           "ERISA Affiliate" shall mean any corporation or trade or business that is a member of any group of organizations (i) described in Section 414(b) or (c) of the Code of which Borrower is a member and (ii) solely for purposes of potential liability under Section 302(c)(11) of ERISA and Section 412(c)(11) of the Code and the lien created under Section 302(f) of ERISA and Section 412(n) of the Code, described in Section 414(m) or (o) of the Code of which Borrower is a member.

           "Eurocurrency Reserve Requirements" shall mean, for any day as applied to a Loan, the aggregate (without duplication) of the rates (expressed as a decimal fraction) of reserve requirements in effect on such day (including without limitation basic, supplemental, marginal and emergency reserves under any regulations of the Board of Governors of the Federal Reserve System or other Governmental

Authority having jurisdiction with respect thereto), dealing with reserve requirements prescribed for eurocurrency funding (currently referred to as "Eurocurrency Liabilities" in Regulation D of such Board) maintained by a member bank of such Governmental Authority.

           "Eurodollar Base Rate" shall mean, with respect to any Eurodollar Contract Period, the rate per annum equal to the rate appearing at page 3750 of the Telerate Screen as 30 day LIBOR on such date, and if such rate shall not be so quoted, the rate per annum at which Lender is offered Dollar deposits at or about 10:00 a.m., New York City time, on such date by prime banks in the interbank eurodollar market where the eurodollar and foreign currency exchange operations in respect of its Loans are then being conducted for delivery on such day for a period of 30 days and in an amount comparable to the amount of the Loans to be outstanding on such day.

           "Eurodollar Contract Period" means, with respect to each Loan, an interest rate contract period which shall commence on the first Business Day of each calendar month during the term of this Agreement and which shall terminate on the day that immediately precedes the first Business Day of the following month; provided, that: (a) Eurodollar quotations for the period requested are reasonably available to Lender in the Eurodollar market for such Eurodollar Contract Period; (b) in no event shall a Eurodollar Contract Period extend beyond the Termination Date; and (c) the initial Eurodollar Contract Period with respect to each Asset-Specific Loan Balance shall commence on the related Funding Date and shall terminate on the day that immediately precedes the first Business Day of the following month.

           "Eurodollar Rate" shall mean, with respect to each day a Loan is outstanding, a rate per annum determined by Lender in its sole discretion in accordance with the following formula (rounded upwards to the nearest 1/100th of one percent), which rate as determined by Lender shall be conclusive absent manifest error by Lender:

                              Eurodollar Base Rate
                         1.00 minus Eurocurrency Reserve
                                  Requirements

           "Eurodollar Rate Spread" means (A) as to each Advance Rate the applicable Eurodollar Rate Spread set forth below opposite such Advance Rate for the applicable Collateral type, or such other Eurodollar Rate Spread as may be mutually agreed to by Borrower and Lender:

-----------------------------------------------------------------------------------------------------------
                                                                                Eurodollar Rate Spread
                                                                           (expressed as percentage points
Collateral Type                                       Advance Rate           per annum and as basis points)
-----------------------------------------------------------------------------------------------------------
Conduit Loan                                                  90%                 1.25%               125bp
-----------------------------------------------------------------------------------------------------------
Non-Conduit Loans (limited to 90% LTV maximum)
      First Mortgage (75% LTV maximum)                        85%                 1.75%               175bp

-----------------------------------------------------------------------------------------------------------
      Subordinate Mortgage Loans, Mezzanine
      Loans, CMBS and Equity Interests*
                                                              70%                 2.25%               225bp
-----------------------------------------------------------------------------------------------------------

* Solely for illustrative purposes, Borrower and Lender agree that the following example of a transaction illustrates their intent: with respect to an item of Collateral that is a First Mortgage Loan for which the appraised value of the underlying real property is $100,000,000, on which a first Mortgage Loan has been made in the aggregate amount of $80,000,000, with Lender advancing hereunder 85% of a 75% LTV ($63,750,000), plus 70% of the remaining 5% LTV (70% of $15,000,000 equals
      $3,500,000), the aggregate loans from Lender to Borrower would equal $67,250,000, resulting in a 84.06% underlying loan-to-loan value. In addition, Lender will finance non-conduit loans originated by Borrower with an aggregate underlying LTV up to 90% and above 90% on a case-by-case basis. The Eurodollar Rate Spread may exceed the levels set forth above on loans with underlying LTVs in excess of 90%.

and (B) notwithstanding anything set forth in clause (A) to the contrary, in the event the Termination Date shall be extended pursuant to the terms hereof, for the period from and after the First Anniversary to, and including, the date the Loans are repaid in full, as to each Advance Rate the sum of (x) the applicable Eurodollar Rate Spread set forth opposite such Advance Rate for the applicable Collateral type in clause (A) above, plus (y) .25 percent, or 25 basis points, per annum.

           "Eurodollar Substitute Rate" means a rate of interest equal to (a) the Base Rate minus (b) Two and eighty-five hundredths percent (2.85%) per annum (285 basis points).

           "Event of Default" shall have the meaning provided in Section 8 hereof.

           "Federal Funds Rate" shall mean, for any day, the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, as published on the next succeeding Business Day by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for the day of such transactions received by Lender from three federal funds brokers of recognized standing selected by Lender.

           "First Anniversary" shall mean the date that is the first anniversary of the date hereof.

           "First Mortgage Exclusion" shall mean 87% of the Aggregate Imbedded First Mortgage Component.

           "Funding Costs" shall mean, collectively, the actual costs to Lender of breaking a Eurodollar contract (or costs that would have been incurred if Lender had entered into and broken a Eurodollar contract for a Eurodollar Contract Period as requested by Borrower) prior to the expiration of the Eurodollar Contract Period applicable thereto in connection with (a) any prepayment (whether voluntary or involuntary) of all or any portion of an Asset-Specific Loan Balance or other principal repayments required or permitted under the Security Documents, that is made at any time other than at the expiration of the related Eurodollar Contract Period, (b) any voluntary or involuntary acceleration of the Termination Date, such that the Termination Date occurs on any date that is not the expiration date of the Eurodollar Contract Period with respect to any Asset-Specific Loan Balance, and (c) any other set of circumstances not attributable solely to Lender's acts. Subject to the foregoing, Funding Costs shall not include any diminution in yield suffered by Lender upon re-lending or re-investing the principal of the Loan after any prepayment of the Loan.

           "Funding Date" shall mean the date on which a Loan is made hereunder.

           "GAAP"   shall  mean   generally   accepted   accounting   principles
consistently applied as in effect from time to time in the United States.

           "Governmental Authority" shall mean any nation or government, any state or other political subdivision thereof, any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government and any court or arbitrator having jurisdiction over any obligor on any underlying loan, Borrower, any of its Subsidiaries or any of its properties.

           "GREMII"   shall  mean  Travelers   General  Real  Estate   Mezzanine
Investments II, LLC, a Delaware limited liability company and a member of the general partner of CT Mezz II.

           "Guarantee" shall mean, as to any Person, any obligation of such Person directly or indirectly guaranteeing any Indebtedness of any other Person or in any manner providing for the payment of any Indebtedness of any other
Person or otherwise protecting the holder of such Indebtedness against loss (whether by virtue of partnership arrangements, by agreement to keep-well, to purchase assets, goods, securities or services, or to take-or-pay or otherwise); provided that the term "Guarantee" shall not include (i) endorsements for collection or deposit in the ordinary course of business, or (ii) obligations to make servicing advances for delinquent taxes and insurance or other obligations in respect of a Mortgaged Property, to the extent required by Lender. The amount of any Guarantee of a Person shall be deemed to be an amount equal to the stated or determinable amount of the primary obligation in respect of which such Guarantee is made or, if not stated or determinable, the maximum reasonably anticipated liability in respect thereof as determined by such Person in good faith. The terms "Guarantee" and "Guaranteed" used as verbs shall have correlative meanings.

           "Imbedded First Mortgage Component" shall mean 75% of the Asset Value of the Eligible Collateral pledged to Lender in connection with each Loan as of the date of such calculation, which calculation shall be made on an individual Loan by Loan basis.

           "Initial Borrower" has the meaning set forth in the heading hereto.

           "Indebtedness" shall mean, for any Person: (a) obligations created, issued or incurred by such Person for borrowed money (whether by loan, the issuance and sale of debt securities or the sale of Property to another Person subject to an understanding or agreement, contingent or otherwise, to repurchase such Property from such Person); (b) obligations of such Person to pay the deferred purchase or acquisition price of Property or services, other than trade accounts payable (other than for borrowed money) arising, and accrued expenses incurred, in the ordinary course of business so long as such trade accounts payable are payable within 90 days of the date the respective goods are delivered or the respective services are rendered; (c) Indebtedness of others secured by a Lien on the Property of such Person, whether or not the respective Indebtedness so secured has been assumed by such Person; (d) obligations (contingent or otherwise) of such Person in respect of letters of credit or similar instruments issued or accepted by banks and other financial institutions for account of such Person; (e) Capital Lease Obligations of such Person; (f) obligations of such Person under repurchase agreements or like arrangements; (g) Indebtedness of others Guaranteed by such Person; (h) all obligations of such Person incurred in connection with the acquisition or carrying of fixed assets by such Person; and (i) Indebtedness of general partnerships of which such Person is a general partner.

           "Interest Rate Protection Agreement" shall mean, with respect to any or all of the Mortgage Loans and Mezzanine Loans, any short sale of US Treasury Securities, or futures contract, or mortgage related security, or Eurodollar futures contract, or options related contract, or interest rate swap, cap or collar agreement or similar arrangements providing for protection against fluctuations in interest rates or the exchange of nominal interest obligations, either generally or under specific contingencies, entered into by any obligor on any underlying loan or Borrower (specifically with respect to such items of Collateral) and acceptable to Lender.

           "Investment Management Agreement" shall mean that certain Fund II Investment Management Agreement dated as of April 9, 2001 between CTIMCO and Initial Borrower, as may be amended from time to time with the approval of Lender.

           "Lender" shall have the meaning provided in the heading hereto.

           "Lien" shall mean any mortgage, lien, pledge, charge, encumbrance, security interest or adverse claim.

           "Loan" and "Loans" shall have the meanings provided in Section 2.01(a) hereof.

           "Loan Agreement" shall mean this CMBS Loan Agreement, as the same may be amended, supplemented or otherwise modified from time to time.

           "Loan Documents" shall mean, collectively, this Loan Agreement, the Supplemental Terms and Conditions (Rule 15a-6 Annex), the Note, The Parent Guaranty and the Custodial Agreement.

           "LTV" shall mean, as to any Eligible Collateral, the ratio that (x) the aggregate outstanding principal balances of all loans (including Loans hereunder) and preferred equity interests secured in whole or in part by real property or direct or indirect beneficial interests therein relating to such Eligible Collateral bears to (y) the value, determined by an Appraisal reasonably acceptable to Lender, of the real property (together with all applicable appurtenant interests and subject to all applicable liens, encumbrances and tenancies), or direct or indirect beneficial interests which form the basis of such Eligible Collateral.

           "Material Adverse Effect" shall mean a material adverse effect on (a) the Property, business, operations, financial condition or prospects of Borrower taken as a whole, (b) the ability of Borrower to perform its obligations under any of the Loan Documents to which it is a party, (c) the validity or enforceability of any of the Loan Documents, (d) the rights and remedies of Lender under any of the Loan Documents, (e) the timely payment of the principal of or interest on the Loans or other amounts payable in connection therewith or
(f) the aggregate value of the Collateral.



           "Maximum Advance Rate" shall mean, as to any item of Eligible Collateral, the maximum Advance Rate that shall be determined by Lender in Lender's sole and absolute discretion; provided, that, with respect to the specific categories of Eligible Collateral referred to in the definition of Eurodollar Rate Spread, the Maximum Advance Rate shall not exceed the respective Advance Rates set forth in such definition.

           "Maximum Credit" shall mean Two Hundred Twenty-Five Million Dollars ($225,000,000.00) or such increased or decreased amount as may be permitted, or otherwise required, pursuant to Section 2.02 (a).

           "Mezzanine Loan" shall mean a loan secured by a pledge of Equity Interests in one or more entities holding direct or indirect beneficial interests in an entity owning (or having a ground lease interest in) a commercial or multi-family residential property, preferred equity interests or a second mortgage.

           "Monthly Statement" shall mean, for each calendar month during which this Loan Agreement shall be in effect, Borrower's reconciliation in arrears of beginning balances, interest, principal, paid-to-date and ending balances for each asset constituting the Collateral, together with (a) an Officer's
Certificate with respect to all Collateral pledged to Lender as at the end of such month, (b) a written report of any developments or events that are reasonably likely to have a Material Adverse Effect, (c) a written report of any and all written modifications to any documents underlying any items of Collateral and (d) such other internally prepared reports as mutually agreed by Borrower and Lender which reconciliation, Officer's Certificate and reports shall be delivered to Lender for each calendar month during the term of this Loan Agreement within ten (10) days following the end of each such calendar month.

           "Mortgage" shall mean the mortgage, deed of trust or other instrument securing a Mortgage Note, which creates a valid lien on the fee or leasehold interest in real property securing the Mortgage Note and the assignment of rents and leases related thereto.

           "Mortgage Loan" shall mean a mortgage loan (including, without limitation, a Conduit Loan) which Custodian has been instructed to hold for Lender pursuant to the Custodial Agreement, and which Mortgage Loan includes, without limitation, (i) the indebtedness evidenced by a Mortgage Note and secured by a related Mortgage and (ii) all right, title and interest of Borrower in and to the Mortgaged Property covered by such Mortgage.

           "Mortgage Note" shall mean the original executed promissory note or other evidence of the indebtedness of a mortgagor with respect to a Mortgage Loan.

           "Mortgaged Property" shall mean the real property (including all improvements, buildings, fixtures, building equipment and personal property thereon and all additions, alterations and replacements made at any time with respect to the foregoing) and all other Collateral securing repayment of the debt evidenced by a Mortgage Note.

           "MS & Co." shall mean Morgan Stanley & Co. Incorporated, a registered broker-dealer.

           "MSDWMC" shall mean Morgan Stanley Dean Witter Mortgage Capital Inc., formerly known as Morgan Stanley Mortgage Capital Inc.

           "MS Indebtedness" shall mean all Indebtedness from time to time owed by Borrower to Lender or any Affiliate of Lender including, without limitation, under this Loan Agreement, the Conduit Loan Agreement, or any repurchase or other agreement between Lender, or an Affiliate of Lender, and Borrower.

           "Multiemployer Plan" shall mean a multiemployer plan defined as such in Section 3(37) of ERISA to which contributions have been or are required to be made by Borrower or any ERISA Affiliate and that is covered by Title IV of ERISA.

           "'Non-Table' Funded Eligible Collateral" shall mean the items of Eligible Collateral as described in Section 2.03(e) of this Loan Agreement.

           "Note" shall mean the promissory note provided for by Section 2.02(a) hereof for Loans and any promissory note delivered in substitution or exchange therefor, in each case as the same shall be modified, amended, supplemented or extended and in effect from time to time.

           "Officer's Certificate" shall mean the certificate of a Responsible Officer as set forth in Section 5.02(b) hereof.

           "Other Approved Collateral" shall mean such other Property of Borrower as Lender shall accept as Collateral for the Loans.

           "Parent Guaranty" shall mean that certain Parent Guaranty dated of even date herewith executed by the CT Mezz II for the benefit of Lender.

           "Payment Date" shall mean, with respect to each Loan, the first Business Day of each calendar month following the related Funding Date.

           "PBGC" shall mean the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

           "Person" shall mean any individual, corporation, company, voluntary association, partnership, joint venture, limited liability company, trust, unincorporated association or government (or any agency, instrumentality or political subdivision thereof).

           "Plan" shall mean an employee benefit or other plan established or maintained by Borrower or any ERISA Affiliate during the five-year period ended immediately before the date of this Loan Agreement or to which Borrower or any ERISA Affiliate makes, is obligated to make or has, within the five-year period before the date of this Loan Agreement, been required to make contributions and that is covered Title IV of ERISA or Section 302 of ERISA or Section 412 of the Code, other than a Multiemployer Plan.

           "Post-Default Rate" shall mean, in respect of any principal of any Loan or any other amount under this Loan Agreement, the Note or any other Loan Document that is not paid when due to Lender (whether at stated maturity, by acceleration, by optional or mandatory prepayment or otherwise), a rate per annum during the period from and including the due date to but excluding the date on which such amount is paid in full equal to 4% per annum plus the Base Rate.

           "Preliminary Due Diligence Package" means with respect to any proposed Collateral, the following due diligence information relating to such proposed Collateral to be provided by Borrower to Lender pursuant to this Loan
Agreement:

           (i) a summary memorandum outlining the proposed transaction, including potential transaction benefits and all material underwriting risks, all Underwriting Issues and all other characteristics of the proposed transaction that a prudent lender would consider material;

           (ii) current rent roll, if applicable;

           (iii) cash flow pro forma, plus historical information, if available;

           (iv) description of the property (real property, pledged loan or other Collateral);

           (v) indicative debt service coverage ratios;

           (vi) indicative loan-to-value ratio;

           (vii) Borrower's or any affiliate's relationship with its potential underlying borrower or any affiliate;

           (viii)  if  applicable,   Phase  I  environmental  report  (including
asbestos and lead paint report);

           (ix) if applicable, engineering and structural reports;

           (x) third party reports, to the extent available and applicable, including:

               (a) current Appraisal;

               (b)  Phase  II  or  other  follow-up   environmental   report  if
recommended in Phase I;

               (c) seismic reports; and

               (d) operations and maintenance plan with respect to asbestos containing materials;

           (xi) analyses and reports with respect to such other matters concerning the Collateral as Lender may in its sole discretion require;

           (xii) documents comprising such Collateral, or current drafts thereof, including, without limitation, underlying debt and security documents, guaranties, underlying borrower's organizational documents, warrant agreements, and loan and collateral pledge agreements, as applicable; and

           (xiii)  a  list  that  specifically  and  expressly   identifies  any
Collateral Documents that relate to such Collateral but are not in Borrower's possession.

           "Property" shall mean any right or interest in or to property of any kind whatsoever, whether real, personal or mixed and whether tangible or intangible.

           "Regulations T, U and X" shall mean Regulations T, U and X of the Board of Governors of the Federal Reserve System (or any successor), as the same may be modified and supplemented and in effect from time to time.

           "Responsible Officer" shall mean, as to any Person, the chief executive officer, any vice chairman and the chief financial officer of such Person or, for the purpose of executing certificates, the president, the vice president and counsel responsible therefor.

           "Secured Obligations" shall have the meaning provided in Section 4.01(a) hereof.

           "Security Documents" means this Loan Agreement, the Note, and all other agreements, instruments, certificates and documents delivered by or on behalf of Borrower to evidence or secure the Loan(s) or otherwise in satisfaction of the requirements of this Loan Agreement, or the other documents listed above as same may be amended or modified from time to time.

           "Servicer" shall have the meaning provided in Section 11.14(c) hereof.

           "Servicing Agreement" shall have the meaning provided in Section 11.14(c) hereof.

           "Servicing Records" shall have the meaning provided in Section 11.14(b) hereof.

           "Subsidiary" shall mean, with respect to any Person, any corporation, partnership or other entity of which at least a majority of the securities or other ownership interests having by the terms thereof ordinary voting power to elect a majority of the board of directors or other persons performing similar functions of such corporation, partnership or other entity (irrespective of whether or not at the time securities or other ownership interests of any other class or classes of such corporation, partnership or other entity shall have or might have voting power by reason of the happening of any contingency) is at the time directly or indirectly owned or controlled by such Person or one or more Subsidiaries of such Person or by such Person and one or more Subsidiaries of such Person.

           "Supplemental Due Diligence List" means, with respect to any proposed Collateral, information or deliveries concerning such proposed Collateral, such items that Lender shall request in addition to the Preliminary Due Diligence Package including, without limitation, a credit approval memorandum representing the final terms of the underlying transaction, a final LTV ratio computation and a final debt service coverage ratio computation for such proposed Collateral.

           "'Table Funded' Eligible Collateral" shall mean the items of Eligible Collateral as described in Section 2.03(e) of this Loan Agreement.

           "Termination Date" shall mean the First Anniversary or such earlier date on which this Loan Agreement shall terminate in accordance with the provisions hereof or by operation of law; provided, however, that in the event that (i) this Agreement shall not have been earlier terminated and (ii) no Default shall have occurred and be continuing on the First Anniversary, the Termination Date shall be automatically extended to the date that is nine (9) months after the First Anniversary.

           "Title Insurance Policy" shall mean, with respect to any real property underlying a Collateral Loan, a mortgagee's title insurance policy or policies issued to Lender and Lender's successors and assigns (or, subject to the prior written approval of Lender, an endorsement to Borrower's title insurance policy insuring the collateral assignment to Lender of the applicable mortgage) by one or more title companies reasonably satisfactory to Lender, which policy or policies shall be in form and substance reasonably acceptable to Lender, with such endorsements as Lender shall reasonably require and, with respect to any Collateral Loan, a mortgagee's title insurance policy or policies issued to Lender and Lender's successors and/or assigns by one or more title companies reasonably satisfactory to Lender reflecting Lender's interest in such Collateral Loan.

           "Total Adjusted Indebtedness" shall mean, for any period, the aggregate Indebtedness of Borrower during such period less (i) the amount of any nonspecific balance sheet reserves maintained in accordance with GAAP and (ii) the First Mortgage Exclusion.

           "Total Indebtedness" shall mean, for any period, the aggregate Indebtedness of Borrower during such period less the amount of any nonspecific balance sheet reserves maintained in accordance with GAAP.

           "Transaction Costs" shall mean, with respect to any Loan, all actual out-of-pocket reasonable costs and expenses paid or incurred by Lender and payable by Borrower relating to the making of such Loan (including legal fees and other fees described in Section 11.03 hereof). Lender shall endeavor to limit the Transaction Costs associated with such Loan (excluding the initial
Loan) to $5,000, but the foregoing shall not limit Borrower's obligations with respect to Transaction Costs or constitute a "cap" on Transaction Costs for any Loan. Transaction Costs shall not include costs incurred by Lender for overhead and general administrative expenses.

           "Treasury Regulations" shall mean the regulations prescribed by the Secretary of the Department of the Treasury with the authority granted under the Code, as may be necessary to carry out the purposes of the Code, as amended from time to time.

           "Trust Receipt" shall mean the receipt delivered by Custodian pursuant to the provisions of Section 4 of the Custodial Agreement acknowledging receipt of a Collateral File in connection with a Loan hereunder in the form of Annex 2 to the Custodial Agreement.

           "Underwriting Issues" means with respect to any Collateral as to which Borrower intends to request a Loan, all information that has come to Borrower's attention, based on the making of reasonable inquiries and the exercise of reasonable care and diligence under the circumstances, which would be considered a materially "negative" factor (either separately or in the aggregate with other information), or a material defect in loan documentation or closing deliveries (such as any absence of any material Collateral Document(s)), to a reasonable institutional lender in determining whether to originate or acquire the Collateral in question.

           "Uniform Commercial Code" shall mean the Uniform Commercial Code as in effect on the date hereof in the State of New York; provided that if by reason of mandatory provisions of law, the perfection or the effect of perfection or non-perfection of the security interest in any Collateral is governed by the Uniform Commercial Code as in effect in a jurisdiction other than New York, "Uniform Commercial Code" shall mean the Uniform Commercial Code as in effect in such other jurisdiction for purposes of the provisions hereof relating to such perfection or effect of perfection or non-perfection.

           "Wholly-Owned Subsidiary" shall mean, with respect to any Person, any corporation, partnership or other entity of which 100% of the securities or other ownership interests having by the terms thereof ordinary voting power to elect a majority of the board of directors or other Persons performing similar functions of such corporation, partnership or other entity is at the time directly or indirectly owned or controlled by such Person or one or more Subsidiaries of such Person or by such Person and one or more Subsidiaries of such Person.


           1.02. Accounting Terms and Determinations. Except as otherwise expressly provided herein, all accounting terms used herein shall be interpreted, and all financial statements and certificates and reports as to financial matters required to be delivered to Lender hereunder shall be prepared, in accordance with GAAP.

           Section 2. Loans, Note and Prepayments.

           2.01. Loans.

           (a) Lender agrees to consider, as provided herein, from time to time Borrower's requests that Lender make, on the terms and conditions of this Loan Agreement, loans (each, individually, a "Loan" and, collectively, the "Loans") to Borrower in Dollars, from and including the Effective Date to and including the First Anniversary, in an aggregate principal amount at any one time outstanding up to but not exceeding the Maximum Credit as in effect from time to time. Nothing in this Loan Agreement shall be interpreted as a commitment by Lender to make any Loans, but rather sets forth the procedures to be used in connection with periodic requests for Loans and the conditions to the making of any Loans. Borrower hereby acknowledges that Lender is under no obligation to agree to make, or to make, any Loan pursuant to this Loan Agreement.

           (b) Subject to the terms and conditions of this Loan Agreement, during such period Borrower may borrow, prepay and reborrow hereunder.

           2.02. Notes.

           (a) The Loans made by Lender shall be evidenced by a single promissory note of Borrower substantially in the form of Exhibit A hereto, dated the date hereof, payable to Lender in the principal amount of Two Hundred Twenty-Five Million Dollars ($225,000,000.00), as otherwise duly completed. Notwithstanding the foregoing, provided that no Default or Event of Default shall have occurred and shall be continuing hereunder or under any Affiliate Credit Facility, Borrower may request, on no less than ten (10) Business Days prior written notice delivered to Lender, that the aggregate credit available to Borrower hereunder, under the Conduit Loan Agreement and under any Affiliate Credit Facility be reallocated among such credit agreements; provided, however, that in no event shall the Maximum Credit plus (i) the aggregate Maximum Credit (as such term is defined in the Conduit Loan Agreement) under the Conduit Loan Agreement plus (ii) the aggregate Maximum Credit (as such term is defined in any Affiliate Credit Facility) under any existing Affiliate Credit Facility, exceed Four Hundred Million Dollars ($400,000,000.00). In the event (i) that the Maximum Credit is increased or decreased as a result of a reallocation of the Maximum Credit available under any Affiliate Credit Facility or (ii) of the existence of an Additional Borrower, Borrower shall deliver to Lender a substitute Note evidencing such increase, decrease or addition of an Additional Borrower. Lender shall have the right to have its Note subdivided, by exchange for promissory notes of lesser denominations or otherwise and shall have the right to sell participating interests in such Note; provided, however, that Lender must retain (i) in excess of fifty percent (50%) ownership interest in the Note and (ii) control over all decisions with respect to loan pricing and the exercise of remedies with respect to each item of Collateral; and provided, further, however, that Lender may subject up to one hundred percent (100%) of the Loans made hereunder to a repurchase agreement.

           (b) The date, amount and interest rate of each Loan made by Lender to Borrower, and each payment made on account of the principal thereof, shall be recorded by Lender on its books and, prior to any transfer of the Note, endorsed by Lender on the schedule attached to the Note or any continuation thereof; provided that the failure of Lender to make any such recordation or endorsement shall not affect the obligations of Borrower to make a payment when due of any amount owing hereunder or under the Note in respect of the Loans.

           2.03. Procedures for Borrowing.

           (a) Preliminary Approval of Proposed Collateral.

               (i) Borrower may, from time to time, submit to Lender a Preliminary Due Diligence Package for Lender's review and approval in order to request a borrowing hereunder with respect to any proposed Collateral that Borrower proposes to pledge to Lender and to be included in the Borrowing Base in connection with such borrowing.

               (ii) Upon Lender's receipt of a complete Preliminary Due Diligence Package, Lender within two (2) Business Days shall have the right to request, in Lender's sole and absolute discretion, additional diligence materials and deliveries that Lender shall specify on a

      Supplemental Due Diligence List. Upon Lender's receipt of all of the Diligence Materials or Lender's waiver thereof, Lender, within five (5) Business Days, shall either (i) notify Borrower of the Maximum Advance Rate (which may be less than the Advance Rate set forth in the definition of Eurodollar Rate Spread) and the Asset Value for the proposed Collateral or (ii) deny, in Lender's sole and absolute discretion, Borrower's request for an advance. Lender's failure to respond to Borrower within five (5) Business Days following receipt of all Diligence Materials or Lender's written waiver thereof shall be deemed to be a denial of Borrower's request for an advance, unless Lender and Borrower have agreed otherwise in writing. Nothing in this Section 2.03(a)(ii) or elsewhere in this Loan Agreement shall, or be deemed to, prohibit Lender from determining in its sole discretion the adequacy, correctness and appropriateness of, or from disapproving, any and all financial and other underwriting data required to be supplied by Borrower under this Loan Agreement.

               (iii) Notwithstanding anything to the contrary contained herein, in the event that any Preliminary Due Diligence Package submitted to Lender pursuant to this Section 2.03 shall pertain to Collateral owned by a Wholly-Owned Subsidiary of Borrower, Lender may condition any determination of the Asset Value and any approval of the applicable advance upon the modification of the Loan Documents to include such Wholly-Owned Subsidiary (each, an "Additional Borrower") as an Additional Borrower under the applicable Loan Documents.

           (b) Final Approval of Proposed Collateral. Upon Lender's notification to Borrower of the Maximum Advance Rate and the Asset Value for any proposed Collateral, Borrower shall, if Borrower desires to obtain one or more advances secured by such proposed Collateral, satisfy the conditions set forth below (in addition to satisfying the conditions precedent to obtaining each advance, as set forth in Section 5 of this Loan Agreement) as conditions precedent to Lender's approval of such proposed Collateral as Collateral, all in a manner, and pursuant to documentation, satisfactory in all respects to Lender and its counsel:

               (i) Environmental and Engineering. If applicable, Lender shall have received an Environmental Report and an Engineering Report, each in form and substance satisfactory to Lender, by an Engineer and Environmental Consultant listed on Schedules 3 and 4 attached hereto, respectively, as each such schedule may be amended from time to time by Lender in its reasonable discretion.

               (ii) Appraisal. If applicable, Lender shall have received an Appraisal.

               (iii) Insurance. With respect to proposed Collateral that is real property, Lender shall have received certificates or other evidence of insurance demonstrating insurance coverage in respect of such real property of types, in amounts, with insurers and otherwise in compliance with the terms, provisions and conditions set forth in the Collateral Documents or the Security Documents. Such certificates or other evidence shall indicate Borrower, as lender, will be named as an additional insured as its interest may appear and shall contain a loss payee endorsement in favor of such additional insured with respect to the property policies required to be maintained under the Collateral Documents.

               (iv) Survey. With respect to a Mortgage Loan, a Mezzanine Loan or an Equity Interest, to the extent obtained by Borrower from the Collateral Obligor with respect to any item of Collateral at the origination of the underlying loan or equity interest, as the case may be, relating thereto, Lender shall have received with respect to proposed Collateral that is real property, a current Survey of such real property in a form satisfactory to Lender.

               (v) Lien Search Reports. Lender or Lender's counsel shall have received, as reasonably requested by Lender, satisfactory reports of UCC, tax lien, judgment and litigation searches and title reports and updates, as applicable, conducted by search firms and/or title companies acceptable to Lender with respect to the Collateral, Borrower and the related underlying obligor, such searches to be conducted in each location Lender shall reasonably designate.

               (vi) Title Insurance Policy. (A) With respect to a Mortgage Loan, Borrower shall have delivered to Lender (1) an unconditional commitment to issue title insurance policies in favor of Lender and Lender's successors and/or assigns with respect to Lender's interest in the related real property with an amount of insurance that shall be not less than the related Asset-Specific Loan Balance (taking into account the proposed advance) or such other amount as Lender shall require in its sole discretion or (2) an endorsement or confirmatory letter from the existing title company to the existing Title Insurance Policy in favor of Lender and Lender's successors and/or assigns that amends the existing title insurance policy by stating that the amount of the insurance is no less than the related Asset-Specific Loan Balance (taking into account the proposed advance) or such other amount of title coverage as Lender shall require in its sole discretion.

               (B) With respect to a Mezzanine Loan or an Equity Interest, Borrower shall have delivered to Lender such evidence as Lender on a case-by-case basis, in its sole discretion, shall require of the ownership of the real property underlying such item of Collateral including, without limitation, a copy of a title insurance policy dated a date, and by a title insurer, in each case acceptable to Lender in its sole discretion, showing that title is vested in the related Collateral Obligor or in an entity in whom such Collateral Obligor holds a beneficial interest.

               (vii) Security Documents. Borrower shall have executed and delivered to Lender, in form and substance satisfactory to Lender and its counsel, all security documents perfecting Lender's security interest in the proposed Collateral (and in any Interest Rate Protection Agreements held by Borrower with respect thereto) which shall be subject to no Liens except as expressly permitted by Lender. Each of the security documents shall contain such representations and warranties concerning the proposed Collateral and such other terms as shall be reasonably satisfactory to Lender.

               (viii) Opinions of Counsel. Lender shall have received from counsel to Borrower its legal opinion as to enforceability of this Loan Agreement, the substitute Note (if applicable), the matters that are the subject of the opinion delivered pursuant to Section 5.04 hereof and all documents executed and delivered hereunder in connection with such Loan, (at Lender's option) an opinion from local counsel where the applicable property is located and an opinion to Borrower and its successors and assigns from counsel to the underlying obligor on the underlying loan transaction, as applicable, as to enforceability of the loan documents governing such transaction and such other matters as Lender shall require (including, without limitation, opinions as to due formation, authority, choice of law and perfection of security interests). Such legal opinions shall be addressed to Lender and its successors and assigns, dated the related Funding Date, and in form and substance reasonably satisfactory to Lender.

               (ix) Additional Real Estate Matters. To the extent obtained by Borrower from the Collateral Obligor relating to any item of Collateral at the origination of the underlying loan or equity interest relating thereto, Borrower shall have delivered to Lender such other real estate related certificates and documentation as may have been requested by Lender, such as (i) certificates of occupancy and letters certifying that the property is in compliance with all applicable zoning laws, each issued by appropriate Governmental Authority and (ii) abstracts of all Leases in effect at the real property relating to such Collateral.

               (x) Additional Borrower. Lender shall have received a substitute Note evidencing the addition of any Additional Borrower owning the proposed Collateral and naming Additional Borrower as obligor thereunder, and such modifications to the other Loan Documents as Lender shall require.  In  addition,  each of the  conditions  precedent  contained  in
      Section 5 hereof shall have been satisfied with respect to each Additional Borrower, the addition of each applicable Additional Borrower shall not cause a default by Borrower under any term, covenant, condition, representation or warranty hereunder, and Lender shall have received such other representations, warranties, certificates, documents and opinions with respect to each Additional Borrower as Lender shall, in its sole discretion, deem satisfactory.

               (xi) Other Documents. Lender shall have received such other documents as Lender or its counsel shall request with respect to each or any item of Collateral.

           (c) Collateral Approval or Disapproval. Within two (2) Business Days following the date upon which Borrower has tendered performance of the conditions enumerated in Sections 2.03(b)(i) through (xi), or has delivered such items or documents fully executed, if applicable, in final form, Lender shall either (i) if the Collateral Documents or the Security Documents with respect to the proposed Collateral are not reasonably satisfactory in form and substance to Lender, notify Borrower that Lender has not approved the proposed Collateral as Collateral or (ii) notify Borrower and Bailee that Lender has approved the proposed Collateral as Collateral and such notice shall identify the documents to be delivered to Custodian in connection with such proposed Collateral pursuant to Sections 2.03 and 5 of this Loan Agreement and shall identify the party whom Lender shall designate to record and/or file, as the case may be, any security documents necessary to perfect Lender's security interest in the Eligible Collateral. The terms of delivery and filing and/or recordation of such security documents shall be set forth in a separate agreement between Lender and its designee. Lender's failure to respond to Borrower within two (2) Business Days shall be deemed to be a denial of Borrower's request that Lender approve the proposed Collateral, unless Lender and Borrower have agreed otherwise in writing.

           (d) Procedure for Borrowing with Respect to Eligible Collateral. Once Lender has approved the Collateral in accordance with Section 2.03(c) above, Borrower may request a Loan hereunder, on any Business Day during the period from and including the Effective Date to and including the Termination Date, by delivering to Lender, with a copy to Custodian, an irrevocable written request for borrowing, substantially in the form of Exhibit D attached hereto, which request must be received by Lender prior to 11:00 a.m., New York City time, one
(l) Business Day prior to the requested Funding Date. Such request for borrowing shall (1) attach a schedule identifying the Eligible Collateral that Borrower proposes to pledge to Lender and to be included in the Borrowing Base in connection with such borrowing, (2) specify the requested Funding Date, and (3) attach an Officer's Certificate signed by a Responsible Officer of Borrower as required by Section 5.02(b) hereof. Contemporaneously with the delivery of the request for borrowing, Borrower shall deliver to Lender with a copy to Custodian, a Custodial Identification Certificate along with the accompanying Collateral Schedule with respect to all proposed Eligible Collateral to be pledged to Lender on the applicable Funding Date.

           (e) Delivery of Collateral Files and Security Documents.

      "Non-Table Funded" Eligible Collateral:


           1) By no later than 1:00 p.m., New York City time, one (1) Business Day prior to any Funding Date, the Borrower and/or the Bailee shall deliver to the Custodian as to any Eligible Collateral on a case-by-case basis, (i) original counterparts of all Collateral Documents comprising the Collateral File, (ii) the security documents described in Section 2.03(b)(vii) above, and
(iii) to the extent applicable, any other documents, reports or updated information as Lender shall request pursuant to Section 2.03(b)(i)-(x) and
Section 5.03(b) not heretofore finally approved by Lender.

      "Table Funded" Eligible Collateral:

           1) By no later than 1:00 p.m., New York City time, on the Funding Date, the Borrower shall cause the Bailee to deliver to the Custodian by facsimile (i) as to each item of Eligible Collateral, the note, if applicable, evidencing the making of a loan secured by such Eligible Collateral, a fully executed Bailee Agreement and Bailee's Trust Receipt and Certification issued by the Bailee thereunder, (ii) as to all other categories of Eligible Collateral on a case-by-case basis, the delivery of all fully executed documents and instruments required by Lender to comprise the Collateral File and (iii) evidence satisfactory to Lender that all documents necessary to perfect Borrower's interest in the Eligible Collateral have been delivered to a party acceptable to Lender for recordation and filing.

           2) By no later than 1:00 p.m., New York City time, on the third Business Day following the applicable Funding Date, the Borrower shall cause the Bailee to deliver to the Custodian the Collateral File.

           (f) No later than 1:00 p.m., New York City time, on each Funding Date, Borrower shall provide Custodian with a final Custodial Identification Certificate and related Collateral Schedule with respect to the Eligible Collateral to be pledged to the Lender on such Funding Date, indicating any changes, if any, from the Custodial Identification Certificate and related Collateral Schedule heretofore delivered to Lender and Custodian pursuant to
Section 2.03(d) above.

           (g) If Borrower  shall deliver a request for a borrowing  pursuant to
Section 2.03(d) hereof and all conditions precedent set forth in Sections 2.03(a), 2.03(b), 2.03(c), 5.01 and 5.02 have been met, and provided no Default or Event of Default shall have occurred and be continuing, Lender shall make a Loan to Borrower on the requested Funding Date, in the amount so requested and approved by Lender.

           (h) Subject to the delivery by Custodian to Borrower and Lender of a Trust Receipt with a Collateral Schedule in respect to all Collateral pledged to Lender on such Funding Date by no later then 3:00 p.m. on such date, and subject further to the provisions of Section 5 hereof, such borrowing will then be made available to Borrower by Lender transferring, via wire transfer, to the following account of Borrower: Bank of New York, 530 Fifth Avenue, New York, New York, Account No. 630-0439428 for the benefit of Capital Trust, ABA# 021-000018,
Attn: Tarryn Kone ((212) 852-4219), in the aggregate amount of such borrowing in funds immediately available to Borrower. Lender may consider on a case-by-case basis in its sole, absolute discretion alternative funding arrangements requested by Borrower.

           (i) From time to time, the Borrower shall forward to the Custodian additional original documents or additional documents evidencing any (i) assumption, modification, consolidation or extension of a Collateral Loan, or
(iii) any amendment to the operative documents with respect to an Equity Interest, in each case approved by the Lender in accordance with the terms of this Loan Agreement and upon receipt of any such other documents, the Custodian shall hold such other documents as the Lender shall request from time to time.

           (j) With respect to any documents which have been delivered or are being delivered to recording offices for recording and have not been returned to the Borrower in time to permit their delivery hereunder at the time required, in lieu of delivering such original documents, Borrower shall deliver to Lender a true copy thereof with an Officer's Certificate certifying that such copy is a true, correct and complete copy of the original, which has been transmitted for recordation. The Borrower shall deliver such original documents to the Custodian promptly when they are received.

           2.04. Mandatory Prepayments or Pledge.

           (a) Lender may determine and re-determine the Borrowing Base on any Business Day and on as many Business Days as it may elect. If at any time (i) the aggregate outstanding principal amount of Loans exceeds the Borrowing Base (a "Borrowing Base Deficiency"), as determined by Lender in its sole discretion and notified to Borrower on any Business Day, Borrower shall no later than one Business Day after receipt of such notice, or (ii) Borrower shall have received a prepayment of the principal of any loan or preferred equity interest comprising a portion of the Collateral (including, without limitation, the payment of casualty or condemnation proceeds), Borrower shall, not later than one (1) Business Day after receipt of such prepayment, either prepay the Loans in part or in whole or pledge additional Collateral (which Collateral shall be in all respects acceptable to Lender) to Lender, such that after giving effect to such prepayment or pledge the aggregate outstanding principal amount of the Loans does not exceed the Borrowing Base as re-determined by Lender after the addition of Collateral. So long as no Default or Event of Default has occurred and is then continuing, all partial repayments shall be applied against the Asset-Specific Loan Balance relating to the Loan being repaid.

           (b) If at any time under any Collateral Document evidencing Eligible Collateral (x) there is an Event of Default, or event with which the giving of notice or lapse of time or both would become an Event of Default, or (y) any representation or warranty made by or on behalf of the relevant Collateral Obligor becomes false or misleading in any material respect or (z) the relevant Collateral Obligor fails to perform or observe any material covenant or other obligation, Lender may, in its sole discretion and without regard to any determination of the Asset Value of such Eligible Collateral, notify Borrower of such occurrence and may require that the Asset-Specific Loan Balance related to the relevant Eligible Collateral be prepaid in whole or in part in the determination of Lender. Not later than one (1) Business Day after the receipt of such notice, Borrower shall prepay the Asset-Specific Loan Balance related to such Eligible Collateral. Lender may, in its sole discretion, determine and re-determine the amount to be prepaid irrespective of whether or not (i) any statement of fact contained in any Officer's Certificate delivered pursuant to
Section 5.02(b) or (ii) any representation of Borrower set forth in Section 6.12 was true to Borrower's actual knowledge.

           Section 3. Payments; Computations; Etc.

           3.01. Repayment of Loans; Interest.

           (a) Borrower hereby promises to repay in full on the Termination Date the aggregate outstanding principal amount of the Loans; provided, however, in the event the Termination Date shall be extended to the date that is nine (9) months after the First Anniversary pursuant to the terms hereof, Borrower promises to repay such aggregate principal amount of the Loans outstanding on the First Anniversary by the payment on the first Business Day of each calendar month during the Amortization Period beginning with the first Business day of the first calendar month following the First Anniversary and on the Termination Date, as extended (each, an "Installment Date") of an amount equal to the quotient of (x) the aggregate principal amount of the Loans outstanding as at the First Anniversary divided by (y) nine (9) (such schedule of payments, the "Amortization Schedule"); provided, further, that in the event that Borrower shall repay any portion of the outstanding principal in an amount in excess of the amount then due and payable in accordance with the Amortization Schedule, the Amortization Schedule shall be recalculated such that Borrower shall repay the principal amount of the Loans outstanding on the date of such repayment (after taking such repayment into account) by the payment on each Installment Date remaining in the Amortization Period of an amount equal to the quotient of
(x) the aggregate principal amount of the Loans outstanding on the date of such repayment (after taking such repayment into account) divided by (y) the number of Installment Dates remaining during the Amortization Period. Any repayment of the principal of the Loans made by Borrower to Lender subsequent to an Installment Date shall be credited at the time of such payment and applied to the payment due on next succeeding Installment Date.

           (b) Borrower hereby promises to pay to Lender interest on the unpaid principal amount of each Loan for the period from and including the date of such Loan to but excluding the date such Loan shall be paid in full, at a rate per annum equal to the Eurodollar Rate plus the applicable

Eurodollar Rate Spread. Notwithstanding the foregoing, Borrower hereby promises to pay to Lender, to the extent permitted by applicable law, interest at the applicable Post-Default Rate on any principal of any Loan and on any other amount payable by Borrower hereunder or under the Note that shall not be paid in full when due (whether at stated maturity, by acceleration or by mandatory prepayment or otherwise) for the period from and including the due date thereof to but excluding the date the same is paid in full. Payment and acceptance of interest pursuant to this subsection shall not constitute a waiver of any Default and shall not otherwise limit or prejudice any right of Lender hereunder. In no event shall Lender be entitled to receive any proceeds received from any Collateral Obligor in connection with the refinancing and/or final distribution to Lender with respect to any Eligible Collateral to the extent same exceeds the sums provided to be paid to Lender under Section 7.15 of this Loan Agreement.

           (c) Accrued interest on each Loan shall be payable monthly in arrears on the first Business Day of each month and for the last month of the Loan Agreement on the first Business Day of such last month and on the Termination Date, except that interest payable at the Post-Default Rate shall accrue daily and shall be payable upon such accrual.

           (d) The Loans may be prepaid in whole or in part at any time upon two
(2) Business Days prior written notice, without any penalty or premium; provided, however, that any such prepayment shall be accompanied by an amount representing accrued interest on the principal amount being prepaid and all other amounts then due under the Loan Documents (including, without limitation, all amounts due under Section 3 hereof). Each partial prepayment that is voluntary (as opposed to mandatory under the terms of this Loan Agreement) shall be in an amount of not less than One Hundred Thousand Dollars ($100,000). So long as no Default or Event of Default has occurred and is then continuing, each voluntary prepayment shall be applied to reduce any Asset-Specific Loan Balance as designated by Borrower to Lender in writing.

           (e) With respect to any item of Collateral, Borrower shall repay to Lender an amount equal to the amount of casualty or condemnation proceeds paid to, or for the benefit of, Borrower or any underlying obligor in respect of such item of Collateral to the extent that Borrower is not required under the underlying loan documents with Borrower's obligor to reserve, escrow, readvance or apply such proceeds for the benefit of such obligor or the underlying real property. So long as no Default or Event of Default has occurred and is then continuing, such amounts paid to Lender shall be applied in reduction of the Asset-Specific Loan Balance relating to such item of Collateral.

           3.02. Payments.

           (a) Except to the extent otherwise provided herein, all payments of principal, interest and other amounts to be made by Borrower under this Loan Agreement and the Note shall be made in Dollars, in immediately available funds, without deduction, set-off or counterclaim, to Lender at an account in the United States, to be notified by MS & Co. on behalf of Lender from time to time in writing, not later than 1:00 p.m., New York City time, on the date on which such payment shall become due (and each such payment made after such time on such due date shall be deemed to have been made on the next succeeding Business
Day). Borrower acknowledges that it has no rights of withdrawal from the foregoing account. Lender shall endeavor to send Borrower a detailed bill on the date which is two (2) Business Days prior to the date on which payment is due; provided, however, that the failure of Lender to send, or of Borrower to receive, such bill shall in no way affect Borrower's obligation to pay amounts due under this Loan Agreement.

           (b) Except to the extent otherwise expressly provided herein, if the due date of any payment under this Loan Agreement or the Note would otherwise fall on a day that is not a Business Day, such date shall be extended to the next succeeding Business Day, and interest shall be payable for any principal so extended for the period of such extension.

           3.03. Computations. Interest on the Loans shall be computed on the basis of a 360-day year for the actual days elapsed (including the first day but excluding the last day) occurring in the period for which payable. Lender shall determine any rate of interest payable on Loans hereunder, and such determination shall be conclusive and binding, absent manifest error.

           3.04. U.S. Taxes.

           (a) Borrower agrees to pay to Lender such additional amounts as are necessary in order that the net payment of any amount due to Lender hereunder after deduction for or withholding in respect of any U.S. Tax (as defined below) imposed with respect to such payment (or in lieu thereof, payment of such U.S. Tax by Lender) or any other tax, imposition, levy or similar charge assessment against or otherwise applicable to Borrower (whether imposed by a political subdivision or agency of the United States Government, under any law or treaty in force or subsequently enacted under the laws of the Cayman Islands) or otherwise, will not be less than the amount stated herein to be then due and payable; provided that the foregoing obligation to pay such additional amounts, to the extent attributable to a U. S. Tax shall not apply:

               (i) to any payment to Lender hereunder unless (A) Lender is entitled to submit a Form W-8BEN (relating to Lender and entitling it to a complete exemption from withholding on all interest to be received by it hereunder in respect of the Loans) or Form W-8ECI (relating to all interest to be received by Lender hereunder in respect of the Loans), or
      (B) prior to such payment Lender shall have furnished to Borrower a Form W-8 (or substitute) or otherwise established an exemption from U.S. withholding tax, or

               (ii) to any U.S. Tax imposed solely by reason of the failure by Lender to comply with applicable certification, information, documentation or other reporting requirements concerning the nationality, residence, identity or connections with the United States of America of Lender if such compliance is required by statute or regulation of the United States of America as a precondition to relief or exemption from such U.S. Tax.

           For the purposes of this Section 3.04, (x) "Form W-8BEN" shall mean Form W-8BEN (Ownership, Exemption, or Reduced Rate Certificate) of the Department of the Treasury of the United States of America, (y) "Form W-8ECI" shall mean Form W-8ECI (Exemption from Withholding of Tax on Income Effectively Connected with the Conduct of a Trade or Business in the United States) of the Department of the Treasury of the United States of America (or in relation to either such Form such successor and related form as may from time to time be adopted by the relevant taxing authorities of the United States of America to document a claim to which such Form relates), and (z) "U.S. Taxes" shall mean any present or future tax, assessment or other charge or levy imposed by or on behalf of the United States of America, any political subdivision of the United States of America or any taxing authority thereof or therein.

           (b) Within 30 days after paying any such amount to Lender, and within 30 days after it is required by law to remit such deduction or withholding to any relevant taxing or other authority, Borrower shall deliver to Lender evidence satisfactory to Lender of such deduction, withholding or payment (as the case may be).

           (c) Lender shall not assign or sell participation interests in the Loans made or to be made hereunder subject to Section 2.02 and unless it shall have given prior notice to Borrower and unless a condition specified in Section 3.04(a)(i) or (ii) shall not apply.

           3.05. Booking of Loans. Without limitation of Lender's rights to sell, assign or transfer a Loan or any interest therein, including any participation interest therein, at any time and from time to time, Lender may make, carry or transfer such Loan at, to, or for the account of any of its branch offices or the office of an Affiliate of Lender; provided, however, that the representation in Section 3.04(c) shall remain true throughout the term of such Loan.

           3.06. Lender's Funding of Eurodollar Rate Loans. Borrower hereby expressly acknowledges and agrees that Lender may fund a Loan in any manner it sees fit, including (i) through the actual purchase of a Eurodollar deposit bearing interest at the rate obtained pursuant to the definition of Eurodollar Rate in an amount equal to the principal amount of such Loan and having a maturity comparable to the relevant interest period or (ii) through Lender's entering into or purchase of repurchase agreements, interest rate agreements, swap agreements or other arrangements in such amounts as Lender shall determine (and which amounts may or may not, in Lender's sole discretion, be "match funded" to such Loan). Calculation of all amounts payable to Lender under this
Section 3.06 and under Section 3.07 shall be made as though Lender had actually funded such Loan through the purchase of a Eurodollar deposit bearing interest at the rate obtained pursuant to the definition of Eurodollar Rate in an amount equal to the amount of such Loan and having a maturity comparable to the relevant interest period and through the transfer of such Eurodollar deposit from an off-shore office of Lender to a domestic office of Lender in the United States of America; provided, however, that Lender may fund such Loan in any manner it sees fit and the foregoing assumptions shall be utilized only for purposes of calculating amounts payable under this Section 3.06 and under
Section 3.07, if any.

           3.07. Funding Costs. (a) Borrower shall compensate Lender, upon written request by Lender (which request shall set forth the basis for requesting such amounts), for all Funding Costs.

           (b) Lender shall deliver to Borrower a statement setting forth the amount and basis of determination of any Funding Cost, it being agreed that such statement and the method of calculation shall be conclusive and binding on Borrower, absent manifest error. In addition, in the event Borrower provides Lender not less than five (5) Business Days prior written notice of a proposed voluntary prepayment hereunder, Lender shall deliver to Borrower a non-binding good faith estimate of the applicable components and amount of Funding Costs which would be incurred by Borrower if Borrower were to make a voluntary prepayment hereunder; provided, however, that Borrower shall remain liable for all Funding Costs shown on the statement referred to in the first sentence of this subsection (b), notwithstanding such good faith estimate.

           (c) In lieu of prepaying the Loan when and as otherwise required or permitted by this Loan Agreement, Borrower may on any Business Day (a "Deposit Funding Date") instead deposit with Lender an amount equal to the applicable prepayment, to be held by Lender (the "Prepayment Deposit") until such date as application of the Prepayment Deposit on account of the Loan would not cause Lender to suffer Funding Costs (the "Deposit Application Date"). Any Prepayment Deposit held by Lender shall: (a) constitute additional security for the Loan, for which the parties shall enter into such security documents (and account establishment and administration documents) as Lender shall require; (b) be held by Lender in an interest-bearing account selected and controlled solely by Lender, interest on which shall be added to principal and applied in the same manner as principal; (c) at Lender's option, be accompanied by a payment (as estimated by Lender) equal to the difference between the interest to be earned on the Prepayment Deposit and the interest that will accrue on a portion of the Loan equal to the Prepayment Deposit during the period from the Deposit Funding Date to the Deposit Application Date; (d) with respect to the Collateral, entitle Borrower to the same rights and benefits (including the right to releases, if any) that would have been available to Borrower if Borrower had prepaid the Loan (and designated Asset-Specific Loan Balance(s)) by an amount equal to the Prepayment Deposit; and (e) be applied on account of the Loan (principal and interest) on the Deposit Application Date.

           3.08. Compensation for Increased Costs. If Lender shall in good faith determine that any change in any law, treaty or governmental rule, regulation or order, or in the interpretation, administration or application thereof, or any determination of a court or governmental authority, or compliance with any guideline, request or directive issued or made by any central bank or other governmental or quasi-governmental authority (whether or not having the force of law):

           (a) imposes, modifies or holds applicable any reserve (including any marginal, emergency, supplemental, special or other reserve), special deposit, compulsory loan, FDIC insurance or similar requirement against assets held by, or deposits or other liabilities in or for the account of, or advances or loans by, or other credit extended by, or any other acquisition of funds by, any office of Lender; or

           (b) imposes any other condition on or affecting Lender or its obligations hereunder or the interbank Eurodollar market;

           (c) and the result of any of the foregoing is to increase the cost to Lender of agreeing to make, making or maintaining the Loan hereunder or to reduce any amount received or receivable by Lender with respect thereto; then, in any such case, Borrower shall promptly (but in any event no later than five
(5) Business Days following any notice from Lender of the same) pay to Lender, upon receipt of the statement referred to in the next sentence, such additional amount or amounts as may be necessary to compensate Lender for any such increased cost or reduction in amounts received or receivable hereunder. Lender shall deliver to Borrower a written statement, setting forth in reasonable detail the basis for calculating the additional amounts owed to Lender under this Section 3.08, which statement shall be conclusive and binding upon all parties hereto absent manifest error.

           3.09. Limitation on Types of Loans; Illegality. Anything herein to the contrary notwithstanding, if:

           (a) Lender determines, which determination shall be conclusive, that quotations of interest rates for the relevant deposits referred to in the definition of "Eurodollar Base Rate" in Section 1.01 hereof are not being provided in the relevant amounts or for the relevant maturities for purposes of determining rates of interest for Loans as provided herein; or

           (b) Lender determines, which determination shall be conclusive, that the relevant rate of interest referred to in the definition of "Eurodollar Base Rate" in Section 1.01 hereof upon the basis of which the rate of interest for Loans is to be determined is not likely adequate to cover the cost to Lender of making or maintaining Loans; or

           (c) Lender determines, which determination shall be conclusive, that it is or will be unlawful for Lender to honor its obligation to make or maintain Loans hereunder using a Eurodollar Rate as a result of compliance by Lender in good faith with any law, treaty, governmental rule, regulation, guideline or order (or would conflict with any such treaty, governmental rule, regulation, guideline or order not having the force of law even though the failure to comply therewith would not be unlawful);

           then Lender shall give Borrower prompt notice thereof and, so long as such condition remains in effect, Lender shall be under no obligation to make additional Loans, and Borrower shall, either prepay all such Loans as may be outstanding or pay interest on such Loans at a rate per annum equal to the Eurodollar Substitute Rate.

           Section 4. Collateral Security.

           4.01. Collateral; Security Interest.

           (a) Borrower hereby assigns, pledges and grants a security interest in all of its right, title and interest in, to and under the Collateral described in Section 4.01(b) below to Lender to secure the repayment of principal of and interest on all Loans and all other amounts owing to Lender hereunder, under the Note, under the other Loan Documents and any and all MS Indebtedness from time to time outstanding (collectively, the "Secured Obligations"). Borrower agrees to mark its computer records to evidence the interests granted to Lender hereunder.

           (b) All of Borrower's right, title and interest in, to and under each of the following items of property pledged by Borrower to Lender from time to time and whether now owned or hereafter acquired, now existing or hereafter created and wherever located, is hereinafter individually and collectively referred to as the "Collateral":

               (i) all CMBS and Other Approved Collateral;

               (ii) all Collateral Documents, including without limitation all securities, promissory notes, any collateral pledged or otherwise relating to such Collateral, all representations and warranties made to, or for the benefit of, Borrower by any Collateral Obligor, all Servicing Records (as defined in Section 11.14(b) below) and servicing agreements, together with all files, documents, instruments, surveys, certificates, correspondence, appraisals, computer programs, computer storage media, accounting records and other books and records relating thereto, in each case subject to prior liens and encumbrances permitted by Lender;

               (iii) all guaranties and insurance (issued by governmental agencies or otherwise) and any insurance certificate or other document evidencing such guaranties or insurance relating to any Collateral and all claims and payments thereunder;

               (iv) all other insurance policies and insurance proceeds relating to any Collateral or the related Property;

               (v) all Interest Rate Protection Agreements;

               (vi) the Collection Account and all monies from time to time on deposit in the Collection Account;

               (vii) all "general intangibles", "accounts" and "chattel paper" as defined in the Uniform Commercial Code relating to or constituting any and all of the foregoing; and

               (viii) any and all replacements, substitutions, distributions on, or proceeds (including, without limitation, condemnation proceeds) of, any and all of the foregoing set forth in items (i) through (vii) of this
      Section 4.01(b), whether now owned or hereafter acquired, now existing or hereafter created and wherever located.

           (c) Pursuant to the Custodial Agreement, Custodian shall hold the Collateral Documents as exclusive bailee and agent for Lender pursuant to terms of the Custodial Agreement and shall deliver to Lender Trust Receipts each to the effect that it has reviewed such Collateral Documents in the manner and to the extent required by the Custodial Agreement and identifying any deficiencies in such Collateral Documents as so reviewed.

           4.02. Further Assurances.

           (a) Borrower shall undertake, with respect to each item of Collateral pledged hereunder as security for a Loan, any and all actions deemed necessary by Lender for the granting by Borrower to Lender of a valid first priority security interest in such Collateral. Without limiting the generality of the foregoing, Borrower shall take such steps as are necessary for the granting and perfection of a first priority security interest in Securities and related Collateral.

           (b) At any time and from time to time, upon the written request of Lender, and at the sole expense of Borrower, Borrower will promptly and duly execute and deliver, or will promptly cause to be executed and delivered, such further instruments and documents and take such further action as Lender may reasonably request for the purpose of obtaining or preserving the full benefits of this Loan

Agreement and of the rights and powers herein granted, including, without limitation, the filing of any financing or continuation statements under the Uniform Commercial Code in effect in any jurisdiction with respect to the Liens created hereby. Borrower also hereby authorizes Lender to file any such financing or continuation statement without the signature of Borrower to the extent permitted by applicable law. A carbon, photographic or other reproduction of this Loan Agreement shall be sufficient as a financing statement for filing in any jurisdiction.

           4.03. Changes in Locations, Name, etc. Borrower shall not (i) change the location of its chief executive office/chief place of business from that specified in Section 6 hereof or (ii) change its name, identity or corporate structure (or the equivalent) or change the location where it maintains its records with respect to the Collateral unless it shall have given Lender at least ten (10) days prior written notice thereof and shall have delivered to Lender all Uniform Commercial Code financing statements and amendments thereto as Lender shall request and taken all other actions deemed necessary by Lender to continue its perfected status in the Collateral with the same or better priority.

           4.04. Lender's Appointment as Attorney-in-Fact.

           (a) Borrower hereby irrevocably constitutes and appoints Lender and any officer or agent thereof, with full power of substitution, as its true and lawful attorney-in-fact with full irrevocable power and authority in the place and stead of Borrower and in the name of Borrower or in its own name, from time to time in Lender's discretion, for the purpose of carrying out the terms of this Loan Agreement, to take any and all appropriate action and to execute any and all documents and instruments which may be necessary or desirable to accomplish the purposes of this Loan Agreement, and, without limiting the generality of the foregoing, Borrower hereby gives Lender the power and right, on behalf of Borrower, without assent by, but with notice to, Borrower, if an Event of Default shall have occurred and be continuing, to do the following:

               (i) in the name of Borrower or its own name, or otherwise, to take possession of and endorse and collect any checks, drafts, notes, acceptances or other instruments for the payment of moneys due under any mortgage insurance or with respect to any other Collateral and to file any claim or to take any other action or proceeding in any court of law or equity or otherwise deemed appropriate by Lender for the purpose of collecting any and all such moneys due under any such mortgage insurance or with respect to any other Collateral whenever payable;

               (ii) to pay or discharge taxes and Liens levied or placed on or threatened against the Collateral; and

               (iii) (A) to direct any party liable for any payment under any Collateral to make payment of any and all moneys due or to become due thereunder directly to Lender or as Lender shall direct; (B) to ask or demand for, collect, receive payment of and receipt for, any and all moneys, claims and other amounts due or to become due at any time in respect of or arising out of any Collateral; (C) to sign and endorse any invoices, assignments, verifications, notices and other documents in connection with any of the Collateral; (D) to commence and prosecute any suits, actions or proceedings at law or in equity in any court of competent jurisdiction to collect the Collateral or any part thereof and to enforce any other right in respect of any Collateral; (E) to defend any suit, action or proceeding brought against Borrower with respect to any Collateral; (F) to settle, compromise or adjust any suit, action or proceeding described in clause (E) above and, in connection therewith, to give such discharges or releases as Lender may deem appropriate; and (G) generally, to sell, transfer, pledge and make any agreement with respect to or otherwise deal with any of the Collateral as fully and completely as though Lender were the absolute owner thereof for all purposes, and to do, at Lender's option and Borrower's expense, at any time, and from time to time, all acts and things which Lender deems reasonably necessary to protect, preserve or realize upon the Collateral and Lender's Liens thereon and to effect the intent of this Loan Agreement, all as fully and effectively as Borrower might do.

Borrower hereby ratifies all that said attorneys shall lawfully do or cause to be done by virtue hereof. This power of attorney is a power coupled with an interest and shall be irrevocable until the repayment in full of all Secured Obligations hereunder.

           (b) Borrower also authorizes Lender, at any time and from time to time, to execute, in connection with any sale provided for in Section 4.07 hereof, any endorsements, assignments or other instruments of conveyance or transfer with respect to the Collateral.

           (c) The powers conferred on Lender are solely to protect Lender's interests in the Collateral and shall not impose any duty upon Lender to exercise any such powers. Lender shall be accountable only for amounts that it actually receives as a result of the exercise of such powers, and neither Lender nor any of its officers, directors, or employees shall be responsible to Borrower for any act or failure to act hereunder, except for its own gross negligence or willful misconduct.

           4.05. Performance by Lender of Borrower's Obligations. If Borrower fails to perform or comply with any of its agreements contained in the Loan Documents to which it is a party and Lender may itself perform or comply, or otherwise cause performance or compliance, with such agreement, the expenses of Lender incurred in connection with such performance or compliance, together with interest thereon at a rate per annum equal to the Post-Default Rate, shall be payable by Borrower to Lender on demand and shall constitute Secured Obligations.

           4.06. Proceeds. If an Event of Default shall occur and be continuing,
(a) all proceeds of Collateral received by Borrower consisting of cash, checks and other near-cash items shall be held by Borrower in trust for Lender, segregated from other funds of Borrower, and, within two (2) Business Days of receipt by Borrower, shall be turned over to Lender in the exact form received by Borrower (duly endorsed by Borrower to Lender, if required, in order to be negotiated by Lender), and (b) any and all such proceeds received by Lender (whether from Borrower or otherwise) may, in the sole discretion of Lender, be held by Lender as collateral security for, and/or then or at any time thereafter may be applied by Lender against, the Secured Obligations (whether matured or unmatured), such application to be in such order as Lender shall elect. Any balance of such proceeds remaining after the Secured Obligations shall have been paid in full and this Loan Agreement shall have been terminated shall be paid over to Borrower or to whomsoever may be lawfully entitled to receive the same. For purposes hereof, proceeds shall include, but not be limited to, all principal and interest payments, all prepayments and payoffs, insurance claims, condemnation awards, sale proceeds, real estate owned rents and any other income and all other amounts received with respect to the Collateral.

           4.07. Remedies. If an Event of Default shall occur and be continuing, Lender may, at its option, enter into one or more Interest Rate Protection Agreements covering all or a portion of the Mortgage Loans or Mezzanine Loans pledged to Lender hereunder, and Borrower shall be responsible for all damages, judgment costs and expenses of any kind which may be imposed on, incurred by or asserted against Lender relating to or arising out of such Interest Rate Protection Agreements; including without limitation any losses resulting from such Interest Rate Protection Agreements. If an Event of Default shall occur and be continuing, Lender may exercise, in addition to all other rights and remedies granted to it in this Loan Agreement and in any other instrument or agreement securing, evidencing or relating to the Secured Obligations, all rights and remedies of a secured party under the Uniform Commercial Code. Without limiting the generality of the foregoing, Lender without demand of performance or other demand, presentment, protest, advertisement or notice of any kind (except any notice required by law referred to below) to or upon Borrower or any other Person (each and all of which demands, presentments, protests, advertisements and notices are hereby waived), may in such circumstances forthwith collect, receive, appropriate and realize upon the Collateral, or any part thereof, and/or may forthwith sell, lease, assign, give option or options to purchase, or otherwise dispose of and deliver the Collateral or any part thereof (or contract to do any of the foregoing), in one or more parcels or as an entirety at public or private sale or sales, at any exchange, broker's board or office of Lender or elsewhere upon such terms and conditions as it may deem advisable and at such prices as it may deem best, for cash or on credit or for future delivery without assumption of any credit risk. Lender shall have the right upon any such public sale or sales, and, to the extent permitted by law, upon any such private sale or sales, to purchase the whole or any part of the Collateral so sold, free of any right or equity of redemption in Borrower, which right or equity is hereby waived or released. Borrower further agrees, at Lender's request, to assemble the Collateral and make it available to Lender at places which Lender shall reasonably select, whether at Borrower's premises or elsewhere. Lender shall apply the net proceeds of any such collection, recovery, receipt, appropriation, realization or sale, after deducting all reasonable costs and expenses of every kind incurred therein or incidental to the care or safekeeping of any of the Collateral or in any way relating to the Collateral or the rights of Lender hereunder, including without limitation reasonable attorneys' fees and disbursements, to the payment in whole or in part of the Secured Obligations, in such order as Lender may elect, and only after such application and after the payment by Lender of any other amount required or permitted by any provision of law, including without limitation Section 9-608 (a)(1)(c) of the Uniform Commercial Code, need Lender account for the surplus, if any, to Borrower. To the extent permitted by applicable law, Borrower waives all claims, damages and demands it may acquire against Lender arising out of the exercise by Lender of any of its rights hereunder, other than those claims, damages and demands arising from the gross negligence or willful misconduct of Lender. If any notice of a proposed sale or other disposition of Collateral shall be required by law, such notice shall be deemed reasonable and proper if given at least 10 days before such sale or other disposition. Borrower shall remain liable for any deficiency (plus accrued interest thereon as contemplated pursuant to Section
3.01(b) hereof) if the proceeds of any sale or other disposition of the Collateral (net of costs incurred in connection with such sale or other disposition) are insufficient to pay the Secured Obligations and the fees and disbursements of any attorneys employed by Lender to collect such deficiency.

           4.08. Limitation on Duties Regarding Preservation of Collateral. Lender's duty with respect to the custody, safekeeping and physical preservation of the Collateral in its possession, under Section 9-207 of the Uniform Commercial Code or otherwise, shall be to deal with it in the same manner as Lender deals with similar property for its own account. Neither Lender nor any of its directors, officers or employees shall be liable for failure to demand, collect or realize upon all or any part of the Collateral or for any delay in doing so or shall be under any obligation to sell or otherwise dispose of any Collateral upon the request of Borrower or otherwise.

           4.09. Powers Coupled with an Interest. All authorizations and agencies herein contained with respect to the Collateral are irrevocable and powers coupled with an interest.

           4.10. Release of Security Interest. Upon termination of this Loan Agreement and the Conduit Loan Agreement and repayment to Lender of all Secured Obligations and the performance of all obligations under the Loan Documents and under the Conduit Loan Agreement, Lender shall release its security interest in any remaining Collateral.

           4.11. Release of Collateral. Provided that no Default or Event of Default shall exist (other than one that (a) relates solely to the Collateral to be released and (b) will be cured simultaneously with such release) and that Borrower shall have paid all sums then due under the Loan relating thereto, upon
(i) Borrower's payment in full of the Asset-Specific Loan Balance with respect to a portion of the Collateral and (ii) receipt by Lender of a written request from Borrower for the release of such Collateral, Lender shall as soon as practicable release (and Lender shall reasonably cooperate with Borrower to facilitate reasonable escrow arrangements to facilitate a simultaneous release
of) the related Collateral Documents and the related Collateral and any liens related thereto to Borrower or, to the extent necessary to facilitate future savings of mortgage tax in states that impose mortgage taxes, assign such liens as Borrower shall request; provided, that any such assignments shall be without recourse, representation or warranty of any kind except that Lender shall represent and warrant that such Collateral has not been previously assigned by Lender. Lender shall with reasonable promptness, after a written request from Borrower, execute any document or instrument necessary to effectuate such release or assignment.

           4.12. Substitution of Eligible Collateral. From time to time until the Custodian is otherwise notified by the Lender, which notice shall be given by the Lender only during the existence of an Event of Default, and with the prior written consent of the Lender, the Borrower may substitute for one or more items of Eligible Collateral constituting the Collateral with one or more substitute items of Eligible Collateral having aggregate Collateral Value equal to or greater than the Collateral Value of the Collateral being substituted for, or obtain the release of one or more items of Collateral constituting Collateral hereunder: provided that, after giving effect to such substitution or release, the Secured Obligations then outstanding shall not exceed the Borrowing Base, which determination shall be made solely by the Lender. In connection with any such requested substitution or release, the Borrower will provide notice to the Custodian and the Lender no later than 3:00 p.m. New York City time, on the date of such request, specifying the items of Collateral to be substituted for or released and the items of substitute Collateral to be pledged hereunder in substitution thereof, if any, and shall deliver with such notice a Custodial Identification Certificate and a revised Collateral Schedule indicating any substitute Collateral.

           Section 5. Conditions Precedent.

           5.01. Initial Loan. The obligation of Lender to make its initial Loan hereunder is subject to the satisfaction, immediately prior to or concurrently with the making of such Loan, of the condition precedent that Lender shall have received all of the following items and documents, each of which shall be satisfactory to Lender and its counsel in form and substance:

           (a) Loan Documents.

               (i) This Loan Agreement, duly completed and executed;

               (ii) The Note, duly completed and executed, together with a fee in the amount of $675,000.00;

               (iii) The Custodial Agreement, duly executed and delivered by Borrower and Custodian. In addition, Borrower shall have taken such other action as Lender shall have requested in order to perfect the security interests created pursuant to the Loan Agreement;

               (iv) The Parent Guaranty, duly completed and executed.

           (b) Organizational Documents. Certified copies of the Borrower By-Laws (or equivalent documents), certificate of incorporation of Borrower and of all requisite authority for Borrower and CT Mezz II with respect to the execution, delivery and performance of the Loan Documents to which it is a party and each other document to be delivered by Borrower and CT Mezz II from time to time in connection herewith (and Lender may conclusively rely on such certifications until it receives notice in writing from Borrower to the contrary);

           (c) Legal Opinion and Certificate as to Substantive Non-Consolidation. A legal opinion of counsel to Borrower, CTMP II, CT Mezz, substantially in the form attached hereto as Exhibit C and a certificate of Borrower, CTMP II, CT Mezz II, CT-F2, GREMII, TINDY RE Investments, Inc., The Travelers Insurance Company and CTI in form and substance satisfactory to Lender in its sole discretion as to the separate existence of Borrower, CTMP II, CT Mezz II, CT-F2, GREMII, TINDY RE Investments, Inc., The Travelers Insurance Company and CTI and certain factual matters which would be determinative of the probability that, in the event that any of CTMP II, CT Mezz

II, CT-F2, GREMII, TINDY RE Investments Inc., The Travelers Insurance Company or CTI were to become a debtor under 11 U.S.C. ss. 101 et seq., a federal bankruptcy court would not disregard such separate existence and consolidate the assets and liabilities of Borrower, CTMP II, CT Mezz II, GREMII or CTI with any such debtor entity;

           (d) Trust Receipt and Collateral Schedule and Exception Report. A Trust Receipt, substantially in the form of Annex 2 of the Custodial Agreement, dated the Effective Date, from Custodian, duly completed, with a Collateral Schedule and Exception Report attached thereto;

           (e) Servicing Agreement(s). Any Servicing Agreement, certified as a true, correct and complete copy of the original, with the letter of the applicable Servicer (i) consenting to termination of such Servicing Agreement upon the occurrence of an Event of Default and (ii) agreeing to hold all moneys received in respect of each item of Collateral for the benefit of Lender, attached; and

           (f) The Supplemental Terms and Conditions (Rule 15a-6 Annex) duly executed by Borrower.

           (g) Other Documents. Such other documents as Lender may reasonably request.

           5.02. Initial and Subsequent Loans. The making of each Loan to Borrower (including the initial Loan) on any Business Day is subject to the delivery of all Collateral Documents pertaining to the Eligible Collateral to be pledged for such Loan, together with all documents set forth in Section 2.03(b)(i)-(x) and the satisfaction of the following further conditions precedent, both immediately prior to the making of such Loan and also after giving effect thereto and to the intended use thereof:

           (a) no Event of Default or Default shall have occurred and be continuing on such date either before or after giving effect to the making of the advance;

           (b) Lender shall have received from Borrower and CT Mezz II, and Borrower shall have received from each Collateral Obligor such representations and warranties as Lender shall, in its sole discretion, deem satisfactory. The representations and warranties made by Borrower in Section 6 hereof, elsewhere in each of the Loan Documents and by CT Mezz II in the Guaranty, shall be true and complete on and as of the date of the making of such Loan in all material respects (in the case of the representations and warranties in Section 6.09, solely with respect to Eligible Collateral included in the Borrowing Base) with the same force and effect as if made on and as of such date (or, if any such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date). Lender shall have received an officer's certificate signed by a Responsible Officer of Borrower certifying as to the truth and accuracy of the above, which certificate shall also include a representation that (i) Borrower is in compliance with all governmental licenses and authorizations, (ii) Borrower is qualified to do business, validly existing and, to the extent determinable, in good standing, in all required jurisdictions, (iii) the facts set forth in the Diligence Materials related to the Collateral for such Loan are, to the best knowledge of Borrower after diligent inquiry, true and correct (or shall fully explain all adverse changes from the information previously supplied to Lender), (iv) there has been no change in the organizational and authority documents provided to Lender pursuant to Section 5.01(b) hereof since the date of the most recent certification thereof to Lender, and (v) there has been no Material Adverse Effect since the date of the last advance to Borrower hereunder. If required, Lender shall also receive a similar Certificate executed by a Responsible Officer of CT Mezz II.

           (c) the aggregate outstanding principal amount of the Loans shall not exceed the Borrowing Base;

           (d) subject to Lender's right to perform one or more Due Diligence Reviews pursuant to Section 11.15 hereof, Lender shall have completed its due diligence review of the Collateral Documents for each item of Collateral and such other documents, records, agreements, instruments, mortgaged properties or information relating to such item of Collateral as Lender in its sole discretion deems appropriate to review and such review shall be satisfactory to Lender in its sole discretion;

           (e) Lender shall have received from Custodian a Trust Receipt, together with a Collateral Schedule and Exception Report with Exceptions (as defined in the Custodial Agreement) as are acceptable to Lender in its sole discretion, in respect of the Eligible Collateral to be pledged hereunder on such Business Day;

           (f) Lender shall have received from Borrower a Lender's Release Letter substantially in the form of Exhibit E hereto (or such other form acceptable to Lender) covering each item of Collateral to be pledged to Lender to the extent such Collateral is subject to a lender's lien;

           (g) none of the following shall have occurred and/or be continuing:

               (i) an event or events shall have occurred resulting in the effective absence of a "repo market" or comparable "lending market" for financing debt obligations secured by mortgage loans or securities for a period of (or reasonably expected to be) at least 30 consecutive days or an event or events shall have occurred resulting in Lender not being able to finance any Loans through the "repo market" or "lending market" with traditional counterparties at rates which would have been reasonable prior to the occurrence of such event or events;

               (ii) an event or events shall have occurred resulting in the effective absence of a "securities market" for securities backed by mortgage loans for a period of (or reasonably expected to be) at least 30 consecutive days or an event or events shall have occurred resulting in Lender not being able to sell securities backed by mortgage loans at prices which would have been reasonable prior to such event or events; or

               (iii) there shall have occurred a material adverse change in the financial condition of Lender which effects (or can reasonably be expected to effect) materially and adversely the ability of Lender to fund its obligations under this Loan Agreement;

           (h) Drawdown Fee. Borrower shall have paid Lender from the proceeds of the advance to be made in connection with such Loan, a Drawdown Fee calculated on the amount of such Loan then being disbursed.

           (i) Transaction Costs. Borrower shall have paid Lender from the proceeds of the advance to be made in connection with such Loan, all Transaction Costs for which bills have been submitted; provided, however, that nothing herein shall be deemed to waive Borrower's obligation to pay all Transaction Costs whether billed before or after the making of a Loan pursuant to which such Transaction Costs were incurred.

           (j) Other Documents. Lender shall have received such other documents, and Borrower shall have taken such other action in order to perfect the security interests created hereunder, as Lender or its counsel shall deem necessary.

           Each request for a borrowing by Borrower hereunder shall constitute a certification by Borrower that all the conditions set forth in this Section 5 have been satisfied (both as of the date of such notice, request or confirmation and as of the date of such borrowing).

           (k) No Morgan Stanley Downgrade. Morgan Stanley Dean Witter & Co.'s corporate bond rating as calculated by S&P or Moody's shall not have been lowered or downgraded to a rating below A- as indicated by S&P or below A3 as indicated by Moody's.

           5.03. Additional Requirements.

           (a) Borrower and Lender recognize and agree that the categories of Collateral set forth in the Recital paragraph hereof and defined herein as categories of assets which may be submitted by Borrower to Lender for review by Lender as Eligible Collateral hereunder are general in nature and that the full scope of such Collateral categories may be unknown. Consequently, the appropriate requirements are not fully known for (i) the documents to be provided by Borrower for underwriting and due diligence review by Lender and
(ii) submittals by Borrower in order to create and perfect a first priority security interest in the Collateral. Therefore, Borrower and Lender agree that, as a further condition precedent to funding a Loan in respect of any Collateral hereunder, Borrower shall have delivered to Lender all information and documents determined by Lender in good faith to be required for its underwriting and examination of such Collateral and for the granting and perfection of a first priority security interest therein.

           (b) Without limiting the generality of the foregoing Section 5.03(a), Borrower shall execute and deliver all documents necessary for the granting of a first priority security interest in any Collateral determined by Lender to be Eligible Collateral hereunder, including without limitation (i) all instruments evidencing indebtedness payable to Borrower or pledged to Borrower as security for a loan, (ii) all instruments granting or perfecting a security interest for the benefit of Borrower or pledged to Borrower as security for a loan (including, without limitation, collateral assignments, pledge agreements and UCC financing statements), (iii) all instruments evidencing an interest in an entity pledged to Borrower as security for a loan (including, without limitation, partnership interests, shares of corporate stock, participation interests, and other beneficial interests of any kind), (iv) all instruments guaranteeing the repayment of indebtedness owed to Borrower, or pledged to Borrower for the repayment of a Loan and (v) all agreements among holders of debt or equity interests providing for a priority among such parties of interests in related assets forming the basis of an item of Collateral.

           5.04. Tax Opinion. Notwithstanding anything to the contrary contained herein, Borrower hereby covenants and agrees to deliver to Lender no later than August 3, 2001, "Tax Opinion" of Borrower's counsel, in such form as is reasonably acceptable to Lender concluding that no Borrower will be treated as engaged in a trade or business within the United States.

           Section 6. Representations and Warranties.

           Borrower represents and warrants to Lender that from and after the First Anniversary and throughout the term of this Loan Agreement:

           6.01. Existence. Borrower (a) is a company duly incorporated and validly existing under the laws of the jurisdiction of its incorporation, (b) has all requisite power, and has all governmental licenses, authorizations, consents and approvals necessary to own its assets and carry on its business as now being or as proposed to be conducted, except where the lack of such licenses, authorizations, consents and approvals would not be reasonably likely to have a Material Adverse Effect on its Property, business or financial condition or prospects; and (c) is qualified to do business, validly existing and is, to the extent determinable, in good standing, in all other jurisdictions in which the nature of the business conducted by it makes such qualification necessary, except where failure so to qualify would not be reasonably likely (either individually or in the aggregate) to have a Material Adverse Effect on its Property, business or financial condition or prospects.

           6.02. Action. Borrower has all necessary power, authority and legal right to execute, deliver and perform its obligations under each of the Loan Documents to which it is a party; the execution, delivery and performance by Borrower of each of the Loan Documents to which it is a party have been duly authorized by all necessary action on its part; and each Loan Document to which it is a party has been duly and validly executed and delivered by Borrower and constitutes a legal, valid and binding obligation of Borrower, enforceable against Borrower in accordance with its terms.

           6.03. Litigation. There are no actions, suits, arbitrations, investigations (including, without limitation, any of the foregoing which are pending or threatened) or other legal or arbitrable proceedings affecting Borrower or any of its Subsidiaries or affecting any of the Property of any of them before any Governmental Authority that (i) questions or challenges the validity or enforceability of any of the Loan Documents or any action to be taken in connection with the transactions contemplated hereby, (ii) makes a claim or claims in an aggregate amount greater than $5,000,000, (iii) which, individually or in the aggregate, if adversely determined, could reasonably be likely to have a Material Adverse Effect, or (iv) requires filing with the Securities and Exchange Commission in accordance with the 1934 Act or any rules thereunder.

           6.04. No Breach. Neither (a) the execution and delivery of the Loan Documents to which it is a party nor (b) the consummation of the transactions therein contemplated in compliance with the terms and provisions thereof will conflict with or result in a breach of the Borrower By-Laws or the certificate of incorporation of Borrower, or any applicable law, rule or regulation, or any order, writ, injunction or decree of any Governmental Authority, or any Servicing Agreement or other material agreement or instrument to which Borrower or any of its Subsidiaries is a party or by which any of them or any of their Property is bound or to which any of them is subject, or constitute a default under any such material agreement or instrument or result in the creation or imposition of any Lien (except for the Liens created pursuant to this Loan
Agreement) upon any Collateral pursuant to the terms of any such agreement or instrument.

           6.05. Approvals. No authorizations, approvals or consents of, and no filings or registrations with, any Governmental Authority or any securities exchange are necessary for the execution, delivery or performance by Borrower of the Loan Documents to which it is a party or for the legality, validity or enforceability thereof, except for filings and recordings in respect of the Liens created pursuant to this Loan Agreement.

           6.06. Use of Proceeds; Margin Regulations. Neither the making of any Loan hereunder, nor the use of the proceeds thereof, will violate or be inconsistent with any provisions of Regulation T, U or X. In addition, no part of the proceeds of any Loan will be used, whether directly, indirectly, immediately, incidentally or ultimately (i) to purchase or carry any "margin stock" within the meaning of Regulation U or to refund indebtedness originally incurred for such purpose, or (ii) for any purpose which entails a violation of, or is inconsistent with, such Regulation U or any other regulations of the Board of Governors of the Federal Reserve System, or (iii) for any purposes prohibited by any applicable law, order, rule, regulation, ordinance or similar code or restriction. If requested by Lender, the Borrower, any applicable Affiliate or Subsidiary of Borrower and the recipient of any portion of the proceeds all or any portion of any Loan shall furnish to Lender a statement on Federal Reserve Form G-3 referred to in Regulation U.

           6.07. Taxes. Borrower and its Subsidiaries have filed all Federal income tax returns and all other material tax returns that are required to be filed by them and have paid all taxes due pursuant to such returns or pursuant to any assessment received by any of them, except for any such taxes as are being appropriately contested in good faith by appropriate proceedings diligently conducted and with respect to which adequate reserves have been provided. The charges, accruals and reserves on the books of Borrower and its Subsidiaries in respect of taxes and other governmental charges are, in the opinion of Borrower, adequate.

           6.08. Investment Company Act. Neither Borrower nor any of its Subsidiaries is an "investment company", or a company "controlled" by an "investment company" within the meaning of the Investment Company Act of 1940, as amended.

           6.09. Collateral; Collateral Security.

           (a) Borrower has not assigned, pledged, or otherwise conveyed or encumbered any Collateral to any other Person other than an Additional Borrower, and immediately prior to the pledge of such Collateral to Lender, unless otherwise approved by Lender in writing, either Initial Borrower or the applicable Additional Borrower, as the case may be, was the sole owner of such Collateral and had good and marketable title thereto, free and clear of all Liens, in each case except for Liens to be released simultaneously with the Liens granted in favor of Lender hereunder. No Collateral pledged to Lender hereunder was acquired by Borrower from an Affiliate of Borrower unless otherwise approved by Lender in writing.

           (b) The provisions of this Loan Agreement are effective to create in favor of Lender a valid security interest in all right, title and interest of Borrower in, to and under the Collateral.

           (c) As to all other Collateral, upon receipt by Custodian of all documents set forth in Lender's notice to Borrower and Custodian pursuant to
Section 2.03(b)(x) hereof, Lender shall have a fully perfected first priority security interest therein and in Borrower's interest in the related Property.

           (d) Upon (i) the delivery to Lender or its designee of CMBS or other items of Collateral constituting securities (as defined in Article 8 of the Uniform Commercial Code) in accordance with Section 5.02 hereof and (ii) the filing of financing statements on Form UCC-1 naming Lender as "Secured Party" and Borrower as "Debtor", and describing the Collateral, in the jurisdictions and recording offices for which security interests may be perfected in the Collateral by the filing of UCC financing statements, the security interests granted hereunder in the Collateral will constitute fully perfected first priority security interests under the Uniform Commercial Code in all right, title and interest of Borrower in, to and under such Collateral, and, without limiting the foregoing, Lender will have a "securities entitlement" (as defined in Article 8 of the Uniform Commercial Code) in the Collateral referenced in the foregoing clause (i).

           6.10. Chief Executive Office. Borrower's registered office is c/o Caledonian Bank & Trust Limited, P.O. Box 1043 GT, Caledonian House, 69 Dr. Roys Drive, Cayman Islands.

           6.11. Location of Books and Records. The location where Borrower keeps its books and records, including all computer tapes and records relating to the Collateral is its "Address for Notices" specified below its name on the signature pages hereof.

           6.12.  True  and  Complete  Disclosure.  The  information,   reports,
financial statements, exhibits and schedules furnished in writing by or on behalf of Borrower to Lender in connection with the negotiation, preparation or delivery of this Loan Agreement and the other Loan Documents or included herein or therein or delivered pursuant hereto or thereto, when taken as a whole, (x) do not contain any untrue statement of material fact and (y) contain all statements of material fact necessary to make the statements herein or therein, in light of the circumstances under which they were made, true. All written information furnished after the date hereof by or on behalf of Borrower to Lender in connection with this Loan Agreement and the other Loan Documents and the transactions contemplated hereby and thereby, will be true, complete and accurate in every material respect, or (in the case of projections) based on reasonable estimates, on the date as of which such information is stated or certified. There is no fact known to the actual knowledge of a Responsible Officer of Borrower, after due inquiry, that could reasonably be expected to have a Material Adverse Effect that has not been disclosed herein, in the other Loan Documents or in a report, financial statement, exhibit, schedule, disclosure letter or other writing furnished to Lender for use in connection with the transactions contemplated hereby or thereby.

           6.13. ERISA. Each Plan to which Borrower or its Subsidiaries make direct contributions, and, to the knowledge of Borrower, each other Plan and each Multiemployer Plan, is in compliance in all material respects with, and has been administered in all material respects in compliance with, the applicable provisions of ERISA, the Code and any other Federal or State law. No event or condition has occurred and is continuing as to which Borrower would be under an obligation to furnish a report to Lender under
Section 7.01(e) hereof assuming a request therefor has been made by Lender.

           6.14. Income Tax. Borrower is not and will not at any time prior to the Termination Date (i) be considered to be engaged in a trade or business within the United States, or (ii) enter into any transaction which may give rise to gain that is taxable to Borrower under Section 897 of the Code.

           Section 7. Covenants of Borrower. Borrower covenants and agrees with Lender that, so long as any Loan is outstanding and until payment in full of all Secured Obligations:

           7.01. Financial Statements, Reports, etc. Borrower shall deliver to Lender for itself and on behalf of CT Mezz II:

           (a) the Monthly Statement;

           (b) as soon as available and in any event within forty-five (45) days after the end of each of the first three quarterly fiscal periods of each fiscal year of Borrower and CT Mezz II, the unaudited (consolidated, if applicable) balance sheets of Borrower and CT Mezz II (and its consolidated Subsidiaries, if applicable) as at the end of such period and the related unaudited (consolidated, if applicable) statements of income and retained earnings and of cash flows for Borrower and CT Mezz II (and its consolidated Subsidiaries, if applicable) for such period and the portion of the fiscal year through the end of such period, setting forth in each case in comparative form the figures for the previous year, accompanied by a certificate of a Responsible Officer of Borrower and CT Mezz II, which certificate shall state that said consolidated financial statements fairly present the consolidated financial condition and results of operations of Borrower and CT Mezz II (and its consolidated Subsidiaries, if applicable) in accordance with GAAP, consistently applied, as at the end of, and for, such period (subject to normal year-end audit adjustments);

           (c) as soon as available and in any event within ninety (90) days after the end of each fiscal year of Borrower and CT Mezz II, the consolidated balance sheets of Borrower and CT Mezz II (and its consolidated Subsidiaries, if applicable) as at the end of such fiscal year and the related consolidated statements of income and retained earnings and of cash flows for Borrower and CT Mezz II (and its consolidated Subsidiaries, if applicable) for such year, setting forth in each case in comparative form the figures for the previous year, accompanied by an opinion thereon of independent certified public accountants of recognized national standing, which opinion shall not be qualified as to scope of audit or going concern and shall state that said consolidated financial statements fairly present the consolidated financial condition and results of operations of Borrower and CT Mezz II (and its consolidated Subsidiaries, if applicable) as at the end of, and for, such fiscal year in accordance with GAAP, and a certificate of such accountants stating that, in making the examination necessary for their opinion, they obtained no knowledge, except as specifically stated, of any Default or Event of Default;

           (d) within forty-five (45) days following the end of each quarter, or within ninety (90) days following the end of each fiscal year, as the case may be, a certificate from a Responsible Officer of Borrower in form and substance reasonably satisfactory to Lender that Borrower and CT Mezz II during such fiscal period or year has observed or performed all of its covenants and other agreements, and satisfied every condition, contained in this Loan Agreement and the other Loan Documents to be observed, performed or satisfied by it, and that there has been no Event of Default and no Material Adverse Effect;

           (e) within fifteen (15) Business Days after Lender's request, such further information with respect to the operation of any real property, the Collateral, the financial affairs of Borrower, CT Mezz II and any Plan and Multiemployer Plan as may be requested by Lender, including all business plans prepared by or for Borrower and CT Mezz II; provided, however, that with respect to information not previously known to, or in the possession of, Borrower relating to any Multiemployer Plan, Borrower shall only be required to provide such information as may be obtained through good faith efforts;

           (f) upon Lender's request, a copy of any financial or other report Borrower shall receive from any underlying obligor with respect to an item of Collateral within fifteen (15) days after Borrower's receipt thereof; and

           (g) such other reports as Lender shall reasonably require.

           7.02. Litigation. Borrower will promptly, and in any event within 10 days after service of process on any of the following, give to Lender notice of all litigation, actions suits, arbitrations, investigations (including, without limitation, any of the foregoing which are pending or threatened) or other legal or arbitrable proceedings affecting Borrower or any of its Subsidiaries or affecting any of the Property of any of them before any Governmental Authority that (i) questions or challenges the validity or enforceability of any of the Loan Documents or any action to be taken in connection with the transactions contemplated hereby, (ii) makes a claim or claims in an aggregate amount greater than $1,000,000.00, or (iii) which, individually or in the aggregate, if adversely determined could reasonably be likely to have a Material Adverse Effect.

           7.03. Existence, etc. Borrower will:

           (a) preserve and maintain its legal existence and all of its material rights, privileges, licenses and franchises (provided that nothing in this Section 7.03(a) shall prohibit any transaction expressly permitted under Section
7.04 hereof);

           (b) comply with the requirements of all applicable laws, rules, regulations and orders of Governmental Authorities (including, without limitation, all environmental laws) if failure to comply with such requirements would be reasonably likely (either individually or in the aggregate) to have a Material Adverse Effect on its Property, business or financial condition, or prospects;

           (c) keep adequate records and books of account, in which complete entries will be made in accordance with GAAP consistently applied;

           (d) not move its chief executive office from the address referred to in Section 6.10 unless it shall have provided Lender 10 days' prior written notice of such change;

           (e) pay and discharge all taxes, assessments and governmental charges or levies imposed on it or on its income or profits or on any of its Property prior to the date on which penalties attach thereto, except for any such tax, assessment, charge or levy the payment of which is being contested in good faith and by proper proceedings and against which adequate reserves are being maintained; and

           (f) permit representatives of Lender, during normal business hours, to examine, copy and make extracts from its books and records, to inspect any of its Properties, and to discuss its business and affairs with its officers, all to the extent reasonably requested by Lender.

           7.04. Prohibition of Fundamental Changes. Borrower shall not enter into any transaction of merger or consolidation or amalgamation, or liquidate, wind up or dissolve itself (or suffer any liquidation, winding up or dissolution) or sell all or substantially all of its assets; provided, that Borrower may enter into a merger or consolidation if (a) the surviving or resulting entity shall be a corporation or partnership organized under the laws of the United States or any state thereof; (b) such entity shall expressly assume by written agreement, in form and substance satisfactory to Lender in Lender's sole discretion, the performance of all of Borrower's duties and obligations under this Loan Agreement, the Note and the Loan Documents; and (c) such entity shall be at least as creditworthy as

Borrower, as determined by Lender in Lender's sole and absolute discretion; and, provided, further, that if after giving effect thereto, no Default would exist hereunder.

           7.05. Borrowing Base Deficiency. If at any time there exists a Borrowing Base Deficiency, Borrower shall cure same in accordance with Section
2.04 hereof.

           7.06. Notices. Borrower shall give notice to Lender:

           (a) promptly upon receipt of notice or knowledge of the occurrence of any Default or Event of Default;

           (b) with respect to any Collateral pledged to Lender hereunder, immediately upon receipt of any principal payment (in full or partial) or payment in respect of an Equity Interest;

           (c) with respect to any Collateral pledged to Lender hereunder, immediately upon receipt of notice or knowledge that the underlying Property has been damaged by waste, fire, earthquake or earth movement, windstorm, flood, tornado or other casualty, or otherwise damaged so as to affect adversely the Asset Value of such pledged Collateral;

           (d) promptly upon receipt of notice or knowledge of (i) any default related to any Collateral unless otherwise specifically approved by Lender in writing, (ii) any Lien or security interest (other than security interests created hereby or by the other Loan Documents) on, or claim asserted against, any of the Collateral, (iii) any event or change in circumstances has or could reasonably be expected to have an adverse affect on the Collateral Value of the Collateral for a Loan or (iv) any event or change in circumstances which could reasonably be expected to have a Material Adverse Effect;

           (e)  with  respect  to any  item  of  Collateral  pledged  to  Lender hereunder, promptly upon entering into a modification of any documents pertaining to such item of Collateral which would have a material adverse effect on such item of Collateral; and

           (f) with respect to any Collateral pledged to Lender hereunder, immediately upon the acquisition or receipt by Borrower or any Affiliate of Borrower of any interest of any kind in respect of such Collateral which interest has not been pledged to Lender as Collateral under this Loan Agreement.

           Each notice pursuant to this Section shall be accompanied by a statement of a Responsible Officer of Borrower setting forth details of the occurrence referred to therein and stating what action Borrower has taken or proposes to take with respect thereto.

           7.07. Reports. Borrower shall provide Lender with a quarterly report, which report shall include, among other items, a summary of Borrower's delinquency and loss experience with respect to any Collateral serviced by Borrower, any Servicer or any designee of either, plus any such additional reports as Lender may reasonably request with respect to Borrower's or any Servicer's servicing portfolio or pending originations of Collateral.

           7.08. Transactions with Affiliates. Borrower will not, except as approved by Lender in writing, enter into any transaction in any manner relating to any item of Collateral hereunder, including without limitation any purchase, sale, lease or exchange of property or the rendering of any service, with any Affiliate; provided, however, that Lender may consider for approval any such transaction which is (a) otherwise permitted under this Loan Agreement, (b) in the ordinary course of Borrower's business and (c) upon fair and reasonable terms no less favorable to Borrower than it would obtain in a comparable arm's length transaction with a Person which is not an Affiliate, or make a payment under such transactions that is not otherwise permitted by this Section 7.08 to any Affiliate. In no event shall Borrower pledge to Lender hereunder any items of Collateral acquired by Borrower from an Affiliate of Borrower other than an Additional Borrower.

           7.09. Foreclosure or Other Remediation by Borrower. Borrower may propose, and Lender will consider but shall be under no obligation to approve, strategies for the foreclosure or other realization upon the security for underlying loans held by Borrower relating to items of Collateral hereunder.

           7.10. Limitation on Liens. Borrower will defend the Collateral against, and will take such other action as is necessary to remove, any Lien, security interest or claim on or to the Collateral, other than the security interests created, or otherwise specifically permitted in writing by Lender under this Loan Agreement, and Borrower will defend the right, title and interest of Lender's in and to any of the Collateral against the claims and demands of all persons whomsoever. Borrower may request from time to time, subject to Lender's approval in Lender's sole determination, to sell participation interests in its interests in items of Collateral, the sale of which participation interests shall be arm's length transactions and subject to such terms and conditions as Lender in its sole discretion shall require.

           7.11. Limitations on Distributions. After the occurrence and during the continuation of any Event of Default Borrower shall not make any payment on account of, or set apart assets for, a sinking or other analogous fund for the purchase, redemption, defeasance, retirement or other acquisition of any equity or partnership interest of Borrower, whether now or hereafter outstanding, or make any other distribution in respect thereof, either directly or indirectly, whether in cash or property or in obligations of Borrower.

           7.12. Maintenance of Ratio of Earnings Before Interest, Taxes, Depreciation and Amortization to Interest and Preferred Dividends. Borrower shall not permit the ratio of (a) earnings before interest, taxes, depreciation and amortization (excluding dividends) to (b) the sum of (i) interest expense and (ii) preferred dividends (specifically excluding any convertible trust preferred dividends) to be less than 1.20:1.

           7.13. (a) Maintenance of Ratio of Total Indebtedness to Tangible Net Worth. Borrower shall not permit the ratio of Total Indebtedness to Tangible Net Worth at any time to be greater than 3:1. Lender may consider waiving the foregoing requirements under certain circumstances if requested by Borrower; however, Lender shall be under no obligation to do so.

           (b) Maintenance of Ratio of Total Adjusted Indebtedness to Tangible Net Worth. In addition, Borrower shall not permit the ratio of Total Adjusted Indebtedness to Tangible Net Worth to be greater than 2:1. Lender may consider waiving the foregoing requirements under certain circumstances if requested by Borrower; however, Lender shall be under no obligation to do so.

           7.14. Servicer; Servicing Tape. Borrower shall provide to Lender on the fifteenth calendar day of each month, or if such day is not a Business Day then on the first Business Day immediately following such day, a computer readable file containing servicing information, including without limitation those fields specified by Lender from time to time, on a loan-by-loan basis and in the aggregate, with respect to the Mortgage Loans, Mezzanine Loans and Equity Interests serviced hereunder by Borrower or any Servicer. Borrower shall not cause any Collateral to be serviced by any servicer other than a servicer expressly approved in writing by Lender.

           7.15. Remittance of Prepayments. Borrower shall remit, with sufficient detail to enable Lender to appropriately identify the Loan, or Loans, to which any amount remitted applies, to Lender on each Business Day all principal prepayments that Borrower has received during the previous Business Day in an amount equal to the sum of the Asset-Specific Loan Balances being prepaid, together with all interest due thereon through the date of such remittance, any and all charges due with respect to such Loans and any and all costs and expenses incurred by Lender (as provided in this Loan Agreement) in connection with such Loans and the prepayment thereof.

           Section 8. Events of Default. Each of the following events shall constitute an event of default (an "Event of Default") hereunder:

           (a) (i) Borrower shall default in the payment of any principal of or interest on any Loan when due (whether at stated maturity, upon acceleration or at mandatory or optional prepayment); or (ii) CT Mezz II shall default in the payment of any amount due under the Parent Guaranty when due.

           (b) Borrower shall default in the payment of any principal of or interest on any MS Indebtedness when due (whether at stated maturity, upon acceleration or at mandatory or optional prepayment); or

           (c) Borrower shall default in the payment of any other amount payable by it hereunder or under any other Loan Document after notification by Lender of such default, and such default shall have continued unremedied for seven (7) Business Days; or

           (d) any representation, warranty or certification made or deemed made herein, or in any other Loan Document by Borrower or CT Mezz II or any certificate furnished to Lender pursuant to the provisions hereof or thereof shall prove to have been false or misleading in any material respect as of the time made or furnished (other than the representations and warranties set forth in Section 6 hereof which shall be considered solely for the purpose of Section 2.04(b) hereof; unless Borrower shall have made any such representations and warranties with knowledge that they were materially false or misleading at the time made); or

           (e) Borrower shall fail to comply with the requirements of Section 6.14, Section 7.03(a), Section 7.04, Section 7.05, Section 7.06, or Sections
7.08 through 7.15 hereof; or Borrower shall otherwise fail to comply with the requirements of Section 7.03 hereof and such default shall continue unremedied for a period of ten (10) Business Days; or Borrower shall fail to observe or perform any other covenant or agreement contained in this Loan Agreement or any other Loan Document and such failure to observe or perform shall continue unremedied for a period of ten (10) Business Days; or CT Mezz II shall fail to observe or perform any covenant or agreement contained in the Parent Guaranty and such failure to observe or perform shall continue unremedied for a period of ten (10) Business Days; or

           (f) a final judgment or judgments for the payment of money in excess of $5,000,000.00 in the aggregate shall be rendered against Borrower or CT Mezz II or any of their respective Subsidiaries by one or more courts, administrative tribunals or other bodies having jurisdiction and the same shall not be satisfied, discharged (or provision shall not be made for such discharge) or bonded, or a stay of execution thereof shall not be procured, within thirty (30) days from the date of entry thereof, and Borrower or any such Subsidiary shall not, within said period of thirty (30) days, or such longer period during which execution of the same shall have been stayed or bonded, appeal therefrom and cause the execution thereof to be stayed during such appeal; or

           (g) Borrower or CT Mezz II shall admit in writing its inability to pay its debts as such debts become due; or

           (h) Borrower or CT Mezz II or any of their respective Subsidiaries shall (i) apply for or consent to the appointment of, or the taking of possession by, a receiver, custodian, trustee, examiner or liquidator or the like of itself or of all or a substantial part of its property, (ii) make a general assignment for the benefit of its creditors, (iii) commence a voluntary case under the Bankruptcy Code, (iv) file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, reorganization, liquidation, dissolution, arrangement or winding-up, or composition or readjustment of debts, (v) fail to controvert in a timely and appropriate manner, or acquiesce in writing to, any petition filed against it in an involuntary case under the Bankruptcy Code or (vi) take any corporate or other action for the purpose of effecting any of the foregoing; or

           (i) a proceeding or case shall be commenced, without the application or consent of Borrower or CT Mezz II or any of their respective Subsidiaries, in any court of competent jurisdiction, seeking (i) its reorganization, liquidation, dissolution, arrangement or winding-up, or the composition or readjustment of its debts, (ii) the appointment of, or the taking of possession by, a receiver, custodian, trustee, examiner, liquidator or the like of Borrower or CT Mezz II or any such Subsidiary or of all or any substantial part of its property, or (iii) similar relief in respect of Borrower or CT Mezz II or any such Subsidiary under any law relating to bankruptcy, insolvency, reorganization, liquidation, dissolution, arrangement or winding-up, or composition or adjustment of debts, and such proceeding or case shall continue undismissed, or an order, judgment or decree approving or ordering any of the foregoing shall be entered and continue unstayed and in effect, for a period of thirty (30) or more days; or an order for relief against Borrower or CT Mezz II or any such Subsidiary shall be entered in an involuntary case under the Bankruptcy Code; or

           (j) the Custodial Agreement or any Loan Document shall for whatever reason be terminated or cease to be in full force and effect, or the enforceability thereof shall be contested by Borrower; or

           (k) Borrower shall grant, or suffer to exist, any Lien on any Collateral except the Liens contemplated hereby; or the Liens contemplated hereby shall cease to be first priority perfected Liens on the Collateral in favor of Lender or shall be Liens in favor of any Person other than Lender; or

           (l) Borrower or CT Mezz II or any of their respective Subsidiaries shall be in default under any note, indenture, loan agreement, guaranty, swap agreement or any other contract to which it is a party (other than MS Indebtedness), which default (i) involves the failure to pay a matured obligation, or (ii) permits the acceleration of the maturity of obligations by any other party to or beneficiary of such note, indenture, loan agreement, guaranty, swap agreement or other contract, in any such case in which the amount of such obligation or obligations, in the aggregate, exceed $10,000,000.00;

           (m) any materially adverse change in the Property, business, financial condition or prospects of Borrower or CT Mezz or any of their respective Subsidiaries shall occur, in each case as determined by Lender in its sole discretion, or any other condition shall exist which, in Lender's sole discretion, constitutes a material impairment of Borrower's ability to perform its obligations under this Loan Agreement, the Note or any other Loan Document or the ability of CT Mezz II to perform its obligations under the Parent Guaranty;

           (n) MS & Co.'s corporate bond rating has been lowered or downgraded to a rating below A- by S&P or A3 by Moody's and Borrower shall have failed to repay all amounts owing to Lender under this Agreement, the Note and the other Loan Documents within 90 days following such downgrade;

           (o) either CTIMCO or a wholly-owned Subsidiary of CIG shall not be the investment manager of Borrower pursuant to the Investment Management Agreement; or

           (p) the matters set forth in the certificate delivered by Borrower, CTMP II, CT Mezz II, CT-F2, GREM II and CTI pursuant to paragraph 5.01(c) shall at any time cease to be true.

           Section 9. Remedies Upon Default.

           (a) Upon the occurrence of one or more Events of Default other than those referred to in Section 8(g) or (h), Lender may immediately declare the principal amount of the Loans then outstanding under the Note to be immediately due and payable, together with all interest thereon and fees and expenses accruing under this Loan Agreement. Upon the occurrence of an Event of Default referred to in Sections 8(g) or (h), such amounts shall immediately and automatically become due and payable without any further action by any Person.
Upon  such  declaration  or  such  automatic  acceleration,   the
balance then outstanding on the Note shall become immediately due and payable, without presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by Borrower.

           (b) Upon the occurrence of one or more Events of Default, Lender shall have the right to obtain physical possession of the Servicing Records and all other files of Borrower relating to the Collateral and all documents relating to the Collateral which are then or may thereafter come in to the possession of Borrower or any third party acting for Borrower and Borrower shall deliver to Lender such assignments as Lender shall request. Lender shall be entitled to specific performance of all agreements of Borrower contained in this Loan Agreement.

           (c) Upon the occurrence of an Event of Default, without limiting any other rights or remedies of Lender, Lender shall have the right to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held by or for account of Lender or Lender's Affiliates to any indebtedness at any time owing to Lender to the credit or for the account of Borrower against any and all of the Indebtedness of Borrower, irrespective of whether Lender shall have made any demand under this Loan Agreement, the Note, any other Security Document or any other document executed in connection with any other MS Indebtedness.

           Section 10. No Duty of Lender. The powers conferred on Lender hereunder are solely to protect Lender's interests in the Collateral and shall not impose any duty upon it to exercise any such powers. Lender shall be accountable only for amounts that it actually receives as a result of the exercise of such powers, and neither it nor any of its officers, directors, employees or agents shall be responsible to Borrower for any act or failure to act hereunder, except for its or their own gross negligence or willful misconduct.

           Section 11. Miscellaneous.

           11.01. Waiver. No failure on the part of Lender to exercise and no delay in exercising, and no course of dealing with respect to, any right, power or privilege under any Loan Document shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power or privilege under any Loan Document preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The remedies provided herein are cumulative and not exclusive of any remedies provided by law.

           11.02. Notices. Except as otherwise expressly permitted by this Loan Agreement, all notices, requests and other communications provided for herein and under the Custodial Agreement (including without limitation any modifications of, or waivers, requests or consents under, this Loan Agreement) shall be given or made in writing (including without limitation by telex or telecopy) delivered to the intended recipient at the "Address for Notices" specified below its name on the signature pages hereof or thereof; or, as to any party, at such other address as shall be designated by such party in a written notice to each other party. Except as otherwise provided in this Loan Agreement and except for notices given under Section 2 (which shall be effective only on receipt), all such communications shall be deemed to have been duly given when transmitted by telex or telecopy or personally delivered or, in the case of a mailed notice, upon receipt, in each case given or addressed as aforesaid.

           11.03. Indemnification and Expenses.

           (a) Borrower agrees to hold Lender, and its Affiliates and their officers, directors, employees, agents and advisors (each an "Indemnified Party") harmless from and indemnify any Indemnified Party against all liabilities, losses, damages, judgments, costs and expenses of any kind which may be imposed on, incurred by or asserted against such Indemnified Party (collectively, the "Costs") relating to or arising out of this Loan Agreement, the Note, any other Loan Document or any transaction contemplated hereby or thereby, or any amendment, supplement or modification of, or any waiver or consent under or in respect of, this Loan Agreement, the Note, any other Loan Document or any transaction contemplated hereby or thereby, that, in each case, results from anything other than any Indemnified Party's gross negligence or willful misconduct. Without limiting the generality of the foregoing, the Borrower agrees to hold any Indemnified Party harmless from and indemnify such Indemnified Party against all Costs with respect to all Collateral Loans and Equity Interests relating to or arising out of any violation or alleged violation of any environmental law, rule or regulation or any consumer credit laws, including without limitation the Truth in Lending Act and/or the Real Estate Settlement Procedures Act, that, in each case, results from anything other than such Indemnified Party's gross negligence or willful misconduct. In any suit, proceeding or action brought by an Indemnified Party in connection with any Collateral for any sum owing thereunder, or to enforce any provisions of any Collateral Documents, Borrower will save, indemnify and hold such Indemnified Party harmless from and against all expense, loss or damage suffered by reason of any defense, set-off, counterclaim, recoupment or reduction or liability whatsoever of the account debtor or obligor thereunder, arising out of a breach by Borrower of any obligation thereunder or arising out of any other agreement, indebtedness or liability at any time owing to or in favor of such account debtor or obligor or its successors from Borrower. Borrower also agrees to reimburse an Indemnified Party as and when billed by such Indemnified Party for all such Indemnified Party's costs and expenses incurred in connection with the enforcement or the preservation of such Indemnified Party's rights under this Loan Agreement, the Note, any other Loan Document or any transaction contemplated hereby or thereby, including without limitation the reasonable fees and disbursements of its counsel. Borrower hereby acknowledges that, notwithstanding the fact that the Note is secured by the Collateral, the obligation of Borrower under the Note is a recourse obligation of the Borrower.

           (b) Borrower agrees to pay as and when billed by Lender all of the out-of-pocket costs and expenses incurred by Lender in connection with the development, preparation and execution of, and any amendment, supplement or modification to, this Loan Agreement, the Note, any other Loan Document or any other documents prepared in connection herewith or therewith. Borrower agrees to pay as and when billed by Lender all of the out-of-pocket costs and expenses incurred in connection with the consummation and administration of the transactions contemplated hereby and thereby including without limitation (i) all the reasonable fees, disbursements and expenses of counsel to Lender and
(ii) all the due diligence, inspection, testing and review costs and expenses incurred by Lender with respect to Collateral under this Loan Agreement, including, but not limited to, those costs and expenses incurred by Lender pursuant to Sections 11.03(a), 11.14 and 11.15 hereof.

           11.04. Amendments. Except as otherwise expressly provided in this Loan Agreement, any provision of this Loan Agreement may be modified or supplemented only by an instrument in writing signed by Borrower and Lender and any provision of this Loan Agreement may be waived by Lender.

           11.05. Successors and Assigns. This Loan Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns.

           11.06.  Survival. The obligations of Borrower under Sections 3.03 and
11.03 hereof shall survive the repayment of the Loans and the termination of this Loan Agreement. In addition, each representation and warranty made or deemed to be made by a request for a borrowing, herein or pursuant hereto shall survive the making of such representation and warranty, and Lender shall not be deemed to have waived, by reason of making any Loan, any Default that may arise because any such representation or warranty shall have proved to be false or misleading, notwithstanding that Lender may have had notice or knowledge or reason to believe that such representation or warranty was false or misleading at the time such Loan was made.

           11.07. Captions. The table of contents and captions and section headings appearing herein are included solely for convenience of reference and are not intended to affect the interpretation of any provision of this Loan Agreement.

           11.08. Counterparts. This Loan Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument, and any of the parties hereto may execute this Loan Agreement by signing any such counterpart.

           11.09. Loan Agreement Constitutes Security Agreement; Governing Law. This Loan Agreement shall be governed by New York law without reference to choice of law doctrine, and shall constitute a security agreement within the meaning of the Uniform Commercial Code.

           11.10.   SUBMISSION  TO   JURISDICTION;   WAIVERS.   BORROWER  HEREBY
IRREVOCABLY AND UNCONDITIONALLY:

           (A) SUBMITS FOR ITSELF AND ITS PROPERTY IN ANY LEGAL ACTION OR PROCEEDING RELATING TO THIS LOAN AGREEMENT, THE NOTE AND THE OTHER LOAN
DOCUMENTS, OR FOR RECOGNITION AND ENFORCEMENT OF ANY JUDGMENT IN RESPECT THEREOF, TO THE NON-EXCLUSIVE GENERAL JURISDICTION OF THE COURTS OF THE STATE OF NEW YORK, THE FEDERAL COURTS OF THE UNITED STATES OF AMERICA FOR THE SOUTHERN DISTRICT OF NEW YORK, AND APPELLATE COURTS FROM ANY THEREOF;

           (B) CONSENTS THAT ANY SUCH ACTION OR PROCEEDING MAY BE BROUGHT IN SUCH COURTS AND, TO THE EXTENT PERMITTED BY LAW, WAIVES ANY OBJECTION THAT IT MAY NOW OR HEREAFTER HAVE TO THE VENUE OF ANY SUCH ACTION OR PROCEEDING IN ANY SUCH COURT OR THAT SUCH ACTION OR PROCEEDING WAS BROUGHT IN AN INCONVENIENT COURT AND AGREES NOT TO PLEAD OR CLAIM THE SAME;

           (C) AGREES THAT SERVICE OF PROCESS IN ANY SUCH ACTION OR PROCEEDING MAY BE EFFECTED BY MAILING A COPY THEREOF BY REGISTERED OR CERTIFIED MAIL (OR ANY SUBSTANTIALLY SIMILAR FORM OF MAIL), POSTAGE PREPAID, TO ITS ADDRESS SET FORTH UNDER ITS SIGNATURE BELOW OR AT SUCH OTHER ADDRESS OF WHICH LENDER SHALL HAVE BEEN NOTIFIED; AND

           (D) AGREES THAT NOTHING HEREIN SHALL AFFECT THE RIGHT TO EFFECT SERVICE OF PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR SHALL LIMIT THE RIGHT TO SUE IN ANY OTHER JURISDICTION.

           11.11. WAIVER OF JURY TRIAL. EACH OF BORROWER AND LENDER HEREBY IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING ARISING OUT OF OR RELATING TO THIS LOAN AGREEMENT, ANY OTHER LOAN DOCUMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY.

           11.12. Acknowledgments. Borrower hereby acknowledges that:

           (a) it has been advised by counsel in the negotiation, execution and delivery of this Loan Agreement, the Note and the other Loan Documents;

           (b) Lender has no fiduciary relationship to Borrower, and the relationship between Borrower and Lender is solely that of debtor and creditor; and

           (c) no joint venture exists between Lender and Borrower.

           11.13. Hypothecation or Pledge of Loans. Lender shall have free and unrestricted use of all Collateral and nothing in this Loan Agreement shall preclude Lender from engaging in repurchase transactions with the Collateral or otherwise pledging, repledging, transferring, hypothecating, or rehypothecating the Collateral or pledging or otherwise transferring its rights to payment hereunder in respect of any Loan made hereunder; provided, that no action by Lender referred to in this sentence shall confer on any Person other than Lender any right against Borrower to require any prepayment under Section 2.04 hereof or any right to enforce against Borrower any other provision of this Loan Agreement, but may grant to any Person the right to require Lender to enforce any such provisions. Nothing contained in this Loan Agreement shall obligate Lender to segregate any Collateral delivered to Lender by Borrower.

           11.14. Servicing.

           (a) Borrower covenants to maintain or cause the servicing of the Collateral to be maintained with respect to each type of Collateral pledged to Lender hereunder in conformity with accepted and prudent servicing practices in the industry for such same type of Collateral and in a manner at least equal in quality to the servicing Borrower provides for assets similar to such Collateral which it owns. In the event that the preceding language is interpreted as constituting one or more servicing contracts, each such servicing contract shall terminate automatically upon the earliest of (i) an Event of Default, (ii) the date on which all the Secured Obligations have been paid in full or (iii) the transfer of servicing approved by Borrower and Lender, which Lender's consent shall not be unreasonably withheld. Midland Loan Services, Inc. ("Midland") shall be the initial servicer.

           (b) If the Collateral, or any portion thereof, is serviced by Borrower, (i) Borrower agrees that Lender is the collateral assignee of all servicing records, including but not limited to any and all servicing agreements, files, documents, records, data bases, computer tapes, copies of computer tapes, proof of insurance coverage, insurance policies, appraisals, other closing documentation, payment history records, and any other records relating to or evidencing the servicing of such Collateral (the "Servicing Records"), and (ii) Borrower grants Lender a security interest in all servicing fees and rights relating to such Collateral and all Servicing Records to secure the obligation of Borrower or its designee to service in conformity with this Section and any other obligation of Borrower to Lender. Borrower covenants to safeguard such Servicing Records and to deliver them promptly to Lender or its designee (including Custodian) at Lender's request.

           (c) If the Collateral, or any portion thereof, is serviced by a third party servicer (such third party servicer, the "Servicer"), Borrower (i) shall provide a copy of the servicing agreement to Lender, which shall be in form and substance acceptable to Lender (the "Servicing Agreement"); and (ii) hereby irrevocably assigns to Lender and Lender's successors and assigns all right, title, interest of Borrower in, to and under, and the benefits of, any Servicing Agreement with respect to such Collateral. Any successor to the Servicer shall be approved in writing by Lender prior to such successor's assumption of servicing obligations with respect to such Collateral. The Travelers Real Estate Investment Group ("Travelers") is hereby approved as a Servicer, subject to (x) there having occurred no materially adverse change in Travelers' ability to perform as Servicer prior to the date of Lender's approval hereunder of any servicing agreement between Borrower and Travelers and (y) the satisfaction by Borrower of clause (i) hereof and the delivery by Borrower to Lender of such additional documentation as Lender may require to further evidence the security interest granted to Lender by Borrower in Borrower's interest in any servicing agreement entered into between Borrower and Travelers.

           (d) Borrower shall provide to Lender a letter from Borrower (if Borrower is the Servicer) or the Servicer, as the case may be, to the effect that upon the occurrence of an Event of Default, Lender may terminate any Servicing Agreement and transfer servicing to its designee, at no cost or expense to Lender, it being agreed that Borrower will pay any and all fees required to terminate the Servicing Agreement and to effectuate the transfer of servicing to the designee of Lender.

           (e) After the Funding Date, until the pledge of any Collateral is relinquished by Custodian, Borrower will have no right to modify or alter the terms of any of the documents pertaining to such Collateral and Borrower will have no obligation or right to repossess such Collateral or substitute other Collateral, except as provided in the Custodial Agreement; provided, however, that so long as no Default or Event of Default has occurred and is continuing, Borrower may enter into such modifications of the terms of such documents as do not, as to any individual item of Collateral, (i) result in a negative monetary effect or (ii) constitute a material adverse effect.

           (f)  In  the  event  Borrower  or  its  Affiliate  is  servicing  any
Collateral,   Borrower  shall  permit  Lender  to  inspect   Borrower's  or  its
Affiliate's servicing facilities, as the case may be, for the purpose of satisfying Lender that Borrower or its Affiliate, as the case may be, has the ability to service such Collateral as provided in this Loan Agreement.

           (g) Borrower shall cause the Servicer to provide a copy of each report and notice sent to Borrower to be sent to Lender concurrently therewith.

           11.15. Periodic Due Diligence Review. Borrower acknowledges that Lender has the right to perform continuing due diligence reviews with respect to the Collateral, for purposes of verifying compliance with the representations, warranties and specifications made hereunder, or determining and re-determining the Borrowing Base under Section 2.04(a) hereof, or otherwise, and Borrower agrees that Lender, at its option, has the right at any time to conduct a partial or complete due diligence review on any or all of the Collateral securing the Loans, including, without limitation, ordering new credit reports and Appraisals on the applicable Collateral and otherwise regenerating the information used to originate such Eligible Collateral. Upon reasonable (but no less than one (1) Business Day) prior notice to Borrower, Lender or its authorized representatives will be permitted during normal business hours to examine, inspect, and make copies and extracts of, the Collateral Files and any and all documents, records, agreements, instruments or information relating to such Collateral in the possession or under the control of Borrower and/or
Custodian. Borrower also shall make available to Lender a knowledgeable financial or accounting officer for the purpose of answering questions respecting the Collateral Files and the Collateral. Borrower agrees to cooperate with Lender and any third party underwriter designated by Lender in connection with such underwriting, including, but not limited to, providing Lender and any third party underwriter with access to any and all documents, records, agreements, instruments or information relating to such Collateral in the possession, or under the control, of Borrower. Borrower further agrees that Borrower shall reimburse Lender for any and all out-of-pocket costs and expenses incurred by Lender in connection with Lender's activities pursuant to this
Section 11.15.

           11.16. Intent. The parties recognize that each Loan is a "securities contract" as that term is defined in Section 741 of Title 11 of the United States Code, as amended.

           11.17. Change of Borrower's State of Formation. If Borrower shall change the State or Country under whose laws Borrower shall be incorporated and organized, Borrower shall promptly provide Lender with a copy of its new Declaration of Trust, Articles of Incorporation or similar document, certified by the Secretary of State or other appropriate official of Borrower's new State or Country of formation, if applicable, together with such opinions of counsel regarding such change as Lender, in its sole discretion, shall require.

           11.18. Set-Off. In addition to any rights and remedies of Lender provided by this Loan Agreement and by law, Lender shall have the right, without prior notice to Borrower, any such notice being expressly waived by Borrower to the extent permitted by applicable law, upon any amount becoming due and payable by Borrower hereunder (whether at the stated maturity, by acceleration or otherwise) to set-off and appropriate and apply against such amount any and all deposits (general or special, time or demand, provisional or final), in any currency, and any other credits, indebtedness or claims, in any currency, in each case whether direct or indirect, absolute or contingent, matured or unmatured, at any time held or owing by Lender or any Affiliate thereof to or for the credit or the account of Borrower. Lender agrees promptly to notify Borrower after any such set-off and application made by Lender; provided that the failure to give such notice shall not affect the validity of such set-off and application.

           11.19. Morgan Stanley Downgrade. In the event (a) Morgan Stanley Dean Witter & Co.'s corporate bond rating as calculated by S&P or Moody's shall have been lowered or downgraded to a rating below A- as indicated by S&P or below A3 as indicated by Moody's and (b) Borrower shall have repaid all amounts owing to Lender under this agreement written ninety (90) days following such downgrade, Lender shall refund to Borrower a portion of the sum of (i) the fee paid to Lender pursuant to Section 5.01(a)(ii) hereof and (ii) the Maximum Credit Increase Fee paid to Lender hereunder, if any, in an amount equal to the product of (1) such sum multiplied by (2) 30 basis points (0.30%) multiplied by (3) the quotient of (x) the number of days remaining to, and including, the Termination Date divided by (y) the number of days from and after the date hereof to, and including, the Termination Date.

           11.20. Special Purpose Entity. Borrower shall: (a) not own any assets nor engage in any business other than owning the assets and engaging in the transactions specifically contemplated hereunder and under every other document to be executed pursuant to this Loan Agreement; (b) not incur any indebtedness or obligation, secured or unsecured, direct or indirect, absolute or contingent (including any guarantee thereof), other than pursuant hereto; (c) not make any loans or advances to any third party, and shall not acquire obligations or securities of any of its Affiliates; (d) pay its debts and liabilities (including, as applicable, shared personnel and overhead expenses) only from its own assets; (e) comply with the provisions of its organizational documents; (f) do all things necessary to observe organizational formalities and to preserve its existence, and will not amend, modify or otherwise change its organizational documents, or suffer same to be amended, modified or otherwise changed without the prior written consent of Lender which shall not be unreasonably withheld;
(g) maintain all of its books, records, financial statements and bank accounts separate from those of its Affiliates; (h) be, and at all times will hold itself out to the public as, a legal entity separate and distinct from any other entity (including any of its Affiliates), shall correct any known misunderstanding regarding its status as a separate entity, shall conduct business in its own name, shall not identify itself or any of its Affiliates as a division or part of the other and shall maintain and utilize separate stationary, invoices and checks; (i) maintain adequate capital for the normal obligations reasonably foreseeable in a business of its size and character and in light of its contemplated business operations; (j) not engage in or suffer any change of ownership, dissolution, winding up, liquidation, consolidation or merger in whole or in part; (k) not commingle its funds or other assets with those of any of its Affiliates or any other Person; (l) maintain its assets in such a manner that it will not be costly or difficult to segregate, ascertain or identify its individual assets from those of any of its Affiliates or any other Person; and
(n) cause each of its direct and indirect owners to agree not to (i) file or consent to the filing of any bankruptcy, insolvency or reorganization case or proceeding with respect to Borrower; institute any proceedings under any applicable insolvency law or otherwise seek any relief under any laws relating to the relief from debts or the protection of debtors generally with respect to Borrower; (ii) seek or consent to the appointment of a receiver, liquidator, assignee, trustee, sequester, custodian or any similar official for Borrower or a substantial portion of its properties; or (iii) make any assignment for the benefit of Borrower's creditors.

           11.21. Joint and Several Liability. In the event of the existence of an Additional Borrower, Initial Borrower and each Additional Borrower hereby acknowledge and agree that each entity shall be jointly and severally liable to Lender for all representations, warranties, covenants, obligations and indemnities of Borrower hereunder.



SIGNATURE PAGE FOLLOWS

WITNESS WHEREOF, the parties hereto have caused this Loan Agreement to be duly executed and delivered as a deed as of the day and year first above written.

                  BORROWER

                  CTMP II FUNDING CORP. (MS),
                  a Cayman Islands exempt company


                  By: /s/ Edward L. Shugrue, III
                      -----------------------------------------------
                       Name:  Edward L. Shugrue, III
                       Title: Chief Financial Officer

                  Address for Notices:
                  -------------------

                  410 Park Avenue, 14th Floor
                  New York, New York 10022
                  Attention:  Edward L. Shugrue, III
                              Chief Financial Officer
                  Telecopier No.: (212) 655-0044
                  Telephone No.: (212) 655-0220

                  With a copy to:

                  Paul, Hastings, Janofsky & Walker LLP
                  75 East 55th Street
                  New York, New York 10022
                  Attention: John A. Cahill, Esq.
                  Telecopier No.: (212) 318-6876
                  Telephone No.: (212) 318-6260

                  LENDER

                  MORGAN STANLEY & CO. INTERNATIONAL LIMITED


                  By: /s/ Thomas Wipf
                      -----------------------------------------------
                       Name:  Thomas Wipf
                       Title: Managing Director

                  Address for Notices:
                  -------------------

                  1585 Broadway
                  New York, New York  10036
                  Attention: Mr. Marc Flamino, Whole Loan Operations Mortgage-Backed Securities Department,
                  Fixed-Income Division
                  Telecopier No.: (212)-761-0093
                  Telephone No.: (212)-761-4243

                  With a copy to:

                  Clifford Chance Rogers & Wells LLP
                  200 Park Avenue
                  New York, New York 10166-0153
                  Attention: Frederick B. Utley, III, Esq.
                  Telecopier No.:     (212) 878-8375
                  Telephone No.:      (212) 878-8356

                                   SCHEDULE 1


                        FILING JURISDICTIONS AND OFFICES

                                   SCHEDULE 2

                               APPROVED APPRAISERS



1.         KTR Appraisal Services

2.         Cushman & Wakefield, Inc.

3.         Landauer Real Estate Counselors

4.         CB Commercial

5.         The Weitzman Group

6.         Greenwich Group

7.         Arthur Andersen

8.         Joseph Blake

                                   SCHEDULE 3

                               APPROVED ENGINEERS

1.         EMG

2.         KTR Realty Services

3.         Merritt & Harris, Inc.

4.         C.A. Rich, Inc.

5.         IVI

6.         Dames & Moore

7.         Law

8.         Echland

9.         EM&CA

10.        Acqua Terra

11.        ATC (BCM Engineers)

12.        Horn Chandler & Thomas

                                   SCHEDULE 4

                       APPROVED ENVIRONMENTAL CONSULTANTS



1.         Acqua Terra

2.         Law Environmental

3.         KTR Realty Services

4.         EMG

5.         Clayton

6          Dames & Moore

7          Brown & Root

8.         C.A. Rich, Inc.

9.         Echland

10.        EM&CA

11.        ATC (BCM Engineers)

12.        Front Royal

13.        IVI

                                                                      EXHIBIT A

                            [FORM OF PROMISSORY NOTE]

$225,000,000.00                                             As of  July 16, 2001
                                                            New York, New York

           FOR VALUE RECEIVED, CTMP II FUNDING CORP. (MS), a company incorporated under the laws of the Cayman Islands (the "Borrower"), hereby promises to pay to the order of MORGAN STANLEY & CO. INTERNATIONAL LIMITED (the "Lender"), at the principal office of Lender at 1585 Broadway, New York, New York, 10036, in lawful money of the United States, and in immediately available funds, the principal sum of TWO HUNDRED TWENTY-FIVE MILLION DOLLARS ($225,000,000.00) (or such lesser amount as shall equal the aggregate unpaid principal amount of the Loans made by Lender to Borrower under the Loan Agreement), on the dates and in the principal amounts provided in the Loan Agreement, and to pay interest on the unpaid principal amount of each such Loan, at such office, in like money and funds, for the period commencing on the date of such Loan until such Loan shall be paid in full, at the rates per annum and on the dates provided in the Loan Agreement.

           The date, amount and interest rate of each Loan made by Lender to Borrower, and each payment made on account of the principal thereof, shall be recorded by Lender on its books and, prior to any transfer of this Note, endorsed by Lender on the schedule attached hereto or any continuation thereof; provided, that the failure of Lender to make any such recordation or endorsement shall not affect the obligations of Borrower to make a payment when due of any amount owing under the Loan Agreement or hereunder in respect of the Loans made by Lender.

           This Note is the Note referred to in the CMBS Loan Agreement dated as of July 16, 2001 (as amended, supplemented or otherwise modified and in effect from time to time, the "Loan Agreement") between Borrower and Lender, and evidences Loans made by Lender thereunder. Terms used but not defined in this Note have the respective meanings assigned to them in the Loan Agreement.

           Borrower agrees to pay all Lender's costs of collection and enforcement (including reasonable attorneys' fees and disbursements of Lender's counsel) in respect of this Note when incurred, including, without limitation, reasonable attorneys' fees through appellate proceedings.

           Notwithstanding the pledge of the Collateral, Borrower hereby acknowledges, admits and agrees that Borrower's obligations under this Note are recourse obligations of Borrower to which Borrower pledges its full faith and credit.

           Borrower, and any endorsers or guarantors hereof, (a) severally waive diligence, presentment, protest and demand and also notice of protest, demand, dishonor and nonpayment of this Note, (b) expressly agree that this Note, or any payment hereunder, may be extended from time to time, and consent to the acceptance of further Collateral, the release of any Collateral for this Note, the release of any party primarily or secondarily liable hereon, and (c) expressly agree that it will not be necessary for Lender, in order to enforce payment of this Note, to first institute or exhaust Lender's remedies against Borrower or any other party liable hereon or against any Collateral for this Note. No extension of time for the payment of this Note, or any installment hereof, made by agreement by Lender with any person now or hereafter liable for the payment of this Note, shall affect the liability under this Note of Borrower, even if Borrower is not a party to such agreement; provided, however, that Lender and Borrower, by written agreement between them, may affect the liability of Borrower.

           Any reference herein to Lender shall be deemed to include and apply to every subsequent holder of this Note. Reference is made to the Loan Agreement for provisions concerning optional and mandatory prepayments, Collateral, acceleration and other material terms affecting this Note.

           This Note shall be governed by and construed under the laws of the State of New York (without reference to choice of law doctrine) whose laws Borrower expressly elects to apply to this Note. Borrower agrees that any action or proceeding brought to enforce or arising out of this Note may be commenced in the Supreme Court of the State of New York, Borough of Manhattan, or in the District Court of the United States for the Southern District of New York.

                                       CTMP II FUNDING CORP. (MS),
                                       a Cayman Islands exempt company


                                       By: ____________________________

                                SCHEDULE OF LOANS


This Promissory Note evidences Loans made under the within-described Loan Agreement to Borrower, on the dates, in the principal amounts and bearing interest at the rates set forth below, and subject to the payments and prepayments of principal set forth below.


----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Cumulative
     Name of                 Principal Amount                  Amount Paid        Unpaid          Total Unpaid       Notation
   Collateral     Date Made       of Loan      Interest Rate   or Prepaid    Principal Amount    Principal Amount     Made by
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------



                                                                       EXHIBIT B


                          [FORM OF CUSTODIAL AGREEMENT]
                         [STORED AS A SEPARATE DOCUMENT]

                                                                       EXHIBIT C

                    [FORM OF OPINION OF COUNSEL OF BORROWER]

                                                                       EXHIBIT D

                         [FORM OF REQUEST FOR BORROWING]

CMBS Loan Agreement, dated as of July 16, 2001 (the "Loan and Security Agreement"), by and between Borrower and Morgan Stanley & Co. International Limited (the "Lender"),

Lender:                               Morgan Stanley & Co. International Limited

Borrower:                             [NAME OF BORROWER]

Requested Fund Date:
                                      ------------------------------------------

Transmission Date:
                                      ------------------------------------------

Transmission Time:
                                      ------------------------------------------

[Type of Funding:
                                      ------------------------------------------
(Wet or Dry)

[Type of Loan requested:
                                      ------------------------------------------
Committed or Uncommitted

Number of Mortgage
Loans to be Pledged:
                                      ------------------------------------------
Unpaid Principal Balance:            $
                                      ------------------------------------------

Requested Wire Amount:               $
                                      ------------------------------------------
Wire Instructions:













Requested by:

[NAME OF BORROWER]

By:        ___________________________
           Name:
           Title:

                                                                       EXHIBIT E

                        [FORM OF LENDER'S RELEASE LETTER]
                                     (Date)

Morgan Stanley & Co. International Limited

1585 Broadway

New York, New York 10036

Attention:
          ------------------------------

Facsimile:
          -----------------------------

           Re: Certain Collateral Identified on Schedule A hereto and owned by
               [BORROWER]

           The undersigned hereby releases all right, interest, lien or claim of any kind with respect to the Collateral described in the attached Schedule A, such release to be effective automatically without any further action by any party upon payment in one or more installments, in immediately available finds of $_____, in accordance with the following wire instructions:


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                Very truly yours,

                                [LENDER]

                                By:
                                     -------------------------------------------
                                Name:
                                     -------------------------------------------
                                Title:
                                     -------------------------------------------

                                                                       EXHIBIT F


                           [FORM OF BAILEE AGREEMENT]

                                TABLE OF CONTENTS


                                                                                                         Page


RECITALS             ......................................................................................1

Section 1.           Definitions and Accounting Matters....................................................1

           1.01.     Certain Defined Terms.................................................................1

           1.02.     Accounting Terms and Determinations..................................................13

Section 2.           Loans, Note and Prepayments..........................................................13

           2.01.     Loans................................................................................13

           2.02.     Notes................................................................................14

           2.03.     Procedures for Borrowing.............................................................14

           2.04.     Mandatory Prepayments or Pledge......................................................19

Section 3.           Payments; Computations; Etc..........................................................19

           3.01.     Repayment of Loans; Interest.........................................................19

           3.02.     Payments.............................................................................20

           3.03.     Computations.........................................................................21

           3.04.     U.S. Taxes...........................................................................21

           3.05.     Booking of Loans.....................................................................22

           3.06.     Lender's Funding of Eurodollar Rate Loans............................................22

           3.07.     Funding Costs........................................................................22

           3.08.     Compensation for Increased Costs.....................................................23

           3.09.     Limitation on Types of Loans; Illegality.............................................23

Section 4.           Collateral Security..................................................................24

           4.01.     Collateral; Security Interest........................................................24

           4.02.     Further Assurances...................................................................25

           4.03.     Changes in Locations, Name, etc......................................................25

           4.04.     Lender's Appointment as Attorney-in-Fact.............................................25

           4.05.     Performance by Lender of Borrower's Obligations......................................26

           4.06.     Proceeds.............................................................................26

           4.07.     Remedies.............................................................................27

           4.08.     Limitation on Duties Regarding Preservation of Collateral............................28

           4.09.     Powers Coupled with an Interest......................................................28

           4.10.     Release of Security Interest.........................................................28

           4.11.     Release of Collateral................................................................28

           4.12.     Substitution of Eligible Collateral..................................................28

Section 5.           Conditions Precedent.................................................................29

           5.01.     Initial Loan.........................................................................29

           5.02.     Initial and Subsequent Loans.........................................................30



                                TABLE OF CONTENTS
                                  (continued)
                                                                                                         Page



           5.03.     Additional Requirements..............................................................31

Section 6.           Representations and Warranties.......................................................32

           6.01.     Existence............................................................................32

           6.02.     Action...............................................................................32

           6.03.     Litigation...........................................................................32

           6.04.     No Breach............................................................................32

           6.05.     Approvals............................................................................33

           6.06.     Use of Proceeds; Margin Regulations..................................................33

           6.07.     Taxes................................................................................33

           6.08.     Investment Company Act...............................................................33

           6.09.     Collateral; Collateral Security......................................................33

           6.10.     Chief Executive Office...............................................................34

           6.11.     Location of Books and Records........................................................34

           6.12.     True and Complete Disclosure.........................................................34

           6.13.     ERISA................................................................................34

           6.14.     Income Tax...........................................................................35

Section 7.           Covenants of Borrower................................................................35

           7.01.     Financial Statements, Reports, etc...................................................35

           7.02.     Litigation...........................................................................36

           7.03.     Existence, etc.......................................................................36

           7.04.     Prohibition of Fundamental Changes...................................................36

           7.05.     Borrowing Base Deficiency............................................................37

           7.06.     Notices..............................................................................37

           7.07.     Reports..............................................................................37

           7.08.     Transactions with Affiliates.........................................................37

           7.09.     Foreclosure or Other Remediation by Borrower.........................................38

           7.10.     Limitation on Liens..................................................................38

           7.11.     Limitations on Distributions.........................................................38

           7.12.     Maintenance of Ratio of Earnings Before Interest, Taxes, Depreciation and Amortization
                     to Interest and Preferred Dividends..................................................38

           7.13.     Maintenance of Ratio of Total Indebtedness to Tangible Net Worth.....................38

           7.14.     Servicer; Servicing Tape.............................................................38

           7.15.     Remittance of Prepayments............................................................38

           7.16.     Income Tax...........................................................................39

           7.16.     Income Tax. TC "7.16. Income Tax." \l "2" Each.......................................39



                                TABLE OF CONTENTS
                                  (continued)
                                                                                                         Page




Section 8.           Events of Default....................................................................39

Section 9.           Remedies Upon Default................................................................41

Section 10.          No Duty of Lender....................................................................41

Section 11.          Miscellaneous........................................................................41

           11.01.    Waiver...............................................................................41

           11.02.    Notices..............................................................................42

           11.03.    Indemnification and Expenses.........................................................42

           11.04.    Amendments...........................................................................43

           11.05.    Successors and Assigns...............................................................43

           11.06.    Survival.............................................................................43

           11.07.    Captions.............................................................................43

           11.08.    Counterparts.........................................................................43

           11.09.    Loan Agreement Constitutes Security Agreement; Governing Law.........................43

           11.10.    SUBMISSION TO JURISDICTION; WAIVERS..................................................43

           11.11.    WAIVER OF JURY TRIAL.................................................................44

           11.12.    Acknowledgments......................................................................44

           11.13.    Hypothecation or Pledge of Loans.....................................................44

           11.14.    Servicing............................................................................44

           11.15.    Periodic Due Diligence Review........................................................45

           11.16.    Intent...............................................................................46

           11.17.    Change of Borrower's State of Formation..............................................46

           11.18.    Set-Off..............................................................................46

           11.19.    Morgan Stanley Downgrade.............................................................46

           11.20.    Special Purpose Entity...............................................................47


                                    SCHEDULES

SCHEDULE 1     Filing Jurisdictions and Offices

SCHEDULE 2     Approved Appraisers

SCHEDULE 3     Approved Engineers

SCHEDULE 4     Approved Environmental Consultants


                          EXHIBITS

EXHIBIT A      Form of Promissory Note

EXHIBIT B      Form of Custodial Agreement

EXHIBIT C      Form of Opinion of Counsel to Borrower

EXHIBIT D      Form of Request for Borrowing

EXHIBIT E      Form of Lender's Release Letter

EXHIBIT F      Form of Bailee Agreement

================================================================================










                       MASTER LOAN AND SECURITY AGREEMENT


                              FOR A CREDIT FACILITY

                         IN AN AMOUNT UP TO $225,000,000


                            Dated as of July 16, 2001

                           CTMP II FUNDING CORP.(MS)

                                   as Borrower


                                       and


                MORGAN STANLEY DEAN WITTER MORTGAGE CAPITAL INC.

                                    as Lender

                                TABLE OF CONTENTS

                                                                                                              Page



RECITALS             ...........................................................................................1

Section 1.           Definitions and Accounting Matters.........................................................1

           1.01      "Certain Defined Terms.....................................................................1

           1.02      Accounting Terms and Determinations.......................................................13

Section 2.           Loans, Note and Prepayments...............................................................13

           2.01      Loans.....................................................................................13

           2.02      Notes.....................................................................................13

           2.03      Procedures for Borrowing..................................................................14

           2.04      Mandatory Prepayments or Pledge...........................................................18

Section 3.           Payments; Computations; Etc...............................................................18

           3.01      Repayment of Loans; Interest..............................................................18

           3.02      Payments..................................................................................19

           3.03      Computations..............................................................................20

           3.04      U.S. Taxes................................................................................20

           3.05      Booking of Loans..........................................................................21

           3.06      Lender's Funding of Eurodollar Rate Loans.................................................21

           3.07      Funding Costs.............................................................................21

           3.08      Compensation for Increased Costs..........................................................22

           3.09      Limitation on Types of Loans; Illegality..................................................22

Section 4.           Collateral Security.......................................................................22

           4.01      Collateral; Security Interest.............................................................22

           4.02      Further Assurances........................................................................23

           4.03      Changes in Locations, Name, etc...........................................................24

           4.04      Lender's Appointment as Attorney-in-Fact..................................................24

           4.05      Performance by Lender of Borrower's Obligations...........................................25

           4.06      Proceeds..................................................................................25

           4.07      Remedies..................................................................................25

           4.08      Limitation on Duties Regarding Preservation of Collateral.................................26

           4.09      Powers Coupled with an Interest...........................................................26

           4.10      Release of Security Interest..............................................................26

           4.11      Release of Collateral.....................................................................26

           4.12      Substitution of Eligible Collateral.......................................................26

Section 5.           Conditions Precedent......................................................................27

           5.01      Initial Loan..............................................................................27




                                TABLE OF CONTENTS
                                                                                                              Page

           5.02      Initial and Subsequent Loans..............................................................28

           5.03      Additional Requirements...................................................................29

Section 6.           Representations and Warranties............................................................30

           6.01      Existence.................................................................................30

           6.02      Action....................................................................................30

           6.03      Litigation................................................................................30

           6.04      No Breach.................................................................................30

           6.05      Approvals.................................................................................30

           6.06      Use of Proceeds; Margin Regulations.......................................................31

           6.07      Taxes.....................................................................................31

           6.08      Investment Company Act....................................................................31

           6.09      Collateral; Collateral Security...........................................................31

           6.10      Chief Executive Office....................................................................32

           6.11      Location of Books and Records.............................................................32

           6.12      True and Complete Disclosure..............................................................32

           6.13      ERISA.....................................................................................32

           6.14      Income Tax................................................................................32

Section 7.           Covenants of Borrower.....................................................................32

           7.01      Financial Statements, Reports, etc........................................................32

           7.02      Litigation................................................................................33

           7.03      Existence, etc,...........................................................................33

           7.04      Prohibition of Fundamental Changes........................................................34

           7.05      Borrowing Base Deficiency.................................................................34

           7.06      Notices...................................................................................34

           7.07      Reports...................................................................................35

           7.08      Transactions with Affiliates..............................................................35

           7.09      Foreclosure or Other Remediation by Borrower..............................................35

           7.10      Limitation on Liens.......................................................................35

           7.11      Limitation on Distributions...............................................................35

           7.12      Maintenance of Ratio of Earnings Before Interest, Taxes, Depreciation and
                     Amortization to Interest and Preferred Dividends..........................................35

           7.13      Maintenance of Ratio of Total Indebtedness to Tangible Net Worth..........................36

           7.14      Servicer; Servicing Tape..................................................................36

           7.15      Remittance of Prepayments.................................................................36

           7.16      Income Tax................................................................................36





                                TABLE OF CONTENTS

                                                                                                              Page

Section 8.           Events of Default.........................................................................36

Section 9.           Remedies Upon Default.....................................................................38

Section 10.          No Duty of Lender.........................................................................38

Section 11.          Miscellaneous.............................................................................38

           11.01     Waiver....................................................................................38

           11.02     Notices...................................................................................39

           11.03     Indemnification and Expenses..............................................................39

           11.04     Amendments................................................................................40

           11.05     Successors and Assigns....................................................................40

           11.06     Survival..................................................................................40

           11.07     Captions..................................................................................40

           11.08     Counterparts..............................................................................40

           11.09     Loan Agreement Constitutes Security Agreement; Governing Law..............................40

           11.10     SUBMISSION TO JURISDICTION; WAIVERS.......................................................40

           11.11     WAIVER OF JURY TRIAL......................................................................41

           11.12     Acknowledgments...........................................................................41

           11.13     Hypothecation or Pledge of Loans..........................................................41

           11.14     Servicing.................................................................................41

           11.15     Periodic Due Diligence Review.............................................................42

           11.16     Intent....................................................................................43

           11.17     Change of Borrower's State of Formation...................................................43

           11.18     Set-Off...................................................................................43

           11.19     Morgan Stanley Downgrade..................................................................43

           11.20     Special Purpose Entity....................................................................43


                                TABLE OF CONTENTS
SCHEDULES

SCHEDULE 1     Filing Jurisdictions and Offices

SCHEDULE 2     Approved Appraisers

SCHEDULE 3     Approved Engineers

SCHEDULE 4     Approved Environmental Consultants



EXHIBITS

EXHIBIT A      Form of Promissory Note

EXHIBIT B      Form of Custodial Agreement

EXHIBIT C      Form of Opinion of Counsel to Borrower

EXHIBIT D      Form of Request for Borrowing

EXHIBIT E      Form of Lender's Release Letter

EXHIBIT F      Form of Bailee Agreement

                       MASTER LOAN AND SECURITY AGREEMENT


           MASTER LOAN AND SECURITY AGREEMENT, dated as of July 16, 2001, between CTMP II FUNDING CORP. (MS), a company incorporated under the laws of the Cayman Islands ("Initial Borrower"), and MORGAN STANLEY DEAN WITTER MORTGAGE CAPITAL INC., a New York corporation ("Lender").

                                    RECITALS

           Initial Borrower has requested that Lender from time to time make revolving credit loans to it to finance certain conduit loans, multifamily and commercial mortgage loans, mezzanine loans, equity interests, and other approved collateral owned by Initial Borrower and certain Wholly-Owned Subsidiaries, and Lender is prepared to make such loans upon the terms and conditions hereof. In addition, Initial Borrower has requested that Lender from time to time make revolving credit loans to it to finance certain commercial mortgage-backed securities owned by Initial Borrower and certain Wholly-Owned Subsidiaries and Lender is prepared to make such loans pursuant to the terms and conditions of that certain CMBS Loan Agreement dated as of July 16, 2001 between Initial Borrower and Morgan Stanley International Limited Inc. ("MSIL") (as amended, supplemented, or otherwise modified and in effect from time to time, the "CMBS Loan Agreement"). References herein to commercial mortgage backed securities and related terms are solely to set forth the definitions of Eurodollar Rate Spread, Advance Rate and Maximum Advance Rate for such collateral and the CMBS Loan Agreement shall govern as to all other matters.

           Accordingly, the parties hereto agree as follows:

           Section 1. Definitions and Accounting Matters.

           1.01 "Certain Defined Terms." As used herein, the following terms shall have the following meanings (all terms defined in this Section 1.01 or in other provisions of this Loan Agreement in the singular will have the same meanings when used in the plural and vice versa):

           "Advance Rate" means, for any item of Eligible Collateral, the ratio, expressed as a percentage, set forth opposite the collateral type in the chart provided in the definition of Eurodollar Rate Spread or as otherwise defined or limited herein.

           "Affiliate" shall mean (i) with respect to Lender, any entity which controls, is controlled by, or is under common control with Lender, and (ii) with respect to Borrower, any affiliate of Borrower as such term is defined in the Bankruptcy Code.

           "Additional  Borrower"  has the meaning  provided in Section 2.03 (a)
(iii) hereof.

           "Affiliate Credit Facility" shall mean any one or more agreements between Lender, or an Affiliate of Lender, and Affiliates of Borrower (including, without limitation, that certain (i) Amended and Restated Master Loan and Security Agreement dated as of February 8, 2001 between Capital Trust, Inc. and Lender as amended pursuant to that certain First Amendment to Amended and Restated Master Loan and Security Agreement dated as of July 16, 2001, (ii) that certain Amended and Restated CMBS Loan Agreement dated as of February 8, 2001 between Capital Trust, Inc. and MSIL as amended pursuant to that certain First Amendment to Amended and Restated CMBS Loan Agreement dated as of July 16, 2001, (iii) Master Loan and Security Agreement dated as of September 19, 2000 between CT Mezzanine Partners I LLC and Lender as amended pursuant to that certain First Amendment to Master Loan and Security Agreement dated December 29, 2000 and as further amended pursuant to that certain Second Amendment to Master Loan and Security Agreement dated February 8, 2001 and as further amended pursuant to that certain Third Amendment to Master Loan and Security Agreement dated as of July 16, 2001, and (iv) CMBS Loan Agreement dated as of September 19, 2000 between CT Mezzanine Partners I

LLC as amended by that certain First Amendment to CMBS Loan Agreement dated February 8, 2001 and as further amended pursuant to that certain Second Amendment to CMBS Loan Agreement dated as of July 16, 2001), pursuant to which such Affiliate of Borrower shall incur Indebtedness to Lender or such Affiliate of Lender and including, without limitation, any other loan agreement or repurchase agreement between Lender, or an Affiliate of Lender, and an Affiliate of Borrower.

           "Aggregate   Imbedded  First  Mortgage   Component"  shall  mean  the
aggregate of each Imbedded First Mortgage Component as of the date of such calculation.

           "Amortization Period" shall mean, if the Termination Date shall be extended in accordance with the terms hereof, the period from and after the First Anniversary to, but not including, the date that is nine (9) months after the First Anniversary.

           "Appraisal" means an appraisal of any Property prepared by a licensed appraiser listed on Schedule 3 attached hereto, as such schedule may be amended from time to time by Borrower or Lender upon approval by Lender in its reasonable discretion, in accordance with the Uniform Standards of Professional Appraisal Practice of the Appraisal Foundation, in compliance with the requirements of Title 11 of the Financial Institution Reform, Recovery and Enforcement Act and utilizing customary valuation methods such as the income, sales/market or cost approaches, as any of the same may be updated by recertification from time to time by the appraiser performing such Appraisal.

           "Asset-Specific Loan Balance" means a portion of the Loan allocable to each item of the Eligible Collateral. Such portion initially consists of the sum of all advances of the Loan made on account of such Eligible Collateral, without subtracting from such advances the Drawdown Fee, Lender's Transaction Costs and other advance costs and fees to the extent borrowed by Borrower hereunder. Wherever this Loan Agreement states that principal payments on account of the Loan are to be allocated or applied to or against the Asset-Specific Loan Balance of a specific item of Eligible Collateral, the Asset-Specific Loan Balance of such item of Eligible Collateral shall be deemed reduced accordingly by the amount of the principal payments so applied.

           "Asset Value" shall mean, as of any date in respect of an item of Eligible Collateral, the price at which such Eligible Collateral could readily be sold as determined in the sole good faith of Lender, which price may be determined to be zero. Lender's determination of Asset Value, which may be made at any time and from time to time, shall be conclusive upon the parties. Whenever an Asset Value determination is required under this Loan Agreement, Borrower shall cooperate with Lender in its determination of the Asset Value of each item of Eligible Collateral (including, without limitation, providing all information and documentation in the possession of Borrower regarding such item of Eligible Collateral or otherwise required by Lender in its sole good faith business discretion).

           "Bailee" shall mean Paul, Hastings, Janofsky & Walker LLP or such other third party as Lender may approve.

           "Bailee Agreement" shall mean the Bailee Agreement among Borrower, Lender and Bailee in the form of Exhibit F hereto.

           "Bailee's Trust Receipt and Certification" shall mean a Trust Receipt and Certification in the form annexed to the Bailee Agreement as Attachment 2.

           "Bankruptcy Code" shall mean the United States Bankruptcy Code of 1978, as amended from time to time.

           "Base Rate" means, as determined by Lender on a daily basis, the higher of (a) the rate per annum established by The Chase Manhattan Bank from time to time as its "Prime" Rate or "reference" rate (which Borrower acknowledges is not necessarily such bank's lowest rate) and (b) one-half percentage point (0.5%) (50 basis points) over the Federal Funds Rate, as determined by Lender in its sole discretion.

           "Borrower"  shall  mean  the  Initial  Borrower   together  with  any
Additional Borrower, to the extent applicable.

           "Borrower   By-Laws"  shall  mean  the  Memorandum  and  Articles  of
Association  of  Borrower   adopted  on   incorporation   thereof,   as  amended
supplemented or replaced from time to time with the approval of Lender.

           "Borrowing Base" shall mean the aggregate Collateral Value of all Eligible Collateral pledged to secure the amounts from time to time outstanding under this Loan Agreement.

           "Borrowing  Base  Deficiency"  shall  have the  meaning  provided  in
Section 2.04 hereof.

           "Business Day" shall mean any day other than (i) a Saturday or Sunday or (ii) a day on which the New York Stock Exchange, the Federal Reserve Bank of New York or Custodian is authorized or obligated by law or executive order to be closed.

           "Capital Lease Obligations" shall mean, for any Person, all obligations of such Person to pay rent or other amounts under a lease of (or other agreement conveying the right to use) Property to the extent such obligations are required to be classified and accounted for as a capital lease on a balance sheet of such Person under GAAP, and, for purposes of this Loan Agreement, the amount of such obligations shall be the capitalized amount thereof, determined in accordance with GAAP.

           "CIG" shall mean Citigroup Investments Inc., a Delaware corporation, an Affiliate of Citigroup Inc.

           "CMBS" shall mean, in the singular or plural as the context requires, securities backed by mortgages and other liens on commercial real estate and related collateral or by securities, interests or other obligations backed directly or indirectly by such mortgages.

           "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

           "Collateral" shall have the meaning provided in Section 4.01(b) hereof.

           "Collateral Assignment" shall mean all documents pursuant to which Borrower shall have collaterally assigned all of its right, title and interest in, to and under an item of Collateral to secure a Loan made hereunder.

           "Collateral Documents" shall mean with respect to any Collateral Loan, Equity Interest, or Other Approved Collateral, the documents comprising the Collateral File for such item of Collateral.

           "Collateral File" shall mean, as to each item of Collateral, those documents set forth in a schedule to be delivered by Lender to Custodian and which are delivered to the Custodian pursuant to the terms of this Loan
Agreement or the Custodial Agreement including, without limitation, all documents required by Lender to grant and perfect a first priority security interest in such item of Collateral.

           "Collateral Loan" shall mean, as applicable, a Mortgage Loan or a Mezzanine Loan.

           "Collateral Obligor" shall mean any obligor under any Collateral Loan, any issuer of any security comprising any portion of the Collateral and any entity in which an Equity Interest comprises any portion of the Collateral.

           "Collateral Report" shall mean the collateral schedule and exception report prepared by Custodian pursuant to the Custodial Agreement.

           "Collateral Schedule" shall mean a list of Eligible Collateral to be pledged pursuant to this Loan Agreement, attached to a Custodial Identification Certificate setting forth, as to each item of Eligible Collateral, the applicable information for such Collateral Type specified on Annex 1 to the Custodial Agreement.

           "Collateral Type" shall mean a Mortgage Loan, Mezzanine Loan, Equity Interest and Other Approved Collateral.

           "Collateral Value" shall mean, with respect to each item of Eligible Collateral, the Asset Value of such Eligible Collateral multiplied by the applicable Advance Rate set forth in the definition of "Eurodollar Rate Spread" set forth herein or as otherwise defined or limited herein; provided, that, the Collateral Value shall be deemed to be zero or such greater amount as determined by Lender in respect of each item of Eligible Collateral (1) in respect of which there is a breach of a representation or warranty by a Collateral Obligor, (2) in respect of which there is a delinquency in the payment of principal and/or interest which continues for a period in excess of 30 days (such period to include any applicable grace periods) unless otherwise approved by Lender, or
(3) which has been released from the possession of Custodian under the Custodial Agreement to Borrower for a period in excess of 14 days.

           "Collection Account" shall mean one or more accounts established by the Servicer subject to a security interest in favor of Lender, into which all Collections shall be deposited by the Servicer.

           "Collections" shall mean, collectively, all collections and proceeds on or in respect of the Collateral, excluding collections required to be paid to the Servicer or a borrower on the Collateral.

           "Conduit Loan" shall mean a Mortgage Loan, secured by a first mortgage on a real property, that in Lender's determination, satisfies the following criteria: (i) principal balance not exceeding $40,000,000.00; (ii) interest at a fixed rate with prepayment protection satisfactory to Lender;
(iii) single-asset, bankruptcy remote property owner complying with all nationally recognized statistical rating agency requirements; (iv) no subordinate financing and mortgage and organizational documents prohibiting subordinate financing or unsecured financing not otherwise subject to intercreditor agreements satisfactory to rating agencies; (v) debt service coverage ratio (as determined by Lender in its sole discretion) of not less than 1.25:1 or such higher debt service coverage ratio as may be required by rating agencies; (vi) not having any characteristics that would impair the rating of any securities issued pursuant to a securitization that included a substantial component of mortgages similar to such mortgage; and (vii) in full compliance with such other "conduit" underwriting and structuring requirements as Lender shall establish from time to time.

           "Control" shall mean possession of the power, directly or indirectly, to (a) vote more than fifty percent (50%) of the voting securities having ordinary power for the election of directors of an entity, or (b) direct or cause the direction of the management and policies of such entity, whether by contract or otherwise.

           "CT-F2" shall mean CT-F2-GP, LLC, a Delaware limited liability company and a member of the general partner of CT Mezz II.

           "CT Mezz II" shall mean CT Mezzanine Partners II LP, a Delaware limited partnership, the sole shareholder of CTMP II.

           "CTMP II" shall mean CTMP II Funding Corp., a company incorporated under the laws of the Cayman Islands, the sole shareholder of Borrower.

           "CTI" shall mean Capital Trust, Inc., a Maryland corporation and the sole member of CT-F2.

           "CTIMCO" shall mean CT Investment Management Co., LLC, a Delaware limited liability company and the investment manager of Borrower pursuant to the Investment Management Agreement.

           "Custodial Agreement" shall mean the Custodial Agreement, dated as of the date hereof, among Borrower, Custodian and Lender, substantially in the form of Exhibit B hereto, as the same shall be modified and supplemented and in effect from time to time.

           "Custodial Identification Certificate" shall mean the certificate executed by Borrower in connection with the pledge of Eligible Collateral to Lender in the form of Annex 3 to the Custodial Agreement.

           "Custodian" shall mean Bankers Trust Company as custodian under the Custodial Agreement, and its successors and permitted assigns thereunder.

           "Default" shall mean an Event of Default or an event that with notice or lapse of time or both would become an Event of Default.

           "Diligence Materials" means the Preliminary Due Diligence Package together with the materials requested in the Supplemental Due Diligence List.

           "Direct Mortgage" means a recorded mortgage or deed of trust in favor of Lender on real property.

           "Dollars" and "$" shall mean lawful money of the United States of America.

           "Drawdown Fee" shall mean, for each Loan with respect to any particular item of Eligible Collateral, an amount equal to the product of 0.25% and the principal amount of such Loan; provided, however, that (a) the Drawdown Fee shall be equal to zero to the extent that such Loan is to be made with respect to a Conduit Loan as Collateral and (b) with respect to any other such item of Eligible Collateral, borrowings which are repaid and subsequently reborrowed will not be charged a subsequent Drawdown Fee.

           "Due Diligence Review" shall mean the performance by Lender of any or all of the reviews permitted under Section 11.15 hereof with respect to any or all of the Collateral, as desired by Lender from time to time.

           "Effective Date" shall mean the date upon which the conditions precedent set forth in Section 5.01 shall have been satisfied.

           "Eligible Collateral" shall mean Mortgage Loans, Mezzanine Loans, Equity Interests and Other Approved Collateral as to which the representations and warranties in Section 6.09 hereof are correct.

           "Equity Interest" shall mean any interest in a Person constituting a share of stock or a partnership or membership interest or other right or interest in a Person not characterized as indebtedness under GAAP (including, without limitation, a preferred equity interest).

           "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time.

           "ERISA Affiliate" shall mean any corporation or trade or business that is a member of any group of organizations (i) described in Section 414(b) or (c) of the Code of which Borrower is a member and (ii) solely for purposes of potential liability under Section 302(c)(11) of ERISA and Section 412(c)(11) of the Code and the lien created under Section 302(f) of ERISA and Section 412(n) of the Code, described in Section 414(m) or (o) of the Code of which Borrower is a member.

           "Eurocurrency Reserve Requirements" shall mean, for any day as applied to a Loan, the aggregate (without duplication) of the rates (expressed as a decimal fraction) of reserve requirements in effect on such day (including without limitation basic, supplemental, marginal and emergency reserves under any regulations of the Board of Governors of the Federal Reserve System or other Governmental Authority having jurisdiction with respect thereto), dealing with reserve requirements prescribed for eurocurrency funding (currently referred to as "Eurocurrency Liabilities" in Regulation D of such Board) maintained by a member bank of such Governmental Authority.

           "Eurodollar Base Rate" shall mean, with respect to any Eurodollar Contract Period, the rate per annum equal to the rate appearing at page 3750 of the Telerate Screen as 30 day LIBOR on such date, and if such rate shall not be so quoted, the rate per annum at which Lender is offered Dollar deposits at or about 10:00 A.M., New York City time, on such date by prime banks in the interbank eurodollar market where the eurodollar and foreign currency exchange operations in respect of its Loans are then being conducted for delivery on such day for a period of 30 days and in an amount comparable to the amount of the Loans to be outstanding on such day.

           "Eurodollar Contract Period" means, with respect to each Loan, an interest rate contract period which shall commence on the first Business Day of each calendar month during the term of this Agreement and which shall terminate on the day that immediately precedes the first Business Day of the following month; provided, that: (a) Eurodollar quotations for the period requested are reasonably available to Lender in the Eurodollar market for such Eurodollar Contract Period; (b) in no event shall a Eurodollar Contract Period extend beyond the Termination Date; and (c) the initial Eurodollar Contract Period with respect to each Asset-Specific Loan Balance shall commence on the related Funding Date and shall terminate on the day that immediately precedes the first Business Day of the following month.

           "Eurodollar Rate" shall mean, with respect to each day a Loan is outstanding, a rate per annum determined by Lender in its sole discretion in accordance with the following formula (rounded upwards to the nearest 1/100th of one percent), which rate as determined by Lender shall be conclusive absent manifest error by Lender:

                              Eurodollar Base Rate
                        ---------------------------------
                         1.00 minus Eurocurrency Reserve
                                  Requirements

           "Eurodollar Rate Spread" means (A) as to each Advance Rate the applicable Eurodollar Rate Spread set forth below opposite such Advance Rate for the applicable Collateral type, or such other Eurodollar Rate Spread as may be mutually agreed to by Borrower and Lender:


---------------------------------------------------------------------------------------------------------------------------
                                                                                      Eurodollar Rate Spread (expressed as
                                                                                       percentage points per annum and as
Collateral Type                                                 Advance Rate                      basis points)
--------------------------------------------------------------------------------------------------------------------------
Conduit Loan                                                            90%                 1.25%               125bp
--------------------------------------------------------------------------------------------------------------------------
Non-Conduit Loans (limited to 90% LTV maximum)
      First Mortgage (75% LTV maximum)                                  85%                 1.75%               175bp

--------------------------------------------------------------------------------------------------------------------------
      Subordinate Mortgage Loans, Mezzanine
      Loans, CMBS and Equity Interests*
                                                                        70%                 2.25%               225bp

--------------------------------------------------------------------------------------------------------------------------

* Solely for illustrative purposes, Borrower and Lender agree that the following example of a transaction illustrates their intent: with respect to an item of Collateral that is a First Mortgage Loan for which the appraised value of the underlying real property is $100,000,000, on which a First Mortgage Loan has been made in the aggregate amount of $80,000,000, with Lender advancing hereunder 85% of a 75% LTV ($63,750,000), plus 70% of the remaining 5% LTV (70% of $15,000,000 equals
      $3,500,000), ---- the aggregate loans from Lender to Borrower would equal $67,250,000, resulting in a 84.06% underlying loan-to-loan value. In addition, Lender will finance non-conduit loans originated by Borrower with an aggregate underlying LTV up to 90% and above 90% on a case-by-case basis. The Eurodollar Rate Spread may exceed the levels set forth above on loans with underlying LTVs in excess of 90%.

and (B) notwithstanding anything set forth in clause (A) to the contrary, in the event the Termination Date shall be extended pursuant to the terms hereof, for the period from and after the First Anniversary to, and including, the date the Loans are repaid in full, as to each Advance Rate the sum of (x) the applicable Eurodollar Rate Spread set forth opposite such Advance Rate for the applicable Collateral type in clause (A) above, plus (y) .25 percent, or 25 basis points, per annum.

           "Eurodollar Substitute Rate" means a rate of interest equal to (a) the Base Rate minus (b) Two and eighty-five hundredths percent (2.85%) per annum (285 basis points).

           "Event of Default" shall have the meaning provided in Section 8 hereof.

           "Federal Funds Rate" shall mean, for any day, the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, as published on the next succeeding Business Day by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for the day of such transactions received by Lender from three federal funds brokers of recognized standing selected by Lender.

           "First Anniversary" shall mean the date that is the first anniversary of the date hereof.

           "First Mortgage Exclusion" shall mean 87% of the Aggregate Imbedded First Mortgage Component.

           "Funding Costs" shall mean, collectively, the actual costs to Lender of breaking a Eurodollar contract (or costs that would have been incurred if Lender had entered into and broken a Eurodollar contract for a Eurodollar Contract Period as requested by Borrower) prior to the expiration of the Eurodollar Contract Period applicable thereto in connection with (a) any prepayment (whether voluntary or involuntary) of all or any portion of an Asset-Specific Loan Balance or other principal repayments required or permitted under the Security Documents, that is made at any time other than at the expiration of the related Eurodollar Contract Period, (b) any voluntary or involuntary acceleration of the Termination Date, such that the Termination Date occurs on any date that is not the expiration date of the Eurodollar Contract Period with respect to any Asset-Specific Loan Balance, and (c) any other set of circumstances not attributable solely to Lender's acts. Subject to the foregoing, Funding Costs shall not include any diminution in yield suffered by Lender upon re-lending or re-investing the principal of the Loan after any prepayment of the Loan.

           "Funding Date" shall mean the date on which a Loan is made hereunder.

           "GAAP"   shall  mean   generally   accepted   accounting   principles
consistently applied as in effect from time to time in the United States.

           "Governmental Authority" shall mean any nation or government, any state or other political subdivision thereof, any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government and any court or arbitrator having jurisdiction over any obligor on any underlying loan, Borrower, any of its Subsidiaries or any of its properties.

           "GREMII"   shall  mean  Travelers   General  Real  Estate   Mezzanine
Investments II, LLC, a Delaware limited liability company and a member of the general partner of CT Mezz II.

           "Guarantee" shall mean, as to any Person, any obligation of such Person directly or indirectly guaranteeing any Indebtedness of any other Person or in any manner providing for the payment of any Indebtedness of any other
Person or otherwise protecting the holder of such Indebtedness against loss (whether by virtue of partnership arrangements, by agreement to keep-well, to purchase assets, goods, securities or services, or to take-or-pay or otherwise); provided that the term "Guarantee" shall not include (i) endorsements for collection or deposit in the ordinary course of business, or (ii) obligations to make servicing advances for delinquent taxes and insurance or other obligations in respect of a Mortgaged Property, to the extent required by Lender. The amount of any Guarantee of a Person shall be deemed to be an amount equal to the stated or determinable amount of the primary obligation in respect of which such Guarantee is made or, if not stated or determinable, the maximum reasonably anticipated liability in respect thereof as determined by such Person in good faith. The terms "Guarantee" and "Guaranteed" used as verbs shall have correlative meanings.

           "Imbedded First Mortgage Component" shall mean 75% of the Asset Value of the Eligible Collateral pledged to Lender in connection with each Loan as of the date of such calculation, which calculation shall be made on an individual Loan by Loan basis.

           "Initial Borrower" has the meaning set forth in the heading hereto.

           "Indebtedness" shall mean, for any Person: (a) obligations created, issued or incurred by such Person for borrowed money (whether by loan, the issuance and sale of debt securities or the sale of Property to another Person subject to an understanding or agreement, contingent or otherwise, to repurchase such Property from such Person); (b) obligations of such Person to pay the deferred purchase or acquisition price of Property or services, other than trade accounts payable (other than for borrowed money) arising, and accrued expenses incurred, in the ordinary course of business so long as such trade accounts payable are payable within 90 days of the date the respective goods are delivered or the respective services are rendered; (c) Indebtedness of others secured by a Lien on the Property of such Person, whether or not the respective Indebtedness so secured has been assumed by such Person; (d) obligations (contingent or otherwise) of such Person in respect of letters of credit or similar instruments issued or accepted by banks and other financial institutions for account of such Person; (e) Capital Lease Obligations of such Person; (f) obligations of such Person under repurchase agreements or like arrangements; (g) Indebtedness of others Guaranteed by such Person; (h) all obligations of such Person incurred in connection with the acquisition or carrying of fixed assets by such Person; and (i) Indebtedness of general partnerships of which such Person is a general partner.

           "Interest Rate Protection Agreement" shall mean, with respect to any or all of the Mortgage Loans and Mezzanine Loans, any short sale of US Treasury Securities, or futures contract, or mortgage related security, or Eurodollar futures contract, or options related contract, or interest rate swap, cap or collar agreement or similar arrangements providing for protection against fluctuations in interest rates or the exchange of nominal interest obligations, either generally or under specific contingencies, entered into by any obligor on any underlying loan or Borrower (specifically with respect to such items of Collateral) and acceptable to Lender.

           "Investment Management Agreement" shall mean that certain Fund II Investment Management Agreement dated as of April 9, 2001 between CTIMCO and Initial Borrower, as may be amended from time to time with the approval of Lender.

           "Lender" shall have the meaning provided in the heading hereto.

           "Lien" shall mean any mortgage, lien, pledge, charge, encumbrance, security interest or adverse claim.

           "Loan" and "Loans" shall have the meanings provided in Section 2.01(a) hereof.

           "Loan Agreement" shall mean this Master Loan and Security Agreement, as the same may be amended, supplemented or otherwise modified from time to time.

           "Loan Documents" shall mean, collectively, this Loan Agreement, the Note, The Parent Guaranty and the Custodial Agreement.

           "LTV" shall mean, as to any Eligible Collateral, the ratio that (x) the aggregate outstanding principal balances of all loans (including Loans hereunder) and preferred equity interests secured in whole or in part by real property or direct or indirect beneficial interests therein relating to such Eligible Collateral bears to (y) the value, determined by an Appraisal reasonably acceptable to Lender, of the real property (together with all applicable appurtenant interests and subject to all applicable liens, encumbrances and tenancies), or direct or indirect beneficial interests which form the basis of such Eligible Collateral.

           "Material Adverse Effect" shall mean a material adverse effect on (a) the Property, business, operations, financial condition or prospects of Borrower taken as a whole, (b) the ability of

Borrower to perform its obligations under any of the Loan Documents to which it is a party, (c) the validity or enforceability of any of the Loan Documents, (d) the rights and remedies of Lender under any of the Loan Documents, (e) the timely payment of the principal of or interest on the Loans or other amounts payable in connection therewith or (f) the aggregate value of the Collateral.

           "Maximum Advance Rate" shall mean, as to any item of Eligible Collateral, the maximum Advance Rate that shall be determined by Lender in Lender's sole and absolute discretion; provided, that, with respect to the specific categories of Eligible Collateral referred to in the definition of Eurodollar Rate Spread, the Maximum Advance Rate shall not exceed the respective Advance Rates set forth in such definition.

           "Maximum Credit" shall mean Two Hundred Twenty-Five Million Dollars ($225,000,000.00) or such increased or decreased amount as may be permitted, or otherwise required, pursuant to Section 2.02 (a).

           "Mezzanine Loan" shall mean a loan secured by a pledge of Equity Interests in one or more entities holding direct or indirect beneficial interests in an entity owning (or having a ground lease interest in) a commercial or multi-family residential property, preferred equity interests or a second mortgage.

           "Monthly Statement" shall mean, for each calendar month during which this Loan Agreement shall be in effect, Borrower's reconciliation in arrears of beginning balances, interest, principal, paid-to-date and ending balances for each asset constituting the Collateral, together with (a) an Officer's
Certificate with respect to all Collateral pledged to Lender as at the end of such month, (b) a written report of any developments or events that are reasonably likely to have a Material Adverse Effect, (c) a written report of any and all written modifications to any documents underlying any items of Collateral and (d) such other internally prepared reports as mutually agreed by Borrower and Lender which reconciliation, Officer's Certificate and reports shall be delivered to Lender for each calendar month during the term of this Loan Agreement within ten (10) days following the end of each such calendar month.

           "Mortgage" shall mean the mortgage, deed of trust or other instrument securing a Mortgage Note, which creates a valid lien on the fee or leasehold interest in real property securing the Mortgage Note and the assignment of rents and leases related thereto.

           "Mortgage Loan" shall mean a mortgage loan (including, without limitation, a Conduit Loan) which Custodian has been instructed to hold for Lender pursuant to the Custodial Agreement, and which Mortgage Loan includes, without limitation, (i) the indebtedness evidenced by a Mortgage Note and secured by a related Mortgage and (ii) all right, title and interest of Borrower in and to the Mortgaged Property covered by such Mortgage.

           "Mortgage Note" shall mean the original executed promissory note or other evidence of the indebtedness of a mortgagor with respect to a Mortgage Loan.

           "Mortgaged Property" shall mean the real property (including all improvements, buildings, fixtures, building equipment and personal property thereon and all additions, alterations and replacements made at any time with respect to the foregoing) and all other Collateral securing repayment of the debt evidenced by a Mortgage Note.

           "MS & Co." shall mean Morgan Stanley & Co. Incorporated, a registered broker-dealer.

           "MS Indebtedness" shall mean all Indebtedness from time to time owed by Borrower to Lender or any Affiliate of Lender including, without limitation, under this Loan Agreement, the CMBS Loan Agreement, or any repurchase or other agreement between Lender, or an Affiliate of Lender, and Borrower.

           "Multiemployer Plan" shall mean a multiemployer plan defined as such in Section 3(37) of ERISA to which contributions have been or are required to be made by Borrower or any ERISA Affiliate and that is covered by Title IV of ERISA.

           "'Non-Table' Funded Eligible Collateral" shall mean the items of Eligible Collateral as described in Section 2.03(e) of this Loan Agreement.

           "Note" shall mean the promissory note provided for by Section 2.02(a) hereof for Loans and any promissory note delivered in substitution or exchange therefor, in each case as the same shall be modified, amended, supplemented or extended and in effect from time to time.

           "Officer's Certificate" shall mean the certificate of a Responsible Officer as set forth in Section 5.02(b) hereof.

           "Other Approved Collateral" shall mean such other Property of Borrower as Lender shall accept as Collateral for the Loans.

           "Parent Guaranty" shall mean that certain Parent Guaranty dated of even date herewith executed by the CT Mezz II for the benefit of Lender.

           "Payment Date" shall mean, with respect to each Loan, the first Business Day of each calendar month following the related Funding Date.

           "PBGC" shall mean the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

           "Person" shall mean any individual, corporation, company, voluntary association, partnership, joint venture, limited liability company, trust, unincorporated association or government (or any agency, instrumentality or political subdivision thereof).

           "Plan" shall mean an employee benefit or other plan established or maintained by Borrower or any ERISA Affiliate during the five-year period ended immediately before the date of this Loan Agreement or to which Borrower or any ERISA Affiliate makes, is obligated to make or has, within the five-year period before the date of this Loan Agreement, been required to make contributions and that is covered Title IV of ERISA or Section 302 of ERISA or Section 412 of the Code, other than a Multiemployer Plan.

           "Post-Default Rate" shall mean, in respect of any principal of any Loan or any other amount under this Loan Agreement, the Note or any other Loan Document that is not paid when due to Lender (whether at stated maturity, by acceleration, by optional or mandatory prepayment or otherwise), a rate per annum during the period from and including the due date to but excluding the date on which such amount is paid in full equal to 4% per annum plus the Base Rate.

           "Preliminary Due Diligence Package" means with respect to any proposed Collateral, the following due diligence information relating to such proposed Collateral to be provided by Borrower to Lender pursuant to this Loan
Agreement:

           (i) a summary memorandum outlining the proposed transaction, including potential transaction benefits and all material underwriting risks, all Underwriting Issues and all other characteristics of the proposed transaction that a prudent lender would consider material;

           (ii)   current rent roll, if applicable;

           (iii)  cash  flow   pro-forma,   plus  historical   information,   if
                  available;

           (iv) description of the property (real property, pledged loan or other Collateral);

           (v)    indicative debt service coverage ratios;

           (vi)   indicative loan-to-value ratio;

           (vii) Borrower's or any affiliate's relationship with its potential underlying borrower or any affiliate;

           (viii) if  applicable,   Phase  I  environmental   report  (including
                  asbestos and lead paint report);

           (ix)   if applicable, engineering and structural reports;

           (x) third party reports, to the extent available and applicable, including:

                  (a) current Appraisal;

                  (b)Phase  II  or  other  follow-up   environmental  report  if
                     recommended in Phase I;

                  (c) seismic reports; and

                  (d)operations  and  maintenance  plan with respect to asbestos containing materials;

           (xi) analyses and reports with respect to such other matters concerning the Collateral as Lender may in its sole discretion require;

           (xii) documents comprising such Collateral, or current drafts thereof, including, without limitation, underlying debt and security documents, guaranties, underlying borrower's organizational documents, warrant agreements, and loan and collateral pledge agreements, as applicable; and

           (xiii) a  list  that   specifically  and  expressly   identifies  any
                  Collateral Documents that relate to such Collateral but are not in Borrower's possession.

           "Property" shall mean any right or interest in or to property of any kind whatsoever, whether real, personal or mixed and whether tangible or intangible.

           "Regulations T, U and X" shall mean Regulations T, U and X of the Board of Governors of the Federal Reserve System (or any successor), as the same may be modified and supplemented and in effect from time to time.

           "Responsible Officer" shall mean, as to any Person, the chief executive officer, any vice chairman and the chief financial officer of such Person or, for the purpose of executing certificates, the president, the vice president and counsel responsible therefor.

           "Secured Obligations" shall have the meaning provided in Section 4.01(a) hereof.

           "Security Documents" means this Loan Agreement, the Note, and all other agreements, instruments, certificates and documents delivered by or on behalf of Borrower to evidence or secure the Loan(s) or otherwise in satisfaction of the requirements of this Loan Agreement, or the other documents listed above as same may be amended or modified from time to time.

           "Servicer" shall have the meaning provided in Section 11.14(c) hereof.

           "Servicing Agreement" shall have the meaning provided in Section 11.14(c) hereof.

           "Servicing Records" shall have the meaning provided in Section 11.14(b) hereof.

           "Subsidiary" shall mean, with respect to any Person, any corporation, partnership or other entity of which at least a majority of the securities or other ownership interests having by the terms thereof ordinary voting power to elect a majority of the board of directors or other persons performing similar functions of such corporation, partnership or other entity (irrespective of whether or not at the time securities or other ownership interests of any other class or classes of such corporation, partnership or other entity shall have or might have voting power by reason of the happening of any contingency) is at the time directly or indirectly owned or controlled by such Person or one or more Subsidiaries of such Person or by such Person and one or more Subsidiaries of such Person.

           "Supplemental Due Diligence List" means, with respect to any proposed Collateral, information or deliveries concerning such proposed Collateral, such items that Lender shall request in addition to the Preliminary Due Diligence Package including, without limitation, a credit approval memorandum representing the final terms of the underlying transaction, a final LTV ratio computation and a final debt service coverage ratio computation for such proposed Collateral.

           "'Table Funded' Eligible Collateral" shall mean the items of Eligible Collateral as described in Section 2.03(e) of this Loan Agreement.

           "Termination Date" shall mean the First Anniversary or such earlier date on which this Loan Agreement shall terminate in accordance with the provisions hereof or by operation of law; provided, however, that in the event that (i) this Agreement shall not have been earlier terminated and (ii) no Default shall have occurred and be continuing on the First Anniversary, the Termination Date shall be automatically extended to the date that is nine (9) months after the First Anniversary.

           "Title Insurance Policy" shall mean, with respect to any real property underlying a Collateral Loan, a mortgagee's title insurance policy or policies issued to Lender and Lender's successors and assigns (or, subject to the prior written approval of Lender, an endorsement to Borrower's title insurance policy insuring the collateral assignment to Lender of the applicable mortgage) by one or more title companies reasonably satisfactory to Lender, which policy or policies shall be in form and substance reasonably acceptable to Lender, with such endorsements as Lender shall reasonably require and, with respect to any Collateral Loan, a mortgagee's title insurance policy or policies issued to Lender and Lender's successors and/or assigns by one or more title companies reasonably satisfactory to Lender reflecting Lender's interest in such Collateral Loan.

           "Total Adjusted Indebtedness" shall mean, for any period, the aggregate Indebtedness of Borrower during such period less (i) the amount of any nonspecific balance sheet reserves maintained in accordance with GAAP and (ii) the First Mortgage Exclusion.

           "Total Indebtedness" shall mean, for any period, the aggregate Indebtedness of Borrower during such period less the amount of any nonspecific balance sheet reserves maintained in accordance with GAAP.

           "Transaction Costs" shall mean, with respect to any Loan, all actual out-of-pocket reasonable costs and expenses paid or incurred by Lender and payable by Borrower relating to the making of such Loan (including legal fees and other fees described in Section 11.03 hereof). Lender shall endeavor to limit the Transaction Costs associated with such Loan (excluding the initial
Loan) to $5,000, but the foregoing shall not limit Borrower's obligations with respect to Transaction Costs or constitute a "cap" on Transaction Costs for any Loan. Transaction Costs shall not include costs incurred by Lender for overhead and general administrative expenses.

           "Treasury Regulations" shall mean the regulations prescribed by the Secretary of the Department of the Treasury with the authority granted under the Code, as may be necessary to carry out the purposes of the Code, as amended from time to time.

           "Trust Receipt" shall mean the receipt delivered by Custodian pursuant to the provisions of Section 4 of the Custodial Agreement acknowledging receipt of a Collateral File in connection with a Loan hereunder in the form of Annex 2 to the Custodial Agreement.

           "Underwriting Issues" means with respect to any Collateral as to which Borrower intends to request a Loan, all information that has come to Borrower's attention, based on the making of reasonable inquiries and the exercise of reasonable care and diligence under the circumstances, which would be considered a materially "negative" factor (either separately or in the aggregate with other information), or a material defect in loan documentation or closing deliveries (such as any absence of any material Collateral Document(s)), to a reasonable institutional lender in determining whether to originate or acquire the Collateral in question.

           "Uniform Commercial Code" shall mean the Uniform Commercial Code as in effect on the date hereof in the State of New York; provided that if by reason of mandatory provisions of law, the perfection or the effect of perfection or non-perfection of the security interest in any Collateral is governed by the Uniform Commercial Code as in effect in a jurisdiction other than New York, "Uniform Commercial Code" shall mean the Uniform Commercial Code as in effect in such other jurisdiction for purposes of the provisions hereof relating to such perfection or effect of perfection or non-perfection.

           "Wholly-Owned Subsidiary" shall mean, with respect to any Person, any corporation, partnership or other entity of which 100% of the securities or other ownership interests having by the terms thereof ordinary voting power to elect a majority of the board of directors or other persons performing similar functions of such corporation, partnership or other entity is at the time directly or indirectly owned or controlled by such Person or one or more Subsidiaries of such Person or by such Person and one or more Subsidiaries of such Person.

           1.02 Accounting Terms and Determinations. Except as otherwise expressly provided herein, all accounting terms used herein shall be interpreted, and all financial statements and certificates and reports as to financial matters required to be delivered to Lender hereunder shall be prepared, in accordance with GAAP.

           Section 2. Loans, Note and Prepayments.

           2.01 Loans.

           (a) Lender agrees to consider, as provided herein, from time to time Borrower's requests that Lender make, on the terms and conditions of this Loan Agreement, loans (each, individually, a "Loan" and, collectively, the "Loans") to Borrower in Dollars, from and including the Effective Date to and including the First Anniversary, in an aggregate principal amount at any one time outstanding up to but not exceeding the Maximum Credit as in effect from time to time. Nothing in this Loan Agreement shall be interpreted as a commitment by Lender to make any Loans, but rather sets forth the procedures to be used in connection with periodic requests for Loans and the conditions to the making of any Loans. Borrower hereby acknowledges that Lender is under no obligation to agree to make, or to make, any Loan pursuant to this Loan Agreement.

           (b) Subject to the terms and conditions of this Loan Agreement, during such period Borrower may borrow, prepay and reborrow hereunder.

           2.02 Notes.

           The Loans made by Lender shall be evidenced by a single promissory note of Borrower substantially in the form of Exhibit A hereto, dated the date hereof, payable to Lender in the principal amount of Two Hundred Twenty-Five Million Dollars ($225,000,000.00), as otherwise duly completed. Notwithstanding the foregoing, provided that no Default or Event of Default shall have occurred and be continuing hereunder or under any Affiliate Credit Facility, Borrower may request, on no less than ten (10) Business Days prior written notice delivered to Lender, that the aggregate credit available to Borrower hereunder, under the CMBS Loan Agreement and under any Affiliate Credit Facility be reallocated among such credit agreements; provided, however, that in no event shall the Maximum Credit plus (i) the Maximum Credit (as such term is defined in the CMBS Loan Agreement) under the CMBS Loan Agreement plus (ii) the aggregate Maximum Credit (as such term is defined in any Affiliate Credit Facility) under any existing Affiliate Credit Facility, exceed Four Hundred Million Dollars ($400,000,000.00). In the event (i) that the Maximum Credit is increased or decreased as a result of a reallocation of the Maximum Credit available under any Affiliate Credit Facility or (ii) of the existence of an Additional Borrower, Borrower shall deliver to Lender a substitute Note evidencing such increase, decrease or addition of an Additional Borrower. Lender shall have the right to have its Note subdivided, by exchange for promissory notes of lesser denominations or otherwise and shall have the right to sell participating interests in such Note; provided, however, that Lender must retain (i) in excess of fifty percent (50%) ownership interest in the Note and (ii) control over all decisions with respect to loan pricing and the exercise of remedies with respect to each item of Collateral; and provided, further, however, that Lender may subject up to one hundred percent (100%) of the Loans made hereunder to a repurchase agreement.

           (a) The date, amount and interest rate of each Loan made by Lender to Borrower, and each payment made on account of the principal thereof, shall be recorded by Lender on its books and, prior to any transfer of the Note, endorsed by Lender on the schedule attached to the Note or any continuation thereof; provided that the failure of Lender to make any such recordation or endorsement shall not affect the obligations of Borrower to make a payment when due of any amount owing hereunder or under the Note in respect of the Loans.

           2.03 Procedures for Borrowing.

           (a) Preliminary Approval of Proposed Collateral.

               (i) Borrower may, from time to time, submit to Lender a Preliminary Due Diligence Package for Lender's review and approval in order to request a borrowing hereunder with respect to any proposed Collateral that Borrower proposes to pledge to Lender and to be included in the Borrowing Base in connection with such borrowing.

               (ii) Upon Lender's receipt of a complete Preliminary Due Diligence Package, Lender within two (2) Business Days shall have the right to request, in Lender's sole and absolute discretion, additional diligence materials and deliveries that Lender shall specify on a Supplemental Due Diligence List. Upon Lender's receipt of all of the Diligence Materials or Lender's waiver thereof, Lender, within five (5) Business Days, shall either (i) notify Borrower of the Maximum Advance Rate (which may be less than the Advance Rate set forth in the definition of Eurodollar Rate Spread) and the Asset Value for the proposed Collateral or (ii) deny, in Lender's sole and absolute discretion, Borrower's request for an advance. Lender's failure to respond to Borrower within five (5) Business Days following receipt of all Diligence Materials or Lender's written waiver thereof shall be deemed to be a denial of Borrower's request for an advance, unless Lender and Borrower have agreed otherwise in writing. Nothing in this Section 2.03(a)(ii) or elsewhere in this Loan Agreement shall, or be deemed to, prohibit Lender from determining in its sole discretion the adequacy, correctness and appropriateness of, or from disapproving, any and all financial and other underwriting data required to be supplied by Borrower under this Loan Agreement.

               (iii) Notwithstanding anything to the contrary contained herein, in the event that any Preliminary Due Diligence Package submitted to Lender pursuant to this Section 2.03 shall pertain to Collateral owned by a Wholly-Owned Subsidiary of Borrower, Lender may condition any determination of the Asset Value and any approval of the applicable advance upon the modification of the Loan Documents to include such Wholly-Owned Subsidiary (each, an "Additional Borrower") as an Additional Borrower under the applicable Loan Documents.

           (b) Final Approval of Proposed Collateral. Upon Lender's notification to Borrower of the Maximum Advance Rate and the Asset Value for any proposed Collateral, Borrower shall, if Borrower desires to obtain one or more advances secured by such proposed Collateral, satisfy the conditions set forth below (in addition to satisfying the conditions precedent to obtaining each advance, as set forth in Section 5 of this Loan Agreement) as conditions precedent to Lender's approval of such proposed Collateral as Collateral, all in a manner, and pursuant to documentation, satisfactory in all respects to Lender and its counsel:

               (i) Environmental and Engineering. If applicable, Lender shall have received an Environmental Report and an Engineering Report, each in
      form  and   substance
      satisfactory to Lender, by an Engineer and Environmental Consultant listed on Schedules 3 and 4 attached hereto, respectively, as each such schedule may be amended from time to time by Lender in its reasonable discretion.

               (ii) Appraisal. If applicable, Lender shall have received an Appraisal.

               (iii) Insurance. With respect to proposed Collateral that is real property, Lender shall have received certificates or other evidence of insurance demonstrating insurance coverage in respect of such real property of types, in amounts, with insurers and otherwise in compliance with the terms, provisions and conditions set forth in the Collateral Documents or the Security Documents. Such certificates or other evidence shall indicate Borrower, as lender, will be named as an additional insured as its interest may appear and shall contain a loss payee endorsement in favor of such additional insured with respect to the property policies required to be maintained under the Collateral Documents.

               (iv) Survey. With respect to a Mortgage Loan, a Mezzanine Loan or an Equity Interest, to the extent obtained by Borrower from the Collateral Obligor with respect to any item of Collateral at the origination of the underlying loan or equity interest, as the case may be, relating thereto, Lender shall have received with respect to proposed Collateral that is real property, a current Survey of such real property in a form satisfactory to Lender.

               (v) Lien Search Reports. Lender or Lender's counsel shall have received, as reasonably requested by Lender, satisfactory reports of UCC, tax lien, judgment and litigation searches and title reports and updates, as applicable, conducted by search firms and/or title companies acceptable to Lender with respect to the Collateral, Borrower and the related underlying obligor, such searches to be conducted in each location Lender shall reasonably designate.

               (vi) Title Insurance Policy.

                    (A) With respect to a Mortgage Loan, Borrower shall have delivered to Lender (1) an unconditional commitment to issue title insurance policies in favor of Lender and Lender's successors and/or assigns with respect to Lender's interest in the related real property with an amount of insurance that shall be not less than the related Asset-Specific Loan Balance (taking into account the proposed advance) or such other amount as Lender shall require in its sole discretion or (2) an endorsement or confirmatory letter from the existing title company to the existing Title Insurance Policy in favor of Lender and Lender's successors and/or assigns that amends the existing title insurance policy by stating that the amount of the insurance is no less than the related Asset-Specific Loan Balance (taking into account the proposed advance) or such other amount of title coverage as Lender shall require in its sole discretion.

                    (B) With respect to a Mezzanine Loan or an Equity Interest, Borrower shall have delivered to Lender such evidence as Lender on a case-by-case basis, in its sole discretion, shall require of the ownership of the real property underlying such item of Collateral including, without limitation, a copy of a title insurance policy dated a date, and by a title insurer, in each case acceptable to Lender in its sole discretion, showing that title is vested in the related Collateral Obligor or in an entity in whom such Collateral Obligor holds a beneficial interest.

               (vii) Security Documents. Borrower shall have executed and delivered to Lender, in form and substance satisfactory to Lender and its counsel, all security documents perfecting Lender's security interest in the proposed Collateral (and in any Interest Rate Protection Agreements held by Borrower with respect thereto) which shall be subject to no Liens except as expressly permitted by Lender. Each of the security documents shall contain such representations and warranties concerning the proposed Collateral and such other terms as shall be reasonably satisfactory to Lender.

               (viii) Opinions of Counsel. Lender shall have received from counsel to Borrower its legal opinion as to enforceability of this Loan Agreement, the substitute Note (if applicable), the matters that are the subject of the opinion delivered pursuant to Section 5.04 hereof and all documents executed and delivered hereunder in connection with such Loan, (at Lender's option) an opinion from local counsel where the applicable property is located and an opinion to Borrower and its successors and assigns from counsel to the underlying obligor on the underlying loan transaction, as applicable, as to enforceability of the loan documents governing such transaction and such other matters as Lender shall require (including, without limitation, opinions as to due formation, authority, choice of law and perfection of security interests). Such legal opinions shall be addressed to Lender and its successors and assigns, dated the related Funding Date, and in form and substance reasonably satisfactory to Lender.

               (ix) Additional Real Estate Matters. To the extent obtained by Borrower from the Collateral Obligor relating to any item of Collateral at the origination of the underlying loan or equity interest relating thereto, Borrower shall have delivered to Lender such other real estate related certificates and documentation as may have been requested by Lender, such as (i) certificates of occupancy and letters certifying that the property is in compliance with all applicable zoning laws, each issued by appropriate Governmental Authority and (ii) abstracts of all Leases in effect at the real property relating to such Collateral.

               (x) Additional Borrower. Lender shall have received a substitute Note evidencing the addition of any Additional Borrower owning the proposed Collateral and naming Additional Borrower as obligor thereunder, and such modifications to the other Loan Documents as Lender shall require.  In  addition,  each of the  conditions  precedent  contained  in
      Section 5 hereof shall have been satisfied with respect to each Additional Borrower, the addition of each applicable Additional Borrower shall not cause a default by Borrower under any term, covenant, condition, representation or warranty hereunder, and Lender shall have received such other representations, warranties, certificates, documents and opinions with respect to each Additional Borrower as Lender shall, in its sole discretion, deem satisfactory.

               (xi) Other Documents. Lender shall have received such other documents as Lender or its counsel shall request with respect to each or any item of Collateral.

           (c) Collateral Approval or Disapproval. Within two (2) Business Days following the date upon which Borrower has tendered performance of the conditions enumerated in Sections 2.03(b)(i) through (xi), or has delivered such items or documents fully executed, if applicable, in final form, Lender shall either (i) if the Collateral Documents or the Security Documents with respect to the proposed Collateral are not reasonably satisfactory in form and substance to Lender, notify Borrower that Lender has not approved the proposed Collateral as Collateral or (ii) notify Borrower and Bailee that Lender has approved the proposed Collateral as Collateral and such notice shall identify the documents to be delivered to Custodian in connection with such proposed Collateral pursuant to Sections 2.03 and 5 of this Loan Agreement and shall identify the party whom Lender shall designate to record and/or file, as the case may be, any security documents necessary to perfect Lender's security interest in the Eligible Collateral. The terms of delivery and filing and/or recordation of such security documents shall be set forth in a separate agreement between Lender and its designee. Lender's failure to respond to Borrower within two (2) Business Days shall be deemed to be a denial of Borrower's request that Lender approve the proposed Collateral, unless Lender and Borrower have agreed otherwise in writing.

           (d) Procedure for Borrowing with Respect to Eligible Collateral. Once Lender has approved the Collateral in accordance with Section 2.03(c) above, Borrower may request a Loan hereunder, on any Business Day during the period from and including the Effective Date to and including the Termination Date, by delivering to Lender, with a copy to Custodian, an irrevocable written request for borrowing, substantially in the form of Exhibit D attached hereto, which request must be received by Lender prior to 11:00 a.m., New York City time, one
(l) Business Day prior to the requested Funding Date. Such request for borrowing shall (1) attach a schedule identifying the Eligible Collateral that Borrower proposes to pledge to Lender and to be included in the Borrowing Base in connection with such borrowing, (2) specify the requested Funding Date, and (3) attach an Officer's Certificate signed by a Responsible Officer of Borrower as required by Section 5.02(b) hereof. Contemporaneously with the delivery of the request for borrowing, Borrower shall deliver to Lender with a copy to Custodian, a Custodial Identification Certificate along with the accompanying Collateral Schedule with respect to all proposed Eligible Collateral to be pledged to Lender on the applicable Funding Date.

           (e) Delivery of Collateral Files and Security Documents.

               "Non-Table Funded" Eligible Collateral:


               1) By no later than 1:00 p.m., New York City time, one (1) Business Day prior to any Funding Date, the Borrower and/or the Bailee shall deliver to the Custodian as to any Eligible Collateral on a case-by-case basis, (i) original counterparts of all Collateral Documents comprising the Collateral File, (ii) the security documents described in Section 2.03(b)(vii) above, and (iii) to the extent applicable, any other documents, reports or updated information as Lender shall request pursuant to Section 2.03(b)(i)-(x) and Section 5.03(b) not heretofore finally approved by Lender.

              "Table Funded" Eligible Collateral:

               1) By no later than 1:00 p.m., New York City time, on the Funding Date, the Borrower shall cause the Bailee to deliver to the Custodian by facsimile (i) as to each item of Eligible Collateral, the note, if applicable, evidencing the making of a loan secured by such Eligible Collateral, a fully executed Bailee Agreement and Bailee's Trust Receipt and Certification issued by the Bailee thereunder, (ii) as to all other categories of Eligible Collateral on a case-by-case basis, the delivery of all fully executed documents and instruments required by Lender to comprise the Collateral File and (iii) evidence satisfactory to Lender that all documents necessary to perfect Borrower's interest in the Eligible Collateral have been delivered to a party acceptable to Lender for recordation and filing.

               2) By no later than 1:00 p.m., New York City time, on the third Business Day following the applicable Funding Date, the Borrower shall cause the Bailee to deliver to the Custodian the Collateral File.

           (f) No later than 1:00 p.m., New York City time, on each Funding Date, Borrower shall provide Custodian with a final Custodial Identification Certificate and related Collateral Schedule with respect to the Eligible Collateral to be pledged to the Lender on such Funding Date, indicating any changes, if any, from the Custodial Identification Certificate and related Collateral Schedule heretofore delivered to Lender and Custodian pursuant to
Section 2.03(d) above.

           (g) If Borrower  shall deliver a request for a borrowing  pursuant to
Section 2.03(d) hereof and all conditions precedent set forth in Sections 2.03(a), 2.03(b), 2.03(c), 5.01 and 5.02 have been met, and provided no Default or Event of Default shall have occurred and be continuing, Lender shall make a Loan to Borrower on the requested Funding Date, in the amount so requested and approved by Lender.

           (h) Subject to the delivery by Custodian to Borrower and Lender of a Trust Receipt with a Collateral Schedule in respect to all Collateral pledged to Lender on such Funding Date by no later then 3:00 p.m. on such date, and subject further to the provisions of Section 5 hereof, such borrowing will then be made available to Borrower by Lender transferring, via wire transfer, to the following account of Borrower: Bank of New York, 530 Fifth Avenue, New York, New York, Account No. 630-0439428 for
the benefit of Capital Trust, ABA# 021-000018, Attn: Tarryn Kone ((212) 852-4219), in the aggregate amount of such borrowing in funds immediately available to Borrower. Lender may consider on a case-by-case basis in its sole, absolute discretion alternative funding arrangements requested by Borrower.

           (i) From time to time, the Borrower shall forward to the Custodian additional original documents or additional documents evidencing any (i) assumption, modification, consolidation or extension of a Collateral Loan, or
(iii) any amendment to the operative documents with respect to an Equity Interest, in each case approved by the Lender in accordance with the terms of this Loan Agreement and upon receipt of any such other documents, the Custodian shall hold such other documents as the Lender shall request from time to time.

           (j) With respect to any documents which have been delivered or are being delivered to recording offices for recording and have not been returned to the Borrower in time to permit their delivery hereunder at the time required, in lieu of delivering such original documents, Borrower shall deliver to Lender a true copy thereof with an Officer's Certificate certifying that such copy is a true, correct and complete copy of the original, which has been transmitted for recordation. The Borrower shall deliver such original documents to the Custodian promptly when they are received.

           2.04 Mandatory Prepayments or Pledge.

           (a) Lender may determine and re-determine the Borrowing Base on any Business Day and on as many Business Days as it may elect. If at any time (i) the aggregate outstanding principal amount of Loans exceeds the Borrowing Base (a "Borrowing Base Deficiency"), as determined by Lender in its sole discretion and notified to Borrower on any Business Day, Borrower shall no later than one Business Day after receipt of such notice, or (ii) Borrower shall have received a prepayment of the principal of any loan or preferred equity interest comprising a portion of the Collateral (including, without limitation, the payment of casualty or condemnation proceeds), Borrower shall, not later than one (1) Business Day after receipt of such prepayment, either prepay the Loans in part or in whole or pledge additional Collateral (which Collateral shall be in all respects acceptable to Lender) to Lender, such that after giving effect to such prepayment or pledge the aggregate outstanding principal amount of the Loans does not exceed the Borrowing Base as re-determined by Lender after the addition of Collateral. So long as no Default or Event of Default has occurred and is then continuing, all partial repayments shall be applied against the Asset-Specific Loan Balance relating to the Loan being repaid.

           (b) If at any time under any Collateral Document evidencing Eligible Collateral (x) there is an Event of Default, or event with which the giving of notice or lapse of time or both would become an Event of Default, or (y) any representation or warranty made by or on behalf of the relevant Collateral Obligor becomes false or misleading in any material respect or (z) the relevant Collateral Obligor fails to perform or observe any material covenant or other obligation, Lender may, in its sole discretion and without regard to any determination of the Asset Value of such Eligible Collateral, notify Borrower of such occurrence and may require that the Asset-Specific Loan Balance related to the relevant Eligible Collateral be prepaid in whole or in part in the determination of Lender. Not later than one (1) Business Day after the receipt of such notice, Borrower shall prepay the Asset-Specific Loan Balance related to such Eligible Collateral. Lender may, in its sole discretion, determine and re-determine the amount to be prepaid irrespective of whether or not any statement of fact contained in any Officer's Certificate delivered pursuant to
Section 5.02(b) or (ii) any representation of Borrower set forth in Section 6.12 was true to Borrower's actual knowledge.

           Section 3. Payments; Computations; Etc.

           3.01 Repayment of Loans; Interest.

           (a) Borrower hereby promises to repay in full on the Termination Date the aggregate outstanding principal amount of the Loans; provided, however, in the event the Termination Date shall be extended to the date that is nine (9) months after the First Anniversary pursuant to the terms hereof, Borrower promises to repay such aggregate principal amount of the Loans outstanding on the First

Anniversary by the payment on the first Business Day of each calendar month during the Amortization Period beginning with the first Business day of the first calendar month following the First Anniversary and on the Termination Date, as extended (each, an "Installment Date") of an amount equal to the quotient of (x) the aggregate principal amount of the Loans outstanding as at the First Anniversary divided by (y) nine (9) (such schedule of payments, the "Amortization Schedule"); provided, further, that in the event that Borrower shall repay any portion of the outstanding principal in an amount in excess of the amount then due and payable in accordance with the Amortization Schedule, the Amortization Schedule shall be recalculated such that Borrower shall repay the principal amount of the Loans outstanding on the date of such repayment (after taking such repayment into account) by the payment on each Installment Date remaining in the Amortization Period of an amount equal to the quotient of
(x) the aggregate principal amount of the Loans outstanding on the date of such repayment (after taking such repayment into account) divided by (y) the number of Installment Dates remaining during the Amortization Period. Any repayment of the principal of the Loans made by Borrower to Lender subsequent to an Installment Date shall be credited at the time of such payment and applied to the payment due on next succeeding Installment Date.

           (b) Borrower hereby promises to pay to Lender interest on the unpaid principal amount of each Loan for the period from and including the date of such Loan to but excluding the date such Loan shall be paid in full, at a rate per annum equal to the Eurodollar Rate plus the applicable Eurodollar Rate Spread. Notwithstanding the foregoing, Borrower hereby promises to pay to Lender, to the extent permitted by applicable law, interest at the applicable Post-Default Rate on any principal of any Loan and on any other amount payable by Borrower hereunder or under the Note that shall not be paid in full when due (whether at stated maturity, by acceleration or by mandatory prepayment or otherwise) for the period from and including the due date thereof to but excluding the date the same is paid in full. Payment and acceptance of interest pursuant to this subsection shall not constitute a waiver of any Default and shall not otherwise limit or prejudice any right of Lender hereunder. In no event shall Lender be entitled to receive any proceeds received from any Collateral Obligor in connection with the refinancing and/or final distribution to Lender with respect to any Eligible Collateral to the extent same exceeds the sums provided to be paid to Lender under Section 7.l5 of this Loan Agreement.

           (c) Accrued interest on each Loan shall be payable monthly in arrears on the first Business Day of each month and for the last month of the Loan Agreement on the first Business Day of such last month and on the Termination Date, except that interest payable at the Post-Default Rate shall accrue daily and shall be payable upon such accrual.

           (d) The Loans may be prepaid in whole or in part at any time upon two
(2) Business Days prior written notice, without any penalty or premium; provided, however, that any such prepayment shall be accompanied by an amount representing accrued interest on the principal amount being prepaid and all other amounts then due under the Loan Documents (including, without limitation, all amounts due under Section 3 hereof). Each partial prepayment that is voluntary (as opposed to mandatory under the terms of this Loan Agreement) shall be in an amount of not less than One Hundred Thousand Dollars ($100,000). So long as no Default or Event of Default has occurred and is then continuing, each voluntary prepayment shall be applied to reduce any Asset-Specific Loan Balance as designated by Borrower to Lender in writing.

           (e) With respect to any item of Collateral, Borrower shall repay to Lender an amount equal to the amount of casualty or condemnation proceeds paid to, or for the benefit of, Borrower or any underlying obligor in respect of such item of Collateral to the extent that Borrower is not required under the underlying loan documents with Borrower's obligor to reserve, escrow, readvance or apply such proceeds for the benefit of such obligor or the underlying real property. So long as no Default or Event of Default has occurred and is then continuing, such amounts paid to Lender shall be applied in reduction of the Asset-Specific Loan Balance relating to such item of Collateral.

           3.02 Payments.

           (a) Except to the extent otherwise provided herein, all payments of principal, interest and other amounts to be made by Borrower under this Loan Agreement and the Note shall be made in Dollars, in immediately available funds, without deduction, set-off or counterclaim, to Lender at the following account maintained by Lender: Account No. 40615114, for the account of MSMCI, Citibank, N.A., ABA No. 021000089, Attn: Whole Loan Operations, Mortgage-Backed Securities Department, Fixed Income Division, not later than 1:00 p.m., New York City time, on the date on which such payment shall become due (and each such payment made after such time on such due date shall be deemed to have been made on the next succeeding Business Day). Borrower acknowledges that it has no rights of withdrawal from the foregoing account. Lender shall endeavor to send Borrower a detailed bill on the date which is two (2) Business Days prior to the date on which payment is due; provided, however, that the failure of Lender to send, or of Borrower to receive, such bill shall in no way affect Borrower's obligation to pay amounts due under this Loan Agreement.

           (b) Except to the extent otherwise expressly provided herein, if the due date of any payment under this Loan Agreement or the Note would otherwise fall on a day that is not a Business Day, such date shall be extended to the next succeeding Business Day, and interest shall be payable for any principal so extended for the period of such extension.

           3.03 Computations. Interest on the Loans shall be computed on the basis of a 360-day year for the actual days elapsed (including the first day but excluding the last day) occurring in the period for which payable. Lender shall determine any rate of interest payable on Loans hereunder, and such determination shall be conclusive and binding, absent manifest error.

           3.04 U.S. Taxes.

           (a) Borrower agrees to pay to Lender such additional amounts as are necessary in order that the net payment of any amount due to Lender hereunder after deduction for or withholding in respect of any U.S. Tax (as defined below) imposed with respect to such payment (or in lieu thereof, payment of such U.S. Tax by Lender) or any other tax, imposition, levy or similar charge or assessment against or otherwise applicable to Borrower (whether imposed by a political subdivision or agency of the United States Government, under any law or treaty in force or subsequently enacted under the laws of the Cayman Islands) or otherwise, will not be less than the amount stated herein to be then due and payable; provided that the foregoing obligation to pay such additional amounts, to the extent attributable to a U.S. Tax, shall not apply:

               (i) to any payment to Lender hereunder unless Lender is entitled to submit a Form W-8BEN (relating to Lender and entitling it to a complete exemption from withholding on all interest to be received by it hereunder in respect of the Loans) or Form W-8ECI (relating to all interest to be received by Lender hereunder in respect of the Loans), or

               (ii) to any U.S. Tax imposed solely by reason of the failure by Lender to comply with applicable certification, information, documentation or other reporting requirements concerning the nationality, residence, identity or connections with the United States of America of Lender if such compliance is required by statute or regulation of the United States of America as a precondition to relief or exemption from such U.S. Tax.

For the purposes of this Section 3.04, (x) "Form W-8BEN" shall mean Form W-8BEN (Ownership, Exemption, or Reduced Rate Certificate) of the Department of the Treasury of the United States of America, (y) "Form W-8ECI" shall mean Form W-8ECI (Exemption from Withholding of Tax on Income Effectively Connected with the Conduct of a Trade or Business in the United States) of the Department of the Treasury of the United States of America (or in relation to either such Form such successor and related form as may from time to time be adopted by the relevant taxing authorities of the United States of America to document a claim to which such Form relates), and (z) "U.S. Taxes" shall mean any present or future tax, assessment or other charge or levy imposed by or on behalf of the United States of America, any political subdivision of the United States of America or any taxing authority thereof or therein.

           (b) Within 30 days after paying any such amount to Lender, and within 30 days after it is required by law to remit such deduction or withholding to any relevant taxing or other authority, Borrower shall deliver to Lender evidence satisfactory to Lender of such deduction, withholding or payment (as the case may be).

           (c) Lender represents and warrants to Borrower that on the date hereof Lender is either incorporated under the laws of the United States or a State thereof or is entitled to submit a Form W-8BEN (relating to Lender and entitling it to a complete exemption from withholding on all interest to be received by it hereunder in respect of the Loans) or Form W-8ECI (relating to all interest to be received by Lender hereunder in respect of the Loans). Lender shall not assign or sell participation interests in the Loans made or to be made hereunder to a foreign bank if as a result thereof Lender shall be unable to make the representations set forth in this Section 3.04(c).

           3.05 Booking of Loans. Without limitation of Lender's rights to sell, assign or transfer a Loan or any interest therein, including any participation interest therein, at any time and from time to time, Lender may make, carry or transfer such Loan at, to, or for the account of any of its branch offices or the office of an Affiliate of Lender; provided, however, that the representation in Section 3.04(c) shall remain true throughout the term of such Loan.

           3.06 Lender's Funding of Eurodollar Rate Loans. Borrower hereby expressly acknowledges and agrees that Lender may fund a Loan in any manner it sees fit, including (i) through the actual purchase of a Eurodollar deposit bearing interest at the rate obtained pursuant to the definition of Eurodollar Rate in an amount equal to the principal amount of such Loan and having a maturity comparable to the relevant interest period or (ii) through Lender's entering into or purchase of repurchase agreements, interest rate agreements, swap agreements or other arrangements in such amounts as Lender shall determine (and which amounts may or may not, in Lender's sole discretion, be "match funded" to such Loan). Calculation of all amounts payable to Lender under this
Section 3.06 and under Section 3.07 shall be made as though Lender had actually funded such Loan through the purchase of a Eurodollar deposit bearing interest at the rate obtained pursuant to the definition of Eurodollar Rate in an amount equal to the amount of such Loan and having a maturity comparable to the relevant interest period and through the transfer of such Eurodollar deposit from an off-shore office of Lender to a domestic office of Lender in the United States of America; provided, however, that Lender may fund such Loan in any manner it sees fit and the foregoing assumptions shall be utilized only for purposes of calculating amounts payable under this Section 3.06 and under
Section 3.07, if any.

           3.07 Funding Costs.

           (a) Borrower shall compensate Lender, upon written request by Lender (which request shall set forth the basis for requesting such amounts), for all Funding Costs.

           (b) Lender shall deliver to Borrower a statement setting forth the amount and basis of determination of any Funding Cost, it being agreed that such statement and the method of calculation shall be conclusive and binding on Borrower, absent manifest error. In addition, in the event Borrower provides Lender not less than five (5) Business Days prior written notice of a proposed voluntary prepayment hereunder, Lender shall deliver to Borrower a non-binding good faith estimate of the applicable components and amount of Funding Costs which would be incurred by Borrower if Borrower were to make a voluntary prepayment hereunder; provided, however, that Borrower shall remain liable for all Funding Costs shown on the statement referred to in the first sentence of this subsection (b), notwithstanding such good faith estimate.

           (c) In lieu of prepaying the Loan when and as otherwise required or permitted by this Loan Agreement, Borrower may on any Business Day (a "Deposit Funding Date") instead deposit with Lender an amount equal to the applicable prepayment, to be held by Lender (the "Prepayment Deposit") until such date as application of the Prepayment Deposit on account of the Loan would not cause Lender to suffer Funding Costs (the "Deposit Application Date"). Any Prepayment Deposit held by Lender shall: (a) constitute additional security for the Loan, for which the parties shall enter into such security documents (and account establishment and administration documents) as Lender shall require; (b) be held by Lender in an interest-bearing account selected and controlled solely by Lender, interest on which shall be added to principal and applied in the same manner as principal; (c) at Lender's option, be accompanied by a payment (as estimated by Lender) equal to the difference between the interest to be earned on the Prepayment Deposit and the interest that will accrue on a portion of the Loan equal to the Prepayment Deposit during the period from the Deposit Funding Date to the Deposit Application Date; (d) with respect to the Collateral, entitle Borrower to the same rights and benefits (including the right to releases, if any) that would have been available to Borrower if Borrower had prepaid the Loan (and designated Asset-Specific Loan Balance(s)) by an amount equal to the Prepayment Deposit; and (e) be applied on account of the Loan (principal and interest) on the Deposit Application Date.

           3.08 Compensation for Increased Costs. If Lender shall in good faith determine that any change in any law, treaty or governmental rule, regulation or order, or in the interpretation, administration or application thereof, or any determination of a court or governmental authority, or compliance with any guideline, request or directive issued or made by any central bank or other governmental or quasi-governmental authority (whether or not having the force of law):

           (a) imposes, modifies or holds applicable any reserve (including any marginal, emergency, supplemental, special or other reserve), special deposit, compulsory loan, FDIC insurance or similar requirement against assets held by, or deposits or other liabilities in or for the account of, or advances or loans by, or other credit extended by, or any other acquisition of funds by, any office of Lender; or

           (b) imposes any other condition on or affecting Lender or its obligations hereunder or the interbank Eurodollar market;

and the result of any of the foregoing is to increase the cost to Lender of agreeing to make, making or maintaining the Loan hereunder or to reduce any amount received or receivable by Lender with respect thereto; then, in any such case, Borrower shall promptly (but in any event no later than five (5) Business Days following any notice from Lender of the same) pay to Lender, upon receipt of the statement referred to in the next sentence, such additional amount or amounts as may be necessary to compensate Lender for any such increased cost or reduction in amounts received or receivable hereunder. Lender shall deliver to Borrower a written statement, setting forth in reasonable detail the basis for calculating the additional amounts owed to Lender under this Section 3.08, which statement shall be conclusive and binding upon all parties hereto absent manifest error.

           3.09 Limitation on Types of Loans; Illegality. Anything herein to the contrary notwithstanding, if:

           (a) Lender determines, which determination shall be conclusive, that quotations of interest rates for the relevant deposits referred to in the definition of "Eurodollar Base Rate" in Section 1.01 hereof are not being provided in the relevant amounts or for the relevant maturities for purposes of determining rates of interest for Loans as provided herein; or

           (b) Lender determines, which determination shall be conclusive, that the relevant rate of interest referred to in the definition of "Eurodollar Base Rate" in Section 1.01 hereof upon the basis of which the rate of interest for Loans is to be determined is not likely adequate to cover the cost to Lender of making or maintaining Loans; or

           (c) Lender determines, which determination shall be conclusive, that it is or will be unlawful for Lender to honor its obligation to make or maintain Loans hereunder using a Eurodollar Rate as a result of compliance by Lender in good faith with any law, treaty, governmental rule, regulation, guideline or order (or would conflict with any such treaty, governmental rule, regulation, guideline or order not having the force of law even though the failure to comply therewith would not be unlawful);

           then Lender shall give Borrower prompt notice thereof and, so long as such condition remains in effect, Lender shall be under no obligation to make additional Loans, and Borrower shall, either prepay all such Loans as may be outstanding or pay interest on such Loans at a rate per annum equal to the Eurodollar Substitute Rate.

           Section 4. Collateral Security.

           4.01 Collateral; Security Interest.

           (a) Borrower hereby assigns, pledges and grants a security interest in all of its right, title and interest in, to and under the Collateral described in Section 4.01(b) below to Lender to secure the repayment of principal of and interest on all Loans and all other amounts owing to Lender hereunder, under the Note, under the other Loan Documents and any and all MS Indebtedness from time to time outstanding (collectively, the "Secured Obligations"). Borrower agrees to mark its computer records to evidence the interests granted to Lender hereunder.

           (b) All of Borrower's right, title and interest in, to and under each of the following items of property pledged by Borrower to Lender from time to time and whether now owned or hereafter acquired, now existing or hereafter created and wherever located, is hereinafter individually and collectively referred to as the "Collateral":

               (i) all Mortgage Loans, Mezzanine Loans, Equity Interests and Other Approved Collateral;

               (ii) all Collateral Documents, including without limitation all promissory notes, any collateral pledged or otherwise relating to such Collateral, all representations and warranties made to, or for the benefit of, Borrower by any Collateral Obligor, all Servicing Records (as defined in Section 11.14(b) below) and servicing agreements, together with all files, documents, instruments, surveys, certificates, correspondence, appraisals, computer programs, computer storage media, accounting records and other books and records relating thereto, in each case subject to prior liens and encumbrances permitted by Lender;

               (iii) all guaranties and insurance (issued by governmental agencies or otherwise) and any insurance certificate or other document evidencing such guaranties or insurance relating to any Collateral and all claims and payments thereunder;

               (iv) all other insurance policies and insurance proceeds relating to any Collateral or the related Property;

               (v) all Interest Rate Protection Agreements;

               (vi) the Collection Account and all monies from time to time on deposit in the Collection Account;

               (vii) all "general intangibles", "accounts" and "chattel paper" as defined in the Uniform Commercial Code relating to or constituting any and all of the foregoing; and

               (viii) any and all replacements, substitutions, distributions on, or proceeds (including, without limitation, condemnation proceeds) of, any and all of the foregoing set forth in items (i) through (vii) of this
      Section 4.01(b), whether now owned or hereafter acquired, now existing or hereafter created and wherever located.

           (c) Pursuant to the Custodial Agreement, Custodian shall hold the Collateral Documents as exclusive bailee and agent for Lender pursuant to terms of the Custodial Agreement and shall deliver to Lender Trust Receipts each to the effect that it has reviewed such Collateral Documents in the manner and to the extent required by the Custodial Agreement and identifying any deficiencies in such Collateral Documents as so reviewed.

           4.02 Further Assurances.

           (a) Borrower shall undertake, with respect to each item of Collateral pledged hereunder as security for a Loan, any and all actions deemed necessary by Lender for the granting by Borrower to Lender of a valid first priority security interest in such Collateral. Without limiting the generality of the foregoing, Borrower shall take such steps as are necessary for the granting and perfection of a first priority security interest in Securities and related Collateral.

           (b) At any time and from time to time, upon the written request of Lender, and at the sole expense of Borrower, Borrower will promptly and duly execute and deliver, or will promptly cause to be executed and delivered, such further instruments and documents and take such further action as Lender may reasonably request for the purpose of obtaining or preserving the full benefits of this Loan Agreement and of the rights and powers herein granted, including, without limitation, the filing of any financing or continuation statements under the Uniform Commercial Code in effect in any jurisdiction with respect to the Liens created hereby. Borrower also hereby authorizes Lender to file any such financing or continuation statement without the signature of Borrower to the extent permitted by applicable law. A carbon, photographic or other reproduction of this Loan Agreement shall be sufficient as a financing statement for filing in any jurisdiction.

           4.03 Changes in Locations, Name, etc. Borrower shall not (i) change the location of its chief executive office/chief place of business from that specified in Section 6 hereof or (ii) change its name, identity or corporate structure (or the equivalent) or change the location where it maintains its records with respect to the Collateral unless it shall have given Lender at least ten (10) days prior written notice thereof and shall have delivered to Lender all Uniform Commercial Code financing statements and amendments thereto as Lender shall request and taken all other actions deemed necessary by Lender to continue its perfected status in the Collateral with the same or better priority.

           4.04 Lender's Appointment as Attorney-in-Fact.

           (a) Borrower hereby irrevocably constitutes and appoints Lender and any officer or agent thereof, with full power of substitution, as its true and lawful attorney-in-fact with full irrevocable power and authority in the place and stead of Borrower and in the name of Borrower or in its own name, from time to time in Lender's discretion, for the purpose of carrying out the terms of this Loan Agreement, to take any and all appropriate action and to execute any and all documents and instruments which may be necessary or desirable to accomplish the purposes of this Loan Agreement, and, without limiting the generality of the foregoing, Borrower hereby gives Lender the power and right, on behalf of Borrower, without assent by, but with notice to, Borrower, if an Event of Default shall have occurred and be continuing, to do the following:

               (i) in the name of Borrower or its own name, or otherwise, to take possession of and endorse and collect any checks, drafts, notes, acceptances or other instruments for the payment of moneys due under any mortgage insurance or with respect to any other Collateral and to file any claim or to take any other action or proceeding in any court of law or equity or otherwise deemed appropriate by Lender for the purpose of collecting any and all such moneys due under any such mortgage insurance or with respect to any other Collateral whenever payable;

               (ii) to pay or discharge taxes and Liens levied or placed on or threatened against the Collateral; and

               (iii) (A) to direct any party liable for any payment under any Collateral to make payment of any and all moneys due or to become due thereunder directly to Lender or as Lender shall direct; (B) to ask or demand for, collect, receive payment of and receipt for, any and all moneys, claims and other amounts due or to become due at any time in respect of or arising out of any Collateral; (C) to sign and endorse any invoices, assignments, verifications, notices and other documents in connection with any of the Collateral; (D) to commence and prosecute any suits, actions or proceedings at law or in equity in any court of competent jurisdiction to collect the Collateral or any part thereof and to enforce any other right in respect of any Collateral; (E) to defend any suit, action or proceeding brought against Borrower with respect to any Collateral; (F) to settle, compromise or adjust any suit, action or proceeding described in clause (E) above and, in connection therewith, to give such discharges or releases as Lender may deem appropriate; and (G) generally, to sell, transfer, pledge and make any agreement with respect to or otherwise deal with any of the Collateral as fully and completely as though Lender were the absolute owner thereof for all purposes, and to do, at Lender's option and Borrower's expense, at any time, and from time to time, all acts and things which Lender deems reasonably necessary to protect, preserve or realize upon the Collateral and Lender's Liens thereon and to effect the intent of this Loan Agreement, all as fully and effectively as Borrower might do.

Borrower hereby ratifies all that said attorneys shall lawfully do or cause to be done by virtue hereof. This power of attorney is a power coupled with an interest and shall be irrevocable until the repayment in full of all Secured Obligations hereunder.

           (b) Borrower also authorizes Lender, at any time and from time to time, to execute, in connection with any sale provided for in Section 4.07 hereof, any endorsements, assignments or other instruments of conveyance or transfer with respect to the Collateral.

           (c) The powers conferred on Lender are solely to protect Lender's interests in the Collateral and shall not impose any duty upon Lender to exercise any such powers. Lender shall be accountable only for amounts that it actually receives as a result of the exercise of such powers, and neither Lender nor any of its officers, directors, or employees shall be responsible to Borrower for any act or failure to act hereunder, except for its own gross negligence or willful misconduct.

           4.05 Performance by Lender of Borrower's Obligations. If Borrower fails to perform or comply with any of its agreements contained in the Loan Documents to which it is a party and Lender may itself perform or comply, or otherwise cause performance or compliance, with such agreement, the expenses of Lender incurred in connection with such performance or compliance, together with interest thereon at a rate per annum equal to the Post-Default Rate, shall be payable by Borrower to Lender on demand and shall constitute Secured Obligations.

           4.06 Proceeds.  If an Event of Default shall occur and be continuing,
(a) all proceeds of Collateral received by Borrower consisting of cash, checks and other near-cash items shall be held by Borrower in trust for Lender, segregated from other funds of Borrower, and, within two (2) Business Days of receipt by Borrower, shall be turned over to Lender in the exact form received by Borrower (duly endorsed by Borrower to Lender, if required, in order to be negotiated by Lender) and (b) any and all such proceeds received by Lender (whether from Borrower or otherwise) may, in the sole discretion of Lender, be held by Lender as collateral security for, and/or then or at any time thereafter may be applied by Lender against, the Secured Obligations (whether matured or unmatured), such application to be in such order as Lender shall elect. Any balance of such proceeds remaining after the Secured Obligations shall have been paid in full and this Loan Agreement shall have been terminated shall be paid over to Borrower or to whomsoever may be lawfully entitled to receive the same. For purposes hereof, proceeds shall include, but not be limited to, all principal and interest payments, all prepayments and payoffs, insurance claims, condemnation awards, sale proceeds, real estate owned rents and any other income and all other amounts received with respect to the Collateral.

           4.07 Remedies. If an Event of Default shall occur and be continuing, Lender may, at its option, enter into one or more Interest Rate Protection Agreements covering all or a portion of the Mortgage Loans or Mezzanine Loans pledged to Lender hereunder, and Borrower shall be responsible for all damages, judgment costs and expenses of any kind which may be imposed on, incurred by or asserted against Lender relating to or arising out of such Interest Rate Protection Agreements; including without limitation any losses resulting from such Interest Rate Protection Agreements. If an Event of Default shall occur and be continuing, Lender may exercise, in addition to all other rights and remedies granted to it in this Loan Agreement and in any other instrument or agreement securing, evidencing or relating to the Secured Obligations, all rights and remedies of a secured party under the Uniform Commercial Code. Without limiting the generality of the foregoing, Lender without demand of performance or other demand, presentment, protest, advertisement or notice of any kind (except any notice required by law referred to below) to or upon Borrower or any other Person (each and all of which demands, presentments, protests, advertisements and notices are hereby waived), may in such circumstances forthwith collect, receive, appropriate and realize upon the Collateral, or any part thereof, and/or may forthwith sell, lease, assign, give option or options to purchase, or otherwise dispose of and deliver the Collateral or any part thereof (or contract to do any of the foregoing), in one or more parcels or as an entirety at public or private sale or sales, at any exchange, broker's board or office of Lender or elsewhere upon such terms and conditions as it may deem advisable and at such prices as it may deem best, for cash or on credit or for future delivery without assumption of any credit risk. Lender shall have the right upon any such public sale or sales, and, to the extent permitted by law, upon any such private sale or sales, to purchase the whole or any part of the Collateral so sold, free of any right or equity of redemption in Borrower, which right or equity is hereby waived or released. Borrower further agrees, at Lender's request, to assemble the Collateral and make it available to Lender at places which Lender shall reasonably select, whether at Borrower's premises or elsewhere. Lender shall apply the net proceeds of any such collection, recovery, receipt, appropriation, realization or sale, after deducting all reasonable costs and expenses of every kind incurred therein or incidental to the care or safekeeping of any of the Collateral or in any way relating to the Collateral or the rights of Lender hereunder, including without limitation reasonable attorneys' fees and disbursements, to the payment in whole or in part of the Secured Obligations, in such order as Lender may elect, and only after such application and after the payment by Lender of any other amount required or permitted by any provision of law, including without limitation Section 9-608(a)(1)(c) of the Uniform Commercial Code, need Lender account for the surplus, if any, to Borrower. To the extent permitted by applicable law, Borrower waives all claims, damages and demands it may acquire against Lender arising out of the exercise by Lender of any of its rights hereunder, other than those claims, damages and demands arising from the gross negligence or willful misconduct of Lender. If any notice of a proposed sale or other disposition of Collateral shall be required by law, such notice shall be deemed reasonable and proper if given at least 10 days before such sale or other disposition. Borrower shall remain liable for any deficiency (plus accrued interest thereon as contemplated pursuant to Section
3.01(b) hereof) if the proceeds of any sale or other disposition of the Collateral (net of costs incurred in connection with such sale or other disposition) are insufficient to pay the Secured Obligations and the fees and disbursements of any attorneys employed by Lender to collect such deficiency.

           4.08 Limitation on Duties Regarding Preservation of Collateral. Lender's duty with respect to the custody, safekeeping and physical preservation of the Collateral in its possession, under Section 9-207 of the Uniform Commercial Code or otherwise, shall be to deal with it in the same manner as Lender deals with similar property for its own account. Neither Lender nor any of its directors, officers or employees shall be liable for failure to demand, collect or realize upon all or any part of the Collateral or for any delay in doing so or shall be under any obligation to sell or otherwise dispose of any Collateral upon the request of Borrower or otherwise.

           4.09 Powers Coupled with an Interest. All authorizations and agencies herein contained with respect to the Collateral are irrevocable and powers coupled with an interest.

           4.10 Release of Security Interest. Upon termination of this Loan Agreement and the CMBS Loan Agreement and repayment to Lender of all Secured Obligations and the performance of all obligations under the Loan Documents and under the CMBS Loan Agreement, Lender shall release its security interest in any remaining Collateral.

           4.11 Release of Collateral. Provided that no Default or Event of Default shall exist (other than one that (a) relates solely to the Collateral to be released and (b) will be cured simultaneously with such release) and that Borrower shall have paid all sums then due under the Loan relating thereto, upon
(i) Borrower's payment in full of the Asset-Specific Loan Balance with respect to a portion of the Collateral and (ii) receipt by Lender of a written request from Borrower for the release of such Collateral, Lender shall as soon as practicable release (and Lender shall reasonably cooperate with Borrower to facilitate reasonable escrow arrangements to facilitate a simultaneous release
of) the related Collateral Documents and the related Collateral and any liens related thereto to Borrower or, to the extent necessary to facilitate future savings of mortgage tax in states that impose mortgage taxes, assign such liens as Borrower shall request; provided, that any such assignments shall be without recourse, representation or warranty of any kind except that Lender shall represent and warrant that such Collateral has not been previously assigned by Lender. Lender shall with reasonable promptness, after a written request from Borrower, execute any document or instrument necessary to effectuate such release or assignment.

           4.12 Substitution of Eligible Collateral. From time to time until the Custodian is otherwise notified by the Lender, which notice shall be given by the Lender only during the existence of an Event of Default, and with the prior written consent of the Lender, the Borrower may substitute for one or more items of Eligible Collateral constituting the Collateral with one or more substitute items of Eligible Collateral having aggregate Collateral Value equal to or greater than the Collateral Value of the Collateral being substituted for, or obtain the release of one or more items of Collateral constituting Collateral hereunder: provided that, after giving effect to such substitution or release, the Secured Obligations then outstanding shall not exceed the Borrowing Base, which determination shall be made solely by the Lender. In connection with any such requested substitution or release, the Borrower will provide notice to the Custodian and the Lender no later than 3:00 p.m. New York City time, on the date of such request, specifying the items of Collateral to be substituted for or released and the items of substitute Collateral to be pledged hereunder in substitution thereof, if any, and shall deliver with such notice a Custodial Identification Certificate and a revised Collateral Schedule indicating any substitute Collateral.

           Section 5. Conditions Precedent.

           5.01 Initial Loan. The obligation of Lender to make its initial Loan hereunder is subject to the satisfaction, immediately prior to or concurrently with the making of such Loan, of the condition precedent that Lender shall have received all of the following items and documents, each of which shall be satisfactory to Lender and its counsel in form and substance:

           (a) Loan Documents.

               (i) This Loan Agreement, duly completed and executed;

               (ii) The Note, duly completed and executed, together with a fee in the amount of $675,000.00;

               (iii) The Custodial Agreement, duly executed and delivered by Borrower and Custodian. In addition, Borrower shall have taken such other action as Lender shall have requested in order to perfect the security interests created pursuant to the Loan Agreement; and

               (iv) The Parent Guaranty, duly completed and executed.

           (b) Organizational Documents. Certified copies of the Borrower By-Laws (or equivalent documents), certificate of incorporation of Borrower and of all requisite authority for Borrower and CT Mezz II with respect to the execution, delivery and performance of the Loan Documents to which it is a party and each other document to be delivered by Borrower and CT Mezz II from time to time in connection herewith (and Lender may conclusively rely on such certifications until it receives notice in writing from Borrower to the contrary);

           (c)   Legal    Opinion   and    Certificate    as   to    Substantive
Non-Consolidation. A legal opinion of counsel to Borrower CTMP II, CT Mezz II, substantially in the form attached hereto as Exhibit

C and a certificate of Borrower, CTMP II, CT Mezz II, CT-F2, GREMII, TINDY RE Investments, Inc, The Travelers Insurance Company and CTI in form and substance satisfactory to Lender in its sole discretion as to the separate existence of Borrower, CTMP II, CT Mezz II, CT-F2, GREMII, TINDY RE Investments, Inc., The Travelers Insurance Company and CTI and certain factual matters which would be determinative of the probability that, in the event that any of CTMP II, CT Mezz II, CT-F2, GREMII, TINDY RE Investments, The Travelers Insurance Company or CTI were to become a debtor under 11 U.S.C. ss. 101 et seq., a federal bankruptcy court would not disregard such separate existence and consolidate the assets and liabilities of Borrower, CTMP II, CT Mezz II, GREMII or CTI with any such debtor entity;

           (d) Trust Receipt and Collateral Schedule and Exception Report. A Trust Receipt, substantially in the form of Annex 2 of the Custodial Agreement, dated the Effective Date, from Custodian, duly completed, with a Collateral Schedule and Exception Report attached thereto;

           (e) Servicing Agreement(s). Any Servicing Agreement, certified as a true, correct and complete copy of the original, with the letter of the applicable Servicer (i) consenting to termination of such Servicing Agreement upon the occurrence of an Event of Default and (ii) agreeing to hold all moneys received in respect of each item of Collateral for the benefit of Lender, attached; and

           (f) Other Documents. Such other documents as Lender may reasonably request.

           5.02 Initial and Subsequent Loans. The making of each Loan to Borrower (including the initial Loan) on any Business Day is subject to the delivery of all Collateral Documents pertaining to the Eligible Collateral to be pledged for such Loan, together with all documents set forth in Section 2.03(b)(i)-(x) and the satisfaction of the following further conditions precedent, both immediately prior to the making of such Loan and also after giving effect thereto and to the intended use thereof:

           (a) no Event of Default or Default shall have occurred and be continuing on such date either before or after giving effect to the making of the advance;

           (b) Lender shall have received from Borrower and CT Mezz II, and Borrower shall have received from each Collateral Obligor such representations and warranties as Lender shall, in its sole discretion, deem satisfactory. The representations and warranties made by Borrower in Section 6 hereof, elsewhere in each of the Loan Documents and by CT Mezz II in the Guaranty, shall be true and complete on and as of the date of the making of such Loan in all material respects (in the case of the representations and warranties in Section 6.09, solely with respect to Eligible Collateral included in the Borrowing Base) with the same force and effect as if made on and as of such date (or, if any such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date). Lender shall have received an officer's certificate signed by a Responsible Officer of Borrower certifying as to the truth and accuracy of the above, which certificate shall also include a representation that (i) Borrower is in compliance with all governmental licenses and authorizations, (ii) Borrower is qualified to do business, validly existing and, to the extent determinable, in good standing, in all required jurisdictions, (iii) the facts set forth in the Diligence Materials related to the Collateral for such Loan are, to the best knowledge of Borrower after diligent inquiry, true and correct (or shall fully explain all adverse changes from the information previously supplied to Lender), (iv) there has been no change in the organizational and authority documents provided to Lender pursuant to Section 5.01(b) hereof since the date of the most recent certification thereof to Lender, and (v) there has been no Material Adverse Effect since the date of the last advance to Borrower hereunder. If required, Lender shall also receive a similar Certificate executed by a Responsible Officer of CT Mezz II.

           (c) the aggregate outstanding principal amount of the Loans shall not exceed the Borrowing Base;

           (d) subject to Lender's right to perform one or more Due Diligence Reviews pursuant to Section 11.15 hereof, Lender shall have completed its due diligence review of the Collateral Documents for each item of Collateral and such other documents, records, agreements, instruments, mortgaged properties or information relating to such item of Collateral as Lender in its sole discretion deems appropriate to review and such review shall be satisfactory to Lender in its sole discretion;

           (e) Lender shall have received from Custodian a Trust Receipt, together with a Collateral Schedule and Exception Report with Exceptions (as defined in the Custodial Agreement) as are acceptable to Lender in its sole discretion, in respect of the Eligible Collateral to be pledged hereunder on such Business Day;

           (f) Lender shall have received from Borrower a Lender's Release Letter substantially in the form of Exhibit E hereto (or such other form acceptable to Lender) covering each item of Collateral to be pledged to Lender to the extent such Collateral is subject to a lender's lien;

           (g) none of the following shall have occurred and/or be continuing:

               (i) an event or events shall have occurred resulting in the effective absence of a "repo market" or comparable "lending market" for financing debt obligations secured by mortgage loans or securities for a period of (or reasonably expected to be) at least 30 consecutive days or an event or events shall have occurred resulting in Lender not being able to finance any Loans through the "repo market" or "lending market" with traditional counterparties at rates which would have been reasonable prior to the occurrence of such event or events;

               (ii) an event or events shall have occurred resulting in the effective absence of a "securities market" for securities backed by mortgage loans for a period of (or reasonably expected to be) at least 30 consecutive days or an event or events shall have occurred resulting in Lender not being able to sell securities backed by mortgage loans at prices which would have been reasonable prior to such event or events; or

               (iii) there shall have occurred a material adverse change in the financial condition of Lender which effects (or can reasonably be expected to effect) materially and adversely the ability of Lender to fund its obligations under this Loan Agreement;

           (h) Drawdown Fee. Borrower shall have paid Lender from the proceeds of the advance to be made in connection with such Loan, a Drawdown Fee calculated on the amount of such Loan then being disbursed.

           (i) Transaction Costs. Borrower shall have paid Lender from the proceeds of the advance to be made in connection with such Loan, all Transaction Costs for which bills have been submitted; provided, however, that nothing herein shall be deemed to waive Borrower's obligation to pay all Transaction Costs whether billed before or after the making of a Loan pursuant to which such Transaction Costs were incurred.

           (j) Other Documents. Lender shall have received such other documents, and Borrower shall have taken such other action in order to perfect the security interests created hereunder, as Lender or its counsel shall deem necessary.

           (k) No Morgan Stanley Downgrade. Morgan Stanley Dean Witter & Co.'s corporate bond rating as calculated by S&P or Moody's shall not have been lowered or downgraded to a rating below A- as indicated by S&P or below A3 as indicated by Moody's.

           Each request for a borrowing by Borrower hereunder shall constitute a certification by Borrower that all the conditions set forth in this Section 5 have been satisfied (both as of the date of such notice, request or confirmation and as of the date of such borrowing).

           5.03 Additional Requirements.

           (a) Borrower and Lender recognize and agree that the categories of Collateral set forth in the Recital paragraph hereof and defined herein as categories of assets which may be submitted by Borrower to Lender for review by Lender as Eligible Collateral hereunder are general in nature and that the full scope of such Collateral categories may be unknown. Consequently, the appropriate requirements are not fully known for (i) the documents to be provided by Borrower for underwriting and due diligence review by Lender and
(ii) submittals by Borrower in order to create and perfect a first priority security interest in the Collateral. Therefore, Borrower and Lender agree that, as a further condition precedent to funding a Loan in respect of any Collateral hereunder, Borrower shall have delivered to Lender all information and documents determined by Lender in good faith to be required for its underwriting and examination of such Collateral and for the granting and perfection of a first priority security interest therein.

           (b) Without limiting the generality of the foregoing Section 5.03(a), Borrower shall execute and deliver all documents necessary for the granting of a first priority security interest in any Collateral determined by Lender to be Eligible Collateral hereunder, including without limitation (i) all instruments evidencing indebtedness payable to Borrower or pledged to Borrower as security for a loan, (ii) all instruments granting or perfecting a security interest for the benefit of Borrower or pledged to Borrower as security for a loan (including, without limitation, collateral assignments, pledge agreements and UCC financing statements), (iii) all instruments evidencing an interest in an entity pledged to Borrower as security for a loan (including, without limitation, partnership interests, shares of corporate stock, participation interests, and other beneficial interests of any kind), (iv) all instruments guaranteeing the repayment of indebtedness owed to Borrower, or pledged to Borrower for the repayment of a Loan and (v) all agreements among holders of debt or equity interests providing for a priority among such parties of interests in related assets forming the basis of an item of Collateral.

           5.04 Tax Opinion. Notwithstanding anything to the contrary contained herein, Borrower hereby covenants and agrees to deliver to Lender no later than August 3, 2001, "Tax Opinion" of Borrower's counsel, in such form as is reasonably acceptable to Lender concluding that no Borrower will be treated as engaged in a trade or business within the United States.

           Section 6. Representations and Warranties.

           Borrower represents and warrants to Lender that from and after the First Anniversary and throughout the term of this Loan Agreement:

           6.01 Existence. Borrower (a) is a company duly incorporated and validly existing under the laws of the jurisdiction of its incorporation, (b) has all requisite power, and has all governmental licenses, authorizations, consents and approvals necessary to own its assets and carry on its business as now being or as proposed to be conducted, except where the lack of such licenses, authorizations, consents and approvals would not be reasonably likely to have a Material Adverse Effect on its Property, business or financial condition or prospects; and (c) is qualified to do business, validly existing and is, to the extent determinable, in good standing, in all other jurisdictions in which the nature of the business conducted by it makes such qualification necessary, except where failure so to qualify would not be reasonably likely (either individually or in the aggregate) to have a Material Adverse Effect on its Property, business or financial condition or prospects.

           6.02 Action. Borrower has all necessary power, authority and legal right to execute, deliver and perform its obligations under each of the Loan Documents to which it is a party; the execution, delivery and performance by Borrower of each of the Loan Documents to which it is a party have been duly authorized by all necessary action on its part; and each Loan Document to which it is a party has been duly and validly executed and delivered by Borrower and constitutes a legal, valid and binding obligation of Borrower, enforceable against Borrower in accordance with its terms.

           6.03 Litigation. There are no actions, suits, arbitrations, investigations (including, without limitation, any of the foregoing which are pending or threatened) or other legal or arbitrable proceedings affecting Borrower or any of its Subsidiaries or affecting any of the Property of any of them before any Governmental Authority that (i) questions or challenges the validity or enforceability of any of the Loan Documents or any action to be taken in connection with the transactions contemplated hereby, (ii) makes a claim or claims in an aggregate amount greater than $5,000,000, (iii) which, individually or in the aggregate, if adversely determined, could reasonably be likely to have a Material Adverse Effect, or (iv) requires filing with the Securities and Exchange Commission in accordance with the 1934 Act or any rules thereunder.

           6.04 No Breach. Neither (a) the execution and delivery of the Loan Documents to which it is a party nor (b) the consummation of the transactions therein contemplated in compliance with the terms and provisions thereof will conflict with or result in a breach of the Borrower By-Laws or the certificate of incorporation of Borrower, or any applicable law, rule or regulation, or any order, writ, injunction or decree of any Governmental Authority, or any Servicing Agreement or other material agreement or instrument to which Borrower or any of its Subsidiaries is a party or by which any of them or any of their Property is bound or to which any of them is subject, or constitute a default under any such material agreement or instrument or result in the creation or imposition of any Lien (except for the Liens created pursuant to this Loan
Agreement) upon any Collateral pursuant to the terms of any such agreement or instrument.

           6.05 Approvals. No authorizations, approvals or consents of, and no filings or registrations with, any Governmental Authority or any securities exchange are necessary for the execution, delivery or performance by Borrower of the Loan Documents to which it is a party or for the legality, validity or enforceability thereof, except for filings and recordings in respect of the Liens created pursuant to this Loan Agreement.

           6.06 Use of Proceeds; Margin Regulations. Neither the making of any Loan hereunder, nor the use of the proceeds thereof, will violate or be inconsistent with any provisions of Regulation T, U or X. In addition, no part of the proceeds of any Loan will be used, whether directly, indirectly, immediately, incidentally or ultimately (i) to purchase or carry any "margin stock" within the meaning of Regulation U or to refund indebtedness originally incurred for such purpose, or (ii) for any purpose which entails a violation of, or is inconsistent with, such Regulation U or any other regulations of the Board of Governors of the Federal Reserve System, or (iii) for any purposes prohibited by any applicable law, order, rule, regulation, ordinance or similar code or restriction. If requested by Lender, the Borrower, any applicable Affiliate or Subsidiary of Borrower and the recipient of any portion of the proceeds all or any portion of any Loan shall furnish to Lender a statement on Federal Reserve Form G-3 referred to in Regulation U.

           6.07 Taxes. Borrower and its Subsidiaries have filed all Federal income tax returns and all other material tax returns that are required to be filed by them and have paid all taxes due pursuant to such returns or pursuant to any assessment received by any of them, except for any such taxes as are being appropriately contested in good faith by appropriate proceedings diligently conducted and with respect to which adequate reserves have been provided. The charges, accruals and reserves on the books of Borrower and its Subsidiaries in respect of taxes and other governmental charges are, in the opinion of Borrower, adequate.

           6.08 Investment Company Act. Neither Borrower nor any of its Subsidiaries is an "investment company", or a company "controlled" by an "investment company" within the meaning of the Investment Company Act of 1940, as amended.

           6.09 Collateral; Collateral Security.

           (a) Borrower has not assigned, pledged, or otherwise conveyed or encumbered any Collateral to any other Person other than an Additional Borrower, and immediately prior to the pledge of such Collateral to Lender, unless otherwise approved by Lender in writing, either Initial Borrower or the applicable Additional Borrower, as the case may be, was the sole owner of such Collateral and had good and marketable title thereto, free and clear of all Liens, in each case except for Liens to be released simultaneously with the Liens granted in favor of Lender hereunder. No Collateral pledged to Lender hereunder was acquired by Borrower from an Affiliate of Borrower unless otherwise approved by Lender in writing.

           (b) The provisions of this Loan Agreement are effective to create in favor of Lender a valid security interest in all right, title and interest of Borrower in, to and under the Collateral.

           (c) Upon (x) receipt by Custodian of each Mortgage Note evidencing a Mortgage Loan, endorsed in blank by a duly authorized officer of Borrower, (y) the recordation of the mortgage to Lender securing such Mortgage Loan and an assignment of such mortgage and (z) the filing of a UCC-1 financing statement with respect to such assignment of mortgage, Lender shall have a fully perfected first priority security interest therein, subject only to prior liens and encumbrances permitted by Lender, in the Mortgage Loan evidenced thereby and in Borrower's interest in the related Property.

           (i) Upon (x) receipt by Custodian of each note evidencing a Mezzanine Loan, endorsed in blank by a duly authorized officer of Borrower, (y) the delivery of a duly executed pledge to Borrower of direct or indirect beneficial interests in the underlying property and the filing of UCC-1 financing statements with respect thereto, and (z) the delivery by Borrower of a duly executed pledge of such pledged interests and the filing of UCC-3 assignment statements with respect thereto, Lender shall have a fully perfected first priority security interest therein, in the Mezzanine Loan evidenced thereby, and in Borrower's interest in the related Property.

           (ii) As to all other Collateral, upon receipt by Custodian of all documents set forth in Lender's notice to Borrower and Custodian pursuant to Section 2.03(b)(x) hereof, Lender shall have a fully perfected first priority security interest therein and in Borrower's interest in the related Property.

           (d) Upon the filing of financing statements on Form UCC-1 naming Lender as "Secured Party" and Borrower as "Debtor", and describing the Collateral, in the jurisdictions and recording offices for which security interests may be perfected in the Collateral by the filing of UCC financing statements, the security interests granted hereunder in the Collateral will constitute fully perfected first priority security interests under the Uniform Commercial Code in all right, title and interest of Borrower in, to and under such Collateral which can be perfected by filing under the Uniform Commercial Code.

           6.10 Chief Executive Office. Borrower's registered office is c/o Caledonian Bank & Trust Limited, PO Box 1043 GT, Caledonian House 69 Dr. Roys Drive, Cayman Islands.

           6.11 Location of Books and Records. The location where Borrower keeps its books and records, including all computer tapes and records relating to the Collateral is its "Address for Notices" specified below its name on the signature pages hereof.

           6.12 True and Complete Disclosure. The information, reports, financial statements, exhibits and schedules furnished in writing by or on behalf of Borrower to Lender in connection with the negotiation, preparation or delivery of this Loan Agreement and the other Loan Documents or included herein or therein or delivered pursuant hereto or thereto, when taken as a whole, (x) do not contain any untrue statement of material fact and (y) contain all statements of material fact necessary to make the statements herein or therein, in light of the circumstances under which they were made, true. All written information furnished after the date hereof by or on behalf of Borrower to Lender in connection with this Loan Agreement and the other Loan Documents and the transactions contemplated hereby and thereby, will be true, complete and accurate in every material respect, or (in the case of projections) based on reasonable estimates, on the date as of which such information is stated or certified. There is no fact known to the actual knowledge of a Responsible Officer of Borrower, after due inquiry, that could reasonably be expected to have a Material Adverse Effect that has not been disclosed herein, in the other Loan Documents or in a report, financial statement, exhibit, schedule, disclosure letter or other writing furnished to Lender for use in connection with the transactions contemplated hereby or thereby.

           6.13 ERISA. Each Plan to which Borrower or its Subsidiaries make direct contributions, and, to the knowledge of Borrower, each other Plan and each Multiemployer Plan, is in compliance in all material respects with, and has been administered in all material respects in compliance with, the applicable provisions of ERISA, the Code and any other Federal or State law. No event or condition has occurred and is continuing as to which Borrower would be under an obligation to furnish a report to Lender under Section 7.01(e) hereof assuming a request therefor has been made by Lender.

           6.14 Income Tax. Borrower is not and will not at any time prior to the Termination Date (i) be considered to be engaged in a trade or business within the United States, or (ii) enter into any transaction which may give rise to gain that is taxable to Borrower under Section 897 of the Code.

           Section 7. Covenants of Borrower. Borrower covenants and agrees with Lender that, so long as any Loan is outstanding and until payment in full of all Secured Obligations:

           7.01 Financial Statements, Reports, etc. Borrower shall deliver to Lender for itself and on behalf of CT Mezz II:

           (a) the Monthly Statement;

           (b) as soon as available and in any event within forty-five (45) days after the end of each of the first three quarterly fiscal periods of each fiscal year of Borrower and CT Mezz II, the unaudited (consolidated, if applicable) balance sheets of Borrower and CT Mezz II (and its consolidated Subsidiaries, if applicable) as at the end of such period and the related unaudited (consolidated, if applicable) statements of income and retained earnings and of cash flows for Borrower and CT Mezz II (and its consolidated Subsidiaries, if applicable) for such period and the portion of the fiscal year through the end of such period, setting forth in each case in comparative form the figures for the previous year, accompanied by a certificate of a Responsible Officer of Borrower and CT Mezz II, which certificate shall state that said consolidated financial statements fairly present the consolidated financial condition and results of operations of Borrower and CT Mezz II (and its consolidated Subsidiaries, if applicable) in accordance with GAAP, consistently applied, as at the end of, and for, such period (subject to normal year-end audit adjustments);

           (c) as soon as available and in any event within ninety (90) days after the end of each fiscal year of Borrower and CT Mezz II, the consolidated balance sheets of Borrower and CT Mezz II (and its consolidated Subsidiaries, if applicable) as at the end of such fiscal year and the related consolidated statements of income and retained earnings and of cash flows for Borrower and CT Mezz II (and its consolidated Subsidiaries, if applicable) for such year, setting forth in each case in comparative form the figures for the previous year, accompanied by an opinion thereon of independent certified public accountants of recognized national standing, which opinion shall not be qualified as to scope of audit or going concern and shall state that said consolidated financial statements fairly present the consolidated financial condition and results of operations of Borrower and CT Mezz II (and its consolidated Subsidiaries, if applicable) as at the end of, and for, such fiscal year in accordance with GAAP, and a certificate of such accountants stating that, in making the examination necessary for their opinion, they obtained no knowledge, except as specifically stated, of any Default or Event of Default;

           (d) within forty-five (45) days following the end of each quarter, or within ninety (90) days following the end of each fiscal year, as the case may be, a certificate from a Responsible Officer of Borrower in form and substance reasonably satisfactory to Lender that Borrower and CT Mezz II during such fiscal period or year has observed or performed all of its covenants and other agreements, and satisfied every condition, contained in this Loan Agreement and the other Loan Documents to be observed, performed or satisfied by it, and that there has been no Event of Default and no Material Adverse Effect;

           (e) within fifteen (15) Business Days after Lender's request, such further information with respect to the operation of any real property, the Collateral, the financial affairs of Borrower, CT Mezz II and any Plan and Multiemployer Plan as may be requested by Lender, including all business plans prepared by or for Borrower and CT Mezz II; provided, however, that with respect to information not previously known to, or in the possession of, Borrower relating to any Multiemployer Plan, Borrower shall only be required to provide such information as may be obtained through good faith efforts;

           (f) upon Lender's request, a copy of any financial or other report Borrower shall receive from any underlying obligor with respect to an item of Collateral within fifteen (15) days after Borrower's receipt thereof; and

           (g) such other reports as Lender shall reasonably require.

           7.02 Litigation. Borrower will promptly, and in any event within 10 days after service of process on any of the following, give to Lender notice of all litigation, actions suits, arbitrations, investigations (including, without limitation, any of the foregoing which are pending or threatened) or other legal or arbitrable proceedings affecting Borrower or any of its Subsidiaries or affecting any of the Property of any of them before any Governmental Authority that (i) questions or challenges the validity or enforceability of any of the Loan Documents or any action to be taken in connection with the transactions contemplated hereby, (ii) makes a claim or claims in an aggregate amount greater than $1,000,000.00, or (iii) which, individually or in the aggregate, if adversely determined could reasonably be likely to have a Material Adverse Effect.

           7.03 Existence, etc,. Borrower will:

           (a) preserve and maintain its legal existence and all of its material rights, privileges, licenses and franchises (provided that nothing in this Section 7.03(a) shall prohibit any transaction expressly permitted under Section
7.04 hereof);

           (b) comply with the requirements of all applicable laws, rules, regulations and orders of Governmental Authorities (including, without limitation, all environmental laws) if failure to comply with such requirements would be reasonably likely (either individually or in the aggregate) to have a Material Adverse Effect on its Property, business or financial condition, or prospects;

           (c) keep adequate records and books of account, in which complete entries will be made in accordance with GAAP consistently applied;

           (d) not move its chief executive office from the address referred to in Section 6.10 unless it shall have provided Lender 10 days' prior written notice of such change;

           (e) pay and discharge all taxes, assessments and governmental charges or levies imposed on it or on its income or profits or on any of its Property prior to the date on which penalties attach thereto, except for any such tax, assessment, charge or levy the payment of which is being contested in good faith and by proper proceedings and against which adequate reserves are being maintained; and

           (f) permit representatives of Lender, during normal business hours, to examine, copy and make extracts from its books and records, to inspect any of its Properties, and to discuss its business and affairs with its officers, all to the extent reasonably requested by Lender.

           7.04 Prohibition of Fundamental Changes. Borrower shall not enter into any transaction of merger or consolidation or amalgamation, or liquidate, wind up or dissolve itself (or suffer any liquidation, winding up or dissolution) or sell all or substantially all of its assets; provided, that Borrower may enter into a merger or consolidation if (a) the surviving or resulting entity shall be a corporation or partnership organized under the laws of the United States or any state thereof; (b) such entity shall expressly assume by written agreement, in form and substance satisfactory to Lender in Lender's sole discretion, the performance of all of Borrower's duties and obligations under this Loan Agreement, the Note and the Loan Documents; and (c) such entity shall be at least as creditworthy as Borrower, as determined by Lender in Lender's sole and absolute discretion; and, provided, further, that if after giving effect thereto, no Default would exist hereunder.

           7.05 Borrowing Base Deficiency. If at any time there exists a Borrowing Base Deficiency, Borrower shall cure same in accordance with Section
2.04 hereof.

           7.06 Notices. Borrower shall give notice to Lender:

           (a) promptly upon receipt of notice or knowledge of the occurrence of any Default or Event of Default;

           (b) with respect to any Collateral pledged to Lender hereunder, immediately upon receipt of any principal payment (in full or partial) or payment in respect of an Equity Interest;

           (c) with respect to any Collateral pledged to Lender hereunder, immediately upon receipt of notice or knowledge that the underlying Property has been damaged by waste, fire, earthquake or earth movement, windstorm, flood, tornado or other casualty, or otherwise damaged so as to affect adversely the Asset Value of such pledged Collateral;

           (d) promptly upon receipt of notice or knowledge of (i) any default related to any Collateral unless otherwise specifically approved by Lender in writing, (ii) any Lien or security interest (other than security interests created hereby or by the other Loan Documents) on, or claim asserted against, any of the Collateral, (iii) any event or change in circumstances has or could reasonably be expected to have an adverse affect on the Collateral Value of the Collateral for a Loan or (iv) any event or change in circumstances which could reasonably be expected to have a Material Adverse Effect;

           (e)  with  respect  to any  item  of  Collateral  pledged  to  Lender hereunder, promptly upon entering into a modification of any documents pertaining to such item of Collateral which would have a material adverse effect on such item of Collateral; and

           (f) with respect to any Collateral pledged to Lender hereunder, immediately upon the acquisition or receipt by Borrower or any Affiliate of Borrower of any interest of any kind in respect of such Collateral which interest has not been pledged to Lender as Collateral under this Loan Agreement.

           Each notice pursuant to this Section shall be accompanied by a statement of a Responsible Officer of Borrower setting forth details of the occurrence referred to therein and stating what action Borrower has taken or proposes to take with respect thereto.

           7.07 Reports. Borrower shall provide Lender with a quarterly report, which report shall include, among other items, a summary of Borrower's delinquency and loss experience with respect to any Collateral serviced by Borrower, any Servicer or any designee of either, plus any such additional reports as Lender may reasonably request with respect to Borrower's or any Servicer's servicing portfolio or pending originations of Collateral.

           7.08 Transactions with Affiliates. Borrower will not, except as approved by Lender in writing, enter into any transaction in any manner relating to any item of Collateral hereunder, including without limitation any purchase, sale, lease or exchange of property or the rendering of any service, with any Affiliate; provided, however, that Lender may consider for approval any such transaction which is (a) otherwise permitted under this Loan Agreement, (b) in the ordinary course of Borrower's business and (c) upon fair and reasonable terms no less favorable to Borrower than it would obtain in a comparable arm's length transaction with a Person which is not an Affiliate, or make a payment under such transactions that is not otherwise permitted by this Section 7.08 to any Affiliate. In no event shall Borrower pledge to Lender hereunder any items of Collateral acquired by Borrower from an Affiliate of Borrower other than an Additional Borrower.

           7.09 Foreclosure or Other Remediation by Borrower. Borrower may propose, and Lender will consider but shall be under no obligation to approve, strategies for the foreclosure or other realization upon the security for underlying loans held by Borrower relating to items of Collateral hereunder.

           7.10 Limitation on Liens. Borrower will defend the Collateral against, and will take such other action as is necessary to remove, any Lien, security interest or claim on or to the Collateral, other than the security interests created, or otherwise specifically permitted in writing by Lender under this Loan Agreement, and Borrower will defend the right, title and interest of Lender's in and to any of the Collateral against the claims and demands of all persons whomsoever. Borrower may request from time to time, subject to Lender's approval in Lender's sole determination, to sell participation interests in its interests in items of Collateral, the sale of which participation interests shall be arm's length transactions and subject to such terms and conditions as Lender in its sole discretion shall require.

           7.11 Limitation on Distributions. After the occurrence and during the continuation of any Event of Default, Borrower shall not make any payment on account of, or set apart assets for, a sinking or other analogous fund for the purchase, redemption, defeasance, retirement or other acquisition of any equity or partnership interest of Borrower, whether now or hereafter outstanding, or make any other distribution in respect thereof, either directly or indirectly, whether in cash or property or in obligations of Borrower.

           7.12 Maintenance of Ratio of Earnings Before Interest, Taxes, Depreciation and Amortization to Interest and Preferred Dividends. Borrower shall not permit the ratio of (a) earnings before interest, taxes, depreciation and amortization (excluding dividends) to (b) the sum of (i) interest expense and (ii) preferred dividends (specifically excluding any convertible trust preferred dividends) to be less than 1.20:1.

           7.13 (a) Maintenance of Ratio of Total Indebtedness to Tangible Net Worth. Borrower shall not permit the ratio of Total Indebtedness to Tangible Net Worth at any time to be greater than 3:1. Lender may consider waiving the foregoing requirements under certain circumstances if requested by Borrower; however, Lender shall be under no obligation to do so.

                (b) Maintenance of Ratio of Total Adjusted Indebtedness to Tangible Net Worth. In addition, Borrower shall not permit the ratio of Total Adjusted Indebtedness to Tangible Net Worth to be greater than 2:1. Lender may consider waiving the foregoing requirements under certain circumstances if requested by Borrower; however, Lender shall be under no obligation to do so.

           7.14 Servicer; Servicing Tape. Borrower shall provide to Lender on the fifteenth calendar day of each month, or if such day is not a Business Day then on the first Business Day immediately following such day, a computer readable file containing servicing information, including without limitation those fields specified by Lender from time to time, on a loan-by-loan basis and in the aggregate, with respect to the Mortgage Loans, Mezzanine Loans and Equity Interests serviced hereunder by Borrower or any Servicer. Borrower shall not cause any Collateral to be serviced by any servicer other than a servicer expressly approved in writing by Lender.

           7.15 Remittance of Prepayments. Borrower shall remit, with sufficient detail to enable Lender to appropriately identify the Loan, or Loans, to which any amount remitted applies, to Lender on each Business Day all principal prepayments that Borrower has received during the previous Business Day in an amount equal to the sum of the Asset-Specific Loan Balances being prepaid, together with all interest due thereon through the date of such remittance, any and all charges due with respect to such Loans and any and all costs and expenses incurred by Lender (as provided in this Loan Agreement) in connection with such Loans and the prepayment thereof.

           Section 8. Events of Default. Each of the following events shall constitute an event of default (an "Event of Default") hereunder:

           (a) (i) Borrower shall default in the payment of any principal of or interest on any Loan when due (whether at stated maturity, upon acceleration or at mandatory or optional prepayment); or (ii) CT Mezz II shall default in the payment of any amount due under the Parent Guaranty when due.

           (b) Borrower shall default in the payment of any principal of or interest on any MS Indebtedness when due (whether at stated maturity, upon acceleration or at mandatory or optional prepayment) or

           (c) Borrower shall default in the payment of any other amount payable by it hereunder or under any other Loan Document after notification by Lender of such default, and such default shall have continued unremedied for seven (7) Business Days; or

           (d) any representation, warranty or certification made or deemed made herein, or in any other Loan Document by Borrower or CT Mezz II or any certificate furnished to Lender pursuant to the provisions hereof or thereof shall prove to have been false or misleading in any material respect as of the time made or furnished (other than the representations and warranties set forth in Section 6 hereof which shall be considered solely for the purpose of Section 2.04(b) hereof; unless Borrower shall have made any such representations and warranties with knowledge that they were materially false or misleading at the time made); or

           (e) Borrower shall fail to comply with the requirements of Section 6.14, Section 7.03(a), Section 7.04, Section 7.05, Section 7.06, or Sections
7.08 through 7.15 hereof; or Borrower shall otherwise fail to comply with the requirements of Section 7.03 hereof and such default shall continue unremedied for a period of ten (10) Business Days; or Borrower shall fail to observe or perform any other covenant or agreement contained in this Loan Agreement or any other Loan Document and such failure to observe or perform shall continue unremedied for a period of ten (10) Business Days; or CT Mezz II shall fail to observe or perform any covenant or agreement contained in the Parent Guaranty and such failure to observe or perform shall continue unremedied for a period of ten (10) Business Days; or

           (f) a final judgment or judgments for the payment of money in excess of $5,000,000.00 in the aggregate shall be rendered against Borrower or CT Mezz II or any of their respective Subsidiaries by one or more courts, administrative tribunals or other bodies having jurisdiction and the same shall not be satisfied, discharged (or provision shall not be made for such discharge) or bonded, or a stay of execution thereof shall not be procured, within thirty (30) days from the date of entry thereof, and Borrower or any such Subsidiary shall not, within said period of thirty (30) days, or such longer period during which execution of the same shall have been stayed or bonded, appeal therefrom and cause the execution thereof to be stayed during such appeal; or

           (g) Borrower or CT Mezz II shall admit in writing its inability to pay its debts as such debts become due; or

           (h) Borrower or CT Mezz II or any of their respective Subsidiaries shall (i) apply for or consent to the appointment of, or the taking of possession by, a receiver, custodian, trustee, examiner or liquidator or the like of itself or of all or a substantial part of its property, (ii) make a general assignment for the benefit of its creditors, (iii) commence a voluntary case under the Bankruptcy Code, (iv) file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, reorganization, liquidation, dissolution, arrangement or winding-up, or composition or readjustment of debts, (v) fail to controvert in a timely and appropriate manner, or acquiesce in writing to, any petition filed against it in an involuntary case under the Bankruptcy Code or (vi) take any corporate or other action for the purpose of effecting any of the foregoing; or

           (i) a proceeding or case shall be commenced, without the application or consent of Borrower or CT Mezz II or any of their respective Subsidiaries, in any court of competent jurisdiction, seeking (i) its reorganization, liquidation, dissolution, arrangement or winding-up, or the composition or readjustment of its debts, (ii) the appointment of, or the taking of possession by, a receiver, custodian, trustee, examiner, liquidator or the like of Borrower or CT Mezz II or any such Subsidiary or of all or any substantial part of its property, or (iii) similar relief in respect of Borrower or CT Mezz II or any such Subsidiary under any law relating to bankruptcy, insolvency, reorganization, liquidation, dissolution, arrangement or winding-up, or composition or adjustment of debts, and such proceeding or case shall continue undismissed, or an order, judgment or decree approving or ordering any of the foregoing shall be entered and continue unstayed and in effect, for a period of thirty (30) or more days; or an order for relief against Borrower or CT Mezz II or any such Subsidiary shall be entered in an involuntary case under the Bankruptcy Code; or

           (j) the Custodial Agreement or any Loan Document shall for whatever reason be terminated or cease to be in full force and effect, or the enforceability thereof shall be contested by Borrower; or

           (k) Borrower shall grant, or suffer to exist, any Lien on any Collateral except the Liens contemplated hereby; or the Liens contemplated hereby shall cease to be first priority perfected Liens on the Collateral in favor of Lender or shall be Liens in favor of any Person other than Lender; or

           (l) Borrower or CT Mezz II or any of their respective Subsidiaries shall be in default under any note, indenture, loan agreement, guaranty, swap agreement or any other contract to which it is a party (other than MS Indebtedness), which default (i) involves the failure to pay a matured obligation, or (ii) permits the acceleration of the maturity of obligations by any other party to or beneficiary of such note, indenture, loan agreement, guaranty, swap agreement or other contract, in any such case in which the amount of such obligation or obligations, in the aggregate, exceed $10,000,000.00;

           (m) any materially adverse change in the Property, business, financial condition or prospects of Borrower or CT Mezz II or any of their respective Subsidiaries shall occur, in each case as determined by Lender in its sole discretion, or any other condition shall exist which, in Lender's sole discretion, constitutes a material impairment of Borrower's ability to perform its obligations under this Loan Agreement, the Note or any other Loan Document or the ability of CT Mezz II to perform their obligations under the Parent Guaranty;

           (n) MS & Co.'s corporate bond rating has been lowered or downgraded to a rating below A- by S&P or A3 by Moody's and Borrower shall have failed to repay all amounts owing to Lender under this Agreement, the Note and the other Loan Documents within 90 days following such downgrade;

           (o) either CTIMCO or a wholly-owned Subsidiary of CIG shall not be the investment manager of Borrower pursuant to the Investment Management Agreement; or

           (p) the matters set forth in the certificate delivered by Borrower, CTMP II, CT Mezz II, CT-F2, GREM II and CTI pursuant to paragraph 5.01(c) shall at any time cease to be true.

           Section 9. Remedies Upon Default.

           (a) Upon the occurrence of one or more Events of Default other than those referred to in Section 8(g) or (h), Lender may immediately declare the principal amount of the Loans then outstanding under the Note to be immediately due and payable, together with all interest thereon and fees and expenses accruing under this Loan Agreement. Upon the occurrence of an Event of Default referred to in Sections 8(g) or (h), such amounts shall immediately and automatically become due and payable without any further action by any Person. Upon such declaration or such automatic acceleration, the balance then outstanding on the Note shall become immediately due and payable, without presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by Borrower.

           (b) Upon the occurrence of one or more Events of Default, Lender shall have the right to obtain physical possession of the Servicing Records and all other files of Borrower relating to the Collateral and all documents relating to the Collateral which are then or may thereafter come in to the possession of Borrower or any third party acting for Borrower and Borrower shall deliver to Lender such assignments as Lender shall request. Lender shall be entitled to specific performance of all agreements of Borrower contained in this Loan Agreement.

           (c) Upon the occurrence of an Event of Default, without limiting any other rights or remedies of Lender, Lender shall have the right to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held by or for account of Lender or Lender's

Affiliates to any indebtedness at any time owing to Lender to the credit or for the account of Borrower against any and all of the Indebtedness of Borrower, irrespective of whether Lender shall have made any demand under this Loan Agreement, the Note, any other Security Document or any other document executed in connection with any other MS Indebtedness.

           Section 10. No Duty of Lender. The powers conferred on Lender hereunder are solely to protect Lender's interests in the Collateral and shall not impose any duty upon it to exercise any such powers. Lender shall be accountable only for amounts that it actually receives as a result of the exercise of such powers, and neither it nor any of its officers, directors, employees or agents shall be responsible to Borrower for any act or failure to act hereunder, except for its or their own gross negligence or willful misconduct.

           Section 11. Miscellaneous.

           11.01 Waiver. No failure on the part of Lender to exercise and no delay in exercising, and no course of dealing with respect to, any right, power or privilege under any Loan Document shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power or privilege under any Loan Document preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The remedies provided herein are cumulative and not exclusive of any remedies provided by law.

           11.02 Notices. Except as otherwise expressly permitted by this Loan Agreement, all notices, requests and other communications provided for herein and under the Custodial Agreement (including without limitation any modifications of, or waivers, requests or consents under, this Loan Agreement) shall be given or made in writing (including without limitation by telex or telecopy) delivered to the intended recipient at the "Address for Notices" specified below its name on the signature pages hereof or thereof; or, as to any party, at such other address as shall be designated by such party in a written notice to each other party. Except as otherwise provided in this Loan Agreement and except for notices given under Section 2 (which shall be effective only on receipt), all such communications shall be deemed to have been duly given when transmitted by telex or telecopy or personally delivered or, in the case of a mailed notice, upon receipt, in each case given or addressed as aforesaid.

           11.03 Indemnification and Expenses. (a) Borrower agrees to hold Lender, and its Affiliates and their officers, directors, employees, agents and advisors (each an "Indemnified Party") harmless from and indemnify any Indemnified Party against all liabilities, losses, damages, judgments, costs and expenses of any kind which may be imposed on, incurred by or asserted against such Indemnified Party (collectively, the "Costs") relating to or arising out of this Loan Agreement, the Note, any other Loan Document or any transaction contemplated hereby or thereby, or any amendment, supplement or modification of, or any waiver or consent under or in respect of, this Loan Agreement, the Note, any other Loan Document or any transaction contemplated hereby or thereby, that, in each case, results from anything other than any Indemnified Party's gross negligence or willful misconduct. Without limiting the generality of the foregoing, the Borrower agrees to hold any Indemnified Party harmless from and indemnify such Indemnified Party against all Costs with respect to all Collateral Loans and Equity Interests relating to or arising out of any violation or alleged violation of any environmental law, rule or regulation or any consumer credit laws, including without limitation the Truth in Lending Act and/or the Real Estate Settlement Procedures Act, that, in each case, results from anything other than such Indemnified Party's gross negligence or willful misconduct. In any suit, proceeding or action brought by an Indemnified Party in connection with any Collateral for any sum owing thereunder, or to enforce any provisions of any Collateral Documents, Borrower will save, indemnify and hold such Indemnified Party harmless from and against all expense, loss or damage suffered by reason of any defense, set-off, counterclaim, recoupment or reduction or liability whatsoever of the account debtor or obligor thereunder, arising out of a breach by Borrower of any obligation thereunder or arising out of any other agreement, indebtedness or liability at any time owing to or in favor of such account debtor or obligor or its successors from Borrower. Borrower also agrees to reimburse an Indemnified Party as and when billed by such Indemnified Party for all such Indemnified Party's costs and expenses incurred in connection with the enforcement or the preservation of such Indemnified Party's rights under this Loan Agreement, the Note, any other Loan Document or any transaction contemplated hereby or thereby, including without limitation the reasonable fees and disbursements of its counsel. Borrower hereby acknowledges that, notwithstanding the fact that the Note is secured by the Collateral, the obligation of Borrower under the Note is a recourse obligation of the Borrower.

           (b) Borrower agrees to pay as and when billed by Lender all of the out-of-pocket costs and expenses incurred by Lender in connection with the development, preparation and execution of, and any amendment, supplement or modification to, this Loan Agreement, the Note, any other Loan Document or any other documents prepared in connection herewith or therewith. Borrower agrees to pay as and when billed by Lender all of the out-of-pocket costs and expenses incurred in connection with the consummation and administration of the transactions contemplated hereby and thereby including without limitation (i) all the reasonable fees, disbursements and expenses of counsel to Lender and
(ii) all the due diligence, inspection, testing and review costs and expenses incurred by Lender with respect to Collateral under this Loan Agreement, including, but not limited to, those costs and expenses incurred by Lender pursuant to Sections 11.03(a), 11.14 and 11.15 hereof.

           11.04 Amendments. Except as otherwise expressly provided in this Loan Agreement, any provision of this Loan Agreement may be modified or supplemented only by an instrument in writing signed by Borrower and Lender and any provision of this Loan Agreement may be waived by Lender.

           11.05 Successors and Assigns. This Loan Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns.

           11.06  Survival.  The obligations of Borrower under Sections 3.03 and
11.03 hereof shall survive the repayment of the Loans and the termination of this Loan Agreement. In addition, each representation and warranty made or deemed to be made by a request for a borrowing, herein or pursuant hereto shall survive the making of such representation and warranty, and Lender shall not be deemed to have waived, by reason of making any Loan, any Default that may arise because any such representation or warranty shall have proved to be false or misleading, notwithstanding that Lender may have had notice or knowledge or reason to believe that such representation or warranty was false or misleading at the time such Loan was made.

           11.07 Captions. The table of contents and captions and section headings appearing herein are included solely for convenience of reference and are not intended to affect the interpretation of any provision of this Loan Agreement.

           11.08 Counterparts. This Loan Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument, and any of the parties hereto may execute this Loan Agreement by signing any such counterpart.

           11.09 Loan Agreement Constitutes Security Agreement; Governing Law. This Loan Agreement shall be governed by New York law without reference to choice of law doctrine, and shall constitute a security agreement within the meaning of the Uniform Commercial Code.

           11.10   SUBMISSION  TO   JURISDICTION;   WAIVERS.   BORROWER   HEREBY
IRREVOCABLY AND UNCONDITIONALLY:

                    (A) SUBMITS FOR ITSELF AND ITS PROPERTY IN ANY LEGAL ACTION OR PROCEEDING RELATING TO THIS LOAN AGREEMENT, THE NOTE AND THE OTHER LOAN DOCUMENTS, OR FOR RECOGNITION AND ENFORCEMENT OF ANY JUDGMENT IN RESPECT THEREOF, TO THE NON-EXCLUSIVE GENERAL JURISDICTION OF THE COURTS OF THE STATE OF NEW YORK, THE FEDERAL COURTS OF THE UNITED STATES OF AMERICA FOR THE SOUTHERN DISTRICT OF NEW YORK, AND APPELLATE COURTS FROM ANY THEREOF;

                    (B) CONSENTS THAT ANY SUCH ACTION OR PROCEEDING MAY BE BROUGHT IN SUCH COURTS AND, TO THE EXTENT PERMITTED BY LAW, WAIVES ANY OBJECTION THAT IT MAY NOW OR HEREAFTER HAVE TO THE VENUE OF ANY SUCH ACTION OR PROCEEDING IN ANY SUCH COURT OR THAT SUCH ACTION OR PROCEEDING WAS BROUGHT IN AN INCONVENIENT COURT AND AGREES NOT TO PLEAD OR CLAIM THE SAME;

                    (C) AGREES THAT SERVICE OF PROCESS IN ANY SUCH ACTION OR PROCEEDING MAY BE EFFECTED BY MAILING A COPY THEREOF BY REGISTERED OR CERTIFIED MAIL (OR ANY SUBSTANTIALLY SIMILAR FORM OF MAIL), POSTAGE PREPAID, TO ITS ADDRESS SET FORTH UNDER ITS SIGNATURE BELOW OR AT SUCH OTHER ADDRESS OF WHICH LENDER SHALL HAVE BEEN NOTIFIED; AND

                    (D) AGREES THAT NOTHING HEREIN SHALL AFFECT THE RIGHT TO EFFECT SERVICE OF PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR SHALL LIMIT THE RIGHT TO SUE IN ANY OTHER JURISDICTION.

           11.11 WAIVER OF JURY TRIAL. EACH OF BORROWER AND LENDER HEREBY IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING ARISING OUT OF OR RELATING TO THIS LOAN AGREEMENT, ANY OTHER LOAN DOCUMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY.


           11.12 Acknowledgments. Borrower hereby acknowledges that:

           (a) it has been advised by counsel in the negotiation, execution and delivery of this Loan Agreement, the Note and the other Loan Documents;

           (b) Lender has no fiduciary relationship to Borrower, and the relationship between Borrower and Lender is solely that of debtor and creditor; and

           (c) no joint venture exists between Lender and Borrower.

           11.13 Hypothecation or Pledge of Loans. Lender shall have free and unrestricted use of all Collateral and nothing in this Loan Agreement shall preclude Lender from engaging in repurchase transactions with the Collateral or otherwise pledging, repledging, transferring, hypothecating, or rehypothecating the Collateral or pledging or otherwise transferring its rights to payment hereunder in respect of any Loan made hereunder; provided, that no action by Lender referred to in this sentence shall confer on any Person other than Lender any right against Borrower to require any prepayment under Section 2.04 hereof or any right to enforce against Borrower any other provision of this Loan Agreement, but may grant to any Person the right to require Lender to enforce any such provisions. Nothing contained in this Loan Agreement shall obligate Lender to segregate any Collateral delivered to Lender by Borrower.

           11.14 Servicing.

           (a) Borrower covenants to maintain or cause the servicing of the Collateral to be maintained with respect to each type of Collateral pledged to Lender hereunder in conformity with accepted and prudent servicing practices in the industry for such same type of Collateral and in a manner at least equal in quality to the servicing Borrower provides for assets similar to such Collateral which it owns. In the event that the preceding language is interpreted as constituting one or more servicing contracts, each such servicing contract shall terminate automatically upon the earliest of (i) an Event of Default, (ii) the date on which all the Secured Obligations have been paid in full or (iii) the transfer of servicing approved by Borrower and Lender, which Lender's consent shall not be unreasonably withheld. Midland Loan Services, Inc. ("Midland") shall be the initial servicer.

           (b) If the Collateral, or any portion thereof, is serviced by Borrower, (i) Borrower agrees that Lender is the collateral assignee of all servicing records, including but not limited to any and all servicing agreements, files, documents, records, data bases, computer tapes, copies of computer tapes, proof of insurance coverage, insurance policies, appraisals, other closing documentation, payment history records, and any other records relating to or evidencing the servicing of such Collateral (the "Servicing Records"), and (ii) Borrower grants Lender a security interest in all servicing fees and rights relating to such Collateral and all Servicing Records to secure the obligation of Borrower or its designee to service in conformity with this Section and any other obligation of Borrower to Lender. Borrower covenants to safeguard such Servicing Records and to deliver them promptly to Lender or its designee (including Custodian) at Lender's request.

           (c) If the Collateral, or any portion thereof, is serviced by a third party servicer (such third party servicer, the "Servicer"), Borrower (i) shall provide a copy of the servicing agreement to Lender, which shall be in form and substance acceptable to Lender (the "Servicing Agreement"); and (ii) hereby irrevocably assigns to Lender and Lender's successors and assigns all right, title, interest of Borrower in, to and under, and the benefits of, any Servicing Agreement with respect to such Collateral. Any successor to the Servicer shall be approved in writing by Lender prior to such successor's assumption of servicing obligations with respect to such Collateral. The Travelers Real Estate Investment Group ("Travelers") is hereby approved as a Servicer, subject to (x) there having occurred no materially adverse change in Travelers' ability to perform as Servicer prior to the date of Lender's approval hereunder of any servicing agreement between Borrower and Travelers and (y) the satisfaction by Borrower of clause (i) hereof and the delivery by Borrower to Lender of such additional documentation as Lender may require to further evidence the security interest granted to Lender by Borrower in Borrower's interest in any servicing agreement entered into between Borrower and Travelers.

           (d) Borrower shall provide to Lender a letter from Borrower (if Borrower is the Servicer) or the Servicer, as the case may be, to the effect that upon the occurrence of an Event of Default, Lender may terminate any Servicing Agreement and transfer servicing to its designee, at no cost or expense to Lender, it being agreed that Borrower will pay any and all fees required to terminate the Servicing Agreement and to effectuate the transfer of servicing to the designee of Lender.

           (e) After the Funding Date, until the pledge of any Collateral is relinquished by Custodian, Borrower will have no right to modify or alter the terms of any of the documents pertaining to such Collateral and Borrower will have no obligation or right to repossess such Collateral or substitute other Collateral, except as provided in the Custodial Agreement; provided, however, that so long as no Default or Event of Default has occurred and is continuing, Borrower may enter into such modifications of the terms of such documents as do not, as to any individual item of Collateral, (i) result in a negative monetary effect or (ii) constitute a material adverse effect.

           (f)  In  the  event  Borrower  or  its  Affiliate  is  servicing  any
Collateral,   Borrower  shall  permit  Lender  to  inspect   Borrower's  or  its
Affiliate's servicing facilities, as the case may be, for the purpose of satisfying Lender that Borrower or its Affiliate, as the case may be, has the ability to service such Collateral as provided in this Loan Agreement.

           (g) Borrower shall cause the Servicer to provide a copy of each report and notice sent to Borrower to be sent to Lender concurrently therewith.

           11.15 Periodic Due Diligence Review. Borrower acknowledges that Lender has the right to perform continuing due diligence reviews with respect to the Collateral, for purposes of verifying compliance with the representations, warranties and specifications made hereunder, or determining and re-determining the Borrowing Base under Section 2.04(a) hereof, or otherwise, and Borrower agrees that

Lender, at its option, has the right at any time to conduct a partial or complete due diligence review on any or all of the Collateral securing the Loans, including, without limitation, ordering new credit reports and Appraisals on the applicable Collateral and otherwise regenerating the information used to originate such Eligible Collateral. Upon reasonable (but no less than one (1) Business Day) prior notice to Borrower, Lender or its authorized representatives will be permitted during normal business hours to examine, inspect, and make copies and extracts of, the Collateral Files and any and all documents, records, agreements, instruments or information relating to such Collateral in the possession or under the control of Borrower and/or Custodian. Borrower also shall make available to Lender a knowledgeable financial or accounting officer for the purpose of answering questions respecting the Collateral Files and the Collateral. Borrower agrees to cooperate with Lender and any third party underwriter designated by Lender in connection with such underwriting, including, but not limited to, providing Lender and any third party underwriter with access to any and all documents, records, agreements, instruments or information relating to such Collateral in the possession, or under the control, of Borrower. Borrower further agrees that Borrower shall reimburse Lender for any and all out-of-pocket costs and expenses incurred by Lender in connection with Lender's activities pursuant to this Section 11.15.

           11.16 Intent. The parties recognize that each Loan is a "securities contract" as that term is defined in Section 741 of Title 11 of the United States Code, as amended.

           11.17 Change of Borrower's State of Formation. If Borrower shall change the State or Country under whose laws Borrower shall be incorporated and organized, Borrower shall promptly provide Lender with a copy of its new Declaration of Trust, Articles of Incorporation or similar document, certified by the Secretary of State or other appropriate official of Borrower's new State or Country of formation, if applicable, together with such opinions of counsel regarding such change as Lender, in its sole discretion, shall require.

           11.18 Set-Off. In addition to any rights and remedies of Lender provided by this Loan Agreement and by law, Lender shall have the right, without prior notice to Borrower, any such notice being expressly waived by Borrower to the extent permitted by applicable law, upon any amount becoming due and payable by Borrower hereunder (whether at the stated maturity, by acceleration or otherwise) to set-off and appropriate and apply against such amount any and all deposits (general or special, time or demand, provisional or final), in any currency, and any other credits, indebtedness or claims, in any currency, in each case whether direct or indirect, absolute or contingent, matured or unmatured, at any time held or owing by Lender or any Affiliate thereof to or for the credit or the account of Borrower. Lender agrees promptly to notify Borrower after any such set-off and application made by Lender; provided that the failure to give such notice shall not affect the validity of such set-off and application.

           11.19 Morgan Stanley Downgrade. In the event (a) Morgan Stanley Dean Witter & Co.'s corporate bond rating as calculated by S&P or Moody's shall have been lowered or downgraded to a rating below A- as indicated by S&P or below A3 as indicated by Moody's and (b) Borrower shall have repaid all amounts owing to Lender under this agreement written ninety (90) days following such downgrade, Lender shall refund to Borrower a portion of the sum of (i) the fee paid to Lender pursuant to Section 5.01(a)(ii) hereof and (ii) the Maximum Credit Increase Fee paid to Lender hereunder, if any, in an amount equal to the product of (1) such sum multiplied by (2) 30 basis points (0.30%) multiplied by (3) the quotient of (x) the number of days remaining to, and including, the Termination Date divided by (y) the number of days from and after the date hereof to, and including, the Termination Date.

           11.20 Special Purpose Entity. Borrower shall: (a) not own any assets nor engage in any business other than owning the assets and engaging in the transactions specifically contemplated hereunder and under every other document to be executed pursuant to this Loan Agreement; (b) not incur any indebtedness or obligation, secured or unsecured, direct or indirect, absolute or contingent (including any guarantee thereof), other than pursuant hereto; (c) not make any loans or advances to any third party, and shall not acquire obligations or securities of any of its Affiliates; (d) pay its debts and liabilities (including, as applicable, shared personnel and overhead expenses) only from its own assets; (e) comply with the provisions of its organizational documents; (f) do all things necessary to observe organizational formalities and to preserve its existence, and will not amend, modify or otherwise change its organizational documents, or suffer same to be amended, modified or otherwise changed without the prior written consent of Lender which shall not be unreasonably withheld; (g) maintain all of its books, records, financial statements and bank accounts separate from those of its Affiliates; (h) be, and at all times will hold itself out to the public as, a legal entity separate and distinct from any other entity (including any of its Affiliates), shall correct any known misunderstanding regarding its status as a separate entity, shall conduct business in its own name, shall not identify itself or any of its Affiliates as a division or part of the other and shall maintain and utilize separate stationary, invoices and checks; (i) maintain adequate capital for the normal obligations reasonably foreseeable in a business of its size and character and in light of its contemplated business operations;
(j) not engage in or suffer any change of ownership, dissolution, winding up, liquidation, consolidation or merger in whole or in part; (k) not commingle its funds or other assets with those of any of its Affiliates or any other Person;
(l) maintain its assets in such a manner that it will not be costly or difficult to segregate, ascertain or identify its individual assets from those of any of its Affiliates or any other Person; and (n) cause each of its direct and indirect owners to agree not to (i) file or consent to the filing of any bankruptcy, insolvency or reorganization case or proceeding with respect to Borrower; institute any proceedings under any applicable insolvency law or otherwise seek any relief under any laws relating to the relief from debts or the protection of debtors generally with respect to Borrower; (ii) seek or consent to the appointment of a receiver, liquidator, assignee, trustee, sequester, custodian or any similar official for Borrower or a substantial portion of its properties; or (iii) make any assignment for the benefit of Borrower's creditors.

           11.21 Joint and Several Liability. In the event of the existence of an Additional Borrower, Initial Borrower and each Additional Borrower hereby acknowledge and agree that each entity shall be jointly and severally liable to Lender for all representations, warranties, covenants, obligations and indemnities of Borrower hereunder.

                            [SIGNATURE PAGE FOLLOWS]

           WITNESS WHEREOF, the parties hereto have caused this Loan Agreement to be duly executed and delivered as a deed as of the day and year first above written.

                              BORROWER

                              CTMP II FUNDING CORP.(MS),
                              a Cayman Islands exempt company


                              By:  /s/ Edward L. Shugrue, III
                                   -------------------------------------
                                   Name:  Edward L. Shugrue, III
                                   Title: Chief Financial Officer

                              Address for Notices:
                              -------------------

                              410 Park Avenue, 14th Floor
                              New York, New York 10022
                              Attention:  Edward L. Shugrue, III
                                          Chief Financial Officer
                              Telecopier No.: (212) 655-0044
                              Telephone No.:  (212) 655-0220

                              With a copy to:
                              Paul, Hastings, Janofsky & Walker LLP
                              75 East 55th Street
                              New York, New York 10022
                              Attention: John A. Cahill, Esq.
                              Telecopier No.: (212) 318-6876
                              Telephone No.:  (212) 318-6260


                              LENDER

                              MORGAN STANLEY DEAN WITTER MORTGAGE CAPITAL INC.


                              By:  /s/ Marc Flamino
                                   -------------------------------------
                                   Name:  Marc Flamino
                                   Title: Vice President

                              Address for Notices:
                              -------------------

                              1585 Broadway
                              New York, New York  10036
                              Attention: Mr. Marc Flamino, Whole Loan Operations Mortgage-Backed Securities Department,
                              Fixed-Income Division
                              Telecopier No.: (212) 761-0093
                              Telephone No.:  (212) 761-4243

                              With a copy to:

                              Clifford Chance Rogers & Wells LLP
                              200 Park Avenue
                              New York, New York 10166-0153
                              Attention: Frederick B. Utley, III, Esq.
                              Telecopier No.: (212) 878-8375
                              Telephone No.:  (212) 878-8356

                                   SCHEDULE 1

                        FILING JURISDICTIONS AND OFFICES

                                   SCHEDULE 2

                               APPROVED APPRAISERS


1.         KTR Appraisal Services

2.         Cushman & Wakefield, Inc.

3.         Landauer Real Estate Counselors

4.         CB Commercial

5.         The Weitzman Group

6.         Greenwich Group

7.         Arthur Andersen

8.         Joseph Blake

                                   SCHEDULE 3

                               APPROVED ENGINEERS


1.         EMG

2.         KTR Realty Services

3.         Merritt & Harris, Inc.

4.         C.A. Rich, Inc.

5.         IVI

6.         Dames & Moore

7.         Law

8.         Echland

9.         EM&CA

10.        Acqua Terra

11.        ATC (BCM Engineers)

12.        Horn Chandler & Thomas

                                   SCHEDULE 4

                       APPROVED ENVIRONMENTAL CONSULTANTS


1.         Acqua Terra

2.         Law Environmental

3.         KTR Realty Services

4.         EMG

5.         Clayton

6.         Dames & Moore

7.         Brown & Root

8.         C.A. Rich, Inc.

9.         Echland

10.        EM&CA

11.        ATC (BCM Engineers)

12.        Front Royal

13.        IVI

                                                                       EXHIBIT A



                            [FORM OF PROMISSORY NOTE]

$225,000,000.00                                              As of July 16, 2001
                                                              New York, New York

           FOR VALUE RECEIVED, CTMP II FUNDING CORP. (MS), a company incorporated under the laws of the Cayman Islands (the "Borrower"), hereby promises to pay to the order of MORGAN STANLEY DEAN WITTER MORTGAGE CAPITAL INC. (the "Lender"), at the principal office of Lender at 1585 Broadway, New York, New York, 10036, in lawful money of the United States, and in immediately available funds, the principal sum of TWO HUNDRED TWENTY-FIVE MILLION DOLLARS ($225,000,000.00) (or such lesser amount as shall equal the aggregate unpaid principal amount of the Loans made by Lender to Borrower under the Loan Agreement), on the dates and in the principal amounts provided in the Loan Agreement, and to pay interest on the unpaid principal amount of each such Loan, at such office, in like money and funds, for the period commencing on the date of such Loan until such Loan shall be paid in full, at the rates per annum and on the dates provided in the Loan Agreement.

           The date, amount and interest rate of each Loan made by Lender to Borrower, and each payment made on account of the principal thereof, shall be recorded by Lender on its books and, prior to any transfer of this Note, endorsed by Lender on the schedule attached hereto or any continuation thereof; provided, that the failure of Lender to make any such recordation or endorsement shall not affect the obligations of Borrower to make a payment when due of any amount owing under the Loan Agreement or hereunder in respect of the Loans made by Lender.

           This Note is the Note referred to in the Master Loan and Security Agreement dated as of July 16, 2001 (as amended, supplemented or otherwise modified and in effect from time to time, the "Loan Agreement") between Borrower and Lender, and evidences Loans made by Lender thereunder. Terms used but not defined in this Note have the respective meanings assigned to them in the Loan Agreement.

           Borrower agrees to pay all Lender's costs of collection and enforcement (including reasonable attorneys' fees and disbursements of Lender's counsel) in respect of this Note when incurred, including, without limitation, reasonable attorneys' fees through appellate proceedings.

           Notwithstanding the pledge of the Collateral, Borrower hereby acknowledges, admits and agrees that Borrower's obligations under this Note are recourse obligations of Borrower to which Borrower pledges its full faith and credit.

           Borrower, and any endorsers or guarantors hereof, (a) severally waive diligence, presentment, protest and demand and also notice of protest, demand, dishonor and nonpayment of this Note, (b) expressly agree that this Note, or any payment hereunder, may be extended from time to time, and consent to the acceptance of further Collateral, the release of any Collateral for this Note, the release of any party primarily or secondarily liable hereon, and (c) expressly agree that it will not be necessary for Lender, in order to enforce payment of this Note, to first institute or exhaust Lender's remedies against Borrower or any other party liable hereon or against any Collateral for this Note. No extension of time for the payment of this Note, or any installment hereof, made by agreement by Lender with any person now or hereafter liable for the payment of this Note, shall affect the liability under this Note of Borrower, even if Borrower is not a party to such agreement; provided, however, that Lender and Borrower, by written agreement between them, may affect the liability of Borrower.

           Any reference herein to Lender shall be deemed to include and apply to every subsequent holder of this Note. Reference is made to the Loan Agreement for provisions concerning optional and mandatory prepayments, Collateral, acceleration and other material terms affecting this Note.

           This Note shall be governed by and construed under the laws of the State of New York (without reference to choice of law doctrine) whose laws Borrower expressly elects to apply to this Note. Borrower agrees that any action or proceeding brought to enforce or arising out of this Note may be commenced in the Supreme Court of the State of New York, Borough of Manhattan, or in the District Court of the United States for the Southern District of New York.

                          CTMP II FUNDING CORP. (MS),
                             a Cayman Islands exempt company


                          By: _______________________
                              Name: Edward L. Shugrue III
                              Title: Chief Financial Officer

                                SCHEDULE OF LOANS

This Promissory Note evidences Loans made under the within-described Loan Agreement to Borrower, on the dates, in the principal amounts and bearing interest at the rates set forth below, and subject to the payments and prepayments of principal set forth below.


--------------------------------------------------------------------------------------------------------
     Name of     Date    Principal   Interest   Amount      Unpaid     Cumulative Total    Notation
   Collateral    Made     Amount      Rate     Paid or     Principal   Unpaid Principal    Made by
                         of Loan               Prepaid      Amount         Amount
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------

                                                                       EXHIBIT B


                          [FORM OF CUSTODIAL AGREEMENT]
                         [STORED AS A SEPARATE DOCUMENT]

                                                                       EXHIBIT C


                    [FORM OF OPINION OF COUNSEL OF BORROWER]

                                                                       EXHIBIT D


                         [FORM OF REQUEST FOR BORROWING]

           Master Loan and Security Agreement, dated as of July 16, 2001 (the "Loan and Security Agreement"), by and between Borrower and Morgan Stanley Dean Witter Mortgage Capital Inc. (the "Lender"),


Lender:                         Morgan Stanley Dean Witter Mortgage Capital Inc.

Borrower:                       [NAME OF BORROWER]

Requested Fund Date:            ------------------------------------------------

Transmission Date:              ------------------------------------------------

Transmission time:              ------------------------------------------------

[Type of Funding:               ---------------------------------------]
(Wet or Dry)

[Type of Loan requested:        ---------------------------------------]
Committed or Uncommitted

Number of Mortgage              ----------------------------
Loans to be Pledged:

Unpaid Principal Balance:       $----------------------------

Requested Wire Amount:          $----------------------------

Wire Instructions:

Requested by:

[NAME OF BORROWER]


By:
   -----------------------------
   Name:
   Title:

                                                                       EXHIBIT E


                        [FORM OF LENDER'S RELEASE LETTER]

                                     (Date)

Morgan Stanley Dean Witter Mortgage Capital Inc.
1585 Broadway
New York, New York 10036
Attention:
           -------------------------------
Facsimile:
           -------------------------------

Re: Certain Collateral Identified on Schedule A hereto and owned by [BORROWER]


           The undersigned hereby releases all right, interest, lien or claim of any kind with respect to the Collateral described in the attached Schedule A, such release to be effective automatically without any further action by any party upon payment in one or more installments, in immediately available finds of $__________, in accordance with the following wire instructions:



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  Very truly yours,

                                  [LENDER]

                                  By:
                                      ----------------------------------
                                       Name:
                                       Title:

                                                                       EXHIBIT F


                           [FORM OF BAILEE AGREEMENT]

                        [Capital Trust, Inc. Letterhead]

May 7, 2001

Stephen D. Plavin
71 Great Hills Road
Short Hills, NJ  07078

          Re: Employment Agreement

Dear Stephen:

          We refer to that certain employment agreement (the "Employment Agreement"), dated as of August 15, 1998, by and between you and Capital Trust, Inc., a Maryland corporation and successor to Capital Trust, a California business trust (the "Company"). This letter will serve to memorialize certain agreements you and the Company have made to amend certain terms of the Employment Agreement. Capitalized terms used and not defined herein shall have the meanings ascribed to such terms in the Employment Agreement.

          We hereby agree that, notwithstanding any other provision to the contrary in the Employment Agreement, the Employment Agreement shall expire at 12:00 midnight on January 2, 2002 and shall be of no further force and effect with respect to your employment with the Company thereafter. After the foregoing expiration of the Employment Agreement, you will be an employee "at will" and either you or the Company can terminate your employment with the Company for any reason at any time. Nothing in this letter shall relieve the Company of any obligation to pay compensation or benefits earned by or owed to you under the Employment Agreement on account of your employment prior to the expiration of the Employment Agreement.

          We hereby agree to amend Section 2.08 to provide that in lieu of the compensation due and payable on January 1, 2002, the Company shall on February 1, 2002 pay you $250,000 in cash and issue to you pursuant to the Share Plan 50,000 Grant Shares, fully vested as of the issuance date notwithstanding anything contrary in the Share Plan, it being agreed that the Company shall have no other obligations under Section 2.08 of any kind.

          We hereby agree to grant and issue to you as of May 7, 2001 pursuant to the Share Plan, an option to acquire 50,000 shares of class A common stock, par value $.01 per share, of the Company, with a $5.00 per share exercise price, which shall vest and become exercisable in equal increments of one-third on each of the first three anniversaries of the date of grant.

          If the foregoing correctly sets forth our agreement, please sign and return to the Company this letter, at which time it shall be and become our mutually binding agreement, enforceable in accordance with its terms.

                                                    Sincerely yours,

                                                    Capital Trust, Inc.


                                                    /s/ John R. Klopp
                                                    -----------------
                                                    John R. Klopp
                                                    Chief Executive Officer
Accepted and Agreed,
as of the date first above written


/s/ Stephen D. Plavin
--------------------------
Stephen D. Plavin