Form 10-K
period 2001-12-31
CAPITAL TRUST INC
filed 2002-04-01
CIK 1061630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

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

                                  MARKET VALUE
                                  ------------

Based on the closing sales price of $5.00 per share, the aggregate market value of the outstanding Class A Common Stock held by non-affiliates of the registrant as of March 28, 2002 was $46,812,000.

                                OUTSTANDING STOCK
                                -----------------

As of March 28, 2002 there were 18,853,203 outstanding shares of Class A Common Stock. The Class A Common Stock is listed on the New York Stock Exchange (trading symbol "CT"). Trading is reported in many newspapers as "CapTr".

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



------------------------------------------------------------------------------

                               CAPITAL TRUST, INC.
------------------------------------------------------------------------------

PART I
------------------------------------------------------------------------------
                                                                                                               PAGE

Item 1.           Business                                                                                        1
Item 2.           Properties                                                                                      6
Item 3.           Legal Proceedings                                                                               6
Item 4.           Submission of Matters to a Vote of Security Holders                                             6
------------------------------------------------------------------------------

PART II
------------------------------------------------------------------------------

Item 5.           Market for the Registrant's Common Equity and Related Security
                           Holder Matters                                                                         7
Item 6.           Selected Financial Data                                                                         8
Item 7.           Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                                                  9
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                                     18
Item 8.           Financial Statements and Supplementary Data                                                    19
Item 9.           Changes in and Disagreements with Accountants on Accounting
                           and Financial Disclosure                                                              19
------------------------------------------------------------------------------

PART III
------------------------------------------------------------------------------

Item 10.          Directors and Executive Officers of the Registrant                                             20
Item 11.          Executive Compensation                                                                         20
Item 12.          Security Ownership of Certain Beneficial Owners and Management                                 20
Item 13.          Certain Relationships and Related Transactions                                                 20
------------------------------------------------------------------------------

PART IV
------------------------------------------------------------------------------

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                                21
------------------------------------------------------------------------------

Signatures                                                                                                       25

Index to Consolidated Financial Statements                                                                      F-1



                                     PART I
------------------------------------------------------------------------------

Item 1.           Business
------------------------------------------------------------------------------

General
-------

Capital Trust, Inc. (the "Company") is an investment management and real estate finance company that makes, for its own account and for funds that it manages, high-yield commercial real estate loans and related investments. The Company serves as the investment manager to CT Mezzanine Partners II LP ("Fund II"), the largest dedicated commercial real estate mezzanine investment fund in the U.S. with total equity commitments of $845 million. The Company continues to pursue a transition from being a balance sheet lender to managing investments on behalf of third parties. The Company's transition to an investment manager commenced in March 2000 when it entered into a venture with Citigroup Investments Inc. ("Citigroup") to co-sponsor, commit to invest capital in, and manage a series of high-yield commercial real estate mezzanine investment funds.

Business and Investment Strategy
--------------------------------

The Company's business strategy is to continue to expand its investment management business by sponsoring other real estate related investment funds and, following the investment period for Fund II, other investment funds, including commercial real estate mezzanine investment funds, and thereby generating additional investment management fees and incentive compensation tied to the performance of the portfolios of investments held by new funds under management. The Company also continues to manage its existing portfolio of balance sheet assets originated prior to the Company's strategic transition to the investment management business and remains positioned to selectively add to its balance sheet investments in a diverse array of real estate and investment management/finance-related assets and enterprises, including operating companies. The Company also continues to manage the portfolio of loans and investments held by CT Mezzanine Partners I LLC ("Fund I"), its first commercial real estate mezzanine investment fund jointly sponsored with Citigroup.

The Company's current investment strategy is to pursue lending and investment opportunities designed to capitalize on inefficiencies in the real estate capital, mortgage and finance markets. The Company's current investment program emphasizes senior and junior commercial mortgage loans, real estate related corporate mezzanine loans, certificated mezzanine investments, subordinated interests in commercial mortgage-backed securities ("CMBS") and preferred and/or direct equity investments pursuant to which the "mezzanine" financing or capital provided by the Company is generally subordinate to third-party financing, but senior to the owner/operator's equity position. The Company pursues market opportunities, which, if carefully underwritten, structured and monitored, represent attractive investments that pose potentially less risk than direct equity ownership of real property. The Company also believes that the rapid growth of the CMBS market has given rise to opportunities for the Company to selectively acquire non-investment grade classes of such securities, which the Company believes can be priced inefficiently in terms of their risk/reward profile.

The Company funds its business development and investment activities with cash flow generated from operations and with borrowings obtained under credit facilities or pursuant to other financing arrangements. The Company believes its existing sources of funds are adequate to meet its equity commitments to Fund II and to fund, as necessary, new balance sheet loan and investment activity. The Company continues to explore alternative sources of capital to fund its business and investment activities, including, but not limited to, other joint ventures, strategic alliances and investment management ventures.

Developments During Fiscal Year 2001
------------------------------------

During fiscal year 2001, the Company continued to operate and develop its investment management business. The Company continued to originate loans and
investments  for  Fund  I  until  the  initial  closing  on  investors'   equity
commitments to Fund II on April 9, 2001. During 2001, Fund I originated $171 million of loans and investments of which $84 million were sold to Fund II after its initial closing pursuant to the limited partnership agreement. As of December 31, 2001, Fund I held $165 million of loans in its portfolio, all of which are performing in accordance with the terms of the loan agreements except for one loan for $26.0 million which is in default and for which, beginning June 30, 2001, the accrual of interest was suspended.

During fiscal year 2001, the Company continued the private offering of interests in Fund II primarily to institutional private equity investors. Fund II effected closings on April 9 and May 29, 2001, following which the fund completed several lending and investment transactions. On August 7, 2001, Fund II effected its final closing of investors' capital commitments. As of the final closing, Fund II was capitalized with total equity commitments of $845 million, including commitments (both limited partner and general partner) from the Company and Citigroup of $49.7 million and $198.9 million, respectively. As of December 31, 2001, Fund II held $485 million of loans and investments in its portfolio, all of which are performing in accordance with their loan or other agreements.

The Company expects to earn approximately $9.5 million of management and advisory fees annually from its association with Fund II during the investment period. The Company's wholly-owned subsidiary, CT Investment Management Co. LLC ("CTIMCO"), serves as the investment manager to Fund II and in connection therewith will earn annual investment management fees equal to $8.1 million during the investment period for the fund. CTIMCO also expects to earn $1.4 million of additional annual fees from consulting services to be rendered to Fund II's general partner.

Pursuant to the Company's venture agreement with affiliates of Citigroup, in 2001, the Company issued stock purchase warrants to an affiliate of Citigroup which may be exercised to purchase a total of 4,278,467 shares of class A common stock, par value $0.01 per share ("Class A Common Stock"). Combined with the warrants to purchase 4,250,000 shares previously issued, warrants to purchase a total of 8,528,467 shares of Class A Common Stock have been issued to affiliates of Citigroup. All such warrants have an exercise price of $5.00 per share, are currently exercisable and expire on March 8, 2005.

The Company's total asset base increased from $644.4 million at December 31, 2000 to $678.8 million at December 31, 2001, primarily as a result of purchases of available-for-sale securities made in response to significant loan satisfactions to maintain compliance with an exemption from being treated as an investment company under the Investment Company Act of 1940 (the "1940-Act"). The Company expects total assets to remain relatively constant, as additional reductions in loan assets from satisfactions will require the Company to purchase similar amounts of 1940-Act qualifying assets.

Description of Business
-----------------------

General
-------
The Company is an investment management and real estate finance company that makes, for its own account and for funds that it manages, high-yield commercial real estate loans and related investments. The Company recently entered the investment management business, marking a shift in business from a balance sheet lender to that of an investment manager making substantial co-investments with other investors in funds under management. The Company believes that the investment management business allows the Company to access the private equity markets as a source of capital to fund its business and provides the potential for significant operating leverage allowing the Company to grow earnings and to increase return on equity without simply incurring additional financial risk. Fund II, for which CTIMCO serves as investment manager, is the principal vehicle through which the Company's current investment program is carried out, although when consistent with its obligations to Fund II, the Company may invest for its own balance sheet.

Real Estate Lending and Investment Market
----------------
The Company believes that the stability of commercial real estate property markets, coupled with fundamental and structural changes in the real estate capital markets, primarily related to the growth in CMBS issuance and the financing parameters related thereto, creates significant opportunities for companies specializing in commercial real estate lending and investing. The most significant structural change is the continuing growth of the securitization of commercial mortgage loans, which results in certain borrowers being unable or unwilling to satisfy inflexible credit rating agency guidelines. Further, the continuing consolidation in real estate markets results in a need for fully integrated lenders and investors capable of originating, underwriting, structuring, managing and retaining real estate risk. The Company believes that these significant fundamental and structural changes in the commercial real estate capital markets are creating the need for mezzanine investment capital emphasized in the Company's investment program.

Investment Program
------------------
Whether through its investment management business, or as a principal, the Company seeks to generate returns from a portfolio of leveraged loans and investments. The Company's current investment program emphasizes, but is not limited to, the following general categories of real estate and finance-related assets:

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

     o Mezzanine Loans. The Company originates high-yielding loans that are subordinate to first lien mortgage loans on commercial real estate and are secured either by a second lien mortgage or a pledge of the ownership interests in the borrowing property owner ("Mezzanine Loans"). Typically, Mezzanine Loans provide the capital representing the level between 60% and 90% of property value. Generally, the Company's Mezzanine Loans have a longer anticipated duration than its Mortgage Loans, are not intended to serve as transitional mortgage financing and can represent subordinated investments in real estate operating companies which may take the form of secured or unsecured debt, preferred stock and other hybrid instruments.

     o Certificated Mezzanine Investments. The Company purchases high-yielding investments that are subordinate to senior secured loans on commercial real estate. Such investments represent interests in debt service from loans secured by the underlying property or property cash flow and are held through a trust and issued in certificate form. These certificated investments carry substantially similar terms and risks as Mezzanine Loans ("Certificated Mezzanine Investments").

     o Subordinated Interests. The Company pursues rated and unrated investments in public and private subordinated interests ("Subordinated Interests") in commercial collateralized mortgage obligations ("CMOs") and other CMBS. Subordinated Interests represent the junior, subordinated class which are typically lower rated with non-investment grade ""BB"" or "B" rating agency ratings or are the unrated high-yielding credit support class.

     o Other Investments. The Company remains positioned to develop an investment portfolio of commercial real estate and investment management/finance-related assets meeting the Company's target risk/return profile. Except as limited by its role as investment manager to funds under management, the Company is not limited in the kinds of commercial real estate and investment management/finance-related assets in which it can invest on balance sheet and believes that it is positioned to expand opportunistically its investment management/finance business. The Company may pursue investments in, among other assets, construction loans, distressed mortgages, foreign real estate and finance-related assets, operating companies, including investment managers and loan origination and loan servicing companies, and fee interests in real property (collectively, "Other Investments"). Any such lending may be on a secured or unsecured basis and will be subject to risks similar to those attendant to investing in the other categories set forth above.

The Company's current investment program emphasizes loans and investments that provide unleveraged investment yields within a target range of 500 to 800 basis points above LIBOR. The Company may originate or acquire loans and investments with yields that fall outside of the foregoing targeted investment yield range, but otherwise correspond to the level of risk perceived by the Company to be associated with such loans and investments. The Company has no predetermined limitations or targets for concentration of asset type or geographic location. Instead of adhering to any prescribed limits or targets, the Company makes acquisition decisions through asset and collateral analysis, evaluating investment risks on a case-by-case basis.

Sources of Financing and Use of Leverage
----------------------------------------

The Company seeks to maximize yield through the use of leverage, consistent with maintaining an acceptable level of risk, and therefore finances the loans and investments it holds and manages. The Company leverages assets through, among other things, borrowings under credit facilities, other secured and unsecured borrowings, and financing obtained through repurchase obligations. When the expected benefits outweigh the risks to the Company, such borrowings may have recourse to the Company or the fund in the form of guarantees or other obligations. If changes in market conditions cause the cost of such financing to increase relative to the income that can be derived from investments made with the proceeds thereof, the Company may reduce the amount of leverage it utilizes. Obtaining the leverage required to execute the current business plan requires the Company to maintain interest coverage ratios and other covenants mandated by current market underwriting standards. Sources of financing currently employed by the Company include the following:

     o Credit Facilities. The Company had two credit facilities under which it could borrow funds to finance its balance sheet loan and investment assets. In February 2002, one of the credit facilities matured and the assets financed thereon were financed under a new term redeemable securities contract as described below. The remaining $100 million credit facility provides the Company with adequate liquidity for its short-term needs.

     o Term Redeemable Securities Contract. In connection with the Company's original purchase of a CMBS portfolio from a commercial lender (the "BB CMBS Portfolio"), the Company obtained financing for 70% of the purchase price, or $137.8 million, at a floating rate of LIBOR plus 50 basis points pursuant to a term redeemable securities contract with an affiliate of the seller. Upon maturity of this term redeemable securities contract in February 2002, the Company entered into a new term redeemable securities contract with the same counterparty, which allows for a maximum financing of $75 million. The new term redeemable securities contract has a two-year term with an automatic one-year amortizing extension option, if not otherwise extended. The Company also utilized two new repurchase obligation to finance the remaining assets financed under the original term redeemable securities contract.

     o Repurchase Obligations. At December 31, 2001, the Company had one existing repurchase obligation (used to finance the available-for-sale securities purchased to remain in compliance with the exemption from being treated as an investment company under the 40-Act) and entered into two new repurchase obligations in February 2002 to finance the remaining assets from the BB CMBS Portfolio. The Company may enter into other such obligations under which the Company would sell assets to a third party with the commitment that the Company repurchase such assets from the purchaser at a fixed price on an agreed date. Repurchase obligations may be characterized as loans to the Company from the other party, with underlying assets securing them. The repurchase price reflects the purchase price plus an agreed market rate of interest, which is generally paid on a monthly basis.

Leverage creates an opportunity for increased income, but at the same time creates special risks. For example, leverage magnifies changes in the net worth of the Company or funds under management. Although the amount owed will be fixed, the assets may change in value during the time the debt is outstanding. Leverage creates interest expense that can exceed the revenues from the leveraged assets. To the extent the rate of return derived from assets acquired with borrowed funds exceed the rate of interest expense incurred, net income will be greater than if borrowed funds had not been used. Conversely, if the revenues from the assets acquired with borrowed funds are not sufficient to cover the cost of borrowing, net income will be less than if borrowed funds had not been used.

The Company does not intend to exceed for its own balance sheet a debt-to-equity ratio of 5:1 and there may also be limits to the amount of leverage that can be applied to certain assets. The Company expects that future investment funds sponsored by the Company will utilize leverage to enhance yields, although the extent to which leverage will be utilized will depend on the investment parameters  of the product  offered to  investors.  At December  31,  2001,  the
Company's debt-to-equity ratio (treating the Convertible Trust Preferred Securities as a component of equity) was 1.63:1.

Interest Rate Management Techniques
-----------------------------------

The Company has engaged in and will continue to engage in a variety of interest rate management techniques for the purpose of managing the effective interest rate of its assets and/or liabilities. These techniques also may be used to attempt to protect against declines in the market value of the Company's assets resulting from general trends in debt markets. Any such transaction is subject to risks and may limit the potential earnings on loans and real estate investments. Such techniques include, but are not limited to, interest rate swaps (the exchange of fixed-rate payments and floating-rate payments) and interest rate caps. The Company employs the use of correlated hedging strategies to limit the effects of changes in interest rates on its operations, including engaging in interest rate swaps and interest rate caps to minimize its exposure to changes in interest rates. The Company has adopted accounting policies under which such derivatives will impact either or both shareholders' equity or net income depending on the extent to which components of interest rate risk are hedged. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Adoption of Statement of Financial Accounting Standards No. 133."

Competition
-----------

The Company is engaged in a highly competitive business. The Company competes for loan and investment opportunities with numerous public and private real estate investment vehicles, including financial institutions (such as mortgage banks, pension funds, opportunity funds and REITs) and other institutional investors, as well as individuals. Many competitors are significantly larger than the Company, have well established operating histories and may have access to greater capital and other resources. In addition, the investment management industry is highly competitive and there are numerous well-established competitors possessing substantially greater financial, marketing, personnel and other resources than the Company. The Company competes with other investment management companies in attracting capital for funds under management.

Government Regulation
---------------------

The Company's activities, including the financing of its operations, are subject to a variety of federal and state regulations such as those imposed by the Federal Trade Commission and the Equal Credit Opportunity Act. In addition, a majority of states have ceilings on interest rates chargeable to customers in financing transactions.

Employees
---------

As of December 31, 2001, the Company employed 21 full-time professionals, one part-time professional and seven other full-time employees. None of the Company's employees are covered by a collective bargaining agreement and management considers the relationship with its employees to be good.

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

The Company did not submit any matters to a vote of security holders during the fourth quarter.

                                     PART II
------------------------------------------------------------------------------

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters
------------------------------------------------------------------------------

The Company's class A common stock, par value $0.01 per share ("Class A Common Stock") is listed on the New York Stock Exchange ("NYSE"). The trading symbol for the Class A Common Stock is "CT". The Company had 1,444 stockholders-of-record at March 28, 2002.

The table below sets forth, for the calendar quarters indicated, the reported high and low sale prices of the Class A Common Stock as reported on the NYSE based on published financial sources.


                                                                          High           Low
                                                                          ----           ----
               1999
               First Quarter...........................................   $6.00         $4.00
               Second Quarter..........................................    5.875         3.75
               Third Quarter...........................................    4.9375        3.625
               Fourth Quarter..........................................    5.00          3.875

               2000
               First Quarter...........................................    4.5625        3.625
               Second Quarter..........................................    4.00          3.25
               Third Quarter...........................................    4.625         3.75
               Fourth Quarter..........................................    4.9375        4.125

               2001
               First Quarter...........................................    4.6875        4.11
               Second Quarter..........................................    6.45          4.25
               Third Quarter...........................................    6.50          5.10
               Fourth Quarter..........................................    5.76          4.70


No dividends were paid on the Company's Class A Common Stock or Class B Common Stock in 1999, 2000 or 2001 and the Company does not expect to declare or pay dividends on its Common Stock in the foreseeable future. The Company's current policy with respect to dividends is to reinvest earnings.

------------------------------------------------------------------------------

Item 6.           Selected Financial Data
------------------------------------------------------------------------------

The following selected financial data has been derived from the Company's historical financial statements as of and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997. Prior to March 8, 2000, the Company did not serve as investment manager for any funds under management and only the Company's historical financial information, as of and for the years ended December 31, 2001 and 2000 reflect any operating results from its investment management business. For these reasons, the Company believes that, except for the information for the years ended December 31, 2001 and 2000, the following information is not indicative of the Company's current business.


                                                                       Years Ended December 31,
                                                     -------------------------------------------------------------
                                                        2001        2000         1999        1998        1997
                                                     ----------  ------------ ----------- -----------  -----------
STATEMENT OF OPERATIONS DATA:                                 (in thousands, except for per share data)
REVENUES:
Interest and investment income...................      $67,728     $88,433      $89,839     $63,954      $6,445
Income from equity investments in Funds..........        2,991       1,530          --          --          --
Advisory and investment banking fees.............          277       3,920       17,772      10,311       1,698
Management and advisory fees from Funds..........        7,664         373          --          --          --
Rental income....................................          --          --           --          --          307
Gain (loss) on sale of fixed assets and investments        --          (64)          35         --         (432)
                                                     ----------  ------------ ----------- -----------  -----------
   Total revenues................................       78,660      94,192      107,646      74,265       8,018
                                                     ----------  ------------ ----------- -----------  -----------
OPERATING EXPENSES:
Interest.........................................       26,348      36,931       39,791      27,665       2,379
General and administrative.......................       15,382      15,439       17,345      17,045       9,463
Rental property expenses.........................          --          --           --          --          124
Provision for possible credit losses.............          748       5,478        4,103       3,555         462
Unrealized loss on derivative securities.........          542         --           --          --          --
Depreciation and amortization....................          909         902          345         249          92
                                                     ----------  ------------ ----------- -----------  -----------
   Total operating expenses......................       43,929      58,750       61,584      48,514      12,520
                                                     ----------  ------------ ----------- -----------  -----------
Income (loss) before income tax expense and
  distributions and amortization on Convertible
  Trust Preferred Securities.....................       34,731      35,442       46,062      25,751      (4,502)
Income tax expense...............................       16,882      17,760       22,020       9,367          55
                                                     ----------  ------------ ----------- -----------  -----------
Income (loss) before distributions and
   amortization on Convertible Trust Preferred
   Securities....................................       17,849      17,682       24,042      16,384      (4,557)
Distributions and amortization on Convertible
   Trust
  Preferred Securities, net of income tax benefit..      8,479       7,921        6,966       2,941         --
                                                     ----------  ------------ ----------- -----------  -----------
NET INCOME (LOSS)................................        9,370       9,761       17,076      13,443      (4,557)
Less: Preferred Stock dividend and
  dividend requirement...........................          606       1,615        2,375       3,135       1,471
                                                     ----------  ------------ ----------- -----------  -----------
Net income (loss) allocable to Common Stock......       $8,764      $8,146      $14,701     $10,308     $(6,028)
                                                     ==========  ============ =========== ===========  ===========
PER SHARE INFORMATION:
Net income (loss) per share of Common Stock:
     Basic.......................................      $  0.43     $  0.35      $  0.69     $  0.57     $ (0.63)
                                                     ==========  ============ =========== ===========  ===========
     Diluted.....................................      $  0.37     $  0.33      $  0.55     $  0.44     $ (0.63)
                                                     ==========  ============ =========== ===========  ===========
Weighted average shares of Common Stock outstanding:
     Basic.......................................       20,166      23,171       21,334      18,209       9,527
                                                     ==========  ============ =========== ===========  ===========
     Diluted.....................................       36,124      29,692       43,725      30,625       9,527
                                                     ==========  ============ =========== ===========  ===========

                                                                          As of December 31,
                                                     -------------------------------------------------------------
                                                        2001        2000         1999        1998        1997
                                                     ----------  ------------ ----------- -----------  -----------
BALANCE SHEET DATA:
Total assets.....................................     $678,800    $644,392     $827,808    $766,438    $317,366
Total liabilities................................      428,231     338,584      522,925     472,207     174,077
Convertible Trust Preferred Securities...........      147,941     147,142      146,343     145,544        --
Stockholders' equity.............................      102,628     158,666      158,540     148,687     143,289


------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------

Introduction
------------

The Company is an investment management and real estate finance company that operated principally as a balance sheet lender until the commencement of its transition to the investment management business in March 2000. Prior to July 1997, the Company operated as a REIT, originating, acquiring, operating and holding income-producing real property and mortgage-related investments. The results for the year ended December 31, 1999 reflect the Company's principal balance sheet lending operations. The results for the years ended December 31, 2001 and 2000 reflect both balance sheet lending and the investment management business.

The Company is successor to Capital Trust, a California business trust, following consummation of the reorganization on January 28, 1999, pursuant to which the predecessor ultimately merged with and into the Company, which thereafter continued as the surviving Maryland corporation. Each outstanding predecessor class A common share of beneficial interest was converted into one share of class A common stock, par value $0.01 per share ("Class A Common Stock"), and each outstanding predecessor class A 9.5% cumulative convertible preferred share of beneficial interest was converted into one share of class A 9.5% cumulative convertible preferred stock, par value $0.01 per share ("Class A Preferred Stock"), of the Company. As a result, all of the predecessor's previously issued class A common shares of beneficial interest have been reclassified as shares of Class A Common Stock and all of the predecessor's previously issued class A preferred shares of beneficial interest have been reclassified as shares of Class A Preferred Stock. Unless the context otherwise requires, hereinafter references to the business, assets, liabilities, capital structure, operations and affairs of the Company include those of the predecessor prior to the reorganization.

At the December 31, 2001, 2000 and 1999 fiscal year ends, the Company had outstanding $150 million aggregate liquidation amount convertible trust preferred securities which were originally issued by the Company's consolidated statutory trust subsidiary, CT Convertible Trust I (the "Trust"), in July 1998 and originally represented an undivided beneficial interest in the assets of the Trust that consisted solely of the Company's $154,650,000 aggregate principal amount 8.25% step up convertible junior subordinated debentures that were concurrently issued and sold to the Trust. The convertible trust preferred securities were modified in May 2000 as discussed below.

As part of the Company's transition to the investment management business, the Company entered into a venture with Citigroup to co-sponsor, commit to invest capital in and manage high-yield commercial real estate mezzanine investment funds. Pursuant to the venture agreement, the Company and Citigroup co-sponsored Fund II, the largest commercial real estate mezzanine investment fund in the U.S. with total equity commitments of $845.2 million, and made to it total equity commitments of $49.7 million and $198.9 million, respectively. The Company expects to earn approximately $9.5 million of management and consulting fees annually from its association with Fund II during the investment period. The Company's wholly-owned subsidiary, CTIMCO, serves as the investment manager to Fund II and, in connection therewith, will earn annual investment management fees equal to $8.1 million during the investment period for the fund. CTIMCO also expects to earn $1.4 million of additional annual fees from consulting services to be rendered to Fund II's general partner during the investment period.

In connection with the organization of Fund II and in accordance with the venture agreement, in 2000, the Company issued to an affiliate of Citigroup a warrant to purchase 4,250,000 shares of Class A Common Stock. In connection with the closings on investor's equity commitments to Fund II, in 2001, the Company issued to an affiliate of Citigroup warrants to purchase 4,278,467 shares of Class A Common Stock. All such warrants have a $5.00 per share exercise price, are currently exercisable and expire on March 8, 2005.

Fund II is now the principal vehicle through which the Company originates or acquires loans and investments in accordance with the Company's current investment program. Now that CTIMCO will conduct the origination and acquisition activities on behalf of Fund II, the Company generally will not originate or acquire loans or CMBS directly for its own balance sheet portfolio with the working capital derived from maturing loans and investments. Since new loans and CMBS investments will be made by CTIMCO for Fund II, the Company will use its available working capital to make contributions to Fund II as and when required. As a result, if the amount of the Company's maturing loans and investments increases significantly before excess capital is invested in Fund II or other funds, or otherwise accretively deployed, the Company may experience shortfalls in revenues and lower earnings until offsetting revenues are derived from funds under management or other sources. The Company expects its total assets to remain relatively constant, as additional reductions in loan assets from satisfactions will require the Company to purchase similar amounts of 40-Act qualifying assets.

Pursuant to the venture agreement, the Company agreed, as soon as practicable, subject to certain conditions, to take the steps necessary for it to be treated as a REIT for tax purposes. The earliest that the Company can qualify for election to REIT status will be upon filing its tax return for the year ended December 31, 2002. Based on the composition of its assets and the nature of its income, due in significant part to the successful implementation of the Company's investment management business, the Company does not meet the qualifications to elect to be taxed as a REIT at this time. In light of its success with its investment management business, the Company determined that it was not advisable at this time to pursue the changes to its business and assets that would be necessary for it to qualify for taxation as a REIT. Therefore, the Company requested Citigroup to waive the obligation, which request was granted. The Company continues to pursue alternative strategies for tax efficiency.

Balance Sheet Portfolio Developments and Contributions to Funds
---------------------------------------------------------------

In fiscal year 2001, to facilitate compliance with the 1940 Act, the Company purchased $97.5 million of Federal National Mortgage Association fixed rate whole pool mortgage-backed securities that were subsequently sold at their amortized cost of $97.3 million. The Company also purchased $160.4 million of Federal Home Loan Mortgage Corporation Gold fixed rate whole pool mortgage-backed securities. To finance this purchase, the Company entered into eight repurchase obligations that mature in March 2002. The Company sold the six Federal Home Loan Mortgage Corporation Gold fixed rate securities with a market value of $152.8 million at December 31, 2001 for which the Company has a liability to repurchase these assets for $147.9 million. The interest rate in effect for the repurchase obligations at December 31, 2001 was 2.03%. The Company expects to enter into new repurchase obligations at maturity. The Company also expects to continue such investment activity in the future when and if required for compliance purposes. As a consequence of such investment activity, the Company will be required to address financial statement effects of fair value changes in such investments.

Since December 31, 2000, the Company funded $13.3 million of commitments under three existing loans. The Company received full satisfaction of five loans and a Certificated Mezzanine Investment totaling $118.0 million and partial repayments on seven loans and a Certificated Mezzanine Investment totaling $17.7 million. At December 31, 2001, the Company had outstanding loans and CMBS totaling approximately $458 million and no additional commitments for funding of outstanding loans.

The Company's investment in Fund I at December 31, 2001 is $25.0 million. Since December 31, 2000, the Company has made equity contributions to Fund I of $25.3 million and Fund I has returned $28.8 million of equity. The Company has capitalized costs of $4,752,000 that are being amortized over the anticipated lives of the funds. As of December 31, 2001, Fund I has outstanding loans and investments totaling $165.2 million, all of which are performing in accordance with the terms of their agreements except for one loan for $26.0 million which is in default and for which, beginning June 30, 2001, the accrual of interest was suspended.

Since April 9, 2001, the Company has made equity contributions to Fund II of $7.1 million and equity contributions to Fund II's general partner of $2.7 million. The Company's remaining equity commitment to Fund II and its general partner is $42.0 million. The Company has capitalized costs of $3.8 million relating to the formation of Fund II that are being amortized over the anticipated lives of the funds. The Company's investment in Fund II and its general partner at December 31, 2001 is $13.2 million. As of December 31, 2001, Fund II has outstanding loans and investments totaling $485.4 million, all of which are performing in accordance with the terms of their agreements.

Results of Operations for the Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------

The Company reported net income allocable to shares of Common Stock of $8,764,000 for the year ended December 31, 2001, an increase of $618,000 from the net income allocable to shares of Common Stock of $8,146,000 for the year ended December 31, 2000. This increase was primarily the result of increased income from equity investments in the Funds and related investment management and consulting fees, reduced Preferred Stock dividends and a reduction in the provision for possible credit losses offset by decreased advisory and investment banking fees and decreased net interest income from loans and other investments as the Company continues its transition to the investment management business. The Company expects additional reductions in interest and related income that may not be offset by increased income from investment management operations.

Interest and related income from loans and other investments amounted to $67,333,000 for the year ended December 31, 2001, a decrease of $20,352,000 from the $87,685,000 amount for the year ended December 31, 2000. Average interest earning assets decreased from approximately $681.5 million for the year ended December 31, 2000 to approximately $570.6 million for the year ended December 31, 2001. The average interest rate earned on such assets decreased from 12.8% in 2000 to 11.8% in 2001. During the year ended December 31, 2001, the Company recognized an additional $4.8 million on the early repayment of loans, while during the year ended December 31, 2000, the Company recognized an additional $4.7 million on the early repayment of loans. Without this additional interest income and after adjustment of the 2000 rates for the effect of recognizing net swap payments in interest expense rather than interest income, the earning rate for 2001 would have been 11.0% versus 12.2% for 2000. The decrease in such core-earning rate is due to a decrease in the average LIBOR rate from 6.41% for 2000 to 3.88% for 2001 for the assets earning interest based upon a variable rate.

Interest and related expenses amounted to $26,238,000 for the year ended December 31, 2001, a decrease of $10,474,000 from the $36,712,000 amount for the year ended December 31, 2000. The decrease in expense was due to a decrease in the amount of average interest bearing liabilities outstanding from approximately $393.2 million for the year ended December 31, 2000 to approximately $321.8 million for the year ended December 31, 2001, and a decrease in the average rate paid on interest bearing liabilities from 9.2% to 8.2% for the same periods, after adjustment of the 2000 rates for the effect of recognizing net swap payments in interest expense rather than interest income. The decrease in the average rate is not consistent with the decrease in the average LIBOR rate for the same periods due to a change in the mix of interest bearing liabilities. In 2001, a higher percentage of the interest bearing liabilities are at a fixed rate, after adjusting for interest rate swaps, which, in the current low LIBOR rate environment, are at higher rates than that for variable rate interest bearing liabilities.

The Company also utilized proceeds from the $150.0 million of Convertible Trust Preferred Securities, which were issued on July 28, 1998 to finance its interest earning assets. During the years ended December 31, 2001 and 2000, the Company recognized $8,479,000 and $7,921,000, respectively, of net expenses related to its outstanding convertible trust preferred securities. This amount consisted of distributions to the holders totaling $15,237,000 and $14,246,000, respectively, and amortization of discount and origination costs totaling $799,000 and $799,000, respectively, during the years ended December 31, 2001 and 2000. This was partially offset by a tax benefit of $7,557,000 and $7,124,000 during the years ended December 31, 2001 and 2000, respectively. As previously disclosed, the terms of the Convertible Trust Preferred Securities were modified effective May 10, 2000. As a result, the blended rate on such securities increased from 8.25% to 10.16% on that date accounting for the increase in expense in 2001.

During the year ended December 31, 2001, other revenues increased $4,820,000 to $11,327,000 from $6,507,000 in the same period of 2000. During the second quarter of 2000, Fund I commenced operations and during the second quarter of 2001, Fund II commenced operations. This increase in other revenue is due to increased revenue from the Funds (management and advisory income in addition to the return on investment in the funds) offset by a reduction in advisory and investment banking fees as the Company continues its transition to the investment management business.

Investment management and consulting fees from funds under management has increased significantly since the closing of Fund II. The Company earned $5,884,000 of investment management fees from Fund II and $1,015,000 of consulting fees from Fund II GP in 2001. These additional fees account for the majority of the increase in investment management and consulting fees from 2000 to 2001.

For the year ended December 31, 2001 and 2000, the Company had earned $2,991,000 and $1,530,000 respectively, on its equity investment in the Funds. The increase in income in 2001 versus 2000 was due primarily to the increased level of investment in the Funds offset by the suspension of interest on a Fund I asset.

General and administrative expenses remained relatively consistent amounting to $15,382,000 for the year ended December 31, 2001 versus $15,439,000 for year ended December 31, 2000. In 2000, as the Company transitioned to its new investment management business, it incurred one-time expenses of $2.1 million that were included in general and administrative expenses. The Company employed an average of 27 employees during the year ended December 31, 2001 verses an average of 24 employees during the year ended December 31, 2000. The Company had 28 full-time employees and one part-time employee at December 31, 2001.

The decrease in the provision for possible credit losses from $5,478,000 for the year ended December 31, 2000 to $748,000 for the year ended December 31, 2001 was due to the decrease in average earning assets as previously described. The Company did not add to the reserve for possible credit losses during the second, third or fourth quarter of 2001 as the Company believes that the reserve is adequate based on the existing loans and investments in the balance sheet portfolio.

For the year ended December 31, 2001 and 2000, the Company accrued income tax expense of $16,882,000 and $17,760,000, respectively, for federal, state and local income taxes. The decrease (from 50.1% to 48.6%) in the effective tax rate was primarily due to lower levels of compensation in excess of deductible limits in the prior year.

The preferred stock dividend and dividend requirement arose from previously issued shares of Class A Preferred Stock. Dividends accrued on these shares at a rate of 9.5% per annum on a per share price of $2.69. In the third quarter of 1999, 5,946,825 shares of Class A Preferred Stock were converted into an equal number of shares of Class A Common Stock thereby reducing the number of outstanding shares of Preferred Stock to 6,320,833 and the dividend requirement to $1,615,000 per annum. In 2001, the remaining shares of Preferred Stock were repurchased thereby eliminating the dividend requirement.

Results of Operations for the Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------

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

During the years ended December 31, 2000 and 1999, the Company recognized $7,921,000 and $6,966,000, respectively, of net expenses related to the Convertible Trust Preferred Securities. This amount consisted of distributions to the holders totaling $14,246,000 and $12,375,000, respectively, and amortization of discount and origination costs totaling $799,000 and $799,000, respectively, during the years ended December 31, 2000 and 1999. This was partially offset by a tax benefit of $7,124,000 and $6,208,000 during the years ended December 31, 2000 and 1999, respectively. The increase in the amount from 1999 to 2000 was due to the previously discussed increase in the rate paid on the securities from 8.25% to 10.16% effective May 10, 2000.

During the year ended December 31, 2000, other revenues decreased $12,549,000 to $6,507,000 from $19,056,000 in the same period of 1999. This decrease was primarily due to the reduction in advisory and investment banking fees generated by Victor Capital and its related subsidiaries. The significant reduction in resources devoted to the Company's investment banking and advisory operations following the transition to its new investment management business during the second quarter of 2000 when Fund I commenced operations, which generated $1,530,000 of income on the Company's equity investment in Fund I and $373,000 of investment management fees in 2000.

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

Liquidity and Capital Resources
-------------------------------

At December 31, 2001, the Company had $11,651,000 in cash. The primary sources of liquidity for the Company for 2002 will be cash on hand, cash generated from operations, principal and interest payments received on loans and investments (including loan repayments and the return of capital from Fund I), and additional borrowings under the Company's credit facilities. The Company believes these sources of capital will adequately meet future cash requirements. The Company expects that during 2002, it will use a significant amount of its available capital resources to satisfy its capital contributions required in connection with its remaining $42.0 million equity commitment to Fund II. The Company intends to continue to employ leverage on its existing balance sheet assets to enhance its return on equity.

The Company experienced a net increase in cash of $263,000 for the year ended December 31, 2001, compared to the net decrease of $27,394,000 for the year ended December 31, 2000. The use of cash in 2000 was primarily to reduce liabilities and fund equity contributions to Fund I. Cash provided by operating activities during the year ended December 31, 2001 was $12,769,000, compared to $11,878,000 during the same period of 2000. For the year ended December 31,
2001, cash used in investing activities was $40,034,000, compared to $155,552,000 provided by investing activities during the same period in 2000. This change was primarily due to the purchase of available-for-sale securities in 2001. The Company utilized the cash received on loan repayments in both years to reduce borrowings under its credit facilities and entered into repurchase obligations to finance the purchase of available-for-sale securities which accounted for the majority of the $222,352,000 change in the net cash used in financing activities from $194,824,000 in 2000 to the $27,528,000 of cash provided by financing activities in the same period of 2001.

In 2000, the Company announced an open market share repurchase program under which the Company may purchase, from time to time, up to four million shares of the Company's Class A Common Stock. During fiscal year 2001, the Company did not purchase any additional shares of the Company's Class A Common Stock pursuant to the repurchase program and has 1,435,600 shares authorized for repurchase remaining under the program. However, during fiscal year 2001, the Company repurchased 830,701 shares of Class A Common Stock, all 2,755,186 outstanding shares of Class B Common Stock and all 6,320,833 outstanding shares of Preferred Stock in three privately negotiated transactions. The Company has and will continue to fund share repurchases with available cash.

At December 31, 2001, the Company was party to two credit facilities with commercial lenders that provide for a total of $455 million of credit. One facility provided for a $355 million line of credit that matured in February 2002. The other facility provides for an existing $100 million line of credit that matures in July 2002, with an automatic nine-month amortizing extension option, if not otherwise extended. At December 31, 2001, the Company had outstanding borrowings under the credit facilities of $121,211,000, and had unused potential credit of $319,765,000. The decrease in the amount outstanding under the credit facilities from the amount outstanding at December 31, 2000 was due to the use of cash received on loan repayments to pay down the credit facilities offset by additional borrowings to repurchase stock. In February 2002, the $355 million credit facility matured and the assets financed thereon were financed under a new term redeemable securities contract as described below. The remaining $100 million credit facility provides the Company with adequate liquidity for its short-term needs.

The existing credit facility provides for advances to fund lender-approved loans and investments made by the Company. The obligations of the Company under the credit facility are required to be secured by pledges of the assets originated or acquired by the Company with advances under the credit facility. Borrowings under the credit facility bear interest at specified rates over LIBOR, which rates may fluctuate, based upon the credit quality of the pledged assets. Future repayments and redrawdowns of amounts previously subject to the drawdown fee will not require the Company to pay any additional fees. The credit facility provides for margin calls on asset-specific borrowings in the event of asset quality and/or market value deterioration as determined under the credit facility. The credit facility contains customary representations and warranties, covenants and conditions and events of default.

At December 31, 2001, the Company also has one outstanding note payable for $977,000, outstanding borrowings on its term redeemable securities contract of $137,132,000 and outstanding repurchase obligations of $147,880,000. In connection with the maturity of the credit facility and the term redeemable securities contract in February 2002, the Company entered into a new term redeemable securities contract with the same counterparty, which allows for a maximum financing of $75 million. The new term redeemable securities contract has a two-year term with an automatic one-year amortizing extension option, if not otherwise extended. The Company also entered into two new repurchase obligations with new counterparties to finance the remaining assets financed under the original term redeemable securities contract in February 2002.

The Company's convertible trust preferred securities were modified in May 2000 in a transaction pursuant to which the outstanding securities were canceled and new variable step up convertible trust preferred securities with an aggregate liquidation amount of $150 million ("Convertible Trust Preferred Securities") were issued to the holders of the canceled securities in exchange therefore, and the original underlying convertible debentures were canceled and new 8.25% step up convertible junior subordinated debentures in the aggregate principal amount of $92,524,000 (the "Convertible Debentures") and new 13% step up non-convertible junior subordinated debentures in the aggregate principal amount of $62,126,000 (the "Non-Convertible Debentures" and together with the Convertible Debentures, the "Debentures") were issued to the Trust, as the holder of the canceled bonds, in exchange therefore. The liquidation amount of the Convertible Trust Preferred Securities is divided into $89,742,000 of convertible amount (the "Convertible Amount") and $60,258,000 of non-convertible amount (the "Non-Convertible Amount"), the distribution, redemption and, as applicable, conversion terms of which, mirror the interest, redemption and, as applicable, the conversion terms of the Convertible Debentures and the Non-Convertible Debentures, respectively, held by the Trust.

Distributions on the Convertible Trust Preferred Securities are payable quarterly in arrears on each calendar quarter-end and correspond to the payments of interest made on the Debentures, the sole assets of the Trust. Distributions are payable only to the extent payments are made in respect to the Debentures. The Convertible Trust Preferred Securities initially bear a blended coupon rate of 10.16% per annum which rate will vary as the proportion of the outstanding Convertible Amount to the outstanding Non-Convertible Amount changes and will step up in accordance with the coupon rate step up terms applicable to the Convertible Amount and the Non-Convertible Amount.

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

Adoption of Statement of Financial Accounting Standards No. 133
---------------------------------------------------------------

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of January 1, 2001, the adoption of the new standard results in an adjustment of $574,000 to accumulated other comprehensive loss.

Financial reporting for hedges characterized as fair value hedges and cash flow hedges are different. For those hedges characterized as a fair value hedge, the changes in fair value of the hedge and the hedged item are reflected in earnings each quarter. In the case of the fair value hedge, the Company is hedging the component of interest rate risk that can be directly controlled by the hedging instrument, and it is this portion of the hedged assets that is recognized in earnings. The non-hedged balance is classified as an available-for-sale security consistent with SFAS No. 115, and is reported in accumulated other comprehensive income. For those hedges characterized as cash flow hedges, the unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or in earnings, depending on the type of hedging relationship. In accordance with SFAS No. 133, on December 31, 2001, the derivative financial instruments were reported at their fair value as other assets and interest rate hedge liabilities of $82,000 and $9,987,000, respectively.

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

Impact of September 11, 2001 and Terrorism Insurance
----------------------------------------------------

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

Although it is too early to determine fully how these events will impact the Company, it is possible that the economic impact of the terrorist attacks will adversely affect the credit quality of some of the Company's loans and investments. Some of the Company's loans and investments are more susceptible to the adverse effects than others, such as the hotel loans, which experienced a significant reduction in occupancy rates following the attacks. While the Company's asset base is diversified and the Company employs a variety of techniques to enhance the credit quality of the assets, such as dedicated cash reserves, letters of credit and guarantees, the Company may suffer losses as a result of the adverse impact of the attacks, or of future attacks and these losses may adversely impact the Company's financial performance.

In addition, the events of September 11 have created significant uncertainty regarding the ability of real estate owners of high profile assets to obtain insurance coverage protecting against a terrorist attacks at commercially reasonable rates, if at all. The issue is exacerbated by the fact that most insurance policies (and the terrorism insurance that has traditionally been a part of such policies) expire on December 31 of each year and most secured loans typically require comprehensive terrorism insurance. The absence of suitable insurance coverage will likely affect the general real estate lending market, lending volume and the market's overall liquidity. In turn, real estate valuations may be impacted, particularly for asset types seen as vulnerable to attack, including: central business district office buildings, certain regional malls and assets located near sites perceived as high-risk being the most sensitive. The lack of resolution regarding affordable long-term terrorism insurance coverage for all property types combined with the general slow-down of the U.S. economy may negatively impact existing loans and investments and may reduce the number of suitable investment opportunities available to Fund II and the pace at which its investments are made. A reduction in asset originations could adversely affect the Company's ability to grow earnings.

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

Note on Forward-Looking Statements
----------------------------------

Except for historical information contained herein, this annual report on Form 10-K contains forward-looking statements within the meaning of the Section 21E of the Securities and Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the Company's current business plan, business and investment strategy and portfolio management. These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes" and "scheduled" and similar expressions. The Company's actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Important factors that the Company believes might cause actual results to differ from any results expressed or implied by these forward-looking statements are discussed in the cautionary statements contained in Exhibit 99 to this Form 10-K which are incorporated herein by reference. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-K.

--------------------------------------------------------------------------------

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------------------

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

The  following  table  provides   information  about  the  Company's   financial
instruments that are sensitive to changes in interest rates at December 31, 2001. For financial assets and debt obligations, the table presents cash flows to the expected maturity and weighted average interest rates based upon the current carrying values. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted-average variable rates are based on rates in effect as of the reporting date.


                                                           Expected Maturity Dates
                             -------------------------------------------------------------------------------------
                                2002        2003        2004         2005        2006     Thereafter     Total     Fair Value
                                ----        ----        ----         ----        ----     ----------     -----     ----------
Assets:                                                           (dollars in thousands)
Available-for sale
  securities
   Fixed Rate                $  14,265   $  13,853   $  16,061    $  14,114   $  12,370   $  81,841     $152,504     $152,789
      Average interest rate      6.46%       6.46%       6.46%        6.46%       6.46%       6.46%        6.46%

CMBS
   Fixed Rate                      -           -           -      $  12,047   $   7,811    $226,159      $246,017    $174,729
      Average interest rate        -           -           -         10.24%      14.66%      12.96%        12.88%
   Variable Rate                   -     $  36,509         -            -           -           -        $ 36,509    $ 35,539
      Average interest rate        -         8.52%         -            -           -           -           8.52%

Loans receivable
   Fixed Rate                      -           -           -            -           -      $ 89,231    $  89,231   $  90,585
      Average interest rate        -           -           -            -           -        11.66%       11.66%
   Variable Rate              $107,664   $  10,417   $  31,542     $ 15,166   $     667   $   6,555     $172,011    $170,237
      Average interest rate      8.36%       9.67%       9.77%        8.26%       7.63%       7.63%        8.66%

Liabilities:
Credit Facilities
   Variable Rate                   -      $121,211         -            -           -           -       $121,211    $121,211
      Average interest rate        -         5.18%         -            -           -           -          5.18%

Term Redeemable Securities
  Contract
   Variable Rate              $137,812         -           -            -           -           -       $137,812    $137,132
      Average interest rate      5.35%         -           -            -           -           -          5.35%

Repurchase obligations
   Variable Rate              $147,880         -           -            -           -           -       $147,880    $147,880
      Average interest rate      2.03%         -           -            -           -           -          2.03%

Convertible Trust
  Preferred Securities
   Fixed Rate                      -           -           -       $150,000         -           -       $150,000    $147,941
      Average interest rate        -           -           -         10.84%         -           -         10.84%

Interest rate swaps                -     $  18,547         -       $137,812         -     $  48,375     $204,734   $  (9,987)
     Average fixed pay rate        -         6.04%         -          6.05%         -         6.06%        6.05%
     Average variable
     receive rate                  -         2.14%         -          1.93%         -         2.14%        2.00%


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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------------

    None

                                    PART III
------------------------------------------------------------------------------

Item 10.          Directors and Executive Officers of the Registrant
------------------------------------------------------------------------------

    The information regarding the Company's trustees is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 30, 2002, with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.


------------------------------------------------------------------------------

Item 11.          Executive Compensation
------------------------------------------------------------------------------

    The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 30, 2002, with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.


------------------------------------------------------------------------------

Item 12.         Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------------

    The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 30, 2002, with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.


------------------------------------------------------------------------------

Item 13.          Certain Relationships and Related Transactions
------------------------------------------------------------------------------

    The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 30, 2002, with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

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

(a) (3)           Exhibits


                                  EXHIBIT INDEX

  Exhibit
 Number                                      Description
 --------                                    -----------

   2.1 Agreement and Plan of Merger, by and among Capital Trust, Capital Trust, Inc. and the Captrust Limited Partnership, dated as of November 12, 1999 (filed as Exhibit 2.1 to Capital Trust, Inc.'s Current Report on Form 8-K (File No. 1-14788) filed on January 29, 1999 and incorporated herein by reference).

   o3.1    Charter of the Capital Trust, Inc.

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

   +10.3.a Capital Trust,  Inc.  Amended and Restated 1997  Long-Term  Incentive
           Stock Plan ("Incentive Stock Plan") (filed as Exhibit 10.1 to Capital Trust, Inc.'s Current Report on Form 8-K (File No. 1-14788) filed on January 29, 1999 and incorporated herein by reference).

   +10.3.b Amendment No. 1 to Incentive  Stock Plan (filed as Exhibit  10.3.b to
           Capital Trust, Inc.'s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference).

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

  Exhibit
 Number                                      Description
 --------                                    -----------

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

   +10.9 Termination Agreement, dated as of December 29, 2000, by and between Capital Trust, Inc. and Craig M. Hatkoff (filed as Exhibit 10.9 to Capital Trust, Inc.'s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference).

   +10.10 Consulting Agreement, dated as of January 1, 2001, by and between Capital Trust, Inc. and Craig M. Hatkoff (filed as Exhibit 10.10 to Capital Trust, Inc.'s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference).

   10.11 Agreement of Lease dated as of May 3, 2000, between 410 Park Avenue Associates, L.P., owner, and Capital Trust, Inc., tenant (filed as
           Exhibit 10.11 to Capital Trust, Inc.'s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference).

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

 +10.13.a Employment Agreement, dated as of August 15, 1998, by and between Capital Trust and Stephen D. Plavin ("Plavin Employment Agreement") (filed as Exhibit 10.15 to Capital Trust, Inc.'s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-37271) filed on October 23, 1998 and incorporated herein by reference).

 +10.13.b Amendment to Plavin Employment Agreement (filed as Exhibit 10.3 to Capital Trust, Inc.'s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 14, 2001 and incorporated herein by reference).

   10.14.a Amended and Restated Master Loan and Security Agreement,  dated as of
           February 8, 2001, between Capital Trust, Inc. and Morgan Stanley Dean Witter Mortgage Capital Inc. (filed as Exhibit 10.14 to Capital Trust, Inc.'s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference).

 o10.14.b First Amendment to Amended and Restated Master Loan and Security Agreement, dated as of July 16, 2001, between Capital Trust, Inc. and Morgan Stanley Dean Witter Mortgage Capital Inc.

   10.15.a Amended and  Restated  CMBS Loan  Agreement,  dated as of February 8,
           2001,   between  Capital  Trust,   Inc.  and  Morgan  Stanley  &  Co.
           International Limited (filed as Exhibit 10.15 to Capital Trust, Inc.'s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference).

 o10.15.b First Amendment to Amended and Restated CMBS Loan Agreement, dated as of July 16, 2001, between Capital Trust, Inc. and Morgan Stanley & Co. International Limited.

  Exhibit
 Number                                      Description
 --------                                    -----------

   +10.16 Consulting Agreement, dated as of January 1, 1999, by and between Capital Trust, Inc. and Martin L. Edelman (filed as Exhibit 10.16 to Capital Trust, Inc.'s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference).

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

   10.20.a Fund I Class A Common Stock Warrant Agreement, by Capital Trust, Inc.
           granting warrant to Travelers Limited Real Estate Mezzanine Investment I, LLC, dated as of March 8, 2000 (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

 o10.20.b Fund II Purchase Warrant for Class A Common Stock, by Capital Trust, Inc. granting warrant to Travelers General Real Estate Mezzanine Investments II, LLC, dated as of April 9, 2001.

 o10.20.c Fund II Purchase Warrant for Class A Common Stock, by Capital Trust, Inc. granting warrant to Travelers General Real Estate Mezzanine Investments II, LLC, dated as of May 29, 2001.

 o10.20.d Fund II Purchase Warrant for Class A Common Stock, by Capital Trust, Inc. granting warrant to Travelers General Real Estate Mezzanine Investments II, LLC, dated as of August 7, 2001.

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

  Exhibit
 Number                                      Description
 --------                                    -----------


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

   o21.1   Subsidiaries of Capital Trust, Inc.

   o23.1   Consent of Ernst & Young LLP

   o99.1   Risk Factors

--------------------
     + Represents a management contract or compensatory plan or arrangement.
     o Filed herewith.


 (a) (4)          Report on Form 8-K
--------          ------------------

   During the fiscal quarter ended December 31, 2001, the Registrant filed the following Current Report on Form 8-K:

         None

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2002                                             /s/ John R. Klopp
---------------------------                               -----------------
Date                                                      John R. Klopp
                                                          Vice Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 1, 2002                                             /s/ Samuel Zell
----------------------                                    -----------------
Date                                                      Samuel Zell
                                                          Chairman of the Board of Directors

April 1, 2002                                             /s/ John R. Klopp
----------------------                                    -----------------
Date                                                      John R. Klopp
                                                          Vice Chairman and Chief Executive Officer
                                                          and Director

April 1, 2002                                             /s/ Edward L. Shugrue III
-----------------------                                   -------------------------
Date                                                      Edward L. Shugrue III
                                                          Managing Director and Chief Financial Officer

April 1, 2002                                             /s/ Brian H. Oswald
-----------------------                                   -------------------
Date                                                      Brian H. Oswald, Chief Accounting Officer

April 1, 2002                                             /s/ Jeffrey A. Altman
-----------------------                                   ---------------------
Date                                                      Jeffrey A. Altman, Director

April 1, 2002                                             /s/ Thomas E. Dobrowski
-----------------------                                   -----------------------
Date                                                      Thomas E. Dobrowski, Director

April 1, 2002                                             /s/ Martin L. Edelman
-----------------------                                   ---------------------
Date                                                      Martin L. Edelman, Director

April 1, 2002                                             /s/ Gary R. Garrabrant
-----------------------                                   ----------------------
Date                                                      Gary R. Garrabrant, Director

April 1, 2002                                             /s/ Craig M. Hatkoff
-----------------------                                   --------------------
Date                                                      Craig M. Hatkoff, Director

April 1, 2002                                             /s/ Susan W. Lewis
-----------------------                                   ------------------
Date                                                      Susan W. Lewis, Director

April 1, 2002                                             /s/ Sheli Z. Rosenberg
-----------------------                                   ----------------------
Date                                                      Sheli Z. Rosenberg, Director

April 1, 2002                                             /s/ Steven Roth
-----------------------                                   ---------------------
Date                                                      Steven Roth, Director

April 1, 2002                                             /s/ Lynne B. Sagalyn
-----------------------                                   --------------------
Date                                                      Lynne B. Sagalyn, Director

April 1, 2002                                             /s/ Michael D. Watson
-----------------------                                   ---------------------
Date                                                      Michael Watson, Director


                 Index to Consolidated Financial Statements



Report of Independent Auditors...........................................F-2


Audited Financial Statements

Consolidated Balance Sheets as of December 31, 2001 and 2000.............F-3

Consolidated Statements of Operations for the years ended
December 31, 2001, 2000 and 1999.........................................F-4

Consolidated Statements of Changes in Stockholders' Equity for
the years ended December 31, 2001, 2000 and 1999.........................F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2001, 2000 and 1999.........................................F-6

Notes to Consolidated Financial Statements...............................F-7

                         Report of Independent Auditors




The Board of Directors
Capital Trust, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Capital Trust, Inc. and Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                                    /s/ Ernst & Young LLP

New York, New York
February 14, 2002 except for note 26,
as to which the date is February 28, 2002

                      Capital Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000
                                 (in thousands)


                                                                                           2001                      2000
                                                                                   --------------------      --------------------
                                         Assets

  Cash and cash equivalents                                                        $       11,651            $       11,388
  Available-for-sale securities, at fair value                                            152,789                       -
  Commercial mortgage-backed securities available-for-sale, at fair value                 210,268                   215,516
  Certificated mezzanine investment available-for-sale, at fair value                         -                      22,379
  Loans receivable, net of $13,695 and $12,947 reserve for possible credit
     losses at December 31, 2001 and December 31, 2000, respectively                      248,088                   349,089
  Equity investment in CT Mezzanine Partners I LLC ("Fund I"), CT Mezzanine
     Partners II LP ("Fund II") and CT MP II LLC ("Fund II GP") (together "Funds")         38,229                    26,011
  Deposits and other receivables                                                            1,192                       211
  Accrued interest receivable                                                               4,614                     7,241
  Deferred income taxes                                                                     9,763                     8,719
  Prepaid and other assets                                                                  2,206                     3,838
                                                                                   --------------------      --------------------
Total assets                                                                       $      678,800            $      644,392
                                                                                   ====================      ====================

                      Liabilities and Stockholders' Equity

Liabilities:
  Accounts payable and accrued expenses                                            $       9,842             $       10,329
  Notes payable                                                                              977                      2,647
  Credit facilities                                                                      121,211                    173,641
  Term redeemable securities contract                                                    137,132                    133,235
  Repurchase obligations                                                                 147,880                     16,569
  Deferred origination fees and other revenue                                              1,202                      2,163
  Interest rate hedge liabilities                                                          9,987                        -
                                                                                   --------------------      --------------------
Total liabilities                                                                        428,231                    338,584
                                                                                   --------------------      --------------------

Company-obligated, mandatory redeemable, convertible trust preferred securities of CT Convertible Trust I, holding $89,742 of convertible 8.25% junior subordinated debentures and $60,258 of non-convertible 13.00% junior subordinated debentures of Capital Trust, Inc. ("Convertible Trust Preferred
   Securities")                                                                          147,941                    147,142
                                                                                   --------------------      --------------------

Stockholders' equity:
  Class A 9.5% cumulative convertible preferred stock, $0.01 par value, $0.26 cumulative annual dividend, no shares authorized, issued or outstanding at
     December 31, 2001 and 12,639 shares authorized, 2,278 shares issued and
     outstanding at December 31, 2000 ("Class A Preferred Stock")                           -                            23
  Class B 9.5% cumulative convertible non-voting preferred stock, $0.01 par value,
     $0.26 cumulative annual dividend, no shares authorized, issued or outstanding at December 31, 2001 and 12,639 shares authorized, 4,043 shares issued and outstanding at December 31, 2000 ("Class B Preferred Stock" and
     together with Class A Preferred Stock, "Preferred Stock")                              -                            40
  Class A common stock, $0.01 par value, 100,000 shares authorized, 18,332 and
     18,967 shares issued and outstanding at December 31, 2001 and 2000, respectively        183                        190
  Class B common stock, $0.01 par value, 100,000 shares authorized, no shares issued and outstanding at December 31, 2001 and 2,755 shares issued and outstanding at
     December 31, 2000 ("Class B Common Stock")                                             -                              28
  Restricted Class A Common Stock, $0.01 par value, 396 and 264 shares issued and outstanding at December 31, 2001 and December 31, 2000, respectively
     ("Restricted Class A Common Stock" and together with Class A Common Stock
     and
     Class B Common Stock, "Common Stock")                                                      4                         3
  Additional paid-in capital                                                              136,805                   181,507
  Unearned compensation                                                                      (583)                     (468)
  Accumulated other comprehensive loss                                                    (29,909)                  (10,152)
  Accumulated deficit                                                                      (3,872)                  (12,505)
                                                                                   --------------------      --------------------
Total stockholders' equity                                                                102,628                   158,666
                                                                                   --------------------      --------------------

Total liabilities and stockholders' equity                                         $      678,800            $      644,392
                                                                                   ====================      ====================



See accompanying notes to consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Operations
              For the Years Ended December 31, 2001, 2000 and 1999
                      (in thousands, except per share data)


                                                                          2001                 2000                 1999
                                                                     ----------------     ----------------    -----------------
Income from loans and other investments:
   Interest and related income                                         $     67,333         $     87,685        $      88,590
   Less:  Interest and related expenses                                     (26,238)             (36,712)             (39,454)
                                                                     ----------------     ----------------    -----------------
     Income from loans and other investments, net                            41,095               50,973               49,136
                                                                     ----------------     ----------------    -----------------

Other revenues:
   Management and advisory fees from Funds managed                            7,664                  373                 -
   Income from equity investments in Funds                                    2,991                1,530                 -
   Advisory and investment banking fees                                         277                3,920               17,772
   Other interest income                                                        395                  748                1,249
   Gain / (loss) on sale of fixed assets and investments                       -                     (64)                  35
                                                                     ----------------     ----------------    -----------------
     Total other revenues                                                    11,327                6,507               19,056
                                                                     ----------------     ----------------    -----------------

 Other expenses:
   General and administrative                                                15,382               15,439               17,345
   Other interest expense                                                       110                  219                  337
   Depreciation and amortization                                                909                  902                  345
   Unrealized loss on derivative securities                                     542                 -                    -
   Provision for possible credit losses                                         748                5,478                4,103
                                                                     ----------------     ----------------    -----------------
     Total other expenses                                                    17,691               22,038               22,130
                                                                     ----------------     ----------------    -----------------

   Income before income taxes and distributions and amortization
     on Convertible Trust Preferred Securities                               34,731               35,442               46,062
Provision for income taxes                                                   16,882               17,760               22,020
                                                                     ----------------     ----------------    -----------------
   Income before distributions and amortization on Convertible
     Trust Preferred Securities                                              17,849               17,682               24,042
   Distributions and amortization on Convertible Trust Preferred
     Securities, net of income tax benefit of $7,557, $7,124 and
     $6,208 for the years ended December 31, 2001, 2000 and 1999,
     respectively                                                             8,479                7,921                6,966
                                                                     ----------------     ----------------    -----------------
   Net income                                                                 9,370                9,761               17,076
Less: Preferred Stock dividend                                                  606                1,615                2,375
                                                                     ----------------     ----------------    -----------------
   Net income allocable to Common Stock                              $        8,764       $        8,146      $        14,701
                                                                     ================     ================    =================

Per share information:
   Net earnings per share of Common Stock
     Basic                                                           $         0.43       $         0.35      $         0.69
                                                                     ================     ================    =================
     Diluted                                                         $         0.37       $         0.33      $         0.55
                                                                     ================     ================    =================
   Weighted average shares of Common Stock outstanding
     Basic                                                               20,166,319           23,171,057           21,334,412
                                                                     ================     ================    =================
     Diluted                                                             36,124,105           29,691,927           43,724,731
                                                                     ================     ================    =================




See accompanying notes to consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
              For the Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)


                                                                                                            Restricted
                                                                 Class A    Class B    Class A    Class B    Class A  Additional
                                              Comprehensive     Preferred  Preferred    Common     Common    Common    Paid-In
                                              Income/(Loss)       Stock      Stock      Stock      Stock      Stock    Capital
                                             -----------------  -----------------------------------------------------------------

Balance at January 1, 1999                     $         -      $     123  $      -   $     182  $      -   $       1 $ 188,816
Net income                                           17,076          -          -          -          -          -         -
Change in unrealized loss on
  available-for-sale securities, net of
  related income taxes                               (5,499)         -          -          -          -          -         -
Conversion of Class A Common and Preferred
  Stock to Class B Common and Preferred
  Stock                                                -              (40)        40        (23)        23       -         -
Conversion of Class A Preferred Stock to
  Class A Common Stock                                 -              (60)      -            60       -          -         -
Issuance of Class A Common Stock unit
  awards                                               -             -          -          -          -          -          312
Cancellation of previously issued
  restricted Class A Common Stock                      -             -          -          -          -            (1)     (271)
Issuance of restricted Class A Common Stock            -             -          -          -          -             1       599
Restricted Class A Common Stock earned                 -             -          -          -          -          -         -
Dividends paid on Preferred Stock                      -             -          -          -          -          -         -
                                             -----------------  -----------------------------------------------------------------
Balance at December 31, 1999                   $     11,577     $      23  $      40  $     219  $      23  $       1 $ 189,456
                                             =================
Net income                                            9,761          -          -          -          -          -         -
Change in unrealized loss on
  available-for-sale securities, net of
  related income taxes                                   12          -          -          -          -          -         -
Conversion of Class A Common Stock to Class
  B Common Stock                                       -             -          -            (5)         5       -         -
Issuance of warrants to purchase shares of
  Class A Common Stock                                 -             -          -          -          -          -        1,360
Issuance of Class A Common Stock unit
  awards                                               -             -          -             1       -          -          624
Cancellation of previously issued
  restricted Class A Common Stock                      -             -          -          -          -            (1)     (279)
Issuance of restricted Class A Common Stock            -             -          -          -          -             3       947
Restricted Class A Common Stock which
  vested and was issued as unrestricted
  Class A Common Stock                                 -             -          -          -          -          -         -
Restricted Class A Common Stock earned                 -             -          -          -          -          -         -
Dividends paid on Preferred Stock                      -             -          -          -          -          -         -
Repurchase and retirement of shares of
  Class A Common Stock previously
  outstanding                                          -             -          -           (25)      -          -      (10,601)
                                             -----------------  -----------------------------------------------------------------
Balance at December 31, 2000                   $      9,773     $      23  $      40  $     190  $      28  $       3 $ 181,507
                                             =================
Net income                                            9,370          -          -          -          -          -         -
Transition adjustment for recognition of
  derivative financial instruments                      -            -          -          -          -          -         -
Unrealized loss on derivative financial
  instruments, net of related income taxes           (2,963)         -          -          -          -          -         -
Unrealized loss on available-for-sale
  securities, net of related income taxes           (16,220)         -          -          -          -          -         -
Issuance of warrants to purchase shares of
  Class A Common Stock                                 -             -          -          -          -          -        3,276
Issuance of Class A Common Stock unit
  awards                                               -             -          -             1       -          -          624
Issuance of restricted Class A Common Stock            -             -          -          -          -             2     1,023
Restricted Class A Common Stock earned                 -             -          -          -          -          -         -
Vesting of restricted Class A Common Stock
  to unrestricted Class A Common Stock                 -             -          -             1       -            (1)     -
Dividends paid on Preferred Stock                      -             -          -          -          -          -         -
Repurchase and retirement of shares of
  Class A Common Stock previously
  outstanding                                          -              (23)       (40)        (9)       (28)      -      (49,625)
                                             -----------------  -----------------------------------------------------------------
Balance at December 31, 2001                   $     (9,813)    $      -   $      -   $     183  $      -   $       4 $ 136,805
                                             =================  =================================================================




                                                               Accumulated
                                                                  Other
                                                 Unearned     Comprehensive  Accumulated
                                               Compensation   Income/(Loss)    Deficit       Total
                                             ----------------------------------------------------------

Balance at January 1, 1999                    $    (418)     $  (4,665)      $ (35,352)   $ 148,687
Net income                                         -              -             17,076       17,076
Change in unrealized loss on
  available-for-sale securities, net of
  related income taxes                             -            (5,499)           -          (5,499)
Conversion of Class A Common and Preferred
  Stock to Class B Common and Preferred
  Stock                                            -              -               -            -
Conversion of Class A Preferred Stock to
  Class A Common Stock                             -              -               -            -
Issuance of Class A Common Stock unit
  awards                                           -              -               -             312
Cancellation of previously issued
  restricted Class A Common Stock                   180           -               -             (92)
Issuance of restricted Class A Common Stock        (600)          -               -            -
Restricted Class A Common Stock earned              431           -               -             431
Dividends paid on Preferred Stock                  -              -             (2,375)      (2,375)
                                             ----------------------------------------------------------
Balance at December 31, 1999                  $    (407)     $ (10,164)      $ (20,651)   $ 158,540

Net income                                         -              -              9,761        9,761
Change in unrealized loss on
  available-for-sale securities, net of
  related income taxes                             -                12            -              12
Conversion of Class A Common Stock to Class
  B Common Stock                                   -              -               -            -
Issuance of warrants to purchase shares of
  Class A Common Stock                             -              -               -           1,360
Issuance of Class A Common Stock unit
  awards                                           -              -               -             625
Cancellation of previously issued
  restricted Class A Common Stock                   182           -               -             (98)
Issuance of restricted Class A Common Stock        (950)          -               -            -
Restricted Class A Common Stock which
  vested and was issued as unrestricted
  Class A Common Stock                             -              -               -            -
Restricted Class A Common Stock earned              707           -               -             707
Dividends paid on Preferred Stock                  -              -             (1,615)      (1,615)
Repurchase and retirement of shares of
  Class A Common Stock previously
  outstanding                                      -              -               -         (10,626)
                                             ----------------------------------------------------------
Balance at December 31, 2000                  $    (468)     $ (10,152)      $ (12,505)   $ 158,666

Net income                                         -              -              9,370        9,370
Transition adjustment for recognition of
  derivative financial instruments                 -              (574)           -            (574)
Unrealized loss on derivative financial
  instruments, net of related income taxes         -            (2,963)           -          (2,963)
Unrealized loss on available-for-sale
  securities, net of related income taxes          -           (16,220)           -         (16,220)
Issuance of warrants to purchase shares of
  Class A Common Stock                             -              -               -           3,276
Issuance of Class A Common Stock unit
  awards                                           -              -               -             625
Issuance of restricted Class A Common Stock      (1,025)          -               -            -
Restricted Class A Common Stock earned              910           -               -             910
Vesting of restricted Class A Common Stock
  to unrestricted Class A Common Stock             -              -               -            -
Dividends paid on Preferred Stock                  -              -               (737)        (737)
Repurchase and retirement of shares of
  Class A Common Stock previously
  outstanding                                      -              -               -         (49,725)
                                             ----------------------------------------------------------
Balance at December 31, 2001                  $    (583)     $ (29,909)      $  (3,872)   $ 102,628
                                             ==========================================================



See accompanying notes to consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)


                                                                          2001                 2000                 1999
                                                                     ----------------     ----------------    -----------------
Cash flows from operating activities:
   Net income                                                          $      9,370         $      9,761        $     17,076
  Adjustments to reconcile net income  to net cash provided by operating activities:
       Deferred income taxes                                                 (1,044)              (3,351)             (2,339)
       Provision for credit losses                                              748                5,478               4,103
       Depreciation and amortization                                            909                  902                 345
       Income from equity investments in Funds                               (2,991)              (1,530)              -
       Unrealized loss on hedged and derivative securities                      542                -                   -
       Restricted Class A Common Stock earned                                   910                  707                 431
       Amortization of premiums and accretion of discounts on
         loans and investments, net                                          (2,853)              (2,683)             (1,032)
       Accretion of discount on term redeemable securities contract           3,897                3,593               2,757
       Accretion of discounts and fees on Convertible Trust
         Preferred Securities, net                                              799                  799                 799
       Gain on sale of investments                                            -                    -                     (35)
       Loss on sale of fixed assets                                           -                       64               -
       Expenses reversed on cancellation of restricted stock
         previously issued                                                    -                      (98)                (92)
   Changes in assets and liabilities:
       Deposits and other receivables                                          (981)                 322                (132)
       Accrued interest receivable                                            2,627                2,287              (1,487)
       Prepaid and other assets                                               1,659                  353               2,417
       Deferred origination fees and other revenue                             (961)              (1,248)             (1,037)
       Accounts payable and accrued expenses                                    138               (3,478)              2,388
                                                                     ----------------     ----------------    -----------------
   Net cash provided by operating activities                                 12,769               11,878              24,162
                                                                     ----------------     ----------------    -----------------
Cash flows from investing activities:
       Purchases of available-for-sale securities                          (257,877)               -                   -
       Principal collections on and proceeds from sales of
         available-for-sale securities                                      103,038                -                   3,344
       Purchases of commercial mortgage-backed securities                     -                    -                (185,947)
       Cash received on commercial mortgage-backed
         securities recorded as discount                                      -                    1,446               -
       Advances on and purchases of certificated mezzanine
       investments                                                            -                    -                    (985)
       Principal collections on certificated mezzanine investments           22,379               23,053               1,033
       Origination and purchase of loans receivable                         (13,319)             (14,192)           (103,732)
       Principal collections on and proceeds from sales of loans
       receivable                                                           112,585              169,227             209,792
       Equity investments in Funds                                          (35,599)             (36,606)              -
       Return of capital from Funds                                          28,942               13,107               -
       Purchases of equipment and leasehold improvements                       (183)                (495)                (57)
       Proceeds from sale of equipment                                        -                       12               -
                                                                     ----------------     ----------------    -----------------
   Net cash provided by (used in) investing activities                      (40,034)             155,552             (76,552)
                                                                     ----------------     ----------------    -----------------
Cash flows from financing activities:
       Proceeds from repurchase obligations                                 251,503                -                   3,929
       Repayment of repurchase obligations                                 (120,192)             (12,134)            (54,626)
       Proceeds from credit facilities                                      191,870               56,000             214,246
       Repayment of credit facilities                                      (244,300)            (225,622)           (242,737)
       Repayment of notes payable                                              (891)                (827)               (773)
       Net proceeds from issuance of term redeemable securities
         contract                                                             -                    -                 126,885
       Dividends paid on Class A Preferred Stock                               (737)              (1,615)             (2,375)
       Repurchase and retirement of shares of Common and Preferred
         Stock previously outstanding                                       (49,725)             (10,626)              -
                                                                     ----------------     ----------------    -----------------

   Net cash provided by (used in) financing activities                       27,528             (194,824)             44,549
                                                                     ----------------     ----------------    -----------------

Net increase / (decrease) in cash and cash equivalents                          263              (27,394)             (7,841)
Cash and cash equivalents at beginning of year                               11,388               38,782              46,623
                                                                     ----------------     ----------------    -----------------
Cash and cash equivalents at end of year                               $     11,651         $     11,388        $     38,782
                                                                     ================     ================    =================



See accompanying notes to consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1998


1.  Organization

Capital Trust, Inc. (the "Company") is an investment management and real estate finance company designed to take advantage of high-yielding lending and investment opportunities in commercial real estate and related assets. The Company's business strategy is to continue to expand its investment management business by sponsoring other real estate related investment funds. The Company's current investment program emphasizes senior and junior commercial mortgage loans, certificated mezzanine investments, direct equity investments and subordinated interests in commercial mortgage-backed securities ("CMBS"). The Company also continues to manage its existing portfolio of balance sheet assets originated prior to the Company's transition to the investment management business.

The Company is successor to Capital Trust, a California business trust, following consummation of the reorganization on January 28, 1999, pursuant to which the predecessor ultimately merged with and into the Company, which thereafter continued as the surviving Maryland corporation. Each outstanding predecessor class A common share of beneficial interest was converted into one share of class A common stock, par value $0.01 per share ("Class A Common Stock"), and each outstanding predecessor class A 9.5% cumulative convertible preferred share of beneficial interest was converted into one share of class A 9.5% cumulative convertible preferred stock, par value $0.01 per share ("Class A Preferred Stock"), of the Company. As a result, all of the predecessor's previously issued class A common shares of beneficial interest have been reclassified as shares of Class A Common Stock and all of the predecessor's previously issued class A preferred shares of beneficial interest have been reclassified as shares of Class A Preferred Stock. Unless the context otherwise requires, hereinafter references to the business, assets, liabilities, capital structure, operations and affairs of the Company include those of the predecessor prior to the reorganization.

2.  Venture with Citigroup Investments Inc.

As part of the Company's transition to the investment management business, on March 8, 2000, the Company entered into a venture with affiliates of Citigroup Investments Inc. (collectively "Citigroup") pursuant to which they agreed, among other things, to co-sponsor, commit to invest capital in, and manage a series of high-yield commercial real estate mezzanine investment opportunity funds.

Pursuant to the governing venture agreement, the Company and Citigroup formed CT Mezzanine Partners I LLC ("Fund I") in March 2000, to which a Citigroup affiliate and a wholly owned subsidiary of the Company, as members thereof, made capital commitments of $150 million and $50 million, respectively. Pursuant to the venture agreement, the Company and Citigroup co-sponsored the second commercial real estate mezzanine investment fund, CT Mezzanine Partners II LP ("Fund II"), which effected its final closing on third party investor equity commitments in August 2001. Fund II has total equity commitments of $845.2 million including $49.7 million and $198.9 million made by the Company and Citigroup, respectively. A wholly owned subsidiary of the Company, CT Investment Management Co., LLC ("CTIMCO"), serves as the exclusive investment manager to Fund I and Fund II.

Based upon the $845.2 million aggregate capital commitments made at the initial and subsequent closings, the Company expects to earn approximately $9.5 million of management and advisory fees annually from its association with Fund II during the investment period. CTIMCO serves as the investment manager to Fund II and in connection therewith will earn annual investment management fees equal to $8.1 million during the investment period for the fund. CTIMCO also expects to earn $1.4 million of additional annual fees from consulting services to be rendered to Fund II's general partner.

In connection with the organization of Fund I, the Company issued a warrant to purchase 4.25 million shares of Class A Common Stock. In connection with the closings on investor equity commitments to Fund II, the Company issued to Citigroup warrants to purchase 4,278,467 shares of its Class A Common Stock. In total, the Company has issued to Citigroup four warrants to purchase 8,528,467 shares of its Class A Common Stock which have a $5.00 per share exercise price, are currently exercisable and expire on March 8, 2005. The Company has no further obligations to issue additional warrants to Citigroup at December 31, 2001.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


3.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company, CTIMCO (as described in Note 2) CT-F1, LLC (a wholly owned subsidiary and direct member and equity owner of Fund I), CT-F2-LP, LLC (a wholly owned subsidiary and limited partner of Fund II), CT-F2-GP, LLC (a wholly owned subsidiary and direct member and equity owner of Fund II GP), CT-BB Funding Corp. (a wholly owned subsidiary which purchased fifteen CMBS securities as described in Note 5), CT Convertible Trust I (as described in Note 14), Natrest Funding I, Inc. (a wholly owned single purpose subsidiary which held one Mortgage Loan) and VIC, Inc., which together with the Company wholly owns Victor Capital Group, L.P. ("Victor Capital") and other related subsidiaries including:
VCG Montreal Management, Inc., Victor Asset Management Partners, L.L.C., VP Metropolis Services, L.L.C., and 970 Management, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


3.  Summary of Significant Accounting Policies, continued

Cash and Cash Equivalents

The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. At December 31, 2001, cash equivalents of approximately $11.9 million consisted of an overnight investment in JP Morgan commercial paper. At December 31, 2000, cash equivalents of approximately $11.4 million consisted of an investment in a money market fund that invests in U.S. Treasury bills. The Company had no bank balances in excess of federally insured amounts at December 31, 2001 and 2000. The Company has not experienced any losses on its demand deposits, commercial paper or money market investments.

Available-for-Sale Securities

Available-for-sale securities are reported on the consolidated balance sheet at fair value with any corresponding temporary change in value reported as an unrealized gain or loss (if assessed to be temporary), as a component of comprehensive income in stockholders' equity, net of related income taxes.

 Commercial Mortgage-Backed Securities ("CMBS")

Commercial mortgage-backed securities available-for-sale are reported on the consolidated balance sheets at fair value with any corresponding temporary change in value resulting in an unrealized gain/(loss) being reported as a component of accumulated other comprehensive income/(loss) in the stockholders' equity section of the balance sheet, net of related income taxes.

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

Certificated Mezzanine Investments

Certificated mezzanine investments available-for-sale are reported on the consolidated balance sheets at fair value with any corresponding temporary change in value resulting in an unrealized gain (loss) being reported as a component of accumulated other comprehensive income/(loss) in the stockholders' equity section of the balance sheet, net of related income taxes. See Note 6.

Equity investment in CT Mezzanine Partners I LLC ("Fund I"), CT Mezzanine Partners II LP ("Fund II") and CT MP II LLC ("Fund II GP") (together "Funds")

As the Funds are not majority owned or controlled by the Company, the Company does not consolidate the Funds in its consolidated financial statements. The Company accounts for its interest in the Funds on the equity method of accounting. As such, the Company reports a percentage the earnings of the Funds equal to its ownership percentage on a single line item in the consolidated statement of operations as income from equity investments in the Funds.

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

Pursuant to its venture agreement with Citigroup, the Company was obligated to take the steps necessary for it to be taxed as a Real Estate Investment Trust ("REIT") for the 2002 tax year. Based on the composition of its assets and the nature of its income due in significant part to the successful implementation of the Company's investment management business, the Company does not meet the qualifications to elect to be taxed as a REIT at this time. In light of its success with its investment management business, the Company does not believe that it is advisable at this time to pursue the changes to its business and assets that would be necessary for it to qualify for taxation as a REIT and therefore requested Citigroup waive the obligation, which request was granted by Citigroup. The Company continues to pursue alternative strategies for tax efficiency.

Amortization of the Excess of Purchase Price Over Net Tangible Assets Acquired

The Company recognized the excess of purchase price over net tangible assets acquired in a business combination accounted for as a purchase transaction and is amortizing it on a straight-line basis over a period of 15 years. The carrying value of the excess of purchase price over net tangible assets acquired was analyzed quarterly by the Company based upon the expected revenue and profitability levels of the acquired enterprise to determine whether the value and future benefit may indicate a decline in value. If the Company determined that there had been a decline in the value of the acquired enterprise, the Company would have written down the value of the excess of purchase price over net tangible assets acquired to the revised fair value.

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

Comprehensive Income

Effective January 1, 1998, the Company adopted the FASB's Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The statement changes the reporting of certain items currently reported in the stockholders' equity section of the balance sheet and establishes standards for reporting of comprehensive income and its components in a full set of general-purpose financial statements. Total comprehensive income/(loss) was ($9,813,000), $9,773,000 and $11,577,000 for the years ended December 31, 2001,
2000 and 1999, respectively. The primary component of comprehensive income other than net income was the unrealized gain (loss) on derivative financial instruments and available-for-sale securities, net of related income taxes.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



3.  Summary of Significant Accounting Policies, continued

Earnings per Share of Common Stock

Earnings per share of Common Stock are presented based on the requirements of the FASB's Statement of Accounting Standards No. 128 ("SFAS No. 128"). Basic EPS is computed based on the income applicable to Common Stock (which is net income or loss reduced by the dividends on the Preferred Stock) divided by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is based on the net earnings applicable to Common Stock plus, if dilutive, dividends on the Preferred Stock and interest paid on Convertible Trust Preferred Securities, net of tax benefit, divided by the weighted average number of shares of Common Stock and potentially dilutive shares of Common Stock that were outstanding during the period. At December 31, 2001, potentially dilutive shares of Common Stock include the convertible Preferred Stock, dilutive Common Stock warrants and options and future commitments for stock unit awards. At December 31, 2000, potentially dilutive shares of Common Stock include the convertible Preferred Stock, Convertible Trust Preferred Securities and future commitments for stock unit awards. At December 31, 1999, potentially dilutive shares of Common Stock include the convertible Preferred Stock and dilutive Common Stock options.

Reclassifications

Certain reclassifications have been made in the presentation of the 2000 and 1999 consolidated financial statements to conform to the 2001 presentation.

Segment Reporting

As the Company manages its operations as one segment, separate segment reporting is not presented for 2001, 2000 and 1999, as the financial information for that segment is the same as the information in the consolidated financial statements.

4.  Available-for-Sale Securities

At December 31, 2001, the Company's available-for-sale securities consisted of the following (in thousands):


                                                                                 Gross
                                                               Amortized       Unrealized       Estimated
                                                                          ---------------------
                                                                  Cost      Gains     Losses    Fair Value
                                                              -----------------------------------------------
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due September 1, 2031                  $   9,309    $  -      $  107   $   9,202
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due September 1, 2031                     59,574       -         733      58,841
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due September 1, 2031                      8,086       -          93       7,993
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due September 1, 2031                     19,014       -         220      18,794
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due September 1, 2031                     56,570       -         659      55,911
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due September 1, 2031                      2,072       -          24       2,048
                                                              -----------------------------------------------
                                                                $ 154,625    $  -     $ 1,836   $ 152,789
                                                              ===============================================


The Company purchased these securities on September 28, 2001 at a premium to yield 6.07% with an anticipated average life of 5.15 years with financing provided by the seller through a repurchase agreement.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


4.  Available-for-Sale Securities, continued

At December 31, 2000, the Company held no available-for sale securities.

During the year ended December 31, 1999, the Company sold its then entire portfolio of available-for sale securities at a gain of $35,000 over their amortized cost. The cost of securities sold was determined using the specific identification method.

5.  Commercial Mortgage-Backed Securities

The Company pursues rated and unrated investments in public and private subordinated interests ("Subordinated Interests") in CMBS.

Because of a decision to sell a held-to-maturity security in 1998, the Company transferred all of its investments in commercial mortgage-backed securities from held-to-maturity securities to available-for-sale and continues to classify the CMBS as such.

During the year ended December 31, 1998, the Company purchased $36,509,000 face amount of interests in three subordinated CMBS issued by a financial asset securitization investment trust for $36,335,000. In April 2000, the Company received $1.4 million of additional discount from the issuer of the securities in settlement of a dispute with the issuer. At December 31, 2001, the securities had an amortized cost of $35,923,000 and a market value of $35,539,000. These securities bear interest at floating rates, for which the weighted average interest rate in effect, after fair value adjustment at December 31, 2001, is 8.52%, and mature in January 2003. At December 31, 2001, the Company has deferred acquisition costs on these securities of $17,000 that are being amortized as a reduction of interest income on a basis to realize a level yield over the life of the investment.

On March 3, 1999, the Company, through its then newly formed wholly owned subsidiary, CT-BB Funding Corp., acquired a portfolio of fixed-rate "BB" rated CMBS (the "BB CMBS Portfolio") from an affiliate of an existing credit facility lender. The portfolio, which is comprised of 11 separate issues with an aggregate face amount of $246.0 million, was purchased for $196.9 million. In connection with the transaction, an affiliate of the seller provided three-year term financing for 70% of the purchase price at a floating rate above the London Interbank Offered Rate ("LIBOR") and entered into an interest rate swap with the Company for the full duration of the BB CMBS Portfolio securities thereby providing a hedge for interest rate risk. The financing was provided at a rate that was below the current market for similar financings and, as such, the carrying amount of the assets and the debt were reduced by $10.9 million to adjust the yield on the debt to current market terms. The BB CMBS Portfolio securities bear interest at fixed rates that have an average face rate of 7.74% on the face amount and mature at various dates from March 2005 to January 2013. After giving effect to the discounted purchase price, the fair value adjustment and the adjustment of the carrying amount of the assets to bring the debt to current market terms, the weighted average interest rate in effect for the BB CMBS Portfolio at December 31, 2001 was 12.57%.

6.  Certificated Mezzanine Investment

The Company purchased a high-yielding mezzanine investment that is subordinate to senior secured loans on a commercial real estate asset. This investment represent interests in debt service from loans or property cash flow and was issued in certificate form. This certificated investment carried substantially similar terms and risks as the Company's Mezzanine Loans.

The certificated mezzanine investment is a floating rate security that is carried at market value of $22,379,000 on December 31, 2000. As the market value and amortized cost were the same on December 31, 2000, no unrealized gain or loss was recorded. The certificated mezzanine investment outstanding at December 31, 2000 was satisfied in June 2001.

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

   o Mezzanine Loans. The Company originates high-yielding loans that are subordinate to first lien mortgage loans on commercial real estate and are secured either by a second lien mortgage or a pledge of the ownership interests in the borrowing property owner ("Mezzanine Loans"). Generally, the Company's Mezzanine Loans have a longer anticipated duration than its Mortgage Loans, are not intended to serve as transitional mortgage financing and can represent subordinated investments in real estate operating companies which may take the form of secured or unsecured debt, preferred stock and other hybrid instruments.

   o Other Loans Receivable. This classification includes loans originated during the Company's prior operations as a REIT and other loans and investments not meeting the above criteria.

At December 31, 2001 and 2000, the Company's loans receivable consisted of the following (in thousands):


                                                              2001                2000
                                                       ------------------- -------------------
   Mortgage Loans                                        $       69,998      $      135,651
   Mezzanine Loans                                              142,160             179,356
   Other loans receivable                                        49,625              47,029
                                                       ------------------- -------------------
                                                                261,783             362,036
   Less:  reserve for possible credit losses                    (13,695)            (12,947)
                                                       ------------------- -------------------
   Total loans                                           $      248,088      $      349,089
                                                       =================== ===================


One Mortgage Loan receivable with a principal balance of $8,000,000 reached maturity on July 15, 2000 and has not been repaid with respect to principal and interest. In accordance with the Company's policy for revenue recognition, income recognition has been suspended on this loan and for the years ended December 31, 2001 and 2000, $1,144,000 and $791,000, respectively, of potential interest income has not been recorded.

During the year ended December 31, 2000, one other loan receivable, originated by the former management of the Company's predecessor REIT operations, with a net investment of $136,000, was past-due more than 90 days and was written-off. The net investment prior to the write-off included the loan balance of $915,000 offset by $779,000 of non-recourse financing of the asset. After the write-off, both the loan receivable and the non-recourse financing are carried at $779,000 until the non-recourse note payable was foreclosed upon on January 17, 2001 (see note 11). The loan was originated during the Company's prior operations as a REIT to facilitate the disposal of a previously foreclosed-upon asset. In accordance with the Company's policy for revenue recognition, income recognition was suspended on this loan and for the year ended December 31, 2000, $76,000 of potential interest income has not been recorded.

At December 31, 2000, one Mezzanine Loan with a principal balance of $13,018,000 was in default as the loan matured on December 1, 2000. At December 31, 2000, the loan was earning a variable interest rate of LIBOR + 9.00%. The loan was repaid in full with interest on March 21, 2001.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



7.  Loans, continued

During the year ended December 31, 2001, the Company provided $13,319,000 of additional fundings on three loans originated in prior periods and has no outstanding commitments at December 31, 2001.

At December 31, 2001, the weighted average interest rate in effect, including amortization of fees and premiums, for the Company's performing loans receivable was as follows:

   Mortgage Loans                                                9.28%
   Mezzanine Loans                                              10.36%
   Other loans receivable                                        9.81%
             Total Loans                                         9.99%

At December 31, 2001, $164,011,000 (65%) of the aforementioned performing loans bear interest at floating rates ranging from LIBOR plus 525 basis points to LIBOR plus 875 basis points. The remaining $89,772,000 (35%) of loans bear interest at fixed rates ranging from 11.62% to 12.00%.

The range of maturity dates and weighted average maturity at December 31, 2001 of the Company's performing loans receivable was as follows:


                                                                                    Weighted
                                                                                    Average
                                                Range of Maturity Dates             Maturity
                                        ----------------------------------------- -------------
   Mortgage Loans                       March 2002 to December 2002                  4 Months
   Mezzanine Loans                      August 2003 to July 2009                   64 Months
   Other loans receivable               January 2004                               25 Months
             Total Loans                March 2002 to July 2009                    42 Months


In addition, one of the loans for $49,625,000 has borrower extension rights for an additional year.

At December 31, 2001, there are two loans to a related group of borrowers totaling $74.5 million or approximately 11% of total assets. There are no other loans to a single borrower or to related groups of borrowers that exceed ten percent of total assets. Approximately 60% of all performing loans are secured by properties in New York. Approximately 60% of all performing loans are secured by office buildings and approximately 31% are secured by corporate pledges. These credit concentrations are adequately collateralized as of December 31, 2001.

In connection with the aforementioned loans, at December 31, 2001 and 2000, the Company has deferred origination fees, net of direct costs of $1,220,000 and $2,157,000, respectively, that are being amortized into income over the life of the loan. At December 31, 2001 and 2000, the Company has also recorded $372,000 and $2,017,000, respectively, of exit fees, which will be collected at the loan pay-off. These fees are recorded as interest income on a basis to realize a level yield over the life of the loans.

As of December 31, 2001, performing loans totaling $253,783,000 are pledged as collateral for borrowings on the Company's credit facilities.

The Company has established a reserve for possible credit losses on loans receivable as follows (in thousands):


                                                      2001              2000               1999
                                                  --------------    --------------     --------------
Beginning balance                                   $  12,947         $   7,605          $   4,017
   Provision for possible credit losses                   748             5,478              4,103
   Amounts charged against reserve for possible
     credit losses                                         -               (136)              (515)
                                                  --------------    --------------     --------------
Ending balance                                      $  13,695         $  12,947          $   7,605
                                                  ==============    ==============     ==============

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


8.  Equity investment in Funds

CT Mezzanine Partners LLC ("Fund I")

As part of the venture with Citigroup, as described in Note 2, the Company has an equity investment in Fund I during the years ended December 31, 2001 and 2000. The activity for the equity investment in Fund I for the years ended December 31, 2001 and 2000 is as follows (in thousands):

                                                    2001              2000
                                                --------------    --------------
Beginning balance                                 $  26,011         $      -
   Capital contributions to Fund I                   25,331            33,214
   Company portion of Fund I income                   2,934             1,530
   Costs capitalized for investment in Fund I            -              4,752
   Amortization of capitalized costs                   (477)             (378)
   Distributions from Fund I                        (28,816)          (13,107)
                                                --------------    --------------
Ending balance                                    $  24,983         $  26,011
                                                ==============    ==============

As of December 31, 2001, Fund I has loans outstanding totaling $165,227,000, all of which are performing in accordance with the terms of the loan agreements except for one loan for $26.0 million which is in default and for which the accrual of interest has been suspended.

For the years ended December 31, 2001 and 2000, the Company received $765,000 and $373,000, respectively, of fees for management of Fund I.

CT Mezzanine Partners II LP ("Fund II")

The Company made equity investments in Fund II during the year ended December 31, 2001. The Company accounts for Fund II on the equity method of accounting as the Company has a 50% ownership interest in the general partner of Fund II. The activity for the equity investment in Fund II is as follows (in thousands):

                                                       2001
                                                  --------------
Beginning balance                                   $      -
   Capital contributions to Fund II                     7,097
   Company portion of Fund II income                       54
   Costs capitalized for investment in Fund II          3,776
   Amortization of capitalized costs                     (229)
   Distributions from Fund II                            (127)
                                                  --------------
Ending balance                                      $  10,571
                                                  ==============

As of December 31, 2001, Fund II has loans and investments outstanding totaling $485,385,000, all of which are performing in accordance with the terms of the loan agreements. In addition, the Company received $5,884,000 of fees for management of Fund II.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


8.  Equity investment in Funds, continued

CT MP II LLC ("Fund II GP")

CT MP II LLC ("Fund II GP") serves as the general partner for Fund II. Fund II GP is owned 50% by the Company and 50% by Citigroup.

The Company made equity investments in Fund II GP during the year ended December 31, 2001. The activity for the equity investment in Fund II GP is as follows (in thousands):

                                                     2001
                                                  --------------
Beginning balance                                   $      -
   Capital contributions to Fund II GP                  2,671
   Company portion of Fund II  GP income                    4
   Distributions from Fund II GP                           -
                                                  --------------
Ending balance                                      $   2,675
                                                  ==============

In addition, the Company earned $1,015,000 of consulting fees from Fund II GP for which, the receivable is included in prepaid and other assets.

In accordance with the amended and restated agreement of limited partnership of CT Mezzanine Partners II, LP, Fund II GP may earn incentive compensation when certain returns are achieved for the limited partners of Fund II which will be accrued if and when earned.

9.  Excess of Purchase Price Over Net Tangible Assets Acquired

On July 15, 1997, the Company consummated the acquisition of the real estate investment banking, advisory and asset management businesses of Victor Capital and certain affiliated entities. The acquisition had been accounted for under the purchase method of accounting. The excess of the purchase price of the acquisition in excess of net tangible assets acquired approximated $342,000.

The Company recognized the excess of purchase price over net tangible assets acquired in a business combination accounted for as a purchase transaction and had been amortizing it on a straight-line basis over a period of 15 years. The carrying value of the excess of purchase price over net tangible assets acquired was analyzed quarterly by the Company based upon the expected revenue and profitability levels of the acquired enterprise to determine whether the value and future benefit may indicate a decline in value.

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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

10.  Equipment and Leasehold Improvements

At December 31, 2001 and 2000, equipment and leasehold improvements, net, are summarized as follows (in thousands):


                                                Period of
                                             Depreciation or
                                               Amortization              2001               2000
                                         -------------------------   --------------    ----------------

   Office and computer equipment              1 to 3 years               $   568           $   492
   Furniture and fixtures                     5 years                        146               143
   Leasehold improvements                     Term of leases                 385               297
                                                                     --------------    ----------------
                                                                           1,099               932
   Less:  accumulated depreciation                                          (576)             (389)
                                                                     --------------    ----------------
                                                                         $   523           $   543
                                                                     ==============    ================

Depreciation and amortization expense on equipment and leasehold improvements, which are computed on a straight-line basis totaled $203,000, $238,000 and $322,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Equipment and leasehold improvements are included at their depreciated cost in prepaid and other assets in the consolidated balance sheets.

11.  Notes Payable

At December 31, 2001 and 2000, the Company has notes payable aggregating $977,000 and $2,647,000, respectively.

In connection with the acquisition of Victor Capital and affiliated entities, the Company issued $5.0 million of non-interest bearing unsecured notes ("Acquisition Notes") to the sellers, both of whom are directors of the Company and one who serves as the current chief executive officer of the Company. The notes are payable in ten semi-annual payments of $500,000. The Acquisition Notes were originally discounted to $3,908,000 based on an imputed interest rate of 9.5%.

At December 31, 2001, the Acquisition Notes have two remaining semi-annual payments maturing July 1, 2002. The net present value of the remaining payments on the Acquisition Notes at December 31, 2001 and 2000, amounted to $977,000 and $1,868,000, respectively.

The Company was also indebted under a non-recourse note payable due to a life insurance company at December 31, 2000. This note was secured by a loan receivable for a property that was sold in 1997. The note bore interest at 9.50% per annum with principal and interest payable monthly until August 7, 2017, when the entire unpaid principal balance and any unpaid interest was due. The life insurance company has the right to call the entire note due and payable upon ninety days prior written notice. At December 31, 2000, the balance of the note payable amounted to $779,000. The Company's borrower defaulted on its payment obligation under the loan receivable securing the note payable in June 2000. As the note payable is non-recourse, the Company terminated its payments to the life insurance company and was in default on the note payable at December 31, 2000. The Company determined not to pursue foreclosure on the defaulted loan receivable and allowed the loan receivable to be foreclosed upon on January 17, 2001, whereupon the non-recourse debt was extinguished.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


12.  Long-Term Debt

Credit Facilities

Effective September 30, 1997, the Company entered into a credit agreement with a commercial lender that provided for a three-year $150 million line of credit . Effective January 1, 1998, pursuant to an amended and restated credit agreement, the Company increased the available credit under this facility to $250 million and subsequently further amended the credit agreement to increase the facility to $300 million effective June 22, 1998 and $355 million effective July 23, 1998. The Company incurred an initial commitment fee upon the signing of the credit agreement and the credit agreement calls for additional commitment fees when the total borrowing under the credit facility exceeds $75 million, $150 million, $250 million and $300 million. Effective February 26, 1999, pursuant to an amended and restated credit agreement, the Company extended the expiration of such credit facility from December 2001 to February 2002 with an automatic one-year amortizing extension option, if not otherwise extended.

On June 8, 1998, the Company entered into a second credit agreement with another commercial lender that provides for a $300 million line of credit with an original expiration date in December 1999 . The Company incurred an initial commitment fee upon the signing of this credit facility. Effective March 30, 1999, pursuant to an amended and restated credit agreement, the Company extended the expiration of such credit facility from December 1999 to June 2000 with an automatic nine-month amortizing extension option, if not otherwise extended. Effective June 30, 2000, pursuant to an amended and restated credit agreement, the Company extended the expiration of such credit facility from June 2000 to June 2001 with an automatic nine-month amortizing extension option, if not otherwise extended. Effective July 16, 2001, pursuant to an amended and restated credit agreement, the Company reduced the amount of credit under this credit facility to $100 million and extended the expiration of such credit facility from September 2001 to July 2002 with an automatic nine-month amortizing extension option, if not otherwise extended.

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

At December 31, 2001, the Company has borrowed $29,076,000 against the $355 million credit facility at an average borrowing rate (including amortization of fees incurred and capitalized) of 6.13%. The Company has pledged assets of $87,879,000 as collateral for the borrowing against such credit facility.

At December 31, 2001, the Company has borrowed $92,135,000 against the $100 million credit facility at an average borrowing rate (including amortization of fees incurred and capitalized) of 4.88%. The Company has pledged assets of $201,442,000 as collateral for the borrowing against such credit facility.

On December 31, 2001, the unused amount of potential credit under the credit facilities was $319,765,000.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


12.  Long-Term Debt, continued

Repurchase Obligations

During 2001, the Company had entered into three repurchase agreements. Two repurchase agreements were satisfied during the year ended December 31, 2001 and the other was outstanding at December 31, 2001.

The first repurchase agreement, with a securities dealer, arose in connection with the purchase of a Certificated Mezzanine Investment. At December 31, 2000, the Company has sold such asset with a book value of $22,379,000, which approximates market value, and has a liability to repurchase this asset for $16,569,000. This repurchase agreement was extended to May 2001 during the year ended December 31, 2000 and satisfied in June 2001 with the proceeds of the loan repayment. The liability balance bore interest at a specified rate over LIBOR.

The second repurchase agreement, with a securities dealer, arose in connection with the purchase of a available-for-sale securities in June 2001. The repurchase agreement was settled in July 2001 when the securities were sold.

The third repurchase agreement, with Morgan Stanley, arose in connection with the purchase of a available-for-sale securities in September 2001. At December 31, 2001, the Company has sold such asset with a book and market value of $152,789,000 and has a liability to repurchase this asset for $147,880,000. This repurchase agreement has a maturity date in March 2002. The liability balance bears interest at LIBOR.

The interest rate in effect for the repurchase obligation outstanding at December 31, 2001 was 2.03% and the interest rate in effect for the repurchase obligation outstanding at December 31, 2000 was 8.32%.

Term Redeemable Securities Contract

In connection with the purchase of the BB CMBS Portfolio described in Note 5, an affiliate of the seller provided financing for 70% of the purchase price, or $137.8 million, at a floating rate of LIBOR plus 50 basis points pursuant to a term redeemable securities contract. This rate was below the market rate for similar financings, and, as such, a discount on the term redeemable securities contract was recorded to reduce the carrying amount by $10.9 million (which has been amortized to $679,000), which had the effect of adjusting the yield to current market terms. The debt has a three-year term that expires in February 2002.

By entering into interest rate swaps, the Company has effectively converted the term redeemable securities contract to a fixed interest rate of 6.55%. After adjusting the carrying amount and yield to current market terms, the term redeemable securities contract bears interest at a fixed interest rate of 9.54%.

13.  Derivative Financial Instruments

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of January 1, 2001, the adoption of the new standard resulted in an adjustment of $574,000 to accumulated other comprehensive loss and other liabilities.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


13.  Derivative Financial Instruments, continued

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

The following table summarizes the notional value and fair value of the Company's derivative financial instruments, principally swap contracts at December 31, 2001. The notional value provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or foreign exchange market risks.


                                                             Interest
  Hedge               Type              Notional Value         Rate            Maturity        Fair Value
-----------    --------------------    -----------------   ---------------    -----------    ---------------
Swap           Fair Value Hedge          $137,812,000           6.045%           2014        $  (6,450,000)
Swap           Cash Flow Hedge             11,250,000           6.580%           2006             (882,000)
Swap           Cash Flow Hedge             37,125,000           5.905%           2008           (1,679,000)
Swap           Cash Flow Hedge             18,547,000           6.035%           2003             (976,000)
Cap            Cash Flow Hedge             18,750,000          11.250%           2007               82,000


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

On December 31, 2001, the derivative financial instruments were reported at their fair value as other assets and interest rate hedge liabilities of $82,000 and $9,987,000, respectively.

During the year ended December 31, 2001, the Company recognized a gain of $47,000 for the change in time value for qualifying interest rate hedges. The time value is a component of fair value that must be recognized in earnings, and is shown in the consolidated statement of operations as unrealized loss on derivative securities.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

13.  Derivative Financial Instruments, continued

The fair value hedge in the above table was undertaken by the Company to sustain the value of its CMBS holdings. This fair value hedge, when viewed in conjunction with the fair value of the securities, is sustaining the value of those securities as interest rates rise and fall. During the twelve months ended December 31, 2001, the Company recognized a loss of $5,479,000 for the decrease in the value of the swap which was substantially offset by a gain of $4,890,000 for the change in the fair value of the securities attributed to the hedged risk resulting in a $589,000 charge to unrealized loss on derivative securities on the consolidated statement of operations.

The Company utilizes cash flow hedges in order to better control interest costs on variable rate debt transactions. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are considered cash flow hedges. During the year ended December 31, 2001, the fair value of the cash flow swaps decreased by $2.9 million, which was deferred into other comprehensive loss and will be released to earnings over the remaining lives of the swaps.

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with the timing of when the hedged items are also recognized in earnings. Within the next twelve months, the Company estimates that $2.5 million currently held in accumulated other comprehensive income will be reclassified to earnings, with regard to the cash flow hedges.

14.  Convertible Trust Preferred Securities

On July 28, 1998, the Company privately placed originally issued 150,000 8.25% step up convertible trust preferred securities (liquidation amount $1,000 per security) with an aggregate liquidation amount of $150 million.

The convertible trust preferred securities were originally issued by the Company's consolidated statutory trust subsidiary, CT Convertible Trust I (the "Trust") and represented an undivided beneficial interest in the assets of the Trust that consisted solely of the Company's 8.25% step up convertible junior subordinated debentures in the aggregate principal amount of $154,650,000 that were concurrently sold and originally issued to the Trust. Distributions on the convertible trust preferred securities were payable quarterly in arrears on each calendar quarter-end and correspond to the payments of interest made on the convertible debentures, the sole assets of the Trust. Distributions were payable only to the extent payments were made in respect to the convertible debentures.

The Company received $145,207,000 in net proceeds, after original issue discount of 3% from the liquidation amount of the convertible trust preferred securities and transaction expenses, pursuant to the above transactions, which were used to pay down the Company's credit facilities. The convertible trust preferred securities were convertible into shares of Class A Common Stock at an initial rate of 85.47 shares of Class A Common Stock per $1,000 principal amount of the convertible debentures held by the Trust (which is equivalent to a conversion price of $11.70 per share of Class A Common Stock).

On May 10, 2000, the Company modified the terms of the $150 million aggregate liquidation amount convertible trust preferred securities.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


14.  Convertible Trust Preferred Securities, continued

In connection with the modification, the then outstanding convertible trust preferred securities were canceled and new variable step up convertible trust preferred securities with an aggregate liquidation amount of $150,000,000 were issued to the holders of the canceled securities in exchange therefore, and the original underlying convertible debentures were canceled and new 8.25% step up convertible junior subordinated debentures in the aggregate principal amount of $92,524,000 and new 13% step up non-convertible junior subordinated debentures in the aggregate principal amount of $62,126,000 were issued to the Trust, as the holder of the canceled bonds, in exchange therefore. The liquidation amount of the new convertible trust preferred securities is divided into $89,742,000 of convertible amount (the "Convertible Amount") and $60,258,000 of non-convertible amount (the "Non-Convertible Amount"), the distribution, redemption and, as applicable, conversion terms of which, mirror the interest, redemption and, as applicable, conversion terms of the new convertible debentures and the new non-convertible debentures, respectively, held by the Trust.

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

For financial reporting purposes, the Trust is treated as a subsidiary of the Company and, accordingly, the accounts of the Trust are included in the consolidated financial statements of the Company. Intercompany transactions between the Trust and the Company, including the original convertible and new debentures, have been eliminated in the consolidated financial statements of the Company. The original convertible trust preferred securities and the new convertible trust preferred securities are presented as a separate caption between liabilities and stockholders' equity ("Convertible Trust Preferred Securities") in the consolidated balance sheet of the Company. Distributions on the original convertible trust preferred securities and the new convertible trust preferred securities are recorded, net of the tax benefit, in a separate caption immediately following the provision for income taxes in the consolidated statements of operations of the Company.

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

The Company has the authority to issue up to 300,000,000 shares of stock, consisting of (i) 100,000,000 shares of Class A Common Stock, (ii) 100,000,000 shares of class B common stock, par value $0.01 per share ("Class B Common Stock"), and (iii) 100,000,000 shares of preferred stock. The board of directors is generally authorized to issue additional shares of authorized stock without stockholders' approval.

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

Preferred Stock

In connection with the reorganization, the Company created two classes of Preferred Stock, Class A Preferred Stock and the class B 9.5% cumulative convertible non-voting preferred stock ("Class B Preferred Stock"). As described above, upon consummation of the reorganization, the predecessor's outstanding Class A Preferred Shares were converted into shares of the Company's Class A
Preferred  Stock.  Following  the  reorganization,  certain  shares  of  Class A
Preferred Stock were converted into shares of Class B Preferred Stock and certain shares of Class A Common Stock were converted into shares of Class B Common Stock.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


15.  Stockholders' Equity, continued

Except as described herein or as required by law, both classes of Preferred Stock were identical and entitled to the same dividend, distribution, liquidation and other rights. The holders of the Class A Preferred Stock were entitled to vote together with the holders of the Class A Common Stock as a single class on all matters submitted to a vote of stockholders. Each share of Class A Preferred Stock entitled the holder thereof to a number of votes per share equal to the number of shares of Class A Common Stock into which such shares of Class A Preferred Stock was then convertible. Except as described herein, the holders of Class B Preferred Stock did not have voting rights and were not counted in determining the presence of a quorum for the transaction of business at a stockholders' meeting. The affirmative vote of the holders of a majority of the outstanding Preferred Stock, voting together as a separate single class, except in certain circumstances, had the right to approve any merger, consolidation or transfer of all or substantially all of the assets of the Company. Holders of the Preferred Stock were entitled to receive, when and as declared by the board of directors, cash dividends per share at the rate of 9.5% per annum on a per share price of $2.69. Such dividends accrued (whether or not declared) and, to the extent not paid for any dividend period, were cumulative. Dividends on the authorized Preferred Stock were payable, when and as declared, semi-annually, in arrears, on December 26 and June 25 of each year.

Each share of Class A Preferred Stock was convertible at the option of the holder thereof into an equal number of shares of Class B Preferred Stock, or into a number of shares Class A Common Stock equal to the ratio of (x) $2.69 plus an amount equal to all dividends per share accrued and unpaid thereon as of the date of such conversion to (y) the conversion price in effect as of the date of such conversion. Each share of Class B Preferred Stock was convertible at the option of the holder thereof, subject to certain conditions, into an equal number of shares of Class A Preferred Stock or into a number of shares of Class B Common Stock equal to the ratio of (x) $2.69 plus an amount equal to all dividends per share accrued and unpaid thereon as of the date of such conversion to (y) the conversion price in effect as of the date of such conversion.

In December 2001, following the repurchase of all of the outstanding shares of Preferred Stock (as discussed below), the Company amended its charter to eliminate from authorized capital the previously designated Class A Preferred Stock and Class B Preferred Stock and increase the authorized shares of preferred stock to 100,000,000.

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

Common and Preferred Stock Outstanding

During March 2000, the Company commenced an open market share repurchase program under which the Company was authorized to purchase, from time to time, up to four million shares of Class A Common Stock. As of December 31, 2001, the Company had purchased and retired, pursuant to the program, 2,564,400 shares of Class A Common Stock at an average price of $4.14 per share (including commissions).

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

15.   Stockholders' Equity, continued

The Company has no further obligations to issue additional warrants to Citigroup at December 31, 2001. The value of the warrants at the issuance dates, $4,636,000, was capitalized and will be amortized over the anticipated lives of the Mezzanine Funds.

In two privately negotiated transactions closed in April 2001, the Company repurchased for $29,138,000, 630,701 shares of Class A Common Stock, 1,520,831 shares of Class B Common Stock, 1,518,390 shares of Class A Preferred Stock and 2,274,110 shares of Class B Preferred Stock. In addition, in a privately negotiated transaction closed in August 2001, the Company repurchased for $21.0 million, 200,000 shares of Class A Common Stock, 1,234,355 shares of Class B Common Stock, 759,195 shares of Class A Preferred Stock and 1,769,138 shares of Class B Preferred Stock. The Company has repurchased all of its outstanding Preferred Stock and eliminated the related dividend.

Earnings per Share

The following table sets forth the calculation of Basic and Diluted EPS for the years ended December 31, 2001 and 2000:


                                          Year Ended December 31, 2001                 Year Ended December 31, 2000
                                  --------------------------------------------- --------------------------------------------
                                                                    Per Share                                    Per Share
                                    Net Income         Shares         Amount      Net Income        Shares         Amount
                                  ---------------- ---------------- ----------- ----------------  -------------- -----------

Basic EPS:
   Net earnings per share of
     Common Stock                  $   8,764,000       20,166,319    $   0.43    $   8,146,000      23,171,057    $   0.35
                                                                    ===========                                  ===========

Effect of Dilutive Securities:
   Options outstanding for the
     purchase of Common Stock              --              96,432                        --                 37
   Warrants outstanding for the
     purchase of Common Stock              --             420,947                        --              --
   Future commitments for stock
     unit awards for the
     issuance of Common Stock                --            50,000                          --          200,000
   Convertible Trust Preferred
     Securities exchangeable
     for shares of Common Stock        4,120,000       12,820,513                          --              --
   Convertible Preferred Stock           606,000        2,569,894                    1,615,000       6,320,833
                                  ---------------- ----------------             ----------------  --------------

Diluted EPS:
   Net earnings per share of
     Common Stock and Assumed
     Conversions                   $  13,490,000       36,124,105    $   0.37    $   9,761,000      29,691,927    $   0.33
                                  ================ ================ =========== ================  ============== ===========

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


15.   Stockholders' Equity, continued

The following table sets forth the calculation of Basic and Diluted EPS for the year ended December 31, 1999:


                                                    Year Ended December 31, 1999
                                            ----------------------------------------------
                                                                               Per Share
                                              Net Income          Shares        Amount
                                            ---------------- -----------------------------

Basic EPS:
   Net earnings per share of Common Stock    $  14,701,000       21,334,412    $   0.69
                                                                              ============

Effect of Dilutive Securities:
   Options outstanding for the purchase of
     Common Stock                                      --               --
   Future commitments for stock unit
     awards for the issuance of Common                 --           300,000
     Stock
   Convertible Trust Preferred Securities
     exchangeable for shares of Common
     Stock                                       6,966,000       12,820,513
   Convertible Preferred Stock                   2,375,000        9,269,806
                                            ---------------- -----------------

Diluted EPS:
   Net earnings per share of Common Stock
     and Assumed Conversions                 $  24,042,000       43,724,731    $   0.55
                                            ================ ===============  ============


16.  General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2001, 2000 and 1999 consist of (in thousands):


                                             2001                  2000                   1999
                                    ------------------    -------------------    -------------------
Salaries and benefits                 $    11,082           $    11,280            $    12,914
Professional services                       1,545                 1,170                  2,352
Other                                       2,755                 2,989                  2,079
                                    ------------------    -------------------    -------------------
Total                                 $    15,382           $    15,439            $    17,345
                                    ==================    ===================    ===================


17.   Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes for the years ended December 31, 2001, 2000 and 1999 is comprised as follows (in thousands):


                                              2001             2000              1999
                                         ---------------  ---------------   ---------------
Current
   Federal                                 $  10,642        $  12,561         $  14,538
   State                                       3,811            4,493             5,176
   Local                                       3,473            4,057             4,673
Deferred
   Federal                                      (732)          (2,025)           (1,430)
   State                                         (72)            (697)             (492)
   Local                                        (240)            (629)             (445)
                                         ---------------  ---------------   ---------------

Provision for income taxes                 $  16,882        $  17,760         $  22,020
                                         ===============  ===============   ===============


                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


17.  Income Taxes, continued

The Company has federal net operating loss carryforwards ("NOLs") as of December 31, 2001 of approximately $15.4 million. Such NOLs expire through 2021. Due to an ownership change in January 1997 and another prior ownership change, a substantial portion of the NOLs are limited for federal income tax purposes to approximately $1.4 million annually. Any unused portion of such annual limitation can be carried forward to future periods.

The reconciliation of income tax computed at the U.S. federal statutory tax rate (35%) to the effective income tax rate for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):


                                          2001                    2000                     1999
                                 ----------------------- ------------------------ ------------------------
                                     $            %          $            %           $            %
                                 ----------- ----------- ----------- ------------ ----------- ------------
   Federal income tax at
      statutory rate              $  12,156      35.0%    $  12,405      35.0%     $  16,122      35.0%
   State and local taxes, net
      of federal tax benefit          4,532      13.1%        4,696      13.3%         5,793      12.6%
   Utilization of net
      operating loss                   (490)     (1.4)%        (490)     (1.4)%         (495)     (1.1)%
      carryforwards
   Compensation in excess of
      deductible limits                 642       1.8%          851       2.4%           566       1.2%
   Other                                 42       0.1%          298       0.8%            34       0.1%
                                 ----------- ----------- ----------- ------------ ------------------------
                                  $  16,882      48.6%    $  17,760      50.1%     $  22,020      47.8%
                                 =========== =========== =========== ============ ========================


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes.

The components of the net deferred tax assets are as follows (in thousands):


                                                                          December 31,
                                                                ---------------------------------
                                                                     2001              2000
                                                                ---------------   ---------------
   Net operating loss carryforward                                 $  5,394          $  3,298
   Reserves on other assets and for possible credit losses            6,340             9,047
   Other                                                              2,434             1,411
                                                                ---------------   ---------------
   Deferred tax assets                                               14,168            13,756
   Valuation allowance                                               (4,405)           (5,037)
                                                                ---------------   ---------------
                                                                   $  9,763          $  8,719
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

18.  Employee Benefit Plans

Employee 401(k) and Profit Sharing Plan

In 1999, the Company instituted a 401(k) and profit sharing plan that allows eligible employees to contribute up to 15% of their salary into the plan on a pre-tax basis, subject to annual limits. The Company has committed to make contributions to the plan equal to 3% of all eligible employees' compensation subject to annual limits and may make additional contributions based upon earnings. The Company's contribution expense for the years ended December 31, 2001, 2000 and 1999, was $196,000, $187,000 and $191,000, respectively.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


18.  Employee Benefit Plans, continued

1997 Long-Term Incentive Stock Plan

The Company's 1997 Amended and Restated Long-Term Incentive Stock Plan (the "Incentive Stock Plan") permits the grant of nonqualified stock option ("NQSO"), incentive stock option ("ISO"), restricted stock, stock appreciation right ("SAR"), performance unit, performance stock and stock unit awards. A maximum of 1,353,753 shares of Class A Common Stock may be issued during the fiscal year 2002 pursuant to awards under the Incentive Stock Plan and the Director Stock Plan (as defined below) in addition to the shares subject to awards outstanding under the two plans at December 31, 2001. The maximum number of shares that may be subject to awards to any employee during the term of the plan may not exceed 500,000 shares and the maximum amount payable in cash to any employee with respect to any performance period pursuant to any performance unit or performance stock award is $1.0 million.

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

Restricted stock may be granted under the Incentive Stock Plan with performance goals and periods of restriction as the board of directors may designate. The performance goals may be based on the attainment of certain objective and/or subjective measures. In 2001, 2000 and 1999, the Company issued 227,780 shares, 230,304 shares and 104,167 shares, respectively, of restricted stock. 62,374 shares were canceled in 2000 and 32,500 shares were canceled in 1999 upon the resignation of employees prior to vesting. The shares of restricted stock issued in 2001 vest one-third on each of the following dates: February 1, 2002, February 1, 2003 and February 1, 2004. The shares of restricted stock issued in 2000 vest one-third on each of the following dates: February 1, 2001, February 1, 2002 and February 1, 2003. The shares of restricted stock issued in 1999 vest one-third on each of the following dates: February 2, 2000, February 2, 2001 and February 2, 2002. The Company also granted 52,083 shares of performance based restricted stock in 1999 for which none of the performance goals have been met and the shares have not been issued.

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

The following table summarizes the activity under the Incentive Stock Plan for the years ended December 31, 2001, 2000 and 1999:


                                                                                           Weighted Average
                                                Options            Exercise Price           Exercise Price
                                              Outstanding             per Share               per Share
                                             ---------------  --------------------------  -------------------
   Outstanding at January 1, 1999               1,269,084           $6.00 - $11.38             $  8.46
      Granted in 1999                             352,000                $6.00                    6.00
      Canceled in 1999                           (387,167)          $6.00 - $11.38                8.06
                                             ---------------                              -------------------
   Outstanding at December 31, 1999             1,233,917           $6.00 - $10.00                7.89
      Granted in 2000                             467,250           $4.125 - $6.00                4.94
      Canceled in 2000                           (281,667)          $4.125 - $10.00               7.34
                                             ---------------                              -------------------
   Outstanding at December 31, 2000             1,419,500           $4.125 - $10.00               7.04
      Granted in 2001                             454,500            $4.50 - $5.50                4.62
      Canceled in 2001                           (142,333)          $4.125 - $10.00               6.83
                                             ---------------                              -------------------
   Outstanding at December 31, 2001             1,731,667           $4.125 - $10.00            $  6.42
                                             ===============                              ===================



                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

18.  Employee Benefit Plans, continued

At  December  31,  2001,  2000  and  1999,   1,011,824,   745,505  and  487,761,
respectively, of the options were exercisable. At December 31, 2001, the outstanding options have various remaining contractual lives ranging from 0.50 to 9.43 years with a weighted average life of 7.13 years.

1997 Non-Employee Director Stock Plan

The Company's 1997 Amended and Restated Long-Term Director Stock Plan (the "Director Stock Plan") permits the grant of NQSO, restricted stock, SAR, performance unit, stock and stock unit awards. A maximum of 1,353,753 shares of Class A Common Stock may be issued during the fiscal year 2001 pursuant to awards under the Director Stock Plan and the Incentive Stock Plan, in addition to the shares subject to awards outstanding under the two plans at December 31, 2001.

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

The following table summarizes the activity under the Director Stock Plan for the years ended December 31, 2001, 2000 and 1999:


                                                                                           Weighted Average
                                                Options            Exercise Price           Exercise Price
                                              Outstanding             per Share               per Share
                                             ---------------  --------------------------  -------------------
   Outstanding at January 1, 1999                 255,000            $6.00-$10.00                 9.22
      Granted in 1999                                -                 $   -                      -
                                             ---------------                              -------------------
   Outstanding at December 31, 1999               255,000            $6.00-$10.00                 9.22
      Granted in 2000                                -                 $   -                      -
                                                                                          -------------------
                                             ---------------
   Outstanding at December 31, 2000               255,000            $6.00-$10.00                 9.22
      Granted in 2001                                -                 $   -                      -
                                             ---------------                              -------------------
   Outstanding at December 31, 2001               255,000            $6.00-$10.00              $  9.22
                                             ===============                              ===================

At December 31, 2001, 2000 and 1999, 255,000, 186,668 and 101,688, respectively, of the options were exercisable. At December 31, 2001, the outstanding options have a remaining contractual life of 5.54 years to 6.08 years with a weighted average life of 5.98 years.

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

Pro forma information regarding net income and net earnings per common share has been estimated at the date of the grant using the Black-Scholes option-pricing model based on the following assumptions:

                                 2001              2000              1999
                            --------------    ---------------    --------------
Risk-free interest rate         4.75%             6.65%             5.2%
Volatility                     25.0%             40.0%             40.0%
Dividend yield                  0.0%              0.0%              0.0%
Expected life (years)           5.0               5.0               5.0

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value of each stock option granted during the years ended December 31, 2001, 2000 and 1999 were $1.47, $1.58 and $2.41, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31, 2001, 2000 and 1999 is as follows (in thousands, except for net earnings (loss) per share of common stock):


                                          2001                    2000                     1999
                                 ----------------------- ------------------------ ------------------------
                                     As                      As                       As
                                  reported   Pro forma    reported   Pro forma     reported   Pro forma
                                 ----------- ----------- ----------- ------------ ----------- ------------
   Net income                     $   9,370   $   9,043   $   9,761   $   9,287    $  17,076   $  16,274
   Net earnings per share of
      common stock:
      Basic                       $    0.43   $    0.42   $    0.35   $    0.33    $    0.69   $    0.62
      Diluted                     $    0.37   $    0.36   $    0.33   $    0.31    $    0.55   $    0.53


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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


19.  Fair Values of Financial Instruments, continued

The carrying amounts of all assets and liabilities approximate the fair value except as follows (in thousands):


                                                    December 31, 2001                   December 31, 2000
                                              -------------------------------     ------------------------------
                                                Carrying            Fair            Carrying           Fair
                                                 Amount            Value             Amount           Value
                                              -------------     -------------     -------------    -------------
 Financial Assets:
  Loans receivable, net                       $  248,088        $  247,127        $  349,089       $  342,446
  Available-for-sale securities                   152,789           152,789              -                -
  CMBS                                            210,268           210,268           215,516          216,487
  Interest rate hedge liabilities                  (9,987)           (9,987)             -                (971)
  Interest rate cap agreement                          82                82                36               57

Unrecognized Financial Instruments:
  Interest Rate Swap Agreements                      N/A               N/A               -                (574)


20.  Supplemental Schedule of Non-Cash and Financing Activities

Interest paid on the Company's outstanding debt for 2001, 2000 and 1999 was $38,290,000, $48,531,000 and $49,103,000, respectively. Income taxes paid by the
Company in 2001, 2000 and 1999 were  $11,583,000,  $15,612,000 and  $17,165,000, respectively.

21.  Transactions with Related Parties

The Company entered into a consulting agreement, dated as of January 1, 1998, with a director of the Company. The consulting agreement had an initial term of one year, which was subsequently extended to December 31, 2001. Pursuant to the agreement, the director provides consulting services for the Company including new business identification, strategic planning and identifying and negotiating mergers, acquisitions, joint ventures and strategic alliances. During each of the years ended December 31, 2001, 2000 and 1999, the Company incurred expenses of $96,000 in connection with this agreement.

Effective January 1, 2001, the Company entered into a consulting agreement with a director. The consulting agreement has an initial term of two years and is terminable by either party with 30 days notice. Under the agreement, the consultant is to be paid $15,000 per month for which the consultant provides services for the Company including serving on the management committees for Fund I, Fund II and any subsequent funds and any other tasks and assignments requested by the chief executive officer. During the year ended December 31, 2001, the Company incurred expenses of $180,000 in connection with this agreement.

The Company pays EGI, an affiliate under common control of the chairman of the board of directors, for certain corporate services provided to the Company. These services include consulting on legal matters, tax matters, risk management, and investor relations. During the years ended December 31, 2001, 2000 and 1999, the Company incurred $100,000, $85,000 and $86,000, respectively, of expenses in connection with these services.

During the years ended December 31, 2000 and 1999, the Company, through two of its acquired subsidiaries, earned asset management fees pursuant to agreements with entities in which two of the executive officers and directors of the Company have an equity interest and serve as officers, members or as a general partner thereof. During the years ended December 31, 2000 and 1999, the Company earned $16,000 and $391,000, respectively, from such agreements, which have been included in the consolidated statements of operations.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


22.  Commitments and Contingencies

Leases

The Company leases premises and equipment under operating leases with various expiration dates. Minimum annual rental payments at December 31, 2001 are as follows (in thousands):

Years ending December 31:
   2002                                                         $    838
   2003                                                              839
   2004                                                              927
   2005                                                              909
   2006                                                              909
   Thereafter                                                      1,363
                                                             ---------------
                                                                $  5,785
                                                             ===============

Rent expense for office space and equipment amounted to $852,000, $1,017,000 and $470,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Litigation

In the normal course of business, the Company is subject to various legal proceedings and claims, the resolution of which, in management's opinion, will not have a material adverse effect on the consolidated financial position or the results of operations of the Company.

Employment Agreements

The Company had employment agreements with two of its executive officers in 2001, one of which expired on February 1, 2002.

The employment agreement with the chief executive officer provides for five-year terms of employment commencing as of July 15, 1997. Such agreement contains extension options that extend such agreements automatically unless terminated by notice, as defined, by either party. The employment agreement provides for a base annual salary of $500,000, which has been increased to $600,000, and will be increased each calendar year to reflect increases in the cost of living and will otherwise be subject to increase at the discretion of the board of directors. The executive officer is also entitled to annual incentive cash bonuses to be determined by the board of directors based on individual performance and the profitability of the Company and are participants in the Incentive Stock Plan and other employee benefit plans of the Company.

The employment agreement with the chief operating officer provided for a term of employment commencing as of August 15, 1998 and expiring on January 2, 2002, and provides for an automatic extension, subject to certain notice provisions. The employment agreement provided for a base annual salary of $350,000, which was increased each calendar year to reflect increases in the cost of living. The employment agreement also provided for annual incentive cash bonuses for calendar years 1999 through 2001 to be determined by the board of directors based on individual performance and the profitability of the Company, provided that the minimum of each of said three annual incentive bonuses shall be no less than $750,000. The executive was entitled to participate in employee benefit plans of the Company at levels determined by the board of directors and commensurate with his position and receives Company provided life and disability insurance. In accordance with the agreement, the executive was granted, pursuant to the Incentive Stock Plan, options to purchase 100,000 shares of Class A Common Stock with an exercise price of $9.00 immediately vested and exercisable as of the date of the agreement. The Company also agreed to grant, pursuant to the Incentive Stock Plan, fully vested shares of Class A Common Stock, 50,000 shares on January 1, 1999 and 100,000 shares on each of the three successive anniversaries thereof.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


22.  Commitments and Contingencies, continued

Effective May 7, 2001, the Company revised the terms of this employment agreement with the executive officer. Pursuant to the revised employment agreement, the executive officer was granted options to purchase 50,000 shares of Class A Common Stock concurrent with the signing of the agreement with an exercise price of $5.00 per share which vest one third on each of the following dates: May 7, 2002, May 7, 2003 and May 7, 2004. Under the terms of the revised employment agreement, the executive officer received 50,000 fully vested shares of Class A Common Stock and a cash payment of $250,000 on February 1, 2002 in lieu of 100,000 fully vested shares of Class A Common Stock which were to be issued on January 1, 2002 under the terms of the employment agreement in effect prior to the revision. The revised employment agreement expired on February 1, 2002.

23.  Segment Reporting

As the Company manages its operations as one segment, separate segment reporting is not presented for 2001, 2000 and 1999 as the financial information for that segment is the same as the information in the consolidated financial statements.

24.  Risk Factors

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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



25.  Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2001, 2000 and 1999 (in thousands except per share data):


                                                 March 31        June 30       September 30    December 31
                                              --------------- --------------- --------------- ---------------
2001
----
     Revenues                                    $  19,180       $  19,849       $  20,824       $  18,807
     Net income                                  $   1,724       $   2,675       $   2,899       $   2,072
     Preferred Stock dividends                   $     404       $     125       $      77       $      -
     Net income per share of
       Common Stock:
         Basic                                   $    0.06       $    0.13       $    0.15       $    0.11
         Diluted                                 $    0.06       $    0.10       $    0.11       $    0.10


2000
----
     Revenues                                    $  24,220       $  23,722       $  22,553       $  23,697
     Net income                                  $   2,919       $   1,154       $   2,417       $   3,271
     Preferred Stock dividends                   $     404       $     404       $     404       $     403
     Net income per share of
       Common Stock:
         Basic                                   $    0.10       $    0.03       $    0.09       $    0.13
         Diluted                                 $    0.09       $    0.03       $    0.08       $    0.10


1999
----
     Revenues                                    $  25,865       $  22,930       $  24,338       $  34,513
     Net income                                  $   3,792       $   3,025       $   3,050       $   7,209
     Preferred Stock dividends                   $     784       $     784       $     403       $     404
     Net income per share of
       Common Stock:
         Basic                                   $    0.16       $    0.12       $    0.11       $    0.28
         Diluted                                 $    0.12       $    0.10       $    0.10       $    0.20


                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



26.  Subsequent Events

On February 28, 2002, Company's $355 million credit facility matured and the Term Redeemable Securities Contract became due and settled, upon which event the Company entered into a new term redeemable securities contract and two new repurchase obligations.

The new term redeemable securities contract was utilized to finance certain of the assets that were previously financed with the maturing credit facility and Term Redeemable Securities Contract. The new term redeemable securities contract, which allows for a maximum financing of $75 million, is recourse to the Company. The new term redeemable securities contract has a two-year term with an automatic one-year amortizing extension option, if not otherwise extended. The Company incurred an initial commitment fee of $750,000 upon the signing of the new term redeemable securities contract and the Company pays interest at specified rates over LIBOR. The new term redeemable securities contract contains customary representations and warranties, covenants and conditions and events of default.

An affiliate of the counterparty to the new term redeemable securities contract also holds an interest rate swap with the Company for the full duration of the BB CMBS Portfolio, thereby providing a hedge for interest rate risk. This agreement had a mutual put option for the value of the hedge exercisable in February 2002. This mutual put has been extended for an additional three years to February 2005. The notional values of the swap, $137,812,000 at December 31, 2001, increased under the terms of the original swap agreement to $169,090,000 in February 2002.

One of the new repurchase obligations, with a AAA-rated counterparty, was utilized to finance CMBS securities that were previously financed with the maturing credit facility and original Term Redeemable Securities Contract. At the closing, the Company sold CMBS assets with a book and market value of $109,220,000 and has a liability to repurchase these assets for $76,455,000 and is non-recourse to the Company. This repurchase obligation has a one year term and the liability balance bears interest at specified rates over LIBOR based upon each asset included in the obligation.

The other new repurchase agreement, with a securities dealer, was also utilized to finance CMBS securities that were previously financed with the maturing credit facility and original Term Redeemable Securities Contract. At the closing, the Company sold CMBS assets with a book and market value of $44,752,000 and has a liability to repurchase these assets for $28,056,000 and is non-recourse to the Company. This repurchase obligation has a 30-day rolling term and the liability balance bears interest at specified rates over LIBOR based upon each asset included in the obligation.