Form 10-Q
period 2002-03-31
CAPITAL TRUST INC
filed 2002-05-15
CIK 1061630

As filed with the Securities and Exchange Commission on May 15, 2002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
                               --------------

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

Yes[ X ]    No[   ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of outstanding shares of the Registrant's Class A Common Stock, par value $0.01 per share ("Class A Common Stock"), as of May 13, 2002 was 18,316,833.

                               CAPITAL TRUST, INC.
                                      INDEX

Part I.       Financial Information

              Item 1:      Financial Statements                                                          1

                      Consolidated Balance Sheets - March 31, 2002 (unaudited) and
                           December 31, 2001 (audited)                                                   1

                      Consolidated Statements of Income - Three Months Ended March 31, 2002
                           and 2001 (unaudited)                                                          2

                      Consolidated Statements of Changes in Stockholders' Equity - Three
                           Months Ended March 31, 2002 and 2001 (unaudited)                              3

                      Consolidated Statements of Cash Flows - Three Months Ended
                           March 31, 2002 and 2001 (unaudited)                                           4

                      Notes to Consolidated Financial Statements (unaudited)                             5

              Item 2:      Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                                        12

              Item 3:      Quantitative and Qualitative Disclosures about Market Risk                   17


Part II.      Other Information

              Item 1:      Legal Proceedings                                                            18

              Item 2:      Changes in Securities                                                        18

              Item 3:      Defaults Upon Senior Securities                                              18

              Item 4:      Submission of Matters to a Vote of Security Holders                          18

              Item 5:      Other Information                                                            18

              Item 6:      Exhibits and Reports on Form 8-K                                             18

              Signatures                                                                                19


                      Capital Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      March 31, 2002 and December 31, 2001
                                 (in thousands)


                                                                                        March 31,             December 31,
                                                                                     ---------------        ----------------
                                                                                          2002                    2001
                                                                                     ---------------        ----------------
                                                                                       (Unaudited)             (Audited)
                                         Assets

  Cash and cash equivalents                                                           $    9,577             $   11,651
  Available-for-sale securities, at fair value                                           180,649                152,789
  Commercial mortgage-backed securities available-for-sale, at fair value                209,800                210,268
  Loans receivable, net of $10,732 and $13,695 reserve for possible credit
     losses at March 31, 2002 and December 31, 2001, respectively                        166,575                248,088
  Equity investment in CT Mezzanine Partners I LLC ("Fund I"), CT Mezzanine
     Partners II LP ("Fund II") and CT MP II LLC ("Fund II GP") (together "Funds")        35,670                 38,229
  Deposits and other receivables                                                           1,430                  1,192
  Accrued interest receivable                                                              4,407                  4,614
  Deferred income taxes                                                                   10,257                  9,763
  Prepaid and other assets                                                                 2,181                  2,206
                                                                                     --------------         ---------------
Total assets                                                                          $  620,546             $  678,800
                                                                                     ==============         ===============




Liabilities:
  Accounts payable and accrued expenses                                               $    9,930             $    9,842
  Notes payable                                                                              489                    977
  Credit facilities                                                                       33,000                121,211
  Term redeemable securities contract                                                     35,716                137,132
  Repurchase obligations                                                                 280,059                147,880
  Deferred origination fees and other revenue                                              1,290                  1,202
  Interest rate hedge liabilities                                                          5,749                  9,987
                                                                                     --------------         ---------------
Total liabilities                                                                        366,233                428,231
                                                                                     --------------         ---------------

Company-obligated, mandatory redeemable, convertible trust preferred securities of of CT Convertible Trust I, holding $89,742 of convertible 8.25% junior subordinated debentures and $60,258 of non-convertible 13.00% junior subordinated debentures
   of Capital Trust, Inc. ("Convertible Trust Preferred Securities")                     148,140                147,941
                                                                                     --------------         ---------------

Stockholders' equity:
  Class A common stock, $0.01 par value ("Class A Common Stock"), 100,000 shares authorized, 18,554 and 18,332 shares issued and outstanding at
     March 31, 2002 and December 31, 2001, respectively                                      186                    183
  Restricted Class A Common Stock, $0.01 par value, 300 and 396 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively
     ("Restricted Class A Common Stock" and together with Class A Common
     Stock, "Common Stock")                                                                    3                      4
  Additional paid-in capital                                                             137,516                136,805
  Unearned compensation                                                                     (797)                  (583)
  Accumulated other comprehensive loss                                                   (28,436)               (29,909)
  Accumulated deficit                                                                     (2,299)                (3,872)
                                                                                     --------------         ---------------
Total stockholders' equity                                                               106,173                102,628
                                                                                     --------------         ---------------

Total liabilities and stockholders' equity                                            $  620,546             $  678,800
                                                                                     ==============         ===============


     See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                        Consolidated Statements of Income
                   Three Months Ended March 31, 2002 and 2001
                      (in thousands, except per share data)
                                   (unaudited)


                                                                               2002                     2001
                                                                         ------------------      -------------------
Income from loans and other investments:
   Interest and related income                                             $       13,986          $       17,913
   Less:  Interest and related expenses                                             5,649                   7,254
                                                                         ------------------      -------------------
     Income from loans and other investments, net                                   8,337                  10,659
                                                                         ------------------      -------------------

Other revenues:
   Management and advisory fees from Funds                                          2,491                     182
   Income/(loss) from equity investments in Funds                                  (2,694)                    859
   Advisory and investment banking fees                                                75                      75
   Other interest income                                                               28                     151
                                                                         ------------------      -------------------
     Total other revenues                                                            (100)                  1,267
                                                                         ------------------      -------------------

 Other expenses:
   General and administrative                                                       3,929                   3,658
   Other interest expense                                                              12                      33
   Depreciation and amortization                                                      248                     171
   Unrealized (gain)/loss on derivative securities                                   (253)                    224
   Provision for/(recapture of) allowance for possible credit losses               (2,963)                    748
                                                                         ------------------      -------------------
     Total other expenses                                                             973                   4,834
                                                                         ------------------      -------------------

 Income before income taxes and distributions and
   amortization on Convertible Trust Preferred Securities                           7,264                   7,092
   Provision for income taxes                                                       3,538                   3,248
                                                                         ------------------      -------------------

 Income before distributions and amortization on Convertible
   Trust Preferred Securities                                                       3,726                   3,844
   Distributions and amortization on Convertible Trust
     Preferred Securities, net of income tax benefit of $1,855 and
     $1,889 for the three months ended March 31, 2002
     and 2001, respectively                                                         2,153                   2,120
                                                                         ------------------      -------------------

Net income                                                                 $        1,573          $        1,724
   Less:  Preferred Stock dividend requirement                                        -                      (404)
                                                                         ------------------      -------------------
Net income allocable to Common Stock                                       $        1,573          $        1,320
                                                                         ==================      ===================

Per share information:
   Net earnings per share of Common Stock
     Basic                                                                 $         0.08          $         0.06
                                                                         ==================      ===================
     Diluted                                                               $         0.08          $         0.06
                                                                         ==================      ===================
   Weighted average shares of Common Stock outstanding
     Basic                                                                     18,809,985              22,235,160
                                                                         ==================      ===================
     Diluted                                                                   19,582,441              22,347,122
                                                                         ==================      ===================

     See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
               For the Three Months Ended March 31, 2002 and 2001
                                 (in thousands)
                                   (unaudited)


                                                                                                          Restricted
                                                            Class A     Class B     Class A     Class B     Class A   Additional
                                         Comprehensive     Preferred   Preferred    Common      Common      Common     Paid-In
                                         Income/(Loss)       Stock       Stock       Stock       Stock       Stock     Capital
                                        ----------------  ------------------------------------------------------------------------

Balance at January 1, 2001                                  $     23    $     40   $     190   $      28   $       3   $ 181,507

Net income                               $    1,724              -           -           -           -           -           -
Transition adjustment for recognition
  of derivative financial instruments           -                -           -           -           -           -           -
Unrealized loss on derivative
  financial instruments, net of
  related income taxes                       (1,802)             -           -           -           -           -           -
Unrealized gain on available-for-sale
  securities, net of related income
  taxes                                       2,522              -           -           -           -           -           -
Issuance of Class A Common Stock
  unit awards                                   -                -           -             1         -           -           624
Issuance of restricted
  Class A Common Stock                          -                -           -           -           -             2       1,023
Vesting of restricted Class A Common
  Stock to unrestricted Class A Common Stock    -                -           -             1         -            (1)        -
Restricted Class A Common Stock earned          -                -           -           -           -           -           -
                                        -----------------  ------------------------------------------------------------------------
Balance at March 31, 2001                $    2,444         $     23    $     40   $     192   $      28   $       4   $ 183,154
                                        =================  ========================================================================

Balance at January 1, 2002                                  $    -      $    -     $     183   $     -     $       4   $ 136,805

Net income                               $    1,573              -           -           -           -           -           -
Unrealized gain on derivative
  financial instruments, net of
  related income taxes                        3,931              -           -           -           -           -           -
Unrealized loss on available-for-sale
  securities, net of related income
  taxes                                      (2,458)             -           -           -           -           -           -
Issuance of Class A Common Stock
  unit awards                                   -                -           -              1        -           -           312
Issuance of restricted
  Class A Common Stock                          -                -           -           -           -             1         399
Vesting of restricted Class A Common
  Stock to unrestricted Class A Common Stock    -                -           -              2        -            (2)        -
Restricted Class A Common Stock earned          -                -           -           -           -           -           -
                                        -----------------  ------------------------------------------------------------------------
Balance at March 31, 2002                $    3,046         $    -      $    -     $     186   $     -     $       3   $ 137,516
                                        =================  ========================================================================


     See accompanying notes to unaudited consolidated financial statements.


                                                             Accumulated
                                                                Other
                                                Unearned    Comprehensive  Accumulated
                                              Compensation  Income/(Loss)    Deficit       Total
                                             --------------------------------------------------------

Balance at January 1, 2001                   $    (468)     $ (10,152)     $ (12,505)   $ 158,666

Net income                                         -              -            1,724        1,724
Transition adjustment for recognition
  of derivative financial instruments              -             (574)           -           (574)
Unrealized loss on derivative
  financial instruments, net of
  related income taxes                             -           (1,802)           -         (1,802)
Unrealized gain on available-for-sale
  securities, net of related income
  taxes                                            -            2,522            -          2,522
Issuance of Class A Common Stock
  unit awards                                      -              -              -            625
Issuance of restricted
  Class A Common Stock                          (1,025)           -              -            -
Vesting of restricted Class A Common
  Stock to unrestricted Class A Common Stock       -              -              -            -
Restricted Class A Common Stock earned             210            -              -            210
                                             --------------------------------------------------------
Balance at March 31, 2001                    $  (1,283)     $ (10,006)     $ (10,781)   $ 161,371
                                             ========================================================

Balance at January 1, 2002                   $    (583)     $ (29,909)     $  (3,872)   $ 102,628

Net income                                         -              -            1,573        1,573
Unrealized gain on derivative
  financial instruments, net of
  related income taxes                             -            3,931            -          3,931
Unrealized loss on available-for-sale
  securities, net of related income
  taxes                                            -           (2,458)           -         (2,458)
Issuance of Class A Common Stock
  unit awards                                      -              -              -            313
Issuance of restricted
  Class A Common Stock                            (400)           -              -            -
Vesting of restricted Class A Common
  Stock to unrestricted Class A Common Stock       -              -              -            -
Restricted Class A Common Stock earned             186            -              -            186
                                             --------------------------------------------------------
Balance at March 31, 2002                    $    (797)     $ (28,436)     $  (2,299)   $ 106,173
                                             =======================================================


See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2002 and 2001
                                 (in thousands)
                                   (unaudited)


                                                                                       2002                 2001
                                                                                  ----------------    -----------------
Cash flows from operating activities:
  Net income                                                                        $      1,573        $      1,724
  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
       Deferred income taxes                                                                (494)               (416)
       Provision for/(recapture of) allowance for possible credit losses                  (2,963)                748
       Depreciation and amortization                                                         248                 171
       Loss/(income) from equity investments in Funds                                      2,694                (859)
       Unrealized/(gain) loss on hedged and derivative securities                           (253)                224
       Restricted Class A Common Stock earned                                                186                 210
       Amortization of premiums and accretion of discounts on loans
         and investments, net                                                               (598)               (666)
       Accretion of discounts on term redeemable securities contract                         680                 931
       Accretion of discounts and fees on Convertible Trust Preferred Securities, net        199                 200
   Changes in assets and liabilities, net:
       Deposits and other receivables                                                       (238)                (41)
       Accrued interest receivable                                                           207               1,447
       Prepaid and other assets                                                              (62)                953
       Deferred origination fees and other revenue                                            88                (336)
       Accounts payable and accrued expenses                                                 401              (4,318)
                                                                                  ----------------    -----------------
   Net cash provided by/(used in) operating activities                                     1,668                 (28)
                                                                                  ----------------    -----------------
Cash flows from investing activities:
       Purchases of available-for-sale securities                                        (39,999)              -
       Principal collections on available-for-sale securities                             10,799               -
       Principal collections on certificated mezzanine investments                         -                     304
       Origination and purchase of loans receivable                                        -                    (608)
       Principal collections and proceeds from sale of loans receivable                   84,424              25,775
       Equity investments in Funds                                                        (1,137)            (21,543)
       Return of capital from Funds                                                          789                 865
       Purchases of equipment and leasehold improvements                                      (2)                (69)
                                                                                  ----------------    -----------------
   Net cash provided by investing activities                                              54,874               4,724
                                                                                  ----------------    -----------------
Cash flows from financing activities:
       Proceeds from repurchase obligations                                              143,086               -
       Repayment of repurchase obligations                                               (10,907)               (304)
       Proceeds from credit facilities                                                    35,000              68,750
       Repayment of credit facilities                                                   (123,211)            (71,668)
       Proceeds from term redeemable securities contract                                  35,816               -
       Repayment of term redeemable securities contract                                 (137,912)              -
       Repayment of notes payable                                                           (488)               (467)
                                                                                  ----------------    -----------------
   Net cash used in financing activities                                                 (58,616)             (3,689)
                                                                                  ----------------    -----------------
Net increase (decrease) in cash and cash equivalents                                      (2,074)              1,007
Cash and cash equivalents at beginning of year                                            11,651              11,388
                                                                                  ----------------    -----------------
Cash and cash equivalents at end of period                                          $      9,577        $     12,395
                                                                                  ================    =================


See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (unaudited)


1. Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the Annual Report on Form 10-K of Capital Trust, Inc. and Subsidiaries (collectively, the "Company") for the fiscal year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of results that may be expected for the entire year ending December 31, 2002.

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

3. Available-for-Sale Securities

At March 31, 2002, the Company's available-for-sale securities consisted of the following (in thousands):


                                                                                 Gross
                                                               Amortized       Unrealized       Estimated
                                                                          ---------------------
                                                                  Cost      Gains     Losses    Fair Value
                                                              -----------------------------------------------
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due September 1, 2031                  $   8,943    $  -     $   169   $   8,774
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due September 1, 2031                     54,801       -       1,113      53,688
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due September 1, 2031                      8,057       -         149       7,908
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due September 1, 2031                     18,020       -         345      17,675
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due September 1, 2031                     51,814       -       1,021      50,793
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due September 1, 2031                      2,062       -          38       2,024
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due April 1, 2032                         39,999       -         212      39,787
                                                              -----------------------------------------------
                                                                $ 183,696    $  -     $ 3,047   $ 180,649
                                                              ===============================================


The Company purchased the security due April 1, 2032 on March 25, 2002 at a discount with financing provided by the seller through a repurchase agreement.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


4. Loans Receivable

At March 31, 2002 and December 31, 2001, the Company's loans receivable consisted of the following (in thousands):


                                                      March 31,         December 31,
                                                         2002               2001
                                                  ------------------- ------------------
   (1)  Mortgage Loans                              $       22,252      $       69,998
   (2)  Mezzanine Loans                                    113,788             142,160
   (3)  Other loans receivable                              41,267              49,625
                                                  ------------------- ------------------
                                                           177,307             261,783
   Less:  reserve for possible credit losses               (10,732)            (13,695)
                                                  ------------------- ------------------
   Total loans                                      $      166,575      $      248,088
                                                  =================== ==================

One Mortgage Loan receivable with a principal balance of $8,000,000 reached maturity on July 15, 2000 and has not been repaid with respect to principal and interest. In accordance with the Company's policy for revenue recognition, income recognition has been suspended on this loan and for the three months ended March 31, 2002, $237,000 of potential interest income has not been recorded.

At March 31, 2002, the weighted average interest rate in effect, including amortization of fees and premiums, for the Company's performing loans receivable is as follows:

   (1)  Mortgage Loans                                 10.83%
   (2)  Mezzanine Loans                                10.77%
   (3)  Other loans receivable                          9.73%
             Total loans                               10.56%

At March 31, 2002, $79,741,000 (47%) of the aforementioned performing loans bear interest at floating rates ranging from LIBOR plus 525 basis points to LIBOR plus 875 basis points. The remaining $89,566,000 (53%) of loans bear interest at fixed rates ranging from 11.62% to 12.00%.

During the quarter ended March 31, 2002, the Company released $2,963,000 of its previously established reserve for possible credit losses on loans receivable due to a significant decrease in the portfolio of loans receivable.

5. Equity investment in Funds

CT Mezzanine Partners LLC ("Fund I")

As of March 31, 2002, Fund I has outstanding loans and investments totaling $156.3 million, all of which are performing in accordance with the terms of their agreements except for one loan for $26.0 million which is in default and for which, beginning June 30, 2001, the accrual of interest was suspended. In March 2002, Fund I established a specific reserve of $13 million for this loan.

6. Long-Term Debt

Credit Facilities

On February 28, 2002, Company's $355 million credit facility matured and was settled.

At March 31, 2002, the Company has borrowed $33,000,000 under a $100 million credit facility at an average borrowing rate (including amortization of fees incurred and capitalized) of 5.46%. The Company has pledged assets of $145,333,000 as collateral for the borrowing against such credit facility. On March 31, 2002, the unused amount of potential credit under the remaining credit facility was $67,000,000.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)



Repurchase Obligations

During the three months ended March 31, 2002, the Company entered into three repurchase agreements.

One of the new repurchase obligations, with a AAA-rated counterparty, was utilized to finance CMBS securities that were previously financed with the maturing credit facility and original term redeemable securities contract. At the closing, the Company sold CMBS assets with a book and market value of $105,598,000 and has a liability to repurchase these assets for $76,455,000 and is non-recourse to the Company. This repurchase obligation has a one year term and the liability balance bears interest at specified rates over LIBOR based upon the credit rating of each asset included in the obligation.

The other new repurchase agreement, with a securities dealer, was also utilized to finance CMBS securities that were previously financed with the maturing credit facility and original term redeemable securities contract. At the closing, the Company sold CMBS assets with a book and market value of $43,906,000 and has a liability to repurchase these assets for $28,056,000 and is non-recourse to the Company. This repurchase obligation has a 30-day rolling term and the liability balance bears interest at specified rates over LIBOR based upon the credit rating of each asset included in the obligation.

The third repurchase agreement, with Morgan Stanley, arose in connection with the purchase of an available-for-sale security in March 2002. At March 31, 2002, the Company has sold such asset with a book and market value of $39,787,000 and has a liability to repurchase this asset for $38,575,000. This repurchase agreement has a maturity date in May 2002 and is extended monthly thereafter. The liability balance bears interest at LIBOR.

The repurchase agreement that was outstanding at December 31, 2002, with Morgan Stanley, arose in connection with the purchase of a available-for-sale securities in September 2001 has been extended to May 2002. At March 31, 2002, the Company has sold such assets with a book and market value of $140,863,000 and has a liability to repurchase this asset for $136,973,000. The liability balance bears interest at LIBOR.

The interest rate in effect for all the repurchase obligations outstanding at March 31, 2002 was 2.32%.

Term Redeemable Securities Contract

On February 28, 2002, Company's term redeemable securities contract became due and settled, upon which event the Company entered into a new term redeemable securities contract.

The new term redeemable securities contract was utilized to finance certain of the assets that were previously financed with the maturing credit facility and original term redeemable securities contract. The new term redeemable securities contract, which allows for a maximum financing of $75 million, is recourse to the Company. The new term redeemable securities contract has a two-year term with an automatic one-year amortizing extension option, if not otherwise extended. The Company incurred an initial commitment fee of $750,000 upon the signing of the new term redeemable securities contract and the Company pays interest at specified rates over LIBOR. The new term redeemable securities contract contains customary representations and warranties, covenants and conditions and events of default. The interest rate in effect for the new term redeemable securities contract at March 31, 2002 was 4.84%.

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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)




7. Derivative Financial Instruments

The following table summarizes the notional value and fair value of the Company's derivative financial instruments, principally swap contracts at March 31, 2002. The notional value provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or foreign exchange market risks.


                                                             Interest
  Hedge               Type              Notional Value         Rate            Maturity        Fair Value
-----------    --------------------    -----------------   ---------------    -----------    ---------------
Swap           Fair Value Hedge          $169,090,000           6.045%           2014         $(3,200,000)
Swap           Cash Flow Hedge             11,250,000           6.580%           2006            (720,000)
Swap           Cash Flow Hedge             37,125,000           5.905%           2008          (1,092,000)
Swap           Cash Flow Hedge             18,547,000           6.035%           2003            (737,000)
Cap            Cash Flow Hedge             18,750,000          11.250%           2007              28,000


On March 31, 2002, the derivative financial instruments were reported at their fair value as other assets and interest rate hedge liabilities of $28,000 and $5,749,000, respectively.

During the three months ended March 31, 2002, the Company recognized a loss of $54,000 for the change in time value for qualifying interest rate hedges. The time value is a component of fair value that must be recognized in earnings, and is shown in the consolidated statement of operations as an offset to the unrealized gain on derivative securities.

The fair value hedge in the above table was undertaken by the Company to sustain the value of its CMBS holdings. This fair value hedge, when viewed in conjunction with the fair value of the securities, is sustaining the value of those securities as interest rates rise and fall. During the three months ended March 31, 2002, the Company recognized a gain of $3,249,000 for the increase in the value of the swap which was substantially offset by a loss of $2,942,000 for the change in the fair value of the securities attributed to the hedged risk resulting in a $307,000 unrealized gain on derivative securities on the consolidated statement of operations.

The Company utilizes cash flow hedges in order to better control interest costs on variable rate debt transactions. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are considered cash flow hedges. During the three months ended March 31, 2002, the fair value of the cash flow swaps increased by $989,000, which was recorded as a decrease in accumulated other comprehensive loss and will be released to earnings over the remaining lives of the swaps.

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with the timing of when the hedged items are also recognized in earnings. Within the next twelve months, the Company estimates that $2.1 million currently held in accumulated other comprehensive income will be reclassified to earnings, with regard to the cash flow hedges.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)



8. Earnings Per Share

The following table sets forth the calculation of Basic and Diluted EPS:


                                        Three Months Ended March 31, 2002            Three Months Ended March 31, 2001
                                   -------------------------------------------- --------------------------------------------
                                                                   Per Share                                      Per Share
                                     Net Income       Shares         Amount       Net Loss          Shares         Amount
                                   -------------------------------------------- -------------- ----------------- -----------

Basic EPS:
   Net earnings per share of
     Common Stock                   $   1,573,000     18,809,985   $   0.08      $  1,320,000      22,235,160    $   0.06
                                                                  =============                                 ============

Effect of Dilutive Securities
   Options outstanding for the
     purchase of Common Stock                 --         112,740                          --           11,962
   Warrants outstanding for the
     purchase of Common Stock                 --         659,716                          --              --
   Future commitments for stock
     unit awards for the
     issuance of Class A Common               --             --                           --          100,000
     Stock
                                   ---------------   -----------                --------------  --------------


Diluted EPS:
   Net earnings per share of
     Common Stock and Assumed
     Conversions                    $   1,573,000     19,582,441   $   0.08      $  1,320,000      22,347,122    $   0.06
                                   ================  ===========  ============= ==============  ==============  ============


                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


9. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes for the three months ended March 31, 2002 and 2001 is comprised as follows (in thousands):

                                              2002              2001
                                         ---------------   ---------------
Current
   Federal                                 $   1,967         $   2,166
   State                                         606               788
   Local                                         639               711
Deferred
   Federal                                       205              (252)
   State                                          58               (87)
   Local                                          63               (78)
                                         ---------------   ---------------
Provision for income taxes                 $   3,538         $   3,248
                                         ===============   ===============

The reconciliation of income tax computed at the U.S. federal statutory tax rate (35%) to the effective income tax rate for the three months ended March 31, 2002 and 2001 are as follows (in thousands):


                                                           2002                        2001
                                                ------------------------  ------------------------------
                                                      $            %              $            %
                                                -----------  -----------  --------------  --------------
   Federal income tax at statutory rate          $   2,542        35.0%      $   2,482        35.0%
   State and local taxes, net of federal
      tax benefit                                      887        12.2%            867        12.2%
   Utilization of net operating loss
      carryforwards                                   (123)       (1.7)%          (123)       (1.7)%
   Compensation in excess of deductible
      limits                                           184         2.5%             51         0.7%
   Other                                                48         0.7%            (29)       (0.4)%
                                                -----------  ------------  -------------  --------------
                                                 $   3,538        48.7%      $   3,248        45.8%
                                                ===========  ============  =============  ==============


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes.

The components of the net deferred tax assets as of March 31, 2002 and December 31, 2001 are as follows (in thousands):


                                                            March 31,              December 31,
                                                               2002                    2001
                                                       ---------------------    --------------------
   Net operating loss carryforward                        $       5,272            $       5,394
   Reserves  on  other  assets  and for
        possible credit losses                                    6,833                    6,340
   Other                                                          3,174                    2,434
                                                       ---------------------    --------------------
   Deferred tax assets                                           15,279                   14,168
   Valuation allowance                                           (5,022)                  (4,405)
                                                       ---------------------    --------------------
                                                          $      10,257            $       9,763
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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


10. Employee Benefit Plans

1997 Long-Term Incentive Stock Plan

During the three months ended March 31, 2002, the Company issued an aggregate of 242,000 options to acquire shares of Class A Common Stock with an exercise price of $5.30 per share (the fair market value based on reported trading price on the date of the grant).

The Company also issued 75,472 restricted shares of Class A Common Stock which vest one third on each of the following dates: February 1, 2003, February 1, 2004 and February 1, 2005. The Company also canceled 52,083 shares of performance based restricted stock which were granted in 1999.

The following table summarizes the option activity under the incentive stock plan for the quarter ended March 31, 2002:


                                                                                                Weighted Average
                                                       Options            Exercise Price         Exercise Price
                                                     Outstanding             per Share              per Share
                                                  --------------------------------------------- ------------------
   Outstanding at January 1, 2002                        1,731,667         $4.125 - $10.00           $  6.42
      Granted in 2002                                      242,000              $5.30                   5.30
      Exercised in 2002                                      -                    -                     -
      Canceled in 2002                                     (39,501)        $4.125 - $5.30               4.85
                                                  -------------------                           ------------------
   Outstanding at March 31, 2002                         1,934,166         $4.125 - $10.00           $  6.31
                                                  ===================                           ==================

At March 31, 2002, 1,289,707 of the options are exercisable. At March 31, 2002, the outstanding options have various remaining contractual exercise periods ranging from 5.29 to 9.85 years with a weighted average life of 7.21 years.

11. Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on the Company's outstanding debt and Convertible Preferred Trust Securities during the three months ended March 31, 2002 and 2001 was $3,765,000 and $10,394,000, respectively. Income taxes paid by the Company during the three months ended March 31, 2002 and 2001 was $4,240,000 and $3,008,000, respectively.


12. Subsequent Event

On May 1, 2002, the Company purchased and retired 536,370 shares of Class A Common Stock at an average price of $4.86 per share (including commissions).

During fiscal year 2000, the Company commenced an open market share repurchase program under which the Company was authorized to purchase, from time to time, up to four million shares of Class A Common Stock. After the purchase of 536,370 shares of Class A Common Stock on May 1, 2002, the Company had repurchased as of such date 3,100,770 shares of Class A Common Stock pursuant to the program. In May 2002, the Company announced an increase in the program restoring the number of shares of Class A Common Stock subject to repurchase under the program to four million shares (an addition of 3,100,770 shares).

 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Historical results set forth are not necessarily indicative of the future financial position and results of operations of the Company.

Balance Sheet Portfolio Developments and Contributions to Funds
---------------------------------------------------------------

On February 28, 2002, Company's $355 million credit facility matured and the term redeemable securities contract became due and settled, upon which event the Company entered into a new term redeemable securities contract and two new repurchase obligations.

The new term redeemable securities contract was utilized to finance certain of the assets that were previously financed with the maturing credit facility and original term redeemable securities contract. The new term redeemable securities contract, which allows for a maximum financing of $75 million, is recourse to the Company and has a two-year term with an automatic one-year amortizing extension option, if not otherwise extended. The Company incurred an initial commitment fee of $750,000 upon the signing of the new term redeemable securities contract and the Company pays interest at specified rates over LIBOR. The new term redeemable securities contract contains customary representations and warranties, covenants and conditions and events of default.

An affiliate of the counterparty to the new term redeemable securities contract also holds an interest rate swap with the Company for the full duration of a CMBS portfolio purchased from an affiliate of the counterparty, thereby providing a hedge for interest rate risk. This agreement had a mutual put option for the value of the hedge exercisable in February 2002. This mutual put has been extended for an additional three years to February 2005. The notional values of the swap, $137,812,000 at December 31, 2001, increased under the terms of the original swap agreement to $169,090,000 in February 2002.

One of the new repurchase obligations, with a AAA-rated counterparty, was utilized to finance CMBS securities that were previously financed with the maturing credit facility and original term redeemable securities contract. At the closing, the Company sold CMBS assets with a book and market value of $105,598,000 and has a liability to repurchase these assets for $76,455,000 and is non-recourse to the Company. This repurchase obligation has a one year term and the liability balance bears interest at specified rates over LIBOR based upon the credit rating of each asset included in the obligation.

The second new repurchase agreement, with a securities dealer, was also utilized to finance CMBS securities that were previously financed with the maturing credit facility and original term redeemable securities contract. At March 31, 2001, the Company sold CMBS assets with a book and market value of $43,906,000 and has a liability to repurchase these assets for $28,056,000 and is non-recourse to the Company. This repurchase obligation has a 30-day rolling term and the liability balance bears interest at specified rates over LIBOR based upon the credit rating of each asset included in the obligation.

In the quarter ended March 31, 2002, to remain in compliance with the Investment Company Act of 1940, as amended, the Company purchased $40.0 million of Federal Home Loan Mortgage Corporation Gold fixed rate whole pool mortgage-backed securities. To finance this purchase, the Company entered into a repurchase obligation that matures in May 2002 and is extended monthly thereafter. In total, the Company sold the seven Federal Home Loan Mortgage Corporation Gold fixed rate securities with a market value of $180.6 million at March 31, 2002 and the Company has a liability to repurchase these assets for $175.5 million.

The average interest rate in effect for the repurchase obligations outstanding at March 31, 2002 was 2.32%. The Company expects to enter into new repurchase obligations at their maturity. The Company also expects to continue such investment activity in the future when and if required for compliance purposes. As a consequence of such investment activity, the Company will be required to address financial statement effects of fair value changes in such investments.

Since December 31, 2001, the Company has not originated or purchased any new loans and has no future commitments under any existing loans. The Company received full satisfaction of two loans totaling $75.5 million and partial repayments on five loans totaling $8.9 million. At March 31, 2002, the Company had outstanding loans totaling approximately $177.3 million.

The Company's investment in Fund I at March 31, 2002 is $21.4 million. Since December 31, 2001, the Company has not made any equity contributions to Fund I and has received $573,000 as a return of equity. The Company has capitalized costs of $4,752,000 that are being amortized over the anticipated lives of the funds. As of March 31, 2002, Fund I has outstanding loans and investments totaling $156.3 million, all of which are performing in accordance with the terms of their agreements except for one loan for $26.0 million which is in default and for which, beginning June 30, 2001, the accrual of interest was suspended. In March 2002, Fund I established a specific reserve of $13 million for this loan.

Since December 31, 2001, the Company has made equity contributions to Fund II of $1.1 million and no equity contributions to Fund II's general partner. The Company's remaining equity commitment to Fund II and its general partner is $40.8 million. The Company has capitalized costs of $3.8 million relating to the formation of Fund II that are being amortized over the anticipated lives of the funds. The Company's investment in Fund II and its general partner at March 31, 2002 is $14.3 million. As of March 31, 2002, Fund II has outstanding loans and investments totaling $544.5 million, all of which are performing in accordance with the terms of their agreements.

Results of Operations for the Three Months Ended March 31, 2002 and 2001
------------------------------------------------------------------------

The Company reported net income allocable to shares of Common Stock of $1,573,000 for the three months ended March 31, 2002, an increase of $253,000 from the net income allocable to shares of Common Stock of $1,320,000 for the three months ended March 31, 2001. This increase was primarily the result of a recapture of the allowance for possible credit losses and the elimination of the Preferred Stock dividend offset by a loss from equity investments in Funds, from an additional provision for possible credit losses on the non-performing loan in Fund I, and decreased net interest income from loans and other investments as the Company continues its transition to the investment management business. The Company expects additional reductions in interest and related income that may not be offset by increased income from investment management operations.

Interest and related income from loans and other investments amounted to $13,986,000 for the three months ended March 31, 2002, a decrease of $3,927,000 from the $17,913,000 amount for the three months ended March 31, 2001. Average interest earning assets decreased from approximately $592.6 million for the three months ended March 31, 2001 to approximately $562.8 million for the three months ended March 31, 2002. The average interest rate earned on such assets decreased due to a decrease in the average LIBOR rate from 5.51% for the three months ended March 31, 2001 to 1.85% for the three months ended March 31, 2002 for the assets earning interest based upon a variable rate. Also, at March 31, 2002, the Company had an average of $151.1 million of fixed rate available-for-sale securities that were earning an average interest rate of 6.02%. The company had no available-for-sale securities outstanding during the three months ended March 31, 2001.

Interest and related expenses amounted to $5,649,000 for the three months ended March 31, 2002, a decrease of $1,605,000 from the $7,254,000 amount for the three months ended March 31, 2001. The decrease in expense was due to a decrease in the average rate paid on interest bearing liabilities from 9.3% for the three months ended March 31, 2001 to 6.9% for the three months ended March 31, 2002, partially offset by an increase in the amount of average interest bearing liabilities outstanding from approximately $317.9 million for the three months ended March 31, 2001 to approximately $333.3 million for the three months ended March 31, 2002. Again, the decrease in the average rate is substantially due to the decrease in the average LIBOR rate.

The Company also utilized proceeds from the $150.0 million of Convertible Trust Preferred Securities, which were issued on July 28, 1998 to finance its interest-earning assets. During the three months ended March 31, 2002 and 2001, the Company recognized $2,153,000 and $2,120,000, respectively, of net expenses related to its outstanding convertible trust preferred securities. This amount consisted of distributions to the holders totaling $3,809,000 in each period and amortization of discount and origination costs totaling $199,000 and $200,000, respectively, during the three months ended March 31, 2002 and 2001. This was partially offset by a tax benefit of $1,855,000 and $1,889,000 during the three months ended March 31, 2002 and 2001, respectively.

During the three months ended March 31, 2002, other revenues decreased $1,367,000 to ($100,000) from $1,267,000 in the same period of 2001. During the quarter ended March 31, 2002, Fund I increased its allowance for possible credit losses by establishing a specific reserve for the non-performing loan it is carrying. This additional expense drove the loss from equity investments in Funds. This loss was partially offset by the increased revenue from Fund II (management and advisory income in addition to the return on investment in the funds), which began operations in the second quarter of 2001.

As previously disclosed, the Company will not generally invest in loans or CMBS for its own balance sheet as Fund II (to which it has a remaining $40.8 million equity commitment) is the principal vehicle through which the Company invest in loans and investments in accordance with the Company's current investment program. If the amount of the Company's maturing loans and investments increase significantly before the excess capital generated thereby is invested in Fund II or other funds, or is otherwise accretively deployed, the Company may experience shortfalls in revenues and lower earnings until offsetting revenues are derived from funds under management and other sources.

General and administrative expenses remained relatively consistent amounting to $3,929,000 for the three months ended March 31, 2002 versus $3,658,000 for the three months ended March 31, 2001. The increase is due to an increase in the bonus compensation accrual from that of the previous year due to improved performance in the first quarter of 2002 when compared to the same period in 2001. The Company employed an average of 28 employees during the three months ended March 31, 2002 verses an average of 23 employees during the three months ended March 31, 2001. The Company had 25 full-time employees and one part-time employee at March 31, 2002.

During the three months ended March 31, 2002, the Company recaptured $2,963,000 of its previously established allowance for possible credit losses. The Company deemed this recapture necessary due to the substantial reduction in the loan portfolio and a general reduction in the risk of the loans remaining defaulting based upon current conditions. After the recapture, the Company believes that the reserve is adequate based on the existing loans in the balance sheet portfolio.

For the three months ended March 31, 2002 and 2001, the Company accrued income tax expense of $3,538,000 and $3,248,000, respectively, for federal, state and local income taxes. The increase (from 45.8% to 48.7%) in the effective tax rate was primarily due to higher levels of compensation in excess of deductible limits in the current year.

Until the repurchase of the preferred stock by the Company, dividends accrued on these shares at a rate of 9.5% per annum on a per share price of $2.69. In 2001, the remaining shares of Preferred Stock were repurchased thereby eliminating the dividend requirement for 2002.

Liquidity and Capital Resources
-------------------------------

At March 31, 2002, the Company had $9,577,000 in cash. The primary sources of liquidity for the Company for the remainder of 2002 will be cash on hand, cash generated from operations, principal and interest payments received on loans and investments (including loan repayments and the return of capital from Fund I), and additional borrowings under the Company's credit facility and its term redeemable securities contract. The Company believes that these sources of capital will adequately meet future cash requirements. The Company expects that during 2002, it will use a significant amount of its available capital resources to satisfy its capital contributions required in connection with its remaining $40.8 million equity commitment to Fund II. The Company intends to continue to employ leverage on its existing balance sheet assets to enhance its return on equity.

The Company experienced a net decrease in cash of $2,074,000 for the three months ended March 31, 2002, compared to the net increase of $1,007,000 for the three months ended March 31, 2001. Cash provided by operating activities during the three months ended March 31, 2002 was $1,668,000, compared to $28,000 used in operations during the same period of 2001. For the three months ended March 31, 2002, cash provided by investing activities was $54,874,000, compared to $4,724,000 during the same period in 2001. This change was primarily due to an increase in the level of repayments received on loans receivable. The Company utilized the cash received on loan repayments to reduce borrowings under its credit facilities, accounting for the majority of the $54,927,000 change in the net cash used in financing activities from $3,689,000 in the three months ended March 31, 2001 to the $58,616,000 in the same period of 2002.

In 2001, the Company announced an open market share repurchase program under which the Company may purchase, from time to time, up to four million shares of the Company's Class A Common Stock. During the first quarter of 2002, the Company did not purchase any additional shares of the Company's Class A Common Stock pursuant to the repurchase program and had 1,435,600 shares authorized for repurchase remaining under the program. On May 1, 2002, the Company purchased and retired 536,370 shares of Class A Common Stock at an average price of $4.86 per share (including commissions). As of the date of this purchase, the Company had repurchased 3,100,770 shares of Class A Common Stock pursuant to the program. In May 2002, the Company announced an increase in the program restoring the number of shares of Class A Common Stock subject to repurchase under the program to four million shares (an addition of 3,100,770 shares).

At March 31, 2002, the Company was party to a credit facility with a commercial lender that provides for $100 million of credit. The line of credit matures in July 2002 and has an automatic nine-month amortizing extension option, if not otherwise extended. At March 31, 2002, the Company had outstanding borrowings under the credit facilities of $33,000,000, and had unused potential credit of $67,000,000. The decrease in the amount outstanding under the credit facilities from the amount outstanding at March 31, 2001 was due to the use of cash received on loan repayments to pay down the credit facility. The $100 million credit facility provides the Company with adequate liquidity for its short-term needs.

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

At March 31, 2002, the Company also has one outstanding note payable for $489,000, outstanding borrowings on its term redeemable securities contract of $35,716,000 and outstanding repurchase obligations of $280,059,000. In connection with the maturity of the credit facility and the term redeemable securities contract that matured and became due in February 2002, the Company entered into a new term redeemable securities contract with the same counterparty, which allows for a maximum financing of $75 million. The new term redeemable securities contract has a two-year term with an automatic one-year amortizing extension option, if not otherwise extended. The Company also entered into two new repurchase obligations with new counterparties to finance the remaining assets financed under the original term redeemable securities contract in February 2002.

The Company's convertible trust preferred securities were modified in May 2000 in a transaction pursuant to which the outstanding securities were canceled and new variable step up convertible trust preferred securities with an aggregate liquidation amount of $150 million ("Convertible Trust Preferred Securities") were issued to the holders of the canceled securities in exchange therefore, and the original underlying convertible debentures were canceled and new 8.25% step up convertible junior subordinated debentures in the aggregate principal amount of $92,524,000 (the "Convertible Debentures") and new 13% step up non-convertible junior subordinated debentures in the aggregate principal amount of $62,126,000 (the "Non-Convertible Debentures" and together with the Convertible Debentures, the "Debentures") were issued to the CT Convertible Trust I (the "Trust"), as the holder of the canceled bonds, in exchange therefore. The liquidation amount of the Convertible Trust Preferred Securities is divided into $89,742,000 of convertible amount (the "Convertible Amount") and $60,258,000 of non-convertible amount (the "Non-Convertible Amount"), the distribution, redemption and, as applicable, conversion terms of which, mirror the interest, redemption and, as applicable, the conversion terms of the Convertible Debentures and the Non-Convertible Debentures, respectively, held by the Trust.

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

Impact of September 11, 2001
----------------------------

The events of September 11 have created uncertainty regarding the ability of real estate owners of high profile assets to obtain insurance coverage protecting against terrorist attacks at commercially reasonable rates. The issue is exacerbated by the fact that most insurance policies (and the terrorism insurance that has traditionally been a part of such policies) expire on December 31 of each year and most secured loans typically require comprehensive terrorism insurance. The absence of suitable insurance coverage will likely affect the general real estate lending market, lending volume and the market's overall liquidity. In turn, real estate valuations may be impacted, particularly for asset types seen as vulnerable to attack, including: central business district office buildings, certain regional malls and assets located near sites perceived as high-risk being the most sensitive. The lack of resolution regarding affordable long-term terrorism insurance coverage for all property types combined with the general slow-down of the U.S. economy may negatively impact existing loans and investments and may reduce the number of suitable investment opportunities available to Fund II and the pace at which its investments are made. A reduction in asset originations could adversely affect the Company's ability to grow earnings.

Note on Forward-Looking Statements
----------------------------------

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

Important factors that the Company believes might cause actual results to differ from any results expressed or implied by these forward-looking statements are discussed in the cautionary statements contained in Exhibit 99.1 to this Form 10-Q (filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K, filed on April 1, 2002 and incorporated therein by reference), which are incorporated herein by reference. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The principal objective of the Company's asset/liability management activities is to maximize net interest income, while minimizing levels of interest rate risk. Net interest income and interest expense are subject to the risk of interest rate fluctuations. To mitigate the impact of fluctuations in interest rates, the Company uses interest rate swaps to effectively convert fixed rate assets to variable rate assets for proper matching with variable rate liabilities and variable rate liabilities to fixed rate liabilities for proper matching with fixed rate assets. Each derivative used as a hedge is matched with an asset or liability with which it has a high correlation. The swap agreements are generally held-to-maturity and the Company does not use derivative financial instruments for trading purposes. The Company uses interest rate swaps to effectively convert variable rate debt to fixed rate debt for the financed portion of fixed rate assets. The differential to be paid or received on these agreements is recognized as an adjustment to the interest expense related to debt and is recognized on the accrual basis.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates at March 31, 2002. For financial assets and debt obligations, the table presents cash flows to the expected maturity and weighted-average interest rates based upon the current carrying values. For interest rate swaps, the table presents notional amounts and weighted-average fixed pay and variable receive interest rates by
contractual  maturity  dates.   Notional  amounts  are  used  to  calculate  the
contractual cash flows to be exchanged under the contract. Weighted-average variable rates are based on rates in effect as of the reporting date.


                                                           Expected Maturity Dates
                             -------------------------------------------------------------------------------------
                                2002        2003        2004         2005        2006     Thereafter     Total     Fair Value
                                ----        ----        ----         ----        ----     ----------     -----     ----------
Assets:                                                           (dollars in thousands)
Available-for sale securities
   Fixed Rate                 $ 11,613   $  19,580   $  23,260    $  20,203   $  17,153   $  89,919     $181,728    $180,649
      Average interest rate      6.18%       6.18%       6.18%        6.18%       6.18%       6.18%        6.18%

CMBS
   Fixed Rate                      -           -           -      $  12,047   $   7,811   $ 226,159     $246,017    $174,394
      Average interest rate        -           -           -         10.35%      12.08%      13.11%       12.95%
   Variable Rate              $ 36,509         -           -            -           -           -       $ 36,509    $ 35,406
      Average interest rate      8.55%         -           -            -           -           -          8.52%

Loans receivable
   Fixed Rate                      -           -           -            -           -     $  89,077     $ 89,077    $ 89,610
      Average interest rate        -           -           -            -           -        11.66%       11.66%
   Variable Rate              $ 29,502   $  10,417   $  25,434    $  15,167   $     667   $   6,555     $ 87,742    $ 84,938
      Average interest rate      7.55%       9.58%       9.67%        7.98%       7.39%       7.39%        8.47%

Liabilities:
Credit Facilities
   Variable Rate                   -     $  33,000         -            -           -           -       $ 33,000    $ 33,000
      Average interest rate        -         5.46%         -            -           -           -         5.46%

Term redeemable securities
  contract
   Variable Rate                   -           -     $  35,716          -           -           -       $ 35,716    $ 35,716
      Average interest rate        -           -         4.84%          -           -           -          4.84%

Repurchase obligations
   Variable Rate              $203,604   $  76,455         -            -           -           -       $280,059    $280,059
      Average interest rate      2.07%       3.01%         -            -           -           -          2.32%

Convertible Trust
  Preferred Securities
   Fixed Rate                      -           -           -      $ 150,000         -           -       $150,000    $148,140
      Average interest rate        -           -           -         10.82%         -           -         10.82%

Interest rate swaps
      Notional amounts             -     $  18,547         -      $ 169,090         -     $  48,375     $204,734    $ (5,749)
      Average fixed pay rate       -         6.04%         -          6.05%         -         6.06%        6.05%
      Average variable
      receive rate                 -         1.87%         -          1.90%         -         1.87%        1.89%


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

                           None


ITEM 5:       Other Information

                           None

ITEM 6:       Exhibits and Reports on Form 8-K

(a)      Exhibits

         99.1 Risk Factors (filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K, filed on April 1, 2002 and incorporated herein by reference).

(b)      Reports on Form 8-K

         During the fiscal quarter ended March 31, 2002, the Company filed the following Current Reports on Form 8-K:

                           None

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   CAPITAL TRUST, INC.



May 15, 2002                                       /s/ John R. Klopp
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