Form 10-Q
period 2002-06-30
CAPITAL TRUST INC
filed 2002-08-14
CIK 1061630

As filed with the Securities and Exchange Commission on August 14, 2002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
                               -------------

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

Yes[ X ]    No[   ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of outstanding shares of the Registrant's Class A Common Stock, par value $0.01 per share ("Class A Common Stock"), as of August 13, 2002 was 18,316,833.

                               CAPITAL TRUST, INC.
                                      INDEX

Part I.  Financial Information

         Item 1:  Financial Statements                                 1

               Consolidated Balance Sheets - June 30, 2002
                  (unaudited) and December 31, 2001 (audited)          1

               Consolidated Statements of Income - Three and six
                  months Ended June 30, 2002 and 2001 (unaudited)      2

               Consolidated Statements of Changes in
                  Stockholders' Equity - Six months Ended June
                  30, 2002 and 2001 (unaudited)                        3

               Consolidated Statements of Cash Flows - Six
                  months Ended June 30, 2002 and 2001 (unaudited)      4

               Notes to Consolidated Financial Statements
                  (unaudited)                                          5

         Item 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       12

         Item 3:  Quantitative and Qualitative Disclosures about
                  Market Risk                                         18


Part II. Other Information

         Item 1:  Legal Proceedings                                   19

         Item 2:  Changes in Securities                               19

         Item 3:  Defaults Upon Senior Securities                     19

         Item 4:  Submission of Matters to a Vote of Security Holders 19

         Item 5:  Other Information                                   20

         Item 6:  Exhibits and Reports on Form 8-K                    20

         Signatures                                                   21

                      Capital Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                       June 30, 2002 and December 31, 2001
                                (in thousands)



                                                                                  June 30,       December 31,
                                                                               ---------------  --------------
                                                                                    2002             2001
                                                                               ---------------  --------------
                                                                                (Unaudited)       (Audited)
                           Assets

  Cash and cash equivalents                                                    $  15,692       $   11,651
  Available-for-sale securities, at fair value                                   101,690          152,789
  Commercial mortgage-backed securities available-for-sale, at fair value        155,559          210,268
  Loans receivable, net of $10,732 and $13,695 reserve for possible credit
     losses at June 30, 2002 and December 31, 2001, respectively                 143,510          248,088
  Equity investment in CT Mezzanine Partners I LLC ("Fund I"), CT Mezzanine
     Partners II LP ("Fund II") and CT MP II LLC ("Fund II GP")
     (together "Funds")                                                           35,716           38,229
     Deposits and other receivables                                                  447            1,192
  Accrued interest receivable                                                      3,486            4,614
  Deferred income taxes                                                           10,085            9,763
  Prepaid and other assets                                                         2,896            2,206
                                                                               ---------------  --------------
Total assets                                                                   $ 469,081        $ 678,800
                                                                               ===============  ==============




Liabilities:
  Accounts payable and accrued expenses                                        $   10,111       $    9,842
  Notes payable                                                                       500              977
  Credit facilities                                                                  --            121,211
  Term redeemable securities contract                                                --            137,132
  Repurchase obligations                                                          178,392          147,880
  Deferred origination fees and other revenue                                       1,975            1,202
  Interest rate hedge liabilities                                                  17,540           9,987
                                                                               ---------------  --------------
Total liabilities                                                                 208,518          428,231
                                                                               ---------------  --------------

Company-obligated, mandatory redeemable, convertible trust preferred securities of CT Convertible Trust I, holding $89,742 of convertible
  10.00% junior subordinated debentures and $60,258 of non-convertible
  13.00% junior subordinated debentures of Capital Trust, Inc.
  ("Convertible Trust Preferred Securities")                                      148,340          147,941
                                                                               ---------------  --------------

Stockholders' equity:
  Class A common stock, $0.01 par value ("Class A Common Stock"), 100,000 shares authorized, 18,017 and 18,332 shares issued and outstanding at
     June 30, 2002 and December 31, 2001, respectively                                180              183
  Restricted Class A Common Stock, $0.01 par value, 300 and 396 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively
     ("Restricted Class A Common Stock" and together with Class A Common
     Stock, "Common Stock")                                                             3                4
  Additional paid-in capital                                                      134,914          136,805
  Unearned compensation                                                              (637)            (583)
  Accumulated other comprehensive loss                                            (21,055)         (29,909)
  Accumulated deficit                                                              (1,182)          (3,872)
                                                                               ---------------  --------------
Total stockholders' equity                                                        112,223          102,628
                                                                               ---------------  --------------
Total liabilities and stockholders' equity                                     $  469,081       $  678,800
                                                                               -==============  ==============

          See accompanying notes to unaudited consolidated financial statements.

                     Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Income
              Three and Six Months Ended June 30, 2002 and 2001
                     (in thousands, except per share data)
                                   (unaudited)


                                                                 Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                            --------------------------  ---------------------------
                                                                2002          2001           2002          2001
                                                            ------------  ------------  -------------  ------------
Income from loans and other investments:
  Interest and related income                               $   12,969    $   16,844    $   26,955     $   34,757
  Less: Interest and related expenses                            4,614         6,763        10,263         14,017
                                                            ------------  ------------  -------------  ------------
    Income from loans and other                                  8,355        10,081        16,692         20,740
     investments, net                                       ------------  ------------  -------------  ------------

Other revenues:
  Management and advisory fees from Funds                        2,585         1,818         5,076          2,000
  Income/(loss) from equity investments in Funds                   920         1,009        (1,774)         1,868
  Advisory and investment banking fees                              75            52           150            127
  Net gain on sales of investments and reduced maturity
   of fair value hedge                                           1,651           --          1,651            --
  Other interest income                                             30           126            58            277
                                                            ------------  ------------  -------------  ------------
    Total other revenues                                         5,261         3,005         5,161          4,272
                                                            ------------  ------------  -------------  ------------

Other expenses:
  General and administrative                                     3,479         4,117         7,408          7,775
  Other interest expense                                            11            32            23             65
  Depreciation and amortization                                    248           215           496            386
  Net unrealized (gain)/loss on derivative securities and
   corresponding hedged risk on CMBS securities                  2,849          (332)        2,596           (108)
  Provision for/(recapture of) allowance for possible
   credit losses                                                   --            --         (2,963)           748
                                                            ------------  ------------  -------------  ------------
   Total other expenses                                          6,587         4,032         7,560          8,866
                                                            ------------  ------------  -------------  ------------

Income before income taxes and distributions and
 amortization on Convertible Trust Preferred Securities          7,029         9,054        14,293         16,146
   Provision for income taxes                                    3,548         4,259         7,086          7,507
                                                            ------------  ------------  -------------  ------------

Income before distributions and amortization on
 Convertible Trust Preferred Securities                          3,481         4,795         7,207          8,639
   Distributions and amortization on Convertible Trust
    Preferred Securities, net of income tax benefit of
    $2,039 and $1,889 for the three months ended
    June 30, 2002 and 2001, respectively, and $3,894
    and $3,778 for the six months ended June 30, 2002
    and 2001, respectively                                       2,364         2,120         4,517          4,240
                                                            ------------  ------------  -------------  ------------
Net income                                                       1,117         2,675         2,690          4,399
   Less:  Preferred Stock dividend requirement                    --            (125)         --             (529)
                                                            ------------  ------------  -------------  ------------
Net income allocable to Common Stock                        $    1,117    $    2,550    $    2,690     $    3,870
                                                            ============  ============  =============  ============

Per share information:
  Net earnings per share of Common Stock:
   Basic                                                    $     0.06    $     0.13    $     0.14     $     0.18
                                                            ============  ============  =============  ============
   Diluted                                                  $     0.06    $     0.10    $     0.14     $     0.17
                                                            ============  ============  =============  ============
  Weighted average shares of Common Stock
    outstanding:
   Basic                                                    18,493,658    20,351,232    18,650,948     21,287,992
                                                            ============  ============  =============  ============
   Diluted                                                  18,556,190    36,737,343    19,033,103     38,970,355
                                                            ============  ============  =============  ============


          See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
          Consolidated Statements of Changes in Stockholders' Equity
               For the Six months Ended June 30, 2002 and 2001
                          (in thousands) (unaudited)


                                                                                                   Restricted
                                                             Class A   Class B  Class A   Class B   Class A   Additional
                                             Comprehensive  Preferred Preferred Common    Common    Common     Paid--In
                                             Income/(Loss)   Stock      Stock    Stock     Stock     Stock     Capital
                                             -----------    --------------------------------------------------------------

Balance at January 1, 2001                                $   23      $   40    $  190    $   28    $    3    $ 181,507

Net income                                   $   4,399         --        --        --        --        --           --
Transition adjustment for recognition of
  derivative financial instruments                 --          --        --        --        --        --           --
Unrealized loss on derivative financial
  instruments, net of related income taxes        (849)        --        --        --        --        --           --
Unrealized gain on available-for-sale
  securities, net of related income taxes          964         --        --        --        --        --           --
Issuance of warrants to purchase shares of
  Class A Common Stock                             --          --        --        --        --        --         2,013
Issuance of Class A Common Stock unit
  awards                                           --          --        --          1       --        --           624
Issuance of restricted Class A Common Stock        --          --        --        --        --          2        1,023
Restricted Class A Common Stock earned             --          --        --        --        --        --           --
Vesting of restricted Class A Common Stock
  to unrestricted Class A Common Stock             --          --        --          1       --         (1)         --
Dividends paid on Preferred Stock                  --          --        --        --        --        --           --
Repurchase and retirement of shares of Stock
  previously outstanding                           --          (15)      (23)       (6)      (16)      --       (28,769)
                                             -----------  ----------------------------------------------------------------
Balance at June 30, 2001                     $   4,514    $      8    $   17    $  186    $   12    $    4    $ 156,398
                                             ===========  ================================================================

Balance at January 1, 2002                                $    --     $  --     $  183    $  --     $    4    $ 136,805
Net income                                   $   2,690         --        --        --        --        --           --
Unrealized loss on derivative financial
  instruments, net of related income taxes       1,036         --        --        --        --        --           --
Unrealized gain on available-for-sale
  securities, net of related income taxes        7,818         --        --        --        --        --           --
Issuance of Class A Common Stock unit
  awards                                           --          --        --          1       --        --           312
Issuance of restricted Class A Common Stock        --          --        --        --        --          1          399
Vesting of restricted Class A Common Stock
  to unrestricted Class A Common Stock             --          --        --          2       --         (2)         --
Restricted Class A Common Stock earned             --          --        --        --        --        --           --
Repurchase and retirement of shares of Class
  A Common Stock previously outstanding            --          --        --         (6)      --        --        (2,602)
                                             -----------  ----------------------------------------------------------------
Balance at June 30, 2002                     $  11,544    $    --     $  --     $  180    $  --     $    3    $ 134,914
                                             ===========  ================================================================




                                                                 Accumulated
                                                                    Other
                                                 Unearned        Comprehensive       Accumulated
                                               Compensation      Income/(Loss)         Deficit        Total
                                             ------------------------------------------------------------------

Balance at January 1, 2001                     $   (468)         $ (10,152)          $(12,505)      $ 158,666
Net income                                          --                 --               4,399           4,399
Transition adjustment for recognition of
  derivative financial instruments                  --                (574)               --             (574)
Unrealized loss on derivative financial
  instruments, net of related income taxes          --                (849)               --             (849)
Unrealized gain on available-for-sale
  securities, net of related income taxes           --                 964                --              964
Issuance of warrants to purchase shares of
  Class A Common Stock                              --                 --                 --            2,013
Issuance of Class A Common Stock unit
  awards                                            --                 --                 --              625
Issuance of restricted Class A Common Stock      (1,025)               --                 --              --
Restricted Class A Common Stock earned              444                --                 --              444
Vesting of restricted Class A Common Stock
  to unrestricted Class A Common Stock              --                 --                 --              --
Dividends paid on Preferred Stock                   --                 --                (633)           (633)
Repurchase and retirement of shares of Stock
  previously outstanding                            --                 --                 --          (28,829)
                                             ------------------------------------------------------------------
Balance at June 30, 2001                       $ (1,049)         $ (10,611)          $ (8,739)      $ 136,226
                                             ==================================================================

Balance at January 1, 2002                     $   (583)         $ (29,909)          $ (3,872)      $ 102,628
Net income                                          --                 --               2,690           2,690
Unrealized loss on derivative financial
  instruments, net of related income taxes          --               1,036                --            1,036
Unrealized gain on available-for-sale
  securities, net of related income taxes           --               7,818                --            7,818
Issuance of Class A Common Stock unit
  awards                                            --                 --                 --              313
Issuance of restricted Class A Common Stock        (400)               --                 --              --
Vesting of restricted Class A Common Stock
  to unrestricted Class A Common Stock              --                 --                 --              --
Restricted Class A Common Stock earned              346                --                 --              346
Repurchase and retirement of shares of Class
  A Common Stock previously outstanding             --                 --                 --           (2,608)
                                             ------------------------------------------------------------------
Balance at June 30, 2002                       $   (637)         $ (21,055)          $ (1,182)      $ 112,223
                                             ==================================================================


     See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2002 and 2001
                                 (in thousands)
                                   (unaudited)


                                                                                        2002             2001
                                                                                    ------------    ------------
Cash flows from operating activities:
  Net income                                                                        $   2,690       $    4,399
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Deferred income taxes                                                               (322)            (727)
     Provision for/(recapture of) allowance for possible credit losses                 (2,963)             748
     Depreciation and amortization                                                        496              386
     Loss/(income) from equity investments in Funds                                     1,774           (1,868)
     Net gain on sales of CMBS and available-for-sale securities                         (711)          --
     Unrealized (gain)/loss on hedged and derivative securities                         2,596             (108)
     Restricted Class A Common Stock earned                                               345              444
     Amortization of premiums and accretion of discounts on loans
      and investments, net                                                             (1,627)          (1,381)
     Accretion of discounts on term redeemable securities contract                        680            1,892
     Accretion of discounts and fees on Convertible Trust Preferred Securities, net       399              399
  Changes in assets and liabilities, net:
     Deposits and other receivables                                                       745              (87)
     Accrued interest receivable                                                        1,128            2,806
     Prepaid and other assets                                                            (799)           2,261
     Deferred origination fees and other revenue                                          773             (260)
     Accounts payable and accrued expenses                                                582             (471)
                                                                                     ------------   -----------
  Net cash provided by operating activities                                             5,786            8,433
                                                                                     ------------   -----------

Cash flows from investing activities:
     Purchases of available-for-sale securities                                       (39,999)         (97,482)
     Principal collections and proceeds from sales of available-for-sale securities    94,222             --
     Principal collections on certificated mezzanine investments                       --               22,379
     Principal collections and proceeds from sales of CMBS                             67,880             --
     Origination and purchase of loans receivable                                      --               (1,467)
     Principal collections and proceeds from sale of loans receivable                 107,437           81,217
     Equity investments in Funds                                                       (4,533)         (21,602)
     Return of capital from Funds                                                       4,845           16,560
     Purchases of equipment and leasehold improvements                                     (2)            (109)
                                                                                     -----------   ------------
  Net cash provided by/(used in) investing activities                                 229,850             (504)
                                                                                     -----------   ------------

Cash flows from financing activities:
     Proceeds from repurchase obligations                                             144,937           94,643
     Repayment of repurchase obligations                                             (114,425)         (16,569)
     Proceeds from credit facilities                                                   46,000          111,589
     Repayment of credit facilities                                                  (167,211)        (167,129)
     Proceeds from term redeemable securities contract                                 35,816             --
     Repayment of term redeemable securities contract                                (173,628)            --
     Repayment of notes payable                                                          (477)            (435)
     Dividends paid on Preferred Stock                                                 --                 (633)
     Repurchase and retirement of shares
      of Common and Preferred Stock
      previously outstanding                                                           (2,607)         (28,829)
                                                                                     ------------   ------------
  Net cash used in financing activities                                              (231,595)          (7,363)
                                                                                     ------------   ------------

Net increase/(decrease) in cash and cash equivalents                                    4,041              566
Cash and cash equivalents at beginning of year                                         11,651           11,388
                                                                                     ------------   ------------
Cash and cash equivalents at end of period                                          $  15,692       $   11,954
                                                                                     ============   ============

     See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)


1.    Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the Annual Report on Form 10-K of Capital Trust, Inc. and Subsidiaries (collectively, the "Company") for the fiscal year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2002, are not necessarily indicative of results that may be expected for the entire year ending December 31, 2002.

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

3.    Available-for-Sale Securities

At June 30, 2002, the Company's available-for-sale securities consisted of the following (in thousands):


                                                                             Gross
                                                            Amortized      Unrealized     Estimated
                                                                         --------------
                                                            Cost      Gains     Losses    Fair Value
                                                            -----------------------------------------
  Federal Home Loan Mortgage Corporation Gold, fixed
     rate interest at 6.50%, due September 1, 2031          $  8,240  $   52    $    --   $  8,292
  Federal Home Loan Mortgage Corporation Gold, fixed
     rate interest at 6.50%, due September 1, 2031            51,216     258         --     51,474
  Federal Home Loan Mortgage Corporation Gold, fixed
     rate interest at 6.50%, due September 1, 2031             1,925      13         --      1,938
  Federal Home Loan Mortgage Corporation Gold, fixed
     rate interest at 6.50%, due April 1, 2032                39,169     817         --     39,986
                                                            ---------------------------------------
                                                            $100,550  $1,140    $    --   $101,690
                                                            =======================================

The Company purchased the security due April 1, 2032 in March 2002 at a discount with seller provided financing through a repurchase agreement.

The Company sold three securities due September 1, 2031 in June 2002 with an amortized cost of $75,006,000 for $75,358,000 resulting in a total gain of $352,000.

                      Capital Trust, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


4.    Commercial Mortgage-Backed Securities

In May 2002, the Company received full satisfaction of $36,509,000 face amount of interests in three subordinated CMBS issued by a financial asset securitization investment trust. In connection with the early payoff, the Company recognized an additional $370,000 of unamortized discount as additional interest income in the quarter ended June 30, 2002.

In June 2002, three sales of CMBS in two issues were completed. The securities, which had a basis of $31,012,000 including amortization of discounts, were sold for $31,371,000 resulting in a net gain of $359,000.

5.    Loans Receivable

At June 30, 2002 and December 31, 2001, the Company's loans receivable consisted of the following (in thousands):

                                              June 30,      December 31,
                                                2002           2001
                                            ------------    -------------
  (1)  Mortgage Loans                        $   19,852     $   69,998
  (2)  Mezzanine Loans                          113,443        142,160
  (3)  Other loans receivable                    20,947         49,625
                                            ------------    -------------
                                                154,242        261,783
  Less:  reserve for possible credit losses     (10,732)       (13,695)
                                            ------------    -------------
  Total loans                                $  143,510     $  248,088
                                            ============    =============

One Mortgage Loan receivable with a principal balance of $8,000,000 reached maturity on July 15, 2000 and has not been repaid with respect to principal and interest. In accordance with the Company's policy for revenue recognition, income recognition has been suspended on this loan and for the six months ended June 30, 2002, $477,000 of potential interest income has not been recorded.

At June 30, 2002, the weighted average interest rate in effect, including amortization of fees and premiums, for the Company's performing loans receivable is as follows:

  (1)  Mortgage Loans                             10.75%
  (2)  Mezzanine Loans                            10.28%
  (3)  Other loans receivable                     10.88%
            Total loans                           10.41%

At June 30, 2002, $56,854,000 (39%) of the aforementioned performing loans bear interest at floating rates ranging from LIBOR plus 525 basis points to LIBOR plus 875 basis points. The remaining $89,388,000 (61%) of loans bear interest at fixed rates ranging from 11.62% to 12.00%.

During the six months ended June 30, 2002,  the Company  released  $2,963,000 of
its  previously   established  reserve  for  possible  credit  losses  on  loans receivable due to a significant decrease in the portfolio of loans receivable.

6.    Equity investment in Funds

CT Mezzanine Partners LLC ("Fund I")

As of June 30, 2002, Fund I has outstanding loans totaling $115.4 million, all of which are performing in accordance with the terms of their agreements except for one loan for $26.0 million which is in default and for which, beginning June 30, 2001, the accrual of interest was suspended. In March 2002, Fund I established a specific reserve of $13 million for this loan.

                      Capital Trust, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)


7.   Long-Term Debt

Credit Facilities

On February 28, 2002, the Company's $355 million credit facility matured and was settled and was replaced with the repurchase obligations discussed below.

The Company has a $100 million credit facility, which is not drawn upon at June 30, 2002. The Company has pledged assets of $124,835,000 as collateral for the borrowing against such credit facility. Effective July 16, 2002, pursuant to an amended and restated credit agreement, the Company extended the expiration of such credit facility from July 2002 to July 2003 with an automatic nine-month amortizing extension option, if not otherwise extended.


Repurchase Obligations

During the six months ended June 30, 2002, the Company entered into three repurchase agreements.

One of the new repurchase obligations, with a AAA-rated counterparty, was utilized to refinance CMBS securities that were previously financed with a maturing credit facility and original term redeemable securities contract. At June 30, 2002, the Company sold CMBS assets with a book and market value of $97,704,000 and has a liability, representing the obligation, to repurchase these assets for $61,281,000 that is non-recourse to the Company. This repurchase obligation has a one year term and the liability balance bears interest at specified rates over LIBOR based upon the credit rating of each asset included in the obligation.

The second new repurchase agreement, with a securities dealer, was also utilized to refinance CMBS securities that were previously financed with a maturing credit facility and original term redeemable securities contract. At June 30, 2002, the Company sold CMBS assets with a book and market value of $31,077,000 and has a liability, representing the obligation, to repurchase these assets for $19,597,000 that is non-recourse to the Company. This repurchase obligation has a 30-day rolling term and the liability balance bears interest at specified rates over LIBOR based upon the credit rating of each asset included in the obligation.

The third repurchase agreement, with a securities dealer, arose in connection with the purchase of an available-for-sale security in March 2002. At June 30, 2002, the Company sold such asset with a book and market value of $39,986,000 and has a liability, representing the obligation, to repurchase this asset for $38,674,000. This repurchase agreement has a current maturity date in August 2002 and is expected to be extended monthly thereafter. The liability balance bears interest at LIBOR.

The repurchase agreement that was outstanding at December 31, 2001, with a securities dealer, arose in connection with the purchase of available-for-sale securities in September 2001 has been extended to August 2002. At June 30, 2002, the Company sold such assets with a book and market value of $61,704,000 and has a liability, representing the obligation, to repurchase this asset for $58,840,000. The liability balance bears interest at LIBOR.

The interest rate in effect for all the repurchase obligations outstanding at June 30, 2002 was 2.35%.

Term Redeemable Securities Contract

On February 28, 2002, the Company's term redeemable securities contract became due and settled, upon which event the Company entered into a new term redeemable securities contract.

The new term redeemable securities contract was utilized to refinance certain of the assets that were previously financed with the maturing credit facility and original term redeemable securities contract. The new term redeemable securities contract, which allows for a maximum financing of $75 million, is recourse to the Company. The new contract has a two-year term with an automatic one-year amortizing extension option, if not otherwise extended. The Company incurred an initial commitment fee of $750,000 upon the signing of the new contract and the Company pays interest at specified rates over LIBOR. The new contract contains customary representations and

                      Capital Trust, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)


warranties, covenants and conditions and events of default. The Company has no outstanding borrowings at June 30, 2002 on the new contract.

An affiliate of the counterparty to the new term redeemable securities contract is also a party to an interest rate swap agreement with the Company providing a hedge for interest rate risk on the BB CMBS Portfolio. This agreement had a mutual put option for the value of the hedge exercisable in February 2002. This mutual put has been extended for an additional three years to February 2005. The notional values of the swap, $137,812,000 at December 31, 2001, increased under the terms of the original swap agreement to $169,090,000 in February 2002.

8.    Derivative Financial Instruments

The following table summarizes the notional value and fair value of the Company's derivative financial instruments, principally swap contracts at June 30, 2002. The notional value provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit or interest rate market risks.


                                                   Interest
Hedge          Type           Notional Value         Rate        Maturity       Fair Value
--------  -----------------  ----------------     -----------    --------       ------------
Swap      Fair Value Hedge    $169,090,000          6.045%         2009         $(12,967,000)
Swap      Cash Flow Hedge       11,250,000          6.580%         2006           (1,057,000)
Swap      Cash Flow Hedge       37,125,000          5.905%         2008           (2,673,000)
Swap      Cash Flow Hedge       18,547,000          6.035%         2003             (843,000)
Cap       Cash Flow Hedge       18,750,000         11.250%         2007               40,000


On June 30, 2002, the derivative financial instruments were reported at their fair value as other assets and interest rate hedge liabilities of $40,000 and $17,540,000, respectively.

During the six months ended June 30, 2002, the Company recognized a loss of $42,000 for the change in time value for qualifying interest rate hedges. The time value is a component of fair value that must be recognized in earnings, and is shown in the consolidated statement of operations as an offset to the unrealized gain on derivative securities.

The fair value hedge in the above table was undertaken by the Company to sustain the value of its CMBS holdings. This fair value hedge, when viewed in conjunction with the fair value of the securities, is sustaining the value of those securities as interest rates rise and fall. In conjunction with the sale of the CMBS previously discussed in Note 4, in order to maintain the effectiveness of the hedge, the Company reduced the maturity of the fair value hedge from December 2014 to November 2009 and recognized a realized gain for the payments received totaling $940,000. During the six months ended June 30, 2002, the Company recognized a loss of $5,578,000 for the decrease in the value of the swap which was substantially offset by a gain of $5,193,000 for the change in the fair value of the securities attributed to the hedged risk resulting in a $385,000 unrealized loss on derivative securities on the consolidated statement of operations.

The Company utilizes cash flow hedges in order to better control interest costs on variable rate debt transactions. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are considered cash flow hedges. During the six months ended June 30, 2002, the fair value of the cash flow swaps decreased by $1,036,000, which was recorded as an increase in accumulated other comprehensive loss and will be released to earnings over the remaining lives of the swaps.

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with the timing of when the hedged items are also recognized in earnings. Within the next twelve months, the Company estimates that $2.6 million currently held in accumulated other comprehensive loss will be reclassified to earnings, with regard to the cash flow hedges.

                      Capital Trust, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)

9.   Earnings Per Share

The following table sets forth the calculation of Basic and Diluted EPS for the six months ended June 30, 2002 and 2001:


                                      Six Months Ended June 30, 2002          Six Months Ended June 30, 2001
                                   -------------------------------------   --------------------------------------------
                                                                 Per Share                                   Per Share
                                     Net Income      Shares        Amount        Net Income     Shares         Amount
                                   ------------  ------------    -----------   ------------    -----------  -----------
Basic EPS:
  Net earnings per share of
   Common Stock                     $2,690,000    18,650,948       $ 0.14        $3,870,000    21,287,992     $ 0.18
                                                                  =========                                  ========

Effect of Dilutive Securities
  Options outstanding for the
   purchase of Common Stock              --          87,548                            --          69,353
  Warrants outstanding for the
   purchase of Common Stock              --         294,607                            --         110,766
  Future commitments for share unit
   awards for the issuance of Class
   A Common Stock                        --            --                              --         100,000
  Convertible Trust Preferred
   Securities exchangeable for
   shares of Common Stock                --            --                         2,060,000    12,820,513
  Convertible Preferred Stock            --            --                           529,000     4,581,731
                                   ------------  ------------                   ------------  ------------

Diluted EPS:
  Net earnings per share of
   Common Stock and Assumed
   Conversions                      $2,690,000    19,033,103       $ 0.14        $6,459,000    38,970,355     $ 0.17
                                   ============  ============     =========     ============  ============   ========


The following table sets forth the calculation of Basic and Diluted EPS for the three months ended June 30, 2002 and 2001:


                                             Three Months Ended                      Three Months Ended
                                               June 30, 2002                              June 30, 2001
                                   -----------------------------------------   -----------------------------------------
                                                                 Per Share                                   Per Share
                                     Net Income      Shares        Amount        Net Income     Shares         Amount
                                   ------------  ------------    -----------   ------------    -----------   -----------
Basic EPS:
  Net earnings per share of
   Common Stock                     $1,117,000    18,493,658       $ 0.06         $2,550,000   20,351,232     $ 0.13
                                                                 ==========                                  ========

Effect of Dilutive Securities
  Options outstanding for the
   purchase of Common Stock             --            62,532                            --        112,572
  Warrants outstanding for the
   purchase of Common Stock             --             --                               --        491,286
  Future commitments for share unit
   awards for the issuance of Class
   A Common Stock                       --             --                               --        100,000
  Convertible Trust Preferred
   Securities exchangeable for
   shares of Common Stock               --             --                          1,030,000   12,820,513
  Convertible Preferred Stock           --             --                            125,000    2,861,740
                                   ------------  ------------                  -------------- ------------   --------
Diluted EPS:
  Net earnings per share of
   Common Stock and Assumed
   Conversions                      $1,117,000    18,556,190       $ 0.06         $3,705,000   36,737,343     $ 0.10
                                   ============  ============    ==========    ============== ============   ========


                      Capital Trust, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)


10.  Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes for the six months ended June 30, 2002 and 2001 is comprised as follows (in thousands):

                                            2002        2001
                                         ----------- -----------
     Current
       Federal                             $4,554      $4,877
       State                                1,388       1,764
       Local                                1,466       1,593
     Deferred
       Federal                               (203)       (439)
       State                                  (57)       (151)
       Local                                  (62)       (137)
                                         ----------- -----------
     Provision for income taxes            $7,086      $7,507
                                         =========== ===========

The reconciliation of income tax computed at the U.S. federal statutory tax rate (35%) to the effective income tax rate for the six months ended June 30, 2002 and 2001 are as follows (in thousands):


                                                   2002               2001
                                             ----------------- --------------------
                                                   $        %         $        %
                                             -------- -------- --------- ----------
  Federal income tax at statutory rate       $5,003     35.0%   $5,651     35.0%
  State and local taxes, net of federal tax
     benefit                                  1,778     12.4%    1,994     12.4%
  Utilization of net operating loss
    carryforwards                              (245)    (1.7)%    (245)    (1.5)%
  Compensation in excess of deductible
     limits                                     378      2.7%      132      0.8%
  Other                                         172      1.2%      (25)    (0.2)%
                                             -------- -------- --------- ----------
                                             $7,086     49.6%   $7,507     46.5%
                                             ======== ======== ========= ==========


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes.

The components of the net deferred tax assets as of June 30, 2002 and December 31, 2001 are as follows (in thousands):

                                        June 30,       December 31,
                                          2002             2001
                                      --------------   --------------
  Net operating loss carryforward       $   5,149        $   5,394
  Reserves on other  assets and for
     possible credit losses                 6,909            6,340
  Other                                     3,028            2,434
                                      --------------   --------------
  Deferred tax assets                      15,086           14,168
  Valuation allowance                      (5,001)          (4,405)
                                      --------------   --------------
                                        $  10,085        $   9,763
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

                      Capital Trust, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)


11.   Employee Benefit Plans

1997 Long-Term Incentive Stock Plan

During the six months ended June 30, 2002, the Company issued an aggregate of 242,000 options to acquire shares of Class A Common Stock with an exercise price of $5.30 per share (the fair market value based on reported trading price on the date of the grant).

The Company also issued 75,472 restricted shares of Class A Common Stock which vest one third on each of the following dates: February 1, 2003, February 1, 2004 and February 1, 2005. The Company also canceled 52,083 shares of performance based restricted stock which were granted in 1999.

The following table summarizes the option activity under the incentive stock plan for the quarter ended June 30, 2002:


                                                                      Weighted
                                    Options      Exercise Price   Average Exercise
                                  Outstanding      per Share       Price per Share
                                  ------------- ----------------- ----------------
  Outstanding at January 1, 2002    1,731,667     $4.125 - $10.00      $ 6.42
    Granted in 2002                   242,000          $5.30             5.30
    Exercised in 2002                    --             --                --
    Canceled in 2002                  (50,334)    $4.125 - $5.30         5.00
                                  -------------                   -------------
  Outstanding at June 30, 2002      1,923,333     $4.125 - $10.00      $ 6.32
                                  =============                   =============

At June 30, 2002, 1,306,485 of the options are exercisable. At June 30, 2002, the outstanding options have various remaining contractual exercise periods ranging from 5.04 to 9.60 years with a weighted average life of 6.98 years.

12.   Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on the Company's outstanding debt and Convertible Preferred Trust Securities during the six months ended June 30, 2002 and 2001 was $13,349,000 and $16,944,000, respectively. Income taxes paid by the Company during the six months ended June 30, 2002 and 2001 was $7,075,000 and $6,537,000, respectively.

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

Balance Sheet Portfolio Developments and Contributions to Funds
---------------------------------------------------------------

On February 28, 2002, the Company's $355 million credit facility matured and the term redeemable securities contract became due and settled, upon which events the Company entered into a new term redeemable securities contract and two new repurchase obligations.

The new term redeemable securities contract was utilized to refinance certain of the assets that were previously financed with the maturing credit facility and original term redeemable securities contract. The new contract, which allows for a maximum financing of $75 million, is recourse to the Company and has a two-year term with an automatic one-year amortizing extension option, if not otherwise extended. The Company incurred an initial commitment fee of $750,000 upon the signing of the new contract and the Company pays interest at specified rates over LIBOR. The new contract contains customary representations and warranties, covenants and conditions and events of default.

An affiliate of the counterparty to the new term redeemable securities contract is also a party to an interest rate swap agreement with the Company for the full duration of a CMBS portfolio purchased from an affiliate of the counterparty, thereby providing a hedge for interest rate risk. This agreement had a mutual put option for the value of the hedge exercisable in February 2002. This mutual put has been extended for an additional three years to February 2005. The notional values of the swap, $137,812,000 at December 31, 2001, increased under the terms of the original swap agreement to $169,090,000 in February 2002. In conjunction with a sale of CMBS in June 2002, in order to maintain the effectiveness of the hedge, the Company reduced the maturity of the fair value hedge from December 2014 to November 2009 and received payments totalling $940,000.

One of the new repurchase obligations, with a AAA-rated counterparty, was utilized to refinance CMBS securities that were previously financed with a maturing credit facility and original term redeemable securities contract. At June 30, 2002, the Company sold CMBS assets with a book and market value of $97,704,000 and has a liability, representing the obligation, to repurchase these assets for $61,281,000 that is non-recourse to the Company. This repurchase obligation has a one year term and the liability balance bears interest at specified rates over LIBOR based upon the credit rating of each asset included in the obligation.

The second new repurchase agreement, with a securities dealer, was also utilized to refinance CMBS securities that were previously financed with a maturing credit facility and original term redeemable securities contract. At June 30, 2002, the Company sold CMBS assets with a book and market value of $31,077,000 and has a liability, representing the obligation, to repurchase these assets for $19,597,000 that is non-recourse to the Company. This repurchase obligation has a 30-day rolling term and the liability balance bears interest at specified rates over LIBOR based upon the credit rating of each asset included in the obligation.

In the quarter ended March 31, 2002, to remain in compliance with the Investment Company Act of 1940, as amended, the Company purchased $40.0 million of Federal Home Loan Mortgage Corporation Gold fixed rate whole pool mortgage-backed securities. To finance this purchase, the Company entered into a repurchase obligation that currently matures in August 2002 and is expected to be extended monthly thereafter. In total, the Company sold four Federal Home Loan Mortgage Corporation Gold fixed rate securities with a market value of $101.7 million at June 30, 2002 and the Company has a liability, representing the obligation, to repurchase these assets for $97.5 million.

The average interest rate in effect for the repurchase obligations outstanding at June 30, 2002 was 2.35%. The Company expects to enter or has entered into new repurchase obligations at their maturity.

The Company analyzes its investments and will adjust their levels when and if required for Investment Company Act compliance purposes. In conjunction with this analysis and due to favorable market conditions, in June 2002, the Company sold three Federal Home Loan Mortgage Corporation Gold fixed rate whole pool mortgage-backed securities due September 1, 2031 with an amortized cost of $75,006,000 and completed three sales of CMBS in two issues with a basis of $31,012,000. The Company recognized a net realized gain of $711,000 in conjunction with these sales. The Company also received full payment of three other CMBS issues that it held with a face value of $36.5 million.

Since December 31, 2001, consistent with its transition from the balance sheet lending to the investment management business, the Company has not originated or purchased any new loans and has no future commitments under any existing loans. The Company received full satisfaction of two loans totaling $75.5 million and partial repayments on five loans totaling $31.9 million. At June 30, 2002, the Company had outstanding loans totaling approximately $154.2 million.

The Company's investment in Fund I at June 30, 2002 is $17.9 million. Since December 31, 2001, the Company has not made any equity contributions to Fund I and has received $4,348,000 as a return of equity. The Company has capitalized costs of $4,752,000 that are being amortized over the anticipated lives of the Funds. As of June 30, 2002, Fund I has outstanding loans and investments totaling $115.4 million, all of which are performing in accordance with the terms of their agreements except for one loan for $26.0 million which is in default and for which, beginning June 30, 2001, the accrual of interest was suspended. In March 2002, Fund I established a specific reserve of $13 million for this loan.

Since December 31, 2001, the Company has made equity contributions to Fund II of $3.8 million and equity contributions to Fund II's general partner of $700,000. The Company's remaining equity commitment to Fund II and its general partner is $38.0 million. The Company has capitalized costs of $3.8 million relating to the formation of Fund II that are being amortized over the anticipated lives of the Funds. The Company's investment in Fund II and its general partner at June 30, 2002 is $17.8 million. As of June 30, 2002, Fund II has outstanding loans and investments totaling $669.1 million, all of which are performing in accordance with the terms of their agreements.

Results of Operations for the Three and Six months Ended June 30, 2002 and 2001
-------------------------------------------------------------------------------

The Company reported net income allocable to shares of Common Stock of $2,690,000 for the six months ended June 30, 2002, a decrease of $1,180,000 from the net income allocable to shares of Common Stock of $3,870,000 for the six months ended June 30, 2001. This decrease was primarily the result of decreased net interest income from loans and other investments as the Company continues its transition to the investment management business offset by a recapture of the allowance for possible credit losses. The Company reported net income allocable to shares of Common Stock of $1,117,000 for the three months ended June 30, 2002, a decrease of $1,433,000, from the net income allocable to shares of Common Stock of $2,550,000 for the three months ended June 30, 2001. This decrease was primarily the result of decreased net interest income from loans and other investments and an increase in the unrealized loss on derivative securities offset by increased management and advisory fees from funds, a net gain on sale of investments and reduced maturity of fair value hedge and reduced general and administrative expenses. The Company expects additional reductions in interest and related income due to decreases in leveraged interest earning assets that may not be offset by increased income from investment management operations.

Interest and related income from loans and other investments amounted to $26,955,000 for the six months ended June 30, 2002, a decrease of $7,802,000 from the $34,757,000 amount for the six months ended June 30, 2001. Average interest earning assets decreased from approximately $574.6 million for the six months ended June 30, 2001 to approximately $536.3 million for the six months ended June 30, 2002. The average interest rate earned on such assets decreased due to a decrease in the average LIBOR rate from 4.91% for the six months ended June 30, 2001 to 1.85% for the six months ended June 30, 2002 for the assets earning interest based upon a variable rate. Also, for the six months June 30, 2002, the Company had an average of $154.0 million of fixed rate available-for-sale securities that were earning an average interest rate of 6.37%. The Company only had an average of $1.6 million of available-for-sale securities outstanding during the six months ended June 30, 2001.

Interest and related income from loans and other investments amounted to $12,969,000 for the three months ended June 30, 2002, a decrease of $3,875,000 from the $16,844,000 amount for the three months ended June 30, 2001. Average interest earning assets decreased from approximately $555.1 million for the three months ended June 30, 2001 to approximately $510.0 million for the three months ended June 30, 2002. The average interest rate earned on such assets decreased due to a decrease in the average LIBOR rate from 4.27% for the three months ended June 30, 2001 to 1.85% for the three months ended June 30, 2002 for the assets earning interest based upon a variable rate. Also, for the three months ended June 30, 2002, the Company had an average of $156.9 million of fixed rate available-for-sale securities that were earning an average interest rate of 6.70%. The Company only had an average of $3.2 million of available-for-sale securities outstanding during the three months ended June 30, 2001.

Interest and related expenses amounted to $10,263,000 for the six months ended June 30, 2002, a decrease of $3,754,000 from the $14,017,000 amount for the six months ended June 30, 2001. The decrease in expense was due to a decrease in the average rate paid on interest bearing liabilities from 9.0% for the six months ended June

30, 2001 to 6.7% for the six months ended June 30, 2002 and a decrease in the amount of average interest bearing liabilities outstanding from approximately $311.9 million for the six months ended June 30, 2001 to approximately $307.7 million for the six months ended June 30, 2002. The decrease in the average rate is substantially due to the decrease in the average LIBOR rate and increased net payments on swap contracts.

Interest and related expenses amounted to $4,614,000 for the three months ended June 30, 2002, a decrease of $2,149,000 from the $6,763,000 amount for the three months ended June 30, 2001. The decrease in expense was due to a decrease in the average rate paid on interest bearing liabilities from 8.9% for the three months ended June 30, 2001 to 6.5% for the three months ended June 30, 2002, and a decrease in the amount of average interest bearing liabilities outstanding from approximately $306.0 million for the three months ended June 30, 2001 to approximately $284.8 million for the three months ended June 30, 2002. Again, the decrease in the average rate is substantially due to the decrease in the average LIBOR rate and increased net payments on swap contracts.

In addition, the Company also utilized proceeds from the $150.0 million of Convertible Trust Preferred Securities, which were issued on July 28, 1998 to finance its interest earning assets. On April 1, 2002, in accordance with the terms of the securities, the blended rate on such securities increased from 10.16% to 11.21%.

During the six months ended June 30, 2002 and 2001, the Company recognized $4,517,000 and $4,240,000, respectively, of net expenses related to the Convertible Trust Preferred Securities. This amount consisted of distributions to the holders totaling $8,012,000 and $7,619,000, respectively, and amortization of discount and origination costs totaling $399,000 and $399,000, respectively, during the six months ended June 30, 2002 and 2001. This was partially offset by a tax benefit of $3,894,000 and $3,778,000 during the six months ended June 30, 2002 and 2001, respectively.

During the three months ended June 30, 2002 and 2001, the Company recognized $2,364,000 and $2,120,000, respectively, of net expenses related to the Convertible Trust Preferred Securities. This amount consisted of distributions to the holders totaling $4,203,000 and $3,809,000, respectively, and amortization of discount and origination costs totaling $200,000 and $200,000, respectively, during the three months ended June 30, 2002 and 2001. This was partially offset by a tax benefit of $2,039,000 and $1,889,000 during the three months ended June 30, 2002 and 2001, respectively.

During the six months ended June 30, 2002, other revenues increased $889,000 to $5,161,000 from $4,272,000 in the same period of 2001. During the six months ended June 30, 2002, the Company sold investments and reduced the maturity of its fair value hedge, which resulted in a gain of $1,651,000. The Company also received the increased revenue from Fund II (management and advisory income in addition to the return on investment in the fund), which began operations in the second quarter of 2001. Fund I increased its allowance for possible credit losses by establishing a specific reserve for the non-performing loan it is carrying. The loss from equity investments in Funds is primarily due to this additional expense.

During the three months ended June 30, 2002, other revenues increased $2,256,000 to $5,261,000 from $3,005,000 in the same period of 2001. During the quarter ended June 30, 2002, the Company received increased revenue from Fund II (management and advisory income in addition to the return on investment in the fund), which began operations in the second quarter of 2001. This increase in income was substantially enhanced by the investment sales and the reduction in the maturity of the fair value hedge that resulted in the $1,651,000 gain as discussed above.

As previously disclosed, the Company will not generally invest in Mezzanine Loans for its own balance sheet as Fund II (to which it has a remaining $38.0 million equity commitment) is the principal vehicle through which the Company invests in loans and investments in accordance with the Company's current
investment   program.  If  the  amount  of  the  Company's  maturing  loans  and investments increase significantly before the excess capital generated thereby is invested in Fund II or other funds, or is otherwise accretively deployed, the Company may experience shortfalls in revenues and lower earnings until offsetting revenues are derived from funds under management and other sources.

General and administrative expenses remained relatively consistent amounting to $7,408,000 for the six months ended June 30, 2002 versus $7,775,000 for the six months ended June 30, 2001. The decrease is due to the elimination of compensation related to stock units awarded in 1998, which were accrued and expensed through 2001, and reduced legal fees offset by an increase in the bonus compensation accrual from that of the previous year. General and administrative expenses totaled $3,479,000 for the three months ended June 30, 2002 versus $4,117,000 for the three months ended June 30, 2001. The decrease is due to the elimination of compensation related to stock units awarded in 1998 and reduced legal fees. The Company employed an average of 27 employees during the six months ended June 30, 2002 verses an average of 25 employees during the six months ended June 30, 2001. The Company had 26 full-time employees and one part-time employee at June 30, 2002.

During the six months ended June 30, 2002, the Company recaptured $2,963,000 of its previously established allowance for possible credit losses. The Company deemed this recapture necessary due to the substantial reduction in the loan portfolio and a general reduction in the risk of the loans remaining defaulting based upon current conditions. After the recapture, the Company believes that the reserve is adequate based on the existing loans in the balance sheet portfolio.

For the six months ended June 30, 2002 and 2001, the Company accrued income tax expense of $7,086,000 and $7,507,000, respectively, for federal, state and local income taxes. The increase (from 46.5% to 49.6%) in the effective tax rate was primarily due to higher levels of compensation in excess of deductible limits in the current year.

Until the repurchase of the preferred stock by the Company, dividends accrued on these shares at a rate of 9.5% per annum on a per share price of $2.69. In 2001, the remaining shares of Preferred Stock were repurchased thereby eliminating the dividend requirement for 2002.

Liquidity and Capital Resources
-------------------------------

At June 30, 2002, the Company had $15,692,000 in cash. The primary sources of liquidity for the Company for the remainder of 2002 will be cash on hand, cash generated from operations, principal and interest payments received on loans and investments (including loan repayments and the return of capital from Fund I), and additional borrowings under the Company's credit facility and its term redeemable securities contract. The Company believes that these sources of capital will adequately meet future cash requirements. The Company expects that during 2002, it will use a significant amount of its available capital resources to satisfy its capital contributions required in connection with its remaining $38.0 million equity commitment to Fund II. The Company intends to continue to employ leverage on its existing balance sheet assets to enhance its return on equity.

The Company experienced a net increase in cash of $4,041,000 for the six months ended June 30, 2002 compared to a decrease of $27,228,000 for the six months ended June 30, 2001. Cash provided by operating activities during the six months ended June 30, 2002 was $5,786,000, compared to $8,433,000 provided during the same period of 2001. For the six months ended June 30, 2002, cash provided by investing activities was $229,850,000, compared to $504,000 used during the same period in 2001. This change was primarily due to an increase in the level of repayments received on loans receivable and sales of CMBS and available for sale securities. The Company utilized the cash received on loan repayments and sales of CMBS and available-for-sale securities to reduce borrowings under its credit facilities, accounting for the majority of the $115,598,000 change in the net cash used in financing activities from $115,997,000 in the six months ended June 30, 2001 to the $231,595,000 in the same period of 2002.

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

At June 30, 2002, the Company was party to a credit facility with a commercial lender that provides for $100 million of credit. The line of credit matured in July 2002 and was extended for an additional year and has an automatic nine-month amortizing extension option, if not otherwise extended. At June 30, 2002, the Company had no outstanding borrowings under the credit facility. The decrease in the amount outstanding under the credit facilities from the amount outstanding at June 30, 2001 was due to the use of cash received on loan repayments and sales of CMBS and available-for-sale securities to pay down the credit facility. The $100 million credit facility provides the Company with adequate liquidity for its short-term needs.

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

At June 30, 2002, the Company also has one outstanding note payable for $500,000, no outstanding borrowings on its $75 million term redeemable securities contract and outstanding repurchase obligations of $178,392,000. In connection with the maturity of the credit facility and the term redeemable securities contract that matured and became due in February 2002, the Company entered into a new term redeemable securities contract with the same counterparty, which allows for a maximum financing of $75 million. The new term redeemable securities contract has a two-year term with an automatic one-year amortizing extension option, if not otherwise extended. The Company also entered into two new repurchase obligations with new counterparties to refinance the remaining assets financed under the original term redeemable securities contract in February 2002.

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

Distributions on the Convertible Trust Preferred Securities are payable quarterly in arrears on each calendar quarter-end and correspond to the payments of interest made on the Debentures, the sole assets of the Trust. Distributions are payable only to the extent payments are made in respect to the Debentures. The Convertible Trust Preferred Securities initially bear a blended coupon rate of 10.16% per annum, which increased to 11.21% on April 1, 2002 and which rate will vary as the proportion of the outstanding Convertible Amount to the outstanding Non-Convertible Amount changes and will step up in accordance with the coupon rate step up terms applicable to the Convertible Amount and the Non-Convertible Amount.

The Convertible Amount had a coupon rate of 8.25% per annum through June 30, 2002 and was subject to an increase on April 1, 2002 to the greater of (i) 10.00% per annum, increasing by 0.75% on October 1, 2004 and on each October 1 thereafter or (ii) a percentage per annum equal to the quarterly dividend paid on a share of Class A Common Stock multiplied by four and divided by $7.00. The Convertible Amount is convertible into shares of Class A Common Stock, in increments of $1,000 in liquidation amount, at a conversion price of $7.00 per share. The Convertible Amount is redeemable by the Company, in whole or in part, on or after September 30, 2004. The Non-Convertible Amount bears a coupon rate of 13.00% per annum through September 30, 2004, increasing by 0.75% on October 1, 2004 and on each October 1 thereafter. The Non-Convertible Amount is redeemable by the Company, in whole or in part, at any time.

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

Important factors that the Company believes might cause actual results to differ from any results expressed or implied by these forward-looking statements are discussed in the cautionary statements contained in Exhibit 99.3 to this Form 10-Q (filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K, filed on April 1, 2002), which are incorporated herein by reference. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

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

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates at June 30, 2002. For financial assets and debt obligations, the table presents cash flows to the expected maturity and weighted-average interest rates based upon the current carrying values. For interest rate swaps, the table presents notional amounts and weighted-average fixed pay and variable receive interest rates by
contractual  maturity  dates.   Notional  amounts  are  used  to  calculate  the
contractual cash flows to be exchanged under the contract. Weighted-average variable rates are based on rates in effect as of the reporting date.


                                              Expected Maturity Dates
                                   -----------------------------------------------------------------------------
                                        2002      2003      2004      2005      2006      Thereafter     Total     Fair Value
                                        ----      ----      ----      ----      ----      ----------     -----     ----------
                                                                     (dollars in thousands)
Assets:

Available-for sale securities
   Fixed Rate                       $  6,774   $  19,762  $ 22,799  $ 16,449  $ 11,101 $ 22,795        $ 99,680    $101,690
    Average interest rate              6.12%       6.12%     6.12%     6.12%     6.12%    6.12%           6.12%

CMBS
   Fixed Rate                           --        --        --        --      $  7,811 $201,159        $208,970    $155,559
    Average interest rate               --        --        --        --        11.47%   12.01%          11.98%

Loans receivable
   Fixed Rate                           --        --        --        --        --     $ 88,951        $ 88,951    $ 92,557
    Average interest rate               --        --        --        --        --       10.97%          10.97%
   Variable Rate                    $ 16,685   $  10,417  $ 15,364  $ 15,167  $    667 $  6,555        $ 64,85$    $ 58,112
     Average interest rate            10.72%      10.65%     5.06%     7.96%     7.37%    7.37%           8.35%


Liabilities:

Repurchase obligations
   Variable Rate                    $117,111   $   61,28    --        --        --       --            $178,392    $178,392
    Average interest rate              2.03%       2.97%    --        --        --       --              2.35%

Convertible Trust
 Preferred Securities
   Fixed Rate                           --        --        --      $150,000    --       --            $150,000    $148,340
    Average interest rate               --        --        --        11.27%    --       --              11.27%

Interest rate swaps
   Notional amounts                     --        18,547    --      $169,090    --     $ 48,375        $204,734    $(17,540)
   Average fixed pay rate               --         6.04%    --         6.05%    --        6.06%           6.05%
   Average variable
   receive rate                         --         1.84%    --         1.84%    --        1.84%           1.84%


                           PART II. OTHER INFORMATION



ITEM 1:  Legal Proceedings

                  None


ITEM 2:  Changes in Securities

                  None


ITEM 3:  Defaults Upon Senior Securities

                  None


ITEM 4:  Submission of Matters to a Vote of Security Holders

    (a).    The Company held its 2001 annual meeting of  stockholders  on June
            5, 2002.

   (b) and (c).   Stockholders acted on the following proposals:

                  1. To elect twelve directors (identified in the table below) to serve until the next annual meeting of stockholders or until such directors' successors are elected and shall have been duly qualified ("Proposal 1"); and

                  2. To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2002 ("Proposal 2").

     The following table sets forth the number of votes in favor, the number of votes opposed, the number of abstentions (or votes withheld in the case of the election of directors) and broker non-votes with respect to each of the foregoing proposals.


     Proposal       Votes in Favor  Votes Opposed  Abstentions      Broker
                                                    (Withheld)    Non-Votes
Proposal 1
  Samuel Zell         11,786,653         --          45,897          --
  Jeffrey A. Altman   11,663,323         --         169,227          --
  Thomas E.Dobrowski  11,786,653         --          45,897          --
  Martin L. Edelman   11,663,323         --          45,897          --
  Gary R. Garrabrant  11,786,653         --          45,897          --
  Craig M. Hatkoff    11,786,653         --          45,897          --
  John R. Klopp       11,521,538         --         311,012          --
  Susan M. Lewis      11,786,653         --          45,897          --
  Sheli Z. Rosenberg  11,663,323         --         169,227          --
  Steven Roth         11,786,653         --          45,897          --
  Lynne B. Sagalyn    11,663,323         --         169,227          --
  Michael D. Watson   11,786,653         --          45,897          --


Proposal 2            11,804,409        14,286       13,855          --

ITEM 5:  Other Information

                  None

ITEM 6:  Exhibits and Reports on Form 8-K

(a)   Exhibits

   Statements regarding computation of earnings (loss) per share

      11.1  Statements  regarding   Computation  of  Earnings  per  Share  (Data
            required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 9 to the consolidated financial statements contained in this report).

      99.1  Certification  of Chief  Executive  Officer  Pursuant  to 18  U.S.C.
            Section   1350,   as  Adopted   Pursuant   to  Section  906  of  the
            Sarbanes-Oxley Act of 2002.

      99.2  Certification  of Chief  Financial  Officer  Pursuant  to 18  U.S.C.
            Section   1350,   as  Adopted   Pursuant   to  Section  906  of  the
            Sarbanes-Oxley Act of 2002.

      99.3 Risk Factors (filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K, filed on April 1, 2002 and incorporated herein by reference).

    (b) Reports on Form 8-K

      During the fiscal quarter ended June 30, 2002, the Company filed the following Current Reports on Form 8-K:

                  None

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CAPITAL TRUST, INC.



August 14, 2002                                 /s/ John R. Klopp
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