Form 10-Q
period 2002-09-30
CAPITAL TRUST INC
filed 2002-11-12
CIK 1061630

To be filed with the Securities and Exchange Commission on November 12, 2002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
                               ------------------

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

Yes[X]    No[   ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of outstanding shares of the Registrant's Class A Common Stock, par value $0.01 per share ("Class A Common Stock"), as of November 11, 2002 was 16,515,133.

                               CAPITAL TRUST, INC.
                                      INDEX

Part I.       Financial Information


              Item 1:      Financial Statements                                                          1

                      Consolidated Balance Sheets - September 30, 2002
                        (unaudited) and December 31, 2001 (audited)                                      1

                      Consolidated Statements of Income - Three and nine
                        months Ended September 30, 2002 and 2001
                        (unaudited)                                                                      2

                      Consolidated Statements of Changes in Stockholders'
                        Equity - Nine months Ended
                        September 30, 2002 and 2001 (unaudited)                                          3

                      Consolidated Statements of Cash Flows - Nine months
                        Ended September 30, 2002 and 2001
                        (unaudited)                                                                      4

                      Notes to Consolidated Financial Statements (unaudited)                             5

              Item 2:      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                          13

              Item 3:      Quantitative and Qualitative Disclosures about
                           Market Risk                                                                  19

              Item 4:      Controls and Procedures                                                      20




Part II.      Other Information

              Item 1:      Legal Proceedings                                                            21

              Item 2:      Changes in Securities                                                        21

              Item 3:      Defaults Upon Senior Securities                                              21

              Item 4:      Submission of Matters to a Vote of Security Holders                          21

              Item 5:      Other Information                                                            21

              Item 6:      Exhibits and Reports on Form 8-K                                             21

              Signatures                                                                                22

              Certifications                                                                            23



                      Capital Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    September 30, 2002 and December 31, 2001
                                 (in thousands)



                                                                                        September 30,             December 31,
                                                                                     --------------------      --------------------
                                                                                            2002                      2001
                                                                                     --------------------      --------------------
                                                                                         (Unaudited)                (Audited)
                                         Assets
  Cash and cash equivalents                                                            $        8,731            $       11,651
  Available-for-sale securities, at fair value                                                 87,390                   152,789
  Commercial mortgage-backed securities available-for-sale, at fair value                     157,904                   210,268
  Loans receivable, net of $10,732 and $13,695 reserve for possible credit
     losses at September 30, 2002 and December 31, 2001, respectively                         135,940                   248,088
  Equity investment in CT Mezzanine Partners I LLC ("Fund I"), CT Mezzanine
     Partners II LP ("Fund II") and CT MP II LLC ("Fund II GP") (together "Funds")             33,530                    38,229
  Deposits and other receivables                                                                  471                     1,192
  Accrued interest receivable                                                                   4,358                     4,614
  Deferred income taxes                                                                        10,027                     9,763
  Prepaid and other assets                                                                      2,045                     2,206
                                                                                     --------------------      --------------------
Total assets                                                                           $      440,396            $      678,800
                                                                                     ====================      ====================




Liabilities:
  Accounts payable and accrued expenses                                                $        7,755            $        9,842
  Notes payable                                                                                  --                         977
  Credit facilities                                                                            35,000                   121,211
  Term redeemable securities contract                                                            --                     137,132
  Repurchase obligations                                                                      172,757                   147,880
  Deferred origination fees and other revenue                                                   1,885                     1,202
  Interest rate hedge liabilities                                                              32,799                     9,987
                                                                                     --------------------      --------------------
Total liabilities                                                                             250,196                   428,231
                                                                                     --------------------      --------------------

Company-obligated, mandatory redeemable, convertible trust preferred securities of
   CT Convertible Trust I, holding $89,742 of convertible 10.00% junior subordinated debentures at September 30, 2002 and December 31, 2001 and $60,258 of non-
   convertible 13.00% junior subordinated debentures of Capital Trust, Inc. at
   December 31, 2001 ("Convertible Trust Preferred Securities")                                88,869                   147,941
                                                                                     --------------------      --------------------

Stockholders' equity:
  Class A common stock, $0.01 par value ("Class A Common Stock"), 100,000 shares authorized, 17,912 and 18,332 shares issued and outstanding at
     September 30, 2002 and December 31, 2001, respectively                                      179                       183
  Restricted Class A Common Stock, $0.01 par value, 300 and 396 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively
     ("Restricted Class A Common Stock" and together with Class A Common
     Stock, "Common Stock")                                                                        3                         4
  Additional paid-in capital                                                                 134,411                   136,805
  Unearned compensation                                                                         (479)                     (583)
  Accumulated other comprehensive loss                                                       (33,154)                  (29,909)
  Retained earnings / (accumulated deficit)                                                      371                    (3,872)
                                                                                     --------------------      --------------------
Total stockholders' equity                                                                   101,331                   102,628
                                                                                     --------------------      --------------------

Total liabilities and stockholders' equity                                            $      440,396            $      678,800
                                                                                     ====================      ====================


     See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                        Consolidated Statements of Income
             Three and Nine months Ended September 30, 2002 and 2001
                      (in thousands, except per share data)
                                   (unaudited)


                                                                  Three Months Ended                     Nine Months Ended
                                                                     September 30,                         September 30,
                                                         ---------------------------------  -----------------------------------
                                                               2002              2001             2002              2001
                                                         --------------    ---------------  ---------------   -----------------
Income from loans and other investments:
   Interest and related income                             $    11,036       $    16,985      $    37,991       $    51,742
   Less: Interest and related expenses                           3,757             5,708           14,020            19,725
                                                         --------------    ---------------  ---------------   -----------------
     Income from loans and other investments, net                7,279            11,277           23,971            32,017
                                                         --------------    ---------------  ---------------   -----------------

Other revenues:
   Management and advisory fees from Funds                       2,548             3,118            7,624             5,118
   Income/(loss) from equity investments in Funds                1,156               554             (618)            2,422
   Advisory and investment banking fees                          2,057                75            2,207               202
   Net gain on sales of investments and reduced maturity
    of fair value hedge                                            --                --             1,651             --
   Other interest income                                            46                92              104               369
                                                         --------------    ---------------  ---------------   -----------------
     Total other revenues                                        5,807             3,839           10,968             8,111
                                                         --------------    ---------------  ---------------   -----------------

 Other expenses:
   General and administrative                                    3,982             3,991           11,390            11,766
   Other interest expense                                          --                 22               23                87
   Depreciation and amortization                                   248               239              744               625
   Net unrealized loss on derivative securities and
    corresponding hedged risk on CMBS securities                   180             1,367            2,776             1,259
   Provision for/(recapture of) allowance for possible
    credit losses                                                   --               --            (2,963)              748
                                                         --------------    ---------------  ---------------   -----------------
     Total other expenses                                        4,410             5,619           11,970            14,485
                                                         --------------    ---------------  ---------------   -----------------

Income before income taxes and distributions and
   amortization on Convertible Trust Preferred Securities        8,676             9,497           22,969            25,643
    Provision for income taxes                                   4,454             4,479           11,540            11,986
                                                         --------------    ---------------  ---------------   -----------------

Income before distributions and amortization on
   Convertible Trust Preferred Securities                        4,222             5,018           11,429            13,657
    Distributions and amortization on Convertible Trust
     Preferred Securities, net of income tax benefit of
       $2,301 and $1,890 for the three months ended
       September 30, 2002 and 2001, respectively, and
       $6,195 and $5,668 for the nine months ended
       September 30, 2002 and 2001, respectively                 2,669             2,119            7,186             6,359
                                                         --------------    ---------------  ---------------   -----------------
Net income                                                       1,553             2,899            4,243             7,298
    Less:  Preferred Stock dividend requirement                    --                (77)             --               (606)
                                                         --------------    ---------------  ---------------   -----------------
Net income allocable to Common Stock                       $     1,553       $     2,822      $     4,243       $     6,692
                                                         ==============    ===============  ===============   =================
Per share information:
  Net earnings per share of Common Stock:
     Basic                                                 $      0.09       $      0.15      $      0.23       $      0.32
                                                         ==============    ===============  ===============   =================
     Diluted                                               $      0.08       $      0.11      $      0.23       $      0.28
                                                         ==============    ===============  ===============   =================
  Weighted average shares of Common Stock
      outstanding:
     Basic                                                  18,271,224        19,398,136       18,522,982        20,651,117
                                                         ==============    ===============  ===============   =================
     Diluted                                                18,323,474        34,959,700       18,728,309        37,575,148
                                                         ==============    ===============  ===============   =================


        See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
              For the Nine months Ended September 30, 2002 and 2001
                           (in thousands) (unaudited)


                                                                                                                   Restricted
                                                                     Class A     Class B     Class A     Class B     Class A
                                                 Comprehensive      Preferred   Preferred    Common      Common      Common
                                                 Income/(Loss)        Stock       Stock       Stock       Stock       Stock
                                                -----------------  -----------------------------------------------------------

Balance at January 1, 2001                                          $     23   $       40   $     190   $      28   $       3
Net income                                      $     7,298              --          --          --          --          --
Transition adjustment for recognition of
  derivative financial instruments                      --               --          --          --          --          --
Unrealized loss on derivative financial
  instruments, net of related income taxes          (15,976)             --          --          --          --          --
Unrealized loss on available-for-sale
  securities, net of related income taxes            (2,289)             --          --          --          --          --
Issuance of warrants to purchase shares of
  Class A Common Stock                                  --              --           --          --          --          --
Issuance of Class A Common Stock unit
  awards                                                --              --           --             1        --          --
Issuance of restricted
  Class A Common Stock                                  --              --           --          --          --             2
Restricted Class A Common Stock earned                  --              --           --          --          --          --
Vesting of restricted Class A Common Stock
  to unrestricted Class A Common Stock                  --              --           --             1        --            (1)
Dividends paid on Preferred Stock                       --              --           --          --          --          --
Repurchase and retirement of shares of Stock
  previously outstanding                                --               (23)         (40)         (9)        (28)       --
                                                -----------------  -----------------------------------------------------------
Balance at September 30, 2001                   $   (10,967)       $    --     $     --     $     183   $    --      $      4
                                                =================  ===========================================================

Balance at January 1, 2002                                         $    --     $     --     $     183   $     --     $      4
Net income                                      $     4,243             --           --          --           --          --
Unrealized loss on derivative financial
  instruments, net of related income taxes           (3,958)            --           --          --           --          --
Unrealized gain on available-for-sale
  securities, net of related income taxes               713             --           --          --           --          --
Issuance of Class A Common Stock unit
  awards                                                --              --           --             1         --          --
Issuance of restricted
  Class A Common Stock                                  --              --           --          --           --            1
Vesting of restricted Class A Common Stock
  to unrestricted Class A Common Stock                  --              --           --             2         --           (2)
Restricted Class A Common Stock earned                  --              --           --          --           --          --
Repurchase and retirement of shares of Class
  A Common Stock previously outstanding                 --              --           --            (7)        --          --
                                                -----------------  -----------------------------------------------------------
Balance at September 30, 2002                   $       998        $    --     $    --     $      179   $     --     $      3
                                                =================  ===========================================================



                                                                             Accumulated     Retained
                                                Additional                     Other        Earnings /
                                                 Paid--In       Unearned    Comprehensive  (Accumulated
                                                 Capital     Compensation   Income/(Loss)    Deficit)      Total
                                                --------------------------------------------------------------------

Balance at January 1, 2001                       $  181,507   $    (468)     $ (10,152)     $ (12,505)    $ 158,666
Net income                                              --          --             --           7,298         7,298
Transition adjustment for recognition of
  derivative financial instruments                      --          --            (574)           --           (574)
Unrealized loss on derivative financial
  instruments, net of related income taxes              --          --         (15,976)           --        (15,976)
Unrealized loss on available-for-sale
  securities, net of related income taxes               --          --          (2,289)           --         (2,289)
Issuance of warrants to purchase shares of
  Class A Common Stock                                3,276         --             --             --          3,276
Issuance of Class A Common Stock unit
  awards                                                624         --             --             --            625
Issuance of restricted
  Class A Common Stock                                1,023      (1,025)           --             --            --
Restricted Class A Common Stock earned                  --          677            --             --            677
Vesting of restricted Class A Common Stock
  to unrestricted Class A Common Stock                  --          --             --             --            --
Dividends paid on Preferred Stock                       --          --             --            (737)         (737)
Repurchase and retirement of shares of Stock
  previously outstanding                            (49,625)        --             --             --        (49,725)
                                                --------------------------------------------------------------------
Balance at September 30, 2001                    $  136,805   $    (816)     $ (28,991)     $  (5,944)    $ 101,241
                                                ====================================================================

Balance at January 1, 2002                       $  136,805   $    (583)     $ (29,909)     $  (3,872)    $ 102,628
Net income                                              --          --             --           4,243         4,243
Unrealized loss on derivative financial
  instruments, net of related income taxes              --          --          (3,958)           --         (3,958)
Unrealized gain on available-for-sale
  securities, net of related income taxes               --          --             713            --            713
Issuance of Class A Common Stock unit
  awards                                                312         --             --             --            313
Issuance of restricted
  Class A Common Stock                                  399        (400)           --             --            --
Vesting of restricted Class A Common Stock
  to unrestricted Class A Common Stock                  --          --             --             --            --
Restricted Class A Common Stock earned                  --          504            --             --            504
Repurchase and retirement of shares of Class
  A Common Stock previously outstanding              (3,105)        --             --             --         (3,112)
                                                --------------------------------------------------------------------
Balance at September 30, 2002                     $ 134,411   $    (479)     $ (33,154)     $     371     $ 101,331
                                                ====================================================================


        See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2002 and 2001
                                 (in thousands)
                                   (unaudited)

                                                                                       2002                 2001
                                                                                  ----------------    -----------------
Cash flows from operating activities:
   Net income                                                                       $      4,243        $      7,298
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
       Deferred income taxes                                                                (264)             (1,001)
       Provision for/(recapture of) allowance for possible credit losses                  (2,963)                748
       Depreciation and amortization                                                         744                 625
       Loss/(income) from equity investments in Funds                                        618              (2,422)
       Net gain on sales of CMBS and available-for-sale securities                          (711)                --
       Unrealized loss on hedged and derivative securities                                 2,776                1,259
       Restricted Class A Common Stock earned                                                504                 677
       Amortization of premiums and accretion of discounts on loans
         and investments, net                                                             (2,084)             (2,065)
       Accretion of discounts on term redeemable securities contract                         680               2,884
       Accretion of discounts and fees on Convertible Trust Preferred Securities, net      1,186                 599
   Changes in assets and liabilities, net:
       Deposits and other receivables                                                        721                (625)
       Accrued interest receivable                                                           256               1,830
       Prepaid and other assets                                                               15               1,894
       Deferred origination fees and other revenue                                           683                 (11)
       Accounts payable and accrued expenses                                              (1,774)              1,716
                                                                                  ----------------    -----------------
   Net cash provided by operating activities                                               4,630              13,406
                                                                                  ----------------    -----------------

Cash flows from investing activities:
       Purchases of available-for-sale securities                                        (39,999)           (257,877)
       Principal collections and proceeds from sales of available-for-sale securities    109,671              97,322
       Principal collections on certificated mezzanine investments                           --               22,379
       Principal collections and proceeds from sales of CMBS                              67,880                 --
       Origination and purchase of loans receivable                                          --              (13,319)
       Principal collections and proceeds from sale of loans receivable                  114,955             109,191
       Equity investments in Funds                                                        (5,973)            (31,913)
       Return of capital from Funds                                                        9,414              28,367
       Purchases of equipment and leasehold improvements                                      (5)               (181)
                                                                                  ----------------    -----------------
   Net cash provided by / (used in) investing activities                                 255,943             (46,031)
                                                                                  ----------------    -----------------

Cash flows from financing activities:
       Proceeds from repurchase obligations                                              166,974             250,226
       Repayment of repurchase obligations                                              (142,097)           (111,212)
       Proceeds from credit facilities                                                    81,000             163,089
       Repayment of credit facilities                                                   (167,211)           (221,665)
       Proceeds from term redeemable securities contract                                  35,816                 --
       Repayment of term redeemable securities contract                                 (173,628)                --
       Repayment of notes payable                                                           (977)               (913)
       Repayment of Convertible Trust Preferred Securities                               (60,258)                --
       Dividends paid on Preferred Stock                                                     --                 (737)
       Repurchase and retirement of shares of Common and
         Preferred Stock previously outstanding                                           (3,112)            (49,725)
                                                                                  ----------------    -----------------
   Net cash provided by / (used in) in financing activities                             (263,493)             29,063
                                                                                  ----------------    -----------------

Net decrease in cash and cash equivalents                                                 (2,920)             (3,562)
Cash and cash equivalents at beginning of year                                            11,651              11,388
                                                                                  ----------------    -----------------
Cash and cash equivalents at end of period                                          $      8,731        $      7,826
                                                                                  ================    =================


See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (unaudited)


1.       Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the Annual Report on Form 10-K of Capital Trust, Inc. and Subsidiaries (collectively, the "Company") for the fiscal year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2002, are not necessarily indicative of results that may be expected for the entire year ending December 31, 2002.

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

3.       Available-for-Sale Securities

At September 30, 2002, the Company's available-for-sale securities consisted of the following (in thousands):


                                                                                 Gross
                                                                               Unrealized
                                                               Amortized  --------------------- Estimated
                                                                  Cost      Gains     Losses    Fair Value
                                                              -----------------------------------------------
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due September 1, 2031                 $   7,700   $   204   $   --       $   7,904
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due September 1, 2031                    42,946       957       --          43,903
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due September 1, 2031                     1,780        47       --           1,827
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due April 1, 2032                        32,517     1,239       --          33,756
                                                              -----------------------------------------------
                                                               $  84,943   $ 2,447   $   --       $  87,390
                                                              ===============================================


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

5.       Loans Receivable

At September 30, 2002 and December 31, 2001, the Company's loans receivable consisted of the following (in thousands):


                                                     September 30,       December 31,
                                                          2002               2001
                                                   ------------------- ------------------
   (1)  Mortgage Loans                               $       19,552      $       69,998
   (2)  Mezzanine Loans                                     113,111             142,160
   (3)  Other loans receivable                               14,009              49,625
                                                   ------------------- ------------------
                                                            146,672             261,783
   Less:  reserve for possible credit losses                (10,732)            (13,695)
                                                   ------------------- ------------------
   Total loans                                       $      135,940      $      248,088
                                                   =================== ==================

One Mortgage Loan receivable with a principal balance of $8,000,000 reached maturity on July 15, 2000 and has not been repaid with respect to principal and interest. In accordance with the Company's policy for revenue recognition, income recognition has been suspended on this loan and for the nine months ended September 30, 2002, $719,000 of potential interest income has not been recorded.

At September 30, 2002, the weighted average interest rate in effect, including amortization of fees and premiums, for the Company's performing loans receivable is as follows:

   (1)  Mortgage Loan                                   10.72%
   (2)  Mezzanine Loans                                 10.84%
   (3)  Other loans receivable                          12.41%
             Total loans                                10.99%

At September 30, 2002, $49,450,000 (36%) of the aforementioned performing loans bear interest at floating rates ranging from LIBOR plus 525 basis points to LIBOR plus 875 basis points. The remaining $89,222,000 (64%) of loans bear interest at fixed rates ranging from 11.62% to 12.00%.

During the nine months ended September 30, 2002, the Company released $2,963,000 of its previously established reserve for possible credit losses on loans receivable due to a significant decrease in the portfolio of loans receivable.

6.       Equity investment in Funds

CT Mezzanine Partners LLC ("Fund I")

As of September 30, 2002, Fund I has outstanding loans totaling $83.0 million, all of which are performing in accordance with the terms of their agreements except for one loan for $26.0 million which is in default and for which, beginning June 30, 2001, the accrual of interest was suspended. In March 2002, Fund I established a specific reserve of $13 million for this loan.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


7.      Long-Term Debt

Credit Facilities

On February 28, 2002, the Company's $355 million credit facility matured and was settled and was replaced with the repurchase obligations discussed below.

At September 30, 2002, the Company has borrowed $35,000,000 under a $100 million credit facility at an average borrowing rate (including amortization of fees incurred and capitalized) of 5.01%. The Company has pledged assets of $102,475,000 as collateral for the borrowing against such credit facility. Effective July 16, 2002, pursuant to an amended and restated credit agreement, the Company extended the expiration of such credit facility from July 2002 to July 2003 with an automatic nine-month amortizing extension option, if not otherwise extended.

Repurchase Obligations

During the nine months ended September 30, 2002, the Company entered into three new repurchase agreements.

One of the new repurchase agreements, with a AAA-rated counterparty, was utilized to refinance CMBS securities that were previously financed with a maturing credit facility and original term redeemable securities contract. At September 30, 2002, the Company sold CMBS assets with a book and market value of $122,179,000 and has a liability, representing the obligation, to repurchase these assets for $88,261,000 that is non-recourse to the Company. This repurchase obligation had an original one year term and the liability balance bears interest at specified rates over LIBOR based upon the credit rating of each asset included in the obligation.

The second new repurchase agreement, with a securities dealer, was also utilized to refinance CMBS securities that were previously financed with a maturing credit facility and original term redeemable securities contract. During the second quarter of 2002, the Company transferred all of the CMBS previously financed under this repurchase agreement to the repurchase agreement discussed in the previous paragraph.

The third repurchase agreement, with a securities dealer, arose in connection with the purchase of an available-for-sale security in March 2002. At September 30, 2002, the Company sold such asset with a book and market value of $33,755,000 and has a liability, representing the obligation, to repurchase this asset for $32,000,000. This repurchase agreement has a current maturity date in December 2002 and is expected to be extended monthly thereafter. The liability balance bears interest at LIBOR.

The repurchase agreement that was outstanding at December 31, 2001, with a securities dealer, arose in connection with the purchase of available-for-sale securities in September 2001 has been extended to December 2002. At September 30, 2002, the Company sold such assets with a book and market value of $53,635,000 and has a liability, representing the obligation, to repurchase this asset for $52,496,000. The liability balance bears interest at LIBOR.

The interest rate in effect for all the repurchase obligations outstanding at September 30, 2002 was 2.41%.

Term Redeemable Securities Contract

On February 28, 2002, the Company's then outstanding term redeemable securities contract became due and settled, upon which event the Company entered into a new term redeemable securities contract.

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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


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

The Company  has no  outstanding  borrowings  at  September  30, 2002 on the new
contract  but  utilizes   the   collateral   pledged  on  the  new  contract  to
collateralize the swap liability.

8.       Derivative Financial Instruments

The following table summarizes the notional value and fair value of the Company's derivative financial instruments, principally swap contracts at September 30, 2002. The notional value provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit or interest rate market risks.


                                                             Interest
  Hedge               Type              Notional Value         Rate            Maturity         Fair Value
-----------    --------------------    -----------------   ---------------    -----------    -----------------
Swap           Fair Value Hedge          $169,090,000           6.045%           2009          $(25,304,000)
Swap           Cash Flow Hedge             11,250,000           6.580%           2006            (1,548,000)
Swap           Cash Flow Hedge             37,125,000           5.905%           2008            (5,130,000)
Swap           Cash Flow Hedge             18,547,000           6.035%           2003              (817,000)
Cap            Cash Flow Hedge             18,750,000          11.250%           2007                34,000


On September 30, 2002, the derivative financial instruments were reported at their fair value as other assets and interest rate hedge liabilities of $34,000 and $32,799,000, respectively.

During the nine months ended September 30, 2002, the Company recognized a loss of $48,000 for the change in time value for qualifying interest rate hedges. The time value is a component of fair value that must be recognized in earnings, and is shown in the consolidated statement of operations as an offset to the unrealized gain on derivative securities.

The fair value hedge in the above table was undertaken by the Company to sustain the value of its CMBS holdings. This fair value hedge, when viewed in conjunction with the fair value of the securities, is sustaining the value of those securities as interest rates rise and fall. In conjunction with the sale of the CMBS previously discussed in Note 4, in order to maintain the effectiveness of the hedge, the Company reduced the maturity of the fair value hedge from December 2014 to November 2009 and recognized a realized gain for the payments received totaling $940,000. During the nine months ended September 30, 2002, the Company recognized a loss of $17,914,000 for the decrease in the value of the swap which was substantially offset by a gain of $17,354,000 for the change in the fair value of the securities attributed to the hedged risk resulting in a $560,000 unrealized loss on derivative securities on the consolidated statement of income.

The Company utilizes cash flow hedges in order to better control interest costs on variable rate debt transactions. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are considered cash flow hedges. During the nine months ended September 30, 2002, the fair value of the cash flow swaps decreased by $3,959,000, which was recorded as an increase in accumulated other comprehensive loss and will be released to earnings over the remaining lives of the swaps.

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with the timing of when the hedged items are also recognized in earnings. Within the next twelve months, the Company estimates that $2.9 million currently held in accumulated other comprehensive loss will be reclassified to earnings with regard to the cash flow hedges.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


9.      Convertible Trust Preferred Securities

At December 31, 2001, the Company's consolidated trust subsidiary, CT Convertible Trust I (the "Trust") had outstanding $150,000,000 aggregate liquidation amount of variable step up convertible trust preferred securities. The liquidation amount of the convertible trust preferred securities was divided into $89,742,000 of convertible amount (the "Convertible Amount") and $60,258,000 of non-convertible amount (the "Non-Convertible Amount"). The Trust held related 8.25% step up convertible junior subordinated debentures ("Convertible Debentures") in the aggregate principal amount of $92,524,000 (redeemable in September 2004) and 13% step up non-convertible junior subordinated debentures ("Non-Convertible Debentures") in the aggregate principal amount of $62,126,000 (redeemable at any time). The dissolution, redemption and, as applicable, conversion terms of the Convertible Amount and the Non-Convertible Amount mirrored the interest, redemption, and, as applicable, conversion terms of the Convertible Debentures and the Non-Convertible Debentures.

On September 30, 2002, the Non-Convertible Debentures were redeemed in full, utilizing additional borrowings on the credit facility and repurchase agreements, resulting in a corresponding redemption in full of the related Non-Convertible Amount. In connection with the redemption transaction, the Company expensed the remaining unamortized discount and fees on the redeemed Non-Convertible Amount resulting in $586,000 of additional expense for the quarter ended September 30, 2002.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


10.      Earnings Per Share

The following table sets forth the calculation of Basic and Diluted EPS for the nine months ended September 30, 2002 and 2001:


                                      Nine months Ended September 30, 2002         Nine months Ended September 30, 2001
                                   -------------------------------------------- --------------------------------------------
                                     Net Income       Shares       Per Share     Net Income         Shares       Per Share
                                                                     Amount                                        Amount
                                   -----------------------------  ------------- -------------- ----------------- -----------
Basic EPS:
   Net earnings per share of
     Common Stock                   $   4,243,000     18,522,982   $   0.23      $  6,692,000      20,651,117     $   0.32
                                                                  =============                                  ===========

Effect of Dilutive Securities
   Options outstanding for the
     purchase of Common Stock                 --          76,477                          --          106,671
   Warrants outstanding for the
     purchase of Common Stock                 --         128,850                          --          510,907
   Future commitments for share unit
     awards for the issuance of Class
     A Common Stock                           --             --                           --           50,000
   Convertible Trust Preferred
     Securities exchangeable for
     shares of Common Stock                   --             --                     3,090,000      12,820,513
   Convertible Preferred Stock                --             --                       606,000       3,435,940
                                   --------------  -------------                -------------- -----------------

Diluted EPS:
   Net earnings per share of
     Common Stock and Assumed
     Conversions                    $   4,243,000     18,728,309   $   0.23      $ 10,388,000      37,575,148     $   0.28
                                   ==============  =============  ============= ============== ================= ===========


The following table sets forth the calculation of Basic and Diluted EPS for the three months ended September 30, 2002 and 2001:


                                      Three Months Ended September 30, 2002        Three Months Ended September 30, 2001
                                   -------------------------------------------- --------------------------------------------
                                     Net Income       Shares       Per Share     Net Income         Shares       Per Share
                                                                     Amount                                        Amount
                                   --------------  -------------  ------------- -------------- ----------------- -----------
Basic EPS:
   Net earnings per share of
     Common Stock                   $   1,553,000     18,271,224   $   0.09      $  2,822,000      19,398,136     $   0.15
                                                                  =============                                  ===========

Effect of Dilutive Securities
   Options outstanding for the
     purchase of Common Stock                 --          52,250                          --          172,734
   Warrants outstanding for the
     purchase of Common Stock                 --             --                           --        1,336,596
   Future commitments for share unit
     awards for the issuance of Class
     A Common Stock                           --             --                           --           50,000
   Convertible Trust Preferred
     Securities exchangeable for
     shares of Common Stock                   --             --                     1,030,000      12,820,513
   Convertible Preferred Stock                --             --                        77,000       1,181,721
                                   --------------  -------------                -------------- -----------------

Diluted EPS:
   Net earnings per share of
     Common Stock and Assumed
     Conversions                    $   1,553,000     18,323,474   $   0.08      $  3,929,000      34,959,700     $   0.11
                                   ==============  =============  ============= ============== ================= ===========



                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


11.     Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes for the nine months ended September 30, 2002 and 2001 is comprised as follows (in thousands):

                                        2002              2001
                                   ---------------   ---------------
Current
   Federal                           $   7,294         $   7,701
   State                                 2,218             2,778
   Local                                 2,341             2,508
Deferred
   Federal                                (197)             (605)
   State                                   (56)             (208)
   Local                                   (60)             (188)
                                   ---------------   ---------------
Provision for income taxes           $  11,540         $  11,986
                                   ===============   ===============

The reconciliation of income tax computed at the U.S. federal statutory tax rate (35%) to the effective income tax rate for the nine months ended September 30, 2002 and 2001 are as follows (in thousands):


                                                           2002                        2001
                                                --------------------------------------------------------
                                                      $            %              $            %
                                                --------------------------------------------------------
   Federal income tax at statutory rate          $   8,039        35.0%      $   8,975        35.0%
   State and local taxes, net of federal
      tax benefit                                    2,888        12.6%          3,178        12.4%
   Utilization of net operating loss
      carryforwards                                   (381)       (1.7)%          (367)       (1.4)%
   Compensation in excess of deductible
      limits                                           655         2.8%            221         0.8%
   Other                                               339         1.5%            (21)       (0.1)%
                                                --------------------------------------------------------
                                                 $  11,540        50.2%      $  11,986        46.7%
                                                ========================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes.

The components of the net deferred tax assets as of September 30, 2002 and December 31, 2001 are as follows (in thousands):


                                                          September 30,            December 31,
                                                               2002                    2001
                                                       ---------------------    --------------------
   Net operating loss carryforward                        $       4,975            $       5,394
   Reserves  on  other  assets  and for
        possible credit losses                                    6,979                    6,340
   Other                                                          3,079                    2,434
                                                       ---------------------    --------------------
   Deferred tax assets                                           15,033                   14,168
   Valuation allowance                                           (5,006)                  (4,405)
                                                       ---------------------    --------------------
                                                          $      10,027            $       9,763
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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


12.      Employee Benefit Plans

1997 Long-Term Incentive Stock Plan

During the nine months ended September 30, 2002, the Company issued an aggregate of 242,000 options to acquire shares of Class A Common Stock with an exercise price of $5.30 per share (the fair market value based on reported trading price on the date of the grant).

The Company also issued 75,472 restricted shares of Class A Common Stock which vest one third on each of the following dates: February 1, 2003, February 1, 2004 and February 1, 2005. The Company also canceled 52,083 shares of performance based restricted stock which were granted in 1999.

The following table summarizes the option activity under the incentive stock plan for the quarter ended September 30, 2002:


                                                                                                Weighted Average
                                                       Options            Exercise Price         Exercise Price
                                                     Outstanding             per Share              per Share
                                                  -------------------  ------------------------ ------------------
   Outstanding at January 1, 2002                        1,731,667         $4.125 - $10.00           $  6.42
      Granted in 2002                                      242,000              $5.30                   5.30
      Exercised in 2002                                     --                   --                       --
      Canceled in 2002                                     (51,501)        $4.125 - $6.00               4.99
                                                  -------------------                           ------------------
   Outstanding at September 30, 2002                     1,922,166         $4.125 - $10.00           $  6.32
                                                  ===================                           ==================


At September 30, 2002, 1,307,264 of the options are exercisable. At September 30, 2002, the outstanding options have various remaining contractual exercise periods ranging from 4.79 to 9.35 years with a weighted average life of 6.73 years.

13.      Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on the Company's outstanding debt and Convertible Preferred Trust Securities during the nine months ended September 30, 2002 and 2001 was $25,516,000 and $25,867,000, respectively. Income taxes paid by the Company during the nine months ended September 30, 2002 and 2001 was $8,275,000 and $9,664,000, respectively.

14.      Subsequent Event

On October 3, 2002, the Company purchased and retired 1,696,800 shares of Class A Common Stock at a price of $4.49 per share (including commissions).

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

An affiliate of the counterparty to the new term redeemable securities contract is also a party to an interest rate swap agreement with the Company for the full duration of a CMBS portfolio purchased from an affiliate of the counterparty, thereby providing a hedge for interest rate risk. This agreement had a mutual put option for the value of the hedge exercisable in February 2002. This mutual put has been extended for an additional three years to February 2005. The notional value of the swap, $137,812,000 at December 31, 2001, increased under the terms of the original swap agreement to $169,090,000 in February 2002. In conjunction with a sale of CMBS in June 2002, in order to maintain the effectiveness of the hedge, the Company reduced the maturity of the fair value hedge from December 2014 to November 2009 and received payments totalling $940,000.

One of the new repurchase obligations, with a AAA-rated counterparty, was utilized to refinance CMBS securities that were previously financed with a maturing credit facility and the original term redeemable securities contract. At September 30, 2002, the Company sold CMBS assets with a book and market value of $122,179,000 and has a liability, representing the obligation, to repurchase these assets for $88,261,000 that is non-recourse to the Company. This repurchase obligation has a one year term and the liability balance bears interest at specified rates over LIBOR based upon the credit rating of each asset included in the obligation.

The second new repurchase agreement, with a securities dealer, was also utilized to refinance CMBS securities that were previously financed with a maturing credit facility and the original term redeemable securities contract. During the second quarter of 2002, the Company transferred all of the CMBS previously financed under this repurchase agreement to the repurchase agreement discussed in the previous paragraph.

In the quarter ended March 31, 2002, to remain in compliance with the Investment Company Act of 1940, as amended, the Company purchased $40.0 million of Federal Home Loan Mortgage Corporation Gold fixed rate whole pool mortgage-backed securities. To finance this purchase, the Company entered into a repurchase obligation that currently matures in December 2002 and is expected to be extended monthly thereafter. In total, the Company sold four Federal Home Loan Mortgage Corporation Gold fixed rate securities with a market value of $87.4 million at September 30, 2002 and the Company has a liability, representing the obligation, to repurchase these assets for $84.5 million.

The average interest rate in effect for the repurchase obligations outstanding at September 30, 2002 was 2.41%. The Company expects to enter into new repurchase obligations at their maturity.

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

Since December 31, 2001, consistent with its transition from the balance sheet lending to the investment management business, the Company has not originated or purchased any new loans and has no future commitments under any existing loans. The Company received full satisfaction of two loans totaling $75.5 million and partial repayments on five loans totaling $39.4 million in 2002. At September 30, 2002, the Company had outstanding loans totaling approximately $146.7 million.

The Company's investment in Fund I at September 30, 2002 is $14.4 million. Since December 31, 2001, the Company has not made any equity contributions to Fund I and has received $8.3 million as a return of equity. The Company has capitalized costs of $4,752,000 that are being amortized over the anticipated lives of the Funds. As of September 30, 2002, Fund I has outstanding loans and investments totaling $83.0 million, all of which are performing in accordance with the terms of their agreements except for one loan for $26.0 million which is in default and for which, beginning September 30, 2001, the accrual of interest was suspended. In March 2002, Fund I established a specific reserve of $13 million for this loan.

Since December 31, 2001, the Company has made equity contributions to Fund II of $5.2 million and equity contributions to Fund II's general partner of $823,000. The Company's remaining equity commitment to Fund II and its general partner is $39.7 million. The Company has capitalized costs of $3.8 million relating to the formation of Fund II that are being amortized over the anticipated lives of the Funds. The Company's investment in Fund II and its general partner at September 30, 2002 is $19.1 million. As of September 30, 2002, Fund II has outstanding loans and investments totaling $674.0 million, all of which are performing in accordance with the terms of their agreements.

Results of Operations for the Three and Nine months Ended September 30, 2002 and 2001
--------------------------------------------------------------------------------

The Company reported net income allocable to shares of Common Stock of $4,243,000 for the nine months ended September 30, 2002, a decrease of $2,449,000 from the net income allocable to shares of Common Stock of $6,692,000 for the nine months ended September 30, 2001. This decrease was primarily the result of decreased net interest income from loans and other investments as the Company continues its transition to the investment management business offset by increased advisory and investment management fees, a recapture of the allowance for possible credit losses and the elimination of the Preferred Stock dividend. The Company reported net income allocable to shares of Common Stock of $1,553,000 for the three months ended September 30, 2002, a decrease of $1,269,000, from the net income allocable to shares of Common Stock of $2,822,000 for the three months ended September 30, 2001. This decrease was primarily the result of decreased net interest income from loans and other investments offset by increased advisory and investment management fees. The Company expects additional reductions in interest and related income due to decreases in leveraged interest earning assets that may not be offset by increased income from investment management operations.

Interest  and  related  income  from  loans and other  investments  amounted  to
$37,991,000 for the nine months ended September 30, 2002, a decrease of $13,751,000 from the $51,742,000 amount for the nine months ended September 30, 2001. Average interest earning assets decreased from approximately $549.6 million for the nine months ended  September  30, 2001 to  approximately  $452.2 million for the nine months ended September 30, 2002. The Company's average interest rate earned decreased from 12.58% for the nine months ended September 30, 2001 to 10.05% for the nine months ended September 30, 2002. During the nine months ended September 30, 2002, the Company recognized an additional $1.5 million on the early repayment of loans and investments, while during the nine months ended September 30, 2001, the Company recognized an additional $4.8 million on the early repayment of loans. Without this additional interest income, the earning rate for 2002 would have been 9.7% versus 11.4% for 2001, a decrease of 1.7%. LIBOR rates averaged 1.8% for the nine months ended September 30, 2002 and 4.4% for the nine months ended September 30, 2001, a decrease of 2.6%. Since substantial portions of the Company's assets earn interest at fixed-rates, the decrease in the average earning rate did not correspond to the full decrease in the average LIBOR rate.

Interest and related income from loans and other investments amounted to $11,036,000 for the three months ended September 30, 2002, a decrease of $5,949,000 from the $16,985,000 amount for the three months ended September 30, 2001. Average interest earning assets decreased from approximately $502.2 million for the three months ended September 30, 2001 to approximately $404.1 million for the three months ended September 30, 2002. The Company's average interest rate earned decreased from 13.42% for the three months ended September 30, 2001 to 10.83% for the three months ended September 30, 2002. During the three months ended September 30, 2002, the Company recognized an additional $1.1 million on the early repayment of loans, while during the three months ended September 30, 2001, the Company recognized an additional $3.2 million on the early repayment of loans. Without this additional interest income, the earning rate for 2002 would have been 9.7% versus 10.9% for 2001, a decrease of 1.2%. LIBOR rates averaged 1.8% for the three months ended September 30, 2002 and 3.5% for the three months ended September 30, 2001, a decrease of 1.7%. Since substantial portions of the Company's assets earn interest at fixed-rates, the decrease in the average earning rate did not correspond to the full decrease in the average LIBOR rate.

Interest and related expenses amounted to $14,020,000 for the nine months ended September 30, 2002, a decrease of $5,705,000 from the $19,725,000 amount for the nine months ended September 30, 2001. The decrease in expense was due to a decrease in the average rate paid on interest bearing liabilities from 9.0% for the nine months ended September 30, 2001 to 6.7% for the nine months ended September 30, 2002 and a decrease in the amount of average interest bearing liabilities outstanding from approximately $294.0 million for the nine months ended September 30, 2001 to approximately $279.5 million for the nine months ended September 30, 2002. The decrease in the average rate is substantially due to the increased use of repurchase agreements as debt in 2002 at lower spreads to LIBOR than the credit facilities utilized in 2001 and the decrease in the average LIBOR rate. Due to the decrease in total debt, the percentage of debt that has been swapped to fixed rates in 2002 increased partially offsetting the previously discussed decreases.

Interest and related expenses amounted to $3,757,000 for the three months ended September 30, 2002, a decrease of $1,951,000 from the $5,708,000 amount for the three months ended September 30, 2001. The decrease in expense was due to a decrease in the average rate paid on interest bearing liabilities from 9.0% for the three months ended September 30, 2001 to 8.8% for the three months ended September 30, 2002, and a decrease in the amount of average interest bearing liabilities outstanding from approximately $251.0 million for the three months ended September 30, 2001 to approximately $169.9 million for the three months ended September 30, 2002. Again, the decrease in the average rate is due to the increased use of repurchase agreements for a higher percentage of interest bearing liabilities and the decrease in the average LIBOR rate offset substantially by increased net payments on swap contracts.

In addition, the Company also utilized proceeds from the $150.0 million of Convertible Trust Preferred Securities, which were issued on July 28, 1998 to finance its interest earning assets. On April 1, 2002, in accordance with the terms of the securities, the blended rate on such securities increased from 10.16% to 11.21%. On October 1, 2002, after repayment of the Non-Convertible Amount (as discussed below), the rate on such securities is 10.00%.

During the nine months ended September 30, 2002 and 2001, the Company recognized $7,186,000 and $6,359,000, respectively, of net expenses related to the Convertible Trust Preferred Securities. This amount consisted of distributions to the holders totaling $12,195,000 and $11,428,000, respectively, and amortization of discount and origination costs totaling $1,186,000 and $599,000, respectively, during the nine months ended September 30, 2002 and 2001. This was partially offset by a tax benefit of $6,195,000 and $5,668,000 during the nine months ended September 30, 2002 and 2001, respectively. The increase in the amortization of discount and origination costs resulted from the recognition of the unamortized discount and fees on the Non-Convertible Amount expensed upon repayment of the Non-Convertible Amount on September 30, 2002.

During the three months ended September 30, 2002 and 2001, the Company recognized $2,669,000 and $2,119,000, respectively, of net expenses related to the Convertible Trust Preferred Securities. This amount consisted of distributions to the holders totaling $4,184,000 and $3,809,000, respectively, and amortization of discount and origination costs totaling $786,000 and $200,000, respectively, during the three months ended September 30, 2002 and 2001. This was partially offset by a tax benefit of $2,301,000 and $1,890,000 during the three months ended September 30, 2002 and 2001, respectively. The increase in the amortization of discount and origination costs again resulted from the recognition of the unamortized discount and fees on the Non-Convertible Amount expensed upon repayment of the Non-Convertible Amount on September 30, 2002.

During the nine months ended September 30, 2002, other revenues increased $2,857,000 to $10,968,000 from $8,111,000 in the same period of 2001. During the nine months ended September 30, 2002, the Company sold investments and reduced the maturity of its fair value hedge, which resulted in a gain of $1,651,000, and earned a $2.0 million fee from the Company's final advisory assignment. The Company also received the increased revenue from Fund II (management and advisory income in addition to the return on investment in the fund), which began operations in the second quarter of 2001. Fund I increased its allowance for possible credit losses by establishing a specific reserve for the non-performing loan it is carrying. The loss from equity investments in Funds is due to this additional expense.

During the three months ended September 30, 2002, other revenues increased $1,968,000 to $5,807,000 from $3,839,000 in the same period of 2001. This increase was due to the $2.0 million fee earned from the Company's final advisory assignment.

As previously disclosed, the Company will not generally invest in Mezzanine Loans for its own balance sheet as Fund II (to which it has a remaining $39.7 million equity commitment) is the principal vehicle through which the Company invests in loans and investments in accordance with the Company's current
investment   program.  If  the  amount  of  the  Company's  maturing  loans  and investments increase significantly before the excess capital generated thereby is invested in Fund II or other funds, or is otherwise accretively deployed, the Company may experience shortfalls in revenues and lower earnings until offsetting revenues are derived from funds under management and other sources. The investment period for Fund II expires in April 2003, at which time the management fee earned from the fund will be reduced as the base upon which the fee is calculated changes from capital commitments to invested capital.

General and administrative expenses were modestly lower amounting to $11,390,000 for the nine months ended September 30, 2002 versus $11,766,000 for the nine months ended September 30, 2001 and $3,982,000 for the three months ended September 30, 2002 versus $3,991,000 for the three months ended September 30, 2001. The Company employed an average of 27 employees during both the nine months ended September 30, 2002 and the nine months ended September 30, 2001. The Company had 26 full-time employees and one part-time employee at September 30, 2002.

During the nine months ended September 30, 2002, the Company recaptured $2,963,000 of its previously established allowance for possible credit losses. The Company deemed this recapture necessary due to the substantial reduction in the loan portfolio and a general reduction in the risk of the loans remaining defaulting based upon current conditions. After the recapture, the Company believes that the reserve is adequate based on the existing loans in the balance sheet portfolio.

For the nine months ended September 30, 2002 and 2001, the Company accrued income tax expense of $11,540,000 and $11,986,000, respectively, for federal, state and local income taxes. The increase (from 46.7% to 50.2%) in the effective tax rate was primarily due to higher levels of compensation in excess of deductible limits in the current year and increased amortization of capitalized costs from Fund II, which are not deductible for tax.

Until the repurchase of the preferred stock by the Company, dividends accrued on these shares at a rate of 9.5% per annum on a per share price of $2.69. In 2001, the remaining shares of Preferred Stock were repurchased thereby eliminating the dividend requirement for 2002.

Liquidity and Capital Resources

At September 30, 2002, the Company had $8,731,000 in cash. The primary sources of liquidity for the Company for the remainder of 2002 will be cash on hand, cash generated from operations, principal and interest payments received on loans and investments (including loan repayments and the return of capital from Fund I), and additional borrowings under the Company's credit facility and its term redeemable securities contract. The Company believes that these sources of capital will adequately meet future cash requirements. The Company expects that during 2002, it will use a significant amount of its available capital resources to satisfy its capital contributions required in connection with its remaining $39.7 million equity commitment to Fund II and its general partner and to repurchase the Company's outstanding Common Stock under its open market share repurchase program. The Company intends to continue to employ leverage on its existing balance sheet assets to enhance its return on equity.

The Company experienced a net decrease in cash of $2,920,000 for the nine months ended September 30, 2002 compared to a decrease of $3,562,000 for the nine months ended September 30, 2001. Cash provided by operating activities during the nine months ended September 30, 2002 was $4,630,000, compared to $13,406,000 provided during the same period of 2001. For the nine months ended September 30, 2002, cash provided by investing activities was $255,943,000, compared to $46,031,000 used during the same period in 2001. This change was primarily due to an increase in the level of repayments received on loans receivable and repayments and sales of CMBS and available-for-sale securities and a decrease in the level of purchases of available-for-sale securities. The Company utilized the cash received on loan repayments and repayments and sales of CMBS and available-for-sale securities to reduce borrowings under its credit facilities, accounting for the majority of the $263,493,000 of net cash used in financing activities for the nine months ended September 30, 2002.

In 2001, the Company announced an open market share repurchase program under which the Company may purchase, from time to time, up to four million shares of the Company's Class A Common Stock. On May 1, 2002, the Company purchased and retired 536,370 shares of Class A Common Stock at an average price of $4.86 per share (including commissions). As of the date of this purchase, the Company had repurchased 3,100,770 shares of Class A Common Stock pursuant to the program. In May 2002, the Company announced an increase in the program restoring the number of shares of Class A Common Stock subject to repurchase under the program to four million shares (an addition of 3,100,770 shares). On August 19, 2002, the Company purchased and retired 104,900 shares of Class A Common Stock at a price of $4.81 per share (including commissions). On October 3, 2002, the Company purchased and retired an additional 1,696,800 shares of Class A Common Stock at a price of $4.49 per share (including commissions). After this repurchase, the Company has 2,198,300 shares authorized for repurchase under the plan.

At September 30, 2002, the Company was party to a credit facility with a commercial lender that provides for $100 million of credit. The line of credit matured in July 2002 and was extended for an additional year and has an automatic nine-month amortizing extension option, if not otherwise extended. At September 30, 2002, the Company has borrowed $35,000,000 under the credit facility at an average borrowing rate (including amortization of fees incurred and capitalized) of 5.01%. The decrease in the amount outstanding under the credit facilities from the amount outstanding at December 31, 2001 was due to the use of cash received on loan repayments and sales and repayments of CMBS and available-for-sale securities to pay down the credit facility. The $100 million credit facility provides the Company with adequate liquidity for its short-term needs.

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

At September 30, 2002, the Company has no outstanding borrowings on its $75 million term redeemable securities contract and has outstanding repurchase obligations of $172,757,000. In connection with the maturity of the credit facility and the term redeemable securities contract that matured and became due in February 2002, the Company entered into a new term redeemable securities contract with the same counterparty, which allows for a maximum financing of $75 million. The new term redeemable securities contract has a two-year term with an automatic one-year amortizing extension option, if not otherwise extended. In February 2002, the Company also entered into two new repurchase obligations with new counterparties to refinance the remaining assets financed under the original term redeemable securities contract. The Company has utilized the collateral pledged on the new contract to collateralize its swap liability.

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

The Non-Convertible Debentures were redeemed in full on September 30, 2002 resulting in a corresponding redemption in full of the Non-Convertible Amount. In connection with the redemption transaction, the Company expensed the remaining unamortized discount and fees on the Non-Convertible Amount resulting in $586,000 of additional expense for the quarter ended September 30, 2002.

Distributions on the remaining Convertible Trust Preferred Securities are payable quarterly in arrears on each calendar quarter-end and correspond to the payments of interest made on the Debentures, the sole assets of the Trust.

Distributions are payable only to the extent interest payments are made in respect to the Debentures. The remaining Convertible Trust Preferred Securities currently bear a coupon rate of 10.00% per annum, which rate will step up in accordance with the coupon rate step up terms applicable to the Convertible Amount.

The Convertible Amount was originally issued with a coupon rate of 8.25% per annum and thereafter is subject to an increase on April 1, 2002 to the greater of (i) 10.00% per annum, increasing by 0.75% on October 1, 2004 and on each October 1 thereafter or (ii) a percentage per annum equal to the quarterly dividend paid on a share of Class A Common Stock multiplied by four and divided by $7.00. The rate in effect following April 1, 2002 through September 30, 2002 was 10.00%. The Convertible Amount is convertible into shares of Class A Common Stock, in increments of $1,000 in liquidation amount, at a conversion price of $7.00 per share. The Convertible Amount is redeemable by the Company, in whole or in part, on or after September 30, 2004.

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

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates at September 30, 2002. For financial assets and debt obligations, the table presents cash flows to the expected maturity and weighted-average interest rates based upon the current carrying values. For interest rate swaps, the table presents notional amounts and weighted-average fixed pay and variable receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted-average variable rates are based on rates in effect as of the reporting date.


                                                           Expected Maturity Dates
                             -------------------------------------------------------------------------------------
                                2002        2003        2004         2005        2006     Thereafter     Total     Fair Value
                                ----        ----        ----         ----        ----     ----------     -----     ----------
                                                                  (dollars in thousands)
Assets:
Available-for sale securities
   Fixed Rate                 $  5,662   $  23,911   $  23,485    $  13,862   $   7,709   $   9,602     $ 84,231    $ 87,390
      Average interest rate      6.12%       6.12%       6.12%        6.12%       6.12%       6.12%        6.12%

CMBS
   Fixed Rate                     --          --          --           --     $    7,811   $201,159     $208,970    $157,904
      Average interest rate       --          --          --           --         11.20%     11.89%       11.86%

Loans receivable
   Fixed Rate                     --          --          --           --          --      $ 88,838    $  88,838    $ 97,885
      Average interest rate       --          --          --           --          --        11.68%       11.68%
   Variable Rate             $  16,218   $  10,176   $   8,667     $ 15,167   $      667  $   6,555    $  57,450   $  50,774
      Average interest rate     11.15%      12.08%       0.57%        7.93%        7.35%      7.35%        8.39%


Liabilities:

Credit Facilities
   Variable Rate                  --     $  35,000        --           --          --          --      $  35,000   $  35,000
      Average interest rate       --         5.01%        --           --          --          --          5.01%

Repurchase obligations
   Variable Rate             $  84,496   $  88,261        --           --          --          --       $172,757    $172,757
      Average interest rate      1.85%       2.95%        --           --          --          --          2.40%

Convertible Trust
  Preferred Securities
   Fixed Rate                     --          --          --       $ 89,742        --          --       $ 89,742    $ 88,869
      Average interest rate       --          --          --         10.00%        --          --         10.00%

Interest rate swaps
     Notional amounts             --     $  18,547        --       $169,090        --     $  48,375     $204,734   $ (32,799)
     Average fixed pay rate       --         6.04%        --          6.05%        --         6.06%        6.05%
     Average variable
     receive rate                 --         1.82%        --          1.82%        --         1.82%        1.82%


ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out within 90 days prior to the filing of this quarterly report. This evaluation was made under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the date of the Company's evaluation.

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

                           None



ITEM 6:  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Statements regarding computation of earnings (loss) per share

         11.1   Statements  regarding  Computation of Earnings per Share (Data required by Statement of Financial
                Accounting  Standard No. 128, Earnings per Share, is provided in Note 10 to the consolidated financial statements contained in this report).

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

         99.3   Risk  Factors  (filed  as  Exhibit  99.1 to the  Company's  Annual  Report  on Form  10-K,  filed on April 1,
                2002 and incorporated herein by reference).

         (b)  Reports on Form 8-K

         During the fiscal quarter ended September 30, 2002, the Company filed the following Current Reports on
         Form 8-K:


                           None

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CAPITAL TRUST, INC.



November 12, 2002                            /s/ John R. Klopp
-----------------                            -----------------
Date                                         John R. Klopp
                                             Chief Executive Officer

                                             /s/ Edward L. Shugrue III
                                             -------------------------
                                             Edward L. Shugrue III
                                             Chief Financial Officer

                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, John R. Klopp, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Capital Trust, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002

                                            /s/ John R. Klopp
                                            --------------------------
                                            John R. Klopp
                                            Chief Executive Officer

                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Edward L. Shugrue III, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Capital Trust, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002

                                           /s/ Edward L. Shugrue III
                                           --------------------------
                                           Edward L. Shugrue III
                                           Chief Financial Officer