Form 10-K
period 2002-12-31
CAPITAL TRUST INC
filed 2003-03-28
CIK 1061630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
                                                        Yes X         No __
                                                            -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                                        Yes  __        No  X
                                                                           -

                                  MARKET VALUE
                                  ------------

The aggregate market value of the outstanding Class A Common Stock held by non-affiliates of the registrant was approximately $46,051,000 as of June 28, 2002 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.

                                OUTSTANDING STOCK
                                -----------------

As of March 27, 2003 there were 16,278,563 outstanding shares of Class A Common Stock. The Class A Common Stock is listed on the New York Stock Exchange (trading symbol "CT"). Trading is reported in many newspapers as "CapTr".

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Part III incorporates information by reference from the registrant's definitive proxy statement to be filed with the Commission within 120 days after the close of the registrant's fiscal year.

-------------------------------------------------------------------------------

                               CAPITAL TRUST, INC.
-------------------------------------------------------------------------------

PART I
-------------------------------------------------------------------------------
                                                                           PAGE

Item 1.    Business                                                           1
Item 2.    Properties                                                         7
Item 3.    Legal Proceedings                                                  7
Item 4.    Submission of Matters to a Vote of Security Holders                7
-------------------------------------------------------------------------------

PART II
-------------------------------------------------------------------------------

Item 5.    Market for the Registrant's Common Equity and Related Security
                  Holder Matters                                              8
Item 6.    Selected Financial Data                                            9
Item 7.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                      10
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk        18
Item 8.    Financial Statements and Supplementary Data                       19
Item 9.    Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                   19
-------------------------------------------------------------------------------

PART III
-------------------------------------------------------------------------------

Item 10.   Directors and Executive Officers of the Registrant                20
Item 11.   Executive Compensation                                            20
Item 12.   Security Ownership of Certain Beneficial Owners and
                  Management                                                 20
Item 13.   Certain Relationships and Related Transactions                    20
Item 14.   Controls and Procedures                                           20
-------------------------------------------------------------------------------

PART IV
-------------------------------------------------------------------------------

Item 15.   Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K                                                21
-------------------------------------------------------------------------------

Signatures                                                                   25

Certifications                                                               26

Index to Consolidated Financial Statements                                  F-1

                                     PART I
-------------------------------------------------------------------------------

Item 1.        Business
-------------------------------------------------------------------------------

General
-------

Capital Trust, Inc. (the "Company") is an investment management and real estate finance company that specializes in providing structured capital solutions to owner/operators of commercial real estate. In December 2002, the Company's board of directors authorized an election to be taxed as a real estate investment trust ("REIT") for the 2003 tax year. The Company will continue to make, for its own account and as investment manager for the account of funds under management, loans and debt-related investments in various types of commercial real estate assets and operating companies.

Business and Investment Strategy
--------------------------------

The Company was created to take advantage of opportunities resulting from the rapid evolution of the real estate capital markets. Since its inception in 1997, the Company has designed and developed a fully integrated platform to provide flexible, value-added financing for large single properties, multiple-asset portfolios and real estate operating companies. The Company's current investment program emphasizes senior and junior mortgage loans, mezzanine loans secured by pledges of equity interests in the property owners, subordinated tranches of commercial mortgage backed securities ("CMBS"), and preferred and other direct equity investments. In general, the Company's investments are subordinate to other third-party senior financing, but senior to the owner/operator's equity in the property.

The Company is co-sponsor and exclusive investment manager of CT Mezzanine Partners II LP ("Fund II"), which ultimately raised total equity commitments of $845 million. The Company's business strategy is to continue to expand its investment management business by sponsoring other real estate related investment funds, and, following the investment period for Fund II, other commercial real estate mezzanine investment funds. The Company believes that these funds will generate additional investment management fees and incentive compensation tied to the performance of their portfolios of investments. The Company continues to manage its existing portfolio of balance sheet assets originated prior to the commencement of its investment management business and is positioned to selectively add to the Company's balance sheet investments by investing in a diverse array of real estate and investment management/finance-related assets and enterprises, including operating companies.

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

REIT Election
-------------

The Company intends to make the necessary election to be taxed as a REIT for the 2003 tax year. The Company will not undergo any fundamental changes in its business and will continue to make, for its own account and as investment manager for the account of funds under management, loans and debt-related investments in various types of commercial real estate and related assets. To the extent necessary, the Company will modify its investment program to originate or acquire loans and investments to produce a portfolio that meets the asset and income tests necessary to maintain the Company's qualification as a REIT. In order to accommodate the Company's REIT status, the legal structure of future investment funds sponsored by the Company may be different from the legal structure of the Company's existing investment funds.

One of the requirements to qualify as a REIT is the elimination of all of the Company's accumulated "earnings and profits" from all non-REIT qualifying years in which the Company operated as a regular corporation. The Company believes that it eliminated all such earnings and profits by actions taken in December 2002. The Company did so by triggering losses through the settlement of certain derivative hedging instruments, the disposition of a non-performing asset and the write-down of another non-performing asset.

In order to qualify as a REIT, five or fewer individuals may own no more than 50% of the class A common stock, par value $0.01 per share ("Class A Common Stock"), of the Company. As a means of facilitating compliance with such qualification, stockholders controlled by John R. Klopp, the chief executive officer and a director of the Company, Craig M. Hatkoff, a director of the Company, and trusts for the benefit of the family of Samuel Zell, the chairman of the board of directors of the Company, each sold 500,000 shares of Class A Common Stock to Stichting Pensioenfonds ABP in a transaction that closed on February 7, 2003. Following this transaction, the Company's largest five individual stockholders own in the aggregate less than 50% of the Company's Class A Common Stock. In connection with this transaction, the Company entered into a registration rights agreement with Stichting Pensioenfonds ABP pursuant to which the Company agreed to register for resale the purchaser's shares of Class A Common Stock.

In connection with the intended REIT election, the Company has consolidated all of its management activities, including the investment management of Fund II and future third-party funds and the ongoing management of the Company itself, into its wholly owned subsidiary, CT Investment Management Co., LLC ("CTIMCO"), which will be operated as a taxable REIT subsidiary. The financial position and operations of CTIMCO will be consolidated into the financial position and operations of the Company, but presented as a separate segment. CTIMCO will serve as the Company's exclusive manager and all of the Company's employees will be directly employed by CTIMCO. Subject to the supervision of the Company's board of directors, CTIMCO will be responsible for the day-to-day operations pursuant to a management agreement. The Company expects to base the compensation, fees, expense reimbursements and other terms of the management agreement with CTIMCO upon the terms contained in the management agreements between externally managed publicly traded commercial mortgage REITs and their outside managers. The Company believes that this will produce a management agreement with terms comparable to those that could be obtained from unrelated parties on an arm's length basis. The Company believes that this corporate organizational structure will provide financial transparency for, and facilitate the separate valuation of, the Company's two business segments (to be established in 2003), which should provide the Company with more flexibility should it decide to sell or spin off CTIMCO's investment management business in the future. There are no present plans, proposals or understandings with respect to a sale or spin-off of the management business.

Also in connection with the Company's intended REIT election, the Company and affiliates of Citigroup Inc. modified their existing venture commenced in 2000 under which they co-sponsor and invest in a series of commercial real estate mezzanine funds managed by the Company. In January 2003, the Company purchased Citigroup's 75% interest in CT Mezzanine Partners I LLC ("Fund I") for a purchase price of approximately $38.4 million (including the assumption of liabilities). The Company also purchased from Citigroup stock purchase warrants exercisable for 8,528,467 shares of Class A Common Stock for a purchase price of approximately $2.1 million. Finally, the Company and Citigroup have agreed to amend the terms of the agreement governing their venture. Under the amended agreement, the Company will earn 100% of the base management fees derived from all funds under management and will receive 62 1/2% of the incentive management interests in future mezzanine funds co-sponsored with Citigroup pursuant to the amended venture agreement.

Developments During Fiscal Year 2002
------------------------------------

During fiscal year 2002, the Company continued to operate and develop the investment management business. The Company continues to service loans and investments for Fund I, a fund owned during fiscal year 2002 75% by affiliates of Citigroup and 25% by the Company, and to make and service loans and investments for Fund II. During 2002, Fund II added to its portfolio $549 million of loans and investments. As of December 31, 2002, Fund I held $50 million of loans in its portfolio, Fund II held $724 million of loans and investments in its portfolio and all loans in both portfolios were performing in accordance with the terms of their loan agreements. The Company earned approximately $10.1 million of management and advisory fees from its management of Fund I and Fund II during 2002. On January 1, 2003, the general partners of Fund II (affiliates of the Company and Citigroup) voluntarily reduced the management fees for the remainder of the investment period by 50% due to a lower than expected level of deployment of the Fund's capital. The Company expects approximately 40% of Fund II's committed capital to be invested at the end of the investment period on April 9, 2003, further reducing management fees from Fund II in 2003.

In December 2002, a Fund I loan for $26.0 million, which was in default and for which the accrual of interest had been suspended, was written down and distributed pro-rata to the Company and a Citigroup affiliate as the members of Fund I. Upon receipt of its pro-rata share of the loan with a face amount of $6,500,000, the Company disposed of the asset.

The Company's total asset base decreased from $678.8 million at December 31, 2001 to $385.0 million at December 31, 2002, primarily as a result of loan repayments and sales of CMBS. The Company also sold other available-for-sale securities, which had been purchased to maintain compliance with an exemption from being treated as an investment company under the Investment Company Act of 1940 (the "1940-Act") and were no longer needed to maintain compliance. In 2003, the Company does not expect a significant decrease in total assets as additional reductions in loans and investments from satisfactions will require the Company to purchase or originate additional 1940-Act qualifying assets.

Description of Business
-----------------------

General
-------

The Company is an investment management and real estate finance company that originates or acquires, for its own account and as investment manager for funds under management, loans and debt-related investments in various types of commercial real estate assets and operating companies. The Company believes that its investment management business allows the Company to access the private equity markets as a source of capital to fund its business and provides the potential for significant operating leverage, allowing the Company to grow earnings and to increase return on equity without simply incurring additional financial risk. The Company's current lending and investment activities are conducted principally through funds under management, although when consistent with its obligations to funds under management, the Company will invest for its own balance sheet.

Real Estate Lending and Investment Market
-----------------------------------------

The Company developed its current business to take advantage of opportunities resulting from the rapid evolution of the real estate capital markets. The most significant structural change is the continuing growth of the securitization of commercial mortgage loans, which results in certain borrowers being unable or unwilling to satisfy inflexible credit rating agency guidelines. The Company believes that these significant fundamental and structural changes in the commercial real estate capital markets are creating the need for mezzanine investment capital emphasized in the Company's investment program.

Investment Program
------------------

Whether for funds under management or for its own account, the Company seeks to generate returns from a portfolio of leveraged loans and investments. The Company's current investment program emphasizes, but is not limited to, the following general categories of real estate and finance-related assets:

     o Mortgage Loans. The Company originates or acquires senior and junior mortgage loans ("Mortgage Loans") to commercial real estate owners who require interim financing until permanent financing can be obtained. The Company's Mortgage Loans are generally not intended to be permanent in nature, but rather are intended to be relatively short-term in duration, with extension options as deemed appropriate, and typically require a balloon payment of principal at maturity. The Company may also originate and fund whole Mortgage Loans in which the Company intends to sell the senior tranche, thereby creating a Mezzanine Loan.

     o Mezzanine Loans. The Company originates or acquires high-yielding loans that are subordinate to first lien mortgage loans on commercial real estate and are secured either by a second lien mortgage or a pledge of the ownership interests in the borrowing property owner ("Mezzanine Loans"). Typically, Mezzanine Loans provide the capital representing the level between 60% and 90% of property value. Generally, the Company's Mezzanine Loans have a longer anticipated duration than its Mortgage Loans, are not intended to serve as transitional mortgage financing and can represent subordinated investments in real estate operating companies which may take the form of secured or unsecured debt, preferred stock and other hybrid instruments.

     o Subordinated Interests. The Company acquires rated and unrated investments in public and private subordinated tranches ("Subordinated Interests") of commercial collateralized mortgage obligations and other CMBS. Subordinated Interests represent the junior, subordinated classes of these securities, which typically have below investment grade ratings of "BB" or "B" from the rating agencies or are the unrated high-yielding credit support class.

     o Other Investments. The Company remains positioned to develop an investment portfolio of commercial real estate and investment management/finance-related assets meeting the Company's target risk/return profile. Except as limited by its role as investment manager to funds under management and by the requirements to maintain its qualification as a REIT, the Company is not limited in the kinds of commercial real estate and investment management/finance-related assets in which it can invest on balance sheet and believes that it is positioned to expand opportunistically its business. The Company may pursue investments in, among other assets, construction loans, distressed mortgages, foreign real estate and finance-related assets, operating companies, including investment managers and loan origination and loan servicing companies, and fee interests in real property (collectively, "Other Investments").

The Company's current investment program emphasizes floating rate loans and investments that generally provide unleveraged investment yields within a target range of 400 to 800 basis points above LIBOR. The Company may originate or acquire fixed rate loans and may make investments with yields that fall outside of the foregoing targeted investment yield range, but otherwise correspond to the level of risk perceived by the Company to be associated with such loans and investments. The Company has no predetermined limitations or targets for concentration of asset type or geographic location. Instead of adhering to any prescribed limits or targets, the Company makes acquisition decisions through asset and collateral analysis, evaluating investment risks on a case-by-case basis.

Sources of Financing and Use of Leverage
----------------------------------------

The Company seeks to maximize yield through the use of leverage, consistent with maintaining an acceptable level of risk, and therefore finances the loans and investments it holds and manages. The Company leverages assets through, among other things, borrowings under credit facilities, other secured and unsecured borrowings, and financing obtained through repurchase obligations. When the expected benefits outweigh the risks to the Company, such borrowings may have recourse to the Company or the fund in the form of guarantees or other obligations. If changes in market conditions cause the cost of such financing to increase relative to the income that can be derived from investments made with the proceeds thereof, the Company may reduce the amount of leverage it utilizes. Obtaining the leverage required to execute the current business plan requires the Company to maintain interest coverage ratios and other covenants mandated by current market underwriting standards. Sources of financing currently employed by the Company include the following:

     o Credit Facilities. The Company has a credit facility under which it can borrow funds to finance its balance sheet loan and investment assets. The $100 million credit facility provides the Company with adequate liquidity for its short-term needs.

     o Term Redeemable Securities Contract. In connection with the Company's original purchase of a CMBS portfolio from a commercial lender, the Company obtained financing for 70% of the purchase price, or $137.8 million, at a floating rate of LIBOR plus 50 basis points pursuant to a term redeemable securities contract with an affiliate of the seller. Upon maturity of this term redeemable securities contract in February 2002, the Company entered into a new term redeemable securities contract with the same counterparty, which allows for a maximum financing of $75 million. The new term redeemable securities contract has a two-year term with an automatic one-year amortizing extension option, if not otherwise extended, and is utilized to finance certain loans held by the Company.

     o Repurchase Obligations. At December 31, 2002, the Company had repurchase obligations outstanding with two counterparties to finance the available-for-sale securities and the assets remaining in the CMBS portfolio discussed above. The Company may enter into other such obligations under which the Company would sell assets to a third party with the commitment that the Company repurchase such assets from the purchaser at a fixed price on an agreed date. Repurchase obligations may be characterized as loans to the Company from the other party, with underlying assets securing them. The repurchase price reflects the purchase price plus an agreed market rate of interest, which is generally paid on a monthly basis.

Leverage creates an opportunity for increased income, but at the same time creates special risks. For example, leverage magnifies changes in the net worth of the Company or the funds that it manages. Although the amount owed will be fixed, the assets may change in value during the time the debt is outstanding. Leverage creates interest expense that can exceed the revenues from the leveraged assets. To the extent the rate of return derived from assets acquired with borrowed funds exceeds the rate of interest expense incurred, net income will be greater than if borrowed funds had not been used. Conversely, if the revenues from the assets acquired with borrowed funds are not sufficient to cover the cost of borrowing, net income will be less than if borrowed funds had not been used.

The Company utilizes leverage to enhance yields for both its own account and as investment manager for the account of funds under management. The Company expects that future investment funds sponsored by the Company will utilize leverage to enhance yields, although the extent to which leverage will be utilized will depend on the investment parameters of the product offered to investors. At December 31, 2002, the Company's debt-to-equity ratio (treating the Convertible Trust Preferred Securities as a component of equity) was 1.16:1.

Interest Rate Management Techniques
-----------------------------------

The Company has engaged in and will continue to engage in a variety of interest rate management techniques for the purpose of managing the effective interest rate and/or the value of its assets and/or liabilities. Any such transaction is subject to risks and may limit the potential earnings on loans and real estate investments. Such techniques include, but are not limited to, interest rate swaps (the exchange of fixed-rate payments and floating-rate payments) and interest rate caps. The Company employs the use of correlated hedging strategies to limit the effects of changes in interest rates on its operations, including engaging in interest rate swaps and interest rate caps to minimize its exposure to changes in interest rates. The Company has adopted accounting policies under which such derivatives will impact either or both shareholders' equity or net income depending on the extent to which components of interest rate risk are hedged. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Adoption of Statement of Financial Accounting Standards No. 133."

Competition
-----------

The Company is engaged in a highly competitive business. The Company competes for loan and investment opportunities with numerous public and private real estate investment vehicles, including financial institutions, mortgage banks, pension funds, opportunity funds, REITs and other institutional investors, as well as individuals. Many competitors are significantly larger than the Company, have well established operating histories and may have access to greater capital and other resources. In addition, the investment management industry is highly competitive and there are numerous well-established competitors possessing substantially greater financial, marketing, personnel and other resources than the Company. The Company competes with other investment management companies in attracting capital for funds under management.

Government Regulation
---------------------

The Company's activities, including the financing of its operations, are subject to a variety of federal and state regulations such as those imposed by the Federal Trade Commission and the Equal Credit Opportunity Act. In addition, a majority of states have ceilings on interest rates chargeable to customers in financing transactions.

Employees
---------

As of December 31, 2002, the Company employed 20 full-time professionals, one part-time professional and six other full-time employees. None of the Company's employees are covered by a collective bargaining agreement and management considers the relationship with its employees to be good.

-------------------------------------------------------------------------------

Item 2.        Properties
-------------------------------------------------------------------------------

The Company's principal executive and administrative offices are located in approximately 11,885 square feet of office space leased at 410 Park Avenue, 14th Floor, New York, New York 10022 and its telephone number is (212) 655-0220. The lease for such space expires in June 2008. The Company believes that this office space is suitable for its current operations for the foreseeable future.


-------------------------------------------------------------------------------

Item 3.        Legal Proceedings
-------------------------------------------------------------------------------

The Company is not a party to any material litigation or legal proceedings, or to the best of its knowledge, any threatened litigation or legal proceedings, which, in the opinion of management, individually or in the aggregate, would have a material adverse effect on its results of operations or financial condition.


-------------------------------------------------------------------------------

Item 4.        Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------------------------

The Company did not submit any matters to a vote of security holders during the fourth quarter.

                                     PART II
-------------------------------------------------------------------------------

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters
-------------------------------------------------------------------------------

The Company's class A common stock, par value $0.01 per share ("Class A Common Stock") is listed on the New York Stock Exchange ("NYSE"). The trading symbol for the Class A Common Stock is "CT". The Company had 1407 stockholders-of-record at March 28, 2003.

The table below sets forth, for the calendar quarters indicated, the reported high and low sale prices of the Class A Common Stock as reported on the NYSE based on published financial sources.

                                                            High         Low
            2000
            First Quarter...................................$4.875     $3.5625
            Second Quarter.................................. 4.125      3.25
            Third Quarter................................... 4.6875     3.75
            Fourth Quarter.................................. 4.9375     4.00

            2001
            First Quarter................................... 4.85       4.10
            Second Quarter.................................. 6.50       4.11
            Third Quarter................................... 6.50       5.00
            Fourth Quarter.................................. 5.76       4.70

            2002
            First Quarter................................... 5.75       5.00
            Second Quarter.................................. 5.20       4.70
            Third Quarter................................... 5.25       4.45
            Fourth Quarter.................................. 5.31       4.24

No dividends were paid on the Class A Common Stock in 2000, 2001 or 2002. With its election to become a REIT, the Company expects to declare and pay dividends on its Class A Common Stock beginning in the first quarter of 2003. The Company's policy with respect to dividends for 2003 is to distribute at least 90% of its taxable earnings to its stockholders.

-------------------------------------------------------------------------------

Item 6.        Selected Financial Data
-------------------------------------------------------------------------------

The following selected financial data has been derived from the Company's historical financial statements as of and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998. Prior to March 8, 2000, the Company did not serve as investment manager for any funds under management and only the Company's historical financial information, as of and for the years ended December 31, 2002, 2001 and 2000 reflect any operating results from its investment management business. For these reasons, the Company believes that, except for the information for the years ended December 31, 2002, 2001 and 2000, the following information is not indicative of the Company's current business.



                                                        Years Ended December 31,
                                            --------------------------------------------------
                                              2002      2001       2000      1999       1998
                                            --------- --------- --------- --------  ----------
                                                 (in thousands, except for per share data)
STATEMENT OF OPERATIONS DATA:
REVENUES:
Interest and investment income..........      $47,207   $67,728   $88,433   $89,839   $63,954
Income / (loss) from equity investments in
  affiliated Funds......................       (2,534)    2,991     1,530       --         --
Advisory and investment banking fees....        2,207       277     3,920    17,772    10,311
Management and advisory fees from Funds.       10,123     7,664       373       --         --
                                            --------- --------- --------- ----------- --------
  Total revenues........................       57,003    78,660    94,256    107,611   74,265
                                            --------- --------- --------- ----------- --------
OPERATING EXPENSES:
Interest expense........................       17,992    26,348    36,931    39,791    27,665
General and administrative expenses.....       13,996    15,382    15,439    17,345    17,045
Depreciation and amortization...........          992       909       902       345       249
Net unrealized (gain) / loss on derivative
  securities and corresponding hedged risk
  on CMBS Securities....................      (21,134)      542        --        --        --
Net realized (gain) / loss on sale of fixed
  assets, investments and settlement of
  derivative securities.................       28,715        --        64       (35)       --
Provision for / (recapture of) allowance
  for possible credit losses                   (4,713)      748     5,478     4,103     3,555
                                            --------- --------- --------- ----------- ---------
  Total operating expenses..............       35,848    43,929    58,814    61,549    48,514
                                            --------- --------- --------- ----------- ---------
Income / (loss) before income tax expense
  and
  distributions and amortization on
  Convertible
  Trust Preferred Securities............       21,155    34,731    35,442    46,062    25,751
Income tax expense......................       22,438    16,882    17,760    22,020     9,367
                                            --------- --------- --------- ----------- --------
Income / (loss) before distributions
  and amortization on Convertible Trust
  Preferred Securities..................       (1,283)   17,849    17,682    24,042    16,384
Distributions and amortization on
  Convertible Trust
  Preferred Securities, net of income tax
  benefit...............................        8,455     8,479     7,921     6,966     2,941
                                            --------- --------- --------- ----------- --------
NET INCOME / (LOSS).....................       (9,738)    9,370     9,761    17,076    13,443
Less: Preferred Stock dividend and
  dividend requirement..................           --       606     1,615     2,375     3,135
                                            --------- --------- --------- ----------- --------
Net income / (loss) allocable to Common
  Stock                                       $(9,738)   $8,764    $8,146    $14,701   $10,308
                                            ========= ========= ========= =========== ========
PER SHARE INFORMATION:
Net income / (loss) per share of Common
  Stock:
    Basic...............................      $ (0.54)  $  0.43   $  0.35   $  0.69   $  0.57
                                            ========= ========= ========= =========== ========
    Diluted.............................      $ (0.54)  $  0.37   $  0.33   $  0.55   $  0.44
                                            ========= ========= ========= =========== ========
Weighted average shares of Common
  Stock outstanding:
    Basic...............................      18,026     20,166    23,171    21,334    18,209
                                            ========= ========= ========= =========== ========
    Diluted.............................      18,026     36,124    29,692    43,725    30,625
                                            ========= ========= ========= =========== ========

                                                           As of December 31,
                                            --------------------------------------------------
                                              2002       2001       2000      1999      1998
                                            --------- --------- --------- ---------- ---------
BALANCE SHEET DATA:
Total assets............................     $384,976  $678,800  $644,392  $827,808  $766,438
Total liabilities.......................      211,932   428,231   338,584   522,925   472,207
Convertible Trust Preferred Securities..       88,988   147,941   147,142   146,343   145,544
Stockholders' equity....................       84,056   102,628   158,666   158,540   148,687


-------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------

Introduction
-----------

The Company is an investment management and real estate finance company that operated principally as a balance sheet lender until the commencement of its investment management business in March 2000. The results for the years ended December 31, 2002, 2001 and 2000 reflect both balance sheet lending and the investment management business. In December 2002, the Company's board of directors authorized an election to be taxed as a REIT for the 2003 tax year. The Company will continue to make, for its own account and as investment manager for the account of funds under management, loans and debt-related investments in various types of commercial real estate assets and operating companies.

Prior to July 1997, the Company operated as a REIT, originating, acquiring, operating and holding income-producing real property and mortgage-related investments. The Company is the successor to Capital Trust, a California business trust, following consummation of the reorganization on January 28, 1999, pursuant to which the predecessor ultimately merged with and into the Company, which thereafter continued as the surviving Maryland corporation with a capital structure that closely mirrored the capital structure of the predecessor. Unless the context otherwise requires, hereinafter references to the business, assets, liabilities, capital structure, operations and affairs of the Company include those of the predecessor prior to the reorganization.

On March 8, 2000, the Company entered into a venture with Citigroup to co-sponsor, commit to invest capital in and manage high-yield commercial real estate mezzanine investment funds. Pursuant to the venture agreement, the Company and Citigroup co-sponsored Fund I and Fund II, which ultimately raised total equity commitments of $845.2 million, including equity commitments of $49.7 million and $198.9 million from the Company and Citigroup, respectively. The Company earned $9.6 million of basic management and advisory fees from its management of Fund II in 2002. On January 1, 2003, the general partners of Fund II (affiliates of the Company and Citigroup) voluntarily reduced the management fees for the remainder of the investment period by 50% due to a lower than expected level of deployment of the Fund's capital. The Company expects approximately 40% of Fund II's committed capital to be invested at the end of the investment period on April 9, 2003, further reducing management fees from Fund II in 2003. The Company is also entitled to receive incentive payments from Fund II if the return on invested equity is in excess of 10%. The amount of any such payments is not determinable at December 31, 2002 and as such, no amount has been accrued as income for such potential payments in the financial statements. Potential incentive payments received as Fund II winds down could result in significant additional income from operations in certain periods during which such payments can be recorded as income.

In 2001 and 2002 in connection with the organization of Fund I and Fund II, the Company issued to affiliates of Citigroup warrants to purchase 8,528,467 shares of Class A Common Stock. At December 31, 2002, all such warrants had a $5.00 per share exercise price, were exercisable and were to expire on March 8, 2005. In January 2003, the Company purchased all of the warrants outstanding from the affiliates of Citigroup for $2.1 million.

The Company's current lending and investment activities are conducted principally through funds under management. Until the end of the investment period for Fund II on April 9, 2003, the Company generally will not originate or acquire loans or CMBS directly for its own balance sheet portfolio. After the investment period for Fund II, the Company plans to originate loans or purchase investments for its own account as permitted by future funds under management. The Company will also use its available working capital to make contributions to Fund II or any other funds as and when required by the capital commitments to such funds. As a result, if the amount of the Company's maturing loans and investments increases significantly before excess capital is invested in Fund II or other funds, or otherwise accretively deployed, the Company may experience shortfalls in revenues and lower earnings until offsetting revenues are derived from funds under management or other sources. In 2003, the Company does not expect a significant decrease in total assets as additional reductions in loans and investments from satisfactions will require the Company to purchase or originate additional 1940-Act qualifying assets.

Developments with and Contributions to Funds
--------------------------------------------

The Company's investment in Fund I at December 31, 2002 is $10.0 million. Since December 31, 2001, the Company has not made any equity contributions to Fund I and has received $10.1 million as a return of equity. As of December 31, 2002, Fund I has outstanding loans and investments totaling $50.2 million, all of which are performing in accordance with the terms of their agreements. One loan for $26.0 million, which was in default and for which the accrual of interest had been suspended, was written and distributed pro-rata to the members in December 2002. Upon receipt of its pro-rata share of the loan with a face amount of $6,500,000, the Company disposed of the asset.

Since December 31, 2001, the Company has made equity contributions to Fund II of $5.2 million and equity contributions to Fund II's general partner of $823,000. The Company's remaining equity commitment to Fund II and its general partner is $39.9 million. The Company's investment in Fund II and its general partner at December 31, 2002 is $18.9 million. As of December 31, 2002, Fund II has outstanding loans and investments totaling $723.5 million, all of which are performing in accordance with the terms of their agreements.

The Company has capitalized costs of $8,528,000 that are being amortized over the anticipated lives of the Funds.

Results of Operations for the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------

The Company reported a net loss allocable to shares of Common Stock of $9,738,000 for the year ended December 31, 2002, a decrease of $18,502,000 from the net income allocable to shares of Common Stock of $8,764,000 for the year ended December 31, 2001. This decrease was primarily the result of the inability to utilize capital losses generated in 2002 to reduce current taxes, the write-down of deferred tax assets as a result of the decision to elect REIT status, the settlement of three cash flow hedges resulting in a $6.7 million charge to earnings, the write-down of a loan in Fund I which caused a loss from equity investments in Funds and decreased net interest income from loans and other investments. These decreases were partially offset by increased advisory and investment management fees, a recapture of the allowance for possible credit losses and the elimination of the Preferred Stock dividend. The Company expects additional reductions in interest and related income due to declining interest earning assets that may not be offset by increased income from investment management operations.

Interest and related income from loans and other investments amounted to $47,079,000 for the year ended December 31, 2002, a decrease of $20,254,000 from the $67,333,000 amount for the year ended December 31, 2001. Average interest earning assets decreased from approximately $570.6 million for the year ended December 31, 2001 to approximately $473.7 million for the year ended December 31, 2002. The average interest rate earned on such assets decreased from 11.8% in 2001 to 9.9% in 2002. During the year ended December 31, 2002, the Company recognized $1.6 million in additional income on the early repayment of loans, while during the year ended December 31, 2001, the Company recognized $4.8 million in additional income on the early repayment of loans. Without this additional interest income, the earning rate for 2002 would have been 9.6% versus 11.0% for 2001. LIBOR rates averaged 1.8% for the year ended December 31, 2002 and 3.9% for the year ended December 31, 2001, a decrease of 2.1%. Since substantial portions of the Company's assets earn interest at fixed-rates, the decrease in the average earning rate did not correspond to the full decrease in the average LIBOR rate.

Interest and related expenses amounted to $17,969,000 for the year ended December 31, 2002, a decrease of $8,269,000 from the $26,238,000 amount for the year ended December 31, 2001. The decrease in expense was due to a decrease in the amount of average interest bearing liabilities outstanding from approximately $321.8 million for the year ended December 31, 2001 to approximately $260.0 million for the year ended December 31, 2002, and a decrease in the average rate paid on interest bearing liabilities from 8.2% to 6.9% for the same periods. The decrease in the average rate is substantially due to the increased use of repurchase agreements as debt in 2002 at lower spreads to LIBOR than the credit facilities utilized in 2001 and the decrease in the average LIBOR rate. Due to the decrease in total debt, the percentage of debt that has been swapped to fixed rates in 2002 increased, partially offsetting the previously discussed decreases in floating rates.

The Company also utilized proceeds from the $150.0 million of Convertible Trust Preferred Securities, which were issued on July 28, 1998 to finance its interest-earning assets. During the years ended

December 31, 2002 and 2001, the Company recognized $8,455,000 and $8,479,000, respectively, of net expenses related to its outstanding Convertible Trust Preferred Securities. This amount consisted of distributions to the holders totaling $14,439,000 and $15,237,000, respectively, and amortization of discount and origination costs totaling $1,305,000 and $799,000, respectively, during the years ended December 31, 2002 and 2001. This was partially offset by a tax benefit of $7,289,000 and $7,557,000 during the years ended December 31, 2002 and 2001, respectively. On April 1, 2002, in accordance with the terms of the securities, the blended rate on such securities increased from 10.16% to 11.21%. On October 1, 2002, after repayment of the Non-Convertible Amount (as discussed below), the rate on such securities is 10.00%. The increase in the amortization of discount and origination costs resulted from the recognition of the unamortized discount and fees on the Non-Convertible Amount expensed upon repayment of the Non-Convertible Amount on September 30, 2002.

During the year ended December 31, 2002, other revenues decreased $1,403,000 to $9,924,000 from $11,327,000 in the same period of 2001. During the second quarter of 2001, Fund II commenced operations, which accounted for approximately $2.6 million of additional management and advisory fees in 2002. The Company also recognized $2.0 million from the Company's final investment banking assignment. These increases were offset by the write-down of a $26 million loan in Fund I, which decreased income from equity investments in funds by approximately $6 million.

General and administrative expenses decreased $1,386,000 to $13,996,000 for the year ended December 31, 2002 from $15,382,000 for year ended December 31, 2001. The decrease in general and administrative expenses was primarily due to reduced executive compensation. The Company employed an average of 27 employees during both the year ended December 31, 2002 and the year ended December 31, 2001. The Company had 26 full-time employees and one part-time employee at December 31, 2002.

During the year ended December 31, 2002, the Company recaptured $4,713,000 of its previously established allowance for possible credit losses. The Company deemed this recapture necessary due to the substantial reduction in the loan portfolio and a general reduction in the default risk of the loans remaining based upon current conditions. After the recapture, the Company believes that the reserve is adequate based on the existing loans in the balance sheet portfolio.

For the year ended December 31, 2002 and 2001, the Company accrued income tax expense of $22,438,000 and $16,882,000, respectively, for federal, state and local income taxes. The increase (from 48.6% to 106.1%) in the effective tax rate was primarily due to capital losses being generated in 2002 that were not deductible for tax purposes in the current year and the reduction in deferred tax assets due to the uncertainty of use in the future. In December 2002, when the decision to elect REIT status for 2003 was complete, the Company wrote down its deferred tax asset to $1.6 million, due to the inability of the Company to utilize the recorded tax benefits in the future. The remaining $1.6 million deferred tax asset relates to future reversals of taxable income in subsidiaries which will be taxable REIT subsidiaries.

The preferred stock dividend and dividend requirement arose from previously issued shares of Class A Preferred Stock. Dividends accrued on these shares at a rate of 9.5% per annum on a per share price of $2.69. In the third quarter of 2000, 5,946,825 shares of Class A Preferred Stock were converted into an equal number of shares of Class A Common Stock thereby reducing the number of outstanding shares of Preferred Stock to 6,320,833 and the dividend requirement to $1,615,000 per annum. In 2001, the remaining shares of Preferred Stock were repurchased thereby eliminating the dividend requirement.

Results of Operations for the Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------

The Company reported net income allocable to shares of Common Stock of $8,764,000 for the year ended December 31, 2001, an increase of $618,000 from the net income allocable to shares of Common Stock of $8,146,000 for the year ended December 31, 2000. This increase was primarily the result of increased income from equity investments in the Funds and related investment management and consulting fees, reduced Preferred Stock dividends and a reduction in the provision for possible credit losses offset by decreased advisory and investment banking fees and decreased net interest income from loans and other investments.

Interest and related income from loans and other investments amounted to $67,333,000 for the year ended

December 31, 2001, a decrease of $20,352,000 from the $87,685,000 amount for the year ended December 31, 2000. Average interest earning assets decreased from approximately $681.5 million for the year ended December 31, 2000 to approximately $570.6 million for the year ended December 31, 2001. The average interest rate earned on such assets decreased from 12.8% in 2000 to 11.8% in 2001. During the year ended December 31, 2001, the Company recognized a $4.8 million in additional interest income on the early repayment of loans, while during the year ended December 31, 2000, the Company recognized $4.7 million in additional interest income on the early repayment of loans. Without this additional interest income and after adjustment of the 2000 rates for the effect of recognizing net swap payments in interest expense rather than interest income, the earning rate for 2001 would have been 11.0% versus 12.2% for 2000. The decrease in such core-earning rate is due to a decrease in the average LIBOR rate from 6.41% for 2000 to 3.88% for 2001 for the assets earning interest based upon a variable rate.

Interest and related expenses amounted to $26,238,000 for the year ended December 31, 2001, a decrease of $10,474,000 from the $36,712,000 amount for the year ended December 31, 2000. The decrease in expense was due to a decrease in the amount of average interest bearing liabilities outstanding from approximately $393.2 million for the year ended December 31, 2000 to approximately $321.8 million for the year ended December 31, 2001, and a decrease in the average rate paid on interest bearing liabilities from 9.2% to 8.2% for the same periods, after adjustment of the 2000 rates for the effect of recognizing net swap payments in interest expense rather than interest income. The decrease in the average rate is not consistent with the decrease in the average LIBOR rate for the same periods due to a change in the mix of interest bearing liabilities. In 2001, a higher percentage of the interest bearing liabilities are at a fixed rate, after adjusting for interest rate swaps, which, in the current low LIBOR rate environment, are at higher rates than that for variable rate interest-bearing liabilities.

During the years ended December 31, 2001 and 2000, the Company recognized $8,479,000 and $7,921,000, respectively, of net expenses related to its outstanding Convertible Trust Preferred Securities. This amount consisted of distributions to the holders totaling $15,237,000 and $14,246,000, respectively, and amortization of discount and origination costs totaling $799,000 and $799,000, respectively, during the years ended December 31, 2001 and 2000. This was partially offset by a tax benefit of $7,557,000 and $7,124,000 during the years ended December 31, 2001 and 2000, respectively. The terms of the Convertible Trust Preferred Securities were modified effective May 10, 2000 which resulted in the blended rate on such securities increasing from 8.25% to 10.16% on that date, accounting for the increase in expense in 2001.

During the year ended December 31, 2001, other revenues increased $4,756,000 to $11,327,000 from $6,571,000 in the same period of 2000. During the second quarter of 2000, Fund I commenced operations and during the second quarter of 2001, Fund II commenced operations. This increase in other revenue is due to increased revenue from the Funds (management and advisory income in addition to the return on investment in the funds) offset by a reduction in advisory and investment banking fees.

Investment management and consulting fees from funds under management has increased significantly since the closing of Fund II. The Company earned $5,884,000 of investment management fees from Fund II and $1,015,000 of consulting fees from the general partner of Fund II in 2001. These additional fees account for the majority of the increase in investment management and consulting fees from 2000 to 2001.

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

The decrease in the provision for possible credit losses from $5,478,000 for the year ended December 31, 2000 to $748,000 for the year ended December 31, 2001 was due to the decrease in average earning assets as previously described. The Company did not add to the reserve for possible credit losses during the second, third or fourth quarter of 2001 as the Company believed that the reserve was adequate based on the existing loans and investments in the balance sheet portfolio.

For the year ended December 31, 2001 and 2000, the Company accrued income tax expense of $16,882,000 and $17,760,000, respectively, for federal, state and local income taxes. The decrease (from 50.1% to 48.6%) in the effective tax rate was primarily due to higher levels of compensation in excess of deductible limits in the prior year.

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

Liquidity and Capital Resources
--------------------------------

At December 31, 2002, the Company had $10,186,000 in cash. The primary sources of liquidity for the Company for 2003 will be cash on hand, cash generated from operations, principal and interest payments received on loans and investments and additional borrowings under the Company's credit facilities. The Company believes these sources of capital will adequately meet future cash requirements. The Company expects that during 2003, it will use a significant amount of its available capital resources to satisfy its capital contributions required in connection with its remaining equity commitment to Fund II and future funds. The Company intends to continue to employ leverage on its existing balance sheet assets to enhance its return on equity.

The Company experienced a net decrease in cash of $1,465,000 for the year ended December 31, 2002, compared to the net increase of $263,000 for the year ended December 31, 2001. Cash used by operating activities during the year ended December 31, 2002 was $23,988,000, compared to $12,769,000 provided during the same period of 2001. For the year ended December 31, 2002, cash provided by investing activities was $301,336,000, compared to $40,034,000 used in investing activities during the same period in 2001 as the Company experienced significant loan and investment repayments in both years but purchased significant levels of available-for-sale securities in 2001. The Company utilized the cash received on loan repayments in both years to reduce borrowings under its credit facilities and entered into repurchase obligations to finance the purchase of available-for-sale securities in 2001 which accounted for the majority of the change in the net cash provided by financing activities from $27,528,000 in 2001 to the $278,813,000 of cash used in financing activities in the same period of 2002.

Since December 31, 2001, the Company has not originated or purchased any new loans and has no future commitments under any existing loans. The Company received full satisfaction of three loans totaling $90.0 million and partial repayments on five loans totaling $46.2 million in 2002. At December 31, 2002, the Company had outstanding loans totaling approximately $116.3 million and held CMBS and other available-for-sale securities of $155.8 million and $65.2 million, respectively.

In 2000, the Company announced an open market share repurchase program under which the Company may purchase, from time to time, up to two million shares of the Company's Class A Common Stock. Since that time the authorization has been increased by the board of directors to purchase cumulatively up to 7,100,770 shares of Class A Common Stock. As of December 31, 2002, the Company had purchased and retired, pursuant to the program, 4,902,470 shares of Class A Common Stock at an average price of $4.36 per share (including commissions). Also, during fiscal year 2001, the Company repurchased 830,701 shares of Class A Common Stock, all 2,755,186 outstanding shares of Class B Common Stock and all 6,320,833 outstanding shares of Preferred Stock in three privately negotiated transactions outside the open market share repurchase program. The Company has and will continue to fund share repurchases with available cash.

At December 31, 2002, the Company was party to a credit facility with a commercial lender that provides for a total of $100 million of credit. The facility matures in July 2003, with an automatic nine-month amortizing extension option, if not otherwise extended. At December 31, 2002, the Company had outstanding borrowings under the credit facility of $40,000,000, and had unused potential credit of $60,000,000. The credit facility provides the Company with adequate liquidity for its short-term needs.

The credit facility provides for advances to fund lender-approved loans and investments made by the Company. The obligations of the Company under the credit facility are required to be secured by pledges of the assets originated or acquired by the Company with advances under the credit facility. Borrowings under the credit facility bear interest at specified rates over LIBOR, which rates may fluctuate, based upon the credit quality of the pledged assets. Future repayments and redrawdowns of amounts previously subject to the drawdown fee will not require the Company to pay any additional fees. The credit facility provides for margin calls on asset-specific borrowings in the event of asset quality and/or market value deterioration as determined under the credit facility. The credit facility contains customary representations and warranties, covenants and conditions and events of default.

On February 28, 2002, the Company's then existing $355 million credit facility matured and the term redeemable securities contract became due and settled, upon which events the Company entered into a new term redeemable securities contract and two new repurchase obligations. The new term redeemable securities contract, with the same counterparty, allows for a maximum financing of $75 million. The new term redeemable securities contract has a two-year term with an automatic one-year amortizing extension option, if not otherwise extended. The Company has no borrowings against the term redeemable securities contract at December 31, 2002.

At December 31, 2002, the Company also has outstanding repurchase obligations of $160,056,000. The average interest rate in effect for the repurchase obligations outstanding at December 31, 2002 was 1.90%. The Company expects to enter into new repurchase obligations at their maturity.

In July 1998, the Company issued $150 million aggregate liquidation amount Convertible Trust Preferred Securities through the Company's consolidated statutory trust subsidiary, CT Convertible Trust I (the "Trust"), which were and originally represented an undivided beneficial interest in the assets of the Trust that consisted solely of the Company's $154,650,000 aggregate principal amount 8.25% step up convertible junior subordinated debentures that were concurrently issued and sold to the Trust. The Convertible Trust Preferred Securities were modified in May 2000 in a transaction pursuant to which the outstanding securities were canceled and new variable step up Convertible Trust Preferred Securities with an aggregate liquidation amount of $150 million ("Convertible Trust Preferred Securities") were issued to the holders of the canceled securities in exchange therefore, and the original underlying convertible debentures were canceled and new 8.25% step up convertible junior subordinated debentures in the aggregate principal amount of $92,524,000 (the "Convertible Debentures") and new 13% step up non-convertible junior subordinated debentures in the aggregate principal amount of $62,126,000 (the "Non-Convertible Debentures" and together with the Convertible Debentures, the "Debentures") were issued to the Trust, as the holder of the canceled bonds, in exchange therefore. The liquidation amount of the Convertible Trust Preferred Securities is divided into $89,742,000 of convertible amount (the "Convertible Amount") and $60,258,000 of non-convertible amount (the "Non-Convertible Amount"), the distribution, redemption and, as applicable, conversion terms of which, mirror the interest, redemption and, as applicable, the conversion terms of the Convertible Debentures and the Non-Convertible Debentures, respectively, held by the Trust.

Distributions on the Convertible Trust Preferred Securities are payable quarterly in arrears on each calendar quarter-end and correspond to the payments of interest made on the Debentures, the sole assets of the Trust. Distributions are payable only to the extent payments are made in respect to the Debentures. The Convertible Trust Preferred Securities initially bore a blended coupon rate of 10.16% per annum which rate varies as the proportion of the outstanding Convertible Amount to the outstanding Non-Convertible Amount changes and steps up in accordance with the coupon rate step up terms applicable to the Convertible Amount and the Non-Convertible Amount.

The Convertible Amount bore a coupon rate of 8.25% per annum through March 31, 2002 and increased on April 1, 2002 to the greater of (i) 10.00% per annum, increasing by 0.75% on October 1, 2004 and on each October 1 thereafter or (ii) a percentage per annum equal to the quarterly dividend paid on a common share multiplied by four and divided by $7.00. The Convertible Amount is convertible into shares of Class A Common Stock, in increments of $1,000 in liquidation amount, at a conversion price of $7.00 per share. The Convertible Amount is redeemable by the Company, in whole or in part, on or after September 30, 2004. The Non-Convertible Amount bore a coupon rate of 13.00% per annum through September 30, 2002, when the Company redeemed the entire Non-Convertible Amount.

In December 2002, in order to reduce interest rate derivatives to proper levels based on expected debt levels for 2003, the Company settled all of its then outstanding derivative securities. The Company also entered into two new interest rate cash flow swaps with a notional value of $109 million. These cash flow interest rate swaps effectively convert floating rate debt to fixed rate debt, which is utilized to finance assets which earn interest at fixed rates.

Investment Company Act of 1940
------------------------------

In the quarter ended March 31, 2002, to remain in compliance with 1940-Act, the Company purchased $40.0 million of Federal Home Loan Mortgage Corporation Gold fixed rate whole pool mortgage-backed securities. To finance this purchase, the Company entered into a repurchase obligation that currently matures in April 2003 and is expected to be extended monthly thereafter. In total, the Company sold four Federal Home Loan Mortgage Corporation Gold fixed rate securities with a market value of $65.2 million at December 31, 2002 and the Company has a liability, representing the obligation to repurchase these assets, for $63.1 million.

The Company continuously analyzes its investments and will adjust levels of 1940-Act qualified assets when and if required for compliance purposes. As a result of this analysis and due to favorable market conditions, in June 2002, the Company sold three Federal Home Loan Mortgage Corporation Gold fixed rate whole pool mortgage-backed securities due September 1, 2031 with an amortized cost of $75,006,000 and completed three sales of CMBS in two issues with a basis of $31,012,000. The Company recognized a net realized gain of $711,000 in conjunction with these sales. The Company also received full payment on three other CMBS issues that it held with a face value of $36.5 million.

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

Financial reporting for hedges characterized as fair value hedges and cash flow hedges are different. For those hedges characterized as a fair value hedge, the changes in fair value of the hedge and the hedged item are reflected in earnings each quarter. In the case of the fair value hedge, the Company is hedging the component of interest rate risk that can be directly controlled by the hedging instrument, and it is this portion of the hedged assets that is recognized in earnings. The non-hedged balance is classified as an available-for-sale security consistent with SFAS No. 115, and is reported in accumulated other comprehensive income. For those hedges characterized as cash flow hedges, the unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or in earnings, depending on the type of hedging relationship. In accordance with SFAS No. 133, on December 31, 2002, the derivative financial instruments were reported at their fair value as interest rate hedge liabilities of $1,822,000.

The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap and cap agreements, although it does not anticipate such non-performance. The counterparties would bear the interest rate risk of such transactions as market interest rates increase.

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

Important factors that the Company believes might cause actual results to differ from any results expressed or implied by these forward-looking statements are discussed in the cautionary statements contained in Exhibit 99.1 to this Form 10-K which are incorporated herein by reference. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-K.

-------------------------------------------------------------------------------

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

The  following  table  provides   information  about  the  Company's   financial
instruments that are sensitive to changes in interest rates at December 31, 2002. For financial assets and debt obligations, the table presents cash flows to the expected maturity and weighted-average interest rates based upon the current carrying values. For interest rate swaps, the table presents notional amounts and weighted-average fixed pay and variable receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted-average variable rates are based on rates in effect as of the reporting date.


                                                         Expected Maturity Dates
                                  ----------------------------------------------------------------------
                                    2003      2004      2005      2006      2007    Thereafter  Total    Fair Value
                                    ----      ----      ----      ----      ----    ----------  -----    ----------
                                                    (dollars in thousands)
Assets:
Available-for sale
 securities
   Fixed Rate                     $ 24,566   $ 20,147   $ 9,784 $  4,423   $ 1,997  $  1,638   $ 62,555  $65,233
     Average interest rate           6.07%      6.07%     6.07%    6.07%     6.07%     6.07%      6.07%

CMBS
   Fixed Rate                          --        --        --   $  7,811   $  135   $201,024   $208,970  $155,780
      Average interest rate            --        --        --     10.03%     8.38%    11.99%     11.91%

Loans receivable
   Fixed Rate                          --        --        --        --    $39,382  $ 49,331   $ 88,713  $ 96,794
      Average interest rate            --        --        --        --     11.30%    11.99%     11.68%

   Variable Rate                  $ 19,727   $  4,667   $   667  $   667   $   667  $  5,888   $ 32,283  $ 30,555
      Average interest rate         11.51%      1.00%     6.97%    6.97%     6.97%     6.97%      8.88%

Liabilities:
Credit Facilities
   Variable Rate                       --    $40,000       --        --        --        --    $ 40,000  $ 40,000
      Average interest rate            --      4.72%       --        --        --        --       4.72%

Repurchase obligations
   Variable Rate                  $160,056       --        --        --        --        --    $160,056  $160,056
      Average interest rate          2.03%       --        --        --        --        --       2.03%

Convertible Trust
 Preferred Securities
   Fixed Rate                          --        --        --    $89,742       --        --    $ 89,742  $88,988
      Average interest rate            --        --        --     10.00%       --        --      10.00%

Interest rate swaps
     Notional amounts                  --        --        --        --        --   $109,000   $109,000  $(1,822)
     Average fixed pay rate            --        --        --        --        --      4.24%      4.24%
       Average variable receive rate   --        --        --        --        --      1.42%      1.42%



-------------------------------------------------------------------------------

Item 8.        Financial Statements and Supplementary Data
-------------------------------------------------------------------------------

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


 ------------------------------------------------------------------------------

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------------

    None

                                    PART III
-------------------------------------------------------------------------------

Item 10.       Directors and Executive Officers of the Registrant
-------------------------------------------------------------------------------

     The information required by Items 401 and 405 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 30, 2003, with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

-------------------------------------------------------------------------------

Item 11.       Executive Compensation
-------------------------------------------------------------------------------

     The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 30, 2003, with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

-------------------------------------------------------------------------------

Item 12.       Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------------

     The information required by Items 201(a) and 403 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 30, 2003, with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.
-------------------------------------------------------------------------------

Item 13.              Certain Relationships and Related Transactions
-------------------------------------------------------------------------------

     The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 30, 2003, with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.
-------------------------------------------------------------------------------

Item 14.       Controls and Procedures
-------------------------------------------------------------------------------

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out within 90 days prior to the filing of this annual report. This evaluation was made under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company's evaluation.

                                     PART IV
-------------------------------------------------------------------------------

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------

(a) (1)        Financial Statements
-------        --------------------

               See the accompanying Index to Financial Statement Schedule on page F-1.

(a) (2)        Consolidated Financial Statement Schedules
-------        ------------------------------------------

               None.

     All schedules have been omitted because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

(a) (3)        Exhibits
-------        --------


                                  EXHIBIT INDEX

 Exhibit
 Number                                    Description
 -------                                   -----------


   2.1 Agreement and Plan of Merger, by and among Capital Trust, Capital Trust, Inc. and the Captrust Limited Partnership, dated as of November 12, 1998 (filed as Exhibit 2.1 to Capital Trust, Inc.'s Current Report on Form 8-K (File No. 1-14788) filed on January 29, 1999 and incorporated herein by reference).

   3.1 Charter of the Capital Trust, Inc. (filed as Exhibit 3.1 to Capital Trust, Inc.'s Registration Statement on Form S-3 (File No. 333-103662) filed on March 7, 2003 and incorporated herein by reference).

   3.2      Amended  and  Restated  By-Laws of  Capital  Trust,  Inc.  (filed as
            Exhibit 3.2 to Capital Trust, Inc.'s Current Report on Form 8-K (File No. 1-14788) filed on January 29, 1999 and incorporated herein by reference).

   +10.1 Capital Trust, Inc. Amended and Restated 1997 Long-Term Incentive Stock Plan ("Incentive Stock Plan") (filed as Exhibit 10.1 to Capital Trust, Inc.'s Current Report on Form 8-K (File No. 1-14788) filed on January 29, 1999 and incorporated herein by reference) as amended by Amendment No. 1 to Incentive Stock Plan (filed as Exhibit 10.3.b to Capital Trust, Inc.'s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference).

   +10.2 Capital Trust, Inc. Amended and Restated 1997 Non-Employee Director Stock Plan (filed as Exhibit 10.2 to Capital Trust, Inc.'s Current Report on Form 8-K (File No. 1-14788) filed on January 29, 1999 and incorporated herein by reference).

   +10.3    Capital  Trust,  Inc.  1998 Employee  Stock  Purchase Plan (filed as
            Exhibit 10.3 to Capital Trust, Inc.'s Current Report on Form 8-K (File No. 1-14788) filed on January 29, 1999 and incorporated herein by reference).

   +10.4    Capital Trust, Inc. 1998 Non-Employee  Stock Purchase Plan (filed as
            Exhibit 10.4 to Capital Trust, Inc.'s Current Report on Form 8-K (File No. 1-14788) filed on January 29, 1999 and incorporated herein by reference).

 Exhibit
 Number                                    Description
 -------                                   -----------


   +10.5 Employment Agreement, dated as of July 15, 1997, by and between Capital Trust and John R. Klopp (filed as Exhibit 10.5 to Capital
            Trust's Registration Statement on Form S-1 (File No. 333-37271) filed on October 6, 1997 and incorporated herein by reference).

   +10.6 Termination Agreement, dated as of December 29, 2000, by and between Capital Trust, Inc. and Craig M. Hatkoff (filed as Exhibit 10.9 to Capital Trust, Inc.'s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference).

   +10.7 Consulting Agreement, dated as of January 1, 2001, by and between Capital Trust, Inc. and Craig M. Hatkoff (filed as Exhibit 10.10 to Capital Trust, Inc.'s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference).

   10.8 Agreement of Lease dated as of May 3, 2000, between 410 Park Avenue Associates, L.P., owner, and Capital Trust, Inc., tenant (filed as
            Exhibit 10.11 to Capital Trust, Inc.'s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference).

   10.9.a Amended and Restated Master Loan and Security Agreement, dated as of February 8, 2001, between Capital Trust, Inc. and Morgan Stanley Dean Witter Mortgage Capital Inc. (filed as Exhibit 10.14 to Capital Trust, Inc.'s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference) as amended by the First Amendment to Amended and Restated Master Loan and Security Agreement, dated as of July 16, 2001, between Capital Trust, Inc. and Morgan Stanley Dean Witter Mortgage Capital Inc. (filed as
            Exhibit 10.14.b to Capital Trust, Inc.'s Annual Report on Form 10-K (File No. 1-14788) filed on April 1, 2002 and incorporated herein by reference).

   o10.9.b Second Amendment to Amended and Restated Master Loan and Security Agreement, dated as of July 16, 2002, between Capital Trust, Inc. and Morgan Stanley Dean Witter Mortgage Capital Inc.

   o10.9.c Third Amendment to Amended and Restated Master Loan and Security Agreement, dated as of August 9, 2002, between Capital Trust, Inc. and Morgan Stanley Dean Witter Mortgage Capital Inc.

   10.10.a Amended and Restated CMBS Loan Agreement, dated as of February 8, 2001, between Capital Trust, Inc. and Morgan Stanley & Co.
            International Limited (filed as Exhibit 10.15 to Capital Trust, Inc.'s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference) as amended by the First Amendment to Amended and Restated CMBS Loan Agreement, dated as of July 16, 2001, between Capital Trust, Inc. and Morgan Stanley & Co. International Limited (filed as Exhibit 10.15.b to Capital Trust, Inc.'s Annual Report on Form 10-K (File No. 1-14788) filed on April 1, 2002 and incorporated herein by reference).

   o10.10.b Second Amendment to Amended and Restated CMBS Loan Agreement, dated as of July 16, 2002, between Capital Trust, Inc. and Morgan Stanley & Co. International Limited.

   o10.10.c Third Amendment to Amended and Restated CMBS Loan Agreement, dated as of August 9, 2002, between Capital Trust, Inc. and Morgan Stanley & Co. International Limited.

   10.11 Limited Liability Company Agreement of CT MP II LLC, by and among Travelers General Real Estate Mezzanine Investments II, LLC and CT-F2-GP, LLC, dated as of March 8, 2000 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

   10.12 Venture Agreement amongst Travelers Limited Real Estate Mezzanine Investments I, LLC, Travelers General Real Estate Mezzanine
            Investments II, LLC, Travelers Limited Real Estate Mezzanine Investments II, LLC, CT-F1, LLC, CT-F2-GP, LLC, CT-F2-LP, LLC, CT Investment Management Co., LLC and Capital Trust, Inc., dated as of March 8, 2000 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

 Exhibit
 Number                                    Description
 -------                                   -----------


   10.13 Guaranty of Payment, by Capital Trust, Inc. in favor of Travelers Limited Real Estate Mezzanine Investments I, LLC, Travelers General Real Estate Mezzanine Investments II, LLC and Travelers Limited Real Estate Mezzanine Investments II, LLC, dated as of March 8, 2000 (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

   10.14 Guaranty of Payment, by The Travelers Insurance Company in favor of Capital Trust, Inc., CT-F1, LLC, CT-F2-GP, LLC, CT-F2-LP, LLC and CT Investment Management Co., LLC, dated as of March 8, 2000 (filed as
            Exhibit 10.8 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

   10.15 Investment Management Agreement, by and among CT Investment Management Co., LLC, CT MP II LLC and CT Mezzanine Partners II L.P., dated as of March 8, 2000 (filed as Exhibit 10.9 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

   10.16 Modification Agreement, dated as of May 10, 2000, by and among Capital Trust, Inc., John R. Klopp and Sheli Z. Rosenberg, as Regular Trustees for CT Convertible Trust I, Vornado Realty L.P.,
            Vornado Realty Trust, EOP Operating Limited Partnership, Equity Office Properties Trust, and State Street Bank and Trust Company, as trustee for General Motors Employees Global Group Pension Trust (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on May 18, 2000 and incorporated herein by reference).

   10.17 Certificate of Trust of CT Convertible Trust I (filed as Exhibit 4.1 to Capital Trust's Current Report on Form 8-K (File No. 1-8063) filed on August 6, 1998 and incorporated herein by reference).

   10.18 Amended and Restated Indenture, dated as of May 10, 2000, between Capital Trust, Inc. and Wilmington Trust Company (filed as Exhibit
            10.3 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on May 18, 2000 and incorporated herein by reference).

   10.19 Amended and Restated Declaration of Trust, dated and effective as of May 10, 2000, by the Trustees (as defined therein), the Sponsor (as defined therein) and by the holders, from time to time, of undivided beneficial interests in the Trust (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on May 18, 2000 and incorporated herein by reference).

   10.20 Amended and Restated Preferred Securities Guarantee Agreement, dated as of May 10, 2000, by Capital Trust, Inc. and Wilmington Trust Company, as trustee, for the benefit of the Holders (as defined therein) from time to time of the Preferred Securities (as defined therein) of CT Convertible Trust I (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on May 18, 2000 and incorporated herein by reference).

   10.21 Guarantee Agreement, dated as of May 10, 2000, executed and delivered by Capital Trust, Inc., for the benefit of the Holders (as defined therein) from time to time of the Common Securities (as defined therein) of CT Convertible Trust I (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on May 18, 2000 and incorporated herein by reference).

   10.22 Registration Rights Agreement, dated as of July 28, 1998, among Capital Trust, Vornado Realty L.P., EOP Limited Partnership, Mellon Bank N.A., as trustee for General Motors Hourly-Rate Employes Pension Trust, and Mellon Bank N.A., as trustee for General Motors Salaried Employes Pension Trust (filed as Exhibit 10.2 to Capital Trust's Current Report on Form 8-K (File No. 1-8063) filed on August 6, 1998 and incorporated herein by reference).

 Exhibit
 Number                                    Description
 -------                                   -----------


   o10.23 Warrant Purchase Agreement, dated as of January 29, 2003, by and between Travelers Insurance Company, Citigroup Alternative Investments GP, LLC Citigroup Alternative Investments General Real Estate Mezzanine Investments II, LLC and Capital Trust, Inc.

   o10.24 Registration Rights Agreement, dated as of February 7, 2003, by and between Capital Trust, Inc. and Stichting Pensioenfonds ABP.

   o21.1    Subsidiaries of Capital Trust, Inc.

   o23.1    Consent of Ernst & Young LLP

   o99.1    Risk Factors

   *99.2    Certification  of Chief  Executive  Officer  pursuant  to 18  U.S.C.
            Section   1350,   as  adopted   pursuant   to  Section  906  of  the
            Sarbanes-Oxley Act of 2002.

   *99.3    Certification  of Chief  Financial  Officer  pursuant  to 18  U.S.C.
            Section   1350,   as  adopted   pursuant   to  Section  906  of  the
            Sarbanes-Oxley Act of 2002.
________________

     +    Represents a management contract or compensatory plan or arrangement.

     o    Filed herewith.

     * Pursuant to Commission Release No. 33-8212, this certification will be treated as "accompanying" this Annual Report on Form 10-K and not "filed" as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act, and such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the registrant specifically incorporates it by reference.


 (a)(4)       Report on Form 8-K
 ------       ------------------

    During the fiscal quarter ended December 31, 2002, the Registrant filed the following Current Report on Form 8-K:

        None

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2003                                 /s/ John R. Klopp
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

March 28, 2003                              /s/ Samuel Zell
-----------------------                     -----------------
Date                                        Samuel Zell
                                            Chairman of the Board of Directors

March 28, 2003                              /s/ John R. Klopp
-----------------------                     -----------------
Date                                        John R. Klopp
                                            Vice Chairman and Chief Executive
                                            Officer and Director

March 28, 2003                              /s/ Brian H. Oswald
------------------------                    -------------------
Date                                        Brian H. Oswald
                                            Chief Financial Officer

March 28, 2003                              /s/ Jeffrey A. Altman
------------------------                    ---------------------
Date                                        Jeffrey A. Altman, Director

March 28, 2003                              /s/ Thomas E. Dobrowski
------------------------                    -----------------------
Date                                        Thomas E. Dobrowski, Director

March 28, 2003                              /s/ Martin L. Edelman
------------------------                    ---------------------
Date                                        Martin L. Edelman, Director

March 28, 2003                              /s/ Gary R. Garrabrant
------------------------                    ----------------------
Date                                        Gary R. Garrabrant, Director

March 28, 2003                              /s/ Craig M. Hatkoff
------------------------                    --------------------
Date                                        Craig M. Hatkoff, Director

March 28, 2003                              /s/ Susan W. Lewis
------------------------                    ------------------
Date                                        Susan W. Lewis, Director
                                                                    -

March 28, 2003                              /s/ Sheli Z. Rosenberg
------------------------                    ----------------------
Date                                        Sheli Z. Rosenberg, Director

March 28, 2003                              /s/ Steven Roth
------------------------                    ----------------------
Date                                        Steven Roth, Director

March 28, 2003                              /s/ Lynne B. Sagalyn
------------------------                    ----------------------
Date                                        Lynne B. Sagalyn, Director

March 28, 2003                              /s/ Michael D. Watson
------------------------                    ---------------------
Date                                        Michael Watson, Director

                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, John R. Klopp, certify that:

1.      I have reviewed this annual report on Form 10-K of Capital Trust, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        (c)  presented  in  this  annual  report  our   conclusions   about  the
             effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


/s/ John R. Klopp
-----------------
John R. Klopp
Chief Executive Officer

                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Brian H. Oswald, certify that:

1.      I have reviewed this annual report on Form 10-K of Capital Trust, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        (c)  presented  in  this  annual  report  our   conclusions   about  the
             effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003


/s/ Brian H. Oswald
-------------------
Brian H. Oswald
Chief Financial Officer

                   Index to Consolidated Financial Statements





Report of Independent Auditors..............................................F-2


Audited Financial Statements

Consolidated Balance Sheets as of December 31, 2002 and 2001................F-3


Consolidated  Statements  of  Operations  for the years  ended
December 31, 2002, 2001 and 2000............................................F-4


Consolidated  Statements  of Changes in  Stockholders'  Equity
for the years ended December 31, 2002, 2001 and 2000........................F-5


Consolidated  Statements  of Cash  Flows for the  years  ended
December 31, 2002, 2001 and 2000............................................F-6


Notes to Consolidated Financial Statements..................................F-7

                         Report of Independent Auditors




The Board of Directors
Capital Trust, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Capital Trust, Inc. and Subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.



                                                  /s/ Ernst & Young LLP

New York, New York
February 14, 2003

                      Capital Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001
                      (in thousands, except per share data)


                                                                                2002                2001
                                                                           ----------------    ----------------
                                 Assets

  Cash and cash equivalents                                                  $     10,186         $    11,651
  Available-for-sale securities, at fair value                                     65,233             152,789
  Commercial mortgage-backed securities available-for-sale, at fair value         155,780             210,268
  Loans receivable, net of $4,982 and $13,695 reserve for possible credit losses at December 31, 2002 and December 31, 2001,
    respectively                                                                  116,347             248,088
  Equity investment in CT Mezzanine Partners I LLC ("Fund I"), CT
    Mezzanine Partners II LP ("Fund II") and CT MP II LLC ("Fund
    II GP") (together "Funds")                                                     28,974              38,229
  Deposits and other receivables                                                      431               1,192
  Accrued interest receivable                                                       4,422               4,614
  Deferred income taxes                                                             1,585               9,763
  Prepaid and other assets                                                          2,018               2,206
                                                                           ----------------    ----------------
Total assets                                                                 $    384,976         $   678,800
                                                                           ================    ================

               Liabilities and Stockholders' Equity

Liabilities:
  Accounts payable and accrued expenses                                      $      9,067         $     9,842
  Notes payable                                                                       --                  977
  Credit facilities                                                                40,000             121,211
  Term redeemable securities contract                                                 --              137,132
  Repurchase obligations                                                          160,056             147,880
  Deferred origination fees and other revenue                                         987               1,202
  Interest rate hedge liabilities                                                   1,822               9,987
                                                                           ----------------    ----------------
Total liabilities                                                                 211,932             428,231
                                                                           ----------------    ----------------

Company-obligated, mandatory redeemable, convertible trust preferred securities of CT Convertible Trust I, holding $89,742 of convertible
  8.25% junior subordinated debentures at December 31, 2002 and 2001 and $60,258 of non-convertible 13.00% junior
  subordinated debentures of Capital Trust, Inc. at December 31,
  2001 ("Convertible Trust Preferred Securities")                                  88,988             147,941
                                                                           ----------------    ----------------

Stockholders' equity:
  Class A 9.5% cumulative convertible preferred stock, $0.01 par value,
    $0.26 cumulative annual dividend, no shares authorized,
    issued or outstanding at December 31, 2002 and 2001 ("Class A
    Preferred Stock")                                                                 --                  --
  Class B 9.5% cumulative convertible non-voting preferred stock, $0.01 par value, $0.26 cumulative annual dividend, no shares authorized, issued or outstanding at December 31, 2002 and 2001 ("Class B
    Preferred Stock" and together with Class A Preferred Stock,
    "Preferred Stock")                                                                --                  --
  Class A common stock, $0.01 par value, 100,000 shares
    authorized, 16,216 and 18,332 shares issued and outstanding at
    December 31, 2002 and 2001, respectively                                          162                 183
  Class B common stock, $0.01 par value, 100,000 shares authorized, no shares issued and outstanding at December 31, 2002 and 2001
    ("Class B Common Stock")                                                          --                  --
  Restricted Class A Common Stock, $0.01 par value, 300 and 396 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively
    ("Restricted Class A Common Stock" and together with Class A
    Common Stock and Class B Common Stock, "Common Stock")                              3                   4
  Additional paid-in capital                                                      126,809             136,805
  Unearned compensation                                                              (320)               (583)
  Accumulated other comprehensive loss                                            (28,988)            (29,909)
  Accumulated deficit                                                             (13,610)             (3,872)
                                                                           ----------------    ----------------
Total stockholders' equity                                                         84,056             102,628
                                                                           ----------------    ----------------
Total liabilities and stockholders' equity                                   $    384,976        $    678,800
                                                                           ================    ================


          See accompanying notes to consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                     For the Years Ended December 31, 2002, 2001 and 2000
                      (in thousands, except per share data)


                                                             2002             2001             2000
                                                         -------------    -------------    --------------
Income from loans and other investments:
  Interest and related income                              $   47,079       $   67,333       $   87,685
  Less:  Interest and related expenses                        (17,969)         (26,238)         (36,712)
                                                         -------------    -------------    --------------
    Income from loans and other investments, net               29,110           41,095           50,973
                                                         -------------    -------------    --------------

Other revenues:
  Management and advisory fees from affiliated Funds
    managed                                                    10,123            7,664              373
  Income / (loss) from equity investments in Funds             (2,534)           2,991            1,530
  Advisory and investment banking fees                          2,207              277            3,920
  Other interest income                                           128              395              748
                                                         -------------    -------------    --------------
    Total other revenues                                        9,924           11,327            6,571
                                                         -------------    -------------    --------------

 Other expenses:
  General and administrative                                   13,996           15,382           15,439
  Other interest expense                                           23              110              219
  Depreciation and amortization                                   992              909              902
  Net unrealized (gain) / loss on derivative
    securities and corresponding hedged risk on CMBS
    securities                                                (21,134)             542               --
  Net realized loss on sale of fixed assets,
    investments and settlement of derivative securities        28,715               --               64
  Provision for / (recapture of) allowance for
    possible credit losses                                     (4,713)             748            5,478
                                                         -------------    -------------    --------------
    Total other expenses                                       17,879           17,691           22,102
                                                         -------------    -------------    --------------

  Income before income taxes and distributions and
    amortization on Convertible Trust Preferred
    Securities                                                 21,155           34,731           35,442
Provision for income taxes                                     22,438           16,882           17,760
                                                         -------------    -------------    --------------
  Income / (loss) before distributions and
    amortization on Convertible Trust Preferred
    Securities                                                 (1,283)          17,849           17,682
  Distributions and amortization on Convertible
    Trust Preferred Securities, net of income
    tax benefit of $7,289, $7,557 and $7,124 for
    the years ended December 31, 2002, 2001 and 2000,
    respectively                                                8,455            8,479            7,921
                                                         -------------    -------------    --------------
  Net income / (loss)                                          (9,738)           9,370            9,761
Less: Preferred Stock dividend                                     --              606            1,615
                                                         -------------    -------------    --------------
  Net income / (loss) allocable to Common Stock          $     (9,738)    $      8,764    $       8,146
                                                         =============    =============    ==============

Per share information:
  Net earnings  / (loss) per share of Common Stock
    Basic                                                $      (0.54)    $       0.43     $       0.35
                                                         =============    =============    ==============
    Diluted                                              $      (0.54)    $       0.37     $       0.33
                                                         =============    =============    ==============
  Weighted average shares of Common Stock outstanding
    Basic                                                  18,026,192       20,166,319       23,171,057
                                                         =============    =============    ==============
    Diluted                                                18,026,192       36,124,105       29,691,927
                                                         =============    =============    ==============



          See accompanying notes to consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                  Consolidated Statements of Changes in Stockholders' Equity
                     For the Years Ended December 31, 2002, 2001 and 2000
                                 (in thousands)


                                                                                                                         Restricted
                                                                    Class A       Class B      Class A       Class B       Class A
                                               Comprehensive        Preferred     Preferred     Common        Common       Common
                                               Income/(Loss)         Stock         Stock        Stock         Stock        Stock
                                               --------------  ---------------------------------------------------------------------
Balance at January 1, 2000                                          $  23         $  40        $  219        $  23       $     1
Net income                                     $     9,761             --            --            --           --            --
Change in unrealized loss on
  available-for-sale securities,
  net of related income taxes                           12             --            --            --           --            --
Conversion of Class A Common Stock
  to Class B Common Stock                               --             --            --            (5)           5            --
Issuance of warrants to purchase
  shares of Class A Common Stock                        --             --            --            --           --            --
Issuance of Class A Common
  Stock unit awards                                     --             --            --             1           --            --
Cancellation of previously issued
  restricted Class A Common Stock                       --             --            --            --           --            (1)
Issuance of restricted Class A
  Common Stock                                          --             --            --            --           --             3
Restricted Class A Common Stock
  which vested and was issued as
  unrestricted Class A Common Stock                     --             --            --            --           --            --
Restricted Class A Common Stock
  earned                                                --             --            --            --           --            --
Dividends paid on Preferred Stock                       --             --            --            --           --            --
Repurchase and retirement of shares
  of Class A Common Stock
  previously outstanding                                --             --            --           (25)          --            --
                                               --------------  ---------------------------------------------------------------------
Balance at December 31, 2000                   $     9,773             23            40           190           28             3
                                               ==============
Net income                                     $     9,370             --            --            --           --            --
Transition adjustment for
  recognition of derivative
  financial instruments                                 --             --            --            --           --            --
Unrealized loss on derivative
  financial instruments, net of
  related income taxes                              (2,963)            --            --            --           --            --
Unrealized loss on
  available-for-sale securities,
  net of related income taxes                      (16,220)            --            --            --           --            --
Issuance of warrants to purchase
  shares of Class A Common Stock                        --             --            --            --           --            --
Issuance of Class A Common
  Stock unit awards                                     --             --            --             1           --            --
Issuance of restricted Class A
  Common Stock                                          --             --            --            --           --             2
Restricted Class A Common Stock
  earned                                                --             --            --            --           --            --
Vesting of restricted Class A
  Common Stock to unrestricted
  Class A Common Stock                                  --             --            --             1           --            (1)
Dividends paid on Preferred Stock                       --             --            --            --           --            --
Repurchase and retirement of shares
  of Stock previously outstanding                       --            (23)          (40)           (9)         (28)           --
                                               --------------  ---------------------------------------------------------------------
Balance at December 31, 2001                   $    (9,813)            --            --           183           --             4
                                               ==============
Net loss                                       $    (9,738)            --            --            --           --            --
Unrealized gain on derivative
  financial instruments, net of
  related income taxes                               1,715             --            --            --           --            --
Unrealized loss on
  available-for-sale securities,
  net of related income taxes                         (794)            --            --            --           --            --
Issuance of Class A Common
  Stock unit awards                                     --             --            --             1           --            --
Issuance of restricted Class A
  Common Stock                                          --             --            --            --           --             1
Restricted Class A Common Stock
  earned                                                --             --            --            --           --            --
Vesting of restricted Class A
  Common Stock to unrestricted
   Class A Common Stock                                 --             --            --             2           --            (2)
Repurchase and retirement of shares
  of Class A Common Stock
  previously outstanding                                --             --            --           (24)          --            --
                                               --------------  ---------------------------------------------------------------------
Balance at December 31, 2002                   $    (8,817)         $  --         $  --        $  162        $  --       $     3
                                               ==============  =====================================================================






                                                                               Accumulated
                                                Additional                        Other
                                                 Paid-In         Unearned     Comprehensive   Accumulated
                                                 Capital       Compensation   Income/(Loss)     Deficit        Total
                                              -------------------------------------------------------------------------
Balance at January 1, 2000                    $ 189,456         $  (407)       $   (10,164)   $ (20,651)     $158,540
Net income                                           --             --                 --         9,761         9,761
Change in unrealized loss on
  available-for-sale securities,
  net of related income taxes                        --             --                  12          --             12
Conversion of Class A Common Stock
  to Class B Common Stock                            --             --                 --           --            --
Issuance of warrants to purchase
  shares of Class A Common Stock                  1,360             --                 --           --          1,360
Issuance of Class A Common
  Stock unit awards                                 624             --                 --           --            625
Cancellation of previously issued
  restricted Class A Common Stock                  (279)            182                --           --            (98)
Issuance of restricted Class A
  Common Stock                                      947            (950)               --           --            --
Restricted Class A Common Stock
  which vested and was issued as
  unrestricted Class A Common Stock                  --             --                 --           --            --
Restricted Class A Common Stock
  earned                                             --             707                --           --            707
Dividends paid on Preferred Stock                    --             --                 --        (1,615)       (1,615)
Repurchase and retirement of shares
  of Class A Common Stock
  previously outstanding                        (10,601)            --                 --           --        (10,626)
                                              -------------------------------------------------------------------------
Balance at December 31, 2000                    181,507            (468)           (10,152)     (12,505)      158,666

Net income                                           --             --                 --         9,370         9,370
Transition adjustment for
  recognition of derivative
  financial instruments                              --             --                (574)         --           (574)
Unrealized loss on derivative
  financial instruments, net of
  related income taxes                               --             --              (2,963)         --         (2,963)
Unrealized loss on
  available-for-sale securities,
  net of related income taxes                        --             --             (16,220)         --        (16,220)
Issuance of warrants to purchase
  shares of Class A Common Stock                  3,276             --                 --           --          3,276
Issuance of Class A Common
  Stock unit awards                                 624             --                 --           --            625
Issuance of restricted Class A
  Common Stock                                    1,023          (1,025)               --           --            --
Restricted Class A Common Stock
  earned                                             --             910                --           --            910
Vesting of restricted Class A
  Common Stock
  to unrestricted Class A Common
  Stock                                              --             --                 --           --            --
Dividends paid on Preferred Stock                    --             --                 --          (737)         (737)
Repurchase and retirement of shares
  of Stock previously outstanding               (49,625)            --                 --           --        (49,725)
                                              -------------------------------------------------------------------------

Balance at December 31, 2001                    136,805            (583)           (29,909)      (3,872)      102,628

Net loss                                             --             --                 --        (9,738)       (9,738)
Unrealized gain on derivative
  financial instruments, net of
  related income taxes                               --             --               1,715          --          1,715
Unrealized loss on
  available-for-sale securities,
  net of related income taxes                        --             --                (794)         --           (794)
Issuance of Class A Common
  Stock unit awards                                 312             --                 --           --            313
Issuance of restricted Class A
  Common Stock                                      399            (400)               --           --            --
Restricted Class A Common Stock
  earned                                             --             663                --           --            663
Vesting of restricted Class A
  Common Stock to unrestricted
   Class A Common Stock                              --             --                 --           --            --
Repurchase and retirement of shares
  of Class A Common Stock
  previously outstanding                        (10,707)            --                 --           --        (10,731)
                                              -------------------------------------------------------------------------
Balance at December 31, 2002                  $ 126,809        $   (320)          $(28,988)   $ (13,610)     $ 84,056
                                              =========================================================================


          See accompanying notes to consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 2002, 2001 and 2000
                                 (in thousands)



                                                             2002             2001             2000
                                                         -------------    -------------    -------------
Cash flows from operating activities:
  Net income / (loss)                                      $   (9,738)      $    9,370       $    9,761
  Adjustments to reconcile net income / (loss) to net
    cash provided by operating activities:
      Deferred income taxes                                     8,178           (1,044)          (3,351)
      Provision for / (recapture of) provision for
        possible credit losses                                 (4,713)             748            5,478
      Depreciation and amortition                               992              909              902
      Loss / (income) from equity investments in Funds          2,534           (2,991)          (1,530)
      Net gain on sales of CMBS and available-for-sale
        securities                                               (711)          --               --
      Cash paid on settlement of fair value hedge             (23,624)          --               --
      Unrealized loss on hedged and derivative
        securities                                              2,561              542           --
      Restricted Class A Common Stock earned                      663              910              707
      Amortization of premiums and accretion of
        discounts on loans and investments, net                (2,365)          (2,853)          (2,683)
      Accretion of discount on term redeemable
        securities contract                                       680            3,897            3,593
      Accretion of discounts and fees on Convertible
        Trust Preferred Securities, net                         1,305              799              799
      Loss on sale of fixed assets                             --               --                   64
      Expenses reversed on cancellation of restricted
        stock previously issued                                --               --                  (98)
  Changes in assets and liabilities:
      Deposits and other receivables                              761             (981)             322
      Accrued interest receivable                                 192            2,627            2,287
      Prepaid and other assets                                    (26)           1,659              353
      Deferred origination fees and other revenue                (462)            (961)          (1,248)
      Accounts payable and accrued expenses                      (215)             138           (3,478)
                                                         -------------    -------------    -------------
  Net cash provided by / (used in) operating activities       (23,988)          12,769           11,878
                                                         -------------    -------------    -------------
Cash flows from investing activities:
      Purchases of available-for-sale securities              (39,999)        (257,877)          --
      Principal collections on and proceeds from sales
        of available-for-sale securities                      131,347          103,038           --
      Cash received on commercial
        mortgage-backed securities recorded as
        discount                                               --               --                1,446
      Principal collections on and proceeds from sale
        of CMBS                                                67,880           --               --
      Principal collections on certificated mezzanine
        investments                                            --               22,379           23,053
      Origination and purchase of loans receivable             --              (13,319)         (14,192)
      Principal collections on loans receivable               136,246          112,585          169,227
      Equity investments in Funds                              (5,973)         (35,599)         (36,606)
      Return of capital from Funds                             11,840           28,942           13,107
      Purchases of equipment and leasehold improvements            (5)            (183)            (495)
      Proceeds from sale of equipment                          --               --                   12
                                                         -------------    -------------    -------------
  Net cash provided by / (used in) investing activities       301,336          (40,034)         155,552
                                                         -------------    -------------    -------------

Cash flows from financing activities:
      Proceeds from repurchase obligations                    179,861          251,503           --
      Repayment of repurchase obligations                    (167,685)        (120,192)         (12,134)
      Proceeds from credit facilities                         118,500          191,870           56,000
      Repayment of credit facilities                         (199,711)        (244,300)        (225,622)
      Repayment of notes payable                                 (977)            (891)            (827)
      Repayment of Convertible Trust Preferred
        Securities                                            (60,258)          --               --
      Proceeds from term redeemable securities contract        35,816           --               --
      Repayment of term redeemable securities contract       (173,628)          --               --
      Dividends paid on Class A Preferred Stock                --                 (737)          (1,615)
      Repurchase and retirement of shares of Common
        and Preferred Stock previously outstanding            (10,731)         (49,725)         (10,626)
                                                         -------------    -------------    -------------
  Net cash provided by / (used in) financing activities      (278,813)          27,528         (194,824)
                                                         -------------    -------------    -------------

Net increase / (decrease) in cash and cash equivalents         (1,465)             263          (27,394)
Cash and cash equivalents at beginning of year                 11,651           11,388           38,782
                                                         -------------    -------------    -------------
Cash and cash equivalents at end of year                   $   10,186       $   11,651       $   11,388
                                                         =============    =============    =============



          See accompanying notes to consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000


1.  Organization

Capital Trust, Inc. (the "Company") is an investment management and real estate finance company that specializes in providing structured capital solutions to owner/operators of commercial real estate. In December 2002, the Company's board of directors authorized an election to be taxed as a real estate investment trust ("REIT") for the 2003 tax year. The Company will continue to make, for its own account and as investment manager for the account of funds under management, loans and debt-related investments in various types of commercial real estate assets and operating companies. The Company's business strategy is to expand its investment management business by sponsoring additional real estate investment funds and expanding the scope of its products.

The Company is the successor to Capital Trust, a California business trust, following consummation of the reorganization on January 28, 1999, pursuant to which the predecessor ultimately merged with and into the Company, which thereafter continued as the surviving Maryland corporation. Each outstanding predecessor class A common share of beneficial interest was converted into one share of class A common stock, par value $0.01 per share ("Class A Common Stock"), and each outstanding predecessor class A 9.5% cumulative convertible preferred share of beneficial interest was converted into one share of class A 9.5% cumulative convertible preferred stock, par value $0.01 per share ("Class A Preferred Stock"), of the Company. As a result, all of the predecessor's previously issued class A common shares of beneficial interest have been reclassified as shares of Class A Common Stock and all of the predecessor's previously issued class A preferred shares of beneficial interest have been reclassified as shares of Class A Preferred Stock. Unless the context otherwise requires, hereinafter references to the business, assets, liabilities, capital structure, operations and affairs of the Company include those of the predecessor prior to the reorganization.

2.  Venture with Citigroup Investments Inc.

On March 8, 2000, the Company entered into a venture with affiliates of Citigroup Alternative Investments Inc. (collectively "Citigroup") pursuant to which they agreed, among other things, to co-sponsor and invest capital in a series of commercial real estate mezzanine private equity funds managed by the Company.

Pursuant to the governing venture agreement, the Company and Citigroup formed CT Mezzanine Partners I LLC ("Fund I") in March 2000, to which a Citigroup affiliate and a wholly owned subsidiary of the Company, as members thereof, made capital commitments of up to $150 million and $50 million, respectively. Pursuant to the venture agreement, the Company and Citigroup co-sponsored the second commercial real estate mezzanine investment fund, CT Mezzanine Partners II LP ("Fund II"), which effected its final closing on third party investor equity commitments in August 2001. Fund II has total equity commitments of $845.2 million including $49.7 million and $198.9 million made by the Company and Citigroup, respectively. A wholly owned subsidiary of the Company, CT Investment Management Co., LLC ("CTIMCO"), serves as the exclusive investment manager to Fund I and Fund II.

Based upon the $845.2 million aggregate capital commitments made at the initial and subsequent closings, the Company earned approximately $9.6 million of management and advisory fees in 2002 from its management of Fund II. In November 2002, the general partner announced its intention to voluntarily reduce the management fees charged to partners by 50% effective January 1, 2003.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


2.  Venture with Citigroup Investments Inc., continued

In connection with the organization of Fund I, the Company issued a warrant to Citigroup to purchase 4.25 million shares of Class A Common Stock. In connection with the closings on investor equity commitments to Fund II, the Company had issued to Citigroup warrants to purchase 4,278,467 shares of its Class A Common Stock. In total, the Company had issued to Citigroup four warrants to purchase 8,528,467 shares of its Class A Common Stock which had a $5.00 per share exercise price, were exercisable and were to expire on March 8, 2005. The Company capitalized such costs that are being amortized over the anticipated lives of the Funds. The Company has no further obligations to issue additional warrants to Citigroup at December 31, 2002. In January 2003, the Company purchased all of the outstanding warrants for $2.1 million.

3.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, CTIMCO (as described in Note 2), CT-F1, LLC (direct member and equity owner of Fund I), CT-F2-LP, LLC (limited partner of Fund II), CT-F2-GP, LLC (direct member and equity owner of Fund II
GP), CT-BB Funding Corp.  (financing  subsidiary for three mezzanine  loans), CT
Convertible Trust I (as described in Note 13), CT LF Funding Corp. LLC (financing subsidiary for all of the Company's CMBS securities), CT BSI Funding Corp. LLC and VIC, Inc., which together with the Company wholly owns Victor Capital Group, L.P. ("Victor Capital") and VCG Montreal Management, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Interest income for the Company's mortgage and other loans and investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis.

Fees received in connection with loan commitments, net of direct expenses, are deferred until the loan is advanced and are then recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration. Exit fees are also recognized over the estimated term of the loan as an adjustment to yield.

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

Cash and Cash Equivalents

The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. At December 31, 2002 and 2001, a majority of the cash and cash equivalents consisted of overnight investments in JP Morgan commercial paper. The Company had no bank balances in excess of federally insured amounts at December 31, 2002 and 2001. The Company has not experienced any losses on its demand deposits, commercial paper or money market investments.

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

Commercial Mortgage-Backed Securities ("CMBS")

Commercial mortgage-backed securities available-for-sale are reported on the consolidated balance sheet at fair value with any corresponding temporary change in value resulting in an unrealized gain/(loss) being reported as a component of accumulated other comprehensive income/(loss) in the stockholders' equity section of the balance sheet, net of related income taxes.

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

Loans Receivable and Reserve for Possible Credit Losses

Loans receivable are reported on the consolidated balance sheet at the lower of cost or market. The provision for possible credit losses on loans receivable is the charge to income to increase the reserve for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions. Based upon these factors, the Company establishes the provision for possible credit losses by category of asset. When it is probable that the Company will be unable to collect all amounts contractually due, the account is considered impaired. Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the reserve for credit losses.

Sales of Real Estate

The Company complies with the provisions of the FASB's Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate." Accordingly, the recognition of gains is deferred until such transactions have complied with the criteria for full profit recognition under the statement.


Equity investment in CT Mezzanine Partners I LLC ("Fund I"), CT Mezzanine Partners II LP ("Fund II") and CT MP II LLC ("Fund II GP") (together "Funds")

As the Funds are not majority owned or controlled by the Company, the Company does not consolidate the Funds in its consolidated financial statements. The Company accounts for its interest in the Funds on the equity method of accounting. As such, the Company reports a percentage of the earnings of the Funds equal to its ownership percentage on a single line item in the consolidated statement of operations as income from equity investments in the Funds.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


3.  Summary of Significant Accounting Policies, continued

Derivative Financial Instruments

In the normal course of business, the Company uses a variety of derivative financial instruments to manage, or hedge, interest rate risk. The Company requires derivative financial instruments to be effective in reducing its interest rate risk exposure. This effectiveness is essential for qualifying for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income.

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

The swap and cap agreements are generally held-to-maturity and the Company does not use derivative financial instruments for trading purposes.

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

Deferred Debt Issuance Costs

The Company capitalizes costs incurred related to the issuance of long-term debt. These costs are deferred and reported on balance sheet in the caption deferred origination fees and other revenue and are amortized on a straight-line basis over the life of the related debt, which approximates the level-yield method, and recognized as a component of interest expense.

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

Amortization of the Excess of Purchase Price Over Net Tangible Assets Acquired

The Company recognized the excess of purchase price over net tangible assets acquired in a business combination accounted for as a purchase transaction and is amortizing it on a straight-line basis over a period of 15 years. The carrying value of the excess of purchase price over net tangible assets acquired was analyzed quarterly by the Company based upon the expected revenue and profitability levels of the acquired enterprise to determine whether the value and future benefit may indicate a decline in value. The Company determined that there had been a decline in the value of the acquired enterprise and wrote down the value of the excess of purchase price over net tangible assets acquired to the revised fair value in 2000.

Comprehensive Income

Effective January 1, 1998, the Company adopted the FASB's Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The statement changes the reporting of certain items currently reported in the stockholders' equity section of the balance sheet and establishes standards for reporting of comprehensive income and its components in a full set of general-purpose financial statements. Total comprehensive income/(loss) was ($8,817,000), ($9,813,000) and $9,773,000 for the years ended December 31, 2002,
2001 and 2000, respectively. The primary component of comprehensive income other than net income was the unrealized gain/(loss) on derivative financial instruments and available-for-sale securities, net of related income taxes. At December 31, 2002, accumulated other comprehensive loss is comprised of unrealized losses on CMBS of $29,402,000 and unrealized losses on cash flow swaps of $1,822,000 offset by unrealized gains on available-for sale securities of $2,236,000 netting to a total of $28,988,000.

Earnings per Share of Common Stock

Earnings per share of Common Stock are presented based on the requirements of the FASB's Statement of Accounting Standards No. 128 ("SFAS No. 128"). Basic EPS is computed based on the income applicable to Common Stock (which is net income or loss reduced by the dividends on the Preferred Stock) divided by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is based on the net earnings applicable to Common Stock plus, if dilutive, dividends on the Preferred Stock and interest paid on Convertible Trust Preferred Securities, net of tax benefit, divided by the weighted average number of shares of Common Stock and potentially dilutive shares of Common Stock that were outstanding during the period. At December 31, 2002, potentially dilutive shares of Common Stock include dilutive Common Stock warrants and options and future commitments for stock unit awards. At December 31, 2001, potentially dilutive shares of Common Stock include the convertible Preferred Stock, dilutive Common Stock warrants and options and future commitments for stock unit awards. At December 31, 2000, potentially dilutive shares of Common Stock include the convertible Preferred Stock, Convertible Trust Preferred Securities and future commitments for stock unit awards.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


3.  Summary of Significant Accounting Policies, continued

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in the presentation of the 2001 and 2000 consolidated financial statements to conform to the 2002 presentation.

Segment Reporting

As the Company manages its operations as one segment, separate segment reporting is not presented for 2002, 2001 and 2000, as the financial information for that segment is the same as the information in the consolidated financial statements.

New Accounting Pronouncement

In January 2003 the FASB issued Interpretation No. 46,"Consolidation of Variable Interest Entities" (the "Interpretation"), which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation may require the Company to consolidate financial information for certain of its investments/managed entities. This Interpretation generally is effective for entities with variable interests in variable interest entities created after January 31, 2003; otherwise, it is applicable for the first interim or annual reporting period beginning after June 15, 2003. If applicable, the Interpretation would require consolidation of an investee's/managed entity's assets and liabilities and results of operations, with minority interest recorded for the ownership share applicable to other investors. Where consolidation is not required, additional disclosures may be required.

4.  Available-for-Sale Securities

At December 31, 2002, the Company's available-for-sale securities consisted of the following (in thousands):


                                                                  Gross
                                                   Amortized    Unrealized    Estimated
                                                             -----------------
                                                      Cost     Gains  Losses  Fair Value
                                                   ---------------------------------------
  Federal Home Loan Mortgage Corporation Gold,
    fixed rate interest at 6.50%, due September
    1, 2031                                         $  6,513  $   213   $ --   $ 6,726
  Federal Home Loan Mortgage Corporation Gold,
    fixed rate interest at 6.50%, due September
    1, 2031                                           31,017      936     --    31,953
  Federal Home Loan Mortgage Corporation Gold,
    fixed rate interest at 6.50%, due September
    1, 2031                                            1,770       60     --     1,830
  Federal Home Loan Mortgage Corporation Gold,
    fixed rate interest at 6.50%, due April 1,
    2032                                              23,698    1,026     --    24,724
                                                   ---------------------------------------
                                                    $ 62,998  $ 2,235 $   --   $65,233

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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


4.  Available-for-Sale Securities, continued

At December 31, 2001, the Company's available-for-sale securities consisted of the following (in thousands):


                                                                  Gross
                                                   Amortized    Unrealized    Estimated
                                                             -----------------
                                                      Cost    Gains   Losses  Fair Value
                                                   ---------------------------------------
  Federal Home Loan Mortgage Corporation Gold,
    fixed rate interest at 6.50%, due September     $  9,309   $--    $  107   $ 9,202
    1, 2031
  Federal Home Loan Mortgage Corporation Gold,
    fixed rate interest at 6.50%, due September       59,574    --       733    58,841
    1, 2031
  Federal Home Loan Mortgage Corporation Gold,
    fixed rate interest at 6.50%, due September        8,086    --        93     7,993
    1, 2031
  Federal Home Loan Mortgage Corporation Gold,
    fixed rate interest at 6.50%, due September       19,014    --       220    18,794
    1, 2031
  Federal Home Loan Mortgage Corporation Gold,
    fixed rate interest at 6.50%, due September       56,570    --       659    55,911
    1, 2031
  Federal Home Loan Mortgage Corporation Gold,
    fixed rate interest at 6.50%, due September        2,072    --        24     2,048
    1, 2031
                                                   ---------------------------------------
                                                    $154,625   $--    $1,836   $152,789
                                                   =======================================


The Company purchased these securities on September 28, 2001 at a premium to yield 6.07% with an anticipated average life of 5.15 years with financing provided by the seller through a repurchase agreement.

During the year ended December 31, 2000, the Company sold its then entire portfolio of available-for sale securities at a gain of $35,000 over their amortized cost. The cost of securities sold was determined using the specific identification method.

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

During the year ended December 31, 1998, the Company purchased $36,509,000 face amount of interests in three subordinated CMBS issued by a financial asset securitization investment trust for $36,335,000. In April 2001, the Company received $1.4 million of additional discount from the issuer of the securities in settlement of a dispute with the issuer. In May 2002, the Company received full satisfaction of $36,509,000 face amount of interests in three subordinated CMBS issued by a financial asset securitization investment trust. In connection with the early payoff, the Company recognized an additional $370,000 of unamortized discount as additional interest income in 2002.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


5.  Commercial Mortgage-Backed Securities, continued

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

The remaining BB CMBS Portfolio securities bear interest at fixed rates that have an average face rate of 7.63% on the face amount and mature at various dates from February 2006 to March 2015. At December 31, 2002, the expected average life for the CMBS portfolio is 9.1 years. After giving effect to the discounted purchase price, the fair value adjustment and the adjustment of the carrying amount of the assets to bring the debt to current market terms, the weighted average interest rate in effect for the BB CMBS Portfolio at December 31, 2002 was 13.66%.

6.  Loans Receivable

The Company currently pursues lending opportunities designed to capitalize on inefficiencies in the real estate capital, mortgage and finance markets. The Company has classified its loans receivable into the following general categories:

     o Mortgage Loans. The Company originates or acquires senior and junior mortgage loans ("Mortgage Loans") to commercial real estate owners and property developers who require interim financing until permanent financing can be obtained. The Company's Mortgage Loans are generally not intended to be permanent in nature, but rather are intended to be of a relatively short-term duration, with extension options as deemed appropriate, and typically require a balloon payment of principal at maturity. The Company may also originate and fund permanent Mortgage Loans in which the Company intends to sell the senior tranche, thereby creating a Mezzanine Loan (as defined below).

     o Mezzanine Loans. The Company originates or acquires high-yielding loans that are subordinate to first lien mortgage loans on commercial real estate and are secured either by a second lien mortgage or a pledge of the ownership interests in the borrowing property owner ("Mezzanine Loans"). Generally, the Company's Mezzanine Loans have a longer anticipated duration than its Mortgage Loans, are not intended to serve as transitional mortgage financing and can represent subordinated investments in real estate operating companies which may take the form of secured or unsecured debt, preferred stock and other hybrid instruments.

     o Other Loans Receivable. This classification includes other loans not meeting the above criteria.

At December 31, 2002 and 2001, the Company's loans receivable consisted of the following (in thousands):

                                                    2002             2001
                                             ---------------- ---------------
  Mortgage Loans                              $     15,202     $     69,998
  Mezzanine Loans                                   98,268          142,160
  Other loans receivable                             7,859           49,625
                                             ---------------- ---------------
                                                   121,329          261,783
  Less:  reserve for possible credit losses         (4,982)         (13,695)
                                             ---------------- ---------------
  Total loans                                 $    116,347     $    248,088
                                             ================ ===============

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


6.  Loans Receivable, continued

One Mortgage Loan receivable with an original principal balance of $8,000,000 reached maturity on July 15, 2001 and has not been repaid with respect to principal and interest. In December 2002, the loan was written down to $4,000,000 through a charge to the allowance for possible credit losses. In accordance with the Company's policy for revenue recognition, income recognition has been suspended on this loan and for the years ended December 31, 2002, 2001 and 2000, $958,000, $1,144,000 and $791,000, respectively, of potential interest income has not been recorded.

During the year ended December 31, 2000, one other loan receivable, originated by the former management of the Company's predecessor REIT operations, with a net investment of $136,000, was past-due more than 90 days and was written-off. The net investment prior to the write-off included the loan balance of $915,000 offset by $779,000 of non-recourse financing of the asset. After the write-off, both the loan receivable and the non-recourse financing were carried at $779,000 until the non-recourse note payable was foreclosed upon on January 17, 2001. The loan was originated during the Company's prior operations as a REIT to facilitate the disposal of a previously foreclosed-upon asset. In accordance with the Company's policy for revenue recognition, income recognition was suspended on this loan and for the year ended December 31, 2000, $76,000 of potential interest income was not recorded.

During the year ended December 31, 2002, the Company provided no additional fundings on loans originated in prior periods and has no outstanding loan commitments at December 31, 2002.

At December 31, 2002, the weighted average interest rate in effect, including amortization of fees and premiums, for the Company's performing loans receivable was as follows:

  Mortgage Loans                                    10.27%
  Mezzanine Loans                                   11.23%
  Other loans receivable                            13.66%
            Total Loans                             11.31%

At December 31, 2002, $28,283,000 (24%) of the aforementioned performing loans bear interest at floating rates ranging from LIBOR plus 525 basis points to LIBOR plus 875 basis points. The remaining $89,046,000 (76%) of loans bear interest at fixed rates ranging from 11.62% to 12.00%.

The range of maturity dates and weighted average maturity at December 31, 2002 of the Company's performing loans receivable was as follows:

                                                                    Weighted
                                                                    Average
                                      Range of Maturity Dates       Maturity
                               ---------------------------------  ------------
  Mortgage Loans                 December 2003                      11 Months
  Mezzanine Loans                May 2007 to July 2009              68 Months
  Other loans receivable         August 2003                         7 Months
            Total Loans          August 2003 to July 2009           58 Months

At December 31, 2002, there are two loans secured by office buildings in New York City to a related group of borrowers totaling $73.8 million or approximately 19.2% of total assets. For the year ended December 31, 2002, total gross revenues, total operating expenses and net income before capital improvements on the two buildings total $46.6 million, $8.7 million and $4.6 million, respectively (unaudited). There are no other loans to a single borrower or to related groups of borrowers that exceed ten percent of total assets. Approximately 85% of all performing loans are secured by properties in New York. Approximately 76% of all performing loans are secured by office buildings. These credit concentrations are adequately collateralized as of December 31, 2002.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


6.  Loans Receivable, continued

In connection with the aforementioned loans, at December 31, 2002 and 2001, the Company has deferred origination fees, net of direct costs of $160,000 and $1,202,000, respectively, that are being amortized into income over the life of the loan. At December 31, 2002 and 2001, the Company has also recorded $1,694,000 and $372,000, respectively, of exit fees, which will be collected at the loan pay-off. These fees are recorded as interest income on a basis to realize a level yield over the life of the loans.

As of December 31, 2002, performing loans totaling $117,329,000 are pledged as collateral for borrowings on the Company's credit facility and term redeemable securities contract.

The Company has established a reserve for possible credit losses on loans receivable as follows (in thousands):

                                            2002           2001          2000
                                         ------------  ------------  -----------
Beginning balance                          $13,695        $12,947      $ 7,605
  Provision for (recapture of)
    allowance for possible credit losses    (4,713)           748        5,478
  Amounts charged against reserve for
    possible credit losses                  (4,000)          --           (136)
                                         ------------  ------------  -----------
Ending balance                             $ 4,982        $13,695      $12,947
                                         ============  ============  ===========


7.  Equity investment in Funds

CT Mezzanine Partners LLC ("Fund I")

As part of the venture with Citigroup, as described in Note 2, the Company held an equity investment in Fund I during the years ended December 31, 2002, 2001 and 2000. The activity for the equity investment in Fund I for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands):

                                            2002           2001           2000
                                      ------------   ------------   ------------
Beginning balance                       $24,983        $26,011        $  --
  Capital contributions to Fund I          --           25,331         33,214
  Company portion of Fund I income /
    (loss)                               (4,345)         2,934          1,530
  Costs capitalized for investment
    in Fund I                              --             --            4,752
  Amortization of capitalized costs        (476)          (477)          (378)
  Distributions from Fund I             (10,133)       (28,816)       (13,107)
                                      ------------   ------------   ------------
Ending balance                          $10,029        $24,983        $26,011
                                      ============   ============   ============

As of December 31, 2002, Fund I has loans outstanding totaling $50,237,000, all of which are performing in accordance with the terms of the loan agreements. One loan for $26.0 million, which was in default and for which the accrual of interest had been suspended, was written down to $212,000 and distributed pro-rata to the members in December 2002. Upon receipt of the loan with a face amount of $6,500,000, the Company disposed of the asset.

For the years ended December 31, 2002, 2001 and 2000, the Company received $530,000, $765,000 and $373,000, respectively, of fees for management of Fund I.

On January 31, 2003, the Company purchased from affiliates of Citigroup their 75% interests in Fund I for $38.4 million (including the assumption of liabilities). As of January 31, 2003, the Company will consolidate the operations of Fund I in its consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


7.  Equity investment in Funds, continued

CT Mezzanine Partners II LP ("Fund II")

The Company had equity investments in Fund II during the years ended December 31, 2002 and 2001. The Company accounts for Fund II on the equity method of accounting as the Company has a 50% ownership interest in the general partner of Fund II. The activity for the equity investment in Fund II for the years ended December 31, 2002 and 2001 is as follows (in thousands):

                                             2002           2001
                                         ------------   ------------
Beginning balance                          $10,571        $  --
  Capital contributions to Fund II           5,150          7,097
  Company portion of Fund II income          1,810             54
  Costs capitalized for investment in
    Fund II                                   --            3,776
  Amortization of capitalized costs           (378)          (229)
  Distributions from Fund II                (1,707)          (127)
                                         ------------   ------------
Ending balance                             $15,446        $10,571
                                         ============   ============

As of December 31, 2002, Fund II has loans and investments outstanding totaling $723,525,000, all of which are performing in accordance with the terms of the loan agreements.

For the years ended December 31, 2002 and 2001, the Company received $8,089,000 and $5,884,000, respectively, of fees for management of Fund II.

CT MP II LLC ("Fund II GP")

CT MP II LLC ("Fund II GP") serves as the general partner for Fund II. Fund II GP is owned 50% by the Company and 50% by Citigroup.

The Company had equity investments in Fund II GP during the years ended December 31, 2002 and 2001. The activity for the equity investment in Fund II GP is as follows (in thousands):

                                             2002           2001
                                         ------------   ------------
Beginning balance                          $ 2,675        $  --
  Capital contributions to Fund II GP          823          2,671
  Company portion of Fund II GP income           1              4
  Distributions from Fund II GP               --             --
                                         ------------   ------------
Ending balance                             $ 3,499        $ 2,675
                                         ============   ============

In addition, the Company earned $1,505,000 and $1,015,000 of consulting fees from Fund II GP during the years ended December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, the Company had receivables of $380,000 and
$1,015,000, respectively, from Fund II GP, which is included in prepaid and other assets.

In accordance with the amended and restated agreement of limited partnership of CT Mezzanine Partners II, LP, Fund II GP may earn incentive compensation when certain returns are achieved for the limited partners of Fund II, which will be accrued if and when earned.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


8.  Excess of Purchase Price Over Net Tangible Assets Acquired

On July 15, 1997, the Company consummated the acquisition of the real estate investment banking, advisory and asset management businesses of Victor Capital Group, L.P. and certain affiliated entities. The acquisition had been accounted for under the purchase method of accounting. The excess of the purchase price of the acquisition in excess of net tangible assets acquired approximated $342,000.

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

9.  Equipment and Leasehold Improvements

At December 31, 2002 and 2001, equipment and leasehold improvements, net, are summarized as follows (in thousands):

                                       Period of
                                    Depreciation or
                                      Amortization        2002          2001
                                  -------------------  ----------    ----------

  Office and computer equipment       1 to 3 years        $  554        $  568
  Furniture and fixtures              5 years                146           146
  Leasehold improvements              Term of leases         388           385
                                                       -----------   -----------
                                                           1,088         1,099
  Less:  accumulated depreciation                           (698)         (576)
                                                       -----------   -----------
                                                          $  390        $  523
                                                       ===========   ===========

Depreciation and amortization expense on equipment and leasehold improvements, which are computed on a straight-line basis totaled $138,000, $203,000 and $238,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Equipment and leasehold improvements are included at their depreciated cost in prepaid and other assets in the consolidated balance sheets.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


10.  Notes Payable

At December 31, 2002, the Company has no notes payable and at December 31, 2001, the Company had notes payable aggregating $977,000.

In connection with the acquisition of Victor Capital Group, L.P. and affiliated entities, the Company issued $5.0 million of non-interest bearing unsecured notes ("Acquisition Notes") to the sellers, both of whom are directors of the Company and one of whom serves as the chief executive officer of the Company. The notes were payable in ten semi-annual payments of $500,000. The Acquisition Notes were originally discounted to $3,908,000 based on an imputed interest rate of 9.5%. At December 31, 2002, the Acquisition Notes have been repaid.

11.  Long-Term Debt

Credit Facilities

Effective September 30, 1997, the Company entered into a credit agreement with a commercial lender that provided for a three-year $150 million line of credit. Effective January 1, 1998, pursuant to an amended and restated credit agreement, the Company increased the available credit under this facility to $250 million and subsequently further amended the credit agreement to increase the facility to $300 million effective June 22, 1998 and $355 million effective July 23, 1998. The Company incurred an initial commitment fee upon the signing of the credit agreement and the credit agreement called for additional commitment fees when the total borrowing under the credit facility exceeded $75 million, $150 million, $250 million and $300 million. Effective February 26, 1999, pursuant to an amended and restated credit agreement, the Company extended the expiration of such credit facility from December 2001 to February 2002 with an automatic one-year amortizing extension option, if not otherwise extended. On February 28, 2002, the Company's $355 million credit facility matured and was settled and was replaced with the repurchase obligations discussed below.

On June 8, 1998, the Company entered into a second credit agreement with another commercial lender that provides for a $300 million line of credit with an original expiration date in December 1999. The Company incurred an initial commitment fee upon the signing of this credit facility. The Company subsequently extended the expiration of such credit facility from December 1999 to June 2000 and from June 2000 to June 2001 with an automatic nine-month amortizing extension option, if not otherwise extended. Effective July 16, 2001, pursuant to an amended and restated credit agreement, the Company reduced the amount of credit under this credit facility to $100 million and extended the expiration of such credit facility from September 2001 to July 2002 with an automatic nine-month amortizing extension option, if not otherwise extended. Effective July 16, 2002, pursuant to an amended and restated credit agreement, the Company extended the expiration of such credit facility from July 2002 to July 2003 with an automatic nine-month amortizing extension option, if not otherwise extended.

The credit facilities provide for advances to fund lender-approved loans and investments made by the Company ("Funded Portfolio Assets"). The obligations of the Company under the credit facilities are secured by pledges of the Funded Portfolio Assets acquired with advances under the credit facilities.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


11.  Long-Term Debt, continued

Borrowings under the credit facilities bear interest at specified rates over LIBOR, which rates may fluctuate, based upon the credit quality of the Funded Portfolio Assets. Future repayments and redrawdowns of amounts previously subject to the drawdown fee will not require the Company to pay any additional fees. The credit facilities provide for margin calls on asset-specific borrowings in the event of asset quality and/or market value deterioration as determined under the credit facilities. The credit facilities contain customary representations and warranties, covenants and conditions and events of default. The credit facilities also contain a covenant obligating the Company to avoid undergoing an ownership change that results in Craig M. Hatkoff, John R. Klopp or Samuel Zell no longer retaining their senior offices and directorships with the Company and practical control of the Company's business and operations. The providers of the credit facilities have notified the Company that the resignation of Craig M. Hatkoff as an officer of the Company on December 29, 2000 is not an event of non-compliance with the foregoing covenant.

At December 31, 2002, the Company has borrowed $40,000,000 against the $100 million credit facility at an average borrowing rate (including amortization of fees incurred and capitalized) of 4.72%. The Company has pledged assets of $81,666,000 as collateral for the borrowing against such credit facility.

On December 31, 2002, the unused amount of potential credit under the remaining credit facility was $60,000,000.

Term Redeemable Securities Contract

In connection with the purchase of the BB CMBS Portfolio described in Note 5, an affiliate of the seller provided financing for 70% of the purchase price, or $137.8 million, at a floating rate of LIBOR plus 50 basis points pursuant to a term redeemable securities contract. This rate was below the market rate for similar financings, and, as such, a discount on the term redeemable securities contract was recorded to reduce the carrying amount by $10.9 million (which has been amortized to $679,000), which had the effect of adjusting the yield to current market terms. The debt had a three-year term that expired in February 2002.

On February 28, 2002, when the Company's $355 million credit facility matured and the term redeemable securities contract became due and settled, the Company entered into a new term redeemable securities contract and two new repurchase obligations.

The new term redeemable securities contract was utilized to finance certain of the assets that were previously financed with the maturing credit facility and term redeemable securities contract. The new term redeemable securities contract, which allows for a maximum financing of $75 million, is recourse to the Company. The new term redeemable securities contract has a two-year term with an automatic one-year amortizing extension option, if not otherwise extended. The Company incurred an initial commitment fee of $750,000 upon the signing of the new term redeemable securities contract and the Company pays interest at specified rates over LIBOR. The new term redeemable securities contract contains customary representations and warranties, covenants and conditions and events of default. The Company has no outstanding borrowings against the new term redeemable securities contract at December 31, 2002.

Repurchase Obligations

At December 31, 2002, the Company was obligated to two counterparties under repurchase agreements.

The repurchase obligation with the first counterparty, an affiliate of a securities dealer, was utilized to finance CMBS securities that were previously financed with the credit facility and original term redeemable securities contract. At December 31, 2002, the Company sold CMBS assets with a book and market value of $155,780,000 and has a liability to repurchase these assets for $97,000,000 that is non-recourse to the Company. This repurchase obligation has a one-year term that expired in February 2003 and was subsequently extended to February 2004. The liability balance bears interest at specified rates over LIBOR based upon each asset included in the obligation.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


11.  Long-Term Debt, continued

The other repurchase obligation with the other counterparty, a securities dealer, arose in connection with the purchase of available-for-sale securities. At December 31, 2002, the Company has sold such assets with a book and market value of $65,233,000 and has a liability to repurchase these assets for $63,056,000. This repurchase agreement has a maturity date in March 2003. The liability balance bears interest at LIBOR.

The interest rate in effect for the repurchase obligations outstanding at December 31, 2002 was 1.90% and the interest rate in effect for the repurchase obligations outstanding at December 31, 2001 was 2.03%.

12.  Derivative Financial Instruments

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

Financial reporting for hedges characterized as fair value hedges and cash flow hedges are different. For those hedges characterized as a fair value hedge, the changes in fair value of the hedge and the hedged item are reflected in earnings each quarter. In the case of the fair value hedge listed above, the Company is hedging the component of interest rate risk that can be directly controlled by the hedging instrument, and it is this portion of the hedged assets that is recognized in earnings. The non-hedged balance is classified as an available-for-sale security consistent with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and is reported in accumulated other comprehensive income. For those hedges characterized as cash flow hedges, the unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or in earnings, depending on the type of hedging relationship.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


12.  Derivative Financial Instruments, continued

The fair value hedge was undertaken by the Company to sustain the value of its CMBS holdings. This fair value hedge, when viewed in conjunction with the fair value of the securities, is sustaining the value of those securities as interest rates rise and fall. During the twelve months ended December 31, 2001, the Company recognized a loss of $5,479,000 for the decrease in the value of the swap which was substantially offset by a gain of $4,890,000 for the change in the fair value of the securities attributed to the hedged risk resulting in a $589,000 charge to unrealized loss on derivative securities on the consolidated statement of operations. During the period from January 1, 2002 to December 20, 2002, the Company recognized a loss of $16,234,000 for the decrease in the value of the swap which was substantially offset by a gain of $15,924,000 for the change in the fair value of the securities attributed to the hedged risk resulting in a $310,000 charge to unrealized loss on derivative securities on the consolidated statement of operations. In conjunction with the sale of the CMBS previously discussed in Note 5, in order to maintain the effectiveness of the hedge, the Company reduced the maturity of the fair value hedge from December 2014 to November 2009 and recognized a realized gain for the payments received totaling $940,000. On December 23, 2002, in order to eliminate accumulated earnings and profits in anticipation of the Company's election of REIT status for tax purposes, the fair value hedge was settled resulting in a realized loss of $23.6 million.

The Company utilizes cash flow hedges in order to better control interest costs on variable rate debt transactions. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are considered cash flow hedges. During the period from January 1, 2002 to December 20, 2002 and during the year ended December 31, 2001, the fair value of the cash flow swaps decreased by $3.3 million and $2.9 million, respectively, which was deferred into other comprehensive loss until the cash flow hedges were settled on December 23, 2002 and the settlement amount of $6.7 million was recorded as a charge to earnings.

During the period from January 1, 2002 to December 20, 2002 and during the year ended December 31, 2001, the Company recognized a loss of $62,000 and a gain of $47,000, respectively for the change in time value for qualifying interest rate hedges. The time value is a component of fair value that must be recognized in earnings, and is shown in the consolidated statement of operations as unrealized loss on derivative securities. When the interest rate cap was settled on December 23, 2002, the Company recognized a realized loss of $51,000 on the consolidated statement of operations.

In December 2002, the Company entered into two new cash flow hedge contracts. The following table summarizes the notional value and fair value of the Company's derivative financial instruments at December 31, 2002.


                                Notional     Interest
 Hedge           Type            Value         Rate      Maturity    Fair Value
-------    ----------------  -------------  -----------  --------   ------------
 Swap       Cash Flow Hedge   $85,000,000     4.2425%      2015     $(1,435,000)
 Swap       Cash Flow Hedge    24,000,000     4.2325%      2015        (387,000)

On December 31, 2002, the derivative financial instruments were reported at their fair value as interest rate hedge liabilities and the decrease in the fair value of the cash flow swaps of $1.8 million was deferred into other comprehensive loss and will be released to earnings over the remaining lives of the swaps.

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with the timing of when the hedged items are also recognized in earnings. Within the next twelve months, the Company estimates that $3.1million currently held in accumulated other comprehensive income will be reclassified to earnings, with regard to the cash flow hedges.

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

On May 10, 2000, the Company modified the terms of the $150 million aggregate liquidation amount Convertible Trust Preferred Securities. In connection with the modification, the then outstanding Convertible Trust Preferred Securities were canceled and new variable step up Convertible Trust Preferred Securities with an aggregate liquidation amount of $150,000,000 were issued to the holders of the canceled securities in exchange therefore, and the original underlying convertible debentures were canceled and new 8.25% step up convertible junior subordinated debentures in the aggregate principal amount of $92,524,000 and new 13% step up non-convertible junior subordinated debentures in the aggregate principal amount of $62,126,000 were issued to the Trust, as the holder of the canceled bonds, in exchange therefore. The liquidation amount of the new Convertible Trust Preferred Securities was divided into $89,742,000 of convertible amount (the "Convertible Amount") and $60,258,000 of non-convertible amount (the "Non-Convertible Amount"), the distribution, redemption and, as applicable, conversion terms of which, mirrored the interest, redemption and, as applicable, conversion terms of the new convertible debentures and the new non-convertible debentures, respectively, held by the Trust.

Distributions on the new Convertible Trust Preferred Securities are payable quarterly in arrears on each calendar quarter-end and correspond to the payments of interest made on the new debentures, the sole assets of the Trust. Distributions are payable only to the extent payments are made in respect to the new debentures.

The new Convertible Trust Preferred Securities initially bore a blended coupon rate of 10.16% per annum which rate varied as the proportion of outstanding Convertible Amount to the outstanding Non-Convertible Amount changes and were to step up in accordance with the coupon rate step up terms applicable to the Convertible Amount and the Non-Convertible Amount.

The Convertible Amount bore a coupon rate of 8.25% per annum through March 31, 2002 and increased on April 1, 2002 to the greater of (i) 10.00% per annum, increasing by 0.75% on October 1, 2004 and on each October 1 thereafter or (ii) a percentage per annum equal to the quarterly dividend paid on a share of common stock multiplied by four and divided by $7.00. The Convertible Amount is convertible into shares of Class A Common Stock, in increments of $1,000 in liquidation amount, at a conversion price of $7.00 per share. The Convertible Amount is redeemable by the Company, in whole or in part, on or after September 30, 2004.

Prior to redemption, the Non-Convertible Amount bore a coupon rate of 13.00% per annum. On September 30, 2002, the Non-Convertible Debentures were redeemed in full, utilizing additional borrowings on the credit facility and repurchase agreements, resulting in a corresponding redemption in full of the related Non-Convertible Amount. In connection with the redemption transaction, the Company expensed the remaining unamortized discount and fees on the redeemed Non-Convertible Amount resulting in $586,000 of additional expense for the quarter ended September 30, 2002.

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

14.  Stockholders' Equity

Authorized Capital

Upon consummation of the reorganization (see Note 1), each outstanding predecessor class A common share of beneficial interest was converted into one share of Class A Common Stock, and each outstanding predecessor class A preferred share of beneficial interest was converted into one share of Class A Preferred Stock. As a result, all of the predecessor's previously issued class A common shares have been reclassified as shares of Class A Common Stock and all of the predecessor's previously issued class A preferred shares had been reclassified as shares of Class A Preferred Stock.

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

Preferred Stock

In connection with the reorganization, the Company created two classes of Preferred Stock, Class A Preferred Stock and the class B 9.5% cumulative convertible non-voting preferred stock ("Class B Preferred Stock"). As described above, upon consummation of the reorganization, the predecessor's outstanding class A preferred shares of beneficial interest were converted into shares of Class A Preferred Stock. Following the reorganization, certain shares of Class A Preferred Stock were converted into shares of Class B Preferred Stock and certain shares of Class A Common Stock were converted into shares of Class B Common Stock. In December 2001, following the repurchase of all of the outstanding shares of Preferred Stock (as discussed below), the Company amended its charter to eliminate from authorized capital the previously designated Class A Preferred Stock and Class B Preferred Stock and increase the authorized shares of preferred stock to 100,000,000.

Common and Preferred Stock Transactions

During March 2000, the Company commenced an open market stock repurchase program under which the Company was initially authorized to purchase, from time to time, up to 2,000,000 shares of Class A Common Stock. Since that time the authorization has been increased by the board of directors to purchase up to 7,100,770 shares of Class A Common Stock. As of December 31, 2002, the Company had purchased and retired, pursuant to the program, 4,902,470 shares of Class A Common Stock at an average price of $4.36 per share (including commissions).

The Company has no further obligations to issue additional warrants to Citigroup at December 31, 2002. The value of the warrants at the issuance dates, $4,636,000, was capitalized and is being amortized over the anticipated lives of the Funds. On January 31, 2003, the Company purchased all of the outstanding warrants to purchase 8,528,467 shares of Class A Common Stock for $2,132,000.

In two privately negotiated transactions closed in April 2001, the Company repurchased for $29,138,000, 630,701 shares of Class A Common Stock, 1,520,831 shares of Class B Common Stock, 1,518,390 shares of Class A Preferred Stock and 2,274,110 shares of Class B Preferred Stock. In addition, in a privately negotiated transaction closed in August 2001, the Company repurchased for $20,896,000, 200,000 shares of Class A Common Stock, 1,234,355 shares of Class B Common Stock, 759,195 shares of Class A Preferred Stock and 1,769,138 shares of Class B Preferred Stock. The Company has repurchased all of its previously outstanding Preferred Stock and eliminated the related dividend.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


14.   Stockholders' Equity, continued
Earnings per Share

The following table sets forth the calculation of Basic and Diluted EPS for the years ended December 31, 2002 and 2001:



                                 Year Ended December 31, 2002            Year Ended December 31, 2001
                            --------------------------------------   ------------------------------------
                                                         Per Share                             Per Share
                               Net Loss      Shares        Amount     Net Income     Shares      Amount
                            ------------- -------------  ----------  ------------- ---------- ------------

Basic EPS:
  Net earnings / (loss)
    allocable to Common
    Stock                    $(9,738,000)  18,026,192    $ (0.54)     $8,764,000   20,166,319   $  0.43
                                                         ==========                            ===========

Effect of Dilutive
Securities:
  Options outstanding for
    the purchase of Common
    Stock                         --           --                         --           96,432
  Warrants outstanding for
    the purchase of Common
    Stock                         --           --                         --          420,947
  Future commitments for
    stock unit awards for
    the issuance of Common
    Stock                         --           --                         --           50,000
  Convertible Trust
    Preferred Securities
    exchangeable for
    shares of Common Stock        --           --                      4,120,000   12,820,513
  Convertible Preferred
    Stock                         --           --                        606,000    2,569,894
                            ------------- -------------  ----------  ------------- ----------  -----------

Diluted EPS:
  Net earnings / (loss)
    per share of Common
    Stock and Assumed
    Conversions              $(9,738,000)  18,026,192    $ (0.54)    $13,490,000   36,124,105   $  0.37
                            ============= =============  ==========  ============= ==========  ===========



 The following table sets forth the calculation of Basic and Diluted EPS for the year ended December 31, 2000:

                                         Year Ended December 31, 2000
                                     -------------------------------------

                                     Net Income        Shares        Per Share
                                                                      Amount
                                    -------------   -------------    ---------

Basic EPS:
  Net earnings allocable
    to Common Stock                  $8,146,000       23,171,057      $  0.35
                                                                     =========
Effect of Dilutive Securities:
  Options outstanding for
    the purchase of Common Stock           --                 37
  Future commitments for
    stock unit awards for
    the issuance of Common Stock           --            200,000
  Convertible Trust
    Preferred Securities
    exchangeable for
    shares of Common Stock                 --               --
  Convertible Preferred Stock         1,615,000        6,320,833
                                     -------------    -------------

Diluted EPS:
  Net earnings per share
    of Common Stock and
    Assumed Conversions              $9,761,000        29,691,927     $  0.33
                                     =============    =============  =========

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


15.  General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2002, 2001 and 2000 consist of (in thousands):

                                2002               2001               2000
                         ----------------   ---------------    ---------------
Salaries and benefits      $   9,276          $  11,082          $  11,280
Professional services          1,806              1,545              1,170
Other                          2,914              2,755              2,989
                         ----------------   ---------------    ---------------
Total                      $  13,996          $  15,382          $  15,439
                         ================   ===============    ===============

16.   Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes for the years ended December 31, 2002, 2001 and 2000 is comprised as follows (in thousands):

                                     2002           2001          2000
                                  ------------  ------------- -------------
Current
  Federal                           $ 8,752       $10,642       $12,561
  State                               2,654         3,811         4,493
  Local                               2,802         3,473         4,057
Deferred
  Federal                             5,152          (732)       (2,025)
  State                               1,483           (72)         (697)
  Local                               1,595          (240)         (629)
                                  ------------  ------------- -------------

Provision for income taxes          $22,438       $16,882       $17,760
                                  ============  ============= =============

The reconciliation of income tax computed at the U.S. federal statutory tax rate (35%) to the effective income tax rate for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):



                                  2002               2001             2000
                             ---------------- ---------------- ----------------
                                 $       %        $       %        $       %
                             -------- ------- -------- ------- -------- -------
  Federal income tax at
    statutory rate           $ 7,404   35.0%  $12,156   35.0%  $12,405   35.0%
  State and local taxes,
    net of federal tax
    benefit                    5,547   26.2%    4,532   13.1%    4,696   13.3%
  Utilization of net
    operating loss
    carryforwards               (490)  (2.3)%    (490)  (1.4)%    (490)  (1.4)%
  Capital loss
    carryforwards not
    recognized due to
    uncertainty of
    utilization               10,304    48.7%      --     --%       --     --%
  Compensation in excess
    of deductible limits         502     2.4%     642    1.8%      851    2.4%
  Reduction of net
    deferred tax
    liabilities               (2,783)  (13.1)%     --     --%       --     --%
  Other                        1,954     9.2%      42    0.1%      298    0.8%
                            --------- ------- -------- ------- -------- -------
                            $22,438    106.1% $16,882   48.6%  $17,760   50.1%
                            ========= ======= ======== ======= ======== =======

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


16.  Income Taxes, continued

The Company has federal net operating loss carryforwards ("NOLs") as of December 31, 2002 of approximately $13.9 million. Such NOLs expire through 2021. Due to an ownership change in January 1997 and another prior ownership change, a substantial portion of the NOLs are limited for federal income tax purposes to approximately $1.4 million annually. Any unused portion of such annual limitation can be carried forward to future periods. The Company also has federal capital loss carryforwards as of December 31, 2002 of approximately $29.4 million that expire in 2007.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes.

As discussed in Note 1, the board of directors has authorized the election to be taxed as a REIT beginning in 2003. Management intends to operate the Company in a manner to meet the qualifications to be taxed as a REIT for federal income tax purposes during the 2003 tax year. Management does not expect the Company will be liable for income taxes or taxes on "built-in gain" on its assets at the federal level or in most states in future years, other than on the Company's taxable REIT subsidiary. Accordingly, the Company eliminated substantially all of its deferred tax liabilities other than that related to its taxable REIT subsidiary at December 31, 2002.

The components of the net deferred tax assets are as follows (in thousands):

                                                            December 31,
                                                     ---------------------------
                                                        2002           2001
                                                     ------------  -------------
  Net operating loss carryforward                      $ 4,849       $ 5,394
  Capital loss carryforward                             13,573           --
  Reserves on other  assets and for  possible  credit
    losses                                               2,689         6,340
  Other                                                 (2,858)        2,434
                                                     ------------  -------------
  Deferred tax assets                                   18,253        14,168
  Valuation allowance                                  (16,668)       (4,405)
                                                     ------------  -------------
                                                       $ 1,585       $ 9,763
                                                     ============  =============

The Company recorded a valuation allowance to reserve a portion of its net deferred assets in accordance with SFAS No. 109. Under SFAS No. 109, this valuation allowance will be adjusted in future years, as appropriate. However, the timing and extent of such future adjustments cannot presently be determined.

17.  Employee Benefit Plans

Employee 401(k) and Profit Sharing Plan

In 1999, the Company instituted a 401(k) and profit sharing plan that allows eligible employees to contribute up to 15% of their salary into the plan on a pre-tax basis, subject to annual limits. The Company has committed to make contributions to the plan equal to 3% of all eligible employees' compensation subject to annual limits and may make additional contributions based upon earnings. The Company's contribution expense for the years ended December 31, 2002, 2001 and 2000, was $110,000, $196,000 and $187,000, respectively.

1997 Long-Term Incentive Stock Plan

The Company's 1997 Amended and Restated Long-Term Incentive Stock Plan (the "Incentive Stock Plan") permits the grant of nonqualified stock option ("NQSO"), incentive stock option ("ISO"), restricted stock, stock appreciation right ("SAR"), performance unit, performance stock and stock unit awards. A maximum of 882,896 shares of Class A Common Stock may be issued during the fiscal year 2003 pursuant to awards under the Incentive Stock Plan and the Director Stock Plan (as defined below) in addition to the shares subject to awards outstanding under the two plans at December 31, 2002. The maximum number of shares that may be subject to awards to any employee during the term of the plan may not exceed 1,000,000 shares and the maximum amount payable in cash to any employee with respect to any performance period pursuant to any performance unit or performance stock award is $1.0 million.

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

Restricted stock may be granted under the Incentive Stock Plan with performance goals and periods of restriction as the board of directors may designate. The performance goals may be based on the attainment of certain objective and/or subjective measures. In 2002, 2001 and 2000, the Company issued 75,472 shares, 227,780 shares and 230,304 shares, respectively, of restricted stock. 62,374 shares were canceled in 2001 and 32,500 shares were canceled in 2000 upon the resignation of employees prior to vesting. The shares of restricted stock issued in 2002 vest one-third on each of the following dates: February 1, 2003, February 1, 2004 and February 1, 2005. The shares of restricted stock issued in 2001 vest one-third on each of the following dates: February 1, 2002, February 1, 2003 and February 1, 2004. The shares of restricted stock issued in 2000 vest one-third on each of the following dates: February 1, 2001, February 1, 2002 and February 1, 2003. The Company also granted 52,083 shares of performance based restricted stock in 1999, which were canceled in 2002.

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

The following table summarizes the activity under the Incentive Stock Plan for the years ended December 31, 2002, 2001 and 2000:



                                                                             Weighted
                                       Options        Exercise Price          Average
                                     Outstanding        per Share         Exercise Price
                                                                             per Share
                                     ------------  ---------------------  ----------------
  Outstanding at January 1, 2000       1,233,917       $6.00 - $10.00            7.89
    Granted in 2000                     467,250        $4.125 - $6.00            4.94
    Canceled in 2000                   (281,667)       $4.125 - $10.00           7.34
                                     ------------                         ----------------
  Outstanding at December 31, 2000     1,419,500       $4.125 - $10.00           7.04
    Granted in 2001                     454,500         $4.50 - $5.50            4.62
    Canceled in 2001                   (142,333)       $4.125 - $10.00           6.83
                                     ------------                         ----------------
  Outstanding at December 31, 2001     1,731,667       $4.125 - $10.00        $  6.42
    Granted in 2002                     292,500             $5.30                5.30
    Canceled in 2002                    (52,000)       $4.125 - $6.00            4.99
                                     ------------                         ----------------
  Outstanding at December 31, 2002     1,971,667       $4.125 - $10.00        $  6.29
                                     ============                         ================


                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


17.  Employee Benefit Plans, continued

At  December  31,  2002,  2001  and  2000,  1,306,987,  1,011,824  and  745,505,
respectively, of the options were exercisable. At December 31, 2002, the outstanding options have various remaining contractual lives ranging from 3.00 to 9.09 years with a weighted average life of 6.54 years.

1997 Non-Employee Director Stock Plan

The Company's 1997 Amended and Restated Long-Term Director Stock Plan (the "Director Stock Plan") permits the grant of NQSO, restricted stock, SAR, performance unit, stock and stock unit awards. A maximum of 882,896 shares of Class A Common Stock may be issued during the fiscal year 2002 pursuant to awards under the Director Stock Plan and the Incentive Stock Plan, in addition to the shares subject to awards outstanding under the two plans at December 31, 2002.

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

The following table summarizes the activity under the Director Stock Plan for the years ended December 31, 2002, 2001 and 2000:



                                                                             Weighted
                                       Options        Exercise Price          Average
                                     Outstanding        per Share         Exercise Price
                                                                             per Share
                                     ------------  ---------------------  ----------------
  Outstanding at January 1, 2000        255,000         $6.00-$10.00             9.22
    Granted in 2000                        --              $  --                --
                                     ------------                         ----------------
  Outstanding at December 31, 2000      255,000         $6.00-$10.00             9.22
    Granted in 2001                        --              $  --                --
                                     ------------                         ----------------
  Outstanding at December 31, 2001      255,000         $6.00-$10.00             9.22
    Granted in 2002                        --              $  --                --
                                     ------------                         ----------------
  Outstanding at December 31, 2002      255,000         $6.00-$10.00          $  9.22
                                     ============                         ================


At December 31, 2002, 2001 and 2000, 255,000, 255,000 and 186,668, respectively, of the options were exercisable. At December 31, 2002, the outstanding options have a remaining contractual life of 4.54 years to 5.08 years with a weighted average life of 4.98 years.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


17.  Employee Benefit Plans, continued

Accounting for Stock-Based Compensation

The Company complies with the provisions of the FASB's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 encourages the adoption of a new fair-value based accounting method for employee stock-based compensation plans. SFAS No. 123 also permits companies to continue accounting for stock-based compensation plans as prescribed by APB Opinion No. 25. However, companies electing to continue accounting for stock-based compensation plans under APB Opinion No. 25, must make pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS No. 123. The Company has continued to account for stock-based compensation under APB Opinion No. 25. Accordingly, no compensation cost has been recognized for the Incentive Stock Plan or the Director Stock Plan in the accompanying consolidated statements of operations as the exercise price of the stock options granted thereunder equaled the market price of the underlying stock on the date of the grant.

Pro forma information regarding net income and net earnings per common share has been estimated at the date of the grant using the Black-Scholes option-pricing model based on the following assumptions:

                                    2002               2001             2000
                             ----------------   ---------------    -------------
Risk-free interest rate             4.30%              4.75%            6.65%
Volatility                         25.0%              25.0%            40.0%
Dividend yield                      0.0%               0.0%             0.0%
Expected life (years)               5.0                5.0              5.0

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value of each stock option granted during the years ended December 31, 2002, 2001 and 2000 were $1.64, $1.47 and $1.58, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands, except for net earnings (loss) per share of common stock):


                                   2002                 2001                  2000
                           --------------------- -------------------- --------------------
                             As                    As                    As
                           reported   Pro forma  reported   Pro forma  reported  Pro forma
                           ---------  ---------- ---------  ---------  --------  ---------

  Net income                $(9,738)  $(10,038)  $ 9,370    $ 9,043    $ 9,761   $ 9,287
  Net earnings per share
    of common stock:
     Basic                  $  (0.54) $  (0.56)  $  0.43    $  0.42    $  0.35   $  0.33
     Diluted                $  (0.54) $  (0.56)  $  0.37    $  0.36    $  0.33   $  0.31


The pro forma information presented above is not representative of the effect stock options will have on pro forma net income or earnings per share for future years.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


18.  Fair Values of Financial Instruments

The FASB's Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," ("SFAS No. 107") requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based upon estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

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

   Repurchase obligations: The repurchase obligations, which are generally short-term in nature, bear interest at a floating rate and the book value is a reasonable estimate of fair value.

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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


18.  Fair Values of Financial Instruments, continued

The carrying amounts of all assets and liabilities approximate the fair value except as follows (in thousands):


                                         December 31, 2002            December 31, 2001
                                      -------------------------    -------------------------
                                       Carrying        Fair         Carrying        Fair
                                        Amount         Value         Amount         Value
                                      -----------    ----------    -----------    ----------
 Financial Assets:
  Loans receivable, net               $ 116,347      $ 122,366     $ 248,088      $ 247,127
  Available-for-sale securities          65,233         65,233       152,789        152,789
  CMBS                                  155,780        155,780       210,268        210,268
  Interest rate hedge liabilities        (1,822)        (1,822)       (9,987)        (9,987)
  Interest rate cap agreement               --             --             82             82


19.  Supplemental Schedule of Non-Cash and Financing Activities

Interest paid on the Company's outstanding debt for 2002, 2001 and 2000 was $32,293,000, $38,290,000 and $48,531,000, respectively. Income taxes paid by the
Company  in 2002,  2001 and 2000 were  $8,275,000,  $11,583,000 and $15,612,000, respectively.

20.  Transactions with Related Parties

The Company entered into a consulting agreement, dated as of January 1, 1998, with a director of the Company. The consulting agreement had an initial term of one year, which was subsequently extended to December 31, 2002. Pursuant to the agreement, the director provided consulting services for the Company including new business identification, strategic planning and identifying and negotiating mergers, acquisitions, joint ventures and strategic alliances. During each of the years ended December 31, 2002, 2001 and 2000, the Company incurred expenses of $96,000 in connection with this agreement.

Effective January 1, 2001, the Company entered into a consulting agreement with a director. The consulting agreement has an initial term of two years that expired on December 31, 2002. Under the agreement, the consultant was paid $15,000 per month for which the consultant provided services for the Company including serving on the management committees for Fund I, Fund II and any other tasks and assignments requested by the chief executive officer. During the years ended December 31, 2002 and 2001, the Company incurred expenses of $180,000 in connection with this agreement.

The Company pays Equity Group Investments, L.L.C. and Equity Risk Services, Inc., affiliates under common control of the chairman of the board of directors, for certain corporate services provided to the Company. These services include consulting on insurance matters, legal matters, tax matters, risk management, and investor relations. During the years ended December 31, 2002, 2001 and 2000, the Company incurred $57,000, $100,000 and $85,000, respectively, of expenses in connection with these services.

During the year ended December 31, 2000, the Company, through two of its acquired subsidiaries, earned asset management fees pursuant to agreements with entities in which two of the executive officers and directors of the Company have an equity interest and serve as officers, members or as a general partner thereof. During the year ended December 31, 2000, the Company earned $16,000 from such agreements, which have been included in the consolidated statements of operations.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


21.  Commitments and Contingencies

Leases

The Company leases premises and equipment under operating leases with various expiration dates. Minimum annual rental payments at December 31, 2002 are as follows (in thousands):

Years ending December 31:
-------------------------
  2003                                                             $   844
  2004                                                                 923
  2005                                                                 914
  2006                                                                 914
  2007                                                                 914
  Thereafter                                                           457
                                                                 -------------
                                                                   $ 4,966
                                                                 =============

Rent expense for office space and equipment amounted to $899,000, $852,000 and $1,017,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Litigation

In the normal course of business, the Company is subject to various legal proceedings and claims, the resolution of which, in management's opinion, will not have a material adverse effect on the consolidated financial position or the results of operations of the Company.

Employment Agreements

The Company has an employment agreement with its chief executive officer that provided for an initial five-year term of employment that ended July 15, 2002. The agreement has been automatically extended for a one-year renewal term ending July 15, 2003 and contains extension options that extend the agreement for additional one-year terms automatically unless terminated by either party by April 17, 2003. The employment agreement currently provides for a base annual salary of $600,000, subject to calendar year cost of living increases at the discretion of the board of directors. The chief executive officer is also entitled to annual incentive cash bonuses to be determined by the board of directors based on individual performance and the profitability of the Company and is a participant in the Incentive Stock Plan and other employee benefit plans of the Company.

22.  Segment Reporting

As the Company manages its operations as one segment, separate segment reporting is not presented for 2002, 2001 and 2000 as the financial information for that segment is the same as the information in the consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


23.  Risk Factors

The Company's assets are subject to various risks that can affect results, including the level and volatility of prevailing interest rates and credit spreads, adverse changes in general economic conditions and real estate markets, the deterioration of credit quality of borrowers and the risks associated with the ownership and operation of real estate. Any significant compression of the spreads of the interest rates earned on interest-earning assets over the interest rates paid on interest-bearing liabilities could have a material adverse effect on the Company's operating results as could adverse developments in the availability of desirable loan and investment opportunities and the ability to obtain and maintain targeted levels of leverage and borrowing costs. Adverse changes in national and regional economic conditions, including acts of terrorism, can have an effect on real estate values increasing the risk of undercollateralization to the extent that the fair market value of properties serving as collateral security for the Company's assets are reduced. Numerous factors, such as adverse changes in local market conditions, competition, increases in operating expenses and uninsured losses, can affect a property owner's ability to maintain or increase revenues to cover operating expenses and the debt service on the property's financing and, consequently, lead to a deterioration in credit quality or a loan default and reduce the value of the Company's assets. In addition, the yield to maturity on the Company's CMBS assets are subject to the default and loss experience on the underlying mortgage loans, as well as by the rate and timing of payments of principal. If there are realized losses on the underlying loans, the Company may not recover the full amount, or possibly, any of its initial investment in the affected CMBS asset. To the extent there are prepayments on the underlying mortgage loans as a result of refinancing at lower rates, the Company's CMBS assets may be retired substantially earlier than their stated maturities leading to reinvestment in lower yielding assets. There can be no assurance that the Company's assets will not experience any of the foregoing risks or that, as a result of any such experience, the Company will not suffer a reduced return on investment or an investment loss.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


24.  Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2002, 2001 and 2000 (in thousands except per share data):


                                         March 31     June 30    September 30    December 31
                                      ------------ ------------  ------------   ------------
2002
----
    Revenues                             $13,886      $16,579      $16,843        $ 9,695
    Net income / (loss)                  $ 1,573      $ 1,117      $ 1,553        $(13,981)
    Net  income / (loss) per share of
      Common Stock:
        Basic                            $  0.08      $  0.06      $  0.09        $ (0.84)
        Diluted                          $  0.08      $  0.06      $  0.08        $ (0.84)


2001
----
    Revenues                             $19,180      $19,849      $20,824        $18,807
    Net income                           $ 1,724      $ 2,675      $ 2,899        $ 2,072
    Preferred Stock dividends            $   404      $   125      $    77        $  --
    Net income per share of
      Common Stock:
        Basic                            $  0.06      $  0.13      $  0.15        $  0.11
        Diluted                          $  0.06      $  0.10      $  0.11        $  0.10


2000
----
    Revenues                             $24,220      $23,722      $22,617        $23,697
    Net income                           $ 2,919      $ 1,154      $ 2,417        $ 3,271
    Preferred Stock dividends            $   404      $   404      $   404        $   403
    Net income per share of
      Common Stock:
        Basic                            $  0.10      $  0.03      $  0.09        $  0.13
        Diluted                          $  0.09      $  0.03      $  0.08        $  0.10


                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


25.  Subsequent Events

In December 2002, the Company's board of directors authorized the Company's election to be taxed as a REIT for the 2003 tax year. The Company will continue to make, for its own account and as investment manager for the account of funds under management, loans and debt-related investments in various types of commercial real estate and related assets.

In view of the Company's election to be taxed as a REIT, the Company will tailor the its balance sheet investment program to originate or acquire loans and investments to produce a portfolio that meets the asset and income tests necessary to maintain the Company's qualification as a REIT. In order to accommodate the Company's REIT status, the legal structure of future investment funds the Company sponsors may be different from the legal structure of the Company's existing investment funds.

In order to qualify as a REIT, five or fewer individuals may own no more than 50% of the Company's Common Stock. As a means of facilitating compliance with such qualification, stockholders controlled by John R. Klopp and Craig M.
Hatkoff  and  trusts  for the  benefit  of the  family of Samuel  Zell each sold
500,000 shares of Class A Common Stock to an institutional investor in a transaction that closed on February 7, 2003. Following this transaction, the Company's largest five individual stockholders own in the aggregate less than 50% of the Company's Class A Common Stock.

In connection with the organization of Fund I and Fund II and in accordance with the venture agreement, in 2001 and 2002, the Company issued to affiliates of Citigroup a warrant to purchase 8,528,467 shares of Class A Common Stock. At December 31, 2002, all such warrants had a $5.00 per share exercise price, were exercisable and were to expire on March 8, 2005. In January 2003, the Company purchased all of the outstanding warrants for $2.1 million.

In January 2003, the Company purchased Citigroup's 75% interest in Fund I for a purchase price of approximately $38.4 million (including the assumption of liabilities). As of January 31, 2003, the Company will consolidate the operations of Fund I in its consolidated financial statements.

On January 31, 2003, Edward L. Shugrue III, the Company's chief financial officer, resigned and was replaced by Brian H. Oswald. Prior to his appointment as chief financial officer, Mr. Oswald had been the Company's director of finance and accounting and chief accounting officer since 1997. In connection with Mr. Shugrue's resignation, the Company purchased 199,282 shares of Class A Common Stock from Mr. Shugrue for $947,000.