Form 10-Q
period 2003-03-31
CAPITAL TRUST INC
filed 2003-05-15
CIK 1061630

As filed with the Securities and Exchange Commission on May 15, 2003

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
                               --------------

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

Yes[ X ]    No[   ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of outstanding shares of the Registrant's Class A Common Stock, par value $0.01 per share ("Class A Common Stock"), as of May 13, 2003 was 5,425,678.

EXPLANATORY NOTE
----------------

On April 2, 2003, the Registrant successively filed with the State Department of Assessments and Taxation of Maryland articles of amendment and restatement and articles of amendment which amended and restated and then further amended the Registrant's charter effective as of that date, among other things, to eliminate from the authorized stock of the Registrant the entire 100,000,000 shares of the Registrant's authorized but unissued class B common stock and to effect a one
(1) for three (3) reverse stock split of the Registrant's outstanding class A common stock. The financial statements and other stock and per share related information contained in this quarterly report on Form 10-Q reflects the foregoing amendments to the Registrant's charter as though they were in effect for all fiscal periods and as of all balance sheet dates presented.


CAPITAL TRUST, INC.
                                      INDEX

Part I.       Financial Information

              Item 1:      Financial Statements                                                          1

                      Consolidated Balance Sheets - March 31, 2003 (unaudited) and
                           December 31, 2002 (audited)                                                   1

                      Consolidated Statements of Income - Three Months Ended March 31, 2003
                           and 2002 (unaudited)                                                          2

                      Consolidated Statements of Changes in Stockholders' Equity - Three
                           Months Ended March 31, 2003 and 2002 (unaudited)                              3

                      Consolidated Statements of Cash Flows - Three Months Ended
                           March 31, 2003 and 2002 (unaudited)                                           4

                      Notes to Consolidated Financial Statements (unaudited)                             5

              Item 2:      Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                                        11

              Item 3:      Quantitative and Qualitative Disclosures about Market Risk                   16

              Item 4:      Disclosure Controls and Procedures                                           17

Part II.      Other Information

              Item 1:      Legal Proceedings                                                            18

              Item 2:      Changes in Securities                                                        18

              Item 3:      Defaults Upon Senior Securities                                              18

              Item 4:      Submission of Matters to a Vote of Security Holders                          18

              Item 5:      Other Information                                                            18

              Item 6:      Exhibits and Reports on Form 8-K                                             18

              Signatures                                                                                19


                      Capital Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      March 31, 2003 and December 31, 2002
                                 (in thousands)


                                                                                               March 31,            December 31,
                                                                                          ----------------      -------------------
                                                                                                 2003                   2002
                                                                                          ----------------      -------------------
                                                                                             (Unaudited)             (Audited)
                                         Assets

  Cash and cash equivalents                                                                 $   11,176            $     10,186
  Available-for-sale securities, at fair value                                                  46,414                  65,233
  Commercial mortgage-backed securities available-for-sale, at fair value                      156,373                 155,780
  Loans receivable, net of $6,672 and $4,982 reserve for possible credit losses at
     March 31, 2003 and December 31, 2002, respectively                                        135,762                 116,347
  Equity investment in CT Mezzanine Partners I LLC ("Fund I"), CT Mezzanine
     Partners II LP ("Fund II") and CT MP II LLC ("Fund II GP") (together "Funds")              28,415                  28,974
  Deposits and other receivables                                                                    24                     431
  Accrued interest receivable                                                                    2,725                   4,422
  Deferred income taxes                                                                          1,755                   1,585
  Prepaid and other assets                                                                       1,825                   2,018
                                                                                          ----------------      --------------------
Total assets                                                                                $  384,469            $    384,976
                                                                                          ================      ====================


                      Liabilities and Stockholders' Equity

Liabilities:
  Accounts payable and accrued expenses                                                     $    6,873            $      9,067
  Credit facility                                                                               44,468                  40,000
  Term redeemable securities contract                                                           20,000                     --
  Repurchase obligations                                                                       140,495                 160,056
  Deferred origination fees and other revenue                                                      895                     987
  Interest rate hedge liabilities                                                                2,258                   1,822
                                                                                          ----------------      --------------------
Total liabilities                                                                              214,989                 211,932
                                                                                          ----------------      --------------------

Company-obligated, mandatory redeemable, convertible trust preferred securities of
   CT Convertible Trust I, holding $89,742 of convertible 10.0% junior subordinated debentures at March 31, 2003 and December 31, 2002
   ("Convertible Trust Preferred Securities")                                                   89,107                  88,988
                                                                                          ----------------      --------------------


Stockholders' equity:
  Class A common stock, $0.01 par value, 100,000 shares authorized, 5,410 and
     5,405 shares issued and outstanding at March 31, 2003 and
     December 31, 2002, respectively ("Class A Common Stock")                                       54                      54
  Restricted Class A Common Stock, $0.01 par value, 17 and 100 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively  ("Restricted Class
     A Common Stock" and together with Class A Common Stock, "Common Stock")                      --                         1
  Additional paid-in capital                                                                   123,654                 126,919
  Unearned compensation                                                                            (62)                   (320)
  Accumulated other comprehensive loss                                                         (29,766)                (28,988)
  Accumulated deficit                                                                          (13,507)                (13,610)
                                                                                          ----------------      --------------------
Total stockholders' equity                                                                      80,373                  84,056
                                                                                          ----------------      --------------------

Total liabilities and stockholders' equity                                                  $  384,469            $    384,976
                                                                                          ================      ====================




     See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                        Consolidated Statements of Income
                   Three Months Ended March 31, 2003 and 2002
                      (in thousands, except per share data)
                                   (unaudited)


                                                                               2003                     2002
                                                                         ------------------      -------------------
Income from loans and other investments:
   Interest and related income                                             $        8,959          $       13,986
   Less:  Interest and related expenses                                             2,295                   5,649
                                                                         ------------------       -------------------
     Income from loans and other investments, net                                   6,664                   8,337
                                                                         ------------------      -------------------

Other revenues:
   Management and advisory fees from Funds                                          1,376                   2,491
   Income/(loss) from equity investments in Funds                                     785                  (2,694)
   Advisory and investment banking fees                                             --                         75
   Other interest income                                                               19                      28
                                                                         ------------------      -------------------
     Total other revenues                                                           2,180                    (100)
                                                                         ------------------      -------------------

 Other expenses:
   General and administrative                                                       3,704                   3,929
   Other interest expense                                                           --                         12
   Depreciation and amortization                                                      232                     248
   Unrealized (gain)/loss on derivative securities                                  --                       (253)
   Provision for/(recapture of) allowance for possible credit losses                --                     (2,963)
                                                                         ------------------      -------------------
     Total other expenses                                                           3,936                     973
                                                                         ------------------      -------------------

 Income before income taxes and distributions and amortization
   on Convertible Trust Preferred Securities                                        4,908                   7,264
   Provision for income taxes                                                       --                      3,538
                                                                         ------------------      -------------------

 Income before distributions and amortization on Convertible
   Trust Preferred Securities                                                       4,908                   3,726
   Distributions and amortization on Convertible Trust
     Preferred Securities, net of income tax benefit of $1,855
     for the three months ended March 31, 2002                                      2,363                   2,153
                                                                         ------------------      -------------------

Net income allocable to Common Stock                                       $        2,545          $        1,573
                                                                         ==================      ===================

Per share information:
   Net earnings per share of Common Stock
     Basic                                                                 $         0.46          $         0.25
                                                                         ==================      ===================
     Diluted                                                               $         0.46          $         0.24
                                                                         ==================      ===================
   Weighted average shares of Common Stock outstanding
     Basic                                                                      5,515,484               6,269,995
                                                                         ==================      ===================
     Diluted                                                                    5,539,446               6,527,480
                                                                         ==================      ===================

   Dividends declared per share of Common Stock                            $         0.45          $        --
                                                                         ==================      ===================


     See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
               For the Three Months Ended March 31, 2003 and 2002
                                 (in thousands)
                                   (unaudited)


                                                                                   Restricted
                                                                       Class A      Class A    Additional
                                                  Comprehensive         Common      Common      Paid-In      Unearned
                                                  Income/(Loss)         Stock       Stock       Capital    Compensation
                                                  -----------------  --------------------------------------------------

Balance at January 1, 2002                                           $     183     $       4   $ 136,805   $    (583)
Net income                                        $     1,573            --            --          --          --
Unrealized gain on derivative financial
  instruments, net of related income taxes              3,931            --            --          --          --
Unrealized loss on available-for-sale
  securities, net of related income taxes              (2,458)           --            --          --          --
Issuance of Class A Common Stock unit
  awards                                                  --                 1         --            312       --
Issuance of restricted
  Class A Common Stock                                    --             --                1         399        (400)
Vesting of restricted Class A Common Stock
  to unrestricted Class A Common Stock                    --                 2            (2)      --          --
Restricted Class A Common Stock earned                    --             --            --          --            186
                                                  -----------------  --------------------------------------------------
Balance at March 31, 2002                         $      3,046       $     186     $       3   $ 137,516   $    (797)
                                                  =================  ==================================================

Balance at January 1, 2003                                           $     162     $       3   $ 126,809   $    (320)
Net income                                        $      2,545           --            --          --          --
Unrealized loss on derivative financial
  instruments                                             (436)          --            --          --          --
Unrealized loss on available-for-sale
  securities                                              (342)          --            --          --          --
Sale of shares of Class A Common Stock
  under stock option agreement                            --             --            --              4       --
Cancellation of restricted
  Class A Common Stock                                    --             --            --           (192)        192
Vesting of restricted Class A Common Stock
  to unrestricted Class A Common Stock                    --                 2            (2)      --          --
Restricted Class A Common Stock earned                    --             --            --          --             66
Repurchase of warrants to purchase shares of
  Class A Common Stock                                    --             --            --         (2,132)      --
Repurchase and retirement of shares of Class
  A Common Stock previously outstanding                   --                (2)        --           (944)      --
Dividends declared on Class A Common
  Stock                                                   --             --            --          --          --
Shares redeemed in one for three reverse stock
  split                                                   --              (108)           (1)        109       --
                                                  -----------------  --------------------------------------------------
Balance at March 31, 2003                         $      1,767       $     162     $   --      $ 123,654   $     (62)
                                                  =================  ==================================================



                                                    Accumulated
                                                       Other
                                                   Comprehensive      Accumulated
                                                   Income/(Loss)        Deficit           Total
                                                  --------------------------------------------------

Balance at January 1, 2002                         $  (29,909)        $  (3,872)        $ 102,628
Net income                                               --               1,573             1,573
Unrealized gain on derivative financial
  instruments, net of related income taxes              3,931              --               3,931
Unrealized loss on available-for-sale
  securities, net of related income taxes              (2,458)             --              (2,458)
Issuance of Class A Common Stock unit
  awards                                                 --                --                 313
Issuance of restricted
  Class A Common Stock                                   --                --                --
Vesting of restricted Class A Common Stock
  to unrestricted Class A Common Stock                   --                --                --
Restricted Class A Common Stock earned                   --                --                 186
                                                  --------------------------------------------------
Balance at March 31, 2002                          $  (28,436)        $  (2,299)        $ 106,173
                                                  ==================================================

Balance at January 1, 2003                         $  (28,988)        $ (13,610)        $  84,056
Net income                                               --               2,545             2,545
Unrealized loss on derivative financial
  instruments                                            (436)             --                (436)
Unrealized loss on available-for-sale
  securities                                             (342)             --                (342)
Sale of shares of Class A Common Stock
  under stock option agreement                           --                --                   4
Cancellation of restricted
  Class A Common Stock                                   --                --                --
Vesting of restricted Class A Common Stock
  to unrestricted Class A Common Stock                   --                --                --
Restricted Class A Common Stock earned                   --                --                  66
Repurchase of warrants to purchase shares of
  Class A Common Stock                                   --                --              (2,132)
Repurchase and retirement of shares of Class
  A Common Stock previously outstanding                  --                --                (946)
Dividends declared on Class A Common
  Stock                                                  --              (2,442)           (2,442)
Shares redeemed in one for three reverse stock
  split                                                  --                --                 --
                                                  ------------------------------------------------
Balance at March 31, 2003                          $  (29,766)        $ (13,507)        $  80,373
                                                  ================================================



See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2003 and 2002
                                 (in thousands)
                                   (unaudited)


                                                                                          2003                 2002
                                                                                     ----------------    -----------------
Cash flows from operating activities:
 Net income                                                                        $   2,545           $   1,573
  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
       Deferred income taxes                                                              (170)               (494)
       Recapture of allowance for possible credit losses                                  --                (2,963)
       Depreciation and amortization                                                       232                 248
       Loss/(income) from equity investments in Funds                                     (785)              2,694
       Unrealized gain on hedged and derivative securities                                --                  (253)
       Restricted Class A Common Stock earned                                               66                 186
       Amortization of premiums and accretion of discounts on loans
         and investments, net                                                             (136)               (598)
       Accretion of discounts on term redeemable securities contract                      --                   680
       Accretion of discounts and fees on Convertible Trust Preferred Securities, net      119                 199
  Changes in assets and liabilities, net:
       Deposits and other receivables                                                      407                (238)
       Accrued interest receivable                                                       4,235                 207
       Prepaid and other assets                                                            236                 (62)
       Deferred origination fees and other revenue                                        (147)                 88
       Accounts payable and accrued expenses                                            (4,753)                401
                                                                                  ----------------    -----------------
   Net cash provided by operating activities                                             1,849               1,668
                                                                                  ----------------    -----------------

Cash flows from investing activities:
       Purchases of available-for-sale securities                                         --               (39,999)
       Principal collections on available-for-sale securities                           18,046              10,799
       Principal collections and proceeds from sale of loans receivable                 28,902              84,424
       Equity investments in Funds                                                      (6,216)             (1,137)
       Return of capital from Funds                                                        609                 789
       Purchase of remaining interest in Fund I                                        (19,946)               --
       Purchases of equipment and leasehold improvements                                    (2)                 (2)
                                                                                  ----------------    -----------------
   Net cash provided by investing activities                                            21,393              54,874
                                                                                  ----------------    -----------------

Cash flows from financing activities:
       Proceeds from repurchase obligations                                                134             143,086
       Repayment of repurchase obligations                                             (19,695)            (10,907)
       Proceeds from credit facilities                                                  21,000              35,000
       Repayment of credit facilities                                                  (40,617)           (123,211)
       Proceeds from term redeemable securities contract                                20,000              35,816
       Repayment of term redeemable securities contract                                   --              (137,912)
       Repayment of notes payable                                                         --                  (488)
       Sale of shares of Class A Common Stock under stock option agreement                   4                --
       Repurchase and retirement of shares of Class A Common Stock
           previously outstanding                                                         (946)               --
       Repurchase of warrants to purchase shares of Class A Common Stock                (2,132)               --
                                                                                  ----------------    -----------------
   Net cash used in financing activities                                               (22,252)            (58,616)
                                                                                  ----------------    -----------------

Net increase (decrease) in cash and cash equivalents                                       990              (2,074)
Cash and cash equivalents at beginning of year                                          10,186              11,651
                                                                                  ----------------    -----------------
Cash and cash equivalents at end of period                                          $   11,176        $      9,577
                                                                                  ================    =================



See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (unaudited)


1. Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the Annual Report on Form 10-K of Capital Trust, Inc. and Subsidiaries (collectively, the "Company") for the fiscal year ended December 31, 2002. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of results that may be expected for the entire year ending December 31, 2003.

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

2. Subsequent Event

On April 2, 2003, the Company's charter was amended and restated and then further amended to eliminate from the authorized stock of the Company the entire 100,000,000 shares of the Company's authorized but unissued class B common stock and to effect a one (1) for three (3) reverse stock split of the Company's class A common stock. Fractional shares resulting from the reverse stock split were settled in cash at a rate of $16.65 multiplied by the percentage of a share owned after the split.

All per share information concerning the computation of earnings per share, dividends per share, authorized stock, and per share conversion and exercise prices reported in the accompanying consolidated interim financial statements and these notes to consolidated financial statements have been adjusted as if the amendments to the Company's charter were in effect for all fiscal periods and as of all balance sheet dates presented.

3. REIT Election

In December 2002, the Company's board of directors authorized the Company's election to be taxed as a real estate investment trust ("REIT") for the 2003 tax year. The Company will continue to make, for its own account and as investment manager for the account of funds under management, loans and debt-related investments in various types of commercial real estate and related assets.

In view of the Company's election to be taxed as a REIT, the Company has tailored its balance sheet investment program to originate or acquire loans and investments to produce a portfolio that meets the asset and income tests necessary to maintain the Company's qualification as a REIT. In order to accommodate the Company's REIT status, the legal structure of future investment funds the Company sponsors may be different from the legal structure of the Company's existing investment funds.

In order to qualify as a REIT, five or fewer individuals may own no more than 50% of the Company's Common Stock. As a means of facilitating compliance with such qualification, stockholders controlled by John R. Klopp and Craig M.
Hatkoff  and  trusts  for the  benefit  of the  family of Samuel  Zell each sold
166,666 shares of Class A Common Stock to an institutional investor in a transaction that closed on February 7, 2003. Following this transaction, the Company's largest five individual stockholders own in the aggregate less than 50% of the Company's Class A Common Stock.

                      Capital Trust, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)




4. Purchase of Citigroup's Interest in Fund I

In January 2003, the Company purchased the 75% interest in CT Mezzanine Partners I LLC ("Fund I") held by affiliates of Citigroup Alternative Investments, LLC ("Citigroup") for a purchase price of approximately $38.4 million (including the assumption of liabilities), at the book value of the fund. On January 31, 2003, the Company began consolidating the balance sheet and operations of Fund I in its consolidated financial statements.

5. Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

6. Available-for-Sale Securities

At March 31, 2003, the Company's available-for-sale securities consisted of the following (in thousands):



                                                                                 Gross
                                                               Amortized       Unrealized       Estimated
                                                                          ---------------------
                                                                  Cost       Gains    Losses    Fair Value
                                                              -----------------------------------------------
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due September 1, 2031                  $   4,788   $   161   $    --   $   4,949
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due September 1, 2031                     21,151       659        --      21,810
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due September 1, 2031                      1,413        49        --       1,462
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due April 1, 2032                         17,434       759        --      18,193
                                                              -----------------------------------------------
                                                                $  44,786   $ 1,628   $   --    $  46,414
                                                              ===============================================



7. Loans Receivable

At March 31, 2003 and December 31, 2002, the Company's loans receivable consisted of the following (in thousands):


                                                                    March 31,         December 31,
                                                                       2003               2002
                                                                ------------------- ------------------
   (1)  Mortgage Loans                                            $       14,752      $       15,202
   (2)  Mezzanine Loans                                                  127,682              98,268
   (3)  Other loans receivable                                              --                 7,859
                                                                ------------------- ------------------
                                                                         142,434             121,329
   Less:  reserve for possible credit losses                              (6,672)             (4,982)
                                                                ------------------- ------------------
   Total loans                                                    $      135,762      $      116,347
                                                                =================== ==================


In connection with the Company's purchase of Fund I interest held by Citigroup, the Company recorded additional loans receivable of $50,034,000 and recorded a $1,690,000 increase to the reserve for possible credit losses on the acquisition date. The assets were recorded at their carrying value from Fund I, which approximated the market value on the acquisition date.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


One Mortgage Loan receivable with an original principal balance of $8,000,000 reached maturity on July 15, 2001 and has not been repaid with respect to principal and interest. In December 2002, the loan was written down to $4,000,000 through a charge to the allowance for possible credit losses. In accordance with the Company's policy for revenue recognition, income recognition has been suspended on this loan and for the three months ended March 31, 2003, $114,000 of potential interest income has not been recorded.

At March 31, 2003, the weighted average interest rate in effect, including amortization of fees and premiums, for the Company's performing loans receivable is as follows:

   (1)  Mortgage Loans                                          10.23%
   (2)  Mezzanine Loans                                         10.58%
             Total loans                                        10.56%

At March 31, 2003, $49,570,000 (36%) of the aforementioned performing loans bear interest at floating rates ranging from LIBOR plus 235 basis points to LIBOR plus 875 basis points. The remaining $88,864,000 (64%) of loans bear interest at fixed rates ranging from 11.62% to 12.00%.

8. Long-Term Debt

Credit Facility

In connection with the Company's purchase of Fund I interest held by Citigroup, the Company assumed the obligations under the credit facility entered into by Fund I. There were outstanding borrowings of $24,084,000 on the date of acquisition. The lender for the Fund I credit facility is the same as the lender for the Company's outstanding credit facility and thus the two facilities have been combined for reporting purposes.

At March 31, 2003, the Company has borrowed $44,468,000 under a $150 million credit facility at an average borrowing rate (including amortization of fees incurred and capitalized) of 4.89%. The Company has pledged assets of $103,406,000 as collateral for the borrowing against such credit facility. On March 31, 2003, the unused amount of potential credit under the remaining credit facility was $105,532,000.

Repurchase Obligations

At March 31, 2003, the Company was obligated to two counterparties under repurchase agreements.

The repurchase obligation with the first counterparty, an affiliate of a securities dealer, was utilized to finance CMBS securities. At March 31, 2003, the Company has sold CMBS assets with a book and market value of $156,373,000 and has a liability to repurchase these assets for $95,268,000 that is non-recourse to the Company. This repurchase obligation had an original one-year term that expired in February 2003 and was extended to February 2004. The liability balance bears interest at specified rates over LIBOR based upon each asset included in the obligation.

The other repurchase obligation with the other counterparty, a securities dealer, arose in connection with the purchase of available-for-sale securities. At March 31, 2003, the Company has sold such assets with a book and market value of $46,414,000 and has a liability to repurchase these assets for $45,227,000. This repurchase agreement comes due monthly and has a current maturity date in June 2003. The liability balance bears interest at LIBOR.

The interest rate in effect for all the repurchase obligations outstanding at March 31, 2003 was 2.08%.

Term Redeemable Securities Contract

At March 31, 2003, the Company has borrowed $20,000,000 under a $75 million term redeemable securities contract at an average borrowing rate (including amortization of fees incurred and capitalized) of 5.31%. The Company has pledged assets of $35,028,000 as collateral for the borrowing against such credit facility. On March 31, 2003, the unused amount of potential credit under the remaining credit facility was $55,000,000.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)



9. Derivative Financial Instruments

The following table summarizes the notional value and fair value of the Company's derivative financial instruments at March 31, 2003. The notional value provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or foreign exchange market risks.


                                                   Interest
  Hedge          Type          Notional Value      Rate           Maturity       Fair Value
 --------  ----------------  -----------------  --------------  ------------  ---------------
  Swap      Cash Flow Hedge    $85,000,000          4.2425%         2015       $ (1,776,000)
  Swap      Cash Flow Hedge     24,000,000          4.2325%         2015           (482,000)


On March 31, 2003, the derivative financial instruments were reported at their fair value as interest rate hedge liabilities of $2,258,000.

10. Earnings Per Share

The following table sets forth the calculation of Basic and Diluted EPS:


                                        Three Months Ended March 31, 2003            Three Months Ended March 31, 2002
                                   -------------------------------------------- --------------------------------------------
                                     Net Income       Shares       Per Share      Net Loss          Shares       Per Share
                                                                     Amount                                        Amount
                                   -------------------------------------------- -------------- ----------------- -----------
Basic EPS:
   Net earnings per share of
     Common Stock                   $   2,545,000      5,515,484   $   0.46      $  1,573,000       6,269,995    $   0.25
                                                                  =============                                 ============

Effect of Dilutive Securities
   Options outstanding for the
     purchase of Common Stock                 --          23,962                          --           37,580
   Warrants outstanding for the
     purchase of Common Stock                 --             --                           --          219,905
                                   -------------------------------              -------------- -----------------

Diluted EPS:
   Net earnings per share of
     Common Stock and Assumed
     Conversions                    $   2,545,000      5,539,446   $   0.46      $  1,573,000       6,527,480    $   0.24
                                   ============================================ ============== =============================


All per share information has been adjusted for the one for three reverse stock split in the computation of earnings per share and dividends per share as presented on the consolidated statements of income. See Note 2.

11. Income Taxes

The Company intends to make an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 2003. As a REIT, the Company generally is not subject to federal income tax. To maintain qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. At March 31, 2003, the Company was in compliance with all REIT requirements.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


12. Dividends

In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its REIT taxable income and must distribute 100% of its REIT taxable income to avoid paying corporate federal income taxes. The Company anticipates it will distribute all of its REIT taxable income to its stockholders. Because REIT taxable income differs from cash flow from operations due to non-cash revenues or expenses, in certain circumstances, the Company may be required to borrow to make sufficient dividend payments to meet this anticipated dividend threshold.

On March 11, 2003, the Company declared a dividend of approximately $2,442,000, or $0.45 per share of common stock (after adjustment for the one for three reverse stock split) applicable to the three-month period ended March 31, 2003, payable on April 15, 2003 to stockholders of record on March 31, 2003.

13. Employee Benefit Plans

1997 Long-Term Incentive Stock Plan

During the three months ended March 31, 2003, the Company did not issue any options to acquire shares of Class A Common Stock or restricted shares of Class A Common Stock.

The following table summarizes the option activity under the incentive stock plan for the quarter ended March 31, 2003:


                                                                                                Weighted Average
                                                       Options            Exercise Price         Exercise Price
                                                     Outstanding             per Share              per Share
                                                  --------------------------------------------- ------------------
   Outstanding at January 1, 2003                          657,250        $12.375 - $30.00           $ 18.87
      Granted in 2003                                          --               --                    --
      Exercised in 2003                                       (278)       $12.375 - $13.50             12.83
      Canceled in 2003                                    (118,501)       $12.375 - $30.00             18.56
                                                  -------------------                           ------------------
   Outstanding at March 31, 2003                           538,471        $12.375 - $30.00           $ 18.94
                                                  ===================                           ==================


At March 31, 2003, 1,282,985 of the options are exercisable. At March 31, 2003, the outstanding options have various remaining contractual exercise periods ranging from 2.76 to 8.85 years with a weighted average life of 6.35 years.

14. Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on the Company's outstanding debt and Convertible Preferred Trust Securities during the three months ended March 31, 2003 and 2002 was $4,716,000 and $3,765,000, respectively. Income taxes paid by the Company during the three months ended March 31, 2003 and 2002 was $1,193,000 and $4,240,000, respectively. In connection with the purchase of the Fund I interest held by Citigroup, the Company assumed $24,084,000 of credit facility debt that is a non-cash activity.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)



15. Segment Reporting

The Company has established two reportable segments beginning January 1, 2003. The Company has an internal information system that produces performance and asset data for its two segments along service lines.

The Lending and Investment segment includes all of the Company's activities related to direct loan and investment activities and the financing thereof.

The Investment Management segment includes all of the Company's activities related to investment management services provided to the Company and funds under management and includes the Company's taxable REIT subsidiary, CT Investment Management Co., LLC ("CTIMCO"), and its subsidiaries. The segment also provides asset management and advisory services relating to real estate properties.

The following table details each segment's contribution to the Company's overall profitability and the identified assets attributable to each such segment for the three months ended and as of March 31, 2003, respectively (in thousands):


                                                              Lending and          Investment       Inter-Segment
                                                               Investment          Management         Activities           Total
                                                           ------------------- -----------------  ------------------- --------------
Income from loans and other investments:
   Interest and related income                               $       8,959       $       --         $       --          $      8,959
   Less:  Interest and related expenses                              2,295               --                 --                 2,295
                                                           ------------------- -----------------  ------------------- --------------
     Income from loans and other investments, net                    6,664               --                 --                 6,664
                                                           ------------------- -----------------  ------------------- --------------

Other revenues:
   Management and advisory fees                                       --                2,535             (1,159)              1,376
   Income/(loss) from equity investments in Funds                      731                 54              --                    785
   Other interest income                                                11                  8              --                     19
                                                           ------------------- -----------------  ------------------- --------------
     Total other revenues                                              742              2,597             (1,159)              2,180
                                                           ------------------- -----------------  ------------------- --------------

 Other expenses:
   General and administrative                                        1,941              2,922             (1,159)              3,704
   Depreciation and amortization                                       199                 33             --                     232
                                                           ------------------- -----------------  ------------------- --------------
     Total other expenses                                            2,140              2,955             (1,159)              3,936
                                                           ------------------- -----------------  ------------------- --------------

   Income before income taxes and distributions and
     amortization on Convertible Trust Preferred Securities          5,266               (358)             --                  4,908
Provision for income taxes                                            --                 --                --                   --
                                                           ------------------- -----------------  ------------------- --------------
   Income before distributions and amortization on
     Convertible Trust Preferred Securities                          5,266               (358)             --                  4,908
   Distributions and amortization on Convertible Trust
     Preferred Securities                                            2,363               --                --                  2,363
                                                           ------------------- -----------------  ------------------- --------------
   Net income allocable to Class A Common Stock             $        2,903       $       (358)     $       --          $       2,545
                                                           =================== =================  =================== ==============
   Total Assets                                             $      382,343       $     16,522      $     (14,426)      $     384,469
                                                           =================== =================  =================== ==============


All revenues were generated from external sources within the United States. The Lending and Investment segment paid the Investment Management segment fees of $1,159,000 for management of the segment, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the table above.

 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Historical results set forth are not necessarily indicative of the future financial position and results of operations of the Company.

Introduction

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

On March 8, 2000, the Company entered into a venture with affiliates of Citigroup Alternative Investments, LLC ("Citigroup") to co-sponsor, commit to invest capital in and manage high-yield commercial real estate mezzanine investment funds. Pursuant to the venture agreement, the Company and Citigroup co-sponsored Fund I and Fund II. Fund II's total equity commitments were $845.2 million, including equity commitments of $49.7 million and $198.9 million from the Company and Citigroup, respectively. On January 1, 2003, the general partners of Fund II (affiliates of the Company and Citigroup) voluntarily reduced the management fees for the remainder of the investment period by 50% due to a lower than expected level of deployment of the fund's capital. Total capital calls of $329.0 million have been collected as of March 31, 2002 and no additional capital calls are anticipated as the investment period ended on April 9, 2003. The Company is also entitled to receive incentive payments from Fund II if the return on invested equity is in excess of 10%. The amount of any such payments is not determinable at March 31, 2003 and as such, no amount has been accrued as income for such potential payments in the financial statements. Potential incentive payments received as Fund II winds down could result in significant additional income from operations in certain periods during which such payments can be recorded as income.

In 2001 and 2002 in connection with the organization of Fund I and Fund II, the Company issued to affiliates of Citigroup warrants to purchase 2,842,825 shares of Class A Common Stock. At December 31, 2002, all such warrants had a $15.00 per share exercise price, were exercisable and were to expire on March 8, 2005. In January 2003, the Company purchased all of the warrants outstanding from the affiliates of Citigroup for $2.1 million.

The Company's current lending and investment activities are conducted principally through funds under management. Until the end of the investment period for Fund II on April 9, 2003, the Company generally did not originate or acquire loans or CMBS directly for its own balance sheet portfolio. Now that the Fund II investment period has ended, the Company plans to originate loans or purchase investments for its own account as permitted by future funds under management. The Company will also use its available working capital to make contributions to Fund II or any other funds as and when required by the capital commitments made by the Company to such funds. If the amount of the Company's maturing loans and investments increases significantly before excess capital is invested in new funds, or otherwise accretively deployed, the Company may experience shortfalls in revenues and lower earnings until offsetting revenues are derived from funds under management or other sources. For the remainder of 2003, the Company does not expect a decrease in total assets, as additional reductions in loans and investments from satisfactions will require the Company to purchase or originate additional assets that are qualifying assets under the Investment Company Act of 1940.

On January 31, 2003, the Company purchased from affiliates of Citigroup their 75% interest in Fund I for $38.4 million (including the assumption of liabilities). As of January 31, 2003, the Company began consolidating the operations of Fund I in its consolidated financial statements.

Since December 31, 2002, the Company has made equity contributions to Fund II of $5.5 million and equity contributions to Fund II's general partner of $757,000. The Company's does not anticipate making any additional equity contributions to Fund II or its general partner. The Company's total investment in Fund II and its general partner at March 31, 2003 is $22.0 million. As of March 31, 2003, Fund II has outstanding loans and investments totaling $741.1 million, all of which are performing in accordance with the terms of their agreements.

The Company has capitalized costs of $6,391,000, net, that are being amortized over the anticipated lives of the Funds.

Results of Operations for the Three Months Ended March 31, 2003 and 2002
------------------------------------------------------------------------

The Company reported a net income of $2,545,000 for the three months ended March 31, 2003, an increase of $972,000 from the net income of $1,573,000 for the three months ended March 31, 2002. This increase was primarily the result of the elimination of income taxes in 2003 with the REIT election and the increase in income from equity investments in Funds. These increases were partially offset by a reduction in management and advisory fees from Funds, a recapture of the allowance for possible credit losses in 2002, which did not recur in 2003, and a reduction in net income from loans and investments.

Interest and related income from loans and other investments amounted to $8,959,000 for the three months ended March 31, 2003, a decrease of $5,027,000 from the $13,986,000 amount for the three months ended March 31, 2002. Average interest-earning assets decreased from approximately $562.8 million for the three months ended March 31, 2002 to approximately $351.6 million for the three months ended March 31, 2003. The average interest rate earned on such assets increased from 10.1% in 2002 to 10.3% in 2003. During the three months ended March 31, 2003, the Company recognized $367,000 in additional income on the early repayment of loans. Without this additional interest income, the earning rate for the 2003 period would have been 9.9% versus 10.1% for the 2002 period. LIBOR rates averaged 1.3% for the three months ended March 31, 2003 and 1.8% for the three months ended March 31, 2002, a decrease of 0.5%. Since substantial portions of the Company's assets earn interest at fixed-rates, the decrease in the average earning rate did not correspond to the full decrease in the average LIBOR rate.

Interest and related expenses amounted to $2,295,000 for the three months ended March 31, 2003, a decrease of $3,354,000 from the $5,649,000 amount for the three months ended March 31, 2002. The decrease in expense was due to a decrease in the amount of average interest-bearing liabilities outstanding from approximately $333.3 million for the three months ended March 31, 2002 to approximately $205.9 million for the three months ended March 31, 2003, and a decrease in the average rate paid on interest-bearing liabilities from 6.9% to 4.5% for the same periods. The decrease in the average rate is substantially due to the increased use of repurchase agreements as a percentage of total debt in the 2003 period at lower spreads to LIBOR than the credit facilities utilized in the 2002 period and the decrease in swap levels and rates.

The Company also utilized proceeds from the $150.0 million of Convertible Trust Preferred Securities, which were issued on July 28, 1998 to finance its interest-earning assets. During the three months ended March 31, 2003 and 2002, the Company recognized $2,363,000 and $2,153,000, respectively, of net expenses related to its outstanding Convertible Trust Preferred Securities. This amount consisted of distributions to the holders totaling $2,244,000 and $3,809,000, respectively, and amortization of discount and origination costs totaling $119,000 and $199,000, respectively, during the three months ended March 31, 2003 and 2002. In the 2002 period, this total was partially offset by a tax benefit of $1,855,000. Due to the Company's election to be taxed as a REIT, there is no tax benefit of the expense in the 2003 period. The decrease in the distribution amount and amortization of discount and origination costs resulted from the elimination of the distributions and discount and fees on the Non-Convertible Amount, which was repaid on September 30, 2002.

Other revenues increased $2,280,000 from ($100,000) for the three months ended March 31, 2002 to $2,180,000 the three months ended March 31, 2003. On January 1, 2003, the general partners of Fund II (affiliates of the Company and Citigroup) voluntarily reduced by 50% the management fees charged to Fund II for the remainder of the investment period due to a lower than expected level of deployment of the Fund's capital. This reduced the Company's share of management and advisory fees from Funds by approximately $1.0 million. During the quarter ended March 31, 2002, Fund I increased its allowance for possible credit losses by establishing a specific reserve for the non-performing loan it was carrying. This additional expense drove the loss from equity investments in Funds.

General and administrative expenses decreased $225,000 to $3,704,000 for the three months ended March 31, 2003 from $3,929,000 for three months ended March 31, 2002. The decrease in general and administrative expenses was primarily due to reduced employee compensation from a reduction in the average number of employees. The Company employed an average of 25 employees during the three months ended March 31, 2003 and 28 during the three months ended March 31, 2002. The Company had 23 full-time employees and one part-time employee at March 31, 2003.

During the three months ended March 31, 2002, the Company recaptured $2,963,000 of its previously established allowance for possible credit losses. The Company deemed this recapture necessary due to the substantial reduction in the loan portfolio and a general reduction in the default risk of the loans remaining based upon current conditions. At March 31, 2003, the Company believes that the reserve is adequate based on the existing loans in the balance sheet portfolio.

The Company intends to make an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 2003. As a REIT, the Company generally is not subject to federal income tax. To maintain qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. At March 31, 2003, the Company was in compliance with all REIT requirements and as such, has not provided for any income tax expense in 2003.

Liquidity and Capital Resources
-------------------------------

At March 31, 2003, the Company had $11,176,000 in cash. The primary sources of liquidity for the Company for 2003 will be cash on hand, cash generated from operations, principal and interest payments received on loans and investments and additional borrowings under the Company's credit facilities. The Company believes these sources of capital are adequate to meet future cash requirements. The Company expects that during 2003, it will use a significant amount of its available capital resources to satisfy capital contributions required in connection with future funds and originate loans and investments for its balance sheet. The Company intends to continue to employ leverage on its existing balance sheet assets to enhance its return on equity.

The Company experienced a net increase in cash of $990,000 for the three months ended March 31, 2003, compared to the net decrease of $2,074,000 for the three months ended March 31, 2002. Cash provided by operating activities during the quarter ended March 31, 2003 was $1,849,000, compared to $1,668,000 provided during the same period of 2002. For the quarter ended March 31, 2003, cash provided by investing activities was $21,393,000, compared to $54,874,000 during the same period in 2002 as the Company experienced lower levels of loan and investment repayments in the 2003 period than the 2002 period and purchased significant levels of available-for-sale securities in the 2002 period. The Company utilized the cash received on loan repayments in both years to reduce borrowings under its credit facilities and entered into repurchase obligations to finance the purchase of available-for-sale securities in the 2002 period which accounted for the majority of the change in the net cash used in financing activities from $58,616,000 in 2002 to the $22,252,000 in the same period of 2003.

On January 31, 2003, the Company purchased Citigroup's 75% interest in Fund I for a purchase price of approximately $38.4 million (including the assumption of liabilities), equal to the book value of the fund. In conjunction with the purchase, the Company acquired $50.0 million of loans receivable and assumed $24.1 million of borrowings under a credit facility. On January 31, 2003, the Company began consolidating the balance sheet and operations of Fund I in its consolidated financial statements.

Other than those acquired with the purchase of Citigroup's interest in Fund I, the Company has not originated or purchased any new loans since December 31, 2002 and has no future commitments under any existing loans. The Company has received full satisfaction of two loans totaling $27.7 million and partial repayments on six loans totaling $1.2 million in 2003. At March 31, 2003, the Company had outstanding loans totaling approximately $135.8.3 million (net of reserves) and held CMBS and other available-for-sale securities of $156.4 million and $46.4 million, respectively.

At March 31, 2003, after assumption of the debt in conjunction with the purchase of Citigroup's interests in Fund I, the Company was party to a credit facility with a commercial lender that provides for a total of $150 million of credit. The facility matures in July 2003, with an automatic nine-month amortizing extension option, if not otherwise extended. At March 31, 2003, the Company had outstanding borrowings under the credit facility of $44,468,000, and had unused potential credit of $105,532,000, an amount of available credit that provides the Company with adequate liquidity for its short-term needs. The credit facility provides for advances to fund lender-approved loans and investments made by the Company. Borrowings under the credit facility are secured by pledges of the assets originated or acquired by the Company with advances under the credit facility. Borrowings under the credit facility bear interest at specified rates over LIBOR, which rates may fluctuate, based upon the credit quality of the pledged assets. Future repayments and redrawdowns of amounts previously subject to the drawdown fee will not require the Company to pay any additional fees. The credit facility provides for margin calls on asset-specific borrowings in the event of asset quality and/or market value deterioration as determined under the credit facility. The credit facility contains customary representations and warranties, covenants and conditions and events of default.

On March 31, 2003, the Company was party to a $75 million term redeemable securities contract. The term redeemable securities contract has a two-year term, maturing in February 2004, with an automatic one-year amortizing extension option, if not otherwise extended. The Company has borrowings against the term redeemable securities contract of $20,000,000 at March 31, 2003.

At March 31, 2003, the Company also has outstanding repurchase obligations of $140,495,000. The average interest rate in effect for the repurchase obligations outstanding at March 31, 2003 was 2.08%. The Company expects to enter into new repurchase obligations at their maturity.

The Company is party to two interest rate cash flow swaps with a total notional value of $109 million. These cash flow interest rate swaps effectively convert floating rate debt to fixed rate debt, which is utilized to finance assets which earn interest at fixed rates. At March 31, 2003, the market value of the swaps is a liability of $2,258,000 which is recorded as interest rate hedge liabilities and accumulated other comprehensive loss on the balance sheet of the Company.

In March 2003, the Company repurchased 66,427 shares of Class A Common stock under the open market share repurchase program from the Company's former chief financial officer at a price of $14.25 per share. After the repurchase, the Company has 666,339 shares remaining available for repurchase under the authorization from the board of directors for the program.

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

Important factors that the Company believes might cause actual results to differ from any results expressed or implied by these forward-looking statements are discussed in the cautionary statements contained in Exhibit 99.3 to this Form 10-Q (filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K, filed on March 28, 2003 and incorporated therein by reference), which are incorporated herein by reference. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q.

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

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates at March 31, 2003. For financial assets and debt obligations, the table presents cash flows to the expected maturity and weighted average interest rates based upon the current carrying values. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on rates in effect as of the reporting date.



                                                           Expected Maturity Dates
                             -------------------------------------------------------------------------------------
                                2003        2004        2005         2006        2007     Thereafter     Total     Fair Value
                                ----        ----        ----         ----        ----     ----------     -----     ----------
Assets:                                                           (dollars in thousands)
Available-for-sale securities
   Fixed Rate                $  16,883   $  16,197   $   6,931    $   2,730   $   1,074     $   694      $44,509     $46,414
      Average interest rate      5.83%       5.83%       5.83%        5.83%       5.83%       5.83%        5.83%

CMBS
   Fixed Rate                     --          --          --      $    7,811  $      135   $201,024     $208,970    $156,373
      Average interest rate       --          --          --         10.04%       8.42%      11.93%       11.86%

Loans receivable
   Fixed Rate                     --          --          --           --      $ 39,350    $ 49,234    $  88,584    $103,400
      Average interest rate       --          --          --           --        11.32%      11.99%       11.69%
   Variable Rate              $ 39,108    $  6,695   $      667   $     667   $      667  $   5,888      $53,692   $  51,723
      Average interest rate     8.91%        3.11%       6.87%        6.87%       6.87%       6.87%        7.89%

Liabilities:
Credit Facilities
   Variable Rate                  --      $ 44,468        --           --          --          --        $44,468     $44,468
      Average interest rate       --         4.89%        --           --          --          --         4.89%

Term redeemable securities
   contract
   Variable Rate                  --          --      $ 20,000         --          --          --       $ 20,000    $ 20,000
      Average interest rate       --          --         5.32%         --          --          --          5.32%

Repurchase obligations
   Variable Rate              $ 45,227    $ 95,268        --           --          --          --       $140,495    $140,495
      Average interest rate      1.34%       2.43%        --           --          --          --          2.08%

Convertible Trust
  Preferred Securities
   Fixed Rate                     --          --          --        $89,742        --          --        $89,742     $89,107
      Average interest rate       --          --          --         10.00%        --          --         10.00%

Interest rate swaps
     Notional amounts             --          --          --           --          --     $  109,000    $109,000   $  (1,822)
     Average fixed pay rate       --          --          --           --          --         4.24%        4.24%
     Average variable
     receive rate                 --          --          --           --          --         1.30%        1.42%


ITEM 4.  Disclosure Controls and Procedures


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

         *99.1 Certification  of Chief Executive  Officer  Pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

         *99.2 Certification  of Chief Financial  Officer  Pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

         99.3 Risk Factors (filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K, filed on March 28, 2003 and incorporated herein by reference).


       * Pursuant to Commission Release No. 33-8212, this certification will be treated as "accompanying" this Quarterly Report on Form 10-Q and not "filed" as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act, and such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the registrant specifically incorporates it by reference.


      (b)  Reports on Form 8-K

         During the fiscal quarter ended March 31, 2003, the Company filed the following Current Reports on Form 8-K:

                           None

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CAPITAL TRUST, INC.



May 15, 2003                                     /s/ John R. Klopp
------------                                     -----------------
Date                                             John R. Klopp
                                                 Chief Executive Officer

                                                 /s/ Brian H. Oswald
                                                 -------------------
                                                 Brian H. Oswald
                                                 Chief Financial Officer

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


Date: May 15, 2003

                                                         /s/ John R. Klopp
                                                         ------------------
                                                         John R. Klopp
                                                         Chief Executive Officer

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


Date: May 15, 2003

                                                       /s/ Brian H. Oswald
                                                       --------------------
                                                       Brian H. Oswald
                                                       Chief Financial Officer