Form 10-Q
period 2003-06-30
CAPITAL TRUST INC
filed 2003-08-14
CIK 1061630

As filed with the Securities and Exchange Commission on August 14, 2003

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
                               -------------

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

Yes[ X ]    No[   ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of outstanding shares of the Registrant's Class A Common Stock, par value $0.01 per share ("Class A Common Stock"), as of August 13, 2003 was 6,500,734.

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


CAPITAL TRUST, INC.
                                      INDEX

Part I.       Financial Information

              Item 1:      Financial Statements                                                          1

                      Consolidated Balance Sheets - June 30, 2003 (unaudited) and
                           December 31, 2002 (audited)                                                   1

                      Consolidated Statements of Income - Three and Six Months Ended
                           June 30, 2003 and 2002 (unaudited)                                            2

                      Consolidated Statements of Changes in Stockholders' Equity - Six Months
                           Ended June 30, 2003 and 2002 (unaudited)                                      3

                      Consolidated Statements of Cash Flows - Six Months Ended June 30, 2003
                           and 2002 (unaudited)                                                          4

                      Notes to Consolidated Financial Statements (unaudited)                             5

              Item 2:      Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                                        13

              Item 3:      Quantitative and Qualitative Disclosures about Market Risk                   19

              Item 4:      Disclosure Controls and Procedures                                           20

Part II.      Other Information

              Item 1:      Legal Proceedings                                                            21

              Item 2:      Changes in Securities                                                        21

              Item 3:      Defaults Upon Senior Securities                                              21

              Item 4:      Submission of Matters to a Vote of Security Holders                          21

              Item 5:      Other Information                                                            22

              Item 6:      Exhibits and Reports on Form 8-K                                             22

              Signatures                                                                                24


                      Capital Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                       June 30, 2003 and December 31, 2002
                                 (in thousands)



                                                                                               June 30,              December 31,
                                                                                          --------------------    ------------------
                                                                                                 2003                    2002
                                                                                          --------------------    ------------------
                                                                                               (Unaudited)         (Audited)
                                         Assets
  Cash and cash equivalents                                                                 $        5,583          $       10,186
  Available-for-sale securities, at fair value                                                      32,668                  65,233
  Commercial mortgage-backed securities available-for-sale, at fair value                          152,588                 155,780
  Loans receivable, net of $6,672 and $4,982 reserve for possible credit losses at
     June 30, 2003 and December 31, 2002, respectively                                             170,789                 116,347
  Equity investment in CT Mezzanine Partners I LLC ("Fund I"), CT Mezzanine
     Partners II LP ("Fund II") and CT MP II LLC ("Fund II GP") (together "Funds")                  22,683                  28,974
  Deposits and other receivables                                                                       839                     431
  Accrued interest receivable                                                                        2,687                   4,422
  Deferred income taxes                                                                              1,920                   1,585
  Prepaid and other assets                                                                           3,129                   2,018
                                                                                          --------------------    ------------------
Total assets                                                                                $      392,886          $      384,976
                                                                                          ====================    ==================


                      Liabilities and Stockholders' Equity

Liabilities:
  Accounts payable and accrued expenses                                                     $        8,280          $       9,067
  Credit facility                                                                                   29,000                 40,000
  Term redeemable securities contract                                                               20,000                   --
  Repurchase obligations                                                                           150,900                160,056
  Deferred origination fees and other revenue                                                          741                    987
  Interest rate hedge liabilities                                                                    5,809                  1,822
                                                                                          --------------------   -----------------
Total liabilities                                                                                  214,730                211,932
                                                                                          --------------------   -----------------

Company-obligated, mandatory redeemable, convertible trust preferred securities of
   CT Convertible Trust I, holding $89,742 of convertible 10.0% junior subordinated debentures at June 30, 2003 and December 31, 2002 ("Convertible
   Trust Preferred Securities")                                                                     89,227                 88,988
                                                                                          --------------------   ----------------


Stockholders' equity:
  Class A common stock, $0.01 par value, 100,000 shares authorized, 6,501 and 5,405 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively
     ("Class A Common Stock")                                                                           65                     54
  Restricted Class A Common Stock, $0.01 par value, 17 and 100 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively ("Restricted Class A
     Common Stock" and together with Class A Common Stock, "Common Stock")                            --                        1
  Additional paid-in capital                                                                       140,772                126,919
  Unearned compensation                                                                                (44)                  (320)
  Accumulated other comprehensive loss                                                             (38,018)               (28,988)
  Accumulated deficit                                                                              (13,846)               (13,610)
                                                                                          --------------------    ----------------
Total stockholders' equity                                                                          88,929                  84,056
                                                                                          --------------------    ----------------

Total liabilities and stockholders' equity                                                  $      392,886          $      384,976
                                                                                          ====================    ==================




          See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                        Consolidated Statements of Income
                Three and Six Months Ended June 30, 2003 and 2002
                      (in thousands, except per share data)
                                   (unaudited)


                                                                  Three Months Ended                         Six Months Ended
                                                                       June 30,                                  June 30,
                                                         -----------------------------------    ------------------------------------
                                                               2003                 2002               2003                 2002
                                                         ----------------   ----------------    -----------------   ----------------
Income from loans and other investments:
   Interest and related income                             $     8,668       $    12,969          $    17,627          $    26,955
   Less: Interest and related expenses                           2,458             4,614                4,753               10,263
                                                         ----------------   ---------------     ----------------    ----------------
     Income from loans and other investments, net                6,210             8,355               12,874               16,692
                                                         ----------------   ----------------    -----------------   ----------------

Other revenues:
   Management and advisory fees from Funds                       1,432             2,585                2,808                5,076
   Income/(loss) from equity investments in Funds                  533               920                1,318               (1,774)
   Advisory and investment banking fees                          --                   75                --                     150
   Net gain on sales of investments and reduced maturity
    of fair value hedge                                          --                1,651                --                   1,651
   Other interest income                                            19                30                   38                   58
                                                         ----------------  ----------------     -----------------   ----------------
     Total other revenues                                        1,984             5,261                4,164                5,161
                                                         ----------------  ----------------     -----------------   ----------------

 Other expenses:
   General and administrative                                    2,989             3,479                6,693                7,408
   Other interest expense                                        --                   11                --                      23
   Depreciation and amortization                                   256               248                  488                  496
   Net unrealized (gain)/loss on derivative securities and
    corresponding hedged risk on CMBS securities                 --                2,849                --                   2,596
   Recapture of allowance for possible credit losses             --                --                   --                  (2,963)
                                                         ----------------  -----------------     -----------------  ----------------
     Total other expenses                                        3,245             6,587                7,181                7,560
                                                         ----------------  -----------------     -----------------  ---------------

Income before income taxes and distributions and
   amortization on Convertible Trust Preferred Securities       4,949                7,029                9,857               14,293
    Provision for income taxes                                   --                3,548                 --                    7,086
                                                         ----------------  -----------------    -----------------    ---------------

Income before distributions and amortization on
   Convertible Trust Preferred Securities                        4,949             3,481                9,857                7,207
    Distributions and amortization on Convertible Trust
       Preferred Securities, net of income tax benefit of
       $2,039 and  $3,894 for the three and six months
       ended June 30, 2002, respectively                         2,363             2,364                4,726                4,517
                                                         ----------------  -----------------    -----------------    ---------------
Net income allocable to Common Stock                       $     2,586       $     1,117          $     5,131          $     2,690
                                                         ================  =================    =================    ===============

Per share information:
  Net earnings per share of Common Stock:
     Basic                                                 $      0.46       $      0.18          $      0.93          $      0.43
                                                         ================  =================    =================    ===============
     Diluted                                               $      0.46       $      0.18          $      0.92          $      0.42
                                                         ================  =================    =================    ===============
   Weighted average shares of Common Stock
      outstanding:
     Basic                                                   5,579,341         6,164,553            5,525,307            6,216,983
                                                         ================  =================    =================    ===============
     Diluted                                                 5,628,502         6,185,397            5,557,277            6,344,368
                                                         ================  =================    =================    ===============


          See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                 For the Six Months Ended June 30, 2003 and 2002
                                 (in thousands)
                                   (unaudited)


                                                                                     Restricted                        Accumulated
                                                                            Class A  Class A   Additional                Other
                                                             Comprehensive  Common   Common    Paid-In    Unearned    Comprehensive
                                                             Income/(Loss)  Stock    Stock     Capital  Compensation  Income/(Loss)
                                                             ------------- ---------------------------------------------------------

Balance at January 1, 2002                                                 $  61   $    1    $136,930   $  (583)    $    (29,909)
Net income                                                  $   2,690         --       --          --        --               --
Unrealized gain on derivative financial instruments, net of
  related income taxes                                          1,036         --       --          --        --            1,036
Unrealized loss on available-for-sale securities, net of
  related income taxes                                          7,818         --       --          --        --            7,818
Issuance of Class A Common Stock unit awards                       --         --        1         312        --               --
Issuance of restricted
  Class A Common Stock                                             --         --       --         400      (400)              --
Vesting of restricted Class A Common Stock
  to unrestricted Class A Common Stock                             --          1       (1)         --        --               --
Restricted Class A Common Stock earned                             --         --       --          --       346               --
Repurchase and retirement of shares of Class A Common
  Stock previously outstanding                                     --         (2)      --     (2,606)        --               --
                                                            -------------  ---------------------------------------------------------
Balance at June 30, 2002                                    $  11,544      $  60  $     1  $ 135,036    $  (637)    $    (21,055)
                                                            =============  =========================================================

Balance at January 1, 2003                                                 $  54  $     1  $ 126,919    $  (320)    $    (28,988)
Net income                                                  $   5,131         --       --         --         --               --
Unrealized loss on derivative financial instruments            (3,987)        --       --         --         --           (3,987)
Unrealized loss on available-for-sale securities               (5,043)        --       --         --         --           (5,043)
Sale of shares of Class A Common Stock under stock
  option agreement                                                 --         --       --          4         --               --
Cancellation of restricted
  Class A Common Stock                                             --         --       --       (192)       192               --
Vesting of restricted Class A Common Stock
  to unrestricted Class A Common Stock                             --          1       (1)        --         --               --
Restricted Class A Common Stock earned                             --         --       --         --         84               --
Repurchase of warrants to purchase shares of Class A
  Common Stock                                                     --         --       --     (2,132)        --               --
Repurchase and retirement of shares of Class A Common
  Stock previously outstanding                                     --         (1)      --       (946)        --               --
Dividends declared on Class A Common Stock                         --         --       --         --         --               --
Shares redeemed in one for three reverse stock split               --         --       --         (8)        --               --
Shares of Class A Common Stock issued in private offeri            --         11       --     17,127         --               --
                                                            -------------  ---------------------------------------------------------
Balance at June 30, 2003                                    $  (3,899)     $  65  $    --  $ 140,772   $    (44)    $    (38,018)
                                                            =============  =========================================================






                                                               Accumulated
                                                                 Deficit       Total
                                                            ----------------------------

Balance at January 1, 2002                                    $  (3,872)   $ 102,628
Net income                                                        2,690        2,690
Unrealized gain on derivative financial  instruments, net of
  related income taxes                                               --        1,036
Unrealized loss on available-for-sale
  securities, net of related income taxes                            --        7,818
Issuance of Class A Common Stock unit awards                         --          313
Issuance of restricted
  Class A Common Stock                                               --           --
Vesting of restricted Class A Common Stock
  to unrestricted Class A Common Stock                               --           --
Restricted Class A Common Stock earned                               --          346
Repurchase and retirement of shares of Class A
  Common Stock previously outstanding                                --       (2,608)
                                                            ----------------------------
Balance at June 30, 2002                                       $ (1,182)   $ 112,223
                                                            ============================

Balance at January 1, 2003                                    $ (13,610)   $  84,056
Net income                                                        5,131        5,131
Unrealized loss on derivative financial instruments                  --       (3,987)
Unrealized loss on available-for-sale securities                     --       (5,043)
Sale of shares of Class A Common Stock under stock
  option agreement                                                   --            4
Cancellation of restricted Class A Common Stock                      --           --
Vesting of restricted Class A Common Stock
  to unrestricted Class A Common Stock                               --           --
Restricted Class A Common Stock earned                               --           84
Repurchase of warrants to purchase shares of Class A
  Common Stock                                                       --       (2,132)
Repurchase and retirement of shares of Class A Common
  Common Stock previously outstanding                                --         (947)
Dividends declared on Class A Common Stock                       (5,367)      (5,367)
Shares redeemed in one for three reverse stock split                 --           (8)
Shares of Class A Common Stock issued in private offering            --       17,138
                                                             ---------------------------
Balance at June 30, 2003                                      $ (13,846)   $  88,929
                                                             ===========================




See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2003 and 2002
                                 (in thousands)
                                   (unaudited)


                                                                                            2003                 2002
                                                                                     ----------------    -----------------
Cash flows from operating activities:
   Net income                                                                          $      5,131        $      2,690
  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
       Deferred income taxes                                                                   (335)               (322)
       Recapture of allowance for possible credit losses                                         --              (2,963)
       Depreciation and amortization                                                            488                 496
       Loss/(income) from equity investments in Funds                                        (1,318)              1,774
       Net gain on sales of CMBS and available-for-sale securities                               --                (711)
       Unrealized (gain)/loss on hedged and derivative securities                                --               2,596
       Restricted Class A Common Stock earned                                                    84                 345
       Amortization of premiums and accretion of discounts on
         loans and investments, net                                                            (421)             (1,627)
       Accretion of discounts on term redeemable securities contract                             --                 680
       Accretion of discounts and fees on Convertible Trust Preferred Securities, net           239                 399
   Changes in assets and liabilities, net:
       Deposits and other receivables                                                          (408)                745
       Accrued interest receivable                                                            4,273               1,128
       Prepaid and other assets                                                              (1,087)               (799)
       Deferred origination fees and other revenue                                             (301)                773
       Accounts payable and accrued expenses                                                 (3,829)                582
                                                                                     ----------------    -----------------
   Net cash provided by operating activities                                                  2,516               5,786
                                                                                     ----------------    -----------------

Cash flows from investing activities:
       Purchases of available-for-sale securities                                                --             (39,999)
       Principal collections and proceeds from sales of available-for-sale securities        31,177              94,222
       Principal collections and proceeds from sales of CMBS                                     --              67,880
       Origination and purchase of loans receivable                                         (36,525)                 --
       Principal collections and proceeds from sale of loans receivable                      30,384             107,437
       Equity investments in Funds                                                           (6,216)             (4,533)
       Return of capital from Funds                                                           6,651               4,845
       Purchase of remaining interest in Fund I                                             (19,946)                 --
       Purchases of equipment and leasehold improvements                                        (16)                 (2)
                                                                                     ----------------    -----------------
   Net cash provided by investing activities                                                  5,509             229,850
                                                                                     ----------------    -----------------

Cash flows from financing activities:
       Proceeds from repurchase obligations                                                  28,061             144,937
       Repayment of repurchase obligations                                                  (37,217)           (114,425)
       Proceeds from credit facilities                                                       59,015              46,000
       Repayment of credit facilities                                                       (94,100)           (167,211)
       Proceeds from term redeemable securities contract                                     20,000              35,816
       Repayment of term redeemable securities contract                                          --            (173,628)
       Repayment of notes payable                                                                --                (477)
       Sale of shares of Class A Common Stock under stock option agreement                        4                  --
       Payment of Class A Common Stock Dividend                                              (2,442)                 --
       Repurchase of warrants to purchase shares of Class A Common Stock                     (2,132)                 --
       Proceeds from sale of shares of Class A Common Stock                                  17,138                  --
       Repurchase and retirement of shares of Common and
         Preferred Stock previously outstanding                                                (955)             (2,607)
                                                                                     ----------------    -----------------
   Net cash used in financing activities                                                    (12,628)           (231,595)
                                                                                     ----------------    -----------------

Net increase/(decrease) in cash and cash equivalents                                      (4,603)              4,041
Cash and cash equivalents at beginning of year                                            10,186              11,651
                                                                                  ----------------    -----------------
Cash and cash equivalents at end of period                                          $      5,583        $     15,692
                                                                                  ================    =================


      See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (unaudited)



1.       Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the Annual Report on Form 10-K of Capital Trust, Inc. and Subsidiaries (collectively, the "Company") for the fiscal year ended December 31, 2002. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended June 30, 2003, are not necessarily indicative of results that may be expected for the entire year ending December 31, 2003.

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

2. REIT Election

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

4. Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5. New Accounting Pronouncement

In May 2003, SFAS No. 150 "Accounting for Certain Financial Instrumnets with Characteristics of Both Liabilities and Equity" ("SFAS No. 150") was issued. SFAS No. 150 defines the appropriate balance sheet classification of instruments with both debt and equity components and the appropriate expense classification for any dividend, interest or fair value adjustments. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim peirod beginning after June 15, 2003. The pronouncement is to be implemented by reporting the cumulative effect of a change in anaccounting principle for financial instruments created before the issuace date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The Company has reviewed the provisions of this standard, and its adoption is not expected to have a material effect on the Company's consolidated financial statements.

6. Available-for-Sale Securities

At June 30, 2003, the Company's available-for-sale securities consisted of the following (in thousands):


                                                                                 Gross
                                                               Amortized       Unrealized       Estimated
                                                                          ---------------------
                                                                  Cost       Gains    Losses    Fair Value
                                                              -----------------------------------------------
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due September 1, 2031                  $   4,401   $   149   $    --    $   4,550
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due September 1, 2031                     14,145       405        --       14,550
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due September 1, 2031                        962        31        --          993
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due April 1, 2032                         12,068       507        --       12,575
                                                              -----------------------------------------------
                                                                $  31,576   $ 1,092   $    --    $  32,668
                                                              ===============================================


                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


7. Loans Receivable

At June 30, 2003 and December 31, 2002, the Company's loans receivable consisted of the following (in thousands):


                                                                     June 30,         December 31,
                                                                       2003               2002
                                                                ------------------- ------------------
   (1)  Mortgage Loans                                            $       14,302      $       15,202
   (2)  Mezzanine Loans                                                  163,159              98,268
   (3)  Other loans receivable                                              --                 7,859
                                                                ------------------- ------------------
                                                                         177,461             121,329
   Less:  reserve for possible credit losses                              (6,672)             (4,982)
                                                                ------------------- ------------------
   Total loans                                                    $      170,789      $      116,347
                                                                =================== ==================


In connection with the Company's purchase of the Fund I interest held by Citigroup, the Company recorded additional loans receivable of $50,034,000 and recorded a $1,690,000 increase to the reserve for possible credit losses on the acquisition date. The assets were recorded at their carrying value from Fund I, which approximated the market value on the acquisition date.

One Mortgage Loan receivable with an original principal balance of $8,000,000 reached maturity on July 15, 2001 and has not been repaid with respect to principal and interest. In December 2002, the loan was written down to $4,000,000 through a charge to the allowance for possible credit losses. In accordance with the Company's policy for revenue recognition, income recognition has been suspended on this loan and for the six months ended June 30, 2003, $228,000 of potential interest income has not been recorded.

During the six months ended June 30, 2003, the Company purchased three Mezzanine Loans for $36,525,000, received partial repayments on seven Mortgage and Mezzanine Loans totaling $2,665,000 and received one Mezzanine Loan and one other loan satisfaction totaling $27,718,0000.

At June 30, 2003, the weighted average interest rate in effect, including amortization of fees and premiums, for the Company's performing loans receivable is as follows:

   (1)  Mortgage Loans                                        10.21%
   (2)  Mezzanine Loans                                        9.91%
             Total loans                                       9.93%

At June 30, 2003, $84,831,000 (49%) of the aforementioned performing loans bear interest at floating rates ranging from LIBOR plus 235 basis points to LIBOR plus 875 basis points. The remaining $88,630,000 (51%) of loans bear interest at fixed rates ranging from 11.62% to 12.00%.

8. Equity Investments in CT Mezzanine Partners III, Inc. ("Fund III")

On June 2, 2003, CT Mezzanine Partners III, Inc. ("Fund III"), the Company's third commercial real estate mezzanine investment fund co-sponsored with Citigroup Investments Inc. ("Citigroup"), held its initial closing (the "Initial Closing"). Fund III's initial closing with an aggregate of $31.2 million in capital commitments was made by the co-sponsors. Affiliates of the Company and Citigroup made capital commitments of $6.2 million and $25.0 million, respectively, to Fund III, which were subject to increase upon subsequent closings on third-party investor capital commitments.

On June 27, 2003, Fund III effected its second closing on an additional $113.87 million of capital commitments made primarily by third-party institutional private equity investors. The capital commitments made to Fund III by affiliates of the Company and Citigroup increased an additional $1.0 million and $4.0 million, respectively.

Fund III commenced its investment operations immediately following the initial closing and the Company effected its final closing on August 8, 2003. See Note 18, Subsequent Events.

Based upon the $145.1 million aggregate capital commitments made at the initial and the second closing, the Company would earn annual investment management fees of $2.0 million through the service of its subsidiary, CT Investment Management Co. LLC ("CTIMCO"), as investment manager to Fund III.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)



9. Long-Term Debt

Credit Facility

In connection with the Company's purchase of the Fund I interest held by Citigroup, the Company assumed the obligations under the credit facility entered into by Fund I. There were outstanding borrowings of $24,084,000 on the date of acquisition. The lender for the Fund I credit facility is the same as the lender for the Company's outstanding credit facility and thus the two facilities have been combined for reporting purposes.

On June 27, 2003, the Company formally combined under one facility the outstanding borrowings under the two facilities and extended the maturity of the $150 million credit facility for two additional years to July 16, 2005 on substantially the same terms. At June 30, 2003, the Company has borrowed $29,000,000 under the credit facility at an average interest rate of Libor + 2.25% (3.62% at June 30, 2003); assuming no additional utilization under the credit facility and including the amortization of fees paid and capitalized over the term of the credit facility, the all-in borrowing cost was 6.16% at June 30, 2003. The Company has pledged assets of $102,562,000 as collateral for the borrowing against such credit facility. On June 30, 2003, the unused amount of potential credit under the remaining credit facility was $121,000,000.

Repurchase Obligations

At June 30, 2003, the Company was obligated to three counterparties under repurchase agreements.

The repurchase obligation with the first counterparty, an affiliate of a securities dealer, was utilized to finance CMBS securities. At June 30, 2003, the Company has sold CMBS assets with a book and market value of $152,588,000 and has a liability to repurchase these assets for $91,360,000 that is non-recourse to the Company. This repurchase obligation had an original one-year term that expired in February 2003 and was extended to February 2004. The liability balance bears interest at specified rates over LIBOR based upon each asset included in the obligation.

The repurchase obligation with the second counterparty, a securities dealer, arose in connection with the purchase of Federal Home Loan Mortgage Corporation Gold available-for-sale securities. At June 30, 2003, the Company has sold such assets with a book and market value of $32,668,000 and has a liability to repurchase these assets for $31,687,000. This repurchase agreement comes due monthly and has a current maturity date in September 2003. The liability balance bears interest at LIBOR.

The repurchase obligation with the third counterparty, a securities dealer, was entered into on May 28, 2003 pursuant to the terms of a master repurchase agreement and provides the Company with the right to finance up to $50,000,000 by selling specific assets to the counterparty. To June 30, 2003, the master repurchase agreement has been utilized in connection with the purchase of loans in the second quarter of 2003. At June 30, 2003, the Company has sold loans with a book and market value of $36,507,000 and has a liability to repurchase these assets for $27,853,000. The master repurchase agreement terminates on June 1, 2004 and bears interest at specified rates over LIBOR based upon each asset included in the obligation.

The average borrowing interest rate in effect for all the repurchase obligations outstanding at June 30, 2003 was Libor + 1.00% (2.30% at June 30, 2003), which including amortization of fees paid and capitalized was 2.58% at June 30, 2003.

Term Redeemable Securities Contract

At June 30, 2003, the Company has borrowed $20,000,000 under a $75 million term redeemable securities contract at an average interest rate of Libor + 1.99% (3.05% at June 30, 2003); assuming no additional utilization under the term redeemable securities contract and including the amortization of fees paid and capitalized over the term of the term redeemable securities contract, the all-in borrowing cost was 5.07% at June 30, 2003. The Company has pledged assets of $34,393,000 as collateral for the borrowing against such credit facility. On June 30, 2003, the unused amount of potential credit under the remaining credit facility was $55,000,000.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)



10. Derivative Financial Instruments

The following table summarizes the notional value and fair value of the Company's derivative financial instruments at June 30, 2003. The notional value provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or foreign exchange market risks.


                                                              Interest
  Hedge               Type              Notional Value          Rate           Maturity         Fair Value
-----------    --------------------    -----------------   ----------------   ------------    ---------------
Swap           Cash Flow Hedge            $85,000,000           4.2425%          2015         $  (4,545,000)
Swap           Cash Flow Hedge             24,000,000           4.2325%          2015            (1,264,000)


On June 30, 2003, the derivative financial instruments were reported at their fair value as interest rate hedge liabilities of $5,809,000.

11. Earnings Per Share

The following table sets forth the calculation of Basic and Diluted EPS for the six months ended June 30, 2003 and 2002:


                                         Six Months Ended June 30, 2003               Six Months Ended June 30, 2002
                                   -------------------------------------------- --------------------------------------------
                                     Net Income       Shares       Per Share     Net Income         Shares       Per Share
                                                                     Amount                                        Amount
                                   ---------------- --------------------------- -------------- ----------------- -----------
Basic EPS:
   Net earnings per share of
     Common Stock                   $   5,131,000      5,525,307   $   0.93      $  2,690,000       6,216,983    $   0.43
                                                                  =============                                 ============

Effect of Dilutive Securities
   Options outstanding for the
     purchase of Common Stock                 --          31,970                          --           29,182
   Warrants outstanding for the
     purchase of Common Stock                 --             --                           --           98,203
                                   ---------------- --------------              -------------- -----------------

Diluted EPS:
   Net earnings per share of
     Common Stock and Assumed
     Conversions                    $   5,131,000      5,557,277   $   0.92      $  2,690,000       6,344,368    $   0.42
                                   ================ ============== ============ ============== =============== =============


The following table sets forth the calculation of Basic and Diluted EPS for the three months ended June 30, 2003 and 2002:


                                        Three Months Ended June 30, 2003             Three Months Ended June 30, 2002
                                   -------------------------------------------- --------------------------------------------
                                     Net Income       Shares       Per Share     Net Income         Shares       Per Share
                                                                     Amount                                        Amount
                                   ---------------- --------------------------- -------------- ----------------- -----------

Basic EPS:
   Net earnings per share of
     Common Stock                   $   2,586,000      5,579,341   $   0.46      $  1,117,000       6,164,553    $   0.18
                                                                  =============                                 ============

Effect of Dilutive Securities
   Options outstanding for the
     purchase of Common Stock                 --          49,161                          --           20,844
   Warrants outstanding for the
     purchase of Common Stock                 --             --                           --              --
                                   ---------------- --------------              -------------- -----------------

Diluted EPS:
   Net earnings per share of
     Common Stock and Assumed
     Conversions                    $   2,586,000      5,628,502   $   0.46      $  1,117,000       6,185,397    $   0.18
                                   ================ ============= ============= ============== =============================

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


All per share information has been adjusted for the one for three reverse stock split in the computation of earnings per share and dividends per share as presented on the consolidated statements of income. See Note 1.

12. Income Taxes

The Company intends to make an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 2003. As a REIT, the Company generally is not subject to federal income tax. To maintain qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. At June 30, 2003, the Company was in compliance with all REIT requirements.

13. Class A Common Stock

On June 18, 2003, the Company issued 1,075,000 shares of Class A Common Stock in a private placement. Thirty-two separate investors, led by certain institutional clients advised by Lend Lease Rosen Real Estate Securities, LLC, purchased the shares. Net proceeds to the Company were $17.1 million after payment of offering expenses and fees to Conifer Securities, LLC, placement agent for the Company.

14. Dividends

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

On June 24, 2003, the Company declared a dividend of approximately $2,925,000, or $0.45 per share of Class A Common Stock applicable to the three-month period ended June 30, 2003, payable on July 15, 2003 to stockholders of record on June 30, 2003.

15. Employee Benefit Plans

1997 Long-Term Incentive Stock Plan

During the six months ended June 30, 2003, the Company did not issue any options to acquire shares of Class A Common Stock or restricted shares of Class A Common Stock.

The following table summarizes the option activity under the incentive stock plan for the quarter ended June 30, 2003:


                                                                                                Weighted Average
                                                       Options            Exercise Price         Exercise Price
                                                     Outstanding             per Share              per Share
                                                  --------------------------------------------- ------------------
   Outstanding at January 1, 2003                          657,250        $12.375 - $30.00           $ 18.87
      Granted in 2003                                          --               --                    --
      Exercised in 2003                                       (334)       $12.375 - $15.90             13.34
      Canceled in 2003                                    (119,002)       $12.375 - $30.00             18.56
                                                  -------------------                           ------------------
   Outstanding at June 30, 2003                            537,914        $12.375 - $30.00           $ 18.95
                                                  ===================                           ==================


At June 30, 2003, 435,674 of the options are exercisable. At June 30, 2003, the outstanding options have various remaining contractual exercise periods ranging from 2.51 to 8.60 years with a weighted average life of 6.10 years.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)




16. Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on the Company's outstanding debt and Convertible Preferred Trust Securities during the six months ended June 30, 2003 and 2002 was $9,384,000 and $13,349,000, respectively. Income taxes paid by the Company during the six months ended June 30, 2003 and 2002 was $1,693,000 and $7,075,000, respectively. In connection with the purchase of the Fund I interest held by Citigroup, the Company assumed $24,084,000 of credit facility debt that is a non-cash activity.

17. Segment Reporting

The Company has established two reportable segments beginning January 1, 2003. The Company has an internal information system that produces performance and asset data for its two segments along service lines.

The Lending and Investment segment includes all of the Company's activities related to direct loan and investment activities and the financing thereof.

The Investment Management segment includes all of the Company's activities related to investment management services provided to the Company and funds under management and includes the Company's taxable REIT subsidiary, CTIMCO, and its subsidiaries. The segment also provides asset management and advisory services relating to real estate properties.

The following table details each segment's contribution to the Company's overall profitability and the identified assets attributable to each such segment for the six months ended and as of June 30, 2003, respectively (in thousands):


                                                              Lending and          Investment     Inter-Segment
                                                               Investment          Management       Activities            Total
                                                           ---------------- ----------------  ---------------- -----------------
Income from loans and other investments:
   Interest and related income                               $   17,627       $       --       $     --          $    17,627
   Less:  Interest and related expenses                           4,752               --             --                4,753
                                                           ---------------- ----------------  ---------------- -----------------
     Income from loans and other investments, net                12,874               --             --               12,874
                                                           ---------------- ----------------  ---------------- -----------------

Other revenues:
   Management and advisory fees                                  --                   5,023         (2,215)            2,808
   Income/(loss) from equity investments in Funds                 1,409                 (91)         --                1,318
   Other interest income                                             20                  18          --                   38
                                                           ---------------- ----------------  ---------------- -----------------
     Total other revenues                                         1,429               4,950         (2,215)            4,164
                                                           ---------------- ----------------  ---------------- -----------------

 Other expenses:
   General and administrative                                     3,496               5,412         (2,215)            6,693
   Depreciation and amortization                                    422                  66         --                   488
                                                           ---------------- ----------------  ---------------- -----------------
     Total other expenses                                         3,918               5,478         (2,215)            7,181
                                                           ---------------- ----------------  ---------------- -----------------

   Income before income taxes and distributions and
     amortization on Convertible Trust Preferred Securities      10,385                (528)         --                9,857
Provision for income taxes                                        --                  --             --                --
                                                           ---------------- ----------------  ---------------- -----------------
   Income before distributions and amortization on
     Convertible Trust Preferred Securities                      10,385                (528)         --                9,857
   Distributions and amortization on Convertible Trust
     Preferred Securities                                         4,726               --             --                4,726
                                                           ---------------- ----------------  ---------------- -----------------
   Net income allocable to Class A Common Stock            $       5,659    $          (528)   $     --        $        5,131
                                                           ================ ================  ================ =================

   Total Assets                                             $   390,420     $        16,892    $     (14,426)  $      392,886
                                                           ================ ================  ================ =================



                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


The following table details each segment's contribution to the Company's overall profitability attributable to each such segment for the three months ended and as of June 30, 2003, respectively (in thousands):



                                                              Lending and          Investment       Inter-Segment
                                                               Investment          Management         Activities            Total
                                                           ------------------ ---------------- ----------------- -------------------
Income from loans and other investments:
   Interest and related income                               $       8,668       $       --     $       --          $        8,668
   Less:  Interest and related expenses                              2,458               --             --                   2,458
                                                           ------------------- ---------------- ---------------- -------------------
     Income from loans and other investments, net                    6,210               --             --                   6,210
                                                           ------------------- ---------------- ---------------- -------------------

Other revenues:
   Management and advisory fees                                     --                   2,487         (1,055)               1,432
   Income/(loss) from equity investments in Funds                      678                (145)          --                    533
   Other interest income                                                 9                  10           --                     19
                                                           ------------------- ---------------- ---------------- -------------------
     Total other revenues                                              687               2,352         (1,055)               1,984
                                                           ------------------- ---------------- ---------------- -------------------

 Other expenses:
   General and administrative                                        1,555               2,489         (1,055)               2,989
   Depreciation and amortization                                       223                  33             --                  256
                                                           ------------------- ---------------- ---------------- -------------------
     Total other expenses                                            1,778               2,522         (1,055)               3,245
                                                           ------------------- ---------------- ---------------- -------------------

   Income before income taxes and distributions and
     amortization on Convertible Trust Preferred Securities          5,119                (170)            --                4,949
Provision for income taxes                                           --                  --                --                 --
                                                           ------------------- ---------------- ----------------- ------------------
   Income before distributions and amortization on
     Convertible Trust Preferred Securities                          5,119                (170)            --                4,949
   Distributions and amortization on Convertible Trust
     Preferred Securities                                            2,363               --                --                2,363
                                                           ------------------- ---------------- ----------------- ------------------
   Net income allocable to Class A Common Stock            $         2,756     $         (170)   $         --        $       2,586
                                                           =================== ================ ================= ==================


All revenues were generated from external sources within the United States. The Investment Management segment earned fees of $2,215,000 and $1,055,000 for management of the Lending and Investment segment for the six and three months ended June 30, 2003, respectively, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the tables above.


18. Subsequent Event

On July 17, 2003 and August 13, 2003, Fund III effected its third and final closings on an aggregate of $279.9 million of additional capital commitments bringing the total equity commitments in Fund III to $425.0 million. The capital commitments made to Fund III by affiliates of the Company and Citigroup increased to $20.0 million and $80.0 million, respectively.

Based upon the $425.0 million aggregate capital commitments made at the initial and subsequent closings, the Company will earn annual investment management fees of $6.0 million through the service of its subsidiary, CTIMCO, as investment manager to Fund III.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Historical results set forth are not necessarily indicative of the future financial position and results of operations of the Company.

Introduction
------------

The Company is a fully integrated, self-managed investment management and finance company that makes loans and debt-related investments in various types of commercial real estate assets and operating companies. Since 1997, the Company has completed, for its own account and on behalf of funds that it manages, $3.1 billion of total investments in 102 separate transactions. In December 2002, the Company's board of directors authorized an election to be taxed as a REIT for the 2003 tax year.

The Company operated principally as a balance sheet lender until the start of its investment management business in 2000. On March 8, 2000, the Company entered into a venture with affiliates of Citigroup Alternative Investments, LLC ("Citigroup") to co-sponsor, commit to invest capital in and manage a series of high-yield commercial real estate mezzanine investment funds. Pursuant to the venture agreement, the Company and Citigroup have co-sponsored CT Mezzanine Partners I LLC ("Fund I"), CT Mezzanine Partners II LP ("Fund II") and CT Mezzanine Partners III, Inc. ("Fund III"). The Company has capitalized costs of $6,167,000, net, from the formation of the Funds that are being amortized over the anticipated lives of the Funds.

Fund I commenced its investment operations in May 2000 with equity capital supplied solely by the Company (25%) and Citigroup (75%). From May 11, 2000 to April 8, 2001 (the investment period for the fund), Fund I completed $330 million of total investments in 12 transactions. On January 31, 2003, the Company purchased from affiliates of Citigroup their 75% interest in Fund I for $38.4 million (including the assumption of liabilities). As of January 31, 2003, the Company began consolidating the operations of Fund I in its consolidated financial statements.

Fund II had its final closing on August 7, 2001, ultimately raising $845.2 million of total equity commitments, including $49.7 million (5.9%) and $198.9 million (23.5%) from the Company and Citigroup, respectively. The balance of the capital commitments came from third-party private equity investors, including public and corporate pension plans, endowment funds, financial institutions and high net worth individuals. During its two-year investment period, Fund II invested $1.2 billion in 40 separate transactions. Fund II utilizes leverage to increase its return on equity, with a target debt-to-equity ratio of 2:1. Total capital calls during the investment period were $329.0 million. On January 1, 2003, the general partners of Fund II (affiliates of the Company and Citigroup) voluntarily reduced the base management fees for the remainder of the investment period (to April 9, 2003) by 50% due to a lower than expected level of deployment of the fund's capital.

CT Investment Management Co. LLC ("CTIMCO"), a wholly-owned subsidiary of the Company, acts as the investment manager to Fund II and receives 100% of the base management fees paid by the fund. As of July 1, 2003, the Company is receiving base management fees from Fund II equal to 1.287% per annum of invested capital. The Company and Citigroup are also entitled to receive incentive management fees from Fund II if the return on invested equity is in excess of 10% after all invested capital has been returned. The incentive management fees are split equally between the Company and Citigroup. The Company intends to pay 25% of the Fund II incentive management fees it receives as long-term incentive compensation to its employees. No such incentive fees have been earned at June 30, 2003 and as such, no amount has been accrued as income for such potential fees in the Company's financial statements. If Fund II's assets were sold and liabilities were settled on July 1, 2003 at the recorded book value and the fund equity and income were distributed, the Company would record approximately $4.1 million of incentive income. The amount of incentive fees to be received in the future will be dependent upon a number of factors, including the Fund's ability to generate returns in excess of 10% which is impacted by the duration and ultimate performance of the fund's assets. Potential incentive fees received as Fund II winds down could result in significant additional income from operations in certain periods during which such payments can be recorded as income.

Since December 31, 2002, the Company has made equity contributions to Fund II of $5.5 million and equity contributions to Fund II's general partner of $757,000. The Company does not anticipate making any additional equity contributions to Fund II or its general partner. The Company's total investment in Fund II and its general partner at June 30, 2003 is $16.5 million. As of June 30, 2003, Fund II has outstanding loans and investments totaling $632.8 million, all of which are performing in accordance with the terms of their agreements.

Until the end of the investment period for Fund II on April 9, 2003, the Company generally did not originate or acquire loans or CMBS directly for its own balance sheet portfolio. Now that the Fund II investment period has ended, the Company is originating loans and investments for its own account as permitted by funds under management. The Company will also use its available working capital to make contributions to Fund III or any other funds as and when required by the capital commitments made by the Company to such funds. If repayments of the Company's existing balance sheet loans and investments increase significantly before excess capital is invested in new funds, or otherwise accretively deployed, the Company may experience a reduction in revenues and lower earnings until offsetting revenues are derived from funds under management or other sources. For the remainder of 2003, the Company does not expect a decrease in total assets, as the Company expects to purchase or originate additional assets during the remainder of the year.


Third Investment Management Fund
--------------------------------

On June 2, 2003, Fund III effected its initial closing and on August 8, 2003 its final closing, raising a total of $425.0 million in capital commitments. The Company and Citigroup made capital commitments of $20.0 million (4.7%) and $80.0 million (18.8%), respectively, with the balance made by third-party investors. As of June 30, 2003, Fund III had closed one investment for $25.0 million.

The Company receives 100% of the base management fees from Fund III calculated at a rate equal to 1.42% per annum of committed capital during Fund III's two-year investment period, and 1.42% of invested capital thereafter. Based upon Fund III's $425.0 million of total capital commitments, the Company will earn annual base management fees of $6.0 million during the investment period, through the service of its subsidiary, CTIMCO, as investment manager to Fund
III. The Company and Citigroup are also entitled to receive incentive management fees from Fund III if the return on invested equity is in excess of 10% after all invested capital has been returned. The Company and Citigroup will receive 62.5% and 37.5%, respectively, of the total incentive management fees. The Company expects to distribute a portion of the Fund III incentive management fees it receives as long-term incentive compensation to its employees.


Results of Operations for the Three and Six Months Ended June 30, 2003 and 2002
-------------------------------------------------------------------------------

The Company reported a net income of $5,131,000 for the six months ended June 30, 2003, an increase of $2,441,000 from the net income of $2,690,000 for the six months ended June 30, 2002. This increase was primarily the result of the elimination of income taxes in 2003 with the REIT election, the elimination of the net unrealized loss on derivative securities and the corresponding hedged risk on CMBS securities that was eliminated by settling the fair value hedge in December 2002 and entering into a new cash flow hedge and the increase in income from equity investments in Funds. These increases were partially offset by a reduction in management and advisory fees from Funds, a recapture of the allowance for possible credit losses and sales of investments and reducing the maturity of fair value hedges resulting in net gains in 2002, which did not recur in 2003, and a reduction in net income from loans and investments.

The Company reported net income of $2,586,000 for the three months ended June 30, 2003, an increase of $1,489,000 from the net income of $1,117,000 for the three months ended June 30, 2002. This increase was primarily the result of the elimination of income taxes in 2003 with the REIT election and the elimination of the net unrealized loss on derivative securities and the corresponding hedged risk on CMBS securities that was eliminated by settling the fair value hedge in December 2003 and entering into a new cash flow hedge. These increases were partially offset by a reduction in management and advisory fees from Funds, a reduction in the maturity of a fair value hedge that resulted in net gains in 2002, which did not recur in 2003, and a reduction in net income from loans and investments.

Interest and related income from loans and other investments amounted to $17,627,000 for the six months ended June 30, 2003, a decrease of $9,328,000 from the $26,955,000 amount for the six months ended June 30, 2002. Average interest-earning assets decreased from approximately $536.3 million for the six months ended June 30, 2002 to approximately $350.1 million for the six months ended June 30, 2003. The average interest rate earned on such assets increased from 10.1% in 2002 to 10.2% in 2003. During the six months ended June 30, 2003 and June 30, 2002, the Company recognized $367,000 and $370,000, respectively, in additional income on the early repayment of loans and investments. Without this additional interest income, the earning rate for the 2003 period would have been 9.9% versus 10.0% for the 2002 period. LIBOR rates averaged 1.3% for the six months ended

June 30, 2003 and 1.8% for the six months ended June 30, 2002, a decrease of 0.5%. The portion of the Company's assets that earn interest at fixed-rates did not decrease in 2003, which served to offset the decrease in earnings from the decrease in the average LIBOR rate.

Interest and related income from loans and other investments amounted to $8,668,000 for the three months ended June 30, 2003, a decrease of $4,301,000 from the $12,969,000 amount for the three months ended June 30, 2002. Average interest-earning assets decreased from approximately $510.0 million for the three months ended June 30, 2002 to approximately $348.6 million for the three months ended June 30, 2003. The average interest rate earned on such assets decreased from 10.2% in 2002 to 10.0% in 2003. During the three months ended June 30, 2002, the Company recognized $370,000 in additional income on the early repayment of loans. Without this additional interest income, the earning rate for the 2003 period would have been 10.0% versus 9.9% for the 2002 period. LIBOR rates averaged 1.3% for the three months ended June 30, 2003 and 1.8% for the three months ended June 30, 2002, a decrease of 0.5%. The portion of the Company's assets that earn interest at fixed-rates did not decrease in 2003, which served to offset the decrease in earnings from the decrease in the average LIBOR rate.

Interest and related expenses amounted to $4,753,000 for the six months ended June 30, 2003, a decrease of $5,510,000 from the $10,263,000 amount for the six months ended June 30, 2002. The decrease in expense was due to a decrease in the amount of average interest-bearing liabilities outstanding from approximately $307.7 million for the six months ended June 30, 2002 to approximately $208.9 million for the six months ended June 30, 2003, and a decrease in the average rate paid on interest-bearing liabilities from 6.7% to 4.6% for the same periods. The decrease in the average rate is substantially due to the increased use of repurchase agreements as a percentage of total debt in the 2003 period at lower spreads to LIBOR than the credit facilities utilized in the 2002 period and the decrease in swap levels and rates.

Interest and related expenses amounted to $2,458,000 for the three months ended June 30, 2003, a decrease of $2,156,000 from the $4,614,000 amount for the three months ended June 30, 2002. The decrease in expense was due to a decrease in the amount of average interest-bearing liabilities outstanding from approximately $284.8 million for the three months ended June 30, 2002 to approximately $204.8 million for the three months ended June 30, 2003, and a decrease in the average rate paid on interest-bearing liabilities from 6.5% to 4.8% for the same periods. The decrease in the average rate is substantially due to the increased use of repurchase agreements as a percentage of total debt in the 2003 period at lower spreads to LIBOR than the credit facilities utilized in the 2002 period and the decrease in swap levels and rates.

The Company also utilizes the outstanding Convertible Trust Preferred Securities to finance its interest-earning assets. During the six months ended June 30, 2003 and 2002, the Company recognized $4,726,000 and $4,517,000, respectively, of net expenses related to its outstanding Convertible Trust Preferred Securities. This amount consisted of distributions to the holders totaling $4,487,000 and $8,012,000, respectively, and amortization of discount and origination costs totaling $239,000 and $399,000, respectively, during the six months ended June 30, 2003 and 2002. In the 2002 period, this total was partially offset by a tax benefit of $3,894,000. Due to the Company's election to be taxed as a REIT, there is no tax benefit for the expense in the 2003 period. The decrease in the distribution amount and amortization of discount and origination costs resulted from the elimination of the distributions and discount and fees on the Non-Convertible Amount, which was repaid on September 30, 2002.

During the three months ended June 30, 2003 and 2002, the Company recognized $2,363,000 and $2,364,000, respectively, of net expenses related to its outstanding Convertible Trust Preferred Securities. This amount consisted of distributions to the holders totaling $2,243,000 and $4,203,000, respectively, and amortization of discount and origination costs totaling $120,000 and $200,000, respectively, during the three months ended June 30, 2003 and 2002. In the 2002 period, this total was partially offset by a tax benefit of $2,039,000. Due to the Company's election to be taxed as a REIT, there is no tax benefit for the expense in the 2003 period. The decrease in the distribution amount and amortization of discount and origination costs resulted from the elimination of the distributions and discount and fees on the Non-Convertible Amount, which was repaid on September 30, 2002.

Other revenues decreased $997,000 from $5,161,000 for the six months ended June 30, 2002 to $4,164,000 for the six months ended June 30, 2003. During the six months ended June 30, 2002, the Company sold investments and reduced the maturity of its fair value hedge, which resulted in a gain of $1,651,000. On January 1, 2003, the general partners of Fund II (affiliates of the Company and Citigroup) voluntarily reduced by 50% the management fees charged to Fund II for the remainder of the investment period due to a lower than expected level of deployment of the Fund's capital. This, along with the reduction in income when the Company began charging management fees on invested capital for Fund II, partially offset by the management fees charged to Fund III, reduced the Company's management and advisory fees from Funds by $2.3 million. In 2002, Fund I increased its allowance for possible credit losses by establishing a specific reserve for the non-performing loan it was carrying. The loss from equity investments in Funds during the six months ended June 30, 2002 is primarily due to this additional expense. Other revenues decreased $3,277,000 from $5,261,000 for the three months ended June 30, 2002 to $1,984,000 for the three months ended June 30, 2003. During the quarter ended June 30, 2003, the Company began charging management fees on invested capital rather than committed capital for Fund II, which reduced income by $1.0 million from the same quarter of the prior year. During the three months ended June 30, 2002, investment sales and the reduction in the maturity of the fair value hedge resulted in a $1,651,000 gain as discussed above further adding to the decrease from 2002 to 2003.

General and administrative expenses decreased $715,000 to $6,693,000 for the six months ended June 30, 2003 from $7,408,000 for the six months ended June 30, 2002 and decreased $490,000 to $2,989,000 for the three months ended June 30, 2003 from $3,479,000 for three months ended June 30, 2002. The decrease in general and administrative expenses was primarily due to reduced employee compensation. The Company employed an average of 25 employees during the six months ended June 30, 2003 and 27 during the six months ended June 30, 2002. The Company had 25 full-time employees and one part-time employee at June 30, 2003.

During the six months ended June 30, 2002, the Company recaptured $2,963,000 of its previously established allowance for possible credit losses. The Company deemed this recapture necessary due to the substantial reduction in the loan portfolio and a general reduction in the default risk of the loans remaining based upon current conditions. At June 30, 2003, the Company believes that the reserve is adequate based on the existing loans in the balance sheet portfolio.

The Company intends to make an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 2003. As a REIT, the Company generally is not subject to federal income tax. To maintain qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. At June 30, 2003, the Company was in compliance with all REIT requirements and as such, has not provided for any income tax expense in 2003.


Liquidity and Capital Resources
-------------------------------

At June 30, 2003, the Company had $5,583,000 in cash. The primary sources of liquidity for the Company for 2003 will be cash on hand, cash generated from operations, principal and interest payments received on loans and investments and additional borrowings under the Company's credit facilities. The Company believes these sources of capital are adequate to meet future cash requirements. The Company expects that during 2003, it will use a significant amount of its available capital resources to satisfy capital contributions required in connection with future funds and originate loans and investments for its balance sheet. The Company intends to continue to employ leverage on its existing balance sheet assets to enhance its return on equity.

The Company experienced a net decrease in cash of $4,603,000 for the six months ended June 30, 2003, compared to the net increase of $4,041,000 for the six months ended June 30, 2002. Cash provided by operating activities during the six months ended June 30, 2003 was $2,516,000, compared to $5,786,000 provided during the same period of 2002. For the six months ended June 30, 2003, cash provided by investing activities was $5,509,000, compared to $229,850,000 during the same period in 2002 as the Company experienced lower levels of loan and investment repayments in the 2003 period than the 2002 period. The Company utilized the cash received on loan repayments in both years to reduce borrowings under its credit facilities and term redeemable securities contract that accounted for the majority of the change in the net cash used in financing activities from $231,595,000 in 2002 to the $12,628,000 in the same period of 2003.

On January 31, 2003, the Company purchased Citigroup's 75% interest in Fund I for a purchase price of approximately $38.4 million (including the assumption of liabilities), equal to the book value of the fund. In conjunction with the purchase on January 31, 2003, the Company began consolidating the balance sheet and operations of Fund I in its consolidated financial statements including $50.0 million of loans receivable and $24.1 million of borrowings under a credit facility.

In addition to those acquired with the purchase of Citigroup's interest in Fund I, the Company has originated or purchased three new loans since December 31, 2002 totaling $36.5 million and has no future commitments under any existing loans. The Company has received full satisfaction of two loans totaling $27.7 million and partial repayments on seven loans totaling $2.7 million in 2003. At June 30, 2003, the Company had outstanding loans totaling approximately $177.5 million (net of reserves) and held CMBS and other available-for-sale securities of $152.6 million and $32.7 million, respectively.

At June 30, 2003, after assumption of the debt in conjunction with the purchase of Citigroup's interests in Fund I, the Company was party to two credit facilities with a commercial lender that provides for a total of $150 million of credit. On June 27, 2003, the Company formally combined under one facility the outstanding borrowings under the two facilities and extended the maturity of the $150 million credit facility for two additional years to July 16, 2005 on substantially the same terms. At June 30, 2003, the Company had outstanding borrowings under the credit facility of $29,000,000, and had unused potential credit of $121,000,000, an amount of available credit that provides the Company with adequate liquidity for its short-term needs. The credit facility provides for advances to fund lender-approved loans and investments made by the Company. Borrowings under the credit facility are secured by pledges of the assets originated or acquired by the Company with advances under the credit facility. Borrowings under the credit facility bear interest at specified rates over LIBOR, which rates may fluctuate, based upon the credit quality of the pledged assets. Future repayments and redrawdowns of amounts previously subject to the drawdown fee will not require the Company to pay any additional fees. The credit facility provides for margin calls on asset-specific borrowings in the event of asset quality and/or market value deterioration as determined under the credit facility. The credit facility contains customary representations and warranties, covenants and conditions and events of default.

On June 30, 2003, the Company was party to a $75 million term redeemable securities contract. The term redeemable securities contract has a two-year term, maturing in February 2004, with an automatic one-year amortizing extension option, if not otherwise extended. The Company has borrowings against the term redeemable securities contract of $20,000,000 at June 30, 2003.

In May 2003, the Company entered into a new master repurchase agreement with a securities dealer that provides for the Company to finance up to $50,000,000 by selling specific assets to the counterparty. As of June 30, 2003, the Company has utilized the master repurchase agreement to finance the purchase of three loans during the second quarter of 2003.

At June 30, 2003, the Company also has outstanding repurchase obligations of $150,900,000. The average interest rate in effect for the repurchase obligations outstanding at June 30, 2003 was 2.58%. The Company expects to enter into new repurchase obligations at their maturity.

The Company is party to two interest rate cash flow swaps with a total notional value of $109 million. These cash flow interest rate swaps effectively convert floating rate debt to fixed rate debt, which is utilized to finance assets which earn interest at fixed rates. At June 30, 2003, the market value of the swaps is a liability of $5,809,000 which is recorded as interest rate hedge liabilities and accumulated other comprehensive loss on the balance sheet of the Company.

In March 2003, the Company repurchased 66,427 shares of Class A Common stock under the open market share repurchase program from the Company's former chief financial officer at a price of $14.25 per share. After the repurchase, the Company has 666,339 shares remaining authorized for repurchase under the program.

In 2001 and 2002, in connection with the organization of Fund I and Fund II, the Company issued to affiliates of Citigroup warrants to purchase 2,842,822 shares of Class A Common Stock. At December 31, 2002, all such warrants had a $15.00 per share exercise price, were exercisable and were to expire on March 8, 2005. In January 2003, the Company purchased all of the warrants outstanding from the affiliates of Citigroup for $2.1 million.

On June 18, 2003, the Company issued 1,075,000 shares of Class A Common Stock in a private placement made to thirty-two separate investors, led by certain institutional clients advised by Lend Lease Rosen Real Estate Securities, LLC. Net proceeds to the Company were $17.1 million after payment of offering costs and fees to Conifer Securities, LLC, placement agent for the Company.

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

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates at June 30, 2003. For financial assets and debt obligations, the table presents cash flows to the expected maturity and weighted average interest rates based upon the current carrying values. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on rates in effect as of the reporting date.


                                                           Expected Maturity Dates
                             -------------------------------------------------------------------------------------
                                2003        2004        2005         2006        2007     Thereafter     Total     Fair Value
                                ----        ----        ----         ----        ----     ----------     -----     ----------
Assets:                                                           (dollars in thousands)
Available-for-sale securities
   Fixed Rate                $  10,316   $  14,695   $   4,637    $   1,260   $      343  $      127     $31,378   $  32,668
      Average interest rate      5.76%       5.76%       5.76%        5.76%         5.76%       5.76%      5.76%

CMBS
   Fixed Rate                     --          --          --      $    7,811  $      135   $201,024     $208,970    $152,588
      Average interest rate       --          --          --          9.62%        7.98%      11.96%       11.87%

Loans receivable
   Fixed Rate                     --          --          --           --      $  39,254    $ 49,149    $  88,403    $105,004
      Average interest rate       --          --          --           --         11.33%      11.99%       11.70%
   Variable Rate              $ 37,936    $  6,923   $      904   $     915    $  14,452    $ 27,787      $88,917   $  86,978
      Average interest rate     8.89%        3.18%       6.73%        6.73%        8.92%       6.70%        7.72%

Liabilities:
Credit Facilities
   Variable Rate                  --          --      $ 29,000         --          --          --      $  29,000   $  29,000
      Average interest rate       --          --         6.16%         --          --          --         6.16%

Term redeemable securities
   contract
   Variable Rate                  --          --      $ 20,000         --          --          --      $  20,000    $ 20,000
      Average interest rate       --          --         5.07%         --          --          --          5.07%

Repurchase obligations
   Variable Rate              $ 31,687    $119,213        --           --          --          --       $150,900    $150,900
      Average interest rate      1.11%       2.98%        --           --          --          --          2.58%

Convertible Trust
  Preferred Securities
   Fixed Rate                     --          --          --        $89,742        --          --        $89,742     $89,227
      Average interest rate       --          --          --         10.00%        --          --         10.00%

Interest rate swaps
     Notional amounts             --          --          --           --          --     $  109,000    $109,000   $  (5,809)
     Average fixed pay rate       --          --          --           --          --          4.24%        4.24%
     Average variable
     receive rate                 --          --          --           --          --          1.32%        1.32%


ITEM 4.  Disclosure Controls and Procedures


Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q the Company's disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.


Changes in Internal Controls

There was no change in our "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION



ITEM 1:       Legal Proceedings

                           None


ITEM 2:       Changes in Securities

              On June 18, 2003, the Company issued 1,075,000 shares of Class A Common Stock in a private placement made to thirty-two separate investors, led by certain institutional clients advised by Lend Lease Rosen Real Estate Securities, LLC. The Company raised gross proceeds of $17.6 million and net proceeds of $17.1 million after payment of $52,000 offering expenses and $441,000 fees to Conifer Securities, LLC, placement agent for the Company.

              The Company issued the Class A common Stock to the investors in reliance on the exemptions from registration under the Securities Act of 1933, as amended, (the "Securities Act") contained in
              Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The Company believes the issuance of the Class A Common Stock qualifies as a transaction by an issuer not involving a public offering within the meaning of Section 4(2) of Securities Act and meets the requirements of a safe harbor from registration contained in Regulation D, based on the manner of offering to "accredited investors" (as defined in Rule 501 of Regulation D) without general solicitation) and the investors' financial status, investment experience and investment intent, as represented to the Company.


ITEM 3:       Defaults Upon Senior Securities

                           None


ITEM 4:       Submission of Matters to a Vote of Security Holders

      (a). The Company held a special meeting of stockholders on April 2, 2003 and its 2003 annual meeting of stockholders on June 5, 2003.

      (b) and (c). Stockholders acted on the following proposals:

         At the special meeting of stockholders on April 2, 2003 considered and voted upon:

                  1. A proposal to amend and restate the Company's charter to make the amendments determined necessary in connection with the Company's election to be taxed as a real estate investment trust and to simplify the Company's capital structure by eliminating from the Company's charter the authorized but unissued class B common stock ("Proposal 1"); and

                  2. To consider and vote upon a proposal to further amend the Company's charter to effect a one (1) for three (3) reverse stock split and a corresponding reduction in our stated capital ("Proposal 2").

         The following table sets forth the number of votes in favor, the number of votes opposed, the number of abstentions (or votes withheld in the case of the election of directors) and broker non-votes with respect to each of the
foregoing   proposals.


      Proposal   Votes in Favor   Votes Opposed   Abstentions   Broker Non-Votes

Proposal 1        13,756,364         11,935        10,065           --

Proposal 2        14,629,930        456,674        11,869           --

         At the 2003 annual meeting of stockholders held on June 5, 2003 considered and voted upon:

              1. A proposal to elect twelve directors (identified in the table below) to serve until the next annual meeting of stockholders or until such directors' successors are elected and shall have been duly qualified ("Proposal 1"); and

              2. A proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2002 ("Proposal 2").

         The following table sets forth the number of votes in favor, the number of votes opposed, the number of abstentions (or votes withheld in the case of the election of directors) and broker non-votes with respect to each of the
foregoing   proposals.


         Proposal       Votes in Favor   Votes Opposed   Abstentions    Broker Non-Votes
                                                          (Withheld)
Proposal 1
  Samuel Zell             5,082,708           --             5,013           --
  Jeffrey A. Altman       5,060,527           --            27,194           --
  Thomas E. Dobrowski     5,060,527           --            27,194           --
  Martin L. Edelman       5,060,491           --            27,230           --
  Gary R. Garrabrant      5,082,717           --             5,004           --
  Craig M. Hatkoff        5,081,979           --             5,742           --
  John R. Klopp           5,060,414           --            27,307           --
  Henry N. Nassau         5,060,527           --            27,194           --
  Sheli Z. Rosenberg      5,060,521           --            27,200           --
  Steven Roth             5,082,717           --             5,004           --
  Lynne B. Sagalyn        5,060,497           --            27,224           --


Proposal 2                4,993,723           90,539         3,459           --


ITEM 5:       Other Information

                           None

ITEM 6:       Exhibits and Reports on Form 8-K

(a)      Exhibits

         11.1 Statements regarding Computation of Earnings per Share (Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 11 to the consolidated financial statements contained in this report).

         31.1 Certification of John R. Klopp, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Brian H. Oswald, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1   Certification  of Chief Executive  Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2   Certification  of Chief Financial  Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.1 Risk Factors (filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K, filed on March 28, 2003 and incorporated herein by reference).

     (b)   Reports on Form 8-K

         During the fiscal quarter ended June 30, 2003, the Company filed the following Current Reports on Form 8-K:

         (1) Current Report on Form 8-K, dated April 2, 2003, as filed with the Commission on April 2, 2003, reporting under Item 5 "Other Events" the amendment and restatement of the Company's charter.

         (2) Current Report on Form 8-K, dated May 16, 2003, as filed with the Commission on May 16, 2003, reporting under Item 9 "Regulation FD Disclosure" the Company's issuance of a press release reporting the Company's financial results for its fiscal quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CAPITAL TRUST, INC.



August 14, 2003                             /s/ John R. Klopp
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