Form 10-Q
period 2003-09-30
CAPITAL TRUST INC
filed 2003-11-06
CIK 1061630

As filed with the Securities and Exchange Commission on November 6, 2003

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
                               ------------------

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
                                                           --------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [x]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of outstanding shares of the Registrant's Class A Common Stock, par value $0.01 per share ("Class A Common Stock"), as of November 5, 2003 was 6,509,067.

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

                               CAPITAL TRUST, INC.

                                      INDEX


Part I.    Financial Information

           Item 1:    Financial Statements                                            1

                  Consolidated Balance Sheets - September 30, 2003
                      (unaudited) and December 31, 2002 (audited)                     1

                  Consolidated Statements of Income - Three and Nine Months
                      Ended September 30, 2003 and 2002 (unaudited)                   2

                  Consolidated Statements of Changes in Stockholders' Equity
                      - Nine Months Ended September 30, 2003 and 2002
                      (unaudited)                                                     3

                  Consolidated Statements of Cash Flows - Nine Months Ended
                      September 30, 2003 and 2002 (unaudited)                         4

                  Notes to Consolidated Financial Statements (unaudited)              5

           Item 2:    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                            13

           Item 3:    Quantitative and Qualitative Disclosures about Market
                      Risk                                                           21

           Item 4:    Disclosure Controls and Procedures                             22

Part II.   Other Information

           Item 1:    Legal Proceedings                                              23

           Item 2:    Changes in Securities                                          23

           Item 3:    Defaults Upon Senior Securities                                23

           Item 4:    Submission of Matters to a Vote of Security Holders            23

           Item 5:    Other Information                                              23

           Item 6:    Exhibits and Reports on Form 8-K                               23

           Signatures                                                                25

                      Capital Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    September 30, 2003 and December 31, 2002
                                 (in thousands)

                                                                            September 30,        December 31,
                                                                           ----------------    ----------------
                                                                                 2003                2002
                                                                           ----------------    ----------------
                                                                             (Unaudited)           (Audited)
                                 Assets

  Cash and cash equivalents                                                   $  10,179           $  10,186
  Available-for-sale securities, at fair value                                   23,633              65,233
  Commercial mortgage-backed securities available-for-sale, at fair
    value                                                                       160,937             155,780
  Loans receivable, net of $6,672 and $4,982 reserve for possible credit losses at September 30, 2003 and December 31, 2002,
    respectively                                                                164,292             116,347
  Equity investment in CT Mezzanine Partners I LLC ("Fund I"), CT
    Mezzanine Partners II LP ("Fund II"), CT MP II LLC ("Fund II
    GP") and CT Mezzanine Partners III, Inc. ("Fund III")
    (together "Funds")                                                           23,997              28,974
  Deposits and other receivables                                                    383                 431
  Accrued interest receivable                                                     3,291               4,422
  Deferred income taxes                                                           2,240               1,585
  Prepaid and other assets                                                        3,814               2,018
                                                                              ---------           ---------
Total assets                                                                  $ 392,766           $ 384,976
                                                                              =========           =========


               Liabilities and Stockholders' Equity

Liabilities:
  Accounts payable and accrued expenses                                       $  11,347           $   9,067
  Credit facility                                                                33,000              40,000
  Term redeemable securities contract                                            12,089                --
  Repurchase obligations                                                        146,922             160,056
  Deferred origination fees and other revenue                                     1,817                 987
  Interest rate hedge liabilities                                                   838               1,822
                                                                              ---------           ---------
Total liabilities                                                               206,013             211,932
                                                                              ---------           ---------

Company-obligated, mandatory redeemable, convertible trust
  preferred securities of CT Convertible Trust I, holding
  $89,742 of convertible 10.0% junior subordinated
  debentures at September 30, 2003 and December 31, 2002
  ("Convertible Trust Preferred Securities")                                     89,346              88,988
                                                                              ---------           ---------


Stockholders' equity:

Class A common stock, $0.01 par value, 100,000 shares
  authorized, 6,492 and 5,405 shares issued and outstanding
  at September 30, 2003 and December 31, 2002, respectively
  ("Class A Common Stock"                                                            65                  54
Restricted Class A Common Stock, $0.01 par value, 17 and 100 shares issued and outstanding at September 30, 2003 and
  December 31, 2002, respectively ("Restricted Class A
  Common Stock" and together with Class A Common Stock,
  "Common Stock")                                                                  --                     1
Additional paid-in capital                                                      140,917             126,919
Unearned compensation                                                               (25)               (320)
Accumulated other comprehensive loss                                            (31,561)            (28,988)
Accumulated deficit                                                             (11,989)            (13,610)
                                                                              ---------           ---------
Total stockholders' equity                                                       97,407              84,056
                                                                              ---------           ---------

Total liabilities and stockholders' equity                                    $ 392,766           $ 384,976
                                                                              =========           =========



     See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                        Consolidated Statements of Income
             Three and Nine Months Ended September 30, 2003 and 2002
                      (in thousands, except per share data)
                                   (unaudited)

                                                     Three Months Ended                 Nine Months Ended
                                                       September 30,                      September 30,
                                               -------------------------------    -------------------------------
                                                   2003             2002              2003             2002
                                               --------------   --------------    --------------   --------------
Income from loans and other investments:
  Interest and related income                    $  11,757        $  11,036         $  29,384        $  37,991
  Less: Interest and related expenses                2,616            3,757             7,369           14,020
                                               --------------   --------------    --------------   --------------

    Income from loans and other investments,         9,141            7,279            22,015           23,971
      net
                                               --------------   --------------    --------------   --------------

Other revenues:
  Management and advisory fees from Funds            2,385            2,548             5,793            7,624
  Income/(loss) from equity investments in
    Funds                                              367            1,156             1,085             (618)
  Advisory and investment banking fees                 --             2,057               --             2,207
  Net gain on sales of investments and
    reduced maturity of fair value hedge               --               --                --             1,651
  Other interest income                                  8               46                46              104
                                               --------------   --------------    --------------   --------------

    Total other revenues                             2,760            5,807             6,924           10,968
                                               --------------   --------------    --------------   --------------

 Other expenses:
  General and administrative                         3,804            3,982            10,497           11,390
  Other interest expense                               --               --                --                23
  Depreciation and amortization                        293              248               781              744
  Net unrealized (gain)/loss on derivative
    securities and corresponding hedged
    risk on CMBS securities                            --               180               --             2,776
  Recapture of allowance for possible
    credit losses                                      --               --                --            (2,963)
                                               --------------   --------------    --------------   --------------
    Total other expenses                             4,097            4,410            11,278           11,970
                                               --------------   --------------    --------------   --------------

Income before income taxes and distributions
  and amortization on Convertible Trust
  Preferred Securities                               7,804            8,676            17,661           22,969
    Provision for income taxes                         655            4,454               655           11,540
                                               --------------   --------------    --------------   --------------

Income before distributions and amortization
  on Convertible Trust Preferred Securities          7,149            4,222            17,006           11,429
    Distributions and amortization on
      Convertible  Trust  Preferred
      Securities,  net of income  tax
      benefit of $2,301 and $6,195 for the
      three and nine months ended
      September 30, 2002, respectively               2,363            2,669             7,089            7,186
                                               --------------   --------------    --------------   --------------
Net income allocable to Common Stock             $   4,786        $   1,553         $   9,917        $   4,243
                                               ==============   ==============    ==============   ==============

Per share information:
  Net earnings per share of Common Stock:
    Basic                                        $    0.74        $    0.26         $    1.69        $    0.69
                                               ==============   ==============    ==============   ==============
    Diluted                                      $    0.66        $    0.25         $    1.67        $    0.68
                                               ==============   ==============    ==============   ==============
  Weighted average shares of Common Stock
     outstanding:
    Basic                                        6,502,075        6,090,408         5,858,659        6,174,327
                                               ==============   ==============    ==============   ==============
    Diluted                                     10,861,674        6,107,825        10,182,850        6,242,770
                                               ==============   ==============    ==============   ==============

     See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                  Consolidated Statements of Changes in Stockholders' Equity
              For the Nine Months Ended September 30, 2003 and 2002
                                 (in thousands)
                                   (unaudited)

                                                              Restricted                        Accumulated
                                                     Class A   Class A  Additional                 Other
                                       Comprehensive  Common   Common    Paid-In    Unearned    Comprehensive  Accumulated
                                       Income/(Loss)  Stock     Stock    Capital  Compensation  Income/(Loss)    Deficit     Total
                                       ------------  -------------------------------------------------------------------------------
Balance at January 1, 2002                             $  61    $   1   $ 136,930    $ (583)    $  (29,909)    $ (3,872)   $ 102,628

Net income                              $    4,243        --       --         --         --             --        4,243       4,243
Unrealized loss on derivative financial
  instruments, net of related income
  taxes                                     (3,958)       --       --         --         --         (3,958)          --      (3,958)
Unrealized gain on available-for-sale
  securities, net of related income
  taxes                                        713        --       --         --         --            713           --         713
Issuance of Class A Common Stock
  unit awards                                   --        --        1         312        --             --           --         313
Issuance of restricted Class A Common
  Stock                                         --        --       --         400      (400)            --           --          --
Vesting of restricted Class A Common
  Stock to unrestricted Class A Common
  Stock                                         --         1       (1)         --        --             --           --          --
Restricted Class A Common Stock earned          --        --       --          --       504             --           --         504
Repurchase and retirement of shares of
  Class A Common Stock previously
  outstanding                                   --        (2)      --      (3,110)       --             --           --      (3,112)
                                        -----------  -------------------------------------------------------------------------------
Balance at September 30, 2002           $      998     $  60    $   1   $ 134,532    $ (479)    $  (33,154)    $    371    $ 101,331
                                        ===========  ===============================================================================

Balance at January 1, 2003                             $  54    $   1   $ 126,919    $ (320)    $  (28,988)    $(13,610)   $ 84,056

Net income                              $    9,917        --       --          --        --             --        9,917       9,917
Unrealized gain on derivative financial
  instruments                                  984        --       --          --        --            984           --         984
Unrealized loss on available-for-sale
  securities                                (3,557)       --       --          --        --         (3,557)          --      (3,557)
Sale of shares of Class A Common
  Stock under stock option agreement            --        --       --         152        --             --           --         152
Cancellation of restricted Class A
  Common Stock                                  --        --       --        (192)      192             --           --          --
Vesting of restricted Class A Common
  Stock to unrestricted Class A Common
  Stock                                         --         1       (1)         --        --             --           --          --
Restricted Class A Common Stock earned          --        --       --          --       103             --           --         103
Repurchase of warrants to purchase
  shares of Class A Common Stock                --        --       --      (2,132)       --             --           --      (2,132)
Repurchase and retirement of shares of
  Class A Common Stock previously
  outstanding                                   --        (1)      --        (946)       --             --           --        (947)
Dividends declared on Class A Common
  Stock                                         --        --       --          --        --             --       (8,296)     (8,296)
Shares redeemed in one for three
  reverse stock split                           --        --       --          (8)       --             --           --          (8)
Shares of Class A Common Stock issued
  in private offering                           --        11       --      17,124        --             --           --      17,135
                                        -----------    -----------------------------------------------------------------------------
Balance at September 30, 2003           $    7,344     $  65    $  --   $ 140,917    $  (25)    $  (31,561)    $(11,989)   $ 97,407
                                        ===========    =============================================================================

     See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2003 and 2002
                                 (in thousands)
                                   (unaudited)

                                                                       2003             2002
                                                                   --------------   --------------
Cash flows from operating activities:
  Net income                                                         $    9,917       $    4,243
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Deferred income taxes                                                (655)            (264)
      Recapture of allowance for possible credit losses                      --           (2,963)
      Depreciation and amortization                                         781              744
      Loss/(income) from equity investments in Funds                     (1,085)             618
      Net gain on sales of CMBS and available-for-sale securities            --             (711)
      Unrealized (gain)/loss on hedged and derivative securities             --            2,776
      Restricted Class A Common Stock earned                                103              504
      Amortization of premiums and accretion of
        discounts on loans and investments, net                            (824)          (2,084)
      Accretion of discounts on term redeemable securities
        contract                                                             --              680
      Accretion of discounts and fees on Convertible Trust
        Preferred Securities, net                                           358            1,186
  Changes in assets and liabilities, net:
      Deposits and other receivables                                         48              721
      Accrued interest receivable                                         3,669              256
      Prepaid and other assets                                           (1,797)              15
      Deferred origination fees and other revenue                           775              683
      Accounts payable and accrued expenses                                (766)          (1,774)
                                                                   --------------   --------------
  Net cash provided by operating activities                              10,524            4,630
                                                                   --------------   --------------

Cash flows from investing activities:
      Purchases of available-for-sale securities                             --          (39,999)
      Principal collections and proceeds from sales of
        available-for-sale securities                                    39,923          109,671
      Purchases of CMBS                                                  (6,157)              --
      Principal collections and proceeds from sales of CMBS                  --           67,880
      Origination and purchase of loans receivable                      (73,275)              --
      Principal collections and proceeds from sale of loans
        receivable                                                       73,617          114,955
      Equity investments in Funds                                        (9,119)          (5,973)
      Return of capital from Funds                                        7,745            9,414
      Purchase of remaining interest in Fund I                          (19,946)              --
      Purchases of equipment and leasehold improvements                     (22)              (5)
                                                                   --------------   --------------
  Net cash provided by investing activities                              12,766          255,943
                                                                   --------------   --------------

Cash flows from financing activities:
      Proceeds from repurchase obligations                               41,152          166,974
      Repayment of repurchase obligations                               (54,286)        (142,097)
      Proceeds from credit facilities                                    83,015           81,000
      Repayment of credit facilities                                   (114,100)        (167,211)
      Proceeds from term redeemable securities contract                  20,000           35,816
      Repayment of term redeemable securities contract                   (7,911)        (173,628)
      Repayment of notes payable                                             --             (977)
      Repayment of Convertible Trust Preferred Securities                    --          (60,258)
      Sale of shares of Class A Common Stock under stock option
        agreement                                                           152               --
      Payment of Class A Common Stock Dividend                           (5,367)              --
      Repurchase of warrants to purchase shares of Class A
        Common Stock                                                     (2,132)              --
      Proceeds from sale of shares of Class A Common Stock               17,135               --
      Repurchase and retirement of shares of Common
        and Preferred Stock previously outstanding                         (955)          (3,112)
                                                                   --------------   --------------
  Net cash used in financing activities                                 (23,297)        (263,493)
                                                                   --------------   --------------

Net increase/(decrease) in cash and cash equivalents                         (7)          (2,920)
Cash and cash equivalents at beginning of year                           10,186           11,651
                                                                   --------------   --------------
Cash and cash equivalents at end of period                           $   10,179       $    8,731
                                                                   ==============   ==============

     See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (unaudited)



1.      Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the Annual Report on Form 10-K of Capital Trust, Inc. and Subsidiaries (collectively, the "Company") for the fiscal year ended December 31, 2002. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2003.

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

5.      New Accounting Pronouncement

In May 2003, Statement of Financial Accounting Standards ("SFAS") No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both
Liabilities and Equity" ("SFAS No. 150") was issued. SFAS No. 150 defines the appropriate balance sheet classification of instruments with both debt and equity components and the appropriate expense classification for any dividend, interest or fair value adjustments. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The pronouncement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The Company has reviewed the provisions of this standard, and its adoption did not have a material effect on the Company's consolidated financial statements.

6.      Available-for-Sale Securities

At September 30, 2003, the Company's available-for-sale securities consisted of the following (in thousands):

                                                                   Gross
                                                                 Unrealized
                                                   Amortized  ----------------  Estimated
                                                      Cost      Gains  Losses   Fair Value
                                                   -----------------------------------------
  Federal Home Loan Mortgage Corporation Gold,
    fixed rate interest at 6.50%, due September
    1, 2031                                         $  2,866   $    98   $ --   $  2,964
  Federal Home Loan Mortgage Corporation Gold,
    fixed rate interest at 6.50%, due September
    1, 2031                                            9,737       276     --     10,013
  Federal Home Loan Mortgage Corporation Gold,
    fixed rate interest at 6.50%, due September
    1, 2031                                              866        31     --        897
  Federal Home Loan Mortgage Corporation Gold,
    fixed rate interest at 6.50%, due April 1,
    2032                                               9,337       422     --      9,759
                                                   -----------------------------------------
                                                    $ 22,806   $   827   $ --   $ 23,633
                                                   =========================================

7.      Commercial Mortgage Backed Securities ("CMBS")

The Company pursues rated and unrated investments in public and private subordinated interests ("Subordinated Interests") in CMBS.

During the three months ended September 30, 2003, the Company purchased $6,542,000 face amount of interests in two subordinated CMBS issues for $6,157,000.

At September 30, 2003, the Company has CMBS totaling $160,937,000 of which $155,937,000 bear interest (including the accretion of the discounted purchase price) at fixed rates averaging 11.56% of the book value and $5,000,000 bear interest at variable rates averaging Libor + 2.93% (4.07% at September 30, 2003). The CMBS mature at various dates from August 2004 to March 2015.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)



8.      Loans Receivable

At September 30, 2003 and December 31, 2002, the Company's loans receivable consisted of the following (in thousands):

                                                  September 30,   December 31,
                                                      2003            2002
                                                 --------------- ---------------
  (1)  Mortgage Loans                             $     13,121    $     15,202
  (2)  Mezzanine Loans                                 157,843          98,268
  (3)  Other loans receivable                             --             7,859
                                                 --------------- ---------------
                                                       170,964         121,329
  Less:  reserve for possible credit losses             (6,672)         (4,982)
                                                 --------------- ---------------
  Total loans                                     $    164,292    $    116,347
                                                 =============== ===============

In connection with the Company's purchase of the Fund I interest held by Citigroup in January 2003, the Company recorded additional loans receivable of $50,034,000 and recorded a $1,690,000 increase to the reserve for possible credit losses on the acquisition date. The assets were recorded at their carrying value from Fund I, which approximated the market value on the acquisition date.

One Mortgage Loan receivable with an original principal balance of $8,000,000 reached maturity on July 15, 2001 and has not been repaid with respect to principal and interest. In December 2002, the loan was written down to $4,000,000 through a charge to the allowance for possible credit losses. During the quarter ended September 30, 2003 the Company received proceeds of $731,000 reducing the carrying value of the loan to $3,269,000. In accordance with the Company's policy for revenue recognition, income recognition has been suspended on this loan and for the nine months ended September 30, 2003, $684,000 of potential interest income has not been recorded.

During the nine months ended September 30, 2003, the Company purchased or originated seven Mezzanine Loans for $73,275,000, received partial repayments on eight Mortgage and Mezzanine Loans totaling $4,856,000 and received three Mezzanine Loan satisfactions and one other loan satisfaction totaling $68,761,000.

At September 30, 2003, the weighted average interest rate in effect, including amortization of fees and premiums, for the Company's performing loans receivable is as follows:

  (1)  Mortgage Loans                                       10.00%
  (2)  Mezzanine Loans                                       9.65%
            Total loans                                      9.67%

At September 30, 2003, $94,422,000 (56%) of the aforementioned performing loans bear interest at floating rates ranging from LIBOR plus 235 basis points to LIBOR plus 900 basis points. The remaining $73,273,000 (44%) of loans bear interest at fixed rates ranging from 11.62% to 12.00%.

9.      Equity Investments in Funds

CT Mezzanine Partners III, Inc. ("Fund III")
On June 2, 2003, CT Mezzanine Partners III, Inc. ("Fund III"), the Company's third commercial real estate mezzanine investment fund co-sponsored with Citigroup, effected its initial closing. Fund III commenced its investment operations immediately following the initial closing and on June 27, 2003, July 17, 2003 and August 8, 2003, respectively, Fund III effected its second, third and final closings resulting in total equity commitments in Fund III of $425.0 million. The equity commitments made to Fund III by affiliates of the Company and Citigroup are $20.0 million and $80.0 million, respectively.

Based upon the $425.0 million aggregate equity commitments made at the initial and subsequent closings, during the investment period of Fund III, the Company will earn annual investment management fees of $6.0 million through the service of its subsidiary, CT Investment Management Co. LLC ("CTIMCO"), as investment manager to Fund III.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)



10.     Long-Term Debt

Credit Facility

In connection with the Company's purchase of the Fund I interest held by Citigroup in January 2003, the Company assumed the obligations under the credit facility entered into by Fund I. There were outstanding borrowings of $24,084,000 on the date of acquisition. The lender for the Fund I credit facility was the same as the lender for the Company's outstanding credit facility and thus the two facilities were combined for reporting purposes.

On June 27, 2003, the Company formally combined under one facility the outstanding borrowings under the two facilities and extended the maturity of the $150 million credit facility for two additional years to July 16, 2005, with an automatic nine month amortizing extension option, if not otherwise extended, on substantially the same terms. At September 30, 2003, the Company has borrowed $33,000,000 under the credit facility at an average interest rate of Libor + 2.25% (3.37% at September 30, 2003). On September 30, 2003, the unused amount of potential credit under the remaining credit facility was $117,000,000. Assuming no additional utilization under the credit facility and including the amortization of fees paid and capitalized over the term of the credit facility, the all-in effective borrowing cost was 5.59% at September 30, 2003. The Company has pledged assets of $75,919,000 as collateral for the borrowing against such credit facility.

Repurchase Obligations

At September 30, 2003, the Company was obligated to four counterparties under repurchase agreements.

The repurchase obligation with the first counterparty, an affiliate of a securities dealer, was utilized to finance CMBS securities. At September 30, 2003, the Company has sold CMBS assets with a book and market value of $154,776,000 and has a liability to repurchase these assets for $91,360,000 that is non-recourse to the Company. This repurchase obligation had an original one-year term that expired in February 2003 and was extended to February 2004. The liability balance bears interest at specified rates over LIBOR based upon each asset included in the obligation.

The repurchase obligation with the second counterparty, a securities dealer, arose in connection with the purchase of Federal Home Loan Mortgage Corporation Gold available-for-sale securities. At September 30, 2003, the Company has sold such assets with a book and market value of $23,633,000 and has a liability to repurchase these assets for $22,909,000. This repurchase agreement comes due monthly and has a current maturity date in November 2003. The liability balance bears interest at LIBOR.

The repurchase obligation with the third counterparty, a securities dealer, was entered into on May 28, 2003 pursuant to the terms of a master repurchase agreement and provides the Company with the right to finance up to $50,000,000, which was upsized to $100,000,000 in August 2003, by selling specific assets to the counterparty. To September 30, 2003, the master repurchase agreement has been utilized in connection with the purchase of four loans in the second and third quarters of 2003. At September 30, 2003, the Company has sold loans with a book and market value of $49,977,000 and has a liability to repurchase these assets for $24,443,000. The master repurchase agreement terminates on June 1, 2004, with an automatic nine month amortizing extension option, if not otherwise extended, and bears interest at specified rates over LIBOR based upon each asset included in the obligation.

The repurchase obligations with the fourth counterparty, a securities dealer, were entered into during the third quarter of 2003 in connection with the purchase of a loan and CMBS securities. At September 30, 2003, the Company has sold a loan and CMBS with a book and market value of $9,950,000 and has a liability to repurchase these assets for $8,210,000. The repurchase agreements are matched to the term of the underlying loan and CMBS that mature between August 2004 and January 2005 and bear interest at specified rates over LIBOR based upon each asset included in the obligation.

The average borrowing interest rate in effect for all the repurchase obligations outstanding at September 30, 2003 was Libor + 1.06% (2.17% at September 30,
2003). Assuming no additional utilization under the repurchase obligations and including the amortization of fees paid and capitalized over the term of the repurchase obligations, the all-in effective borrowing cost was 2.67% at September 30, 2003.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)



Term Redeemable Securities Contract

At September 30, 2003, the Company has borrowed $12,089,000 under a $75 million term redeemable securities contract at a blended interest rate of Libor + 1.91% (3.03% at September 30, 2003). On September 30, 2003, the unused amount of potential credit under the remaining credit facility was $62,911,000. Assuming no additional utilization under the term redeemable securities contract and including the amortization of fees paid and capitalized over the term of the term redeemable securities contract, the all-in effective borrowing cost was 6.26% at September 30, 2003. The Company has pledged assets of $18,574,000 as collateral for the borrowing against such credit facility.

11.     Derivative Financial Instruments

The following table summarizes the notional value and fair value of the Company's derivative financial instruments at September 30, 2003. The notional value provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or foreign exchange market risks.

                                                  Interest        Final
 Hedge            Type            Notional          Rate         Maturity     Fair Value
                                    Value
---------    ----------------   --------------   ------------    ---------   -------------
Swap         Cash Flow Hedge    $85,000,000          4.2425%       2015      $  (667,000)
Swap         Cash Flow Hedge     24,000,000          4.2325%       2015         (171,000)


On September 30, 2003, the derivative financial instruments were reported at their fair value as interest rate hedge liabilities of $838,000.

12.     Earnings Per Share

The following table sets forth the calculation of Basic and Diluted EPS for the nine months ended September 30, 2003 and 2002:

                            Nine Months Ended September 30, 2003   Nine Months Ended September 30, 2002
                            -------------------------------------- --------------------------------------
                             Net Income      Shares    Per Share     Net Income     Shares      Per Share
                                                         Amount                                  Amount
                            ------------- ----------- ------------ ------------- ------------- ----------
Basic EPS:

  Net earnings per share
    of Common Stock          $ 9,917,000    5,858,659   $  1.69      $4,243,000    6,174,327    $  0.69
                                                       ===========                             ==========

Effect of Dilutive
Securities
  Options outstanding for
    the purchase of Common          --         50,769                      --         25,493
    Stock
  Convertible Trust
    Preferred Securities
    exchangeable for
    shares of Common Stock     7,089,000    4,273,422                      --           --
  Warrants outstanding for
    the purchase of Common          --           --                        --         42,950
    Stock
                            ------------- ------------             ------------- -------------

Diluted EPS:
  Net earnings per share
    of Common Stock and
    Assumed Conversions      $17,006,000   10,182,850   $  1.67      $4,243,000    6,242,770    $  0.68
                            ============= ============ =========== ============= ============= ==========

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)



The following table sets forth the calculation of Basic and Diluted EPS for the three months ended September 30, 2003 and 2002:

                                     Three Months Ended                   Three Months Ended
                                     September 30, 2003                   September 30, 2002
                            ------------------------------------- --------------------------------------
                             Net Income      Shares     Per Share   Net Income     Shares      Per Share
                                                          Amount                                Amount
                            ------------ -------------- --------- ------------- ------------- ----------
Basic EPS:

  Net earnings per share
    of Common Stock          $4,786,000     6,502,075    $  0.74    $1,553,000    6,090,408    $  0.26
                                                        =========                             ==========

Effect of Dilutive
 Securities
  Options outstanding for
    the purchase of Common          --         86,177                      --        17,417
    Stock
  Convertible Trust
    Preferred Securities
    exchangeable for
    shares of Common Stock    2,363,000     4,273,422                      --           --
  Warrants outstanding for
    the purchase of Common          --            --                       --           --
    Stock
                            ------------- ------------             ------------- ------------

Diluted EPS:
  Net earnings per share
    of Common Stock and
    Assumed Conversions      $7,149,000    10,861,674    $  0.66    $1,553,000    6,107,825    $  0.25
                            ============ ============== ========= ============= ============= ==========

All per share information has been adjusted for the one for three reverse stock split in the computation of earnings per share and dividends per share as presented on the consolidated statements of income. See Note 1.

13.     Income Taxes

The Company intends to make an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 2003. As a REIT, the Company generally is not subject to federal income tax. To maintain qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. At September 30, 2003, the Company was in compliance with all REIT requirements.

During the three and nine months ended September 30, 2003, the Company recorded $655,000 of income tax expense for income that was attributable to taxable REIT subsidiaries. The Company's effective tax rate for the three months ended September 30, 2003 attributable to its taxable REIT subsidiaries was 67.7%. The difference between the U.S. federal statutory tax rate of 35% and the effective tax rate was primarily state and local taxes, net of federal tax benefit, and compensation in excess of deductible limits.

14.     Class A Common Stock

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

On September 22, 2003, the Company declared a dividend of approximately $2,929,000, or $0.45 per share of Class A Common Stock applicable to the three-month period ended September 30, 2003, payable on October 15, 2003 to stockholders of record on September 30, 2003.

16. Employee Benefit Plans

1997 Long-Term Incentive Stock Plan

During the nine months ended September 30, 2003, the Company did not issue any options to acquire shares of Class A Common Stock or restricted shares of Class A Common Stock.

The following table summarizes the option activity under the incentive stock plan for the quarter ended September 30, 2003:


                                                                                   Weighted
                                             Options        Exercise Price      Average Exercise
                                           Outstanding        per Share          Price per Share
                                         ---------------- -------------------- ------------------
  Outstanding at January 1, 2003               657,250      $12.375 - $30.00       $ 18.87
    Granted in 2003                                --             --                --
    Exercised in 2003                           (8,667)     $12.375 - $18.00         17.49
    Canceled in 2003                          (121,115)     $12.375 - $30.00         18.51
                                         ----------------                      ------------------
  Outstanding at September 30, 2003            527,468      $12.375 - $30.00       $ 18.98
                                         ================                      ==================

At September 30, 2003, 427,582 of the options are exercisable. At September 30, 2003, the outstanding options have various remaining contractual exercise periods ranging from 2.26 to 8.35 years with a weighted average life of 5.86 years.


17. Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on the Company's outstanding debt and Convertible Preferred Trust Securities during the nine months ended September 30, 2003 and 2002 was $14,272,000 and $25,516,000, respectively. Income taxes paid by the Company during the nine months ended September 30, 2003 and 2002 was $1,693,000 and $8,275,000, respectively. In connection with the purchase of the Fund I interest held by Citigroup, the Company assumed $24,084,000 of credit facility debt that is a non-cash activity.

18. Segment Reporting

The Company has established two reportable segments beginning January 1, 2003. The Company has an internal information system that produces performance and asset data for its two segments along service lines.

The Balance Sheet Investment segment includes all of the Company's activities related to direct loan and investment activities (including direct investments in Funds) and the financing thereof.

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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                  (unaudited)


The following table details each segment's contribution to the Company's overall profitability and the identified assets attributable to each such segment for the nine months ended and as of September 30, 2003, respectively (in thousands):



                                                            Balance Sheet     Investment    Inter-Segment
                                                             Investment       Management      Activities        Total
                                                           --------------- --------------- --------------- ---------------
Income from loans and other investments:
  Interest and related income                                $    29,384     $     --        $     --        $    29,384
  Less: Interest and related expenses                              7,369           --              --              7,369
                                                           --------------- --------------- --------------- ---------------
    Income from loans and other                                   22,015           --              --             22,015
    investments, net
                                                           --------------- --------------- --------------- ---------------

Other revenues:
  Management and advisory fees                                     --              9,509          (3,716)          5,793
  Income/(loss) from equity investments in Funds                   1,866            (781)          --              1,085
  Other interest income                                              (77)            123           --                 46
                                                           --------------- --------------- --------------- ---------------
    Total other revenues                                           1,789           8,851          (3,716)          6,924
                                                           --------------- --------------- --------------- ---------------

 Other expenses:
  General and administrative                                       2,234           8,263          --              10,497
  Management fees paid                                             3,716            --            (3,716)           --
  Depreciation and amortization                                      634             147          --                 781
                                                           --------------- --------------- --------------- ---------------
    Total other expenses                                           6,584           8,410          (3,716)         11,278
                                                           --------------- --------------- --------------- ---------------

  Income before income taxes and distributions and
    amortization on Convertible Trust Preferred Securities        17,220             441           --             17,661
Provision for income taxes                                         --                655           --                655
                                                           --------------- --------------- --------------- ---------------
  Income before distributions and amortization on
    Convertible Trust Preferred Securities                        17,220            (214)          --             17,006
  Distributions and amortization on Convertible Trust
    Preferred Securities                                           7,089           --              --              7,089
                                                           --------------- --------------- --------------- ---------------
  Net income allocable to Class A Common Stock             $      10,131     $      (214)    $     --        $     9,917
                                                           =============== =============== =============== ===============
  Total Assets                                               $   393,307   $      20,855   $     (21,426)  $     392,766
                                                           =============== =============== =============== ===============

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                  (unaudited)


The following table details each segment's contribution to the Company's overall profitability attributable to each such segment for the three months ended and as of September 30, 2003, respectively (in thousands):



                                                            Balance Sheet     Investment    Inter-Segment
                                                             Investment       Management      Activities        Total
                                                           --------------- --------------- --------------- ---------------

Income from loans and other investments:
  Interest and related income                                 $   11,757     $     --        $     --        $    11,757
  Less: Interest and related expenses                              2,616           --              --              2,616
                                                            --------------- --------------- --------------- ---------------
    Income from loans and other investments, net                   9,141           --              --              9,141
                                                            --------------- --------------- --------------- ---------------

Other revenues:
  Management and advisory fees                                      --             3,886          (1,501)          2,385
  Income/(loss) from equity investments in Funds                     457             (90)          --                367
  Other interest income                                              (97)            105           --                  8
                                                            --------------- --------------- --------------- ---------------
    Total other revenues                                             360           3,901          (1,501)          2,760
                                                            --------------- --------------- --------------- ---------------

 Other expenses:
  General and administrative                                         953           2,851          --               3,804
  Management fees paid                                             1,501             --           (1,501)           --
  Depreciation and amortization                                      212              81          --                 293
                                                            --------------- --------------- --------------- ---------------
    Total other expenses                                           2,666           2,932          (1,501)          4,097
                                                            --------------- --------------- --------------- ---------------

  Income before income taxes and distributions and
    amortization on Convertible Trust Preferred Securities         6,835             969           --              7,804
Provision for income taxes                                          --               655           --                655
                                                            --------------- --------------- --------------- ---------------
  Income before distributions and amortization on
    Convertible Trust Preferred Securities                         6,835             314             --            7,149
  Distributions and amortization on Convertible Trust
    Preferred Securities                                           2,363             --              --            2,363
                                                            --------------- --------------- --------------- ---------------
  Net income allocable to Class A Common Stock               $     4,472     $       314     $       --      $     4,786
                                                            =============== =============== =============== ===============

      All revenues were generated from external sources within the United States. The Investment Management segment earned fees of $3,716,000 and $1,501,000 for management of the Balance Sheet Investment segment for the nine and three months ended September 30, 2003, respectively, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the tables above.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Historical results set forth are not necessarily indicative of the future financial position and results of operations of the Company.

Introduction
------------

The Company is a fully integrated, self-managed finance and investment management company that makes debt-related investments in various types of commercial real estate assets and operating companies. Currently, the Company makes balance sheet investments for its own account and manages a series of private equity funds on behalf of institutional and individual investors. Since 1997, the Company has completed, for its own account and on behalf of the funds that it manages, $3.2 billion of total investments in 107 separate transactions. In December 2002, the Company's board of directors authorized an election to be taxed as a REIT for the 2003 tax year.


Balance Sheet Overview
----------------------

At September 30, 2003, the Company has four investments in Federal Home Loan Mortgage Corporation Gold securities with a face value of $22,632,000. The securities bear interest at a fixed rate of 6.5% of the face value. The Company purchased the securities at a net premium and has $174,000 of the premium remaining to be amortized over the remaining lives of the securities. After premium amortization, the securities bear interest at a blended rate of 6.04%. The securities are carried at a market value of $23,633,000, an $827,000 unrealized gain to their amortized cost.

The Company holds eighteen investments in twelve separate issues of CMBS with a face value of $215,512,000 at September 30, 2003. $5,000,000 face value of the CMBS bear interest at a variable rate which averages LIBOR + 2.95% (4.07% at September 30, 2003). The remaining $210,512,000 face value of the CMBS bear interest at fixed rates averaging 7.64% of the face value. The Company purchased the fixed rate CMBS at discounts. The remaining discount to be amortized into income is $23,025,000 over the remaining lives of the securities. After discount amortization, the fixed rate securities bear interest at a blended rate of 11.55%. The securities are carried at market value of $160,937,000, reflecting a $31,550,000 unrealized loss to their amortized cost.

On January 31, 2003, the Company purchased Citigroup's 75% interest in CT Mezzanine Partners I LLC ("Fund I") for a purchase price of approximately $38.4 million (including the assumption of liabilities), equal to the book value of the fund. In conjunction with the purchase on January 31, 2003, the Company began consolidating the balance sheet and operations of Fund I in its consolidated financial statements including four loans receivable totaling $50.0 million and $24.1 million of borrowings under a credit facility.

In addition to those acquired with the purchase of Citigroup's interest in Fund I, the Company has originated or purchased seven new loans since December 31, 2002 totaling $73.3 million and has no future commitments under any existing loans. The Company has received full satisfaction of four loans totaling $68.8 million and partial repayments on eight loans totaling $4.9 million in 2003. At September 30, 2003, the Company had outstanding loans receivable totaling approximately $171.0 million.

At September 30, 2003, the Company has twelve performing loans receivable with a current carrying value of $167,695,000. Two of the loans totaling $73,273,000 bear interest at a fixed blended rate of interest of 11.92%. The ten remaining loans totaling $94,422,000 bear interest at a variable rate of interest averaging LIBOR + 6.50% (7.94% at September 30, 2003 including LIBOR floors). One Mortgage Loan receivable with an original principal balance of $8,000,000 reached maturity on July 15, 2001 and has not been repaid with respect to principal and interest. In December 2002, the loan was written down to $4,000,000 through a charge to the allowance for possible credit losses. During the quarter ended September 30, 2003, the Company received proceeds of $731,000 reducing the carrying value of the loan to $3,269,000. In accordance with the Company's policy for revenue recognition, income recognition has been suspended on this loan and for the nine months ended September 30, 2003, $684,000 of potential interest income has not been recorded. All other loans are performing in accordance with their terms.

At September 30, 2003, the Company has investments in Funds of $17,188,000. In addition to the investment, the Company has $6,809,000 of unamortized costs which were capitalized in conjuction with the organization and capital raising of the funds. These costs are being amortized as expenses over the lives of the funds to which they pertain.

The Company utilizes borrowings under a committed credit facility and a term redeemable securities contract, along with repurchase obligations to finance its balance sheet assets.

At September 30, 2003, after assumption of the debt in conjunction with the purchase of Citigroup's interests in Fund I, the Company was party to two credit facilities with a commercial lender that provided for a total of $150 million of credit. On June 27, 2003, the Company formally combined under one facility the outstanding borrowings under the two facilities and extended the maturity of the $150 million credit facility for two additional years to July 16, 2005 on substantially the same terms. At September 30, 2003, the Company had outstanding borrowings under the credit facility of $33,000,000, and had unused potential credit of $117,000,000, an amount of available credit that provides the Company with adequate liquidity for its short-term needs. The credit facility provides for advances to fund lender-approved loans and investments made by the Company. Borrowings under the credit facility are secured by pledges of assets owned by the Company. Borrowings under the credit facility bear interest at specified rates over LIBOR, which rates may fluctuate, based upon the credit quality of the pledged assets. The credit facility provides for margin calls on asset-specific borrowings in the event of asset quality and/or market value deterioration as determined under the credit facility. The credit facility contains customary representations and warranties, covenants and conditions and events of default. The Company pays interest on the facility at specified rates over LIBOR based upon each asset included in the obligation. Based upon advances in place at September 30, 2003, the effective rate on the credit facility is LIBOR + 2.25% (3.37% at September 30, 2003). The Company has capitalized costs of $1,332,000 which are being amortized over the remaining life of the facility (21.5 months at September 30, 2003). After amortizing these costs to interest expense, the all-in effective borrowing cost on the facility is 5.59% based upon the amount currently outstanding on the credit facility.

On September 30, 2003, the Company was party to a $75 million term redeemable securities contract. The term redeemable securities contract has a two-year term, maturing in February 2004, with an automatic one-year amortizing extension option, if not otherwise extended. The Company has borrowings against the term redeemable securities contract of $12,089,000 at September 30, 2003. The Company pays interest on the term redeemable securities contract at specified rates over LIBOR based upon each asset included in the obligation. Based upon advances in place at September 30, 2003, the blended rate on the term redeemable securities contract is LIBOR + 1.91% (3.03% at September 30, 2003). The Company has capitalized costs of $164,000 which are being amortized over the remaining life of the term redeemable securities contract (5 months at September 30, 2003). After amortizing these costs to interest expense, the all-in effective borrowing cost on the facility is 6.26% based upon the amount currently outstanding on the term redeemable securities contract.

In May 2003, the Company entered into a new master repurchase agreement with a securities dealer that provides for the Company to finance up to $50,000,000, which was upsized to $100,000,000 in August 2003, by selling with a repurchase obligation specific assets to the counterparty. As of September 30, 2003, the Company has utilized the master repurchase agreement to finance the purchase of four loans during the second and third quarters of 2003.

In the third quarter of 2003, the Company entered into another repurchase obligation in connection with the purchase of a loan and CMBS securities. In connection with the foregoing, at September 30, 2003, the Company has sold a loan and CMBS with a book and market value of $9,950,000 and has a liability to repurchase these assets for $8,210,000. The repurchase agreements are matched to the term of the underlying loan and CMBS that mature between August 2004 and January 2005 and bear interest at specified rates over LIBOR based upon each asset included in the obligation.

At September 30, 2003, the Company has total outstanding repurchase obligations of $146,922,000. Based upon advances in place at September 30, 2003, the blended rate on the repurchase obligations is LIBOR + 1.06% (2.17% at September 30, 2003). The Company has capitalized costs of $494,000 which are being amortized over the remaining life of the repurchase obligations. After amortizing these costs to interest expense based upon the amount currently outstanding on the repurchase obligations, the all-in effective borrowing cost on the repurchase obligations is 2.67%. The Company expects to enter into new repurchase obligations at their maturity.

The Company is party to two cash flow interest rate swaps with a total notional value of $109 million. These cash flow interest rate swaps effectively convert floating rate debt to fixed rate debt, which is utilized to finance assets which earn interest at fixed rates. At September 30, 2003, the Company receives LIBOR flat (1.12% at September 30, 2003) and pays an average rate of 4.24%. The market value of the swaps at September 30, 2003 is a liability of $838,000, which is recorded as interest rate hedge liabilities and accumulated other comprehensive loss on the balance sheet of the Company.

The Company also utilizes the outstanding Convertible Trust Preferred Securities to finance its balance sheet assets. The remaining $89,742,000 liquidation amount outstanding on this obligation bears interest at 10% through September 30, 2004. The interest rate increases by 0.75% on October 1, 2004 and on each October 1 thereafter. If the quarterly dividend paid on a share of Common Stock multiplied by four and divided by $21.00 is in excess of the interest rate in effect at that time, then the holders are entitled to be paid interest at that rate.

 The Convertible Trust Preferred Securities are convertible into shares of Class A Common Stock, in increments of $1,000 in liquidation amount, at a conversion price of $21.00 per share and are redeemable by the Company, in whole or in part, on or after September 30, 2004.

In March 2003, the Company repurchased 66,427 shares of Class A Common stock under the open market share repurchase program from the Company's former chief financial officer at a price of $14.25 per share. After the repurchase, the Company has 666,339 shares remaining authorized for repurchase under the program.

In 2001 and 2002, in connection with the organization of Fund I and CT Mezzanine Partners II LP ("Fund II"), the Company issued to affiliates of Citigroup warrants to purchase 2,842,822 shares of Class A Common Stock. At December 31, 2002, all such warrants had a $15.00 per share exercise price, were exercisable and were to expire on March 8, 2005. In January 2003, the Company purchased all of the warrants outstanding from the affiliates of Citigroup for $2.1 million.

On June 18, 2003, the Company issued 1,075,000 shares of Class A Common Stock in a private placement made to thirty-two separate investors, led by certain institutional clients advised by Lend Lease Rosen Real Estate Securities, LLC. Net proceeds to the Company were $17.1 million after payment of offering costs and fees to Conifer Securities, LLC, placement agent for the Company.

At September 30, 2003, the Company has 6,509,067 shares of its Class A Common Stock outstanding.


Investment Management Overview
------------------------------

The Company operated principally as a balance sheet investor until the start of its investment management business in March 2000 when it entered into a venture with affiliates of Citigroup Alternative Investments, LLC ("Citigroup") to co-sponsor and invest capital in a series of high-yield commercial real estate mezzanine investment funds managed by the Company. Pursuant to the venture agreement, the Company and Citigroup have co-sponsored Fund I, Fund II and CT Mezzanine Partners III, Inc. ("Fund III"). The Company has capitalized costs of $6,809,000, net, from the formation of the Funds that are being amortized over the remaining anticipated lives of the Funds.

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

Fund II had its initial closing on April 9, 2001 and its final closing on August 7, 2001, ultimately raising $845.2 million of total equity commitments, including $49.7 million (5.9%) and $198.9 million (23.5%) from the Company and Citigroup, respectively. The balance of the equity commitments were made by third-party private equity investors, including public and corporate pension plans, endowment funds, financial institutions and high net worth individuals. During its two-year investment period, which expired on April 9, 2003, Fund II invested $1.2 billion in 40 separate transactions. Fund II utilizes leverage to increase its return on equity, with a target debt-to-equity ratio of 2:1. Total capital calls during the investment period were $329.0 million. CT Investment Management Co. LLC ("CTIMCO"), a wholly-owned subsidiary of the Company, acts as the investment manager to Fund II and receives 100% of the base management fees paid by the fund. As of April 9, 2003 (the end of the Fund II investment period), CTIMCO began earning annual base management fees of 1.287% of invested capital. Based upon Fund II's invested capital at September 30, 2003 (the date upon which the calculation for the next quarter is based), CTIMCO will earn base management fees of $718,000 for the quarter ending December 31, 2003.

The Company and Citigroup, through their ownership of the general partner, are also entitled to receive incentive management fees from Fund II if the return on invested equity is in excess of 10% after all invested capital has been returned. The Fund II incentive management fees are split equally between the Company and Citigroup. The Company intends to pay 25% of its share of the Fund II incentive management fees as long-term incentive compensation to its employees. No such incentive fees have been earned at September 30, 2003 and as such, no amount has been accrued as income for such potential fees in the Company's financial statements. The amount of incentive fees to be received in the future will depend upon a number of factors, including the level of interest rates and the fund's ability to generate returns in excess of 10%, which is in turn impacted by the duration and ultimate performance of the fund's assets. Potential incentive fees received as Fund II winds down could result in significant additional income from operations in certain periods during which such payments can be recorded as income. If Fund II's assets were sold and liabilities were settled on October 1, 2003 at the recorded book value (net of the allowance for possible credit losses) and the fund equity and income were distributed, the Company would record approximately $4.7 million of incentive income.

Since December 31, 2002, the Company has made equity contributions to Fund II of $5.5 million and equity contributions to Fund II's general partner of $757,000. The Company does not anticipate making any additional equity contributions to Fund II or its general partner. The Company's net investment in Fund II and its general partner at September 30, 2003 is $15.2 million. As of September 30, 2003, Fund II has 27 outstanding loans and investments totaling $607.8 million, all of which are performing in accordance with the terms of their agreements.

On June 2, 2003, Fund III effected its initial closing and on August 8, 2003, its final closing, raising a total of $425.0 million in equity commitments. The Company and Citigroup made equity commitments of $20.0 million (4.7%) and $80.0 million (18.8%), respectively, with the balance made by third-party private equity investors. Since the initial closing, the Company has made equity investments in Fund III of $2,000,000 and has capitalized costs totaling $903,000, which are being amortized over the remaining anticipated life of Fund
III. As of September 30, 2003, Fund III had closed five investments totaling $148.5 million of which $146.6 million remains outstanding at September 30, 2003.

CTIMCO receives 100% of the base management fees from Fund III calculated at a rate equal to 1.42% per annum of committed capital during Fund III's two-year investment period (which expires June 2, 2005), and 1.42% of invested capital thereafter. Based upon Fund III's $425.0 million of total equity commitments, the Company will earn annual base management fees of $6.0 million during the investment period, through the service of its subsidiary, CTIMCO, as investment manager to Fund III. The Company and Citigroup are also entitled to receive incentive management fees from Fund III if the return on invested equity is in excess of 10% after all invested capital has been returned. The Company and Citigroup will receive 62.5% and 37.5%, respectively, of the total incentive management fees. The Company expects to distribute a portion of its share of the Fund III incentive management fees as long-term incentive compensation to its employees.


Results of Operations for the Three and Nine Months Ended September 30, 2003 and 2002
--------------------------------------------------------------------------------

The Company reported net income of $9,917,000 for the nine months ended September 30, 2003, an increase of $5,674,000 from the net income of $4,243,000 for the nine months ended September 30, 2002. This increase was primarily the result of a reduction in income taxes in 2003 in connection with the REIT election, the elimination of the net unrealized loss on derivative securities and the corresponding hedged risk on CMBS securities by settling the fair value hedge in December 2002 and entering into a new cash flow hedge, and the increase in income from equity investments in Funds. These increases were partially offset by a recapture of the allowance for possible credit losses, an advisory fee earned, sales of investments and the reduction of the maturity of fair value hedges resulting in net gains, all of which occurred in 2002 and did not recur in 2003. Other offsets to the increase included a reduction in management and advisory fees from Funds and a reduction in net income from loans and investments.

The Company reported net income of $4,786,000 for the three months ended September 30, 2003, an increase of $3,233,000 from the net income of $1,553,000 for the three months ended September 30, 2002. This increase was primarily the result of a reduction in income taxes in 2003 with the REIT election and an increase in net income from loans and investments. These increases were partially offset by a reduction in income from equity investments in Funds and an advisory fee earned in 2002, which did not recur in 2003.

Interest  and  related  income  from  loans and other  investments  amounted  to
$29,384,000 for the nine months ended September 30, 2003, a decrease of $8,607,000 from the $37,991,000 amount for the nine months ended September 30, 2002. Average interest-earning assets decreased from approximately $505.0 million for the nine months ended September 30, 2002 to approximately $358.3 million for the nine months ended September 30, 2003. The average interest rate earned on such assets increased from 10.1% in 2002 to 11.0% in 2003. During the nine months ended September 30, 2003 and September 30, 2002, the Company recognized $2,804,000 and $1,490,000, respectively, in additional income on the early repayment of loans and investments. Without this additional interest income, the earning rate for the 2003 period would have been 9.9% versus 9.7% for the 2002 period. LIBOR rates averaged 1.2% for the nine months ended September 30, 2003 and 1.8% for the nine months ended September 30, 2002, a decrease of 0.6%. The portion of the Company's average assets that earn interest at fixed-rates did not decrease proportionately to the decrease in assets that earn interest at variable rates in 2003, which served to offset the decrease in earnings from the decrease in the average LIBOR rate.

Interest and related income from loans and other investments amounted to $11,757,000 for the three months ended September 30, 2003, an increase of $721,000 from the $11,036,000 amount for the three months ended September 30, 2002. Average interest-earning assets decreased from approximately $404.1 million for the three months ended September 30, 2002 to approximately $369.4 million for the three months ended September 30, 2003. The average interest rate earned on such assets increased from 10.8% in 2002 to 12.6% in 2003. During the three months ended September 30, 2003 and September 30, 2002, the Company recognized $2,437,000 and $1,120,000, respectively, in additional income on the early repayment of loans and investments. Without this additional interest income, the earning rate for the 2003 period would have been 10.0% versus 9.7% for the 2002 period. LIBOR rates averaged 1.1% for the three months ended September 30, 2003 and 1.8% for the three months ended September 30, 2002, a decrease of 0.7%. The portion of the Company's average assets that earn interest at fixed- rates did not decrease proportionately to the decrease in assets that earn interest at variable rates in 2003, which served to offset the decrease in earnings from the decrease in the average LIBOR rate.

The Company utilizes the credit facility, the term redeemable securities contract, and repurchase obligations to finance its interest-earning assets.

Interest and related expenses amounted to $7,369,000 for the nine months ended September 30, 2003, a decrease of $6,651,000 from the $14,020,000 amount for the nine months ended September 30, 2002. The decrease in expense was due to a decrease in the amount of average interest-bearing liabilities outstanding from approximately $279.5 million for the nine months ended September 30, 2002 to approximately $206.1 million for the nine months ended September 30, 2003, and a decrease in the average rate on interest-bearing liabilities from 6.7% to 4.8% for the same periods. The decrease in the average rate is substantially due to the decrease in swap levels and rates and the increased use of repurchase agreements as a percentage of total debt in the 2003 period at lower spreads to LIBOR than the credit facilities utilized in the 2002 period.

Interest and related expenses amounted to $2,616,000 for the three months ended September 30, 2003, a decrease of $1,141,000 from the $3,757,000 amount for the three months ended September 30, 2002. The decrease in expense was due to a decrease in the average rate on interest-bearing liabilities from 8.8% for the three months ended September 30, 2002 to 5.0% for the three months ended September 30, 2003, partially offset by an increase in the amount of average interest-bearing liabilities outstanding from approximately $169.9 million to approximately $207.2 million. The decrease in the average rate is substantially due to the decrease in swap levels and rates and the increased use of repurchase agreements as a percentage of total debt in the 2003 period at lower spreads to LIBOR than the credit facilities utilized in the 2002 period.

The Company also utilizes the outstanding Convertible Trust Preferred Securities to finance its interest-earning assets. During the nine months ended September 30, 2003 and 2002, the Company recognized $7,089,000 and $7,186,000, respectively, of net expenses related to its outstanding Convertible Trust Preferred Securities. This amount consisted of distributions to the holders totaling $6,731,000 and $12,195,000, respectively, and amortization of discount and origination costs totaling $358,000 and $1,186,000, respectively, during the nine months ended September 30, 2003 and 2002. In the 2002 period, this total was partially offset by a tax benefit of $6,195,000. Due to the Company's election to be taxed as a REIT, there is no tax benefit for the expense in the 2003 period. The decrease in the distribution amount and amortization of discount and origination costs resulted from the elimination of the distributions and discount and fees on the $60.3 million Non-Convertible Amount, which was repaid on September 30, 2002.

During the three months ended September 30, 2003 and 2002, the Company recognized $2,363,000 and $2,669,000, respectively, of net expenses related to its outstanding Convertible Trust Preferred Securities. This amount consisted of distributions to the holders totaling $2,244,000 and $4,184,000, respectively, and amortization of discount and origination costs totaling $119,000 and $786,000, respectively, during the three months ended September 30, 2003 and 2002. In the 2002 period, this total was partially offset by a tax benefit of $2,301,000. Due to the Company's election to be taxed as a REIT, there is no tax benefit for the expense in the 2003 period. The decrease in the distribution amount and amortization of discount and origination costs resulted from the elimination of the distributions and discount and fees on the Non-Convertible Amount, which was repaid on September 30, 2002.

Other revenues decreased $4,044,000 from $10,968,000 for the nine months ended September 30, 2002 to $6,924,000 for the nine months ended September 30, 2003. During the nine months ended September 30, 2002, the Company sold investments and reduced the maturity of its fair value hedge, which resulted in a gain of $1,651,000 and earned a $2.0 million fee from the Company's final advisory assignment. On January 1, 2003, the general partner of Fund II (owned by affiliates of the Company and Citigroup) voluntarily reduced by 50% the management fees charged to Fund II for the remainder of the investment period due to a lower than expected level of deployment of the Fund's capital. This, along with the reduction in income when the Company began charging management fees on invested capital for Fund II, partially offset by the management fees charged to Fund III, reduced the Company's management and advisory fees from Funds by $1.8 million for the period. In 2002, Fund I increased its allowance for possible credit losses by establishing a specific reserve for the single non-performing loan it was carrying. The loss from equity investments in Funds during the nine months ended September 30, 2002 was primarily due to this additional expense.

Other revenues decreased $3,047,000 from $5,807,000 for the three months ended September 30, 2002 to $2,760,000 for the three months ended September 30, 2003. The decrease in other revenue was primarily the result of a $2.0 million fee earned from the Company's final advisory assignment in 2002 and the decrease in income from equity investments in funds.

General and administrative expenses decreased $893,000 to $10,497,000 for the nine months ended September 30, 2003 from $11,390,000 for the nine months ended September 30, 2002 and decreased $178,000 to $3,804,000 for the three months ended September 30, 2003 from $3,982,000 for three months ended September 30, 2002. The decrease in general and administrative expenses was primarily due to reduced employee compensation. The Company employed an average of 25 employees during the nine months ended September 30, 2003 and 27 during the nine months ended September 30, 2002. The Company had 25 full-time employees at September 30, 2003.

During the nine months ended September 30, 2002, the Company recaptured $2,963,000 of its previously established allowance for possible credit losses. The Company deemed this recapture necessary due to the substantial reduction in the loan portfolio and a general reduction in the default risk of the loans remaining based upon current conditions. At September 30, 2003, the Company believes that the reserve of $6,672,000 is adequate based on the existing loans in the balance sheet portfolio.

The Company intends to make an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 2003. As a REIT, the Company generally is not subject to federal income tax. To maintain qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. At September 30, 2003, the Company was in compliance with all REIT requirements and as such, has only provided for income tax expense on taxable income attributed to its taxable REIT subsidiaries in 2003.


Liquidity and Capital Resources
-------------------------------

At September 30, 2003, the Company had $10,179,000 in cash. The primary sources of liquidity for the Company for 2003 will be cash on hand, cash generated from operations, principal and interest payments received on loans and investments and additional borrowings under the Company's credit facilities. The Company believes these sources of capital are adequate to meet future cash requirements. The Company expects that during 2003, it will use a significant amount of its available capital resources to satisfy capital contributions required in connection with Fund III and to originate new loans and investments for its balance sheet. The Company intends to continue to employ leverage on its balance sheet assets to enhance its return on equity.

The Company experienced a net decrease in cash of $7,000 for the nine months ended September 30, 2003, compared to the net decrease of $2,920,000 for the nine months ended September 30, 2002. Cash provided by operating activities during the nine months ended September 30, 2003 was $10,524,000, compared to $4,630,000 provided during the same period of 2002. For the nine months ended September 30, 2003, cash provided by investing activities was $12,766,000, compared to $255,943,000 during the same period in 2002 as the Company experienced lower levels of loan and investment repayments in the 2003 period than the 2002 period and began making loans for its balance sheet in 2003. The Company utilized the cash received on loan repayments in both years to reduce borrowings under its credit facilities and term redeemable securities contract that along with the proceeds from the private placement of 1,075,000 shares of the Company's Common Stock accounted for the majority of the change in the net cash used in financing activities from $263,493,000 in 2002 to the $23,297,000 in the same period of 2003.

During the investment periods for Fund I and Fund II, the Company generally did not originate or acquire loans or CMBS directly for its own balance sheet portfolio. Now that the Fund II investment period has ended, the Company is originating loans and investments for its own account as permitted by the provisions of Fund III. The Company will also use its available working capital to make contributions to Fund III or any other funds as and when required by the equity commitments made by the Company to such funds. If repayments of the Company's existing balance sheet loans and investments increase significantly before excess capital is invested in new funds, or otherwise accretively deployed, the Company may experience a reduction in revenues and lower earnings until offsetting revenues are derived from funds under management or other sources. For the remainder of 2003, the Company does not expect a decrease in total assets, as the Company expects to purchase or originate additional assets during the remainder of the year.

At September 30, 2003, the Company has outstanding borrowings under the credit facility of $33,000,000, outstanding borrowings on the term redeemable securities contract of $12,089,000 and outstanding repurchase obligations totaling $146,922,000. The terms of these agreements are described in the Balance Sheet Overview section of this Management Discussion and Analysis. At September 30, 2003, the Company has pledged assets that enable it to borrow an additional $25.3 million and has $230.2 million of credit available for the financing of new and existing unpledged assets pursuant to these facilities.


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

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates at September 30, 2003. For financial assets and debt obligations, the table presents cash flows to the expected maturity and weighted average interest rates based upon the current carrying values. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on rates in effect as of the reporting date.




                                                          Expected Maturity Dates
                                   ----------------------------------------------------------------------
                                     2003      2004      2005      2006      2007    Thereafter  Total    Fair Value
                                     ----      ----      ----      ----      ----    ----------  -----    ----------
Assets:                                                        (dollars in thousands)
Available-for-sale securities
   Fixed Rate                       $ 2,145  $  8,087  $  5,126  $  3,012  $  1,768  $  2,494   $ 22,632  $ 23,633
      Average interest rate           6.04%     6.04%     6.04%     6.04%     6.04%     6.04%      6.04%

CMBS
   Fixed Rate                           --        --        --   $  7,811  $    135  $202,566   $210,512  $155,937
      Average interest rate             --        --        --      9.90%     8.19%    11.64%     11.56%
   Variable Rate                        --   $  5,000       --        --        --        --    $  5,000  $  5,000
      Average interest rate             --      4.07%       --        --        --        --       4.07%

Loans receivable
   Fixed Rate                           --        --        --        --   $ 24,195  $ 49,078   $ 73,273  $ 84,268
      Average interest rate             --        --        --        --     11.78%    11.98%     11.92%
   Variable Rate                    $10,968  $  6,923  $ 12,654  $    915  $ 14,452  $ 51,835   $ 97,747  $ 96,133
      Average interest rate           9.71%     3.02%     6.94%     6.58%     8.92%     7.70%      7.67%

Liabilities:
Credit Facilities
   Variable Rate                        --        --   $ 33,000       --        --        --    $ 33,000  $ 33,000
      Average interest rate             --        --      5.59%       --        --        --       5.59%

Term redeemable
  securities contract
   Variable Rate                        --   $ 12,089       --        --        --        --    $ 12,089  $ 12,089
      Average interest rate             --      6.26%       --        --        --        --       6.26%

Repurchase obligations
   Variable Rate                    $22,909  $120,053  $  3,960       --        --        --    $146,922  $146,922
      Average interest rate           1.10%     2.99%     2.12%       --        --        --       2.67%

Convertible Trust
 Preferred Securities
   Fixed Rate                           --        --        --    $89,742       --        --     $89,742  $ 89,346
      Average interest rate             --        --        --     10.58%       --        --      10.58%

Interest rate swaps
     Notional amounts                   --        --        --        --        --   $109,000   $109,000  $   (838)
     Average fixed pay rate             --        --        --        --        --      4.24%      4.24%
     Average variable
      receive rate                      --        --        --        --        --      1.12%      1.12%

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

                      None

ITEM 5:    Other Information

                      None

ITEM 6:    Exhibits and Reports on Form 8-K

   (a)   Exhibits

        10.1 Consulting Services Agreement, dated as of January 1, 2003, by and between CT Investment Management Co., LLC and Craig M. Hatkoff.

        10.2 Master Repurchase Agreement, dated as of May 28, 2003, between Goldman Sachs Mortgage Company and Capital Trust, Inc.

        10.3 First Amendment to the Master Repurchase Agreement, dated as of August 26, 2003, between Goldman Sachs Mortgage Company and Capital Trust, Inc.

        10.4 Amended and Restated Master Loan and Security Agreement, dated as of June 27, 2003, between Capital Trust, Inc., CT Mezzanine Partners I LLC and Morgan Stanley Mortgage Capital Inc.

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

        31.1 Certification of John R. Klopp, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of Brian H. Oswald, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification of John R. Klopp, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2  Certification  of  Brian  H.  Oswald,   Chief  Financial  Officer,
              pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.1 Risk Factors (filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K, filed on March 28, 2003 and incorporated herein by reference).

    (b)  Reports on Form 8-K

        During the fiscal quarter ended September 30, 2003, the Company filed the following Current Reports on Form 8-K:

      (1) Current Report on Form 8-K, dated August 15, 2003, as filed with the Commission on August 15, 2003, reporting under Item 9 "Regulation FD Disclosure" the Company's issuance of a press release reporting the Company's financial results for its fiscal quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CAPITAL TRUST, INC.



November 6, 2003                                  /s/ John R. Klopp
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