Form 10-K
period 2003-12-31
CAPITAL TRUST INC
filed 2004-03-03
CIK 1061630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the fiscal year ended December 31, 2003
                                  ----------------

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
                                                        Yes  X         No
                                                            ---          ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.     [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                                        Yes            No X
                                                            ---          ---

                                  MARKET VALUE
                                  ------------

The aggregate market value of the outstanding class A common stock held by non-affiliates of the registrant was approximately $74,318,000 as of June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.

                                OUTSTANDING STOCK
                                -----------------

As of March 2, 2004 there were 6,543,957 outstanding shares of class A common stock. The class A common stock is listed on the New York Stock Exchange (trading symbol "CT"). Trading is reported in many newspapers as "CapTr".

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

--------------------------------------------------------------------------------

                               CAPITAL TRUST, INC.

--------------------------------------------------------------------------------

PART I

----------------------------------------------------------------
                                                                           PAGE

Item 1.     Business                                                          1
Item 2.     Properties                                                        7
Item 3.     Legal Proceedings                                                 7
Item 4.     Submission of Matters to a Vote of Security Holders               7
----------------------------------------------------------------

PART II

----------------------------------------------------------------

Item 5.     Market for the Registrant's common Equity and
                    Related Stockholder Matters                                8
Item 6.     Selected Financial Data                                            9
Item 7.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       10
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk        23
Item 8.     Financial Statements and Supplementary Data                       24
Item 9.     Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                       24
Item 9A.    Controls and Procedures                                           24
----------------------------------------------------------------

PART III

----------------------------------------------------------------

Item 10.    Directors and Executive Officers of the Registrant                25
Item 11.    Executive Compensation                                            25
Item 12.    Security Ownership of Certain Beneficial Owners
                     and Management                                           25
Item 13.    Certain Relationships and Related Transactions                    25
Item 14.    Principal Accountant Fees and Services                            25
----------------------------------------------------------------

PART IV

----------------------------------------------------------------

Item 15.    Exhibits, Financial Statement Schedules and Reports
                      on Form 8-K                                             26
----------------------------------------------------------------

Signatures                                                                    30

Index to Consolidated Financial Statements                                   F-1

                                     PART I
----------------------------------------------------------------

Item 1.     Business
----------------------------------------------------------------

Overview

We are a finance and investment management company that specializes in originating and managing credit-sensitive structured financial products. Our investment programs are executed directly for our own account and for third-party funds that we manage. To date, our activities have been focused exclusively in the commercial real estate mezzanine market where we have originated over $3.4 billion of investments since 1997 and established ourselves as a leader in that sector. We are organized and conduct our operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes and generally will not be subject to federal income tax if we comply with the applicable income, asset, distribution and organizational requirements.

Developments During Fiscal Year 2003

During fiscal year 2003, we began to conduct our operations to qualify as a REIT. We plan to elect REIT status when we file our federal tax return for 2003. With our decision to elect to be taxed as a REIT, we began paying dividends on our class A common stock in the first quarter of 2003.

On January 31, 2003, we purchased from an affiliate of Citigroup Alternative Investments its 75% interest in CT Mezzanine Partners I LLC, or Fund I, for a purchase price of approximately $38.4 million, including the assumption of liabilities, equal to the book value of the fund. In conjunction with the purchase, we began consolidating the balance sheet and operations of Fund I in our consolidated financial statements including four loans receivable totaling $50.0 million and $24.1 million of borrowings under a credit facility.

On April 2, 2003, our charter was amended and restated and then further amended to eliminate from our authorized stock the entire 100,000,000 shares of our authorized but unissued class B common stock and to effect a one (1) for three
(3) reverse stock split of our class A common stock. Fractional shares resulting from the reverse stock split were settled in cash at a rate of $16.65 multiplied by the percentage of a share owned after the split.

On April 9, 2003, CT Mezzanine Partners II L.P.'s, or Fund II, two-year investment period expired. During its investment period, Fund II invested $1.2 billion in 40 separate transactions.

With the expiration of the Fund II investment period, we resumed our balance sheet investment program. Since April 9, 2003, we have originated or purchased nine new loans totaling $99.6 million and have purchased commercial mortgage-backed securities, or CMBS, of $6.5 million.

On June 2, 2003, CT Mezzanine Partners III, Inc., or Fund III, effected its initial closing on equity commitments and on August 8, 2003, its final closing, raising a total of $425.0 million in equity commitments. From the initial closing through December 31, 2003, we have made equity investments in Fund III of $2,800,000 and have capitalized costs totaling $914,000, which are being amortized over the remaining anticipated life of Fund III. As of December 31, 2003, Fund III had closed eight investments, totaling $212.6 million, of which $182.3 million remains outstanding at December 31, 2003.

On June 18, 2003, we issued 1,075,000 shares of class A common stock in a private placement to thirty-two separate investors, led by certain institutional clients advised by Lend Lease Rosen Real Estate Securities, LLC. Net proceeds to us were $17.1 million after payment of offering costs and fees to Conifer Securities, LLC, our placement agent.

Platform

We are a fully integrated, self-managed company that has 25 full-time employees, all based in New York City. Our senior management team has an average of 18 years of experience in the fields of real estate, credit, capital markets and structured finance. Around this team of professionals, we have developed an entire platform to originate and manage portfolios of credit-sensitive structured products. Founded on our long-standing relationships with borrowers, brokers and first mortgage providers, our extensive origination network produces multiple investment opportunities from which we select only those transactions that we believe exhibit a compelling risk/return profile. Once a transaction that meets our parameters is identified, we apply a disciplined process founded on four elements:

        o    intense credit underwriting,

        o    creative financial structuring,

        o    efficient use of leverage, and

        o    aggressive asset management.

The first element, and the foundation of our past and future success, is our expertise in credit underwriting. For each prospective investment, an in-house underwriting team is assigned to perform a ground-up analysis of all aspects of credit risk and we reject any transaction that does not meet our standards. Our rigorous underwriting process is embodied in our proprietary credit policies and procedures that detail the due diligence steps from initial client contact through closing. Input and approval is required from our finance, capital markets, credit and legal teams, as well as from various third-parties including our credit providers.

Creative financial structuring is the second critical element in our process. Based upon our underwriting, we strive to create a customized structure for each investment that minimizes our downside risk while preserving the flexibility needed by our borrower. Typical structural features in our real estate investments include bankruptcy-remote vehicles, springing guarantees and cash flow controls that are implemented when collateral performance drops below certain levels.

The prudent use of leverage is the third integral element of our platform. Leverage can increase returns on equity and portfolio diversification, but can also increase risk. We control this financial risk by actively managing our capital structure, seeking to match the duration and interest rate index of our assets and liabilities and, where appropriate, employing hedging instruments such as interest rate swaps, caps and other interest rate exchange agreements. Our objective is to minimize interest rate risk and optimize the difference between the yield on our assets and the cost of our liabilities to create net interest spread. The final element of our platform is aggressive asset management. We pride ourselves on our active style of managing our portfolios. From closing an investment through its final repayment, our dedicated asset management team is in constant contact with our borrowers, monitoring performance of the collateral and enforcing our rights.

By adhering to these four key elements that define our platform, we have limited the loss experience of our investment portfolios to less than 1.0% since 1997.

Business Model

Our business model is designed to produce a unique mix of net interest spread from our balance sheet investments and fee income from our investment management operations. Our goal is to deliver a stable, growing stream of earnings from these two complementary activities.

Our current balance sheet investment program focuses on structured commercial real estate debt investments, including B Notes, subordinate CMBS, and small-balance (under $15 million) mezzanine loans. As of December 31, 2003, our interest-earning balance sheet assets (excluding cash, fund investments and other assets) total $358.6 million and had a weighted average unleveraged yield of 9.9%. Our interest-bearing liabilities as of that date total $197.4 million and had a weighted average interest rate cost of 3.3%.

We currently manage two private equity funds, Fund II, and CT Mezzanine Partners III, Inc., or Fund III. Both funds were formed to specialize in making large-balance commercial real estate mezzanine loans. Fund II made $1.2 billion of investments in 40 separate transactions during its contractual investment period that commenced in April 2001 and ended in April 2003. As of December 31, 2003, Fund II's remaining investments aggregate $517.6 million, all of which were performing. Fund III held its initial closing in June 2003 and its final closing in August 2003, ultimately raising $425 million of committed equity capital. With leverage, we expect to make over $1 billion of investments during Fund III's investment period, which expires in June of 2005. We have made co-investments in Fund II and Fund III, and our wholly-owned taxable REIT subsidiary, CT Investment Management Co., LLC, acts as the manager of both funds. In addition to our pro-rata share of income as a co-investor, we earn base management fees and performance-oriented incentive management fees from each fund. Our investment management activities are described further under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Commencing in 2003, we are operating our business to qualify as a REIT for federal income tax purposes. Our primary objective in deciding to elect REIT status is to pay dividends to our shareholders on a tax-efficient basis. We manage our balance sheet investments to produce a portfolio that meets the asset and income tests necessary to maintain our REIT qualification and otherwise conduct our investment management business through our wholly-owned subsidiary, CT Investment Management Co., which is subject to federal income tax.

Investment Strategies

Since 1997, our investment programs have focused on various strategies designed to take advantage of investment opportunities that have developed in the commercial real estate mezzanine sector. These investment opportunities have been created largely by the evolution and growing importance of securitization in the real estate capital markets. With approximately $2 trillion outstanding, U.S. commercial real estate debt is a large and dynamic market that had traditionally been dominated by institutional lenders such as banks, insurance companies and thrifts making first mortgage loans for retention in their own portfolios. Securitized debt has captured an increasing share of this market, growing from less than 5% of the total amount outstanding in 1990 to approximately 20% by year-end 2002. More importantly, CMBS now accounts for roughly 40% of annual new originations with domestic CMBS issuance in 2003 expected to exceed $75 billion. In addition, many traditional lenders have adopted CMBS standards in their portfolio lending programs, further extending the influence of securitization in the market. The essence of securitization is risk segmentation, whereby whole mortgage loans (or pools of loans) are split into multiple classes and sold to different buyers based on their risk tolerance and return requirements. The most senior classes, which have the lowest risk and therefore the lowest return, are rated investment grade (AAA through BBB-) by the credit rating agencies. The junior classes, which are subordinate to the senior debt but senior to the owner/operator's common equity investment, command a higher yield. These "mezzanine" tranches may carry sub-investment grade ratings or no rating at all.

Depending on our assessment of relative value, our real estate mezzanine investments may take a variety of forms including:

        o First Mortgage Loans - These are single-property secured loans evidenced by a primary first mortgage and senior to any mezzanine financing and the owner's equity. These loans are bridge loans for equity holders who require interim financing until permanent financing can be obtained. Our first mortgage loans are generally not intended to be permanent in nature, but rather are intended to be of a relatively short-term duration, with extension options as deemed appropriate, and typically require a balloon payment of principal at maturity. We may also originate and fund permanent first mortgage loans in which we intend to sell the senior tranche, thereby creating a property mezzanine loan (as defined below).

        o Property Mezzanine Loans - These are single-property secured loans that are subordinate to a primary first mortgage loan, but senior to the owner's equity. A mezzanine loan is evidenced by its own promissory note and is typically made to the owner of the property-owning entity (i.e. the senior loan borrower). It is not secured by the first mortgage on the property, but by a pledge of all of the mezzanine borrower's ownership interest in the property-owning entity. Subject to negotiated contractual restrictions, the mezzanine lender has the right, following foreclosure, to become the sole indirect owner of the property subject to the lien of the primary mortgage.

        o B Notes - These are loans evidenced by a junior participation in a first mortgage against a single property; the senior participation is known as an A Note. Although a B Note may be evidenced by its own promissory note, it shares a single borrower and mortgage with the A Note and is secured by the same collateral. B Note lenders have the same obligations, collateral and borrower as the A Note lender and in most instances are contractually limited in rights and remedies in the case of a default. The B Note is subordinate to the A Note by virtue of a contractual arrangement between the A Note lender and the B Note lender. For the B Note lender to actively pursue a full range of remedies, it must, in most instances, purchase the A note.

        o Subordinate CMBS - These commercial mortgage-backed securities are the junior classes of securitized pools of first commercial mortgage loans. Cash flows from the underlying mortgages are aggregated and allocated to the different classes in accordance with their priority ranking, typically ranging from the AAA rated through the unrated, first-loss tranche. Administration and management of the pool are performed by a trustee and servicers, who act on behalf of all holders in accordance with contractual agreements. Our investments generally represent the subordinated tranches ranging from the BBB rated through the unrated class.

        o Preferred Equity Interests - These are senior equity investments in property-owning entities. Preferred equity holders have a first claim on cash flow and/or capital event proceeds relative to the common equity owner. Following an event of default, preferred equity holders have the right to squeeze out the other equity holders to become the primary owner of the property subject to the lien of the first mortgage. Like true owners, preferred equity investors have the option to support the loan during temporary cash flow shortfalls.

        o Corporate Mezzanine Loans - These are investments in or loans to real estate-related operating companies, including REITs. Such investments may take the form of secured debt, preferred stock and other hybrid instruments such as convertible debt. Corporate mezzanine loans may finance, among other things, operations, mergers and acquisitions, management buy-outs, recapitalizations, start-ups and stock buy-backs generally involving real estate and real estate-related entities.

We finance single properties, multiple property portfolios and operating companies, with our investment typically representing the portion of the capital structure ranging between 50% and 85% of underlying collateral value. Our objective is to create portfolios which are diversified by investment format, property type and geographic market. The following charts illustrate the
diversification   achieved  to  date  in  the   origination  of  our  investment
portfolios.

Geographic Location
-------------------

Northeast ....................  41%
West .........................  19%
Diversified ..................  16%
Southeast ....................  13%
Southwest ....................   8%
Midwest ......................   3%

Property Type
-------------

Office .......................  45%
Retail .......................  19%
Mixed Use ....................  14%
Hotel ........................  13%
Multifamily ..................   7%
Other ........................   2%



Investment Type
---------------

Property Mezzanine............  51%
CMBS .........................  17%
Corporate Mezzanine ..........  12%
First Mortgage ...............  11%
B Note .......................   7%
Preferred Equity .............   2%



If carefully underwritten and structured, we believe that portfolios of real estate mezzanine investments can produce superior risk-adjusted returns when compared to both senior debt and direct equity ownership.

Business Plan

Our business plan is to grow our balance sheet investments and our third-party assets under management. We intend to continue our commercial real estate investment programs and actively seek to expand our franchise by pursuing complementary investment strategies involving other credit-sensitive structured products that leverage our core skills in credit underwriting and financial structuring. We may expand through business acquisitions or the recruitment of finance professionals with experience in other products.

Competition

We are engaged in a highly competitive business. We compete for loan and investment opportunities with numerous public and private real estate investment vehicles, including financial institutions, mortgage banks, pension funds, opportunity funds, REITs and other institutional investors, as well as individuals. Many competitors are significantly larger than us, have well-established operating histories and may have access to greater capital and other resources. In addition, the investment management industry is highly competitive and there are numerous well-established competitors possessing substantially greater financial, marketing, personnel and other resources than us. We compete with other investment management companies in attracting capital for funds under management.

Government Regulation

Our activities, including the financing of our operations, are subject to a variety of federal and state regulations. In addition, a majority of states have ceilings on interest rates chargeable to certain customers in financing transactions.

Employees

As of December 31, 2003, we had 25 full-time employees. None of our employees are covered by a collective bargaining agreement and management considers the relationship with our employees to be good.

Code of Business Conduct and Ethics and Corporate Governance Documents

We have adopted a code of business conduct and ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. This code of business conduct and ethics is designed to comply with SEC regulations and New York Stock Exchange corporate governance rules rules related to codes of conduct and ethics and will be posted on our corporate website at www.capitaltrust.com. A copy of our code of business conduct and ethics is attached as Exhibit 14 to this Form 10-K and is available free of charge, upon request directed to Investor Relations, Capital Trust, Inc., 410 Park Avenue, 14th Floor, New York, NY 10022.

Our board of directors has created, revised the charter for and/or reconstituted the membership of the audit, compensation and corporate governance committees of the board to be effective immediately following our annual meeting of shareholders that will be called and convened later this year. Our corporate governance guidelines and the committee charters will be posted on our corporate website at www.capitaltrust.com.

----------------------------------------------------------------

Item 2.        Properties

----------------------------------------------------------------

Our principal executive and administrative offices are located in approximately 11,885 square feet of office space leased at 410 Park Avenue, 14th Floor, New York, New York 10022 and our telephone number is (212) 655-0220. The lease for such space expires in June 2008. We believe that this office space is suitable for our current operations for the foreseeable future.


----------------------------------------------------------------

Item 3.        Legal Proceedings

----------------------------------------------------------------

We are not party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.


----------------------------------------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders

----------------------------------------------------------------

We did not submit any matters to a vote of security holders during the fourth quarter.

                                     PART II
----------------------------------------------------------------

Item 5.     Market for the Registrant's common Equity and Related
            Stockholder Matters

----------------------------------------------------------------

Our class A common stock is listed for trading on the New York Stock Exchange under the symbol "CT." The table below sets forth, for the calendar quarters indicated, the reported high and low sale prices for the class A common stock as reported on the NYSE composite transaction tape and the per share cash dividends paid on the class A common stock. No dividends were paid on the class A common stock in 2002 or 2001. With our decision to elect to be taxed as a REIT, we began paying dividends on our class A common stock in the first quarter of 2003.

                                                    High      Low     Dividend
                                                    ----      ---     --------
2003
First Quarter..................................  $  18.75  $  13.35   $  0.45
Second Quarter.................................     19.62     14.49      0.45
Third Quarter..................................     20.99     18.60      0.45
Fourth Quarter.................................     23.40     19.71      0.45

2002
First Quarter..................................     17.25     15.00     --
Second Quarter.................................     15.60     14.10     --
Third Quarter..................................     15.75     13.35     --
Fourth Quarter.................................     15.93     12.72     --

2001
First Quarter..................................     14.55     12.30     --
Second Quarter.................................     19.50     12.33     --
Third Quarter..................................     19.50     15.00     --
Fourth Quarter.................................     17.28     14.10     --

The last reported sale price of the class A common stock on March 2, 2004 as reported on the NYSE composite transaction tape was $25.18. As of March 2, 2004, there were 311 holders of record of the class A common stock. By including persons holding shares in broker accounts under street names, however, we estimate our shareholder base to be approximately 1,350 as of March 2, 2004.

----------------------------------------------------------------

Item 6.        Selected Financial Data

----------------------------------------------------------------

The following table sets forth selected consolidated financial data, which was derived from our historical consolidated financial statements included in our Annual Reports on Form 10-K for the years then ended.

Prior to March 8, 2000, we did not serve as investment manager for any funds under management and only our historical financial data as of and for the years ended after December 31, 1999 reflects the operating results from our investment management business.

You should read the following information together with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included in "Item 8. Financial Statements and Supplementary Data".


                                                            Years Ended December 31,
                                            ------------------------------------------------------
                                               2003       2002        2001        2000      1999
                                            ---------   ---------   ---------    --------  -------
STATEMENT OF OPERATIONS DATA:                   (in thousands, except for per share data)
REVENUES:
Interest and investment income..........     $38,299    $47,207     $67,728     $88,433   $89,839
Income / (loss) from equity investments
  in affiliated Funds...................       1,526     (2,534)      2,991       1,530       --
Advisory and investment banking fees....         --       2,207         277       3,920    17,772
Management and advisory fees from Funds.       8,020     10,123       7,664         373       --
                                            ---------  ---------   ---------  ----------  --------
  Total revenues........................      47,845     57,003      78,660      94,256   107,611
                                            ---------  ---------   ---------  ----------  --------
OPERATING EXPENSES:
Interest expense........................       9,845     17,992      26,348      36,931    39,791
General and administrative expenses.....      13,320     13,996      15,382      15,439    17,345
Depreciation and amortization...........       1,057        992         909         902       345
Net unrealized (gain) / loss on derivative
  securities and corresponding hedged risk
  on CMBS...............................         --     (21,134)        542         --        --
Net realized (gain) / loss on sale of fixed
  assets, investments and settlement of
  derivative securities.................         --      28,715         --           64       (35)
Provision for / (recapture of) allowance
  for possible credit losses............         --      (4,713)        748       5,478     4,103
                                            ---------  ---------   ---------  ----------  --------
  Total operating expenses..............      24,222     35,848      43,929      58,814    61,549
                                            ---------  ---------   ---------  ----------  --------
Income / (loss) before income tax expense
  and distributions and amortization on
  convertible Trust Preferred
  Securities............................      23,623     21,155      34,731      35,442    46,062
Income tax expense......................         646     22,438      16,882      17,760    22,020
                                            ---------  ---------   ---------  ----------  --------
Income / (loss) before distributions
  and amortization on convertible trust
  preferred securities..................      22,977     (1,283)     17,849      17,682    24,042
Distributions and amortization on
  convertible trust preferred securities,
  net of income tax benefit.............       9,452      8,455       8,479       7,921     6,966
                                            ---------  ---------   ---------  ----------  --------
NET INCOME / (LOSS).....................      13,525     (9,738)      9,370       9,761    17,076
Less: Preferred Stock dividend and
  dividend requirement..................         --        --           606       1,615     2,375
                                            ---------  ---------   ---------  ----------  --------
Net income / (loss) allocable to common
  stock ................................     $13,525    $(9,738)    $ 8,764      $8,146   $14,701
                                            =========  =========   =========  ==========  ========

PER SHARE INFORMATION:
Net income / (loss) per share of common
  stock:
    Basic...............................     $  2.27    $ (1.62)    $  1.30      $ 1.05   $  2.07
                                            =========  =========   =========  ==========  ========
    Diluted.............................     $  2.23    $ (1.62)    $  1.12      $ 0.99   $  1.65
                                            =========  =========   =========  ==========  ========
Dividends declared per share of common
  stock.................................     $  1.80    $  --       $  --         $ --    $   --
                                            =========  =========   =========  ==========  ========
Weighted average shares of common stock
  outstanding:
    Basic...............................       5,947      6,009       6,722       7,724     7,111
                                            =========  =========   =========  ==========  ========
    Diluted.............................      10,288      6,009      12,041       9,897    14,575
                                            =========  =========   =========  ==========  ========

                                                           As of December 31,
                                            ------------------------------------------------------
                                               2003       2002        2001        2000      1999
                                            ---------   ---------   ---------    --------  -------
BALANCE SHEET DATA:
Total assets............................    $397,144  $ 384,976    $678,800    $644,392  $827,808
Total liabilities.......................     211,661    211,932     428,231     338,584   522,925
Convertible trust preferred securities..      89,466     88,988     147,941     147,142   146,343
Stockholders' equity....................      96,017     84,056     102,628     158,666   158,540


----------------------------------------------------------------

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

----------------------------------------------------------------

Introduction

We are a fully integrated, self-managed finance and investment management company that specializes in credit-sensitive structured financial products. To date, our investment programs have focused on loans and securities backed by income-producing commercial real estate assets. Since we commenced our finance business in 1997, we have completed $3.4 billion of real estate-related investments in 117 separate transactions. In December 2002, our board of directors authorized an election to be taxed as a REIT for the 2003 tax year.

Currently, we make balance sheet investments for our own account and manage a series of private equity funds on behalf of institutional and individual investors. Our investment management business commenced in March 2000. Pursuant to a venture agreement, we have co-sponsored three funds with Citigroup Alternative Investments LLC: CT Mezzanine Partners I LLC, CT Mezzanine Partners II LP and CT Mezzanine Partners III, Inc., which we refer to as Fund I, Fund II and Fund III, respectively.

Balance Sheet Overview

At December 31, 2003, we had four investments in Federal Home Loan Mortgage Corporation Gold securities with a face value of $19,146,000. The securities bear interest at a fixed rate of 6.5% of the face value. We purchased the securities at a net premium and have $145,000 of the premium remaining to be amortized over the remaining lives of the securities. After premium amortization, the securities bore interest at a blended rate of 6.07% as of December 31, 2003. As of December 31, 2003, the securities were carried at a market value of $20,052,000, an $761,000 unrealized gain to their amortized cost.

We held eighteen investments in twelve separate issues of commercial mortgage-backed securities with an aggregate face value of $215,512,000 at December 31, 2003. $5,000,000 face value of the commercial mortgage-backed securities earn interest at a variable rate which averages the London Interbank Offered Rate, or LIBOR, plus 2.95% (4.11% at December 31, 2003). The remaining $210,512,000 face value of the commercial mortgage-backed securities earn interest at fixed rates averaging 7.70% of the face value. We purchased the fixed rate commercial mortgage-backed securities at discounts. As of December 31, 2003, the remaining discount to be amortized into income over the remaining lives of the securities was $22,567,000. After discount amortization, the fixed rate securities earn interest at a blended rate of 11.88% as of December 31, 2003. As of December 31, 2003, the securities were carried at market value of $158,136,000, reflecting a $34,809,000 unrealized loss to their amortized cost.

On January  31,  2003,  we  purchased  Citigroup  Alternative  Investments'  75%
interest in Fund I for a purchase price of approximately $38.4 million, including the assumption of liabilities, equal to the book value of the fund. In conjunction with the purchase, we began consolidating the balance sheet and operations of Fund I in our consolidated financial statements including four loans receivable totaling $50.0 million and $24.1 million of borrowings under a credit facility.

In addition to those acquired with the purchase of Citigroup Alternative Investments' interest in Fund I, we have originated or purchased nine new loans since December 31, 2002 totaling $99.6 million and have no future commitments under any existing loans. We have received full satisfaction of four loans totaling $68.8 million and partial repayments on eight loans totaling $18.4 million in the year ended December 31, 2003. At December 31, 2003, we had outstanding loans receivable totaling approximately $183.7 million.

At December 31, 2003, we had fourteen performing loans receivable with a current carrying value of $180,452,000. Two of the loans, totaling $61,046,000, bear interest at a fixed blended rate of interest of 11.94%. The twelve remaining loans, totaling $119,406,000, bear interest at a variable rate of interest averaging LIBOR plus 5.94% (7.34% at December 31, 2003 including LIBOR floors). One mortgage loan receivable with an original principal balance of $8,000,000 reached maturity on July 15, 2001 and has not been repaid with respect to principal and interest. In December 2002, the loan was written down to $4,000,000 through a charge to the allowance for possible credit losses. During the year ended December 31, 2003, we received proceeds of $731,000 reducing the carrying value of the loan to $3,269,000. In accordance with our policy for revenue recognition, income recognition has been suspended on this loan and for the year ended December 31, 2003, $912,000 of potential interest income has not been recorded. All other loans are performing in accordance with their terms.

At December 31, 2003, we had investments in funds of $21,988,000, including $6,571,000 of unamortized costs that were capitalized in connection with entering into the venture agreement and related fund business. These costs are being amortized over the lives of the funds and the related venture agreement and are reflected as a reduction in income/(loss) from equity investments in funds.

We utilize borrowings under a committed credit facility and a term redeemable securities contract, along with repurchase obligations, to finance our balance sheet assets.

At December 31, 2003, after assumption of the debt in conjunction with the purchase of Citigroup Alternative Investments' interest in Fund I, we were party to two credit facilities with a commercial lender that provided for a total of $150 million of credit. On June 27, 2003, we formally combined under one facility the outstanding borrowings under the two facilities and extended the maturity of the combined $150 million credit facility for two additional years to July 16, 2005 on substantially the same terms. At December 31, 2003, we had outstanding borrowings under the credit facility of $38,868,000, and had unused potential credit of $111,132,000, an amount of available credit that we believe provides us with adequate liquidity for our short-term needs. The credit facility provides for advances to fund lender-approved loans and investments made by us. Borrowings under the credit facility are secured by pledges of assets owned by us. Borrowings under the credit facility bear interest at specified rates over LIBOR, which rates may fluctuate, based upon the perceived risk of the pledged assets. The credit facility provides for margin calls on asset-specific borrowings in the event of asset quality and/or market value deterioration as determined under the credit facility. The credit facility contains customary representations and warranties, covenants and conditions and events of default. Based upon borrowings in place at December 31, 2003, the effective rate on the credit facility was LIBOR plus 1.50% (2.62% at December 31, 2003). As of December 31, 2003, we had capitalized costs of $1,190,000 that are being amortized over the remaining life of the facility (18.5 months at December 31, 2003). After amortizing these costs to interest expense, the all-in effective borrowing cost on the facility as of December 31, 2003 was 4.58% based upon the amount currently outstanding on the credit facility.

On December 31, 2003, we were party to a term redeemable securities contract which provides for $75 million of financing for portfolio assets. The term redeemable securities contract has a two-year term, maturing in February 2004, with an automatic one-year amortizing extension option, if not otherwise extended. We had borrowings against the term redeemable securities contract of $11,651,000 at December 31, 2003. We pay interest on the term redeemable securities contract at specified rates over LIBOR based upon each asset financed by the term redeemable securities contract. Based upon borrowings in place at December 31, 2003, the blended rate on the term redeemable securities contract is LIBOR plus 1.91% (3.06% at December 31, 2003). As of December 31, 2003, we had capitalized costs of $64,000 that are being amortized over the remaining life of the term redeemable securities contract (2 months at December 31, 2003). After amortizing these costs to interest expense, the all-in effective borrowing cost on the facility as of December 31, 2003 was 6.41% based upon the amount currently outstanding on the term redeemable securities contract.

In May 2003, we entered into a new master repurchase agreement with a securities dealer that provided for $50,000,000 of financing, which was increased to $100,000,000 in August 2003. As of December 31, 2003, we had utilized the master repurchase agreement to finance the purchase of five loans.

In the third quarter of 2003, we entered into another repurchase obligation in connection with the purchase of a loan and commercial mortgage-backed securities. The repurchase agreements are matched to the term of the underlying loan and commercial mortgage-backed securities that mature between August 2004 and January 2005 and bear interest at specified rates over LIBOR based upon each asset included in the obligation.

In the fourth quarter of 2003, we entered another repurchase obligation in connection with the purchase of a loan. This repurchase agreement comes due monthly and has a current maturity date in March 2004.

At December 31, 2003, we had total outstanding repurchase obligations of $146,894,000. Based upon advances in place at December 31, 2003, the blended rate on the repurchase obligations is LIBOR plus 0.99% (2.15% at December 31, 2003). We had capitalized costs of $312,000 as of December 31, 2003, which are being amortized over the remaining life of the repurchase obligations. After amortizing these costs to interest expense based upon the amount currently outstanding on the repurchase obligations, the all-in effective borrowing cost on the repurchase obligations as of December 31, 2003 was 2.66%. We expect to enter into new repurchase obligations at their maturity.

We were party to two cash flow interest rate swaps with a total notional value of $109 million as of December 31, 2003. These cash flow interest rate swaps effectively convert floating rate debt to fixed rate debt, which is utilized to finance assets that earn interest at fixed rates. We received a rate equal to LIBOR (1.12% at December 31, 2003) and pay an average rate of 4.24%. The market value of the swaps at December 31, 2003 was an asset of $168,000, which is recorded as interest rate hedge assets and as an offset to accumulated other comprehensive loss, net on our balance sheet.

We currently have $89,742,000 aggregate liquidation amount of variable step up convertible trust preferred securities outstanding that were issued by our consolidated statutory trust subsidiary, CT Convertible Trust I. The convertible trust preferred securities represent an undivided beneficial interest in the assets of the trust that consists solely of the $92,524,000 aggregate principal amount of our outstanding 8.25% step up convertible junior subordinated debentures. The terms of the securities mirror the interest, redemption and conversion terms of the convertible debentures held by the trust. The convertible trust preferred securities are convertible into shares of class A common stock, in increments of $1,000 in liquidation amount, at a conversion price of $21.00 per share and are redeemable by us, in whole or in part, on or after September 30, 2004.

Distributions on the outstanding convertible trust preferred securities are payable quarterly in arrears on each calendar quarter-end and correspond to the payments of interest made on the debentures, the sole assets of the trust. Distributions are payable only to the extent payments are made in respect to the debentures. The convertible trust preferred securities bear interest at 10% through September 30, 2004. The interest rate increases by 0.75% on October 1, 2004 and on each October 1 thereafter. If the quarterly dividend paid on a share of our class A common stock multiplied by four and divided by $21.00 is in excess of the interest rate in effect at that time, then the holders are entitled to be paid additional interest at that rate.

On September 30, 2002, we redeemed $60,258,000 aggregate liquidation amount of the convertible trust preferred securities that bore a coupon rate of 13.00% per annum through the date of redemption.

In 2000, we announced an open market share repurchase program under which we may purchase, from time to time, up to 666,667 shares of our class A common stock. Since that time the authorization has been increased by the board of directors to purchase cumulatively up to 2,366,923 shares of class A common stock.

In March 2003, we repurchased 66,427 shares of class A common stock under the open market share repurchase program from a former employee at a price of $14.25 per share. After the repurchase, we had purchased and retired, pursuant to the program, 1,700,584 shares of class A common stock at an average price of $13.13, including commissions and had 666,339 shares remaining authorized for repurchase under the program.

In 2001 and 2002, in connection with the organization of Fund I and Fund II, we issued to affiliates of Citigroup Alternative Investments warrants to purchase 2,842,822 shares of class A common stock. At December 31, 2002, all such warrants were exercisable at $15.00 per share exercise price until March 8, 2005. In January 2003, we purchased all of the warrants outstanding for $2.1 million.

On June 18, 2003, we issued 1,075,000 shares of class A common stock in a private placement to thirty-two separate investors, led by certain institutional clients advised by Lend Lease Rosen Real Estate Securities,

LLC. Net proceeds to us were $17.1 million after payment of offering costs and fees to Conifer Securities, LLC, our placement agent.

At December 31, 2003, we had 6,536,345 shares of our class A common stock outstanding.

Investment Management Overview

We operated principally as a balance sheet investor until the start of our investment management business in March 2000 when we entered into a venture with affiliates of Citigroup Alternative Investments to co-sponsor and invest capital in a series of commercial real estate mezzanine investment funds managed by us. Pursuant to the venture agreement, we have co-sponsored with Citigroup Alternative Investments Fund I, Fund II and Fund III. We have capitalized costs of $6,571,000, net, from the formation of the venture and the Funds that are being amortized over the remaining anticipated lives of the Funds and the related venture agreement.

Fund I commenced its investment operations in May 2000 with equity capital supplied solely by Citigroup Alternative Investments (75%) and us (25%). From May 11, 2000 to April 8, 2001, the investment period for the fund, Fund I completed $330 million of total investments in 12 transactions. On January 31, 2003, we purchased from an affiliate of Citigroup Alternative Investments its 75% interest in Fund I for $38.4 million, including the assumption of liabilities. As of January 31, 2003, we began consolidating the operations of Fund I in our consolidated financial statements.

Fund II had its initial closing on equity commitments on April 9, 2001 and its final closing on August 7, 2001, ultimately raising $845.2 million of total equity commitments, including $49.7 million (5.9%) and $198.9 million (23.5%) from us and Citigroup Alternative Investments, respectively. Third-party private equity investors, including public and corporate pension plans, endowment funds, financial institutions and high net worth individuals, made the balance of the equity commitments. During its two-year investment period, which expired on April 9, 2003, Fund II invested $1.2 billion in 40 separate transactions. Fund II utilizes leverage to increase its return on equity, with a target debt-to-equity ratio of 2:1. Total capital calls during the investment period were $329.0 million. On January 1, 2003, the general partner of Fund II, which is owned by affiliates of us and Citigroup Alternative Investments, voluntarily reduced the management fees for the remainder of the investment period by 50% due to a lower than expected level of deployment of Fund II's capital. CT Investment Management Co. LLC, our wholly-owned taxable REIT subsidiary, acts as the investment manager to Fund II and receives 100% of the base management fees paid by the fund. As of April 9, 2003, the end of the Fund II investment period, CT Investment Management Co. began earning annual base management fees of 1.287% of invested capital. Based upon Fund II's invested capital at December 31, 2003, the date upon which the calculation for the next quarter is based, CT Investment Management Co. will earn base management fees of $574,000 for the quarter ending March 31, 2004.

Citigroup Alternative Investments and us, through our collective ownership of the general partner, are also entitled to receive incentive management fees from Fund II if the return on invested equity is in excess of 10% after all invested capital has been returned. The Fund II incentive management fees are split equally between Citigroup Alternative Investments and us. We intend to pay 25% of our share of the Fund II incentive management fees as long-term incentive compensation to our employees. No such incentive fees have been earned at December 31, 2003 and as such, no amount has been accrued as income for such potential fees in our financial statements. The amount of incentive fees to be received in the future will depend upon a number of factors, including the level of interest rates and the fund's ability to generate returns in excess of 10%, which is in turn impacted by the duration and ultimate performance of the fund's assets. Potential incentive fees received as Fund II winds down could result in significant additional income from operations in certain periods during which such payments can be recorded as income. If Fund II's assets were sold and liabilities were settled on January 1, 2004 at the recorded book value, net of the allowance for possible credit losses, and the fund equity and income were distributed, we would record approximately $5.3 million of incentive income.

Since December 31, 2002, we have made equity contributions to Fund II of $5.5 million and equity contributions to Fund II's general partner of $757,000. We do not anticipate making any additional equity contributions to Fund II or its general partner. Our net investment in Fund II and its general partner at December 31, 2003 was $12.7 million. As of December 31, 2003, Fund II had 24 outstanding loans and investments totaling $517.6 million, all of which were performing in accordance with the terms of their agreements.

On June 2, 2003, Fund III effected its initial closing on equity commitments and on August 8, 2003, its final closing, raising a total of $425.0 million in equity commitments. Our equity commitment was $20.0 million (4.7%) and Citigroup Alternative Investments equity commitment was $80.0 million (18.8%), with the balance made by third-party private equity investors. From the initial closing through December 31, 2003, we have made equity investments in Fund III of $2,800,000 and have capitalized costs totaling $914,000, which are being amortized over the remaining anticipated life of Fund III. As of December 31, 2003, Fund III had closed eight investments, totaling $212.6 million, of which $182.3 million remains outstanding at December 31, 2003.

CT Investment Management Co. receives 100% of the base management fees from Fund III calculated at a rate equal to 1.42% per annum of committed capital during Fund III's two-year investment period, which expires June 2, 2005, and 1.42% of invested capital thereafter. Based upon Fund III's $425.0 million of total equity commitments, CT Investment Management Co. will earn annual base management fees of $6.0 million during the investment period. We and Citigroup Alternative Investments are also entitled to receive incentive management fees from Fund III if the return on invested equity is in excess of 10% after all invested capital has been returned. We will receive 62.5% and Citigroup Alternative Investments will receive 37.5% of the total incentive management fees. We expect to distribute a portion of our share of the Fund III incentive management fees as long-term incentive compensation to our employees.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

We reported net income of $13,525,000 for the year ended December 31, 2003, an increase of $23,263,000 from the net loss of $9,738,000 for the year ended
December 31, 2002. This increase was primarily the result of certain transactions in 2002 which reduced net income, including the settlement of three cash flow hedges resulting in a $6.7 million charge to earnings, the write-down of deferred tax assets as a result of our decision to elect REIT status for 2003, the write-down of a loan in Fund I which caused a loss from equity investments in funds and the inability to utilize capital losses generated in 2002 to reduce current taxes. Also contributing to the increase in net income was the reduction in income taxes in 2003 in connection with our decision to elect REIT status. These increases were partially offset by a recapture of the allowance for possible credit losses in 2002.

Interest and related income from loans and other investments amounted to $38,246,000 for the year ended December 31, 2003, a decrease of $8,833,000 from the $47,079,000 amount for the year ended December 31, 2002. Average interest-earning assets decreased from approximately $473.7 million for the year ended December 31, 2002 to approximately $356.8 million for the year ended December 31, 2003. The average interest rate earned on such assets increased from 9.9% in 2002 to 10.7% in 2003. During the year ended December 31, 2003 and December 31, 2002, the Company recognized $2.8 million and $4.8 million, respectively, in additional income on the early repayment of loans and investments. Without this additional interest income, the earning rate for the 2003 period would have been 9.9% versus 9.6% for the 2002 period. LIBOR rates averaged 1.2% for the year ended December 31, 2003 and 1.8% for the year ended December 31, 2002, a decrease of 0.6%. The portion of our average assets that earn interest at fixed-rates did not decrease proportionately to the decrease in assets that earn interest at variable rates in 2003, which served to offset the decrease in earnings from the decrease in the average LIBOR rate.

We utilize our existing credit facility, the term redeemable securities contract, and repurchase obligations to finance our interest-earning assets.

Interest and related expenses amounted to $9,845,000 for the year ended December 31, 2003, a decrease of $8,124,000 from the $17,969,000 amount for the year ended December 31, 2002. The decrease in expense was due to a decrease in the amount of average interest-bearing liabilities outstanding from approximately $260.0 million for the year ended December 31, 2002 to approximately $193.8 million for the year ended December 31, 2003, and a decrease in the average rate on interest-bearing liabilities from 6.9% to 5.1% for the same periods. The decrease in the average rate is substantially due to the decrease in swap levels and rates and the increased use of repurchase agreements as a percentage of total debt in the 2003 period at lower spreads to LIBOR than the credit facilities utilized in the 2002 period.

We also utilize the capital provided by the outstanding convertible trust preferred securities to finance our interest-earning assets. During the year ended December 31, 2003 and 2002, we recognized $9,452,000 and $8,455,000, respectively, of net expenses related to its outstanding convertible trust preferred securities. This amount consisted of distributions to the holders totaling $8,974,000 and $14,439,000, respectively, and amortization of discount and origination costs totaling $478,000 and $1,305,000, respectively, during the year ended December 31, 2003 and 2002. In the 2002 period, this total was partially offset by a tax benefit of $7,289,000. Due to our decision to elect to be taxed as a REIT, there is no tax benefit for the expense in the 2003 period. The decrease in the distribution amount and amortization of discount and origination costs resulted from the elimination of the distributions and discount and fees on the $60.3 million non-convertible amount of the convertible trust preferred securities, which was redeemed on September 30, 2002.

Other revenues decreased $325,000 from $9,924,000 for the year ended December 31, 2002 to $9,599,000 for the year ended December 31, 2003. In 2002, Fund I increased its allowance for possible credit losses by establishing a specific reserve for the single non-performing loan it was carrying. The loss from equity investments in Funds during the year ended December 31, 2002 was primarily due to this additional expense. On January 31, 2003, we purchased from affiliates of Citigroup Alternative Investments their 75% interest in Fund I and began consolidating the operations of Fund I in our consolidated financial statements, which further reduced earnings from equity investments in Funds. On January 1, 2003, the general partner of Fund II (owned by affiliates of us and Citigroup Alternative Investments) voluntarily reduced by 50% the management fees charged to Fund II for the remainder of the investment period due to a lower than expected level of deployment of the Fund's capital. This, along with the reduction in income when we began charging management fees on invested capital for Fund II, partially offset by the management fees charged to Fund III, reduced our management and advisory fees from Funds by $2.1 million for the period. Also in 2002, we earned a $2.0 million fee from our final advisory assignment.

General and administrative expenses decreased $676,000 to $13,320,000 for the year ended December 31, 2003 from $13,996,000 for the year ended December 31, 2002. The decrease in general and administrative expenses was primarily due to reduced employee compensation. We employed an average of 25 employees during the year ended December 31, 2003 and 27 during the year ended December 31, 2002. We had 25 full-time employees at December 31, 2003.

During the year ended December 31, 2002, we recaptured $4,713,000 of our previously established allowance for possible credit losses. We deemed this recapture necessary due to the substantial reduction in the loan portfolio and a general reduction in the default risk of the loans remaining based upon current conditions. At December 31, 2003, we believe that the reserve of $6,672,000 is adequate based on the existing loans in our balance sheet portfolio.

We intend to make an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal income tax. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates. We may also be subject to certain state and local taxes on our income and property. Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income. At December 31, 2003, we were in compliance with all REIT requirements and as such, have only provided for income tax expense on taxable income attributed to our taxable REIT subsidiaries in 2003.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

We reported a net loss allocable to shares of class A common stock of $9,738,000 for the year ended December 31, 2002, a decrease of $18,502,000 from our net income allocable to shares of class A common stock of $8,764,000 for the year ended December 31, 2001. This decrease was primarily the result of the inability to utilize capital losses generated in 2002 to reduce current taxes, the write-down of deferred tax assets as a result of our decision to elect REIT status for 2003, the settlement of three cash flow hedges resulting in a $6.7 million charge to earnings, the write-down of a loan in Fund I which caused a loss from equity investments in funds and decreased net interest income from loans and other investments. These decreases were partially offset by increased advisory and investment management fees, a recapture of the allowance for possible credit losses and the elimination of the preferred stock dividend.

Interest and related income from loans and other investments amounted to $47,079,000 for the year ended December 31, 2002, a decrease of $20,254,000 from the $67,333,000 amount for the year ended December 31, 2001. Average interest earning assets decreased from approximately $570.6 million for the year ended December 31, 2001 to approximately $473.7 million for the year ended December 31, 2002. The average interest rate earned on such assets decreased from 11.8% in 2001 to 9.9% in 2002. During the year ended December 31, 2002, we recognized $1.6 million in additional income on the early repayment of loans, while during the year ended December 31, 2001, we recognized $4.8 million in additional income on the early repayment of loans. Without this additional interest income, the earning rate for the year ended December 31, 2002 would have been 9.6% versus 11.0% for the year ended December 31, 2001. LIBOR rates averaged 1.8% for the year ended December 31, 2002 and 3.9% for the year ended December 31, 2001, a decrease of 2.1%. Since substantial portions of our assets earned interest at fixed-rates, the decrease in the average earning rate did not correspond to the full decrease in the average LIBOR rate.

Interest and related expenses amounted to $17,969,000 for the year ended December 31, 2002, a decrease of $8,269,000 from the $26,238,000 amount for the year ended December 31, 2001. The decrease in expense was due to a decrease in the amount of average interest bearing liabilities outstanding from approximately $321.8 million for the year ended December 31, 2001 to approximately $260.0 million for the year ended December 31, 2002 and a decrease in the average rate paid on interest bearing liabilities from 8.2% to 6.9% for the same periods. The decrease in the average rate was substantially due to the increased use of repurchase obligations for debt financing in the year ended December 31, 2002 at lower spreads to LIBOR than those obtainable under the credit facilities utilized in the year ended December 31, 2001 and the decrease in the average LIBOR rate. Due to the decrease in total debt, the percentage of debt that was swapped to fixed rates in the year ended December 31, 2002 increased, partially offsetting the previously discussed decreases in floating rates.

During the years ended December 31, 2002 and 2001, we recognized $8,455,000 and $8,479,000, respectively, of net expenses related to our outstanding convertible trust preferred securities. This amount consisted of distributions to the holders totaling $14,439,000 and $15,237,000, respectively, and amortization of discount and origination costs totaling $1,305,000 and $799,000, respectively, during the years ended December 31, 2002 and 2001. This was partially offset by a tax benefit of $7,289,000 and $7,557,000 during the years ended December 31, 2002 and 2001, respectively. On April 1, 2002, in accordance with the terms of the securities, the blended rate on such securities increased from 10.16% to 11.21%. On October 1, 2002, after redemption of the non-convertible amount of the convertible trust preferred securities, the rate on such securities was 10.00%. The increase in the amortization of discount and origination costs resulted from the recognition of the unamortized discount and fees on the non-convertible amount expensed upon redemption of the non-convertible amount on September 30, 2002.

During the year ended December 31, 2002, other revenues decreased $1,403,000 to $9,924,000 from $11,327,000 in the year ended December 31, 2001. During the second quarter of 2001, Fund II commenced operations, which accounted for approximately $2.6 million of additional management and advisory fees in the year ended December 31, 2002. We also recognized $2.0 million from our final advisory assignment. These increases were offset by the write-down of a $26 million investment in Fund I, which decreased our income from equity investments in funds by approximately $6 million.

General and administrative expenses decreased $1,386,000 to $13,996,000 for the year ended December 31, 2002 from $15,382,000 for year ended December 31, 2001. The decrease in general and administrative expenses was primarily due to reduced executive compensation. We employed an average of 27 employees during both the year ended December 31, 2002 and the year ended December 31, 2001. We had 26 full-time employees and one part-time employee at December 31, 2002.

During the year ended December 31, 2002, we recaptured $4,713,000 of our previously established allowance for possible credit losses. We deemed this recapture necessary due to the substantial reduction in the loan portfolio and a general reduction in the default risk of the loans remaining based upon current conditions.

For the year ended December 31, 2002 and 2001, we accrued income tax expense of $22,438,000 and $16,882,000, respectively, for federal, state and local income taxes. The increase from 48.6% to 106.1% in the effective tax rate was primarily due to capital losses being generated in 2002 that were not deductible for tax purposes in that year and the reduction in deferred tax assets due to the uncertainty of use in the future. In December 2002, when we decided to elect REIT status for 2003, we wrote down our deferred tax asset to $1.6 million, due to our inability to utilize the recorded tax benefits in the future. The remaining $1.6 million deferred tax asset relates to future reversals of taxable income in subsidiaries which will be taxable REIT subsidiaries.

The preferred stock dividend and dividend requirement arose from previously issued and outstanding shares of class A preferred stock. Dividends accrued on these shares at a rate of 9.5% per annum on a per share price of $8.07. In 1999, 1,982,275 shares of class A preferred stock were converted into an equal number of shares of class A common stock thereby reducing the number of outstanding shares of class A preferred stock to 2,106,944 and the dividend requirement to $1,615,000 per annum. In 2001, the remaining shares of class A preferred stock were repurchased thereby eliminating the dividend requirement.

Liquidity and Capital Resources

At December 31, 2003, we had $8,738,000 in cash. Our primary sources of liquidity for 2004 are expected to be cash on hand, cash generated from operations, principal and interest payments received on loans and investments, additional borrowings under our credit facility and repurchase obligations and proceeds from the sale of securities. We believe these sources of capital are adequate to meet future cash requirements during 2004. We expect that during 2004, we will use a significant amount of our available capital resources to satisfy capital contributions required pursuant to our equity commitments to Fund III and to originate new loans and investments for our balance sheet. We intend to continue to employ leverage on our balance sheet assets to enhance our return on equity.

We experienced a net decrease in cash of $1,448,000 for the year ended December 31, 2003, compared to a net decrease of $1,465,000 for the year ended December 31, 2002. Cash provided by operating activities during the year ended December 31, 2003 was $13,532,000, compared to $23,988,000 used during the same period of 2002 as we generated a net loss of $9.7 million and used $23.6 million of cash to settle a fair value hedge in 2002. For the year ended December 31, 2003, cash provided by investing activities was $5,716,000, compared to $301,336,000 during the same period in 2002 as we experienced lower levels of loan and investment repayments in the year ended December 31, 2003 than in the year ended December 31, 2002 and we began making new loans and investments for our balance sheet in the year ended December 31, 2003. We utilized the cash received on loan repayments in both periods to reduce borrowings under our credit facilities and our term redeemable securities contract that along with the proceeds from the private placement of 1,075,000 shares of class A common stock in June 2003 accounted for substantially all of the change in the net cash used in financing activities from $278,813,000 in the year ended December 31, 2002 to $20,696,000 in the year ended December 31, 2003.

During the investment periods for Fund I and Fund II, we generally did not originate or acquire loans or commercial mortgage-backed securities directly for our own balance sheet portfolio. Now that the Fund II investment period has ended, we are originating loans and investments for our own account as permitted by the provisions of Fund III. We expect to use our available working capital to make contributions to Fund III or any other funds sponsored by us as and when required by the equity commitments made by us to such funds.

At December 31, 2003, we had outstanding borrowings under our credit facility of $38,868,000, outstanding borrowings on the term redeemable securities contract of $11,651,000 and outstanding repurchase obligations totaling $146,894,000. The terms of these agreements are described above under the caption "Balance Sheet Overview". At December 31, 2003, we had pledged assets that enable us to borrow an additional $43.1 million and had $326.0 million of credit available for the financing of new and existing unpledged assets pursuant to these sources of financing.

The following table sets forth information about our contractual obligations as of December 31, 2003:


                                                              Payments due by period
                                            -------------------------------------------------------
                                                       Less than                          More than
    Contractual Obligations                   Total      1 year    1-3 years   3-5 years   5 years
                                            ---------  ---------   ---------   ---------  --------
                                                                 (in thousands)
Long-Term Debt Obligations
   Credit Facility                          $ 38,868   $     --    $ 38,868    $     --   $    --
   Repurchase Obligations                    146,894    142,644       4,250          --        --
   Term redeemable securities contract        11,651     11,651          --          --        --
   Convertible trust preferred                89,742         --          --          --    89,742
      securities
Operating Lease Obligations                    4,338        971       1,924       1,443        --
Commitment to Fund III (1)                    17,200     17,200          --          --        --
                                            ---------  ---------   ---------   ---------  --------
Total                                       $308,693   $172,466    $ 45,042    $  1,443   $ 89,742
                                            =========  =========   =========   =========  ========
---------------------

(1) Fund III's investment period continues until June 2005 at which time our equity commitment to the fund expires. While we do not believe that all of the equity commitment will be called by December 31, 2004, we have presented it as such as it could be called by then.


Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Impact of Inflation

Our operating results depend in part on the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities. Changes in the general level of interest rates prevailing in the economy in response to changes in the rate of inflation or otherwise can affect our income by affecting the spread between our interest-earning assets and interest-bearing liabilities, as well as, among other things, the value of our interest-earning assets and our ability to realize gains from the sale of assets and the average life of our interest-earning assets. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We employ the use of correlated hedging strategies to limit the effects of changes in interest rates on our operations, including engaging in interest rate swaps and interest rate caps to minimize our exposure to changes in interest rates. There can be no assurance that we will be able to adequately protect against the foregoing risks or that we will ultimately realize an economic benefit from any hedging contract into which we enter.

Critical Accounting Policies

Changes in management judgment, estimates and assumptions could have a material effect on our consolidated financial statements. Management has the obligation to ensure that its policies and methodologies are in accordance with generally accepted accounting principles. During 2003, management reviewed and evaluated its critical accounting policies and believes them to be appropriate. Our accounting policies are described in Note 4 to our consolidated financial statements. The following is a summary of our accounting policies that we believe are the most affected by management judgments, estimates and assumptions:

Securities Available-for-sale

We have designated our investments in commercial mortgage-backed securities and certain other securities as available-for-sale. Available-for-sale securities are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income/(loss) in shareholders' equity. Many of these investments are relatively illiquid and their values must be estimated by management. In making these estimates, management utilizes market prices provided by dealers who make markets in these securities, but may, under certain circumstances, adjust these valuations based on management's judgment. Changes in the valuations do not affect our reported income or cash flows, but impact shareholders' equity and, accordingly, book value per share.

Management must also assess whether unrealized losses on securities reflect a decline in value that is other than temporary, and, accordingly, write the impaired security down to its fair value, through a charge to earnings. We have assessed our securities to first determine whether there is an indication of possible other than temporary impairment and then where an indication exists to determine if other than temporary impairment did in fact exist. We expect a full recovery from our securities and did not recognize any other than temporary impairment. Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectibility of the principal and interest, net of related expenses, on the underlying loans.

Income on these securities available-for-sale is recognized based upon a number of assumptions that are subject to uncertainties and contingencies. Examples of these include, among other things, the rate and timing of expected principal payments, including prepayments, repurchases, defaults and liquidations, the pass-through or coupon rate and interest rate fluctuations. Additional factors that may affect our reported interest income on our mortgage-backed securities include interest payment shortfalls due to delinquencies on the underlying mortgage loans and the timing and magnitude of credit losses on the mortgage loans underlying the securities that are a result of the general condition of the real estate market, including competition for tenants and their related credit quality, and changes in market rental rates. These uncertainties and contingencies are difficult to predict and are subject to future events which may alter the assumptions.

We adopted Emerging Issues Task Force 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized
Financial Assets" on January 1, 2001. In accordance with this guidance, on a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, we calculate a revised yield based on the current amortized cost of the investment, including any other than temporary impairments recognized to date, and the revised cash flows. The revised yield is then applied prospectively to recognize interest income.

Prior to January 1, 2001, we recognized income from these beneficial interests using the effective interest method, based on an anticipated yield over the projected life of the security. Changes in the anticipated yields were calculated due to revisions in our estimates of future and actual credit losses and prepayments. Changes in anticipated yields resulting from credit loss and prepayment revisions were recognized through a cumulative catch-up adjustment at the date of the change which reflected the change in income from the security from the date of purchase through the date of change in the anticipated yield. The new yield was then used prospectively to account for interest income.
Changes  in  yields  from   reduced   estimates   of  losses   were   recognized
prospectively.

Loans Receivable

We purchase and originate commercial mortgage and mezzanine loans to be held as long-term investments. Management must periodically evaluate each of these loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is determined to be permanently impaired, we would write down the loan through a charge to the reserve for possible credit losses. Given the nature of our loan portfolio and the underlying commercial real estate collateral, significant judgment of management is required in determining permanent impairment and the resulting charge to the reserve which includes but is not limited to making assumptions regarding the value of the real estate which secures the mortgage loan.

Impairment of Securities

In accordance with Statement of Financial Accounting Standards No. 115, when the estimated fair value of a security classified as available-for-sale has been below amortized cost for a significant period of time and we conclude that we no longer have the ability or intent to hold the security for the period of time over which we expect the values to recover to amortized cost, the investment is written down to its fair value. The resulting charge is included in income, and a new cost basis established. Additionally, under Emerging Issues Task Force 99-20, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience and the present value of the revised cash flows using the current expected yield is less than the present value of the previously estimated remaining cash flows, adjusted for cash receipts during the intervening period, an other than temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value with the resulting change being included in income and a new cost basis established. In both instances, the original discount or premium is written off when the new cost basis is established.

After taking into account the effect of the impairment charge, income is recognized under Emerging Issues Task Force 99-20 or Statement of Financial Accounting Standards No. 91, as applicable, using the market yield for the security used in establishing the write-down.

Revenue Recognition

The most significant sources of our revenue come from our lending operations. For our lending operations, we reflect income using the effective yield method, which recognizes periodic income over the expected term of the investment on a constant yield basis. Management believes our revenue recognition policies are appropriate to reflect the substance of the underlying transactions.

Provision For Loan Losses

Our accounting policies require that an allowance for estimated credit losses be reflected in our financial statements based upon an evaluation of known and inherent risks in our mortgage and mezzanine loans. While we have experienced minimal actual losses on our lending investments, management considers it prudent to reflect provisions for loan losses on a portfolio basis based upon our assessment of general market conditions, our internal risk management policies and credit risk rating system, industry loss experience, our assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying our investments. Actual losses, if any, could ultimately differ from these estimates.

Risk Management And Financial Instruments

We utilize derivative financial instruments as a means to help to manage our interest rate risk exposure on a portion of our variable-rate debt obligations, through the use of cash flow hedges. The instruments utilized are generally either pay-fixed swaps or LIBOR-based interest rate caps, which are widely used in the industry and typically entered into with major financial institutions. Our accounting policies generally reflect these instruments at their fair value with unrealized changes in fair value reflected in "Accumulated other comprehensive income" on our consolidated balance sheets. Realized effects on cash flows are generally recognized currently in income.

Income Taxes

Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income. Management believes that we have and intend to continue to operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, do not expect to pay substantial corporate-level taxes (other than taxes payable by our taxable REIT subsidiaries). Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to Federal income tax.

New Accounting Standards

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement is applicable for transfers of assets and extinguishments of liabilities occurring after June 30, 2001. We adopted the provisions of this statement as required for all transactions entered into on or after January 1, 2001. Our adoption of Statement of Financial Accounting Standards No. 140 did not have a significant impact on us.

On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 137 and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement of Financial Accounting Standards No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically Statement of Financial Accounting Standards No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of January 1, 2001, the adoption of the new standard resulted in an adjustment of $574,000 to accumulated other comprehensive loss.

In the case of the fair value hedge, we hedged the component of interest rate risk that can be directly controlled by the hedging instrument, and it is this portion of the hedge assets that was being recognized in earnings. Mark to market on non-hedged available for sale securities and non-hedged aspect of CMBS are reported in accumulated in other comprehensive income. Financial reporting for hedges characterized as fair value hedges and cash flow hedges are different. For those hedges characterized as a fair value hedge, the changes in fair value of the hedge and the hedged item are reflected in earnings each quarter. In the case of the fair value hedge, we hedged the component of interest rate risk that can be directly controlled by the hedging instrument, and it was this portion of the hedged assets that is recognized in earnings. The non-hedged balance is classified as an available-for-sale security consistent with Statement of Financial Accounting Standards No. 115, and was reported in accumulated other comprehensive income. For those hedges characterized as cash flow hedges, the unrealized gains/losses in the fair value of these hedges were reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or to earnings, depending on the type of hedging relationship. We discontinued our fair value hedge transaction in 2002. In accordance with Statement of Financial Accounting Standards No. 133, on December 31, 2003, the derivative financial instruments were reported at their fair value as interest rate hedge assets of $168,000.

We are exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap and cap agreements, although we do not anticipate such non-performance. The counterparties would bear the interest rate risk of such transactions as market interest rates increase.

In July 2001, the SEC released Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance and Documentation Issues." Staff Accounting Bulletin 102
summarizes certain of the SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses. Our adoption of Staff Accounting Bulletin 102 did not have a significant impact on us.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Statement of Financial Accounting Standards No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. Statement of Financial Accounting Standards No. 141 also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in business combinations and requires intangible assets to be recognized apart from goodwill if certain tests are met. Statement of Financial Accounting Standards No. 142 requires that goodwill not be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. We adopted the provisions of both statements, as required, on January 1, 2002 which did not have a significant impact on us.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement of Financial Accounting Standards No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. Statement of Financial Accounting Standards No. 144 requires that current operations prior to the disposition of corporate tenant lease assets and prior period results of such operations be presented in discontinued operations in our consolidated statements of operations. The provisions of Statement of Financial Accounting Standards No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year. We adopted the provisions of this statement on January 1, 2002, as required, which did not have a significant financial impact on us.

In November 2002, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and
Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," Statement of Financial Accounting Standards No. 57, "Related Party Disclosures," Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" and a rescission of Financial Accounting Standards Board Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others, an Interpretation of Statement of Financial Accounting Standards No. 5." It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless of whether the guarantor receives separately identifiable consideration, such as a premium. The new disclosure requirements are effective December 31, 2002. Our adoption of Interpretation No. 45 did not have a material impact on our consolidated financial statements, nor is it expected to have a material impact in the future.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin 51. Interpretation No. 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, and how to determine when and which business enterprise should consolidate a variable interest entity. In addition, Interpretation No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make additional disclosures. The transitional disclosure requirements took effect almost immediately and are required for all financial statements initially issued after January 31, 2003. In December 2003, the Financial Accounting Standards Board issued a revision of Interpretation No. 46, Interpretation No. 46R, to clarify the provisions of Interpretation No. 46. The application of Interpretation No. 46R is effective for public companies, other than small business issuers, after March 15, 2004. We have evaluated all of our investments and other interests in entities that may be deemed variable interest entities under the provisions of Interpretation No. 46. We have concluded that no additional entities need to be consolidated. Commencing with financial statements for periods ending after March 15, 2004, we will deconsolidate CT Convertible Trust I. The deconsolidation should not result in a significant impact to us.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into and modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle of financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The implementation of the statement did not have a material impact on the Company.

----------------------------------------------------------------

Item 7A.    Quantitative and Qualitative Disclosures about Market
            Risk

----------------------------------------------------------------

The principal objective of our asset/liability management activities is to maximize net interest income, while minimizing levels of interest rate risk. Net interest income and interest expense are subject to the risk of interest rate fluctuations. To mitigate the impact of fluctuations in interest rates, we use interest rate swaps to effectively convert fixed rate assets to variable rate assets for proper matching with variable rate liabilities and variable rate liabilities to fixed rate liabilities for proper matching with fixed rate assets. Each derivative used as a hedge is matched with an asset or liability with which it has a high correlation. The swap agreements are generally held-to-maturity and we do not use derivative financial instruments for trading purposes. We use interest rate swaps to effectively convert variable rate debt to fixed rate debt for the financed portion of fixed rate assets. The differential to be paid or received on these agreements is recognized as an adjustment to the interest expense related to debt and is recognized on the accrual basis.

The following table provides information about our financial instruments that are sensitive to changes in interest rates at December 31, 2003. For financial assets and debt obligations, the table presents cash flows to the expected maturity and weighted average interest rates based upon the current carrying values. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on rates in effect as of the reporting date.


                                                                         Expected Maturity Dates
                               -----------------------------------------------------------------------------------------------------
                                  2004         2005       2006         2007         2008       Thereafter     Total       Fair Value
                                  ----         ----       ----         ----         ----       ----------     -----       ----------
                                                                          (dollars in thousands)
Assets:
Available-for-sale
 securities
   Fixed Rate                  $  6,969     $  4,637    $  2,876      $  1,782    $  1,104    $  1,778       $19,146       $20,052
     Average interest rate        6.07%        6.07%       6.07%         6.07%       6.07%       6.07%         6.07%

CMBS
 Fixed Rate                       --           --       $  7,811      $    135    $  1,420    $201,146      $210,512      $153,136
     Average interest rate        --           --          9.97%         9.80%       9.78%      11.99%        11.91%
 Variable Rate                 $  5,000        --          --            --          --          --          $ 5,000      $  5,000
     Average interest rate        4.11%        --          --            --          --          --            4.11%

Loans receivable
 Fixed Rate                    $ 12,042        --          --            --          --       $ 49,004      $ 61,046      $ 69,235
     Average interest rate       11.78%        --          --            --          --         11.98%        11.94%
 Variable Rate                 $  6,193     $ 22,694    $    915      $ 14,452    $ 60,159    $ 18,300      $122,713      $122,160
     Average interest rate        3.37%        6.54%       6.64%         8.94%       6.92%       8.54%         7.15%

Interest rate swaps
     Notional amounts             --           --          --            --          --       $109,000      $109,000      $    168
     Average fixed pay rate       --           --          --            --          --          4.24%         4.24%
     Average variable
      receive rate                --           --          --            --          --          1.17%         1.17%

Liabilities:
Credit Facility
 Variable Rate                    --        $ 38,868       --            --          --          --         $ 38,868      $ 38,868
    Average interest rate         --           4.58%       --            --          --          --            4.58%

Term redeemable
 securities contract
  Variable Rate                $ 11,651        --          --            --          --          --         $ 11,651      $ 11,651
    Average interest rate         6.41%        --          --            --          --          --            6.41%

Repurchase obligations
  Variable Rate                $ 54,279     $ 92,615       --            --          --          --         $146,894      $146,894
    Average interest rate         3.30%        2.28%       --            --          --          --            2.65%

Convertible trust
 preferred securities
  Fixed Rate                      --           --          --          $89,742       --          --          $89,742      $ 94,874
    Average interest rate         --           --          --           10.00%       --          --           10.00%


----------------------------------------------------------------

Item 8.        Financial Statements and Supplementary Data

----------------------------------------------------------------

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-42. See accompanying Index to the Consolidated Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 23 to the consolidated financial statements.


----------------------------------------------------------------

Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure

----------------------------------------------------------------

               None


----------------------------------------------------------------

Item 9A.       Controls and Procedures

----------------------------------------------------------------

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no significant changes in our "internal control over financial reporting" (as defined in rule 13a-15(f)) that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                          PART III
----------------------------------------------------------------

Item 10.    Directors and Executive Officers of the Registrant

----------------------------------------------------------------

     The information required by Items 401 and 405 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 29, 2004 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

----------------------------------------------------------------

Item 11.    Executive Compensation

----------------------------------------------------------------

     The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 29, 2004 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

----------------------------------------------------------------

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management

----------------------------------------------------------------

     The information required by Items 201(a) and 403 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 29, 2004 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

----------------------------------------------------------------

Item 13.    Certain Relationships and Related Transactions

----------------------------------------------------------------

     The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 29, 2004 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

----------------------------------------------------------------

Item 14.    Principal Accounting Fees and Services

----------------------------------------------------------------

     The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 29, 2004 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

                                     PART IV
----------------------------------------------------------------

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

----------------------------------------------------------------


----------------------------------------------------------------

(a) (1)     Financial Statements
            --------------------

            See the accompanying Index to Financial Statement Schedule on page F-1.

(a) (2)     Consolidated Financial Statement Schedules
            ------------------------------------------

            None.

     All schedules have been omitted because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

(a) (3)     Exhibits
            --------

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

   3.1 Charter of the Capital Trust, Inc. (filed as Exhibit 3.1.a to Capital Trust, Inc.'s Current Report on Form 8-K (File No. 1-14788) filed on April 2, 2003 and incorporated herein by reference).

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

   +10.7 Consulting Services Agreement, dated as of January 1, 2003, by and between CT Investment Management Co., LLC and Craig M. Hatkoff. (filed as Exhibit 10.1 to Capital Trust, Inc.'s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 6, 2003 and incorporated herein by reference).

    10.8 Agreement of Lease dated as of May 3, 2000, between 410 Park Avenue Associates, L.P., owner, and Capital Trust, Inc., tenant (filed as
            Exhibit 10.11 to Capital Trust, Inc.'s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference).

    10.9 Amended and Restated Master Loan and Security Agreement, dated as of June 27, 2003, between Capital Trust, Inc., CT Mezzanine Partners I LLC and Morgan Stanley Mortgage Capital Inc. (filed as Exhibit 10.4 to Capital Trust, Inc.'s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 6, 2003 and incorporated herein by reference).

   10.10.a Master Repurchase Agreement, dated as of May 28, 2003, between Goldman Sachs Mortgage Company and Capital Trust, Inc. (filed as
            Exhibit 10.2 to Capital Trust, Inc.'s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 6, 2003 and incorporated herein by reference).

   10.10.b First Amendment to the Master Repurchase Agreement, dated as of August 26, 2003, between Goldman Sachs Mortgage Company and Capital Trust, Inc. (filed as Exhibit 10.3 to Capital Trust, Inc.'s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 6, 2003 and incorporated herein by reference).

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

   10.23 Warrant Purchase Agreement, dated as of January 29, 2003, by and between Travelers Insurance Company, Citigroup Alternative Investments GP, LLC Citigroup Alternative Investments General Real Estate Mezzanine Investments II, LLC and Capital Trust, Inc. (filed as Exhibit 10.23 to Capital Trust, Inc.'s Annual Report on Form 10-K (File No. 1-14788) filed on March 28, 2003 and incorporated herein by reference).

   10.24 Registration Rights Agreement, dated as of February 7, 2003, by and between Capital Trust, Inc. and Stichting Pensioenfonds ABP (filed as Exhibit 10.24 to Capital Trust, Inc.'s Annual Report on Form 10-K (File No. 1-14788) filed on March 28, 2003 and incorporated herein by reference).

   11.1     Statements  regarding   Computation  of  Earnings  per  Share  (Data
            required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 13 to the consolidated financial statements contained in this report).

 Exhibit
Number                                    Description
--------                                  -----------

   o14.1    Capital Trust, Inc. Code of Business Conduct and Ethics.

   o21.1    Subsidiaries of Capital Trust, Inc.

   o23.1    Consent of Ernst & Young LLP

   o31.1 Certification of John R. Klopp, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   o31.2 Certification of Brian H. Oswald, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   o32.1 Certification of John R. Klopp, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   o32.2 Certification of Brian H. Oswald, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   o99.1    Risk Factors

-------------

     +  Represents   a   management   contract  or   compensatory   plan  or
        arrangement.

     o  Filed herewith.


(a) (4)       Report on Form 8-K
-------       ------------------

    During the fiscal quarter ended December 31, 2003, the Registrant filed the following Current Report on Form 8-K:

   (1) Current Report on Form 8-K, dated November 13, 2003, as filed with the Commission on November 13, 2003, reporting under Item 12
            "Results of Operations and Financial Condition" the Company's issuance of a press release reporting the Company's financial results for its fiscal quarter ended September 30, 2003.

                                   SIGNATURES
                                   ----------

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 3, 2004                                /s/ John R. Klopp
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

March 3, 2004                          /s/ Samuel Zell
----------------------                 ---------------
Date                                   Samuel Zell
                                       Chairman of the Board of Directors

March 3, 2004                          /s/ John R. Klopp
----------------------                 -----------------
Date                                   John R. Klopp
                                       Vice Chairman and Chief Executive Officer
                                       and Director

March 3, 2004                          /s/ Brian H. Oswald
-----------------------                -------------------
Date                                   Brian H. Oswald
                                       Chief Financial Officer

March 3, 2004                          /s/ Jeffrey A. Altman
-----------------------                ---------------------
Date                                   Jeffrey A. Altman, Director

March 3, 2004                          /s/ Thomas E. Dobrowski
-----------------------                -----------------------
Date                                   Thomas E. Dobrowski, Director

March 3, 2004                          /s/ Martin L. Edelman
-----------------------                ---------------------
Date                                   Martin L. Edelman, Director

March 3, 2004                          /s/ Gary R. Garrabrant
-----------------------                ----------------------
Date                                   Gary R. Garrabrant, Director

March 3, 2004                          /s/ Craig M. Hatkoff
-----------------------                --------------------
Date                                   Craig M. Hatkoff, Director

March 3, 2004                          /s/ Henry N. Nassau
-----------------------                -------------------
Date                                   Henry N. Nassau, Director

March 3, 2004                          /s/ Sheli Z. Rosenberg
-----------------------                ----------------------
Date                                   Sheli Z. Rosenberg, Director

March 3, 2004                          /s/ Steven Roth
-----------------------                ----------------------
Date                                   Steven Roth, Director

March 3, 2004                          /s/ Lynne B. Sagalyn
-----------------------                ----------------------
Date                                   Lynne B. Sagalyn, Director

                   Index to Consolidated Financial Statements



Report of Independent Auditors...............................................F-2


Audited Financial Statements

Consolidated Balance Sheets as of December 31, 2003 and 2002.................F-3

Consolidated  Statements  of  Operations  for the years  ended
December 31, 2003, 2002 and 2001.............................................F-4

Consolidated  Statements  of Changes in  Shareholders'  Equity
for the years ended December 31, 2003, 2002 and 2001.........................F-5

Consolidated  Statements  of Cash  Flows for the  years  ended
December 31, 2003, 2002 and 2001.............................................F-6

Notes to Consolidated Financial Statements...................................F-7

                         Report of Independent Auditors



The Board of Directors
Capital Trust, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Capital Trust, Inc. and Subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.



                                             /s/ Ernst & Young LLP

New York, New York
February 17, 2004



                      Capital Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 2003 and 2002
                      (in thousands, except per share data)

                                                                                                   2003                2002
                                                                                              ----------------    ----------------
                                 Assets

  Cash and cash equivalents                                                                     $     8,738         $    10,186
  Available-for-sale securities, at fair value                                                       20,052              65,233
  Commercial mortgage-backed securities available-for-sale, at fair value                           158,136             155,780
  Loans receivable, net of $6,672 and $4,982 reserve for possible credit losses at
    December 31, 2003 and December 31, 2002, respectively                                           177,049             116,347
  Equity investment in CT Mezzanine Partners I LLC ("Fund I"), CT Mezzanine
    Partners II LP ("Fund II"), CT MP II LLC ("Fund II GP") and CT Mezzanine
    Partners III, Inc. ("Fund III") (together "Funds")                                               21,988              28,974
  Deposits and other receivables                                                                        345                 431
  Accrued interest receivable                                                                         3,834               4,422
  Interest rate hedge assets                                                                            168                --
  Deferred income taxes                                                                               3,369               1,585
  Prepaid and other assets                                                                            3,465               2,018
                                                                                              ----------------    ----------------
Total assets                                                                                    $   397,144         $   384,976
                                                                                              ================    ================

               Liabilities and Shareholders' Equity

Liabilities:
  Accounts payable and accrued expenses                                                         $    11,041         $     9,067
  Credit facilities                                                                                  38,868              40,000
  Term redeemable securities contract                                                                11,651                --
  Repurchase obligations                                                                            146,894             160,056
  Deferred origination fees and other revenue                                                         3,207                 987
  Interest rate hedge liabilities                                                                      --                 1,822
                                                                                              ----------------    ----------------
Total liabilities                                                                                   211,661             211,932
                                                                                              ----------------    ----------------

Company-obligated, mandatory redeemable, convertible trust preferred securities of CT convertible Trust I, holding $89,742 of convertible 8.25% junior subordinated
  debentures at December 31, 2003 and 2002 ("convertible trust preferred securities")                89,466              88,988
                                                                                              ----------------    ----------------

Shareholders' equity:
  Class A 9.5% cumulative convertible preferred stock, $0.01 par value, $0.26 cumulative annual dividend, no shares authorized, issued or outstanding at December 31, 2003 and
    2002 ("class A preferred stock")                                                                   --                  --
  Class B 9.5% cumulative convertible non-voting preferred stock, $0.01 par value, $0.26 cumulative annual dividend, no shares authorized, issued or outstanding at
    December 31, 2003 and 2002 ("class B preferred stock" and together with class A
    preferred stock, "preferred stock")                                                                --                  --
  Class A common stock, $0.01 par value, 100,000 shares authorized, 6,502 and 5,405 shares issued and outstanding at December 31, 2003 and 2002, respectively ("class
    A common stock")                                                                                     65                  54
  Class B common stock, $0.01 par value, 100,000 shares authorized, no shares issued and
    outstanding at December 31, 2003 and 2002 ("class B common stock")                                 --                  --
  Restricted class A common stock, $0.01 par value, 34 and 100 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively ("restricted class A common stock" and together with class A common stock and class B common
    stock, "common stock")                                                                             --                     1
  Additional paid-in capital                                                                        141,402             126,919
  Unearned compensation                                                                                (247)               (320)
  Accumulated other comprehensive loss                                                              (33,880)            (28,988)
  Accumulated deficit                                                                               (11,323)            (13,610)
                                                                                              ----------------    ----------------
Total shareholders' equity                                                                           96,017              84,056
                                                                                              ----------------    ----------------
Total liabilities and shareholders' equity                                                      $   397,144         $   384,976
                                                                                              ================    ================

See accompanying notes to consolidated financial statements.



                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Operations
              For the Years Ended December 31, 2003, 2002 and 2001
                      (in thousands, except per share data)


                                                                             2003             2002             2001
                                                                        --------------    --------------    --------------
Income from loans and other investments:
  Interest and related income                                             $   38,246        $   47,079        $   67,333
  Less:  Interest and related expenses                                        (9,845)          (17,969)          (26,238)
                                                                        --------------    --------------    --------------
    Income from loans and other investments, net                              28,401            29,110            41,095
                                                                        --------------    --------------    --------------

Other revenues:
  Management and advisory fees from affiliated Funds managed                   8,020            10,123             7,664
  Income/(loss) from equity investments in Funds                               1,526            (2,534)            2,991
  Advisory and investment banking fees                                            --             2,207               277
  Other interest income                                                           53               128               395
                                                                        --------------    --------------    --------------
    Total other revenues                                                       9,599             9,924            11,327
                                                                        --------------    --------------    --------------

 Other expenses:
  General and administrative                                                  13,320            13,996            15,382
  Other interest expense                                                          --                23               110
  Depreciation and amortization                                                1,057               992               909
  Net unrealized (gain)/loss on derivative securities and corresponding
    hedged risk on CMBS securities                                                --           (21,134)              542
  Net realized loss on sale of fixed assets, investments and settlement
    of derivative securities                                                      --            28,715                --
  Provision for/(recapture of) allowance for possible credit losses               --            (4,713)              748
                                                                        --------------    --------------    --------------
    Total other expenses                                                      14,377            17,879            17,691
                                                                        --------------    --------------    --------------

  Income before income taxes and distributions and amortization on
    convertible trust preferred securities                                    23,623            21,155            34,731
Provision for income taxes                                                       646            22,438            16,882
                                                                        --------------    --------------    --------------
  Income/(loss) before distributions and amortization on convertible
    trust preferred securities                                                22,977            (1,283)           17,849
  Distributions and amortization on convertible trust preferred securities, net of income tax benefit of $7,289 and $7,557 for the
    years ended December 31, 2002 and 2001, respectively                       9,452             8,455             8,479
                                                                        --------------    --------------    --------------
  Net income/(loss)                                                           13,525            (9,738)            9,370
Less: Preferred stock dividend                                                    --                --               606
                                                                        --------------    --------------    --------------
  Net income/(loss) allocable to common stock                             $    13,525       $   (9,738)       $    8,764
                                                                        ==============    ==============    ==============

Per share information:
  Net earnings/(loss) per share of common stock
    Basic                                                                 $     2.27        $    (1.62)       $     1.30
                                                                        ==============    ==============    ==============
    Diluted                                                               $     2.23        $    (1.62)       $     1.12
                                                                        ==============    ==============    ==============
  Dividends declared per share of common stock                            $     1.80        $      --         $      --
                                                                        ==============    ==============    ==============
  Weighted average shares of common stock outstanding
    Basic                                                                  5,946,718         6,008,731         6,722,106
                                                                        ==============    ==============    ==============
    Diluted                                                               10,287,721         6,008,731        12,041,368
                                                                        ==============    ==============    ==============


See accompanying notes to consolidated financial statements.



                      Capital Trust, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
              For the Years Ended December 31, 2003, 2002 and 2001
                                 (in thousands)


                                                                                                                      Restricted
                                                           Class A         Class B       Class A         Class B        Class A
                                     Comprehensive         Preferred      Preferred       Common         Common         Common
                                     Income/(Loss)          Stock          Stock          Stock           Stock          Stock
                                   -----------------    ---------------------------------------------------------------------------

Balance at January 1, 2001                                 $      8       $     13       $    63        $      9       $     1
Net income                           $     9,370                --             --            --              --            --
Transition adjustment for
  recognition of derivative
  financial instruments                       --                --             --            --              --            --
Unrealized loss on derivative
  financial instruments, net of
  related income taxes                    (2,963)               --             --            --              --            --
Unrealized loss on
  available-for-sale securities,
  net of related income taxes            (16,220)               --             --            --              --            --
Issuance of warrants to purchase
  shares of class A common stock             --                 --             --            --              --            --
Issuance of class A common
  stock unit awards                          --                 --             --            --              --            --
Issuance of restricted class A
common stock                                 --                 --             --            --              --              1
Restricted class A common stock
  earned                                     --                 --             --            --              --            --
Vesting of restricted class A
  common stock
  to unrestricted class A common
  stock                                      --                 --             --              1             --             (1)
Dividends paid on preferred stock            --                 --             --            --              --            --
Repurchase and retirement of shares
  of stock previously outstanding            --                  (8)           (13)           (3)             (9)          --
                                   -----------------    ---------------------------------------------------------------------------
Balance at December 31, 2001         $    (9,813)               --             --             61             --              1
                                   =================
Net loss                             $    (9,738)               --             --            --              --            --
Unrealized gain on derivative
  financial instruments, net of
  related income taxes                     1,715                --             --            --              --            --
Unrealized loss on
  available-for-sale securities,
  net of related income taxes               (794)               --             --            --              --            --
Issuance of class A common
  stock unit awards                          --                 --             --            --              --            --
Issuance of restricted class A
common stock                                 --                 --             --            --              --              1
Restricted class A common stock
  earned                                     --                 --             --            --              --            --
Vesting of restricted class A
  common stock
  to unrestricted class A common
  stock                                      --                 --             --              1             --             (1)
Repurchase and retirement of shares
  of class A common stock
  previously outstanding                     --                 --             --             (8)            --            --
                                   -----------------    ---------------------------------------------------------------------------
Balance at December 31, 2002         $    (8,817)               --             --             54             --              1
                                   =================
Net income                           $    13,525                --             --            --              --            --
Unrealized gain on derivative
  financial instruments, net of
  related income taxes                     1,990                --             --            --              --            --
Unrealized loss on
  available-for-sale securities,
  net of related income taxes             (6,882)               --             --            --              --            --
Issuance of restricted class A
common stock                                 --                 --             --            --              --            --
Restricted class A common stock
  earned                                     --                 --             --            --              --            --
Sale of shares of class A
  common stock under stock
  option agreement                           --                 --             --            --              --            --
Cancellation of restricted class A
  common stock                               --                 --             --            --              --            --
Vesting of restricted class A
  common stock
  to unrestricted class A common
  stock                                      --                 --             --              1             --             (1)
Repurchase and retirement of shares
  of class A common stock
  previously outstanding                     --                 --             --             (1)            --            --
Repurchase of warrants to
  purchase shares of class A
  common stock                               --                 --             --            --              --            --
Dividends declared on class A
  common stock                               --                 --             --            --              --            --
Shares redeemed in one for three
  reverse stock split                        --                 --             --            --              --            --
Shares of class A common stock
  issued in private offering                 --                 --             --             11             --            --
                                   -----------------    ---------------------------------------------------------------------------
Balance at December 31, 2003         $     8,633           $    --        $    --        $    65        $    --        $   --
                                   =================    ===========================================================================


                                                                       Accumulated
                                     Additional                           Other
                                      Paid-In         Unearned         Comprehensive      Accumulated
                                      Capital        Compensation      Income/(Loss)       Deficit           Total
                                   ----------------------------------------------------------------------------------
Balance at January 1, 2001           $ 181,697      $   (468)           $(10,152)        $ (12,505)       $ 158,666
Net income                                --             --                  --              9,370            9,370
Transition adjustment for
  recognition of derivative
  financial instruments                   --             --                 (574)              --              (574)
Unrealized loss on derivative
  financial instruments, net of
  related income taxes                    --             --               (2,963)              --            (2,963)
Unrealized loss on
  available-for-sale securities,
  net of related income taxes             --             --              (16,220)              --           (16,220)
Issuance of warrants to purchase
  shares of class A common stock         3,276           --                  --                --             3,276
Issuance of class A common
  stock unit awards                        625           --                  --                --               625
Issuance of restricted class A
common stock                             1,024        (1,025)                --                --               --
Restricted class A common stock
  earned                                  --             910                 --                --               910
Vesting of restricted class A
  common stock
  to unrestricted class A common
  stock                                   --             --                  --                --               --
Dividends paid on preferred stock         --             --                  --               (737)            (737)
Repurchase and retirement of shares
  of stock previously outstanding      (49,692)          --                  --                --           (49,725)
                                   ----------------------------------------------------------------------------------
Balance at December 31, 2001           136,930          (583)            (29,909)           (3,872)         102,628

Net loss                                  --             --                  --             (9,738)          (9,738)
Unrealized gain on derivative
  financial instruments, net of
  related income taxes                    --             --                1,715               --             1,715
Unrealized loss on
  available-for-sale securities,
  net of related income taxes             --             --                 (794)              --              (794)
Issuance of class A common
  stock unit awards                        313           --                  --                --               313
Issuance of restricted class A
common stock                               399          (400)                --                --               --
Restricted class A common stock
  earned                                  --             663                 --                --               663
Vesting of restricted class A
  common stock
  to unrestricted class A common
  stock                                   --             --                  --                --               --
Repurchase and retirement of shares
  of class A common stock
  previously outstanding               (10,723)          --                  --                --           (10,731)
                                   ----------------------------------------------------------------------------------
Balance at December 31, 2002           126,919          (320)            (28,988)          (13,610)          84,056

Net income                                --             --                  --             13,525           13,525
Unrealized gain on derivative
  financial instruments, net of
  related income taxes                    --             --                1,990               --             1,990
Unrealized loss on
  available-for-sale securities,
  net of related income taxes             --             --               (6,882)              --            (6,882)
Issuance of restricted class A
common stock                               356          (356)                --                --               --
Restricted class A common stock
  earned                                  --             237                 --                --               237
Sale of shares of class A
  common stock under stock
  option agreement                         281           --                  --                --               281
Cancellation of restricted class A
  common stock                            (192)          192                 --                --               --
Vesting of restricted class A
  common stock
  to unrestricted class A common
  stock                                   --             --                  --                --               --
Repurchase and retirement of shares
  of class A common stock
  previously outstanding                  (946)          --                  --                --              (947)
Repurchase of warrants to
  purchase shares of class A
  common stock                          (2,132)          --                  --                --            (2,132)
Dividends declared on class A
  common stock                            --             --                  --            (11,238)         (11,238)
Shares redeemed in one for three
  reverse stock split                       (8)          --                  --                --                (8)
Shares of class A common stock
  issued in private offering             17,124          --                  --                --            17,135
                                   ----------------------------------------------------------------------------------
Balance at December 31, 2003         $ 141,402      $   (247)           $(33,880)        $ (11,323)       $  96,017
                                   ===================================================================================


See accompanying notes to consolidated financial statements.



                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 2003, 2002 and 2001
                                 (in thousands)

                                                             2003             2002             2001
                                                         -------------    -------------    -------------

Cash flows from operating activities:
  Net income/(loss)                                        $   13,525       $   (9,738)      $    9,370
  Adjustments to reconcile net income/(loss) to net
    cash provided by operating activities:
      Deferred income taxes                                    (1,784)           8,178           (1,044)
      Provision for/(recapture of) provision for
      possible credit losses                                   --               (4,713)             748
      Depreciation and amortization                             1,057              992              909
      Loss/(income) from equity investments in Funds           (1,526)           2,534           (2,991)
      Net gain on sales of CMBS and available-for-sale
      securities                                               --                 (711)          --
      Cash paid on settlement of fair value hedge              --              (23,624)          --
      Unrealized loss on hedged and derivative
      securities                                               --                2,561              542
      Restricted class A common stock earned                      237              663              910
      Amortization of premiums and accretion of
        discounts on loans and investments, net                (1,277)          (2,365)          (2,853)
      Accretion of discount on term redeemable
        securities contract                                    --                  680            3,897
      Accretion of discounts and fees on convertible
        trust preferred securities, net                           478            1,305              799
  Changes in assets and liabilities:
      Deposits and other receivables                               86              761             (981)
      Accrued interest receivable                               3,126              192            2,627
      Prepaid and other assets                                 (1,471)             (26)           1,659
      Deferred origination fees and other revenue               2,165             (462)            (961)
      Accounts payable and accrued expenses                    (1,084)            (215)             138
                                                         -------------    -------------    -------------
  Net cash provided by/(used in) operating activities          13,532          (23,988)          12,769
                                                         -------------    -------------    -------------

Cash flows from investing activities:
      Purchases of available-for-sale securities               --              (39,999)        (257,877)
      Principal collections on and proceeds from sales
        of available-for-sale securities                       43,409          131,347          103,038
      Purchases of CMBS                                        (6,157)          --               --
      Principal collections on and proceeds from sale
        of CMBS                                                --               67,880           --
      Principal collections on certificated mezzanine
        investments                                            --               --               22,379
      Origination and purchase of loans receivable            (99,600)          --              (13,319)
      Principal collections on loans receivable                87,210          136,246          112,585
      Equity investments in Funds                              (9,931)          (5,973)         (35,599)
      Return of capital from Funds                             10,758           11,840           28,942
      Purchases of equipment and leasehold improvements           (26)              (5)            (183)
      Purchase of remaining interest in Fund I                (19,947)          --               --
                                                         -------------    -------------    -------------
  Net cash provided by/(used in) investing activities           5,716          301,336          (40,034)
                                                         -------------    -------------    -------------

Cash flows from financing activities:
      Proceeds from repurchase obligations                     55,672          179,861          251,503
      Repayment of repurchase obligations                     (68,834)        (167,685)        (120,192)
      Proceeds from credit facilities                         104,015          118,500          191,870
      Repayment of credit facilities                         (129,232)        (199,711)        (244,300)
      Repayment of notes payable                               --                 (977)            (891)
      Repayment of convertible trust preferred
      securities                                               --              (60,258)          --
      Proceeds from term redeemable securities contract        20,000           35,816           --
      Repayment of term redeemable securities contract         (8,349)        (173,628)          --
      Sale of shares of class A common stock under
      stock option agreement                                      281           --               --
      Dividends paid on class A preferred stock                --               --                 (737)
      Dividends paid on class A common stock                   (8,297)          --               --
      Repurchase of warrants to purchase shares of
      class A common stock                                     (2,132)          --               --
      Proceeds from sale of shares of class A common
      stock                                                    17,135           --               --
      Repurchase and retirement of shares of common
        and Preferred Stock previously outstanding               (955)         (10,731)         (49,725)
                                                         -------------    -------------   -------------
  Net cash provided by/(used in) financing activities         (20,696)        (278,813)          27,528
                                                         -------------    -------------    -------------

Net increase/(decrease) in cash and cash equivalents           (1,448)          (1,465)             263
Cash and cash equivalents at beginning of year                 10,186           11,651           11,388
                                                         -------------    -------------    -------------
Cash and cash equivalents at end of year                   $    8,738       $   10,186       $   11,651
                                                         =============    =============    =============


See accompanying notes to consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


1.  Organization

References herein to "we," "us" or "our" refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a finance and investment management company that specializes in originating and managing credit sensitive structured financial products. We will continue to make, for our own account and as investment manager for the account of funds under management, loans and debt-related investments in various types of commercial real estate assets and operating companies.

On April 2, 2003, our charter was amended and restated and then further amended to eliminate from our authorized stock the entire 100,000,000 shares of our authorized but unissued class B common stock and to effect a one (1) for three
(3) reverse stock split of our class A common stock. Fractional shares resulting from the reverse stock split were settled in cash at a rate of $16.65 multiplied by the percentage of a share owned after the split.

All per share information concerning the computation of earnings per share, dividends per share, authorized stock, and per share conversion and exercise prices reported in the accompanying consolidated interim financial statements and these notes to consolidated financial statements have been adjusted as if the amendments to our charter were in effect for all fiscal periods and as of all balance sheet dates presented.

2.  REIT Election

In December 2002, our board of directors authorized our election to be taxed as a real estate investment trust ("REIT") for the 2003 tax year. We will continue to make, for our own account and as investment manager for the account of funds under management, credit sensitive structured financial products including loans and debt-related investments in various types of commercial real estate.

In view of our election to be taxed as a REIT, we have tailored our balance sheet investment program to originate or acquire loans and investments to produce a portfolio that meets the asset and income tests necessary to maintain qualification as a REIT. In order to accommodate our REIT status, the legal structure of future investment funds we sponsor may be different from the legal structure of our existing investment funds.

In order to qualify as a REIT, five or fewer individuals may own no more than 50% of our common stock. As a means of facilitating compliance with such qualification, shareholders controlled by John R. Klopp and Craig M. Hatkoff and trusts for the benefit of the family of Samuel Zell each sold 166,666 shares of class A common stock to an institutional investor in a transaction that closed on February 7, 2003. Following this transaction, our largest five individual shareholders own in the aggregate less than 50% of the class A common stock.

3.  Venture with Citigroup Alternative Investments LLC

On March 8, 2000, we entered into a venture with affiliates of Citigroup Alternative Investments LLC pursuant to which they agreed, among other things, to co-sponsor and invest capital in a series of commercial real estate mezzanine investment funds managed by us. Pursuant to the venture agreement, which was amended in 2003, we have co-sponsored three funds with Citigroup Alternative Investments; CT Mezzanine Partners I LLC, CT Mezzanine Partners II LP and CT Mezzanine Partners III, Inc., which we refer to as Fund I, Fund II and Fund III, respectively.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


3.  Venture with Citigroup Alternative Investments LLC, continued

Fund I was formed in March 2000. An affiliate of Citigroup Alternative Investments and our wholly owned subsidiary, as members thereof, made capital commitments of up to $150 million and $50 million, respectively. During its investment period, Fund I made approximately $330 million of investments. In January 2003, we purchased the 75% interest in Fund I held by an affiliate of Citigroup Alternative Investments for a purchase price of approximately $38.4 million (including the assumption of liabilities), equal to the book value of the fund. On January 31, 2003, we began consolidating the balance sheet and operations of Fund I in our consolidated financial statements.

Fund II was formed in April 2001. Fund II effected its final closing on third-party investor equity commitments in August 2001. Fund II had total equity commitments of $845.2 million including $49.7 million made by us and $198.9 million made by affiliates of Citigroup Alternative Investments. Third-party private equity investors made the remaining equity commitments. During its investment period (April 9, 2001 to April 9, 2003), Fund II made approximately $1.2 billion of investments.

Fund III was formed in June 2003. Fund III effected its final closing on third-party investor equity commitments in August 2003. Fund III has total equity commitments of $425 million including $20 million made by us and $80 million made by affiliates of Citigroup Alternative Investments. Third-party private equity investors made the remaining equity commitments. Through December 31, 2003, Fund III made approximately $213 million of investments.

Our wholly owned subsidiary, CT Investment Management Co., LLC, serves as the exclusive investment manager to Fund I, Fund II and Fund III.

In connection with entering into the venture agreement and formation of Fund I, we issued to affiliates of Citigroup Alternative Investments warrants to purchase 1,416,667 shares of class A common stock. In connection with the closings on third-party investor equity commitments to Fund II, we issued to affiliates of Citigroup Alternative Investments warrants to purchase 1,426,155 shares of our class A common stock. In total, we had issued warrants to purchase 2,842,822 shares of our class A common stock. The warrants had a $15.00 per share exercise price and were exercisable until expiration on March 8, 2005. We capitalized the value of the warrants at issuance and they are being amortized over the anticipated lives of the Funds. In January 2003, we purchased all of the outstanding warrants for $2.1 million. We had no further obligations to issue additional warrants to Citigroup at December 31, 2003.

4.  Summary of Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries, CT Investment Management Co. (as described in Note 3), CT-F1, LLC (direct member and equity owner of Fund I), CT-F2-LP, LLC (limited partner of Fund II), CT-F2-GP, LLC (direct member and equity owner of Fund II GP), CT-BB Funding Corp. (finance subsidiary for three mezzanine loans), CT Convertible Trust I (as described in Note 13), CT LF Funding Corp. (finance subsidiary for all of our CMBS securities), CT BSI Funding Corp. and VIC, Inc., which together with us wholly owns Victor Capital Group, L.P. and VCG Montreal Management, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


4.  Summary of Significant Accounting Policies, continued

Revenue Recognition

Interest income for our loans and investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis.

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

Cash and Cash Equivalents

We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. At December 31, 2003 and 2002, a majority of the cash and cash equivalents consisted of overnight investments in commercial paper. We had no bank balances in excess of federally insured amounts at December 31, 2003 and 2002. We have not experienced any losses on our demand deposits, commercial paper or money market investments.

Available-for-Sale Securities and Commercial Mortgage-Backed Securities ("CMBS")

We have designated our investments in commercial mortgage-backed securities and certain other securities as available-for-sale. Available-for-sale securities are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income/(loss) in shareholders' equity. Many of these investments are relatively illiquid and management must estimate their values. In making these estimates, management utilizes market prices provided by dealers who make markets in these securities, but may, under certain circumstances, adjust these valuations based on management's judgment. Changes in the valuations do not affect our reported income or cash flows, but impact shareholders' equity and, accordingly, book value per share.

Management must also assess whether unrealized losses on securities reflect a decline in value that is other than temporary, and, accordingly, write the impaired security down to its fair value, through a charge to earnings. We have assessed our securities to first determine whether there is an indication of possible other than temporary impairment and then where an indication exists to determine if other than temporary impairment did in fact exist. We expect a full recovery from our securities and did not recognize any other than temporary impairment. Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectibility of the principal and interest, net of related expenses, on the underlying loans.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


4.  Summary of Significant Accounting Policies, continued

Income on these available-for-sale securities is recognized based upon a number of assumptions that are subject to uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments, including prepayments, repurchases, defaults and liquidations, the pass-through or coupon rate and interest rate fluctuations. Additional factors that may affect our reported interest income on our mortgage-backed securities include interest payment shortfalls due to delinquencies on the underlying mortgage loans and the timing and magnitude of credit losses on the mortgage loans underlying the securities that are a result of the general condition of the real estate market, including competition for tenants and their related credit quality, and changes in market rental rates. These uncertainties and contingencies are difficult to predict and are subject to future events that may alter the assumptions.

We adopted Emerging Issues Task Force 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized
Financial Assets" on January 1, 2001. In accordance with this guidance, on a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, we calculate a revised yield based on the current amortized cost of the investment, including any other-than-temporary impairments recognized to date, and the revised cash flows. The revised yield is then applied prospectively to recognize interest income.

Impairment of Available-for-Sale Securities and CMBS

In accordance with Statement of Financial Accounting Standards No. 115, when the estimated fair value of a security classified as available-for-sale has been below amortized cost for a significant period of time and we conclude that we no longer have the ability or intent to hold the security for the period of time over which we expect the values to recover to amortized cost, the investment is written down to its fair value. The resulting charge is included in income, and a new cost basis established. Additionally, under Emerging Issues Task Force 99-20, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience and the present value of the revised cash flows using the current expected yield is less than the present value of the previously estimated remaining cash flows, adjusted for cash receipts during the intervening period, an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value with the resulting change being included in income and a new cost basis established. In both instances, the original discount or premium is written off when the new cost basis is established.

After taking into account the effect of the impairment charge, income is recognized under Emerging Issues Task Force 99-20 or Statement of Financial Accounting Standards No. 91, as applicable, using the market yield for the security used in establishing the write-down.

Loans Receivable and Reserve for Possible Credit Losses

We purchase and originate commercial mortgage and mezzanine loans to be held as long-term investments. Management must periodically evaluate each of these loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan were determined to be permanently impaired, we would write down the loan through a charge to the reserve for possible credit losses. Given the nature of our loan portfolio and the underlying commercial real estate collateral, significant judgment of management is required in determining permanent impairment and the resulting charge to the reserve, which includes but is not limited to making assumptions regarding the value of the real estate that secures the mortgage loan.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


4.  Summary of Significant Accounting Policies, continued

Our accounting policies require that an allowance for estimated credit losses be reflected in our financial statements based upon an evaluation of known and inherent risks in our mortgage and mezzanine loans. While we have experienced minimal actual losses on our lending investments, management considers it prudent to reflect provisions for loan losses on a portfolio basis based upon our assessment of general market conditions, our internal risk management policies and credit risk rating system, industry loss experience, our assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying our investments. Actual losses, if any, could ultimately differ from these estimates.

Sales of Real Estate

We comply with the provisions of the FASB's Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate." Accordingly, the recognition of gains is deferred until such transactions have complied with the criteria for full profit recognition under the statement.

Equity investments in Fund I, Fund II, CT MP II LLC (which we refer to as Fund II GP) and Fund III (which together we refer to as Funds)

As the Funds are not majority owned or controlled by us, we do not consolidate the Funds in our consolidated financial statements. We account for our interest in the Funds on the equity method of accounting. As such, we report a percentage of the earnings of the Funds equal to our ownership percentage on a single line item in the consolidated statement of operations as income from equity investments in the Funds.


Derivative Financial Instruments

In the normal course of business, we use a variety of derivative financial instruments to manage, or hedge, interest rate risk. These derivative financial instruments must be effective in reducing its interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income.

We use interest rate swaps to effectively convert variable rate debt to fixed rate debt for the financed portion of fixed rate assets. The differential to be paid or received on these agreements is recognized as an adjustment to the interest expense related to debt and is recognized on the accrual basis.

We have also used interest rate caps to reduce our exposure to interest rate changes on investments. We would have received payments on an interest rate cap if the variable rate for which the cap was purchased exceed a specified threshold level and would have recorded an adjustment to the interest income related to the related earning asset. We had no interest rate caps in place at December 31, 2003.

To determine the fair values of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

The swap and cap agreements are generally held-to-maturity and we do not use derivative financial instruments for trading purposes.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


4.  Summary of Significant Accounting Policies, continued

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

Deferred Financing Costs

The deferred financing costs which are included in other assets on our consolidated balance sheets include issuance costs related to our debt and are amortized using the straight line method which is similar to the results of the effective interest method.

Accounting for Stock-Based Compensation

We comply with the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Statement of Financial Accounting Standards No. 123 encourages the adoption of a new fair-value based accounting method for employee stock-based compensation plans. Statement of Financial Accounting Standards No. 123 also permits companies to continue accounting for stock-based compensation plans as prescribed by Accounting Principles Board Opinion No. 25. However, companies electing to continue accounting for stock-based compensation plans under Accounting Principles Board Opinion No. 25, must make pro forma disclosures as if we adopted the cost recognition requirements under Statement of Financial Accounting Standards No. 123. We have continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for the incentive stock plan or the director stock plan in the accompanying consolidated statements of operations as the exercise price of the stock options granted thereunder equaled the market price of the underlying stock on the date of the grant.

Pro forma information regarding net income and net earnings per common share has been estimated at the date of the grant using the Black-Scholes option-pricing model based on the following assumptions for the years ended December 31, 2002 and 2001 (no options were granted during the year ended December 31, 2003):

                                             2002               2001
                                      ----------------   ---------------
         Risk-free interest rate             4.30%              4.75%
         Volatility                         25.0%              25.0%
         Dividend yield                      0.0%               0.0%
         Expected life (years)               5.0                5.0

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. Weighted average fair value of each stock option granted during the years ended December 31, 2002 and 2001 were $1.64 and $1.47, respectively.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


4.  Summary of Significant Accounting Policies, continued

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands, except for net earnings (loss) per share of common stock):


                                  2003                 2002                  2001
                           ---------------------------------------------------------------
                              As                   As                   As
                           reported  Pro forma  reported  Pro forma  reported   Pro forma
                           --------- ---------- --------- ---------- ---------- ----------

  Net income                $13,525   $13,280    $(9,738)  $(10,038)  $ 9,370    $ 9,043
  Net earnings per share
    of common stock:
     Basic                  $  2.27   $  2.23    $ (0.54)  $  (0.56)  $  0.43    $  0.42
     Diluted                $  2.23   $  2.21    $ (0.54)  $  (0.56)  $  0.37    $  0.36

The pro forma information presented above is not representative of the effect stock options will have on pro forma net income or earnings per share for future years.

Income Taxes

Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income. Management believes that we have and intend to continue to operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, do not expect to pay substantial corporate-level taxes (other than taxes payable by our taxable REIT subsidiaries). Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to Federal income tax.

Comprehensive Income

Effective January 1, 1998, we adopted the FASB's Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The statement changes the reporting of certain items currently reported in the shareholders' equity section of the balance sheet and establishes standards for reporting of comprehensive income and its components in a full set of general-purpose financial statements. Total comprehensive income/(loss) was $8,633,000, ($8,817,000) and ($9,813,000) for the years ended December 31, 2003,
2002 and 2001, respectively. The primary component of comprehensive income other than net income was the unrealized gain/(loss) on derivative financial instruments and available-for-sale securities, net of related income taxes. At December 31, 2003, accumulated other comprehensive loss is comprised of unrealized losses on CMBS of $34,809,000 and unrealized gains on cash flow swaps of $168,000 offset by unrealized gains on available-for-sale securities of $761,000 netting to a total of $33,880,000.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


4.  Summary of Significant Accounting Policies, continued

Earnings per Share of Common Stock

Earnings per share of common stock are presented based on the requirements of the FASB's Statement of Accounting Standards No. 128 ("SFAS No. 128"). Basic EPS is computed based on the income applicable to common stock (which is net income or loss reduced by the dividends on the preferred stock) divided by weighted average number of shares of common stock outstanding during the period. Diluted EPS is based on the net earnings applicable to common stock plus, if dilutive, dividends on the preferred stock and interest paid on convertible trust preferred securities, net of tax benefit, divided by weighted average number of shares of common stock and potentially dilutive shares of common stock that were outstanding during the period. At December 31, 2003, potentially dilutive shares of common stock include convertible trust preferred securities, dilutive common stock options. At December 31, 2002, potentially dilutive shares of common stock include convertible trust preferred securities, dilutive common stock warrants and options and future commitments for stock unit awards. At December 31, 2001, potentially dilutive shares of common stock include the convertible Preferred Stock, convertible trust preferred securities, dilutive common stock warrants and options and future commitments for stock unit awards.

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

Reclassifications

Certain reclassifications have been made in the presentation of the 2002 and 2001 consolidated financial statements to conform to the 2003 presentation.

Segment Reporting

We have established two reportable segments beginning January 1, 2003. We have an internal information system that produces performance and asset data for its two segments along service lines.

The Balance Sheet Investment segment includes all of our activities related to direct loan and investment activities (including direct investments in Funds) and the financing thereof.

The Investment Management segment includes all of our activities related to investment management services provided to us and funds under management and includes our taxable REIT subsidiary, CT Investment Management Co., and its subsidiaries.

Prior to January 1, 2003, we managed our operations as one segment, therefore separate segment reporting is not presented for 2002 and 2001, as the financial information for that segment is the same as the information in the consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


4.  Summary of Significant Accounting Policies, continued

New Accounting Pronouncements

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement is applicable for transfers of assets and extinguishments of liabilities occurring after June 30, 2001. We adopted the provisions of this statement as required for all transactions entered into on or after January 1, 2001. Our adoption of Statement of Financial Accounting Standards No. 140 did not have a significant impact on us.

On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 137 and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement of Financial Accounting Standards No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically Statement of Financial Accounting Standards No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of January 1, 2001, the adoption of the new standard resulted in an adjustment of $574,000 to accumulated other comprehensive loss.

In the case of the fair value hedge, we hedged the component of interest rate risk that can be directly controlled by the hedging instrument, and it is this portion of the hedge assets that was being recognized in earnings. Mark to market on non-hedged available for sale securities and non-hedged aspect of CMBS are reported in accumulated in other comprehensive income. Financial reporting for hedges characterized as fair value hedges and cash flow hedges are different. For those hedges characterized as a fair value hedge, the changes in fair value of the hedge and the hedged item are reflected in earnings each quarter. In the case of the fair value hedge, we hedged the component of interest rate risk that can be directly controlled by the hedging instrument, and it was this portion of the hedged assets that is recognized in earnings. The non-hedged balance is classified as an available-for-sale security consistent with Statement of Financial Accounting Standards No. 115, and was reported in accumulated other comprehensive income. For those hedges characterized as cash flow hedges, the unrealized gains/losses in the fair value of these hedges were reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or to earnings, depending on the type of hedging relationship. We discontinued our fair value hedge transaction in 2002. In accordance with Statement of Financial Accounting Standards No. 133, on December 31, 2003, the derivative financial instruments were reported at their fair value as interest rate hedge assets of $168,000.

We are exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap and cap agreements, although we do not anticipate such non-performance. The counterparties would bear the interest rate risk of such transactions as market interest rates increase.

In July 2001, the SEC released Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance and Documentation Issues." Staff Accounting Bulletin No. 102 summarizes certain of the SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses. Our adoption of Staff Accounting Bulletin No. 102 did not have a significant impact on us.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


4.  Summary of Significant Accounting Policies, continued

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Statement of Financial Accounting Standards No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. Statement of Financial Accounting Standards No. 141 also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in business combinations and requires intangible assets to be recognized apart from goodwill if certain tests are met. Statement of Financial Accounting Standards No. 142 requires that goodwill not be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. We adopted the provisions of both statements, as required, on January 1, 2002, which did not have a significant impact on us.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement of Financial Accounting Standards No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. Statement of Financial Accounting Standards No. 144 requires that current operations prior to the disposition of corporate tenant lease assets and prior period results of such operations be presented in discontinued operations in our consolidated statements of operations. The provisions of Statement of Financial Accounting Standards No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year. We adopted the provisions of this statement on January 1, 2002, as required, which did not have a significant financial impact on us.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," Statement of Financial Accounting Standards No. 57, "Related Party Disclosures," Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" and rescission of Financial Accounting Standards Board Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others, an Interpretation of Statement of Financial Accounting Standards No. 5." It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless of whether the guarantor receives separately identifiable consideration, such as a premium. The new disclosure requirements are effective December 31, 2002. Our adoption of Interpretation No. 45 did not have a material impact on our consolidated financial statements, nor is it expected to have a material impact in the future.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


4.  Summary of Significant Accounting Policies, continued

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin 51. Interpretation No. 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, and how to determine when and which business enterprise should consolidate a variable interest entity. In addition, Interpretation No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make additional disclosures. The transitional disclosure requirements took effect almost immediately and are required for all financial statements initially issued after January 31, 2003. In December 2003, the Financial Accounting Standards Board issued a revision of Interpretation No. 46, Interpretation No. 46R, to clarify the provisions of Interpretation No. 46. The application of Interpretation No. 46R is effective for public companies, other than small business issuers, after March 15, 2004. We have evaluated all of our investments and other interests in entities that may be deemed variable interest entities under the provisions of Interpretation No. 46. We have concluded that no additional entities need to be consolidated. Commencing with financial statements for periods ending after March 15, 2004, we will deconsolidate CT Convertible Trust I. The deconsolidation should not result in a significant impact to us.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into and modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle of financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The implementation of the statement did not have a material impact on the Company.


5.  Available-for-Sale Securities

At December 31, 2003, our available-for-sale securities consisted of the following (in thousands):


                                                                            Gross
                                                            Amortized     Unrealized     Estimated
                                                                      ----------------
                                                               Cost     Gains   Losses   Fair Value
                                                            ---------------------------------------
  Federal Home Loan Mortgage Corporation Gold,
    fixed rate interest at 6.50%, due September 1, 2031      $  2,368  $    89   $  --   $  2,457
  Federal Home Loan Mortgage Corporation Gold,
    fixed rate interest at 6.50%, due September 1, 2031         8,418      269      --      8,687
  Federal Home Loan Mortgage Corporation Gold,
    fixed rate interest at 6.50%, due September 1, 2031           721       28      --        749
  Federal Home Loan Mortgage Corporation Gold,
    fixed rate interest at 6.50%, due April 1, 2032             7,784      375      --      8,159
                                                            ---------------------------------------
                                                             $ 19,291  $   761   $  --   $ 20,052
                                                            =======================================

We purchased the securities due September 1, 2031 on September 28, 2001 at a premium to yield 6.07% with an anticipated average life of 5.15 years with financing provided by the seller through a repurchase agreement.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


5.  Available-for-Sale Securities, continued

We purchased the security due April 1, 2032 in March 2002 at a discount with seller provided financing through a repurchase agreement.

At December 31, 2002, our available-for-sale securities consisted of the following (in thousands):



                                                                            Gross
                                                            Amortized     Unrealized     Estimated
                                                                      ----------------
                                                               Cost     Gains   Losses   Fair Value
                                                            ---------------------------------------

  Federal Home Loan Mortgage Corporation Gold,
    fixed rate interest at 6.50%, due September 1, 2031      $  6,513  $   213   $ --    $  6,726
  Federal Home Loan Mortgage Corporation Gold,
    fixed rate interest at 6.50%, due September 1, 2031        31,017      936     --      31,953
  Federal Home Loan Mortgage Corporation Gold,
    fixed rate interest at 6.50%, due September 1, 2031         1,770       60     --       1,830
  Federal Home Loan Mortgage Corporation Gold,
    fixed rate interest at 6.50%, due April 1, 2032            23,698    1,026     --      24,724
                                                            ---------------------------------------
                                                             $ 62,998  $ 2,235   $ --    $ 65,233
                                                            =======================================

We sold three securities due September 1, 2031 in June 2002 with an amortized cost of $75,006,000 for $75,358,000 resulting in a total gain of $352,000.

6.  Commercial Mortgage-Backed Securities

We acquire rated and unrated subordinated investments in public and private CMBS issues.

Because of a decision to sell a held-to-maturity security in 1998, we transferred all of our investments in commercial mortgage-backed securities from held-to-maturity securities to available-for-sale and continue to classify the CMBS as such.

During the year ended December 31, 1998, we purchased $36,509,000 face amount of interests in three CMBS issued by a financial asset securitization investment trust for $36,335,000. In April 2001, we received $1.4 million of additional discount from the issuer of the securities in settlement of a dispute with the issuer. In May 2002, we received full satisfaction of $36,509,000. In connection with the early payoff, we recognized an additional $370,000 of unamortized discount as additional interest income in 2002.

On March 3, 1999, through our then newly formed wholly owned subsidiary, CT-BB Funding Corp., we acquired a portfolio of fixed-rate "BB" rated CMBS from an affiliate of a then existing credit facility lender. The portfolio, which is comprised of 11 separate issues with an aggregate face amount of $246.0 million, was purchased for $196.9 million. In connection with the transaction, an affiliate of the seller provided three-year term financing for 70% of the purchase price at a floating rate above the London Interbank Offered Rate, or LIBOR, and entered into an interest rate swap for the full duration of the portfolio securities thereby providing a hedge for interest rate risk. The financing was provided at a rate that was below the current market for similar financings and, as such, we reduced the carrying amounts of the assets and the debt by $10.9 million to adjust the yield on the debt to current market terms. In June 2002, three sales of CMBS in two issues were completed. The securities, which had a basis of $31,012,000 including amortization of discounts, were sold for $31,371,000 resulting in a net gain of $359,000.

During the year ended December 31, 2003, we purchased $6,542,000 face amount of interests in two CMBS issues for $6,157,000.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


6.  Commercial Mortgage-Backed Securities, continued

At December 31, 2003, ten CMBS issues with an aggregate market value of $128.9 million and unrealized losses of $35.0 million have been in an unrealized loss position for greater than twelve months. We believe that these market value losses are temporary. We do not expect any actual losses in the classes of the bonds that we hold and expect the value of the individual bonds will increase as currently delinquent loans are resolved and the bonds approach maturity.

At December 31, 2003, we have CMBS totaling $158,136,000 of which $153,136,000 earn interest (including the accretion of the discounted purchase price) at fixed rates averaging 11.88% of the book value and $5,000,000 earn interest at variable rates averaging LIBOR plus 2.95% (4.11% at December 31, 2003). The CMBS mature at various dates from August 2004 to December 2014. At December 31, 2003, the expected average life for the CMBS portfolio is 7.8 years.

7.  Loans Receivable

We have classified our loans receivable into the following general categories:

       o First Mortgage Loans - These are single-property secured loans evidenced by a primary first mortgage and senior to any mezzanine financing and the owner's equity. These loans are bridge loans for equity holders who require interim financing until permanent financing can be obtained. Our first mortgage loans are generally not intended to be permanent in nature, but rather are intended to be of a relatively short-term duration, with extension options as deemed appropriate, and typically require a balloon payment of principal at maturity. We may also originate and fund permanent first mortgage loans in which we intend to sell the senior tranche, thereby creating a property mezzanine loan (as defined below).

       o Property Mezzanine Loans - These are single-property secured loans which are subordinate to a primary first mortgage loan, but senior to the owner's equity. A mezzanine loan is evidenced by its own promissory note and is typically made to the owner of the property-owning entity (i.e. the senior loan borrower). It is not secured by the first mortgage on the property, but by a pledge of all of the mezzanine borrower's ownership interest in the property-owning entity. Subject to negotiated contractual restrictions, the mezzanine lender has the right, following foreclosure, to become the sole indirect owner of the property subject to the lien of the primary mortgage.

       o B Notes - These are loans evidenced by a junior participation in a first mortgage against a single property; the senior participation is known as an A Note. Although a B Note may be evidenced by its own promissory note, it shares a single borrower and mortgage with the A Note and is secured by the same collateral. B Note lenders have the same obligations, collateral and borrower as the A Note lender and in most instances are contractually limited in rights and remedies in the case of a default. The B Note is subordinate to the A Note by virtue of a contractual arrangement between the A Note lender and the B Note lender. For the B Note lender to actively pursue a full range of remedies, it must, in most instances, purchase the A note.

       o Corporate Mezzanine Loans - These are investments in or loans to real estate-related operating companies, including REITs. Such loan investments take the form of secured debt and may finance, among other things, operations, mergers and acquisitions, management buy-outs, recapitalizations, start-ups and stock buy-backs generally involving real estate and real estate-related entities.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


7.  Loans Receivable, continued

At December 31, 2003 and 2002, our loans receivable consisted of the following (in thousands):

                                                  2003             2002
                                             ---------------- ---------------
  First mortgage loans                        $     12,672     $     15,202
  Property mezzanine loans                         106,449           98,268
  B Notes                                           64,600             --
  Corporate mezzanine loans                           --              7,859
                                             ---------------- ---------------
                                                   183,721          121,329
  Less:  reserve for possible credit losses         (6,672)          (4,982)
                                             ---------------- ---------------
  Total loans                                 $    177,049     $    116,347
                                             ================ ===============

In connection with our purchase of the Fund I interest held by an affiliate of Citigroup Alternative Investments in January 2003, we recorded additional loans receivable of $50,034,000 and recorded a $1,690,000 increase to the reserve for possible credit losses on the acquisition date. The assets were recorded at their carrying value from Fund I, which approximated the market value on the acquisition date.

One first mortgage loan with an original principal balance of $8,000,000 reached maturity on July 15, 2001 and has not been repaid with respect to principal and interest. In December 2002, the loan was written down to $4,000,000 through a charge to the allowance for possible credit losses. During the year ended December 31, 2003, we received proceeds of $731,000 reducing the carrying value of the loan to $3,269,000. In accordance with our policy for revenue recognition, income recognition has been suspended on this loan and for the years ended December 31, 2003, 2002 and 2001, $912,000, $958,000 and $1,144,000,
respectively, of potential interest income has not been recorded.

During the year ended December 31, 2003, we purchased or originated three property mezzanine loans for $35,000,000 and six B Notes for $64,600,000, received partial repayments on eight mortgage and property mezzanine loans totaling $18,449,000 and received three property mezzanine loans satisfactions and one other loan satisfaction totaling $68,761,000. We have no outstanding loan commitments at December 31, 2003.

At December 31, 2003, the weighted average interest rate in effect, including amortization of fees and premiums, for our performing loans receivable were as follows:

  First mortgage loan                               10.51%
  Property mezzanine loans                          10.14%
  B Notes                                            6.62%
            Total Loans                              8.90%

At December 31, 2003, $119,405,000 (66%) of the aforementioned performing loans bear interest at floating rates ranging from LIBOR plus 235 basis points to LIBOR plus 900 basis points. The remaining $61,046,000 (34%) of loans bear interest at fixed rates ranging from 11.62% to 11.67%.

The range of maturity dates and weighted average maturity at December 31, 2003 of our performing loans receivable was as follows:

                                                                    Weighted
                                                                     Average
                                      Range of Maturity Dates       Maturity
                                 -------------------------------  ------------
  First mortgage loans           December 2004                      11 Months
  Property mezzanine loans       July 2005 to July 2009             55 Months
  B Notes                        January 2006 to August 2008        47 Months
            Total Loans          December 2004 to July 2009         50 Months

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


7.  Loans Receivable, continued

At December 31, 2003, there are two loans secured by office buildings in New York City to a related group of borrowers totaling $61.0 million or approximately 15.4% of total assets. For the year ended December 31, 2003, total gross revenues, total operating expenses and net income before capital improvements on the three buildings total $61.1 million, $25.5 million and $35.6 million, respectively (unaudited). There are no other loans to a single borrower or to related groups of borrowers that exceed ten percent of total assets. Approximately 48% of all performing loans are secured by properties in New York. Approximately 45% of all performing loans are secured by office buildings. These credit concentrations are adequately collateralized as of December 31, 2003.

In connection with the aforementioned loans, at December 31, 2003 and 2002, we have deferred origination fees, net of direct costs of $828,000 and $160,000, respectively, that are being amortized into income over the life of the loan. At December 31, 2003 and 2002, we have also recorded $86,000 and $1,694,000, respectively, of exit fees, which will be collected at the loan pay-off. These fees are recorded as interest income on a basis to realize a level yield over the life of the loans.

As of December 31, 2003, performing loans totaling $170,451,000 are pledged as collateral for borrowings on our credit facility, repurchase agreements and term redeemable securities contract.

We have established a reserve for possible credit losses on loans receivable as follows (in thousands):


                                            2003           2002           2001
                                         ------------   ------------   ------------
Beginning balance                          $ 4,982        $13,695        $12,947
  Provision for (recapture of) allowance
    for possible credit losses                --           (4,713)           748
  Additional reserve established with
    Fund I purchase                          1,690           --             --
  Amounts charged against reserve for
    possible credit losses                    --           (4,000)          --
                                         ------------   ------------   ------------
Ending balance                             $ 6,672        $ 4,982        $13,695
                                         ============   ============   ============


8.  Equity Investment in Funds

Fund I

As part of the venture with Citigroup Alternative  Investments,  as described in
Note 3, we held an equity investment in Fund I during the years ended December 31, 2003, 2002 and 2001. The activity for our equity investment in Fund I for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):



                                                   2003           2002           2001
                                                ------------   ------------   ------------
Beginning balance                                 $ 6,609        $21,087        $21,638
  Capital contributions to Fund I                    --             --           25,331
  Company portion of Fund I income / (loss)           143         (4,345)         2,934
  Distributions from Fund I                          --          (10,133)       (28,816)
  Purchase of remaining fund equity                (6,752)          --             --
                                                ------------   ------------   ------------
Ending balance                                    $  --          $ 6,609        $21,087
                                                ============   ============   ============

As of December 31, 2002, Fund I had loans outstanding totaling $50,237,000, all of which were performing in accordance with the terms of the loan agreements. One loan for $26.0 million, which was in default and for which the accrual of interest had been suspended, was written down to $212,000 and distributed pro-rata to the members in December 2002. Upon receipt of our share of the loan with a face amount of $6,500,000, we disposed of the asset.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


8.  Equity investment in Funds, continued

On January 31,  2003,  we purchased  from an affiliate of Citigroup  Alternative
Investments its 75% interest in Fund I for $38.4 million (including the assumption of liabilities). As of January 31, 2003, we began consolidating the operations of Fund I in our consolidated financial statements.

For the years ended December 31, 2003, 2002 and 2001, we received $17,000, $530,000 and $765,000, respectively, of fees for management of Fund I.

Fund II

We had equity investments in Fund II during the years ended December 31, 2003, 2002 and 2001. We account for Fund II on the equity method of accounting as we have a 50% ownership interest in the general partner of Fund II. The activity for our equity investment in Fund II for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):



                                            2003           2002           2001
                                         ------------   ------------   ------------
Beginning balance                          $12,277        $ 7,024        $  --
  Capital contributions to Fund II           5,459          5,150          7,097
  Company portion of Fund II income          2,144          1,810             54
  Distributions from Fund II               (10,671)        (1,707)          (127)
                                         ------------   ------------   ------------
Ending balance                             $ 9,209        $12,277        $ 7,024
                                         ============   ============   ============

As of December 31, 2003, Fund II has loans and investments outstanding totaling $517,591,000, all of which are performing in accordance with the terms of the loan agreements.

For the years ended December 31, 2003, 2002 and 2001, we received $3,904,000, $8,089,000 and $5,884,000, respectively, of fees for management of Fund II.

Fund II GP

Fund II GP serves as the general partner for Fund II. Fund II GP is owned 50% by us and 50% by Citigroup.

We had equity investments in Fund II GP during the years ended December 31, 2003, 2002 and 2001. The activity for our equity investment in Fund II GP is as follows (in thousands):


                                            2003           2002           2001
                                         ------------   ------------   ------------
Beginning balance                          $ 3,499        $ 2,675        $  --
  Capital contributions to Fund II GP          757            823          2,671
  Company portion of Fund II GP income        (786)             1              4
  Distributions from Fund II GP               --             --             --
                                         ------------   ------------   ------------
Ending balance                             $ 3,470        $ 3,499        $ 2,675
                                         ============   ============   ============

In addition, we earned $600,000, $1,505,000 and $1,015,000 of consulting fees from Fund II GP during the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2002 and 2001, we had receivables of $380,000 and $1,015,000, respectively, from Fund II GP, which is included in prepaid and other assets.

In accordance with the limited partnership agreement of Fund II, Fund II GP may earn incentive compensation when certain returns are achieved for the limited partners of Fund II, which will be accrued if and when earned.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


8.  Equity investment in Funds, continued

Fund III

On June 2, 2003, Fund III, our third commercial real estate mezzanine investment fund co-sponsored with affiliates of Citigroup Alternative Investments, effected its initial closing. Fund III commenced its investment operations immediately following the initial closing and on June 27, 2003, July 17, 2003 and August 8, 2003, respectively, Fund III effected its second, third and final closings resulting in total equity commitments in Fund III of $425.0 million. The equity commitments made to Fund III by us and affiliates of Citigroup Alternative Investments are $20.0 million and $80.0 million, respectively.

The activity for our equity investment in Fund III is as follows (in thousands):

                                             2003
                                         ------------
Beginning balance                          $  --
  Capital invested                           2,800
  Costs capitalized                            914
  Company portion of Fund III income            25
  Amortization of capitalized costs            (88)
  Dividends received from Fund III             (88)
                                          ------------
Ending balance                             $ 3,563
                                         ============

As of December 31, 2003, Fund III has loans and investments outstanding totaling $182,315,000, all of which are performing in accordance with the terms of the loan agreements.

Based upon the $425.0 million aggregate equity commitments made at the initial and subsequent closings, during the investment period of Fund III, we will earn annual investment management fees of $6.0 million through the service of our subsidiary, CT Investment Management Co., as investment manager to Fund III. During the year ended December 31, 2003, we received $3,500,000 of fees for management of Fund III.

Investment Costs Capitalized

In connection with entering into the venture agreement and related fund business, we capitalized certain costs, including the cost of warrants issued and legal costs incurred in negotiating and concluding the venture agreement with Citigroup Alternative Investments. These costs are being amortized over the expected life of the fund business and related venture agreement (10 years). The activity for these investment costs for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):


                                             2003           2002           2001
                                         ------------   ------------   ------------
Beginning balance                          $ 6,589        $ 7,443        $ 4,373
  Costs capitalized                           --             --            3,776
  Amortization of capitalized costs           (844)          (854)          (706)
                                         ------------   ------------   ------------
Ending balance                             $ 5,745        $ 6,589        $ 7,443
                                         ============   ============   ============

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


9.  Equipment and Leasehold Improvements

At December 31, 2003 and 2002, equipment and leasehold improvements, net, are summarized as follows (in thousands):


                                       Period of
                                    Depreciation or
                                      Amortization          2003           2002
                                  ---------------------  -----------    ------------

  Office and computer equipment       1 to 3 years          $  566         $  554
  Furniture and fixtures              5 years                  146            146
  Leasehold improvements              Term of leases           388            388
                                                         -----------    ------------
                                                             1,100          1,088
  Less:  accumulated depreciation                             (808)          (698)
                                                         -----------    ------------
                                                            $  292         $  390
                                                         ===========    ============

Depreciation and amortization expense on equipment and leasehold improvements, which are computed on a straight-line basis totaled $124,000, $138,000 and $203,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Equipment and leasehold improvements are included at their depreciated cost in prepaid and other assets in the consolidated balance sheets.

10.  Long-Term Debt

Credit Facility

Effective June 27, 2003, we entered into a new credit agreement with a commercial lender who has been providing credit to us since June 8, 1998.

The credit facility in effect for the year ended December 31, 2002, provided for a $100 million line of credit. In connection with the Company's purchase of the Fund I interest held by affiliates of Citigroup Alternative Investments in January 2003, the Company assumed the obligations under the credit facility entered into by Fund I. There were outstanding borrowings of $24,084,000 on the date of acquisition. The lender for the Fund I credit facility was the same as the lender for our outstanding credit facility and thus the two facilities were combined for reporting purposes with the line of credit being increased to $150 million.

On June 27, 2003, we formally combined under one facility the outstanding borrowings of the two facilities and extended the maturity of the $150 million credit facility for two additional years to July 16, 2005, with an automatic nine month amortizing extension option, if not otherwise extended. We incurred an initial commitment fee of $1,425,000 upon the signing of this new agreement which is being amortized over the remaining term of the agreement.

The credit facility provides for advances to fund lender-approved loans and investments made by us, which we refer to as "funded portfolio assets". Our obligations under the credit facility are secured by pledges of the funded portfolio assets acquired with advances under the credit facilities.

Borrowings under the credit facility bears interest at specified rates over LIBOR, which rates may fluctuate, based upon the credit quality of the funded portfolio assets. This facility is also subject to a minimum usage fee if average borrowings for a quarter are less than a threshold amount. The credit facility provides for margin calls on asset-specific borrowings in the event of asset quality and/or market value deterioration as determined under the credit facility. The credit facility contains customary representations and warranties, covenants and conditions and events of default. The credit facilities also contain a covenant obligating us to avoid undergoing an ownership change that results in John R. Klopp or Samuel Zell no longer retaining their senior offices and directorships with us and practical control of our business and operations.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


10.  Long-Term Debt, continued

At December 31, 2003, we have borrowed $38,868,000 under the credit facility at an average interest rate of LIBOR plus 1.50% (2.62% at December 31, 2003). On December 31, 2003, the unused amount of potential credit under the remaining credit facility was $111,132,000. Assuming no additional utilization under the credit facility and including the amortization of fees paid and capitalized over the term of the credit facility, the all-in effective borrowing cost was 4.58% at December 31, 2003. We have pledged assets of $78,022,000 as collateral for the borrowing against such credit facility.

Term Redeemable Securities Contract

In connection with the purchase of our BB CMBS portfolio as previously described in Note 6, an affiliate of the seller provided financing for 70% of the purchase price, or $137.8 million, at a floating rate of LIBOR plus 50 basis points pursuant to a term redeemable securities contract. This rate was below the market rate for similar financings, and, as such, a discount on the term redeemable securities contract was recorded to reduce the carrying amount by $10.9 million (which has been amortized to $679,000), which had the effect of adjusting the yield to current market terms. The debt had a three-year term that expired in February 2002.

On February 28, 2002, we entered into a new term redeemable securities contract. The current term redeemable securities contract was utilized to finance certain of the assets that were previously financed with a maturing credit facility and term redeemable securities contract. The term redeemable securities contract, which allows for a maximum financing of $75 million, is recourse to us and has a two-year term with an automatic one-year amortizing extension option, if not otherwise extended. We incurred an initial commitment fee of $750,000 upon the signing of the term redeemable securities contract and we pay interest at specified rates over LIBOR. The new term redeemable securities contract contains customary representations and warranties, covenants and conditions and events of default. This term redeemable securities contract expired on February 28, 2004 and was repaid with the financed assets being financed under the credit facility.

At December 31, 2003, we have borrowed $11,651,000 under the term redeemable securities contract at an average interest rate of LIBOR plus 1.91% (3.06% at December 31, 2003). On December 31, 2003, the unused amount of potential credit under the term redeemable securities contract was $63,349,000. Assuming no additional utilization under the term redeemable securities contract and including the amortization of fees paid and capitalized over the term of the term redeemable securities contract, the all-in effective borrowing cost was 6.41% at December 31, 2003. We have pledged assets of $17,957,000 as collateral for the borrowing against such term redeemable securities contract.

Repurchase Obligations

At December 31, 2003, we were obligated to five counterparties under repurchase agreements.

The repurchase obligation with the first counterparty, an affiliate of a securities dealer, was utilized to finance CMBS securities. At December 31, 2003, we have sold CMBS assets with a book and market value of $151,964,000 and have a liability to repurchase these assets for $88,365,000 that is non-recourse to us. This repurchase obligation had an original one-year term that expired in February 2003 and was extended twice to February 2005. The liability balance bears interest at specified rates over LIBOR based upon each asset included in the obligation.

The repurchase obligation with the second counterparty, a securities dealer, arose in connection with the purchase of Federal Home Loan Mortgage Corporation Gold available-for-sale securities. At December 31, 2003, we have sold such assets with a book and market value of $20,052,000 and have a liability to repurchase these assets for $19,461,000. This repurchase agreement comes due monthly and has a current maturity date in March 2004. The liability balance bears interest at LIBOR.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


10.  Long-Term Debt, continued

The repurchase obligation with the third counterparty, a securities dealer, was entered into on May 28, 2003 pursuant to the terms of a master repurchase agreement and provides us with the right to finance up to $50,000,000, which was upsized to $100,000,000 in August 2003, by selling specific assets to the counterparty. To December 31, 2003, the master repurchase agreement has been utilized in connection with the purchase of five loans during 2003. At December 31, 2003, we have sold loans with a book and market value of $53,197,000 and have a liability to repurchase these assets for $16,982,000. The master repurchase agreement terminates on June 1, 2004, with an automatic nine-month amortizing extension option, if not otherwise extended, and bears interest at specified rates over LIBOR based upon each asset included in the obligation.

The repurchase obligations with the fourth counterparty, a securities dealer, were entered into during the third quarter of 2003 in connection with the purchase of a loan and CMBS securities. At December 31, 2003, we have sold a loan and CMBS with a book and market value of $9,950,000 and have a liability to repurchase these assets for $8,210,000. The repurchase agreements are matched to the term of the underlying loan and CMBS that mature between August 2004 and January 2005 and bear interest at specified rates over LIBOR based upon each asset included in the obligation.

The repurchase obligation with the fifth counterparty, a securities dealer, was entered into during 2003 in connection with the purchase of a loan. At December 31, 2003, we have sold a loan with a book and market value of $16,325,000 and have a liability to repurchase this asset for $13,876,000. This repurchase agreement comes due monthly and has a current maturity date in March 2004.

The average borrowing rate in effect for all the repurchase obligations outstanding at December 31, 2003 was LIBOR plus 0.99% (2.15% at December 31,
2003). Assuming no additional utilization under the repurchase obligations and including the amortization of fees paid and capitalized over the term of the repurchase obligations, the all-in effective borrowing cost was 2.65% at December 31, 2003.

11.  Derivative Financial Instruments

On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement of Financial Accounting Standards No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically Statement of Financial Accounting Standards No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of January 1, 2001, the adoption of the new standard resulted in an adjustment of $574,000 to accumulated other comprehensive loss and other liabilities.

In the normal course of business, we are exposed to the effect of interest rate changes. We limit these risks by following established risk management policies and procedures including those for the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with our loans and other financial assets with interest rates on related debt financing, and manage the cost of borrowing obligations.

We do not use derivatives for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from those instruments, nor do we anticipate any material adverse effect on our net income or financial position in the future from the use of derivatives.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


11.  Derivative Financial Instruments, continued

To manage interest rate risk, we may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. To reduce overall interest cost, we use interest rate instruments, typically interest rate swaps, to convert a portion of our variable rate debt to fixed rate debt. Interest rate differentials that arise under these swap contracts are recognized as interest expense over the life of the contracts.

Financial reporting for hedges characterized as fair value hedges and cash flow hedges are different. For those hedges characterized as a fair value hedge, the changes in fair value of the hedge and the hedged item are reflected in earnings each quarter. In the case of the fair value hedges, we are hedging the component of interest rate risk that can be directly controlled by the hedging instrument, and it is this portion of the hedged assets that is recognized in earnings. The non-hedged balance is classified as an available-for-sale security consistent with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and is reported in accumulated other comprehensive income. For those hedges characterized as cash flow hedges, the unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or to earnings, depending on the type of hedging relationship.

We undertook the fair value hedge to sustain the value of our CMBS holdings. This fair value hedge, when viewed in conjunction with the fair value of the securities, was intended to sustain the value of those securities as interest rates rise and fall. During the twelve months ended December 31, 2001, we recognized a loss of $5,479,000 for the decrease in the value of the swap which was substantially offset by a gain of $4,890,000 for the change in the fair value of the securities attributed to the hedged risk resulting in a $589,000 charge to unrealized loss on derivative securities on the consolidated statement of operations. During the period from January 1, 2002 to December 20, 2002, we recognized a loss of $16,234,000 for the decrease in the value of the swap which was substantially offset by a gain of $15,924,000 for the change in the fair value of the securities attributed to the hedged risk resulting in a $310,000 charge to unrealized loss on derivative securities on the consolidated statement of operations. In conjunction with the sale of the CMBS previously discussed in
Note 5, in order to maintain the effectiveness of the hedge, we reduced the maturity of the fair value hedge from December 2014 to November 2009 and recognized a realized gain for the payments received totaling $940,000. On December 23, 2002, in order to eliminate accumulated earnings and profits in anticipation of our election of REIT status for tax purposes, the fair value hedge was settled resulting in a realized loss of $23.6 million.

We utilize cash flow hedges in order to better control interest costs on variable rate debt transactions. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are considered cash flow hedges. During the period from January 1, 2002 to December 20, 2002 and during the year ended December 31, 2001, the fair value of the cash flow swaps decreased by $3.3 million and $2.9 million, respectively, which was deferred into other comprehensive loss until the cash flow hedges were settled on December 23, 2002 and the settlement amount of $6.7 million was recorded as a charge to earnings.

During the period from January 1, 2002 to December 20, 2002 and during the year ended December 31, 2001, we recognized a loss of $62,000 and a gain of $47,000, respectively for the change in time value for qualifying interest rate hedges. The time value is a component of fair value that must be recognized in earnings, and is shown in the consolidated statement of operations as unrealized loss on derivative securities. When the interest rate cap was settled on December 23, 2002, we recognized a realized loss of $51,000 on the consolidated statement of operations.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


11.  Derivative Financial Instruments, continued

In December 2002, we entered into two new cash flow hedge contracts. The following table summarizes the notional value and fair value of our derivative financial instruments at December 31, 2003.


                                                        Interest
 Hedge            Type            Notional Value          Rate         Maturity     Fair Value
---------    ----------------   -----------------     ------------    ---------   -------------
Swap         Cash Flow Hedge       $85,000,000           4.2425%         2015      $   118,000
Swap         Cash Flow Hedge       24,000,000            4.2325%         2015           50,000

On December 31, 2003, the derivative financial instruments were reported at their fair value as interest rate hedge assets and the increase in the fair value of the cash flow swaps of $168,000 was deferred into other comprehensive loss and will be released to earnings over the remaining lives of the swaps. The amount of the hedges' ineffectiveness is immaterial and reported as a component of interest expense.

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with the timing of when the hedged items are also recognized in earnings. Within the next twelve months, we estimate that $3.1 million currently held in accumulated other comprehensive loss will be reclassified to earnings, with regard to the cash flow hedges.

12.  Convertible Trust Preferred Securities

On July 28, 1998, we privately placed originally issued 150,000 8.25% step up convertible trust preferred securities (liquidation amount $1,000 per security) with an aggregate liquidation amount of $150 million.

The convertible trust preferred securities were originally issued by our consolidated statutory trust subsidiary, CT Convertible Trust I, referred to as the "Trust", and represented an undivided beneficial interest in the assets of the Trust that consisted solely of our 8.25% step up convertible junior subordinated debentures in the aggregate principal amount of $154,650,000 that were concurrently sold and originally issued to the Trust. Distributions on the convertible trust preferred securities were payable quarterly in arrears on each calendar quarter-end and correspond to the payments of interest made on the convertible debentures, the sole assets of the Trust. Distributions were payable only to the extent payments were made in respect to the convertible debentures.

We received $145,207,000 in net proceeds, after original issue discount of 3% from the liquidation amount of the convertible trust preferred securities and transaction expenses, pursuant to the above transactions, which were used to pay down our credit facilities. The convertible trust preferred securities were convertible into shares of class A common stock at an initial rate of 85.47 shares of class A common stock per $1,000 principal amount of the convertible debentures held by the Trust (which was equivalent to a conversion price of $35.10 per share of class A common stock).

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


13.  Convertible Trust Preferred Securities, continued

On May 10, 2000, we modified the terms of the $150 million aggregate liquidation amount convertible trust preferred securities. In connection with the modification, the then outstanding convertible trust preferred securities were canceled and new variable step up convertible trust preferred securities with an aggregate liquidation amount of $150,000,000 were issued to the holders of the canceled securities in exchange therefore, and the original underlying convertible debentures were canceled and new 8.25% step up convertible junior subordinated debentures in the aggregate principal amount of $92,524,000 and new 13% step up non-convertible junior subordinated debentures in the aggregate principal amount of $62,126,000 were issued to the Trust, as the holder of the canceled bonds, in exchange therefore. The liquidation amount of the new convertible trust preferred securities was divided into $89,742,000 of convertible amount and $60,258,000 of non-convertible amount, the distribution, redemption and, as applicable, conversion terms of which, mirrored the interest, redemption and, as applicable, conversion terms of the new convertible debentures and the new non-convertible debentures, respectively, held by the Trust.

Distributions on the new convertible trust preferred securities are payable quarterly in arrears on each calendar quarter-end and correspond to the payments of interest made on the new debentures, the sole assets of the Trust. Distributions are payable only to the extent payments are made in respect to the new debentures. The new convertible trust preferred securities initially bore a blended coupon rate of 10.16% per annum which rate was to vary as the proportion of outstanding convertible amount to the outstanding non-convertible amount changes and step up in accordance with the coupon rate step up terms applicable to the convertible amount and the non-convertible amount.

The convertible amount bore a coupon rate of 8.25% per annum through March 31, 2002 and increased on April 1, 2002 to the greater of (i) 10.00% per annum, increasing by 0.75% on October 1, 2004 and on each October 1 thereafter or (ii) a percentage per annum equal to the quarterly dividend paid on a share of common stock multiplied by four and divided by $21.00. The convertible amount is convertible into shares of class A common stock, in increments of $1,000 in liquidation amount, at a conversion price of $21.00 per share. The convertible amount is redeemable by us, in whole or in part, on or after September 30, 2004.

Prior to redemption, the non-convertible amount bore a coupon rate of 13.00% per annum. On September 30, 2002, the non-convertible debentures were redeemed in full, utilizing additional borrowings on the credit facility and repurchase agreements, resulting in a corresponding redemption in full of the related non-convertible amount of convertible trust preferred securities. In connection with the redemption transaction, we expensed the remaining unamortized discount and fees on the redeemed non-convertible amount resulting in $586,000 of additional expense for the year ended December 31, 2002.

For financial reporting purposes, the Trust is treated as our subsidiary and, accordingly, the accounts of the Trust are included in our consolidated financial statements. Intercompany transactions between the Trust and us, including the original convertible and new debentures, have been eliminated in our consolidated financial statements. The original convertible trust preferred securities and the new convertible trust preferred securities are presented as a separate caption between liabilities and shareholders' equity ("convertible trust preferred securities") in our consolidated balance sheet. Distributions on the original convertible trust preferred securities and the new convertible trust preferred securities are recorded, net of the tax benefit, in a separate caption immediately following the provision for income taxes on our consolidated statements of operations.

In accordance with Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," beginning January 1, 2004 we will no longer consolidate the operations of the trust on our financial statements.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


13.  Shareholders' Equity

Authorized Capital

We have the authority to issue up to 200,000,000 shares of stock,  consisting of
(i) 100,000,000 shares of class A common stock and (ii) 100,000,000 shares of preferred stock. The board of directors is generally authorized to issue additional shares of authorized stock without shareholder approval.

Common Stock

Class A common stock are voting shares entitled to vote on all matters presented to a vote of shareholders, except as provided by law or subject to the voting rights of any outstanding preferred stock. Holders of record of shares of class A common stock on the record date fixed by our board of directors are entitled to receive such dividends as may be declared by the board of directors subject to the rights of the holders of any outstanding preferred stock.

Preferred Stock

In 2001, we had outstanding two classes of preferred stock, class A 9.5% cumulative convertible voting preferred Stock and the class B 9.5% cumulative convertible non-voting preferred stock. In December 2001, following the repurchase of all of the outstanding shares of preferred stock (as discussed below), we amended our charter to eliminate from authorized capital the previously designated class A preferred stock and class B preferred stock and increase the authorized shares of preferred stock to 100,000,000.

Common and Preferred Stock Transactions

In March 2000, we commenced an open market stock repurchase program under which we were initially authorized to purchase, from time to time, up to 666,667 shares of class A common stock. Since that time the authorization has been increased by the board of directors to purchase up to 2,366,934 shares of class A common stock. As of December 31, 2003, we had purchased and retired, pursuant to the program, 1,700,584 shares of class A common stock at an average price of $13.13 per share (including commissions).

We have no further obligations to issue additional warrants to affiliates of Citigroup Alternative Investments at December 31, 2003. The value of the warrants at the issuance dates, $4,636,000, was capitalized and is being amortized over the anticipated lives of the fund business venture with affiliates of Citigroup Alternative Investments. On January 31, 2003, we purchased all of the outstanding warrants to purchase 2,842,822 shares of class A common stock for $2,132,000.

In two privately negotiated transactions closed in April 2001, we repurchased for $29,138,000, 210,234 shares of class A common stock, 506,944 shares of Class B common stock, 506,130 shares of class A Preferred Stock and 758,037 shares of Class B Preferred Stock. In addition, in a privately negotiated transaction closed in August 2001, we repurchased for $20,896,000, 66,667 shares of class A common stock, 411,451 shares of Class B common stock, 253,065 shares of class A Preferred Stock and 589,713 shares of Class B Preferred Stock. We have repurchased all of our previously outstanding Preferred Stock and eliminated the related dividend.

On June 18, 2003, we issued 1,075,000 shares of class A common stock in a private placement. Thirty-two separate investors, led by certain institutional clients advised by Lend Lease Rosen Real Estate Securities, LLC, purchased the shares. We received net proceeds of $17.1 million after payment of offering expenses and fees to Conifer Securities, LLC, our placement agent.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


14.  Stockholders' Equity, continued

Earnings per Share

The following table sets forth the calculation of Basic and Diluted EPS for the years ended December 31, 2003 and 2002:



                                     Year Ended December 31, 2003         Year Ended December 31, 2002
                                 -------------------------------------  -----------------------------------
                                                             Per Share                            Per Share
                                  Net Income      Shares      Amount      Net Loss       Shares    Amount
                                 ------------- ------------- ---------  -------------  ---------- ---------
Basic EPS:
  Net earnings / (loss)
    allocable to common stock    $13,525,000    5,946,718    $  2.27    $(9,738,000)    6,008,731  $ (1.62)
                                                             =========                            =========

Effect of Dilutive
Securities:
  Options outstanding for
    the purchase of common stock        --         67,581                     --            --

  Convertible trust
    preferred securities
    exchangeable for
    shares of common stock         9,452,000    4,273,422                     --            --
                                 ------------- -------------          --------------  -----------

Diluted EPS:
  Net earnings / (loss)
    per share of common
    stock and assumed
    conversions                   $22,977,000   10,287,721    $  2.23  $(9,738,000)   6,008,731    $ (1.62)
                                 ============= ============= ======== ============== ============ =========


The following table sets forth the calculation of Basic and Diluted EPS for the year ended December 31, 2001:

                                Year Ended December 31, 2001
                            -------------------------------------
                                                        Per Share
                             Net Income      Shares      Amount
                            ------------- ------------- ---------

Basic EPS:
  Net earnings allocable
    to common stock          $8,764,000     6,722,106    $  1.30
                                                        =========

Effect of Dilutive
Securities:
  Options outstanding for
    the purchase of common        --           32,144
    stock
  Warrants outstanding for
    the purchase of common        --          140,316
    stock
  Future commitments for
    stock unit awards for
    the issuance of common          --         16,667
    stock
  Convertible trust
    preferred securities
    exchangeable for          4,120,000     4,273,504
    shares of common stock
  Convertible preferred         606,000       856,631
    stock
                            ------------- -------------

Diluted EPS:
  Net earnings per share
    of common stock and
    assumed conversions      $13,490,000   12,041,368    $  1.12
                            ============= ============= =========

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


14.  General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2003, 2002 and 2001 consist of (in thousands):

                                 2003               2002               2001
                          ----------------   ---------------    ---------------
Salaries and benefits       $   8,306          $   9,276          $  11,082
Professional services           2,127              1,806              1,545
Other                           2,887              2,914              2,755
                          ----------------   ---------------    ---------------
Total                       $  13,320          $  13,996          $  15,382
                          ================   ===============    ===============

15.   Income Taxes

The Company intends to make an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal income tax. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our stockholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates. We may also be subject to certain state and local taxes on our income and property. Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income. At December 31, 2003, we were in compliance with all REIT requirements.

During the year ended December 31, 2003, we recorded $646,000 of income tax expense for income that was attributable to taxable REIT subsidiaries. Our effective tax rate for the year ended December 31, 2003 attributable to our taxable REIT subsidiaries was 107.9%. The difference between the U.S. federal statutory tax rate of 35% and the effective tax rate was primarily state and local taxes, net of federal tax benefit, and compensation in excess of deductible limits.

We have federal net operating loss carryforwards as of December 31, 2003 of approximately $12.4 million. Such net operating loss carryforwards expire through 2021. Due to an ownership change in January 1997 and another prior ownership change, a substantial portion of the net operating loss carryforwards are limited for federal income tax purposes to approximately $1.4 million annually. Any unused portion of such annual limitation can be carried forward to future periods. We also have federal capital loss carryforwards as of December 31, 2003 of approximately $29.4 million that expire in 2007. The utilization of these carryforwards would not reduce federal income taxes but would reduce required distributions to maintain REIT status.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes.

As we are operating in a manner to meet the qualifications to be taxed as a REIT for federal income tax purposes during the 2003 tax year, we do not expect we will be liable for income taxes or taxes on "built-in gain" on our assets at the federal level or in most states in future years, other than on our taxable REIT subsidiary. Accordingly, we eliminated substantially all of our deferred tax liabilities other than that related to our taxable REIT subsidiary at December 31, 2002. The amounts for 2003 relate only to differences related to taxable earnings of our taxable REIT subsidiaries.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


15.   Income Taxes, continued

The components of the net deferred tax assets are as follows (in thousands):


                                                                   December 31,
                                                           ---------------------------
                                                              2003           2002
                                                           ------------  -------------
  Fund II incentive management fees recognized for tax
      purposes not recorded for book                         $ 3,230       $   --
  Net operating loss carryforward                                --          4,849
  Capital loss carryforward                                      --         13,573
  Reserves on other assets and for possible credit losses        --          2,689
  Other                                                          279        (2,858)
                                                           ------------  -------------
  Deferred tax assets                                          3,509        18,253
  Valuation allowance                                           (140)      (16,668)
                                                           ------------  -------------
                                                             $ 3,369       $ 1,585
                                                           ============  =============

We recorded a valuation allowance to reserve a portion of our net deferred assets in accordance with Statement of Financial Accounting Standards No. 109. Under Statement of Financial Accounting Standards No. 109, this valuation allowance will be adjusted in future years, as appropriate. However, the timing and extent of such future adjustments cannot presently be determined.

Prior to 2003, we filed a consolidated federal income tax return as a C-corporation. The provision for income taxes for the years ended December 31, 2002 and 2001 is comprised as follows (in thousands):

                                          2002          2001
                                      ------------- -------------
     Current
       Federal                          $ 8,752       $10,642
       State                              2,654         3,811
       Local                              2,802         3,473
     Deferred
       Federal                            5,152          (732)
       State                              1,483           (72)
       Local                              1,595          (240)
                                      ------------- -------------
     Provision for income taxes         $22,438       $16,882
                                      ============= =============

The reconciliation of income tax computed at the U.S. federal statutory tax rate (35%) to the effective income tax rate for the years ended December 31, 2002 and 2001 are as follows (in thousands):


                                                          2002                2001
                                                   ------------------- --------------------
                                                      $          %        $          %
                                                   --------- --------- --------- ----------
  Federal income tax at statutory rate              $ 7,404     35.0%   $12,156     35.0%

  State and local taxes, net of federal tax
    benefit                                           5,547     26.2%     4,532     13.1%
  Utilization of net operating loss
    carryforwards                                      (490)    (2.3)%     (490)    (1.4)%
  Capital loss carryforwards not recognized
    due to uncertainty of utilization                10,304     48.7%       --       -- %
  Compensation in excess of deductible
    limits                                              502      2.4%       642      1.8%
  Reduction of net deferred tax liabilities          (2,783)   (13.1)%      --       -- %
  Other                                               1,954      9.2%        42      0.1%
                                                   --------- --------- --------------------
                                                    $22,438    106.1%   $16,882     48.6%
                                                   ========= ========= ====================

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


16.  Employee Benefit Plans

Employee 401(k) and Profit Sharing Plan

In 1999, we instituted a 401(k) and profit sharing plan that allows eligible employees to contribute up to 15% of their salary into the plan on a pre-tax basis, subject to annual limits. We have committed to make contributions to the plan equal to 3% of all eligible employees' compensation subject to annual limits and may make additional contributions based upon earnings. Our contribution expense for the years ended December 31, 2003, 2002 and 2001, was $103,000, $110,000 and $196,000, respectively.

1997 Long-Term Incentive Stock Plan

Our 1997 amended and restated long-term incentive stock plan permits the grant of nonqualified stock option, incentive stock option, restricted stock, stock appreciation right, performance unit, performance stock and stock unit awards. A maximum of 147,001 shares of class A common stock may be issued during the fiscal year 2004 pursuant to awards under the incentive stock plan and the director stock plan (as discussed below) in addition to the shares subject to awards outstanding under the two plans at December 31, 2003. The maximum number of shares that may be subject to awards to any employee during the term of the plan may not exceed 333,334 shares and the maximum amount payable in cash to any employee with respect to any performance period pursuant to any performance unit or performance stock award is $1.0 million.

Incentive stock options shall be exercisable no more than ten years after their date of grant and five years after the grant in the case of a 10% stockholder and vest over a period of three years with one-third vesting at each anniversary date. Payment of an option may be made with cash, with previously owned class A common stock, by foregoing compensation in accordance with performance compensation committee or compensation committee rules or by a combination of these.

Restricted stock may be granted under the long-term incentive stock plan with performance goals and periods of restriction as the board of directors may designate. The performance goals may be based on the attainment of certain objective and/or subjective measures. In 2003, 2002 and 2001, we issued 17,500 shares, 25,125 shares and 75,927 shares, respectively, of restricted stock. 12,707 shares were canceled in 2003 and 20,791 shares were canceled in 2001 upon the resignation of employees prior to vesting. The shares of restricted stock issued in 2003 vest one-third on each of the following dates: February 1, 2004, February 1, 2005 and February 1, 2006. The shares of restricted stock issued in 2002 vest one-third on each of the following dates: February 1, 2003, February 1, 2004 and February 1, 2005. The shares of restricted stock issued in 2001 vest one-third on each of the following dates: February 1, 2002, February 1, 2003 and February 1, 2004. We also granted 17,361 shares of performance based restricted stock in 1999, which were canceled in 2002.

The long-term incentive stock plan also authorizes the grant of stock units at any time and from time to time on such terms as shall be determined by the board of directors or administering compensation committee. Stock units shall be payable in class A common stock upon the occurrence of certain trigger events. The terms and conditions of the trigger events may vary by stock unit award, by the participant, or both.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


16.  Employee Benefit Plans

The following table summarizes the activity under the long-term incentive stock plan for the years ended December 31, 2003, 2002 and 2001:



                                                                              Weighted
                                       Options        Exercise Price       Average Exercise
                                     Outstanding        per Share          Price per Share
                                     ------------  ---------------------  ----------------
  Outstanding at January 1, 2001        473,016       $12.375 - $30.00          21.11
    Granted in 2001                     151,512        $13.50 - $16.50          13.85
    Canceled in 2001                    (47,446)      $12.375 - $30.00          20.50
                                     ------------                         ----------------
  Outstanding at December 31, 2001      577,082       $12.375 - $30.00        $ 19.26
    Granted in 2002                      97,340            $15.90               15.90
    Canceled in 2002                    (17,172)      $12.375 - $18.00          13.79
                                     ------------                         ----------------
  Outstanding at December 31, 2002      657,250       $12.375 - $30.00        $ 18.51
    Exercised in 2003                   (18,445)      $12.375 - $18.00          15.20
    Canceled in 2003                   (121,337)      $12.375 - $30.00          18.51
                                     ------------                         ----------------
  Outstanding at December 31, 2003      517,468       $12.375 - $30.00        $ 19.09
                                     ============                         ================

At December 31, 2003, 2002 and 2001, options to purchase 417,730, 435,669 and 337,225 shares, respectively, were exercisable. At December 31, 2003, the outstanding options have various remaining contractual lives ranging from 2.00 to 8.09 years with a weighted average life of 5.59 years. The following table presents the options outstanding and exercisable at December 31, 2003 within price ranges:

                   Range for                     Total           Total
                Exercise Prices                 Options         Options
                   per Share                  Outstanding     Exercisable
            -------------------------        --------------- ---------------
               $12.375 - $15.00                  142,788          105,613
                $15.01 - $18.00                  249,122          186,559
                $18.01 - $21.00                     --               --
                $21.01 - $24.00                     --               --
                $24.01 - $27.00                   33,334           33,334
                $27.01 - $30.00                   92,224           92,224
                                             --------------- ---------------
            Total                                517,468          417,730
                                             =============== ===============


1997 Non-Employee director stock plan

Our 1997 amended and restated non-employee director stock plan permits the grant of nonqualified stock option, restricted stock, stock appreciation right, performance unit, performance stock and stock unit awards. A maximum of 147,001 shares of class A common stock may be issued during the fiscal year 2004 pursuant to awards under the director stock plan and the long-term incentive stock plan, in addition to the shares subject to awards outstanding under the two plans at December 31, 2003.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


16.  Employee Benefit Plans, continued

The board of directors shall determine the purchase price per share of class A common stock covered by nonqualified stock options granted under the director stock plan. Payment of nonqualified stock options may be made with cash, with previously owned shares of class A common stock, by foregoing compensation in accordance with board rules or by a combination of these payment methods. Stock appreciation rights may be granted under the plan in lieu of nonqualified stock options, in addition to nonqualified stock options, independent of nonqualified stock options or as a combination of the foregoing. A holder of stock appreciation rights is entitled upon exercise to receive shares of class A common stock, or cash or a combination of both, as the board of directors may determine, equal in value on the date of exercise to the amount by which the fair market value of one share of class A common stock on the date of exercise exceeds the exercise price fixed by the board on the date of grant (which price shall not be less than 100% of the market price of a share of class A common stock on the date of grant) multiplied by the number of shares in respect to which the stock appreciation rights are exercised.

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

The following table summarizes the activity under the director stock plan for the years ended December 31, 2003, 2002 and 2001:



                                                                              Weighted
                                       Options        Exercise Price       Average Exercise
                                     Outstanding        per Share          Price per Share
                                     ------------  ---------------------  ----------------
  Outstanding at January 1, 2001         85,002         $18.00-$30.00           27.65
    Granted in 2001                        --              $  --                --
                                     ------------                         ----------------
  Outstanding at December 31, 2001       85,002         $18.00-$30.00           27.65
    Granted in 2002                        --              $  --                --
                                     ------------                         ----------------
  Outstanding at December 31, 2002       85,002         $18.00-$30.00           27.65
    Granted in 2003                        --              $  --                --
                                     ------------                         ----------------
  Outstanding at December 31, 2003       85,002         $18.00-$30.00         $ 27.65
                                     ============                         ================

At December 31, 2003, 2002 and 2001, all of the options outstanding were exercisable. At December 31, 2003, the outstanding options have a remaining contractual life of 3.54 years to 4.08 years with a weighted average life of
3.98 years. 16,668 of the options are priced at $18.00 and the remaining 68,334 are priced at $30.00.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


17.  Fair Values of Financial Instruments

The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based upon estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement of Financial Accounting Standards No. 107 excludes certain financial instruments and all non-financial instruments from our disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of we.

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

  Credit facility: The credit facilities are at floating rates of interest for which the spread over LIBOR is at rates that are similar to those in the market currently. Therefore, the carrying value is a reasonable estimate of fair value.

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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


17.  Fair Values of Financial Instruments, continued

The carrying amounts of all assets and liabilities approximate the fair value except as follows (in thousands):



                                                       December 31, 2003            December 31, 2002
                                                    -------------------------    -------------------------
                                                     Carrying        Fair         Carrying        Fair
                                                      Amount         Value         Amount         Value
                                                    -----------    ----------    -----------    ----------
 Financial Assets:
  Loans receivable                                  $ 183,721      $ 191,395     $ 121,329      $ 127,348
  Convertible trust preferred securities               89,466         94,874        88,988         88,988



18.  Supplemental Schedule of Non-Cash and Financing Activities

Interest paid on our outstanding debt for 2003, 2002 and 2001 was $18,980,000, $32,293,000 and $38,290,000, respectively. Income taxes paid by us in 2003, 2002 and 2001 were $2,454,000, $8,275,000 and $11,583,000, respectively.

19.  Transactions with Related Parties

We entered into a consulting agreement, dated as of January 1, 1998, with one of our directors. The consulting agreement had an initial term of one year, which was subsequently extended to December 31, 2002 and then allowed to expire. Pursuant to the agreement, the director provided consulting services for us including new business identification, strategic planning and identifying and negotiating mergers, acquisitions, joint ventures and strategic alliances. During each of the years ended December 31, 2002 and 2001, we incurred expenses of $96,000 in connection with this agreement.

Effective January 1, 2000, we entered into a consulting agreement with another director. The consulting agreement had an initial term of two years that expired on December 31, 2002. Under this agreement, the consultant was paid $15,000 per month for which the consultant provided services for us including serving on the management committees for Fund I and Fund II and any other tasks and assignments requested by the chief executive officer. Effective January 1, 2003, we entered into a new consulting agreement with the director with a term of two years that expires on December 31, 2004. Under the new agreement, the consultant is paid $10,000 per month for which the consultant provides services for us including serving on the management committees for Fund I and Fund II, serving on the board of directors of Fund III, and any other tasks and assignments requested by the chief executive officer. During the years ended December 31, 2003, 2002 and 2001, we incurred expenses of $120,000, $180,000 and $180,000, respectively in connection with these agreements.

We pay Equity Group Investments, L.L.C. and Equity Risk Services, Inc., affiliates under common control of the chairman of the board of directors, for certain corporate services provided to us. These services include consulting on insurance matters, risk management, and investor relations. During the years ended December 31, 2003, 2002 and 2001, we incurred $48,000, $57,000 and
$100,000, respectively, of expenses in connection with these services.

We pay Global Realty Outsourcing, Inc., a company in which we have an equity investment and on whose board of directors our president and chief executive officer serves, for consulting services relating to monitoring assets and evaluating potential investments. During the years ended December 31, 2003, 2002 and 2001, we incurred $147,000, $13,000 and $30,000, respectively, of expenses in connection with these services.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


20.  Commitments and Contingencies

Leases

We lease premises and equipment under operating leases with various expiration dates. Minimum annual rental payments at December 31, 2003 are as follows (in thousands):

Years ending December 31:
-------------------------
  2004                                                             $   971
  2005                                                                 962
  2006                                                                 962
  2007                                                                 962
  2008                                                                 481
  Thereafter                                                            --
                                                                 -------------
                                                                   $ 4,338
                                                                 =============

Rent expense for office space and equipment amounted to $902,000, $899,000 and $852,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Litigation

In the normal course of business, we are subject to various legal proceedings and claims, the resolution of which, in management's opinion, will not have a material adverse effect on our consolidated financial position or our results of operations.

Employment Agreements

We have an employment agreement with our chief executive officer that provided for an initial five-year term of employment that ended July 15, 2002. The agreement has been automatically extended twice for one-year terms, and currently ends on July 15, 2004, and contains extension options that extend the agreement for additional one-year terms automatically unless terminated by either party by April 17, 2004. The employment agreement currently provides for an annual base salary of $600,000, subject to calendar year cost of living increases at the discretion of the board of directors. The chief executive officer is also entitled to annual incentive cash bonuses to be determined by the board of directors based on individual performance and our profitability and is a participant in our long-term incentive stock plan and other employee benefit plans.

21.  Segment Reporting

We have established two reportable segments beginning January 1, 2003. We have an internal information system that produces performance and asset data for our two segments along service lines.

The Balance Sheet Investment segment includes all of our activities related to direct loan and investment activities (including direct investments in Funds) and the financing thereof.

The Investment Management segment includes all of our activities related to investment management services provided us and third-party funds under management and includes our taxable REIT subsidiary, CT Investment Management Co., and its subsidiaries.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


21.  Segment Reporting, continued

The following table details each segment's contribution to the Company's overall profitability and the identified assets attributable to each such segment for the year ended and as of December 31, 2003, respectively (in thousands):



                                                 Balance Sheet     Investment    Inter-Segment
                                                   Investment      Management      Activities        Total
                                                 --------------- --------------- --------------- ---------------

Income from loans and other investments:
  Interest and related income                      $    38,246     $     --        $     --        $    38,246
  Less:  Interest and related expenses                  (9,845)          --              --             (9,845)
                                                 --------------- --------------- --------------- ---------------
    Income from loans and other
    investments, net                                    28,401           --              --             28,401
                                                 --------------- --------------- --------------- ---------------

Other revenues:
  Management and advisory fees                           --             11,259          (3,239)          8,020
  Income/(loss) from equity investments in
  Funds                                                  2,312            (786)          --              1,526
  Other interest income                                     29             185            (161)             53
                                                 --------------- --------------- --------------- ---------------
    Total other revenues                                 2,341          10,658          (3,400)          9,599
                                                 --------------- --------------- --------------- ---------------

 Other expenses:
  General and administrative                             3,214          10,106          --              13,320
  Management fees paid                                   3,239           --             (3,239)          --
  Other interest expense                                   161           --               (161)          --
  Depreciation and amortization                            845             212          --               1,057
                                                 --------------- --------------- --------------- ---------------
    Total other expenses                                 7,459          10,318          (3,400)         14,377
                                                 --------------- --------------- --------------- ---------------

  Income before income taxes and distributions
    and amortization on convertible trust
    preferred securities                                23,283             340           --             23,623
Provision for income taxes                                --               646           --                646
                                                 --------------- --------------- --------------- ---------------
  Income before distributions and amortization
    on convertible trust preferred securities           23,283            (306)          --             22,977
  Distributions and amortization on convertible
    trust preferred securities                           9,452           --              --              9,452
                                                 --------------- --------------- --------------- ---------------
  Net income allocable to class A common stock   $      13,831   $        (306)    $     --      $      13,525
                                                 =============== =============== =============== ===============
  Total Assets                                   $     387,727   $      24,151   $     (14,734)  $     397,144
                                                 =============== =============== =============== ===============

All revenues were generated from external sources within the United States. The Investment Management segment earned fees of $3,239,000 for management of the Balance Sheet Investment segment for the year ended December 31, 2003, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the tables above.

Prior to January 1, 2003, we managed our operations as one segment; therefore separate segment reporting is not presented for 2002 and 2001, as the financial information for that segment is the same as the information in the consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


22.  Risk Factors

Our assets are subject to various risks that can affect results, including the level and volatility of prevailing interest rates and credit spreads, adverse changes in general economic conditions and real estate markets, the deterioration of credit quality of borrowers and the risks associated with the ownership and operation of real estate. Any significant compression of the spreads of the interest rates earned on interest-earning assets over the interest rates paid on interest-bearing liabilities could have a material adverse effect on our operating results as could adverse developments in the availability of desirable loan and investment opportunities and the ability to obtain and maintain targeted levels of leverage and borrowing costs. Adverse changes in national and regional economic conditions, including acts of terrorism, can have an effect on real estate values increasing the risk of undercollateralization to the extent that the fair market value of properties serving as collateral security for our assets are reduced. Numerous factors, such as adverse changes in local market conditions, competition, increases in operating expenses and uninsured losses, can affect a property owner's ability to maintain or increase revenues to cover operating expenses and the debt service on the property's financing and, consequently, lead to a deterioration in credit quality or a loan default and reduce the value of our assets. In addition, the yield to maturity on our CMBS assets are subject to the default and loss experience on the underlying mortgage loans, as well as by the rate and timing of payments of principal. If there are realized losses on the underlying loans, we may not recover the full amount, or possibly, any of our initial investment in the affected CMBS asset. To the extent there are prepayments on the underlying mortgage loans as a result of refinancing at lower rates, our CMBS assets may be retired substantially earlier than their stated maturities leading to reinvestment in lower yielding assets. There can be no assurance that our assets will not experience any of the foregoing risks or that, as a result of any such experience, we will not suffer a reduced return on investment or an investment loss.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


23.  Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2003, 2002 and 2001 (in thousands except per share data):



                                        March 31         June 30      September 30     December 31
                                      ------------    ------------    ------------    ------------
2003
----
    Revenues                             $11,139         $10,652         $14,517         $ 11,537
    Net income                           $ 2,545         $ 2,586         $ 4,786         $  3,608
    Net income per share of
      common stock:
        Basic                            $  0.46         $  0.46         $  0.74         $   0.55
        Diluted                          $  0.46         $  0.46         $  0.66         $   0.54


2002
----
    Revenues                             $13,886         $16,579         $16,843         $  9,695
    Net income                           $ 1,573         $ 1,117         $ 1,553         $(13,981)
    Net income per share of
      common stock:
        Basic                            $  0.25         $  0.18         $  0.26         $  (2.53)
        Diluted                          $  0.24         $  0.18         $  0.25         $  (2.53)


2001
----
    Revenues                             $19,180         $19,849         $20,824         $ 18,807
    Net income                           $ 1,724         $ 2,675         $ 2,899         $  2,072
    Preferred stock dividends            $   404         $   125         $    77         $   --
    Net income per share of
      common stock:
        Basic                            $  0.18         $  0.38         $  0.44         $   0.33
        Diluted                          $  0.18         $  0.30         $  0.34         $   0.29