Form 10-K/A
period 2003-12-31
CAPITAL TRUST INC
filed 2004-04-29
CIK 1061630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2003
                                  -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Transition period from _____________ to _______________

Commission File Number 1-14788
                       --------

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

None

                                EXPLANATORY NOTE
                                ----------------

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K (the "Annual Report") filed on March 3, 2004 with the Securities and Exchange Commission solely for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934. We will not file our definitive proxy statement within 120 days of our fiscal year ended December 31, 2003 and therefore, we are amending and restating in their entirety, Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the March 3, 2004 filing of our Annual Report nor does it modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and the reflected below.

--------------------------------------------------------------------------------

                               CAPITAL TRUST, INC.

--------------------------------------------------------------------------------

PART III

---------------------------------------------------------------------------

Item 10.   Directors and Executive Officers of the Registrant                  1
Item 11.   Executive Compensation                                              6
Item 12.   Security Ownership of Certain Beneficial Owners and Management     10
Item 13.   Certain Relationships and Related Transactions                     14
Item 14.   Principal Accountant Fees and Services                             15

---------------------------------------------------------------------------

PART IV

---------------------------------------------------------------------------

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K    17

---------------------------------------------------------------------------

Signatures                                                                    18

                                    PART III

------------------------------------------------------------------------------

Item 10.       Directors and Executive Officers of the Registrant

------------------------------------------------------------------------------

        As of the date of our 2004 annual meeting of shareholders which will be held on June 17, 2004, the number of directors that comprise our entire board of directors will be fixed at nine. Eight directors will be proposed for election at the annual meeting to hold office as directors until our next annual meeting of shareholders and until their successors are elected and qualify. All eight nominees currently serve on our board of directors.

        In light of the provisions requiring a majority of independent directors and other corporate governance requirements recently adopted by New York Stock Exchange and the guidelines published by Institutional Shareholder Services imposing limits on the maximum number of boards on which an individual may concurrently serve, Sheli Z. Rosenberg resigned from our board and Gary R. Garrabrant and Steven Roth agreed not to stand for re-election.

        As of the annual meeting, our board of directors will appoint another director who will meet the independence criteria set forth in the New York Stock Exchange listing standards to fill the vacancy created by the election of only eight directors at the annual meeting. The vacancy will be filled by board appointment and no nominations from the floor at the annual meeting will be considered or acted upon.

        Our board of directors has determined that Messrs. Altman, Dobrowski and Nassau and Dr. Sagalyn are independent under the criteria for independence set forth in the listing standards of the New York Stock Exchange. With the appointment of an additional independent director to fill the vacancy, we will meet the New York Stock Exchange requirement for a majority of independent directors serving on the board of directors.

Nominees for Election as Directors

        The names, ages as of April 27, 2004, and existing positions with us of the nominees, if any, are as follows:


Name                             Age       Office or Position Held
----                             ---       -----------------------
Samuel Zell...............       62        Chairman of the Board of Directors
Jeffrey A. Altman.........       37        Director
Thomas E. Dobrowski.......       60        Director
Martin L. Edelman.........       62        Director
Craig M. Hatkoff..........       50        Director
John R. Klopp.............       50        Director, Chief Executive Officer and
                                           President
Henry N. Nassau...........       49        Director
Lynne B. Sagalyn..........       56        Director

        The name, principal occupation for the last five years, selected biographical information and the period of service as our director of each of the nominees are set forth below.

        Samuel Zell has been the chairman of our board of directors since 1997. Mr. Zell is chairman of Equity Group Investments, L.L.C., a privately-held investment company. He is chairman of the board of trustees of Equity Residential, a REIT specializing in the ownership and management of multi-family housing, and of Equity Office Properties Trust, a REIT specializing in the ownership and management of office buildings. He also serves as chairman of the board of Anixter International Inc., a provider of integrated network and cabling systems; Manufactured Home Communities, Inc., a REIT specializing in the ownership and management of manufactured home communities; and Rewards Network, Inc., an administrator of consumer loyalty rewards programs. Additionally, he serves as chairman of Danielson Holding Corporation, a holding company for insurance, marine transportation and waste-to-energy businesses. Since July 2002, Mr. Zell has been chief executive officer of Danielson. Mr. Zell has announced his intention to step down as chief executive officer and as a director of Danielson prior to December 31, 2004.

        Jeffrey A. Altman has been a director since 1997. Mr. Altman is the sole managing partner of Owl Creek Asset Management, L.P., a manager of distressed securities and value equities hedge funds, which he founded in February 2002. Mr. Altman previously served from November 1996 to 2001 as a senior vice president of Franklin Mutual Advisers, Inc., formerly Heine Securities Corporation, a registered investment adviser, and a vice president of Franklin Mutual Series Fund Inc., a mutual fund with assets in excess of $20 billion, advised by Franklin Mutual Advisers. From August 1988 to October 1996, Mr. Altman was an analyst with Franklin Mutual Advisers.

        Thomas E. Dobrowski has been a director since 1998. Mr. Dobrowski is the managing director of Real Estate and Alternative Investments for General Motors Asset Management, an investment manager for several pension funds of General Motors Corporation and its subsidiaries, as well as for several third party clients. Mr. Dobrowski is a trustee of Equity Office Properties Trust and a director of Manufactured Home Communities, Inc.

        Martin L. Edelman has been a director since 1997. Mr. Edelman has been of counsel to Paul, Hastings, Janofsky & Walker LLP, and prior thereto Battle Fowler LLP, each a law firm that has provided services to us. Mr. Edelman was a partner with Battle Fowler LLP from 1972 to 1993. He has been a director of Cendant Corporation and a member of the executive committee of that corporation's board of directors since November 1993. Mr. Edelman also serves as a director of Ashford Hospitality Trust.

        Craig M. Hatkoff has been a director since 1997. From 1997 to 2000, Mr. Hatkoff served as our vice chairman. Mr. Hatkoff is chairman of Turtle Pond Publications LLC, which is active in children's publishing and entertainment, and is a private investor in other entrepreneurial ventures. Mr. Hatkoff was a founder and a managing partner of Victor Capital Group, L.P., or Victor Capital, from 1989 until our acquisition of Victor Capital in July 1997. Mr. Hatkoff was a managing director and co-head of Chemical Realty Corporation, the real estate investment banking arm of Chemical Banking Corporation, from 1982 until 1989. From 1978 to 1982, Mr. Hatkoff was the head of new product development in Chemical Bank's Real Estate Division, where he previously served as a loan officer. Mr. Hatkoff is a trustee of the New York City Construction Authority, an agency responsible for the construction of all public schools in New York City.

        John R. Klopp has been a director since 1997, and our chief executive officer and president since 1997 and 1999, respectively. Mr. Klopp was a founder and a managing partner of Victor Capital from 1989 until the acquisition of Victor Capital by us in July 1997. Mr. Klopp was a managing director and co-head of Chemical Realty Corporation from 1982 until 1989. From 1978 to 1982, Mr. Klopp held various positions with Chemical Bank's Real Estate Division, where he was responsible for originating, underwriting and monitoring portfolios of construction and permanent loans.

        Henry N. Nassau has been a director since 2003. Mr. Nassau was the chief operating officer of Internet Capital Group, Inc., an internet holding company, from December 2002 until June 2003 having previously served as managing director, general counsel and secretary since May 1999. Since September 2003, Mr. Nassau has been a partner at the law firm, Dechert LLP. Mr. Nassau was previously a partner at Dechert LLP from September 1987 to May 1999 and was chair of the firm's Business Department from January 1988 to May 1999. At Dechert LLP, Mr. Nassau engages in the practice of corporate law, concentrating on mergers and acquisitions, public offerings, private equity, and venture capital financing.

        Lynne B. Sagalyn has been a director since 1997. Dr. Sagalyn is Professor of Real Estate Development and Planning at the University of Pennsylvania, with appointments at both the Department of City Planning and the Wharton School's Real Estate Department. From 1992 until her appointments at the University of Pennsylvania in 2004, Dr. Sagalyn served as a professor and the Earl W. Kazis and Benjamin Schore Director of the MBA Real Estate Program and Paul Milstein Center for Real Estate at the Columbia University Graduate School of Business. She also serves on the faculty of the Weimer School for Advanced Studies in Real Estate and Land Economics. Dr. Sagalyn is a director of United Dominion Realty Trust, a self-administered REIT in the apartment communities sector and serves as its audit committee chairperson. Additionally, Dr. Sagalyn is a board member of J.P. Morgan U.S. Real Estate Income and Growth Fund and has served on the New York City Board of Education Chancellor's Commission on the Capital Plan.

Audit Committee

        The audit committee is currently comprised of Messrs. Dobrowski and Nassau and Dr. Sagalyn with Dr. Sagalyn serving as the committee's chairperson. All audit committee members meet the independence criteria and have the qualifications set forth in the listing standards of the New York Stock Exchange and Rule 10A-3 under the Securities Exchange Act of 1934. Each of Messrs. Dobrowski and Nassau is qualified as an audit committee financial expert within the meaning of Item 401(h) of Regulation S-K under the Securities Exchange Act of 1934 and our board of directors has determined that they have the accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange. The SEC has determined that the audit committee financial expert designation does not impose on the person with that designation any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the audit committee of the board of directors in the absence of such designation. The audit committee appoints our independent auditors, oversees the quality and integrity of our financial reporting and the audits of our financial statements by our independent auditors and in fulfilling its oversight function, reviews with our management and independent auditors the scope and result of the annual audit, our auditors' independence and our accounting policies. Our board of directors has adopted a written charter under which the audit committee will operate following the annual meeting. This charter will be posted on our corporate website at www.capitaltrust.com as of the annual meeting.

        The audit committee has adopted complaint procedures for accounting, internal control and auditing matters in accordance with Rule 10A-3 under the Securities Exchange Act of 1934. The full text of these complaint procedures will be available on our corporate website at www.capitaltrust.com as of the annual meeting.

Compensation of Directors

        Generally, our non-employee directors are not paid any cash fees for their services as such, but rather are compensated with an annual award of stock units under our 1997 amended and restated non-employee director stock plan with a value equal to $30,000. However, two of our non-employee directors have elected and will continue to be paid an annual cash retainer of $30,000. The number of stock units awarded to each director, which are convertible into an equal number of shares of class A common stock according to individual schedules set by each director, is determined quarterly in arrears by dividing one-quarter of the annual retainer amount ($7,500) by the average closing price of the class A common stock for the quarter. The stock units vest when issued. There is currently no separate compensation for service on committees of the board of directors. All directors are also reimbursed for travel expenses incurred in attending board and committee meetings.

Compensation Committee Interlocks and Insider Participation

        The compensation committee of the board of directors was comprised during 2003 of Messrs. Altman, Edelman and Klopp, Ms. Rosenberg and Dr. Sagalyn. Other than Mr. Klopp, none of the committee's members was employed by us as an officer or employee during 2003. No committee member had any interlocking relationships requiring disclosure under applicable rules and regulations.

        For a description of certain relationships and transactions with members of the board of directors or their affiliates, see "-Certain Relationships and Related Transactions" beginning on page 14.

Executive and Senior Officers

        The following sets forth the positions, ages as of April 27, 2004 and selected biographical information for our executive and senior officers who are not directors.

        Jeremy FitzGerald, age 40, has served as a managing director since 1997. Ms. FitzGerald is responsible for originating, structuring and negotiating high yield investments. Prior to that time, she served as a principal of Victor Capital Group and had been employed in various positions at such firm since May 1990. She was previously employed in various positions at PaineWebber Incorporated.

        Peter S. Ginsberg, age 41, has served as a managing director since 2003. Mr. Ginsberg is responsible for originating, structuring and negotiating high yield investments. He has been employed by us in various positions since 1997. He was previously employed as a senior associate at a New York City law firm focusing on real estate finance and investments.

        Geoffrey G. Jervis, age 32, has served as our director of capital markets since 2004 and previously served as our vice president since 2003. He has been employed by us in various positions since 1999. Mr. Jervis is responsible for our capital markets activities that include the structuring, marketing and management of our equity and liability structures for our balance sheet and on behalf of our funds under management. Prior to joining us, Mr. Jervis was the Chief of Staff to the New York City Economic Development Corporation under the Giuliani Administration.

        Brian H. Oswald, age 43, has served as our chief financial officer since 2003. Mr. Oswald joined us in 1997 as our director of finance and accounting and chief accounting officer. Prior to joining us, Mr. Oswald was employed for 10 years at KPMG Peat Marwick where he held various positions, including senior manager in the financial institutions group. After leaving KPMG, he was employed as the president of a savings and loan association, director of financial reporting and subsidiary accounting for a $1.5 billion bank and corporate controller for an international computer software company. Mr. Oswald is a certified public accountant and certified management accountant.

        Stephen D. Plavin, age 44, has served as our chief operating officer since 1998. Prior to that time, Mr. Plavin was employed for fourteen years with the Chase Manhattan Bank and its securities affiliate, Chase Securities Inc. Mr. Plavin held various positions within the real estate finance unit of Chase, including the management of: loan origination and execution, loan syndications, portfolio management, banking services and real estate owned sales. He served as a managing director responsible for real estate client management for Chase's major real estate relationships and in 1997 he became co-head of Global Real Estate for Chase. Mr. Plavin serves as a director of Omega Healthcare Investors, Inc., a skilled nursing real estate investment trust.

        Thomas C. Ruffing, age 43, has served as our director of asset management since 2001. Mr. Ruffing is responsible for the asset management of our investment portfolios. Prior to joining us in 2001, Mr. Ruffing was employed by JP Morgan Chase serving in its real estate and lodging investment banking group since 1990. In various roles at the bank, his responsibilities included structured corporate real estate finance transactions, major asset property sales, and the restructuring and workout of problem real estate loans.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act requires our officers and directors, and persons who own, or are part of a group that owns, more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and the NYSE. Officers, directors and greater than ten percent shareholders are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file.

        Based solely on our review of Forms 3, 4 and 5 and amendments thereto available to us and other information obtained from our directors and officers and certain 10% shareholders or otherwise available to us, except as described below, we believe that no director, officer or beneficial owner of more than 10% of our class A common stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Securities Exchange Act with respect to 2003. Form 4s required to be filed in October 2003 by Stephen D. Plavin and Brian H. Oswald as a result of grants of restricted stock were filed late in March 2004. In addition, to our knowledge, Rodney F. Dammeyer, a shareholder who was never an employee, officer or director of Capital Trust, failed to file reports with respect to three changes in his beneficial ownership of our class A common stock occurring on or before his remaining shares were sold in March 2002.

Code of Business Conduct and Ethics

        We have adopted a code of business conduct and ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. This code of business conduct and ethics is designed to comply with SEC regulations and New York Stock Exchange corporate governance rules related to codes of conduct and ethics and will be posted on our corporate website at www.capitaltrust.com as of the annual meeting. A copy of our code of business conduct and ethics is available free of charge, upon request directed to Investor Relations, Capital Trust, Inc., 410 Park Avenue, 14th Floor, New York, NY 10022.

------------------------------------------------------------------------------

Item 11.       Executive Compensation

------------------------------------------------------------------------------

Executive Compensation

        The following table sets forth for the years indicated the annual compensation of the chief executive officer and our other executive officers who earned annual salary and bonus in excess of $100,000, which we refer to as the named executive officers.



                                      Summary Compensation Table
                              -------------------------------------------------------------------------

                                 Annual Compensation (1)   Long Term Compensation
--------------------------------------------------------------------------------------------------------
Name and Principal                                        Restricted    Securities
------------------                                          Stock       Underlying        Other
Position                 Year    Salary($)    Bonus($)     Award($)     Options (#)  Compensation ($)(7)
--------                 ----    ---------    --------     --------     -----------  -------------------
John R. Klopp            2003     600,000    1,000,000        --            --             6,000
  Chief Executive        2002     600,000    1,100,000        --          83,334           6,000
  Officer and            2001     600,000    1,400,000     400,000(2)     33,334          20,200
  President

Stephen D. Plavin        2003     371,671      650,000     203,500(3)       --             6,000
   Chief Operating       2002     371,671      600,000     312,500(4)       --             6,000
   Officer               2001     380,728    1,000,000     625,000(4)     50,000          20,000

Brian H. Oswald          2003     210,000      250,000      50,875(6)       --             6,000
   Chief Financial
   Officer, Secretary
   and Treasurer (5)


-----------------------------
(1) The annual compensation presented for 2003 represents the annual base salary paid during the fiscal year ended December 31, 2003 and the annual bonus compensation that was paid in February 2004 and accrued as an expense by us for the fiscal year ended December 31, 2003. As permitted by rules established by the SEC, no amounts are shown with respect to certain "perquisites" where such amounts do not exceed, in the aggregate, the lesser of 10% of bonus plus salary or $50,000.

(2) Represents the value of 29,630 shares of class A common stock awarded to Mr. Klopp in February 2001 (based on the $13.50 per share closing price on the date of the grant). The value of such restricted stock award to Mr. Klopp at December 31, 2003 was $672,601 (based on the $22.70 per share New York Stock Exchange closing price on such date).

(3) Represents the value of 10,000 shares of class A common stock awarded to Mr. Plavin on October 22, 2003 (based on the $20.35 per share closing price on the date of the grant). The value of this restricted stock award to Mr. Plavin at December 31, 2003 was $227,000 (based on the $22.70 per share closing price on such date).

(4) Represents the value of 16,667 and 33,334 shares of class A common stock granted to Mr. Plavin on August 31, 1998 and issued during 2002 and 2001, respectively (based on the $18.75 per share closing price on the date of the grant). The value of these restricted stock awards to Mr. Plavin at December 31, 2003 was $1,135,023 (based on the $22.70 per share closing price on such date).

(5) Mr. Oswald was appointed chief financial officer on February 13, 2003.

(6) Represents the value of 2,500 shares of class A common stock awarded to Mr. Oswald on October 22, 2003 (based on the $20.35 per share closing price on the date of the grant). The value of this restricted award to Mr. Oswald at December 31, 2003 was $56,750 (based on the $22.70 per share closing price on such date).

(7) Represents contributions made by us to our 401(k) profit sharing plan.

Employment Agreement

        John R. Klopp serves as our chief executive officer and president pursuant to an employment agreement entered into on July 15, 1997, which will terminate effective July 15, 2004, the effective date of his new employment agreement that was entered into on February 24, 2004. The new employment agreement provides for Mr. Klopp's employment through December 31, 2008 (subject to earlier termination under certain circumstances as described below).

        Under the new employment agreement, Mr. Klopp will receive a base salary of $600,000 per year, subject to possible increase by our board of directors. The agreement provide for annual performance compensation awards, pursuant to our 2004 long-term incentive plan, referred to as the 2004 Plan, tied to the achievement of threshold, target or maximum performance criteria set by the compensation committee of the board each year after consultation with Mr. Klopp. Under these awards, Mr. Klopp can earn an annual cash bonus ranging from 100% of base salary at threshold performance, 150% of base salary at target performance to 200% at maximum performance. The agreement also provide for an annual performance compensation award of restricted shares ranging from $250,000 at threshold performance, $500,000 at target performance to $750,000 at maximum performance. The restricted share awards will be subject to further vesting: 50% of the award will vest in equal installments over the three year period from the date of grant and 50% of the award will vest on the fourth anniversary from the date of grant provided the total shareholder return during the vesting period is at least 13% per annum.

        Pursuant to the agreement, Mr. Klopp will be granted as of the effective date pursuant to the 2004 Plan an initial award of 218,818 restricted shares, 50% of which will be subject to time vesting in 24 equal monthly increments commencing on the 36th month from the date of grant and 50% of which will be issued as a performance compensation award and will vest on December 31, 2008 if the total shareholder return, measured from January 1, 2004 through December 31, 2008, is at least 13% per annum. Mr. Klopp will also be awarded as of the effective date pursuant to the 2004 Plan performance compensation awards tied to the amount of cash we receive as incentive management fees, if any, from CT Mezzanine Partners III, Inc. The agreement provides for an award entitling Mr. Klopp to cash payments equal to 8% of incentive management fees, if any, received by us. The agreement provides for an additional award on or before April 19, 2005 as determined by the compensation committee in its discretion up to an additional 10% of incentive management fees, if any, received by us. These awards vest 65% on the expiration of the investment period for the fund and 35% upon our receipt of the incentive management fees.

        We may terminate Mr. Klopp's employment upon his death, upon disability that has incapacitated him for 180 consecutive days, or for conduct defined as "cause" in the agreement. Mr. Klopp has the right to terminate the agreement for "good reason" as defined in the agreement, which includes the assignment of materially inconsistent duties, responsibilities and title and change in control. In the event of our termination of Mr. Klopp's employment without "cause" or by Mr. Klopp for "good reason," Mr. Klopp is entitled to certain post termination benefits, including: a lump sum cash payment equal to the greater of
(i) the sum of base salary and target performance bonuses for the balance of the term of the agreement assuming satisfaction of the performance criteria or (ii) twice current base salary and the highest annual cash bonus earned during the term of the agreement; the accelerated granting and vesting in full of all annual restricted share grants made prior thereto and the initial restricted share grant; the granting and vesting in full of all incentive management fee performance compensation awards; vested options may be exercised for the later of one year following termination or the expiration of the options; and we shall pay medical insurance coverage premiums for the earlier of 18 months following termination or the date Mr. Klopp receives comparable coverage from another employer. If Mr. Klopp is terminated upon expiration of the agreement, he receives the same post termination benefits, except he will be paid a lump sum cash payment equal to his base salary, earned unpaid bonus at target performance and all awards previously granted will continue to vest for an additional year following termination. The agreement also provides specified benefits upon death or disability.

        Mr. Klopp's employment agreement contains provisions relating to non-competition during the term of employment, protection of our confidential information and intellectual property, and non-solicitation of our employees.

Stock Options and Long Term Incentive Plan

        No stock option grants were made to any named executive officer in 2003.

        The following table shows the 2003 year-end value of the stock options held by the named executive officers. None of the named executive officers exercised stock options during 2003.



                                Year End 2003 Option/SAR Values


                                Number of Securities
                               Underlying Unexercised         Value of Unexercised In-the-Money
                              Options/SARs at Year End           Options/SARs at Year End (1)
                        ----------------------------------- -------------------------------------
         Name              Exercisable       Unexercisable      Exercisable      Unexercisable
         ----              -----------       -------------      -----------      -------------

John R. Klopp                 141,668          66,668            $667,502          $480,011
Stephen D. Plavin              44,445           5,556              85,555            42,781
Brian H. Oswald                32,224           2,778             176,334            25,558


-----------------------------

(1) Amounts shown reflect the excess of the market value of the underlying class A common stock at year end based upon the $22.70 per share closing price reported on the New York Stock Exchange on December 31, 2003 over the exercise prices for the stock options. The actual value, if any, an executive may realize is dependent upon the amount by which the market price of class A common stock exceeds the exercise price when the stock options are exercised.

        The following table provides information with respect to a long term incentive plan award made to three named executive officers in 2003.



                      Long Term Incentive Plans - Awards in Last Fiscal Year

                                        Performance or
                          Number of      Other Period
                        Shares, Units   Until Maturation     Estimated Future Payouts under
        Name           or Other Rights    of Payment          Non-Stock Price-Based Plans
------------------------------------------------------------------------------------------------
                                                        Threshold($)   Target($)     Maximum($)

John R. Klopp              6.250% (1)       -- (2)         -- (3)       623,844        -- (3)
Stephen D. Plavin          1.875% (1)       -- (2)         -- (3)       187,153        -- (3)
Brian H. Oswald            0.625% (1)       -- (2)         -- (3)        62,384        -- (3)


-----------------------------
(1) Represents rights to receive cash payments pursuant to incentive bonus agreements based on the distributions, if any, received by us from our incentive interest in CT Mezzanine Partners II LP, which we refer to as Fund II.

During 2003, Messrs. Klopp, Plavin and Oswald were each granted a right to receive cash payments equal to the specified percentages of incentive distributions to be received by us from Fund II. These rights vest in equal increments of 50% upon the date of grant and 50% upon our receipt of incentive distributions from Fund II. Including these grants, incentive bonus agreements representing rights to receive cash payments equal to 25% of our total incentive distributions, if any, from Fund II have been granted to various employees.

(2) The incentive bonus agreements do not provide for any specified timeframe during which cash payments are to be made. Cash payments pursuant to incentive bonus agreements will be made when we receive incentive distributions, if any, from Fund II. We currently expect to receive incentive distributions from Fund II in 2006 and 2007.

(3) The incentive bonus agreements do not provide for minimum or maximum cash payments to the recipients. Cash payments will depend on the amount of incentive distributions, if any, we receive from Fund II. Our incentive distributions will depend on whether the investors in Fund II receive a return of 100% of their invested capital and a minimum return of 10% per annum on invested capital. The "Target" amounts shown in the table are based on numerous assumptions, including that all of Fund II's investments continue to perform and pay off in full by December 31, 2007. There can be no assurance that Fund II will perform in accordance with the foregoing assumptions and produce returns that will be sufficient to generate incentive distributions.

------------------------------------------------------------------------------

Item 12.       Security Ownership of Certain Beneficial Owners and Management

------------------------------------------------------------------------------


Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth as of April 27, 2004, certain information with respect to the beneficial ownership of our class A common stock, by:

    o each person known to us to be the beneficial owner of more than 5% of our outstanding class A common stock,

    o each director, director nominee and named executive officer currently employed by us, and

    o   all of our directors and executive officers as a group.

        Such information (other than with respect to our directors and executive officers) is based on a review of statements filed with the SEC pursuant to Sections 13(d), 13(f) and 13(g) of the Securities Exchange Act of 1934 with respect to our class A common stock.



    Name of Beneficial Owner                          Number of Shares         Percent of Class
    -----------------------                          Beneficially Owned (1)    ----------------
                                                     ---------------------

    Veqtor Finance Company, L.L.C. (2)                      897,429                  13.5%
    EOP Operating Limited Partnership (3)                 1,424,474(4)               17.7
    Vornado Realty, L.P. (5)                              1,424,474(4)               17.7
    JPMorgan Chase Bank, as trustee for General              99,713(7)                1.5
     Motors Employe Global Group Pension Trust (6)
    JPMorgan Chase Bank, as trustee for GMAM              1,324,761(8)               16.6
     Group Pension Trust II (6)
    Lend Lease Rosen Real Estate Securities LLC (9)         340,000                   5.1
    Jeffrey A. Altman                                            --                  --
    Thomas E. Dobrowski                                          --(10)              --
    Martin L. Edelman                                        38,230(11)               *
    Gary R. Garrabrant                                       24,896(11)               *
    Craig M. Hatkoff                                        669,701(12)(13)          10.0
    John R. Klopp                                           835,446(12)(13)          12.3
    Henry N. Nassau                                          11,377(14)               *
    Brian H. Oswald                                          55,507(15)               *
    Stephen D. Plavin                                       170,942(15)               2.6
    Steven Roth                                                  --(16)              --
    Lynne B. Sagalyn                                         21,563(11)               *
    Samuel Zell                                              82,229(11)(17)           1.2
    All executive officers and directors as a group       1,905,891                  26.9
    (12 persons)


-----------------------------
*     Represents less than 1%.

(1) The number of shares are those beneficially owned, as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power and any shares which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement.

(2) Zell General Partnership, Inc. is the sole managing member of Veqtor Finance Company, L.L.C. The sole shareholder of Zell General Partnership is the Sam Investment Trust, a trust established for the benefit of the family of Samuel Zell. Chai Trust Company, L.L.C. serves as trustee of the Sam Investment Trust. Veqtor Finance Company, L.L.C. is located at c/o Equity Group Investments, L.L.C., Two North Riverside Plaza, Chicago, Illinois 60606.

(3)   Beneficial ownership information is based on a statement filed pursuant to
      Section 13(d) of the Securities Exchange Act of 1934 by EOP Operating Limited Partnership. The address of EOP Operating Limited Partnership is Two North Riverside Plaza, Chicago, Illinois 60606.

(4) Represents shares which may be obtained upon conversion of $29,914,000 in convertible amount of variable step up convertible trust preferred securities issued by our consolidated Delaware statutory business trust subsidiary, CT Convertible Trust I.

(5) Beneficial ownership information is based on a statement filed pursuant to Section13(d) of the Securities Exchange Act of 1934 by Vornado Realty, L.P. The address of Vornado Realty is c/o Vornado Realty Trust, Park 80 West, Plaza II, Saddle Brook, New Jersey 07663.

(6) Each trust is a pension trust formed pursuant to the laws of the State of New York for the benefit of certain employee benefit plans of General Motors Corporation, its subsidiaries and unrelated employers. These shares may be deemed to be owned beneficially by General Motors Asset Management, a wholly-owned subsidiary of General Motors. General Motors Asset Management is registered as an investment adviser under the Investment Advisers Act of 1940. General Motors Asset Management's principal business involves investment advice and investment management services with respect to the assets of certain employee benefit plans of General Motors, its subsidiaries and unrelated employers and with respect to the assets of certain direct and indirect subsidiaries of General Motors and associated entities. General Motors Asset Management is serving as investment manager with respect to these shares and in that capacity it has the sole power to direct the trustee as to the voting and disposition of these shares. Because of the trustee's limited role, beneficial ownership of the shares by the trustee is disclaimed.

(7) Represents shares which may be obtained upon conversion of $2,093,980 in convertible amount of variable step up convertible trust preferred securities issued by our consolidated Delaware statutory business trust subsidiary, CT Convertible Trust I.

(8) Represents shares which may be obtained upon conversion of $27,820,020 in convertible amount of variable step up convertible trust preferred securities issued by our consolidated Delaware statutory business trust subsidiary, CT Convertible Trust I.

(9)   Beneficial ownership information is based on a statement filed pursuant to
      Section 13(g) of the Exchange Act by Lend Lease Rosen Real Estate Securities LLC. The address of Lend Lease Rosen Real Estate Securities LLC is 1995 University Avenue, Suite 550, Berkeley, CA 94704.

(10) Does not include the shares that may be deemed beneficially owned by General Motors Asset Management, as to which Mr. Dobrowski disclaims beneficial ownership.

(11) In the case of Mr. Zell, Mr. Edelman, Mr. Garrabrant and Dr. Sagalyn, includes 13,229 shares obtainable by each upon conversion of vested stock units. In the case of Mr. Zell, Mr. Edelman, Mr. Garrabrant and Dr. Sagalyn, includes 40,000, 25,001, 11,667 and 8,334 shares issuable upon the exercise of vested stock options.

(12) Includes, in the case of Mr. Hatkoff, the 610,044 shares owned by CMH Investment Partnership LP, a family partnership for which Mr. Hatkoff serves as a general partner. Includes, in the case of Mr. Klopp, 600,044 shares owned by JRK Investment Partnership LP, a family partnership for which Mr. Klopp serves as general partner.

(13) Includes 180,558 and 47,223 shares issuable upon the exercise of vested stock options held by each of Messrs. Klopp and Hatkoff. Includes 21,882 shares for Mr. Klopp that are the subject of restricted stock awards for which he retains voting rights. Includes for Mr. Hatkoff 6,434 shares that may be obtained upon conversion of vested stock units.

(14) Includes 1,377 shares obtainable upon conversion of vested stock units. Includes 400 shares held by members of Mr. Nassau's family, as to which Mr. Nassau disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(15) Includes 35,002 and 50,001 shares issuable upon the exercise of vested stock options held by Mr. Oswald and Mr. Plavin, respectively. Includes 6,876 and 20,941 shares for Mr. Oswald and Mr. Plavin, respectively, that are the subject of restricted stock awards for which they retain voting rights.

(16) Does not include the shares that may be deemed beneficially owned by Vornado Realty, L.P., as to which Mr. Roth disclaims beneficial ownership.

(17) Does not include the shares that may be deemed beneficially owned by Equity Office Properties Trust, as to which Mr. Zell disclaims beneficial ownership. 25,000 of such shares are held by Samstock, L.L.C. The sole member of Samstock is SZ Investments, L.L.C. The managing member of SZ Investments is Zell General Partnership. Sam Investment Trust is the sole stockholder of Zell General Partnership, and Chai Trust Company is the trustee of the Sam Investment Trust. Mr. Zell is not an officer or director of Chai Trust Company and does not have voting or dispositive power over such shares. Mr. Zell disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. 4,000 of such shares are owned by the Helen Zell Revocable Trust, the trustee of which is Helen Zell, Mr. Zell's spouse. Mr. Zell does not have a pecuniary interest in such shares.

Equity Compensation Plan Information

        The following table provides information about the securities authorized for issuance under our equity compensation plans as of January 1, 2004:




                                                                                   Number of securities
                                                                                 remaining available for
                                   Number of securities                            future issuance under
                                     to be issued upon        Weighted-average      equity compensation
                                        exercise of           exercise price of      plans (excluding
                                   outstanding options,     outstanding options,  securities reflected in
                                    warrants and rights      warrants and rights        column (a))
         Plan category                     (a)                      (b)                    (c)
--------------------------------- -----------------------  --------------------  ------------------------
Equity compensation plans                  602,470                  $20.30               147,001(1)
   approved by security holders
Equity compensation plans not
   approved by security holders(2)           --                       --                     --

                                          ----------              ----------           ---------------
Total                                      602,470                  $20.30               147,001(1)

-----------------------------
(1) The number of securities remaining for future issuance in 2004 consists of 147,001 shares issuable under our amended and restated 1997 incentive stock plan and our amended and restated 1997 non-employee director stock plan, both of which were approved by our shareholders. Awards under the plan may include restricted stock, unrestricted stock, stock options, stock units, stock appreciation rights, performance shares or other equity-based awards, as the board of directors may determine.

(2)   We have no equity compensation plans not approved by security holders.

------------------------------------------------------------------------------

Item 13.       Certain Relationships and Related Transactions

------------------------------------------------------------------------------

Arrangement with Equity Risk Services, Inc.

        We pay Equity Risk Services, Inc., an affiliate of Samuel Zell, the chairman of our board of directors, for certain services provided to us. These services include consulting on insurance matters. During the year ended December 31, 2003, we incurred $48,000 of expenses in connection with these services.

Relationship with Martin L. Edelman

        Martin L. Edelman, a director, is of counsel to Paul, Hastings, Janofsky & Walker LLP, a law firm that provides us with ongoing legal representation with respect to various matters.

Consulting Agreement with Craig M. Hatkoff

        Craig M. Hatkoff, a director, is a party to a consulting services agreement with our wholly owned subsidiary, CT Investment Management Co., LLC, that extends through 2005, and pursuant to which he provides services as requested by our chief executive officer and serves on the management committee or board of the two private equity funds that we manage. Mr. Hatkoff was paid $120,000 in 2003 pursuant to the agreement.

Relationship with Global Realty Outsourcing, Inc.

        We pay Global Realty Outsourcing, Inc., a company in which we have an equity investment and on whose board of directors John R. Klopp, our chief executive officer, serves, for consulting services relating to monitoring assets and evaluating potential investments. During the 2003 fiscal year, we incurred $147,000 of expenses in connection with these services.

Investments by trusts established for the benefit of Samuel Zell in our funds

        A trust established for the benefit of Mr. Zell and members of his family indirectly invested on the same terms available to third party investors in CT Mezzanine Partners II L.P. and CT Mezzanine Partners III, Inc., two private equity funds which we currently manage, pursuant to which capital commitments and capital contributions have been made, and from which income has been received, since January 1, 2003.

        We believe that the terms of the foregoing transactions are no less favorable than could be obtained by us from unrelated parties on an arm's-length basis.

------------------------------------------------------------------------------

Item 14.       Principal Accounting Fees and Services

------------------------------------------------------------------------------

Principal Accounting Firm Fees

        Aggregate fees we were billed for the fiscal years ended December 31, 2003 and 2002 by our principal accounting firm, Ernst & Young LLP are as follows:


                                                 Fiscal Year Ended
                                                   December 31,
                                               2003               2002
Audit fees............................       $206,917          $183,345
Audit-related fees (a)................       $ 20,300              --
                                             --------          --------
Total audit and audit-related fees....       $227,217          $183,345
Tax fees (b)..........................       $291,406          $300,707
All other fees (c)....................       $318,802          $260,933
                                             --------          --------
Total.................................       $837,425          $774,985


-----------------------------
(a) The audit-related fees include amounts billed to us for review of our registration statement and REIT accounting consulting advice in 2003.

(b) Tax fees include amounts billed to us primarily for tax planning and consulting, tax compliance and preparation and review of federal, state and local tax returns and tax fees related to REIT matters.

(c) All other fees include amounts billed to us related to audit of Fund II and Fund III and tax return preparation for these funds for which we are reimbursed by the funds.

        The audit committee of the board of directors was advised of the services provided by Ernst & Young LLP that are unrelated to the audit of the annual fiscal year end financial statements and the review of interim financial statements and has considered whether the provision of such services is compatible with maintaining Ernst & Young LLP's independence as our independent auditor.

Audit Committee Pre-Approval Policy

        In accordance with our audit committee pre-approval policy, all audit and non-audit services performed for us by our independent accountants were pre-approved by the audit committee of our board of directors, which concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

        The pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services and requires the specific pre-approval by the audit committee, prior to engagement, of such services, other than audit services covered by the annual engagement letter, that are individually estimated to result in an amount of fees that exceed $50,000. In addition, services to be provided by the independent accountants that are not within the category of pre-approved services must be approved by the audit committee prior to engagement, regardless of the service being requested or the dollar amount involved.

        Requests or applications for services that require specific separate approval by the audit committee are required to be submitted to the audit committee by both management and the independent accountants, and must include a detailed description of the services to be provided and a joint statement confirming that the provision of the proposed services does not impair the independence of the independent accountants.

        The audit committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the audit committee at its next scheduled meeting. The audit committee does not delegate to management its responsibilities to pre-approve services to be performed by the independent accountants.

                                     PART IV


------------------------------------------------------------------------------

Item 15.       Exhibits, Financial Statement Schedules and Reports on Form 8-K



------------------------------------------------------------------------------

(a) (3)        Exhibits
-------        --------


                                  EXHIBIT INDEX


Exhibit
Number                                  Description
------                                  -----------

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


April 29, 2004                      /s/ John R. Klopp
---------------------               -----------------
Date                                John R. Klopp
                                    Vice Chairman and Chief Executive Officer