Form 10-Q
period 2004-03-31
CAPITAL TRUST INC
filed 2004-05-12
CIK 1061630

To be filed with the Securities and Exchange Commission on May 12, 2004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2004
                                --------------

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

Yes[ X ]    No[   ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of outstanding shares of the Registrant's class A common stock, par value $0.01 per share, as of May 12, 2004 was 7,946,882.

                               CAPITAL TRUST, INC.
                                      INDEX


Part I.  Financial Information

         Item 1:      Financial Statements                                           1

                 Consolidated Balance Sheets - March 31, 2004
                    (unaudited) and December 31, 2003 (audited)                      1

                 Consolidated Statements of Income - Three Months
                    Ended March 31, 2004 and 2003 (unaudited)                        2

                 Consolidated Statements of Changes in Shareholders'
                    Equity - Three Months Ended March 31, 2004 and
                    2003 (unaudited)                                                 3

                 Consolidated Statements of Cash Flows - Three Months
                    Ended March 31, 2004 and 2003 (unaudited)                        4

                 Notes to Consolidated Financial Statements (unaudited)              5

         Item 2:      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                           13

         Item 3:      Quantitative and Qualitative Disclosures about
                      Market Risk                                                   19

         Item 4:      Disclosure Controls and Procedures                            20

Part II. Other Information

         Item 1:      Legal Proceedings                                             21

         Item 2:      Changes in Securities                                         21

         Item 3:      Defaults Upon Senior Securities                               21

         Item 4:      Submission of Matters to a Vote of Security Holders           21

         Item 5:      Other Information                                             21

         Item 6:      Exhibits and Reports on Form 8-K                              21

         Signatures                                                                 23

                      Capital Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      March 31, 2004 and December 31, 2003
                                 (in thousands)



                                                                                               March 31,             December 31,
                                                                                                 2004                    2003
                                                                                          --------------------    ------------------
                                                                                               Unaudited                Audited

                                         Assets

  Cash and cash equivalents                                                                 $       23,124          $        8,738
  Available-for-sale securities, at fair value                                                      16,801                  20,052
  Commercial mortgage-backed securities available-for-sale, at fair value                          199,784                 158,136
  Loans receivable, net of $6,672 reserve for possible credit losses at March 31, 2004
     and December 31, 2003                                                                         190,806                 177,049
  Equity investment in CT Mezzanine Partners I LLC ("Fund I"), CT Mezzanine
     Partners II LP ("Fund II"), CT MP II LLC ("Fund II GP") and CT Mezzanine
     Partners III, Inc. ("Fund III") (together "Funds")                                             21,967                  21,988
  Deposits and other receivables                                                                         5                     345
  Accrued interest receivable                                                                        3,425                   3,834
  Interest rate hedge assets                                                                          --                       168
  Deferred income taxes                                                                              4,181                   3,369
  Prepaid and other assets                                                                           5,710                   6,247
                                                                                          --------------------    ------------------
Total assets                                                                                $      465,803          $      399,926
                                                                                          ====================    ==================

                      Liabilities and Shareholders' Equity

Liabilities:
  Accounts payable and accrued expenses                                                     $        8,637          $       11,041
  Credit facilities                                                                                 64,700                  38,868
  Term redeemable securities contract                                                                 --                    11,651
  Repurchase obligations                                                                           194,333                 146,894
  Step up convertible junior subordinated debentures                                                92,367                  92,248
  Deferred origination fees and other revenue                                                        2,832                   3,207
  Interest rate hedge liabilities                                                                    3,297                    --
                                                                                          --------------------    ------------------
Total liabilities                                                                                  366,166                 303,909
                                                                                          --------------------    ------------------


Shareholders' equity:
  Class A common stock, $0.01 par value,  100,000 shares  authorized,  6,572 and 6,502 shares issued and outstanding at March 31, 2004 and December 31, 2003,
     respectively ("class A common stock")                                                              66                      65
  Restricted class A common stock, $0.01 par value, 64 and 34 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively ("restricted class
     A common stock" and together with class A common stock, "common stock")                             1                    --
  Additional paid-in capital                                                                       143,359                 141,402
  Unearned compensation                                                                            (1,371)                    (247)
  Accumulated other comprehensive loss                                                             (31,190)                (33,880)
  Accumulated deficit                                                                              (11,228)                (11,323)
                                                                                          --------------------    ------------------
Total shareholders' equity                                                                          99,637                  96,017
                                                                                          --------------------    ------------------

Total liabilities and shareholders' equity                                                  $      465,803          $      399,926
                                                                                          ====================    ==================


See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                        Consolidated Statements of Income
                   Three Months Ended March 31, 2004 and 2003
                      (in thousands, except per share data)
                                   (unaudited)




                                                                               2004                     2003
                                                                         ------------------      -------------------

Income from loans and other investments:
   Interest and related income                                             $        9,018          $        9,029
   Less:  Interest and related expenses on secured debt                             2,636                   2,295
   Less:  Interest and related expenses on step up convertible
    junior subordinated debentures                                                  2,433                   2,433
                                                                         ------------------      -------------------
     Income from loans and other investments, net                                   3,949                   4,301
                                                                         ------------------      -------------------

Other revenues:
   Management and advisory fees from Funds                                          2,084                   1,376
   Income/(loss) from equity investments in Funds                                     394                     785
   Other interest income                                                                8                      19
                                                                         ------------------      -------------------
     Total other revenues                                                           2,486                   2,180
                                                                         ------------------      -------------------

 Other expenses:
   General and administrative                                                       2,938                   3,704
   Depreciation and amortization                                                      274                     232
   Provision for/(recapture of) allowance for possible credit losses                  --                      --
                                                                         ------------------      -------------------

     Total other expenses                                                           3,212                   3,936
                                                                         ------------------      -------------------

 Income before income                                                               3,223                   2,545
   Provision for income taxes                                                         141                     --
                                                                         ------------------      -------------------

Net income allocable to common stock                                       $        3,082          $        2,545
                                                                         ==================      ===================

Per share information:
   Net earnings per share of common stock
     Basic                                                                 $         0.47          $         0.46
                                                                         ==================      ===================
     Diluted                                                               $         0.46          $         0.46
                                                                         ==================      ===================

   Weighted average shares of common stock outstanding
     Basic                                                                      6,583,412               5,515,484
                                                                         ==================      ===================
     Diluted                                                                    6,730,074               5,539,446
                                                                         ==================      ===================

   Dividends declared per share of common stock                            $         0.45          $         0.45
                                                                         ==================      ===================

See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
               For the Three Months Ended March 31, 2004 and 2003
                                 (in thousands)
                                   (unaudited)

                                                                              Restricted                            Accumulated
                                                                    Class A    Class A   Additional                    Other
                                                  Comprehensive      Common     Common    Paid-In      Unearned    Comprehensive
                                                  Income/(Loss)      Stock      Stock     Capital    Compensation  Income/(Loss)
                                                 ----------------  ---------------------------------------------------------------

Balance at January 1, 2003                                         $     162  $       3  $  126,809  $       (320) $    (28,988)
Net income                                       $        2,545           --         --          --            --            --
Unrealized loss on derivative financial
  instruments                                              (436)          --         --          --            --          (436)
Unrealized loss on available-for-sale
  securities                                               (342)          --         --          --            --          (342)
Sale of shares of class A common stock
  under stock option agreement                               --           --         --           4            --            --
Cancellation of restricted class A common stock              --           --         --        (192)          192            --
Vesting of restricted class A common stock
  to unrestricted class A common stock                       --            2         (2)         --            --            --
Restricted class A common stock earned                       --           --         --          --            66            --
Repurchase of warrants to purchase shares of
  class A common stock                                       --           --         --      (2,132)           --            --
Repurchase and retirement of shares of class A
  common stock previously outstanding                        --           (2)        --        (944)           --            --
Dividends declared on class A common stock                   --           --         --          --            --            --
Shares redeemed in one for three reverse stock
  split                                                      --         (108)        (1)        109            --            --
                                                 ----------------  ---------------------------------------------------------------
Balance at March 31, 2003                        $        1,767    $      54  $      --  $  123,654  $        (62) $    (29,766)
                                                 ================  ===============================================================

Balance at January 1, 2004                                         $      65  $      --  $  141,402  $       (247) $    (33,880)
Net income                                       $        3,082           --         --          --            --            --
Unrealized loss on derivative financial
  instruments                                            (3,465)          --         --          --            --        (3,465)
Unrealized gain on available-for-sale
  securities                                              6,155           --         --          --            --         6,155
Issuance of restricted class A common stock                  --           --          1       1,199        (1,200)           --
Sale of shares of class A common stock
  under stock option agreement                               --            1         --         673            --            --
Vesting of restricted class A common stock
  to unrestricted class A common stock                       --           --         --          --            --            --
Restricted class A common stock earned                       --           --         --          --           161            --
Revaluation of restricted class A common stock               --           --         --          85           (85)           --
Dividends declared on class A common stock                   --           --         --          --            --            --
                                                 ----------------  ---------------------------------------------------------------
Balance at March 31, 2004                        $        5,772    $      66  $       1  $  143,359  $     (1,371) $    (31,190)
                                                 ================  ===============================================================

                                                    Accumulated
                                                      Deficit         Total
                                                  ------------------------------

Balance at January 1, 2003                        $    (13,610)   $    84,056
Net income                                               2,545          2,545
Unrealized loss on derivative financial
  instruments                                               --           (436)
Unrealized loss on available-for-sale
  securities                                                --           (342)
Sale of shares of class A common stock
  under stock option agreement                              --              4
Cancellation of restricted class A common stock             --             --
Vesting of restricted class A common stock
  to unrestricted class A common stock                      --             --
Restricted class A common stock earned                      --             66
Repurchase of warrants to purchase shares of
  class A common stock                                      --         (2,132)
Repurchase and retirement of shares of class A
  common stock previously outstanding                       --           (946)
Dividends declared on class A common stock              (2,442)        (2,442)
Shares redeemed in one for three reverse stock
  split                                                     --             --
                                                  ------------------------------
Balance at March 31, 2003                         $    (13,507)   $    80,373
                                                  ==============================

Balance at January 1, 2004                        $    (11,323)   $    96,017
Net income                                               3,082          3,082
Unrealized loss on derivative financial
  instruments                                               --         (3,465)
Unrealized gain on available-for-sale
  securities                                                --          6,155
Issuance of restricted class A common stock                 --             --
Sale of shares of class A common stock
  under stock option agreement                              --            674
Vesting of restricted class A common stock
  to unrestricted class A common stock                      --             --
Restricted class A common stock earned                      --            161
Revaluation of restricted class A common stock              --             --
Dividends declared on class A common stock              (2,987)        (2,987)
                                                  ------------------------------
Balance at March 31, 2004                         $    (11,228)   $    99,637
                                                  ==============================


See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2004 and 2003
                                 (in thousands)
                                   (unaudited)

                                                                                       2004                 2003
                                                                                  ----------------    -----------------
Cash flows from operating activities:
   Net income                                                                       $      3,082        $      2,545
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
       Deferred income taxes                                                                (812)               (170)
       Depreciation and amortization                                                         274                 232
       Loss/(income) from equity investments in Funds                                       (394)               (785)
       Restricted class A common stock earned                                                161                  66
       Amortization of premiums and accretion of discounts on
         loans and investments, net                                                         (380)               (136)
       Accretion of discounts and fees on convertible trust preferred
         securities or convertible step up junior subordinated debentures, net               119                 119
   Changes in assets and liabilities, net:
       Deposits and other receivables                                                        340                 407
       Accrued interest receivable                                                           410               4,235
       Prepaid and other assets                                                              528                 236
       Deferred origination fees and other revenue                                          (375)               (147)
       Accounts payable and accrued expenses                                              (2,451)             (4,753)
                                                                                  ----------------    -----------------
   Net cash provided by operating activities                                                 502               1,849
                                                                                  ----------------    -----------------

Cash flows from investing activities:
       Purchases of commercial mortgage-backed securities                                (35,037)                 --
       Principal collections on available-for-sale securities                              3,157              18,046
       Origination and purchase of loans receivable                                      (32,500)                 --
       Principal collections and proceeds from sale of loans receivable                   18,761              28,902
       Equity investments in Funds                                                        (1,200)             (6,216)
       Return of capital from Funds                                                        1,366                 609
       Purchase of remaining interest in Fund I                                               --             (19,946)
       Purchases of equipment and leasehold improvements                                     (16)                 (2)
                                                                                  ----------------    -----------------
   Net cash provided by (used in) investing activities                                   (45,469)             21,393
                                                                                  ----------------    -----------------

Cash flows from financing activities:
       Proceeds from repurchase obligations                                               54,596                 134
       Repayment of repurchase obligations                                                (7,157)            (19,695)
       Proceeds from credit facilities                                                    39,500              21,000
       Repayment of credit facilities                                                    (13,668)            (40,617)
       Proceeds from term redeemable securities contract                                      --              20,000
       Repayment of term redeemable securities contract                                  (11,651)                 --
       Dividends paid on class A common stock                                             (2,941)                 --
       Sale of shares of class A common stock under stock option agreement                   674                   4
       Repurchase and retirement of shares of class A common stock
           previously outstanding                                                             --                (946)
       Repurchase of warrants to purchase shares of class A common stock                      --              (2,132)
                                                                                  ----------------    -----------------
   Net cash provided by (used in) financing activities                                    59,353             (22,252)
                                                                                  ----------------    -----------------

Net increase (decrease) in cash and cash equivalents                                      14,386                 990
Cash and cash equivalents at beginning of year                                             8,738              10,186
                                                                                  ----------------    -----------------
Cash and cash equivalents at end of period                                          $     23,124        $     11,176
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

We are a finance and investment management company that specializes in originating and managing credit sensitive structured financial products. We make, for our own account and as investment manager for the account of funds under management, loans and debt-related investments in various types of commercial real estate assets and operating companies.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of results that may be expected for the entire year ending December 31, 2004.

The accompanying unaudited consolidated interim financial statements include our accounts and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Our accounting and reporting policies conform in all material respects to accounting principles generally accepted in the United States. Certain prior period amounts have been reclassified to conform to current period classifications.

2.       Application of New Accounting Standard

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin 51. Interpretation No. 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, and how to determine when and which business enterprise should consolidate a variable interest entity. In addition, Interpretation No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make additional disclosures. The transitional disclosure requirements took effect almost immediately and are required for all financial statements initially issued after January 31, 2003. In December 2003, the Financial Accounting Standards Board issued a revision of Interpretation No. 46, Interpretation No. 46R, to clarify the provisions of Interpretation No. 46. The application of Interpretation No. 46R is effective for public companies, other than small business issuers, after March 15, 2004. We have evaluated all of our investments and other interests in entities that may be deemed variable interest entities under the provisions of Interpretation No. 46 and have concluded that no additional entities need to be consolidated.

In evaluating Interpretation No. 46R, we concluded that we could no longer consolidate CT Convertible Trust I, the entity which had purchased our step up convertible junior subordinated debentures and issued company-obligated, mandatory redeemable, convertible trust common and preferred securities. Capital Trust, Inc. had issued the convertible junior subordinated debentures and had purchased the convertible trust common securities. The consolidation of CT Convertible Trust I resulted in the elimination of both the convertible junior subordinated debentures and the convertible trust common securities with the convertible trust preferred securities being reported on our balance sheet after liabilities but before equity and the related expense being reported on the income statement below income taxes and net of income tax benefits. After the deconsolidation, we report the convertible junior subordinated debentures as liabilities and the convertible trust common securities as other assets. The expense from the payment of interest on the debentures is reported as interest and related expenses on convertible junior subordinated debentures and the income received from our investment in the common securities is reported as a component of interest and related income. We have elected to restate prior periods for the application of Interpretation 46R. The restatement was effected by a cumulative type change in accounting principle on January 1, 2002. There was no change to previously reported net income as a result of such restatement.

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

4.       Available-for-Sale Securities

At March 31, 2004, our available-for-sale securities consisted of the following (in thousands):

                                                                                 Gross
                                                                               Unrealized
                                                               Amortized  --------------------- Estimated
                                                                  Cost       Gains    Losses    Fair Value
                                                              -----------------------------------------------
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due September 1, 2031                  $   2,229   $    92      $ --   $   2,321
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due September 1, 2031                      6,533       218        --       6,751
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due September 1, 2031                        451        18        --         469
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due April 1, 2032                          6,903       357        --       7,260
                                                              -----------------------------------------------
                                                                $  16,116   $   685      $ --   $  16,801
                                                              ===============================================

5.       Commercial Mortgage-Backed Securities

During the quarter ended March 31, 2004, we purchased three investments in two issues of commercial mortgage-backed securities. The securities had a face value of $$36,367,000 and were purchased at a discount for $35,037,000.

At March 31, 2004, we held twenty-one investments in fourteen separate issues of commercial mortgage-backed securities with an aggregate face value of $251,880,000 at March 31, 2004. $41,367,000 face value of the commercial mortgage-backed securities earn interest at a variable rate which averages the London Interbank Offered Rate, or LIBOR, plus 3.17% (4.26% at March 31, 2004). The remaining commercial mortgage-backed securities, $210,512,000 face value, earn interest at fixed rates averaging 7.70% of the face value. We purchased the commercial mortgage-backed securities at discounts. As of March 31, 2004, the remaining discount to be amortized into income over the remaining lives of the securities was $23,517,000. At March 31, 2004, with discount amortization, the commercial mortgage-backed securities earn interest at a blended rate of 8.51% of the face value less the unamortized discount. As of March 31, 2004, the securities were carried at market value of $199,784,000, reflecting a $28,578,000 unrealized loss to their amortized cost.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


6.       Loans Receivable

At March 31, 2004 and December 31, 2003, the our loans receivable consisted of the following (in thousands):

                                                           March 31,          December 31,
                                                              2004                2003
                                                       ------------------- -------------------
   First mortgage loans                                  $       11,990      $       12,672
   Property mezzanine loans                                     116,838             106,449
   B Notes                                                       68,650              64,600
                                                       ------------------- -------------------
                                                                197,478             183,721
   Less:  reserve for possible credit losses                     (6,672)             (6,672)
                                                       ------------------- -------------------
   Total loans                                           $      190,806      $      177,049
                                                       =================== ===================

One first mortgage loan with an original principal balance of $8,000,000 reached maturity on July 15, 2001 and has not been repaid with respect to principal and interest. In December 2002, the loan was written down to $4,000,000 through a charge to the allowance for possible credit losses. Since the December 2002 write-down, we received proceeds of $962,000 reducing the carrying value of the loan to $3,038,000. In accordance with our policy for revenue recognition, income recognition has been suspended on this loan and for the three months ended March 31, 2004 and $225,000 of potential interest income has not been recorded. All remaining loans are performing in accordance with the terms of the loan agreements.

During the three months ended March 31, 2004, we purchased or originated one property mezzanine loan for $23,500,000 and one B Note for $9,000,000, received partial repayments on nine mortgage and property mezzanine loans totaling $1,908,000 and one property mezzanine loan and one B Note totaling $16,853,000 were satisfied and repaid. We have no outstanding loan commitments at March 31, 2004.

At March 31, 2004, the weighted average interest rate in effect, including amortization of fees and premiums, for our performing loans receivable were as follows:

          First mortgage loan                                           10.51%
          Property mezzanine loans                                       9.11%
          B Notes                                                        6.60%
                    Total Loans                                          8.28%

At March 31, 2004, $145,527,000 (75%) of the aforementioned performing loans bear interest at floating rates ranging from LIBOR plus 235 basis points to LIBOR plus 900 basis points. The remaining $48,913,000 (25%) of loans bear interest at a fixed rate of 11.67%.

7.       Long-Term Debt

Credit Facility

At March 31, 2004, we have borrowed $64,700,000 under a $150 million credit facility at an average borrowing rate (including amortization of fees incurred and capitalized) of 3.96%. We pledged assets of $115,974,000 as collateral for the borrowing against such credit facility. On March 31, 2004, the unused amount of potential credit under the remaining credit facility was $85,300,000.

Repurchase Obligations

At March 31, 2004, we were obligated to five counterparties under repurchase agreements.

The repurchase obligation with the first counterparty, an affiliate of a securities dealer, was utilized to finance commercial mortgage-backed securities. At March 31, 2004, we have sold commercial mortgage-backed securities with a book and market value of $189,154,000 and have a liability to repurchase these assets for $118,709,000 that is non-recourse to us. This repurchase obligation had an original one-year term that expired in February 2003 and

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


was extended twice to February 2005. The liability balance bears interest at specified rates over LIBOR based upon each asset included in the obligation.

The repurchase obligation with the second counterparty, a securities dealer, arose in connection with the purchase of Federal Home Loan Mortgage Corporation Gold available-for-sale securities. At March 31, 2004, we have sold such assets with a book and market value of $16,801,000 and have a liability to repurchase these assets for $16,354,000. This repurchase agreement comes due monthly and has a current maturity date in June 2004. The liability balance bears interest at LIBOR.

The repurchase obligation with the third counterparty, a securities dealer, was entered into on May 28, 2003 pursuant to the terms of a master repurchase agreement and provides us with the right to finance up to $50,000,000, which was upsized to $100,000,000 in August 2003, by selling specific assets to the counterparty. Through March 31, 2004, the master repurchase agreement has been utilized in connection with the purchase of five loans. At March 31, 2004, we have sold loans with a book and market value of $53,141,000 and have a liability to repurchase these assets for $33,944,000. The master repurchase agreement terminates on June 1, 2004, with an automatic nine-month amortizing extension option, if not otherwise extended, and bears interest at specified rates over LIBOR based upon each asset included in the obligation.

The repurchase obligations with the fourth counterparty, a securities dealer, were entered into during 2003 in connection with the purchase of commercial mortgage-backed securities. At March 31, 2004, we have sold commercial mortgage-backed securities with a book and market value of $5,000,000 and have a liability to repurchase these assets for $4,250,000. The repurchase agreements are matched to the term of the commercial mortgage-backed securities, which have an extended maturity in August 2007, and bear interest at specified rates over LIBOR based upon each asset included in the obligation.

The repurchase obligation with the fifth counterparty, a securities dealer, was entered into in connection with the purchase of two loans. At March 31, 2004, we have sold loans with a book and market value of $25,326,000 and have a liability to repurchase these assets for $21,076,000. This repurchase agreement comes due monthly and has a current maturity date in May 2004.

The average borrowing rate in effect for all the repurchase obligations outstanding at March 31, 2004 was LIBOR plus 0.95% (2.04% at March 31, 2004). Assuming no additional utilization under the repurchase obligations and including the amortization of fees paid and capitalized over the term of the repurchase obligations, the all-in effective borrowing cost was 2.44% at March 31, 2004.

Term Redeemable Securities Contract

At December 31, 2003, we had borrowed $11,651,000 under a $75 million term redeemable securities contract. This term redeemable securities contract expired on February 28, 2004 and was repaid by refinancing the previously financed assets under the credit facility.

8.       Derivative Financial Instruments

The following table summarizes the notional value and fair value of our derivative financial instruments at March 31, 2004. The notional value provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or foreign exchange market risks.

                                                              Interest
  Hedge               Type              Notional Value          Rate           Maturity         Fair Value
-----------    --------------------    -----------------   ----------------   ------------    ---------------
Swap           Cash Flow Hedge            $85,000,000           4.2425%          2015         $  (2,584,000)
Swap           Cash Flow Hedge             24,000,000           4.2325%          2015              (713,000)


On March 31, 2004, the derivative financial instruments were reported at their fair value as interest rate hedge liabilities of $3,297,000.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


9.       Earnings Per Share

The following table sets forth the calculation of Basic and Diluted EPS:

                                        Three Months Ended March 31, 2004            Three Months Ended March 31, 2003
                                   -----------------------------------------------------------------------------------------
                                                                    Per Share                                    Per Share
                                     Net Income       Shares         Amount       Net Loss          Shares         Amount
                                   ---------------- ------------- -------------- ------------- ----------------- -----------
 Basic EPS:
    Net earnings per share of
      Common Stock                  $   3,082,000      6,583,412   $   0.47      $  2,545,000       5,515,484     $   0.46
                                                                  ==============                                 ===========

 Effect of Dilutive Securities
    Options outstanding for the
      purchase of common stock                --         120,560                          --           23,962
    Stock units outstanding
      convertible to shares of
      common stock                            --          26,102                          --              --
                                   ----------------    ----------               -------------- -----------------

 Diluted EPS:
    Net earnings per share of
      Common Stock and Assumed
      Conversions                   $   3,082,000      6,730,074   $   0.46      $  2,545,000       5,539,446     $   0.46
                                   ================ ============= ============== ============= ================= ===========

10.      Income Taxes

We intend to make an election to be taxed as a Real Estate Investment Trust, or REIT, under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal income tax. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates. We may also be subject to certain state and local taxes on our income and property. Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income. At March 31, 2004, we were in compliance with all REIT requirements.

During the three months ended March 31, 2004, we recorded $141,000 of income tax expense for income that was attributable to taxable REIT subsidiaries. Our effective tax rate for the year ended December 31, 2003 attributable to our taxable REIT subsidiaries was 48.1%. The difference between the U.S. federal statutory tax rate of 35% and the effective tax rate was primarily state and local taxes, net of federal tax benefit.

11.      Commitments and Contingencies

John R. Klopp serves as our chief executive officer and president pursuant to an employment agreement entered into on July 15, 1997, which will terminate effective July 15, 2004, the effective date of his new employment agreement that was entered into as of February 24, 2004. The new employment agreement provides for Mr. Klopp's employment through December 31, 2008 (subject to earlier termination under certain circumstances).

Under the new employment agreement, Mr. Klopp will receive a base salary and is eligible to receive annual performance compensation awards of cash and restricted shares of common stock. In addition, as of the effective date of the new agreement, Mr. Klopp will receive an initial award of 218,818 restricted shares of common stock which vest over the term of the contract and a performance compensation award tied to the amount of cash we receive, if any, as incentive management fees from CT Mezzanine Partners III, Inc. The agreement provides for severance payments under certain circumstances and contains provisions relating to non-competition during the term of employment, protection of our confidential information and intellectual property, and non-solicitation of our employees, which provisions extend for 24 months following termination in certain circumstances.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


12.      Dividends

In order to maintain its election to qualify as a REIT, we must currently distribute, at a minimum, an amount equal to 90% of its REIT taxable income and must distribute 100% of its REIT taxable income to avoid paying corporate federal income taxes. We expect to distribute all of our REIT taxable income to our shareholders. Because REIT taxable income differs from cash flow from operations due to non-cash revenues or expenses, in certain circumstances, we may be required to borrow to make sufficient dividend payments to meet this anticipated dividend threshold.

On March 19, 2004, we declared a dividend of approximately $2,986,000, or $0.45 per share of common stock applicable to the three-month period ended March 31, 2004, payable on April 15, 2004 to shareholders of record on March 31, 2004.

13.      Employee Benefit Plans

1997 Long-Term Incentive Stock Plan

During the three months ended March 31, 2004, we did not issue any options to acquire shares of class A common stock. In the first quarter of 2004 we issued 17,500 shares of restricted stock. The shares of restricted stock issued in 2004 are split into two grants. One-half of the shares issued in 2004 vest one-third on each of the following dates: February 1, 2005, February 1, 2006 and February 1, 2007. The remaining one-half are performance based and vest on February 1, 2008 if the total return to shareholders exceeds 13% during the period from January 1, 2004 to December 31, 2007.

The following table summarizes the option activity under the incentive stock plan for the quarter ended March 31, 2004:


                                                                                                Weighted Average
                                                       Options             Exercise Price        Exercise Price
                                                     Outstanding             per Share              per Share
                                                  ------------------- ------------------------- ------------------
   Outstanding at January 1, 2004                          517,468         $12.375 - $30.00          $ 19.09
      Granted in 2004                                          --                --                   --
      Exercised in 2004                                    (47,522)        $12.375 - $18.00            14.16
      Canceled in 2004                                      (1,668)         $15.00 - $15.90            15.30
                                                  -------------------                           -------------------
   Outstanding at March 31, 2004                           468,278         $12.375 - $30.00          $ 19.60
                                                  ===================                           ==================

At March 31, 2004, 430,884 of the options are exercisable. At March 31, 2004, the outstanding options have various remaining contractual exercise periods ranging from 1.75 to 7.85 years with a weighted average life of 5.24 years.

14.      Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on our outstanding debt and convertible junior subordinated debentures during the three months ended March 31, 2004 and 2003 was $4,812,000 and $4,716,000, respectively. We paid income taxes during the three months ended March 31, 2004 and 2003 of $113,000 and $1,193,000, respectively.

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

The Investment Management segment includes all of our activities related to investment management services provided us and third-party funds under management and includes our taxable REIT subsidiary, CT Investment Management Co., LLC and its subsidiaries.

The  following  table  details  each  segment's   contribution  to  our  overall
profitability and the identified assets attributable to each such segment for the three months ended and as of March 31, 2004, respectively (in thousands):

                                                        Balance Sheet         Investment       Inter-Segment
                                                          Investment          Management         Activities            Total
                                                      ------------------- ----------------- -------------------- -------------------
Income from loans and other investments:
   Interest and related income                          $       9,018       $        --        $         --        $       9,018
   Less:  Interest and related expenses on credit
    facilities, term redeemable securities contract
    and repurchase obligations                                  2,636                --                  --                2,636
   Less:  Interest and related expenses on
    convertible junior subordinated debentures                  2,433                --                  --                2,433
                                                      ------------------- ----------------- -------------------- -------------------
     Income from loans and other investments, net               3,949                --                  --                3,949
                                                      ------------------- ----------------- -------------------- -------------------

Other revenues:
   Management and advisory fees                                  --                 2,779               (695)              2,084
   Income/(loss) from equity investments in Funds                 487                 (93)               --                  394
   Other interest income                                            4                 109               (105)                  8
                                                      ------------------- ----------------- -------------------- -------------------
     Total other revenues                                         491               2,795               (800)              2,486
                                                      ------------------- ----------------- -------------------- -------------------

 Other expenses:
   General and administrative                                   1,194               2,439               (695)              2,938
   Other interest expense                                         105                --                 (105)              --
   Depreciation and amortization                                  211                  63                --                  274
                                                      ------------------- ----------------- -------------------- -------------------
     Total other expenses                                       1,510               2,502               (800)              3,212
                                                      ------------------- ----------------- -------------------- -------------------

   Income before income taxes                                   2,930                 293                --                3,223
Provision for income taxes                                       --                   141                --                  141
                                                      ------------------- ----------------- -------------------- -------------------
   Net income allocable to class A common stock       $          2,930     $          152      $         --      $         3,082
                                                      =================== ================= ==================== ===================

   Total Assets                                       $        452,682     $       19,370      $      (6,249)    $       465,803
                                                      =================== ================= ==================== ===================



All revenues were generated from external sources within the United States. The Balance Sheet Investment segment paid the Investment Management segment fees of $695,000 for management of the segment and $105,000 for inter-segment interest, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the table above.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


 The following table details each segment's contribution to our overall profitability attributable to each such segment for the three months ended March 31, 2003 (in thousands):

                                                        Balance Sheet         Investment       Inter-Segment
                                                          Investment          Management         Activities            Total
                                                      ------------------- ----------------- -------------------- -------------------
Income from loans and other investments:
   Interest and related income                          $       9,029       $       --         $       --          $       9,029
   Less:  Interest and related expenses on credit
    facilities, term redeemable securities contract
    and repurchase obligations                                  2,295               --                 --                  2,295
   Less:  Interest and related expenses on
    convertible junior subordinated debentures                  2,433               --                 --                  2,433
                                                      ------------------- ----------------- -------------------- -------------------
     Income from loans and other investments, net               4,301               --                 --                  4,301
                                                      ------------------- ----------------- -------------------- -------------------

Other revenues:
   Management and advisory fees                                 --                  2,535             (1,159)              1,376
   Income/(loss) from equity investments in Funds                 731                  54              --                    785
   Other interest income                                           11                   8              --                     19
                                                      ------------------- ----------------- -------------------- -------------------
     Total other revenues                                         742               2,597             (1,159)              2,180
                                                      ------------------- ----------------- -------------------- -------------------

 Other expenses:
   General and administrative                                   1,941               2,922             (1,159)              3,704
   Depreciation and amortization                                  199                  33             --                     232
                                                      ------------------- ----------------- -------------------- -------------------
     Total other expenses                                       2,140               2,955             (1,159)              3,936
                                                      ------------------- ----------------- -------------------- -------------------

   Income before income taxes                                   2,903                (358)             --                  2,545
Provision for income taxes                                      --                  --                 --                  --
                                                      ------------------- ----------------- -------------------- -------------------
   Net income allocable to class A common stock       $         2,903       $        (358)     $       --          $       2,545
                                                      =================== ================= ==================== ===================


All revenues were generated from external sources within the United States. The Balance Sheet segment paid the Investment Management segment fees of $1,159,000 for management of the segment, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the table above.

16.      Subsequent Event

On May 11, 2004, we announced that we had completed a direct public offering of our common stock and stock purchase warrants to designated controlled affiliates of W. R. Berkley Corporation.

Pursuant to a securities purchase agreement, affiliates of W. R. Berkley Corporation bought 1,310,000 shares of our common stock and warrants to purchase an additional 365,000 shares for a total purchase price of $30,654,000. The warrants have an exercise price of $23.40 per share, expire on December 31, 2004 and are not exercisable unless shareholders approve the issuance of the underlying shares at our 2004 annual meeting of shareholders on June 17, 2004. Subject to shareholder approval at the annual meeting and certain other closing conditions, W. R. Berkley Corporation will purchase an additional 325,000 shares of common stock for $23.40 per share ($7,605,000 in total) at a second closing scheduled for June 18, 2004.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Historical results set forth are not necessarily indicative of our future financial position and results of operations.

Introduction

We are a fully integrated, self-managed finance and investment management company that specializes in credit-sensitive structured financial products. To date, our investment programs have focused on loans and securities backed by income-producing commercial real estate assets. Since we commenced our finance business in 1997, we have completed $3.6 billion of real estate-related investments in 121 separate transactions. We intend to make an election to be taxed as a REIT for the 2003 tax year.

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


Balance Sheet Overview

At March 31, 2004, we had four investments in Federal Home Loan Mortgage Corporation Gold securities with a face value of $15,989,000. The securities bear interest at a fixed rate of 6.5% of the face value. We purchased the securities at a net premium and have $127,000 of the premium remaining to be amortized over the remaining lives of the securities. After premium amortization, the securities bore interest at a blended rate of 6.09% as of March 31, 2004. As of March 31, 2004, the securities were carried at a market value of $16,801,000, a $685,000 unrealized gain to their amortized cost.

We held twenty-one investments in fourteen separate issues of commercial mortgage-backed securities with an aggregate face value of $251,880,000 at March 31, 2004. $41,367,000 face value of the commercial mortgage-backed securities earn interest at a variable rate which averages the London Interbank Offered Rate, or LIBOR, plus 3.17% (4.26% at March 31, 2004). The remaining commercial mortgage-backed securities, $210,512,000 in face value, earn interest at fixed rates averaging 7.70% of the face value. We purchased the commercial mortgage-backed securities at discounts and, as of March 31, 2004, the remaining discount to be amortized into income over the remaining lives of the securities was $23,517,000. At March 31, 2004, with discount amortization, the commercial mortgage-backed securities earn interest at a blended rate of 8.51% of the face value less the unamortized discount. As of March 31, 2004, the securities were carried at market value of $199,784,000, reflecting a $28,578,000 unrealized loss to their amortized cost.

During the three months ended March 31, 2004, we purchased or originated one property mezzanine loan for $23,500,000 and one B Note for $9,000,000, received partial repayments on nine mortgage and property mezzanine loans totaling $1,908,000 and one property mezzanine loan and one B Note satisfaction totaling $16,853,000 were satisfied and repaid. At March 31, 2004, we had outstanding loans receivable totaling approximately $197.5 million.

At March 31, 2004, we had fourteen performing loans receivable with a current carrying value of $194,440,000. One of the loans for $48,913,000 bears interest at a fixed rate of interest of 11.99%. The thirteen remaining loans, totaling $145,527,000, bear interest at a variable rate of interest averaging LIBOR plus 5.72% (7.04% at March 31, 2004 including LIBOR floors). One mortgage loan receivable with an original principal balance of $8,000,000 reached maturity on July 15, 2001 and has not been repaid with respect to principal and interest. In December 2002, the loan was written down to $4,000,000 through a charge to the allowance for possible credit losses. Since the write-down, we have received proceeds of $962,000 reducing the carrying value of the loan to $3,038,000. In accordance with our policy for revenue recognition, income recognition has been suspended on this loan and for the three months ended March 31, 2004, $225,000 of potential interest income has not been recorded. All other loans are performing in accordance with their terms.

At March 31, 2004, we had investments in funds of $21,967,000, including $6,322,000 of unamortized costs that were capitalized in connection with entering into our venture agreement with Citigroup Alternative Investments LLC and the related fund business. These costs are being amortized over the lives of the funds and the venture agreement and are reflected as a reduction in income/(loss) from equity investments in funds.

We utilize borrowings under a committed credit facility, along with repurchase obligations, to finance our balance sheet assets.

At March 31, 2004, we had outstanding borrowings under our credit facility of $64,700,000, and had unused potential credit of $85,300,000, an amount of available credit that we believe provides us with adequate liquidity for our short-term needs over the next 12-month period. The credit facility provides for advances to fund lender-approved loans and investments made by us. Borrowings under the credit facility are secured by pledges of assets owned by us. Borrowings under the credit facility bear interest at specified spreads over LIBOR, which spreads vary based upon the perceived risk of the pledged assets. The credit facility provides for margin calls on asset-specific borrowings in the event of asset quality and/or market value deterioration as determined under the credit facility. The credit facility contains customary representations and warranties, covenants and conditions and events of default. Based upon borrowings in place at March 31, 2004, the effective rate on the credit facility was LIBOR plus 1.55% (2.64% at March 31, 2004). As of March 31, 2004, we had capitalized costs of $1,115,000 that are being amortized over the remaining life of the facility (15.5 months at March 31, 2004). After amortizing these costs to interest expense, the all-in effective borrowing cost on the facility as of March 31, 2004 was 3.96% based upon the amount currently outstanding on the credit facility.

At December 31, 2003, we had borrowed $11,651,000 under a $75 million term redeemable securities contract. This term redeemable securities contract expired on February 28, 2004 and was repaid by refinancing the previously financed assets under the credit facility.

In the first quarter of 2004, we entered another repurchase obligation with an existing provider in connection with the purchase of a loan. This repurchase agreement comes due monthly and has a current maturity date in May 2004.

At March 31, 2004, we had total outstanding repurchase obligations of $194,333,000. Based upon advances in place at March 31, 2004, the blended rate on the repurchase obligations is LIBOR plus 0.95% (2.04% at March 31, 2004). We had capitalized costs of $127,000 as of March 31, 2004, which are being amortized over the remaining lives of the repurchase obligations. After amortizing these costs to interest expense based upon the amount currently outstanding on the repurchase obligations, the all-in effective borrowing cost on the repurchase obligations as of March 31, 2004 was 2.44%. We expect to enter into new repurchase obligations at their maturity or settle the repurchase obligations with the proceeds from the repayment of the underlying financed asset.

We were party to two cash flow interest rate swaps with a total notional value of $109 million as of March 31, 2004. These cash flow interest rate swaps effectively convert floating rate debt to fixed rate debt, which is utilized to finance assets that earn interest at fixed rates. We received a rate equal to LIBOR (1.10% at March 31, 2004) and pay an average rate of 4.24%. The market value of the swaps at March 31, 2004 was a liability of $3,297,000, which is recorded as interest rate hedge liabilities and as accumulated other comprehensive loss on our balance sheet.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin 51. Interpretation No. 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, and how to determine when and which business enterprise should consolidate a variable interest entity. In addition, Interpretation No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make additional disclosures. The transitional disclosure requirements took effect almost immediately and are required for all financial statements initially issued after January 31, 2003. In December 2003, the Financial Accounting Standards Board issued a revision of Interpretation No. 46, Interpretation No. 46R, to clarify the provisions of Interpretation No. 46. The application of Interpretation No. 46R is effective for public companies, other than small business issuers, after March 15, 2004. We have evaluated all of our investments and other interests in entities that may be deemed variable interest entities under the provisions of Interpretation No. 46 and have concluded that no additional entities need to be consolidated.

In evaluating Interpretation No. 46R, we concluded that we could no longer consolidate CT Convertible Trust I, the entity which had purchased our step up convertible junior subordinated debentures and issued company-obligated, mandatory redeemable, convertible trust common and preferred securities. We had issued the convertible junior subordinated debentures and had purchased the convertible trust common securities. The consolidation of CT Convertible Trust I resulted in the elimination of both the convertible junior subordinated debentures and the convertible trust common securities with the convertible trust preferred securities being reported on our balance sheet after liabilities but before equity and the related expense being reported on the income statement below income taxes and net of income tax benefits. After the deconsolidation, we report the convertible junior subordinated debentures as liabilities and the convertible trust common securities as other assets. The expense from the payment of interest on the debentures is reported as interest and related expenses on convertible junior subordinated debentures and the income received from our investment in the common securities is reported as a component of interest and related income. We have elected to restate prior periods for the application of Interpretation 46R. The restatement was effected by a cumulative type change in accounting principle on January 1, 2002. There was no change to previously reported net income as a result of such restatement.

We currently have $92,524,000 aggregate principal amount of our outstanding convertible junior subordinated debentures. The convertible junior subordinated debentures are convertible into shares of class A common stock, in increments of $1,000 in liquidation amount, at a conversion price of $21.00 per share and are redeemable by us, in whole or in part, on or after September 30, 2004.

Distributions on the outstanding convertible junior subordinated debentures are payable quarterly in arrears on each calendar quarter-end. The convertible junior subordinated debentures bear interest at 10% through September 30, 2004. The interest rate increases by 0.75% on October 1, 2004 and on each October 1 thereafter. If the quarterly dividend paid on a share of our class A common stock multiplied by four and divided by $21.00 is in excess of the interest rate in effect at that time, then the holders are entitled to be paid additional interest at that rate.

In 2000, we announced an open market share repurchase program under which we may purchase, from time to time, up to 666,667 shares of our class A common stock. Since that time the authorization has been increased by the board of directors to purchase cumulatively up to 2,366,923 shares of class A common stock. In March 31, 2004 we had 666,339 shares remaining authorized for repurchase under the program.

At March 31, 2004, we had 6,636,382 shares of our class A common stock outstanding.


Investment Management Overview

We operated principally as a balance sheet investor until the start of our investment management business in March 2000 when we entered into a venture with affiliates of Citigroup Alternative Investments to co-sponsor and invest capital in a series of commercial real estate mezzanine investment funds managed by us. Pursuant to the venture agreement, we have co-sponsored with Citigroup Alternative Investments Fund I, Fund II and Fund III. We have capitalized costs of $6,322,000, net, from the formation of the venture and the Funds that are being amortized over the remaining anticipated lives of the Funds and the related venture agreement.

Fund I commenced its investment operations in May 2000 with equity capital supplied solely by Citigroup Alternative Investments (75%) and us (25%). From May 11, 2000 to April 8, 2001, the investment period for the fund, Fund I completed $330 million of total investments in 12 transactions. On January 31, 2003, we purchased from an affiliate of Citigroup Alternative Investments its interest in Fund I and began consolidating the operations of Fund I in our consolidated financial statements.

Fund II had its initial closing on equity commitments on April 9, 2001 and its final closing on August 7, 2001, ultimately raising $845.2 million of total equity commitments, including $49.7 million (5.9%) and $198.9 million (23.5%) from us and Citigroup Alternative Investments, respectively. Third-party private equity investors, including public and corporate pension plans, endowment funds, financial institutions and high net worth individuals, made the balance of the equity commitments. During its two-year investment period, which expired on April 9, 2003, Fund II invested $1.2 billion in 40 separate transactions. Fund II utilizes leverage to increase its return on equity, with a target debt-to-equity ratio of 2:1. Total capital calls during the investment period were $329.0 million. CT Investment Management Co. LLC, our wholly-owned taxable REIT subsidiary, acts as the investment manager to Fund II and receives 100% of the base management fees paid by the fund. As of April 9, 2003, the end of the Fund II investment period, CT Investment Management Co. began earning annual base management fees of 1.287% of invested capital. Based upon Fund II's invested capital at March 31, 2004, the date upon which the calculation for the next quarter is based, CT Investment Management Co. will earn base management fees of $522,000 for the quarter ending June 30, 2004.

We and Citigroup Alternative Investments, through our collective ownership of the general partner, are also entitled to receive incentive management fees from Fund II if the return on invested equity is in excess of 10% after all invested capital has been returned. The Fund II incentive management fees are split equally between Citigroup Alternative Investments and us. We intend to pay 25% of our share of the Fund II incentive management fees as long-term incentive compensation to our employees. No such incentive fees have been earned at March 31, 2004 and as such, no amount has been accrued as income for such potential fees in our financial statements. The amount of incentive fees to be received in the future will depend upon a number of factors, including the level of interest rates and the fund's ability to generate returns in excess of 10%, which is in turn impacted by the duration and ultimate performance of the fund's assets. Potential incentive fees received as Fund II winds down could result in significant additional income from operations in certain periods during which such payments can be recorded as income. If Fund II's assets were sold and liabilities were settled on April 1, 2004 at the recorded book value, net of the allowance for possible credit losses, and the fund equity and income were distributed, we would record approximately $7.0 million of incentive income.

We do not anticipate making any additional equity contributions to Fund II or its general partner. Our net investment in Fund II and its general partner at March 31, 2004 was $11.6 million. As of March 31, 2004, Fund II had 22 outstanding loans and investments totaling $432.9 million, all of which were performing in accordance with the terms of their agreements.

On June 2, 2003, Fund III effected its initial closing on equity commitments and on August 8, 2003, its final closing, raising a total of $425.0 million in equity commitments. Our equity commitment was $20.0 million (4.7%) and Citigroup Alternative Investments' equity commitment was $80.0 million (18.8%), with the balance made by third-party private equity investors. From the initial closing through March 31, 2004, we have made equity investments in Fund III of $4,000,000. As of March 31, 2004, Fund III had ten outstanding loans and investments totaling $268.4 million, all of which were performing in accordance with the terms of their agreements.

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


Three months Ended March 31, 2004 Compared to Three months Ended March 31, 2003

We reported net income of $3,082,000 for the three months ended March 31, 2004, an increase of $537,000 from the net income of $2,545,000 for the three months ended March 31, 2003. This increase was primarily the result of a reduction in general and administrative costs due to reduced employee compensation and reduced legal expenses.

Interest and related income from loans and other investments amounted to $9,018,000 for the three months ended March 31, 2004, a decrease of $11,000 from the $9,029,000 amount for the three months ended March 31, 2003. Average interest-earning assets increased from approximately $354.4 million for the three months ended March 31, 2003 to approximately $385.3 million for the three months ended March 31, 2004. The average interest rate earned on such assets decreased from 10.3% for the three months ended March 31, 2003 to 9.4% for the three months ended March 31, 2004. During the three months ended March 31, 2003, the Company recognized $367,000 in additional income on the early repayment of loans. Without this additional interest income, the earning rate for the 2003 period would have been 9.9%. LIBOR rates averaged 1.1% for the three months ended March 31, 2004 and 1.3% for the three months ended March 31, 2003, a decrease of 0.2%. The remaining decrease in rates was due to the repayment of two fixed rates loans (which earned interest at rates in excess of the portfolio average) and a change in the mix of our investment portfolio to include lower risk B Notes in 2004 (which generally carry lower interest rates than mezzanine loans).

We utilize our existing credit facility and repurchase obligations to finance our interest-earning assets.

Interest and related expenses on secured debt amounted to $2,636,000 for the three months ended March 31, 2004, an increase of $341,000 from the $2,295,000 amount for the three months ended March 31, 2003. The increase in expense was due to an increase in the amount of average interest-bearing liabilities outstanding from approximately $205.9 million for the three months ended March 31, 2003 to approximately $218.8 million for the three months ended March 31, 2004, and an increase in the average rate on interest-bearing liabilities from 4.5% to 4.8% for the same periods. The increase in the average rate is substantially due to an increase in the rate paid on repurchase agreements, which increased from 2.2% for the three months ended March 31, 2003 to 2.6% for the three months ended March 31, 2004. This rate increase resulted from a significant decrease in FHLMC securities, which are financed at LIBOR flat.

We also utilize the convertible junior subordinated debentures to finance our interest-earning assets. During the three months ended March 31, 2004 and 2003, we recognized $2,433,000 of expenses related to the convertible junior subordinated debentures, as the terms of the debt were the same in both periods.

Other revenues increased $306,000 from $2,180,000 for the three months ended March 31, 2003 to $2,486,000 for the three months ended March 31, 2004. The increase is primarily due to the management fees charged to Fund III in 2004, as Fund III did not begin its investment period until June 2003. This was partially offset by a decrease in the earnings from Fund II, due to lower levels of investment in 2004 as the fund is no longer investing in new assets, and the reclassification of earnings from Fund I to other income statement captions as it is now a consolidated entity.

General and administrative expenses decreased $766,000 to $2,938,000 for the three months ended March 31, 2004 from $3,704,000 for the three months ended March 31, 2003. The decrease in general and administrative expenses was primarily due to reduced employee compensation and legal expenses. We employed an average of 25 employees during the three months ended March 31, 2004 and the three months ended March 31, 2003. We had 23 full-time employees at March 31, 2004.

We intend to make an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal income tax. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates. We may also be subject to certain state and local taxes on our income and property. Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income. At March 31, 2004, we were in compliance with all REIT requirements and as such, have only provided for income tax expense on taxable income attributed to our taxable REIT subsidiaries during the three months ended March 31, 2004.

Liquidity and Capital Resources

At March 31, 2004, we had $23,124,000 in cash. Our primary sources of liquidity for 2004 are expected to be cash on hand, cash generated from operations, principal and interest payments received on loans and investments, additional borrowings under our credit facility and repurchase obligations and proceeds from the sale of securities. We believe these sources of capital are adequate to meet future cash requirements for the remainder of 2004. We expect that during 2004, we will use a significant amount of our available capital resources to satisfy capital contributions required pursuant to our equity commitments to Fund III and to originate new loans and investments for our balance sheet. We intend to continue to employ leverage on our balance sheet assets to enhance our return on equity.

We experienced a net increase in cash of $14,386,000 for the three months ended March 31, 2004, compared to a net increase of $990,000 for the three months ended March 31, 2003. Cash provided by operating activities during the three months ended March 31, 2004 was $502,000, compared to $1,849,000 during the same period of 2003. For the three months ended March 31, 2004, cash used in investing activities was $45,469,000, compared to cash provided of $21,393,000 during the same period in 2003. The change was primarily due our new loan and investment activity totaling $67.5 million for the three months ended March 31, 2004. We financed the new investment activity with additional borrowings under our credit facility, term redeemable securities contract and repurchase obligations. This accounted for substantially all of the change in the net cash activity from financing activities.

During the investment periods for Fund I and Fund II, we generally did not originate or acquire loans or commercial mortgage-backed securities directly for our own balance sheet portfolio. When the Fund II investment period ended, we began originating loans and investments for our own account as permitted by the provisions of Fund III. We expect to use our available working capital to make contributions to Fund III or any other funds sponsored by us as and when required by the equity commitments made by us to such funds.

At March 31, 2004, we had outstanding borrowings under our credit facility of $64,700,000, and outstanding repurchase obligations totaling $194,333,000. The terms of these agreements are described above under the caption "Balance Sheet Overview". At March 31, 2004, we had pledged assets that enable us to borrow an additional $25.4 million and had $232.6 million of credit available for the financing of new and existing unpledged assets pursuant to these sources of financing.

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

Important factors that we believe might cause actual results to differ from any results expressed or implied by these forward-looking statements are discussed in the cautionary statements contained in Exhibit 99.1 to this Form 10-Q (filed as Exhibit 99.1 to our Annual Report on Form 10-K, filed on March 3, 2004 and incorporated therein by reference), which are incorporated herein by reference. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates at March 31, 2004. For financial assets and debt obligations, the table presents cash flows to the expected maturity and weighted average interest rates based upon the current carrying values. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on rates in effect as of the reporting date.

                                                           Expected Maturity Dates
                              -----------------------------------------------------------------------------------
                                2004        2005        2006         2007        2008     Thereafter     Total     Fair Value
                                ----        ----        ----         ----        ----     ----------     -----     ----------
Assets:                                                           (dollars in thousands)
Available-for-sale securities
   Fixed Rate                 $  5,009    $  4,436   $   2,640    $   1,573   $     938   $   1,393    $  15,989    $ 16,801
      Average interest rate      6.09%       6.09%       6.09%        6.09%       6.09%       6.09%        6.09%

Commercial Mortgage-backed
   Securities
   Fixed Rate                     --          --     $   7,811    $     135   $   1,420   $ 201,146    $ 210,512    $159,934

      Average interest rate       --          --         9.02%        8.99%       8.97%      11.22%       11.10%

   Variable Rate              $  5,000        --          --           --     $  34,783   $   1,268    $  41,051    $ 39,995

      Average interest rate      4.11%        --          --           --         3.95%      21.92%        4.22%

Loans receivable
   Fixed Rate                     --          --          --           --          --     $  48,913    $  48,913    $ 58,169
      Average interest rate       --          --          --           --          --        11.99%       11.99%

   Variable Rate              $ 14,839    $ 18,961   $   2,349    $  15,976   $  57,987   $  38,474    $ 148,586    $149,655
      Average interest rate      7.70%       6.71%       6.85%        8.76%       6.81%       6.04%        6.90%


Liabilities:
Credit Facility
   Variable Rate                  --      $ 64,700        --           --          --          --      $  64,700    $ 64,700
      Average interest rate       --         3.96%        --           --          --          --          3.96%

Repurchase obligations
   Variable Rate              $ 75,624    $118,709        --           --          --          --      $ 194,333    $194,333
      Average interest rate      3.11%       2.01%        --           --          --          --          2.44%

Convertible junior
  subordinated debentures
   Fixed Rate                 $ 92,524        --          --           --          --          --      $  92,524    $118,089
      Average interest rate     10.00%        --          --           --          --          --         10.00%

Interest rate swaps
     Notional amounts             --          --          --           --          --     $ 109,000    $ 109,000    $(3,297)
     Average fixed pay rate       --          --          --           --          --         4.24%        4.24%
     Average variable
     receive rate                 --          --          --           --          --         1.10%        1.10%


ITEM 4.  Disclosure Controls and Procedures


Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was carried out as of the end of the period covered by this quarterly report. This evaluation was made under the supervision and with the participation of our management, including its Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no significant changes in our "internal control over financial reporting" (as defined in rule 13a-15(f) under the Securities Exchange Act) that occurred during the period covered by this quarterly report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

                           None

ITEM 5:       Other Information

                           None

ITEM 6:       Exhibits and Reports on Form 8-K

(a)      Exhibits

          11.1 Statements regarding Computation of Earnings per Share (Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 8 to the consolidated financial statements contained in this report).

       o 10.1 Employment Agreement, dated as of February 24, 2004, by and between Capital Trust, Inc. and CT Investment Management Co., LLC and John R. Klopp.

       o 10.2 Registration Rights Agreement dated as of June 18, 2003, by and among Capital Trust, Inc. and the parties named therein.

       o 31.1 Certification of John R. Klopp, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       o 31.2 Certification of Brian H. Oswald, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       o 32.1 Certification of John R. Klopp, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

       o 32.2 Certification of Brian H. Oswald, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

          99.1 Risk Factors (filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K, filed on March 3, 2004 and incorporated herein by reference).


         o  Filed herewith.




                                      -21

      (b)  Reports on Form 8-K

         During the fiscal quarter ended March 31, 2004, we filed the following Current Reports on Form 8-K:

           (1) Current Report on Form 8-K, dated March 9, 2004, as filed with the SEC on March 9, 2004, reporting under Item 12 "Results of Operations and Financial Condition" our issuance of a press release reporting our financial results for our year ended December 31, 2003.

           (2) Current Report on Form 8-K, dated March 10, 2004, as filed with the SEC on March 10, 2004, reporting under Item 12 "Results of Operations and Financial Condition" our holding of a conference call to discuss our financial results for the fourth quarter and our year ended December 31, 2003.

           (3) Current Report on Form 8-K, dated March 16, 2004, as filed with the SEC on March 16, 2004, reporting under Item 9 "Regulation FD Disclosure" our slide presentation to investors and analysts.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         CAPITAL TRUST, INC.



May 12, 2004                                             /s/ John R. Klopp
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