Form 10-Q
period 2004-06-30
CAPITAL TRUST INC
filed 2004-08-16
CIK 1061630

To be filed with the Securities and Exchange Commission on August 16, 2004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
                               -------------

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

                     Yes[ X ]    No[   ]

           Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                     Yes[  ]    No[ X ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

           The number of outstanding shares of the Registrant's class A common stock, par value $0.01 per share, as of August 5, 2004 was 12,544,161.

                               CAPITAL TRUST, INC.
                                      INDEX

Part I.  Financial Information

         Item 1:      Financial Statements                                   1

                 Consolidated Balance Sheets - June 30, 2004 (unaudited)
                    and December 31, 2003 (audited)                          1

                 Consolidated Statements of Income - Three and Six
                    Months Ended June 30, 2004 and 2003 (unaudited)          2

                 Consolidated Statements of Changes in Shareholders'
                    Equity - Three and Six Months Ended June 30, 2004
                    and 2003 (unaudited)                                     3

                 Consolidated Statements of Cash Flows - Six Months
                    Ended June 30, 2004 and 2003 (unaudited)                 4

                 Notes to Consolidated Financial Statements (unaudited)      5

         Item 2:    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     17

         Item 3:    Quantitative and Qualitative Disclosures about
                    Market Risk                                             25

         Item 4:    Disclosure Controls and Procedures                      26

Part II. Other Information

         Item 1:    Legal Proceedings                                       27

         Item 2:    Changes in Securities                                   27

         Item 3:    Defaults Upon Senior Securities                         27

         Item 4:    Submission of Matters to a Vote of Security Holders     27

         Item 5:    Other Information                                       28

         Item 6:    Exhibits and Reports on Form 8-K                        28

         Signatures                                                         30

                      Capital Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                       June 30, 2004 and December 31, 2003
                                 (in thousands)




                                                                                                    June 30,          December 31,
                                                                                                      2004                2003
                                                                                               ------------------   ----------------
                                                                                                    Unaudited            Audited
                                                 Assets

   Cash and cash equivalents                                                                     $       39,865       $      8,738
   Available-for-sale securities, at fair value                                                             --              20,052
   Commercial mortgage-backed securities available-for-sale, at fair value                              195,037            158,136
   Loans receivable, net of $6,672 reserve for possible credit losses at June 30, 2004 and
     December 31, 2003                                                                                  199,825            177,049
   Equity investment in CT Mezzanine Partners I LLC ("Fund I"), CT Mezzanine
     Partners II LP ("Fund II"), CT MP II LLC ("Fund II GP") and CT Mezzanine
     Partners III, Inc. ("Fund III") (together "Funds")                                                  21,193             21,988
   Deposits and other receivables                                                                             3                345
   Accrued interest receivable                                                                            2,734              3,834
   Interest rate hedge assets                                                                             3,071                168
   Deferred income taxes                                                                                  4,871              3,369
   Prepaid and other assets                                                                               5,601              6,247
                                                                                               ------------------   ----------------
Total assets                                                                                     $      472,200       $    399,926
                                                                                               ==================   ================

                              Liabilities and Shareholders' Equity

Liabilities:
   Accounts payable and accrued expenses                                                         $       10,087       $     11,041
   Credit facilities                                                                                     50,000             38,868
   Term redeemable securities contract                                                                      --              11,651
   Repurchase obligations                                                                               178,944            146,894
   Step up convertible junior subordinated debentures                                                    92,487             92,248
   Deferred origination fees and other revenue                                                            2,097              3,207
                                                                                               ------------------   ----------------
Total liabilities                                                                                       333,615            303,909
                                                                                               ------------------   ----------------


Shareholders' equity:
   Class A common stock, $0.01 par value,  100,000 shares authorized,  8,236 and 6,502 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively
     ("class A common stock")                                                                                82                 65
   Restricted class A common stock, $0.01 par value, 64 and 34 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively  ("restricted class A
     common stock" and together with class A common stock, "common stock")                                    1                --
   Additional paid-in capital                                                                           181,783            141,402
   Unearned compensation                                                                                 (1,189)              (247)
   Accumulated other comprehensive loss                                                                 (30,669)           (33,880)
   Accumulated deficit                                                                                  (11,423)           (11,323)
                                                                                               ------------------   ----------------
Total shareholders' equity                                                                              138,585             96,017
                                                                                               ------------------   ----------------

Total liabilities and shareholders' equity                                                       $      472,200       $    399,926
                                                                                               ==================   ================


     See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                   Three and Six Months June 30, 2004 and 2003
                      (in thousands, except per share data)
                                  (unaudited)




                                                                    Three Months Ended              Six Months Ended
                                                                         June 30,                       June 30,
                                                            -------------------------------   -------------------------------
                                                                 2004             2003             2004             2003
                                                            --------------   --------------   --------------   --------------

Income from loans and other investments:
     Interest and related income                              $    9,172       $    8,737       $   18,190       $   17,766
     Less: Interest and related expenses on secured debt           2,454            2,458            5,090            4,753
     Less: Interest and related expenses on step up
        convertible junior subordinated debentures                 2,432            2,432            4,865            4,865
                                                            --------------   --------------   --------------   --------------
          Income from loans and other investments, net             4,286            3,847            8,235            8,148
                                                            --------------   --------------   --------------   --------------

Other revenues:
     Management and advisory fees from Funds                       2,031            1,432            4,115            2,808
     Income/(loss) from equity investments in Funds                  431              533              825            1,318
     Gain on sales of investments                                    300             --                300             --
     Other interest income                                             8               19               16               38
                                                            --------------   --------------   --------------   --------------
          Total other revenues                                     2,770            1,984            5,256            4,164
                                                            --------------   --------------   --------------   --------------

 Other expenses:
     General and administrative                                    3,154            2,989            6,092            6,693
     Other interest expense                                         --               --               --               --
     Depreciation and amortization                                   274              256              548              488
     Provision for/(recapture of) allowance for possible
        credit losses                                               --               --               --               --
                                                            --------------   --------------   --------------   --------------
         Total other expenses                                      3,428            3,245            6,640            7,181
                                                            --------------   --------------   --------------   --------------

Income before income taxes                                         3,628            2,586            6,851            5,131
        Provision for income taxes                                    88             --                229             --
                                                            --------------   --------------   --------------   --------------

Net income                                                    $    3,540       $    2,586       $    6,622       $    5,131
                                                            ==============   ==============   ==============   ==============

Per share information:
     Net earnings per share of common stock:
         Basic                                                $     0.48       $     0.46       $     0.95       $     0.93
                                                            ==============   ==============   ==============   ==============
         Diluted                                              $     0.47       $     0.46       $     0.93       $     0.92
                                                            ==============   ==============   ==============   ==============
     Weighted average shares of common stock outstanding:
         Basic                                                 7,414,509        5,579,341        6,998,960        5,525,307
                                                            ==============   ==============   ==============   ==============
         Diluted                                               7,541,416        5,628,502        7,122,274        5,557,277
                                                            ==============   ==============   ==============   ==============

    Dividends declared per share of common stock              $     0.45       $     0.45       $     0.90       $     0.90
                                                            ==============   ==============   ==============   ==============


     See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                 For the Six Months Ended June 30, 2004 and 2003
                                 (in thousands)
                                   (unaudited)




                                                                                                  Restricted
                                                                                          Class A  Class A    Additional
                                                                           Comprehensive  Common    Common     Paid-In    Unearned
                                                                           Income/(Loss)  Stock     Stock      Capital  Compensation
                                                                          -------------- -------------------------------------------
Balance at January 1, 2003                                                               $ 54    $       1    $ 126,919    $  (320)
Net income                                                                 $    5,131     --          --           --          --
Unrealized loss on derivative financial instruments                            (3,987)    --          --           --          --
Unrealized loss on available-for-sale securities                               (5,043)    --          --           --          --
Sale of shares of class A common stock under stock
    option agreement                                                             --       --          --              4        --
Cancellation of restricted class A common stock                                  --       --          --           (192)        192
Vesting of restricted class A common stock
    to unrestricted class A common stock                                         --         1           (1)        --          --
Restricted class A common stock earned                                           --       --          --           --            84
Repurchase of warrants to purchase shares of class A
    common stock                                                                 --       --          --         (2,132)       --
Repurchase and retirement of shares of class A common
    stock previously outstanding                                                 --        (1)        --           (946)       --
Dividends declared on class A common stock                                       --       --          --           --          --
Shares redeemed in one for three reverse stock split                             --       --          --             (8)       --
Shares of class A common stock issued in private offering                        --        11         --         17,127        --
                                                                          -----------    ----    ---------    ---------    --------
Balance at June 30, 2003                                                   $   (3,899)   $ 65    $    --      $ 140,772    $    (44)
                                                                          ===========    ====    =========    =========    ========

Balance at January 1, 2004                                                               $ 65    $    --      $ 141,402    $   (247)
Net income                                                                 $   6,622      --          --           --          --
Unrealized gain on derivative financial instruments                            2,903      --          --           --          --
Unrealized gain on available-for-sale securities                                 308      --          --           --          --
Issuance of restricted class A common stock                                     --        --             1        1,199      (1,200)
Sale of shares of class A common stock under stock
    option agreement                                                            --          1         --            707        --
Vesting of restricted class A common stock
    to unrestricted class A common stock                                        --        --          --           --          --
Conversion of class A common stock units
    to class A common stock                                                     --        --          --            410        --
Restricted class A common stock earned                                          --        --          --           --           360
Revaluation of restricted class A common stock                                  --        --          --            102        (102)
Shares of class A common stock issued in direct public
    offering                                                                    --         16         --         37,963        --
Dividends declared on class A common stock                                      --        --          --           --          --
                                                                           ---------     ----    ---------    ---------    --------
Balance at June 30, 2004                                                   $   9,833     $ 82    $       1    $ 181,783    $ (1,189)
                                                                           =========     ====    =========    =========    ========




                                                                           Accumulated
                                                                             Other
                                                                          Comprehensive  Accumulated
                                                                           Income/(Loss)  Deficit        Total
                                                                          --------------------------------------
Balance at January 1, 2003                                                 $   (28,988)   $(13,610)   $  84,056
Net income                                                                        --         5,131        5,131
Unrealized loss on derivative financial instruments                             (3,987)       --         (3,987)
Unrealized loss on available-for-sale securities                                (5,043)       --         (5,043)
Sale of shares of class A common stock under stock
    option agreement                                                              --          --              4
Cancellation of restricted class A common stock                                   --          --           --
Vesting of restricted class A common stock
    to unrestricted class A common stock                                          --          --           --
Restricted class A common stock earned                                            --          --             84
Repurchase of warrants to purchase shares of class A
    common stock                                                                  --          --         (2,132)
Repurchase and retirement of shares of class A common
    stock previously outstanding                                                  --          --           (947)
Dividends declared on class A common stock                                        --        (5,367)      (5,367)
Shares redeemed in one for three reverse stock split                              --          --             (8)
Shares of class A common stock issued in private offering                         --          --         17,138
                                                                           -----------    --------    ---------
Balance at June 30, 2003                                                   $   (38,018)   $(13,846)   $  88,929
                                                                           ===========    ========    =========

Balance at January 1, 2004                                                 $   (33,880)   $(11,323)   $  96,017
Net income                                                                        --         6,622        6,622
Unrealized gain on derivative financial instruments                              2,903        --          2,903
Unrealized gain on available-for-sale securities                                   308        --            308
Issuance of restricted class A common stock                                       --          --           --
Sale of shares of class A common stock under stock
    option agreement                                                              --          --            708
Vesting of restricted class A common stock
    to unrestricted class A common stock                                          --          --           --
Conversion of class A common stock units
    to class A common stock                                                       --          --            410
Restricted class A common stock earned                                            --          --            360
Revaluation of restricted class A common stock                                    --          --           --
Shares of class A common stock issued in direct public
    offering                                                                      --          --         37,979
Dividends declared on class A common stock                                        --        (6,722)      (6,722)
                                                                           -----------    --------    ---------
Balance at June 30, 2004                                                   $   (30,669)   $(11,423)   $ 138,585
                                                                           ===========    ========    =========


     See accompanying notes to unaudited consolidated financial statements

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2004 and 2003
                                 (in thousands)
                                   (unaudited)




                                                                                         2004                 2003
                                                                                   -----------------    -----------------
Cash flows from operating activities:
   Net income                                                                        $       6,622        $       5,131
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Deferred income taxes                                                              (1,502)                (335)
         Depreciation and amortization                                                         548                  488
         Income from equity investments in Funds                                              (825)              (1,318)
         Restricted class A common stock earned                                                360                   84
         Gain on sale of investments                                                          (300)                 --
         Amortization of premiums and accretion of discounts on loans
            and investments, net                                                              (794)                (421)
         Accretion of discounts and fees on convertible trust preferred securities or convertible step up junior subordinated
            debentures, net                                                                    239                  239
   Changes in assets and liabilities, net:
         Deposits and other receivables                                                        342                 (408)
         Accrued interest receivable                                                         1,100                4,273
         Prepaid and other assets                                                              662               (1,087)
         Deferred origination fees and other revenue                                        (1,110)                (301)
         Accounts payable and accrued expenses                                              (1,338)              (3,829)
                                                                                   -----------------    -----------------
   Net cash provided by operating activities                                                 4,004                2,516
                                                                                   -----------------    -----------------
Cash flows from investing activities:
         Purchases of commercial mortgage-backed securities                                (35,037)                 --
         Principal collections and proceeds from sales on available-for-sale
            securities                                                                      19,561               31,177
         Origination and purchase of loans receivable                                      (47,093)             (36,525)
         Principal collections and proceeds from sale of loans receivable                   24,346               30,384
         Equity investments in Funds                                                        (3,500)              (6,216)
         Return of capital from Funds                                                        4,621                6,651
         Purchase of remaining interest in Fund I                                               --              (19,946)
         Purchases of equipment and leasehold improvements                                     (65)                 (16)
                                                                                   -----------------    -----------------
   Net cash provided by (used in) investing activities                                     (37,167)               5,509
                                                                                   -----------------    -----------------

Cash flows from financing activities:
         Proceeds from repurchase obligations                                               60,721               28,061
         Repayment of repurchase obligations                                               (28,671)             (37,217)
         Proceeds from credit facilities                                                    89,500               59,015
         Repayment of credit facilities                                                    (78,368)             (94,100)
         Proceeds from term redeemable securities contract                                     --                20,000
         Repayment of term redeemable securities contract                                  (11,651)                 --
         Dividends paid on class A common stock                                             (5,928)              (2,442)
         Sale of shares of class A common stock under stock option agreement                   708                    4
         Proceeds from sale of shares of class A common stock                               37,979               17,138
         Repurchase and retirement of shares of class A common stock
            previously outstanding                                                             --                  (955)
         Repurchase of warrants to purchase shares of class A common stock                     --                (2,132)
                                                                                   -----------------    -----------------
   Net cash provided by (used in) financing activities                                      64,290              (12,628)
                                                                                   -----------------    -----------------

Net increase (decrease) in cash and cash equivalents                                        31,127               (4,603)
Cash and cash equivalents at beginning of year                                               8,738               10,186
                                                                                   -----------------    -----------------
Cash and cash equivalents at end of period                                         $        39,865         $      5,583
                                                                                   =================    =================


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

We are a fully integrated, self-managed finance and investment management company that specializes in credit sensitive structured financial products. We invest in loans, debt securities and related instruments for our own account and on behalf of funds that we manage. To date, our investment programs have focused on loans and securities backed by income-producing commercial real estate assets with the objective of achieving attractive risk adjusted returns with low volatility. We conduct our operations to qualify as a real estate investment trust for federal income tax purposes.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of results that may be expected for the entire year ending December 31, 2004.

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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


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

4. Available-for-Sale Securities

On June 14, 2004, we sold our entire portfolio of our available-for-sale securities for a gain of $300,000 over their amortized cost.

5. Commercial Mortgage-Backed Securities

During the six months ended June 30, 2004, we purchased three investments in two issues of commercial mortgage-backed securities. The securities had a face value of $36,367,000 and were purchased at a discount for $35,037,000.

At June 30, 2004, we held twenty-one investments in fourteen separate issues of commercial mortgage-backed securities with an aggregate face value of
$251,880,000. Commercial mortgage-backed securities with a face value of $41,367,000 earn interest at a variable rate, which averages the London Interbank Offered Rate, or LIBOR, plus 3.04% (4.28% at June 30, 2004). The remaining commercial mortgage-backed securities, $210,512,000 face value, earn interest at fixed rates averaging 7.70% of the face value. We purchased the commercial mortgage-backed securities at discounts. As of June 30, 2004, the remaining discount to be amortized into income over the remaining lives of the securities was $23,103,000. At June 30, 2004, with discount amortization, the commercial mortgage-backed securities earn interest at a blended rate of 8.73% of the face value less the unamortized discount. As of June 30, 2004, the securities were carried at fair value of $195,037,000, reflecting a $33,739,000 unrealized loss to their amortized cost.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


6. Loans Receivable

At June 30, 2004 and December 31, 2003, the our loans receivable consisted of the following (in thousands):

                                                  June 30,       December 31,
                                                    2004             2003
                                              --------------- ---------------
   First mortgage loans                         $     11,540    $     12,672
   Property mezzanine loans                          115,713         106,449
   B Notes                                            79,244          64,600
                                              --------------- ---------------
                                                     206,497         183,721
   Less:  reserve for possible credit losses          (6,672)         (6,672)
                                              --------------- ---------------
   Total loans                                  $    199,825    $    177,049
                                              =============== ===============

One first mortgage loan with an original principal balance of $8,000,000 reached maturity on July 15, 2001 and has not been repaid with respect to principal and interest. In December 2002, the loan was written down to $4,000,000 through a charge to the allowance for possible credit losses. Since the December 2002 write-down, we received proceeds of $962,000 reducing the carrying value of the loan to $3,038,000. In accordance with our policy for revenue recognition, income recognition has been suspended on this loan, and for the three and six months ended June 30, 2004, $224,000 and $449,000, respectively, of potential interest income has not been recorded. All remaining loans are performing in accordance with the terms of the loan agreements.

During the six months ended June 30, 2004, we purchased or originated one property mezzanine loan for $23,500,000 and two B Notes for $23,593,000, received partial repayments on ten mortgage and property mezzanine loans totaling $7,493,000 and one property mezzanine loan and one B Note totaling $16,853,000 were satisfied and repaid. We have no outstanding loan commitments at June 30, 2004.

At June 30, 2004, the weighted average interest rate in effect, including amortization of fees and premiums, for our performing loans receivable were as follows:

            First mortgage loan                                10.55%
            Property mezzanine loans                            9.18%
            B Notes                                             6.79%
                      Total Loans                               8.31%

At June 30, 2004, $154,640,000 (76%) of the aforementioned performing loans bear interest at floating rates ranging from LIBOR plus 235 basis points to LIBOR plus 900 basis points. The remaining $48,819,000 (24%) of loans bear interest at a fixed rate of 11.67%.

7. Long-Term Debt

Credit Facility

At June 30, 2004, we have borrowed $50,000,000 under a $150.0 million credit facility at an average borrowing rate (including amortization of fees incurred and capitalized) of 4.32%. We pledged $114,456,000 of assets as collateral for the borrowing against such credit facility. At June 30, 2004, the available credit remaining under the credit facility was $100.0 million of which $32.5 million may be borrowed without the need to pledge additional assets as collateral.

Repurchase Obligations

At June 30, 2004, we were obligated to four counterparties under repurchase agreements.

The repurchase obligation with the first counterparty, an affiliate of a securities dealer, was utilized to finance commercial mortgage-backed securities. At June 30, 2004, we have sold commercial mortgage-backed securities with a book and market value of $184,500,000 and have a liability to repurchase these assets for $116,818,000 that

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


is non-recourse to us. This repurchase obligation had an original one-year term that expired in February 2003 and was extended twice to February 2005. The liability balance bears interest at specified rates over LIBOR based upon each asset included in the obligation.

The repurchase obligation with the second counterparty, a securities dealer, was entered into on May 28, 2003 pursuant to the terms of a master repurchase agreement that, as increased in August 2003, allows us to incur $100.0 million of repurchase obligations to finance specific assets. Through June 30, 2004, the master repurchase agreement has been utilized in connection with the purchase of five loans. At June 30, 2004, we have sold loans with a book and market value of $53,085,000 and have a liability to repurchase these assets for $40,000,000. The master repurchase agreement was extended during the quarter ended June 30, 2004 and now terminates on June 1, 2006, with an automatic nine-month amortizing extension option, if not otherwise extended, and bears interest at specified rates over LIBOR based upon each asset included in the obligation.

The repurchase obligations with the third counterparty, a securities dealer, were entered into during 2003 in connection with the purchase of commercial mortgage-backed securities. At June 30, 2004, we have sold commercial mortgage-backed securities with a book and market value of $5,000,000 and have a liability to repurchase these assets for $4,250,000. The repurchase agreements are matched to the term of the commercial mortgage-backed securities, which have an extended maturity in August 2007, and bear interest at specified rates over LIBOR based upon each asset included in the obligation.

The repurchase obligation with the fourth counterparty, a securities dealer, was entered into in connection with the purchase of two loans. At June 30, 2004, we have sold loans with a book and market value of $21,326,000 and have a liability to repurchase these assets for $17,876,000. This repurchase agreement comes due monthly and has a current maturity date in August 2004.

The average borrowing rate in effect for all the repurchase obligations outstanding at June 30, 2004 was LIBOR plus 1.09% (2.21% at June 30, 2004). Assuming no additional utilization under the repurchase obligations and including the amortization of fees paid and capitalized over the term of the repurchase obligations, the all-in effective borrowing cost was 2.30% at June 30, 2004.

Term Redeemable Securities Contract

At December 31, 2003, we had borrowed $11,651,000 under a $75 million term redeemable securities contract. This term redeemable securities contract expired on February 28, 2004 and was repaid by refinancing the previously financed assets under our credit facility.

8. Derivative Financial Instruments

The following table summarizes the notional value and fair value of our derivative financial instruments at June 30, 2004. The notional value provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or foreign exchange market risks.



                                                                         Interest
   Hedge                  Type                 Notional Value              Rate              Maturity           Fair Value
-------------    ------------------------    --------------------    ------------------    --------------    ------------------
Swap             Cash Flow Hedge                  $85,000,000              4.2425%             2015          $     2,382,000
Swap             Cash Flow Hedge                   24,000,000              4.2325%             2015                  689,000

On June 30, 2004, the derivative financial instruments were reported at their fair value as interest rate hedge assets of $3,071,000.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


9. Shareholders Equity

On May 11, 2004, we closed on the initial tranche of a direct public offering to designated controlled affiliates of W. R. Berkley Corporation, which we refer to as Berkley. We issued 1,310,000 shares of our class A common stock and stock purchase warrants to purchase 365,000 shares of our class A common stock for a total purchase price of $30.7 million. On June 21, 2004, we closed on the second tranche of the direct public offering and issued an additional 325,000 shares of our class A common stock for a total purchase price of $7.6 million. The warrants have an exercise price of $23.40 per share and expire on December 31, 2004. Pursuant to a director designation right granted to Berkley in the transaction, we appointed Joshua A. Polan to our board of directors.


10. Earnings Per Share

The following table sets forth the calculation of Basic and Diluted EPS for the six months ended June 30, 2004 and 2004:



                                               Six Months Ended June 30, 2004                 Six Months Ended June 30, 2003
                                        ---------------------------------------------  ---------------------------------------------
                                                                           Per Share                                    Per Share
                                           Net Income        Shares         Amount        Net Income        Shares        Amount
                                        ---------------  --------------  ------------  ---------------  -------------  -------------
 Basic EPS:
    Net earnings per share of common
       stock                             $   6,622,000      6,998,960     $    0.95    $  5,131,000        5,525,307     $    0.93
                                                                         ===========                                    ============

 Effect of Dilutive Securities
    Options outstanding for the
       purchase of common stock                    --         118,642                           --            31,970
    Warrants outstanding for the
       purchase of common stock                    --           4,672                           --              --
                                        ---------------  --------------              ---------------  ---------------

 Diluted EPS:
    Net earnings per share of common
       stock and assumed conversions     $   6,622,000      7,122,274     $    0.93    $  5,131,000        5,557,277     $    0.92
                                        ===============  =============  ============ ================ ================ ============


The following table sets forth the calculation of Basic and Diluted EPS for the three months ended June 30, 2004 and 2003:




                                              Three Months Ended June 30, 2004                 Three Months Ended June 30, 2003
                                        ---------------------------------------------  ---------------------------------------------
                                                                           Per Share                                    Per Share
                                           Net Income        Shares         Amount        Net Income        Shares        Amount
                                        ---------------  --------------  ------------  ---------------  -------------  -------------

 Basic EPS:
    Net earnings per share of common
       stock                             $   3,540,000      7,414,509     $    0.48    $  2,586,000        5,579,341      $    0.46
                                                                         ===========                                    ============

 Effect of Dilutive Securities
    Options outstanding for the
       purchase of common stock                    --         117,564                           --            49,161
    Warrants outstanding for the
       purchase of common stock                    --           9,343                           --               --
                                        ---------------  --------------              ---------------  ---------------

 Diluted EPS:
    Net earnings per share of common
       stock and assumed conversions     $   3,540,000      7,541,416     $    0.47    $  2,586,000        5,628,502      $    0.46
                                        ===============  =============  ============ ================ ================ ============

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


11. Income Taxes

We intend to make an election to be taxed as a Real Estate Investment Trust, or REIT, under Section 856(c) of the Internal Revenue Code of 1986, as amended, when we file our tax return for the tax year ending December 31, 2003 in the fourth quarter of 2004. As a REIT, we generally are not subject to federal income tax. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates. We may also be subject to certain state and local taxes on our income and property. Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income. At June 30, 2004, we were in compliance with all REIT requirements.

During the three and six months ended June 30, 2004, we recorded $88,000 and $229,000, respectively, of income tax expense for income that was attributable to taxable REIT subsidiaries. Our effective tax rate for the six months ended June 30, 2004 attributable to our taxable REIT subsidiaries was 34.0%. The difference between the U.S. federal statutory tax rate of 35% and the effective tax rate was additional deductions generated from vesting of restricted stock offset by state and local taxes, net of federal tax benefit.

12. Commitments and Contingencies

John R. Klopp serves as our chief executive officer and president pursuant to an employment agreement entered into on July 15, 1997, which terminated effective July 15, 2004, the effective date of his new employment agreement that was entered into as of February 24, 2004. The new employment agreement provides for Mr. Klopp's employment as chief executive officer and president through December 31, 2008 (subject to earlier termination under certain circumstances).

Under the new employment agreement, Mr. Klopp will receive a base salary and is eligible to receive annual performance compensation awards of cash and restricted shares of common stock. In addition, as of the effective date of the new agreement, July 15, 2004, Mr. Klopp was granted an initial award of 218,818 restricted shares, 50% of which will be subject to time vesting in eight equal quarterly increments commencing on March 31, 2007 and 50% of which will be issued as a performance compensation award and will vest on December 31, 2008 if the total shareholder return, measured from January 1, 2004 through December 31, 2008, is at least 13% per annum. As of the effective date, Mr. Klopp was also awarded performance compensation awards tied to the amount of cash we receive, if any, as incentive management fees from CT Mezzanine Partners III, Inc. The agreement provides for severance payments under certain circumstances and contains provisions relating to non-competition during the term of employment, protection of our confidential information and intellectual property, and non-solicitation of our employees, which provisions extend for 24 months following termination in certain circumstances.

13. Dividends

In order to maintain our election to qualify as a REIT, we must currently distribute, at a minimum, an amount equal to 90% of its REIT taxable income and must distribute 100% of its REIT taxable income to avoid paying corporate federal income taxes. We expect to distribute all of our REIT taxable income to our shareholders. Because REIT taxable income differs from cash flow from operations due to non-cash revenues or expenses, in certain circumstances, we may be required to borrow to make sufficient dividend payments to meet this anticipated dividend threshold.

On June 22, 2004, we declared a dividend of approximately $3,735,000, or $0.45 per share of common stock applicable to the three-month period ended June 30, 2004, payable on July 15, 2004 to shareholders of record on June 30, 2004.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


14. Employee Benefit Plans

1997 Long-Term Incentive Stock Plan

During the three and six months ended June 30, 2004, we did not issue any options to acquire shares of class A common stock. During the six months ended June 30, 2004, we issued 52,515 shares of restricted stock. The shares of restricted stock issued in 2004 are split into two grants. One-half of the shares issued in 2004 vest one-third on each of the following dates: February 1, 2005, February 1, 2006 and February 1, 2007. The remaining one-half are performance based and vest on February 1, 2008 if the total return to shareholders exceeds 13% during the period from January 1, 2004 to December 31, 2007.

The following table summarizes the option activity under the incentive stock plan for the six months ended June 30, 2004:



                                                                                                             Weighted Average
                                                            Options                Exercise Price           Exercise Price per
                                                          Outstanding                 per Share                    Share
                                                      --------------------- ------------------------------ ----------------------
   Outstanding at January 1, 2004                                517,468           $12.375 - $30.00              $  19.09
      Granted in 2004                                                --                  --                        --
      Exercised in 2004                                          (49,689)          $12.375 - $18.00                 14.24
      Canceled in 2004                                            (1,946)           $15.00 - $15.90                 15.39
                                                      ---------------------                                ----------------------
   Outstanding at June 30, 2004                                  465,833           $12.375 - $30.00              $  19.62
                                                      =====================                                ======================

At June 30, 2004, 435,385 of the options are exercisable. At June 30, 2004, the outstanding options have various remaining contractual exercise periods ranging from 1.50 to 7.60 years with a weighted average life of 4.98 years.

2004 Long-Term Incentive Plan

At the 2004 annual meeting of our shareholders held on June 17, 2004, our 2004 long-term incentive plan, which we refer to as the 2004 Plan, was approved by shareholders. The 2004 Plan permits the grant of nonqualified stock option, incentive stock option, share appreciation right, restricted share, unrestricted share, performance unit, performance share and deferred share unit awards. A maximum of 1,000,000 shares of class A common stock may be issued under the 2004 Plan and, as of June 30, 2004, no shares have been issued under the plan. We have committed to issue to the chief executive officer, pursuant to his employment agreement, 218,818 shares of restricted stock on July 15, 2004 under the 2004 Plan. No participant may receive options or share appreciation rights that relate to more than 500,000 shares per calendar year.

Incentive stock options shall be exercisable no more than ten years after their date of grant and five years after the grant in the case of a 10% shareholder. Payment of an option exercise price may be made with cash, with previously owned class A common stock, through a cashless exercise program, surrender of restricted shares, restricted share units, share appreciation rights or deferred share units or by a combination of these methods of payment.

Restricted stock may be granted under the 2004 plan with performance goals and periods of restriction as the board of directors may designate. The performance goals may be based on the attainment of certain objective and/or subjective measures.

The long-term incentive stock plan also authorizes the grant of share units at any time and from time to time on such terms as shall be determined by the board of directors or administering compensation committee. Share units shall be payable in shares of class A common stock upon the occurrence of certain trigger events. The terms and conditions of the trigger events may vary by share unit award, by the participant, or both.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


15. Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on our outstanding debt and convertible junior subordinated debentures during the six months ended June 30, 2004 and 2003 was $9,643,000 and $9,384,000, respectively. We paid income taxes during the six months ended June 30, 2004 and 2003 of $1,910,000 and $1,693,000, respectively.

16. Segment Reporting

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

The  following  table  details  each  segment's   contribution  to  our  overall
profitability and the identified assets attributable to each such segment for the six months ended and as of June 30, 2004, respectively (in thousands):



                                                                 Balance Sheet      Investment      Inter-Segment
                                                                  Investment        Management        Activities         Total
                                                              ----------------- ---------------- ----------------- -----------------
Income from loans and other investments:
   Interest and related income                                  $      18,190     $       --       $       --        $     18,190
   Less:  Interest and related expenses on credit
     facilities, term redeemable securities contract and
     repurchase obligations                                             5,090             --               --               5,090
   Less:  Interest and related expenses on convertible
     junior subordinated debentures                                     4,865             --               --               4,865
                                                              ----------------- ---------------- ----------------- -----------------
      Income from loans and other investments, net                      8,235             --               --               8,235
                                                              ----------------- ---------------- ----------------- -----------------

Other revenues:
   Management and advisory fees                                         --                5,519           (1,404)           4,115
   Income/(loss) from equity investments in Funds                       1,011              (186)           --                 825
   Gain on sales of investments                                           300             --               --                 300
   Other interest income                                                   10               200             (194)              16
                                                              ----------------- ---------------- ----------------- -----------------
      Total other revenues                                              1,321             5,533           (1,598)           5,256
                                                              ----------------- ---------------- ----------------- -----------------

 Other expenses:
   General and administrative                                           2,763             4,733           (1,404)           6,092
   Other interest expense                                                 194             --                (194)           --
   Depreciation and amortization                                          422               126            --                 548
                                                              ----------------- ---------------- ----------------- -----------------
      Total other expenses                                              3,379             4,859           (1,598)           6,640
                                                              ----------------- ---------------- ----------------- -----------------
   Income before income taxes                                           6,177               674            --               6,851
Provision for income taxes                                              --                  229            --                 229
                                                              ----------------- ---------------- ----------------- -----------------
   Net income                                                   $       6,177       $       445    $       --        $      6,622
                                                              ================= ================ ================= =================

   Total Assets                                                 $     464,244       $    19,294    $     (11,338)    $    472,200
                                                              ================= ================ ================= =================

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



                                                                 Balance Sheet      Investment      Inter-Segment
                                                                  Investment        Management        Activities         Total
                                                              ----------------- ---------------- ----------------- -----------------

Income from loans and other investments:
   Interest and related income                                  $      17,766     $       --       $       --        $     17,766
   Less:  Interest and related expenses on credit
     facilities, term redeemable securities contract and
     repurchase obligations                                             4,753             --               --               4,753
   Less:  Interest and related expenses on convertible
   junior subordinated debentures                                       4,865             --               --               4,865
                                                              ----------------- ---------------- ----------------- -----------------
      Income from loans and other investments, net                      8,148             --               --               8,148
                                                              ----------------- ---------------- ----------------- -----------------

Other revenues:
   Management and advisory fees                                         --                5,023           (2,215)           2,808
   Income/(loss) from equity investments in Funds                       1,409               (91)           --               1,318
   Other interest income                                                   20                18            --                  38
                                                              ----------------- ---------------- ----------------- -----------------
      Total other revenues                                              1,429             4,950           (2,215)           4,164
                                                              ----------------- ---------------- ----------------- -----------------

 Other expenses:
   General and administrative                                           3,496             5,412           (2,215)           6,693
   Depreciation and amortization                                          422                66            --                 488
                                                              ----------------- ---------------- ----------------- -----------------
      Total other expenses                                              3,918             5,478           (2,215)           7,181
                                                              ----------------- ---------------- ----------------- -----------------

   Income before income taxes                                           5,659              (528)           --               5,131
Provision for income taxes                                              --                --               --               --
                                                              ----------------- ---------------- ----------------- -----------------
   Net income                                                   $       5,659     $        (528)   $       --        $      5,131
                                                              ================= ================ ================= =================

   Total Assets                                                 $     390,420     $      16,892    $     (14,426)    $    392,886
                                                              ================= ================ ================= =================

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


The  following  table  details  each  segment's   contribution  to  our  overall
profitability for the three months ended June 30, 2004, (in thousands):



                                                                 Balance Sheet      Investment      Inter-Segment
                                                                  Investment        Management        Activities         Total
                                                              ----------------- ---------------- ----------------- -----------------

Income from loans and other investments:
   Interest and related income                                  $       9,172     $       --       $       --        $      9,172
   Less:  Interest and related expenses on credit
     facilities, term redeemable securities contract and
     repurchase obligations                                             2,454             --               --               2,454
   Less:  Interest and related expenses on convertible
     junior subordinated debentures                                     2,432             --               --               2,432
                                                              ----------------- ---------------- ----------------- -----------------
      Income from loans and other investments, net                      4,286             --               --               4,286
                                                              ----------------- ---------------- ----------------- -----------------

Other revenues:
   Management and advisory fees                                         --                2,740             (709)           2,031
   Income/(loss) from equity investments in Funds                         524               (93)           --                 431
   Gain on sales of investments                                           300             --               --                 300
   Other interest income                                                    6                91              (89)               8
                                                              ----------------- ---------------- ----------------- -----------------
      Total other revenues                                                830             2,738             (798)           2,770
                                                              ----------------- ---------------- ----------------- -----------------

 Other expenses:
   General and administrative                                           1,569             2,294             (709)           3,154
   Other interest expense                                                  89             --                 (89)           --
   Depreciation and amortization                                          211                63            --                 274
                                                              ----------------- ---------------- ----------------- -----------------
      Total other expenses                                              1,869             2,357             (798)           3,428
                                                              ----------------- ---------------- ----------------- -----------------

   Income before income taxes                                           3,247               381            --               3,628
Provision for income taxes                                              --                   88            --                  88
                                                              ----------------- ---------------- ----------------- -----------------
   Net income                                                   $       3,247      $        293    $       --        $      3,540
                                                              ================= ================ ================= =================


All revenues were generated from external sources within the United States. The Balance Sheet Investment segment paid the Investment Management segment fees of $709,000 and $1,404,000, respectively, for management of the segment and $89,000 and $194,000, respectively, for inter-segment interest for the three and six months ended June 30, 2004, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the tables above.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


 The following table details each segment's contribution to our overall profitability attributable to each such segment for the three months ended June 30, 2003 (in thousands):




                                                                 Balance Sheet      Investment      Inter-Segment
                                                                  Investment        Management        Activities         Total
                                                              ----------------- ---------------- ----------------- -----------------

Income from loans and other investments:
   Interest and related income                                  $       8,737     $       --       $       --        $      8,737
   Less:  Interest and related expenses on credit
     facilities, term redeemable securities contract and
     repurchase obligations                                             2,458             --               --               2,458
   Less:  Interest and related expenses on convertible
     junior subordinated debentures                                     2,432             --               --               2,432
                                                              ----------------- ---------------- ----------------- -----------------
      Income from loans and other investments, net                      3,847             --               --               3,847
                                                              ----------------- ---------------- ----------------- -----------------
Other revenues:
   Management and advisory fees                                         --                2,487           (1,055)           1,432
   Income/(loss) from equity investments in Funds                         678              (145)           --                 533
   Other interest income                                                    9                10            --                  19
                                                              ----------------- ---------------- ----------------- -----------------
      Total other revenues                                                687             2,352           (1,055)           1,984
                                                              ----------------- ---------------- ----------------- -----------------
 Other expenses:
   General and administrative                                           1,555             2,489           (1,055)           2,989
   Depreciation and amortization                                          223                33            --                 256
                                                              ----------------- ---------------- ----------------- -----------------
      Total other expenses                                              2,140             2,522           (1,055)           3,245
                                                              ----------------- ---------------- ----------------- -----------------
   Income before income taxes                                           2,756              (170)           --               2,586
Provision for income taxes                                              --                --               --               --
                                                              ----------------- ---------------- ----------------- -----------------
   Net income                                                   $       2,756     $        (170)   $       --        $      2,586
                                                              ================= ================ ================= =================

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

17. Subsequent Events

In June and July of 2004, CT Investment Management Co. was approved as a Special Servicer by Fitch Ratings, Standard & Poor's and Moody's Investors Service. These approvals allow CT Investment Management Co. to act as a named Special Servicer for CMBS and B Note investments.

On July 20, 2004, we closed a $320.8 million issue of collateralized debt obligations, commonly known as CDOs, that have been privately offered to institutional investors. In connection with the issuance of the CDOs, we closed on the following related transactions:

     o we purchased a $251.2 million portfolio of floating rate B Notes and mezzanine loans from GMAC Commercial Mortgage Corporation;

     o we contributed those assets, along with $72.9 million of B Notes, mezzanine loans and subordinate CMBS from our own portfolio, to Capital Trust RE CDO 2004-1 Ltd, our wholly-owned subsidiary that we call the Issuer;

     o the Issuer issued $320.8 million of floating rate CDOs secured by the Issuer's assets;

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


     o the Issuer sold all of the $252.8 million of CDOs that are rated investment grade to third-party investors; and

     o we acquired and retained all of the $68.1 million of unrated and below investment grade rated CDOs in addition to ownership of all of the Issuer's $3.2 million of equity.

Taken together, we refer to these related transactions as the CDO-1 transaction.

We will consolidate the Issuer into our financial statements, with the entity's investments shown as loans receivable and the investment grade notes held by third-parties shown as direct liabilities on our balance sheet. As a result of the CDO-1 transaction, our balance sheet assets increased by $251.2 million and we recorded $252.8 million of CDOs as liabilities at the time of the closing.

The GMAC Commercial Mortgage assets contributed to the Issuer are comprised of 40 floating rate B Notes and one mezzanine loan with an aggregate balance of $251.2 million. The assets contributed by us consist of seven B Notes, mezzanine loans and subordinate CMBS with an aggregate balance of $72.9 million. Together, the Issuer's initial portfolio represents a combination of large-and small-balance commercial real estate mezzanine investments, ranging in size from $575,489 to $31.9 million with an average balance of $6.8 million and a weighted average remaining contractual life of 19.9 months. All the assets but one are floating rate, with a weighted average rate of LIBOR plus 4.59%.

The Issuer issued 10 classes of CDOs that are rated AAA to NR with a total face amount of $320.8 million of which nine classes mature in July 2039 and one class matures in July 2019. The governing documents provide for a four year reinvestment period, commencing on July 20, 2004, during which principal proceeds from the repayment, amortization and sale of assets may be reinvested in qualifying replacement B Notes, mezzanine loans and subordinate CMBS based upon criteria agreed upon with the rating agencies. The CDOs are callable at par at our option as the holder of the entire equity in the Issuer commencing two years after July 20, 2004. The weighted average rate on the investment grade CDOs is LIBOR plus 0.62%.

On July 28, 2004, we closed on a public offering of our class A common stock pursuant to which we sold 1,888,289 shares and certain selling shareholders sold 2,136,711 shares obtained upon the concurrent conversion of $44,871,000 of our outstanding convertible junior subordinated debentures. All of the 4,025,000 shares were sold to the public at a price of $23.75 per share. After payment of underwriting discounts and commissions and expenses, we expect net proceeds from the offering to be approximately $42.0 million.

      ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Historical results set forth are not necessarily indicative of our future financial position and results of operations.

Introduction

We are a fully integrated, self-managed finance and investment management company that specializes in credit-sensitive structured financial products. To date, our investment programs have focused on loans and securities backed by income-producing commercial real estate assets. Since we commenced our finance business in 1997 and through June 30, 2004, we have completed $3.6 billion of real estate-related investments in 123 separate transactions both directly and on behalf of our managed funds. We conduct our operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes and will elect to REIT status when we file our tax return for the 2003 tax year in the fourth quarter of 2004.

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

Recent Developments

On May 11, 2004, we closed on the initial tranche of a direct public offering of class A common shares to designated controlled affiliates of W. R. Berkley Corporation, which we refer to as Berkley. We issued 1,310,000 shares of our class A common stock and stock purchase warrants to purchase 365,000 shares of our class A common stock for a total purchase price of $30.7 million. On June 21, 2004, we closed on the second tranche of the direct public offering and issued an additional 325,000 shares of our class A common stock for a total purchase price of $7.6 million. The warrants have an exercise price of $23.40 per share and expire on December 31, 2004. Pursuant to a director designation right granted to Berkley in the transaction, we appointed Joshua A. Polan to our board of directors.

In June and July of 2004, CT Investment Management Co. was approved as a Special Servicer by Fitch Ratings, Standard & Poor's and Moody's Investors Service. These approvals allow CT Investment Management Co. to act as a named Special Servicer for CMBS and B Note investments. As Special Servicer, CT Investment Management Co. will increase the control it has in managing certain portions of our portfolio while potentially generating additional fee income. Approval from the agencies was based upon, among other things, our experience in managing and working out problem assets, our established asset management policies and procedures and our technology systems. We believe our ability to be a Special Servicer improves the asset management of our existing portfolio, and facilitates our planned increase in our CMBS and B Note investment activity.

On July 20, 2004, we closed a $320.8 million issue of collateralized debt obligations, commonly known as CDOs, which were privately offered to institutional investors. In connection with the issuance of the CDOs, we closed on the following related transactions:

     o we purchased a $251.2 million portfolio of floating rate B Notes and mezzanine loans from GMAC Commercial Mortgage Corporation;
     o we contributed those assets, along with $72.9 million of B Notes, mezzanine loans and subordinate CMBS from our own portfolio, to Capital Trust RE CDO 2004-1 Ltd, our wholly-owned subsidiary that we call the Issuer;
     o the Issuer issued $320.8 million of floating rate CDOs secured by the Issuer's assets;
     o the Issuer sold all of the $252.8 million of CDOs that are rated investment grade to third-party investors; and
     o we acquired and retained all of the $68.1 million of unrated and below investment grade rated CDOs in addition to ownership of all of the Issuer's $3.2 million of equity.

Taken together, we refer to these related transactions as the CDO-1 transaction.

We will consolidate the Issuer into our financial statements, with the entity's investments shown as loans receivable and the investment grade notes held by third-parties shown as direct liabilities on our balance sheet. As a result of the CDO-1 transaction, our balance sheet assets increased by $251.2 million and we recorded $252.8 million of CDOs as liabilities at the time of the closing.

The GMAC Commercial Mortgage assets contributed to the Issuer are comprised of 40 floating rate B Notes and one mezzanine loan with an aggregate balance of $251.2 million. The assets contributed by us consist of seven B Notes, mezzanine loans and subordinate CMBS with an aggregate balance of $72.9 million. Together, the Issuer's initial portfolio represents a combination of large-and small-balance commercial real estate mezzanine investments, ranging in size from $575,489 to $31.9 million with an average balance of $6.8 million and a weighted average remaining contractual life of 19.9 months. Excluding CMBS, senior mortgage debt secured by the underlying properties totals $1.7 billion and the initial portfolio has a weighted average last dollar loan-to-value ratio of 68.2% based on third-party appraisals. All the assets but one are floating rate, with a weighted average rate of LIBOR plus 4.59%.

The Issuer issued 10 classes of CDOs that are rated AAA to NR with a total face amount of $320.8 million of which nine classes mature in July 2039 and one class matures in July 2019. The governing documents provide for a four year reinvestment period, commencing on July 20, 2004, during which principal proceeds from the repayment, amortization and sale of assets may be reinvested in qualifying replacement B Notes, mezzanine loans and subordinate CMBS based upon criteria agreed upon with the rating agencies. In certain circumstances, including the failure of interest coverage and over-collateralization tests, reinvestment may be suspended and principal proceeds will be used to amortize the CDOs sequentially in order of seniority until the Issuer or its collateral is brought back into compliance with the applicable test(s). Subsequent to the end of the reinvestment period, principal proceeds will be directed to repay the senior-most class of CDOs outstanding at that time. The CDOs are callable at par at our option as the holder of the entire equity in the Issuer commencing two years after July 20, 2004. The weighted average rate on the investment grade CDOs is LIBOR plus 0.62%.

The CDO-1 transaction provides us with a number of significant benefits including:

     o increasing our balance sheet interest earning assets by $251.2 million, a 61% increase compared to March 31, 2004;
     o creating long-term, non-recourse financing at an all-in borrowing cost that is significantly lower than our existing sources of debt capital;
     o obtaining long term, floating rate financing that matches both the interest rate index and duration of our assets;
     o extending the useful life of the financing through a four year reinvestment period during which principal proceeds from the initial CDO assets can be reinvested in qualifying replacement assets; and
     o establishing us as a CDO issuer and collateral manager, which we believe will facilitate our issuance of additional CDOs in the future.

On July 28, 2004, we closed on a public offering of our class A common stock pursuant to which we sold 1,828,289 shares and certain selling shareholders sold 2,136,711 shares obtained upon the concurrent conversion of $44,871,000 of our outstanding convertible junior subordinated debentures. All of the 4,025,000 shares were sold to the public at a price of $23.75 per share. After payment of underwriting discounts and commissions and expenses, we expect net proceeds from the offering to be approximately $42.0 million.

We agreed in principal to obtain certain outsourced services from Global Realty Outsourcing, Inc., referred to as GRO, a company in which we have an equity investment and on whose board of directors our president and chief executive officer serves. Pursuant to the proposed agreement, GRO will provide seventeen dedicated employees to assist us in monitoring assets and evaluating potential investments, fifteen of whom will be located in Chennai, India. GRO began performing these services for us in April 2004 in advance of concluding negotiation of the definative agreement.

Balance Sheet Overview

At March 31, 2004, we had four investments in Federal Home Loan Mortgage Corporation Gold securities with a face value of $15,989,000. These securities were sold during the second quarter resulting in a gain of $300,000 to their amortized cost.

We held twenty-one investments in fourteen separate issues of commercial mortgage-backed securities with an aggregate face value of $251,880,000 at June 30, 2004. Commercial mortgage-backed securities with a face value of $41,367,000 earn interest at a variable rate that averages the LIBOR plus 3.04% (4.28% at June 30, 2004). The remaining commercial mortgage-backed securities, $210,512,000 face value, earn interest at fixed rates averaging 7.70% of the face value. We purchased the commercial mortgage-backed securities at discounts. As of June 30, 2004, the remaining discount to be amortized into income over the remaining lives of the securities was $23,103,000. At June 30, 2004, with discount amortization, the commercial mortgage-backed securities earn interest at a blended rate of 8.73% of the face value less the unamortized discount. As of June 30, 2004, the securities were carried at fair value of $195,037,000, reflecting a $33,739,000 unrealized loss to their amortized cost.

During the six months ended June 30, 2004, we purchased or originated one property mezzanine loan for $23,500,000 and two B Notes for $23,593,000, received partial repayments on ten mortgage and property mezzanine loans totaling $7,493,000 and full satisfaction of one property mezzanine loan and one B Note totaling $16,853,000. At June 30, 2004, we had outstanding loans receivable totaling approximately $206.5 million.

At June 30, 2004, we had fifteen performing loans receivable with a current carrying value of $203,459,000. One of the loans for $48,819,000 bears interest at a fixed rate of interest of 11.98%. The fourteen remaining loans, totaling $154,640,000, bear interest at a variable rate of interest averaging LIBOR plus 5.77% (7.15% at June 30, 2004 including LIBOR floors). One mortgage loan receivable with an original principal balance of $8,000,000 reached maturity on July 15, 2001 and has not been repaid with respect to principal and interest. In December 2002, the loan was written down to $4,000,000 through a charge to the allowance for possible credit losses. Since the write-down, we have received proceeds of $962,000 reducing the carrying value of the loan to $3,038,000. In accordance with our policy for revenue recognition, income recognition has been suspended on this loan and for the six months ended June 30, 2004, $449,000 of potential interest income has not been recorded. All other loans are performing in accordance with their terms.

At June 30, 2004, we had investments in funds of $21,193,000, including $6,073,000 of unamortized costs that were capitalized in connection with entering into our venture agreement with Citigroup Alternative Investments LLC and the commencement of the related fund management business. These costs are being amortized over the lives of the funds and the venture agreement and are reflected as a reduction in income/(loss) from equity investments in funds.

We utilize borrowings under a committed credit facility, along with repurchase obligations, to finance our balance sheet assets and we recently utilized CDOs as a source of financing for the first time in connection with the CDO-1 transaction.

At June 30, 2004, we had $50,000,000 of outstanding borrowings under our $150.0 million credit facility, of which $32.5 million of the remaining $100 million of available credit may be borrowed without the need to pledge additional collateral assets, which we believe provides us with adequate liquidity for our short-term needs over the next 12-month period. The credit facility provides for advances to fund lender-approved loans and investments made by us. Borrowings under the credit facility are secured by pledges of assets owned by us. Borrowings under the credit facility bear interest at specified spreads over LIBOR, which spreads vary based upon the perceived risk of the pledged assets. The credit facility provides for margin calls on asset-specific borrowings in the event of asset quality and/or market value deterioration as determined under the credit facility. The credit facility contains customary representations and warranties, covenants and conditions and events of default. Based upon borrowings in place at June 30, 2004, the effective rate on the credit facility was LIBOR plus 1.51% (2.62% at June 30, 2004). As of June 30, 2004, we had capitalized costs of $901,000 that are being amortized over the remaining life of the facility (12.5 months at June 30, 2004). After amortizing these costs to interest expense, the all-in effective borrowing cost on the facility as of June 30, 2004 was 4.32% based upon the amount currently outstanding on the credit facility.

At December 31, 2003, we had borrowed $11,651,000 under a $75 million term redeemable securities contract. This term redeemable securities contract expired on February 28, 2004 and was repaid by refinancing the previously financed assets under the credit facility.

In connection with the sale of Federal Home Loan Mortgage Corporation Gold available-for-sale securities we repurchased the assets that were financed under a repurchase obligation and terminated the contract.

In the first quarter of 2004, we entered another repurchase obligation with an existing provider in connection with the purchase of a loan. This repurchase agreement comes due monthly and has a current maturity date in August 2004.

A repurchase obligation that was entered into on May 28, 2003 was extended during the quarter ended June 30, 2004 and now terminates on June 1, 2006, with an automatic nine-month amortizing extension option, if not otherwise extended.

At June 30, 2004, we had total outstanding repurchase obligations of $178,944,000. Based upon advances in place at June 30, 2004, the blended rate on the repurchase obligations is LIBOR plus 1.09% (2.21% at June 30, 2004). We had capitalized costs of $306,000 as of June 30, 2004, which are being amortized over the remaining lives of the repurchase obligations. After amortizing these costs to interest expense based upon the amount currently outstanding on the repurchase obligations, the all-in effective borrowing cost on the repurchase obligations as of June 30, 2004 was 2.30%. We expect to enter into new repurchase obligations at their maturity or settle the repurchase obligations with the proceeds from the repayment of the underlying financed asset.

We were party to two cash flow interest rate swaps with a total notional value of $109 million as of June 30, 2004. These cash flow interest rate swaps effectively convert floating rate debt to fixed rate debt, which is utilized to finance assets that earn interest at fixed rates. We receive a rate equal to LIBOR (1.11% at June 30, 2004) and pay an average rate of 4.24%. The market value of the swaps at June 30, 2004 was an asset of $3,071,000, which is recorded as interest rate hedge assets and as an offset to accumulated other comprehensive loss on our balance sheet.

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

As of June 30, 2004, we had $92,524,000 aggregate principal amount of our convertible junior subordinated debentures outstanding. The holders converted $44,871,000 of the convertible junior subordinated debentures in connection with the closing of our public offering of class A common stock on July 28, 2004. The convertible junior subordinated debentures are convertible into shares of class A common stock, in increments of $1,000 in liquidation amount, at a conversion price of $21.00 per share and are redeemable by us, in whole or in part, on or after September 30, 2004.

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

In 2000, we announced an open market share repurchase program under which we may purchase, from time to time, up to 666,667 shares of our class A common stock. Since that time the authorization has been increased by the board of directors to purchase cumulatively up to 2,366,923 shares of class A common stock. In June 30, 2004 we had 666,339 shares remaining authorized for repurchase under the program.

At June 30, 2004, we had 8,300,343 shares of our class A common stock outstanding.

Investment Management Overview

We operated principally as a balance sheet investor until the start of our investment management business in March 2000 when we entered into a venture with affiliates of Citigroup Alternative Investments to co-sponsor and invest capital in a series of commercial real estate mezzanine investment funds managed by us. Pursuant to the venture agreement, we have co-sponsored with Citigroup Alternative Investments Fund I, Fund II and Fund III. We have capitalized costs of $6,073,000, net, from the formation of the venture and the Funds that are being amortized over the remaining anticipated lives of the Funds and the related venture agreement.

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

Fund II had its initial closing on equity commitments on April 9, 2001 and its final closing on August 7, 2001, ultimately raising $845.2 million of total equity commitments, including $49.7 million (5.9%) from us and $198.9 million (23.5%) from Citigroup Alternative Investments. Third-party private equity investors, including public and corporate pension plans, endowment funds, financial institutions and high net worth individuals, made the balance of the equity commitments. During its two-year investment period, which expired on April 9, 2003, Fund II invested $1.2 billion in 40 separate transactions. Fund II utilizes leverage to increase its return on equity, with a target debt-to-equity ratio of 2:1. Total capital calls during the investment period were $329.0 million. CT Investment Management Co. LLC, our wholly-owned taxable REIT subsidiary, acts as the investment manager to Fund II and receives 100% of the base management fees paid by the fund. As of April 9, 2003, the end of the Fund II investment period, CT Investment Management Co. began earning annual base management fees of 1.287% of invested capital. Based upon Fund II's invested capital at June 30, 2004, the date upon which the calculation for the next quarter is based, CT Investment Management Co. will earn base management fees of $400,000 for the quarter ending September 30, 2004.

We and Citigroup Alternative Investments, through our collective ownership of the general partner, are also entitled to receive incentive management fees from Fund II if the return on invested equity is in excess of 10% after all invested capital has been returned. The Fund II incentive management fees are split equally between Citigroup Alternative Investments and us. We will pay 25% of our share of the Fund II incentive management fees as long-term incentive compensation to our employees. No such incentive fees have been earned at June 30, 2004 and as such, no amount has been accrued as income for such potential fees in our financial statements. The amount of incentive fees to be received in the future will depend upon a number of factors, including the level of interest rates and the fund's ability to generate returns in excess of 10%, which is in turn impacted by the duration and ultimate performance of the fund's assets. Potential incentive fees received as Fund II winds down could result in significant additional income from operations in certain periods during which such payments can be recorded as income. If Fund II's assets were sold and liabilities were settled on July 1, 2004 at the recorded book value, net of the allowance for possible credit losses, and the fund's equity and income were distributed, we would record approximately $7.6 million of gross incentive fees.

We do not anticipate making any additional equity contributions to Fund II or its general partner. Our net investment in Fund II and its general partner at June 30, 2004 was $8.8 million. As of June 30, 2004, Fund II had 18 outstanding loans and investments totaling $324.1 million, all of which were performing in accordance with the terms of their agreements.

On June 2, 2003, Fund III effected its initial closing on equity commitments and on August 8, 2003, its final closing, raising a total of $425.0 million in equity commitments. Our equity commitment was $20.0 million (4.7%) and Citigroup Alternative Investments' equity commitment was $80.0 million (18.8%), with the balance made by third-party private equity investors. From the initial closing through June 30, 2004, we have made equity investments in Fund III of $6,300,000. As of June 30, 2004, Fund III had thirteen outstanding loans and investments totaling $386.1 million, all of which were performing in accordance with the terms of their agreements.

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

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

We reported net income of $3,540,000 for the three months ended June 30, 2004, an increase of $954,000 from the net income of $2,586,000 for the three months ended June 30, 2003. We reported net income of $6,622,000 for the six months ended June 30, 2004, an increase of $1,491,000 from the net income of $5,131,000 for the six months ended June 30, 2003. These increases were primarily the result of an increase in management and advisory fees from Funds. Since the investment period for Fund III did not commence until June 2003, we earned only one month of base management fees during both the three and six months ended June 30, 2003, while in 2004 we collected base management fees on Fund III for the each month in the respective three and six month periods. Also, increases in net income from loans and investments resulted from of our use of the proceeds from the sale of common stock in May and June of 2004 to reduce debt.

Interest and related income from loans and other investments amounted to $18,190,000 for the six months ended June 30, 2004, an increase of $424,000 from the $17,766,000 amount for the six months ended June 30, 2003. Average interest-earning assets increased from approximately $350.1 million for the six months ended June 30, 2003 to approximately $398.4 million for the six months ended June 30, 2004. The average interest rate earned on such assets decreased from 10.2% for the six months ended June 30, 2003 to 9.2% for the six months ended June 30, 2004. During the six months ended June 30, 2003, we recognized $367,000 in additional income on the early repayment of loans. Without this additional interest income, the earning rate for the 2003 period would have been 9.9%. LIBOR rates averaged 1.1% for the six months ended June 30, 2004 and 1.3% for the six months ended June 30, 2003, a decrease of 0.2%. The remaining decrease in rates was due to the repayment of two fixed rates loans (which earned interest at rates in excess of the portfolio average) and a change in the mix of our investment portfolio to include lower risk B Notes in 2004 (which generally carry lower interest rates than mezzanine loans and can be financed at lower rates).

Interest and related income from loans and other investments amounted to $9,172,000 for the three months ended June 30, 2004, a increase of $435,000 from the $8,737,000 amount for the three months ended June 30, 2003. Average interest-earning assets increased from approximately $348.6 million for the three months ended June 30, 2003 to approximately $411.5 million for the three months ended June 30, 2004. The average interest rate earned on such assets decreased from 10.1% for the three months ended June 30, 2003 to 8.9% for the three months ended June 30, 2004. LIBOR rates averaged 1.2% for the three months ended June 30, 2004 and 1.3% for the three months ended June 30, 2003, a decrease of 0.1%. The remaining decrease in rates was again due to the repayment of two fixed rate loans and a change in the mix of our investment portfolio to include lower risk B Notes in 2004.

We utilize our existing credit facility and repurchase obligations to finance our interest-earning assets.

Interest and related expenses on secured debt amounted to $5,090,000 for the six months ended June 30, 2004, an increase of $337,000 from the $4,753,000 amount for the six months ended June 30, 2003. The increase in expense was due to an increase in the amount of average interest-bearing liabilities outstanding from approximately $208.9 million for the six months ended June 30, 2003 to approximately $219.3 million for the six months ended June 30, 2004, and an increase in the average rate on interest-bearing liabilities from 4.6% to 4.7% for the same periods. The increase in the average rate is substantially due to an increase in the rate paid on repurchase agreements, which increased from 2.2% for the six months ended June 30, 2003 to 2.5% for the six months ended June 30, 2004. This rate increase resulted from a significant decrease in Federal Home Loan Mortgage Corporation securities, which were sold in June 2004, and which had been financed at LIBOR flat.

Interest and related expenses on secured debt amounted to $2,454,000 for the three months ended June 30, 2004, a decrease of $4,000 from the $2,458,000 amount for the three months ended June 30, 2003. The decrease in expense was due to an increase in the amount of average interest-bearing liabilities outstanding from approximately $204.8 million for the three months ended June 30, 2003 to approximately $219.9 million for the three months ended June 30, 2004, offset by a decrease in the average rate on interest-bearing liabilities from 4.8% to 4.5% for the same periods. The decrease in the average rate paid on borrowings is due to lower spreads being applied to financed assets due to the increased liquidity and lower risk of B Notes.

We also utilize the convertible junior subordinated debentures to finance our interest-earning assets. During the three and six months ended June 30, 2004 and 2003, we recognized $2,432,000 and $4,865,000, respectively, of expenses related to the convertible junior subordinated debentures, as the amount and terms of the debt were the same in both periods.

Other revenues increased $786,000 from $1,984,000 for the three months ended June 30, 2003 to $2,770,000 for the three months ended June 30, 2004 and $1,092,000 from $4,164,000 for the three months ended June 30, 2003 to $5,256,000 for the three months ended June 30, 2004. The increase is primarily due to the management fees received from Fund III in 2004, as Fund III did not commence its investment period until June 2003, and the recognition of a $300,000 gain on the sale of available-for-sale securities. This was partially offset by a decrease in the earnings from Fund II, due to lower levels of investment in 2004 as the fund winds down.

General and administrative expenses increased $165,000 to $3,154,000 for the three months ended June 30, 2004 from $2,989,000 for the three months ended June 30, 2003. The increase in general and administrative expenses was primarily due to costs incurred in being approved as a Special Servicer and additional expenses related to the proposed outsourced services agreement with GRO.

General and administrative expenses decreased $601,000 to $6,092,000 for the six months ended June 30, 2004 from $6,693,000 for the six months ended June 30, 2003. The decrease in general and administrative expenses was primarily due to reduced employee compensation offset by costs incurred in being approved as a Special Servicer and additional expenses related to the proposed GRO agreement.

We intend to make an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal income tax. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates. We may also be subject to certain state and local taxes on our income and property. Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income. At June 30, 2004, we were in compliance with all REIT requirements and as such, have only provided for income tax expense on taxable income attributed to our taxable REIT subsidiaries during the three months ended June 30, 2004.

Liquidity and Capital Resources

At June 30, 2004, we had $39,865,000 in cash. Our primary sources of liquidity for 2004 are expected to be cash on hand, cash generated from operations, principal and interest payments received on loans and investments, additional borrowings under our credit facility, CDOs and repurchase obligations and proceeds from the sale of securities. We believe these sources of capital are adequate to meet future cash requirements for the remainder of 2004. We expect that during 2004, we will use a significant amount of our available capital resources to satisfy capital contributions required pursuant to our equity commitments to Fund III and to originate or purchase new loans and investments for our balance sheet. We intend to continue to employ leverage on our balance sheet assets to enhance our return on equity.

We experienced a net increase in cash of $31,127,000 during the six months ended June 30, 2004, compared to a net decrease of $4,603,000 during the six months ended June 30, 2003. Cash provided by operating activities during the six months ended June 30, 2004 was $4,004,000, compared to $2,516,000 during the same period of 2003. For the six months ended June 30, 2004, cash used in investing activities was $37,167,000, compared to cash provided of

$5,509,000 during the same period in 2003. The change was primarily due our new loan and investment activity totaling $82.1 million for the six months ended
June 30, 2004. We financed the new investment activity with additional borrowings under our credit facility, term redeemable securities contract and repurchase obligations. This along with the cash received from our direct public offering to Berkley accounted for substantially all of the change in the net cash activity from financing activities.

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

At June 30, 2004, we had outstanding borrowings under our credit facility of $50,000,000, and outstanding repurchase obligations totaling $178,944,000. The terms of these agreements are described above under the caption "Balance Sheet Overview". At June 30, 2004, we had pledged assets that enable us to borrow an additional $33.0 million and had $243.2 million of credit available for the financing of new and existing unpledged assets pursuant to these sources of financing.

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

Important factors that we believe might cause actual results to differ from any results expressed or implied by these forward-looking statements are discussed in the cautionary statements contained in Exhibit 99.1 to this Form 10-Q, which are incorporated herein by reference. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates at June 30, 2004. For financial assets and debt obligations, the table presents cash flows to the expected maturity and weighted average interest rates based upon the current carrying values. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on rates in effect as of the reporting date.

                                                           Expected Maturity Dates
                             -------------------------------------------------------------------------------------
                                2004        2005        2006         2007        2008     Thereafter     Total     Fair Value
                                ----        ----        ----         ----        ----     ----------     -----     ----------
Assets:                                                           (dollars in thousands)
Commercial Mortgage-backed
   Securities
   Fixed Rate                     --          --     $    7,811     $   135   $   1,420   $ 201,146    $ 210,512    $155,060

      Average interest rate       --          --          9.60%       9.56%       9.51%      11.92%       11.78%

   Variable Rate               $ 5,000        --          --           --     $  34,783   $    1,268   $   41,051  $  39,977

      Average interest rate      4.19%        --          --           --         3.95%      23.60%        4.26%

Loans receivable
   Fixed Rate                     --          --          --           --          --     $  48,819    $  48,819   $  57,280
      Average interest rate       --          --          --           --          --        11.98%       11.98%

   Variable Rate              $ 13,431   $  23,977   $   20,978   $  15,716   $  58,076   $  25,510     $157,688    $149,655
      Average interest rate      7.64%       7.37%        6.29%       8.83%       6.88%       6.10%        7.01%


Liabilities:
Credit Facility
   Variable Rate                  --      $ 50,000        --           --          --          --       $ 50,000     $50,000
      Average interest rate       --         4.32%        --           --          --          --          4.32%

Repurchase obligations
   Variable Rate              $ 17,876   $ 121,068    $ 40,000         --          --          --       $178,944    $178,944
      Average interest rate      1.74%       2.09%       3.18%         --          --          --          2.29%

Convertible junior
  subordinated debentures
   Fixed Rate                $  92,524        --          --           --          --          --        $92,524     $97,866
      Average interest rate     10.00%        --          --           --          --          --         10.00%

Interest rate swaps
     Notional amounts             --          --          --           --          --     $  109,000    $109,000     $ 3,071
     Average fixed pay rate       --          --          --           --          --          4.24%       4.24%
     Average variable
     receive rate                 --          --          --           --          --         1.11%        1.11%


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

                           None

ITEM 3:       Defaults Upon Senior Securities

                           None

ITEM 4:       Submission of Matters to a Vote of Security Holders

          At the 2004 annual meeting of our shareholders held on June 17, 2004, shareholders considered and voted upon:

              1. A proposal to elect nine directors (identified in the table below) to serve until the next annual meeting of shareholders and until such directors' successors are duly elected and qualify ("Proposal 1"); and

              2. A proposal to approve our 2004 long-term incentive plan ("Proposal 2"); and

              3. A proposal to approve, for purposes of the New York Stock Exchange listing standards, the issuance of 325,000 shares of our class A common stock and 365,000 shares of our class A common stock issuable upon the exercise of stock purchase warrants in a direct public offering made pursuant to a securities purchase agreement with W. R. Berkley Corporation ("Proposal 3"); and

              4. A proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004 ("Proposal 4").

         The following table sets forth the number of votes in favor, the number of votes opposed, the number of abstentions (or votes withheld in the case of the election of directors) and broker non-votes with respect to each of the foregoing proposals.


         Proposal                Votes in Favor         Votes Opposed         Abstentions        Broker Non-Votes
                                                                               (Withheld)
Proposal 1

  Samuel Zell                      5,891,192                 --                  42,336                --
  Jeffrey A. Altman                5,842,795                 --                  90,733                --
  Thomas E. Dobrowski              5,825,705                 --                 107,823                --
  Martin L. Edelman                5,908,282                 --                  25,246                --
  Craig M. Hatkoff                 5,908,282                 --                  25,246                --
  John R. Klopp                    5,908,079                 --                  25,449                --
  Henry N. Nassau                  5,825,738                 --                 107,790                --
  Joshua A. Polan                  5,842,795                 --                  90,733                --
  Lynne B. Sagalyn                 5,825,738                 --                 107,790                --


Proposal 2                         3,655,052              1,184,364              10,517             1,083,595

Proposal 3                         4,834,708                  6,293               8,932             1,083,595

Proposal 4                         5,834,660                 94,989               3,879                --


ITEM 5:       Other Information

                           None

ITEM 6:       Exhibits and Reports on Form 8-K

(a)      Exhibits

       o  3.2   First Amendment to Amended and Restated Bylaws of Capital Trust,
                Inc.

         10.1 Securities Purchase Agreement, dated as of May 11, 2004, by and among Capital Trust, Inc., W. R. Berkley Corporation and certain shareholders of Capital Trust, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 11, 2004 and incorporated herein by reference).

         10.2 Registration Rights Agreement dated as of May 11, 2004, by and among Capital Trust, Inc. and W. R. Berkley Corporation (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on May 11, 2004 and incorporated herein by reference).

       o 10.3 Second Amendment to Master Repurchase Agreement, dated as of June 1, 2004, by and between Goldman Sachs Mortgage Company, Commerzbank AG, New York Branch and Capital Trust, Inc.

       + 10.4   Capital Trust, Inc. 2004 Long-Term Incentive Plan.

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

       o 99.1   Risk Factors.


             o  Filed herewith.
             +  Represents  a  management   contract  or  compensatory  plan  or
                arrangement.

      (b)  Reports on Form 8-K

         During the fiscal quarter ended June 30, 2004, we filed the following Current Reports on Form 8-K:

           (1)    Current  Report on Form 8-K (with respect to Item 5 and Item 7 only), dated May 11, 2004, as filed with the SEC on May 11, 2004, reporting under Item 5 "Other Events" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits" our issuance and sale to W. R. Berkley Corporation of 1,310,000 shares of our class A common stock and stock purchase warrants to purchase 365,000 shares of our class A common stock and the agreement to sell an additional 325,000 shares of our class A common stock on June 18, 2004, subject to shareholder approval at our 2004 annual meeting of shareholders.

           (2) Current Report on Form 8-K, dated June 14, 2004, as filed with the SEC on June 14, 2004, reporting under Item 5 "Other Events" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits" our issuance of a press release announcing the proposed offering of approximately $276 aggregate principal amount of non-recourse collateralized debt obligations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         CAPITAL TRUST, INC.



August 16, 2004                                          /s/ John R. Klopp
---------------                                          -----------------
Date                                                     John R. Klopp
                                                         Chief Executive Officer

                                                         /s/ Brian H. Oswald
                                                         Brian H. Oswald
                                                         Chief Financial Officer