Form 10-Q
period 2004-09-30
CAPITAL TRUST INC
filed 2004-11-03
CIK 1061630

As filed with the Securities and Exchange Commission on November 3, 2004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

           Yes[   ]    No[ X ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      The number of outstanding shares of the Registrant's class A common stock, par value $0.01 per share, as of November 2, 2004 was 15,050,317.

                               CAPITAL TRUST, INC.
                                      INDEX

Part I. Financial Information

        Item 1:     Financial Statements                                      1

                    Consolidated Balance Sheets - September 30, 2004
                       (unaudited) and December 31, 2003 (audited)            1

                    Consolidated Statements of Income - Three and Nine
                       Months Ended September 30, 2004 and 2003 (unaudited)   2

                    Consolidated Statements of Changes in Shareholders'
                       Equity - Three and Nine Months Ended September
                       30, 2004 and 2003 (unaudited)                          3

                    Consolidated Statements of Cash Flows - Nine Months
                       Ended September 30, 2004 and 2003 (unaudited)          4

                    Notes to Consolidated Financial Statements (unaudited)    5

          Item 2:   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                 18

          Item 3:   Quantitative and Qualitative Disclosures about
                         Market Risk                                         27

          Item 4:   Disclosure Controls and Procedures                       28

Part II.  Other Information

          Item 1:   Legal Proceedings                                        29

          Item 2:   Changes in Securities                                    29

          Item 3:   Defaults Upon Senior Securities                          29

          Item 4:   Submission of Matters to a Vote of Security Holders      29

          Item 5:   Other Information                                        29

          Item 6:   Exhibits and Reports on Form 8-K                         29

          Signatures                                                         31

                      Capital Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    September 30, 2004 and December 31, 2003
                                 (in thousands)



                                                                September 30,               December 31,
                                                                    2004                       2003
                                                                ------------                ------------
                                                                  Unaudited                    Audited
                       Assets

  Cash and cash equivalents                                     $   7,963                   $   8,738
  Restricted cash                                                   8,009                         --
  Available-for-sale securities, at fair value                        --                       20,052
  Commercial mortgage-backed securities
   available-for-sale, at fair value                              250,564                     158,136
  Loans receivable, net of $6,672 reserve for
   possible credit losses at September 30, 2004
   and December 31, 2003                                          483,559                     177,049
  Equity investment in CT Mezzanine Partners I LLC
   ("Fund I"), CT Mezzanine Partners II LP
   ("Fund II"),  CT MP II LLC ("Fund II GP") and
   CT Mezzanine Partners III, Inc. ("Fund III")
   (together "Funds")                                              19,312                      21,988
  Deposits and other receivables                                      222                         345
  Accrued interest receivable                                       4,271                       3,834
  Interest rate hedge assets                                          --                          168
  Deferred income taxes                                             5,199                       3,369
  Prepaid and other assets                                          7,893                       6,247
                                                                ------------                ------------
Total assets                                                    $ 786,992                   $ 399,926
                                                                ============                ============

      Liabilities and Shareholders' Equity

Liabilities:
  Accounts payable and accrued expenses                         $  13,907                   $  11,041
  Credit facilities                                                29,000                      38,868
  Term redeemable securities contract                                 --                       11,651
  Repurchase obligations                                          178,033                     146,894
  Collateralized debt obligations                                 252,778                         --
  Step up convertible junior subordinated
   debentures                                                         --                       92,248
  Interest rate hedge liabilities                                     734                         --
  Deferred origination fees and other revenue                       1,446                       3,207
                                                                ------------                ------------
Total liabilities                                                 475,898                     303,909
                                                                ------------                ------------

Shareholders' equity:
  Class A common stock, $0.01 par value,
   100,000 shares authorized, 14,767 and 6,502
   shares issued and outstanding at September
   30, 2004 and December 31, 2003, respectively
   ("class A common stock")                                           148                          65
  Restricted class A common stock, $0.01 par
   value, 283 and 34 shares issued and
   outstanding at September 30, 2004 and
   December 31, 2003, respectively  ("restricted
   class A common stock" and together with class
   A common stock, "common stock")                                      3                          --
  Additional paid-in capital                                      328,188                     141,402
  Unearned compensation                                            (6,871)                       (247)
  Accumulated other comprehensive gain/(loss)                         996                     (33,880)
  Accumulated deficit                                             (11,370)                    (11,323)
                                                                ------------                ------------
Total shareholders' equity                                        311,094                      96,017
                                                                ------------                ------------

Total liabilities and shareholders' equity                      $ 786,992                   $ 399,926
                                                                ============                ============

         See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                        Consolidated Statements of Income
             Three and Nine Months Ended September 30, 2004 and 2003
                      (in thousands, except per share data)
                                   (unaudited)

                                                  Three Months Ended                      Nine months Ended
                                                     September 30,                          September 30,
                                                ----------------------                 -----------------------
                                                   2004        2003                       2004         2003
                                                ----------  ----------                 ----------   ----------
Income from loans and other investments:
  Interest and related income                   $  12,979   $  11,827                  $  31,169    $  29,593
  Less: Interest and related
   expenses on secured debt                         3,758       2,616                      8,848        7,369
  Less: Interest and related
   expenses on step up
   convertible junior
   subordinated debentures                          1,552       2,433                      6,417        7,298
                                                ----------  ----------                 ----------   ----------
   Income from loans and other                      7,669       6,778                     15,904       14,926
     investments, net
                                                ----------  ----------                 ----------   ----------

Other revenues:
  Management and advisory fees
   from Funds                                       1,910       2,385                      6,025        5,793
  Income/(loss) from equity
   investments in Funds                               301         367                      1,126        1,085
  Gain on sales of investments                         --          --                        300           --
  Other interest income                                19           8                         35           46
                                                ----------  ----------                 ----------   ----------

   Total other revenues                             2,230       2,760                      7,486        6,924
                                                ----------  ----------                 ----------   ----------

 Other expenses:
  General and administrative                        3,990       3,804                     10,082       10,497
  Other interest expense                               --          --                         --           --
  Depreciation and amortization                       274         293                        822          781
  Provision for/(recapture of)
   allowance for possible
   credit losses                                       --          --                         --           --
                                                ----------  ----------                 ----------   ----------
   Total other expenses                             4,264       4,097                     10,904       11,278
                                                ----------  ----------                 ----------   ----------

Income before income taxes                          5,635       5,441                     12,486       10,572
   Provision for income taxes                        (229)        655                         --          655
                                                ----------  ----------                 ----------   ----------

Net income                                         $5,864      $4,786                    $12,486       $9,917
                                                ==========  ==========                 ==========   ==========

Per share information:
   Net earnings per share of common stock:
     Basic                                         $ 0.51      $ 0.74                    $  1.47       $ 1.69
                                                ==========  ==========                 ===========  ==========
     Diluted                                       $ 0.51      $ 0.66                    $  1.45       $ 1.67
                                                ==========  ==========                 ===========  ==========
  Weighted average shares of common stock
  outstanding:
     Basic                                     11,448,503   6,502,075                  8,492,967    5,858,659
                                               ==========  ==========                 ===========  ==========
     Diluted                                   11,609,656  10,861,674                  8,628,602   10,182,850
                                               ==========  ==========                 ===========  ==========

  Dividends declared per share
  of common stock                                 $ 0.45       $ 0.45                    $  1.35       $ 1.35
                                               ==========  ==========                 ===========  ==========

      See accompanying notes to unaudited consolidated financial statements.


                      Capital Trust, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
              For the Nine Months Ended September 30, 2004 and 2003
                                 (in thousands)
                                   (unaudited)


                                                            Restricted                         Accumulated
                                                    Class A  Class A   Additional                 Other
                                      Comprehensive  Common   Common    Paid-In    Unearned   Comprehensive    Accumulated
                                      Income/(Loss)  Stock    Stock     Capital  Compensation   Income/(Loss)    Deficit      Total
                                      ---------- -----------------------------------------------------------------------------------

Balance at January 1, 2003                         $   54    $   1     $ 126,919 $  (320)   $  (28,988)    $ (13,610)     $ 84,056
Net income                            $  9,917         --       --          --        --            --          9,917         9,917
Unrealized loss on derivative
 financial instruments                     984         --       --          --        --            984           --            984
Unrealized loss on
 available-for-sale securities          (3,557)        --       --          --        --         (3,557)          --         (3,557)
Sale of shares of class A common
 stock under stock option
 agreement                                  --         --       --           152      --            --            --            152
Cancellation of restricted class A
 common stock                               --         --       --          (192)     192           --            --             --
Vesting of restricted class A common
 stock to unrestricted class A
 common stock                               --          1       (1)         --        --            --            --             --
Restricted class A common stock
 earned                                     --         --       --          --        103           --            --            103
Repurchase of warrants to purchase
 shares of class A common stock             --         --       --        (2,132)     --            --            --         (2,132)
Repurchase and retirement of shares
 of class A common stock previously
 outstanding                                --         (1)      --          (946)     --            --            --           (947)
Dividends declared on class A common
 stock                                      --         --       --          --        --            --         (8,296)       (8,296)
Shares redeemed in one for three
 reverse stock split                        --         --       --            (8)     --            --            --             (8)
Shares of class A common stock
 issued in private offering                 --         11       --        17,124      --            --            --         17,135
                                      ---------- -----------------------------------------------------------------------------------
Balance at September 30, 2003         $  7,344   $     65     $ --     $ 140,917 $  (25)     $ (31,561)    $ (11,989)     $ 97,407
                                      ========== ===================================================================================

Balance at January 1, 2004                       $     65     $ --     $ 141,402 $ (247)     $ (33,880)    $ (11,323)       96,017
Net income                            $ 12,486         --       --          --        --            --         12,486        12,486
Unrealized gain on derivative
 financial instruments                    (902)        --       --          --        --           (902)          --           (902)
Unrealized gain on
 available-for-sale securities          35,778         --       --          --        --         35,778           --         35,778
Issuance of restricted class A
 common stock                               --         --        3         6,989  (6,992)           --            --             --
Sale of shares of class A common
 stock under stock option
 agreement                                  --          1       --           784      --            --            --            785
Vesting of restricted class A common
 stock to unrestricted class A
 common stock                               --         --       --          --        --            --            --             --
Conversion of class A common stock
 units to class A common stock              --         --       --           410      --            --            --            410
Conversion of step up convertible
 junior subordinated debentures to
 class A common stock                       --         43       --        90,048      --            --            --         90,091
Restricted class A common stock
 earned                                     --         --       --          --       820            --            --            820
Revaluation of restricted class A
 common stock                               --         --       --           452    (452)           --            --             --
Shares of class A common stock
 issued in public offering                  --         19       --        41,603      --            --            --         41,622
Shares of class A common stock
 issued in direct public offering           --         16       --        37,963      --            --            --         37,979
Shares of class A common stock
 issued upon exercise of warrants           --          4       --         8,537      --            --            --          8,541
Dividends declared on class A common
 stock                                      --         --       --          --        --            --        (12,533)      (12,533)
                                      ---------- -----------------------------------------------------------------------------------
Balance at September 30, 2004         $ 47,362   $    148     $  3    $  328,188 $(6,871)      $    996    $  (11,370)    $ 311,094
                                      ========== ===================================================================================

See accompanying notes to unaudited consolidated financial statements.


                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine Months ended September 30, 2004 and 2003
                                 (in thousands)
                                   (unaudited)

                                                       2004             2003
                                                    ----------       ----------
Cash flows from operating activities:
  Net income                                        $   12,486       $   9,917
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Deferred income taxes                               (1,830)           (655)
    Depreciation and amortization                          822             781
    Income from equity investments in Funds             (1,126)         (1,085)
    Restricted class A common stock earned                 820             103
    Gain on sale of investments                           (300)            --
    Amortization of premiums and
      accretion of discounts on loans
      and investments, net                              (1,106)           (824)
    Accretion of discounts and fees on
      convertible trust preferred securities
      or convertible step up junior
      subordinated debentures, net                         276             358
  Changes in assets and liabilities, net:
    Deposits and other receivables                         123              48
    Accrued interest receivable                           (437)          3,669
    Prepaid and other assets                            (4,400)         (1,797)
    Deferred origination fees and other revenue         (1,761)            775
    Accounts payable and accrued expenses                  755            (766)
                                                    ----------       ----------
  Net cash provided by operating activities              4,322          10,524
                                                    ----------       ----------

Cash flows from investing activities:
    Principal collections of commercial
    mortgage-backed securities                           5,012             --
    Purchases of commercial mortgage-backed
    securities                                         (59,551)         (6,157)
    Principal collections and proceeds from
    sales on available-for-sale securities              19,561          39,923
    Origination and purchase of loans
    receivable                                        (366,988)        (73,275)
    Principal collections and proceeds from
    sale of loans receivable                            60,264          73,617
    Equity investments in Funds                         (3,500)         (9,119)
    Return of capital from Funds                         6,554           7,745
    Purchase of remaining interest in Fund I               --          (19,946)
    Increase in restricted cash                         (8,009)            --
    Purchases of equipment and leasehold
    improvements                                          (102)            (22)
                                                    ----------       ----------
  Net cash provided by (used in) investing
  activities                                          (346,759)         12,766
                                                    ----------       ----------

Cash flows from financing activities:
    Proceeds from repurchase obligations               122,422          41,152
    Repayment of repurchase obligations                (91,283)        (54,286)
    Proceeds from credit facilities                    169,676          83,015
    Repayment of credit facilities                    (179,544)       (114,100)
    Proceeds from term redeemable securities
    contract                                               --           20,000
    Repayment of term redeemable securities
    contract                                           (11,651)         (7,911)
    Proceeds from issuance of collateralized
    debt obligations                                   252,778             --
    Dividends paid on class A common stock              (9,663)         (5,367)
    Proceeds from sale of shares of class A
       common stock under stock option
       agreement                                           785             152
    Proceeds from sale of shares of class A
       common stock                                      79,601          17,135
    Proceeds from exercise of warrants for
       shares of class A common stock                     8,541             --
    Repurchase and retirement of shares of
       class A common stock
       previously outstanding                              --             (955)
    Repurchase of warrants to purchase shares
       of class A common stock                             --           (2,132)
                                                    ----------       ----------
  Net cash provided by (used in) financing
       activities                                      341,662         (23,297)
                                                    ----------       ----------
Net decrease in cash and cash equivalents                (775)              (7)
Cash and cash equivalents at beginning of year           8,738           10,186
                                                    ----------       ----------
Cash and cash equivalents at end of period            $  7,963         $ 10,179
                                                    ==========       ==========
      See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (unaudited)

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of results that may be expected for the entire year ending December 31, 2004.

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

4.    Restricted Cash

Restricted cash is $8.0 million on deposit with the CDO trustee from loan repayments which will be used to purchase replacement loans (either from third parties or us) as collateral for the CDO.

5.    Available-for-Sale Securities

On June 14, 2004, we sold our entire portfolio of available-for-sale securities for a gain of $300,000 over their amortized cost.

6.    Commercial Mortgage-Backed Securities

During the nine months ended September 30, 2004, we purchased four investments in three separate issues of commercial mortgage-backed securities. The securities had a face value of $61,293,000 and were purchased at a discount for $59,551,000.

At September 30, 2004, we held nineteen investments in fourteen separate issues of commercial mortgage-backed securities with an aggregate face value of
$271,793,000. Commercial mortgage-backed securities with a face value of $61,281,000 earn interest at a variable rate, which averages the London Interbank Offered Rate, or LIBOR, plus 2.28% (4.03% at September 30, 2004). The remaining commercial mortgage-backed securities, $210,512,000 face value, earn interest at fixed rates averaging 7.65% of the face value. We purchased the commercial mortgage-backed securities at discounts. As of September 30, 2004, the remaining discount to be amortized into income over the remaining lives of the securities was $22,959,000. At September 30, 2004, with discount amortization, the commercial mortgage-backed securities earn interest at a blended rate of 8.52% of the face value less the unamortized discount. As of September 30, 2004, the securities were carried at fair value of $250,564,000, reflecting a $1,730,000 unrealized gain to their amortized cost.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

7.    Loans Receivable

At September 30, 2004 and December 31, 2003, our loans receivable consisted of the following (in thousands):

                                         September           December
                                            30,                 31,
                                           2004                2003
                                       -------------       ------------
  First mortgage loans                  $     3,038         $   12,672
  Property mezzanine loans                  115,351            106,449
  B Notes                                   371,842             64,600
                                       -------------       ------------
                                            490,231            183,721
  Less:  reserve for possible
  credit losses                              (6,672)            (6,672)
                                       -------------       ------------
  Total loans                           $   483,559         $  177,049
                                       =============       ============

One first mortgage loan with an original principal balance of $8,000,000 reached maturity on July 15, 2001 and has not been repaid with respect to principal and interest. In December 2002, the loan was written down to $4,000,000 through a charge to the allowance for possible credit losses. Since the December 2002 write-down, we received proceeds of $962,000 reducing the carrying value of the loan to $3,038,000. In accordance with our policy for revenue recognition, income recognition has been suspended on this loan and for the three and nine months ended September 30, 2004, $235,000 and $684,000, respectively, of potential interest income has not been recorded. All remaining loans are performing in accordance with the terms of the loan agreements.

During the nine months ended September 30, 2004, we purchased or originated two property mezzanine loans for $24,300,000 and 56 B Notes for $342,687,000, received partial repayments on 27 loans totaling $11,559,000 and one mortgage loan, one property mezzanine loan and seven B Notes totaling $48,705,000 were satisfied and repaid. We have no outstanding loan commitments at September 30, 2004.

At September 30, 2004, the weighted average interest rate in effect, including amortization of fees and premiums, for our performing loans receivable were as follows:

      Property mezzanine loans             9.39%
      B Notes                              6.37%
                Total Loans                7.08%

At September 30, 2004, $438,455,000 (90%) of the aforementioned performing loans bear interest at floating rates ranging from LIBOR plus 235 basis points to LIBOR plus 900 basis points. The remaining $48,738,000 (10%) loan bears interest at a fixed rate of 11.67%.

8.    Long-Term Debt

Credit Facility

At September 30, 2004, we have borrowed $29,000,000 under a $150.0 million credit facility at an average borrowing rate (including amortization of fees incurred and capitalized) of 6.41%. We pledged $115,777,000 of assets as collateral for the borrowing against such credit facility. At September 30, 2004, the available credit remaining under the credit facility was $121.0 million of which $45.5 million may be borrowed without the need to pledge additional assets as collateral.

Repurchase Obligations

At September 30, 2004, we were obligated to three counterparties under four repurchase agreements.

The repurchase obligation with the first counterparty, an affiliate of a securities dealer, was utilized to finance commercial mortgage-backed securities. At September 30, 2004, we have sold commercial mortgage-backed securities with a book and market value of $234,954,000 and have a liability to repurchase these assets for $126,086,000 that is non-recourse to us. This repurchase obligation had an original one-year term that expired in

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

February 2003 and was extended twice to February 2005. The liability balance bears interest at specified rates over LIBOR based upon each asset included in the obligation.

The first repurchase obligation with the second counterparty, a securities dealer, was entered into on May 28, 2003 pursuant to the terms of a master repurchase agreement that, as increased in August 2003, allows us to incur $100.0 million of repurchase obligations to finance specific assets. Through September 30, 2004, the master repurchase agreement has been utilized to finance three loans. At September 30, 2004, we have sold loans with a book and market value of $32,702,000 and have a liability to repurchase these assets for $5,000,000 and can borrow an additional $21.2 million without the need to pledge additional assets as collateral. The master repurchase agreement was extended during the quarter ended September 30, 2004 and now terminates on June 1, 2006 and bears interest at specified rates over LIBOR based upon each asset included in the obligation.

The second repurchase obligation with the second counterparty, was entered into on August 17, 2004 pursuant to the terms of a master repurchase agreement that allows us to incur $50.0 million of repurchase obligations to finance specific assets. Through September 30, 2004, the master repurchase agreement has been utilized to finance ten loans. At September 30, 2004, we have sold loans with a book and market value of $33,181,000 and have a liability to repurchase these assets for $21,155,000. The master repurchase agreement terminates on September 1, 2007, and bears interest at specified rates over LIBOR based upon each asset included in the obligation.

The repurchase obligation with the third counterparty, a securities dealer, was entered into to finance three loans. At September 30, 2004, we have sold loans with a book and market value of $31,262,000 and have a liability to repurchase these assets for $25,792,000. This repurchase agreement comes due monthly and has a current maturity date in November 2004.

Repurchase obligations with a fourth counterparty, a securities dealer, were entered into during 2003 in connection with the purchase of commercial mortgage-backed securities. During the quarter ended September 30, 2004, the commercial mortgage-backed securities were repaid and the repurchase obligation was settled.

The average borrowing rate in effect for all the repurchase obligations outstanding at September 30, 2004 was LIBOR plus 0.99% (2.83% at September 30,
2004). Assuming no additional utilization under the repurchase obligations and including the amortization of fees paid and capitalized over the term of the repurchase obligations, the all-in effective borrowing cost was 2.93% at September 30, 2004.

Term Redeemable Securities Contract

At December 31, 2003, we had borrowed $11,651,000 under a $75 million term redeemable securities contract. This term redeemable securities contract expired on February 28, 2004 and was repaid by refinancing the previously financed assets under our credit facility.

Collateralized Debt Obligations

On July 20, 2004, we issued to third party investors six tranches of investment grade collateralized debt obligations, commonly known as CDOs, through our wholly-owned subsidiary Capital Trust RE CDO 2004-1 Ltd., which we refer to as CDO-1. In the transaction, CDO-1 issued secured investment grade rated CDOs with a principal amount of $252,798,000, and we purchased through another wholly-owned subsidiary the four remaining tranches of unrated and below investment grade rated CDOs and the equity interests issued by CDO-1. CDO-1 holds assets, consisting of loans, CMBS and cash totaling $324,074,000, which serves as collateral for the CDOs. The six investment grade tranches were issued with floating rate coupons with a combined weighted average rate of LIBOR + 0.62% (2.43% at September 30, 2004) and have a remaining expected average maturity of 4.8 years as of September 30, 2004. The Company incurred $5,507,000 of issuance costs which will be amortized on a level yield basis over the average life of CDO-1. CDO-1 was structured to match fund the cash flows from a significant portion of our existing and newly acquired B notes, mezzanine loans and CMBS. For accounting purposes, CDO-1 is consolidated in our financial statements. The six investment grade tranches are treated as a secured financing, and are non-recourse to us.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

Proceeds from the sale of the six investment grade tranches issued by CDO-1 were used to purchase a $251.2 million portfolio of B notes and mezzanine loans from a third party which are held as collateral in CDO-1. The $72.9 million remaining assets pledged as collateral in CDO-1 were contributed from our existing portfolio of loans and CMBS.

9.    Derivative Financial Instruments

The following table summarizes the notional value and fair value of our derivative financial instruments at September 30, 2004. The notional value provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or foreign exchange market risks.

                                          Interest
Hedge         Type        Notional Value    Rate     Maturity     Fair Value
-------  ---------------  --------------  --------   --------     -----------
Swap     Cash Flow Hedge   $85,000,000     4.2425%     2015       $ (585,000)
Swap     Cash Flow Hedge    24,000,000     4.2325%     2015         (149,000)

On September 30, 2004, the derivative financial instruments were reported at their fair value as interest rate hedge liabilities of $734,000.

10.   Shareholders Equity

On May 11, 2004, we closed on the initial tranche of a direct public offering to designated controlled affiliates of W. R. Berkley Corporation, which we refer to as Berkley. We issued 1,310,000 shares of our class A common stock and stock purchase warrants to purchase 365,000 shares of our class A common stock for a total purchase price of $30.7 million. On June 21, 2004, we closed on the second tranche of the direct public offering and issued an additional 325,000 shares of our class A common stock for a total purchase price of $7.6 million. The warrants, which were set to expire on December 31, 2004, were exercised on September 13, 2004 to purchase 365,000 shares of our class A common stock for a total purchase price of $8.5 million. Pursuant to a director designation right granted to Berkley in the transaction, we appointed Joshua A. Polan to our board of directors.

On July 28, 2004, we closed on a public offering of our class A common stock pursuant to which we sold 1,888,289 shares and certain selling shareholders sold 2,136,711 shares obtained upon the concurrent conversion of $44,871,000 of our outstanding convertible junior subordinated debentures. All of the 4,025,000 shares were sold to the public at a price of $23.75 per share. After payment of underwriting discounts and commissions and expenses, we received net proceeds from the offering of $41.6 million.

On September 29, 2004, following our issuance of a notice of redemption to be effected on September 30, 2004, the holders of the remaining $44,871,000 of the step up convertible junior subordinated debentures outstanding converted the entire principal amount due thereon into 2,136,711 shares of our class A common stock at a conversion price of approximately $21.00 per share.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

11.   Earnings Per Share

The following table sets forth the calculation of Basic and Diluted EPS for the nine months ended September 30, 2004 and 2004:

                                  Nine months Ended September 30, 2004         Nine months Ended September 30, 2003
                              ------------------------------------------------------------------------------------------

                                                                Per Share                                     Per Share
                                  Net Income        Shares        Amount        Net Income        Shares        Amount
                              ------------------------------------------------------------------------------------------

 Basic EPS:
   Net earnings per
    share of common
    stock                         $12,486,000     8,492,967     $ 1.47         $9,917,000        5,858,659     $ 1.69
                                                               ========                                       ========

 Effect of Dilutive
 Securities
   Options
    outstanding for
    the purchase of
    common stock                          --        123,592                            --           50,769
   Convertible
    junior
    subordinated
    debentures
    exchangeable
    for shares of
    common stock                          --             --                     7,089,000        4,273,422
   Warrants
    outstanding for
    the purchase of
    common stock                          --         12,043                            --               --
                                -------------- --------------                 -------------    -----------

 Diluted EPS:
   Net earnings per
    share of common
    stock and
    assumed
    conversions                  $12,486,000      8,628,602     $ 1.45        $17,006,000       10,182,850     $ 1.67
                               ===============  ============== ========        =============    ============   ========

The following table sets forth the calculation of Basic and Diluted EPS for the three months ended September 30, 2004 and 2003:


                                  Three months Ended September 30, 2004         Three months Ended September 30, 2003
                              ------------------------------------------------------------------------------------------

                                                                Per Share                                     Per Share
                                  Net Income        Shares        Amount        Net Income        Shares        Amount
                              ------------------------------------------------------------------------------------------


 Basic EPS:

   Net earnings per
    share of common
    stock                         $ 5,864,000    11,448,503     $ 0.51         $4,786,000        6,502,075     $ 0.74
                                                               ========                                       ========

 Effect of Dilutive
 Securities
   Options
    outstanding for
    the purchase of
    common stock                          --        134,846                           --            86,177
   Convertible
    junior
    subordinated
    debentures
    exchangeable
    for shares of
    common stock                          --            --                      2,363,000        4,273,422
   Warrants
    outstanding for
    the purchase of
    common stock                          --         26,308                           --               --
                                -------------- --------------                 -------------    -----------

 Diluted EPS:
   Net earnings per
    share of common
    stock and
    assumed
    conversions                    $5,864,000    11,609,656     $ 0.51         $7,149,000       10,861,674     $ 0.66
                                   ==========  ============    ========       =============    =============  =========

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


12.   Income Taxes

We have elected to be taxed as a Real Estate  Investment  Trust, or REIT,  under
Section 856(c) of the Internal Revenue Code of 1986, as amended. As a REIT, we generally are not subject to federal income tax. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates. We may also be subject to certain state and local taxes on our income and property. Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income. At September 30, 2004, we were in compliance with all REIT requirements.

During the three months ended September 30, 2004, we reversed all of the income taxes provided in the first and second quarter resulting in a $229,000 income tax benefit for the quarter, as the taxable REIT subsidiaries did not generate taxable income through the third quarter.

13.   Commitments and Contingencies

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

Under the new employment agreement, Mr. Klopp receives a base salary and is eligible to receive annual performance compensation awards of cash and restricted shares of common stock. As of the effective date of the new agreement, July 15, 2004, Mr. Klopp was granted an initial award of 218,818 restricted shares, 50% of which will be subject to time vesting in eight equal quarterly increments commencing on March 31, 2007 and 50% of which will be issued as a performance compensation award and will vest on December 31, 2008 if the total shareholder return, measured from January 1, 2004 through December 31, 2008, is at least 13% per annum. As of the effective date, Mr. Klopp was also awarded performance compensation awards tied to the amount of cash we receive, if any, as incentive management fees from CT Mezzanine Partners III, Inc. The agreement provides for severance payments under certain circumstances and contains provisions relating to non-competition during the term of employment, protection of our confidential information and intellectual property, and non-solicitation of our employees, which provisions extend for 24 months following termination in certain circumstances.

14.   Dividends

In order to maintain our election to qualify as a REIT, we must currently distribute, at a minimum, an amount equal to 90% of our REIT taxable income and must distribute 100% of our REIT taxable income to avoid paying corporate federal income taxes. We expect to distribute all of our REIT taxable income to our shareholders. Because REIT taxable income differs from cash flow from operations due to non-cash revenues or expenses, in certain circumstances, we may be required to borrow to make sufficient dividend payments to meet this anticipated dividend threshold.

On September 2, 2004, we declared a dividend of approximately $5,811,000, or $0.45 per share of common stock applicable to the three-month period ended September 30, 2004, payable on October 15, 2004 to shareholders of record on September 14, 2004.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

15.   Employee Benefit Plans

1997 Long-Term Incentive Stock Plan

During the three and nine months ended September 30, 2004, we did not issue any options to acquire shares of class A common stock. On January 26, 2004, we issued 52,515 shares of restricted stock. The shares of restricted stock issued on January 26, 2004 are split into two grants. One-half of the shares issued on January 26, 2004 vest one-third on each of the following dates: February 1, 2005, February 1, 2006 and February 1, 2007. The remaining one-half are performance based and vest on February 1, 2008 if the total return to shareholders exceeds 13% during the period from January 1, 2004 to December 31, 2007.

The following table summarizes the option activity under the incentive stock plan for the nine months ended September 30, 2004:

                                                                                      Weighted
                                     Options             Exercise Price           Average Exercise
                                   Outstanding             per Share              Price per share
                                 ---------------        ----------------         ------------------
  Outstanding January 1, 2004        517,468            $12.375 - $30.00               $19.09
      Granted in 2004                    --                    --                        --
      Exercised in 2004              (54,134)           $12.375 - $18.00                14.49
      Canceled in 2004                (2,391)           $15.00 - $15.90                 15.48
                                 ---------------                                 ------------------
  Outstanding at September
  30, 2004                           460,943            $12.375 - $30.00               $19.65
                                 ===============                                 ==================

At September 30, 2004, 430,940 of the options are exercisable. At September 30, 2004, the outstanding options have various remaining contractual exercise periods ranging from 1.25 to 7.34 years with a weighted average life of 4.73 years.

2004 Long-Term Incentive Plan

At the 2004 annual meeting of our shareholders held on June 17, 2004, our 2004 long-term incentive plan, which we refer to as the 2004 Plan, was approved by shareholders. The 2004 Plan permits the grant of nonqualified stock option, incentive stock option, share appreciation right, restricted share, unrestricted share, performance unit, performance share and deferred share unit awards. A maximum of 1,000,000 shares of class A common stock may be issued under the 2004 Plan. No participant may receive options or share appreciation rights that relate to more than 500,000 shares per calendar year.

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

On July 15, 2004, pursuant to the 2004 Plan, we issued 218,818 restricted shares in accordance with Mr. Klopp's new employment agreement, 50% of which will be subject to time vesting in eight equal quarterly increments commencing on March 31, 2007 and 50% of which will be issued as a performance compensation award and will vest on December 31, 2008 if the total shareholder return, measured from January 1, 2004 through December 31,

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

2008, is at least 13% per annum. As of September 30, 2004, no other share based awards have been issued pursuant to the 2004 Plan.

16.   Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on our outstanding debt, collateralized debt obligations and convertible junior subordinated debentures during the nine months ended September 30, 2004 and 2003 was $14,247,000 and $14,272,000, respectively. We paid income taxes during the nine months ended September 30, 2004 and 2003 of $1,011,000 and $1,693,000, respectively. In connection with the conversion of our step up convertible junior subordinated debentures to class A common stock, $90.1 million of debentures and accrued interest was converted to common stock as a non-cash activity.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

17.   Segment Reporting

We have established two reportable segments beginning January 1, 2003. We have an internal information system that produces performance and asset data for our two segments along service lines.

The Balance Sheet Investment segment includes all of our activities related to direct loan and investment activities (including direct investments in Funds) and the financing thereof.

The Investment Management segment includes all of our activities related to investment management services provided to us and third-party funds under management and includes our taxable REIT subsidiary, CT Investment Management Co., LLC and its subsidiaries.

The following table details each segment's contribution to our overall profitability and the identified assets attributable to each such segment for the nine months ended and as of September 30, 2004, respectively (in thousands):


                                                    Balance Sheet             Investment            Inter-Segment
                                                      Investment              Management              Activities           Total
                                                  ----------------          --------------         ----------------     -----------
Income from loans and other investments:
  Interest and related income                        $    31,169               $     --                $      --          $  31,169
  Less:  Interest and related
   expenses on credit
   facilities, term redeemable
   securities contract and
   repurchase obligations                                  8,848                     --                       --              8,848
  Less:  Interest and related
   expenses on convertible
   junior subordinated
   debentures                                              6,417                     --                       --              6,417
                                                  ----------------          --------------         ----------------     -----------
   Income from loans and other
   investments, net                                       15,904                     --                       --             15,904
                                                  ----------------          --------------         ----------------     -----------

Other revenues:
  Management and advisory fees                               --                    8,264                   (2,239)            6,025
  Income/(loss) from equity
  investments in Funds                                     1,420                    (294)                     --              1,126
  Gain on sales of investments                               300                     --                       --                300
  Other interest income                                       24                     240                     (229)               35

   Total other revenues                                    1,744                   8,210                   (2,468)            7,486
                                                  ----------------          --------------         ----------------     -----------

 Other expenses:
  General and administrative                               4,203                   8,118                   (2,239)           10,082
  Other interest expense                                     229                     --                      (229)              --
  Depreciation and amortization                              634                     188                      --                822
                                                  ----------------          --------------         ----------------     -----------
   Total other expenses                                    5,066                   8,306                   (2,468)           10,904
                                                  ----------------          --------------         ----------------     -----------

  Income/(loss) before income
   taxes                                                  12,582                     (96)                     --             12,486
Provision for income taxes                                   --                      --                       --                --
                                                  ----------------          --------------         ----------------     -----------
  Net income/(loss)                                  $    12,582               $     (96)              $      --          $  12,488
                                                  ================          ==============         ================     ===========

  Total Assets                                       $   787,575               $  13,537               $  (14,120)        $ 786,992
                                                  ================          ==============         ================     ===========

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

The following table details each segment's contribution to our overall profitability and the identified assets attributable to each such segment for the nine months ended and as of September 30, 2003, respectively (in thousands):


                                                    Balance Sheet             Investment            Inter-Segment
                                                      Investment              Management              Activities           Total
                                                  ----------------          --------------         ----------------     -----------
Income from loans and other investments:
  Interest and related income                        $    29,593               $     --                $      --          $  29,593
  Less:  Interest and related
   expenses on credit
   facilities, term redeemable
   securities contract and
   repurchase obligations                                  7,369                     --                       --              7,369
  Less:  Interest and related
   expenses on convertible
   junior subordinated
   debentures                                              7,298                     --                       --              7,298
                                                  ----------------          --------------         ----------------     -----------
   Income from loans and other
   investments, net                                       14,926                     --                       --             14,926
                                                  ----------------          --------------         ----------------     -----------
Other revenues:
  Management and advisory fees                               --                    9,509                   (3,716)            5,793
  Income/(loss) from equity
   investments in Funds                                    1,866                    (781)                     --              1,085
  Other interest income                                       24                     123                     (101)               46
                                                  ----------------          --------------         ----------------     -----------
   Total other revenues                                    1,890                   8,851                   (3,817)            6,924
                                                  ----------------          --------------         ----------------     -----------

 Other expenses:
  General and administrative                               5,950                   8,263                   (3,716)           10,497
  Other interest expense                                     101                     --                      (101)              --
  Depreciation and amortization                              634                     147                      --                781
                                                  ----------------          --------------         ----------------     -----------
   Total other expenses                                    6,685                   8,410                   (3,817)           11,278
                                                  ----------------          --------------         ----------------     -----------

  Income before income taxes                              10,131                     441                      --             10,572
Provision for income taxes                                   --                      655                      --                655
                                                  ----------------          --------------         ----------------     -----------
  Net income                                         $    10,131               $    (214)              $      --           $  9,917
                                                  ================          ==============         ================     ============
  Total Assets                                       $   396,090               $  20,885               $ (21,426)          $395,549
                                                  ================          ==============         ================     ============

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

The  following  table  details  each  segment's   contribution  to  our  overall
profitability for the three months ended September 30, 2004, (in thousands):


                                                    Balance Sheet             Investment            Inter-Segment
                                                      Investment              Management              Activities           Total
                                                  ----------------          --------------         ----------------     -----------
Income from loans and other investments:
  Interest and related income                        $    12,979               $    --                 $      --           $ 12,979
  Less:  Interest and related
   expenses on credit
   facilities, term redeemable
   securities contract and
   repurchase obligations                                  3,758                    --                        --              3,758
  Less:  Interest and related
   expenses on convertible
   junior subordinated
   debentures                                              1,552                    --                        --              1,552
                                                  ----------------          --------------         ----------------     -----------

   Income from loans and other
    investments, net                                       7,669                    --                        --              7,669
                                                 ----------------          --------------         ----------------      -----------


Other revenues:
  Management and advisory fees                               --                    2,745                     (835)            1,910
  Income/(loss) from equity
   investments in Funds                                      409                    (108)                     --                301
  Gain on sales of investments                               --                     --                        --                --
  Other interest income                                       14                      40                      (35)               19
                                                  ----------------          --------------         ----------------     -----------
   Total other revenues                                      423                   2,677                     (870)            2,230
                                                  ----------------          --------------         ----------------     -----------

 Other expenses:
  General and administrative                               1,440                   3,385                     (835)            3,990
  Other interest expense                                      35                     --                       (35)              --
  Depreciation and amortization                              212                      62                      --                274
                                                  ----------------          --------------         ----------------     -----------
   Total other expenses                                    1,687                   3,447                     (870)            4,264
                                                  ----------------          --------------         ----------------     -----------

  Income/(loss) before income
   taxes                                                   6,405                    (770)                     --              5,635
Provision for income taxes                                   --                     (229)                     --               (229)
                                                  ----------------          --------------         ----------------     -----------

  Net income/(loss)                                  $     6,405               $    (541)             $       --          $   5,864
                                                  ================          ==============         ================     ============


All revenues were generated from external sources within the United States. The Balance Sheet Investment segment paid the Investment Management segment fees of $835,000 and $2,239,000, respectively, for management of the segment and $35,000 and $229,000, respectively, for inter-segment interest for the three and nine months ended September 30, 2004, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the tables above.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

The  following  table  details  each  segment's   contribution  to  our  overall
profitability attributable to each such segment for the three months ended September 30, 2003 (in thousands):


                                                    Balance Sheet             Investment            Inter-Segment
                                                      Investment              Management              Activities           Total
                                                  ----------------          --------------         ----------------     -----------
Income from loans and other investments:
  Interest and related income                        $    11,827               $  --                  $       --          $  11,827
  Less:  Interest and related
   expenses on credit
   facilities, term redeemable
   securities contract and
   repurchase obligations                                  2,616                  --                          --              2,616
  Less:  Interest and related
   expenses on convertible
   junior subordinated
   debentures                                              2,433                  --                          --              2,433
                                                  ----------------          --------------         ----------------     -----------
   Income from loans and other
    investments, net                                       6,778                  --                          --              6,778
                                                  ----------------          --------------         ----------------     -----------

Other revenues:
  Management and advisory fees                               --                    3,886                   (1,501)            2,385
  Income/(loss) from equity
   investments in Funds                                      457                     (90)                     --                367
  Other interest income                                        2                     105                      (99)                8
                                                  ----------------          --------------         ----------------     -----------
   Total other revenues                                      459                   3,901                   (1,600)            2,760
                                                  ----------------          --------------         ----------------     -----------

 Other expenses:
  General and administrative                               2,454                   2,851                   (1,501)            3,804
  Other interest expense                                      99                     --                       (99)              --
  Depreciation and amortization                              212                      81                      --                293
                                                  ----------------          --------------         ----------------     -----------
   Total other expenses                                    2,765                   2,932                   (1,600)            4,097
                                                  ----------------          --------------         ----------------     -----------

  Income before income taxes                               4,472                     969                      --              5,441
Provision for income taxes                                   --                      655                      --                655
                                                  ----------------          --------------         ----------------     -----------

  Net income                                         $     4,472               $     314              $       --          $   4,786
                                                  ================          ==============         ================     ============


All revenues were generated from external sources within the United States. The Investment Management segment earned fees of $1,501,000 and $3,716,000 for management of the Lending and Investment segment and $99,000 and $101,000, respectively, for inter-segment interest for the three and nine months ended September 30, 2003, respectively, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the tables above.

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

Introduction

We are a fully integrated, self-managed finance and investment management company that specializes in credit-sensitive structured financial products. To date, our investment programs have focused on loans and securities backed by income-producing commercial real estate assets. From the commencement of our finance business in 1997 through September 30, 2004, we have completed over $4 billion of real estate-related investments both directly and on behalf of our managed funds. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes.

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

Recent Developments

On May 11, 2004, we closed on the initial tranche of a direct public offering to designated controlled affiliates of W. R. Berkley Corporation, which we refer to as Berkley. We issued 1,310,000 shares of our class A common stock and stock purchase warrants to purchase 365,000 shares of our class A common stock for a total purchase price of $30.7 million. On June 21, 2004, we closed on the second tranche of the direct public offering and issued an additional 325,000 shares of our class A common stock for a total purchase price of $7.6 million. The warrants, which were set to expire on December 31, 2004, were exercised on September 13, 2004 to purchase 365,000 shares of our class A common stock for a total purchase price of $8.5 million. Pursuant to a director designation right granted to Berkley in the transaction, we appointed Joshua A. Polan to our board of directors.

In June and July of 2004, CT Investment Management Co. LLC, our wholly-owned investment management subsidiary, was approved as a Special Servicer by Fitch Ratings, Standard & Poor's and Moody's Investors Service. These approvals allow CT Investment Management Co. to act as a named Special Servicer for CMBS and B
Note investments. As Special Servicer, CT Investment Management Co. will be able to increase the control we have in managing certain portions of our portfolio while potentially generating additional fee income. Approval from the rating agencies was based upon, among other things, our experience in managing and working out problem assets, our established asset management policies and procedures and our technology systems. We believe our ability to be a Special Servicer improves the asset management of our existing portfolio, and facilitates our planned increase in our CMBS and B Note investment activity.

On July 20, 2004, we closed a $320.8 million issue of collateralized debt obligations, commonly known as CDOs, which were privately offered to institutional investors. In connection with the issuance of the CDOs, we closed on the following related transactions:

     o we purchased a $251.2 million portfolio of floating rate B Notes and mezzanine loans from GMAC Commercial Mortgage Corporation;
     o we contributed those assets, along with $72.9 million of B Notes, mezzanine loans and subordinate CMBS from our own portfolio, to Capital Trust RE CDO 2004-1 Ltd., our wholly-owned subsidiary that we refer to as CDO-1;
     o CDO-1 issued $320.8 million of floating rate CDOs secured by the assets contributed to it;
     o CDO-1 sold all of the $252.8 million of CDOs that are rated investment grade to third-party investors; and
     o we acquired and retained all of the $68.1 million of unrated and below investment grade rated CDOs in addition to ownership of all of CDO-1's $3.2 million of equity.

Taken together, we refer to these related transactions as the CDO-1 transaction.

We consolidate CDO-1 into our financial statements, with the entity's investments shown as loans receivable and the investment grade notes held by third-parties shown as direct liabilities on our balance sheet. As a result of the CDO-1 transaction, our balance sheet assets increased by $251.2 million and we recorded $252.8 million of CDOs as liabilities at the time of the closing.

The GMAC Commercial Mortgage assets contributed to CDO-1 are comprised of 40 floating rate B Notes and one mezzanine loan with an aggregate balance of $251.2 million. The assets contributed by us consist of seven B Notes, mezzanine loans and subordinate CMBS with an aggregate balance of $72.9 million. Together, CDO-1's initial portfolio represents a combination of large-and small-balance commercial real estate mezzanine investments, ranging in size from $575,489 to $31.9 million with an average balance of $6.8 million and a weighted average remaining contractual life of 19.9 months. Excluding CMBS, senior mortgage debt secured by the underlying properties totals $1.7 billion and the initial portfolio has a weighted average last dollar loan-to-value ratio of 68.2% based on third-party appraisals. All the assets but one are floating rate, with a weighted average rate of LIBOR plus 4.59%.

CDO-1 issued 10 classes of CDOs that are rated AAA to NR with a total face amount of $320.8 million of which nine classes mature in July 2039 and one class matures in July 2019. The governing documents provide for a four year reinvestment period, commencing on July 20, 2004, during which principal proceeds from the repayment, amortization and sale of assets may be reinvested in qualifying replacement B Notes, mezzanine loans and subordinate CMBS based upon criteria agreed upon with the rating agencies. In certain circumstances, including the failure of interest coverage and over-collateralization tests, reinvestment may be suspended and principal proceeds used to amortize the CDOs sequentially in order of seniority until CDO-1 or its collateral is brought back into compliance with the applicable test(s). Subsequent to the end of the reinvestment period, principal proceeds will be directed to repay the senior-most class of CDOs outstanding at that time. The CDOs are callable at par at our option as the holder of the entire equity in CDO-1 commencing two years after July 20, 2004. The weighted average rate on the investment grade CDOs is LIBOR plus 0.62%.

The CDO-1 transaction provides us with a number of significant benefits including:

     o increasing our balance sheet interest earning assets by $251.2 million, a 64% increase compared to June 30, 2004;
     o creating long-term, non-recourse financing at an all-in borrowing cost that is significantly lower than our existing sources of debt capital;
     o obtaining long term, floating rate financing that matches both the interest rate index and duration of our assets;
     o extending the useful life of the financing through a four year reinvestment period during which principal proceeds from the initial CDO assets can be reinvested in qualifying replacement assets; and
     o establishing us as a CDO issuer and collateral manager, which we believe will facilitate our issuance of additional CDOs in the future.

On July 28, 2004, we closed on a public offering of our class A common stock pursuant to which we sold 1,828,289 shares and certain selling shareholders sold 2,136,711 shares obtained upon the concurrent conversion of $44,871,000 of our outstanding convertible junior subordinated debentures. All of the 4,025,000 shares were sold to the public at a price of $23.75 per share. After payment of underwriting discounts and commissions and expenses, we received net proceeds from the offering of $41.6 million.

On September 29, 2004, following our issuance of a notice of redemption to be effected on September 30, 2004, the holders of the remaining $44,871,000 of the step up convertible junior subordinated debentures outstanding converted the entire principal amount due thereon into 2,136,711 shares of our class A common stock at a conversion price of approximately $21.00 per share.

We agreed in principal to obtain certain outsourced services from Global Realty Outsourcing, Inc., referred to as GRO, a company in which we have an equity investment and on whose board of directors our president and chief executive officer serves. Pursuant to the proposed agreement, GRO will provide seventeen dedicated employees to assist us in monitoring assets and evaluating potential investments, fifteen of whom will be located in Chennai, India. GRO began performing these services for us in April 2004 in advance of concluding negotiation of the definitive agreement.

Balance Sheet Overview

At March 31, 2004, we had four investments in Federal Home Loan Mortgage Corporation Gold securities with a face value of $15,989,000. These securities were sold during the second quarter resulting in a gain of $300,000 to their amortized cost.

We held nineteen investments in fourteen separate issues of commercial mortgage-backed securities with an aggregate face value of $271,793,000 at September 30, 2004. Commercial mortgage-backed securities with a face value of $61,281,000 earn interest at a variable rate, which averages the London Interbank Offered Rate, or LIBOR, plus 2.28% (4.03% at September 30, 2004). The remaining commercial mortgage-backed securities, $210,512,000 face value, earn interest at fixed rates averaging 7.65% of the face value. We purchased the commercial mortgage-backed securities at discounts. As of September 30, 2004, the remaining discount to be amortized into income over the remaining lives of the securities was $22,959,000. At September 30, 2004, with discount amortization, the commercial mortgage-backed securities earn interest at a blended rate of 8.52% of the face value less the unamortized discount. As of September 30, 2004, the securities were carried at a fair value of $250,564,000, reflecting a $1,730,000 unrealized gain to their amortized cost.

During the nine months ended September 30, 2004, we purchased or originated two property mezzanine loans for $24,300,000 and 56 B Notes for $342,687,000, received partial repayments on 27 loans totaling $11,559,000 and one mortgage loan, one property mezzanine loan and seven B Notes totaling $48,705,000 were satisfied and repaid. At September 30, 2004, we had outstanding loans receivable totaling approximately $490.2 million.

At September 30, 2004, we had 63 performing loans receivable with a current carrying value of $487,193,000. One of the loans for $48,738,000 bears interest at a fixed rate of interest of 11.82%. The 62 remaining loans, totaling $438,455,000, bear interest at a variable rate of interest averaging LIBOR plus 4.75% (6.55% at September 30, 2004). One mortgage loan receivable with an original principal balance of $8,000,000 reached maturity on July 15, 2001 and has not been repaid with respect to principal and interest. In December 2002, the loan was written down to $4,000,000 through a charge to the allowance for possible credit losses. Since the write-down, we have received proceeds of $962,000 reducing the carrying value of the loan to $3,038,000. In accordance with our policy for revenue recognition, income recognition has been suspended on this loan and for the nine months ended September 30, 2004, $684,000 of potential interest income has not been recorded. All other loans are performing in accordance with their terms.

At September 30, 2004, we had investments in Funds of $19,312,000, including $5,823,000 of unamortized costs that were capitalized in connection with entering into our venture agreement with Citigroup Alternative Investments LLC and the commencement of the related fund management business. These costs are being amortized over the lives of the Funds and the venture agreement and are reflected as a reduction in income/(loss) from equity investments in Funds.

We utilize borrowings under a committed credit facility, along with repurchase obligations, to finance our balance sheet assets and we recently utilized CDOs as a source of financing for the first time in connection with the CDO-1 transaction.

At September 30, 2004, we had $29,000,000 of outstanding borrowings under our $150.0 million credit facility, of which $45.5 million of the remaining $121.0 million of available credit may be borrowed without the need to pledge additional collateral assets. We believe that this source of liquidity, along with the available borrowings under master repurchase agreements in place, provides us with adequate liquidity for our short-term needs over the next 12-month period. The credit facility provides for advances to fund lender-approved loans and investments made by us. Borrowings under the credit facility are secured by pledges of assets owned by us. Borrowings under the credit facility bear interest at specified spreads over LIBOR, which spreads vary based upon the perceived risk of the pledged assets. The credit facility provides for margin calls on asset-specific borrowings in the event of asset quality and/or market value deterioration as determined under the credit facility. The credit facility contains customary representations and warranties, covenants and conditions and events of default. Based upon borrowings in place at September 30, 2004, the effective interest rate on the credit facility was LIBOR plus 1.53% (3.37% at September 30, 2004). As of September 30, 2004, we had capitalized costs of $694,000 that are being amortized over the remaining life of the facility (9.5 months at September 30, 2004). After amortizing these costs to interest expense, the all-in effective borrowing cost on the facility as of September 30, 2004 was 6.41% based upon the amount currently outstanding on the credit facility.

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

On August 17, 2004, we entered into a repurchase obligation with an existing counterparty, pursuant to the terms of a master repurchase agreement that allows us to incur $50.0 million of repurchase obligations to finance specific assets. Through September 30, 2004, the master repurchase agreement has been utilized to finance ten loans. At September 30, 2004, we have sold loans with a book and market value of $33,181,000 and have a liability to repurchase these assets for $21,155,000. The master repurchase agreement terminates on September 1, 2007, and bears interest at specified rates over LIBOR based upon each asset included in the obligation.

At September 30, 2004, we had total outstanding repurchase obligations of $178,033,000. Based upon advances in place at September 30, 2004, the blended rate on the repurchase obligations is LIBOR plus 0.99% (2.83% at September 30, 2004). We had capitalized costs of $327,000 as of September 30, 2004, which are being amortized over the remaining lives of the repurchase obligations. After amortizing these costs to interest expense based upon the amount currently outstanding on the repurchase obligations, the all-in effective borrowing cost on the repurchase obligations as of September 30, 2004 was 2.93%. We expect to enter into new repurchase obligations at their maturity or settle the repurchase obligations with the proceeds from the repayment of the underlying financed asset.

On July 20, 2004, CDO-1 issued six tranches of investment grade CDOs to third party investors in the CDO-1 transaction described under "Recent Developments" above. In the transaction, CDO-1 issued secured investment grade rated CDOs with a principal amount of $252,798,000, and we purchased through another wholly-owned subsidiary the four remaining tranches of unrated and below investment grade rated CDOs and the equity interests issued by CDO-1. CDO-1 holds assets, consisting of loans, CMBS and cash totaling $324,074,000, which serves as collateral for the CDOs. The six investment grade tranches were issued with floating rate coupons with a combined weighted average rate of LIBOR + 0.62% (2.43% at September 30, 2004) and have a remaining maturity of 4.8 years as of September 30, 2004. The Company incurred $5,507,000 of issuance costs which will be amortized on a level yield basis over the average life of CDO-1. CDO-1 was structured to match fund the cash flows from a significant portion of our existing and newly acquired B notes, mezzanine loans and CMBS. For accounting purposes, CDO-1 is consolidated in our financial statements. The six investment grade tranches are treated as a secured financing, and are non-recourse to us.

Proceeds from the sale of the six investment grade tranches issued by CDO-1 were used to purchase a $251.2 million portfolio of B notes and mezzanine loans from a third party which are held as collateral in CDO-1. The $72.9 million remaining assets pledged as collateral in CDO-1 were contributed from our existing portfolio of loans and CMBS.

We were party to two cash flow interest rate swaps with a total notional value of $109 million as of September 30, 2004. These cash flow interest rate swaps effectively convert floating rate debt to fixed rate debt, which is utilized to finance assets that earn interest at fixed rates. We receive a rate equal to LIBOR (1.84% at September 30, 2004) and pay an average rate of 4.24%. The market value of the swaps at September 30, 2004 was a liability of $734,000, which is recorded as interest rate hedge liabilities and as an offset to accumulated other comprehensive gain/(loss) on our balance sheet.

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

As of September 30, 2004, all of the $92,524,000 aggregate principal amount of our convertible junior subordinated debentures outstanding at June 30, 2004 have been converted to class A common stock. Certain holders converted $44,871,000 of the principal amount due on the convertible junior subordinated debentures in connection with the closing of our public offering of class A common stock on July 28, 2004. On September 29, 2004, following our issuance of a notice of redemption to be effected on September 30, 2004, the holders of the remaining $44,871,000 of the step up convertible junior subordinated debentures outstanding converted the entire principal amount due thereon into 2,136,711 shares of our class A common stock at a conversion price of approximately $21.00 per share.

In 2000, we announced an open market share repurchase program under which we may purchase, from time to time, up to 666,667 shares of our class A common stock. Since that time the authorization has been increased by the board of directors to purchase cumulatively up to 2,366,923 shares of class A common stock. In September 30, 2004 we had 666,339 shares remaining authorized for repurchase under the program.


At September 30, 2004, we had 15,050,317 shares of our class A common stock outstanding.

Investment Management Overview

We operated principally as a balance sheet investor until the start of our investment management business in March 2000 when we entered into a venture with affiliates of Citigroup Alternative Investments to co-sponsor and invest capital in a series of commercial real estate mezzanine investment funds managed by us. Pursuant to the venture agreement, we have co-sponsored with Citigroup Alternative Investments Fund I, Fund II and Fund III. We have capitalized costs of $5,823,000, net, from the formation of the venture and the Funds that are being amortized over the remaining anticipated lives of the Funds and the related venture agreement.

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

Fund II had its initial closing on equity commitments on April 9, 2001 and its final closing on August 7, 2001, ultimately raising $845.2 million of total equity commitments, including $49.7 million (5.9%) from us and $198.9 million (23.5%) from Citigroup Alternative Investments. Third-party private equity investors, including public and corporate pension plans, endowment funds, financial institutions and high net worth individuals, made the balance of the equity commitments. During its two-year investment period, which expired on April 9, 2003, Fund II invested $1.2 billion in 40 separate transactions. Fund II utilizes leverage to increase its return on equity, with a target debt-to-equity ratio of 2:1. Total capital calls during the investment period were $329.0 million. CT Investment Management Co. LLC, our wholly-owned taxable REIT subsidiary, acts as the investment manager to Fund II and receives 100% of the base management fees paid by the fund. As of April 9, 2003, the end of the Fund II investment period, CT Investment Management Co. began earning annual base management fees of 1.287% of invested capital. Based upon Fund II's invested capital at September 30, 2004, the date upon which the calculation for the next quarter is based, CT Investment Management Co. will earn base management fees of $318,000 for the quarter ending December 31, 2004.

We and Citigroup Alternative Investments, through our collective ownership of the general partner, are also entitled to receive incentive management fees from Fund II if the return on invested equity is in excess of 10% after all invested capital has been returned. The Fund II incentive management fees are split equally between Citigroup Alternative Investments and us. We will pay 25% of our share of the Fund II incentive management fees as long-term incentive compensation to our employees. No such incentive fees have been earned at September 30, 2004 and as such, no amount has been accrued as income for such potential fees in our financial statements. The amount of incentive fees to be received in the future will depend upon a number of factors, including the level of interest rates and the fund's ability to generate returns in excess of 10%, which is in turn impacted by the duration and ultimate performance of the fund's assets. Potential incentive fees received as Fund II winds down could result in significant additional income from operations in certain periods during which such payments can be recorded as income. If Fund II's assets were sold and liabilities were settled on October 1, 2004 at the recorded book value, net of the allowance for possible credit losses, and the fund's equity and income were distributed, we would record approximately $8.0 million of gross incentive fees.

We do not anticipate making any additional equity contributions to Fund II or its general partner. Our net investment in Fund II and its general partner at September 30, 2004 was $7.2 million. As of September 30, 2004, Fund II had 14 outstanding loans and investments totaling $253.6 million, all of which were performing in accordance with the terms of their agreements.

On June 2, 2003, Fund III effected its initial closing on equity commitments and on August 8, 2003, its final closing, raising a total of $425.0 million in equity commitments. Our equity commitment was $20.0 million (4.7%) and Citigroup Alternative Investments' equity commitment was $80.0 million (18.8%), with the balance made by third-party private equity investors. From the initial closing through September 30, 2004, we have made equity investments in Fund III of $6,300,000. As of September 30, 2004, Fund III had fifteen outstanding loans and investments totaling $431.9 million, all of which were performing in accordance with the terms of their agreements.

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

Three and Nine months Ended September 30, 2004 Compared to Three and Nine months Ended September 30, 2003

We reported net income of $5,864,000 for the three months ended September 30, 2004, an increase of $1,078,000 from the net income of $4,786,000 for the three months ended September 30, 2003. We reported net income of $12,486,000 for the nine months ended September 30, 2004, an increase of $2,569,000 from the net income of $9,917,000 for the nine months ended September 30, 2003. These increases were primarily the result of an increase in net interest income from loans and other investments. In 2004, we raised significant new capital and financed our business more efficiently through the CDO-1 transaction. As a result, debt costs as a percentage of interest income have decreased. The significance of the more efficient financing is further demonstrated when a $2,437,000 prepayment penalty which was collected in 2003 is eliminated from interest income for comparison purposes.

Interest and related income from loans and other investments amounted to $31,169,000 for the nine months ended September 30, 2004, an increase of $1,576,000 from the $29,593,000 amount for the nine months ended September

30, 2003. Average interest-earning assets increased from approximately $358.3 million for the nine months ended September 30, 2003 to approximately $479.0 million for the nine months ended September 30, 2004. The average interest rate earned on such assets decreased from 11.0% for the nine months ended September 30, 2003 to 8.7% for the nine months ended September 30, 2004. During the nine months ended September 30, 2003, we recognized $2,804,000 in additional income on the early repayment of loans. Without this additional interest income, the average earning rate for the 2003 period would have been 9.9%. The decrease in rates that occurred was due to the repayment of two fixed rates loans (which earned interest at rates in excess of the portfolio average), a change in the mix of our investment portfolio to include lower risk B Notes in 2004 (which generally carry lower interest rates than mezzanine loans and can be financed at lower rates) and a general decrease in spreads being obtained on newly originated investments while average LIBOR rates remained comparable between periods.

Interest and related income from loans and other investments amounted to $12,979,000 for the three months ended September 30, 2004, a increase of $1,152,000 from the $11,827,000 amount for the three months ended September 30, 2003. Average interest-earning assets increased from approximately $369.4 million for the three months ended September 30, 2003 to approximately $638.6 million for the three months ended September 30, 2004. The average interest rate earned on such assets decreased from 12.6% for the three months ended September 30, 2003 to 8.1% for the three months ended September 30, 2004. During the three months ended September 30, 2003, we recognized $2,437,000 in additional income on the early repayment of loans. Without this additional interest income, the average earning rate for the 2003 period would have been 10.0%. The decrease in rates, in spite of an increase in average LIBOR of 0.5% over the comparable periods was again due to the repayment of two fixed rate loans, a change in the mix of our investment portfolio to include lower risk B Notes in 2004 and a general decrease in spreads being obtained on newly originated investments.

We utilize our existing credit facility and repurchase obligations to finance our interest-earning assets.

Interest and related expenses on secured debt amounted to $8,848,000 for the nine months ended September 30, 2004, an increase of $1,479,000 from the $7,369,000 amount for the nine months ended September 30, 2003. The increase in expense was due to an increase in the amount of average interest-bearing liabilities outstanding from approximately $206.1 million for the nine months ended September 30, 2003 to approximately $281.9 million for the nine months ended September 30, 2004, offset by a decrease in the average rate paid on interest-bearing liabilities from 4.8% to 4.2% for the same periods. The decrease in the average rate is substantially due to the use of collateralized debt obligations to finance a large portion of the portfolio at lower rates than the credit facility and term redeemable securities contract.

Interest and related expenses on secured debt amounted to $3,758,000 for the three months ended September 30, 2004, an increase of $1,142,000 from the $2,616,000 amount for the three months ended September 30, 2003. The increase in expense was due to an increase in the amount of average interest-bearing liabilities outstanding from approximately $207.2 million for the nine months ended September 30, 2003 to approximately $412.4 million for the nine months ended September 30, 2004, offset by a decrease in the average rate paid on interest-bearing liabilities from 5.0% to 3.6% for the same periods. The decrease in the average rate is substantially due to the use of collateralized debt obligations to finance a large portion of the portfolio at lower rates than the credit facility, which was partially offset by an increase in average LIBOR.

We also utilized the convertible junior subordinated debentures to finance our interest-earning assets. During the three months ended September 30, 2004 and 2003, we recognized $1,552,000 and $2,433,000, respectively, of expenses related to the convertible junior subordinated debentures, and during the nine months ended September 30, 2004 and 2003, we recognized $6,417,000 and $7,298,000, respectively, of expenses related to the convertible junior subordinated debentures. The decrease in both period results from the conversion of one half of the principal amount due on debentures into common stock on July 22, 2004 as the other terms of the debentures were the same in both periods.

Other revenues decreased $530,000 from $2,760,000 for the three months ended September 30, 2003 to $2,230,000 for the three months ended September 30, 2004. The decrease in other revenues is primarily the result of decrease in the earnings and management fees from Fund II, due to lower levels of investment in 2004 as the fund winds down.

Other revenues increased $562,000 from $6,924,000 for the nine months ended September 30, 2003 to $7,486,000 for the nine months ended September 30, 2004. The increase is primarily due to the management fees received from Fund III in 2004, as Fund III did not commence its investment period until June 2003, and the recognition of a

$300,000 gain on the sale of available-for-sale securities. This was partially offset by a decrease in the earnings and management fees from Fund II, due to lower levels of investment in 2004 as the fund winds down

General and administrative expenses increased $186,000 to $3,990,000 for the three months ended September 30, 2004 from $3,804,000 for the three months ended September 30, 2003. The increase in general and administrative expenses was primarily due to the additional expenses related to the services provided in the proposed outsourced services agreement with GRO.

General and administrative expenses decreased $415,000 to $10,082,000 for the nine months ended September 30, 2004 from $10,497,000 for the nine months ended September 30, 2003. The decrease in general and administrative expenses was primarily due to reduced employee compensation offset by additional expenses related to the services provided in the proposed GRO agreement.

We have made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal income tax. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates. We may also be subject to certain state and local taxes on our income and property. Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income. At September 30, 2004, we were in compliance with all REIT requirements and as such, have only provided for income tax expense on taxable income attributed to our taxable REIT subsidiaries during the three months ended September 30, 2004.

Liquidity and Capital Resources

At September 30, 2004, we had $7,963,000 in cash. Our primary sources of liquidity for the remainder of 2004 are expected to be cash on hand, cash generated from operations, principal and interest payments received on loans and investments, and additional borrowings under our credit facility, CDOs and repurchase obligations. We believe these sources of capital are adequate to meet future cash requirements for the remainder of 2004. We expect that during 2004, we will use a significant amount of our available capital resources to satisfy capital contributions required pursuant to our equity commitments to Fund III and to originate or purchase new loans and investments for our balance sheet. We intend to continue to employ leverage on our balance sheet assets to enhance our return on equity.

We experienced a net decrease in cash of $775,000 during the nine months ended September 30, 2004, compared to a net decrease of $7,000 during the nine months ended September 30, 2003. Cash provided by operating activities during the nine months ended September 30, 2004 was $4,322,000, compared to $10,524,000 during the same period of 2003. For the nine months ended September 30, 2004, cash used in investing activities was $346,759,000, compared to cash provided of $12,766,000 during the same period in 2003. The change was primarily due our new loan and investment activity totaling $426.5 million for the nine months ended September 30, 2004, a large percentage of which came from our purchase of a $251.2 million portfolio of loans from GMAC Commercial Mortgage Corporation in connection with the CDO-1 transaction. We financed the new investment activity with additional borrowings under our credit facility, repurchase obligations and the CDOs issued in the CDO-1 transaction. This along with the cash received from our direct public offering to Berkley and public offering we closed on July 28, 2004 accounted for substantially all of the change in the net cash activity from financing activities.

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

At September 30, 2004, we had outstanding borrowings under our credit facility of $29,000,000, and outstanding repurchase obligations totaling $178,033,000. The terms of these agreements are described above under the caption "Balance Sheet Overview". At September 30, 2004, we had pledged assets that enable us to borrow an additional $66.7 million and had $318.8 million of credit available for the financing of new and existing unpledged assets pursuant to these sources of financing.

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

Note on Forward-Looking Statements

Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Section 21E of the Securities and Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, our current business plan, business and investment strategy and portfolio management. These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes" and "scheduled" and similar expressions. Our actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Important factors that we believe might cause actual results to differ from any results expressed or implied by these forward-looking statements are discussed in the cautionary statements contained in Exhibit 99.1 to this Form 10-Q (filed as Exhibit 99.1 to our Quarterly Report on Form 10-Q, filed on August 16, 2004 and incorporated therein by reference), which are incorporated herein by reference. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates at September 30, 2004. For financial assets and debt obligations, the table presents cash flows to the expected maturity and weighted average interest rates based upon the current carrying values. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on rates in effect as of the reporting date.


                                                                Expected Maturity Dates
                              -----------------------------------------------------------------------------------------------------
                                2004        2005        2006         2007        2008       Thereafter     Total       Fair Value
                                                                (dollars in thousands)
Assets:
Commercial
  Mortgage-backed
  Securities
   Fixed Rate                    --          --      $  7,811      $   135     $   1,420    $ 201,146      $ 210,512   $ 191,020
      Average interest
       rate                      --          --         9.40%        7.62%         7.61%        9.56%          9.53%

   Variable Rate             $     36    $    278    $  6,677      $ 3,878     $  39,833    $  10,579      $  61,281   $  59,544
      Average interest
       rate                     5.15%       5.15%       5.15%        5.15%         4.64%        8.34%          5.01%

Loans receivable
   Fixed Rate                    --          --          --           --            --      $  48,738      $  48,738   $  56,620
      Average interest
       rate                      --          --          --           --            --         11.82%         11.82%

   Variable Rate             $  41,343   $ 87,320     $163,352     $59,052     $  62,647    $  26,119      $ 439,833   $ 442,359
      Average interest
       rate                     6.15%       6.23%        6.37%       6.69%         7.11%        7.08%          6.51%


Liabilities:
Credit Facility
   Variable Rate                 --      $ 29,000        --           --            --           --        $  29,000   $  29,000
      Average interest
       rate                      --         6.41%        --           --            --           --            6.41%

Repurchase obligations
   Variable Rate                 --      $126,086     $ 30,792     $21,155          --           --        $ 178,033   $ 178,033
      Average interest
       rate                      --         2.78%        3.03%       3.65%          --           --            2.93%

Collateralized
 debt obligations
   Fixed Rate                    --          --          --           --       $  88,964    $ 163,814      $ 252,778   $ 252,778
      Average interest
       rate                      --          --          --           --           2.63%       2.97%           2.85%

Interest rate swaps
     Notional amounts            --          --          --           --            --      $ 109,000      $ 109,000   $   (734)
     Average fixed pay rate      --          --          --           --            --         4.24%           4.24%
     Average variable
      receive rate               --          --          --           --            --         1.84%           1.84%


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

                 None

ITEM 5:  Other Information

                 None

ITEM 6:  Exhibits and Reports on Form 8-K

(a)   Exhibits

     3.1 Charter of Capital Trust, Inc. (filed as Exhibit 3.1.a to the Company's Current Report on Form 8-K (File No. 1-14788) filed on April 2, 2003 and incorporated herein by reference).

     3.2    Amended and Restated Bylaws of Capital Trust, Inc. (filed as Exhibit
            3.2 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on January 29, 1999 and incorporated herein by reference).

     3.3 First Amendment to Amended and Restated Bylaws of Capital Trust, Inc. (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q (File No. 1-14788), filed on August 16, 2004 and incorporated herein by reference).

  o 10.1 Master Loan Repurchase Facility, dated as of August 17, 2004, by and between Goldman Sachs Mortgage Company and Capital Trust, Inc.

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

    99.1 Risk Factors (filed as Exhibit 99.1 to our Quarterly Report on Form 10-Q (File No. 1-14788), filed on August 16, 2004 and incorporated herein by reference).


       o    Filed herewith.


   (b) Reports on Form 8-K

      During the fiscal quarter ended September 30, 2004, we filed the following Current Reports on Form 8-K:

      (1) Current Report on Form 8-K, dated July 23, 2004, as filed with the SEC on July 23, 2004, reporting under Item 9 "Regulation FD Disclosure" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits" our entering into an underwriting agreement with Morgan Stanley & Co., Incorporated, Bear Stearns & Co. Inc., Jefferies & Company, Inc. and JMP Securities LLC, as representatives of the several underwriters named therein, for the sale of shares of our common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CAPITAL TRUST, INC.



November 3, 2004                          /s/ John R. Klopp
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