Form 10-K
period 2004-12-31
CAPITAL TRUST INC
filed 2005-03-10
CIK 1061630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition period from               to
                                        -------------    ---------------

Commission File Number 1-14788

                               Capital Trust, Inc.
             (Exact name of registrant as specified in its charter)

                  Maryland                                      94-6181186
                  --------                                      ----------
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

410 Park Avenue, 14th Floor, New York, NY                          10022
------------------------------------------                         -----
       (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:           (212) 655-0220
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
                                               Yes    X             No
                                                    -----              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                               Yes    X             No
                                                    -----              ---

                                  MARKET VALUE
                                  ------------

The aggregate market value of the outstanding class A common stock held by non-affiliates of the registrant was approximately $158,175,000 as of June 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.

                                OUTSTANDING STOCK
                                -----------------

As of March 4, 2005 there were 15,107,556 outstanding shares of class A common stock. The class A common stock is listed on the New York Stock Exchange (trading symbol "CT"). Trading is reported in many newspapers as "CapTr".

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

-------------------------------------------------------------------------------

                               CAPITAL TRUST, INC.
------------------------------------------------------------------------------

PART I
------------------------------------------------------------------------------

                                                                                      PAGE

Item 1.           Business                                                               1
Item 2.           Properties                                                             7
Item 3.           Legal Proceedings                                                      7
Item 4.           Submission of Matters to a Vote of Security Holders                    7
------------------------------------------------------------------------------

PART II
------------------------------------------------------------------------------

Item 5.           Market for the Registrant's Common Equity, Related Stockholder
                           Matters and Issuer Purchases of Equity Securities             8
Item 6.           Selected Financial Data                                                9
Item 7.           Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                        10
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk            22
Item 8.           Financial Statements and Supplementary Data                           23
Item 9.           Changes in and Disagreements with Accountants on Accounting
                           and Financial Disclosure                                     23
Item 9A.          Controls and Procedures                                               23
Item 9B.          Other Information                                                     23
------------------------------------------------------------------------------

PART III
------------------------------------------------------------------------------

Item 10.          Directors and Executive Officers of the Registrant                    24
Item 11.          Executive Compensation                                                24
Item 12.          Security Ownership of Certain Beneficial Owners and Management
                           and Related Stockholder Matters                              24
Item 13.          Certain Relationships and Related Transactions                        24
Item 14.          Principal Accounting Fees and Services                                24
------------------------------------------------------------------------------

PART IV
------------------------------------------------------------------------------

Item 15.          Exhibits, Financial Statement Schedules                               26
------------------------------------------------------------------------------

Signatures                                                                              29

Index to Consolidated Financial Statements                                             F-1

                                     PART I
------------------------------------------------------------------------------

Item 1.           Business
------------------------------------------------------------------------------

Overview

We are a fully integrated, self-managed finance and investment management company that specializes in credit-sensitive structured financial products. To date, our investment programs have focused on loans and securities backed by income-producing commercial real estate assets. From the commencement of our finance business in 1997 through December 31, 2004, we have completed over $4.3 billion of real estate-related investments both directly and on behalf of our managed funds. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes.

Currently, we make balance sheet investments for our own account and manage a series of private equity funds on behalf of institutional and individual investors. Since we commenced our investment management business in March 2000, we have co-sponsored three funds: CT Mezzanine Partners I LLC, CT Mezzanine Partners II LP and CT Mezzanine Partners III, Inc., which we refer to as Fund I, Fund II and Fund III, respectively.

Developments during Fiscal Year 2004

On May 11, 2004, we closed on the initial tranche of a direct public offering to designated controlled affiliates of W. R. Berkley Corporation, which we refer to as Berkley. We issued 1,310,000 shares of our class A common stock and stock purchase warrants to purchase 365,000 shares of our class A common stock for a total purchase price of $30.7 million. On June 21, 2004, we closed on the second tranche of the direct public offering and issued an additional 325,000 shares of our class A common stock for a total purchase price of $7.6 million. The warrants to purchase 365,000 shares of our class A common stock, which were set to expire on December 31, 2004, were exercised on September 13, 2004 for a total purchase price of $8.5 million. Pursuant to a director designation right granted to Berkley in the transaction, we appointed Joshua A. Polan to our board of directors.

In June and July of 2004, CT Investment Management Co. LLC, our wholly-owned investment management subsidiary, was approved as a Special Servicer by Fitch Ratings, Standard & Poor's and Moody's Investors Service. These approvals allow CT Investment Management Co. to act as a named Special Servicer for CMBS and B
Note investments. As Special Servicer, we believe CT Investment Management Co. will be able to increase the control it has in managing certain portions of our portfolio while potentially generating additional fee income. Approval from the rating agencies was based upon, among other things, our experience in managing and working out problem assets, our established asset management policies and procedures and our technology systems. We believe our ability to be a Special Servicer improves the asset management of our existing portfolio, and facilitates our plan to increase our CMBS and B Note investment activity.

On July 20, 2004, we closed a $320.8 million issue of collateralized debt obligations, commonly known as CDOs, which were privately offered to institutional investors. In connection with the issuance of the CDOs, we closed on the following related transactions, which together we call the CDO-1 transaction:

     o we purchased a $251.2 million portfolio of 40 floating rate B Notes and one mezzanine loan from GMAC Commercial Mortgage Corporation;
     o we contributed those assets, along with $72.9 million of B Notes, mezzanine loans and subordinate CMBS from our own balance sheet, to Capital Trust RE CDO 2004-1 Ltd., our consolidated wholly-owned subsidiary that we refer to as CDO-1;
     o CDO-1 issued $320.8 million of floating rate CDOs secured by the assets contributed to it;
     o CDO-1 sold all of the $252.8 million of CDOs that are rated investment grade to third-party investors; and
     o we acquired and retained all of the $68.1 million of unrated and below investment grade rated CDOs in addition to all of CDO-1's $3.2 million of equity.

We consolidate CDO-1 into our financial statements, with the entity's investments shown as loans receivable and the investment grade notes held by third-parties shown as direct liabilities on our balance sheet. As a result of the CDO-1 transaction, our balance sheet assets increased by $251.2 million and we recorded $252.8 million of CDOs as liabilities at the time of the closing.

The CDO-1 transaction provided us with a number of significant benefits including:

     o    increased our balance sheet interest earning assets by $251.2 million;
     o created long-term, non-recourse financing at an all-in borrowing cost that is significantly lower than our pre-existing sources of debt capital;
     o obtained long-term, floating rate financing that matches both the interest rate index and duration of our assets;
     o extended the useful life of the financing through a four year reinvestment period during which principal proceeds from the initial CDO assets can be reinvested in qualifying replacement assets; and
     o established us as a CDO issuer and collateral manager, which we believe will facilitate our issuance of additional CDOs in the future.

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

On September  29, 2004,  following  our issuance of a notice of redemption to be effected on September 30, 2004, the external holders of the remaining $44,871,000 principal amount of our step up convertible junior subordinated debentures outstanding converted the entire principal amount due thereon into 2,136,711 shares of our class A common stock at a conversion price of approximately $21.00 per share.

We have entered into a contract to obtain certain outsourced services from Global Realty Outsourcing, Inc., which we refer to as GRO, a company in which we have an equity investment and on whose board of directors our president and chief executive officer serves. Pursuant to the contract, GRO provides sixteen dedicated employees to assist us in monitoring assets and evaluating potential investments, fifteen of whom are located in Chennai, India. GRO began performing these services for us in April 2004 in advance of concluding negotiation of the definitive agreement.

Platform

We are a fully integrated, self-managed company that has 24 full-time employees based in New York City. Our senior management team has an average of 19 years of experience in the fields of real estate, credit, capital markets and structured finance. Around this team of professionals, we have developed an entire platform to originate and manage portfolios of credit-sensitive structured products. Founded on our long-standing relationships with borrowers, brokers and first mortgage providers, our extensive origination network produces multiple investment opportunities from which we select only those transactions that we believe exhibit a compelling risk/return profile. Once a transaction that meets our parameters is identified, we apply a disciplined process founded on four elements:

     o    intense credit underwriting;

     o    creative financial structuring;

     o    efficient use of leverage; and

     o    aggressive asset management.

The first element, and the foundation of our past and future success, is our expertise in credit underwriting. For each prospective investment, an in-house underwriting team is assigned to perform a ground-up analysis of all aspects of credit risk. Our rigorous underwriting process is embodied in our proprietary credit policies and procedures that detail the due diligence steps from initial client contact through closing. Input and approval is required from our finance, capital markets, credit and legal teams, as well as from various third-parties including our credit providers.

Creative financial structuring is the second critical element in our process. Based upon our underwriting, we strive to create a customized structure for each investment that has the necessary real estate credit, interest rate and other applicable protections while meeting the varying needs of our borrowers and partners. We believe our demonstrated ability to structure solutions for our customers gives us a distinct competitive advantage in our market place.

The prudent use of leverage is the third integral element of our platform. Leverage can increase returns on equity and enhance portfolio diversification, but can also increase risk. We control this financial risk by actively managing our capital structure, seeking to match the duration and interest rate index of our assets and liabilities and, where appropriate, employing hedging instruments such as interest rate swaps, caps and other interest rate exchange agreements. Our objective is to minimize interest rate risk and optimize the difference between the yield on our assets and the cost of our liabilities to create net interest spread. To achieve our objectives, we pursue innovative debt financing alternatives, such as our use of collateralized debt obligations to finance our balance sheet investments.

The final element of our platform is aggressive asset management. We pride ourselves on our active style of managing our portfolios. From closing an investment through its final repayment, our dedicated asset management team is in constant contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. Our designation as a rated Special Servicer will allow us to exercise more direct control over certain of our CMBS and B Note investments.

By adhering to these four key elements that define our platform, from July 1997 through December 31, 2004, we have originated over $4.3 billion of real estate-related investments, both directly and on behalf of our managed funds, and limited the loss experience of our investment portfolios to less than 1.0%.

Business Model

Our business model is designed to produce a unique mix of net interest spread from our balance sheet investments and fee income from our investment management operations. Our goal is to deliver a stable, growing stream of earnings from these two complementary activities.

Our current balance sheet investment program focuses on structured commercial real estate debt investments, including B Notes, subordinate CMBS, and small-balance (under $15 million) mezzanine loans. As of December 31, 2004, our interest-earning balance sheet assets (excluding cash, fund investments and other assets) totaled $803.9 million and had a weighted-average unleveraged yield of 7.9%. Our interest-bearing liabilities as of that date totaled $543.0 million and had a weighted-average interest rate cost of 3.7%.

We currently manage two private equity funds, CT Mezzanine Partners II LP and CT Mezzanine Partners III, Inc. Both funds were formed to specialize in making large-balance commercial real estate mezzanine loans. Fund II made $1.2 billion of investments in 40 separate transactions during its contractual investment period that commenced in April 2001 and ended in April 2003. As of December 31, 2004, Fund II's remaining investments aggregate $131.9 million, all of which were performing. Fund III held its initial closing in June 2003 and its final closing in August 2003, raising a total of $425 million of committed equity capital. With leverage, we have the capacity to make over $1 billion of investments during Fund III's investment period, which expires in June of 2005. Through December 31, 2004, Fund III has made approximately $800 million of investments, of which $602.4 million remains outstanding as of December 31, 2004. We have made co-investments in Fund II and Fund III, and our wholly-owned taxable REIT subsidiary, CT Investment Management Co., serves as the manager to both funds. In addition to our pro-rata share of income as a co-investor, we earn base management fees and performance-oriented incentive management fees from each fund. We allocate commercial real estate investment opportunities to Fund III that meet the fund's duration, size and leveraged return parameters. Our investment management activities are described further under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations".

We operate our business to qualify as a REIT for federal income tax purposes. Our primary objective in deciding to elect REIT status was to pay dividends to our shareholders on a tax-efficient basis. We manage our balance sheet investments to produce a portfolio that meets the asset and income tests necessary to maintain our REIT qualification and otherwise conduct our investment management business through our wholly-owned subsidiary, CT Investment Management Co., which is subject to federal income tax.

Investment Strategies

Since 1997, our investment programs have focused on various strategies designed to take advantage of investment opportunities that have developed in the commercial real estate mezzanine sector. These investment opportunities have been created largely by the evolution and growing importance of securitization in the real estate capital markets. With approximately $2.1 trillion outstanding as of 2003, U.S. commercial real estate debt is a large and dynamic market that had traditionally been dominated by institutional lenders such as banks, insurance companies and thrifts making first mortgage loans for retention in their own portfolios. Securitized debt has captured an increasing share of this market, growing from less than 5% of the total amount outstanding in 1993 to approximately 18% by year-end 2003. More importantly, according to industry estimates, CMBS now accounts for roughly 40-50% of annual new originations, with domestic CMBS issuance in 2004 exceeding $93 billion. In addition, many traditional lenders have adopted CMBS standards in their portfolio lending programs, further extending the influence of securitization in the market.

The essence of securitization is risk segmentation, whereby whole mortgage loans (or pools of loans) are split into multiple classes and sold to different buyers based on their risk tolerance and return requirements. The most senior classes, which have the lowest risk and therefore the lowest return, are rated investment grade (AAA through BBB-) by the credit rating agencies. Debt that is subordinate to these investment grade classes is either sold as securities rated below investment grade or outside the securitized pools as individual property or portfolio specific loans. In either case, these investments are subordinate to the senior debt but senior to the owner/operator's common equity investment and command a higher yield than the senior indebtedness. These "mezzanine" tranches may carry sub-investment grade ratings or no rating at all.

Depending on our assessment of relative value, our real estate investments may take a variety of forms including:

     o Property Mezzanine Loans -- These are secured property loans that are subordinate to a first mortgage loan, but senior to the owner's equity. A mezzanine loan is evidenced by its own promissory note and is typically made to the owner of the property-owning entity, which is typically the senior loan borrower. It is not secured by the first mortgage on the property, but by a pledge of the mezzanine borrower's ownership interest in the property-owning entity. Subject to negotiated contractual restrictions, the mezzanine lender has the right, following foreclosure, to become the sole indirect owner of the property, subject to the lien of the first mortgage.

     o B Notes -- These are loans evidenced by a junior participation in a first mortgage against one or more properties; the senior participation is known as an A Note. Although a B Note may be evidenced by its own promissory note, it shares a single borrower and mortgage with the A Note and is secured by the same collateral. B Note lenders have the same obligations, collateral and borrower as the A Note lender and in most instances are contractually limited in rights and remedies in the case of a default. The B Note is subordinate to the A Note by virtue of a contractual arrangement between the A Note lender and the B Note lender. For the B Note lender to actively pursue a full range of remedies, it must, in most instances, purchase the A Note.

     o Subordinate CMBS -- These commercial mortgage-backed securities are the junior classes of securitized pools of multiple first mortgage loans. Cash flows from the underlying mortgages are aggregated and allocated to the different classes in accordance with their priority ranking, typically ranging from the AAA rated through the unrated, first-loss tranche. Administration and management of the pool are performed by a trustee and servicers, who act on behalf of all holders in accordance with contractual agreements. Our investments generally represent the subordinated tranches ranging from the BBB rated through the unrated class.

     o Corporate Mezzanine Loans -- These are investments in or loans to real estate-related operating companies, including REITs. Such investments may take the form of secured debt, preferred stock and other hybrid instruments such as convertible debt. Corporate mezzanine loans may finance, among other things, operations, mergers and acquisitions, management buy-outs, recapitalizations, start-ups and stock buy-backs generally involving real estate and real estate-related entities.

     o First Mortgage Loans -- These are secured property loans evidenced by a first mortgage which is senior to any mezzanine financing and the owner's equity. These loans are typically bridge loans for equity holders who require interim financing until permanent financing can be obtained. Our first mortgage loans are generally not intended to be permanent in nature, but rather are intended to be of a relatively short duration, with extension options as deemed appropriate, and typically require a balloon payment of principal at maturity. We may also originate and fund first mortgage loans in which we intend to sell the senior tranche, thereby creating a property mezzanine loan.

We finance single properties, multiple property portfolios and operating companies, with our investment typically representing the portion of the capital structure ranging between 40% and 85% of underlying collateral value. Our objective is to create portfolios which are diversified by investment format, property type and geographic market. The following charts illustrate the diversification achieved from July 1997 through December 31, 2004 in the origination of our investment portfolios.


                              Geographic Location
                           -------------------------
                           Northeast.............36%
                           Diversified...........19%
                           Southeast.............16%
                           West..................16%
                           Southwest..............8%
                           Midwest................5%


                                 Property Type
                           -------------------------
                           Office................41%
                           Hotel.................20%
                           Retail................17%
                           Mixed Use.............11%
                           Multifamily............8%
                           Other..................3%


                                Investment Type
                           -------------------------
                           Property Mezzanine....51%
                           B Note................16%
                           CMBS..................15%
                           Corporate Mezzanine...10%
                           First Mortgage.........6%
                           Opportunistic..........2%

If carefully underwritten and structured, we believe that portfolios of real estate mezzanine investments can produce superior risk-adjusted returns when compared to both senior debt and direct equity ownership.

Business Plan

Our business strategy is to continue to grow our balance sheet investments and our third-party assets under management. We expect the growth of our business to be driven primarily by the following activities:

     o we will continue to make commercial real estate mezzanine investments for our balance sheet;

     o we will expand our investment management business through additional offerings of subsequent pooled investment vehicles such as the CT Mezzanine Partners funds; and

     o we may pursue other balance sheet and investment management businesses that leverage our core skills in credit underwriting and financial structuring.

Competition

We are engaged in a highly competitive business. We compete for loan and investment opportunities with numerous public and private real estate investment vehicles, including financial institutions, specialty finance companies, mortgage banks, pension funds, opportunity funds, REITs and other institutional investors, as well as individuals. Many competitors are significantly larger than us, have well-established operating histories and may have greater access to capital and other resources and may have other advantages over us. In addition, the investment management industry is highly competitive and there are numerous well-established competitors possessing substantially greater financial, marketing, personnel and other resources than us. We compete with other investment management companies in attracting capital for funds under management.

Government Regulation

Our activities, including the financing of our operations, are subject to a variety of federal and state regulations. In addition, a majority of states have ceilings on interest rates chargeable to certain customers in financing transactions.

Employees

As of December 31, 2004, we had 24 full-time employees. None of our employees are covered by a collective bargaining agreement and management considers the relationship with our employees to be good.

Code of Business Conduct and Ethics and Corporate Governance Documents

We have adopted a code of business conduct and ethics that applies to all of our employees, including our principal executive officer and principal financial and accounting officer. This code of business conduct and ethics is designed to comply with SEC regulations and New York Stock Exchange corporate governance rules related to codes of conduct and ethics and is posted on our corporate website at www.capitaltrust.com. A copy of our code of business conduct and ethics is also available free of charge, upon request directed to Investor Relations, Capital Trust, Inc., 410 Park Avenue, 14th Floor, New York, NY 10022.

Our board of directors created, revised the charter for and/or reconstituted the membership of the audit, compensation and corporate governance committees of the board, effective immediately following our annual meeting of shareholders that was convened and held on June 17, 2004. Our corporate governance guidelines and the committee charters are posted on our corporate website at www.capitaltrust.com.

Website Access to Reports

We maintain a website at www.capitaltrust.com. Effective as of January 1, 2003, through our website, we make available free of charge our annual proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.


------------------------------------------------------------------------------

Item 2.           Properties
------------------------------------------------------------------------------

Our principal executive and administrative offices are located in approximately 11,885 square feet of office space leased at 410 Park Avenue, 14th Floor, New York, New York 10022, our telephone number is (212) 655-0220 and our website address is www.capitaltrust.com. Our lease for office space expires in June 2008. We believe that this office space is suitable for our current operations for the foreseeable future.


------------------------------------------------------------------------------

Item 3.           Legal Proceedings
------------------------------------------------------------------------------

We are not party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.


-----------------------------------------------------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------------------------

We did not submit any matters to a vote of security holders during the fourth quarter of 2004.

                                     PART II
------------------------------------------------------------------------------

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
------------------------------------------------------------------------------

Our class A common stock is listed for trading on the New York Stock Exchange under the symbol "CT." The table below sets forth, for the calendar quarters indicated, the reported high and low sale prices for the class A common stock as reported on the NYSE composite transaction tape and the per share cash dividends declared on the class A common stock.

                                                                              High        Low       Dividend
                                                                              ----        ---       --------
2004
Fourth Quarter...........................................................   $  34.56    $  27.32     $  0.50
Third Quarter............................................................      29.10       23.25        0.45
Second Quarter...........................................................      27.25       22.40        0.45
First Quarter............................................................      26.15       22.50        0.45

2003
Fourth Quarter...........................................................   $  23.40    $  19.71     $  0.45
Third Quarter............................................................      20.99       18.60        0.45
Second Quarter...........................................................      19.62       14.49        0.45
First Quarter............................................................      18.75       13.35        0.45

2002
Fourth Quarter...........................................................   $  15.93    $  12.72        --
Third Quarter............................................................      15.75       13.35        --
Second Quarter...........................................................      15.60       14.10        --
First Quarter............................................................      17.25       15.00        --

The last reported sale price of the class A common stock on March 4, 2005 as reported on the NYSE composite transaction tape was $32.78. As of March 4, 2005, there were 1,306 holders of record of the class A common stock. By including persons holding shares in broker accounts under street names, however, we estimate our shareholder base to be approximately 2,926 as of March 4, 2005.

No dividends were paid on the class A common stock in 2002. With our decision to elect to be taxed as a REIT, we began paying dividends on our class A common stock in the first quarter of 2003.

We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles) to our shareholders so as to comply with the REIT provisions of the Internal Revenue Code. We intend to make dividend distributions quarterly and, if necessary for REIT qualification purposes, we may need to distribute any taxable income remaining after the distribution of the final regular quarterly dividend each year, together with the first regular quarterly dividend payment of the following taxable year or, at our discretion, in a special dividend distributed prior thereto. Our dividend policy is subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend on our taxable income, our financial condition, our maintenance of REIT status and other factors as our board of directors deems relevant. All dividends declared in 2003 and 2004 are ordinary income.

We did not repurchase any of our common stock during the year ended December 31, 2004.

------------------------------------------------------------------------------

Item 6.           Selected Financial Data
------------------------------------------------------------------------------

The following table sets forth selected consolidated financial data, which was derived from our historical consolidated financial statements included in our Annual Reports on Form 10-K for the years then ended.

Certain reclassifications have been made to all periods presented to reflect the application of Financial Accounting Standards Board Interpretation No. 46R on January 1, 2004, following the adoption of which we no longer consolidated CT Convertible Trust I, the entity which had purchased our junior subordinated debentures and issued convertible trust common and preferred securities.

We began to conduct our operations to qualify as a REIT for federal income tax purposes for the 2003 fiscal year, and elected REIT status when we filed our 2003 federal tax return on September 15, 2004. This election resulted in a material reduction of our tax liability for 2004 and 2003. As a result, our income tax expense and net income after tax for 2004 and 2003 will not be comparable to our income tax expense and net income after tax for periods prior to 2003.

You should read the following information together with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included in "Item 8. Financial Statements and Supplementary Data".

                                                                       Years Ended December 31,
                                                     -------------------------------------------------------------
                                                        2004         2003        2002        2001        2000
                                                     ------------ ----------- ----------- ------------------------
 STATEMENT OF OPERATIONS DATA:                                (in thousands, except for per share data)
 REVENUES:
 Interest and investment income...................     $46,639      $38,577     $47,655     $68,200     $88,875
 Income / (loss) from equity investments in
    affiliated Funds..............................       2,407        1,526      (2,534)      2,991       1,530
 Advisory, special servicing and investment banking
    fees..........................................          10           --       2,207         277       3,920
 Gain on sale of investments......................         300           --          --          --          --
 Management and advisory fees from Funds..........       7,853        8,020      10,123       7,664         373
                                                     ------------ ----------- ----------- ------------------------
    Total revenues................................      57,209       48,123      57,451      79,132      94,698
                                                     ------------ ----------- ----------- ------------------------
 OPERATING EXPENSES:
 Interest expense.................................      20,141       19,575      34,184      42,856      52,418
 General and administrative expenses..............      15,229       13,320      13,996      15,382      15,439
 Depreciation and amortization....................       1,100        1,057         992         909         902
 Net unrealized (gain) / loss on derivative
    securities and corresponding hedged risk on CMBS        --           --     (21,134)        542          --
 Net realized (gain) / loss on sale of fixed assets,
    investments and settlement of derivative
    securities....................................          --           --      28,715          --          64
 Unrealized loss on available-for-sale securities
    for other than temporary impairment...........       5,886           --          --          --          --
 Provision for / (recapture of) allowance for
    possible credit losses........................      (6,672)          --      (4,713)        748       5,478
                                                     ------------ ----------- ----------- ------------------------
    Total operating expenses......................      35,684       33,952      52,040      60,437      74,301
                                                     ------------ ----------- ----------- ------------------------
 Income before income tax expense.................      21,525       14,171       5,411      18,695      20,397
 Income tax expense...............................        (451)         646      15,149       9,325      10,636
                                                     ------------ ----------- ----------- ------------------------
 NET INCOME / (LOSS)..............................      21,976       13,525      (9,738)      9,370       9,761
 Less: Preferred stock dividend and
   dividend requirement...........................          --           --          --         606       1,615
                                                     ------------ ----------- ----------- ------------------------
 Net income / (loss) allocable to common stock....     $21,976      $13,525     $(9,738)     $8,764      $8,146
                                                     ============ =========== =========== ========================
 PER SHARE INFORMATION:
 Net income / (loss) per share of common stock:
      Basic.......................................     $  2.17      $  2.27     $ (1.62)    $  1.30     $  1.05
                                                     ============ =========== =========== ========================
      Diluted.....................................     $  2.14      $  2.23     $ (1.62)    $  1.12     $  0.99
                                                     ============ =========== =========== ========================
 Dividends declared per share of common stock.....     $  1.85      $  1.80     $    --      $   --       $  --
                                                     ============ =========== =========== ========================
 Weighted average shares of common stock outstanding:
      Basic.......................................      10,141        5,947       6,009       6,722       7,724
                                                     ============ =========== =========== ========================
      Diluted.....................................      10,277       10,288       6,009      12,041       9,897
                                                     ============ =========== =========== ========================

                                                                          As of December 31,
                                                     -------------------------------------------------------------
                                                        2004         2003        2002        2001        2000
                                                     ------------ ----------- ----------- ------------------------
 BALANCE SHEET DATA:
 Total assets.....................................    $877,766     $399,926    $387,759    $683,451    $649,043
 Total liabilities................................     561,269      303,909     303,703     580,823     490,377
 Shareholders' equity.............................     316,497       96,017      84,056     102,628     158,666

------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------

Introduction

We are a fully integrated, self-managed finance and investment management company that specializes in credit-sensitive structured financial products. To date, our investment programs have focused on loans and securities backed by income-producing commercial real estate assets. From the commencement of our finance business in 1997 through December 31, 2004, we have completed over $4.3 billion of real estate-related investments both directly and on behalf of our managed funds. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes.

Currently, we make balance sheet investments for our own account and manage a series of private equity funds on behalf of institutional and individual investors. Since we commenced our investment management business in March 2000, we have co-sponsored three funds: CT Mezzanine Partners I LLC, CT Mezzanine Partners II LP and CT Mezzanine Partners III, Inc., which we refer to as Fund I, Fund II and Fund III, respectively.

Balance Sheet Overview

At December 31, 2003, we had four investments in Federal Home Loan Mortgage Corporation Gold securities with a face value of $19,146,000. These securities were sold during the second quarter of 2004 resulting in a gain of $300,000 to their amortized cost.

We held 19 investments in 14 separate issues of commercial mortgage-backed securities with an aggregate face value of $271,757,000 at December 31, 2004. During the year ended December 31, 2004, we purchased four investments in three separate issues of commercial mortgage-backed securities. The securities had a face value of $61,293,000 and were purchased at a discount for $59,551,000. During the year ended December 31, 2004, we received full satisfaction of one of the issues purchased in 2003 for $5,000,000 and received amortization payments of $48,000 on one of the issues purchased in 2004. Commercial mortgage-backed securities with a face value of $61,245,000 earn interest at a variable rate, which averages the London Interbank Offered Rate, or LIBOR, plus 2.28% (4.67% at December 31, 2004). The remaining commercial mortgage-backed securities, $210,512,000 face value, earn interest at fixed rates averaging 7.65% of the face value. We purchased the commercial mortgage-backed securities at discounts. As of December 31, 2004, the remaining discount to be amortized into income over the remaining lives of the securities was $22,338,000. At December 31, 2004, with discount amortization, the commercial mortgage-backed securities earn interest at a blended rate of 8.58% of the face value less the unamortized discount. As of December 31, 2004, the securities were carried at fair value of $247,765,000, reflecting a $3,621,000 unrealized gain to their amortized cost.

During the year ended December 31, 2004, we purchased or originated six property mezzanine loans for $77,282,000 and 63 B Notes for $412,420,000, received partial repayments on 34 loans totaling $18,215,000 and one mortgage loan, three property mezzanine loan and 12 B Notes totaling $98,207,000 were satisfied and repaid. We have no outstanding loan commitments at December 31, 2004. At December 31, 2004, we had outstanding loans receivable totaling approximately $556.2 million.

At December 31, 2004, we had 67 performing loans receivable with a current carrying value of $553,126,000. Three of the loans totaling $80,729,000 bear interest at an average fixed rate of interest of 10.37%. The 64 remaining loans, totaling $473,928,000, bear interest at a variable rate of interest averaging LIBOR plus 4.91% (7.32% at December 31, 2004). One mortgage loan receivable with an original principal balance of $8,000,000 reached maturity on July 15, 2001 and has not been repaid with respect to principal and interest. In December 2002, the loan was written down to $4,000,000 through a charge to the allowance for possible credit losses. Since the write-down, we have received proceeds of $962,000 reducing the carrying value of the loan to $3,038,000. In accordance with our policy for revenue recognition, income recognition has been suspended on this loan and for the year ended

December 31, 2004, $930,000 of potential interest income has not been recorded. All other loans are performing in accordance with their terms.

At December 31, 2004, we had investments in Funds of $21,376,000, including $4,901,000 of unamortized costs that were capitalized in connection with entering into our venture agreement with Citigroup Alternative Investments LLC and the commencement of the related fund management business. These costs are being amortized over the lives of the Funds and the venture agreement and are reflected as a reduction in income/(loss) from equity investments in Funds.

We utilize borrowings under a committed credit facility, along with repurchase obligations, to finance our balance sheet assets and we utilized CDOs as a source of financing for the first time in 2004 in connection with the CDO-1 transaction.

At December 31, 2004, we had $65,176,000 of outstanding borrowings under our $150.0 million credit facility, with $5.8 million of the remaining $84.8 million of available credit available to be borrowed without the need to pledge additional collateral assets. The credit facility provides for advances to fund lender-approved loans and investments made by us. Borrowings under the credit facility are secured by pledges of assets owned by us and bear interest at specified spreads over LIBOR, which spreads vary based upon the perceived risk of the pledged assets. The credit facility provides for margin calls on asset-specific borrowings in the event of asset quality and/or market value deterioration as determined under the credit facility. The credit facility contains customary representations and warranties, covenants and conditions and events of default. Based upon borrowings in place at December 31, 2004, the effective interest rate on the credit facility was LIBOR plus 1.74% (4.02% at December 31, 2004). As of December 31, 2004, we had unamortized capitalized costs of $474,000 that are being amortized over the remaining life of the facility (6.5 months at December 31, 2004). After amortizing these costs to interest expense, the all-in effective borrowing cost on the facility as of December 31, 2004 was 5.37% based upon the amount currently outstanding on the credit facility.

At December 31, 2003, we had borrowed $11,651,000 under a $75 million term redeemable securities contract. This term redeemable securities contract expired on February 28, 2004 and was repaid by refinancing the previously financed assets under the credit facility.

On August 17, 2004, we entered into a repurchase obligation with an existing counterparty, pursuant to the terms of a master repurchase agreement that allows us to incur $50.0 million of repurchase obligations to finance specific assets. At December 31, 2004, the master repurchase agreement was utilized to finance nine loans. At December 31, 2004, we have sold loans with a book and market value of $32,215,000 and have a liability to repurchase these assets for $20,424,000. The master repurchase agreement terminates on September 1, 2007, and bears interest at specified rates over LIBOR based upon each asset included in the obligation.

At December 31, 2004, we are obligated to three counterparties under repurchase agreements and have sold loans with a book and market value of $341,993,000 and have a liability to repurchase these assets for $225,091,000. Based upon advances in place at December 31, 2004, the blended rate on the repurchase obligations is LIBOR plus 1.02% (3.32% at December 31, 2004). We had unamortized capitalized costs of $316,000 as of December 31, 2004, which are being amortized over the remaining lives of the repurchase obligations. After amortizing these costs to interest expense based upon the amount currently outstanding on the repurchase obligations, the all-in effective borrowing cost on the repurchase obligations as of December 31, 2004 was 3.41%. We expect to enter into new repurchase obligations at their maturity or settle the repurchase obligations with the proceeds from the repayment of the underlying financed asset.

On July 20, 2004, CDO-1 issued six tranches of investment grade rated CDOs with a principal amount of $252,778,000 to third party investors in the CDO-1 transaction described under "Item 1 - Business - Developments during Fiscal Year 2004" above. We purchased through a wholly-owned subsidiary the four remaining tranches of unrated and below investment grade rated CDOs and the equity interests issued by CDO-1. CDO-1 holds assets, consisting of loans, CMBS and cash totaling $324,074,000, which serves as collateral for the CDOs. The six investment grade tranches were issued with floating rate coupons with a combined weighted average rate of LIBOR + 0.62% (3.03% at December 31, 2004) and have a remaining expected life of 4.5 years as of December 31, 2004. We incurred $5,508,000 of issuance costs which will be amortized on a level yield basis over the average life of CDO-1. CDO-1 was structured to match fund the cash flows from a significant portion of our existing and newly acquired B notes, mezzanine loans and CMBS. For accounting purposes, CDO-1 is consolidated in our financial statements. The six investment grade tranches are treated as a secured financing, and are non-recourse to us.

Proceeds from the sale of the six investment grade tranches issued by CDO-1 were used to purchase a $251.2 million portfolio of B notes and mezzanine loans from a third party which were contributed to and pledged as collateral to secure repayment of the CDOs. The $72.9 million remaining assets pledged as collateral were contributed from our existing portfolio of loans and CMBS.

We were party to four cash flow interest rate swaps with a total notional value of $134 million as of December 31, 2004. These cash flow interest rate swaps effectively convert floating rate debt to fixed rate debt, which is utilized to finance assets that earn interest at fixed rates. We receive a rate equal to LIBOR (2.30% at December 31, 2004) and pay an average rate of 4.15%. The market value of the swaps at December 31, 2004 was $194,000, which is recorded as an interest rate hedge asset and as a component of accumulated other comprehensive gain/(loss) on our balance sheet.

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

In evaluating Interpretation No. 46R, we concluded that we could no longer consolidate CT Convertible Trust I, the entity which had purchased our step up convertible junior subordinated debentures and issued company-obligated, mandatory redeemable, convertible trust common and preferred securities. In 1998, we had issued the convertible junior subordinated debentures and had purchased the convertible trust common securities. The consolidation of CT Convertible Trust I resulted in the elimination of both the convertible junior subordinated debentures and the convertible trust common securities with the convertible trust preferred securities being reported on our balance sheet after liabilities but before equity and the related expense being reported on the income statement below income taxes and net of income tax benefits. After the deconsolidation, we reported the convertible junior subordinated debentures as liabilities and the convertible trust common securities as other assets. The expense from the payment of interest on the debentures was reported as interest and related expenses on convertible junior subordinated debentures and the income received from our investment in the common securities was reported as a component of interest and related income. We have elected to restate prior periods for the application of Interpretation 46R. The restatement was effected by a cumulative type change in accounting principle on January 1, 2002. There was no change to previously reported net income as a result of such restatement.

As of December 31, 2004, the entire $92,524,000 aggregate principal amount of our convertible junior subordinated debentures outstanding at December 31, 2003 had been redeemed or converted into class A common stock. Certain holders converted $44,871,000 of the principal amount due on the convertible junior subordinated debentures in connection with the closing of our public offering of class A common stock on July 28, 2004. On September 29, 2004, following our issuance of a notice of redemption to be effected on September 30, 2004, holders of $44,871,000 principal amount of the convertible junior subordinated debentures outstanding converted the principal amount due thereon into 2,136,711 shares of our class A common stock at a conversion price of approximately $21.00 per share. The remaining $2,982,000 of the convertible junior subordinated debentures outstanding were repaid to the Trust and then the Trust redeemed the common securities held by us.

In 2000, we announced an open market share repurchase program under which we may purchase, from time to time, up to 666,667 shares of our class A common stock. Since that time the authorization has been increased by the board of directors to purchase cumulatively up to 2,366,923 shares of class A common stock. In December 31, 2004 we had 666,339 shares remaining authorized for repurchase under the program. We did not repurchase any of our common stock during the year ended December 31, 2004.

At December 31, 2004, we had 15,052,262 shares of our class A common stock outstanding.

Investment Management Overview

We operated principally as a balance sheet investor until the start of our investment management business in March 2000 when we entered into a venture with affiliates of Citigroup Alternative Investments to co-sponsor and invest capital in a series of commercial real estate mezzanine investment funds managed by us. Pursuant to the venture agreement, we have co-sponsored Fund I, Fund II and Fund
III. We have capitalized costs of $4,901,000, net, from the formation of the venture and the Funds that are being amortized over the remaining anticipated lives of the Funds and the related venture agreement.

Fund I commenced its investment operations in May 2000 with equity capital supplied solely by Citigroup Alternative Investments (75%) and us (25%). From May 11, 2000 to April 8, 2001, the investment period for the fund, Fund I completed $330 million of total investments in 12 transactions. On January 31, 2003, we purchased the interest in Fund I held by an affiliate of our co-sponsor, Citigroup Alternative Investments LLC, and began consolidating the operations of Fund I in our consolidated financial statements.

Fund II had its initial closing on equity commitments on April 9, 2001 and its final closing on August 7, 2001, ultimately raising $845.2 million of total equity commitments, including $49.7 million (5.9%) from us and $198.9 million (23.5%) from Citigroup Alternative Investments. Third-party private equity investors, including public and corporate pension plans, endowment funds, financial institutions and high net worth individuals, made the balance of the equity commitments. During its two-year investment period, which expired on April 9, 2003, Fund II invested $1.2 billion in 40 separate transactions. Fund II utilizes leverage to increase its return on equity, with a target debt-to-equity ratio of 2:1. Total capital calls during the investment period were $329.0 million. CT Investment Management Co. LLC, our wholly-owned taxable REIT subsidiary, acts as the investment manager to Fund II and receives 100% of the base management fees paid by the fund. As of April 9, 2003, the end of the Fund II investment period, CT Investment Management Co. began earning annual base management fees of 1.287% of invested capital. Based upon Fund II's invested capital at December 31, 2004, the date upon which the calculation for the next quarter is based, CT Investment Management Co. will earn base management fees of $181,000 for the quarter ending March 31, 2005.

We and Citigroup Alternative Investments, through our collective ownership of the general partner, are also entitled to receive incentive management fees from Fund II if the return on invested equity is in excess of 10% after all invested capital has been returned. The Fund II incentive management fees are split equally between Citigroup Alternative Investments and us. We will pay 25% of our share of the Fund II incentive management fees as long-term incentive compensation to our employees. No such incentive fees have been earned at December 31, 2004 and as such, no amount of such potential fees has been accrued as income in our financial statements. The amount of incentive fees to be received in the future will depend upon a number of factors, including the level of interest rates and the fund's ability to generate returns in excess of 10%, which is in turn impacted by the duration and ultimate performance of the fund's assets. Potential incentive fees received as Fund II winds down could result in significant additional income from operations in certain periods during which such payments can be recorded as income. If Fund II's assets were sold and liabilities were settled on January 1, 2005 at the recorded book value, and the fund's equity and income were distributed, we would record approximately $9.5 million of gross incentive fees.

We do not anticipate making any additional equity contributions to Fund II or its general partner. Our net investment in Fund II and its general partner at December 31, 2004 was $5.5 million. As of December 31, 2004, Fund II had 10 outstanding loans and investments totaling $131.9 million, all of which were performing in accordance with the terms of their agreements.

On June 2, 2003, Fund III effected its initial closing on equity commitments and on August 8, 2003, its final closing, raising a total of $425.0 million in equity commitments. Our equity commitment was $20.0 million (4.7%) and Citigroup Alternative Investments' equity commitment was $80.0 million (18.8%), with the balance made by third-party private equity investors. From the initial closing through December 31, 2004, we have made equity investments in Fund III of $11,260,000. Through December 31, 2004, Fund III had made loans and investments of approximately $800 million and as of December 31, 2004, Fund III had nineteen outstanding loans and investments totaling $602.4 million, all of which were performing in accordance with the terms of their agreements.

CT Investment Management Co. receives 100% of the base management fees from Fund III calculated at a rate equal to 1.42% per annum of committed capital during Fund III's two-year investment period, which expires June 2, 2005, and 1.42% of invested capital thereafter. Based upon Fund III's $425.0 million of total equity commitments, CT Investment Management Co. will earn annual base management fees of $6.0 million during the investment period. We and our co-sponsor are also entitled to receive incentive management fees from Fund III if the return on invested equity is in excess of 10% after all invested capital has been returned. We will receive 62.5% and our co-sponsor will receive 37.5% of the total incentive management fees. We will distribute a portion of our share (up to 40%) of the Fund III incentive management fees as long-term incentive compensation to our employees.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

We reported net income of $21,976,000 for the year ended December 31, 2004, an increase of $8,451,000 from the net income of $13,525,000 for the year ended December 31, 2003. These increases were primarily the result of an increase in net interest income from loans and other investments. In 2004, we raised significant new capital, increased interest earning assets by $442 million, and financed our business more efficiently through the CDO-1 transaction. As a result, debt costs as a percentage of interest income have decreased. The significance of the more efficient financing is further demonstrated when $2.8 million of prepayment penalties which were collected in 2003 are eliminated from interest income for comparison purposes.

Interest and related income from loans and other investments amounted to $46,561,000 for the year ended December 31, 2004, an increase of $8,037,000 from the $38,524,000 amount for the year ended December 31, 2003. Average interest-earning assets increased from approximately $359.5 million for the year ended December 31, 2003 to approximately $552.9 million for the year ended December 31, 2004. The average interest rate earned on such assets decreased from 10.7% for the year ended December 31, 2003 to 8.4% for the year ended December 31, 2004. During the year ended December 31, 2003, we recognized $2.8 million in additional income on the early repayment of loans. Without this additional interest income, the average earning rate for the 2003 year would have been 9.9%. The decrease in rates that occurred was due to the repayment of two fixed rates loans (which earned interest at rates in excess of the portfolio average), a change in the mix of our investment portfolio to include lower risk B Notes in 2004 (which generally carry lower interest rates than mezzanine loans) and a general decrease in spreads being obtained on newly originated investments, partially offset by a higher average LIBOR rate, which increased by 0.3% to 1.5% for the 2004 year.

We utilize our existing credit facility, collateralized debt obligations and repurchase obligations to finance our interest-earning assets.

Interest and related expenses on secured debt amounted to $13,724,000 for the year ended December 31, 2004, an increase of $3,879,000 from the $9,845,000 amount for the year ended December 31, 2003. The increase in expense was due to an increase in the amount of average interest-bearing liabilities outstanding from approximately $193.8 million for the year ended December 31, 2003 to approximately $333.5 million for the year ended December 31, 2004, offset partially by a decrease in the average rate paid on interest-bearing liabilities from 5.1% to 4.1% for the same periods. The decrease in the average rate is substantially due to the use of collateralized debt obligations to finance a large portion of the portfolio at lower rates than the credit facility and term redeemable securities contract, partially offset by the increase in average LIBOR.

We also utilized the convertible junior subordinated debentures to finance our interest-earning assets. During the year ended December 31, 2004 and 2003, we recognized $6,417,000 and $9,730,000, respectively, of expenses related to the convertible junior subordinated debentures. The decrease results from the conversion of one half of the principal amount due on the debentures into common stock on July 28, 2004 and the conversion of the remaining debentures into common stock on September 29, 2004.

Other revenues increased $1,049,000 from $9,599,000 for the year ended December 31, 2003 to $10,648,000 for the year ended December 31, 2004. The increase is primarily due to the receipt of management fees from Fund III for the full year in 2004 as compared to the receipt of fees for only part of the year in 2003, as Fund III commenced its investment period in June 2003. The increase also resulted from an increase in earnings from our equity investment in Fund III and the recognition of a $300,000 gain on the sale of available-for-sale securities. This was partially offset by a decrease in the management fees from Fund II, due to lower levels of investment in 2004 as the fund winds down.

General and administrative expenses increased $1,909,000 to $15,229,000 for the year ended December 31, 2004 from $13,320,000 for the year ended December 31, 2003. The increase in general and administrative expenses was primarily due to increases in employee compensation and benefits, internal control documentation and testing costs in excess of $500,000, and additional expenses related to the services provided under the GRO contract, offset by reduced legal costs.

On at least a quarterly basis, management reevaluates the reserve for possible credit losses based upon our current portfolio of loans. Each loan in our portfolio is evaluated using our proprietary loan risk rating system, which considers loan to value, debt yield, cash flow stability, exit plan, sponsorship, loan structure and any other factors necessary to assess the likelihood of delinquency or default. If we believe that there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our loan, and this potential loss is multiplied by the likelihood of default. Based upon our detailed review at December 31, 2004, we concluded that a reserve for possible credit losses was no longer warranted and the reserve was recaptured.

Our CMBS investments are carried as available for sale, and are therefore valued at their estimated fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income/(loss) in shareholders' equity, unless an other than temporary impairment is deemed to have occurred. During the fourth quarter of 2004, changes in our expected cash flow on two of our CMBS investments resulted in our concluding that these CMBS had incurred other than temporary impairment and as a result, we recorded a charge of $5.9 million through the income statement to record these investments at the current market value. We expect a full recovery from our other securities and did not recognize any other than temporary impairment on the remaining CMBS investments.

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

At December 31, 2004 and 2003, we were in compliance with all REIT requirements and, as such, have not provided for income tax expense on our REIT taxable income for the years ended December 31, 2004 and 2003. We also have taxable REIT subsidiaries which are subject to tax at regular corporate rates. During the year ended December 31, 2004, we recorded a $451,000 income tax benefit resulting from losses generated by our taxable REIT subsidiaries. During the year ended December 31, 2003, we recorded $646,000 of income tax expense for income that was earned by our taxable REIT subsidiaries.

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

Interest and related income from loans and other investments amounted to $38,246,000 for the year ended December 31, 2003, a decrease of $8,833,000 from the $47,079,000 amount for the year ended December 31, 2002. Average interest-earning assets decreased from approximately $473.7 million for the year ended December 31, 2002 to approximately $356.8 million for the year ended December 31, 2003. The average interest rate earned on such assets increased from 9.9% in 2002 to 10.7% in 2003. During the year ended December 31, 2003 and December 31, 2002, the Company recognized $2.8 million and $1.6 million, respectively, in additional income on the early repayment of loans and investments. Without this additional interest income, the earning rate for the 2003 period would have been 9.9% versus 9.6% for the 2002 period. LIBOR rates averaged 1.2% for the year ended December 31, 2003 and 1.8% for the year ended December 31, 2002, a decrease of 0.6%. The portion of our average assets that earn interest at fixed rates did not decrease proportionately to the decrease in assets that earn interest at variable rates in 2003, which served to offset the decrease in earnings from the decrease in the average LIBOR rate.

Interest and related expenses amounted to $9,845,000 for the year ended December 31, 2003, a decrease of $8,124,000 from the $17,969,000 amount for the year ended December 31, 2002. The decrease in expense was due to a decrease in the amount of average interest-bearing liabilities outstanding from approximately $260.0 million for the year ended December 31, 2002 to approximately $193.8 million for the year ended December 31, 2003, and a decrease in the average rate on interest-bearing liabilities from 6.9% to 5.1% for the same periods. The decrease in the average rate is substantially due to the decrease in swap levels and rates and the increased use of repurchase agreements as a percentage of total debt in the 2003 period at lower spreads to LIBOR than the credit facility utilized in the 2002 period.

During the year ended December 31, 2003 and 2002, we recognized $9,730,000 and $16,192,000, respectively, of net expenses related to our outstanding step up convertible junior subordinated debentures. This amount consisted of distributions to the holders totaling $9,252,000 and $14,887,000, respectively, and amortization of discount and origination costs totaling $478,000 and $1,305,000, respectively, during the year ended December 31, 2003 and 2002. The decrease in the distribution amount and amortization of discount and origination costs resulted from the elimination of the distributions and discount and fees on the non-convertible amount of the convertible trust preferred securities, which was redeemed on September 30, 2002.

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

At December 31, 2003, we were in compliance with all REIT requirements and as such, only provided for income tax expense on taxable income attributed to our taxable REIT subsidiaries in 2003.

Liquidity and Capital Resources

At December 31, 2004, we had $24,583,000 in cash. Our primary sources of liquidity for 2005 are expected to be cash on hand, cash generated from operations, principal and interest payments received on loans and investments, and additional borrowings under our credit facility, CDOs and repurchase obligations. We also believe these sources of capital will be adequate to meet future cash requirements in 2005. We expect that during 2005, we will use a significant amount of our available capital resources to satisfy capital contributions required pursuant to our equity commitments to Fund III and to originate or purchase new loans and investments for our balance sheet. We intend to continue to employ leverage on our balance sheet assets to enhance our return on equity.

We experienced a net increase in cash of $15,845,000 during the year ended December 31, 2004, compared to a net decrease of $1,448,000 during the year ended December 31, 2003. Cash provided by operating activities during the year ended December 31, 2004 was $19,580,000, compared to $15,802,000 during the same period of 2003. For the year ended December 31, 2004, cash used in investing activities was $416,707,000, compared to $5,716,000 of cash provided during the same period in 2003. The change was primarily due to our new loan and investment activity totaling $549.0 million for the year ended December 31, 2004, a large percentage of which came from our purchase of a $251.2 million portfolio of loans from GMAC Commercial Mortgage Corporation in connection with the CDO-1 transaction. We financed the new investment activity with additional borrowings under our credit facility, repurchase obligations and the CDOs issued in the CDO-1 transaction. This, along with the cash received from our direct share placement to Berkley and the public offering of shares we closed on July 28, 2004, accounted for substantially all of the change in the net cash activity from financing activities.

During the investment periods for Fund I and Fund II, we generally did not originate or acquire loans or commercial mortgage-backed securities directly for our own balance sheet portfolio. When the Fund II investment period ended, we began originating loans and investments for our own account that were not targeted for investment by Fund III. We expect to use available working capital to make contributions to Fund III or any other funds sponsored by us as and when required by the equity commitments made by us to such funds.

At December 31, 2004, we had outstanding borrowings under our credit facility of $65,176,000, collateralized debt obligations of $252,778,000 and outstanding repurchase obligations totaling $225,091,000. The terms of these agreements are described above under the caption "Balance Sheet Overview". At December 31, 2004, we had pledged assets that enable us to borrow an additional $5.9 million and had unpledged assets of $74.3 million, which when pledged will generate approximately $55 million of additional liquidity. We had $235.5 million of credit available for the financing of new and existing unpledged assets pursuant to these sources of financing. Additional liquidity will be created when assets that are currently pledged as collateral for the credit facility and repurchase obligations are pledged to existing and newly issued CDOs, as the percentage of collateral value that can be financed, or advance rates, pursuant to the CDO's are generally higher.

The following table sets forth information about our contractual obligations as of December 31, 2004:

            Contractual Obligations                                    Payment due by period
                                                 ------------------------------------------------------------------
                                                               Less than                                More than 5
                                                    Total        1 year      1-3 years    3-5 years       years
                                                    -----        ------      ---------    ---------    ------------
                                                                          (in thousands)
Long-Term Debt Obligations
   Credit Facility                               $   65,176   $   65,176    $        --   $     --      $      --
   Repurchase obligations                           225,091       25,732        199,359         --             --
   Collateralized debt obligations                  252,778           --             --         --        252,778
Operating Lease Obligations                           3,413          975          1,950        488             --
Commitment to Fund III (1)                            9,675        9,675             --         --             --
                                                 -----------   -----------  ------------  ---------     ----------
Total (2)                                        $  556,133   $  101,558    $   201,309   $    488      $ 252,778
                                                 ===========   ===========  ============  =========     ==========

---------------------
     (1) Fund III's investment period continues until June 2005 at which time our equity commitment to the fund expires. While we do not believe that all of the equity commitment will be called, we have presented it if all of the commitment is called prior to the expiration.

     (2) We are also subject to interest rate swaps for which we can not estimate future payments due.

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

Critical Accounting Policies

Changes in management judgment, estimates and assumptions could have a material effect on our consolidated financial statements. Management has the obligation to ensure that its policies and methodologies are in accordance with generally accepted accounting principles. During 2004, management reviewed and evaluated its critical accounting policies and believes them to be appropriate. Our accounting policies are described in Note 5 to our consolidated financial statements. The following is a summary of our accounting policies that we believe are the most affected by management judgments, estimates and assumptions:

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

We account for CMBS under Emerging Issues Task Force 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". Under Emerging Issues Task Force 99-20, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience and the present value of the revised cash flows using the current expected yield is less than the present value of the previously estimated remaining cash flows, adjusted for cash receipts during the intervening period, an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value with the resulting change being included in income and a new cost basis established with the original discount or premium written off when the new cost basis is established. In accordance with this guidance, on a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, we calculate a revised yield based on the current amortized cost of the investment, including any other-than-temporary impairments recognized to date, and the revised cash flows. The revised yield is then applied prospectively to recognize interest income.

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

Loans Receivable and Provision for Loan Losses

We purchase and originate commercial mortgage and mezzanine loans to be held as long-term investments at amortized cost. Management must periodically evaluate each of these loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan were determined to be permanently impaired, we would write down the loan through a charge to the reserve for possible credit losses. Given the nature of our loan portfolio and the underlying commercial real estate collateral, significant judgment of management is required in determining permanent impairment and the resulting charge to the reserve, which includes but is not limited to making assumptions regarding the value of the real estate that secures the mortgage loan.

Our accounting policies require that an allowance for estimated credit losses be reflected in our financial statements based upon an evaluation of known and inherent risks in our mortgage and mezzanine loans. Quarterly, management reevaluates the reserve for possible credit losses based upon our current portfolio of loans. Each loan in our portfolio is evaluated using our loan risk rating system which considers loan to value, debt yield, cash flow stability, exit plan, loans sponsorship, the loan structure and any other factors necessary to assess the loans likelihood of delinquency or default. If we believe that there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our loan, and this potential loss is multiplied by the default likelihood. Actual losses, if any, could ultimately differ from these estimates.

Quarterly, management reevaluates the reserve for possible credit losses based upon our current portfolio of loans. Each loan in our portfolio is evaluated using our loan risk rating system which considers loan to value, debt yield, cash flow stability, exit plan, loans sponsorship, the loan structure and any other factors necessary to assess the likelihood of delinquency or default. If we believe that there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our loan, and this potential loss is multiplied by the default likelihood. A detailed review of the entire portfolio was completed at December 31, 2004 and certain loans that we previously had specific concerns about were either repaid or the conditions which caused the concern were eliminated. Based upon the changes in conditions of these loans and the evaluations completed on the remainder of the portfolio, we concluded that a reserve for possible credit losses was no longer warranted and the reserve was recaptured.

Revenue Recognition

Interest income for our loans and investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis.

Fees received in connection with loan commitments, net of direct expenses, are deferred until the loan is advanced and are then recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration. Exit fees are also recognized over the estimated term of the loan as an adjustment to yield. Purchased discounts for credit quality are amortized over the estimated term of the loan as an adjustment to yields. Cash flows received in excess of original estimates are recognized prospectively as an adjustment to yield.

Income recognition is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Fees from investment management services and special servicing are recognized when earned on an accrual basis. Fees from professional advisory services are generally recognized at the point at which all of our services have been performed and no significant contingencies exist with respect to entitlement to payment. Fees from asset management services are recognized as services are rendered.

We account for incentive fees we can potentially earn from the Funds in accordance with Method 1 of Emerging Issues Task Force Topic D-96. Under Method 1, no incentive income is recorded until all contingencies have been eliminated. Method 1 is the preferred method as it eliminates the potential that revenue will be recognized in one quarter and reversed in a future quarter. Incentive income received prior to that date is recorded as unearned income (a liability). No incentive fees have been earned at December 31, 2004 and as such, no amount of such potential fees has been accrued as income in our financial statements. The amount of incentive fees to be received in the future will depend upon a number of factors, including the level of interest rates and the fund's ability to generate returns in excess of 10%, which is in turn impacted by the duration and ultimate performance of the fund's assets. Potential incentive fees received as Fund II winds down could result in significant additional income from operations in certain periods during which such payments can be recorded as income. If Fund II's assets were sold and liabilities were settled on January 1, 2005 at the recorded book value, and the fund's equity and income were distributed, we would record approximately $9.5 million of gross incentive fees.

Accounting for Stock-Based Compensation

We comply with the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Statement of Financial Accounting Standards No. 123 encourages the adoption of a new fair-value based accounting method for employee stock-based compensation plans. Statement of Financial Accounting Standards No. 123 also permits companies to continue accounting for stock-based compensation plans as prescribed by Accounting Principles Board Opinion No. 25. However, companies electing to continue accounting for stock-based compensation plans under Accounting Principles Board Opinion No. 25, must make pro forma disclosures as if they adopted the cost recognition requirements under Statement of Financial Accounting Standards No. 123.

Through December 31, 2003, we continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for the years ended December 31, 2003 and 2002 for awards under our stock plans in the accompanying consolidated statements of operations as the exercise price of the stock options granted thereunder equaled the market price of the underlying stock on the date of the grant. During the fourth quarter of 2004, we elected to adopt the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 using the modified prospective method provided in Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Under the modified prospective method, we recognized stock-based employee compensation costs based upon the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 effective January 1, 2004. Compensation expense is recognized on the accelerated attribution method under Financial Accounting Standards Board Interpretation No. 28.

Risk Management and Financial Instruments

We utilize derivative financial instruments as a means to help to manage our interest rate risk exposure on a portion of our variable rate debt obligations, through the use of cash flow hedges. The instruments utilized are generally either pay-fixed swaps or LIBOR-based interest rate caps, which are widely used in the industry and typically entered into with major financial institutions. Our accounting policies generally reflect these instruments at their fair value with unrealized changes in fair value reflected in "Accumulated other comprehensive income" on our consolidated balance sheets. Realized effects on cash flows are generally recognized currently in income.

Income Taxes

Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income. Management believes that we have and intend to continue to operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, do not expect to pay substantial corporate-level taxes, other than taxes payable by our taxable REIT subsidiaries. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to Federal income tax.

New Accounting Standard

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment", which is a revision of Statement of Financial Accounting Standards No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. Statement of Financial Accounting Standards No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of Statement of Financial
Accounting Standards No. 123. As we have adopted Statement of Financial Accounting Standards No. No. 123 effective January 1, 2004, we do not believe that adoption of SFAS 123(R) will have a material impact on our future financial results.

------------------------------------------------------------------------------

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------------------

The principal objective of our asset/liability management activities is to maximize net interest income, while minimizing levels of interest rate risk. Net interest income and interest expense are subject to the risk of interest rate fluctuations. To mitigate the impact of fluctuations in interest rates, we use interest rate swaps to effectively convert variable rate liabilities to fixed rate liabilities for proper matching with fixed rate assets. Each derivative used as a hedge is matched with an asset or liability with which it has a high correlation. The swap agreements are generally held-to-maturity and we do not use derivative financial instruments for trading purposes. We use interest rate swaps to effectively convert variable rate debt to fixed rate debt for the financed portion of fixed rate assets. The differential to be paid or received on these agreements is recognized as an adjustment to the interest expense related to debt and is recognized on the accrual basis.

Our loans and investments, including our fund investments, are also subject to credit risk. The ultimate performance and value of our loans and investments depends upon the owner's ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our asset management team is in constant contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.

The following table provides information about our financial instruments that are sensitive to changes in interest rates at December 31, 2004. For financial assets and debt obligations, the table presents cash flows to the expected maturity and weighted average interest rates based upon the current carrying values. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on rates in effect as of the reporting date.

                                                           Expected Maturity Dates
                            -------------------------------------------------------------------------------------
                                2005        2006        2007         2008        2009     Thereafter     Total     Fair Value
                                ----        ----        ----         ----        ----     ----------     -----     ----------
Assets:                                                           (dollars in thousands)
Commercial Mortgage-backed
   Securities
   Fixed Rate                $  7,811        --     $   135    $    1,420    $   5,015    $196,131    $210,512     $188,138
      Average interest rate     9.41%        --       7.64%         7.63%        9.92%      10.37%      10.31%

   Variable Rate             $    278   $  6,677    $ 3,878    $   39,833    $   8,995     $1,268     $ 60,929     $ 59,627
      Average interest rate     4.43%      4.43%      4.43%         5.12%        4.43%     26.54%        5.45%

Loans receivable
   Fixed Rate                $    821   $     905   $ 7,716    $   47,618    $     393    $ 23,276    $ 80,729      $ 90,708
      Average interest rate    10.09%      10.13%     8.38%        11.80%        8.48%       8.48%      10.46%

   Variable Rate             $148,339   $172,741    $90,096    $   55,288    $  12,895       --       $479,360     $476,211
      Average interest rate     7.11       6.83%      7.47%         6.86%        8.14%       --          7.08%

Interest rate swaps
     Notional amounts        $    297   $  4,582    $ 5,623    $      976    $   2,157    $120,368    $134,003     $    194
     Average fixed pay rate     3.69%      4.20%      3.15%         4.16%        4.20%       4.20%       4.15%
     Average variable
     receive rate               2.41%      2.29%      2.41%         2.32%        2.30%       2.30%       2.30%

Liabilities:
Credit Facility
   Variable Rate             $ 65,176      --          --           --           --          --       $ 65,176     $ 65,176
      Average interest rate     5.37%      --          --           --           --          --          5.37%

Repurchase obligations
   Variable Rate             $ 25,732   $ 178,935   $20,424         --           --          --       $225,091     $225,091
      Average interest rate     2.99%       3.38%     4.19%         --           --          --          3.41%
Collateralized debt
  obligations
   Variable Rate                   --      --          --      $   88,964    $ 103,053    $ 60,761    $252,778     $252,778
      Average interest rate        --      --          --           3.23%        3.30%       4.02%       3.45%

------------------------------------------------------------------------------

Item 8.           Financial Statements and Supplementary Data
------------------------------------------------------------------------------

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-43. See accompanying Index to the Consolidated Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 23 to the consolidated financial statements.


 ------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------------

None


------------------------------------------------------------------------------

Item 9A. Controls and Procedures
------------------------------------------------------------------------------

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

Management's Report on Internal Control over Financial Reporting

Management's Report on Internal Control over Financial Reporting, which appears on page F-3, is incorporated herein by reference.

Changes in Internal Controls

There have been no significant changes in our "internal control over financial reporting" (as defined in rule 13a-15(f)) that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

------------------------------------------------------------------------------

Item 9B. Other Information
------------------------------------------------------------------------------

None

                                    PART III
------------------------------------------------------------------------------

Item 10.          Directors and Executive Officers of the Registrant
------------------------------------------------------------------------------

     The information required by Items 401 and 405 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 30, 2005 with the Securities and Exchange
Commission    pursuant   to    Regulation    14A   under   the   Exchange   Act.
------------------------------------------------------------------------------

Item 11.          Executive Compensation
------------------------------------------------------------------------------

     The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 30, 2005 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.
-----------------------------------------------------------------------------

Item 12.          Security Ownership of Certain Beneficial Owners and Management
                       and Related Stockholder Matters
------------------------------------------------------------------------------

     The information required by Items 201(a) and 403 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 30, 2005 with the Securities and Exchange
Commission    pursuant   to    Regulation    14A   under   the   Exchange   Act.
------------------------------------------------------------------------------

Item 13.          Certain Relationships and Related Transactions
------------------------------------------------------------------------------

     The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 30, 2005 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

------------------------------------------------------------------------------

Item 14.          Principal Accounting Fees and Services
------------------------------------------------------------------------------

     The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 30, 2005 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

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

(a) (3)           Exhibits
-------           --------

                                  EXHIBIT INDEX

    Exhibit
    Number                                  Description
    ------                                  -----------


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

          3.3 First Amendment to Amended and Restated Bylaws of Capital Trust, Inc. (filed as Exhibit 3.2 to Capital Trust, Inc.'s Quarterly Report on Form 10-Q (File No. 1-14788) filed on August 16, 2004 and incorporated herein by reference).


      o+10.1 Capital Trust, Inc. Second Amended and Restated 1997 Long-Term Incentive Stock Plan (the "1997 Plan").

      +10.2    Capital  Trust,  Inc.  Amended  and  Restated  1997  Non-Employee
               Director Stock Plan (filed as Exhibit 10.2 to Capital Trust, Inc.'s Current Report on Form 8-K (File No. 1-14788) filed on January 29, 1999 and incorporated herein by reference) (the "1997 Director Plan").

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


      o+10.5 Capital Trust, Inc. Amended and Restated 2004 Long-Term Incentive Plan (the "2004 Plan").

      +10.6 Form of Award Agreement granting Restricted Shares and Performance Units under the 2004 Plan (filed as Exhibit 99.1 to Capital Trust, Inc.'s Current Report on Form 8-K (File No. 1-14788) filed on February 10, 2005 and incorporated herein by reference).

      o+10.7 Form of Award Agreement granting Performance Units under the 2004 Plan.

    Exhibit
    Number                                  Description
    ------                                  -----------


      o+10.8 Form of Award Agreement granting Performance Units under the 2004 Plan.

      o+10.9 Form of Award Agreement granting Performance Units under the 2004 Plan.

      o+10.10  Form of Stock Option Award Agreement under the 2004 Plan.

      o+10.11  Form of Restricted  Share Award  Agreement under the 2004
               Plan.

      o+10.12 Deferral and Distribution Election Form for Restricted Share Award Agreement under the 2004 Plan.

      o+10.13  Form of Restricted  Share Unit Award  Agreement under the
               2004 Plan.

      o+10.14 Deferral and Distribution Election Form for Restricted Share Unit Award Agreement under the 2004 Plan.

      o+10.15  Deferred Share Unit Program Election Forms under the 2004
               Plan.

      o+10.16 Director Retainer Deferral Election Form for Stock Units under the 1997 Plan.

      +10.17 Employment Agreement, dated as of February 24, 2004, by and between Capital Trust, Inc. and CT Investment Management Co., LLC and John R. Klopp (filed as Exhibit 10.1 to Capital Trust, Inc.'s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 12, 2004 and incorporated herein by reference).

      +10.18 Termination Agreement, dated as of December 29, 2000, by and between Capital Trust, Inc. and Craig M. Hatkoff (filed as
               Exhibit 10.9 to Capital Trust, Inc.'s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference).

      +10.19 Consulting Services Agreement, dated as of January 1, 2003, by and between CT Investment Management Co., LLC and Craig M. Hatkoff. (filed as Exhibit 10.1 to Capital Trust, Inc.'s
               Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 6, 2003 and incorporated herein by reference).

      10.20 Agreement of Lease dated as of May 3, 2000, between 410 Park Avenue Associates, L.P., owner, and Capital Trust, Inc., tenant (filed as Exhibit 10.11 to Capital Trust, Inc.'s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference).

      10.21.a  Amended and Restated Master Loan and Security Agreement, dated as of June 27, 2003, between Capital Trust, Inc., CT Mezzanine Partners I LLC and Morgan Stanley Mortgage Capital Inc. (filed as
               Exhibit 10.4 to Capital Trust, Inc.'s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 6, 2003 and incorporated herein by reference).

      o10.21.b Joinder and Amendment, dated as of July 20, 2004, among Capital Trust, Inc., CT Mezzanine Partners I LLC, CT RE CDO 2004-1 Sub, LLC and Morgan Stanley Mortgage Capital Inc.

      10.22.a Master Repurchase Agreement, dated as of May 28, 2003, between Goldman Sachs Mortgage Company and Capital Trust, Inc. (filed as
               Exhibit 10.2 to Capital Trust, Inc.'s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 6, 2003 and incorporated herein by reference).

      10.22.b First Amendment to the Master Repurchase Agreement, dated as of August 26, 2003, between Goldman Sachs Mortgage Company and Capital Trust, Inc. (filed as Exhibit 10.3 to Capital Trust, Inc.'s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 6, 2003 and incorporated herein by reference).

    Exhibit
    Number                                  Description
    ------                                  -----------


      10.22.c Second Amendment to Master Repurchase Agreement, dated as of June 1, 2004, by and between Goldman Sachs Mortgage Company, Commerzbank AG, New York Branch and Capital Trust, Inc. (filed as
               Exhibit 10.3 to Capital Trust, Inc.'s Quarterly Report on Form 10-Q (File No. 1-14788) filed on August 16, 2004 and incorporated herein by reference).

     o10.22.d Third Amendment to Master Repurchase Agreement, dated as of November 14, 2004, by and among Goldman Sachs Mortgage Company, Commerzbank AG, New York Branch and Capital Trust, Inc.

     o10.22.e Fourth Amendment to Master Repurchase Agreement, dated as of February 28, 2005, by and among Goldman Sachs Mortgage Company, Commerzbank AG, New York Branch and Capital Trust, Inc.

      10.23 Master Loan Repurchase Facility, dated as of August 17, 2004, by and between Goldman Sachs Mortgage Company and Capital Trust, Inc. (filed as Exhibit 10.1 to Capital Trust, Inc.'s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 3, 2004
               and   incorporated   herein  by  reference).

     o10.24.a Master Repurchase Agreement, dated as of February 19, 2002, by and between Liquid Funding, Ltd. and CT LF Funding Corp.

     o10.24.b Terms Annex, dated March 1, 2005, by and between Liquid Funding, Ltd. and CT LF Funding Corp.

     o10.25 Master Repurchase Agreement, dated as of March 4, 2005, by and among Capital Trust, Inc., Bank of America, N.A. and Banc of America Securities LLC.

      10.26 Limited Liability Company Agreement of CT MP II LLC, by and among Travelers General Real Estate Mezzanine Investments II, LLC and CT-F2-GP, LLC, dated as of March 8, 2000 (filed as Exhibit
               10.3 to the  Company's  Current  Report  on Form  8-K  (File  No.
               1-14788) filed on March 23, 2000 and incorporated herein by reference).

      10.27    Venture   Agreement   amongst   Travelers   Limited  Real  Estate
               Mezzanine  Investments  I, LLC,  Travelers  General  Real  Estate
               Mezzanine  Investments  II, LLC,  Travelers  Limited  Real Estate
               Mezzanine Investments II, LLC, CT-F1, LLC, CT-F2-GP, LLC, CT-F2-LP, LLC, CT Investment Management Co., LLC and Capital Trust, Inc., dated as of March 8, 2000 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

      10.28 Guaranty of Payment, by Capital Trust, Inc. in favor of Travelers Limited Real Estate Mezzanine Investments I, LLC, Travelers General Real Estate Mezzanine Investments II, LLC and Travelers Limited Real Estate Mezzanine Investments II, LLC, dated as of March 8, 2000 (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

      10.29 Guaranty of Payment, by The Travelers Insurance Company in favor of Capital Trust, Inc., CT-F1, LLC, CT-F2-GP, LLC, CT-F2-LP, LLC and CT Investment Management Co., LLC, dated as of March 8, 2000 (filed as Exhibit 10.8 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

      10.30 Investment Management Agreement, by and among CT Investment Management Co., LLC, CT MP II LLC and CT Mezzanine Partners II L.P., dated as of March 8, 2000 (filed as Exhibit 10.9 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

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

    Exhibit
    Number                                  Description
    ------                                  -----------


      10.32 Registration Rights Agreement, dated as of February 7, 2003, by and between Capital Trust, Inc. and Stichting Pensioenfonds ABP (filed as Exhibit 10.24 to Capital Trust, Inc.'s Annual Report on Form 10-K (File No. 1-14788) filed on March 28, 2003 and incorporated herein by reference).

      10.33 Registration Rights Agreement, dated as of June 18, 2003, by and among Capital Trust, Inc. and the parties named therein (filed as Exhibit 10.2 to Capital Trust, Inc.'s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 12, 2004 and incorporated herein by reference).

      10.34 Securities Purchase Agreement, dated as of May 11, 2004, by and among Capital Trust, Inc. W. R. Berkley Corporation and certain shareholders of Capital Trust, Inc. (filed as Exhibit 10.1 to Capital Trust, Inc.'s Current Report on Form 8-K (File No.
               1-14788) filed on May 11, 2004 and incorporated herein by reference).

      10.35 Registration Rights Agreement dated as of May 11, 2004, by and among Capital Trust, Inc. and W. R. Berkley Corporation (filed as
               Exhibit 10.2 to Capital Trust, Inc.'s Current Report on Form 8-K (File No. 1-14788) filed on May 11, 2004 and incorporated herein by reference).

      11.1 Statements regarding Computation of Earnings per Share (Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 13 to the consolidated financial statements contained in this report).

      14.1     Capital Trust, Inc. Code of Business Conduct and Ethics (filed as
               Exhibit 14.1 to Capital Trust, Inc.'s Annual Report on Form 10-K (File No. 1-14788) filed on March 3, 2004 and incorporated herein by reference).

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

March 10, 2005                               /s/ John R. Klopp
---------------------------                  -----------------
Date                                         John R. Klopp
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 10, 2005                              /s/ Samuel Zell
---------------------------                 ---------------
Date                                        Samuel Zell
                                            Chairman of the Board of Directors


March 10, 2005                              /s/ John R. Klopp
---------------------------                ------------------
Date                                        John R. Klopp
                                            Chief Executive Officer and Director


March 10, 2005                              /s/ Brian H. Oswald
---------------------------                 -------------------
Date                                        Brian H. Oswald
                                            Chief Financial Officer


March 10, 2005                              /s/ Thomas E. Dobrowski
--------------------------                  -----------------------
Date                                        Thomas E. Dobrowski, Director


March 10, 2005                              /s/ Martin L. Edelman
--------------------------                  ---------------------
Date                                        Martin L. Edelman, Director


March 10, 2005                              /s/ Craig M. Hatkoff
--------------------------                  --------------------
Date                                        Craig M. Hatkoff, Director


March 10, 2005                              /s/ Henry N. Nassau
--------------------------                  -------------------
Date                                        Henry N. Nassau, Director


March 10, 2005                              /s/ Joshua A. Polan
--------------------------                  -------------------
Date                                        Joshua A. Polan, Director


March 10, 2005                              /s/ Lynne B. Sagalyn
--------------------------                  --------------------
Date                                        Lynne B. Sagalyn, Director

            Index to Consolidated Financial Statements and Schedules




Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting......F-2
Management's Report of Internal Control over Financial Reporting..........................................F-3
Management's Responsibility for Financial Statements......................................................F-4
Report of Independent Registered Public Accounting Firm...................................................F-5


Audited Financial Statements

Consolidated Balance Sheets as of December 31, 2004 and 2003..............................................F-6

Consolidated    Statements    of    Operations    for   the   years   ended
December 31, 2004, 2003 and 2002..........................................................................F-7

Consolidated  Statements of Changes in  Shareholders'  Equity for the years ended December 31, 2004, 2003 and 2002....................................................................F-8

Consolidated    Statements    of   Cash   Flows   for   the   years   ended
December 31, 2004, 2003 and 2002..........................................................................F-9

Notes to Consolidated Financial Statements................................................................F-10

Schedule IV - Mortgage Loans on Real Estate...............................................................S-1

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
               FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING


The Board of Directors and Shareholders of Capital Trust, Inc. and Subsidiaries

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Capital Trust, Inc. and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004 of the Company and our report dated March 9, 2005 expressed an unqualified opinion thereon.


                                                     /s/Ernst & Young LLP

New York, NY
March 9, 2005

                  MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER
                              FINANCIAL REPORTING


Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management determined that the Company's internal control over financial reporting was effective as of December 31, 2004 based on the criteria in Internal Control-Integrated Framework issued by COSO.

Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.




Dated:  March 9, 2005


                John R. Klopp                             Brian H. Oswald
                President and                         Chief Financial Officer
           Chief Executive Officer

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS


Capital  Trust,   Inc.'s   management  is  responsible  for  the  integrity  and
objectivity of all financial information included in this Annual Report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements include amounts that are based on the best estimates and judgments of management. All financial information in this Annual Report is consistent with that in the consolidated financial statements.


Ernst & Young LLP, an independent registered public accounting firm, has audited these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and have expressed herein their unqualified opinion on those financial statements.


The Audit Committee of the Board of Directors, which oversees Capital Trust, Inc.'s financial reporting process on behalf of the Board of Directors, is composed entirely of independent directors (as defined by the New York Stock Exchange). The Audit Committee meets periodically with management, the independent accountants, and the internal auditors to review matters relating to the Company's financial statements and financial reporting process, annual financial statement audit, engagement of independent accountants, internal audit function, system of internal controls, and legal compliance and ethics programs as established by Capital Trust, Inc.'s management and the Board of Directors. The internal auditors and the independent accountants periodically meet alone with the Audit Committee and have access to the Audit Committee at any time.





Dated:  March 9, 2005


                John R. Klopp                             Brian H. Oswald
                President and                         Chief Financial Officer
           Chief Executive Officer

                     REPORT OF INDEPENDENT REGISTERED PUBLIC
                                ACCOUNTING FIRM




The Board of Directors and Shareholders of Capital Trust, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Capital Trust, Inc. and Subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements and Schedules. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 5 to the financial statements, in 2004 the Company changed its method of accounting for stock based compensation.

As discussed in Note 3 to the consolidated financial statements, in 2004 the Company adopted Financial Accounting Standards Board Interpretation No. 46 (R), "Consolidation of Variable Interest Entities an interpretation of ARB No. 51."

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion thereon.



                                                    /s/ Ernst & Young LLP

New York, New York
March 9, 2005

                      Capital Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 2004 and 2003
                      (in thousands, except per share data)


                                                                                             2004                   2003
                                                                                      --------------------   --------------------
                                         Assets
  Cash and cash equivalents                                                                 $   24,583           $      8,738
  Restricted cash                                                                                  611                   --
  Available-for-sale securities, at fair value                                                    --                   20,052
  Commercial mortgage-backed securities available-for-sale, at fair value                      247,765                158,136
  Loans receivable, net of $6,672 reserve for possible credit losses at
     December 31, 2003                                                                         556,164                177,049
  Equity investment in CT Mezzanine Partners I LLC ("Fund I"), CT Mezzanine
     Partners II LP ("Fund II"), CT MP II LLC ("Fund II GP") and CT Mezzanine
     Partners III, Inc. ("Fund III") (together "Funds")                                         21,376                 21,988
  Deposits and other receivables                                                                10,282                    345
  Accrued interest receivable                                                                    4,029                  3,834
  Interest rate hedge assets                                                                       194                    168
  Deferred income taxes                                                                          5,623                  3,369
  Prepaid and other assets                                                                       7,139                  6,247
                                                                                      --------------------   --------------------
Total assets                                                                                $  877,766           $    399,926
                                                                                      ====================   ====================

                      Liabilities and Shareholders' Equity

Liabilities:
  Accounts payable and accrued expenses                                                     $   17,388           $     11,041
  Credit facility                                                                               65,176                 38,868
  Term redeemable securities contract                                                             --                   11,651
  Repurchase obligations                                                                       225,091                146,894
  Collateralized debt obligations                                                              252,778                   --
  Step up convertible junior subordinated debentures                                              --                   92,248
  Deferred origination fees and other revenue                                                      836                  3,207
                                                                                      --------------------   --------------------
Total liabilities                                                                              561,269                303,909
                                                                                      --------------------   --------------------


Shareholders' equity:
  Class A common stock, $0.01 par value, 100,000 shares authorized, 14,769 and
     6,502 shares issued and outstanding at December 31, 2004 and 2003,
     respectively ("class A common stock")                                                         148                     65
  Restricted class A common stock, $0.01 par value, 283 and 34 shares issued and outstanding at December 31, 2004 and  2003, respectively  ("restricted class
     A common stock" and together with class A common stock, "common stock")                         3                    --
  Additional paid-in capital                                                                   321,937                141,402
  Unearned compensation                                                                           --                     (247)
  Accumulated other comprehensive gain/(loss)                                                    3,815                (33,880)
  Accumulated deficit                                                                           (9,406)               (11,323)
                                                                                      --------------------   --------------------
Total shareholders' equity                                                                     316,497                 96,017
                                                                                      --------------------   --------------------

Total liabilities and shareholders' equity                                                  $  877,766           $    399,926
                                                                                      ====================   ====================



See accompanying notes to consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Operations
              For the Years Ended December 31, 2004, 2003 and 2002
                      (in thousands, except per share data)

                                                                          2004                 2003                 2002
                                                                     ----------------     ----------------    -----------------
Income from loans and other investments:
   Interest and related income                                         $     46,561         $     38,524        $     47,527
   Less:  Interest and related expenses                                     (13,724)              (9,845)            (17,969)
   Less:  Interest and related expenses on step up
        convertible junior subordinated debentures                           (6,417)              (9,730)            (16,192)
                                                                     ----------------     ----------------    -----------------
     Income from loans and other investments, net                            26,420               18,949              13,366
                                                                     ----------------     ----------------    -----------------

Other revenues:
   Management and advisory fees from affiliated Funds managed                 7,853                8,020              10,123
   Income/(loss) from equity investments in Funds                             2,407                1,526              (2,534)
   Advisory and investment banking fees                                         --                   --                2,207
   Gain on sales of investments                                                 300                  --                 --
   Special servicing fees                                                        10                  --                 --
   Other interest income                                                         78                   53                 128
                                                                     ----------------     ----------------    -----------------
     Total other revenues                                                    10,648                9,599               9,924
                                                                     ----------------     ----------------    -----------------

 Other expenses:
   General and administrative                                                15,229               13,320              13,996
   Other interest expense                                                       --                   --                   23
   Depreciation and amortization                                              1,100                1,057                 992
   Net unrealized (gain)/loss on derivative securities and
     corresponding hedged risk on CMBS securities                               --                   --              (21,134)
   Net realized loss on sale of fixed assets, investments and
     settlement of derivative securities                                        --                   --               28,715
   Unrealized loss on available-for-sale securities for
     other-than-temporary impairment                                          5,886                  --                 --
   Provision for/(recapture of) allowance for possible credit
     losses                                                                  (6,672)                 --               (4,713)
                                                                     ----------------     ----------------    -----------------
     Total other expenses                                                    15,543               14,377              17,879
                                                                     ----------------     ----------------    -----------------

   Income before income taxes                                                21,525               14,171               5,411
Income tax expense/(benefit)                                                   (451)                 646              15,149
                                                                     ----------------     ----------------    -----------------
   Net income/(loss)                                                   $     21,976         $     13,525        $     (9,738)
                                                                     ================     ================    =================

Per share information:
   Net earnings/(loss) per share of common stock
     Basic                                                             $       2.17         $       2.27        $      (1.62)
                                                                     ================     ================    =================
     Diluted                                                           $       2.14         $       2.23        $      (1.62)
                                                                     ================     ================    =================
   Dividends declared per share of common stock                        $       1.85         $       1.80        $       --
                                                                     ================     ================    =================
   Weighted average shares of common stock outstanding
     Basic                                                               10,141,380            5,946,718           6,008,731
                                                                     ================     ================    =================
     Diluted                                                             10,276,886           10,287,721           6,008,731
                                                                     ================     ================    =================


          See accompanying notes to consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
              For the Years Ended December 31, 2004, 2003 and 2002
                                 (in thousands)

                                                                                              Restricted
                                                                                    Class A    Class A   Additional
                                                                  Comprehensive      Common     Common    Paid-In   Unearned
                                                                  Income/(Loss)      Stock      Stock     Capital  Compensation
                                                                  ---------------  ---------------------------------------------
Balance at January 1, 2002                                                              61          1    136,930      (583)
Net loss                                                              $   (9,738)       --          --       --        --
Unrealized gain on derivative financial instruments, net of
  related income taxes                                                     1,715        --          --       --        --
Unrealized loss on available-for-sale securities, net of related
  income taxes                                                              (794)       --          --       --        --
Issuance of class A common stock unit awards                                 --         --          --       313       --
Issuance of restricted class A common stock                                  --         --          1        399      (400)
Restricted class A common stock earned                                       --         --          --       --        663
Vesting of restricted class A common stock
  to unrestricted class A common stock                                       --          1         (1)       --        --
Repurchase and retirement of shares of class A common stock
  previously outstanding                                                     --         (8)         --   (10,723)      --
                                                                  ---------------  ---------------------------------------------
Balance at December 31, 2002                                          $   (8,817)       54           1   126,919      (320)
                                                                  ===============
Net income                                                            $   13,525        --          --       --        --
Unrealized gain on derivative financial instruments, net of
  related income taxes                                                     1,990        --          --       --        --
Unrealized loss on available-for-sale securities, net of related
  income taxes                                                            (6,882)       --          --       --        --
Issuance of restricted class A common stock                                  --         --          --       356      (356)
Restricted class A common stock earned                                       --         --          --       --        237
Sale of shares of class A common stock under stock option
  agreement                                                                  --         --          --       281       --
Cancellation of restricted class A common stock                              --         --          --      (192)      192
Vesting of restricted class A common stock
  to unrestricted class A common stock                                       --          1         (1)       --        --
Repurchase and retirement of shares of class A common stock
  previously outstanding                                                     --         (1)         --      (946)      --
Repurchase of warrants to purchase shares of class A common
  stock                                                                      --         --          --    (2,132)      --
Dividends declared on class A common stock                                   --         --          --       --        --
Shares redeemed in one for three reverse stock split                         --         --          --        (8)      --
Shares of class A common stock issued in private offering                    --         11          --    17,124       --
                                                                  ---------------  ---------------------------------------------
Balance at December 31, 2003                                          $    8,633        65          --   141,402      (247)
                                                                  ===============
Net income                                                            $   21,976        --          --       --        --
Unrealized gain on derivative financial instruments                           26        --          --       --        --
Unrealized gain on available-for-sale securities                          37,669        --          --       --        --
Implementation of SFAS No. 123                                               --         --          --      (247)      247
Issuance of restricted class A common stock                                  --         --           3        (3)      --
Sale of shares of class A common stock under stock option
  agreement                                                                  --          1          --       813       --
Vesting of restricted class A common stock to unrestricted class
  A common stock                                                             --         --          --       --        --
Conversion of class A common stock units to class A common stock             --         --          --       411       --
Conversion of step up convertible junior subordinated debentures
  into class A common stock                                                  --         43          --    90,048       --
Restricted class A common stock earned                                       --         --          --     1,342       --
Shares of class A common stock issued in public offering                     --         19          --    41,600       --
Shares of class A common stock issued in direct public offering              --         16          --    37,963       --
Shares of class A common stock issued upon exercise of warrants              --          4          --     8,537       --
Stock options expensed under SFAS No. 123                                    --         --          --        71       --
Dividends declared on class A common stock                                   --         --          --       --        --
                                                                  ---------------  ---------------------------------------------
Balance at December 31, 2004                                          $   59,671   $   148    $      3  $321,937 $     --
                                                                  ===============  =============================================



                                                                    Accumulated
                                                                       Other
                                                                   Comprehensive  Accumulated
                                                                   Income/(Loss)    Deficit       Total
                                                                  -------------------------------------------
Balance at January 1, 2002                                             (29,909)      (3,872)      102,628
Net loss                                                                    --       (9,738)       (9,738)
Unrealized gain on derivative financial instruments, net of
  related income taxes                                                   1,715           --         1,715
Unrealized loss on available-for-sale securities, net of related
  income taxes                                                            (794)          --          (794)
Issuance of class A common stock unit awards                                --           --           313
Issuance of restricted class A common stock                                 --           --           --
Restricted class A common stock earned                                      --           --           663
Vesting of restricted class A common stock
  to unrestricted class A common stock                                      --           --           --
Repurchase and retirement of shares of class A common stock
  previously outstanding                                                    --           --       (10,731)
                                                                  ----------------------------------------
Balance at December 31, 2002                                           (28,988)     (13,610)       84,056

Net income                                                                  --       13,525        13,525
Unrealized gain on derivative financial instruments, net of
  related income taxes                                                   1,990           --         1,990
Unrealized loss on available-for-sale securities, net of related
income taxes                                                            (6,882)          --        (6,882)
Issuance of restricted class A common stock                                 --           --           --
Restricted class A common stock earned                                      --           --           237
Sale of shares of class A common stock under stock option
  agreement                                                                 --           --           281
Cancellation of restricted class A common stock                             --           --           --
Vesting of restricted class A common stock
  to unrestricted class A common stock                                      --           --           --
Repurchase and retirement of shares of class A common stock
  previously outstanding                                                    --           --          (947)
Repurchase of warrants to purchase shares of class A common
  stock                                                                     --           --        (2,132)
Dividends declared on class A common stock                                  --      (11,238)      (11,238)
Shares redeemed in one for three reverse stock split                        --           --            (8)
Shares of class A common stock issued in private offering                   --           --        17,135
                                                                  -----------------------------------------
Balance at December 31, 2003                                           (33,880)     (11,323)       96,017

Net income                                                                  --       21,976        21,976
Unrealized gain on derivative financial instruments                         26           --            26
Unrealized gain on available-for-sale securities                        37,669           --        37,669
Implementation of SFAS No. 123                                              --           --           --
Issuance of restricted class A common stock                                 --           --           --
Sale of shares of class A common stock under stock option
  agreement                                                                 --           --           814
Vesting of restricted class A common stock to unrestricted class
  A common stock                                                            --           --           --
Conversion of class A common stock units to class A common stock            --           --           411
Conversion of step up convertible junior subordinated debentures
  into class A common stock                                                 --           --        90,091
Restricted class A common stock earned                                      --           --         1,342
Shares of class A common stock issued in public offering                    --           --        41,619
Shares of class A common stock issued in direct public offering             --           --        37,979
Shares of class A common stock issued upon exercise of warrants             --           --         8,541
Stock options expensed under SFAS No. 123                                   --           --            71
Dividends declared on class A common stock                                  --      (20,059)      (20,059)
                                                                  -----------------------------------------
Balance at December 31, 2004                                          $  3,815    $  (9,406)    $ 316,497
                                                                  =========================================







          See accompanying notes to consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 2004, 2003 and 2002
                                 (in thousands)

                                                                          2004                 2003                 2002
                                                                     ----------------     ----------------    -----------------
Cash flows from operating activities:
   Net income/(loss)                                                   $     21,976         $     13,525        $     (9,738)
  Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
       Deferred income taxes                                                 (2,254)              (1,784)              8,178
       Provision for/(recapture of) provision for possible credit
         losses                                                              (6,672)               --                 (4,713)
       Unrealized loss on available-for-sale securities for
         other-than-temporary impairment                                      5,886                --                   --
       Depreciation and amortization                                          1,100                1,057                 992
       Loss/(income) from equity investments in Funds                        (2,407)              (1,526)              2,534
       Net gain on sales of CMBS and available-for-sale securities             (300)               --                   (711)
       Cash paid on settlement of fair value hedge                             --                  --                (23,624)
       Unrealized loss on hedged and derivative securities                     --                  --                  2,561
       Restricted class A common stock earned                                 1,342                  237                 663
       Amortization of premiums and accretion of discounts on
         loans and investments, net                                          (1,327)              (1,277)             (2,365)
       Accretion of discount on term redeemable securities contract            --                  --                    680
       Accretion of discounts and fees on convertible trust
         preferred securities, net                                              276                  478               1,305
       Stock option expense                                                      71                --                   --
   Changes in assets and liabilities:
       Deposits and other receivables                                            63                   86                 761
       Accrued interest receivable                                             (806)               3,126                 192
       Prepaid and other assets                                               2,482                  799               1,347
       Deferred origination fees and other revenue                           (2,371)               2,165                (462)
       Accounts payable and accrued expenses                                  2,521               (1,084)               (215)
                                                                     ----------------     ----------------    -----------------
   Net cash provided by/(used in) operating activities                       19,580               15,802             (22,615)
                                                                     ----------------     ----------------    -----------------


Cash flows from investing activities:
       Purchases of available-for-sale securities                             --                   --                (39,999)
       Principal collections on and proceeds from sales of
         available-for-sale securities                                       19,561               43,409             131,347
       Purchases of CMBS                                                    (59,550)              (6,157)               --
       Principal collections on and proceeds from sale of CMBS                5,048                --                 67,880
       Origination and purchase of loans receivable                        (489,480)             (99,600)               --
       Principal collections on loans receivable                            106,422               87,210             136,246
       Equity investments in Funds                                           (8,460)              (9,931)             (5,973)
       Return of capital from Funds                                          10,482               10,758              11,840
       Purchases of equipment and leasehold improvements                       (119)                 (26)                 (5)
       Increase in restricted cash                                             (611)               --                   --
       Purchase of remaining interest in Fund I                               --                  (19,947)              --
                                                                     ----------------     ----------------    -----------------
   Net cash provided by/(used in) investing activities                     (416,707)               5,716             301,336
                                                                     ----------------     ----------------    -----------------

Cash flows from financing activities:
       Proceeds from repurchase obligations                                 189,882               55,672             179,861
       Repayment of repurchase obligations                                 (111,685)             (68,834)           (167,685)
       Proceeds from credit facilities                                      246,852              104,015             118,500
       Repayment of credit facilities                                      (220,544)            (129,232)           (199,711)
       Repayment of notes payable                                             --                    --                  (977)
       Repayment of convertible trust preferred securities                    --                    --               (60,258)
       Proceeds from term redeemable securities contract                      --                  20,000              35,816
       Repayment of term redeemable securities contract                     (11,651)              (8,349)           (173,628)
       Proceeds from issuance of collateralized debt obligations            252,778                --                   --
       Payment of deferred financing costs                                   (6,140)              (2,270)             (1,373)
       Sale of shares of class A common stock under stock option
         agreement                                                              815                  281                --
       Dividends paid on class A common stock                               (15,474)              (8,297)               --
       Proceeds from exercise of warrants for shares of class A
         common stock                                                         8,541                --                   --
       Repurchase of warrants to purchase shares of class A common
         stock                                                                --                  (2,132)               --
       Proceeds from sale of shares of class A common stock                  79,598               17,135                --
       Repurchase and retirement of shares of common and preferred
         stock previously outstanding                                         --                    (955)            (10,731)
                                                                     ----------------     ----------------    -----------------
   Net cash provided by/(used in) financing activities                      412,972              (22,966)           (280,186)
                                                                     ----------------     ----------------    -----------------

Net increase/(decrease) in cash and cash equivalents                         15,845               (1,448)             (1,465)
Cash and cash equivalents at beginning of year                                8,738               10,186              11,651
                                                                     ----------------     ----------------    -----------------
Cash and cash equivalents at end of year                               $     24,583         $      8,738        $     10,186
                                                                     ================     ================    =================


          See accompanying notes to consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

1.  Organization

cReferences herein to "we," "us" or "our" refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

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

2.  REIT Election

In December 2002, our board of directors authorized our election to be taxed as a real estate investment trust ("REIT") beginning with the 2003 tax year. We will continue to make, for our own account and as investment manager for the account of funds under management, credit sensitive structured financial products including loans and debt-related investments in various types of commercial real estate.

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

                      Capital Trust, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements, continued



3.  Application of New Accounting Standard, continued

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

4.  Venture with Citigroup Alternative Investments LLC

On March 8, 2000, we entered into a venture with affiliates of Citigroup Alternative Investments LLC pursuant to which they agreed, among other things, to co-sponsor and invest capital in a series of commercial real estate mezzanine investment funds managed by us with certain investment criteria. Pursuant to the venture agreement, which was amended in 2003, we have co-sponsored three funds; CT Mezzanine Partners I LLC, CT Mezzanine Partners II LP and CT Mezzanine Partners III, Inc., which we refer to as Fund I, Fund II and Fund III, respectively. Our wholly-owned subsidiary, CT Investment Management Co., LLC, serves as the exclusive investment manager to Fund I, Fund II and Fund III.

Fund I was formed in March 2000. An affiliate of Citigroup Alternative Investments and our wholly-owned subsidiary, as members thereof, made capital commitments of up to $150 million and $50 million, respectively. During its investment period, Fund I made approximately $330 million of investments. In January 2003, we purchased the 75% interest in Fund I held by an affiliate of Citigroup Alternative Investments for a purchase price of approximately $38.4 million (including the assumption of liabilities), equal to the book value of the fund. On January 31, 2003, we began consolidating the balance sheet and operations of Fund I in our consolidated financial statements.

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

Fund III was formed in June 2003. Fund III effected its final closing on third-party investor equity commitments in August 2003. Fund III has total equity commitments of $425 million including $20 million made by us and $80 million made by affiliates of Citigroup Alternative Investments. Third-party private equity investors made the remaining equity commitments. Through December 31, 2004, Fund III made approximately $800 million of investments.

In connection with entering into the venture agreement and formation of Fund I and Fund II, we issued to affiliates of Citigroup Alternative Investments warrants to purchase 2,842,822 shares of our class A common stock. The warrants had a $15.00 per share exercise price and were exercisable until expiration on March 10, 2005. We capitalized the value of the warrants at issuance and they are being amortized over the anticipated lives of the Funds. In January 2003, we purchased all of the outstanding warrants for $2.1 million. We had no further obligations to issue additional warrants to Citigroup at December 31, 2004.

                      Capital Trust, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements (continued)


5.  Summary of Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, CT Investment Management Co. (as described in Note 3), CT-F1, LLC (direct member and equity owner of Fund I), CT Mezzanine
Partners I LLC, CT-F2-LP, LLC (limited partner of Fund II), CT-F2-GP, LLC (direct member and equity owner of Fund II GP), CT-BB Funding Corp. (finance subsidiary for three mezzanine loans), CT LF Funding Corp. (finance subsidiary for all of our CMBS securities), Capital Trust RE CDO 2004-1 LTD (issuer of floating rate CDO securities), CT RE CDO 2004-1 Sub LLC (purchaser of unrated and non-investment grade securities of CDO) and VIC, Inc., which together with us wholly owns Victor Capital Group, L.P. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Interest income for our loans and investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis.

Fees received in connection with loan commitments, net of direct expenses, are deferred until the loan is advanced and are then recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration. Exit fees are also recognized over the estimated term of the loan as an adjustment to yield. Purchased discounts for credit quality are amortized over the estimated term of the loan as an adjustment to yields. Cash flows received in excess of original estimates are recognized prospectively as an adjustment to yield.

Income recognition is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Fees from investment management services and special servicing are recognized when earned on an accrual basis. Fees from professional advisory services are generally recognized at the point at which all of our services have been performed and no significant contingencies exist with respect to entitlement to payment. Fees from asset management services are recognized as services are rendered.

We account for incentive fees we can potentially earn from the Funds in accordance with Method 1 of Emerging Issues Task Force Topic D-96. Under Method 1, no incentive income is recorded until all contingencies have been eliminated. Method 1 is the preferred method as it eliminates the potential that revenue will be recognized in one quarter and reversed in a future quarter. Incentive income received prior to that date is recorded as unearned income (a liability). No incentive fees have been earned at December 31, 2004 and as such, no amount of such potential fees has been accrued as income in our financial statements. The amount of incentive fees to be received in the future will depend upon a number of factors, including the level of interest rates and the fund's ability to generate returns in excess of 10%, which is in turn impacted by the duration and ultimate performance of the fund's assets. Potential incentive fees received as Fund II winds down could result in significant additional income from operations in certain periods during which such payments can be recorded as income. If Fund II's assets were sold and liabilities were settled on January 1, 2005 at the recorded book value, and the fund's equity and income were distributed, we would record approximately $9.5 million of gross incentive fees.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


5.  Summary of Significant Accounting Policies, continued

Cash and Cash Equivalents

We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. At December 31, 2004 and 2003, a majority of the cash and cash equivalents consisted of overnight investments in commercial paper. We had no bank balances in excess of federally insured amounts at December 31, 2004 and 2003. We have not experienced any losses on our demand deposits, commercial paper or money market investments.

Restricted Cash

Restricted cash is $611,000 on deposit with the trustee for CDO-1, representing the proceeds of loan repayments which will be used to purchase replacement loans (either from third parties or us) as collateral for the CDO.

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

We account for CMBS under Emerging Issues Task Force 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". Under Emerging Issues Task Force 99-20, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience and the present value of the revised cash flows using the current expected yield is less than the present value of the previously estimated remaining cash flows, adjusted for cash receipts during the intervening period, an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value with the resulting change being included in income and a new cost basis established with the original discount or premium written off when the new cost basis is established. In accordance with this guidance, on a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, we calculate a revised yield based on the current amortized cost of the investment, including any other-than-temporary impairments recognized to date, and the revised cash flows. The revised yield is then applied prospectively to recognize interest income.

Management must also assess whether unrealized losses on securities reflect a decline in value that is other than temporary, and, accordingly, write the impaired security down to its fair value, through a charge to earnings. We have assessed our securities to first determine whether there is an indication of possible other than temporary impairment and then where an indication exists to determine if other than temporary impairment did in fact exist. During the fourth quarter of 2004, we concluded that two of our CMBS investments had incurred other than temporary impairment and we incurred a charge of $5.9 million through the income statement. With respect to the remaining securities, we believe there has not been any adverse change in cash flows since inception, therefore we did not recognize any other than temporary impairment on the remaining CMBS investments. Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectibility of the principal and interest, net of related expenses, on the underlying loans.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


5.  Summary of Significant Accounting Policies, continued

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

Loans Receivable and Reserve for Possible Credit Losses

We purchase and originate commercial mortgage and mezzanine loans to be held as long-term investments at amortized cost. Management must periodically evaluate each of these loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan were determined to be permanently impaired, we would write down the loan through a charge to the reserve for possible credit losses. Given the nature of our loan portfolio and the underlying commercial real estate collateral, significant judgment of management is required in determining permanent impairment and the resulting charge to the reserve, which includes but is not limited to making assumptions regarding the value of the real estate that secures the mortgage loan.

Our accounting policies require that an allowance for estimated credit losses be reflected in our financial statements based upon an evaluation of known and inherent risks in our mortgage and mezzanine loans. Quarterly, management reevaluates the reserve for possible credit losses based upon our current portfolio of loans. Each loan in our portfolio is evaluated using our loan risk rating system which considers loan to value, debt yield, cash flow stability, exit plan, loans sponsorship, the loan structure and any other factors necessary to assess the loans likelihood of delinquency or default. If we believe that there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our loan, and this potential loss is multiplied by the default likelihood. Actual losses, if any, could ultimately differ from these estimates.

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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


5.  Summary of Significant Accounting Policies, continued

Deferred Financing Costs

The deferred financing costs which are included in other assets on our consolidated balance sheets include issuance costs related to our debt and are amortized using the straight-line method which is similar to the results of the effective interest method.

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

We have also used interest rate caps to reduce our exposure to interest rate changes on investments. We would have received payments on an interest rate cap if the variable rate for which the cap was purchased exceed a specified threshold level and would have recorded an adjustment to the interest income related to the related earning asset. We had no interest rate caps in place at December 31, 2004.

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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


5.  Summary of Significant Accounting Policies, continued

Accounting for Stock-Based Compensation

We comply with the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Statement of Financial Accounting Standards No. 123 encourages the adoption of a fair-value based accounting method for employee stock-based compensation plans, but also permits companies to continue accounting for stock-based compensation plans as prescribed by Accounting Principles Board Opinion No. 25. However, companies electing to continue accounting for stock-based compensation plans under Accounting Principles Board Opinion No. 25 must make pro forma disclosures as if they adopted the cost recognition requirements of Statement of Financial Accounting Standards No. 123.

Through December 31, 2003, we continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for the years ended December 31, 2003 and 2002 for awards under our stock plans in the accompanying consolidated statements of operations as the exercise price of the stock options granted thereunder equaled the market price of the underlying stock on the date of the grant. During the fourth quarter of 2004, we elected to adopt the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 using the modified prospective method provided in Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Under the modified prospective method, we recognized stock-based employee compensation costs based upon the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 effective January 1, 2004. Compensation expense is recognized on the accelerated attribution method under Financial Accounting Standards Board Interpretation No. 28.

Pro forma information regarding net income and net earnings per share of common stock has been estimated at the date of the grant using the Black-Scholes option-pricing model based on the following assumptions for the year ended December 31, 2002 (no options were granted during the years ended December 31, 2004 and 2003):

           Risk-free interest rate                     4.30%
           Volatility                                 25.0%
           Dividend yield                              0.0%
           Expected life (years)                       5.0

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. The weighted average fair value of each stock option granted during the year ended December 31, 2002 was $1.64.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information for the years ended December 31, 2003 and 2002 is as follows (in thousands, except for net earnings (loss) per share of common stock):


                                                                  2003                    2002
                                                        -------------------------------------------------
                                                            As                       As
                                                         reported   Pro forma     reported   Pro forma
                                                        ----------- ------------------------ ------------
   Net income                                            $  13,525   $  13,280    $  (9,738)  $ (10,038)
   Net earnings per share of common stock:
      Basic                                              $    2.27   $    2.23    $   (0.54)  $   (0.56)
      Diluted                                            $    2.23   $    2.21    $   (0.54)  $   (0.56)

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


5.  Summary of Significant Accounting Policies, continued

Comprehensive Income

Effective January 1, 1998, we adopted the FASB's Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The statement changes the reporting of certain items currently reported in the shareholders' equity section of the balance sheet and establishes standards for reporting of comprehensive income and its components in a full set of general-purpose financial statements. Total comprehensive income/(loss) was $59,671,000, $8,633,000 and ($8,817,000) for the years ended December 31, 2004,
2003 and 2002, respectively. The primary component of comprehensive income other than net income was the unrealized gain/(loss) on derivative financial instruments and available-for-sale securities, net of related income taxes for 2002. At December 31, 2004, accumulated other comprehensive income is $3,815,000 comprised of unrealized gains on CMBS of $3,621,000 and unrealized gains on cash flow swaps of $194,000.

Earnings per Share of Common Stock

Earnings per share of common stock are presented based on the requirements of the FASB's Statement of Accounting Standards No. 128 ("SFAS No. 128"). Basic EPS is computed based on the income applicable to common stock (which is net income or loss reduced by the dividends on the preferred stock) divided by weighted average number of shares of common stock outstanding during the period. Diluted EPS is based on the net earnings applicable to common stock plus, if dilutive, interest paid on convertible trust preferred securities, net of tax benefit, divided by weighted average number of shares of common stock and potentially dilutive shares of common stock that were outstanding during the period. At December 31, 2004, potentially dilutive shares of common stock include dilutive common stock options. At December 31, 2004 and 2003, potentially dilutive shares of common stock include convertible trust preferred securities and dilutive common stock options. At December 31, 2002, potentially dilutive shares of common stock include convertible trust preferred securities, dilutive common stock warrants and options and future commitments for stock unit awards.

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

Reclassifications

Certain reclassifications have been made in the presentation of the 2003 and 2002 consolidated financial statements to conform to the 2004 presentation.

Segment Reporting

We established two reportable segments beginning January 1, 2003. We have an internal information system that produces performance and asset data for its two segments along service lines.

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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


5.  Summary of Significant Accounting Policies, continued

Prior to January 1, 2003, we managed our operations as one segment, therefore separate segment reporting is not presented for 2002, as the financial information for that segment is the same as the information in the consolidated financial statements.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment", which is a revision of Statement of Financial Accounting Standards No. 123 and supersedes APB Opinion No. 25. Statement of Financial Accounting Standards No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. Statement of Financial Accounting Standards No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of Statement of Financial Accounting Standards No. 123. As we have adopted Statement of Financial Accounting Standards No. No. 123 effective January 1,
2004, we do not believe that adoption of Statement of Financial Accounting Standards 123(R) will have a material impact on our future financial results.

6.  Available-for-Sale Securities

At December 31, 2003, our available-for-sale securities consisted of the following (in thousands):


                                                                                 Gross
                                                               Amortized       Unrealized       Estimated
                                                                          ---------------------
                                                                  Cost       Gains    Losses    Fair Value
                                                              -----------------------------------------------
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due September 1, 2031                  $   2,368   $    89     $   --  $    2,457
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due September 1, 2031                      8,418       269         --       8,687
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due September 1, 2031                        721        28         --         749
   Federal Home Loan Mortgage Corporation Gold, fixed rate
      interest at 6.50%, due April 1, 2032                          7,784       375         --       8,159
                                                              -----------------------------------------------
                                                                $  19,291   $   761     $   --  $   20,052
                                                              ===============================================

On June 14, 2004, we sold our entire portfolio of available-for-sale securities for a gain of $300,000 over their amortized cost.

7.  Commercial Mortgage-Backed Securities

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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


7.  Commercial Mortgage-Backed Securities, continued

On March 3, 1999, through our then newly formed wholly-owned subsidiary, CT-BB Funding Corp., we acquired a portfolio of fixed rate "BB" rated CMBS from an affiliate of a then existing credit facility lender. The portfolio, which is comprised of 11 separate issues with an aggregate face amount of $246.0 million, was purchased for $196.9 million. In connection with the transaction, an affiliate of the seller provided three-year term financing for 70% of the purchase price at a floating rate above the London Interbank Offered Rate, or LIBOR, and entered into an interest rate swap for the full duration of the portfolio securities thereby providing a hedge for interest rate risk. The financing was provided at a rate that was below the current market for similar financings and, as such, we reduced the carrying amounts of the assets and the debt by $10.9 million to adjust the yield on the debt to current market terms. In June 2002, three sales of CMBS in two issues were completed. The securities, which were specifically identified and had a basis of $31,012,000 including amortization of discounts, were sold for $31,371,000 resulting in a net gain of $359,000.

During the year ended December 31, 2003, we purchased $6,542,000 face amount of interests in two CMBS issues for $6,157,000. During the year ended December 31, 2004, we purchased four investments in three separate issues of commercial mortgage-backed securities. The securities had a face value of $61,293,000 and were purchased at a discount for $59,551,000. During the year ended December 31, 2004, we received full satisfaction of one of the issues purchased in 2003 for $5,000,000 and received amortization payments of $48,000 on one of the issues purchased in 2004.

During the fourth quarter of 2004, we concluded that two of our CMBS investments with face amounts totaling $11.7 million had incurred other than temporary impairment due to changes in the expected cash flows and recorded a charge of $5.9 million through the income statement to record these two investments at the current market value. Our estimates of recoverability indicate that we will not recover $1.8 million of the face value on one of the securities written down and expect full collection of the face value on the other security. We expect a full recovery from our other securities and did not recognize any other than temporary impairment on the remaining CMBS investments.

At December 31, 2004, four CMBS issues with an aggregate market value of $35.5 million and unrealized losses of $10.7 million have been in an unrealized loss position for greater than twelve months. One additional security with a market value of $29.2 million and unrealized losses of $70,000 have been in a loss position for less than twelve months. We believe that these market value losses are temporary. We do not expect any actual losses in the classes of the bonds that we hold and expect the value of the individual bonds will increase as currently delinquent loans are resolved and the bonds approach maturity.

At December 31, 2004, we held nineteen investments in fourteen separate issues of commercial mortgage-backed securities with an aggregate face value of
$271,757,000. Commercial mortgage-backed securities with a face value of $61,245,000 earn interest at a variable rate, which averages the London Interbank Offered Rate, or LIBOR, plus 2.28% (4.67% at December 31, 2004). The remaining commercial mortgage-backed securities, $210,512,000 face value, earn interest at fixed rates averaging 7.65% of the face value. We purchased all of the commercial mortgage-backed securities at discounts. As of December 31, 2004, the remaining discount to be amortized into income over the remaining lives of the securities was $22,338,000. At December 31, 2004, with discount amortization, the commercial mortgage-backed securities earn interest at a blended rate of 8.58% of the fair value net of the unamortized discount. As of December 31, 2004, the securities were carried at fair value of $247,765,000, reflecting a $3,621,000 unrealized gain to their amortized cost. The CMBS mature at various dates from October 2005 to September 2015. At December 31, 2004, the expected average life for the CMBS portfolio is 75 months.

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

At December 31, 2004 and 2003, our loans receivable consisted of the following (in thousands):

                                                     2004             2003
                                                ---------------- ---------------
   First mortgage loans                           $     3,038     $    12,672
   Property mezzanine loans                           159,506         106,449
   B Notes                                            393,620          64,600
                                                ---------------  ---------------
                                                      556,164         183,721
   Less: reserve for possible credit losses              --            (6,672)
                                                ---------------  ---------------
   Total loans                                    $   556,164     $   177,049
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

One first mortgage loan with an original principal balance of $8,000,000 reached maturity on July 15, 2002 and has not been repaid with respect to principal and interest. In December 2002, the loan was written down to $4,000,000 through a charge to the allowance for possible credit losses. During the years ended December 31, 2004 and 2003, we received proceeds of $231,000 and $731,000, respectively, reducing the carrying value of the loan to $3,038,000. In accordance with our policy for revenue recognition, income recognition has been suspended on this loan and for the years ended December 31, 2004, 2003 and 2002, $930,000, $912,000 and $958,000, respectively, of potential interest income has not been recorded.

During the year ended December 31, 2004, we purchased or originated six property mezzanine loans for $77,282,000 and 63 B Notes for $412,420,000, received partial repayments on 34 loans totaling $18,215,000 and one mortgage loan, three property mezzanine loan and twelve B Notes totaling $98,207,000 were satisfied and repaid. We have no outstanding loan commitments at December 31, 2004.

At December 31, 2004, the weighted average interest rate in effect, including amortization of fees and premiums, for our performing loans receivable were as follows:

   Property mezzanine loans                                      9.22%
   B Notes                                                       7.05%
             Total Loans                                         7.68%

At December 31, 2004, $472,397,000 (85%) of the aforementioned performing loans bear interest at floating rates ranging from LIBOR plus 300 basis points to LIBOR plus 900 basis points. The remaining $80,729,000 (15%) of loans bear interest at fixed rates ranging from 8.12% to 11.67%.

The range of maturity dates and weighted average maturity at December 31, 2004 of our performing loans receivable was as follows:

                                                                       Weighted
                                                                       Average
                                         Range of Maturity Dates       Maturity
                                 ----------------------------------   ----------
   Property mezzanine loans      January 2006 to September 2011       42 Months
   B Notes                       April 2005 to August 2008            17 Months
             Total Loans         April 2005 to September 2011         24 Months

There are no loans to a single borrower or to related groups of borrowers that exceed ten percent of total assets. Approximately 14% and 12% of all performing loans are secured by properties in New York and Florida, respectively. Approximately 30% of all performing loans are secured by office buildings and approximately 27% are secured by hotels. These credit concentrations are adequately collateralized as of December 31, 2004.

In connection with the aforementioned loans, at December 31, 2004 and 2003, we have deferred origination fees, net of direct costs of $541,000 and $828,000, respectively, which are being amortized into income over the life of the loan. At December 31, 2004 and 2003, we have recorded $99,000 and $86,000, respectively, of exit fees, which will be collected at the loan pay-off. These fees are recorded as interest income on a basis to realize a level yield over the life of the loans.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


8.  Loans Receivable, continued

As of December 31, 2004, performing loans totaling $481,199,000 are pledged as collateral for borrowings on our credit facility, repurchase agreements and term redeemable securities contract.

Quarterly, management reevaluates the reserve for possible credit losses based upon our current portfolio of loans. Each loan in our portfolio is evaluated using our loan risk rating system which considers loan to value, debt yield, cash flow stability, exit plan, loans sponsorship, the loan structure and any other factors necessary to assess the likelihood of delinquency or default. If we believe that there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our loan, and this potential loss is multiplied by the default likelihood. A detailed review of the entire portfolio was completed at December 31, 2004 and certain loans that we previously had specific concerns about were either repaid or the conditions which caused the concern were eliminated. Based upon the changes in conditions of these loans and the evaluations completed on the remainder of the portfolio, we concluded that a reserve for possible credit losses was no longer warranted and the reserve was recaptured. The activity on the reserve for possible credit losses on loans receivable was as follows for the years ended December 31, 2004, 2003 and 2002 (in thousands):


                                                      2004              2003               2002
                                                  --------------    --------------     --------------
Beginning balance                                   $   6,672         $   4,982          $  13,695
   Provision for (recapture of) allowance for
     possible credit losses                            (6,672)              --              (4,713)
   Additional reserve established with Fund I
     purchase                                             --              1,690               --
   Amounts charged against reserve for possible
     credit losses                                        --                 --             (4,000)
                                                  --------------    --------------     --------------
Ending balance                                      $     --          $   6,672          $   4,982
                                                  ==============    ==============     ==============


9.  Equity Investment in Funds

Fund I

As part of the venture with Citigroup Alternative  Investments,  as described in
Note 3, we held an equity investment in Fund I during the years ended December 31, 2003 and 2002. The activity for our equity investment in Fund I for the years ended December 31, 2003 and 2002 was as follows (in thousands):

                                                   2003              2002
                                               --------------    --------------
Beginning balance                                $   6,609         $  21,087
   Capital contributions to Fund I                     --                --
   Company portion of Fund I income/(loss)             143            (4,345)
   Distributions from Fund I                           --            (10,133)
   Purchase of remaining fund equity                (6,752)              --
                                               --------------    --------------
Ending balance                                   $     --          $   6,609
                                               ==============    ==============

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

For the years ended December 31, 2003 and 2002, we received $17,000 and $530,000, respectively, of fees for management of Fund I.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


9.  Equity investment in Funds, continued

Fund II

We had equity investments in Fund II during the years ended December 31, 2004, 2003 and 2002. We account for Fund II on the equity method of accounting as we have a 50% ownership interest in the general partner of Fund II. The activity for our equity investment in Fund II for the years ended December 31, 2004, 2003 and 2002 was as follows (in thousands):

                                                      2004              2003               2002
                                                  --------------    --------------     --------------
Beginning balance                                   $   9,209         $  12,277          $   7,024
   Capital contributions to Fund II                       --              5,459              5,150
   Company portion of Fund II income                    1,975             2,144              1,810
   Distributions from Fund II                          (8,125)          (10,671)            (1,707)
                                                  --------------    --------------     --------------
Ending balance                                      $   3,059         $   9,209          $  12,277
                                                  ==============    ==============     ==============

As of December 31, 2004, Fund II has loans and investments outstanding totaling $131,912,000, all of which are performing in accordance with the terms of the loan agreements.

For the years ended December 31, 2004, 2003 and 2002, we received $1,815,000, $3,904,000 and $8,089,000, respectively, of fees for management of Fund II.

Fund II GP

Fund II GP serves as the general partner for Fund II. Fund II GP is owned 50% by us and 50% by Citigroup.

We had equity investments in Fund II GP during the years ended December 31, 2004, 2003 and 2002. The activity for our equity investment in Fund II GP was as follows (in thousands):

                                                      2004              2003               2002
                                                  --------------    --------------     --------------
Beginning balance                                      $  3,470         $   3,499          $   2,675
     Capital contributions to Fund II GP                    --                757                823
     Company portion of Fund II GP income/(loss)           (339)             (786)                 1
     Distributions from Fund II GP                         (700)              --                  --
                                                    --------------    --------------     --------------
  Ending balance                                       $   2,431        $   3,470          $   3,499
                                                    ==============    ==============     ==============


In addition, we earned $600,000 and $1,505,000 of consulting fees from Fund II GP during the years ended December 31, 2003 and 2002, respectively. At December 31, 2002, we had receivables of $380,000 from Fund II GP, which is included in prepaid and other assets.

In accordance with the limited partnership agreement of Fund II, Fund II GP may earn incentive compensation when certain returns are achieved for the limited partners of Fund II, which will be accrued if and when earned.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


9.  Equity investment in Funds, continued

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

The activity for our equity investment in Fund III was as follows (in thousands):

                                                 2004              2003
                                             --------------    --------------
Beginning balance                              $   3,563         $     --
   Capital invested                                8,460             2,800
   Costs capitalized                                 --                914
   Company portion of Fund III income                772                25
   Amortization of capitalized costs                (153)              (88)
   Distributions received from Fund III           (1,657)              (88)
                                             --------------    --------------
Ending balance                                 $  10,985         $   3,563
                                             ==============    ==============

As of December 31, 2004, Fund III has loans and investments outstanding totaling $602,386,000, all of which are performing in accordance with the terms of the loan agreements.

Based upon the $425.0 million aggregate equity commitments made at the initial and subsequent closings, during the investment period of Fund III, we will earn annual investment management fees of $6.0 million through the service of our subsidiary, CT Investment Management Co., as investment manager to Fund III. During the years ended December 31, 2004 and 2003, we received 6,038,000 and $3,500,000, respectively, of fees for management of Fund III.

Investment Costs Capitalized

In connection with entering into the venture agreement and related fund business, we capitalized certain costs, including the cost of warrants issued and legal costs incurred in negotiating and concluding the venture agreement with Citigroup Alternative Investments. These costs are being amortized over the expected life of the fund business and related venture agreement (10 years). The activity for these investment costs for the years ended December 31, 2004, 2003 and 2002 was as follows (in thousands):


                                                      2004              2003               2002
                                                  --------------    --------------     --------------
Beginning balance                                   $   5,745         $   6,589          $   7,443
   Costs capitalized                                      --                --                 --
   Amortization of capitalized costs                     (844)             (844)              (854)
                                                  --------------    --------------     --------------
Ending balance                                      $   4,901         $   5,745          $   6,589
                                                  ==============    ==============     ==============

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


10.  Equipment and Leasehold Improvements

At December 31, 2004 and 2003, equipment and leasehold improvements, net, are summarized as follows (in thousands):

                                                 Period of
                                             Depreciation or
                                               Amortization              2004                2003
                                         --------------------------  --------------     ---------------
   Office and computer equipment              1 to 3 years               $   671            $   566
   Furniture and fixtures                     5 years                        159                146
   Leasehold improvements                     Term of leases                 389                388
                                                                     --------------     ---------------
                                                                           1,219              1,100
   Less:  accumulated depreciation                                          (912)              (808)
                                                                     --------------     ---------------
                                                                         $   307            $   292
                                                                     ==============     ===============


Depreciation and amortization expense on equipment and leasehold improvements, which are computed on a straight-line basis, totaled $104,000, $124,000 and $138,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Equipment and leasehold improvements are included at their depreciated cost in prepaid and other assets in the consolidated balance sheets.

11.  Long-Term Debt

Credit Facility

Effective June 27, 2003, we entered into a credit agreement with a commercial lender who has been providing credit to us since June 8, 1998. The $150 million credit facility matures July 16, 2005 and has an automatic nine month amortizing extension option, if not otherwise extended. We incurred an initial commitment fee of $1,425,000 upon the signing of this new agreement which is being amortized over the term of the agreement.

The credit facility provides for advances to fund lender-approved loans and investments made by us, which we refer to as "funded portfolio assets". Our obligations under the credit facility are secured by pledges of the funded portfolio assets acquired with advances under the credit facility.

Borrowings under the credit facility bears interest at specified rates over LIBOR, which rates may fluctuate, based upon the credit quality of the funded portfolio assets. This facility is also subject to a minimum usage fee if average borrowings for a quarter are less than a threshold amount. The credit facility provides for margin calls on asset-specific borrowings in the event of asset quality and/or market value deterioration as determined under the credit facility. The credit facility contains customary representations and warranties, covenants and conditions and events of default. The credit facility also contains a covenant obligating us to avoid undergoing an ownership change that results in John R. Klopp or Samuel Zell no longer retaining their senior offices and directorships with us and practical control of our business and operations.

At December 31, 2004, we have borrowed $65,176,000 under the credit facility at an average interest rate of LIBOR plus 1.74% (4.02% at December 31, 2004). On December 31, 2004, the unused amount of potential credit under the remaining credit facility was $84,824,000. Assuming no additional utilization under the credit facility and including the amortization of fees paid and capitalized over the term of the credit facility, the all-in effective borrowing cost was 5.37% at December 31, 2004. We have pledged assets of $107,384,000 as collateral for the borrowing against such credit facility.

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

On February 28, 2002, we entered into a new term redeemable securities contract. This term redeemable securities contract was utilized to finance certain of the assets that were previously financed with a maturing credit facility and term redeemable securities contract. The term redeemable securities contract, which allowed for a maximum financing of $75 million, was recourse to us and had a two-year term with an automatic one-year amortizing extension option, if not otherwise extended. We incurred an initial commitment fee of $750,000 upon the signing of the term redeemable securities contract and we paid interest at specified rates over LIBOR. This term redeemable securities contract expired on February 28, 2004 and was repaid with the financed assets being financed under the credit facility.

Repurchase Obligations

At December 31, 2004, we were obligated to three counterparties under repurchase agreements.

The repurchase obligation with the first counterparty, an affiliate of a securities dealer, was utilized to finance commercial mortgage-backed securities. At December 31, 2004, we have sold commercial mortgage-backed securities with a book and market value of $245,993,000 and have a liability to repurchase these assets for $152,435,000 that is non-recourse to us. At December 31, 2003, we sold commercial mortgage-backed securities assets with a book and market value of $151,964,000 and had a liability to repurchase these assets for $88,365,000. This repurchase obligation had an original one-year term that expired in February 2003 and was extended three times to its current maturity in March 2006. The liability balance bears interest at specified rates over LIBOR based upon each asset included in the obligation.

The first repurchase obligation with the second counterparty, a securities dealer, was entered into on May 28, 2003 pursuant to the terms of a master repurchase agreement that, as increased in August 2003, allows us to incur $100.0 million of repurchase obligations to finance specific assets. At December 31, 2004, the master repurchase agreement has been utilized to finance three loans. At December 31, 2004, we have sold loans with a book and market value of $32,645,000 and have a liability to repurchase these assets for $26,500,000 and can borrow an additional $98,000 without the need to pledge additional assets as collateral. At December 31, 2003, we sold loans with a book and market value of $53,197,000 and had a liability to repurchase these assets for $16,982,000. The master repurchase agreement was extended during 2004 and now terminates on June 1, 2006 and bears interest at specified rates over LIBOR based upon each asset included in the obligation.

The second repurchase obligation with the second counterparty, was entered into on August 17, 2004 pursuant to the terms of a master repurchase agreement that allows us to incur $50.0 million of repurchase obligations to finance specific assets. At December 31, 2004, the master repurchase agreement has been utilized to finance nine loans. At December 31, 2004, we have sold loans with a book and market value of $32,215,000 and have a liability to repurchase these assets for $20,424,000. The master repurchase agreement terminates on September 1, 2007, and bears interest at specified rates over LIBOR based upon each asset included in the obligation.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


11.  Long-Term Debt, continued

The repurchase obligations with the third counterparty, a securities dealer, were entered into to finance three loans. At December 31, 2004, we have sold loans with a book and market value of $31,140,000 and have a liability to repurchase these assets for $25,732,000. At December 31, 2003, we sold a loan with a book and market value of $16,325,000 and had a liability to repurchase this asset for $13,876,000. The repurchase agreements have current maturity dates ranging from March 2005 to August 2005.

The average borrowing rate in effect for all the repurchase obligations outstanding at December 31, 2004 was LIBOR plus 1.02% (3.32% at December 31,
2004). Assuming no additional utilization under the repurchase obligations and including the amortization of fees paid and capitalized over the term of the repurchase obligations, the all-in effective borrowing cost was 3.41% at December 31, 2004.

At December 31, 2003, we were obligated to two other counterparties under repurchase agreements in addition to those above.

The repurchase obligation with the first counterparty, a securities dealer, arose in connection with the purchase of Federal Home Loan Mortgage Corporation Gold available-for-sale securities. At December 31, 2003, we had sold such assets with a book and market value of $20,052,000 and had a liability to repurchase these assets for $19,461,000. This repurchase agreement was repaid in full when the securities were sold during 2004. The liability balance bore interest at LIBOR.

The repurchase obligations with the other counterparty, a securities dealer, were entered into during the 2003 in connection with the purchase of a loan and CMBS securities. At December 31, 2003, we sold a loan and CMBS with a book and market value of $9,950,000 and had a liability to repurchase these assets for $8,210,000. The repurchase agreements were matched to the term of the underlying loan and CMBS and were repaid when the assets were repaid in 2004. The repurchase agreements bore interest at specified rates over LIBOR based upon each asset included in the obligation.

The average borrowing rate in effect for all the repurchase obligations outstanding at December 31, 2003 was LIBOR plus 0.99% (2.15% at December 31,
2003). Assuming no additional utilization under the repurchase obligations and including the amortization of fees paid and capitalized over the term of the repurchase obligations, the all-in effective borrowing cost was 2.65% at December 31, 2003.

Collateralized Debt Obligations

On July 20, 2004, we issued six tranches of investment grade collateralized debt obligations, commonly known as CDOs, to third party investors through our wholly-owned subsidiary Capital Trust RE CDO 2004-1 Ltd., which we refer to as CDO-1. In the transaction, CDO-1 issued secured investment grade rated CDOs with a principal amount of $252,778,000, and we purchased through a wholly-owned subsidiary the four remaining tranches of unrated and below investment grade rated CDOs and the equity interests issued by CDO-1. CDO-1 is a variable interest entity and our ownership of the unrated and non-investment grade tranches results in us being the primary beneficiary. As such, we consolidate the activity of CDO-1 in our financial statements.

Proceeds from the sale of six investment grade tranches issued by CDO-1 were used to purchase a $251.2 million portfolio of B notes and mezzanine loans from a third party which are held as collateral in CDO-1. The $72.9 million remaining assets pledged as collateral in CDO-1 were contributed from our existing portfolio of loans and CMBS. CDO-1 holds these assets, along with cash, which totals $324,074,000 as collateral for the CDOs. The six investment grade tranches were issued with floating rate coupons with a combined weighted average rate of LIBOR + 0.62% (3.03% at December 31, 2004), have a remaining expected average maturity of 4.5 years as of December 31, 2004, are treated as a secured financing and are non-recourse to us. We incurred $5,508,000 of issuance costs which will be amortized on a level yield basis over the average life of CDO-1 raising the all-in effective borrowing cost to LIBOR plus 1.04%. CDO-1 was structured to match fund the cash flows from a significant portion of our existing and newly acquired B notes, mezzanine loans and CMBS.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


12.  Derivative Financial Instruments

We account for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement of Financial Accounting Standards No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

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

We undertook a fair value hedge to sustain the value of our CMBS holdings. This fair value hedge, when viewed in conjunction with the fair value of the securities, was intended to sustain the value of those securities as interest rates rise and fall. During the period from January 1, 2002 to December 20, 2002, we recognized a loss of $16,234,000 for the decrease in the value of the swap which was substantially offset by a gain of $15,924,000 for the change in the fair value of the securities attributed to the hedged risk resulting in a $310,000 charge to unrealized loss on derivative securities on the consolidated statement of operations. In conjunction with the sale of the CMBS in 2002, in order to maintain the effectiveness of the hedge, we reduced the maturity of the fair value hedge from December 2014 to November 2009 and recognized a realized gain for the payments received totaling $940,000. On December 23, 2002, in order to eliminate accumulated earnings and profits in anticipation of our election of REIT status for tax purposes, the fair value hedge was settled resulting in a realized loss of $23.6 million.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


12.  Derivative Financial Instruments, continued

We utilize cash flow hedges in order to better control interest costs on variable rate debt transactions. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are considered cash flow hedges. During the period from January 1, 2002 to December 20, 2002, the fair value of the cash flow swaps decreased by $3.3 million, which was deferred into other comprehensive loss until the cash flow hedges were settled on December 23, 2002 and the settlement amount of $6.7 million was recorded as a charge to earnings.

During the period from January 1, 2002 to December 20, 2002, we recognized a loss of $62,000 for the change in time value for qualifying interest rate hedges. The time value is a component of fair value that must be recognized in earnings, and is shown in the consolidated statement of operations as unrealized loss on derivative securities. When the interest rate cap was settled on December 23, 2002, we recognized a realized loss of $51,000 on the consolidated statement of operations.

In 2002, we entered into two cash flow hedge contracts and in 2004, we entered into two new cash flow hedge contracts. The following table summarizes the notional value and fair value of our derivative financial instruments at December 31, 2004.

                                                              Interest
  Hedge               Type              Notional Value          Rate           Maturity         Fair Value
-----------    --------------------    -----------------   ----------------   ------------    ---------------
Swap           Cash Flow Hedge            $85,000,000           4.2425%          2015              ($37,000)
Swap           Cash Flow Hedge             24,000,000           4.2325%          2015                 4,000
Swap           Cash Flow Hedge             19,437,000           3.9500%          2011               185,000
Swap           Cash Flow Hedge              5,566,000           3.1175%          2007                42,000


On December 31, 2004, the derivative financial instruments were reported at their fair value as interest rate hedge assets and the increase in the fair value of the cash flow swaps from $168,000 at December 31, 2003 to $194,000 at December 31, 2004 was deferred into other comprehensive income and will be released to earnings over the remaining lives of the swaps. The amount of the hedges' ineffectiveness is immaterial and reported as a component of interest expense.

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with the timing of when the hedged items are also recognized in earnings. Within the next twelve months, we estimate that $1.5 million currently held in accumulated other comprehensive income will be reclassified to earnings, with regard to the cash flow hedges.

13. Convertible Junior Subordinated Debentures

On July 28, 1998, we sold 8.25% step up convertible junior subordinated debentures in the aggregate principal amount of $154,650,000 to CT Convertible Trust I, referred to as the "Trust". The Trust then privately placed and originally issued 150,000 8.25% step up convertible trust preferred securities (liquidation amount $1,000 per security) with an aggregate liquidation amount of $150 million to third parties. The convertible trust preferred securities represented an undivided beneficial interest in the assets of the Trust that consisted solely of the step up convertible junior subordinated debentures that were concurrently sold and originally issued to the Trust. The common interest in the Trust was sold to us for $4,650,000. The debentures and trust securities were subsequently modified and then redeemed and/or converted into class A common stock as discussed below.

Payments of interest on the step up convertible junior subordinated debentures were payable quarterly in arrears on each calendar quarter-end and equal the amounts necessary for the payment of distributions on the convertible trust preferred securities. Distributions were payable only to the extent payments were made in respect to the convertible debentures.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


13.  Convertible Junior Subordinated Debentures, continued

We received $145,207,000 in net proceeds, after original issue discount of 3% from the liquidation amount of the convertible trust preferred securities and transaction expenses, pursuant to the above transactions, which were used to pay down our credit facilities. The convertible trust preferred securities were initially convertible into shares of class A common stock at an initial rate of
85.47 shares of class A common stock per $1,000 principal amount of the convertible debentures held by the Trust (which was equivalent to a conversion price of $35.10 per share of class A common stock).

On May 10, 2000, we modified the terms of the step up convertible junior subordinated debentures canceling the original underlying convertible debentures and new 8.25% step up convertible junior subordinated debentures in the aggregate principal amount of $92,524,000 and new 13% step up non-convertible junior subordinated debentures in the aggregate principal amount of $62,126,000 were issued to the Trust. In connection with the modification, the then outstanding convertible trust preferred securities were canceled and new variable step up convertible trust preferred securities with an aggregate liquidation amount of $150,000,000 were issued to the holders of the canceled securities in exchange therefore. The liquidation amount of the new convertible trust preferred securities was divided into $89,742,000 of convertible amount and $60,258,000 of non-convertible amount, the distribution, redemption and, as applicable, conversion terms of which, mirrored the interest, redemption and, as applicable, conversion terms of the new convertible debentures and the new non-convertible debentures, respectively, held by the Trust.

Payments of interest on the new step up convertible junior subordinated debentures are payable quarterly in arrears on each calendar quarter-end equaled the distributions made on the new convertible trust preferred securities. Distributions on the new convertible trust preferred securities were payable only to the extent payments were made in respect to the new debentures. The new step up convertible junior subordinated debentures initially bore a blended coupon rate of 10.16% per annum which rate was to vary as the proportion of outstanding convertible amount to the outstanding non-convertible amount changes and step up in accordance with the coupon rate step up terms applicable to the convertible amount and the non-convertible amount.

The convertible amount bore a coupon rate of 8.25% per annum through March 31, 2002 and increased on April 1, 2002 to 10.00% per annum. The convertible amount was convertible into shares of class A common stock, in increments of $1,000 in liquidation amount, at a conversion price of $21.00 per share.

On September 30, 2002, the non-convertible debentures were redeemed in full, utilizing additional borrowings from the credit facility and repurchase agreements, resulting in a corresponding redemption in full of the related non-convertible amount of convertible trust preferred securities. In connection with the redemption transaction, we expensed the remaining unamortized discount and fees on the redeemed non-convertible amount resulting in $586,000 of additional expense for the year ended December 31, 2002. Prior to redemption, the non-convertible amount bore a coupon rate of 13.00% per annum.

On July 28, 2004, certain holders of the step up convertible junior subordinated debentures outstanding converted $44,871,000 of the debentures into 2,136,711 shares of class A common stock and sold the shares in our public offering. On September 29, 2004, following our issuance of a notice of redemption to be effected on September 30, 2004, $44,871,000 of the outstanding convertible debentures were converted into 2,136,711 shares of our class A common stock at a conversion price of approximately $21.00 per share. The remaining $2,982,000 due on the convertible debentures was repaid to the Trust and then the Trust redeemed the common securities held by us.

For financial reporting purposes, in accordance with Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," we are not treating the Trust as our subsidiary and, accordingly, the accounts of the Trust are not included in our consolidated financial statements. Intercompany transactions between the Trust and us have not been eliminated in our consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


14.  Shareholders' Equity

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

Preferred Stock

We have 100,000,000 shares of preferred stock authorized and have not issued any shares of preferred stock since we repurchased all of the previously issued and outstanding preferred stock in 2001.

Common and Preferred Stock Transactions

In March 2000, we commenced an open market stock repurchase program under which we were initially authorized to purchase, from time to time, up to 666,667 shares of class A common stock. Since that time the authorization has been increased by the board of directors to purchase up to 2,366,923 shares of class A common stock. As of December 31, 2004, we had purchased and retired, pursuant to the program, 1,700,584 shares of class A common stock at an average price of $13.13 per share (including commissions). We did not repurchase any of our common stock during the year ended December 31, 2004.

We have no further obligations to issue additional warrants to affiliates of Citigroup Alternative Investments at December 31, 2004. The value of the warrants at the issuance dates, $4,636,000, was capitalized and is being amortized over the anticipated lives of the fund business venture with affiliates of Citigroup Alternative Investments. On January 31, 2003, we purchased all of the outstanding warrants to purchase 2,842,822 shares of class A common stock for $2,132,000.

On June 18, 2003, we issued 1,075,000 shares of class A common stock in a private placement to thirty-two separate investors. We received net proceeds of $17.1 million after payment of offering expenses and fees.

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

On July 28, 2004, we closed on a public offering of our class A common stock pursuant to which we sold 1,888,289 shares and certain selling shareholders sold 2,136,711 shares obtained upon the concurrent conversion of $44,871,000 of our outstanding convertible junior subordinated debentures. All 4,025,000 shares were sold to the public at a price of $23.75 per share. After payment of underwriting discounts and commissions and expenses, we received net proceeds from the offering of $41.6 million.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


14.  Stockholders' Equity, continued

On September 29, 2004, following our issuance of a notice of redemption to be effected on September 30, 2004, $44,871,000 of the convertible junior subordinated debentures outstanding were converted into 2,136,711 shares of our class A common stock at a conversion price of approximately $21.00 per share.

Earnings per Share

The following table sets forth the calculation of Basic and Diluted EPS for the years ended December 31, 2004 and 2003:

                                          Year Ended December 31, 2004                 Year Ended December 31, 2003
                                  --------------------------------------------- ----------------------------------------------
                                    Net Income         Shares       Per Share      Net Loss          Shares         Per Share
                                                                      Amount                                         Amount
                                  ---------------- ---------------- ----------- ---------------- ---------------- ------------
 Basic EPS:
    Net earnings allocable to
      common stock                 $  21,976,000       10,141,380    $   2.17    $  13,525,000       5,946,718      $   2.27
                                                                    ===========                                     ==========

 Effect of Dilutive Securities:
    Options outstanding for the
      purchase of common stock              --             135,506                         --           67,581
    Convertible trust preferred
      securities exchangeable
      for shares of common stock            --                --                     9,452,000       4,273,422
                                  ---------------- ----------------             ----------------- ---------------

 Diluted EPS:
    Net earnings per share of
      common stock and assumed
      conversions                  $  21,976,000       10,276,886    $   2.14    $  22,977,000      10,287,721      $   2.23
                                  ================ ================ =========== ================== ===============  ===========


The following table sets forth the calculation of Basic and Diluted EPS for the year ended December 31, 2002:

                                                                Year Ended December 31, 2002
                                                     ----------------------------------------------------
                                                         Net Income            Shares        Per Share
                                                                                               Amount
                                                     ------------------- --------------------------------
 Basic EPS:
    Net loss allocable to common stock                $  (9,738,000)          6,008,731      $  (1.62)
                                                                                            =============

 Effect of Dilutive Securities:
    Options outstanding for the purchase of common           --                     --
      stock
    Convertible trust preferred securities
      exchangeable for shares of common stock                --                   --
                                                     -----------------   -----------------
 Diluted EPS:
    Net loss per share of common stock and assumed
      conversions                                     $  (9,738,000)          6,008,731      $  (1.62)

                                                     =================   =================  =============

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


15.  General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2004, 2003 and 2002 consisted of (in thousands):

                                             2004                  2003                   2002
                                    ------------------    -------------------    -------------------
Salaries and benefits                 $     9,713           $     8,306            $     9,276
Professional services                       2,233                 2,127                  1,806
Other                                       3,283                 2,887                  2,914
                                    ------------------    -------------------    -------------------
Total                                 $    15,229           $    13,320            $    13,996
                                    ==================    ===================    ===================


16.   Income Taxes

We made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal income tax. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our stockholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates. We may also be subject to certain state and local taxes on our income and property. Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income. At December 31, 2004 and 2003, we were in compliance with all REIT requirements.

During the year ended December 31, 2004, we recorded $451,000 of income tax benefit resulting from book losses generated by our taxable REIT subsidiaries. We believe that our taxable REIT subsidiaries will generate book earnings in 2005 in excess of the losses recognized in 2004, and that any potential taxable losses in 2005 would be recoverable from taxes paid in 2003 and 2004, requiring us to recognize the tax benefit.

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

We have federal net operating loss carryforwards as of December 31, 2004 of approximately $3.6 million. Such net operating loss carryforwards expire through 2021. Due to an ownership change in January 1997 and another prior ownership change, a substantial portion of the net operating loss carryforwards are limited for federal income tax purposes to approximately $1.4 million annually. Any unused portion of such annual limitation can be carried forward to future periods. We also have federal capital loss carryforwards as of December 31, 2004 of approximately $9.0 million that expire through 2008. The utilization of these carryforwards would not reduce federal income taxes but would reduce required distributions to maintain REIT status.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes.

As we are operating in a manner to meet the qualifications to be taxed as a REIT for federal income tax purposes during the 2004 tax year, we do not expect we will be liable for income taxes or taxes on "built-in gain" on our assets at the federal level or in most states in future years, other than on our taxable REIT subsidiary. Accordingly, we eliminated substantially all of our deferred tax liabilities other than that related to our taxable REIT subsidiary at December 31, 2002. The amounts for 2004 and 2003 relate only to differences related to taxable earnings of our taxable REIT subsidiaries. All dividends declared in 2003 and 2004 are ordinary income.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


16.   Income Taxes, continued

The components of the net deferred tax assets are as follows (in thousands):

                                                                          December 31,
                                                                ---------------------------------
                                                                     2004              2003
                                                                ---------------   ---------------
   Fund II incentive  management  fees  recognized  for
        tax purposes not recorded for book                         $  4,867          $  3,230
   Other                                                                756               279
                                                                ---------------   ---------------
   Deferred tax assets                                                5,623             3,509
   Valuation allowance                                                   --              (140)
                                                                ---------------   ---------------
                                                                   $  5,623          $  3,369
                                                                ===============   ===============


We recorded a valuation allowance to reserve a portion of our net deferred assets in accordance with Statement of Financial Accounting Standards No. 109. Under Statement of Financial Accounting Standards No. 109, this valuation allowance will be adjusted in future years, as appropriate. In 2004, the valuation allowance was eliminated when the item which generated it was eliminated.

For the year ended December 31, 2002, we filed a consolidated federal income tax return as a C-corporation. The provision for income taxes for the years ended December 31, 2002 is comprised as follows (in thousands):

                                                   2002
                                              ---------------
      Current
         Federal                                $   8,752
         State                                      2,654
         Local                                      2,802
      Deferred
         Federal                                    5,152
         State                                      1,483
         Local                                      1,595
                                              ---------------
      Provision for income taxes                $  22,438
                                              ===============

The reconciliation of income tax computed at the U.S. federal statutory tax rate (35%) to the effective income tax rate for the year ended December 31, 2002 is as follows (in thousands):


                                                                      2002
                                                          ----------------------
                                                               $            %
                                                          ----------- ----------

   Federal income tax at statutory rate                   $   7,404      35.0%
   State and local taxes, net of federal tax benefit          5,547      26.2%
   Utilization of net operating loss carryforwards             (490)     (2.3)%
   Capital loss carryforwards not recognized due to
      uncertainty of utilization                             10,304      48.7%
   Compensation in excess of deductible limits                  502       2.4%
   Reduction of net deferred tax liabilities                 (2,783)    (13.1)%
   Other                                                      1,954       9.2%
                                                          ----------- ----------
                                                          $  22,438     106.1%
                                                          =========== ==========

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


17.  Employee Benefit Plans

Employee 401(k) and Profit Sharing Plan

We sponsor a 401(k) and profit sharing plan that allows eligible employees to contribute up to 15% of their salary into the plan on a pre-tax basis, subject to annual limits. We have committed to make contributions to the plan equal to 3% of all eligible employees' compensation subject to annual limits and may make additional contributions based upon earnings. Our contribution expense for the years ended December 31, 2004, 2003 and 2002, was $99,000, $103,000 and
$110,000, respectively.

1997 Long-Term Incentive Stock Plan

Our 1997 second amended and restated long-term incentive stock plan permits the grant of nonqualified stock option, incentive stock option, restricted stock, stock appreciation right, performance unit, performance stock and stock unit awards. A maximum of 527,420 shares of class A common stock may be issued during the fiscal year 2005 pursuant to awards under the incentive stock plan and the director stock plan (as discussed below) in addition to the shares subject to awards outstanding under the two plans at December 31, 2004. The maximum number of shares that may be subject to awards to any employee during the term of the plan may not exceed 333,334 shares and the maximum amount payable in cash to any employee with respect to any performance period pursuant to any performance unit or performance stock award is $1.0 million.

Incentive stock options shall be exercisable no more than ten years after their date of grant and five years after the grant in the case of a 10% shareholder and vest over a period of three years with one-third vesting at each anniversary date. Payment of an option may be made with cash, with previously owned class A common stock, by foregoing compensation in accordance with performance compensation committee or compensation committee rules or by a combination of these.

Restricted stock may be granted under the long-term incentive stock plan with performance goals and periods of restriction as the board of directors may designate. The performance goals may be based on the attainment of certain objective and/or subjective measures. In 2004, 2003 and 2002, we issued 52,515 shares, 17,500 shares and 25,157 shares, respectively, of restricted stock at a weighted average price of $22.85, $20.35 and $15.90 per share, respectively. In 2003, 12,707 shares were canceled upon the resignation of employees prior to vesting. The shares of restricted stock issued in 2004 were split with one-half subject to performance and time vesting and one-half subject only to time vesting. The performance and time based grants vest on January 26, 2008 if certain performance measures are met and the grantee is employed on that date. The time vest only grants vest one-third on each of the following dates: January 26, 2005, January 26, 2006 and January 26, 2007. The shares of restricted stock issued in 2003 vest one-third on each of the following dates: February 1, 2004, February 1, 2005 and February 1, 2006. The shares of restricted stock issued in 2002 vest one-third on each of the following dates: February 1, 2003, February 1, 2004 and February 1, 2005.

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

The following table summarizes the activity under the long-term incentive stock plan for the years ended December 31, 2004, 2003 and 2002:

                                                                                           Weighted Average
                                                Options            Exercise Price           Exercise Price
                                              Outstanding             per Share                per Share
                                             ---------------  --------------------------   ------------------
   Outstanding at January 1, 2002                 577,082          $12.375 - $30.00             $ 19.26
      Granted in 2002                              97,340               $15.90                    15.90
      Canceled in 2002                            (17,172)         $12.375 - $18.00               13.79
                                             ---------------                               ------------------
   Outstanding at December 31, 2002               657,250          $12.375 - $30.00             $ 18.51
      Granted in 2003                             (18,445)         $12.375 - $18.00               15.20
      Canceled in 2003                           (121,337)         $12.375 - $30.00               18.51
                                             ---------------                               ------------------
   Outstanding at December 31, 2003               517,468          $12.375 - $30.00             $ 19.09
      Exercised in 2004                           (56,079)         $12.375 - $18.00               14.52
      Canceled in 2004                             (2,391)         $15.000 - $15.90               15.48
                                             ---------------                               ------------------
   Outstanding at December 31, 2004               458,998          $12.375 - $30.00             $ 19.67
                                             ===============                               ==================


At December 31, 2004, 2003 and 2002, options to purchase 428,995, 417,730 and 435,669 shares, respectively, were exercisable. At December 31, 2004, the outstanding options have various remaining contractual lives ranging from 1.00 to 7.09 years with a weighted average life of 4.47 years. The following table presents the options outstanding and exercisable at December 31, 2004 within price ranges:

                   Range for                    Total              Total
                Exercise Prices                Options            Options
                   per Share                 Outstanding        Exercisable
         ----------------------------     -----------------  ------------------
              $12.375 - $15.00                   101,433             101,433
               $15.01 - $18.00                   232,007             202,004
               $18.01 - $21.00                       --                   --
               $21.01 - $24.00                       --                   --
               $24.01 - $27.00                    33,334              33,334
               $27.01 - $30.00                    92,224              92,224
                                          -----------------  ------------------
         Total                                   458,998             428,995
                                          =================  ==================


1997 Non-Employee Director Stock Plan

Our 1997 amended and restated non-employee director stock plan permits the grant of nonqualified stock option, restricted stock, stock appreciation right, performance unit, performance stock and stock unit awards. A maximum of 527,420 shares of class A common stock may be issued during the fiscal year 2005 pursuant to awards under the director stock plan and the long-term incentive stock plan, in addition to the shares subject to awards outstanding under the two plans at December 31, 2004.

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

The following table summarizes the activity under the director stock plan for the years ended December 31, 2004, 2003 and 2002:

                                                                                           Weighted Average
                                                Options            Exercise Price           Exercise Price
                                              Outstanding             per Share                per Share
                                             ---------------  --------------------------   ------------------
   Outstanding at January 1, 2002                  85,002            $18.00-$30.00                27.65
      Granted in 2002                                 --                 $   --                   --
                                             ---------------                               ------------------
   Outstanding at December 31, 2002                85,002            $18.00-$30.00                27.65
      Granted in 2003                                 --                 $   --                   --
                                             ----------------                              ------------------
   Outstanding at December 31, 2003                85,002            $18.00-$30.00                27.65
      Granted in 2004                                 --                 $   --                   --
                                             ---------------                               ------------------
   Outstanding at December 31, 2004                85,002            $18.00-$30.00              $ 27.65
                                             ===============                               ==================


At December 31, 2004, 2003 and 2002, all of the options outstanding were exercisable. At December 31, 2004, the outstanding options have a remaining contractual life of 2.54 years to 3.08 years with a weighted average life of
2.98 years. 16,668 of the options are priced at $18.00 and the remaining 68,334 are priced at $30.00.

2004 Long-Term Incentive Plan

Our 2004 amended and restated long-term incentive plan, or the 2004 Plan, permits the grant of nonqualified stock option, incentive stock option, share appreciation right, restricted share, unrestricted share, performance unit, performance share and deferred share unit awards. A maximum of 1,000,000 shares of class A common stock may be issued under the 2004 Plan. No participant may receive options or share appreciation rights that relate to more than 500,000 shares per calendar year.

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

The 2004 Plan also authorizes the grant of share units at any time and from time to time on such terms as shall be determined by the board of directors or administering compensation committee. Share units shall be payable in shares of class A common stock upon the occurrence of certain trigger events. The terms and conditions of the trigger events may vary by share unit award, by the participant, or both.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


17.  Employee Benefit Plans, continued

On July 15, 2004, pursuant to the 2004 Plan, we issued 218,818 restricted shares in accordance with Mr. Klopp's new employment agreement at a price of $26.47 per share, 50% of which will be subject to time vesting in eight equal quarterly increments commencing on March 31, 2007 and 50% of which will be issued as a performance compensation award and will vest on December 31, 2008 if the total shareholder return, measured from January 1, 2004 through December 31, 2008, is at least 13% per annum. As of December 31, 2004, no other share based awards have been issued pursuant to the 2004 Plan. A maximum of 781,182 shares of class A common stock may be issued during the fiscal year 2005 pursuant to awards under the 2004 Plan in addition to the shares subject to awards outstanding at December 31, 2004.

18.  Fair Values of Financial Instruments

The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based upon estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement of Financial Accounting Standards No. 107 excludes certain financial instruments and all non-financial instruments from our disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of Capital Trust.

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

   Credit facility: The credit facility is at floating rates of interest for which the spread over LIBOR is at rates that are similar to those in the market currently. Therefore, the carrying value is a reasonable estimate of fair value.

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

   Collateralized debt obligations: The fair value was estimated based upon the amount at which similar placed financial instruments would be valued.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


18.  Fair Values of Financial Instruments, continued

   Interest rate swap agreements: The fair values were estimated based upon the amount at which similar financial instruments would be valued.

The carrying amounts of all assets and liabilities approximate the fair value except as follows (in thousands):

                                                    December 31, 2004                   December 31, 2003
                                              -------------------------------     ------------------------------
                                                Carrying            Fair            Carrying           Fair
                                                 Amount            Value             Amount           Value
                                              -------------     -------------     -------------    -------------
 Financial Assets:
  Loans receivable                            $  556,164        $  566,919        $  183,721       $  191,395


19.  Supplemental Schedule of Non-Cash and Financing Activities

Interest paid on our outstanding debt for 2004, 2003 and 2002 was $19,031,000, $18,980,000 and $32,293,000, respectively. Income taxes paid by us in 2004, 2003 and 2002 were $2,443,000, $2,454,000 and $8,275,000, respectively.

20.  Transactions with Related Parties

We entered into a consulting agreement, dated as of January 1, 1998, with one of our directors. The consulting agreement had an initial term of one year, which was subsequently extended to December 31, 2002 and then allowed to expire. Pursuant to the agreement, the director provided consulting services for us including new business identification, strategic planning and identifying and negotiating mergers, acquisitions, joint ventures and strategic alliances.
During the year ended December 31, 2002, we incurred expenses of $96,000 in connection with this agreement.

Effective January 1, 2001, we entered into a consulting agreement with another director. The consulting agreement had an initial term of two years that expired on December 31, 2002. Under this agreement, the consultant was paid $15,000 per month for which the consultant provided services to us including serving on the management committees for Fund I and Fund II and any other tasks and assignments requested by the chief executive officer. Effective January 1, 2003, we entered into a new consulting agreement with the director with a term of two years and five months that expires on May 31, 2005. Under the new agreement, the consultant is paid $10,000 per month for which the consultant provides services to us including serving on the management committees for Fund I and Fund II, serving on the board of directors of Fund III, and any other tasks and assignments requested by the chief executive officer. During the years ended December 31, 2004, 2003 and 2002, we incurred expenses of $120,000, $120,000 and $180,000, respectively in connection with these agreements.

We pay Equity Group Investments, L.L.C. and Equity Risk Services, Inc., affiliates under common control of the chairman of the board of directors, for certain corporate services provided to us. These services include consulting on insurance matters, risk management, and investor relations. During the years ended December 31, 2004, 2003 and 2002, we incurred $49,000, $48,000 and
$57,000, respectively, of expenses in connection with these services.

We pay Global Realty Outsourcing, Inc., a company in which we have an equity investment and on whose board of directors our president and chief executive officer serves, for consulting services relating to monitoring assets and evaluating potential investments. During the years ended December 31, 2004, 2003 and 2002, we incurred $568,000, $147,000 and $13,000, respectively, of expenses in connection with these services. At December 31, 2004, we are indebted to Global Realty Outsourcing, Inc. for $93,000 which is included in accounts payable and accrued expenses.

We believe that the terms of the foregoing transactions are no less favorable than could be obtained by us from unrelated parties on an arm's-length basis.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


21.  Commitments and Contingencies

Leases

We lease premises and equipment under operating leases with various expiration dates. Minimum annual rental payments at December 31, 2004 are as follows (in thousands):

Years ending December 31:
-------------------------
             2005                                             $    975
             2006                                                  975
             2007                                                  975
             2008                                                  488
             2009                                                  --
                                                           ---------------
                                                              $  3,413
                                                           ===============

Rent expense for office space and equipment amounted to $903,000, $902,000 and $899,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

22.  Segment Reporting

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


22.  Segment Reporting, continued

The Investment Management segment includes all of our activities related to investment management services provided to us and third-party funds under management and includes our taxable REIT subsidiary, CT Investment Management Co., LLC and its subsidiaries.

The following table details each segment's contribution to our overall profitability and the identified assets attributable to each such segment for the year ended and as of December 31, 2004, respectively (in thousands):

                                                          Balance Sheet         Investment      Inter-Segment
                                                            Investment          Management        Activities            Total
                                                        ------------------- ----------------- ------------------ -------------------
Income from loans and other investments:
   Interest and related income                            $      46,561       $        --       $        --          $      46,561
   Less:  Interest and related expenses on credit
    facility, term redeemable securities contract
    and repurchase obligations                                  (13,724)               --                --                (13,724)
   Less:  Interest and related expenses on
   convertible junior subordinated debentures                    (6,417)               --                --                 (6,417)
                                                        ------------------- -----------------  ----------------- -------------------
     Income from loans and other investments, net                26,420                --                --                 26,420
                                                        ------------------- -----------------  ----------------- -------------------

Other revenues:
   Management and advisory fees                                     --                11,477           (3,624)               7,853
   Income/(loss) from equity investments in Funds                 2,746                 (339)            --                  2,407
   Gain on sale of investments                                      300                --                --                    300
   Special servicing fees                                          --                     10             --                     10
   Other interest income                                             62                  287             (271)                  78
                                                        ------------------- -----------------  ----------------- -------------------
     Total other revenues                                         3,108               11,435           (3,895)              10,648
                                                        ------------------- -----------------  ----------------- -------------------

 Other expenses:
   General and administrative                                     6,581               12,272           (3,624)              15,229
   Other interest expense                                           271                --                (271)               --
   Depreciation and amortization                                    845                  255             --                  1,100
   Unrealized loss on available-for-sale securities
    for other-than-temporary impairment                           5,886                --                --                  5,886
   Recapture of allowance for possible credit losses             (6,672)               --                --                 (6,672)
                                                        ------------------- -----------------  ----------------- -------------------

     Total other expenses                                         6,911               12,527           (3,895)              15,543
                                                        ------------------- -----------------  ----------------- -------------------

   Income before income taxes                                    22,617               (1,092)            --                 21,525
Provision for income taxes                                        --                    (451)            --                   (451)
                                                        ------------------- -----------------  ----------------- -------------------
   Net income                                           $        22,617      $          (641)   $        --          $      21,976
                                                        =================== =================  ================= =================

                                                                876,032               13,402    $     (11,668)       $     877,766
                                                        =================== =================  ================= ===================


All revenues were generated from external sources within the United States. The Investment Management segment earned fees of $3,624,000 for management of the Lending and Investment segment and $271,000 for inter-segment interest for the year ended December 31, 2004, respectively, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the tables above.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



22.  Segment Reporting, continued

The  following  table  details  each  segment's   contribution  to  our  overall
profitability and the identified assets attributable to each such segment for the year ended and as of December 31, 2003, respectively (in thousands):

                                                        Balance Sheet         Investment       Inter-Segment
                                                          Investment          Management         Activities            Total
                                                      ------------------- ----------------- ------------------- ---------------
Income from loans and other investments:
   Interest and related income                          $      38,524       $      --         $       --           $   38,524
   Less:  Interest and related expenses on credit
    facility, term redeemable securities contract
    and repurchase obligations                                 (9,845)             --                 --               (9,845)
   Less:  Interest and related expenses on
   convertible junior subordinated debentures                  (9,730)             --                 --               (9,730)

                                                      ------------------- ------------------ ----------------- -----------------
     Income from loans and other investments, net              18,949              --                 --               18,949
                                                      ------------------- ------------------ ----------------- -----------------

Other revenues:
   Management and advisory fees                                   --              11,259            (3,239)             8,020
   Income/(loss) from equity investments in Funds               2,312               (786)             --                1,526
   Other interest income                                           29                185              (161)                53
                                                      ------------------- ------------------ ----------------- -----------------
     Total other revenues                                       2,341             10,658            (3,400)             9,599
                                                      ------------------- ------------------ ----------------- -----------------

 Other expenses:
   General and administrative                                   6,453             10,106            (3,239)            13,320
   Other interest expense                                         161              --                 (161)             --
   Depreciation and amortization                                  845               212               --                1,057
                                                      ------------------- ------------------ ----------------- -----------------
     Total other expenses                                       7,459             10,318            (3,400)            14,377
                                                      ------------------- ------------------ ----------------- -----------------

   Income before income taxes                                  13,831                340              --               14,171
Provision for income taxes                                        --                 646              --                  646
                                                      ------------------- ------------------ ----------------- -----------------
   Net income                                           $      13,831       $       (306)     $       --           $    13,525
                                                      =================== ================== ================= =================

   Total Assets                                         $     387,727       $     24,151      $    (14,734)        $   397,144
                                                      =================== ================== ================= =================


All revenues were generated from external sources within the United States. The Investment Management segment earned fees of $3,239,000 for management of the Lending and Investment segment and $161,000 for inter-segment interest for the year ended December 31, 2003, respectively, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the tables above.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


23.  Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2004, 2003 and 2002 (in thousands except per share data):

                                                 March 31        June 30       September 30    December 31
                                              --------------- --------------- --------------- ---------------
 2004
 ----
      Revenues                                   $  11,504       $  11,942       $  15,209       $  18,554

      Net income as  originally  reported  in
        10Q                                      $   3,082       $   3,540       $   5,864
      Effects of adoption of FAS #123                  (30)             (9)             (6)
                                              --------------- --------------- ---------------
      Net income (1)                             $   3,052       $   3,531       $   5,858       $   9,535

      Net income per share of common stock:
          Basic                                  $    0.46       $    0.48       $    0.51       $    0.63
          Diluted                                $    0.46       $    0.47       $    0.50       $    0.63


 2003
 ----
      Revenues                                   $  11,139       $  10,652       $  14,517       $  11,537
      Net income                                 $   2,545       $   2,586       $   4,786       $   3,608
      Net income per share of
        common stock:
          Basic                                  $    0.46       $    0.46       $    0.74       $    0.55
          Diluted                                $    0.46       $    0.46       $    0.66       $    0.54


 2002
 ----
      Revenues                                   $  13,886       $  16,579       $  16,843       $   9,695
      Net income                                 $   1,573       $   1,117       $   1,553       $  (13,981)
      Net income per share of
        common stock:
          Basic                                  $    0.25       $    0.18       $    0.26       $    (2.53)
          Diluted                                $    0.24       $    0.18       $    0.25       $    (2.53)



(1) Quarterly amounts have been restated for adoption of FAS #123.


24.  Subsequent Event

On March 4, 2005 we entered into repurchase agreements with a new counterparty, a commercial bank, in connection with the purchase of nine new loans. On that day, we purchased loans totaling $164.6 million and sold them pursuant to a master repurchase agreement and have a liability to repurchase the loans for $139.9 million. The master repurchase agreement terminates on March 4, 2010 and bears interest at specified rates over LIBOR based upon each included asset in the obligation.

                      Capital Trust, Inc. and Subsidiaries
                Schedule IV - Loans and Other Lending Investments
                             As of December 31, 2004
                             (Dollars in thousands)


                                                                  Interest Accrual    Interest Payment
      Type of Loan/Borrower             Description/Location            Rates              Rates
----------------------------------- ----------------------------- ------------------ -------------------
First Mortgage Loans:
   All other first mortgage loans
     individually less than 3%

Total first mortgage loans


Mezzanine Loans:
   Borrower A                       Office/New York                          11.67%              11.67%
   Borrower B                       Hotel/Florida                     LIBOR + 4.75%       LIBOR + 4.75%
   Borrower C                       Hotel/Various States                      8.48%               8.48%
   All other mezzanine loans
     individually less than 3%

Total mezzanine loans


B Notes:
   Borrower D                       Retail/Puerto Rico                LIBOR + 4.50%       LIBOR + 4.50%
   Borrower E                       Other/Various States              LIBOR + 5.50%       LIBOR + 5.50%
   Borrower F                       Multi-Family/Various States       LIBOR + 4.28%       LIBOR + 4.28%
   Borrower G                       Hotel/Florida                     LIBOR + 4.50%       LIBOR + 4.50%
   Borrower H                       Multi-Family/Various States       LIBOR + 3.21%       LIBOR + 3.21%
   All other B notes individually
     less than 3%

Total B notes


Total loans



                                        Final      Periodic                                Carrying
                                       Maturity    Payment       Prior     Face Amount    Amount of
      Type of Loan/Borrower              Date      Terms (1)   Liens (2)     of Loans       Loans
----------------------------------- -------------- ---------- ------------ ------------- -------------
First Mortgage Loans:
   All other first mortgage loans
     individually less than 3%                                 $     --     $   7,038      $    3,038
                                                              ------------ ------------- -------------
Total first mortgage loans                                           --         7,038           3,038
                                                              ------------ ------------- -------------

Mezzanine Loans:
   Borrower A                         6/30//2009      P&I         112,211      48,655          48,655
   Borrower B                          1/9/2009       P&I          86,568      23,082          23,082
   Borrower C                          9/1/2011       P&I         134,434      24,938          24,938
   All other mezzanine loans
     individually less than 3%                                    636,895      63,046          62,831
                                                              ------------ ------------- -------------
Total mezzanine loans                                             970,108     159,721         159,506
                                                              ------------ ------------- -------------

B Notes:
   Borrower D                         3/31/2008       IO          252,500      30,000          30,296
   Borrower E                         2/10/2008       P&I         515,606      24,640          25,022
   Borrower F                          1/1/2006       IO           90,000      26,565          26,599
   Borrower G                          6/1/2006       IO           29,000      24,000          24,000
   Borrower H                          9/9/2009       P&I          89,889      23,728          23,728
   All other B notes individually
     less than 3%                                                 750,029     266,002         263,975
                                                              ------------ ------------- -------------
Total B notes                                                   1,727,024     394,935         393,620
                                                              ------------ ------------- -------------

Total loans                                                    $2,697,132   $ 561,694     $   556,164
                                                              ============ ============= =============


Explanatory Notes:

   (1) P&I = principal and interest, IO = interest only
   (2) Represents only third-party liens