Form 10-Q
period 2005-03-31
CAPITAL TRUST INC
filed 2005-05-04
CIK 1061630

To be filed with the Securities and Exchange Commission on May 4, 2005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
                               --------------

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

Yes  X     No
   -----      -----

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  X     No
   -----      -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of outstanding shares of the registrant's class A common stock, par value $0.01 per share, as of May 3, 2005 was 15,117,188.



                               CAPITAL TRUST, INC.
                                      INDEX

Part I.       Financial Information

              Item 1:      Financial Statements                                                          1

                      Consolidated Balance Sheets - March 31, 2005 (unaudited) and
                           December 31, 2004 (audited)                                                   1

                      Consolidated Statements of Income - Three Months Ended March 31, 2005
                           and 2004 (unaudited)                                                          2

                      Consolidated Statements of Changes in Shareholders' Equity - Three
                           Months Ended March 31, 2005 and 2004 (unaudited)                              3

                      Consolidated Statements of Cash Flows - Three Months Ended March 31,
                           2005 and 2004 (unaudited)                                                     4

                      Notes to Consolidated Financial Statements (unaudited)                             5

              Item 2:      Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                                        12

              Item 3:      Quantitative and Qualitative Disclosures about Market Risk                   18

              Item 4:      Controls and Procedures                                                      19

Part II.      Other Information

              Item 1:      Legal Proceedings                                                            20

              Item 2:      Unregistered Sales of Equity Securities and Use of Proceeds                  20

              Item 3:      Defaults Upon Senior Securities                                              20

              Item 4:      Submission of Matters to a Vote of Security Holders                          20

              Item 5:      Other Information                                                            20

              Item 6:      Exhibits                                                                     20

              Signatures                                                                                22

                      Capital Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      March 31, 2005 and December 31, 2004
                                 (in thousands)



                                                                                      March 31,               December 31,
                                                                                        2005                      2004
                                                                                 --------------------      --------------------
                                                                                    (unaudited)                 (audited)

                                         Assets

  Cash and cash equivalents                                                            $       22,248            $       24,583
  Restricted cash                                                                               8,830                       611
  Commercial mortgage-backed securities available-for-sale, at fair value                     244,214                   247,765
  Loans receivable                                                                            680,028                   556,164
  Equity investment in CT Mezzanine Partners II LP ("Fund II"), CT MP II LLC
     ("Fund II GP") and CT Mezzanine Partners III, Inc. ("Fund III") (together
     "Funds")                                                                                  20,983                    21,376
  Deposits and other receivables                                                                  713                    10,282
  Accrued interest receivable                                                                   5,123                     4,029
  Interest rate hedge assets                                                                    3,232                       194
  Deferred income taxes                                                                         3,739                     5,623
  Prepaid and other assets                                                                     11,639                     7,139
                                                                                 --------------------      --------------------
Total assets                                                                           $    1,000,749            $      877,766
                                                                                 ====================      ====================




                      Liabilities and Shareholders' Equity

Liabilities:
  Accounts payable and accrued expenses                                                $       16,656            $       17,388
  Credit facility                                                                                  --                    65,176
  Repurchase obligations                                                                      113,884                   225,091
  Collateralized debt obligations ("CDOs")                                                    551,691                   252,778
  Deferred origination fees and other revenue                                                     326                       836
                                                                                 --------------------      --------------------
Total liabilities                                                                             682,557                   561,269
                                                                                 --------------------      --------------------


Shareholders' equity:
  Class A common stock, $0.01 par value,  100,000 shares authorized,  14,793 and
     14,769 shares issued and outstanding at March 31, 2005 and
     December 31, 2004, respectively ("class A common stock")                                     148                       148
  Restricted class A common stock, $0.01 par value, 325 and 283 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively
     ("restricted class A common stock" and together with class A common stock,
     "common stock")                                                                                3                         3
  Additional paid-in capital                                                                  322,648                   321,937
  Accumulated other comprehensive gain                                                          3,964                     3,815
  Accumulated deficit                                                                         (8,571)                   (9,406)
                                                                                 --------------------      --------------------
Total shareholders' equity                                                                    318,192                   316,497
                                                                                 --------------------      --------------------

Total liabilities and shareholders' equity                                             $    1,000,749            $      877,766
                                                                                 ====================      ====================


See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                        Consolidated Statements of Income
                   Three Months Ended March 31, 2005 and 2004
                      (in thousands, except per share data)
                                   (unaudited)




                                                                               2005                     2004
                                                                         ------------------      -------------------
Income from loans and other investments:
   Interest and related income                                             $       15,696          $        9,018
   Less:  Interest and related expenses on credit facilities, term redeemable securities contract and repurchase
    obligations                                                                     5,752                   2,636
   Less:  Interest and related expenses on step up convertible
    junior subordinated debentures                                                   --                     2,433
                                                                         ------------------      -------------------
     Income from loans and other investments, net                                   9,944                   3,949
                                                                         ------------------      -------------------

Other revenues:
   Management and advisory fees from Funds                                          7,904                   2,084
   Income/(loss) from equity investments in Funds                                  (1,422)                    394
   Other interest income                                                               25                       8
                                                                         ------------------      -------------------
     Total other revenues                                                           6,507                   2,486
                                                                         ------------------      -------------------

 Other expenses:
   General and administrative                                                       5,755                   2,968
   Depreciation and amortization                                                      279                     274
                                                                         ------------------      -------------------
     Total other expenses                                                           6,034                   3,242
                                                                         ------------------      -------------------

 Income before income taxes                                                        10,417                   3,193
   Provision for income taxes                                                       1,267                     141
                                                                         ------------------      -------------------

Net income allocable to common stock                                       $        9,150          $        3,052
                                                                         ==================      ===================

Per share information:
   Net earnings per share of common stock
     Basic                                                                 $         0.61          $         0.46
                                                                         ==================      ===================
     Diluted                                                               $         0.60          $         0.46
                                                                         ==================      ===================

   Weighted average shares of common stock outstanding
     Basic                                                                     15,087,753               6,583,412
                                                                         ==================      ===================
     Diluted                                                                   15,320,451               6,730,074
                                                                         ==================      ===================

   Dividends declared per share of common stock                            $         0.55          $         0.45
                                                                         ==================      ===================


See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
               For the Three Months Ended March 31, 2005 and 2004
                                 (in thousands)
                                   (unaudited)



                                                            Restricted                         Accumulated
                                                    Class A  Class A   Additional                 Other
                                      Comprehensive  Common   Common    Paid-In    Unearned   Comprehensive    Accumulated
                                      Income/(Loss)  Stock    Stock     Capital  Compensation   Income/(Loss)    Deficit      Total
                                      ---------- -----------------------------------------------------------------------------------

Balance at January 1, 2004                         $   65    $  --     $ 141,402 $  (247)   $  (33,880)    $ (11,323)     $  96,017
Net income                            $  3,052       --         --           --      --            --          3,052          3,052
Unrealized loss on derivative
  financial instruments                 (3,465)      --         --           --      --         (3,465)          --          (3,465)
Unrealized gain on available-for-sale
  securities                             6,155       --         --           --      --          6,155           --           6,155
Implementation of SFAS No. 123             --        --         --          (247)    247           --            --             --
Issuance of restricted class A common
  stock                                    --        --          1            (1)    --            --            --             --
Sale of shares of class A common
  stock under stock option agreements      --         1         --           673     --            --            --             674
Vesting of restricted class A common
  stock to unrestricted class A
  common stock                             --        --         --           --      --            --            --             --
Restricted class A common stock
  earned                                   --        --         --           161     --            --            --             161
Stock options expensed under SFAS
  No. 123                                  --        --         --            30     --            --            --              30
Dividends declared on class A
  common stock                             --        --         --           --      --            --         (2,987)        (2,987)
                                      ----------  ----------------------------------------------------------------------------------
Balance at March 31, 2004             $  5,742     $   66    $   1     $ 142,018 $   --     $  (31,190)    $ (11,258)     $  99,637
                                      ==========  ==================================================================================

Balance at January 1, 2005                         $  148    $   3     $ 321,937 $   --     $    3,815     $  (9,406)     $ 316,497
Net income                            $  9,150       --         --           --      --            --          9,150          9,150
Unrealized gain on derivative
  financial instruments                  3,038       --         --           --      --          3,038           --           3,038
Unrealized loss on available-for-sale
  securities                            (2,889)      --         --           --      --         (2,889)          --          (2,889)
Sale of shares of class A common
  stock under stock option agreements      --        --         --           133     --            --            --             133
Issuance of restricted class A common
  stock                                    --        --         --           --      --            --            --             --
Vesting of restricted class A common
  stock to unrestricted class A
  common stock                             --        --         --           --      --            --            --             --
Restricted class A common stock
  earned                                   --        --         --           578     --            --            --             578
Dividends declared on class A common
  stock                                    --        --         --           --      --            --         (8,315)        (8,315)
                                      ----------  ----------------------------------------------------------------------------------
Balance at March 31, 2005             $  9,299     $  148    $   3     $ 322,648 $   --     $    3,964     $  (8,571)     $ 318,192
                                      ==========  ==================================================================================

See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2005 and 2004
                                 (in thousands)
                                   (unaudited)


                                                                                       2005                 2004
                                                                                  ----------------    -----------------

Cash flows from operating activities:
   Net income                                                                       $      9,150        $      3,052
  Adjustments to reconcile net income to net cash provided by operating activities:
       Deferred income taxes                                                               1,884                (812)
       Depreciation and amortization                                                         279                 274
       Loss/(income) from equity investments in Funds                                      1,422                (394)
       Restricted class A common stock earned                                                577                 161
       Amortization of premiums and accretion of discounts on
         loans and investments, net                                                         (214)               (380)
       Accretion of discounts and fees on convertible trust preferred
         securities or convertible step up junior subordinated debentures, net               --                  119
       Stock option expense                                                                  --                   30
   Changes in assets and liabilities, net:
       Deposits and other receivables                                                       (431)                340
       Accrued interest receivable                                                        (1,094)                410
       Prepaid and other assets                                                              991                 662
       Deferred origination fees and other revenue                                          (510)               (375)
       Accounts payable and accrued expenses                                              (1,521)             (2,451)
                                                                                  ----------------    -----------------
   Net cash provided by operating activities                                              10,533                 636
                                                                                  ----------------    -----------------

Cash flows from investing activities:
       Purchases of commercial mortgage-backed securities                                 (5,000)            (35,037)
       Principal collections on and proceeds from sale of commercial
         mortgage-backed securities                                                        6,090                 --
       Principal collections on available-for-sale securities                                --                 3,157
       Origination and purchase of loans receivable                                     (201,124)            (32,500)
       Principal collections on loans receivable                                          87,047              18,761
       Equity investments in Funds                                                        (1,760)             (1,200)
       Return of capital from Funds                                                          481               1,366
       Increase in restricted cash                                                        (8,219)                --
       Purchases of equipment and leasehold improvements                                      (6)                (16)
                                                                                  ----------------    -----------------
   Net cash used in investing activities                                                (122,491)            (45,469)
                                                                                  ----------------    -----------------

Cash flows from financing activities:
       Proceeds from repurchase obligations                                              195,694              54,596
       Repayment of repurchase obligations                                              (306,901)             (7,157)
       Proceeds from credit facilities                                                    24,900              39,500
       Repayment of credit facilities                                                    (90,076)            (13,668)
       Repayment of term redeemable securities contract                                      --              (11,651)
       Proceeds from issuance of CDOs                                                    298,913                 --
       Payment of deferred financing costs                                                (5,514)               (134)
       Dividends paid on class A common stock                                             (7,526)             (2,941)
       Sale of shares of class A common stock under stock option agreements                  133                 674
                                                                                  ----------------    -----------------
   Net cash provided by financing activities                                             109,623              59,219
                                                                                  ----------------    -----------------

Net increase (decrease) in cash and cash equivalents                                      (2,335)             14,386
Cash and cash equivalents at beginning of year                                            24,583               8,738
                                                                                  ----------------    -----------------
Cash and cash equivalents at end of period                                          $     22,248        $     23,124
                                                                                  ================    =================


See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             March 31, 2005 and 2004
                                   (unaudited)

1.       Presentation of Financial Information

References herein to "we," "us" or "our" refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a fully integrated, self-managed finance and investment management company that specializes in credit-sensitive structured financial products. We invest in loans, debt securities and related instruments for our own account and on behalf of private equity funds that we manage. To date, our investment programs have focused on loans and securities backed by income-producing commercial real estate assets with the objective of achieving attractive risk adjusted returns with low volatility. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2005.

The accompanying unaudited consolidated interim financial statements include our accounts, our wholly-owned subsidiaries and our interests in variable interest entities in which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. Our accounting and reporting policies conform in all material respects to accounting principles generally accepted in the United States. Certain prior period amounts have been reclassified to conform to current period classifications.

2.       Application of New Accounting Policy

During the fourth quarter of 2004, we elected to adopt the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 using the modified prospective method provided in Statement of Financial
Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Under the modified prospective method, we recognized stock-based employee compensation costs based upon the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 effective January 1, 2004 and have restated previously reported quarterly results to reflect the adoption. Compensation expense is recognized on the accelerated attribution method under Financial Accounting Standards Board Interpretation No. 28.

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


4.       Restricted Cash

Restricted cash of $8,830,000 at March 31, 2005 is on deposit with the trustee for the CDOs and will be used to purchase replacement loans (either from third parties or us) as collateral for the CDOs.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


5.       Commercial Mortgage-Backed Securities

During the quarter ended March 31, 2005, we made one investment in commercial mortgage-backed securities, or CMBS. The security had a face value and purchase price of $5,000,000 and bears interest at a variable rate interest equal to the London Interbank Offered Rate, or LIBOR, plus 2.10%.

At March 31, 2005, we held twenty investments in fifteen separate issues of CMBS with an aggregate face value of $270,667,000. CMBS with a face value of $66,216,000 earn interest at a variable rate which averages LIBOR plus 2.26% (5.07% at March 31, 2005). The remaining CMBS, $204,451,000 face value, earn interest at fixed rates averaging 7.60% of face value. In the aggregate, we purchased the CMBS at discounts. As of March 31, 2005, the remaining discount to be amortized into income over the remaining lives of the securities was $21,911,000. At March 31, 2005, with discount amortization, the CMBS earn interest at a blended rate of 8.25% of face value less the unamortized discount. As of March 31, 2005, the securities were carried at market value of $244,214,000, reflecting other than temporary write-downs taken in 2004 on two securities of $5,275,000, and a $732,000 net unrealized gain to their amortized cost.

6.       Loans Receivable

At March 31, 2005 and December 31, 2004, our loans receivable consisted of the following (in thousands):

                                         March 31,          December 31,
                                           2005                 2004
                                   ------------------- -------------------
   First mortgage loans              $        3,038      $        3,038
   Property mezzanine loans                 142,664             159,506
   B Notes                                  534,326             393,620
                                   ------------------- -------------------
   Total loans                       $      680,028      $      556,164
                                   =================== ===================

One first mortgage loan with an original principal balance of $8,000,000 matured on July 15, 2001 but has not been repaid with respect to principal and interest. In December 2002, the loan was written down to $4,000,000 through a charge to the allowance for possible credit losses. Since the December 2002 write-down, proceeds of $962,000 have reduced the carrying value of the loan to $3,038,000. In accordance with our policy for revenue recognition, income recognition has been suspended on this loan and potential interest income of $251,000 has not been recorded for the three months ended March 31, 2005. All other loans are performing in accordance with the terms of the loan agreements.

During the three months ended March 31, 2005, we purchased or originated one property mezzanine loan for $21,210,000 and eleven B Notes for $179,914,000, received partial repayments on four property mezzanine loans and 24 B Notes totaling $15,371,000 and two property mezzanine loans and three B Notes totaling $61,676,000 were satisfied and repaid. We have no outstanding loan commitments at March 31, 2005.

At March 31, 2005, the weighted average interest rates in effect, including amortization of fees and premiums, for our performing loans receivable were as follows:

          Property mezzanine loans                          9.14%
          B Notes                                           6.66%
          Total Loans                                       7.18%

At March 31, 2005, $575,272,000 (85%) of the aforementioned performing loans bear interest at floating rates ranging from LIBOR plus 160 basis points to LIBOR plus 861 basis points. The remaining $101,718,000 (15%) of loans bear interest at fixed rates ranging from 7.00% to 11.67%.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


7.       Equity investment in Funds

During the quarter ended March 31, 2005, through the general partner of Fund II, we received $6,214,000 of incentive management fees from Fund II. In connection with receipt of the incentive management fees, Fund II GP, which is 50% owned by us and the general partner of Fund II, expensed costs that it had previously capitalized of $2,050,000, of which $1,025,000 flowed through to us. The payment of the incentive management fees by Fund II reduced the value of our investment in Fund II and Fund II GP by $852,000, reflecting our proportionate share of the incentive management payment.

8.       Long-Term Debt

Credit Facility

At March 31, 2005, we have a $150 million committed credit facility with no borrowings outstanding. We have pledged assets of $52,185,000 as collateral for borrowings against such credit facility and are able to borrow $29,579,000 without pledging any additional collateral.

Repurchase Obligations

On March 4, 2005, we entered into a new master repurchase agreement with a securities dealer that provides us with the right to finance up to $75,000,000 of the value of our assets. At March 31, 2005, we have pledged three assets with a book value of $36,790,000 as collateral for future repurchase obligation financing. If we fully drew upon these pledged assets, we could obtain $31,272,000 of financing. The master repurchase agreement terminates on March 4, 2010, and bears interest at specified rates over LIBOR based upon each asset financed.

The average borrowing rate in effect for all the repurchase obligations outstanding at March 31, 2005 was LIBOR plus 0.88% (3.74% at March 31, 2005). Assuming no additional utilization under the repurchase obligations and including the amortization of fees paid and capitalized over the term of the repurchase obligations, the all-in effective borrowing cost was 3.95% at March 31, 2005. If all of the assets pledged under repurchase obligations were drawn upon, we could obtain an additional $55,165,000 of financing.


Collateralized Debt Obligations

On March 15, 2005, we issued to third party investors five tranches of investment grade collateralized debt obligations, commonly known as CDOs, through our wholly-owned subsidiary Capital Trust RE CDO 2005-1 Ltd., which we refer to as CDO 2005-1. In the transaction, CDO 2005-1 issued investment grade rated CDOs with a principal amount of $298,913,000, and we purchased through another wholly-owned subsidiary the remaining tranches of unrated and below investment grade rated CDOs and the preferred equity interests issued by CDO 2005-1. CDO 2005-1 holds assets, consisting of loans, CMBS and cash totaling $337,755,000, which serve as collateral for the CDOs. The five investment grade tranches were issued with floating rate coupons with a combined weighted average rate of LIBOR plus 0.49% (3.32% at March 31, 2005) and have a remaining expected average maturity of 7.3 years as of March 31, 2005. We incurred $5,223,000 of issuance costs which will be amortized on a level yield basis over the average life of CDO 2005-1. CDO 2005-1 was structured to match fund the cash flows from a significant portion of our existing B notes, mezzanine loans and CMBS. For accounting purposes, CDO 2005-1 is consolidated in our financial statements. The five investment grade tranches are treated as a secured financing, and are non-recourse to us.

Proceeds from the sale of the five investment grade tranches issued by CDO 2005-1 were used to pay down the credit facility and repurchase obligations. The assets pledged as collateral in CDO 2005-1 were contributed from our existing portfolio of loans and CMBS.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


9.       Derivative Financial Instruments

The following table summarizes the notional and fair values of our derivative financial instruments at March 31, 2005. The notional value provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit, interest rate or foreign exchange market risks.


                                                              Interest
  Hedge               Type              Notional Value          Rate           Maturity         Fair Value
-----------    --------------------    -----------------   ----------------   ------------    ---------------
Swap           Cash Flow Hedge            $85,000,000           4.2425%          2015         $   2,011,000
Swap           Cash Flow Hedge             74,094,000           4.5840%          2014               456,000
Swap           Cash Flow Hedge             19,378,000           3.9500%          2011               651,000
Swap           Cash Flow Hedge              5,542,000           3.1175%          2007               114,000

During the quarter ended March 31, 2005, we received $373,000 from the counterparty in settlement of an interest rate swap, which has been deferred and is being amortized over the remaining life of the previously hedged item on a level yield basis. We also entered into a new cash flow hedge during the first quarter of 2005.

On March 31, 2005, the derivative financial instruments were reported at their fair value of $3,232,000 as interest rate hedge assets.

10.      Earnings Per Share

The following table sets forth the calculation of Basic and Diluted EPS:


                                        Three Months Ended March 31, 2005            Three Months Ended March 31, 2004
                                   --------------------------------------------  -------------------------------------------
                                                                    Per Share                                     Per Share
                                     Net Income       Shares         Amount       Net Loss          Shares         Amount
                                   --------------------------------------------  ------------- ----------------- -----------
 Basic EPS:
    Net earnings per share of
      common stock                  $   9,150,000     15,087,753   $   0.61      $  3,052,000       6,583,412     $   0.46
                                                                  ==============                                 ===========

 Effect of Dilutive Securities
    Options outstanding for the
      purchase of common stock                 --        178,731                           --         120,560
    Stock units outstanding
      convertible to shares of
      common stock                             --         53,967                           --          26,102
                                   ---------------  --------------              -------------- ----------------

 Diluted EPS:
    Net earnings per share
      of common stock and
      assumed conversions           $   9,150,000     15,320,451   $   0.60      $  3,052,000       6,730,074     $   0.46
                                   ===============  ============= ============= ============== ================= ===========

11.      Income Taxes

We made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ended December 31, 2003. As a REIT, we are generally not subject to federal income tax. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on taxable income at regular corporate rates. We may also be subject to certain state and local taxes on our income and property. Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income. At March 31, 2005, we were in compliance with all REIT requirements.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


During the three months ended March 31, 2005, we recorded $1,267,000 of income tax expense for income attributable to taxable REIT subsidiaries. Our effective tax rate for the year ended December 31, 2003 attributable to taxable REIT subsidiaries was 42.5%. The difference between the U.S. federal statutory tax rate of 35% and the effective tax rate was primarily state and local taxes, net of federal tax benefit.

12.      Dividends

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

On March 21, 2005, we declared a dividend of approximately $8,315,000, or $0.55 per share of common stock applicable to the three-month period ended March 31, 2005, payable on April 15, 2005 to shareholders of record on March 31, 2005.

13.      Employee Benefit Plans

Amended and Restated 1997 Long-Term Incentive Stock Plan

During the three months ended March 31, 2005, we did not issue any options to acquire shares of class A common stock.

The following table summarizes the option activity under the incentive stock plan for the quarter ended March 31, 2005:


                                                                                                Weighted Average
                                                       Options             Exercise Price        Exercise Price
                                                     Outstanding             per Share              per Share
                                                  ------------------- ------------------------- ------------------
   Outstanding at January 1, 2005                          458,998         $12.375 - $30.00          $ 19.67
      Granted in 2005                                           --                 --                    --
      Exercised in 2005                                     (9,622)        $12.375 - $18.00            13.86
      Canceled in 2005                                          --                 --                    --
                                                  -------------------                           ------------------
   Outstanding at March 31, 2005                           449,376         $12.375 - $30.00          $ 19.79
                                                  ===================                           ==================

At March 31, 2005, all of the options are exercisable. At March 31, 2005, the outstanding options have various remaining contractual exercise periods ranging from 0.75 to 6.84 years with a weighted average life of 4.22 years.

Amended and Restated 2004 Long-Term Incentive Plan

In the first quarter of 2005, we issued 21,448 shares of common stock to John R. Klopp as a result of the attainment of 2004 annual performance measures set forth in the related performance award, 50% of which are subject to further time vesting in one-third increments on each of January 1, 2006, 2007 and 2008 and 50% of which are subject to further performance vesting as performance stock and vest, if at all, on December 31, 2008 if total shareholder return exceeds 13% during the period from January 1, 2005 to December 31, 2008.

In the first quarter of 2005, we issued 56,073 shares of common stock to other employees pursuant to restricted stock and performance unit awards. Pursuant to the awards, 50% of the shares vest as restricted stock in equal one-third increments on each of February 4, 2006, 2007 and 2008 and 50% of the shares are subject to performance vesting as performance stock and vest, if at all, on February 4, 2009 if total shareholder return exceeds 13% during the period from January 1, 2005 to December 31, 2008.

Compensation   expense  for  stock  awards  is  recognized  on  the  accelerated attribution method under Financial Accounting Standards Board Interpretation No. 28.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


14.      Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on our outstanding debt and convertible junior subordinated debentures during the three months ended March 31, 2005 and 2004 was $5,357,000 and $4,812,000, respectively. We paid income taxes during the three months ended March 31, 2005 and 2004 of $5,000 and $113,000, respectively.

15.      Segment Reporting

We operate under two reportable segments. We have an internal information system that produces performance and asset data for the two segments along service lines.

The Balance Sheet Investment segment includes all activities related to direct loan and investment activities (including direct investments in Funds) and the financing thereof.

The Investment Management segment includes all activities related to investment management services provided to us and third-party funds under management and includes our taxable REIT subsidiary, CT Investment Management Co., LLC and its subsidiaries.

The  following  table  details  each  segment's   contribution  to  our  overall
profitability and the identified assets attributable to each such segment for the three months ended, and as of, March 31, 2005, respectively (in thousands):



                                                         Balance Sheet         Investment        Inter-Segment
                                                           Investment          Management          Activities            Total
                                                       ------------------- ------------------ -------------------- -----------------
Income from loans and other investments:
   Interest and related income                           $      15,696       $        --          $       --           $     15,696
   Less:  Interest and related expenses on credit
    facilities, term redeemable securities contract
    and repurchase obligations                                   5,752                --                  --                  5,752
                                                       ------------------- ------------------ -------------------- -----------------
     Income from loans and other investments, net                9,944                --                  --                  9,944
                                                       ------------------- ------------------ -------------------- -----------------

Other revenues:
   Management and advisory fees                                  --                  9,091              (1,187)               7,904
   Income/(loss) from equity investments in Funds                 (252)             (1,170)               --                 (1,422)
   Other interest income                                            23                  10                  (8)                  25
                                                       ------------------- ------------------ -------------------- -----------------
     Total other revenues                                         (229)              7,931              (1,195)               6,507
                                                       ------------------- ------------------ -------------------- -----------------

 Other expenses:
   General and administrative                                    2,065               4,877              (1,187)               5,755
   Other interest expense                                            8                --                    (8)                --
   Depreciation and amortization                                   211                  68                --                    279
                                                       ------------------- ------------------ -------------------- -----------------
     Total other expenses                                        2,284               4,945              (1,195)               6,034
                                                       ------------------- ------------------ -------------------- -----------------

   Income before income taxes                                    7,431               2,986                --                 10,417
Provision for income taxes                                        --                 1,267                --                  1,267
                                                       ------------------- ------------------ -------------------- -----------------
   Net income allocable to class A common stock          $       7,431       $       1,719        $       --           $      9,150
                                                       =================== ================== ==================== =================

   Total Assets                                          $   1,001,158       $      12,743        $    (13,152)        $  1,000,749
                                                       =================== ================== ==================== =================


All revenues were generated from external sources within the United States. The Balance Sheet Investment segment paid the Investment Management segment fees of $1,187,000 for management of the segment and $8,000 for inter-segment interest, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the table above.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


The  following  table  details  each  segment's   contribution  to  our  overall
profitability and the identified assets attributable to each such segment for the three months ended, and as of, March 31, 2004, respectively (in thousands):


                                                         Balance Sheet         Investment        Inter-Segment
                                                           Investment          Management          Activities            Total
                                                       ------------------- ------------------ -------------------- -----------------

Income from loans and other investments:
   Interest and related income                           $       9,018       $        --         $        --          $       9,018
   Less:  Interest and related expenses on credit
    facilities, term redeemable securities contract
    and repurchase obligations                                   2,636                --                  --                  2,636
   Less:  Interest and related expenses on
    convertible junior subordinated debentures                   2,433                --                  --                  2,433
                                                       ------------------- ------------------ -------------------- -----------------
     Income from loans and other investments, net                3,949                --                  --                  3,949
                                                       ------------------- ------------------ -------------------- -----------------

Other revenues:
   Management and advisory fees                                   --                 2,779               (695)                2,084
   Income/(loss) from equity investments in Funds                  487                 (93)              --                     394
   Other interest income                                             4                 109               (105)                    8
                                                       ------------------- ------------------ -------------------- -----------------
     Total other revenues                                          491               2,795               (800)                2,486
                                                       ------------------- ------------------ -------------------- -----------------

 Other expenses:
   General and administrative                                    1,194               2,469               (695)                2,968
   Other interest expense                                          105                --                 (105)                 --
   Depreciation and amortization                                   211                  63              --                      274
                                                       ------------------- ------------------ -------------------- -----------------
     Total other expenses                                        1,510               2,532               (800)                3,242
                                                       ------------------- ------------------ -------------------- -----------------

   Income before income taxes                                    2,930                 263               --                   3,193
Provision for income taxes                                        --                   141               --                     141
                                                       ------------------- ------------------ -------------------- -----------------
   Net income allocable to class A common stock          $       2,930       $         122       $       --           $       3,052
                                                       =================== ================== ==================== =================

   Total Assets                                          $     452,682       $      19,370       $     (6,249)        $     465,803
                                                       =================== ================== ==================== =================

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

Introduction

We are a fully integrated, self-managed finance and investment management company that specializes in credit-sensitive structured financial products. To date, our investment programs have focused on loans and securities backed by income-producing commercial real estate assets. From the commencement of our finance business in 1997 through March 31, 2005, we have completed over $4.8 billion of real estate-related investments both directly and on behalf of our managed funds. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes.

Currently, we make balance sheet investments for our own account and manage a series of private equity funds on behalf of institutional and individual investors. Since commencement of our investment management business in March 2000, we have co-sponsored three funds: CT Mezzanine Partners I LLC, CT Mezzanine Partners II LP and CT Mezzanine Partners III, Inc., which we refer to as Fund I, Fund II and Fund III, respectively.

Balance Sheet Overview

During the quarter ended March 31, 2005, we purchased one investment in commercial mortgage-backed securities. The security had a face value and purchase price of $5,000,000 and bears interest at a variable rate of interest of London Interbank Offered Rate, or LIBOR, plus 2.10%.

At March 31, 2005, we held twenty investments in fifteen separate issues of commercial mortgage-backed securities, or CMBS, with an aggregate face value of $270,667,000. CMBS with a face value of $66,216,000 earn interest at a variable rate which averages LIBOR, plus 2.26% (5.07% at March 31, 2005). The remaining CMBS, $204,451,000 face value, earn interest at fixed rates averaging 7.60% of face value. In the aggregate, we purchased the CMBS at discounts. As of March 31, 2005, the remaining discount to be amortized into income over the remaining lives of the securities was $21,911,000. At March 31, 2005, with discount amortization, the CMBS earn interest at a blended rate of 8.25% of face value less the unamortized discount. As of March 31, 2005, the securities were carried at market value of $244,214,000, reflecting other than temporary write-downs taken in 2004 on two securities of $5,275,000, and a $732,000 unrealized gain to their amortized cost.

During the three months ended March 31, 2005, we purchased or originated one property mezzanine loan for $21,210,000 and eleven B Notes for $179,914,000, received partial repayments on four property mezzanine loans and 24 B Notes totaling $15,371,000, and two property mezzanine loans and three B Notes totaling $61,676,000 were satisfied and repaid. We have no outstanding loan commitments at March 31, 2005.

At March 31, 2005, we had 74 performing loans receivable with a current carrying value of $676,990,000. Four of the loans totaling $101,718,000 bear interest at an average fixed rate of interest of 9.80%. The 70 remaining loans, totaling $575,272,000, bear interest at a variable rate of interest averaging LIBOR plus 3.88% (6.72% at March 31, 2005). One mortgage loan receivable with an original principal balance of $8,000,000 matured on July 15, 2001 but has not been repaid with respect to principal and interest. In December 2002, the loan was written down to $4,000,000 through a charge to the allowance for possible credit losses. Since the write-down, we have received proceeds of $962,000 reducing the carrying value of the loan to $3,038,000. In accordance with our policy for revenue recognition, income recognition has been suspended on this loan and for the quarter ended March 31, 2005, $251,000 of potential interest income was not recorded. All other loans are performing in accordance with their terms.

On at least a quarterly basis, management reevaluates the reserve for possible credit losses based upon our current portfolio of loans. Each loan is evaluated using our proprietary loan risk rating system, which considers loan to value, debt yield, cash flow stability, exit plan, sponsorship, loan structure and any other factors necessary to assess the likelihood of delinquency or default. If we believe that there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our loan, and this potential loss is multiplied by our estimate of the likelihood of default. Based upon our detailed review at March 31, 2005, we concluded that a reserve for possible credit losses was not warranted.

At March 31, 2005, we had investments in Funds of $20,983,000, including $4,689,000 of unamortized costs capitalized in connection with entering into our venture agreement with Citigroup Alternative Investments LLC and the commencement of the related fund management business. These costs are being amortized over the lives of the Funds and the venture agreement, and are reflected as a reduction in income/(loss) from equity investments in Funds.

With our second issuance of collateralized debt obligations, commonly known as CDOs, we have substantially restructured the manner in which we finance our business. While we still use our committed credit facility and repurchase obligations to finance balance sheet assets, 83% of our debt is in the form of CDOs at March 31, 2005.

The CDOs we have issued generally carry lower interest rates and allow for higher levels of leverage than our previously utilized financing sources. The use of CDOs to finance our business has allowed us to pursue new investments which carry less risk and lower returns and, by utilizing additional leverage, still obtain our desired leveraged returns.

Our second issuance of CDOs on March 15, 2005 has solidified us as an established CDO issuer and collateral manager. Our $337.8 million second issue of CDOs through our wholly-owned subsidiary Capital Trust RE CDO 2005-1 Ltd., which we refer to as CDO 2005-1, created long-term, non-recourse financing at an all-in borrowing cost that is significantly lower than our pre-existing sources of debt capital. CDO 2005-1 is long-term, floating rate financing that matches both the interest rate index and duration of our assets. With its five year reinvestment period, during which principal proceeds from repayments of the initial CDO assets can be reinvested in qualifying replacement assets, we can utilize the financing in a manner very similar to a line of credit. In the transaction, we sold $298.9 million of investment grade rated CDOs to institutional investors and purchased through a wholly-owned subsidiary the four remaining tranches of unrated and below investment grade rated CDOs and the preferred equity interests issued by CDO 2005-1. CDO 2005-1 holds assets consisting of loans, CMBS and cash totaling $337.8 million, which serves as collateral for the CDOs. The five investment grade tranches were issued with floating rate coupons with a combined weighted average rate of LIBOR plus 0.49% (3.32% at March 31, 2005) and have a remaining expected average maturity of 7.3 years as of March 31, 2005. We incurred $5,223,000 of issuance costs which will be amortized on a level yield basis over the average life of CDO 2005-1. CDO 2005-1 was structured to match fund the cash flows from a significant portion of our existing B notes, mezzanine loans and CMBS. For accounting purposes, CDO 2005-1 is consolidated in our financial statements. The five investment grade tranches are treated as a secured financing, and are non-recourse to us.

Proceeds from the sale of the five investment grade tranches issued by CDO 2005-1 were used to pay down the credit facility and repurchase obligations. The assets serving as collateral in CDO 2005-1 were contributed from our existing portfolio of loans and CMBS.

CDO 2005-1, along with the CDOs we issued last year, provide us with $551.7 million of debt financing at a stated average interest rate of LIBOR + 0.55% (3.39% at March 31, 2005) and an all-in rate (including the amortization of fees) 0.31% higher.

At March 31, 2005, we used repurchase agreements with one counterparty to finance a substantial portion of our CMBS portfolio. Under these obligations, at March 31, 2005, we had sold CMBS with a book and market value of $177,365,000 and had a liability to repurchase these assets for $113,884,000. The average borrowing rate on this financing is LIBOR plus 0.88% (3.74% at March 31, 2005).

We also have a credit facility and other repurchase agreements which provide up to $461.1 million of additional credit, of which $84.8 million is available from the assets currently pledged as collateral. We would need to pledge additional existing or newly acquired assets to fully utilize all of the available credit.

We were party to four cash flow interest rate swaps with a total notional value of $184 million as of March 31, 2005. These cash flow interest rate swaps effectively convert floating rate debt to fixed rate debt, which is utilized to finance assets that earn interest at fixed rates. We receive a rate equal to LIBOR (2.84% at March 31, 2005) and pay an average rate of 4.32%. The market value of the swaps at March 31, 2005 was $3,232,000, which is recorded as an interest rate hedge asset and as a component of accumulated other comprehensive gain/(loss) on our balance sheet.

At March 31, 2005, we had 15,087,753 shares of our class A common stock outstanding.

Investment Management Overview

We operated principally as a balance sheet investor until the start of our investment management business in March 2000, when we entered into a venture with affiliates of Citigroup Alternative Investments to co-sponsor and invest capital in a series of commercial real estate mezzanine investment funds managed by us. Pursuant to the venture agreement, we have co-sponsored with Citigroup Alternative Investments Fund I, Fund II and Fund III. We have capitalized costs of $6,322,000, net, from the formation of the venture and the Funds that are being amortized over the remaining anticipated lives of the Funds and the related venture agreement. Fund I has concluded its operations and been dissolved.

Fund II had its initial closing on equity commitments on April 9, 2001 and its final closing on August 7, 2001, ultimately raising $845.2 million in equity commitments, including $49.7 million (5.9%) from us and $198.9 million (23.5%) from Citigroup Alternative Investments. Third-party private equity investors, including public and corporate pension plans, endowment funds, financial institutions and high net worth individuals, made the balance of the equity commitments. During its two-year investment period, which expired on April 9, 2003, Fund II invested $1.2 billion in 40 separate transactions. CT Investment Management Co. LLC, our wholly-owned taxable REIT subsidiary, acts as the investment manager to Fund II and receives 100% of the base management fees paid by the fund. As of April 9, 2003, the end of Fund II's investment period, CT Investment Management Co. began earning annual base management fees calculated at a rate equal to 1.287% of invested capital.

We and Citigroup Alternative Investments, through our collective ownership of the general partner of Fund II, which we refer to as Fund II GP, are entitled to receive incentive management fees from Fund II if the return on invested equity is in excess of 10% after all invested capital has been returned. The Fund II incentive management fees are split equally between Citigroup Alternative Investments and us. On March 29, 2005, we received our first such payment totaling $6,214,000 reflecting 50% of the total incentive management fees paid to the general partner. In connection with the receipt of the incentive management fees, Fund II GP, which is 50% owned by us and the general partner of Fund II, expensed costs that it had previously capitalized of $2,050,000, of which $1,025,000 flowed through to us. The payment of the incentive management fees by Fund II reduced the value of our investment in Fund II and Fund II GP by $852,000, reflecting our proportionate share of the incentive management payment. In addition, we have and will continue to pay 25% of our share of the Fund II incentive management fees as long-term incentive compensation to our employees. The amount of future additional incentive fees to be received will depend upon a number of factors, including the level of interest rates and the fund's ability to generate additional returns, which is in turn impacted by the duration and ultimate performance of the fund's assets. Potential incentive fees received as Fund II winds down could result in significant additional income from operations in certain periods during which such payments can be recorded as income. If Fund II's remaining assets were sold and liabilities were settled on April 1, 2005 at the recorded book value, and the fund's equity and income were distributed, we would record approximately $3.6 million of additional gross incentive fees.

We do not anticipate making any additional equity contributions to Fund II or its general partner. Our net investment in Fund II and its general partner at March 31, 2005 was $3.2 million. As of March 31, 2005, Fund II had 8 outstanding loans and investments totaling $82.5 million, all of which were performing in accordance with the terms of their agreements.

On June 2, 2003, Fund III effected its initial closing on equity commitments and on August 8, 2003, its final closing, raising a total of $425.0 million in equity commitments, including our equity commitment of $20.0 million (4.7%) and Citigroup Alternative Investments' equity commitment of $80.0 million (18.8%). The balance of equity commitments was made by third-party private equity investors. From the initial closing through March 31, 2005, we have made equity investments in Fund III of $13,020,000. Through March 31, 2005, Fund III had made 28 loans and investments of approximately $930 million. As of March 31, 2005, Fund III had 21 outstanding loans and investments totaling $667.8 million, all of which were performing in accordance with the terms of their agreements.

CT Investment Management Co. receives 100% of the base management fees from Fund III calculated at a rate equal to 1.42% per annum of committed capital during Fund III's two-year investment period, which expires June 2, 2005, and 1.42% of invested capital thereafter. We and our co-sponsor are also entitled to receive incentive management fees from Fund III if the return on invested equity is in excess of 10% after all invested capital has been returned. We will receive 62.5% and our co-sponsor will receive 37.5% of the total incentive management fees. We will distribute a portion (up to 40%) of our share of the Fund III incentive management fees as long-term incentive compensation to our employees.

Three months Ended March 31, 2005 Compared to Three months Ended March 31, 2004

We reported net income of $9,150,000 for the three months ended March 31, 2005, an increase of $6,098,000 from the net income of $3,052,000 for the three months ended March 31, 2004. These increases were primarily the result of an increase in net interest income from loans and other investments and the receipt of incentive management fees from Fund II. Since March 31, 2004, we raised significant new capital, increased interest earning assets, and financed our business more efficiently through the use of CDOs. As a result, debt costs as a percentage of interest income have decreased.

Interest and related income from loans and other investments totaled $15,696,000 for the three months ended March 31, 2005, an increase of $6,678,000 from the $9,018,000 amount for the three months ended March 31, 2004. Average interest-earning assets increased from approximately $385.3 million for the three months ended March 31, 2004 to approximately $822.2 million for the three months ended March 31, 2005. The average interest rate earned on such assets decreased from 9.4% for the three months ended March 31, 2004 to 7.6% for the three months ended March 31, 2005. The decrease in rates was due primarily to a change in the mix of our investment portfolio to include more lower risk B Notes in 2005 (which generally carry lower interest rates than mezzanine loans) as higher rate mezzanine loans are paid down and a general decrease in spreads obtained on newly originated investments, partially offset by a higher average LIBOR rate, which increased by 1.5% from 1.1% for the three months ended March 31, 2004 to 2.6% for the three months ended March 31, 2005.

We utilize our existing credit facility, collateralized debt obligations and repurchase obligations to finance our interest-earning assets.

Interest and related expenses on secured debt amounted to $5,752,000 for the three months ended March 31, 2005, an increase of $3,116,000 from the $2,636,000 amount for the three months ended March 31, 2004. The increase in expense was due to an increase in the amount of average interest-bearing liabilities outstanding from approximately $218.8 million for the three months ended March 31, 2004 to approximately $546.2 million for the three months ended March 31, 2005, offset partially by a decrease in the average rate paid on interest-bearing liabilities from 4.8% to 4.2% for the same periods. The decrease in the average rate is substantially due to the use of CDOs to finance a large portion of the portfolio at lower rates than obtained under the credit facility and term redeemable securities contract, partially offset by the increase in average LIBOR.

Prior to September 29, 2004, we also utilized the convertible junior subordinated debentures to finance our interest-earning assets. During the three months ended March 31, 2004, we recognized $2,433,000 of expenses related to the convertible junior subordinated debentures. No expense was recorded for the three months ended March 31, 2005 as the liability was extinguished in 2004 upon the conversion of one half of the principal amount due on the debentures into common stock on July 28, 2004 and the conversion of the remaining amount due on the debentures into common stock on September 29, 2004.

Other revenues increased $4,021,000 from $2,486,000 for the three months ended March 31, 2004 to $6,507,000 for the three months ended March 31, 2005. The increase is primarily due to the receipt of incentive management fees from Fund II of $6,214,000. In connection with the receipt of the incentive management fees, Fund II GP, which is 50% owned by us and the general partner of Fund II, expensed costs that it had previously capitalized of $2,050,000, of which $1,025,000 flowed through to us. The payment of the incentive management fees by Fund II reduced the value of our investment in Fund II and Fund II GP by $852,000, reflecting our proportionate share of the incentive management payment. This was partially offset by a decrease in the management fees and investment income from Fund II, due to lower levels of investment in 2005 as the fund winds down.

General and administrative expenses increased $2,787,000 to $5,755,000 for the three months ended March 31, 2005 from $2,968,000 for the three months ended March 31, 2004. The increase in general and administrative expenses was primarily due to the allocation of Fund II incentive management fees for payment to employees (representing 25% of the total received, or $1,554,000), increases in employee compensation expense from the issuance of additional restricted stock, and additional expenses related to the services provided under our contract with Global Realty Outsourcing, Inc. which began in April 2004.

We have made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ended December 31, 2003. As a REIT, we generally are not subject to federal income tax. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable three months, we will be subject to federal income tax on our taxable income at regular corporate rates. We may also be subject to certain state and local taxes on our income and property. Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income.

At March 31, 2005 and 2004, we were in compliance with all REIT requirements and, as such, have not provided for income tax expense on our REIT taxable income for the three months ended March 31, 2005 and 2004. We also have taxable REIT subsidiaries which are subject to tax at regular corporate rates. During the three months ended March 31, 2005 and 2004, we recorded $1,267,000 and $141,000, respectively, of income tax expense. This increase resulted from increased taxable income in our taxable REIT subsidiaries primarily due to incentive management fees recognized from Fund II, which, net of offsetting costs and expenses, generated $1,642,000 of income tax expense.


Liquidity and Capital Resources

At March 31, 2005, we had $22,248,000 in cash. Our primary sources of liquidity for the remainder of 2005 are expected to be cash on hand, cash generated from operations, principal and interest payments received on loans and investments, and additional borrowings under our credit facility, CDOs and repurchase obligations. We believe these sources of capital will be adequate to meet future cash requirements for 2005. We expect that during 2005, we will use a significant amount of our available capital resources to originate or purchase new loans and investments for our balance sheet. We intend to continue to employ leverage on our balance sheet assets to enhance our return on equity.

We experienced a net decrease in cash of $2,335,000 for the three months ended March 31, 2005, compared to a net increase of $14,386,000 for the three months ended March 31, 2004. Cash provided by operating activities during the three months ended March 31, 2005 was $10,533,000, compared to $636,000 during the same period of 2004. For the three months ended March 31, 2005, cash used in investing activities was $122,491,000, compared to $45,469,000 during the same period in 2004. The change was primarily due our increased loan and investment originations partially offset by increased levels of principal collections when comparing the first quarter of 2005 to the same quarter of 2004. We financed the increased investment activity with additional borrowings under our credit facility, repurchase obligations and CDOs. This accounted for substantially all of the change in the net cash activity from financing activities.

At March 31, 2005, we had no outstanding borrowings under our credit facility, outstanding CDOs of $551,691,000 and outstanding repurchase obligations totaling $113,884,000. At March 31, 2005, we had pledged assets that enable us to obtain an additional $84.8 million financing. We had $461.1 million of credit available for the financing of new and existing unpledged assets pursuant to our credit facility and repurchase agreements.


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

Note on Forward-Looking Statements

Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Section 21E of the Securities and Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the our current business plan, business and investment strategy and portfolio management. These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes" and "scheduled" and similar expressions. Our actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Important factors that we believe might cause actual results to differ from any results expressed or implied by these forward-looking statements are discussed in the cautionary statements contained in Exhibit 99.1 to this Form 10-Q (filed as Exhibit 99.1 to our Annual Report on Form 10-K, filed on March 10, 2005 and incorporated therein by reference), which are incorporated herein by reference. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q.

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

Our loans and investments, including our fund investments, are also subject to credit risk. The ultimate performance and value of our loans and investments depends upon the owner's ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due us. To monitor this risk, our asset management team is in constant contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.

The following table provides information about our financial instruments that are sensitive to changes in interest rates at March 31, 2005. For financial assets and debt obligations, the table presents cash flows to the expected maturity and weighted average interest rates based upon the current carrying values. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on rates in effect as of the reporting date.



                                                           Expected Maturity Dates
                             -------------------------------------------------------------------------------------
                                2005        2006        2007         2008        2009     Thereafter     Total     Fair Value
                                ----        ----        ----         ----        ----     ----------     -----     ----------
Assets:                                                           (dollars in thousands)
Commercial Mortgage-backed
   Securities
   Fixed Rate                $    1,750         --   $      135   $   1,420   $    5,015  $ 196,130      $204,451  $  179,608

      Average interest rate       8.98%         --        7.58%       7.57%        9.88%     10.64%        10.58%

   Variable Rate             $      242  $    6,677  $    3,878   $  39,833   $   14,002  $   1,268    $   65,900  $   64,606

      Average interest rate       3.83%       3.83%       3.83%       5.40%        4.21%     34.16%         5.58%

Loans receivable
   Fixed Rate                $      597  $      989  $    7,981   $  47,901   $      697  $  43,980    $  102,145  $  110,035

      Average interest rate      10.06%       9.88%       8.35%      11.77%        7.95%      7.91%         9.79%

   Variable Rate             $   83,836  $  260,050  $   91,604   $  55,292   $   68,595  $  25,000    $  584,377  $  579,103
      Average interest rate       6.43        6.47%       7.87%       7.22%        5.92%      4.91%         6.63%

Interest rate swaps
     Notional amounts        $      213  $    3,681  $    5,826   $   1,035   $   30,301  $ 142,958    $  184,004  $    3,232

     Average fixed pay rate       3.68%       4.19%       3.21%       4.24%        4.56%      4.31%         4.32%
     Average variable
     receive rate                 2.85%       2.85%       2.85%       2.85%        2.83%      2.84%         2.84%

Liabilities:

Repurchase obligations
   Variable Rate                   --     $ 113,884         --          --           --         --     $  113,884  $  113,884
      Average interest rate        --         3.74%         --          --           --         --          3.74%

Collateralized debt
  obligations
   Variable Rate                   --           --          --    $  88,964   $  103,053  $ 359,674    $  551,691  $  551,691
      Average interest rate        --           --          --        3.67%        3.74%      3.69%         3.70%

ITEM 4.  Controls and Procedures


Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no significant changes in our "internal control over financial reporting" (as defined in rule 13a-15(f) under the Securities Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 1:       Legal Proceedings

                           None

ITEM 2:       Unregistered Sales of Equity Securities and Use of Proceeds

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

      3.3 First Amendment to Amended and Restated Bylaws of Capital Trust, Inc. (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (File No. 1-14788) filed on August 16, 2004 and incorporated herein by reference).

   o 10.1 Form of Award Agreement granting Performance Awards under the Company's Amended and Restated 2004 Long-Term Incentive Plan.

     10.2 Fourth Amendment to Master Repurchase Agreement, dated as of February 28, 2005, by and among Capital Trust, Inc., Goldman Sachs Mortgage Company and Commerzbank AG, New York Branch (filed as
            Exhibit 10.22.e to the Company's Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

     10.3 Terms Annex, dated March 1, 2005, by and between Liquid Funding, Ltd. and CT LF Funding Corp. (filed as Exhibit 10.24.b to the Company's Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

     10.4 Master Repurchase Agreement, dated as of March 4, 2005, by and among Capital Trust, Inc., Bank of America, N.A. and Banc of America Securities LLC (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

     10.5   Form of Award Agreement granting Performance Units.

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

     99.1 Risk Factors (filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K (File No. 1-14788), filed on March 10, 2005 and incorporated herein by reference).


        o  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CAPITAL TRUST, INC.



May 4, 2005                                          /s/ John R. Klopp
-----------                                          -----------------
Date                                                 John R. Klopp
                                                     Chief Executive Officer

May 4, 2005                                          /s/ Brian H. Oswald
-----------                                          --------------------
Date                                                 Brian H. Oswald
                                                     Chief Financial Officer