Form 10-Q
period 2005-06-30
CAPITAL TRUST INC
filed 2005-08-09
CIK 1061630

To be filed with the Securities and Exchange Commission on August 9, 2005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
                               -------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of outstanding shares of the registrant's class A common stock, par value $0.01 per share, as of August 8, 2005 was 15,118,238.

                               CAPITAL TRUST, INC.
                                      INDEX


Part I.       Financial Information

              Item 1:      Financial Statements                                                          1

                      Consolidated Balance Sheets - June 30, 2005 (unaudited) and
                           December 31, 2004 (audited)                                                   1

                      Consolidated Statements of Income - Three and Six Months Ended June 30,
                           2005 and 2004 (unaudited)                                                     2

                      Consolidated Statements of Changes in Shareholders' Equity - Six Months
                           Ended June 30, 2005 and 2004 (unaudited)                                      3

                      Consolidated Statements of Cash Flows - Six Months Ended June 30, 2005
                           and 2004 (unaudited)                                                          4

                      Notes to Consolidated Financial Statements (unaudited)                             5

              Item 2:      Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                                        17

              Item 3:      Quantitative and Qualitative Disclosures about Market Risk                   24

              Item 4:      Controls and Procedures                                                      25

Part II.      Other Information

              Item 1:      Legal Proceedings                                                            26

              Item 2:      Unregistered Sales of Equity Securities and Use of Proceeds                  26

              Item 3:      Defaults Upon Senior Securities                                              26

              Item 4:      Submission of Matters to a Vote of Security Holders                          26

              Item 5:      Other Information                                                            26

              Item 6:      Exhibits                                                                     27

              Signatures                                                                                28

                      Capital Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                       June 30, 2005 and December 31, 2004
                                 (in thousands)




                                                                                            June 30,                December 31,
                                                                                              2005                      2004
                                                                                       --------------------      -------------------
                                                                                          (unaudited)                 (audited)

                                         Assets

  Cash and cash equivalents                                                              $       14,487            $       24,583
  Restricted cash                                                                                 2,827                       611
  Commercial mortgage-backed securities available-for-sale, at fair value                       257,755                   247,765
  Loans receivable                                                                              713,487                   556,164
  Total return swap                                                                               4,000                      --
  Equity investment in CT Mezzanine Partners II LP ("Fund II"), CT MP II LLC
     ("Fund II GP") and CT Mezzanine Partners III, Inc. ("Fund III") (together                   20,732                    21,376
     "Funds")
  Deposits and other receivables                                                                     53                    10,282
  Accrued interest receivable                                                                     5,420                     4,029
  Interest rate hedge assets                                                                       --                         194
  Deferred income taxes                                                                           3,627                      5,623
  Prepaid and other assets                                                                       10,749                     7,139
                                                                                       --------------------      -------------------
Total assets                                                                             $    1,033,137            $      877,766
                                                                                       ====================      ===================




                      Liabilities and Shareholders' Equity

Liabilities:
  Accounts payable and accrued expenses                                                  $       15,237            $       17,388
  Credit facility                                                                                16,991                    65,176
  Repurchase obligations                                                                        127,024                   225,091
  Collateralized debt obligations ("CDOs")                                                      551,691                   252,778
  Interest rate hedge liabilities                                                                 2,381                      --
  Deferred origination fees and other revenue                                                     1,138                       836
                                                                                       --------------------      -------------------
Total liabilities                                                                               714,462                   561,269
                                                                                       --------------------      -------------------


Shareholders' equity:
  Class A common stock, $0.01 par value, 100,000 shares authorized, 14,797 and
     14,769 shares issued and outstanding at June 30, 2005 and December 31, 2004,
     respectively ("class A common stock")                                                          148                       148
  Restricted class A common stock, $0.01 par value, 321 and 283 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively
     ("restricted class A common stock" and together with class A common stock,                       3                         3
     "common stock")
  Additional paid-in capital                                                                    323,385                   321,937
  Accumulated other comprehensive gain                                                            3,177                     3,815
  Accumulated deficit                                                                            (8,038)                   (9,406)
                                                                                       --------------------      -------------------
Total shareholders' equity                                                                      318,675                   316,497
                                                                                       --------------------      -------------------

Total liabilities and shareholders' equity                                               $    1,033,137            $      877,766
                                                                                       ====================      ===================


See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                        Consolidated Statements of Income
                Three and Six Months Ended June 30, 2005 and 2004
                      (in thousands, except per share data)
                                   (unaudited)




                                                                Three Months Ended                         Six Months Ended
                                                                     June 30,                                  June 30,
                                                        ---------------------------------    --------------------------------------
                                                             2005             2004                 2005                 2004
                                                        --------------  -----------------    -----------------    -----------------
Income from loans and other investments:
   Interest and related income                           $    18,912      $     9,172          $    34,608          $      18,190
   Less: Interest and related expenses on secured debt         7,631            2,454               13,383                  5,090
   Less: Interest and related expenses on step up
    convertible junior subordinated debentures                  --              2,432                 --                    4,865
                                                        --------------  -----------------    -----------------    -----------------
     Income from loans and other investments, net             11,281            4,286               21,225                  8,235
                                                        --------------  -----------------    -----------------    -----------------

Other revenues:
   Management and advisory fees from Funds                     2,723            2,031               10,627                  4,115
   Income/(loss) from equity investments in Funds                120              431               (1,302)                   825
   Gain on sales of investments                                 --                300                 --                      300
   Other interest income                                         212                8                  237                     16
                                                        --------------  -----------------    -----------------    -----------------
     Total other revenues                                      3,055            2,770                9,562                  5,256
                                                        --------------  -----------------    -----------------    -----------------

 Other expenses:
   General and administrative                                  5,314            3,163               11,069                  6,131
   Depreciation and amortization                                 280              274                  559                    548
                                                        --------------  -----------------    -----------------    -----------------
     Total other expenses                                      5,594            3,437               11,628                  6,679
                                                        --------------  -----------------    -----------------    -----------------

Income before income taxes                                     8,742            3,619               19,159                  6,812
    Provision for income taxes                                  (106)              88                1,161                    229
                                                        --------------  -----------------    -----------------    -----------------

Net income                                               $     8,848      $     3,531          $    17,998          $       6,583
                                                        ==============  =================    =================    =================

Per share information:
   Net earnings per share of common stock:
     Basic                                               $      0.59      $      0.48          $      1.19          $        0.94
                                                        ==============  =================    =================    =================
     Diluted                                             $      0.58      $      0.47          $      1.17          $        0.92
                                                        ==============  =================    =================    =================
   Weighted average shares of common stock outstanding:
     Basic                                                15,117,066        7,414,509           15,102,492              6,998,960
                                                        ==============  =================    =================    =================
     Diluted                                              15,375,401        7,588,795           15,346,720              7,168,446
                                                        ==============  =================    =================    =================

  Dividends declared per share of common stock           $      0.55      $      0.45          $      1.10          $        0.90
                                                        ==============  =================    =================    =================


See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                 For the Six Months Ended June 30, 2005 and 2004
                                 (in thousands)
                                   (unaudited)



                                                                              Restricted                              Accumulated
                                                                    Class A    Class A   Additional                      Other
                                                  Comprehensive      Common     Common    Paid-In       Unearned     Comprehensive
                                                  Income/(Loss)      Stock      Stock     Capital     Compensation   Income/(Loss)
                                                 ----------------  -----------------------------------------------------------------

Balance at January 1, 2004                                         $      65  $    --     $  141,402  $       (247)  $    (33,880)
Net income                                       $        6,583          --        --           --            --             --
Unrealized gain on derivative financial
  instruments                                             2,903          --        --           --            --            2,903
Unrealized gain on available-for-sale
  securities                                                308          --        --           --            --              308
Implementation of SFAS No. 123                              --           --        --           (247)          247           --
Issuance of restricted class A common stock                 --           --           1           (1)         --             --
Sale of shares of class A common stock
  under stock option agreements                             --             1       --            707          --             --
Conversion of class A common stock units to
  class A common stock                                      --           --        --            410          --             --
Vesting of restricted class A common stock
  to unrestricted class A common stock                      --           --        --           --            --             --
Restricted class A common stock earned                      --           --        --            354          --             --
Stock options expensed under SFAS No. 123                   --           --        --             45          --             --
Shares of class A common stock issued in direct
  public offering                                           --            16       --         37,963          --             --
Dividends declared on class A common stock                  --           --        --           --            --             --
                                                 ----------------  -----------------------------------------------------------------
Balance at June 30, 2004                         $        9,794    $      82  $       1   $  180,633  $       --     $    (30,669)
                                                 ================  =================================================================

Balance at January 1, 2005                                         $     148  $       3   $  321,937  $       --     $      3,815
Net income                                       $       17,998          --         --          --            --             --
Unrealized loss on derivative financial
  instruments                                            (2,575)         --         --          --            --           (2,575)
Unrealized gain on available-for-sale
  securities                                              1,937          --         --          --            --            1,937
Sale of shares of class A common stock
  under stock option agreements                             --           --         --           183          --             --
Issuance of restricted class A common stock                 --           --         --          --            --             --
Vesting of restricted class A common stock
  to unrestricted class A common stock                      --           --         --          --            --             --
Restricted class A common stock earned                      --           --         --         1,285          --             --
Restricted class A common stock forfeited upon
  resignation  by holder                                    --           --         --           (20)         --             --
Dividends declared on class A common stock                  --           --         --          --            --             --
                                                 ----------------  -----------------------------------------------------------------
Balance at June 30, 2005                         $       17,360    $     148  $       3   $  323,385  $       --     $      3,177
                                                 ================  =================================================================




                                                  Accumulated
                                                    Deficit         Total
                                                 -----------------------------
Balance at January 1, 2004                        $    (11,323)  $    96,017
Net income                                               6,583         6,583
Unrealized gain on derivative financial
  instruments                                             --           2,903
Unrealized gain on available-for-sale
  securities                                              --             308
Implementation of SFAS No. 123                            --            --
Issuance of restricted class A common stock               --            --
Sale of shares of class A common stock
  under stock option agreements                           --             708
Conversion of class A common stock units to
  class A common stock                                    --             410
Vesting of restricted class A common stock
  to unrestricted class A common stock                    --            --
Restricted class A common stock earned                    --             354
Stock options expensed under SFAS No. 123                 --              45
Shares of class A common stock issued in direct
  public offering                                         --          37,979
Dividends declared on class A common stock              (6,722)       (6,722)
                                                 -----------------------------
Balance at June 30, 2004                          $    (11,462)  $   138,585
                                                 =============================

Balance at January 1, 2005                        $     (9,406)  $   316,497
Net income                                              17,998        17,998
Unrealized loss on derivative financial
  instruments                                             --          (2,575)
Unrealized gain on available-for-sale
  securities                                              --           1,937
Sale of shares of class A common stock
  under stock option agreements                           --             183
Issuance of restricted class A common stock               --            --
Vesting of restricted class A common stock
  to unrestricted class A common stock                    --            --
Restricted class A common stock earned                    --           1,285
Restricted class A common stock forfeited upon
  resignation  by holder                                  --             (20)
Dividends declared on class A common stock             (16,630)      (16,630)
                                                 -----------------------------
Balance at June 30, 2005                          $     (8,038)  $   318,675
                                                 =============================

See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six Months ended June 30, 2005 and 2004
                                 (in thousands)
                                   (unaudited)


                                                                                       2005                 2004
                                                                                  ----------------    -----------------

Cash flows from operating activities:
   Net income                                                                       $     17,998        $      6,583
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
       Deferred income taxes                                                               1,996              (1,502)
       Depreciation and amortization                                                         559                 548
       Loss/(income) from equity investments in Funds                                      1,302                (825)
       Restricted class A common stock earned                                              1,285                 354
       Gain on sale of investments                                                          --                  (300)
       Amortization of premiums and accretion of discounts on
         loans and investments, net                                                       (1,192)               (794)
       Accretion of discounts and fees on convertible trust preferred
         securities or convertible step up junior subordinated debentures, net              --                   239
       Expenses reversed on cancellation of restricted stock previously issued               (20)               --
       Stock option expense                                                                 --                    45
   Changes in assets and liabilities, net:
       Deposits and other receivables                                                        229                 342
       Accrued interest receivable                                                        (1,391)              1,100
       Prepaid and other assets                                                            1,909               1,119
       Deferred origination fees and other revenue                                           302              (1,110)
       Accounts payable and accrued expenses                                              (2,940)             (1,338)
                                                                                  ----------------    -----------------
   Net cash provided by operating activities                                              20,037               4,461
                                                                                  ----------------    -----------------

Cash flows from investing activities:
       Purchases of commercial mortgage-backed securities                                (15,156)            (35,037)
       Principal collections on and proceeds from sale of commercial
         mortgage-backed securities                                                        8,008                --
       Principal collections and proceeds from sales on available-for-sale                  --                19,561
       securities
       Origination and purchase of loans receivable                                     (357,644)            (47,093)
       Principal collections and proceeds from sale of loans receivable                  210,608              24,346
       Purchase of total return swap                                                      (4,000)               --
       Equity investments in Funds                                                        (4,660)             (3,500)
       Return of capital from Funds                                                        3,504               4,621
       Increase in restricted cash                                                        (2,216)               --
       Purchases of equipment and leasehold improvements                                     (20)                (65)
                                                                                  ----------------    -----------------
   Net cash used in investing activities                                                (161,576)            (37,167)
                                                                                  ----------------    -----------------

Cash flows from financing activities:
       Proceeds from repurchase obligations                                              256,491              60,721
       Repayment of repurchase obligations                                              (354,558)            (28,671)
       Proceeds from credit facilities                                                    88,891              89,500
       Repayment of credit facilities                                                   (137,076)            (78,368)
       Repayment of term redeemable securities contract                                     --               (11,651)
       Proceeds from issuance of CDOs                                                    298,913                --
       Payment of deferred financing costs                                                (5,560)               (457)
       Dividends paid on class A common stock                                            (15,841)             (5,928)
       Sale of shares of class A common stock under stock option agreements                  183                 708
       Proceeds from sale of shares of class A common stock                                 --                37,979
                                                                                  ----------------    -----------------
   Net cash provided by financing activities                                             131,443              63,833
                                                                                  ----------------    -----------------

Net increase (decrease) in cash and cash equivalents                                     (10,096)             31,127
Cash and cash equivalents at beginning of year                                            24,583               8,738
                                                                                  ----------------    -----------------
Cash and cash equivalents at end of period                                          $     14,487        $     39,865
                                                                                  ================    =================

     See accompanying notes to unaudited consolidated financial statements

                      Capital Trust, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004
                                   (unaudited)

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended June 30, 2005 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2005.

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

2.       Application of New Accounting Policy

During the fourth quarter of 2004, we elected to adopt the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 using the modified prospective method provided in Statement of Financial
Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Under the modified prospective method, we recognized stock-based employee compensation costs based upon the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 effective January 1, 2004 and have restated previously reported quarterly results to reflect the adoption. Compensation expense on awards with graded vesting is recognized on the accelerated attribution method under Financial Accounting Standards Board Interpretation No. 28.

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


4.       Restricted Cash

Restricted cash of $2,827,000 at June 30, 2005 is on deposit with the trustee for the CDOs and will be used to purchase replacement collateral for the CDOs.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


5.       Commercial Mortgage-Backed Securities

During the six months ended June 30, 2005, we made two investments in commercial mortgage-backed securities, or CMBS. The first security had a face value and purchase price of $5,000,000 and bears interest at a variable rate equal to the London Interbank Offered Rate, or LIBOR, plus 2.10%. The second security had a face value of $10,167,000 and purchase price of $10,156,000 and bears interest at a variable rate equal to LIBOR plus 2.00%. In addition, one CMBS investment with a face value of $1,750,000 was repaid in full during the period.

At June 30, 2005, we held twenty investments in fifteen separate issues of CMBS with an aggregate face value of $278,916,000. CMBS with a face value of $76,215,000 earn interest at variable rates which average LIBOR plus 2.23% (5.45% at June 30, 2005). The remaining CMBS, $202,701,000 face value, earn interest at fixed rates averaging 7.59% of face value. In the aggregate, we purchased the CMBS at discounts. As of June 30, 2005, the remaining discount to be amortized into income over the remaining lives of the securities was $21,444,000. At June 30, 2005, including the amortization of the discount as income, the entire CMBS portfolio earned interest at a blended rate of 8.41% of face value less the unamortized discount. As of June 30, 2005, the securities were carried at market value of $257,755,000, reflecting a $5,558,000 net unrealized gain to the amortized cost of the portfolio and other than temporary write-downs taken in 2004 on two securities of $5,275,000..

6.       Loans Receivable

At June 30, 2005 and December 31, 2004, our loans receivable consisted of the following (in thousands):

                                              June 30,          December 31,
                                                2005                2004
                                         ------------------- -------------------
   First mortgage loans                    $        3,038      $        3,038
   Property mezzanine loans                       137,407             159,506
   B Notes                                        573,042             393,620
                                         ------------------- -------------------
   Total loans                             $      713,487      $      556,164
                                         =================== ===================

One first mortgage loan with an original principal balance of $8,000,000 matured on July 15, 2001 but has not been repaid with respect to principal and interest. In December 2002, the loan was written down to $4,000,000 through a charge to the allowance for possible credit losses. Since the write-down, cash collections of $962,000 have reduced the carrying value of the loan to $3,038,000. In accordance with our policy for revenue recognition, income recognition has been suspended on this loan and potential interest income of $514,000 has not been recorded for the six months ended June 30, 2005. All other loans are performing in accordance with the terms of the loan agreements.

During the six months ended June 30, 2005, we originated two property mezzanine loans for $50,010,000 (of which $21,210,000 was funded during the six months ended June 30, 2005) and 23 B Notes for $346,434,000. In addition, wereceived partial repayments on four property mezzanine loans and 26 B Notes totaling $36,358,000 and three property mezzanine loans and eleven B Notes totaling $174,250,000 were satisfied and repaid. We have outstanding unfunded loan commitments at June 30, 2005 of $28,800,000.

At June 30, 2005, the weighted average interest rates in effect, including amortization of fees and premiums, for our performing loans receivable were as follows:

          Property mezzanine loans                           9.32%
          B Notes                                            6.89%
          Total Loans                                        7.36%

At June 30, 2005, $608,925,000 (86%) of the aforementioned performing loans bear interest at floating rates ranging from LIBOR plus 1.60% to LIBOR plus 8.61%. The remaining $101,524,000 (14%) of loans bear interest at fixed rates ranging from 7.00% to 11.67%.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


7.       Total Return Swap

During the six months ended June 30, 2005, we entered into a total return swap agreement. Under the terms of the agreement, we have posted $4 million of cash collateral as security for our $20 million synthetic interest in an underlying referenced loan that is secured by shares of a publicly traded REIT. We receive interest at LIBOR flaton the $4 million cash collateral balance and LIBOR plus 3.75% on our $20 million interest in the referenced loan and pay LIBOR plus 1.00% on the $20 million referenced loan. At June 30, 2005, we are receiving an effective rate of LIBOR plus 13.75% on the $4 million cash collateral balance (17.09%). We collected an origination fee with the execution of the agreement which adds an additional 2.95% to the return. If the price of the stock which serves as collateral for the referenced loan falls below a specified level, we will be required to increase our cash collateral to 30% of the loan balance. If the loan was to default, we would be required to purchase the loan, thereby eliminating the total return swap agreement. The total return swap is treated as a non-hedge derivative for accounting purposes and therefore changes in market value are recorded through the income statement.


8.       Equity investment in Funds

During the six months ended June 30, 2005, through the general partner of Fund II, we received $7,414,000 of incentive management fees from Fund II. In connection with receipt of the incentive management fees, Fund II GP, which is 50% owned by us and the general partner of Fund II, expensed costs that it had previously capitalized of $2,310,000, of which $1,155,000 flowed through to us. The payment of the incentive management fees by Fund II reduced the value of our investment in Fund II and Fund II GP by $1,017,000, reflecting our proportionate share of the incentive management payment.

9.       Long-Term Debt

Credit Facility

At June 30, 2005, we have borrowed $16,991,000 under a $150.0 million credit facility at an average borrowing rate of LIBOR plus 1.35% (4.69% at June 30, 2005). Assuming no additional utilization under the credit facility and including the amortization of all fees paid and capitalized over the remaining term of the credit facility, the all-in effective borrowing cost would have been 9.87% at June 30, 2005. We pledged $97,123,000 of assets as collateral for the borrowing against such credit facility. At June 30, 2005, the available credit remaining under the credit facility was $133.0 million of which $42.2 million may be borrowed without the need to pledge additional assets as collateral.

Repurchase Obligations

On March 4, 2005, we entered into a new master repurchase agreement with a securities dealer that provides us with the right to finance up to $75,000,000 of the value of certain assets. At June 30, 2005, we have pledged three assets with a book value of $36,856,000 as collateral for future repurchase obligation financing and have drawn upon one asset in the amount of $4,250,000. If we fully drew upon these pledged assets, we could obtain an additional $27,077,000 of financing. The master repurchase agreement terminates on March 4, 2010, and bears interest at specified rates over LIBOR based upon each asset financed.

At June 30, 2005, we were party to four repurchase agreements with total commitments of $425 million and had total outstanding borrowings of $127,024,000. The average borrowing rate in effect for all the repurchase agreements outstanding at June 30, 2005 was LIBOR plus 0.90% (4.24% at June 30,
2005). Assuming no additional utilization under the repurchase agreements and including the amortization of all fees paid and capitalized over the remaining term of the repurchase agreements, the all-in effective borrowing cost would have been 4.39% at June 30, 2005. If all of the assets pledged under repurchase agreements were drawn upon, we could obtain an additional $29,685,000 of financing.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


Collateralized Debt Obligations

On March 15, 2005, we issued our second collateralized debt obligation. The issuance was secured by a pool of $337,755,000 of mezzanine loans, B Notes and CMBS owned by us. Investment grade rated notes with a face value of $298,913,000 were issued by our wholly-owned subsidiary, Capital Trust RE CDO 2005-1 Ltd., and were sold to third parties. All of the unrated and below investment grade rated notes and the preferred equity interests were retained by us. The notes sold were issued with floating rate coupons with a combined weighted average rate of LIBOR plus 0.49% (3.75% at June 30, 2005) and have a remaining expected average maturity of 7.3 years as of June 30, 2005. We incurred $5,223,000 of issuance costs which will be amortized on a level yield basis over the average life of the CDO. Including the amortization of the issuance costs, the all in effective rate for the notes sold was LIBOR plus 0.71% (3.97% at June 30, 2005). For accounting purposes, the CDO is consolidated in our financial statements.

Proceeds from the sale of the investment grade tranches were used to pay down the credit facility and repurchase obligations. The assets pledged as collateral for the CDO were contributed from our existing portfolio of loans and CMBS.

10.      Derivative Financial Instruments

The following table summarizes the notional and fair values of our derivative financial instruments at June 30, 2005. The notional value provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit, interest rate or foreign exchange market risks.


                                                              Interest
  Hedge               Type              Notional Value          Rate           Maturity         Fair Value
-----------    --------------------    -----------------   ----------------   ------------    ---------------
Swap           Cash Flow Hedge            $85,000,000           4.2425%          2015         $    (763,000)
Swap           Cash Flow Hedge             74,094,000           4.5840%          2014            (1,796,000)
Swap           Cash Flow Hedge             19,323,000           3.9500%          2011               101,000
Swap           Cash Flow Hedge              5,517,000           3.1175%          2007                77,000

During the six months ended June 30, 2005, we received $373,000 from our counterparty in settlement of an interest rate swap, which has been deferred and is being amortized over the remaining life of the previously hedged item on a level yield basis. We also entered into a new cash flow hedge during the first quarter of 2005.

On June 30, 2005, the derivative financial instruments were reported at their fair value of ($2,381,000) as interest rate hedge liabilities.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


11.      Earnings Per Share

The following table sets forth the calculation of Basic and Diluted EPS for the six months ended June 30, 2005 and 2004:


                                          Six Months Ended June 30, 2005              Six Months Ended June 30, 2004
                                   --------------------------------------------- -------------------------------------------
                                                                    Per Share                                    Per Share
                                     Net Income       Shares         Amount       Net Income       Shares          Amount
                                   --------------- ------------- --------------- ------------- ----------------- -----------
 Basic EPS:
    Net earnings per share of
      common stock                  $  17,998,000     15,102,492   $   1.19      $  6,583,000       6,998,960     $   0.94
                                                                  ==============                                 ===========

 Effect of Dilutive Securities
    Options outstanding for the
      purchase of common stock                --         189,210                          --          118,642
    Warrants outstanding for
      purchase of common stock                --             --                           --            4,672
    Stock units outstanding
      convertible to shares of
      common stock                            --          55,018                          --           46,172
                                   --------------- --------------               -------------- -----------------

 Diluted EPS:
    Net earnings per share
      of common stock and
      assumed conversions           $  17,998,000     15,346,720   $   1.17      $  6,583,000       7,168,446     $   0.92
                                   =============== ============== ============== ============= ================= ===========


The following table sets forth the calculation of Basic and Diluted EPS for the three months ended June 30, 2005 and 2004:

                                         Three Months Ended June 30, 2005            Three Months Ended June 30, 2004
                                   --------------------------------------------- -------------------------------------------
                                                                    Per Share                                    Per Share
                                     Net Income       Shares         Amount       Net Income       Shares          Amount
                                   --------------- ------------- --------------- ------------- ----------------- -----------
 Basic EPS:
    Net earnings per share of
      common stock                  $   8,848,000     15,117,066   $   0.59      $  3,531,000       7,414,509     $   0.48
                                                                  ==============                                 ===========

 Effect of Dilutive Securities
    Options outstanding for the
      purchase of common stock                --         202,278                          --          117,564
    Warrants outstanding for
      purchase of common stock                --             --                           --            9,343
    Stock units outstanding
      convertible to shares of
      common stock                            --          56,057                          --           47,379
                                   --------------- --------------               -------------- -----------------

 Diluted EPS:
    Net earnings per share
      of common stock and
      assumed conversions           $   8,848,000     15,375,401   $   0.58      $  3,531,000       7,588,795     $   0.47
                                   =============== ============== ============== ============= ================= ===========

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


12.      Income Taxes

We made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ended December 31, 2003. As a REIT, we are generally not subject to federal income tax. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on taxable income at regular corporate rates. We may also be subject to certain state and local taxes on our income and property. Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income. At June 30, 2005, we were in compliance with all REIT requirements.

During the six months ended June 30, 2005, we recorded $1,161,000 of income tax expense for income attributable to taxable REIT subsidiaries. Our effective tax rate for the six months ended June 30, 2005 attributable to taxable REIT subsidiaries was 42.4%. The difference between the U.S. federal statutory tax rate of 35% and the effective tax rate was primarily state and local taxes, net of federal tax benefit.

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

On June 17, 2005, we declared a dividend of approximately $8,315,000, or $0.55 per share of common stock applicable to the three-month period ended June 30, 2005, payable on July 15, 2005 to shareholders of record on June 30, 2005.

14.      Employee Benefit Plans

Amended and Restated 1997 Long-Term Incentive Stock Plan

During the six months ended June 30, 2005, we did not issue any options to acquire shares of class A common stock.

The following table summarizes the option activity under the incentive stock plan for the quarter ended June 30, 2005:


                                                                                                Weighted Average
                                                       Options             Exercise Price        Exercise Price
                                                     Outstanding             per Share              per Share
                                                  ------------------- ------------------------- ------------------
   Outstanding at January 1, 2005                          458,998         $12.375 - $30.00          $ 19.67
      Granted in 2005                                           --                 --                    --
      Exercised in 2005                                    (13,123)        $12.375 - $18.00            13.96
      Canceled in 2005                                          --                 --                    --
                                                  -------------------                           ------------------
   Outstanding at June 30, 2005                            445,875         $12.375 - $30.00          $ 19.83
                                                  ===================                           ==================

At June 30, 2005, all of the options are exercisable. At June 30, 2005, the outstanding options have various remaining contractual exercise periods ranging from 0.50 to 6.59 years with a weighted average life of 3.95 years.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


Amended and Restated 2004 Long-Term Incentive Plan

During the first quarter of 2005, we issued 56,073 shares of common stock to employees as incentive compensation pursuant to the 2004 Long-Term Incentive plan.

We issued 21,448 shares of common stock to John R. Klopp pursuant to his employment agreement as a result of the attainment of 2004 annual performance measures set forth in the related performance award, 50% of which are subject to further time vesting in one-third increments on each of January 1, 2006, 2007 and 2008 and 50% of which are subject to further performance vesting as performance stock and vest, if at all, on December 31, 2008 if total shareholder return exceeds 13% during the period from January 1, 2005 to December 31, 2008.

We issued 34,625 shares of common stock to other employees pursuant to restricted stock and performance unit awards. Pursuant to the awards, 50% of the shares vest as restricted stock in equal one-third increments on each of February 4, 2006, 2007 and 2008 and 50% of the shares are subject to performance vesting as performance stock and vest, if at all, on February 4, 2009 if total shareholder return exceeds 13% during the period from January 1, 2005 to December 31, 2008.

During the second quarter of 2005, 3,220 shares of restricted stock for which the vesting requirements had not yet been met were forfeited by employees who resigned. In connection with the forfeiture, we reversed $20,000 of compensation expense.

Compensation   expense  for  stock  awards  is  recognized  on  the  accelerated attribution method under Financial Accounting Standards Board Interpretation No. 28.

15.      Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on our outstanding debt and convertible junior subordinated debentures during the six months ended June 30, 2005 and 2004 was $13,152,000 and $9,643,000, respectively. We paid income taxes during the six months ended June 30, 2005 and 2004 of $5,000 and $1,910,000, respectively.

16.      Segment Reporting

We operate two reportable segments. We have an internal information system that produces performance and asset data for the two segments along business lines.

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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


The  following  table  details  each  segment's   contribution  to  our  overall
profitability and the identified assets attributable to each such segment for the six months ended, and as of, June 30, 2005, respectively (in thousands):


                                                             Balance Sheet         Investment      Inter-Segment
                                                               Investment          Management        Activities         Total
                                                           ------------------- ---------------- ----------------- -----------------
Income from loans and other investments:
   Interest and related income                               $      34,608       $        --     $        --        $      34,608
   Less:  Interest and related expenses on credit
    facilities, term redeemable securities contract
    and repurchase obligations                                      13,383                --              --               13,383
                                                           ------------------- ---------------- ----------------- -----------------
     Income from loans and other investments, net                   21,225                --              --               21,225
                                                           ------------------- ---------------- ----------------- -----------------

Other revenues:
   Management and advisory fees                                       --                 13,007         (2,380)            10,627
   Income/(loss) from equity investments in Funds                      100               (1,402)          --               (1,302)
   Other interest income                                               207                   38             (8)               237
                                                           ------------------- ---------------- ----------------- -----------------
     Total other revenues                                              307               11,643         (2,388)             9,562
                                                           ------------------- ---------------- ----------------- -----------------

 Other expenses:
   General and administrative                                        4,685                8,764         (2,380)            11,069
   Other interest expense                                                8                 --               (8)              --
   Depreciation and amortization                                       422                  137           --                  559
                                                           ------------------- ---------------- ----------------- -----------------
     Total other expenses                                            5,115                8,901         (2,388)            11,628
                                                           ------------------- ---------------- ----------------- -----------------

   Income before income taxes                                       16,417                2,742           --               19,159
Provision for income taxes                                            --                  1,161           --                1,161
                                                           ------------------- ---------------- ----------------- -----------------
   Net income allocable to class A common stock              $      16,417       $        1,581  $        --        $      17,998
                                                           =================== ================ ================= =================

   Total Assets                                              $   1,033,005       $       11,353  $     (11,221)     $   1,033,137
                                                           =================== ================ ================= =================


                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


The  following  table  details  each  segment's   contribution  to  our  overall
profitability and the identified assets attributable to each such segment for the six months ended, and as of, June 30, 2004, respectively (in thousands):



                                                             Balance Sheet         Investment      Inter-Segment
                                                               Investment          Management        Activities         Total
                                                           ------------------- ---------------- ----------------- -----------------
Income from loans and other investments:
   Interest and related income                               $      18,190       $         --    $        --        $      18,190
   Less:  Interest and related expenses on credit
    facilities, term redeemable securities contract
    and repurchase obligations                                       5,090                 --             --                5,090
   Less:  Interest and related expenses on
    convertible junior subordinated debentures                       4,865                 --             --                4,865
                                                           ------------------- ---------------- ----------------- -----------------
     Income from loans and other investments, net                    8,235                 --             --                8,235
                                                           ------------------- ---------------- ----------------- -----------------

Other revenues:
   Management and advisory fees                                       --                  5,519         (1,404)             4,115
   Income/(loss) from equity investments in Funds                    1,011                (186)           --                  825
   Gain on sales of investments                                        300                 --             --                  300
   Other interest income                                                10                  200           (194)                16
                                                           ------------------- ---------------- ----------------- -----------------
     Total other revenues                                            1,321                5,533         (1,598)             5,256
                                                           ------------------- ---------------- ----------------- -----------------

 Other expenses:
   General and administrative                                        2,763                4,772         (1,404)             6,131
   Other interest expense                                              194                 --             (194)               --
   Depreciation and amortization                                       422                  126           --                  548
                                                           ------------------- ---------------- ----------------- -----------------
     Total other expenses                                            3,379                4,898         (1,598)             6,679
                                                           ------------------- ---------------- ----------------- -----------------

   Income before income taxes                                        6,177                  635           --                6,812
Provision for income taxes                                            --                    229           --                  229
                                                           ------------------- ---------------- ----------------- -----------------
   Net income                                                $       6,177       $          406  $        --        $       6,583
                                                           =================== ================ ================= =================

   Total Assets                                              $     464,244      $        19,294  $     (11,338)     $     472,200
                                                           =================== ================ ================= =================

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


The  following  table  details  each  segment's   contribution  to  our  overall
profitability and the identified assets attributable to each such segment for the three months ended, and as of, June 30, 2005, respectively (in thousands):



                                                             Balance Sheet         Investment      Inter-Segment
                                                               Investment          Management        Activities         Total
                                                           ------------------- ---------------- ----------------- -----------------
Income from loans and other investments:
   Interest and related income                               $      18,912       $         --    $        --        $      18,912
   Less:  Interest and related expenses on credit
    facilities, term redeemable securities contract
    and repurchase obligations                                       7,631                 --             --                7,631
                                                           ------------------- ---------------- ----------------- -----------------
     Income from loans and other investments, net                   11,281                 --             --               11,281
                                                           ------------------- ---------------- ----------------- -----------------

Other revenues:
   Management and advisory fees                                       --                  3,916         (1,193)             2,723
   Income/(loss) from equity investments in Funds                      352                 (232)          --                  120
   Other interest income                                               184                   28           --                  212
                                                           ------------------- ---------------- ----------------- -----------------
     Total other revenues                                              536                3,712         (1,193)             3,055
                                                           ------------------- ---------------- ----------------- -----------------

 Other expenses:
   General and administrative                                        2,620                3,887         (1,193)             5,314
   Other interest expense                                             --                   --             --                 --
   Depreciation and amortization                                       211                   69           --                  280
                                                           ------------------- ---------------- ----------------- -----------------
     Total other expenses                                            2,831                3,956         (1,193)             5,594
                                                           ------------------- ---------------- ----------------- -----------------

   Income before income taxes                                        8,986                 (244)          --                8,742
Provision for income taxes                                            --                   (106)          --                 (106)
                                                           ------------------- ---------------- ----------------- -----------------
   Net income allocable to class A common stock              $       8,986       $         (138) $        --        $       8,848
                                                           =================== ================ ================= =================


All revenues were generated from external sources within the United States. The Balance Sheet Investment segment paid the Investment Management segment fees of $1,193,000 and $2,380,000, respectively, for management of the segment for the three and six months ended June 30, 2005 and $8,000 for inter-segment interest for the six months ended June 30, 2005, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the tables above.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


The  following  table  details  each  segment's   contribution  to  our  overall
profitability and the identified assets attributable to each such segment for the three months ended, and as of, June 30, 2004, respectively (in thousands):


                                                             Balance Sheet         Investment      Inter-Segment
                                                               Investment          Management        Activities         Total
                                                           ------------------- ---------------- ----------------- -----------------
Income from loans and other investments:
   Interest and related income                               $       9,172       $         --    $        --        $       9,172
   Less:  Interest and related expenses on credit
    facilities, term redeemable securities contract
    and repurchase obligations                                       2,454                 --             --                2,454
   Less:  Interest and related expenses on
    convertible junior subordinated debentures                       2,432                 --             --                2,432
                                                           ------------------- ---------------- ----------------- -----------------
     Income from loans and other investments, net                    4,286                 --             --                4,286
                                                           ------------------- ---------------- ----------------- -----------------

Other revenues:
   Management and advisory fees                                       --                  2,740           (709)             2,031
   Income/(loss) from equity investments in Funds                      524                  (93)          --                  431
   Gain on sales of investments                                        300                 --             --                  300
   Other interest income                                                 6                   91            (89)                 8
                                                           ------------------- ---------------- ----------------- -----------------
     Total other revenues                                              830                2,738           (798)             2,770
                                                           ------------------- ---------------- ----------------- -----------------

 Other expenses:
   General and administrative                                        1,569                2,303           (709)             3,163
   Other interest expense                                               89                 --              (89)              --
   Depreciation and amortization                                       211                   63           --                  274
                                                           ------------------- ---------------- ----------------- -----------------
     Total other expenses                                            1,869                2,366           (798)             3,437
                                                           ------------------- ---------------- ----------------- -----------------
   Income before income taxes                                        3,247                  372           --                3,619
Provision for income taxes                                            --                     88           --                   88
                                                           ------------------- ---------------- ----------------- -----------------
   Net income                                                $       3,247       $          284  $        --        $       3,531
                                                           =================== ================ ================= =================


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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


17.      Subsequent Events


Repurchase Agreements


On July 29, 2005, we entered into a $75 million Master Repurchase Agreement (the "First Master Repurchase Agreement") with Morgan Stanley Bank ("Morgan Stanley"). On July 29, 2005, our wholly-owned subsidiaries, CT RE CDO 2004-1 Sub, LLC and CT RE CDO 2005-1 Sub, LLC, entered into another $75 million Master Repurchase Agreement with Morgan Stanley (the "Second Master Repurchase
Agreement" and, together with the First Master Repurchase Agreement, the "Repurchase Agreements"). The Repurchase Agreements both expire on July 29, 2008, although both may terminate prior to, or under prescribed circumstances extend for an additional year, such date in accordance with their respective provisions. Subject to the terms and conditions thereof, the Repurchase Agreements provide for the purchase, sale and repurchase of, inter alia, commercial mortgage loans, commercial mezzanine loans, B-notes, participation interests in the foregoing, commercial mortgage-backed securities and other mutually agreed upon collateral and bears interest at varying rates over LIBOR based upon the type of asset included in the repurchase obligation.



Collateralized Debt Obligations


On August 4, 2005, we issued $341.3 million of securities comprised of $337.8 million of fixed rate notes and $3.4 million of preferred shares. We retained the BBB- rated class of the investment grade notes, all of the below investment grade notes and the preferred shares in the CDO issuer. The notes rated BBB and above, totaling $269.6 million, were purchased for proceeds of $272.2 million. Our wholly owned asset management subsidiary, CT Investment Management Co., LLC, is the collateral manager for the CDO.

Collateral for the CDO consists of $341.3 million of vintage, fixed rate conduit, fusion, and large loan subordinate CMBS. Approximately 53% of the collateral was purchased at closing with the balance coming from our existing CMBS portfolio. The notes rated BBB and above yield 5.17% and represent a non-mark-to-market, term matched, index matched and non-recourse financing for us. The non-reinvesting, static pool CDO is rated by Fitch Ratings and Standard & Poor's.

We will account for the transaction as a financing and record on its balance sheet all of the collateral as assets and all of the CDO notes sold as liabilities.

         ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Historical results set forth are not necessarily indicative of our future financial position and results of operations.

Introduction

We are a fully integrated, self-managed finance and investment management company that specializes in credit-sensitive structured financial products. To date, our investment programs have focused on loans and securities backed by income-producing commercial real estate assets. From the commencement of our finance business in 1997 through June 30, 2005, we have completed over $5.1 billion of real estate-related investments both directly and on behalf of our managed funds. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes.

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

Balance Sheet Overview

During the six months ended June 30, 2005, we made two investments in commercial mortgage-backed securities, or CMBS. The first security had a face value and purchase price of $5,000,000 and bears interest at a variable rate equal to the London Interbank Offered Rate, or LIBOR, plus 2.10%. The second security had a face value of $10,167,000 and purchase price of $10,156,000 and bears interest at a variable rate equal to LIBOR plus 2.00%. In addition, one CMBS investment with a face value of $1,750,000 was repaid in full during the period.

At June 30, 2005, we held twenty investments in fifteen separate issues of CMBS with an aggregate face value of $278,916,000. CMBS with a face value of $76,215,000 earn interest at variable rates which average LIBOR plus 2.23% (5.45% at June 30, 2005). The remaining CMBS, $202,701,000 face value, earn interest at fixed rates averaging 7.59% of face value. In the aggregate, we purchased the CMBS at discounts. As of June 30, 2005, the remaining discount to be amortized into income over the remaining lives of the securities was $21,444,000. At June 30, 2005, including the amortization of the discount as income, the entire CMBS portfolio earned interest at a blended rate of 8.41% of face value less the unamortized discount. As of June 30, 2005, the securities were carried at market value of $257,755,000, reflecting a $5,558,000 net unrealized gain to the amortized cost of the portfolio and other than temporary write-downs taken in 2004 on two securities of $5,275,000.

During the six months ended June 30, 2005, we originated two property mezzanine loans for $50,010,000 (of which $21,210,000 was funded during the six months ended June 30, 2005) and 23 B Notes for $346,434,000. In addition, we received partial repayments on four property mezzanine loans and 26 B Notes totaling $36,358,000 and three property mezzanine loans and eleven B Notes totaling $174,250,000 were satisfied and repaid. We have outstanding unfunded loan commitments at June 30, 2005 of $28,800,000.

At June 30, 2005, we had 77 performing loans receivable with a current carrying value of $713,487,000. Four of the loans totaling $101,524,000 bear interest at an average fixed rate of interest of 9.80%. The 73 remaining loans, totaling $608,925,000, bear interest at a variable rate of interest averaging LIBOR plus 4.55% (7.82% at June 30, 2005). One mortgage loan receivable with an original principal balance of $8,000,000 matured on July 15, 2001 but has not been repaid with respect to principal and interest. In December 2002, the loan was written down to $4,000,000 through a charge to the allowance for possible credit losses. Since the write-down, we have received cash collections of $962,000 reducing the carrying value of the loan to $3,038,000. In accordance with our policy for revenue recognition, income recognition has been suspended on this loan and for the quarter ended June 30, 2005, $263,000 of potential interest income was not recorded. All other loans are performing in accordance with their terms.

On at least a quarterly basis, management reevaluates the reserve for possible credit losses based upon our current portfolio of loans. Each loan is evaluated using our proprietary loan risk rating system, which considers loan to value, debt yield, cash flow stability, exit plan, sponsorship, loan structure and any other factors necessary to assess the likelihood of delinquency or default. If we believe that there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our loan, and this potential loss is multiplied by our estimate of the likelihood of default. Based upon our detailed review at June 30, 2005, we concluded that a reserve for possible credit losses was not warranted.

At June 30, 2005, we had investments in Funds of $20,732,000, including $4,478,000 of unamortized costs capitalized in connection with entering into our venture agreement with Citigroup Alternative Investments LLC and the commencement of the related fund management business. These costs are being amortized over the lives of the Funds and the venture agreement, and are reflected as a reduction in income/(loss) from equity investments in Funds.

With our second issuance of collateralized debt obligations, commonly known as CDOs, we have substantially restructured the manner in which we finance our business. While we still use our committed credit facility and repurchase obligations to finance balance sheet assets, 79% of our debt is in the form of CDOs at June 30, 2005. The CDOs we have issued generally carry lower interest rates and allow for higher levels of leverage than our previously utilized financing sources.

On March 15, 2005, we issued our second collateralized debt obligation. The issuance was secured by a pool of $337,755,000 of mezzanine loans, B Notes and CMBS owned by us. Investment grade rated notes with a face value of $298,913,000 were issued by our wholly-owned subsidiary, Capital Trust RE CDO 2005-1 Ltd., and were sold to third parties. All of the unrated and below investment grade rated notes and the preferred equity interests were retained by us. The notes sold were issued with floating rate coupons with a combined weighted average rate of LIBOR plus 0.49% (3.75% at June 30, 2005) and have a remaining expected average maturity of 7.3 years as of June 30, 2005. We incurred $5,223,000 of issuance costs which will be amortized on a level yield basis over the average life of the CDO. Including the amortization of the issuance costs, the all in effective rate for the notes sold was LIBOR plus 0.71% (3.97% at June 30, 2005). For accounting purposes, the CDO is consolidated in our financial statements.

Proceeds from the sale of the investment grade tranches were used to pay down the credit facility and repurchase obligations. The assets pledged as collateral for the CDO were contributed from our existing portfolio of loans and CMBS.

In total, our two CDOs provide us with $551.7 million of debt financing at a stated average interest rate of LIBOR + 0.55% (3.81% at June 30, 2005) and an all-in effective rate (including the amortization of fees) LIBOR + 0.87% (4.13% at June 30, 2005).

At June 30, 2005, we have borrowed $16,991,000 under a $150.0 million credit facility at an average borrowing rate (including amortization of all fees incurred and capitalized) of 9.87%. We pledged $97,123,000 of assets as collateral for the borrowing against such credit facility. At June 30, 2005, the available credit remaining under the credit facility was $133.0 million of which $42.2 million may be borrowed without the need to pledge additional assets as collateral.

At June 30, 2005, we used repurchase agreements with one counterparty to finance a substantial portion of our CMBS portfolio. Under these obligations, at June 30, 2005, we had sold CMBS with a book and market value of $190,426,000 and had a liability to repurchase these assets for $122,774,000. The average borrowing rate on this financing is LIBOR plus 0.85% (4.19% at June 30, 2005).

At June 30, 2005, we used a repurchase agreement with another counterparty to finance one CMBS investment. Under this obligation, at June 30, 2005, we had sold CMBS with a book and market value of $5,000,000 and had a liability to repurchase these assets for $4,250,000. The average borrowing rate on this financing is LIBOR plus 1.00% (4.34% at June 30, 2005) and and an all-in rate (including the amortization of fees) of 5.75%.

We also have up to $431.0 million of additional credit available under the credit facility and other repurchase agreements, of which $71.9 million is available from the assets currently pledged as collateral. We would need to pledge additional existing or newly acquired assets to fully utilize all of the available credit.

We were party to four cash flow interest rate swaps with a total notional value of $183.9 million as of June 30, 2005. These cash flow interest rate swaps effectively convert floating rate debt to fixed rate debt, which is utilized to finance assets that earn interest at fixed rates. We receive a rate equal to
LIBOR (3.30% at June 30, 2005) and pay an average rate of 4.32%. The market value of the swaps at June 30, 2005 was ($2,381,000), which is recorded as an interest rate hedge liability and as a component of accumulated other comprehensive gain/(loss) on our balance sheet.

At June 30, 2005, we had 15,118,238 shares of our class A common stock outstanding.

Investment Management Overview

We operated principally as a balance sheet investor until the start of our investment management business in March 2000, when we entered into a venture with affiliates of Citigroup Alternative Investments to co-sponsor and invest capital in a series of commercial real estate mezzanine investment funds managed by us. Pursuant to the venture agreement, we have co-sponsored with Citigroup Alternative Investments Fund I, Fund II and Fund III. We have capitalized costs of $4,478,000, net, from the formation of the venture and the Funds that are being amortized over the remaining anticipated lives of the Funds and the related venture agreement. Fund I has concluded its operations and been dissolved.

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

We and Citigroup Alternative Investments, through our collective ownership of the general partner of Fund II, which we refer to as Fund II GP, are entitled to receive incentive management fees from Fund II if the return on invested equity is in excess of 10% after all invested capital has been returned. The Fund II incentive management fees are split equally between Citigroup Alternative Investments and us. We received our first such payment totaling $6,214,000 on March 29, 2005 and an additional payment of $1,200,000 on June 24, 2005, reflecting 50% of the total incentive management fees paid to the general partner. In connection with the receipt of the incentive management fees, Fund II GP, which is 50% owned by us and the general partner of Fund II, expensed costs that it had previously capitalized of $2,310,000, of which $1,155,000 flowed through to us. The payment of the incentive management fees by Fund II reduced the value of our investment in Fund II and Fund II GP by $1,017,000, reflecting our proportionate share of the incentive management payment. In addition, we have and will continue to pay 25% of our share of the Fund II incentive management fees as long-term incentive compensation to our employees. The amount of future additional incentive fees to be received will depend upon a number of factors, including the level of interest rates and the fund's ability to generate additional returns, which is in turn impacted by the duration and ultimate performance of the fund's assets. Potential incentive fees received as Fund II winds down could result in significant additional income from operations in certain periods during which such payments can be recorded as income. If Fund II's remaining assets were sold and liabilities were settled on July 1, 2005 at the recorded book value, and the fund's equity and income were distributed, we would record approximately $2.4 million of additional gross incentive fees.

We do not anticipate making any additional equity contributions to Fund II or its general partner. Our net investment in Fund II and its general partner at June 30, 2005 was $2.1 million. As of June 30, 2005, Fund II had 8 outstanding loans and investments totaling $82.6 million, all of which were performing in accordance with the terms of their agreements.

On June 2, 2003, Fund III effected its initial closing on equity commitments and on its final closing August 8, 2003, raising a total of $425.0 million in equity commitments, including our equity commitment of $20.0 million (4.7%) and Citigroup Alternative Investments' equity commitment of $80.0 million (18.8%). From the initial closing through June 30, 2005, we have made equity investments in Fund III of $15,920,000. Through June 30, 2005, Fund III had made 34 loans and investments of approximately $1.1 billion. As of June 30, 2005, Fund III had 25 outstanding loans and investments totaling $773.7 million, all of which were performing in accordance with the terms of their agreements.

CT Investment Management Co. receives 100% of the base management fees from Fund III calculated at a rate equal to 1.42% per annum of committed capital during Fund III's two-year investment period, which expired June 2, 2005, and 1.42% of invested capital thereafter. We and our co-sponsor are also entitled to receive incentive management fees from Fund III if the return on invested equity is in excess of 10% after all invested capital has been returned. We will receive 62.5% and our co-sponsor will receive 37.5% of the total incentive management fees. We will distribute a portion (up to 40%) of our share of the Fund III incentive management fees as long-term incentive compensation to our employees.

Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004

We reported net income of $8,848,000 for the three months ended June 30, 2005, an increase of $5,317,000 from the net income of $3,531,000 for the three months ended June 30, 2004. We reported net income of $17,998,000 for the six months ended June 30, 2005, an increase of $11,415,000 from the net income of $6,583,000 for the six months ended June 30, 2004. These increases were primarily the result of an increase in net interest income from loans and other investments and the receipt of incentive management fees from Fund II. Since June 30, 2004, we raised significant new capital, increased interest earning assets, and financed our business more efficiently through the use of CDOs. As a result, debt costs as a percentage of interest income have decreased.

Interest and related income from loans and other investments amounted to $34,608,000 for the six months ended June 30, 2005, an increase of $16,418,000 from the $18,190,000 amount for the six months ended June 30, 2004. Average interest-earning assets increased from approximately $398.4 million for the six months ended June 30, 2004 to approximately $882.7 million for the six months ended June 30, 2005. The average interest rate earned on such assets decreased from 9.2% for the six months ended June 30, 2004 to 7.8% for the six months ended June 30, 2005. During the six months ended June 30, 2005, we recognized $799,000 in additional income on the early repayment of loans. Without this additional interest income, the earning rate for the 2005 period would have been 7.6%. The decrease in rates was due primarily to a change in the mix of our investment portfolio to include more lower risk B Notes in 2005 (which generally carry lower interest rates than mezzanine loans) and a general decrease in spreads obtained on newly originated investments, partially offset by a higher average LIBOR rate, which increased by 1.8% from 1.1% for the six months ended June 30, 2004 to 2.9% for the six months ended June 30, 2005.

Interest and related income from loans and other investments amounted to $18,912,000 for the three months ended June 30, 2005, an increase of $9,740,000 from the $9,172,000 amount for the three months ended June 30, 2004. Average interest-earning assets increased from approximately $411.5 million for the three months ended June 30, 2004 to approximately $942.6 million for the three months ended June 30, 2005. The average interest rate earned on such assets decreased from 8.9% for the three months ended June 30, 2004 to 7.9% for the three months ended June 30, 2005. During the three months ended June 30, 2005, we recognized $799,000 in additional income on the early repayment of loans. Without this additional interest income, the earning rate for the 2005 period would have been 7.6%. The decrease in rates was again due primarily to a change in the mix of our investment portfolio to include more lower risk B Notes in 2005 (which generally carry lower interest rates than mezzanine loans) as higher rate mezzanine loans are paid down and a general decrease in spreads obtained on newly originated investments, partially offset by a higher average LIBOR rate, which increased by 1.9% from 1.2% for the three months ended June 30, 2004 to 3.1% for the three months ended June 30, 2005.

We utilize our existing credit facility, repurchase obligations and CDO's to finance our interest-earning assets.

Interest and related expenses on secured debt amounted to $13,383,000 for the six months ended June 30, 2005, an increase of $8,293,000 from the $5,090,000 amount for the six months ended June 30, 2004. The increase in expense was due to an increase in the amount of average interest-bearing liabilities outstanding from approximately $219.3 million for the six months ended June 30, 2004 to approximately $615.9 million for the six months ended June 30, 2005, offset partially by a decrease in the average rate paid on interest-bearing liabilities from 4.7% to 4.3% for the same periods. The decrease in the average rate is substantially due to the use of CDOs to finance a large portion of the portfolio at lower rates than obtained under the credit facility and term redeemable securities contract, partially offset by the increase in average LIBOR.

Interest and related expenses on secured debt amounted to $7,631,000 for the three months ended June 30, 2005, an increase of $5,177,000 from the $2,454,000 amount for the three months ended June 30, 2004. The increase in expense was due to an increase in the amount of average interest-bearing liabilities outstanding from approximately $219.9 million for the three months ended June 30, 2004 to approximately $685.0 million for the three months ended June 30, 2005, offset partially by a decrease in the average rate paid on interest-bearing liabilities from 4.5% to 4.4% for the same periods. The decrease in the average rate is again substantially due to the use of CDOs to finance a large portion of the portfolio at lower rates than obtained under the credit facility and term redeemable securities contract, partially offset by the increase in average LIBOR.

Prior to September 29, 2004, we also utilized the convertible junior subordinated debentures to finance our interest-earning assets. During the three and six months ended June 30, 2004, we recognized $2,432,000 and $4,865,000, respectively of expenses related to the convertible junior subordinated debentures. No expense was recorded for the three and six months ended June 30, 2005 as the liability was extinguished in 2004 upon the conversion of one half of the principal amount due on the debentures into common stock on July 28, 2004 and the conversion of the remaining amount due on the debentures into common stock on September 29, 2004.

Other revenues increased $4,306,000 from $5,256,000 for the six months ended June 30, 2004 to $9,562,000 for the six months ended June 30, 2005. The increase is primarily due to the receipt of incentive management fees from Fund II of $7,414,000 during the six months ended June 30, 2005. In connection with the receipt of the incentive management fees, Fund II GP, which is 50% owned by us and the general partner of Fund II, expensed costs that it had previously capitalized of $2,310,000, of which $1,155,000 flowed through to us. The payment of the incentive management fees by Fund II reduced the value of our investment in Fund II and Fund II GP by $1,017,000, reflecting our proportionate share of the incentive management payment. This was partially offset by a decrease in the management fees and investment income from Fund II, due to lower levels of investment in 2005 as the fund winds down and a decrease in the management fees and investment income from Fund III, as Fund III reached the end of its investment period on June 2, 2005 and the fees are now charged on invested capital which is lower than the previous committed capital amounts.

Other revenues increased $285,000 from $2,770,000 for the three months ended June 30, 2004 to $3,055,000 for the three months ended June 30, 2005. The increase is primarily due to the receipt of incentive management fees from Fund II of $1,200,000 during the three months ended June 30, 2005. In connection with the receipt of the incentive management fees, Fund II GP, which is 50% owned by us and the general partner of Fund II, expensed costs that it had previously capitalized of $260,000, of which $130,000 flowed through to us. The payment of the incentive management fees by Fund II reduced the value of our investment in Fund II and Fund II GP by $165,000, reflecting our proportionate share of the incentive management payment. This was partially offset by a decrease in the management fees and investment income from Fund II and Fund III as discussed above.

General and administrative expenses increased $4,938,000 to $11,069,000 for the six months ended June 30, 2005 from $6,131,000 for the six months ended June 30, 2004. The increase in general and administrative expenses was primarily due to the allocation of Fund II incentive management fees for payment to employees (representing 25% of the total received, or $1,854,000), increases in employee compensation expense from the issuance of additional restricted stock and the timing of the annual bonus accrual, due diligence costs of $475,000 from an abandoned corporate acquisition and additional expenses related to the services provided under our contract with Global Realty Outsourcing, Inc. which began in April 2004.

General and administrative expenses increased $2,151,000 to $5,314,000 for the three months ended June 30, 2005 from $3,163,000 for the three months ended June 30, 2004. The increase in general and administrative expenses was primarily due to the allocation of Fund II incentive management fees for payment to employees (representing 25% of the total received, or $300,000), increases in employee compensation expense from the issuance of additional restricted stock and the timing of the annual bonus accrual, due diligence costs of $475,000 from an abandoned corporate acquisition and additional expenses related to the services provided under our contract with Global Realty Outsourcing, Inc. which began in April 2004.

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

At June 30, 2005 and 2004, we were in compliance with all REIT requirements and, as such, have not provided for income tax expense on our REIT taxable income for the three or the six months ended June 30, 2005 and 2004. We also have taxable REIT subsidiaries which are subject to tax at regular corporate rates. During the six months ended June 30, 2005 and 2004, we recorded $1,161,000 and $229,000, respectively, of income tax expense. This increase resulted from increased taxable income in our taxable REIT subsidiaries primarily due to incentive management fees recognized from Fund II.


Liquidity and Capital Resources

At June 30, 2005, we had $14,487,000 in cash. Our primary sources of liquidity for the remainder of 2005 are expected to be cash on hand, cash generated from operations, principal and interest payments received on loans and investments, and additional borrowings under our credit facility, CDOs and repurchase obligations. We believe these sources of capital will be adequate to meet future cash requirements for 2005. We expect that during 2005, we will use a significant amount of our available capital resources to originate or purchase new loans and investments for our balance sheet. We intend to continue to employ leverage on our balance sheet assets to enhance our return on equity.

We experienced a net decrease in cash of $10,096,000 for the six months ended June 30, 2005, compared to a net increase of $31,127,000 for the six months ended June 30, 2004. Cash provided by operating activities during the six months ended June 30, 2005 was $20,037,000, compared to $4,461,000 during the same period of 2004. For the six months ended June 30, 2005, cash used in investing activities was $161,576,000, compared to $37,167,000 during the same period in 2004. The change was primarily due our increased loan and investment originations partially offset by increased levels of principal collections when comparing the first six months of 2005 to the same period in 2004. We financed the increased investment activity with additional borrowings under our credit facility, repurchase obligations and CDOs. This accounted for substantially all of the change in the net cash activity from financing activities.

At June 30, 2005, we had outstanding borrowings under our credit facility of $16,991,000, outstanding CDOs of $551,691,000 and outstanding repurchase obligations totaling $127,024,000. At June 30, 2005, we had pledged assets that enable us to obtain an additional $71.9 million financing. We had $431.0 million of credit available for the financing of new and existing unpledged assets pursuant to our credit facility and repurchase agreements.


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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The principal objective of our asset/liability management activities is to maximize net interest income, while managing levels of interest rate risk. Net interest income and interest expense are subject to the risk of interest rate fluctuations. In certain instances, to mitigate the impact of fluctuations in interest rates, we use interest rate swaps to effectively convert variable rate liabilities to fixed rate liabilities for proper matching with fixed rate assets. Each derivative used as a hedge is matched with an asset or liability with which it has a high correlation. The swap agreements are generally held-to-maturity and we do not use derivative financial instruments for trading purposes. We use interest rate swaps to effectively convert variable rate debt to fixed rate debt for the financed portion of fixed rate assets. The differential to be paid or received on these agreements is recognized as an adjustment to the interest expense related to debt and is recognized on the accrual basis.

Our loans and investments, including our fund investments, are also subject to credit risk. The ultimate performance and value of our loans and investments depends upon the owner's ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due us. To monitor this risk, our asset management team continuously reviews the investment portfolio and in certain instances is in constant contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.

The following table provides information about our financial instruments that are sensitive to changes in interest rates at June 30, 2005. For financial assets and debt obligations, the table presents cash flows to the expected maturity and weighted average interest rates based upon the current carrying values. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on rates in effect as of the reporting date.


                                                         Expected Maturity Dates
                             ------------------------------------------------------------------------------------------
                                2005        2006         2007       2008          2009       Thereafter       Total     Fair Value
                                ----        ----         ----       ----          ----       ----------       -----     ----------
Assets:                                                         (dollars in thousands)
Commercial Mortgage-backed
   Securities
   Fixed Rate                       --          --    $     135  $   1,420    $     5,015    $   196,131   $   202,701    $ 183,171
      Average interest rate         --          --        7.82%      7.81%         10.04%         10.54%        10.51%
   Variable Rate              $       75  $    6,677  $   3,878  $  50,001    $    14,000    $     1,268   $    75,889    $  74,584
      Average interest rate        4.24%       4.24%      4.24%      5.73%          4.62%         35.73%         5.94%

Loans receivable
   Fixed Rate                 $      395  $      989  $   7,981  $  47,901    $       697    $    43,980   $   101,943    $ 110,409
      Average interest rate        9.99%       9.88%      8.30%     11.77%          7.95%          7.91%         9.78%
   Variable Rate              $   31,014  $  278,627  $ 173,758  $  43,080    $    67,986    $    25,000   $   619,465    $ 612,678
      Average interest rate        5.94%       6.95%      7.22%      7.32%          6.32%          5.32%         6.87%

Total Return Swap
   Variable Rate                    --    $    4,000       --         --             --             --     $     4,000    $   4,000
      Average interest rate         --        20.04%       --         --             --             --          20.04%

Liabilities:
Credit Facility
   Variable Rate                    --    $   16,991       --         --             --             --     $    16,991    $  16,991
      Average interest rate         --         9.87%       --         --             --             --           9.87%

Repurchase obligations
   Variable Rate                    --    $  122,774  $   4,250       --             --             --     $   127,024    $ 127,024
      Average interest rate         --         4.32%      6.36%       --             --             --           4.39%

Collateralized debt
  obligations
   Variable Rate                    --          --         --    $  88,964    $   103,053    $   359,674   $   551,691    $ 551,691
      Average interest rate         --          --         --        4.09%          4.15%          4.12%         4.12%

Interest rate swaps
     Notional amounts         $      133  $    3,681  $   5,826  $   1,035    $    30,301    $   142,958   $   183,934    $   2,381
     Average fixed pay rate        3.68%       4.19%      3.21%      4.24%          4.56%          4.31%         4.32%
     Average variable
     receive rate                  3.26%       3.33%      3.26%      3.30%          3.26%          3.31%         3.30%

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

                           None

ITEM 3:       Defaults Upon Senior Securities

                           None

ITEM 4:       Submission of Matters to a Vote of Security Holders

         At the 2005 annual meeting of our shareholders held on June 14, 2005, shareholders considered and voted upon:

         1. A proposal to elect nine directors (identified in the table below) to serve until the next annual meeting of shareholders and until such directors' successors are duly elected and qualify ("Proposal 1"); and

         2. A proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2005 ("Proposal 2").

         The following table sets forth the number of votes in favor, the number of votes opposed, the number of abstentions (or votes withheld in the case of the election of directors) and broker non-votes with respect to each of the foregoing proposals.


         Proposal                Votes in Favor         Votes Opposed         Abstentions        Broker Non-Votes
                                                                               (Withheld)
Proposal 1

  Samuel Zell                      12,771,866                 --                 167,103                 --
  Thomas E. Dobrowski              12,867,894                 --                  71,075                 --
  Martin L. Edelman                12,165,267                 --                 773,702                 --
  Craig M. Hatkoff                 12,165,741                 --                 773,228                 --
  Edward S. Hyman                  12,867,844                 --                  71,125                 --
  John R. Klopp                    12,826,120                 --                 112,849                 --
  Henry N. Nassau                  12,202,446                 --                 736,523                 --
  Joshua A. Polan                  12,847,674                 --                  91,295                 --
  Lynne B. Sagalyn                 12,868,210                 --                  70,759                 --


Proposal 2                         12,897,298                35,975                5,696                 --


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

        10.1 Transition Agreement dated May 26, 2005, by and between the Company and Brian H. Oswald (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-14788) filed on May 27, 2005 and incorporated herein by reference).

        11.1 Statements regarding Computation of Earnings per Share (Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 11 to the consolidated financial statements contained in this report).

        o31.1 Certification of John R. Klopp, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        o31.2 Certification of Geoffrey G. Jervis, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        o32.1   Certification  of  John  R.  Klopp,   Chief  Executive  Officer,
                pursuant  to 18 U.S.C.  Section  1350,  as adopted  pursuant  to
                Section 906 of the Sarbanes-Oxley Act of 2002.

        o32.2 Certification of Geoffrey G. Jervis, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                                CAPITAL TRUST, INC.



August 9, 2005                                  /s/ John R. Klopp
--------------                                  -----------------
Date                                            John R. Klopp
                                                Chief Executive Officer

August 9, 2005                                  /s/ Geoffrey G. Jervis
--------------                                  -----------------------
Date                                            Geoffrey G. Jervis
                                                Chief Financial Officer