Form 10-Q
period 2005-09-30
CAPITAL TRUST INC
filed 2005-11-01
CIK 1061630

To be filed with the Securities and Exchange Commission on October 31, 2005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
                               ------------------

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

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act).           Yes    X   No
                                                -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of outstanding shares of the registrant's class A common stock, par value $0.01 per share, as of October 31, 2005 was 15,158,447.

                               CAPITAL TRUST, INC.
                                      INDEX

Part I.       Financial Information

              Item 1:      Financial Statements                                                          1

                      Consolidated Balance Sheets - September 30, 2005 (unaudited) and
                           December 31, 2004 (audited)                                                   1

                      Consolidated Statements of Income - Three and Nine Months Ended
                           September 30, 2005 and 2004 (unaudited)                                       2

                      Consolidated Statements of Changes in Shareholders' Equity - Nine Months
                           Ended September 30, 2005 and 2004 (unaudited)                                 3

                      Consolidated Statements of Cash Flows - Nine Months Ended September 30,
                           2005 and 2004 (unaudited)                                                     4

                      Notes to Consolidated Financial Statements (unaudited)                             5

              Item 2:      Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                                        17

              Item 3:      Quantitative and Qualitative Disclosures about Market Risk                   24

              Item 4:      Controls and Procedures                                                      25

Part II.      Other Information

              Item 1:      Legal Proceedings                                                            26

              Item 2:      Unregistered Sales of Equity Securities and Use of Proceeds                  26

              Item 3:      Defaults Upon Senior Securities                                              26

              Item 4:      Submission of Matters to a Vote of Security Holders                          26

              Item 5:      Other Information                                                            26

              Item 6:      Exhibits                                                                     27

              Signatures                                                                                28

                      Capital Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    September 30, 2005 and December 31, 2004
                                 (in thousands)



                                                                                             September 30,          December 31,
                                                                                                 2005                   2004
                                                                                          --------------------   -------------------
                                                                                              (unaudited)             (audited)

                                         Assets

  Cash and cash equivalents                                                                 $       14,412         $      24,583
  Restricted cash                                                                                    2,089                   611
  Commercial mortgage-backed securities                                                            454,260               247,765
  Loans receivable                                                                                 815,225               556,164
  Total return swap                                                                                  4,000                  --
  Equity investment in CT Mezzanine Partners II LP ("Fund II"), CT MP II LLC
     ("Fund II GP") and CT Mezzanine Partners III, Inc. ("Fund III") (together
     "Funds")                                                                                       16,503                21,376
  Deposits and other receivables                                                                         3                10,282
  Accrued interest receivable                                                                        7,983                 4,029
  Interest rate hedge assets                                                                         1,070                   194
  Deferred income taxes                                                                              3,734                 5,623
  Prepaid and other assets                                                                          13,476                 7,139
                                                                                          --------------------   -------------------
Total assets                                                                                $    1,332,755         $     877,766
                                                                                          ====================   ===================




                      Liabilities and Shareholders' Equity

Liabilities:
  Accounts payable and accrued expenses                                                     $       17,818         $      17,388
  Credit facility                                                                                     --                  65,176
  Repurchase obligations                                                                           157,774               225,091
  Collateralized debt obligations ("CDOs")                                                         823,817               252,778
  Deferred origination fees and other revenue                                                          739                   836
                                                                                          --------------------   -------------------
Total liabilities                                                                                1,000,148               561,269
                                                                                          --------------------   -------------------


Shareholders' equity:
  Class A common stock, $0.01 par value, 100,000 shares authorized, 14,844 and
     14,769 shares issued and outstanding at September 30, 2005 and
     December 31, 2004, respectively ("class A common stock")                                          148                   148
  Restricted class A common stock, $0.01 par value, 314 and 283 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively
     ("restricted class A common stock" and together with class A common stock,
     "common stock")                                                                                     3                     3
  Additional paid-in capital                                                                       324,937               321,937
  Accumulated other comprehensive gain                                                              14,095                 3,815
  Accumulated deficit                                                                               (6,576)               (9,406)
                                                                                          --------------------   -------------------
Total shareholders' equity                                                                         332,607               316,497
                                                                                          --------------------   -------------------

Total liabilities and shareholders' equity                                                  $    1,332,755         $     877,766
                                                                                          ====================   ===================



See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                        Consolidated Statements of Income
             Three and Nine Months Ended September 30, 2005 and 2004
                      (in thousands, except per share data)
                                   (unaudited)



                                                                             Three Months Ended             Nine Months Ended
                                                                                September 30,                  September 30,
                                                                        ----------------------------    ----------------------------
                                                                              2005           2004           2005            2004
                                                                        ------------    ------------    ------------    ------------
Income from loans and other investments:
   Interest and related income                                          $     22,751    $     12,979    $     57,359    $     31,169
   Less: Interest and related expenses on secured debt                        10,325           3,758          23,709           8,848
   Less: Interest and related expenses on step up
    convertible junior subordinated debentures                                  --             1,552            --             6,417
                                                                        ------------    ------------    ------------    ------------
     Income from loans and other investments, net                             12,426           7,669          33,650          15,904
                                                                        ------------    ------------    ------------    ------------

Other revenues:
   Management and advisory fees from Funds                                     1,517           1,910          12,144           6,025
   Income/(loss) from equity investments in Funds                                467             301            (835)          1,126
   Gain on sales of investments                                                  --              --             --               300
   Other interest income                                                         137              19             374              35
                                                                        ------------    ------------    ------------    ------------
     Total other revenues                                                      2,121           2,230          11,683           7,486
                                                                        ------------    ------------    ------------    ------------

 Other expenses:
   General and administrative                                                  5,316           3,996          16,384          10,127
   Depreciation and amortization                                                 278             274             837             822
                                                                        ------------    ------------    ------------    ------------
     Total other expenses                                                      5,594           4,270          17,221          10,949
                                                                        ------------    ------------    ------------    ------------

Income before income taxes                                                     8,953           5,629          28,112          12,441
    Provision for income taxes                                                  (846)           (229)            315            --
                                                                        ------------    ------------    ------------    ------------

Net income                                                              $      9,799    $      5,858    $     27,797    $     12,441
                                                                        ============    ============    ============    ============

Per share information: Net earnings per share of common stock:
     Basic                                                              $       0.65    $       0.51    $       1.84    $       1.46
                                                                        ============    ============    ============    ============
     Diluted                                                            $       0.64    $       0.50    $       1.81    $       1.43
                                                                        ============    ============    ============    ============
   Weighted average shares of common stock outstanding:
     Basic                                                                15,125,443      11,448,503      15,110,227       8,492,967
                                                                        ============    ============    ============    ============
     Diluted                                                              15,358,943      11,659,193      15,339,533       8,686,079
                                                                        ============    ============    ============    ============

  Dividends declared per share of common stock                          $       0.55    $       0.45    $       1.65    $       1.35
                                                                        ============    ============    ============    ============


See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
              For the Nine Months Ended September 30, 2005 and 2004
                                 (in thousands)
                                   (unaudited)



                                                                              Restricted                              Accumulated
                                                                    Class A    Class A   Additional                      Other
                                                  Comprehensive      Common     Common    Paid-In       Unearned     Comprehensive
                                                  Income/(Loss)      Stock      Stock     Capital     Compensation   Income/(Loss)
                                                 ----------------  -----------------------------------------------------------------
Balance at January 1, 2004                                         $      65   $   --     $  141,402  $       (247)  $    (33,880)
Net income                                       $       12,441          --        --           --            --             --
Unrealized gain on derivative financial
  instruments                                              (902)         --        --           --            --             (902)
Unrealized gain on available-for-sale securities          35,778         --        --           --            --           35,778
Implementation of SFAS No.123                               --           --        --           (247)          247           --
Issuance of restricted class A common stock                 --           --           3           (3)         --             --
Sale of shares of class A common stock under
  stock option agreement                                    --             1       --            784          --             --
Vesting of restricted class A common stock to
  unrestricted class A common stock                         --           --        --           --            --             --
Conversion of class A common stock units to
  class A common stock                                      --           --        --            410          --             --
Conversion of step up convertible junior
  subordinated debentures to class A common
  stock                                                     --            43       --         90,048          --             --
Restricted class A common stock earned                      --           --        --            814          --             --
Stock options expensed under SFAS No. 123                   --           --        --             51          --             --
Shares of class A common stock issued in public
  offering                                                  --            19       --         41,603          --             --
Shares of class A common stock issued in direct
  public offering                                           --            16       --         37,963          --             --
Shares of class A common stock issued upon
  exercise of warrants                                      --             4       --          8,537          --             --
Dividends declared on common stock                          --           --        --           --            --             --
                                                 ----------------  -----------------------------------------------------------------
Balance at September 30, 2004                    $       47,317    $     148  $       3   $  321,362  $       --     $        996
                                                 ================  =================================================================

Balance at January 1, 2005                                         $     148  $       3   $  321,937  $       --     $      3,815

Net income                                       $       27,797          --        --           --            --             --
Unrealized loss on derivative financial
  instruments                                               876          --        --           --            --              876
Unrealized gain on available-for-sale
  securities, net of amortization                         8,393          --        --           --            --            8,393
Sale of shares of common stock under
  stock option agreements                                   --           --        --          1,121          --             --
Deferred gain on settlement of swap, net of
  amortization                                              --           --        --           --            --            1,011
Vesting of restricted class A common stock
  to unrestricted class A common stock                      --           --        --           --            --             --
Restricted class A common stock earned                      --           --        --          1,936          --             --
Restricted class A common stock forfeited upon
  resignation  by holder                                    --           --        --            (57)         --             --
Dividends declared on common stock                          --           --        --           --            --             --
                                                 ----------------  -----------------------------------------------------------------
Balance at September 30, 2005                    $       37,066    $     148  $       3   $  324,937  $       --     $     14,095
                                                 ================  =================================================================




                                                  Accumulated
                                                    Deficit         Total
                                                 -----------------------------
Balance at January 1, 2004                       $      (11,323)   $    96,017
Net income                                       $       12,441         12,441
Unrealized gain on derivative financial
  instruments                                               --            (902)
Unrealized gain on available-for-sale securities            --          35,778
Implementation of SFAS No.123                               --           --
Issuance of restricted class A common stock                 --           --
Sale of shares of class A common stock under
  stock option agreement                                    --             785
Vesting of restricted class A common stock to
  unrestricted class A common stock                         --           --
Conversion of class A common stock units to
  class A common stock                                      --             410
Conversion of step up convertible junior
  subordinated debentures to class A common
  stock                                                     --          90,091
Restricted class A common stock earned                      --             814
Stock options expensed under SFAS No. 123                   --              51
Shares of class A common stock issued in public
  offering                                                  --          41,622
Shares of class A common stock issued in direct
  public offering                                           --          37,979
Shares of class A common stock issued upon
  exercise of warrants                                      --           8,541
Dividends declared on common stock                      (12,533)       (12,533)
                                                 -----------------------------
Balance at September 30, 2004                    $      (11,415)   $   311,094
                                                 =============================

Balance at January 1, 2005                       $       (9,406)   $ 316,497

Net income                                       $       27,797       27,797
Unrealized loss on derivative financial
  instruments                                               --           876
Unrealized gain on available-for-sale
  securities, net of amortization                           --         8,393
Sale of shares of common stock under
  stock option agreements                                   --         1,121
Deferred gain on settlement of swap, net of
  amortization                                              --         1,011
Vesting of restricted class A common stock
  to unrestricted class A common stock                      --           --
Restricted class A common stock earned                      --         1,936
Restricted class A common stock forfeited upon
  resignation  by holder                                    --           (57)
Dividends declared on common stock                      (24,967)     (24,967)
                                                 -----------------------------
Balance at September 30, 2005                    $       (6,576)   $ 332,607
                                                 =============================


See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine Months ended September 30, 2005 and 2004
                                 (in thousands)
                                   (unaudited)


                                                                                       2005                 2004
                                                                                  ----------------    -----------------
Cash flows from operating activities:
   Net income                                                                       $     27,797        $     12,441
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
       Deferred income taxes                                                               1,889              (1,830)
       Depreciation and amortization                                                         837                 822
       Loss/(income) from equity investments in Funds                                        835              (1,126)
       Stock based compensation                                                            1,899                 814
       Gain on sale of investments                                                          --                  (300)
       Amortization of premiums and accretion of discounts on
         loans and investments, net                                                       (2,158)             (1,106)
       Accretion of discounts and fees on convertible trust preferred
         securities or convertible step up junior subordinated debentures, net               --                  276
        Stock option expense                                                                 --                   51
   Changes in assets and liabilities, net:
       Deposits and other receivables                                                        279                 123
       Accrued interest receivable                                                        (3,954)               (437)
       Prepaid and other assets                                                              886               1,660
       Deferred origination fees and other revenue                                           (97)             (1,761)
       Accounts payable and accrued expenses                                                (354)                755
                                                                                  ----------------    -----------------
   Net cash provided by operating activities                                              27,859              10,382
                                                                                  ----------------    -----------------

Cash flows from investing activities:
       Purchases of commercial mortgage-backed securities                               (205,565)            (59,551)
       Principal collections on and proceeds from sale of commercial
         mortgage-backed securities                                                        8,787               5,012
       Principal collections and proceeds from sales on available-for-sale                   --               19,561
         securities
       Origination and purchase of loans receivable                                     (510,015)           (366,988)
       Principal collections and proceeds from sale of loans receivable                  261,787              60,264
       Purchase of total return swap                                                      (4,000)                --
       Equity investments in Funds                                                        (4,660)             (3,500)
       Return of capital from Funds                                                        7,950               6,554
       Increase in restricted cash                                                        (1,478)             (8,009)
       Purchases of equipment and leasehold improvements                                     (23)               (102)
                                                                                  ----------------    -----------------
   Net cash used in investing activities                                                (447,217)           (346,759)
                                                                                  ----------------    -----------------

Cash flows from financing activities:
       Proceeds from repurchase obligations                                              436,393             122,422
       Repayment of repurchase obligations                                              (503,710)            (91,283)
       Proceeds from credit facilities                                                   104,704             169,676
       Repayment of credit facilities                                                   (169,880)           (179,544)
       Repayment of term redeemable securities contract                                      --              (11,651)
       Proceeds from issuance of CDOs                                                    571,039             252,778
       Settlement of interest rate hedges                                                  1,410                 --
       Payment of deferred financing costs                                                (7,734)             (6,060)
       Dividends paid on class A common stock                                            (24,156)             (9,663)
       Sale of shares of class A common stock under stock option agreements                1,121                 785
       Proceeds from sale of shares of class A common stock                                  --               79,601
       Proceeds from exercise of warrants for shares of class A common stock                 --                8,541
                                                                                  ----------------    -----------------
   Net cash provided by financing activities                                             409,187             335,602
                                                                                  ----------------    -----------------

Net decrease in cash and cash equivalents                                                (10,171)               (775)
Cash and cash equivalents at beginning of year                                            24,583               8,738
                                                                                  ----------------    -----------------
Cash and cash equivalents at end of period                                          $     14,412        $      7,963
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

We are a fully integrated, self managed finance and investment management company that specializes in credit-sensitive structured financial products. To date, our investment activities have focused primarily on the U.S. commercial real estate subordinate debt markets. We execute our business both as a balance sheet investor and as an investment manager through our CT Mezzanine Partners family of funds. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes. We are headquartered in New York City.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2005.

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

From time to time we purchase commercial mortgage backed securities, or CMBS, and other investments in which we have a level of control over the issuing entity; we refer to these investments as Controlling Class Investments. The presentation of Controlling Class Investments in our financial statements is governed in part by Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46"). FIN 46 could require that certain Controlling Class Investments be presented on a consolidated basis. Based upon the specific circumstances of certain of our CMBS investments that are Controlling Class Investments and our interpretation of FIN 46, specifically the exemption for qualifying special purpose entities as defined under FASB Statements of Financial Accounting Standard No. 140 ("FAS 140"), we have concluded that the entities that have issued the Controlling Class Investments should not be presented on a consolidated basis. We are aware that FAS 140 is currently under review by standard setters and that as a result of this review our current interpretation of FIN 46 and FAS 140 may change.

On  August 4,  2005,  pursuant  to the  provisions  of  Statement  of  Financial
Accounting Standard ("SFAS") No. 115, we made a decision to change the accounting classification of our CMBS investments from available for sale to held to maturity. In accordance with this decision, CMBS with an amortized cost of $410,047,000 and a market value of $422,259,000 were reclassified from available for sale to held to maturity. As was the case prior to this reclassification, the difference between amortized cost and expected recovery on these investments will continue to be accreted through the income statement using the level yield method accretion schedules in place prior to the reclassification. The difference between amortized cost and market value as of the reclassification date, $12,212,000, was segregated within accumulated other comprehensive income and will be amortized over the remaining life of the securities using the level yield method without impact to the income statement. We made the decision to reclassify these investments based upon our intent and ability to hold these investments to maturity. Going forward, new originations of held to maturity investments will be stated at cost plus the amortization of any premiums or discounts and any premiums or discounts will be amortized through the income statement using the level yield method. Other than in the instance of impairment, these held to maturity investments will be shown in our financial statements at their adjusted values pursuant to the methodology described above.

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

4.       Restricted Cash

Restricted cash of $2,089,000 at September 30, 2005 is on deposit with the trustee for our reinvesting CDOs and will be used to purchase replacement collateral for the CDOs.

5.       Commercial Mortgage-Backed Securities

During the nine months ended September 30, 2005, we made eighteen investments in commercial mortgage-backed securities, or CMBS, with a total purchase price of $205,404,000 ($229,867,000 face value). Fourteen investments with a total purchase price of $165,460,000 ($189,918,000 face value) earn interest at fixed rates with a weighted average stated coupon of 6.26% and four investments with a total purchase price of $39,944,000 ($39,948,000 face value) earn interest at variable rates with a weighted average stated coupon of LIBOR plus 1.91% (5.77% at September 30, 2005). In addition, one CMBS investment with a face value of $1,750,000 was repaid in full during the period.

At September 30, 2005, we had thirty six investments in twenty five separate CMBS issues with an aggregate face value of $493,127,000. CMBS with a face value of $98,924,000 earn interest at variable rates and have coupons averaging LIBOR plus 2.64% (6.50% at September 30, 2005). The remaining CMBS, $394,204,000 face value, earn interest at fixed rates and have coupons averaging 6.98%. In the aggregate, we purchased the CMBS at total discounts to face value of $69,431,000 and expected to recover, net of anticipated losses, $42,631,000 of that amount which we amortize over the lives of the securities. As of September 30, 2005, the remaining discount to be amortized into income over the remaining lives of the securities was $18,810,000. At September 30, 2005, the weighted average coupon of the entire CMBS portfolio was 6.88%. As of September 30, 2005, the securities were carried at market value of $455,500,000, reflecting a $12,198,000 net unrealized gain to the amortized cost of the portfolio and other than temporary write-downs taken in 2004 on two securities of $5,275,000.

On  August 4,  2005,  pursuant  to the  provisions  of  Statement  of  Financial
Accounting Standard ("SFAS") No. 115, we made a decision to change the accounting classification of our CMBS investments from available for sale to held to maturity. In accordance with this decision, CMBS with an amortized cost of $410,047,000 and a market value of $422,259,000 were reclassified from available for sale to held to maturity. As was the case prior to this reclassification, the difference between amortized cost and expected recovery on these investments will continue to be accreted through the income statement using the level yield method accretion schedules in place prior to the reclassification. The difference between amortized cost and market value as of the reclassification date, $12,212,000, was segregated within accumulated other comprehensive income and will be amortized over the remaining life of the securities using the level yield method without impact to the income statement. We made the decision to reclassify these investments based upon our intent and ability to hold these investments to maturity. Going forward, new originations of held to maturity investments will be stated at cost plus the amortization of any

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


premiums or discounts and any premiums or discounts will be amortized through the income statement using the level yield method. Other than in the instance of impairment, these held to maturity investments will be shown in our financial statements at their adjusted values pursuant to the methodology described above.

6.       Loans Receivable

At September 30, 2005 and December 31, 2004, our loans receivable consisted of the following (in thousands):

                                            September 30,        December 31,
                                                2005                 2004
                                         ------------------- -------------------
   First mortgage loans                    $        3,038      $        3,038
   Property mezzanine loans                       260,487             159,506
   B Notes                                        551,700             393,620
                                         ------------------- -------------------
   Total loans                             $      815,225      $      556,164
                                         =================== ===================

One first mortgage loan with an original principal balance of $8,000,000 matured on July 15, 2001 but has not been repaid with respect to principal and interest. In December 2002, the loan was written down to $4,000,000 through a charge to the allowance for possible credit losses. Since the write-down, cash collections of $962,000 have reduced the carrying value of the loan to $3,038,000. In accordance with our policy for revenue recognition, income recognition has been suspended on this loan and potential interest income of $791,000 has not been recorded for the nine months ended September 30, 2005. All other loans are performing in accordance with the terms of the loan agreements.

During the nine months ended September 30, 2005, we originated seven property mezzanine loans for $169,570,000 (of which $144,538,000 was funded as of September 30, 2005) and 25 B Notes for $375,477,000. In addition, we received partial repayments on five property mezzanine loans and 27 B Notes totaling $45,533,000 and three property mezzanine loans and twenty three B Notes totaling $215,420,000 were satisfied and repaid. We have outstanding unfunded loan commitments at September 30, 2005 of $25,033,000.

At September 30, 2005, the weighted average interest rates for our performing loans receivable were as follows:

          Property mezzanine loans                        9.01%
          B Notes                                         7.38%
          Total Loans                                     7.90%

At September 30, 2005, $681,793,000 (84%) of the aforementioned performing loans bear interest at floating rates ranging from LIBOR plus 1.60% to LIBOR plus 7.29%. The remaining $130,395,000 (16%) of loans bear interest at fixed rates ranging from 7.00% to 11.67%.

7.       Total Return Swap

During the nine months ended September 30, 2005, we entered into one total return swap agreement. Under the terms of the agreement, we have posted $4,000,000 of cash collateral as security for a $20,000,000 synthetic interest in an underlying referenced loan that is secured by shares of a publicly traded REIT. We receive interest at LIBOR flat on the $4,000,000 cash collateral balance and LIBOR plus 3.75% on the $20,000,000 interest in the referenced loan and pay LIBOR plus 1.00% on the $20,000,000 referenced loan. At September 30, 2005, we are receiving LIBOR plus 13.75% on the $4,000,000 cash collateral balance (17.61% at September 30, 2005). We collected an origination fee with the execution of the agreement which adds an additional 2.95% to the return. If the price of the stock which serves as collateral for the referenced loan falls below a specified level, we will be required to increase our cash collateral to 30% of the loan balance. If the loan was to default, we would be required to purchase the loan, thereby eliminating the total return swap agreement. The total return swap is treated as a non-hedge derivative for accounting purposes and therefore changes in market value are recorded through the income statement. At September 30, 2005 the total return swap has a fair market value of $4,000,000.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


8.       Equity Investment in Funds

Equity Investments in Funds represents our investment in third party private equity funds managed by our wholly owned subsidiary, CT Investment Management Co., LLC, which we refer to as CTIMCO. As of September 30, 2005, CTIMCO managed two such funds, CT Mezzanine Partners II LP and CT Mezzanine Partners III, Inc. which we refer to as Fund II and Fund III, respectively. We account for these investments using the equity method. At quarter end, our limited partner investment in Fund II was carried at $1,331,000 and our investment in Fund III was carried at $9,864,000, representing a 5.38% and 4.71% investment in each fund, respectively. We also own a 50% share in Fund II's general partner, CTMP II LLC. CTMP II LLC owns a 1.0% interest in Fund II that is carried at $482,000. In addition to our investments in these entities, Equity Investments in Funds includes $4,826,000 of capitalized costs associated with the organization of the investment management business.

During the nine months ended September 30, 2005, through our ownership interest in the Fund II general partner, we received $7,841,000 of incentive management fees from Fund II. In connection with receipt of the incentive management fees, the amortization of certain capitalized costs at the general partner of Fund II was accelerated. For the nine months ended September 30, 2005, the total of scheduled amortization and the accelerated amortization of these previously capitalized costs that flowed through to us was $1,397,000.

9.       Long-Term Debt

Credit Facility

At September 30, 2005, we were no longer a party to any credit facilities.

Repurchase Obligations

On August 16, 2005, we entered into a new three year $75,000,000 repurchase facility with a securities dealer. In addition to the August 15, 2005 repurchase facility, we entered into several additional repurchase agreements outstanding with the same securities dealer. At September 30, 2005, we had secured borrowings of $69,411,000 with the securities dealer and had the ability to borrow an additional $61,258,000 against the collateral pledged to secure borrowings under those agreements. Borrowings under these repurchase agreements bear interest at specified rates over LIBOR based upon the credit characteristics of the collateral. At September 30, 2005, borrowing rates ranged from LIBOR plus 0.35% to LIBOR plus 2.00%.

On July 29, 2005, we entered into two new three year $75,000,000 repurchase facilities with a second securities dealer. At September 30, 2005, we had secured borrowings of $40,710,000 and had the ability to borrow an additional $34,737,000 against the collateral pledged to secure borrowings under these agreements. Borrowings under these repurchase agreements bear interest at specified rates over LIBOR based upon the credit characteristics of the collateral. At September 30, 2005, borrowing rates ranged from LIBOR plus 0.50% to LIBOR plus 2.00%.

On March 4, 2005, we entered into a new five year $75,000,000 repurchase facility with a third securities dealer. At September 30, 2005, we had secured borrowings of $27,005,000. Borrowings under this repurchase facility bear interest at LIBOR plus 1.00%.

At September 30, 2005, we were party to repurchase agreements with four securities dealers with total repurchase commitments of $650,000,000 and had total outstanding borrowings of $157,774,000. The weighted average cash borrowing cost for all the repurchase agreements outstanding at September 30, 2005 was LIBOR plus 1.06% (4.92% at September 30, 2005). Assuming no additional utilization under the repurchase agreements and including the amortization of all fees paid and capitalized over the remaining term of the repurchase agreements, the all-in effective borrowing cost was LIBOR plus 1.34% (5.20% at September 30, 2005). At September 30, 2005, if all of the assets pledged under repurchase agreements were drawn upon, we could obtain an additional $123,620,000 of financing.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


Collateralized Debt Obligations

On August 4, 2005, we issued our third collateralized debt obligation that we refer to as CDO III. CDO III is secured by a static pool of $341,261,000 of fixed rate subordinate CMBS. At issuance, we sold notes rated AAA through BBB with a total face value of $269,594,000 to third parties for proceeds of $272,174,000. We retained all of the unrated and below investment grade rated notes, the BBB- rated notes and the preferred equity interests. The fixed rate notes we sold carry a weighted average coupon of 5.22% and because of the $2,580,000 premium at which they were sold, have an effective cash cost to us of 5.17%. The issuance represents term and index matched, non-recourse and non-mark to market financing for the underlying collateral. We incurred $2,088,000 of issuance costs that will be amortized on a level yield basis over the average life of the CDO. Including the amortization of the issuance costs, the all in effective rate for the notes sold was 5.25%. For accounting purposes, the CDO is consolidated in our financial statements.

On March 15, 2005, we issued our second collateralized debt obligation that we refer to as CDO II. CDO II is a reinvesting CDO secured by $337,755,000 of mezzanine loans, B Notes, subordinate CMBS and cash. At issuance, we sold notes rated AAA to BBB- with a face value of $298,913,000 to third parties at par. The notes we sold bear interest at a weighted average floating rate of LIBOR plus 0.49% (4.35% at September 30, 2005). We retained all of the unrated and below investment grade rated notes and the preferred equity interests. We incurred $5,223,000 of issuance costs which will be amortized on a level yield basis over the average life of the CDO. Including the amortization of the issuance costs, the all in effective rate for the notes sold was LIBOR plus 0.71% (4.57% at September 30, 2005). CDO II was structured with a five year reinvestment period that allows us to reinvest principal proceeds from collateral repayments into new investments, effectively extending the life of the financing. For accounting purposes, the CDO is consolidated in our financial statements.

At September 30, 2005, we had collateralized debt obligations outstanding from three separate issuances with a total face value of $821,285,000. CDOs are recorded on the balance sheet at $823,817,000, representing the amortized sales price of the securities sold to third parties.

Derivative Financial Instruments

The following table summarizes the notional and fair values of our derivative financial instruments at September 30, 2005. The notional value provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit, interest rate or foreign exchange market risks.


                                                              Interest
  Hedge               Type              Notional Value          Rate           Maturity         Fair Value
-----------    --------------------    -----------------   ----------------   ------------    ---------------
Swap           Cash Flow Hedge            $74,094,000           4.584%           2014              $197,000
Swap           Cash Flow Hedge             19,291,000           3.950%           2011               575,000
Swap           Cash Flow Hedge             18,438,000           4.589%           2015                77,000
Swap           Cash Flow Hedge              8,683,000           4.648%           2018                50,000
Swap           Cash Flow Hedge              7,445,000           4.470%           2013                52,000
Swap           Cash Flow Hedge              5,499,000           3.118%           2007               119,000

During the nine months ended September 30, 2005, we received $1,410,000 from counterparties in settlement of two interest rate swaps. Recognition of these settlements has been deferred and is being amortized over the remaining life of the previously hedged item using an approximation of the level yield basis. We also entered into four new cash flow hedges during the nine months ended September 30, 2005.

On September 30, 2005, the derivative financial instruments were reported at their fair value of $1,070,000 as interest rate hedge assets.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)



10.      Earnings Per Share

The following table sets forth the calculation of Basic and Diluted EPS for the nine months ended September 30, 2005 and 2004:


                                       Nine months Ended September 30, 2005        Nine months Ended September 30, 2004
                                   -----------------------------------------------------------------------------------------
                                                                    Per Share                                    Per Share
                                     Net Income       Shares         Amount      Net Income         Shares         Amount
                                   ----------------------------------------------------------- ----------------- -----------
 Basic EPS:
    Net earnings per share of
      common stock                  $  27,797,000     15,110,227   $   1.84      $ 12,441,000       8,492,967     $   1.46
                                                                  ==============                                 ===========

 Effect of Dilutive Securities
    Options outstanding for the
      purchase of common stock                 --        172,744                           --         123,592
    Warrants outstanding for
      purchase of common stock                 --             --                           --          25,100
    Stock units outstanding
      convertible to shares of
      common stock                             --         56,562                           --          44,420
                                   ---------------- --------------              -------------- -----------------

 Diluted EPS:
    Net earnings per share
      of common stock and
      assumed conversions           $  27,797,000     15,339,533   $   1.81      $ 12,441,000       8,686,079     $   1.43
                                   ================ ============= ============  ============== ================= ===========

The following table sets forth the calculation of Basic and Diluted EPS for the three months ended September 30, 2005 and 2004:


                                      Three Months Ended September 30, 2005        Three Months Ended September 30, 2004
                                   -----------------------------------------------------------------------------------------
                                                                    Per Share                                    Per Share
                                     Net Income       Shares         Amount      Net Income         Shares         Amount
                                   ----------------------------------------------------------- ----------------- -----------
 Basic EPS:
    Net earnings per share of
      common stock                  $   9,799,000     15,125,443   $   0.65      $  5,858,000      11,448,503     $   0.51
                                                                  ============                                   ===========

 Effect of Dilutive Securities
    Options outstanding for the
      purchase of common stock                 --        173,900                           --         134,846
    Warrants outstanding for
      purchase of common stock                 --             --                           --          26,308
    Stock units outstanding
      convertible to shares of
      common stock                             --         59,600                           --          49,536
                                   ---------------- --------------              -------------- -----------------

 Diluted EPS:
    Net earnings per share
      of common stock and
      assumed conversions           $   9,799,000     15,358,943   $   0.64      $  5,858,000      11,659,193     $   0.50
                                   ================ ============= ============  ============== ================= ===========

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


11.      Income Taxes

We made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ended December 31, 2003. As a REIT, we are generally not subject to federal income tax. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on taxable income at regular corporate rates. We may also be subject to certain state and local taxes on our income and property. Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income. At September 30, 2005, we were in compliance with all REIT requirements.

During the nine months ended September 30, 2005, we recorded $315,000 of income tax expense for income attributable to taxable REIT subsidiaries. Our effective tax rate for the nine months ended September 30, 2005 attributable to taxable REIT subsidiaries was 40.2%. The difference between the U.S. federal statutory tax rate of 35% and the effective tax rate was primarily state and local taxes, net of federal tax benefit.

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

On September 15, 2005, we declared a dividend of approximately $8,337,000, or $0.55 per share of common stock applicable to the three-month period ended September 30, 2005, payable on October 15, 2005 to shareholders of record on September 30, 2005.

13.      Employee Benefit Plans

Amended and Restated 1997 Long-Term Incentive Stock Plan

During the nine months ended September 30, 2005, we did not issue any options to acquire shares of class A common stock.

The following table summarizes the option activity under the incentive stock plan for the quarter ended September 30, 2005:


                                                                                                Weighted Average
                                                       Options             Exercise Price        Exercise Price
                                                     Outstanding             per Share              per Share
                                                  ------------------- ------------------------- ------------------
   Outstanding at January 1, 2005                          458,998         $12.375 - $30.00          $ 19.67
      Granted in 2005                                           --                 --                    --
      Exercised in 2005                                    (58,815)        $12.375 - $30.00           $19.06
      Canceled in 2005                                          --                 --                    --
                                                  -------------------                           ------------------
   Outstanding at September 30, 2005                       400,183         $12.375 - $30.00          $ 19.75
                                                  ===================                           ==================

At September 30, 2005, all of the options are exercisable. At September 30, 2005, the outstanding options have various remaining contractual exercise periods ranging from 0.25 to 6.34 years with a weighted average life of 3.72 years.

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

During the nine months ended September 30, 2005, 8,703 shares of restricted stock for which the vesting requirements had not yet been met were forfeited by employees who resigned. In connection with the forfeiture, we reversed $57,000 of compensation expense.

Compensation   expense  for  stock  awards  is  recognized  on  the  accelerated attribution method under Financial Accounting Standards Board Interpretation No. 28.

14.      Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on our outstanding debt and convertible junior subordinated debentures during the nine months ended September 30, 2005 and 2004 was $21,733,000 and $14,247,000, respectively. We paid income taxes during the nine months ended September 30, 2005 and 2004 of $5,000 and $1,011,000, respectively.

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

The following table details each segment's contribution to our overall profitability and the identified assets attributable to each such segment for the nine months ended, and as of, September 30, 2005, respectively (in thousands):


                                                                  Balance Sheet      Investment      Inter-Segment
                                                                   Investment        Management       Activities          Total
                                                                ----------------- ----------------  ----------------  --------------
Income from loans and other investments:
   Interest and related income                                    $     57,359     $        --        $       --       $     57,359
   Less:  Interest and related expenses on credit
    facilities, term redeemable securities contract
    and repurchase obligations                                          23,709              --                --             23,709
                                                                ----------------- ----------------  ----------------  --------------
     Income from loans and other investments, net                       33,650              --                --             33,650
                                                                ----------------- ----------------  ----------------  --------------

Other revenues:
   Management and advisory fees                                           --               15,718           (3,574)          12,144
   Income/(loss) from equity investments in Funds                          628             (1,463)            --               (835)
   Other interest income                                                   318                 64               (8)             374
                                                                ----------------- ----------------  ----------------  --------------
     Total other revenues                                                  946             14,319           (3,582)          11,683
                                                                ----------------- ----------------  ----------------  --------------

 Other expenses:
   General and administrative                                            6,710             13,248           (3,574)          16,384
   Other interest expense                                                    8              --                  (8)             --
   Depreciation and amortization                                           633                204             --                837
                                                                ----------------- ----------------  ----------------  --------------
     Total other expenses                                                7,351             13,452           (3,582)          17,221
                                                                ----------------- ----------------  ----------------  --------------

   Income before income taxes                                           27,245                867                            28,112
Provision for income taxes                                                --                  315             --                315
                                                                ----------------- ----------------  ----------------  --------------
   Net income allocable to class A common stock                   $     27,245     $          552     $       --       $     27,797
                                                                ================= ================  ================  ==============

   Total Assets                                                   $  1,331,130     $       11,469     $     (9,844)    $  1,332,755
                                                                ================= ================  ================  ==============

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


The following table details each segment's contribution to our overall profitability and the identified assets attributable to each such segment for the nine months ended, and as of, September 30, 2004, respectively (in thousands):



                                                                  Balance Sheet      Investment      Inter-Segment
                                                                   Investment        Management       Activities          Total
                                                                ----------------- ----------------  ----------------  --------------

Income from loans and other investments:
   Interest and related income                                    $     31,169     $        --        $       --       $      31,169
   Less:  Interest and related expenses on credit
    facilities, term redeemable securities contract
    and repurchase obligations                                           8,848              --                --               8,848
   Less:  Interest and related expenses on
    convertible junior subordinated debentures                           6,417              --                --               6,417
                                                                ----------------- ----------------  ----------------  --------------
     Income from loans and other investments, net                       15,904              --                --              15,904
                                                                ----------------- ----------------  ----------------  --------------

Other revenues:
   Management and advisory fees                                           --                8,264           (2,239)            6,025
   Income/(loss) from equity investments in Funds                        1,420               (294)            --               1,126
   Gain on sales of investments                                            300              --                --                 300
   Other interest income                                                    24                240             (229)               35
                                                                ----------------- ----------------  ----------------  --------------
     Total other revenues                                                1,744              8,210           (2,468)            7,486

 Other expenses:
   General and administrative                                            4,248              8,118           (2,239)           10,127
   Other interest expense                                                  229                --              (229)             --
   Depreciation and amortization                                           634                188              --                822
                                                                ----------------- ----------------  ----------------  --------------
     Total other expenses                                                5,111              8,306           (2,468)           10,949
                                                                ----------------- ----------------  ----------------  --------------

   Income before income taxes                                           12,537                (96)            --              12,441
Provision for income taxes                                                --                  --              --                --
                                                                ----------------- ----------------  ----------------  --------------
   Net income                                                     $     12,537     $          (96)    $       --       $      12,441
                                                                ================= ================  ================  ==============
   Total Assets                                                   $    787,575     $       13,537     $    (14,120)    $     786,992
                                                                ================= ================  ================  ==============

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


The following table details each segment's contribution to our overall profitability and the identified assets attributable to each such segment for the three months ended, and as of, September 30, 2005, respectively (in thousands):


                                                                  Balance Sheet      Investment      Inter-Segment
                                                                   Investment        Management       Activities          Total
                                                                ----------------- ----------------  ----------------  --------------
Income from loans and other investments:
    Interest and related income                                   $     22,751     $         --       $       --       $     22,751
    Less:  Interest and related expenses on credit
       facilities, term redeemable securities contract and
       repurchase obligations                                           10,325               --               --             10,325
                                                                ----------------- ----------------  ----------------  --------------
        Income from loans and other investments, net                    12,426               --               --             12,426
                                                                ----------------- ----------------  ----------------  --------------

Other revenues:
    Management and advisory fees                                          --                2,711           (1,194)           1,517
    Income/(loss) from equity investments in Funds                         528                (61)            --                467
    Other interest income                                                  111                 26             --                137
                                                                ----------------- ----------------  ----------------  --------------
        Total other revenues                                               639              2,676           (1,194)           2,121
                                                                ----------------- ----------------  ----------------  --------------

 Other expenses:
    General and administrative                                           2,026              4,484           (1,194)           5,316
    Other interest expense                                                --                 --               --               --
    Depreciation and amortization                                          211                 67             --                278
                                                                ----------------- ----------------  ----------------  --------------
        Total other expenses                                             2,237              4,551           (1,194)           5,594
                                                                ----------------- ----------------  ----------------  --------------

    Income before income taxes                                          10,828             (1,875)            --              8,953
Provision for income taxes                                                --                 (846)            --               (846)
                                                                ----------------- ----------------  ----------------  --------------
    Net income allocable to class A common stock                  $     10,828     $       (1,029)    $       --       $      9,799
                                                                ================= ================  ================  ==============


All revenues were generated from external sources within the United States. The Balance Sheet Investment segment paid the Investment Management segment fees of $1,194,000 and $3,574,000, respectively, for management of the segment for the three and nine months ended September 30, 2005 and $8,000 for inter-segment interest for the nine months ended September 30, 2005, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the tables above.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


The following table details each segment's contribution to our overall profitability and the identified assets attributable to each such segment for the three months ended, and as of, September 30, 2004, respectively (in thousands):


                                                          Balance Sheet         Investment        Inter-Segment
                                                            Investment          Management          Activities            Total
                                                        ------------------- ----------------- --------------------- ----------------
Income from loans and other investments:
   Interest and related income                            $      12,979       $        --        $         --      $      12,979
   Less:  Interest and related expenses on credit
    facilities, term redeemable securities contract
    and repurchase obligations                                    3,758                --                  --              3,758
   Less:  Interest and related expenses on
    convertible junior subordinated debentures                    1,552                --                  --              1,552
                                                        ------------------- ----------------- --------------------- ----------------
     Income from loans and other investments, net                 7,669                --                  --              7,669
                                                        ------------------- ----------------- --------------------- ----------------

Other revenues:
   Management and advisory fees                                    --                 2,745                (835)           1,910
   Income/(loss) from equity investments in Funds                   409                (108)               --                301
   Gain on sales of investments                                    --                  --                  --               --
   Other interest income                                             14                  40                 (35)              19
                                                        ------------------- ----------------- --------------------- ----------------
     Total other revenues                                           423               2,677                (870)           2,230
                                                        ------------------- ----------------- --------------------- ----------------

 Other expenses:
   General and administrative                                     1,446               3,385                (835)           3,996
   Other interest expense                                            35                --                   (35)            --
   Depreciation and amortization                                    212                  62                --                274
                                                        ------------------- ----------------- --------------------- ----------------
     Total other expenses                                         1,693               3,447                (870)           4,270
                                                        ------------------- ----------------- --------------------- ----------------

   Income before income taxes                                     6,399                (770)               --              5,629
Provision for income taxes                                         --                  (229)               --               (229)
                                                        ------------------- ----------------- --------------------- ----------------
   Net income                                             $       6,399       $        (541)     $         --       $      5,858
                                                        =================== ================= ===================== ================


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

Introduction

We are a fully integrated, self-managed finance and investment management company that specializes in credit-sensitive structured financial products. To date, our investment activities have focused primarily on the U.S. commercial real estate subordinate debt markets. From the commencement of our finance business in 1997 through September 30, 2005, we have completed over $5.6 billion of real estate-related investments both directly and on behalf of our managed funds. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes.

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

Balance Sheet Overview

During the nine months ended September 30, 2005, we made eighteen investments in commercial mortgage-backed securities, or CMBS, with a total purchase price of $205.4 million ($229.9 million face value). Fourteen investments with a total purchase price of $165.5 million ($190.0 million face value) earn interest at fixed rates with a weighted average stated coupon of 6.26% and four investments with a total purchase price of $39.9 million ($39.9 million face value) earn interest at variable rates with a weighted average stated coupon of LIBOR plus 1.91% (5.77% at September 30, 2005). In addition, one CMBS investment with a face value of $1.8 million was repaid in full during the period.

At September 30, 2005, we had thirty six investments in twenty five separate CMBS issues with an aggregate face value of $493.1 million. CMBS with a face value of $98.9 million earn interest at variable rates and have coupons averaging LIBOR plus 2.64% (6.50% at September 30, 2005). The remaining CMBS, $394.2 million face value, earn interest at fixed rates and have coupons averaging 6.98%. In the aggregate, we purchased the CMBS at total discounts to face value of $69.4 million and expected to recover, net of anticipated losses, $42.6 million of that amount, which we amortize over the lives of the securities. As of September 30, 2005, the remaining discount to be amortized into income over the remaining lives of the securities was $18.8 million. At September 30, 2005, the weighted average coupon of the entire CMBS portfolio was 6.88%. As of September 30, 2005, the securities were carried at market value of $455.5 million, reflecting a $12.2 million net unrealized gain to the amortized cost of the portfolio and other than temporary write-downs taken in 2004 on two securities of $5.3 million.

On August 4, 2005, pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, we made a decision to change the accounting classification of our CMBS investments from available for sale to held to maturity. In accordance with this decision, CMBS with an amortized cost of $410.0 million and a market value of $422.3 million were reclassified from available for sale to held to maturity. As was the case prior to this reclassification, the difference between amortized cost and expected recovery on these investments will continue to be accreted through the income statement using the level yield method accretion schedules in place prior to the reclassification. The difference between amortized cost and market value as of the reclassification date, $12.2 million, was segregated within accumulated other comprehensive income and will be amortized over the remaining life of the securities using the level yield method without impact to the income statement. We made the decision to reclassify these investments based upon our intent and ability to hold these investments to maturity. Going forward, new originations of held to maturity investments will be stated at cost plus the amortization of any premiums or discounts and any premiums or discounts will be amortized through the income statement using the level yield method. Other than in the instance of impairment, these held to maturity investments will be shown in our financial statements at their adjusted values pursuant to the methodology described above.

During the nine months ended September 30, 2005, we originated seven property mezzanine loans for $169.6 million (of which $144.5 million was funded as of September 30, 2005) and 25 B Notes for $375.5 million. In addition, we received partial repayments on five property mezzanine loans and 27 B Notes totaling $45.5 million and three property mezzanine loans and twenty three B Notes totaling $215.4 million were satisfied and repaid. We have outstanding unfunded loan commitments at September 30, 2005 of $25.0 million.

At September 30, 2005, we had 73 performing loans receivable with a current carrying value of $812.2 million. Six of the loans totaling $130.4 million bear interest at an average fixed rate of interest of 9.27%. The 67 remaining loans, totaling $681.8 million bear interest at a variable rate of interest averaging LIBOR plus 3.78% (7.64% at September 30, 2005). One mortgage loan receivable with an original principal balance of $8.0 million matured on July 15, 2001 but has not been repaid with respect to principal and interest. In December 2002, the loan was written down to $4.0 million through a charge to the allowance for possible credit losses. Since the write-down, we have received cash collections of $962,000 reducing the carrying value of the loan to $3.0 million. In accordance with our policy for revenue recognition, income recognition has been suspended on this loan and for the three months ended September 30, 2005, $277,000 of potential interest income was not recorded. All other loans are performing in accordance with their terms.

On at least a quarterly basis, management reevaluates the reserve for possible credit losses based upon our current portfolio of loans. Each loan is evaluated using our proprietary loan risk rating system, which considers loan to value, debt yield, cash flow stability, exit plan, sponsorship, loan structure and any other factors necessary to assess the likelihood of delinquency or default. If we believe that there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our loan, and this potential loss is multiplied by our estimate of the likelihood of default. Based upon our detailed review at September 30, 2005, we concluded that a reserve for possible credit losses was not warranted.

At September 30, 2005, we had investments in Funds of $16.5 million, including $4.8 million of unamortized costs capitalized in connection with entering into our venture agreement with Citigroup Alternative Investments LLC and the commencement of the related fund management business. These costs are being amortized over the lives of the Funds and the venture agreement, and are reflected as a reduction in income/(loss) from equity investments in Funds.

With our issuance of collateralized debt obligations, commonly known as CDOs, we have substantially restructured the manner in which we finance our business. While we still borrow under our repurchase agreements, 84% of our debt is in the form of CDOs at September 30, 2005. The CDOs we have issued generally carry lower interest rates and allow for higher levels of leverage than our previously utilized financing sources.

On August 4, 2005, we issued our third collateralized debt obligation that we refer to as CDO III. CDO III is secured by a static pool of $341.3 million of fixed rate subordinate CMBS. At issuance, we sold notes rated AAA through BBB with a total face value of $269.6 million to third parties for proceeds of $272.2 million. We retained all of the unrated and below investment grade rated notes, the BBB- rated notes and the preferred equity interests. The fixed rate notes we sold carry a weighted average coupon of 5.22% and because of the $2.6 million premium at which they were sold, have an effective cash cost to us of 5.17%. The issuance represents term and index matched, non-recourse and non-mark to market financing for the underlying collateral. We incurred $2.1 million of issuance costs that will be amortized on a level yield basis over the average life of the CDO. Including the amortization of the issuance costs, the all in effective rate for the notes sold was 5.25%. For accounting purposes, the CDO is consolidated in our financial statements.

On March 15, 2005, we issued our second collateralized debt obligation that we refer to as CDO II. CDO II is a reinvesting CDO secured by $337.8 million of mezzanine loans, B Notes, subordinate CMBS and cash. At issuance, we sold notes rated AAA to BBB- with a face value of $298.9 million to third parties at par. The notes we sold bear interest at a weighted average floating rate of LIBOR plus 0.49% (4.35% at September 30, 2005). We retained all of the unrated and below investment grade rated notes and the preferred equity interests. We incurred $5.2 million of issuance costs which will be amortized on a level yield basis over the average life of the CDO. Including the amortization of the issuance costs, the all in effective rate for the notes sold was LIBOR plus 0.71% (4.57% at September 30, 2005). CDO II was structured with a five year reinvestment period that allows us to reinvest principal proceeds from collateral repayments into new investments, effectively extending the life of the financing. For accounting purposes, the CDO is consolidated in our financial statements.

At September 30, 2005, we had collateralized debt obligations outstanding from three separate issuances with a total face value of $821.3 million. CDOs are recorded on the balance sheet at $823.8 million, representing the amortized sales price of the securities sold to third parties. In total, our two floating rate CDOs provide us with $551.7 million of debt financing at a stated average interest rate of LIBOR + 0.55% (4.41% at September 30, 2005) and an all-in effective rate (including the amortization of issuance costs) LIBOR + 0.87% (4.73% at September 30, 2005). Our fixed rate CDO provides us with $269.6 million of notional balance financing (which we sold for proceeds of $272.2 million) with a cash cost of 5.22% (5.17% based upon proceeds) and an all in effective interest rate of 5.25%.

At September 30, 2005, we were party to repurchase agreements with four securities dealers with total repurchase commitments of $650.0 million and had total outstanding borrowings of $157.8 million. The weighted average cash borrowing cost for all the repurchase agreements outstanding at September 30, 2005 was LIBOR plus 1.06% (4.92% at September 30, 2005). Assuming no additional utilization under the repurchase agreements and including the amortization of all fees paid and capitalized over the remaining term of the repurchase agreements, the all-in effective borrowing cost was LIBOR plus 1.34% (5.20% at September 30, 2005). At September 30, 2005, if all of the assets pledged under repurchase agreements were drawn upon, we could obtain an additional $123.6 million of financing.

We were party to six cash flow interest rate swaps with a total notional value of $133.5 million as of September 30, 2005. These cash flow interest rate swaps effectively convert floating rate debt to fixed rate debt, which is utilized to finance assets that earn interest at fixed rates. We receive a rate equal to LIBOR (3.78% at September 30, 2005) and pay an average rate of 4.43%. The market value of the swaps at September 30, 2005 was $1.1 million, which is recorded as an interest rate hedge asset and as a component of accumulated other comprehensive gain/(loss) on our balance sheet.

At September 30, 2005, we had 15,158,447 shares of our class A common stock outstanding.


Investment Management Overview

We operated principally as a balance sheet investor until the start of our investment management business in March 2000, when we entered into a venture with affiliates of Citigroup Alternative Investments to co-sponsor and invest capital in a series of commercial real estate mezzanine investment funds managed by us. Pursuant to the venture agreement, we have co-sponsored with Citigroup Alternative Investments Fund I, Fund II and Fund III. We have capitalized costs of $4.8 million net, from the formation of the venture and the Funds that are being amortized over the remaining anticipated lives of the Funds and the related venture agreement. Fund I has concluded its operations and been dissolved.

Fund II had its initial closing on equity commitments on April 9, 2001 and its final closing on August 7, 2001, ultimately raising $845.2 million in equity commitments, including $49.7 million (5.9%) from us and $198.9 million (23.5%) from Citigroup Alternative Investments. Third-party private equity investors, including public and corporate pension plans, endowment funds, financial institutions and high net worth individuals, made the balance of the equity commitments. During its two-year investment period, which expired on April 9, 2003, Fund II invested $1.2 billion in 40 separate transactions. CT Investment Management Co. LLC, our wholly-owned taxable REIT subsidiary, acts as the investment manager to Fund II and receives 100% of the base management fees paid by the fund. As of April 9, 2003, the end of Fund II's investment period, CT Investment Management Co. earns annual base management fees calculated at a rate equal to 1.287% of invested capital.

We and Citigroup Alternative Investments, through our collective ownership of the general partner of Fund II, which we refer to as Fund II GP, are entitled to receive incentive management fees from Fund II if the return on invested equity is in excess of 10% after all invested capital has been returned. The Fund II incentive management fees are split equally between Citigroup Alternative Investments and us. We received our first such payment totaling $6.2 million on March 29, 2005, a payment of $1.2 million on June 24, 2005 and an additional payment of $428,000 on September 26, 2005, reflecting 50% of the total incentive management fees paid to the general partner. In connection with the receipt of the incentive management fees, Fund II GP, which is 50% owned by us and the general partner of Fund II, expensed costs that it had previously capitalized of $2.4 million, of which $1.2 million flowed through to us. The payment of the incentive management fees by Fund II reduced the value of our investment in Fund II and Fund II GP by $1.1 million, reflecting our proportionate share of the incentive management payment. In addition, we have and will continue to pay 25% of our share of the Fund II incentive management fees as long-term incentive compensation to our employees. The amount of future additional incentive fees to be received will depend upon a number of factors, including the level of interest rates and the fund's ability to generate additional returns, which is in turn impacted by the duration and ultimate performance of the fund's assets. Potential incentive fees received as Fund II winds down could result in significant additional income from operations in certain periods during which such payments can be recorded as income. If Fund II's remaining assets were sold and liabilities were settled on October 1, 2005 at the recorded book value, and the fund's equity and income were distributed, we would record approximately $2.1 million of additional gross incentive fees.

We do not anticipate making any additional equity contributions to Fund II or its general partner. Our net investment in Fund II and its general partner at September 30, 2005 was $1.8 million. As of September 30, 2005, Fund II had 7 outstanding loans and investments totaling $67.8 million, all of which were performing in accordance with the terms of their agreements.

Fund III effected its initial closing on equity commitments on June 2, 2003 and its final closing on August 8, 2003, raising a total of $425.0 million in equity commitments, including our equity commitment of $20.0 million (4.7%) and Citigroup Alternative Investments' equity commitment of $80.0 million (18.8%). From the initial closing through September 30, 2005, we have made equity investments in Fund III of $15.9 million. Through September 30, 2005, Fund III had made 35 loans and investments of approximately $1.2 billion. As of September 30, 2005, Fund III had 19 outstanding loans and investments totaling $536.9 million, all of which were performing in accordance with the terms of their agreements.

CT Investment Management Co. receives 100% of the base management fees from Fund III calculated at a rate equal to 1.42% per annum of committed capital during Fund III's two-year investment period (which expired June 2, 2005) and 1.42% of invested capital thereafter. We and our co-sponsor are also entitled to receive incentive management fees from Fund III if the return on invested equity is in excess of 10% after all invested capital has been returned. We will receive 62.5% and our co-sponsor will receive 37.5% of the total incentive management fees. We intend to distribute a portion (up to 40%) of our share of the Fund III incentive management fees as long-term incentive compensation to our employees. If Fund III's remaining assets were sold and liabilities were settled on October 1, 2005 at recorded book value and the Fund's equity and income were distributed, we would record approximately $5.4 million of additional gross incentive management fees.

Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004

We reported net income of $9.8 million for the three months ended September 30, 2005, an increase of $3.9 million from the net income of $5.9 million for the three months ended September 30, 2004. We reported net income of $27.8 million for the nine months ended September 30, 2005, an increase of $15.4 million from the net income of $12.4 million for the nine months ended September 30, 2004. These increases were primarily the result of an increase in net interest income from loans and other investments, the receipt of incentive management fees from Fund II and the reduction of our cost of debt through the use of CDOs.

Interest and related income from loans and other investments amounted to $57.4 million for the nine months ended September 30, 2005, an increase of $26.2 million from the $31.2 million amount for the nine months ended September 30, 2004. Average interest-earning assets increased from approximately $479.0 million for the nine months ended September 30, 2004 to approximately $963.5 million for the nine months ended September 30, 2005. The average interest rate earned on such assets decreased from 8.7% for the nine months ended September 30, 2004 to 7.9% for the nine months ended September 30, 2005. During the nine months ended September 30, 2005, we recognized $1.3 million in additional income on the early repayment of loans. The decrease in rates was due primarily to a change in the mix of our investment portfolio to include more lower risk B Notes in 2005 (which generally carry lower interest rates than mezzanine loans) and a general decrease in credit spreads obtained on newly originated investments, partially offset by a higher average LIBOR rate, which increased by 1.8% from 1.3% for the nine months ended September 30, 2004 to 3.1% for the nine months ended September 30, 2005.

Interest and related income from loans and other investments amounted to $22.8 million for the three months ended September 30, 2005, an increase of $9.8 million from the $13.0 million amount for the three months ended September 30, 2004. Average interest-earning assets increased from approximately $638.6 million for the three months ended September 30, 2004 to approximately $1,122.5 million for the three months ended September 30, 2005. The average interest rate earned on such assets decreased from 8.1% for the three months ended September 30, 2004 to 7.9% for the three months ended September 30, 2005. During the three months ended September 30, 2005, we recognized $501,000 in additional income on the early repayment of loans. The decrease in rates was again due primarily to a change in the mix of our investment portfolio to include more lower risk B Notes in 2005 (which generally carry lower interest rates than mezzanine loans) as higher rate mezzanine loans are paid down and a general decrease in credit spreads obtained on newly originated investments, and was partially offset by a higher average LIBOR rate, which increased by 2.0% from 1.6% for the three months ended September 30, 2004 to 3.6% for the three months ended September 30, 2005.

We utilize our repurchase obligations and CDOs to finance our interest-earning assets.

Interest and related expenses on secured debt amounted to $23.7 million for the nine months ended September 30, 2005, an increase of $14.9 million from the $8.8 million amount for the nine months ended September 30, 2004. The increase in expense was due to an increase in the amount of average interest-bearing liabilities outstanding from approximately $281.9 million for the nine months ended September 30, 2004 to approximately $693.8 million for the nine months ended September 30, 2005 and an increase in the average rate paid on interest-bearing liabilities from 4.2% to 4.5% for the same periods. The increase in the average rate is substantially due to increases in the average LIBOR rate, which increased by 1.8% from 1.3% for the nine months ended September 30, 2004 to 3.1% for the nine months ended September 30, 2005, and was partially offset by the use of CDOs to finance a large portion of the portfolio at lower credit spreads than obtained under the credit facility and term redeemable securities contract.

Interest and related expenses on secured debt amounted to $10.3 million for the three months ended September 30, 2005, an increase of $6.6 million from the $3.8 million amount for the three months ended September 30, 2004. The increase in expense was due to an increase in the amount of average interest-bearing liabilities outstanding from approximately $412.2 million for the three months ended September 30, 2004 to approximately $847.1 million for the three months ended September 30, 2005, and an increase in the average rate paid on interest-bearing liabilities from 3.60% to 4.77% for the same periods. The increase in the average rate is again substantially due to the increase in average LIBOR rate, which increased by 2.0% from 1.6% for the three months ended September 30, 2004 to 3.6% for the three months ended September 30, 2005, and was partially offset by the use of CDOs to finance a large portion of the portfolio at lower credit spreads than obtained under the credit facility and term redeemable securities contract.

Prior to September 29, 2004, we also utilized the convertible junior subordinated debentures to finance our interest-earning assets. During the three and nine months ended September 30, 2004, we recognized $1.6 million and $6.4 million, respectively of expenses related to the convertible junior subordinated debentures. No expense was recorded for the three and nine months ended September 30, 2005 as the liability was extinguished in 2004 upon the conversion of one half of the principal amount due on the debentures into common stock on July 28, 2004 and the conversion of the remaining amount due on the debentures into common stock on September 29, 2004.

Other revenues increased $4.2 million from $7.5 million for the nine months ended September 30, 2004 to $11.7 million for the nine months ended September 30, 2005. The increase is primarily due to the receipt of incentive management fees from Fund II of $7.8 million during the nine months ended September 30, 2005. In connection with the receipt of the incentive management fees, Fund II GP, which is 50% owned by us and is the general partner of Fund II, expensed costs that it had previously capitalized of $2.4 million, of which $1.2 million flowed through to us. This was partially offset by a decrease in base management fees and investment income from Fund II, due to lower levels of investment in 2005 as the fund winds down and a decrease in the base management fees and investment income from Fund III, as Fund III reached the end of its investment period on June 2, 2005 and the fees are now charged on invested capital as opposed to committed capital.

Other revenues decreased $109,000 from $2.2 million for the three months ended September 30, 2004 to $2.1 million for the three months ended September 30, 2005. The decrease is due to lower levels of base management fees and investment income from Fund II and Fund III, which was partially offset by the receipt of incentive management fees from Fund II of $428,000 during the three months ended September 30, 2005. In connection with the receipt of the incentive management fees, Fund II GP, which is 50% owned by us and the general partner of Fund II, expensed costs that it had previously capitalized of $52,000, of which $26,000 flowed through to us.

General and administrative expenses increased $6.3 million to $16.4 million for the nine months ended September 30, 2005 from $10.1 million for the nine months ended September 30, 2004. The increase in general and administrative expenses was primarily due to the allocation of Fund II incentive management fees for payment to employees (representing 25% of the total received, or $2.0 million), increases in employee compensation expense from the issuance of additional restricted stock and the timing of the annual bonus accrual, due diligence costs of $475,000 from an abandoned corporate acquisition and additional expenses related to the services provided under our contract with Global Realty Outsourcing, Inc. which began in April 2004.

General and administrative expenses increased $1.3 million to $5.3 million for the three months ended September 30, 2005 from $4.0 million for the three months ended September 30, 2004. The increase in general and administrative expenses was primarily due to increases in employee compensation expense from the issuance of additional restricted stock, the timing of the annual bonus accrual and the allocation of Fund II incentive management fees for payment to employees (representing 25% of the total received, or $107,000).

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

At September 30, 2005 and 2004, we were in compliance with all REIT requirements and, as such, have not provided for income tax expense on our REIT taxable income for the three or the nine months ended September 30, 2005 and 2004. We also have taxable REIT subsidiaries which are subject to tax at regular corporate rates. During the nine months ended September 30, 2005 and 2004, we recorded $315,000 and $0, respectively, of income tax expense. This increase resulted from increased taxable income in our taxable REIT subsidiaries primarily due to incentive management fees recognized from Fund II.


Liquidity and Capital Resources

At September 30, 2005, we had $14.4 million in cash. Our primary sources of liquidity for the remainder of 2005 are expected to be cash on hand, cash generated from operations, principal and interest payments received on loans and investments, and additional borrowings under our repurchase obligations. We believe these sources of capital will be adequate to meet future cash requirements for 2005. We expect that during 2005, we will use a significant amount of our available capital resources to originate or purchase new loans and investments for our balance sheet. We intend to continue to employ leverage on our balance sheet assets to enhance our return on equity.

We experienced a net decrease in cash of $10.2 million for the nine months ended September 30, 2005, compared to a net decrease of $775,000 for the nine months ended September 30, 2004. Cash provided by operating activities during the nine months ended September 30, 2005 was $27.9 million, compared to $10.4 million during the same period of 2004. For the nine months ended September 30, 2005, cash used in investing activities was $447.2 million, compared to $346.8 million during the same period in 2004. The change was primarily due our increased loan and investment originations partially offset by increased levels of principal collections when comparing the first nine months of 2005 to the same period in 2004. We financed the increased investment activity with additional borrowings under our repurchase obligations and CDOs. This accounted for substantially all of the change in the net cash activity from financing activities.

At September 30, 2005, we had outstanding borrowings under our outstanding CDOs of $823.8 million and outstanding repurchase obligations totaling $157.8 million. At September 30, 2005, we had pledged assets that enable us to obtain an additional $123.6 million of financing under our repurchase agreements. At September 30, 2005, we had $492.2 million of credit available for the financing of new and existing unpledged assets pursuant to our credit facility and repurchase agreements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates at September 30, 2005. For financial assets and debt obligations, the table presents cash flows to the expected maturity and weighted average interest rates based upon the current carrying values. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on rates in effect as of the reporting date.



                                                             Expected Maturity Dates
                               ------------------------------------------------------------------------------
                                   2005        2006       2007       2008        2009   Thereafter    Total    Fair Value
                                   ----        ----       ----       ----        ----   ----------    -----    ----------
Assets:                                                                (dollars in thousands)
Commercial Mortgage-
   backed Securities
   Fixed Rate                       --          --      $ 5, 135   $  3,783    $  5,380   $351,520   $365,818   $356,574
      Average interest rate         --          --         4.96%      6.37%       9.66%      8.49%      8.37%
   Variable Rate                 $     38   $   6,677   $ 13,659   $ 65,001    $ 14,000   $  1,305   $100,680   $ 99,098
      Average interest rate         4.89%       4.89%      6.04%      6.12%       5.24%     36.79%      6.40%

Loans receivable
   Fixed Rate                    $    233   $   1,055   $  8,050   $ 47,975    $    775   $ 73,616   $131,704   $139,246
      Average interest rate        10.56%       9.90%      8.31%     11.77%       8.18%      8.01%      9.42%
   Variable Rate                 $ 22,803   $ 239,957   $202,529   $ 41,112    $ 79,106   $106,299   $691,806   $686,931
      Average interest rate         8.71%       7.40%      7.66%      7.80%       6.83%      7.80%      7.54%

Total Return Swap
   Variable Rate                       --   $   4,000      --         --          --         --      $  4,000   $  4,000
      Average interest rate            --      20.56%      --         --          --         --        20.56%

Interest rate swaps
     Notional amounts            $     84   $     377      5,826   $    490    $ 28,857   $ 97,816   $133,450   $  1,070
     Average fixed pay rate         3.69%       3.77%      3.21%      4.23%       4.58%      4.46%      4.43%
     Average variable
       receive rate                 3.80%       3.80%      3.80%      3.80%       3.80%      3.78%      3.78%

Liabilities:
Repurchase obligations
   Variable Rate                       --   $  43,266   $ 46,793   $ 40,710       --      $ 27,005   $157,774   $157,774
      Average interest rate            --       4.18%      5.74%      4.70%       --         5.03%      4.92%

Collateralized debt obligations
   Variable Rate                                        $  5,000   $ 92,252    $105,871   $618,162   $821,285   $823,817
      Average interest rate                                6.01%      4.66%       4.69%      5.07%      4.98%

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

                           None

ITEM 3:       Defaults Upon Senior Securities

                           None

ITEM 4:       Submission of Matters to a Vote of Security Holders

                           None

ITEM 5:       Other Information

  On August 16, 2005, Capital Trust, Inc. (the "Company") entered into a $75 million Master Repurchase Agreement (the "Repurchase Agreement") with Bear, Stearns Funding, Inc. ("Bear"). The Repurchase Agreement expires on August 15, 2008, although may terminate prior to such date in accordance with its provisions. Subject to the terms and conditions thereof, the Repurchase
  Agreement provides for the purchase, sale and repurchase of, inter alia, commercial mortgage loans, commercial mezzanine loans, B-notes and commercial mortgage-backed securities and other mutually agreed upon collateral and bears interest at varying rates over LIBOR based upon the type of asset included in the repurchase obligation.

ITEM 6:       Exhibits


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

     o 10.1 Master Repurchase Agreement, dated as of July 29, 2005, by and between the Company and Morgan Stanley Bank.

     o 10.2 Master Repurchase Agreement, dated as of July 29, 2005, by and among the Company, CT RE CDO 2004-1 Sub, LLC, CT RE CDO 2005-1 Sub, LLC and Morgan Stanley Bank.

     o 10.3 Master Repurchase Agreement, dated as of August 16, 2005, by and between the Company and Bear, Stearns Funding, Inc.

     o 10.4 Letter Agreement, dated as of August 16, 2005, by and between the Company and Bear, Stearns Funding, Inc.

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

     o 31.1 Certification of John R. Klopp, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     o 31.2 Certification of Geoffrey G. Jervis, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     o 32.1 Certification of John R. Klopp, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     o 32.2 Certification of Geoffrey G. Jervis, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                                   CAPITAL TRUST, INC.



October 31, 2005                                   /s/ John R. Klopp
----------------                                   -----------------
Date                                               John R. Klopp
                                                   Chief Executive Officer

October 31, 2005                                   /s/ Geoffrey G. Jervis
----------------                                   -----------------------
Date                                               Geoffrey G. Jervis
                                                   Chief Financial Officer