Form 10-K
period 2005-12-30
CAPITAL TRUST INC
filed 2006-03-10
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

Commission File Number 1-14788

Capital Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	94-6181186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 Park Avenue, 14th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (212) 655-0220

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
class A common stock, $0.01 par value (“class A common stock”)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

MARKET VALUE

The aggregate market value of the outstanding class A common stock held by non-affiliates of the registrant was approximately $410,033,546 as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.

OUTSTANDING STOCK

As of March 6, 2006 there were 15,324,248 outstanding shares of class A common stock. The class A common stock is listed on the New York Stock Exchange (trading symbol “CT”).  Trading is reported in many newspapers as “CapTr”.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Commission within 120 days after the close of the registrant’s fiscal year.

CAPITAL TRUST, INC.

PART I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Index to Consolidated Financial Statements

i

PART I

Item 1.                                                           Business

Overview

We are a fully integrated, self-managed finance and investment management company that specializes in credit-sensitive structured financial products.  To date, our investment programs have focused on loans, securities and related instruments backed by income-producing commercial real estate assets.  We invest for our own account and for private equity funds that we manage on behalf of third party investors.  From the commencement of our finance business in 1997 through December 31, 2005, we have completed  $5.9 billion of investments both directly and on behalf of our managed funds.  We conduct our operations in order to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

Developments during Fiscal Year 2005

During the year ended December 31, 2005, we originated $1.5 billion of loan, securities and related investments, representing a record year of investment activity for us.  We originated $1.1 billion directly for our balance sheet and $400.0 million for our managed funds.

On March 15, 2005, we issued our second collateralized debt obligation, or CDO, that we refer to as CDO II.  CDO II is a reinvesting CDO secured by a $337.8 million pool of mezzanine loans, B Notes, subordinate commercial mortgage-backed securities, or CMBS, and cash.  At issuance, we sold notes rated AAA to BBB- with a face value of $299.0 million to third parties at par.  The notes we sold bear interest at a weighted average floating rate of the London Interbank Offered Rate, or LIBOR, plus 0.49% (4.88% at December 31, 2005).  We retained all of the unrated and below investment grade rated notes and the preferred and common equity interests in the wholly-owned CDO issuers.  We incurred $5.2 million of issuance costs which will be amortized on a level yield basis over the expected life of CDO II.  Including amortization of the issuance costs, the all in effective rate for the notes sold was LIBOR plus 0.71% (5.10% at December 31, 2005).  CDO II was structured with a five-year reinvestment period that allows us to reinvest principal proceeds from collateral repayments into new investments, effectively extending the life of this non-recourse, non-mark-to-market financing. For accounting purposes, CDO II is consolidated in our financial statements.

On June 2, 2005, CT Mezzanine Partners III, Inc.’s, or Fund III’s, two-year investment period expired.  Since the inception of Fund III, $1.2 billion investments were made in 35 separate transactions.  With the expiration of Fund III’s investment period, we resumed balance sheet investments in the type of large “mezzanine” loans previously reserved for the Fund III investment program.  Since June 2, 2005, we have originated or purchased 10 such loans totaling $235.4 million for our balance sheet.

During 2005 we received our first fund management incentive compensation payments from CT Mezzanine Partners II LP, or Fund II.  A total of $8.0 million was received in four separate payments, one in each quarter of 2005.

On August 4, 2005, we issued our third CDO that we refer to as CDO III.  CDO III is secured by a static pool of $341.3 million of fixed rate subordinate CMBS.  At issuance, we sold notes rated AAA through BBB with a total face value of $269.6 million to third parties for proceeds of $272.2 million.  We retained the BBB- rated notes, all of the unrated and below investment grade rated notes, and the preferred and common equity interests in the wholly-owned CDO issuers.  The fixed rate notes we sold carry a weighted average coupon of 5.22%, were sold at a $2.6 million premium to face, and have an effective cash cost to us of 5.17%.  CDO III provides index matched, non-recourse and non-mark-to-market financing for the underlying collateral.  We incurred $2.1 million of issuance costs that will be amortized on a level yield basis over the expected life of CDO III.  Including amortization of the issuance costs, the all in effective rate for the notes sold was 5.25%.  For accounting purposes, CDO III is consolidated in our financial statements.

On August 4, 2005, pursuant to the provisions of Statement of Financial Accounting Standard, or SFAS, No. 115, we made a decision to change the accounting classification of our existing CMBS investments from available for sale to held to maturity.  In accordance with this decision, CMBS with an amortized cost of $410.1 million and a market value of $422.3 million were reclassified from available for sale to held to maturity.  As was the case prior to this reclassification, the difference between amortized cost and expected recovery on these investments will continue to be accreted through the income statement using the level yield method accretion schedules in place prior to the reclassification.  The difference between amortized cost and market value as of the reclassification date, $12.2 million, was segregated within accumulated other comprehensive income and will be amortized over the remaining life of the securities using the level yield method without impact to the income statement.  We made the decision to reclassify these investments based upon our intent and ability to hold these investments to maturity.  Going forward, new originations of held to maturity investments will be accounted for at cost plus the amortization of any premiums or discounts and any premiums or discounts will be amortized through the income statement using the level yield method.  Other than in the instance of impairment, these held to maturity investments will be shown in our financial statements at their adjusted values pursuant to the methodology described above.

On December 30, 2005 we sold an ownership interest in Global Realty Outsourcing, Inc., which we refer to herein as GRO, in conjunction with the acquisition of GRO by a third party.  As a result, we recorded a gain on sale of investment of $5.0 million in the fourth quarter of 2005.  Our contract, pursuant to which GRO provides 16 dedicated employees to assist us in monitoring assets and evaluating potential investments, remains in place.

Platform

We are a fully integrated, self managed, commercial real estate specialty finance company founded in 1997 and headquartered in New York City.  Our platform includes 28 professionals with extensive real estate credit, capital markets and structured finance expertise and our senior management team has over 20 years average industry experience.  Founded on long-standing relationships with our origination partners, our extensive network produces a pipeline of investment opportunities from which we select only those transactions that we believe exhibit a compelling risk/return profile.  Once a transaction that meets our parameters is identified, we apply a disciplined process founded on four elements:

•                  intense credit underwriting;

•                  creative financial structuring;

•                  efficient use of leverage; and

•                  aggressive asset management.

The first element, and the foundation of our past and future success, is our expertise in credit underwriting. For each prospective investment, an in-house underwriting team is assigned to perform an intense ground-up analysis of all aspects of credit risk. Our rigorous underwriting process is embodied in our proprietary credit policies and procedures that detail the due diligence steps from initial client contact through closing. We have developed the capability to apply this methodology to a high volume of investment opportunities, including CMBS transactions with a large number of underlying loans, through the combination of personnel, procedures and technology. On all levels, input is received from our finance, capital markets, credit and legal teams, as well as from various third-parties, including our credit providers.

Creative financial structuring is the second critical element.  In our direct investment program, we strive to create a customized structure for each investment that has the necessary real estate credit, interest rate and other applicable protections for us while meeting the varying needs of our clients.  We believe our demonstrated ability to structure solutions gives us a distinct competitive advantage in the marketplace.  In the structured products arena, our broad capital markets expertise enables us to better analyze the risks and opportunities embedded in complex vehicles such as CMBS and synthetic securities.

The prudent use of leverage is the third integral element of our platform. Leverage can increase returns on equity and portfolio diversification, but can also increase risk. We control this financial risk by actively managing our capital structure, seeking to minimize recourse and mark-to-market exposure of our liabilities and to match the duration and interest rate index of our assets and liabilities (in some cases, utilizing hedging instruments to manage interest rate exposure). Our objective is to maximize our return on equity while managing the risk inherent in a leveraged investment strategy.  As such, we are careful to maintain the liquidity necessary to defend the balance sheet against capital markets and real estate market volatility.  To achieve our objectives, we pursue innovative debt financing alternatives, such as CDOs to finance our balance sheet investments.

The final element of our platform is aggressive asset management.  We pride ourselves on our active style of managing our portfolios.  From closing an investment through its final repayment, our dedicated asset management team is in constant contact with our borrowers and servicers, monitoring performance of the collateral and enforcing our rights as necessary.  Our designation as a rated/approved Special Servicer by all three rating agencies allows us to exercise a substantial level of control over certain CMBS and related investments.

By adhering to these four key elements that define our platform, from July 1997 through December 31, 2005, we have originated $5.9 billion of investments, both directly and on behalf of our managed funds, and limited the loss experience of our portfolios to less than 1.0%.

Business Model

Our business model is designed to produce a unique mix of net interest spread from our balance sheet investments and fee income from our investment management operations. We allocate opportunities between our balance sheet and investment management vehicles based upon our assessment of the availability and relative cost of capital, the risk and return profiles of the various opportunities and applicable regulatory requirements.  The combination of balance sheet and investment management capabilities allows us to maximize the scope of opportunities upon which we can capitalize.  Our goal is to deliver a stable, growing stream of earnings from these two complementary activities.

We currently manage two private equity funds, Fund II and Fund III, both of which have completed their investment periods and are in the process of ordinary course liquidation.  Both funds were formed to make large-balance commercial real estate mezzanine loans. Fund II made $1.2 billion of investments during its investment period (April 2001 to April 2003) and, as of December 31, 2005, Fund II’s remaining investments totalled $60.4 million, all of which were performing. Fund III also made $1.2 billion of investments during its investment period (June 2003 to June 2005) and, as of December 31, 2005, Fund III’s remaining investments, totalled $460.3 million, all of which were performing. We have made co-investments in Fund II and Fund III of 5.9% and 4.7%, respectively and our wholly-owned taxable REIT subsidiary, CT Investment Management Co. LLC, serves as the manager to both funds. In addition to our pro-rata share of income as a co-investor, we earn base management fees and performance-oriented incentive management fees from each fund.  Our investment management activities are described further under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In 2005, we originated a total of $1.5 billion of investment opportunities for our own balance sheet and on behalf of our managed funds.  $1.1 billion was allocated to our balance sheet and $400.0 million was allocated to Fund III, before the end of its investment period in June 2005.  Currently, we are allocating our entire investment program to the balance sheet and, going forward, it is anticipated that future investment management vehicles will invest in non-competitive, complementary opportunities.

We employ leverage on our balance sheet assets to enhance our return on equity.  We determine the degree of leverage used based upon the credit profile of each asset as well as the cost and terms of the best available financing.  In 2005, we issued our second and third CDOs, selling notes with a face value of $568.6 million to third parties and bringing our total CDO debt outstanding to $823.7 million.  We also borrowed under repurchase obligation agreements and a credit facility from multiple providers with utilization of these facilities, based upon our capital needs, fluctuating between $39.0 million and $400.5 million during 2005.

We operate our business to qualify as a REIT for federal income tax purposes. Our primary objective in maintaining our REIT status is to pay dividends to our shareholders on a tax-efficient basis. We manage our balance sheet investments to produce a portfolio that meets the asset and income tests necessary to maintain our REIT qualification and otherwise conduct our investment management business through our wholly-owned subsidiary, CT Investment Management Co., which is subject to federal income tax.

Investment Strategies

Since 1997, our investment programs have focused on various strategies designed to take advantage of investment opportunities that have developed in the commercial real estate “mezzanine” sector. These investment opportunities have been created largely by the evolution and growing importance of securitization in the commercial real estate capital markets. With approximately $2.5 trillion outstanding as of September 30, 2005, U.S. commercial real estate debt is a large and dynamic market that had traditionally been dominated by institutional lenders such as banks, insurance companies and thrifts making first mortgage loans for retention in their own portfolios. In the last decade, securitized debt has captured an increasing share of this market, growing from 6% of the total amount outstanding in the third quarter of 1995 to approximately 20% by the end of the third quarter in 2005. More importantly, according to industry estimates, CMBS now accounts for roughly 40-50% of annual new originations, with domestic CMBS issuance in 2005 exceeding $169 billion. In addition, many traditional lenders have adopted CMBS standards in their portfolio lending programs, further extending the influence of securitization in the market.

The essence of securitization is risk segmentation, whereby whole mortgage loans (or pools of loans) are tranched into multiple classes and sold to different buyers based on their risk tolerance and return requirements. The most senior classes, which have the lowest risk and therefore the lowest return, are rated investment grade (AAA through BBB-) by the credit rating agencies. Debt that is subordinate to these investment grade classes is either sold as securities rated below investment grade or outside the securitized pools as individual property (or portfolio) specific loans.  In either case, these investments are subordinate to the senior debt but senior to the owner/operator’s equity investment and command a higher yield than the senior indebtedness. These “mezzanine” tranches may carry sub-investment grade ratings or no rating at all.

Depending on our assessment of relative value, our real estate investments may take a variety of forms including:

•                  Property Mezzanine Loans — These are secured property loans that are subordinate to a first mortgage loan, but senior to the owner’s equity. A mezzanine loan is evidenced by its own promissory note and is typically made to the owner of the property-owning entity, which is typically the senior loan borrower. It is not secured by the first mortgage on the property, but by a pledge of the mezzanine borrower’s ownership interest in the property-owning entity. Subject to negotiated contractual restrictions, the mezzanine lender generally has the right, following foreclosure, to become the owner of the property, subject to the lien of the first mortgage.

•                  B Notes — These are loans evidenced by a junior participation in a first mortgage on one or more properties; the senior participation is known as an A Note. Although a B Note may be evidenced by its own promissory note, it shares a single borrower and mortgage with the A Note and is secured by the same collateral. B Note lenders have the same obligations, collateral and borrower as the A Note lender and in most instances are contractually limited in rights and remedies in the case of a default. The B Note is subordinate to the A Note by virtue of a contractual arrangement between the A Note lender and the B Note lender.

•                  Subordinate CMBS — these commercial mortgage-backed securities are the junior classes of securitized pools of individual first mortgage loans. Cash flows from the underlying mortgages are aggregated and allocated to the different classes in accordance with their seniority, typically ranging from the AAA rated through the unrated, first-loss tranche. Administration and contractually defined servicing of the pool are performed by a trustee and servicers, who act on behalf of all holders in accordance with contractual agreements. Our investments generally represent the subordinated tranches ranging from the BBB rated through the unrated class.  When possible, we are designated the special servicer for the CMBS trusts in which we have appropriate ownership interests enabling us to control the resolution of matters which require lender approval.

•                  Corporate Mezzanine Loans — These are investments in or loans to real estate-related operating companies, including REITs. Such investments may take the form of secured debt, preferred stock and other hybrid instruments such as convertible debt. Corporate mezzanine loans may finance, among other things, operations, mergers and acquisitions, management buy-outs, recapitalizations, start-ups and stock buy-backs generally involving real estate and real estate-related entities.

•                  First Mortgage Loans — These are secured property loans evidenced by a first mortgage which is senior to any mezzanine financing and the owner’s equity. These loans are typically bridge loans for property owners that require interim financing until permanent financing can be obtained. Our first mortgage loans are generally relatively short in duration, with extension options as deemed appropriate, and typically require a balloon payment of principal at maturity. We may also originate and fund first mortgage loans in which we intend to sell the senior tranche, thereby creating a B Note. These loans may include parri passu participations in first mortgage loans.

•                  Synthetic Interests in Real Estate Debt and Related Products — These instruments are contracts between parties whereby payments are exchanged based upon the performance of an underlying reference obligation.  The type of obligation referenced may be any of the above described asset types.  These investments can take the form of either a total return swap, an arrangement where the counterparty owns the reference obligation and under certain circumstances may put the referenced obligation to the investor, or a credit default swap, where the counterparty generally does not own the specific reference obligation and the ultimate risk is limited to the size of the investment.  In addition to the performance of the reference obligation, these synthetic interests carry the additional risk of the performance of the counterparty.

We finance single properties, multiple property portfolios and operating companies, with our investment typically representing a portion of the capital structure ranging up to 85% of underlying collateral value. We have created portfolios which are diversified in terms of investment format, property type and geographic market. The following charts illustrate the diversification achieved from July 1997 through December 31, 2005.

2005 was a record year for us in terms of origination volume, with $1.5 billion of total investments made for our balance sheet and our funds under management.  The charts below exhibit the diversification of the assets we originated in 2005.

Business Plan

Our business strategy is to continue to grow our balance sheet investments and our third-party assets under management. We expect the growth of our business to be driven primarily by the following activities:

•                  we will continue to make commercial real estate “mezzanine” investments for our balance sheet;

•                  we will expand our investment management business through additional offerings of subsequent managed vehicles; and

•                  we may incubate or acquire complementary balance sheet and investment management businesses that leverage our core skills in credit underwriting and financial structuring.

Competition

We are engaged in a highly competitive business. We compete for loan and investment opportunities with numerous public and private investment vehicles, including financial institutions, specialty finance companies, mortgage banks, pension funds, opportunity funds, hedge funds, REITs and other institutional investors, as well as individuals.  Many competitors are significantly larger than us, have well-established operating histories and may have greater access to capital and other resources and may have other advantages over us.  These competitors may be willing to accept lower risk adjusted returns on their investments or compromise underwriting standards and, as a result, our origination volume and profit margins could be adversely affected.  In addition, the investment management industry is highly competitive and there are numerous well-established competitors possessing substantially greater financial, marketing, personnel and other resources than us.  We compete with other investment management companies in attracting capital for funds under management.

Government Regulation

Our activities, including the financing of our operations, are subject to a variety of federal and state regulations.  In addition, a majority of states have ceilings on interest rates chargeable to certain customers in financing transactions.

Employees

As of December 31, 2005, we had 28 full-time employees.  None of our employees are covered by a collective bargaining agreement and management considers the relationship with our employees to be good.

Code of Business Conduct and Ethics and Corporate Governance Documents

We have adopted a code of business conduct and ethics that applies to all of our employees, including our principal executive officer and principal financial and accounting officer.  This code of business conduct and ethics is designed to comply with SEC regulations and New York Stock Exchange corporate governance rules related to codes of conduct and ethics and is posted on our corporate website at http://www.capitaltrust.com.  In addition, our corporate governance guidelines and charters for our audit, compensation and corporate governance committees of the board of directors are also posted on our corporate website.  Copies of our code of business conduct and ethics, our corporate governance guidelines and our committee charters are also available free of charge, upon request directed to Investor Relations, Capital Trust, Inc., 410 Park Avenue, 14th Floor, New York, NY 10022.

 Website Access to Reports

We maintain a website at www.capitaltrust.com. Effective as of January 1, 2003, through our website, we make available, free of charge, our annual proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  The SEC maintains a website that contains these reports at http://www.sec.gov.

Item 1A.                                                  Risk Factors

FORWARD-LOOKING INFORMATION

Our Annual Report on Form l0-K for the year ended December 31, 2005, our 2005 Annual Report to Shareholders, any of our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K of the Company, or any other oral or written statements made in press releases or otherwise by or on behalf of Capital Trust, Inc., may contain forward-looking statements within the meaning of the Section 21E of the Securities and Exchange Act of 1934, as amended, which involve certain risks and uncertainties.  Forward-looking statements predict or describe our future operations, our business plans, our business and investment strategies and portfolio management and the performance of our investments and funds under management.  These forward-looking statements are identified by their use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions.  Our actual results or outcomes may differ materially from those anticipated.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our actual results may differ significantly from any results expressed or implied by these forward-looking statements. Some, but not all, of the factors that might cause such a difference include, but are not limited to:

•                  the general political, economic and competitive conditions, in the United States;

•                  the level and volatility of prevailing interest rates and credit spreads, adverse changes in general economic conditions and real estate markets, the deterioration of credit quality of borrowers and the risks associated with the ownership and operation of real estate;

•                  a significant compression of the spreads of the interest rates earned on interest-earning assets over the interest rates paid on interest-bearing liabilities that adversely affects operating results;

•                  adverse developments in the availability of desirable loan and investment opportunities and the ability to obtain and maintain targeted levels of leverage and borrowing costs;

•                  adverse changes in local market conditions, competition, increases in operating expenses and uninsured losses affecting a property owner’s ability to cover operating expenses and the debt service on financing provided by us;

•                  authoritative generally accepted  accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission; and

•                  the risk factors set forth below.

Risks Related to Our Investment Program

Our existing loans and investments expose us to a high degree of risk associated with investing in commercial real estate-related assets.

Real estate historically has experienced significant fluctuations and cycles in performance that may result in reductions in the value of our real estate-related investments. The performance and value of our loans and investments once originated or acquired by us depends on many factors beyond our control. The ultimate performance and value of our investments is subject to the varying degrees of risk generally incident to the ownership and operation of the commercial properties which collateralize or support our investments. The ultimate performance and value of our loans and investments depends upon the commercial property owner’s ability to operate the property so that it produces cash flows needed to pay the interest and principal due to us on our loans and investments. Revenues and cash flows may be adversely affected by:

•                  changes in national economic conditions;

•                  changes in local real estate market conditions due to changes in national or local economic conditions or changes in local property market characteristics;

•                  competition from other properties offering the same or similar services;

•                  changes in interest rates and in the availability of mortgage financing;

•                  the ongoing need for capital improvements, particularly in older structures;

•                  changes in real estate tax rates and other operating expenses;

•                  adverse changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes, hurricanes and other natural disasters, acts of war or terrorism, which may decrease the availability of or increase the cost of insurance or result in uninsured losses;

•                  adverse changes in zoning laws;

•                  the impact of present or future environmental legislation and compliance with environmental laws; and

•                  other factors that are beyond our control and the control of the commercial property owners.

In the event that any of the properties underlying our loans or investments experiences any of the foregoing events or occurrences, the value of, and return on, such investments, our profitability and the market price of our class A common stock would be negatively impacted.

We may change our investment strategy without shareholder consent which may result in riskier investments than our current investments.

As part of our strategy, we may seek to expand our investment activities beyond real estate-related investments.  We may change our investment activities at any time without the consent of our shareholders, which could result in our making investments that are different from, and possibly riskier than, our current real estate investments.  New investments we may make outside of our area of expertise may not perform as well as our current portfolio of real estate investments.

We are exposed to the risks involved with making subordinated investments.

Our investments involve the risks attendant to investments consisting of subordinated loan positions.  In many cases, management of our investments and our remedies with respect thereto, including the ability to foreclose on or direct decisions with respect to the collateral securing such investments, is subject to the rights of senior lenders and the rights set forth in inter-creditor or servicing agreements.

We may not be able to obtain the level of leverage necessary to optimize our return on investment.

Our return on investment depends, in part, upon our ability to grow our balance sheet portfolio of invested assets and those of our funds through the use of leverage at interest rates that are lower than the interest rates earned on our investments. We generally obtain leverage through bank credit facilities, repurchase agreements and other borrowings. Our ability to obtain the necessary leverage on attractive terms ultimately depends upon the quality of the portfolio assets that are being pledged and our ability to maintain interest coverage ratios meeting prevailing market underwriting standards which vary according to lenders’ assessments of our and our funds’ creditworthiness and the terms of the borrowings. Our failure to obtain and/or maintain leverage at desired levels, or to obtain leverage on attractive terms, could have a material adverse effect on our performance or that of our funds. Moreover, we are dependent upon a few lenders to provide the primary credit facilities for our origination or acquisition of loans and investments. Our ability to obtain financing through collateralized debt obligations is subject to conditions in the debt capital markets, which may be adverse from time to time, that affect the level of investor demand for such securities, which are impacted by factors beyond our control.

We are subject to the risks of holding leveraged investments.

Leverage creates an opportunity for increased return on equity, but at the same time creates other risks. For example, leveraging magnifies changes in the net worth of our funds. We and our funds will leverage assets only when there is an expectation that leverage will enhance returns, although we cannot assure you that the use of leverage will prove to be beneficial. Increases in credit spreads in the market generally may adversely affect the market value of our investments. Because borrowings under our credit facilities are secured by our investments, the borrowings available to us may decline if the market value of our investments decline. Moreover, we cannot assure you that we and our funds will be able to meet debt service obligations and, to the extent such obligations are not met, there is a risk of loss of some or all of our and their assets through foreclosure or a financial loss if we or they are required to liquidate assets at a commercially inopportune time to satisfy our debt obligations.

Our success depends on the availability of attractive investments and our ability to identify, structure, consummate, manage and realize returns on attractive investments.

Our operating results are dependent upon the availability of, as well as our ability to identify, structure, consummate, manage and realize returns on, credit-sensitive investment opportunities. In general, the availability of desirable credit sensitive investment opportunities and, consequently, our balance sheet returns and our funds’ investment returns, will be affected by the level and volatility of interest rates, by conditions in the financial markets, by general economic conditions, by the market and demand for credit-sensitive investment opportunities, and by the supply of capital for such investment opportunities. We cannot assure you that we will be successful in identifying and consummating investments which satisfy our rate of return objectives or that such investments, once consummated, will perform as anticipated.

In addition, notwithstanding the fact that we earn base management fees based upon committed capital during the investment period, if we are not successful in investing all available equity capital for our funds, the potential revenues we earn, including base management fees that are charged on the amount of invested assets after the investment period and incentive management fees, will be reduced. We may expend significant time and resources in identifying and pursuing targeted investments, some of which may not be consummated.

The real estate investment business is highly competitive.  Our success depends on our ability to compete with other providers of capital for real estate investments.

Our business is highly competitive. We compete for attractive investments with traditional lending sources, such as insurance companies and banks, as well as other REITs, specialty finance companies and private equity funds with similar investment objectives, which may make it more difficult for us to consummate our target investments. Many of our competitors have greater financial resources than us, which provides them with greater operating flexibility.

Our loans and investments may be subject to fluctuations in interest rates which may not be adequately protected, or protected at all, by our hedging strategies.

Our current balance sheet investment program emphasizes loans with “floating” interest rates to protect against fluctuations in interest rates. We do, however, from time to time make fixed rate loans and purchase fixed rate securities, which are subject to the risk of fluctuations in interest rates. Depending on market conditions, fixed rate assets may become a greater portion of our new loan originations. In such cases, we may employ various hedging strategies to limit the effects of changes in interest rates, including engaging in interest rate swaps, caps, floors and other interest rate derivative products. No strategy can completely insulate us or our funds from the risks associated with interest rate changes and there is a risk that they may provide no protection at all. Hedging transactions involve certain additional risks such as counterparty risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot assure you that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us or our funds against the foregoing risks. In addition, cash flow hedges which are not perfectly correlated with a variable rate financing will impact our reported income as gains, and losses on the ineffective portion of such hedges will be recorded.

Our loans and investments may be illiquid which will constrain our ability to vary our portfolio of investments.

Our real estate investments are relatively illiquid.  Such illiquidity may limit our ability to vary our portfolio or our funds’ portfolios of investments in response to changes in economic and other conditions.  Illiquidity may result from the absence of an established market for investments as well as the legal or contractual restrictions on their resale.  In addition, illiquidity may result from the decline in value of a property securing one of our or our funds’ investments.  We cannot assure you that the fair market value of any of the real property serving as security will not decrease in the future, leaving our or our funds’ investments under-collateralized or not collateralized at all, which could impair the liquidity and value, as well as our return on such investments.

We may not have control over certain of our loans and investments.

Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made.  In certain situations, we or our funds may:

•                  acquire investments subject to rights of senior classes and servicers under inter-creditor or servicing agreements;

•                  acquire only a participation in an underlying investment;

•                  co-invest with third parties through partnerships,  joint ventures or other entities, thereby acquiring non-controlling interests; or

•                  rely on independent third party management or strategic partners with respect to the management of an asset.

Therefore, we may not be able to exercise control over the loan or investment.  Such financial assets may involve risks not present in investments where senior creditors, servicers or third party controlling investors are not involved.  Our rights to control the process following a borrower default may be subject to the rights of senior creditors or servicers whose interests may not be aligned with ours.  A third party partner or co-venturer may have financial difficulties resulting in a negative impact on such asset, may have economic or business interests or goals which are inconsistent with ours and those of our funds, or may be in a position to take action contrary to our or our funds’ investment objectives.  In addition, we and our funds may, in certain circumstances, be liable for the actions of our third party partners or co-venturers.

We may not achieve our targeted rate of return on our investments.

We originate or acquire investments based on our estimates or projections of overall rates of return on such investments, which in turn are based on, among other considerations, assumptions regarding the performance of assets, the amount and terms of available financing to obtain desired leverage and the manner and timing of dispositions, including possible asset recovery and remediation strategies, all of which are subject to significant uncertainty.  In addition, events or conditions that we have not anticipated may occur and may have a significant effect on the actual rate of return received on an investment.

We are currently experiencing a low interest rate environment which negatively impacts our ability to originate or acquire investments that produce rates of returns similar to existing investments that were added to our portfolio during a higher interest rate environment.  As we acquire or originate investments for our balance sheet portfolio, whether as new additions or as replacements for maturing investments, there can be no assurance that we will be able to originate or acquire investments that produce rates of return comparable to rates on our existing investments.

The commercial mortgage and mezzanine loans we originate or acquire and the commercial mortgage loans underlying the CMBS in which we invest are subject to delinquency, foreclosure and loss, which could result in losses to us.

Our commercial mortgage and mezzanine loans are secured by commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged; any need to address environmental contamination at the property; changes in national, regional or local economic conditions and/or specific industry segments; declines in regional or local real estate values and declines in regional or local rental or occupancy rates; increases in interest rates, real estate tax rates and other operating expenses; and changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

Our investments in subordinated CMBS are subject to losses.

In general, losses on an asset securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, and then by the most junior security holder.  In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the securities we purchase.  In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed securities, the securities in which we invest may incur significant losses.

The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns and underlying borrower developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of borrowers of the mortgages underlying the mortgage-backed securities to make principal and interest payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.

We may invest in troubled assets that are subject to a higher degree of financial risk.

We may make investments in non-performing or other troubled assets that involve a higher degree of financial risk. We cannot assure you that our investment objectives will be realized or that there will be any return on our investment. Furthermore, investments in properties subject to work-out conditions or under bankruptcy protection laws may, in certain circumstances, be subject to additional potential liabilities that could exceed the value of our original investment, including equitable subordination and/or disallowance of claims or lender liability.

We may not be able to acquire eligible investments for a collateralized debt obligation issuance, or may not be able to issue collateralized debt obligation securities on attractive terms, which may require us to utilize more costly financing for our investments.

We intend to capitalize on opportunities to finance certain of our investments on a non-recourse, long-term basis, such as through the issuance of collateralized debt obligations. During the period that we are acquiring these investments, we intend to finance our purchases through our credit and repurchase obligation facilities. We use these facilities to finance our acquisition of investments until we have accumulated a sufficient quantity of investments, at which time we may refinance these lines through a securitization, such as a collateralized debt obligation issuance, or other types of long-term financing. As a result, we are subject to the risk that we will not be able to acquire a sufficient amount of eligible investments to maximize the efficiency of a collateralized debt obligation issuance. In addition, conditions in the capital markets may make the issuance of collateralized debt obligations less attractive to us when we do have a sufficient pool of collateral. If we are unable to issue a collateralized debt obligation to finance these investments, we may be required to utilize other forms of potentially less attractive financing.

We may not be able to find suitable replacement investments for collateralized debt obligations with reinvestment periods.

Some collateralized debt obligations have periods where principal proceeds received from assets securing the collateralized debt obligation can be reinvested for a defined period of time, commonly referred to as a reinvestment period. Our ability to find suitable investments during the reinvestment period that meet the criteria set forth in the collateralized debt obligation documentation and by rating agencies may determine the success of our collateralized debt obligation investments. Our potential inability to find suitable investments may cause, among other things, interest deficiencies, hyper-amortization of the senior collateralized debt obligation liabilities and may cause us to reduce the life of our collateralized debt obligations and accelerate the amortization of certain fees and expenses.

The use of collateralized debt obligation financings with over-collateralization and interest coverage requirements may have a negative impact on our cash flow.

The terms of collateralized debt obligations will generally provide that the principal amount of investments must exceed the principal balance of the related bonds by a certain amount and that interest income exceeds interest expense by a certain amount. We anticipate that the collateralized debt obligation terms will provide that, if certain delinquencies and/or losses or other factors cause a decline in collateral or cash flow levels, the cash flow otherwise payable on our investment may be redirected to repay classes of CDOs senior to ours until the issuer or the collateral is in compliance with the terms of the governing documents. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive net income from assets pledged to secure collateralized debt obligations. We cannot assure you that the performance tests will be satisfied. Nor can we assure you, in advance of completing negotiations with the rating agencies or other key transaction parties as to the actual terms of the delinquency tests, over-collateralization and interest coverage terms, cash flow release mechanisms or other significant factors upon which net income to us will be calculated. Failure to obtain favorable terms with regard to these matters may adversely affect the availability of net income to us. If our investments fail to perform as anticipated, our over-collateralization, interest coverage or other credit enhancement expense associated with our collateralized debt obligation financings will increase.

We may be required to repurchase loans that we have sold or to indemnify holders of our collateralized debt obligations.

If any of the loans we originate or acquire and sell or securitize through collateralized debt obligations do not comply with representations and warranties that we make about certain characteristics of the loans, the borrowers and the underlying properties, we may be required to repurchase those loans or replace them with substitute loans. In addition, in the case of loans that we have sold instead of retained, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to carry on our books, and our ability to borrow against such assets is limited. Any significant repurchases or indemnification payments could adversely affect our financial condition and operating results.

The impact of the events of September 11, 2001 and the resulting effect on terrorism insurance expose us to certain risks.

The terrorist attacks on September 11, 2001 disrupted the U.S. financial markets, including the real estate capital markets, and negatively impacted the U.S. economy in general. Any future terrorist attacks, the anticipation of any such attacks, and the consequences of any military or other response by the U.S. and its allies may have a further adverse impact on the U.S. financial markets and the economy generally. We cannot predict the severity of the effect that such future events would have on the U.S. financial markets, the economy or our business.

In addition, the events of September 11 created significant uncertainty regarding the ability of real estate owners of high profile assets to obtain insurance coverage protecting against terrorist attacks at commercially reasonable rates, if at all. With the enactment of the Terrorism Risk Insurance Act of 2002, or TRIA, and the subsequent enactment of the Terrorism Risk Insurance Extension Act of 2005, which extended the TRIA through the end of 2007, insurers must make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties that we invest in are unable to obtain affordable insurance coverage, the value of those investments could decline and in the event of an uninsured loss, we could lose all or a portion of our investment.

The economic impact of any future terrorist attacks could also adversely affect the credit quality of some of our loans and investments. Some of our loans and investments will be more susceptible to the adverse effects than others, such as hotel loans, which may experience a significant reduction in occupancy rates following any future attacks. We may suffer losses as a result of the adverse impact of any future attacks and these losses may adversely impact our results of operations.

Risks Related to Our Investment Management Business

We are subject to risks and uncertainties associated with operating our investment management business, and we may not achieve from this business the investment returns that we expect.

We will encounter risks and difficulties as we operate our investment management business.  In order to achieve our goals as an investment manager, we must:

•                  manage our funds successfully by investing a majority of our funds’ capital in suitable investments that meet the funds’ specified investment criteria;

•                  actively manage the assets in our portfolios in order to realize targeted performance;

•                  incentivize our management and professional staff to the task of developing and operating the investment management business; and

•                  Structure, sponsor and capitalize future funds and other investment products under our management that provide investors with attractive investment opportunities.

If we do not successfully operate our investment management business to achieve the investment returns that we or the market anticipates, our results of operations may be adversely impacted.

We may pursue fund management opportunities related to other classes of investments where we do not have prior investment experience.

We may expand our fund management business to the management of private equity funds involving other investment classes where we do not have prior investment experience.  We may find it difficult to attract third party investors without a performance track record involving such investments.  Even if we attract third party investment, there can be no assurance that we will be successful in deploying the capital to achieve targeted returns on the investments.

We face substantial competition from established participants in the private equity market as we offer mezzanine and other funds to third party investors.

We face significant competition from large financial and other institutions that have proven track records in marketing and managing private equity investment funds and otherwise have a competitive advantage over us because they have access to pre-existing third party investor networks into which they can channel competing investment opportunities. If our competitors offer investment products that are competitive with the mezzanine and other fund investments offered by us, we will find it more difficult to attract investors and to capitalize our mezzanine and other funds.

Our funds are subject to the risk of defaults by third party investors on their capital commitments.

The capital commitments made by third party investors to our funds represent unsecured promises by those investors to contribute cash to the funds from time to time as investments are made by the funds. Accordingly, we are subject to general credit risks that the investors may default on their capital commitments. If defaults occur, we may not be able to close loans and investments we have identified and negotiated which could materially and adversely affect the funds’ investment program or make us liable for breach of contract, in either case to the detriment of our franchise in the private equity market.

Risks Related to Our Company

We are dependent upon our senior management team to develop and operate our business.

Our ability to develop and operate our business depends to a substantial extent upon the experience, relationships and expertise of our senior management and key employees.  We cannot assure you that these individuals will remain in our employ.  The employment agreement with our chief executive officer, John R. Klopp, expires on December 31, 2008, unless further extended.  The employment agreement with our chief operating officer, Stephen D. Plavin, expires on December 28, 2008, unless further extended.  The loss of the services of our senior management and key employees could have a material adverse effect on our operations.

There may be conflicts between the interests of our investment funds and us.

We are subject to a number of potential conflicts between our interests and the interests of our managed investment funds. Although we have agreed to offer Fund III the first opportunity to invest in investment opportunities which have characteristics and projected leveraged returns which meet Fund III’s investment and return objectives, we are subject to potential conflicts of interest in the allocation of investment opportunities between our balance sheet and our managed funds. In addition, we may make investments that are senior or junior to, participations in, or have rights and interests different from or adverse to, the investments made by our managed funds. Our interests in such investments may conflict with the interests of our managed funds in related investments at the time of origination or in the event of a default or restructuring of the investment. In the event a default occurs with respect to such an investment, the directors of Fund III appointed by us have agreed to recuse themselves from any vote of the board of Fund III concerning such investment and our co-sponsor’s controlled advisor to Fund III will assume and perform our asset management responsibility with respect to such investment. Finally, our officers and employees may have conflicts in allocating their time and services among us and our managed funds.

We must manage our portfolio in a manner that allows us to rely on an exception from registration under the Investment Company Act of 1940 in order to avoid the consequences of regulation under that Act.

We rely on an exception from registration as an investment company afforded by Section 3(c)(5)(C) of the Investment Company Act of 1940.  Under this exception, we are required to maintain, on the basis of positions taken by the SEC staff in interpretive and no-action letters, a minimum of 55% of the value of the total assets of our portfolio in “mortgages and other liens on and interests in real estate,” which we refer to as “Qualifying Interests” and a minimum of 80% in an Qualifying Interests and real estate-related assets.  Because registration as an investment company would significantly affect our ability to engage in certain transactions or to organize ourselves in the manner we are currently organized, we intend to maintain our qualification for this exception from registration.  In the past, when required due to the mix of assets in our balance sheet portfolio, we have purchased all of the outstanding interests in pools of whole residential mortgage loans, which we treat as Qualifying Interests based on SEC staff positions.  Investments in such pools of whole residential mortgage loans may not represent an optimum use of our investable capital when compared to the available investments we target pursuant to our investment strategy.  We continue to analyze our investments and may acquire other pools of whole loan mortgage-backed securities when and if required for compliance purposes.  In addition, certain of our investments in subordinated CMBS have terms which we believe allow them to be categorized as Qualifying Interests, including rights to cure any defaults on senior CMBS classes, rights to acquire such senior classes in the event of a default and special servicing rights to service defaulted mortgage loans, including rights to control the oversight and management of the resolution of such mortgage loans by workout or modification of loan provisions, foreclosure, deed in lieu of foreclosure or otherwise, and to control decisions with respect to the preservation of the collateral generally, including property management and maintenance decisions.  We also believe that certain of our investments in B Notes will have terms that are similar to those listed above for subordinated CMBS investments that will allow them to be treated as Qualifying Interests.

In addition, we treat certain of our investments in mezzanine loans as Qualifying Interests when these investments are secured by a first priority, perfected security interest in all of the outstanding beneficial ownership interests in a limited liability company or limited partnership that directly or indirectly owns real property (or a leasehold interest in real property) and engages in no other business but ownership of the real property. We also consider participations in mezzanine loans as Qualifying Interests if these investments have terms that are similar to those listed above for subordinated CMBS and B Notes.

We emphasize that we have not obtained an exemptive order or no-action letter or other form of interpretive guidance from the SEC or its staff to support our positions. Therefore, any decision by the SEC or its staff which advances a position contrary to any of our positions would require us to no longer treat our investments in subordinated CMBS, B Notes, mezzanine loans or participations in mazzanine loans as Qualifying Interests.

If our portfolio does not comply with the requirements of the exception we rely upon, we could be forced to alter our portfolio by selling or otherwise disposing of a substantial portion of the assets that are not Qualifying Interests or by acquiring a significant position in assets that are Qualifying Interests.  Altering our portfolio in this manner may have a material adverse effect on our investments if we are forced to dispose of or acquire assets in an unfavorable market and may materially and adversely affect our stock price.

If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company.

We may expand our franchise through business acquisitions and the recruitment of financial professionals, which may present additional costs and other challenges and may not prove successful.

Our business plan contemplates expansion of our franchise into complementary investment strategies involving other credit-sensitive structured financial products. We may undertake such expansion through business acquisitions or the recruitment of financial professionals with experience in other products. We may also expend a substantial amount of time and capital pursuing opportunities to expand into complementary investment strategies that we do not consummate. The expansion of our operations could place a significant strain on our management, financial and other resources. Our ability to manage future expansion will depend upon our ability to monitor operations, maintain effective quality controls and significantly expand our internal management and technical and accounting systems, all of which could result in higher operating expenses and could adversely affect our current business, financial condition and results of operations.

We cannot assure you that we will be able to identify and integrate businesses or professional teams we acquire to pursue complementary investment strategies and expand our business. Moreover, any decision to pursue expansion into businesses with complementary investment strategies will be in the discretion of our management and may be consummated without prior notice or shareholder approval. In such instances, shareholders will be relying on our management to assess the relative benefits and risks associated with any such expansion.

Risks Relating to Our Class A Common Stock

Because a limited number of shareholders, including members of our management team, own a substantial number of our shares, they may make decisions or take actions that may be detrimental to your interests.

By virtue of their direct and indirect share ownership, John R. Klopp, a director and our president and chief executive officer, Craig M. Hatkoff, a director and former officer, and other shareholders indirectly owned by trusts for the benefit of our chairman of the board, Samuel Zell, have the power to significantly influence our affairs and are able to influence the outcome of matters required to be submitted to shareholders for approval, including the election of our directors, amendments to our charter, mergers, sales of assets and other acquisitions or sales. The influence exerted by these shareholders over our affairs might not be consistent with the interests of some or all of our other shareholders. We cannot assure you that these shareholders will not exercise their influence over us in a manner detrimental to your interests. As of December 31, 2005, these shareholders collectively own and control 2,522,473 shares of our class A common stock representing approximately 16.5% of our outstanding class A common stock. This concentration of ownership may have the effect of delaying or preventing a change in control of our company, including transactions in which you might otherwise receive a premium for your class A common stock, and might negatively affect the market price of our class A common stock.

W. R. Berkley Corporation owns 2,000,000 shares of our class A common stock which represents 13.1% of our outstanding class A common stock.  An officer of Berkley serves on our board of directors and, therefore, has the power to significantly influence our affairs.  In addition, Vornado Realty, L.P. owns 1,424,474 shares of our class A common stock which represents 9.3% of our outstanding class A common stock. Through their significant ownership of our class A common stock, these security holders may have the ability to influence the outcome of matters submitted for shareholder approval.

Some provisions of our charter and bylaws, and Maryland law may deter takeover attempts, which may limit the opportunity of our shareholders to sell their shares at a favorable price.

Some of the provisions of our charter and bylaws and Maryland law discussed below could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders by providing them with the opportunity to sell their shares at a premium to the then current market price.

Issuance of Preferred Stock Without Shareholder Approval.  Our charter authorizes our board of directors to authorize the issuance of up to 100,000,000 shares of preferred stock and up to 100,000,000 shares of class A common stock. Our charter also authorizes our board of directors, without shareholder approval, to classify or reclassify any unissued shares of our class A common stock and preferred stock into other classes or series of stock and to amend our charter to increase or decrease the aggregate number of shares of stock of any class or series that may be issued. Our board of directors, therefore, can exercise its power to reclassify our stock to increase the number of shares of preferred stock we may issue without shareholder approval. Preferred stock may be issued in one or more series, the terms of which may be determined without further action by shareholders. These terms may include preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption. The issuance of any preferred stock, however, could materially adversely affect the rights of holders of our class A common stock and, therefore, could reduce the value of the class A common stock. In addition, specific rights granted to future holders of our preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The power of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current shareholders’ control.

Advance Notice Bylaw.  Our bylaws contain advance notice procedures for the introduction of business and the nomination of directors.  These provisions could discourage proxy contests and make it more difficult for you and other shareholders to elect shareholder-nominated directors and to propose and approve shareholder proposals opposed by management.

Maryland Takeover Statutes.  We are subject to the Maryland Business Combination Act which could delay or prevent an unsolicited takeover of us. The statute substantially restricts the ability of third parties who acquire, or seek to acquire, control of us to complete mergers and other business combinations without the approval of our board of directors even if such transaction would be beneficial to shareholders. “Business combinations” between such a third party acquiror or its affiliate and us are prohibited for five years after the most recent date on which the acquiror or its affiliate becomes an “interested shareholder.” An “interested shareholder” is defined as any person who beneficially owns 10 percent or more of our shareholder voting power or an affiliate or associate of ours who, at any time within the two-year period prior to the date interested shareholder status is determined, was the beneficial owner of 10 percent or more of our shareholder voting power. If our board of directors approved in advance the transaction that would otherwise give rise to the acquiror or its affiliate attaining such status, such as the issuance of shares of our class A common stock to Berkley, the acquiror or its affiliate would not become an interested shareholder and, as a result, it could enter into a business combination with us. Our board of directors could choose not to negotiate with an acquirer if the board determined in its business judgment that considering such an acquisition was not in our strategic interests. Even after the lapse of the five-year prohibition period, any business combination with an interested shareholder must be recommended by our board of directors and approved by the affirmative vote of at least:

•                  80% of the votes entitled to be cast by shareholders; and

•                  two-thirds of the votes entitled to be cast by shareholders other than the interested shareholder and affiliates and associates thereof.

The super-majority vote requirements do not apply if the transaction complies with a minimum price requirement prescribed by the statute.

The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that an interested shareholder becomes an interested shareholder.  Our board of directors has exempted any business combination involving family partnerships controlled separately by John R. Klopp and Craig M. Hatkoff, and a limited liability company indirectly controlled by a trust for the benefit of Samuel Zell and his family.  As a result, these persons and Berkley may enter into business combinations with us without compliance with the super-majority vote requirements and the other provisions of the statute.

We are subject to the Maryland Control Share Acquisition Act. With certain exceptions, the Maryland General Corporation Law provides that “control shares” of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiring person or by our officers or directors who are our employees, and may be redeemed by us. “Control shares” are voting shares which, if aggregated with all other shares owned or voted by the acquirer, would entitle the acquirer to exercise voting power in electing directors within one of the specified ranges of voting power. A person who has made or proposes to make a control share acquisition, upon satisfaction of certain conditions, including an undertaking to pay expenses, may compel our board to call a special meeting of shareholders to be held within 50 days of demand to consider the voting rights of the “control shares” in question. If no request for a meeting is made, we may present the question at any shareholders’ meeting.

If voting rights are not approved at the shareholders’ meeting or if the acquiring person does not deliver the statement required by Maryland law, then, subject to certain conditions and limitations, we may redeem for fair value any or all of the control shares, except those for which voting rights have previously been approved. If voting rights for control shares are approved at a shareholders’ meeting and the acquirer may then vote a majority of the shares entitled to vote, then all other shareholders may exercise appraisal rights. The fair value of the shares for purposes of these appraisal rights may not be less than the highest price per share paid by the acquirer in the control share acquisition. The control share acquisition statute does not apply to shares acquired in a merger, consolidation or share exchange if we are a party to the transaction, nor does it apply to acquisitions approved or exempted by our charter or bylaws. Our bylaws contain a provision exempting certain holders identified in our bylaws from this statute which exemptions extend to Berkley, family partnerships controlled separately by John R. Klopp and Craig M. Hatkoff, and a limited liability company indirectly controlled by a trust for the benefit of Samuel Zell and his family.

We are also subject to the Maryland Unsolicited Takeovers Act which permits our board of directors, among other things and notwithstanding any provision in our charter or bylaws, to elect on our behalf to stagger the terms of directors, to increase the shareholder vote required to remove a director and to provide that shareholder-requested meetings may be called only upon the request of shareholders entitled to cast at least a majority of the votes entitled to be cast at the meeting. Such an election would significantly restrict the ability of third parties to wage a proxy fight for control of our board of directors as a means of advancing a takeover offer. If an acquirer was discouraged from offering to acquire us, or prevented from successfully completing a hostile acquisition, you could lose the opportunity to sell your shares at a favorable price.

The market value of our class A common stock may be adversely affected by many factors.

As with any public company, a number of factors may adversely influence the price of our class A common stock, many of which are beyond our control. These factors include:

•                  the level of institutional interest in us;

•                  the perception of REITs generally and REITs with portfolios similar to ours, in particular, by market professionals;

•                  the attractiveness of securities of REITs in comparison to other companies; and

•                  the market’s perception of our growth potential and potential future cash dividends.

An increase in market interest rates may lead prospective purchasers of our class A common stock to expect a higher dividend yield, which would adversely affect the market price of our class A common stock.

One of the factors that will influence the price of our class A common stock will be the dividend yield on our stock (distributions as a percentage of the price of our stock) relative to market interest rates. An increase in market interest rates may lead prospective purchasers of our class A common stock to expect a higher dividend yield, which would adversely affect the market price of our class A common stock.

Your ability to sell a substantial number of shares of our class A common stock may be restricted by the low trading volume historically experienced by our class A common stock.

Although our class A common stock is listed on the New York Stock Exchange, the daily trading volume of our shares of class A common stock has historically been lower than the trading volume for certain other companies. As a result, the ability of a holder to sell a substantial number of shares of our class A common stock in a timely manner without causing a substantial decline in the market of the shares, especially by means of a large block trade, may be restricted by the limited trading volume of the shares of our class A common stock.

Risks Related to our REIT Status

Our charter does not permit any individual to own more than over 2.5% of our class A common stock, and attempts to acquire our class A common stock in excess of the 2.5% limit would be void without the prior approval of our board of directors.

For the purpose of preserving our qualification as a REIT for federal income tax purposes, our charter prohibits direct or constructive ownership by any individual of more than 2.5% of the lesser of the total number or value of the outstanding shares of our class A common stock as a means of preventing ownership of more than 50% of our class A common stock by five or fewer individuals.  The charter’s constructive ownership rules are complex and may cause the outstanding class A common stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual.  As a result, the acquisition of less than 2.5% of our outstanding class A common stock by an individual or entity could cause an individual to own constructively in excess of 2.5% of our outstanding class A common stock, and thus be subject to the charter’s ownership limit.  There can be no assurance that our board of directors, as permitted in the charter, will increase this ownership limit in the future.  Any attempt to own or transfer shares of our class A common stock in excess of the ownership limit without the consent of our board of directors will be void, and will result in the shares being transferred by operation of law to a charitable trust, and the person who acquired such excess shares will not be entitled to any distributions thereon or to vote such excess shares.

Our charter contains a provision that exempts certain of our officers, directors and their related persons from this ownership limit and we increased the limit for William R. Berkley to 6.0% and for one other major shareholder of Berkley identified to us to 4.0%. The 2.5% ownership limit may have the effect of precluding a change in control of us by a third party without the consent of our board of directors, even if such change in control would be in the interest of our shareholders or would result in a premium to the price of our class A common stock (and even if such change in control would not reasonably jeopardize our REIT status). The ownership limit exemptions and the reset limits granted to date would limit our board of directors’ ability to reset limits in the future and at the same time maintain compliance with the REIT qualification requirement prohibiting ownership of more than 50% of our class A common stock by five or fewer individuals.

There are no assurances that we will be able to pay dividends in the future.

We intend to pay quarterly dividends and to make distributions to our shareholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. There are no assurances that we will be able to pay dividends in the future. In addition, some of our distributions may include a return of capital, which would reduce the amount of capital available to operate our business.

We will be dependent on external sources of capital to finance our growth.

As with other REITs, but unlike corporations generally, our ability to finance our growth must largely be funded by external sources of capital because we generally will have to distribute to our shareholders 90% of our taxable income in order to qualify as a REIT, including taxable income where we do not receive corresponding cash.  Our access to external capital will depend upon a number of factors, including general market conditions, the market’s perception of our growth potential, our current and potential future earnings, cash distributions and the market price of our class A common stock.

If we do not maintain our qualification as a REIT, we will be subject to tax as a regular corporation and face a substantial tax liability.  Our taxable REIT subsidiaries will be subject to income tax.

We expect to operate so as to qualify as a REIT under the Internal Revenue Code.  However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial or administrative interpretations exist.  Even a technical or inadvertent mistake could jeopardize our REIT status.  Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.  If we fail to qualify as a REIT in any tax year, then:

•                  we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to shareholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate rates;

•                  any resulting tax liability could be substantial, could have a material adverse effect on our book value and could reduce the amount of cash available for distribution to shareholders; and

•                  unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and thus, our cash available for distribution to shareholders would be reduced for each of the years during which we did not qualify as a REIT.

Income from our fund management business is expected to be realized by one of our taxable REIT subsidiaries, and, accordingly, will be subject to income tax.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

In order to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, our sources of income, the nature of our investments in commercial real estate and related assets, the amounts we distribute to our shareholders and the ownership of our stock.  We may also be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution.  Thus, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with REIT requirements may force us to liquidate or restructure otherwise attractive investments.

In order to qualify as a REIT, we must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets.  The remainder of our investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer.  In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer.  If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences.

Complying with REIT requirements may force us to borrow to make distributions to shareholders.

From time to time, our taxable income may be greater than our cash flow available for distribution to shareholders.  If we do not have other funds available in these situations, we may be unable to distribute substantially all of our taxable income as required by the REIT provisions of the Internal Revenue Code.  Thus, we could be required to borrow funds, sell a portion of our assets at disadvantageous prices or find another alternative.  These options could increase our costs or reduce our equity.

The “taxable mortgage pool” rules may limit the manner in which we effect future securitizations.

Certain of our securitizations could be considered taxable mortgage pools for federal income tax purposes. Since we conduct our operations to qualify as a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we should not be adversely affected by the characterization of the securitization as a taxable mortgage pool (assuming that we do not have any shareholders who might cause a corporate income tax to be imposed upon us by reason of our owning a taxable mortgage pool). We would be precluded, however, from selling to outside investors equity interests in such securitizations or from selling any debt securities issued in connection with such securitizations that might be considered to be equity interests for tax purposes. These limitations will preclude us from using certain techniques to maximize our returns from securitization transactions. If the securitization vehicles in which we participate were considered a taxable mortgage pool, shareholders who are tax-exempt and shareholders who are not United States persons may be required to pay tax on their share of any excess inclusion income.

Item 1B.                                                  Unresolved Staff Comments

None.

Item 2.                                                           Properties

Our principal executive and administrative offices are located in approximately 11,885 square feet of office space leased at 410 Park Avenue, 14th Floor, New York, New York 10022. Our telephone number is (212) 655-0220 and our website address is http;//www.capitaltrust.com. Our lease for office space expires in June 2008. We believe that this office space is suitable for our current operations for the foreseeable future.

Item 3.                                                           Legal Proceedings

We are not party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.                                                           Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our class A common stock is listed for trading on the New York Stock Exchange under the symbol “CT.”  The table below sets forth, for the calendar quarters indicated, the reported high and low sale prices for the class A common stock as reported on the NYSE composite transaction tape and the per share cash dividends declared on the class A common stock.

	High	Low	Dividend
2005
Fourth Quarter	$32.30	$28.87	$0.80
Third Quarter	34.50	30.57	0.55
Second Quarter	34.97	32.06	0.55
First Quarter	34.00	28.86	0.55

2004
Fourth Quarter	$34.56	$27.32	$0.50
Third Quarter	29.10	23.25	0.45
Second Quarter	27.25	22.40	0.45
First Quarter	26.15	22.50	0.45

2003
Fourth Quarter	$23.40	$19.71	$0.45
Third Quarter	20.99	18.60	0.45
Second Quarter	19.62	14.49	0.45
First Quarter	18.75	13.35	0.45

The last reported sale price of the class A common stock on March 6, 2006 as reported on the NYSE composite transaction tape was $32.29.  As of March 6, 2006, there were 1,272 holders of record of the class A common stock.  By including persons holding shares in broker accounts under street names, however, we estimate our shareholder base to be approximately 3,568 as of March 6, 2006.

We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles) to our shareholders so as to comply with the REIT provisions of the Internal Revenue Code. We intend to make dividend distributions quarterly and, if necessary for REIT qualification purposes, we may need to distribute any taxable income remaining after the distribution of the final regular quarterly dividend each year, together with the first regular quarterly dividend payment of the following taxable year or, at our discretion, in a special dividend distributed prior thereto.  Furthermore, we seek to set our recurring dividend at a level that we believe is comfortably sustainable.

In the fourth quarter of 2005, we distributed $0.80 per share comprised of a regular quarterly dividend of $0.60 per share and a special dividend of $0.20 per share, representing 2005 REIT taxable income in excess of the amount paid out in our recurring, quarterly distributions.

Our dividend policy is subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon our taxable income, our financial condition, our maintenance of REIT status and other factors as our board of directors deems relevant.  All dividends declared in 2004 and 2005 are ordinary income.

We did not repurchase any of our common stock during the year ended December 31, 2005.

Item 6.                                                           Selected Financial Data

The following table sets forth selected consolidated financial data, which was derived from our historical consolidated financial statements included in our Annual Reports on Form 10-K for the years then ended.

Certain reclassifications have been made to all periods presented prior to 2005 to reflect the application of Financial Accounting Standards Board Interpretation No. 46R on January 1, 2004, following the adoption of which we no longer consolidated CT Convertible Trust I, the entity which had purchased our junior subordinated debentures and issued convertible trust common and preferred securities. During the 2004 fiscal year, these securities were either redeemed or converted.

We began to conduct our operations to qualify as a REIT for federal income tax purposes for the 2003 fiscal year, and elected REIT status when we filed our 2003 federal tax return on September 15, 2004. This election resulted in a material reduction of our tax liability for 2005, 2004 and 2003. As a result, our income tax expense and net income after tax for 2005, 2004 and 2003 will not be comparable to our income tax expense and net income after tax for periods prior to 2003.

You should read the following information together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data”.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except for per share data)
STATEMENT OF OPERATIONS DATA:
REVENUES:
Interest and investment income	$86,753	$46,639	$38,577	$47,655	$68,200
(Loss)/income from equity investments in affiliated Funds	(222)	2,407	1,526	(2,534)	2,991
Advisory, special servicing and investment banking fees	—	10	—	2,207	277
Gain on sale of investments	4,951	300	—	—	—
Management and advisory fees from Funds	13,124	7,853	8,020	10,123	7,664
Total revenues	104,606	57,209	48,123	57,451	79,132
OPERATING EXPENSES:
Interest expense	37,229	20,141	19,575	34,184	42,856
General and administrative expenses	21,939	15,229	13,320	13,996	15,382
Depreciation and amortization	1,114	1,100	1,057	992	909
Net unrealized (gain)/loss on derivative securities and corresponding hedged risk on CMBS	—	—	—	(21,134)	542
Net realized loss on sale of fixed assets, investments and settlement of derivative securities	—	—	—	28,715	—
Unrealized loss on available-for-sale securities for other-than-temporary impairment	—	5,886	—	—	—
(Recapture of)/provision for allowance for possible credit losses	—	(6,672)	—	(4,713)	748
Total operating expenses	60,282	35,684	33,952	52,040	60,437
Income before income tax expense	44,324	21,525	14,171	5,411	18,695
Income tax expense/(benefit)	213	(451)	646	15,149	9,325
NET INCOME/(LOSS)	44,111	21,976	13,525	(9,738)	9,370
Less: Preferred stock dividend and dividend requirement	—	—	—	—	606
Net income/(loss) allocable to common stock	$44,111	$21,976	$13,525	$(9,738)	$8,764
PER SHARE INFORMATION:
Net income/(loss) per share of common stock:
Basic	$2.92	$2.17	$2.27	$(1.62)	$1.30
Diluted	$2.88	$2.14	$2.23	$(1.62)	$1.12
Dividends declared per share of common stock	$2.45	$1.85	$1.80	$—	$—
Weighted average shares of common stock outstanding:
Basic	15,124	10,141	5,947	6,009	6,722
Diluted	15,336	10,277	10,288	6,009	12,041

	As of December 31,
	2005	2004	2003	2002	2001
BALANCE SHEET DATA:
Total assets	$1,557,530	$877,766	$399,926	$387,759	$683,451
Total liabilities	1,218,680	561,269	303,909	303,703	580,823
Shareholders’ equity	338,850	316,497	96,017	84,056	102,628

Item 7.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a fully integrated, self-managed finance and investment management company that specializes in credit-sensitive structured financial products.  To date, our investment programs have focused on loans, securities and related instruments backed by income-producing commercial real estate assets.  We invest for our own account and for private equity funds that we manage on behalf of third party investors.  From the commencement of our finance business in 1997 through December 31, 2005, we have completed  $5.9 billion of investments both directly and on behalf of our managed funds.  We conduct our operations in order to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

Balance Sheet Overview

During the year ended December 31, 2005, we purchased 27 classes of commercial mortgage-backed securities, or CMBS, with a face value of $269.1 million for $245.1 million. These investments were comprised of 20 fixed-rate CMBS for $193.2 million ($217.2 million face) that earn interest at an average rate of 6.34% and seven floating-rate CMBS for $51.9 million ($51.9 million face) that earn interest at an average rate of  the London Interbank Offered Rate, or LIBOR, plus 1.89% (6.28% at December 31, 2005). During the year, we received partial repayments on two commercial mortgage-backed securities totaling $6.5 million and one CMBS for $7.8 million was satisfied and repaid.

At December 31, 2005, we held 45 investments in 29 separate issues of commercial mortgage-backed securities with an aggregate face value of $526.6 million.  CMBS with a face value of $106.7 million earn interest at an average variable rate of LIBOR plus 2.50% (6.89% at December 31, 2005).  The remaining CMBS, $419.9 million face value, earn interest at fixed rates averaging 6.97% of the face value.  We purchased the CMBS at a net discount of $49.9 million. We expect to recover, net of anticipated losses and other than temporary impairment, $494.5 million. As of December 31, 2005, the remaining net discount to be amortized into income over the remaining lives of the securities was $18.1 million.  At December 31, 2005, with discount amortization, the CMBS earn interest at a blended rate of 8.03% of the adjusted cost net of the unamortized discount.  As of December 31, 2005, the securities were carried at adjusted cost of $488.0 million, reflecting a $11.6 million unrealized gain to their amortized cost. The CMBS mature at various dates from June 2006 to July 2027.  At December 31, 2005, the expected average life for the CMBS portfolio is 81 months.

During the year ended December 31, 2005, we purchased or originated 45 loans for $791.0 million. Of the 45 loans, five loans with a cost of $84.3 million earn interest at an average fixed rate of 7.12% and 40 loans with a cost of $706.7 million earn interest at an average variable rate of LIBOR plus 3.16% (7.55% at December 31, 2005). The new loans were comprised of four first mortgage loans for $75.2 million, 11 property mezzanine loans for $253.2 million and 30 B Notes for $462.6 million. During the year, we received partial repayments on 24 loans totaling $56.7 million. One first mortgage loan, three property mezzanine loans and 32 B Notes totaling $302.7 million were satisfied and repaid.  We have no outstanding loan commitments at December 31, 2005.

At December 31, 2005, we had 76 performing loans receivable with a current carrying value of $987.2 million.  Our entire portfolio of loans has a face value of $996.1 million and we estimate the market value of the portfolio at $998.7 million.  Eight of the loans totaling $164.2 million bear interest at an average fixed rate of interest of 8.70%.  The 68 remaining loans, totaling $822.9 million, bear interest at a variable rate of interest averaging LIBOR plus 3.52% (7.91% at December 31, 2005).  One mortgage loan receivable with an original principal balance of $8.0 million reached maturity on July 15, 2000 and has not been repaid with respect to principal and interest.  In December 2002, the loan was written down to $4.0 million through a charge to the allowance for possible credit losses.  Since the write-down, we have received proceeds of $1.0 million reducing the carrying value of the loan to $3.0 million.  In accordance with our policy for revenue recognition, income recognition has been suspended on this loan and for the year ended December 31, 2005, $1.1 million of potential interest income has not been paid or recorded.  All other loans are performing in accordance with their terms.

At December 31, 2005, we had one investment in a total return swap agreement.  Under the terms of the agreement, we have posted $4.0 million of cash collateral as security for a $20.0 million synthetic interest in an underlying referenced loan that is secured by shares of a publicly traded REIT.  We receive interest at LIBOR flat on the $4.0 million cash collateral balance and LIBOR plus 3.75% on the $20.0 million interest in the referenced loan and pay LIBOR plus 1.00% on the $20.0 million referenced loan.  At December 31, 2005, we are receiving LIBOR plus 13.75% on the $4.0 million cash collateral balance (18.14% at December 31, 2005).  We collected an origination fee with the execution of the agreement which adds an additional 2.95% to the return. If the price of the stock which serves as collateral for the referenced loan falls below a specified level, we will be required to increase our cash collateral to 30% of the loan balance.  If the referenced loan was to default, we would be required to purchase the loan, thereby eliminating the total return swap agreement. The total return swap is treated as a non-hedge derivative for accounting purposes and therefore changes in market value are recorded through the income statement.  At December 31, 2005 the total return swap has a fair market value of $4.0 million.

At December 31, 2005, we had investments in Funds of $14.3 million, including $4.6 million of unamortized costs that were incurred and capitalized, primarily in connection with entering into our venture agreement with Citigroup Alternative Investments LLC and the commencement of the related fund management business. These costs are being amortized and are reflected as a reduction in income/(loss) from equity investments in Funds.

At December 31, 2005, we were party to repurchase agreements with six counterparties with total repurchase commitments of $775.0 million and had total outstanding borrowings of $369.8 million.  The weighted average cash borrowing cost for all the repurchase agreements outstanding at December 31, 2005 was LIBOR plus 0.94% (5.33% at December 31, 2005). Assuming no additional utilization under the repurchase agreements and including the amortization of all fees paid and capitalized over the remaining term of the repurchase agreements, the all-in effective borrowing cost was LIBOR plus 1.18% (5.57% at December 31, 2005).  At December 31, 2005, if all of the assets pledged under repurchase agreements were drawn upon, we could obtain an additional $89.0 million of financing.

With our issuance of collateralized debt obligations, commonly known as CDOs, we have substantially restructured the manner in which we finance our business.  While we still finance a portion of our investment activity through our repurchase agreements, 69% of our debt was in the form of CDOs at December 31, 2005. The CDOs we have issued  are non-recourse, non-mark-to-market, index matched financings that generally carry lower interest rates and allow for higher levels of leverage than our previously utilized financing sources.

On March 15, 2005, we issued our second collateralized debt obligation, or CDO, that we refer to as CDO II.  CDO II is a reinvesting CDO secured by a $337.8 million pool of mezzanine loans, B Notes, CMBS and cash.  At issuance, we sold notes rated AAA to BBB- with a face value of $299.0 million to third parties at par.  The notes we sold bear interest at a weighted average floating rate of LIBOR plus 0.49% (4.88% at December 31, 2005).  We retained all of the unrated and below investment grade rated notes and the preferred and common equity interests in the wholly-owned CDO issuers.  We incurred $5.2 million of issuance costs which will be amortized on a level yield basis over the expected life of CDO II.  Including amortization of the issuance costs, the all in effective rate for the notes sold was LIBOR plus 0.71% (5.10% at December 31, 2005).  CDO II was structured with a five-year reinvestment period that allows us to reinvest principal proceeds from collateral repayments into new investments, effectively extending the life of this non-recourse, non-mark-to-market financing. For accounting purposes, CDO II is consolidated in our financial statements.

On August 4, 2005, we issued our third CDO that we refer to as CDO III.  CDO III is secured by a static pool of $341.3 million of fixed rate subordinate CMBS.  At issuance, we sold notes rated AAA through BBB with a total face value of $269.6 million to third parties for proceeds of $272.2 million.  We retained the BBB- rated notes, all of the unrated and below investment grade rated notes, and the preferred and common equity interests in the wholly-owned CDO issuers.  The fixed rate notes we sold carry a weighted average coupon of 5.22%, were sold at a $2.6 million premium to face, and have an effective cash cost to us of 5.17%.  CDO III provides index matched, non-recourse and non-mark-to-market financing for the underlying collateral.  We incurred $2.1 million of issuance costs that will be amortized on a level yield basis over the expected life of CDO III.  Including amortization of the issuance costs, the all in effective rate for the notes sold was 5.25%.  For accounting purposes, CDO III is consolidated in our financial statements.

At December 31, 2005, we had collateralized debt obligations outstanding from three separate issuances with a total face value of $821.3 million.  Our CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet at $823.7 million, representing the amortized sales price of the securities sold to third parties.  In total, our two floating rate CDOs provide us with $551.7 million of debt financing at a stated average interest rate of LIBOR plus 0.55% (4.94% at December 31, 2005) and an all-in effective rate (including the amortization of issuance costs) of LIBOR plus 0.87% (5.26% at December 31, 2005).  Our fixed rate CDO provides us with $269.6 million of notional balance financing (which we sold for proceeds of $272.2 million) with a cash cost of 5.22% (5.17% based upon proceeds) and an all in effective interest rate of 5.25%. On a combined basis, our CDOs provide us with $823.7 million of non-recourse, non-mark-to-market, index matched financing at a weighted average cash credit spread of 0.52% over the applicable index (4.91% December 31, 2005) and a weighted average all in cost of 0.79% over the applicable index (5.18% at December 31, 2005).

We were party to thirteen cash flow interest rate swaps with a total notional value of $183.7 million as of December 31, 2005.  These cash flow interest rate swaps effectively convert floating rate debt to fixed rate debt, which is utilized to finance assets that earn interest at fixed rates.  We receive a rate equal to LIBOR (4.39% at December 31, 2005) and pay an average rate of 4.53%.  The market value of the swaps at December 31, 2005 was $2.3 million, which is recorded as an interest rate hedge asset and as a component of accumulated other comprehensive gain/(loss) on our balance sheet.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51. In evaluating Interpretation No. 46, we concluded that we could no longer consolidate CT Convertible Trust I, or the Trust, the entity which had purchased our step up convertible junior subordinated debentures and issued company-obligated, mandatory redeemable, convertible trust common and preferred securities.  In 1998, we had issued the convertible junior subordinated debentures and had purchased the convertible trust common securities.  The consolidation of CT Convertible Trust I resulted in the elimination of both the convertible junior subordinated debentures and the convertible trust common securities with the convertible trust preferred securities being reported on our balance sheet after liabilities but before equity and the related expense being reported on the income statement below income taxes and net of income tax benefits.  After the deconsolidation, we reported the convertible junior subordinated debentures as liabilities and the convertible trust common securities as other assets.  The expense from the payment of interest on the debentures was reported as interest and related expenses on convertible junior subordinated debentures and the income received from our investment in the common securities was reported as a component of interest and related income.  We have elected to restate prior periods for the application of Interpretation 46R.  The restatement was effected by a cumulative type change in accounting principle on January 1, 2002.  There was no change to previously reported net income as a result of such restatement.

As of December 31, 2004, the entire $92.5 million aggregate principal amount of our convertible junior subordinated debentures outstanding at December 31, 2003 had been redeemed or converted into class A common stock.  Certain holders converted $44.9 million of the principal amount due on the convertible junior subordinated debentures in connection with the closing of our public offering of class A common stock on July 28, 2004.  On September 29, 2004, following our issuance of a notice of redemption to be effected on September 30, 2004, holders of $44.9 million principal amount of the convertible junior subordinated debentures outstanding converted the principal amount due thereon into 2.2 million shares of our class A common stock at a conversion price of approximately $21.00 per share.  The remaining $3.0 million of the convertible junior subordinated debentures outstanding were repaid to the Trust and then the Trust redeemed the common securities held by us.

In 2000, we announced an open market share repurchase program under which we may purchase, from time to time, up to 666,667 shares of our class A common stock.  Since that time the authorization has been increased by the board of directors to purchase cumulatively up to 2.4 million shares of class A common stock.  At December 31, 2005 we had 666,339 shares remaining authorized for repurchase under the program.  We did not repurchase any of our common stock during the year ended December 31, 2005.

At December 31, 2005, we had 15,273,447 shares of our class A common stock outstanding.

Investment Management Overview

We operated principally as a balance sheet investor until the start of our investment management business in March 2000 when we entered into a venture with affiliates of Citigroup Alternative Investments to co-sponsor and invest capital in a series of commercial real estate mezzanine investment funds managed by us.  Pursuant to the venture agreement, we have co-sponsored CT Mezzanine Partners I, LLC, or Fund I, Fund II and Fund III, respectively.  We have capitalized costs of $4.6 million, net, from the formation of the venture and the Funds that are being amortized over the remaining anticipated lives of the Funds and the related venture agreement.

Fund I commenced its investment operations in May 2000 with equity capital supplied solely by Citigroup Alternative Investments (75%) and us (25%).  From May 11, 2000 to April 8, 2001, the investment period for the fund, Fund I completed $330 million of total investments in 12 transactions.  On January 31, 2003, we purchased the interest in Fund I held by an affiliate of our co-sponsor, Citigroup Alternative Investments,  LLC, and began consolidating the operations of Fund I in our consolidated financial statements.

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

We and Citigroup Alternative Investments, through our collective ownership of the general partner, are also entitled to receive incentive management fees from Fund II if the return on invested equity is in excess of 10% after all invested capital has been returned.  The Fund II incentive management fees are split equally between Citigroup Alternative Investments and us.  We will pay 25% of our share of the Fund II incentive management fees as long-term incentive compensation to our employees.  During the twelve months ended December 31, 2005, we received $8.0 million in incentive management fees from Fund II.   The amount of incentive fees to be received in the future will depend upon a number of factors, including the level of interest rates and the fund’s ability to generate returns in excess of 10%, which is in turn impacted by the duration and ultimate performance of the fund’s assets.  Potential incentive fees received as Fund II winds down could result in significant additional income from operations in certain periods during which such payments can be recorded as income.  If Fund II’s assets were sold and liabilities were settled on January 1, 2006 at the recorded book value, and the fund’s equity and income were distributed, we would record approximately $2.1 million of additional gross incentive fees.

We do not anticipate making any additional equity contributions to Fund II or its general partner.  Our net investment in Fund II and its general partner at December 31, 2005 was $2.0 million.  As of December 31, 2005, Fund II had six outstanding loans and investments totaling $60.4 million, all of which were performing in accordance with the terms of their agreements.

On June 2, 2003, Fund III effected its initial closing on equity commitments and on August 8, 2003, its final closing, raising a total of $425.0 million in equity commitments.  Our equity commitment was $20.0 million (4.7%) and Citigroup Alternative Investments’ equity commitment was $80.0 million (18.8%), with the balance made by third-party private equity investors.  From the initial closing through December 31, 2005, we have made equity investments in Fund III of $15.9 million.  Through December 31, 2005, Fund III had made loans and investments of approximately $1.2 billon and as of December 31, 2005.

CT Investment Management Co. receives 100% of the base management fees from Fund III calculated at a rate equal to 1.42% per annum of committed capital during Fund III’s two-year investment period, which expired June 2, 2005, and 1.42% of invested capital thereafter.  We and our co-sponsor are also entitled to receive incentive management fees from Fund III if the return on invested equity is in excess of 10% after all invested capital has been returned.  We will receive 62.5% and our co-sponsor will receive 37.5% of the total incentive management fees.  We will distribute a portion of our share (up to 40%) of the Fund III incentive management fees as long-term incentive compensation to our employees. No incentive management fees have been earned from Fund III at December 31, 2005 and as such, no amount of such potential fees has been accrued as income in our financial statements. The amount of incentive fees to be received in the future will depend upon a number of factors, including the level of interest rates and the fund’s ability to generate returns in excess of 10%, which is in turn impacted by the duration and ultimate performance of the fund’s assets.  Potential incentive fees received as Fund III winds down could result in significant additional income from operations in certain periods during which such payments can be recorded as income. If Fund III’s assets were sold and liabilities were settled on January 1, 2006 at the recorded book value, and the fund’s equity and income were distributed, we would record approximately $5.4 million of gross incentive fees.

We do not anticipate making any additional equity contributions to Fund III.  Our net investment in Fund III at December 31, 2005 was $8.3 million.  As of December 31, 2005, Fund III had 15 outstanding loans and investments totaling $460.3 million, all of which were performing in accordance with the terms of their agreements.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

We reported net income of $44.1 million for the year ended December 31, 2005, an increase of $22.1 million or over 100.0% from the net income of $22.0 million for the year ended December 31, 2004.  These increases were primarily the result of an increase in net interest income from loans and other investments (due to both higher levels of aggregate investments and increases in average LIBOR), the receipt of incentive management fees from Fund II, a gain on the sale of our investment in GRO, income from accelerated amortization from early pay-off’s, and the reduction in the cost of debt through the use of CDO financings.  These increases were partially offset by increases in general and administrative expenses associated with Fund II employee incentive management payments, one time charges for third party services, accelerated amortization of capitalized costs associated with the fund management business and increases in tax expense.

Interest and related income from loans and other investments amounted to $86.2 million for the year ended December 31, 2005, an increase of $39.6 million or 85.0% from the $46.6 million amount for the year ended December 31, 2004.  Average interest-earning assets increased from approximately $552.9 million for the year ended December 31, 2004 to approximately $1.1 billion for the year ended December 31, 2005. The average interest rate earned on such assets decreased from 8.40% for the year ended December 31, 2004 to 8.08% for the year ended December 31, 2005. During the year ended December 31, 2005, we recognized $4.0 million in additional income on the early repayment of loans and the applicable acceleration of net premium amortization. The decrease in rates was due primarily to a change in the mix of our investment portfolio to include more lower risk B Notes in 2005 (which generally carry lower interest rates than mezzanine loans) and a general decrease in credit spreads obtained on newly originated investments, partially offset by a higher average LIBOR rate, which increased by 1.89% from 1.50% for the twelve months ended December 31, 2004 to 3.39% for the twelve months ended December 31, 2005.

We utilize our existing collateralized debt obligations and repurchase obligations to finance our interest-earning assets.

Interest and related expenses on secured debt amounted to $37.2 million for the year ended December 31, 2005, an increase of $23.5 million from the $13.7 million amount for the year ended December 31, 2004.  The increase in expense was due to an increase in the amount of average interest-bearing liabilities outstanding from approximately $333.5 million for the year ended December 31, 2004 to approximately $780.9 million for the year ended December 31, 2005 and an increase in the average rate paid on interest-bearing liabilities from 4.10% to 4.70% for the same periods.  The increase in the average rate is substantially due to increases in the average LIBOR rate, partially offset by the use of collateralized debt obligations and more favorable terms under our repurchase obligations.

During 2004, we also utilized the convertible junior subordinated debentures to finance our interest-earning assets, recognizing $6.4 million of expenses related to the convertible junior subordinated debentures. No expense was recorded for the twelve months ended December 31, 2005, as the liability was extinguished in 2004 upon the conversion of one half of the principal amount due on the debentures into common stock on July 28, 2004 and the conversion of the remaining amount due on the debentures into common stock on September 29, 2004.

Other revenues increased $7.8 million from $10.6 million for the twelve months ended December 31, 2004 to $18.4 million for the twelve months ended December 31, 2005.  The increase was primarily due to the sale of an equity investment which resulted in a $5.0 million gain and the receipt of incentive management fees from Fund II of $8.0 million during the twelve months ended December 31, 2005. These items were partially offset by a decrease in base management fees and investment income from Fund II, due to lower levels of investment in 2005 as the fund winds down, and a decrease in base management fees and investment income from Fund III, as Fund III reached the end of its investment period on June 2, 2005 and the base fees are now charged on invested capital as opposed to committed capital.  Furthermore, in connection with the receipt of the incentive management fees, Fund II GP, which is 50% owned by us and is the general partner of Fund II, expensed costs that it had previously capitalized of $2.4 million, of which $1.2 million flowed through to us.

General and administrative expenses increased $6.7 million to $21.9 million for the twelve months ended December 31, 2005 from $15.2 million for the twelve months ended December 31, 2004.  The increase in general and administrative expenses was primarily due to the allocation of Fund II incentive management fees for payment to employees (representing 25% of the total received, or $2.0 million), increases in employee compensation expense from the issuance of additional restricted stock and the annual bonus accrual, due diligence costs of $475,000 from an abandoned corporate acquisition, $282,000 of expenses from the abandonment of a proposed fund and additional expenses related to the services provided under our contract with GRO which began in April 2004.

On at least a quarterly basis, management reevaluates the reserve for possible credit losses based upon our current portfolio of loans. Each loan in our portfolio is evaluated using our proprietary loan risk rating system, which considers loan to value, debt yield, cash flow stability, exit plan, sponsorship, loan structure and any other factors necessary to assess the likelihood of delinquency or default.  If we believe that there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our loan, and this potential loss is multiplied by the likelihood of default.  Based upon our detailed review at December 31, 2004, we concluded that a reserve for possible credit losses was no longer warranted and the reserve was recaptured.  Based upon the changes in conditions of these loans and the evaluations completed on the remainder of the portfolio, we concluded that a reserve for possible credit losses was not warranted at December 31, 2005.

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

At December 31, 2005 and 2004, we were in compliance with all REIT requirements and, as such, have not provided for income tax expense on our REIT taxable income for the years ended December 31, 2005 and 2004.  We also have taxable REIT subsidiaries which are subject to tax at regular corporate rates.  During the year ended December 31, 2005 we recorded $213,000 of income tax expense for income that was attributable to our taxable REIT subsidiaries. During the year ended December 31, 2004, we recorded an income tax benefit resulting from losses generated by our taxable REIT subsidiary of $451,000.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

We reported net income of $22.0 million for the year ended December 31, 2004, an increase of $8.5 million from the net income of $13.5 million for the year ended December 31, 2003.  These increases were primarily the result of an increase in net interest income from loans and other investments.  In 2004, we raised significant new capital, increased interest earning assets by $442.0 million, and financed our business more efficiently through the CDO I transaction.  As a result, debt costs as a percentage of interest income have decreased.  The significance of the more efficient financing is further demonstrated when $2.8 million of prepayment penalties which were collected in 2003 are eliminated from interest income for comparison purposes.

Interest and related income from loans and other investments amounted to $46.6 million for the year ended December 31, 2004, an increase of $8.0 million from the $38.5 million amount for the year ended December 31, 2003.  Average interest-earning assets increased from approximately $359.5 million for the year ended December 31, 2003 to approximately $552.9 million for the year ended December 31, 2004. The average interest rate earned on such assets decreased from 10.7% for the year ended December 31, 2003 to 8.4% for the year ended December 31, 2004.  During the year ended December 31, 2003, we recognized $2.8 million in additional income on the early repayment of loans.  Without this additional interest income, the average earning rate for the 2003 year would have been 9.9%.  The decrease in rates that occurred was due to the repayment of two fixed rates loans (which earned interest at rates in excess of the portfolio average), a change in the mix of our investment portfolio to include lower risk B Notes in 2004 (which generally carry lower interest rates than mezzanine loans) and a general decrease in spreads being obtained on newly originated investments, partially offset by a higher average LIBOR rate, which increased by 0.3% to 1.5% for the 2004 year.

We utilize our existing credit facility, collateralized debt obligations and repurchase obligations to finance our interest-earning assets.

Interest and related expenses on secured debt amounted to $13.7 million for the year ended December 31, 2004, an increase of $3.9 million from the $9.8 million amount for the year ended December 31, 2003.  The increase in expense was due to an increase in the amount of average interest-bearing liabilities outstanding from approximately $193.8 million for the year ended December 31, 2003 to approximately $333.5 million for the year ended December 31, 2004, offset partially by a decrease in the average rate paid on interest-bearing liabilities from 5.1% to 4.1% for the same periods.  The decrease in the average rate is substantially due to the use of collateralized debt obligations to finance a large portion of the portfolio at lower rates than the credit facility and term redeemable securities contract, partially offset by the increase in average LIBOR.

We also utilized the convertible junior subordinated debentures to finance our interest-earning assets.  During the year ended December 31, 2004 and 2003, we recognized $6.4 million and $9.7 million, respectively, of expenses related to the convertible junior subordinated debentures.  The decrease results from the conversion of one half of the principal amount due on the debentures into common stock on July 28, 2004 and the conversion of the remaining debentures into common stock on September 29, 2004.

Other revenues increased $1.0 million from $9.6 million for the year ended December 31, 2003 to $10.6 million for the year ended December 31, 2004.  The increase is primarily due to the receipt of management fees from Fund III for the full year in 2004 as compared to the receipt of fees for only part of the year in 2003, as Fund III commenced its investment period in June 2003.  The increase also resulted from an increase in earnings from our equity investment in Fund III and the recognition of a $300,000 gain on the sale of available-for-sale securities.  This was partially offset by a decrease in the management fees from Fund II, due to lower levels of investment in 2004 as the fund winds down.

General and administrative expenses increased $1.9 million to $15.2 million for the year ended December 31, 2004 from $13.3 million for the year ended December 31, 2003.  The increase in general and administrative expenses was primarily due to increases in employee compensation and benefits, internal control documentation and testing costs in excess of $500,000, and additional expenses related to the services provided under the GRO contract, offset by reduced legal costs.

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

At December 31, 2004 our CMBS investments were carried as available for sale, and were therefore valued at their estimated fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income/(loss) in shareholders’ equity, unless an other-than-temporary impairment is deemed to have occurred.  During the fourth quarter of 2004, changes in our expected cash flow on two of our CMBS investments resulted in our concluding that these CMBS had incurred other-than-temporary impairment and as a result, we recorded a charge of $5.9 million through the income statement to record these investments at the current market value.  We expect a full recovery from our other securities and did not recognize any other-than-temporary impairment on the remaining CMBS investments.

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

Liquidity and Capital Resources

At December 31, 2005, we had $25.0 million in cash, $1.3 million in restricted cash and $89.0 million of immediately available liquidity from our repurchase obligations.  Our primary sources of liquidity for 2006 are expected to be cash on hand, cash generated from operations, principal and interest payments received on loans and investments, additional borrowings through trust preferred and CDO issuances and under our repurchase obligations and issuances of common equity and other related instruments. We also believe these sources of capital will be adequate to meet our near term cash requirements in 2006.  We expect that during 2006, we will use a significant amount of our available capital resources to originate or purchase new loans and investments for our balance sheet.  We intend to continue to employ leverage on our balance sheet assets to enhance our return on equity.

We experienced a net increase in cash of $391,000 during the year ended December 31, 2005, compared to a net increase in cash of $15.8 million during the year ended December 31, 2004.  Cash provided by operating activities during the year ended December 31, 2005 was $50.8 million, compared to $22.0 million during the same period of 2004.  For the year ended December 31, 2005, cash used in investing activities was $663.0 million, compared to $419.1 million during the same period in 2004.  The change was primarily due to our increased loan and investment originations partially offset by increased levels of principal collections when comparing 2005 to 2004.  For the year ended December 31, 2005, cash provided by financing activities was $612.6 million as compared to $413.0 million during the same period in 2004.  We financed the new investment activity with additional borrowings under our repurchase obligations and through the issuance of CDOs.

At December 31, 2005, we had outstanding borrowings under our collateralized debt obligations of $823.7 million and outstanding repurchase obligations totaling $369.8 million.  The terms of these agreements are described in Note 7 of the consolidated financial statements.  At December 31, 2005, we had pledged assets that enable us to borrow an additional $89.0 million and had unpledged assets of $15.6 million, which when pledged will generate approximately $12.1 million of additional liquidity.   We had $454.1 million of credit available for the financing of new and existing unpledged assets pursuant to these sources of financing.  Additional liquidity will be generated when assets that are currently pledged under repurchase obligations are contributed to our CDO’s.  CDOs generally have higher borrowing advance rates than corresponding repurchase obligations. At December 31, 2005, we had additional liquidity of  $1.3 million in our CDO’s in the form of restricted cash.

The following table sets forth information about our contractual obligations as of December 31, 2005:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-Term Debt Obligations
Repurchase obligations	$369,751	$144,626	$186,620	$38,505	$—
Collateralized debt obligations	821,245	—	89,437	303,607	428,201
Operating Lease Obligations	2,438	975	1,463	—	—
Total (1)	$1,193,434	$145,601	$277,520	$342,112	$428,201

(1)          We are also subject to interest rate swaps for which we can not estimate future payments due.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Impact of Inflation

Our operating results depend in part on the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities.  Changes in the general level of interest rates prevailing in the economy in response to changes in the rate of inflation or otherwise can affect our income by affecting the spread between our interest-earning assets and interest-bearing liabilities, as well as, among other things, the value of our interest-earning assets.  Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control.  We employ the use of correlated hedging strategies to limit the effects of changes in interest rates on our operations, including engaging in interest rate swaps to minimize our exposure to changes in interest rates.  There can be no assurance that we will be able to adequately protect against the foregoing risks or that we will ultimately realize an economic benefit from any hedging contract into which we enter.

Critical Accounting Policies

Changes in management judgment, estimates and assumptions could have a material effect on our consolidated financial statements.  Management has the obligation to ensure that its policies and methodologies are in accordance with generally accepted accounting principles.  During 2005, management reviewed and evaluated its critical accounting policies and believes them to be appropriate.  Our accounting policies are described in Note 2 to our consolidated financial statements.  The following is a summary of our accounting policies that we believe are the most affected by management judgments, estimates and assumptions:

Commercial Mortgage-Backed Securities (“CMBS”)

On August 4, 2005, pursuant to the provisions of Statement of Financial Accounting Standard No. 115, or SFAS 115, we made a decision to change the accounting classification of our CMBS investments from available for sale to held to maturity.  In accordance with this decision, CMBS with an amortized cost of $410.1 million and a market value of $422.3 million were reclassified from available for sale to held to maturity.  As was the case prior to this reclassification, the difference between amortized cost and expected recovery on these investments will continue to be accreted through the income statement using the level yield method accretion schedules in place prior to the reclassification.  The difference between amortized cost and market value as of the reclassification date, $12.2 million, was segregated within accumulated other comprehensive income and will be amortized over the remaining life of the securities using the level yield method without impact to the income statement.  We made the decision to reclassify these investments based upon our intent and ability to hold these investments to maturity.  Going forward, new originations of held to maturity investments will be stated at cost plus the amortization of any premiums or discounts and any premiums or discounts will be amortized through the income statement using the level yield method.  Other than in the instance of impairment, these held to maturity investments will be shown in our financial statements at their adjusted values pursuant to the methodology described above.

We may from time to time invest in commercial mortgage-backed securities and certain other securities which may be classified as available-for-sale.  Available-for-sale securities are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income/(loss) in shareholders’ equity.  Many of these investments are relatively illiquid and management must estimate their values.  In making these estimates, management utilizes market prices provided by dealers who make markets in these securities, but may, under certain circumstances, adjust these valuations based on management’s judgment.  Changes in the valuations do not affect our reported income or cash flows, but impact shareholders’ equity and, accordingly, book value per share.

We account for CMBS under Emerging Issues Task Force 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”.  Under Emerging Issues Task Force 99-20, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience and the present value of the revised cash flows using the current expected yield is less than the present value of the previously estimated remaining cash flows, adjusted for cash receipts during the intervening period, an other-than-temporary impairment is deemed to have occurred.  Accordingly, the security is written down to fair value with the resulting change being included in income and a new cost basis established with the original discount or premium written off when the new cost basis is established.  In accordance with this guidance, on a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, we calculate a revised yield based on the current amortized cost of the investment, including any other-than-temporary impairments recognized to date, and the revised cash flows.  The revised yield is then applied prospectively to recognize interest income.

Management must also assess whether unrealized losses on securities reflect a decline in value that is other than temporary, and, accordingly, write the impaired security down to its fair value, through a charge to earnings.  We have assessed our securities to first determine whether there is an indication of possible other-than-temporary impairment and then where an indication exists to determine if other-than-temporary impairment did in fact exist.  Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectibility of the principal and interest, net of related expenses, on the underlying loans.

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

Quarterly, management reevaluates the reserve for possible credit losses based upon our current portfolio of loans. Each loan in our portfolio is evaluated using our loan risk rating system which considers loan to value, debt yield, cash flow stability, exit plan, loans sponsorship, the loan structure and any other factors necessary to assess the likelihood of delinquency or default.  If we believe that there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our loan, and this potential loss is multiplied by the default likelihood.  A detailed review of the entire portfolio was completed at December 31, 2005 and certain loans that we previously had specific concerns about were either repaid or the conditions which caused the concern were eliminated.  Based upon the changes in conditions of these loans and the evaluations completed on the remainder of the portfolio, we concluded that a reserve for possible credit losses was not warranted.

Repurchase Obligations

In certain circumstances, we have financed the purchase of investments from counterparty through a repurchase agreement with that same counterparty.  We currently record these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under any repurchase agreement as a liability on our consolidated balance sheet.  Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated income statement.  There is discussion, based upon a technical interpretation of SFAS 140, that these transactions will not qualify as a purchase by us.  We believe, and it is industry practice, that it is accounting for these transactions in an appropriate manner, however, if these investments do not qualify as a purchase under SFAS 140, we would be required to present the net investment on its balance sheet together with an embedded derivative with the corresponding change in fair value of the derivative being recorded in the income statement.  The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty.  Furthermore, hedge instruments related to these assets and liabilities, currently deemed effective, may no longer be effective and may have to be accounted for as non-hedge derivatives.  As of December 31, 2005 we had entered into eight such transactions, with a book value of the associated assets of $189.3 million financed with repurchase obligations of $118.2 million.  As of December 31, 2004, we had entered into four such transactions, with a book value of the associated assets of $38.9 million financed with repurchase obligations of $25.8 million.  Adoption of the aforementioned treatment would result in a reduction in total assets and liabilities on our consolidated balance sheet of $71.1 million and $13.1 million at December 31, 2005 and 2004, respectively.

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

We account for incentive fees we can potentially earn from the Funds in accordance with Method 1 of Emerging Issues Task Force Topic D-96. Under Method 1, no incentive income is recorded until all contingencies have been eliminated.  Method 1 is the preferred method as it eliminates the potential that revenue will be recognized in one quarter and reversed in a future quarter. Incentive income received prior to that date is recorded as unearned income (a liability). During the year ended December 31, 2005 we received $8.0 million in incentive management fees from Fund II, which have been reflected in our consolidated statements of operations. No incentive management fees have been earned from Fund III at December 31, 2005 and as such, no amount of such potential fees has been accrued as income in our financial statements. The amount of incentive fees to be received in the future will depend upon a number of factors, including the level of interest rates and the fund’s ability to generate returns in excess of 10%, which is in turn impacted by the duration and ultimate performance of the fund’s assets.  Potential incentive fees received as Funds wind down could result in significant additional income from operations in certain periods during which such payments can be recorded as income.  If Fund II’s and Fund III’s assets were sold and liabilities were settled on January 1, 2006 at the recorded book value, and the fund’s equity and income were distributed, we would record approximately $2.1 million and $5.4 million of gross incentive fees from Fund II and Fund III, respectively.

Accounting for Stock-Based Compensation

We comply with the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”.  Statement of Financial Accounting Standards No. 123 encourages the adoption of a new fair-value based accounting method for employee stock-based compensation plans.  Statement of Financial Accounting Standards No. 123 also permits companies to continue accounting for stock-based compensation plans as prescribed by Accounting Principles Board Opinion No. 25.  However, companies electing to continue accounting for stock-based compensation plans under Accounting Principles Board Opinion No. 25 must make pro forma disclosures as if they adopted the cost recognition requirements under Statement of Financial Accounting Standards No. 123.

Through December 31, 2003, we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25.  Accordingly, no compensation cost has been recognized for the years ended December 31, 2003 and 2002 for awards under our stock plans in the accompanying consolidated statements of operations as the exercise price of the stock options granted thereunder equaled the market price of the underlying stock on the date of the grant.  During the fourth quarter of 2004, we elected to adopt the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 using the modified prospective method provided in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  Under the modified prospective method, we recognized stock-based employee compensation costs based upon the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 effective January 1, 2004.  Compensation expense is recognized on the accelerated attribution method under Financial Accounting Standards Board Interpretation No. 28.

Risk Management and Financial Instruments

We utilize derivative financial instruments as a means to help to manage our interest rate risk exposure on a portion of our variable rate debt obligations, through the use of cash flow hedges.  The instruments utilized are generally pay-fixed swaps which are widely used in the industry and typically entered into with major financial institutions.  Our accounting policies generally reflect these instruments at their fair value with unrealized changes in fair value reflected in “Accumulated other comprehensive income” on our consolidated balance sheets.  Realized effects on cash flows are generally recognized currently in income.

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

New Accounting Standard

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, which is a revision of Statement of Financial Accounting Standards No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. Statement of Financial Accounting

Standards No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of Statement of Financial Accounting Standards No. 123. As we have adopted Statement of Financial Accounting Standards No. No. 123 effective January 1, 2004, we do not believe that adoption of SFAS 123(R) will have a material impact on our future financial results.

Item 7A.                                                  Quantitative and Qualitative Disclosures about Market Risk

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

Our loans and investments, including our fund investments, are also subject to credit risk.  The ultimate performance and value of our loans and investments depends upon the owner’s ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us.  To monitor this risk, our asset management team is in constant contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.

The following table provides information about our financial instruments that are sensitive to changes in interest rates at December 31, 2005.  For financial assets and debt obligations, the table presents cash flows to the expected maturity and weighted average interest rates based upon the current carrying values.  For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates.  Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.  Weighted average variable rates are based on rates in effect as of the reporting date.

	Expected Maturity Dates
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(dollars in thousands)
Assets:
CMBS
Fixed Rate	$—	$7,533	$4,716	$6,403	$8,189	$360,966	$387,808	$382,878
Average interest rate	—	6.97%	6.96%	6.96%	6.95%	6.58%	6.83%

Variable Rate	$6,374	$29,752	$59,831	$7,658	$—	$3,051	$106,666	$105,474
Average interest rate	6.83%	6.72%	6.86%	7.15%	—	7.79%	6.89%

Loans receivable
Fixed Rate	$1,055	$8,050	$60,425	$775	$873	$97,755	$168,933	$171,855
Average interest rate	8.64%	8.65%	8.09%	7.40%	7.40%	7.16%	7.74%

Variable Rate	$335,356	$250,681	$86,368	$48,406	$106,369	—	$827,180	$826,815
Average interest rate	8.03%	8.04%	8.05%	8.19%	6.55%	—	7.99%

Total Return Swap
Variable Rate	$4,000	—	—	—	—	—	$4,000	$4,000
Average interest rate	18.14%	—	—	—	—	—	18.14%

Interest rate swaps
Notional amounts	$398	$18,194	$1,240	$29,681	$5,602	$128,578	$183,693	$2,273
Average fixed pay rate	3.80%	4.29%	4.55%	4.58%	4.80%	4.55%	4.53%
Average variable receive rate	4.39%	4.39%	4.39%	4.39%	4.39%	4.39%	4.39%

Liabilities:
Repurchase obligations
Variable Rate	$144,626	$20,826	$165,794	—	—	$38,505	$369,751	$369,751
Average interest rate	5.24%	5.39%	5.39%	—	—	5.39%	5.33%

CDO’s
Fixed Rate	—	$5,000	$3,419	$2,864	$2,325	$255,946	$269,554	$267,715
Average interest rate	—	5.09%	5.09%	5.09%	5.09%	5.22%	5.22%
Variable Rate	—	—	$81,018	$162,037	$136,381	$172,255	$551,691	$551,691
Average interest rate	—	—	4.72%	5.07%	4.80%	5.03%	4.94%

Item 8.                                                           Financial Statements and Supplementary Data

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-40.  See accompanying Index to the Consolidated Financial Statements on page F-1.  The supplementary financial data required by Item 302 of Regulation S-K appears in Note 20 to the consolidated financial statements.

Item 9.                                                           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                                                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting, which appears on page F-3, is incorporated herein by reference.

Changes in Internal Controls

There have been no significant changes in our “internal control over financial reporting” (as defined in rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.                                                  Other Information

None

PART III

Item 10.                                                    Directors and Executive Officers of the Registrant

The information required by Items 401, 405 and 406 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2006 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 11.                                                    Executive Compensation

The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2006 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2006 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 13.                                                    Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2006 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 14.                                                    Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2006 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15.                                                    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)	Financial Statements

See the accompanying Index to Financial Statement Schedule on page F-1.

(a) (2)	Consolidated Financial Statement Schedules

See the accompanying Index to Financial Statement Schedule on page F-1.

(a) (3)	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Charter of the Capital Trust, Inc. (filed as Exhibit 3.1.a to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on April 2, 2003 and incorporated herein by reference).

3.2

Amended and Restated By-Laws of Capital Trust, Inc. (filed as Exhibit 3.2 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on January 29, 1999 and incorporated herein by reference).

3.3

First Amendment to Amended and Restated Bylaws of Capital Trust, Inc. (filed as Exhibit 3.2 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on August 16, 2004 and incorporated herein by reference).

+ 10.1

Capital Trust, Inc. Second Amended and Restated 1997 Long-Term Incentive Stock Plan (the “1997 Plan”) (filed as Exhibit 10.1 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

+ 10.2

Capital Trust, Inc. Amended and Restated 1997 Non-Employee Director Stock Plan (filed as Exhibit 10.2 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on January 29, 1999 and incorporated herein by reference) (the “1997 Director Plan”).

+ 10.3

Capital Trust, Inc. 1998 Employee Stock Purchase Plan (filed as Exhibit 10.3 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on January 29, 1999 and incorporated herein by reference).

+ 10.4

Capital Trust, Inc. 1998 Non-Employee Stock Purchase Plan (filed as Exhibit 10.4 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on January 29, 1999 and incorporated herein by reference).

+ 10.5

Capital Trust, Inc. Amended and Restated 2004 Long-Term Incentive Plan (the “2004 Plan”) (filed as Exhibit 10.5 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

+ 10.6

Form of Award Agreement granting Restricted Shares and Performance Units under the 2004 Plan (filed as Exhibit 99.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on February 10, 2005 and incorporated herein by reference).

+ 10.7

Form of Award Agreement granting Performance Units under the 2004 Plan (filed as Exhibit 10.7 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

+ 10.8

Form of Award Agreement granting Performance Units under the 2004 Plan (filed as Exhibit 10.8 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

+ 10.9

Form of Award Agreement granting Performance Units under the 2004 Plan (filed as Exhibit 10.9 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

+ 10.10

Form of Stock Option Award Agreement under the 2004 Plan (filed as Exhibit 10.10 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

+ 10.11

Form of Restricted Share Award Agreement under the 2004 Plan (filed as Exhibit 10.11 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

+ 10.12

Deferral and Distribution Election Form for Restricted Share Award Agreement under the 2004 Plan (filed as Exhibit 10.12 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

+ 10.13

Form of Restricted Share Unit Award Agreement under the 2004 Plan (filed as Exhibit 10.13 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

+ 10.14

Deferral and Distribution Election Form for Restricted Share Unit Award Agreement under the 2004 Plan (filed as Exhibit 10.14 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

+ 10.15

Deferred Share Unit Program Election Forms under the 2004 Plan (filed as Exhibit 10.15 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

+ 10.16

Director Retainer Deferral Election Form for Stock Units under the 1997 Plan. (filed as Exhibit 10.16 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

+10.17

Form of Award Agreement granting Performance Awards under the Company’s Amended and Restated 2004 Long-Term Incentive Plan (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 4, 2005 and incorporated herein by reference).

+10.18

Employment Agreement, dated as of February 24, 2004, by and between Capital Trust, Inc. and CT Investment Management Co., LLC and John R. Klopp (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 12, 2004 and incorporated herein by reference).

• + 10.19	Employment Agreement, dated as of December 28, 2005, by and between Capital Trust, Inc. and Stephen D. Plavin.

+10.20

Termination Agreement, dated as of December 29, 2000, by and between Capital Trust, Inc. and Craig M. Hatkoff (filed as Exhibit 10.9 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference).

+10.21

Transition Agreement dated May 26, 2005, by and between the Company and Brian H. Oswald (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14788) filed on May 27, 2005 and incorporated herein by reference).

+10.22

Consulting Services Agreement, dated as of January 1, 2003, by and between CT Investment Management Co., LLC and Craig M. Hatkoff. (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 6, 2003 and incorporated herein by reference).

10.23

Agreement of Lease dated as of May 3, 2000, between 410 Park Avenue Associates, L.P., owner, and Capital Trust, Inc., tenant (filed as Exhibit 10.11 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference).

10.24.a

Amended and Restated Master Loan and Security Agreement, dated as of June 27, 2003, between Capital Trust, Inc., CT Mezzanine Partners I LLC and Morgan Stanley Mortgage Capital Inc. (filed as Exhibit 10.4 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 6, 2003 and incorporated herein by reference).

10.24.b

Joinder and Amendment, dated as of July 20, 2004, among Capital Trust, Inc., CT Mezzanine Partners I LLC, CT RE CDO 2004-1 Sub, LLC and Morgan Stanley Mortgage Capital Inc. (filed as Exhibit 10.21.b to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

10.25

Master Repurchase Agreement, dated as of July 29, 2005, by and between the Company and Morgan Stanley Bank (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 1, 2005 and incorporated herein by reference).

10.26.a

Master Repurchase Agreement, dated as of July 29, 2005, by and among the Company, CT RE CDO 2004-1 Sub, LLC, CT RE CDO 2005-1 Sub, LLC and Morgan Stanley Bank (filed as Exhibit 10.2 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 1, 2005 and incorporated herein by reference).

10.26.b

Amendment No. 1 to the Master Repurchase Agreement, dated as of November 4, 2005, by and among Capital Trust, Inc., CT RE CDO 2004-1 Sub, LLC, CT RE CDO 2005-1 Sub, LLC and Morgan Stanley Bank (filed as Exhibit 10.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on November 9, 2005 and incorporated herein by reference).

10.27.a

Master Repurchase Agreement, dated as of May 28, 2003, between Goldman Sachs Mortgage Company and Capital Trust, Inc. (filed as Exhibit 10.2 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 6, 2003 and incorporated herein by reference).

10.27.b

First Amendment to the Master Repurchase Agreement, dated as of August 26, 2003, between Goldman Sachs Mortgage Company and Capital Trust, Inc. (filed as Exhibit 10.3 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 6, 2003 and incorporated herein by reference).

10.27.c

Second Amendment to Master Repurchase Agreement, dated as of June 1, 2004, by and between Goldman Sachs Mortgage Company, Commerzbank AG, New York Branch and Capital Trust, Inc. (filed as Exhibit 10.3 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on August 16, 2004 and incorporated herein by reference).

10.27.d

Third Amendment to Master Repurchase Agreement, dated as of November 14, 2004, by and among Goldman Sachs Mortgage Company, Commerzbank AG, New York Branch and Capital Trust, Inc. (filed as Exhibit 10.22.d to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

10.27.e

Fourth Amendment to Master Repurchase Agreement, dated as of February 28, 2005, by and among Goldman Sachs Mortgage Company, Commerzbank AG, New York Branch and Capital Trust, Inc. (filed as Exhibit 10.22.e to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

10.28

Master Loan Repurchase Facility, dated as of August 17, 2004, by and between Goldman Sachs Mortgage Company and Capital Trust, Inc. (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 3, 2004 and incorporated herein by reference).

10.29.a

Master Repurchase Agreement, dated as of February 19, 2002, by and between Liquid Funding, Ltd. and CT LF Funding Corp. (filed as Exhibit 10.24.a to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

10.29.b

Terms Annex, dated March 1, 2005, by and between Liquid Funding, Ltd. and CT LF Funding Corp. (filed as Exhibit 10.24.b to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

10.30

Master Repurchase Agreement, dated as of March 4, 2005, by and among Capital Trust, Inc., Bank of America, N.A. and Banc of America Securities LLC. (filed as Exhibit 10.25 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

• 10.31.a	Amended and Restated Master Repurchase Agreement, dated as of February 15, 2006, by and among Bear, Stearns Funding, Inc., Capital Trust, Inc. and CT BSI Funding Corp.

• 10.31.b	Letter agreement, dated as of February 15, 2006, by and among Bear, Stearns Funding, Inc., Capital Trust, Inc. and CT BSI Funding Corp.

• 10.32.a	Amended and Restated Master Repurchase Agreement, dated as of February 15, 2006, by and among Bear, Stearns International Limited, Capital Trust, Inc. and CT BSI Funding Corp.

• 10.32.b	Letter agreement, dated as of February 15, 2006, by and among Bear, Stearns International Limited, Capital Trust, Inc. and CT BSI Funding Corp.

10.33

Limited Liability Company Agreement of CT MP II LLC, by and among Travelers General Real Estate Mezzanine Investments II, LLC and CT-F2-GP, LLC, dated as of March 8, 2000 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

10.34

Venture Agreement amongst Travelers Limited Real Estate Mezzanine Investments I, LLC, Travelers General Real Estate Mezzanine Investments II, LLC, Travelers Limited Real Estate Mezzanine Investments II, LLC, CT-F1, LLC, CT-F2-GP, LLC, CT-F2-LP, LLC, CT Investment Management Co., LLC and Capital Trust, Inc., dated as of March 8, 2000 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

10.35

Guaranty of Payment, by Capital Trust, Inc. in favor of Travelers Limited Real Estate Mezzanine Investments I, LLC, Travelers General Real Estate Mezzanine Investments II, LLC and Travelers Limited Real Estate Mezzanine Investments II, LLC, dated as of March 8, 2000 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

10.36

Guaranty of Payment, by The Travelers Insurance Company in favor of Capital Trust, Inc., CT-F1, LLC, CT-F2-GP, LLC, CT-F2-LP, LLC and CT Investment Management Co., LLC, dated as of March 8, 2000 (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

• 10.37	Amended and Restated Investment Management Agreement, dated as of April 9, 2001, by and among CT Investment Management Co. LLC, CT MP II LLC and CT Mezzanine Partners II LP.

10.38

Registration Rights Agreement, dated as of July 28, 1998, among Capital Trust, Vornado Realty L.P., EOP Limited Partnership, Mellon Bank N.A., as trustee for General Motors Hourly-Rate Employes Pension Trust, and Mellon Bank N.A., as trustee for General Motors Salaried Employes Pension Trust (filed as Exhibit 10.2 to Capital Trust’s Current Report on Form 8-K (File No. 1-8063) filed on August 6, 1998 and incorporated herein by reference).

10.39

Registration Rights Agreement, dated as of February 7, 2003, by and between Capital Trust, Inc. and Stichting Pensioenfonds ABP (filed as Exhibit 10.24 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 28, 2003 and incorporated herein by reference).

10.40

Registration Rights Agreement, dated as of June 18, 2003, by and among Capital Trust, Inc. and the parties named therein (filed as Exhibit 10.2 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 12, 2004 and incorporated herein by reference).

10.41

Securities Purchase Agreement, dated as of May 11, 2004, by and among Capital Trust, Inc. W. R. Berkley Corporation and certain shareholders of Capital Trust, Inc. (filed as Exhibit 10.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on May 11, 2004 and incorporated herein by reference).

10.42

Registration Rights Agreement dated as of May 11, 2004, by and among Capital Trust, Inc. and W. R. Berkley Corporation (filed as Exhibit 10.2 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on May 11, 2004 and incorporated herein by reference).

11.1

Statements regarding Computation of Earnings per Share (Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 10 to the consolidated financial statements contained in this report).

•14.1	Capital Trust, Inc. Code of Business Conduct and Ethics

•21.1	Subsidiaries of Capital Trust, Inc.

•23.1	Consent of Ernst & Young LLP

•31.1	Certification of John R. Klopp, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•31.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•32.1	Certification of John R. Klopp, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•32.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                                         Represents a management contract or compensatory plan or arrangement.

•                                          Filed  herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 9, 2006	/s/ John R. Klopp
Date	John R. Klopp Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 9, 2006	/s/ Samuel Zell
Date	Samuel Zell Chairman of the Board of Directors

March 9, 2006	/s/ John R. Klopp
Date	John R. Klopp Chief Executive Officer and Director

March 9, 2006	/s/ Geoffrey G. Jervis
Date	Geoffrey G. Jervis Chief Financial Officer

March 9, 2006	/s/ Thomas E. Dobrowski
Date	Thomas E. Dobrowski, Director

March 9, 2006	/s/ Martin L. Edelman
Date	Martin L. Edelman, Director

March 9, 2006	/s/ Craig M. Hatkoff
Date	Craig M. Hatkoff, Director

March 9, 2006	/s/ Edward S. Hyman
Date	Henry N. Nassau, Director

March 9, 2006	/s/ Henry N. Nassau
Date	Henry N. Nassau, Director

March 9, 2006	/s/ Joshua A. Polan
Date	Joshua A. Polan, Director

March 9, 2006	/s/ Lynne B. Sagalyn
Date	Lynne B. Sagalyn, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Capital Trust, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Capital Trust, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of the Company and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY
March 9, 2006

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2005 based on the criteria in Internal Control-Integrated Framework issued by COSO.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated:  March 9, 2006

John R. Klopp	Geoffrey G. Jervis
President and Chief Executive Officer	Chief Financial Officer

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL
STATEMENTS

Capital Trust, Inc.’s management is responsible for the integrity and objectivity of all financial information included in this Annual Report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements include amounts that are based on the best estimates and judgments of management. All financial information in this Annual Report is consistent with that in the consolidated financial statements.

Ernst & Young LLP, an independent registered public accounting firm, has audited these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and have expressed herein their unqualified opinion on those financial statements.

The Audit Committee of the Board of Directors, which oversees Capital Trust, Inc.’s financial reporting process on behalf of the Board of Directors, is composed entirely of independent directors (as defined by the New York Stock Exchange). The Audit Committee meets periodically with management, the independent accountants, and the internal auditors to review matters relating to the Company’s financial statements and financial reporting process, annual financial statement audit, engagement of independent accountants, internal audit function, system of internal controls, and legal compliance and ethics programs as established by Capital Trust, Inc.’s management and the Board of Directors. The internal auditors and the independent accountants periodically meet alone with the Audit Committee and have access to the Audit Committee at any time.

Dated:  March 9, 2006

John R. Klopp	Geoffrey G. Jervis
President and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

The Board of Directors and Shareholders of Capital Trust, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Capital Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements and Schedules.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, in 2004 the Company changed its method of accounting for stock based compensation.

As discussed in Note 2 to the consolidated financial statements, in 2004 the Company adopted Financial Accounting Standards Board Interpretation No. 46 (R), “Consolidation of Variable Interest Entities an interpretation of ARB No. 51.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 9, 2006

Capital Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2005 and 2004

(in thousands, except per share data)

	2005	2004
Assets

Cash and cash equivalents	$24,974	$24,583
Restricted cash	1,264	611
Commercial mortgage-backed securities	487,970	247,765
Loans receivable	990,142	556,164
Total return swap	4,000	—
Equity investment in CT Mezzanine Partners I LLC (“Fund I”), CT Mezzanine Partners II LP (“Fund II”), CT MP II LLC (“Fund II GP”) and CT Mezzanine Partners III, Inc. (“Fund III”) (together “Funds”)	14,301	21,376
Deposits and other receivables	5,679	10,282
Accrued interest receivable	9,437	4,029
Interest rate hedge assets	2,273	194
Deferred income taxes	3,979	5,623
Prepaid and other assets	13,511	7,139
Total assets	$1,557,530	$877,766

Liabilities and Shareholders’ Equity

Liabilities:
Accounts payable and accrued expenses	$24,957	$17,388
Credit facility	—	65,176
Repurchase obligations	369,751	225,091
Collateralized debt obligations (“CDOs”)	823,744	252,778
Deferred origination fees and other revenue	228	836
Total liabilities	1,218,680	561,269

Shareholders’ equity:
Class A common stock, $0.01 par value, 100,000 shares authorized, 14,870 and 14,769 shares issued and outstanding at December 31, 2005 and 2004, respectively (“class A common stock”)	149	148
Restricted class A common stock, $0.01 par value, 404 and 283 shares issued and outstanding at December 31, 2005 and 2004, respectively (“restricted class A common stock” and together with class A common stock, “common stock”)	4	3
Additional paid-in capital	326,299	321,937
Accumulated other comprehensive gain	14,879	3,815
Accumulated deficit	(2,481)	(9,406)
Total shareholders’ equity	338,850	316,497

Total liabilities and shareholders’ equity	$1,557,530	$877,766

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands, except per share data)

		2005	2004	2003
Income from loans and other investments:
Interest and related income		$86,200	$46,561	$38,524
Less:	Interest and related expenses	(37,229)	(13,724)	(9,845)
Less:	Interest and related expenses on step up convertible junior subordinated debentures	—	(6,417)	(9,730)
Income from loans and other investments, net		48,971	26,420	18,949

Other revenues:
Management and advisory fees from affiliated Funds managed		13,124	7,853	8,020
(Loss)/income from equity investments in Funds		(222)	2,407	1,526
Gain on sales of investments		4,951	300	—
Special servicing fees		—	10	—
Other interest income		553	78	53
Total other revenues		18,406	10,648	9,599

Other expenses:
General and administrative		21,939	15,229	13,320
Depreciation and amortization		1,114	1,100	1,057
Unrealized loss on available-for-sale securities for other-than-temporary impairment		—	5,886	—
Recapture of allowance for possible credit losses		—	(6,672)	—
Total other expenses		23,053	15,543	14,377

Income before income taxes		44,324	21,525	14,171
Income tax expense/(benefit)		213	(451)	646
Net income		$44,111	$21,976	$13,525

Per share information:
Net earnings per share of common stock
Basic		$2.92	$2.17	$2.27
Diluted		$2.88	$2.14	$2.23
Dividends declared per share of common stock		$2.45	$1.85	$1.80
Weighted average shares of common stock outstanding
Basic		15,124,187	10,141,380	5,946,718
Diluted		15,335,914	10,276,886	10,287,721

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	Comprehensive Income/(Loss)	Class A Common Stock	Restricted Class A Common Stock	Additional Paid-In Capital	Unearned Compensation	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total
Balance at December 31, 2002		54	1	126,919	(320)	(28,988)	(13,610)	84,056
Net income	$13,525	—	—	—	—	—	13,525	13,525
Unrealized gain on derivative financial instruments, net of related income taxes	1,990	—	—	—	—	1,990	—	1,990
Unrealized loss on available-for-sale securities, net of related income taxes	(6,882)	—	—	—	—	(6,882)	—	(6,882)
Issuance of restricted class A common stock	—	—	—	356	(356)	—	—	—
Restricted class A common stock earned	—	—	—	—	237	—	—	237
Sale of shares of class A common stock under stock option agreement	—	—	—	281	—	—	—	281
Cancellation of restricted class A common stock	—	—	—	(192)	192	—	—	—
Vesting of restricted class A common stock to unrestricted class A common stock	—	1	(1)	—	—	—	—	—
Repurchase and retirement of shares of class A common stock previously outstanding	—	(1)	—	(946)	—	—	—	(947)
Repurchase of warrants to purchase shares of class A common stock	—	—	—	(2,132)	—	—	—	(2,132)
Dividends declared on class A common stock	—	—	—	—	—	—	(11,238)	(11,238)
Shares redeemed in one for three reverse stock split	—	—	—	(8)	—	—	—	(8)
Shares of class A common stock issued in private offering	—	11	—	17,124	—	—	—	17,135
Balance at December 31, 2003	$8,633	65	—	141,402	(247)	(33,880)	(11,323)	96,017
Net income	$21,976	—	—	—	—	—	21,976	21,976
Unrealized gain on derivative financial instruments	26	—	—	—	—	26	—	26
Unrealized gain on available-for-sale securities	37,669	—	—	—	—	37,669	—	37,669
Implementation of SFAS No. 123	—	—	—	(247)	247	—	—	—
Issuance of restricted class A common stock	—	—	3	(3)	—	—	—	—
Sale of shares of class A common stock under stock option agreement	—	1	—	813	—	—	—	814
Conversion of class A common stock units to class A common stock	—	—	—	411	—	—	—	411
Conversion of step up convertible junior subordinated debentures into class A common stock	—	43	—	90,048	—	—	—	90,091
Restricted class A common stock earned	—	—	—	1,342	—	—	—	1,342
Shares of class A common stock issued in public offering	—	19	—	41,600	—	—	—	41,619
Shares of class A common stock issued in direct public offering	—	16	—	37,963	—	—	—	37,979
Shares of class A common stock issued upon exercise of warrants	—	4	—	8,537	—	—	—	8,541
Stock options expensed under SFAS No. 123	—	—	—	71	—	—	—	71
Dividends declared on class A common stock	—	—	—	—	—	—	(20,059)	(20,059)
Balance at December 31, 2004	$59,671	148	3	321,937	—	3,815	(9,406)	316,497
Net income	$44,111	—	—	—	—	—	44,111	44,111
Unrealized gain on derivative financial instruments	2,079	—	—	—	—	2,079	—	2,079
Unrealized gain on securities	8,684	—	—	—	—	8,684	—	8,684
Amortization of unrealized gain on securities	(671)	—	—	—	—	(671)	—	(671)
Deferred gain on settlement of swap	—	—	—	—	—	1,410	—	1,410
Amortization of deferred gain on settlement of swap	—	—	—	—	—	(438)	—	(438)
Sale of shares of class A common stock under stock option agreement	—	1	—	1,570	—	—	—	1,571
Restricted class A common stock earned	—	—	1	2,804	—	—	—	2,805
Restricted class A common stock forfeited	—	—	—	(260)	—	—	—	(260)
Reimbursement of offering expenses	—	—	—	248	—	—	—	248
Dividends declared on class A common stock	—	—	—	—	—	—	(37,186)	(37,186)
Balance at December 31, 2005	$54,203	149	4	326,299	—	14,879	(2,481)	338,850

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$44,111	$21,976	$13,525
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,644	(2,254)	(1,784)
Recapture of provision for possible credit losses	—	(6,672)	—
Unrealized loss on available-for-sale securities for other-than-temporary impairment	—	5,886	—
Depreciation and amortization	1,114	1,100	1,057
Loss/(income) from equity investments in Funds	222	(2,407)	(1,526)
Distributions from equity investments in Funds	1,704	2,407	1,487
Net gain on sales of CMBS and available-for-sale securities	—	(300)	—
Restricted class A common stock earned, net	2,545	1,342	237
Amortization of premiums and accretion of discounts on loans, investments and CMBS, net	(3,842)	(1,327)	(1,277)
Amortization of deferred gain on interest rate hedges	(437)	—	—
Accretion of discounts and fees on convertible trust preferred securities, net	—	276	478
Stock option expense	—	71	—
Changes in assets and liabilities:
Deposits and other receivables	4,603	63	86
Accrued interest receivable	(5,408)	(806)	3,126
Prepaid and other assets	2,238	2,482	799
Deferred origination fees and other revenue	(608)	(2,371)	2,165
Accounts payable and accrued expenses	2,876	2,521	(1,084)
Net cash provided by operating activities	50,762	21,987	17,289
Cash flows from investing activities:
Principal collections on and proceeds from sales of available-for-sale securities	—	19,561	43,409
Purchases of CMBS	(245,175)	(59,550)	(6,157)
Principal collections on and proceeds from sale of CMBS	14,339	5,048	—
Origination and purchase of loans receivable	(790,997)	(489,480)	(99,600)
Principal collections on loans receivable	359,383	106,422	87,210
Equity investments in Funds	(4,660)	(8,460)	(9,931)
Return of capital from Funds	8,812	8,075	9,271
Purchase of total return swap	(4,000)	—	—
Purchases of equipment and leasehold improvements, net	(23)	(119)	(26)
Increase in restricted cash	(653)	(611)	—
Purchase of remaining interest in Fund I	—	—	(19,947)
Net cash (used in)/provided by investing activities	(662,974)	(419,114)	4,229
Cash flows from financing activities:
Proceeds from repurchase obligations	713,474	189,882	55,672
Repayment of repurchase obligations	(568,814)	(111,685)	(68,834)
Proceeds from credit facilities	104,704	246,852	104,015
Repayment of credit facilities	(169,880)	(220,544)	(129,232)
Proceeds from term redeemable securities contract	—	—	20,000
Repayment of term redeemable securities contract	—	(11,651)	(8,349)
Proceeds from issuance of collateralized debt obligations	571,087	252,778	—
Settlement of interest rate hedges	1,410	—	—
Payment of deferred financing costs	(8,704)	(6,140)	(2,270)
Sale of shares of class A common stock under stock option agreement	1,571	815	281
Dividends paid on class A common stock	(32,493)	(15,474)	(8,297)
Proceeds from exercise of warrants for shares of class A common stock	—	8,541	—
Repurchase of warrants to purchase shares of class A common stock	—	—	(2,132)
Proceeds from sale of shares of class A common stock	—	79,598	17,135
Reimbursement of offering costs	248	—	—
Repurchase and retirement of shares of common and preferred stock previously outstanding	—	—	(955)
Net cash provided by/(used in) financing activities	612,603	412,972	(22,966)

Net increase/(decrease) in cash and cash equivalents	391	15,845	(1,448)
Cash and cash equivalents at beginning of year	24,583	8,738	10,186
Cash and cash equivalents at end of year	$24,974	$24,583	$8,738

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

1.  Organization

References herein to “we,” “us” or “our” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a fully integrated, self-managed finance and investment management company that specializes in credit-sensitive structured financial products.  To date, our investment programs have focused on loans and securities backed by income-producing commercial real estate assets.  We invest for our own account and for private equity funds that we manage on behalf of institutional and individual investors.  From the commencement of our finance business in 1997 through December 31, 2005, we have completed  $5.9 billion of investments both directly and on behalf of our managed funds.  We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes.

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

In December 2002, we elected to be taxed as a real estate investment trust (“REIT”) beginning with the 2003 tax year.  In view of our election to be taxed as a REIT, we have tailored our balance sheet investment program to originate or acquire loans and investments to produce a portfolio that meets the asset and income tests necessary to maintain qualification as a REIT.

All  dividends declared in 2005, 2004 and 2003 are ordinary income.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries as well as all variable interest entities in which we are the primary beneficiary.  All significant intercompany balances and transactions have been eliminated in consolidation.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51. Interpretation No. 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, and how to determine when and which business enterprise should consolidate a variable interest entity. In addition, Interpretation No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make additional disclosures. The transitional disclosure requirements took effect almost immediately and are required for all financial statements initially issued after January 31, 2003. In December 2003, the Financial Accounting Standards Board issued a revision of Interpretation No. 46, Interpretation No. 46R, to clarify the provisions of Interpretation No. 46. The application of Interpretation No. 46R is effective for public companies, other than small business issuers, after March 15, 2004. We have evaluated all of our investments and other interests in entities that may be deemed variable interest entities under the provisions of Interpretation No. 46 and have concluded that no additional entities need to be consolidated.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies, continued

In evaluating Interpretation No. 46R, we concluded that we could no longer consolidate CT Convertible Trust I, the entity which had purchased our step up convertible junior subordinated debentures and issued company-obligated, mandatory redeemable, convertible trust common and preferred securities. The restatement was effected by a cumulative type change in accounting principle on January 1, 2002. There was no change to previously reported net income as a result of such restatement. As of December 31, 2004 all of the securities had been redeemed or converted.

Revenue Recognition

Interest income for our loans and other investments is recognized over the life of the investment using the effective interest method and recorded on the accrual basis. Fees received in connection with loan commitments, net of direct expenses, are deferred until the loan is advanced and are then recognized over the term of the loan as an adjustment to yield.  Fees on commitments that expire unused are recognized at expiration.  Exit fees are also recognized over the estimated term of the loan as an adjustment to yield.  Purchased discounts are amortized over the estimated term of the loan as an adjustment to yields. Income recognition is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

We account for incentive fees we can potentially earn from the Funds in accordance with Method 1 of Emerging Issues Task Force Topic D-96. Under Method 1, no incentive income is recorded until all contingencies have been eliminated. Incentive income received prior to that date is recorded as unearned income (a liability). During the year ended December 31, 2005 we received $8.0 million in incentive management fees from Fund II, which have been reflected in our consolidated statements of operations. No incentive management fees have been earned from Fund III at December 31, 2005 and as such, no amount of such potential fees has been accrued as income in our financial statements. The amount of incentive fees to be received in the future will depend upon a number of factors, including the level of interest rates and the fund’s ability to generate returns in excess of 10%, which is in turn impacted by the duration and ultimate performance of the fund’s assets.  Potential incentive fees received as Funds wind down could result in significant additional income from operations in certain periods during which such payments can be recorded as income.  If Fund II’s and Fund III’s assets were sold and liabilities were settled on January 1, 2006 at the recorded book value, and the fund’s equity and income were distributed, we would record approximately $2.1 million and $5.4 million of gross incentive fees from Fund II and Fund III, respectively. Fees from asset management services are recognized as services are rendered.

Cash and Cash Equivalents

We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents.  At December 31, 2005 and 2004, a majority of the cash and cash equivalents consisted of overnight investments in commercial paper.  We had no bank balances in excess of federally insured amounts at December 31, 2005 and 2004.  We have not experienced any losses on our demand deposits, commercial paper or money market investments.

Restricted Cash

Restricted cash is comprised of $1.0 million and $264,000 on deposit with the trustee’s for CDO 2004-1 and CDO 2005-1, respectively, representing the principle proceeds of loan repayments which will be used to purchase replacement loans (either from third parties or us) as collateral for the CDO’s.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies, continued

Commercial Mortgage-Backed Securities (“CMBS”)

From time to time we purchase commercial mortgage-backed securities, or CMBS, and other investments in which we have a level of control over the issuing entity; we refer to these investments as Controlling Class Investments.  The presentation of Controlling Class Investments in our financial statements is governed in part by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 or FIN 46.  FIN 46 could require that certain Controlling Class Investments be presented on a consolidated basis.  Based upon the specific circumstances of certain of our CMBS investments that are Controlling Class Investments and our interpretation of FIN 46, specifically the exemption for qualifying special purpose entities as defined under FASB Statements of Financial Accounting Standard No. 140 or FAS 140, we have concluded that the entities that have issued the Controlling Class Investments should not be presented on a consolidated basis.  We are aware that FAS 140 is currently under review by standard setters and that as a result of this review our current interpretation of FIN 46 and FAS 140 may change.

We classify our investments in pursuant to SFAS No. 115 on the date of acquisition of the investment. On August 4, 2005, we made a decision to change the accounting classification of our CMBS investments from available for sale to held to maturity. CMBS with an amortized cost of $410.0 million, and a market value of $422.3 million were reclassified from available for sale to held to maturity.  As was the case prior to this reclassification, the difference between amortized cost and expected recovery on these investments will continue to be accreted through the income statement using the level yield method accretion schedules in place prior to the reclassification.  The difference between amortized cost and market value as of the reclassification date, $12.2 million, was segregated within accumulated other comprehensive income and will be amortized over the remaining life of the securities using the level yield method.  We made the decision to reclassify these investments based upon our intent and ability to hold these investments to maturity.  Going forward, new originations of held to maturity investments will be stated at cost plus the amortization of any premiums or discounts and any premiums or discounts will be amortized through the income statement using the level yield method.  Other than in the instance of impairment, these held to maturity investments will be shown in our financial statements at their adjusted values pursuant to the methodology described above.

We may from time to time invest in commercial mortgage-backed securities and certain other securities which may be classified as available-for-sale.  Available-for-sale securities are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income/(loss) in shareholders’ equity.  Many of these investments are relatively illiquid and management must estimate their values.

In making these estimates, management utilizes market prices provided by dealers who make markets in these securities, but may, under certain circumstances, adjust these valuations based on management’s judgment.  Changes in the valuations do not affect our reported income or cash flows, but impact shareholders’ equity and, accordingly, book value per share.

We account for CMBS under Emerging Issues Task Force 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”.  Under Emerging Issues Task Force 99-20, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience and the present value of the revised cash flows using the current expected yield is less than the present value of the previously estimated remaining cash flows, adjusted for cash receipts during the intervening period, an other-than-temporary impairment is deemed to have occurred.  Accordingly, the security is written down to fair value with the resulting change being included in income and a new cost basis established with the original discount or premium written off when the new cost basis is established.  In accordance with this guidance, on a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, we calculate a revised yield based on the current amortized cost of the investment, including any other-than-temporary impairments recognized to date, and the revised cash flows.  The revised yield is then applied prospectively to recognize interest income.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies, continued

During the fourth quarter of 2004, we concluded that two of our CMBS investments had incurred other-than-temporary impairment and we incurred a charge of $5.9 million through the income statement.  At December 31, 2005 we believe there has not been any adverse change in cash flows since December 31, 2004, therefore we did not recognize any other-than-temporary impairment on any CMBS investments.  Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectibility of the principal and interest, net of related expenses, on the underlying loans.

Income on these CMBS securities is recognized based upon a number of assumptions that are subject to uncertainties and contingencies.  Examples of these include, among other things, the rate and timing of principal payments, including prepayments, repurchases, defaults and liquidations, the pass-through or coupon rate and interest rate fluctuations.  Additional factors that may affect our reported interest income on our mortgage-backed securities include interest payment shortfalls due to delinquencies on the underlying mortgage loans and the timing and magnitude of credit losses on the mortgage loans underlying the securities that are a result of the general condition of the real estate market, including competition for tenants and their related credit quality, and changes in market rental rates.  These uncertainties and contingencies are difficult to predict and are subject to future events that may alter the assumptions.

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

Our accounting policies require that an allowance for estimated credit losses be reflected in our financial statements based upon an evaluation of known and inherent risks in our mortgage and mezzanine loans.  Quarterly, management reevaluates our current portfolio to determine the reserve for possible credit losses. Each loan in our portfolio is evaluated using our loan risk rating system which considers loan to value, debt yield, cash flow stability, exit plan, loan sponsorship, loan structure and any other factors necessary to assess the loans likelihood of delinquency or default.  If we believe that there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our loan, and this potential loss is multiplied by the default likelihood to determine the size of the reserve.  Actual losses, if any, could ultimately differ from these estimates.

Equity investments in Fund I, Fund II, CT MP II LLC (which we refer to as Fund II GP) and Fund III (which together we refer to as Funds)

As the Funds are not majority owned or controlled by us, we do not consolidate the Funds in our consolidated financial statements.  We account for our interest in the Funds under the equity method of accounting.  As such, we report a percentage of the earnings of the Funds equal to our ownership percentage on a single line item in the consolidated statement of operations as income from equity investments in the Funds.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies, continued

Deferred Financing Costs

The deferred financing costs which are included in other assets on our consolidated balance sheets include issuance costs related to our debt and are amortized using the effective interest method or a method that approximates the effective interest method.

Derivative Financial Instruments

In the normal course of business, we use derivative financial instruments to manage, or hedge, cash flow variability caused by interest rate fluctuations.  Specifically we use interest rate swaps to effectively convert variable rate debt, that is financing fixed rate assets, to fixed rate debt.  The differential to be paid or received on these agreements is recognized on the accrual basis as an adjustment to the interest expense related to debt.  The swap agreements are generally held-to-maturity, and in cases where they are terminated early any gain or loss is generally amortized over the remaining life of the hedged item.  We do not use any derivative financial instruments for trading purposes.

The swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for hedge accounting.  Changes in value of effective cash flow hedges are reflected in our financial statements through other comprehensive income and do not affect our net income.  To the extent a derivative does not qualify for hedge accounting, the changes in its value are included in net income until the derivative instrument matures or is settled.

To determine the fair value of derivative instruments, we use third parties to periodically value our interests.

Income Taxes

Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income.  Management believes that we have and intend to continue to operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, do not expect to pay substantial corporate-level taxes (other than taxes payable by our taxable REIT subsidiaries in accordance with Statement of Financial Accounting Standards No. 109).  Many of these requirements, however, are highly technical and complex.  If we were to fail to meet these requirements, we would be subject to Federal income tax.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies, continued

Accounting for Stock-Based Compensation

We comply with the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”.  Statement of Financial Accounting Standards No. 123 encourages the adoption of a fair-value based accounting method for employee stock-based compensation plans, but also permits companies to continue accounting for stock-based compensation plans as prescribed by Accounting Principles Board Opinion No. 25.  However, companies electing to continue accounting for stock-based compensation plans under Accounting Principles Board Opinion No. 25 must make pro forma disclosures as if they adopted the cost recognition requirements of Statement of Financial Accounting Standards No. 123.

Through December 31, 2003, we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25.  Accordingly, no compensation cost has been recognized for the years ended December 31, 2003 and 2002 for awards under our stock plans in the accompanying consolidated statements of operations as the exercise price of the stock options granted thereunder equaled the market price of the underlying stock on the date of the grant.  During the fourth quarter of 2004, we elected to adopt the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 using the modified prospective method provided in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  Under the modified prospective method, we recognized stock-based employee compensation costs based upon the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 effective January 1, 2004.  Compensation expense is recognized on the accelerated attribution method under Financial Accounting Standards Board Interpretation No. 28.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  Our pro forma information for the years ended December 31, 2003 and 2002 is as follows (in thousands, except for net earnings/(loss) per share of common stock):

	2003		2002
	As reported	Pro forma	As reported	Pro forma
Net income	$13,525	$13,280	$(9,738)	$(10,038)
Net earnings per share of common stock:
Basic	$2.27	$2.23	$(0.54)	$(0.56)
Diluted	$2.23	$2.21	$(0.54)	$(0.56)

Comprehensive Income

We comply with the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income (“SFAS No. 130”) in reporting comprehensive income and its components in the full set of general-purpose financial statements. Total comprehensive income/(loss) was $54.2 million, $59.7 million and $8.6 million, for the years ended December 31, 2005, 2004 and 2003, respectively.  The primary component of comprehensive income other than net income was the unrealized gain/(loss) on derivative financial instruments and available-for-sale securities.  At December 31, 2005, accumulated other comprehensive income is $14.9 million, comprised of unrealized gains on CMBS of $11.6 million, unrealized gains on cash flow swaps of $2.3 million and  $972,000 of deferred gains on the settlement of cash flow swaps.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies, continued

Earnings per Share of Common Stock

Earnings per share of common stock are presented based on the requirements of the FASB’s Statement of Accounting Standards No. 128 (“SFAS No. 128”).  Basic EPS is computed based on the income applicable to common stock divided by weighted average number of shares of common stock outstanding during the period.  Diluted EPS is based on the net earnings applicable to common stock plus, if dilutive, interest paid on convertible trust preferred securities, net of tax benefit, divided by weighted average number of shares of common stock and potentially dilutive shares of common stock that were outstanding during the period.  At December 31, 2005, potentially dilutive shares of common stock include dilutive common stock options.  At December 31, 2004, potentially dilutive shares of common stock include convertible trust preferred securities and dilutive common stock options.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may ultimately differ from those estimates.

Reclassifications

Certain reclassifications have been made in the presentation of the 2004 and 2003 consolidated financial statements to conform to the 2005 presentation.

Segment Reporting

We operate in two reportable segments. We have an internal information system that produces performance and asset data for its two segments along service lines.

The Balance Sheet Investment segment includes all of our activities related to direct loan and investment activities (including direct investments in Funds) and the financing thereof.

The Investment Management segment includes all of our activities related to investment management services provided to us and third-party funds under management and our activities as a special servicer and includes our taxable REIT subsidiary, CT Investment Management Co., LLC and its subsidiaries.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), ‘‘Share-Based Payment’’, which is a revision of Statement of Financial Accounting Standards No. 123 and supersedes APB Opinion No. 25.  Statement of Financial Accounting Standards No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. Statement of Financial Accounting Standards No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of Statement of Financial Accounting Standards No. 123. As we have adopted Statement of Financial Accounting Standards No. 123 effective January 1, 2004, we do not believe that adoption of Statement of Financial Accounting Standards  123(R) will have a material impact on our future financial results.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3.  Commercial Mortgage-Backed Securities

We acquire rated and unrated subordinated investments in CMBS, as detailed in Note 2, on August 4, 2005, pursuant to the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 115, we made a decision to change the accounting classification of our then portfolio of CMBS investments from available for sale to held to maturity. During the fourth quarter, we acquired one CMBS investment that we classify as available for sale.

At December 31, 2005, we held 45 investments in 29 separate issues of commercial mortgage-backed securities with an aggregate face value of $526.6 million.  Commercial mortgage-backed securities with a face value of $106.7 million earn interest at an average variable rate of LIBOR plus 2.50% (6.89% at December 31, 2005).  The remaining commercial mortgage-backed securities, $419.9 million face value, earn interest at fixed rates averaging 6.97% of the face value.  We purchased the commercial mortgage-backed securities at a net discount of $49.9 million. We expect to recover, net of anticipated losses and other than temporary impairment, $494.5 million. As of December 31, 2005, the remaining net discount to be amortized into income over the remaining lives of the securities was $18.1 million.  At December 31, 2005, with discount amortization, the commercial mortgage-backed securities earn interest at a blended rate of 8.03% of the adjusted cost net of the unamortized discount.  As of December 31, 2005, the securities were carried at adjusted cost of $488.0 million, reflecting a $11.6 million unrealized gain to their amortized cost. The CMBS mature at various dates from June 2006 to July 2027.  At December 31, 2005, the expected average life for the CMBS portfolio is 81 months.

At December 31, 2005, we had one CMBS investment that we designated and account for on an available-for-sale basis with a face value of $10.0 million. The security earns interest at a rate of 8.0%.  As of December 31, 2005, the security was carried at an adjusted cost of $10.7 million, reflecting a unrealized gain to its amortized cost. The investment matures in February 2010.

At December 31, 2004, we held 19 investments in 14 separate issues of commercial mortgage-backed securities with an aggregate face value of $271.8 million.  Commercial mortgage-backed securities with a face value of $61.3 million, earn interest at a variable rate, which averages the London Interbank Offered Rate, or LIBOR, plus 2.28% (4.67% at December 31, 2004).  The remaining commercial mortgage-backed securities, $210.6 million, face value, earn interest at fixed rates averaging 7.65% of the face value.  We purchased all of the commercial mortgage-backed securities at discounts.  As of December 31, 2004, the remaining discount to be amortized into income over the remaining lives of the securities was $22.3 million.  At December 31, 2004, with discount amortization, the commercial mortgage-backed securities earn interest at a blended rate of 8.58% of the fair value net of the unamortized discount.  As of December 31, 2004, the securities were carried at fair value of $247.8 million, reflecting a $3.6 million, unrealized gain to their amortized cost. The CMBS mature at various dates from October 2005 to September 2015.  At December 31, 2004, the expected average life for the CMBS portfolio is 75 months.

During the fourth quarter of 2004, we concluded that two of our CMBS investments with face amounts totaling $11.7 million had incurred other-than-temporary impairment due to changes in the expected cash flows and recorded a charge of $5.9 million through the income statement to record these two investments at the current market value.  Our estimates of recoverability indicate that we will not recover $1.8 million of the face value on one of the securities written down and expect full collection of the face value on the other security

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4.  Loans Receivable

At December 31, 2005, we had 76 performing loans receivable with a current carrying value of $987.2 million.  Our portfolio of loans has a face value of $996.1 million and we estimate the market value of the portfolio at $998.7 million.  Eight of the loans totaling $164.2 million bear interest at an average fixed rate of interest of 8.70%.  The 68 remaining loans, totaling $822.9 million, bear interest at a variable rate of interest averaging LIBOR plus 3.52% (7.91% at December 31, 2005).

We have classified our loans receivable into the following general categories:

•             First Mortgage Loans — These are secured property loans evidenced by a first mortgage which is senior to any mezzanine financing and the owner’s equity. These loans are typically bridge loans for property owners that require interim financing until permanent financing can be obtained. Our first mortgage loans are generally of a relatively short duration, with extension options as deemed appropriate, and typically require a balloon payment of principal at maturity. We may also originate and fund first mortgage loans in which we intend to sell the senior tranche, thereby creating a B Note. These loans may include parri passu participations in first mortgage loans.

•             Property Mezzanine Loans — These are secured property loans that are subordinate to a first mortgage loan, but senior to the owner’s equity. A mezzanine loan is evidenced by its own promissory note and is typically made to the owner of the property-owning entity, which is typically the senior loan borrower. It is not secured by the first mortgage on the property, but by a pledge of the mezzanine borrower’s ownership interest in the property-owning entity. Subject to negotiated contractual restrictions, the mezzanine lender generally has the right, following foreclosure, to become the owner of the property, subject to the lien of the first mortgage.

•             B Notes — These are loans evidenced by a junior participation in a first mortgage against one or more properties; the senior participation is known as an A Note. Although a B Note may be evidenced by its own promissory note, it shares a single borrower and mortgage with the A Note and is secured by the same collateral. B Note lenders have the same obligations, collateral and borrower as the A Note lender and in most instances are contractually limited in rights and remedies in the case of a default. The B Note is subordinate to the A Note by virtue of a contractual arrangement between the A Note lender and the B Note lender.

At December 31, 2005 and 2004, our loans receivable consisted of the following (in thousands):

	2005	2004
First mortgage loans	$69,509	$3,038
Property mezzanine loans	345,762	159,506
B Notes	574,871	393,620
	990,142	556,164
Less: reserve for possible credit losses	—	—
Total loans	$990,142	$556,164

One first mortgage loan with an original principal balance of $8.0 million reached maturity on July 15, 2000 and has not been repaid with respect to principal and interest.  In December 2002, the loan was written down to $4.0 million, through a charge to the allowance for possible credit losses. During the years ended December 31, 2004 and 2003, we received proceeds of $231,000 and $731,000, respectively, reducing the carrying value of the loan to $3.0 million, In accordance with our policy for revenue recognition, income recognition has been suspended on this loan and for the years ended December 31, 2005, 2004 and 2003, $1.1 million, $930,000 and $912,000, respectively, of potential interest income has not been recorded.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Loans Receivable, continued

At December 31, 2005, the weighted average interest rate in effect, including amortization of fees and premiums, for our performing loans receivable were as follows:

First mortgage loans	8.32%
Property mezzanine loans	7.90%
B Notes	8.20%
Weighted average	8.11%

At December 31, 2005, $822.9 million, or 83% of the aforementioned performing loans bear interest at floating rates ranging from LIBOR plus 1.64% to LIBOR plus 7.25%.  The remaining $164.2 million, or 17% of the performing loans, bear interest at fixed rates ranging from 6.12% to 11.67%.

The range of maturity dates and weighted average maturity at December 31, 2005 of our performing loans receivable was as follows:

Category	Range of Maturity Dates	Weighted Average Maturity
First mortgage loans	May 2006 to October 2008	19 Months
Property mezzanine loans	May 2006 to December 2014	36 Months
B Notes	January 2006 to July 2015	21 Months
Performing Loans	January 2006 to July 2015	26 Months

There are no loans to a single borrower or to related groups of borrowers that exceed ten percent of total assets.  Approximately 15% and 10% of all performing loans are secured by properties in New York and California, respectively.  Approximately 30% of all performing loans are secured by office buildings and approximately 31% are secured by hotels.

In connection with the aforementioned loans, at December 31, 2005 and 2004, we have deferred origination fees, net of direct costs of $101,000 and $575,000, respectively, which are being amortized into income over the life of the loan.  At December 31, 2005 and 2004, we have recorded $113,000 and $99,000, respectively, of exit fees, which will be collected at the loan pay-off.  These fees are recorded as interest income on a basis to realize a level yield over the life of the loans.

Quarterly, management reevaluates the reserve for possible credit losses based upon our current portfolio of loans. Each loan in our portfolio is evaluated using our loan risk rating system which considers loan to value, debt yield, cash flow stability, exit plan, loans sponsorship, loan structure and any other factors necessary to assess the likelihood of delinquency or default.  If we believe that there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our loan, and this potential loss is multiplied by the default likelihood. At December 31, 2004, a detailed review of the entire portfolio was completed and we concluded that a reserve for possible credit losses was no longer warranted and the reserve was recaptured. At December 31, 2005, a detailed review of the entire portfolio was completed and we concluded that a reserve for possible credit losses was not warranted. The activity on the reserve for possible credit losses on loans receivable was as follows for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Beginning balance	$—	$6,672	$4,982
Provision for (recapture of) allowance for possible credit losses	—	(6,672)	—
Additional reserve established with Fund I purchase	—	—	1,690
Amounts charged against reserve for possible credit losses	—	—	—
Ending balance	$—	$—	$6,672

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Total Return Swap

During the twelve months ended December 31, 2005, we entered into one total return swap agreement.  Under the terms of the agreement, we have posted $4.0 million, of cash collateral as security for a $20.0 million, synthetic interest in an underlying referenced loan that is secured by shares of a publicly traded REIT.  We receive interest at LIBOR flat on the $4.0 million, cash collateral balance and LIBOR plus 3.75% on the $20.0 million interest in the referenced loan and pay LIBOR plus 1.00% on the $20.0 million referenced loan.  At December 31, 2005, we are receiving LIBOR plus 13.75% on the $4.0 million cash collateral balance (18.14% at December 31, 2005).  We collected an origination fee with the execution of the agreement which adds an additional 2.95% to the return. If the price of the stock which serves as collateral for the referenced loan falls below a specified level, we will be required to increase our cash collateral to 30% of the loan balance.  If the loan was to default, we would be required to purchase the loan, thereby eliminating the total return swap agreement. The total return swap is treated as a non-hedge derivative for accounting purposes and therefore changes in market value are recorded through the income statement.  At December 31, 2005 the total return swap has a fair market value of $4.0 million.

6.  Equity Investment in Funds

On March 8, 2000, we entered into a venture with affiliates of Citigroup Alternative Investments LLC pursuant to which they agreed, among other things, to co-sponsor and invest capital in a series of commercial real estate mezzanine investment funds managed by us with certain investment criteria.  Pursuant to the venture agreement, which was amended in 2003, we co-sponsor three funds; CT Mezzanine Partners I LLC, CT Mezzanine Partners II LP and CT Mezzanine Partners III, Inc., which we refer to as Fund I, Fund II and Fund III, respectively. Our wholly-owned subsidiary, CT Investment Management Co., LLC, serves as the exclusive investment manager to Fund I, Fund II and Fund III. All of these Fund’s have concluded their respective investment periods and we currently have no plans to sponsor a new fund under this agreement. All three funds have ceased making new investments, and we have not formed another fund which would be subject to the venture agreement with Citigroup Alternative Investments.

Fund I

As part of the venture with Citigroup Alternative Investments, we held an equity investment in Fund I during the year ended December 31, 2003.    The activity for our equity investment in Fund I for the years ended December 31, 2003 was as follows (in thousands):

2003
Beginning balance	$6,609
Company portion of Fund I income	143
Purchase of remaining fund equity	(6,752)
Ending balance	$—

On January 31, 2003, we purchased from an affiliate of Citigroup Alternative Investments its 75% interest in Fund I for $38.4 million (including the assumption of liabilities).  As of January 31, 2003, we began consolidating the operations of Fund I in our consolidated financial statements.

For the years ended December 31, 2003 we received $17,000 of fees for management of Fund I.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Equity Investment in Funds, continued

Fund II

We had equity investments in Fund II during the years ended December 31, 2005, 2004 and 2003.  We account for Fund II on the equity method of accounting as we have a 50% ownership interest in the general partner of Fund II.  The activity for our equity investment in Fund II for the years ended December 31, 2005, 2004 and 2003 was as follows (in thousands):

	2005	2004	2003
Beginning balance	$3,059	$9,209	$12,277
Capital contributions to Fund II	—	—	5,459
Company portion of Fund II (loss) income	(673)	1,975	2,144
Distributions from Fund II	(1,108)	(8,125)	(10,671)
Ending balance	$1,278	$3,059	$9,209

As of December 31, 2005, Fund II has loans and investments outstanding totaling $60.4 million, all of which are performing in accordance with the terms of the loan agreements.

For the years ended December 31, 2005, 2004 and 2003, we received $508,000, $1.8 million and $3.9 million, respectively, of fees for management of Fund II.

Fund II GP

Fund II GP serves as the general partner for Fund II.  Fund II GP is owned 50% by us and 50% by Citigroup.

We had equity investments in Fund II GP during the years ended December 31, 2005, 2004 and 2003. The activity for our equity investment in Fund II GP was as follows (in thousands):

	2005	2004	2003
Beginning balance	$2,431	$3,470	$3,499
Capital contributions to Fund II GP	—	—	757
Company portion of Fund II GP loss	(1,253)	(339)	(786)
Distributions from Fund II GP	(487)	(700)	—
Ending balance	$691	$2,431	$3,470

In addition, we earned $600,000 of consulting fees from Fund II GP during the year ended December 31, 2003.

In accordance with the limited partnership agreement of Fund II, Fund II GP may earn incentive compensation when certain returns are achieved for the limited partners of Fund II, which will be accrued if and when earned. During the year ended December 31, 2005, we received $8.0 million in incentive compensation.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Equity Investment in Funds, continued

Fund III

We had equity investments in Fund III during the years ended December 31, 2005, 2004 and 2003.  We account for Fund III on the equity method of accounting. The activity for our equity investment in Fund III for the years ended December 31, 2005, 2004 and 2003 was as follows (in thousands):

	2005	2004	2003
Beginning balance	$10,985	$3,563	$—
Capital invested	4,660	8,460	2,800
Costs capitalized	—	—	914
Company portion of Fund III income	1,704	772	25
Amortization of capitalized costs	(153)	(153)	(88)
Distributions received from Fund III	(8,921)	(1,657)	(88)
Ending balance	$8,275	$10,985	$3,563

As of December 31, 2005, Fund III has loans and investments outstanding totaling $460.3 million, all of which are performing in accordance with the terms of the loan agreements.

For the years ended December 31, 2005, 2004 and 2003, we received $4.6 million, $6.0 million and $3.5 million, respectively, of fees for management of Fund III.

Investment Costs Capitalized

In connection with entering into the venture agreement and related fund business, we capitalized certain costs, including the cost of warrants issued and legal costs incurred in negotiating and concluding the venture agreement with Citigroup Alternative Investments.  These costs are being amortized over the expected life of the fund business and related venture agreement (10 years).  The activity for these investment costs for the years ended December 31, 2005, 2004 and 2003 was as follows (in thousands):

	2005	2004	2003
Beginning balance	$4,901	$5,745	$6,589
Costs capitalized	—	—	—
Amortization of capitalized costs	(844)	(844)	(844)
Ending balance	$4,057	$4,901	$5,745

7.  Debt

At December 31, 2005 we had $1.19 billion of total debt outstanding ($369.8 million were repurchase obligations and $823.7 million were CDOs). Collateral securing the repurchase obligations was $492.3 million ($119.1 million of CMBS and $373.2 million of loans). Collateral securing the CDOs was $973.7 million ($371.0 million of CMBS and $602.7 million of loans). The annual maturities of our debt are as follows (in millions):

	2006	2007	2008	2009	2010	Thereafter	Total
Repurchase obligations	$144.7	$20.8	$165.8	$—	$—	$38.5	$369.8
CDOs	—	5.0	84.4	164.9	138.7	430.7	823.7
Total debt	$144.7	$25.8	$250.2	$164.9	$138.7	$469.2	$1,193.5

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Debt, continued

Credit Facility

Effective June 27, 2003, we entered into a $150 million credit agreement with a commercial lender who has been providing credit to us since June 8, 1998. At July 15, 2005 all outstanding borrowings under the credit facility were repaid and the facility was converted to a repurchase agreement that provides for $150.0 million of repurchase commitments.

At December 31, 2004, we have borrowed $65.2 million under the credit facility at an average interest rate of LIBOR plus 1.74% (4.02% at December 31, 2004). At December 31, 2004, the unused amount of potential credit under the remaining credit facility was $84.8 million.  Assuming no additional utilization under the credit facility and including the amortization of fees paid and capitalized over the term of the credit facility, the all-in effective borrowing cost was 5.37% at December 31, 2004.  We had pledged assets of $107.4 million as collateral for the borrowing against such credit facility.

Repurchase Obligations

At December 31, 2005, we were party to repurchase agreements with six counterparties with total repurchase commitments of $775.0 million and had total outstanding borrowings of $369.8 million.  The weighted average cash borrowing cost for all outstanding borrowings under the repurchase agreements in effect at December 31, 2005 was LIBOR plus 0.94% (5.33% at December 31, 2005). Assuming no additional utilization under the repurchase agreements and including the amortization of all fees paid and capitalized over the remaining term of the repurchase agreements, the all-in effective borrowing cost was LIBOR plus 1.18% (5.57% at December 31, 2005).  At December 31, 2005, if all of the assets securing repurchase arrangements were drawn upon, we could obtain an additional $89.0 million of financing.

In February 2002, we entered into a $150.0 million repurchase agreement with Liquid Funding, LTD., an affiliate of Bear Stearns. The agreement had an initial term of one year, which expired in February 2003.  We extended the agreement three times, and its current maturity is March 2006.  In February 2003, we increased the amount of its repurchase commitment to $200.0 million.  The agreement is designed to provide us with non recourse financing for our general securities investment activity.  Under the agreement, advance rates are up to 85.0% and cash costs of funds range from LIBOR plus 0.40% to LIBOR plus 1.70%.  At December 31, 2005, we had incurred borrowings under the agreement of $42.4 million.

In May 2003, we entered into a $50.0 million repurchase agreement with Goldman Sachs and Commerzbank. The agreement had an initial term of two years, expiring June 2005.  In August 2003, we amended the agreement to increase its size to $100.0 million and extend its term to June 2006.  The agreement is designed to provide us with recourse financing for our general investment activity.  Under the agreement, advance rates are up to 85.0% and cash costs of funds range between LIBOR plus 1.00% and LIBOR plus 2.00%.  At December 31, 2005, we had incurred borrowings under the agreement of $53.5 million.

In August 2004, we entered into an additional $50.0 million repurchase agreement with Goldman Sachs.  The agreement has a term of three years, expiring in September 2007.  The agreement is designed to provide us with recourse financing for assets designated for one or more of our CDOs.  Under the agreement, advance rates are up to 85.0% and cash costs of funds range between LIBOR plus 1.00% and LIBOR plus 1.75%.  At December 31, 2005, we had incurred borrowings under the agreement of $20.8 million.

In March 2005, we entered into a $150.0 million repurchase agreement with Bank of America.  The agreement has a term of five years, expiring in March 2010.  Pursuant to the terms of the agreement, the amount of its repurchase commitment was reduced to $75.0 million upon the closing of our second CDO in March 2005.  The agreement is designed to finance on a recourse basis assets designated for our second CDO with advance rates of 85.0% and a cash cost of funds of LIBOR plus 1.00%.  At December 31, 2005, we had incurred borrowings under the agreement of $38.5 million.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Debt, continued

In July, 2005, we entered into a $75.0 million repurchase agreement with Morgan Stanley.  The agreement has a term of three years, expiring July 2008.  In October and November 2005, we amended the agreement to increase the amount of its repurchase commitment to $125.0 million and to $150.0 million, respectively.  The November amendment also provides for a further increase of the repurchase commitment to $200.0 million as of January 2006.  The agreement is designed to provide us with recourse financing for our general loan and securities investment activity.  Under the agreement, advance rates are up to 90.0% and cash costs of funds range from LIBOR plus 0.40% to LIBOR plus 2.00%.  At December 31, 2005, we had incurred borrowings under the agreement of $98.9 million and had the ability to borrow an additional $40.7 million against the assets collateralizing the agreement.

In July 2005, we entered into an additional $75.0 million repurchase agreement with Morgan Stanley. The agreement has a term of three years, expiring in July 2008.  The agreement is designed to finance on a recourse basis assets designated for one or more of our CDOs with advance rates of up to 85.0% and cash costs of funds ranging between LIBOR plus 1.00% and LIBOR plus 1.75%.  At December 31, 2005, we had incurred no borrowings under the agreement.

In August 2005, we entered into a $75.0 million repurchase agreement with Bear Stearns.  The agreement has an initial term of three years, expiring in August 2008.  In December 2005, we entered into a related repurchase agreement with Bear Stearns, enabling us to use additional types of collateral.  The related agreement increased the combined repurchase commitment under both facilities to $125.0 million and cross referenced borrowing between the two agreements.  The agreements together are designed to finance on a recourse basis our general investment activity as well as assets designated for one or more of our CDOs.  Under the agreement, advance rates are up to 85.0% and cash costs of funds range from LIBOR plus 0.55% to LIBOR plus 2.00%.  At December 31, 2005, we had incurred borrowings under the agreements of $67.0 million and had the ability to borrow an additional $20.4 million against the assets collateralizing the agreement.

We were also a party to 15 asset specific repurchase obligations, outside of the agreements described above, with certain of the counterparties listed above.  14 of these repurchase obligations financed securities investments and one financed a loan asset.  The term of these agreements are generally one year or less and advance rates are up to 88.0% with cash costs ranging from LIBOR plus 0.35% to LIBOR plus 1.50%.  These one-off repurchase obligations represent borrowings of $48.8 million which we could increase by $27.9 million without posting additional collateral or entering into new agreements.

At December 31, 2004, we were party to repurchase agreements with three counterparties with total repurchase commitments of $350.0 million and had total outstanding borrowings of $225.1 million.  The weighted average cash cost for all the repurchase agreements outstanding at December 31, 2004 was LIBOR plus 1.02% (3.32% at December 31, 2004). Assuming no additional utilization under the repurchase agreements and including the amortization of fees paid and capitalized over the term of the repurchase agreements, the all-in effective borrowing cost was 3.41% at December 31, 2004.

In certain circumstances, we have financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty.  We currently record these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under any repurchase agreement as a liability on our consolidated balance sheet. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated income statement.  There is discussion, based upon a technical interpretation of SFAS 140, that these transactions will not qualify as a purchase by us.  We believe, and it is industry practice, that we are accounting for these transactions in an appropriate manner, however, if these investments do not qualify as a purchase under SFAS 140, we would be required to present the net investment on our balance sheet together with an embedded derivative with the corresponding change in fair value of the derivative being recorded in the income statement.  The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty.  Furthermore, hedge instruments related to these assets and liabilities, currently deemed

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Debt, continued

effective, may no longer be effective and may have to be accounted for as non hedge derivatives.  As of December 31, 2005 we had entered into eight such transactions, with a book value of the associated assets of $189.3 million financed with repurchase obligations of $118.2 million.  As of December 31, 2004, we had entered into four such transactions, with a book value of the associated assets of $38.9 million financed with repurchase obligations of $25.8 million.  Adoption of the aforementioned treatment would result in a reduction in total assets and liabilities on our consolidated balance sheet of $71.1 million and $13.1 million at December 31, 2005 and 2004, respectively.

Collateralized Debt Obligations

At December 31, 2005, we had collateralized debt obligations outstanding from three separate issuances with a total face value of $821.3 million.  Our CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet at $823.7 million, representing the amortized sales price of the securities sold to third parties.  In total, our two floating rate CDOs provide us with $551.7 million of debt financing at a stated average interest rate of LIBOR plus 0.55% (4.94% at December 31, 2005) and an all-in effective rate (including the amortization of issuance costs) of LIBOR plus 0.87% (5.26% at December 31, 2005).  Our fixed rate CDO provides us with $269.6 million of notional balance financing (which we sold for proceeds of $272.2 million) with a cash cost of 5.22% (5.17% based upon proceeds) and an all in effective interest rate of 5.25%. On a combined basis, our CDOs provide us with $823.7 million of non-recourse, non-mark-to-market, index matched financing at a weighted average cash credit spread of 0.52% over the applicable index (4.91% December 31, 2005) and a weighted average all in cost of 0.79% over the applicable index (5.18% at December 31, 2005).

In July 2004 we issued our first CDO, which we refer to as CDO I, issuing and selling to third party private investors $252.8 million of notes  rated AAA through BBB- and retaining all of the below investment grade notes, as well as the equity in the CDO issuers.  CDO I is collateralized by a $324.0 million pool of commercial real estate related assets and is a reinvesting CDO.  During its four year reinvestment period, expiring in June 2008, principal proceeds from collateral repayments can be reinvested into replacement collateral subject to certain criteria.  We have the option to call the entire financing at par beginning in July 2006.  As a financing, CDO I has a cash cost of LIBOR plus 0.62% (5.01% at December 31, 2005) and including the amortization of fees and expenses, an all in effective rate of LIBOR plus 1.04% (5.43% at December 31, 2005).

In March 2005 we issued our second CDO, which we refer to as CDO II, issuing and selling to third party private investors  $299.0 million of notes rated AAA through BBB- and retaining all of the below investment grade notes, as well as the equity in the CDO issuers.  CDO II is collateralized by a pool of $337.8 million of commercial real estate related assets and is a reinvesting CDO.  During its five year reinvestment period, expiring in February 2010, principal proceeds from collateral repayments can be reinvested into replacement collateral subject to certain rating agency criteria.  We have the option to call the entire financing at par beginning in March 2007.  As a financing, CDO II has a cash cost of LIBOR plus 0.49% (4.88% at December 31, 2005) and including the amortization of fees and expenses, an all in effective rate of LIBOR plus 0.71% (5.10% at December 31, 2005).

In August 2005, we issued our third CDO, which we call CDO III, issuing and selling to third party private investors  $269.6 million of notes rated AAA through BBB for proceeds of $272.2 million.  We retained all of the BBB- and below investment grade rated notes, as well as the equity in the CDO issuers.  CDO III is collateralized by a pool of $341.3 million (face value) of CMBS and is a static pool CDO.  As such, it provides for the amortization of the CDO notes rather than reinvestment with principal proceeds from collateral repayments.  We have the option to call the entire financing subject to yield maintenance beginning in September 2011.  As a financing, CDO III has a cash cost of 5.17% and including the amortization of fees and expenses, an all in effective rate of 5.25%.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Derivative Financial Instruments

To manage interest rate risk, we typically employ interest rate swaps or other arrangements, to convert a portion of our variable rate debt to fixed rate debt in order to index match our assets and liabilities.   Interest rate differentials that arise under these swap contracts are recognized as interest expense over the life of the contracts.

We account for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”  Statement of Financial Accounting Standards No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and to measure those instruments at fair value.  Additionally, the fair value adjustments will affect either shareholders’ equity or net income depending upon whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

The following table summarizes the notional and fair values of our derivative financial instruments at December 31, 2005. The notional value provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate.

Hedge	Type	Notional Value	Interest Rate	Maturity	Fair Value
Swap	Cash Flow Hedge	$74,094,246	4.5840%	2014	$934,000
Swap	Cash Flow Hedge	19,217,713	3.9500%	2011	746,000
Swap	Cash Flow Hedge	18,437,903	4.5890%	2015	294,000
Swap	Cash Flow Hedge	16,894,095	4.8325%	2014	(53,000)
Swap	Cash Flow Hedge	8,850,000	4.7730%	2011	(7,000)
Swap	Cash Flow Hedge	8,682,735	4.6475%	2018	151,000
Swap	Cash Flow Hedge	8,006,836	4.7700%	2011	(7,000)
Swap	Cash Flow Hedge	7,444,525	4.4700%	2013	136,000
Swap	Cash Flow Hedge	6,327,750	4.7770%	2007	(4,000)
Swap	Cash Flow Hedge	5,464,079	3.1175%	2007	124,000
Swap	Cash Flow Hedge	4,134,000	4.7600%	2007	(1,000)
Swap	Cash Flow Hedge	3,982,500	4.8850%	2010	(23,000)
Swap	Cash Flow Hedge	2,156,755	4.9000%	2012	(17,000)
Total/Weighted Average		$183,693,138	4.5338%	2013	$2,273,000

On December 31, 2005 and 2004 the derivative financial instruments were reported at their fair value of $2.3 million and $194,000, respectively, as interest rate hedge assets.

During the twelve months ended December 31, 2005, we received $1.4 million from counterparties in settlement of two interest rate swaps with a notional balance of $109.0 million.  Recognition of these settlements has been deferred and is being amortized over the remaining life of the previously hedged item using an approximation of the level yield basis.  We also entered into eleven new cash flow hedges during the twelve months ended December 31, 2005.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9.  Convertible Junior Subordinated Debentures

On July 28, 1998, we sold 8.25% step up convertible junior subordinated debentures in the aggregate principal amount of $154.7 million to CT Convertible Trust I, referred to as the “Trust”. The Trust then privately placed and originally issued 150,000 8.25% step up convertible trust preferred securities (liquidation amount $1,000 per security) with an aggregate liquidation amount of $150 million to third parties. On May 10, 2000, we modified the terms of the step up convertible junior subordinated debentures canceling the original underlying convertible debentures and new 8.25% step up convertible junior subordinated debentures in the aggregate principal amount of $92.5 million and new 13% step up non-convertible junior subordinated debentures in the aggregate principal amount of $62.1 million were issued.

On September 30, 2002, the non-convertible debentures were redeemed in full, utilizing additional borrowings from the credit facility and repurchase agreements, resulting in a corresponding redemption in full of the related non-convertible amount of convertible trust preferred securities.  On July 28, 2004, certain holders of the step up convertible junior subordinated debentures outstanding converted $44.9 million of the debentures into 2,136,711 shares of class A common stock and sold the shares in a public offering. On September 29, 2004, following our issuance of a notice of redemption to be effected on September 30, 2004, the remaining $44.9 million of the outstanding convertible debentures were converted into 2,136,711 shares of our class A common stock at a conversion price of approximately $21.00 per share.  The remaining $3.0 million due on the convertible debentures was repaid to the Trust and then the Trust redeemed the common securities held by us.

For financial reporting purposes, in accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” we are not treating the Trust as our subsidiary and, accordingly, the accounts of the Trust are not included in our consolidated financial statements. Intercompany transactions between the Trust and us have not been eliminated in our consolidated financial statements.

10.  Shareholders’ Equity

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

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Shareholders’ Equity, continued

Common and Preferred Stock Transactions

In March 2000, we commenced an open market stock repurchase program under which we were initially authorized to purchase, from time to time, up to 666,667 shares of class A common stock. Since that time the authorization has been increased by the board of directors to purchase up to 2,366,923 shares of class A common stock. As of December 31, 2005, we had purchased and retired, pursuant to the program, 1,700,584 shares of class A common stock at an average price of $13.13 per share (including commissions).  We did not repurchase any of our common stock during the years ended December 31, 2005 and 2004.

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

On July 28, 2004, we closed on a public offering of our class A common stock pursuant to which we sold 1,888,289 shares and certain selling shareholders sold 2,136,711 shares obtained upon the concurrent conversion of $44.9 million of our outstanding convertible junior subordinated debentures. All 4,025,000 shares were sold to the public at a price of $23.75 per share.  After payment of underwriting discounts and commissions and expenses, we received net proceeds from the offering of $41.6 million. During the twelve months ended December 31, 2005 we received $248,000 from one of the selling shareholders, representing reimbursement of certain offering expenses in regards to this transaction.

On September 29, 2004, following our issuance of a notice of redemption to be effected on September 30, 2004, $44.9 million of the convertible junior subordinated debentures outstanding were converted into 2,136,711 shares of our class A common stock at a conversion price of approximately $21.00 per share.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Shareholders’ Equity, continued

Earnings per Share

The following table sets forth the calculation of Basic and Diluted EPS for the years ended December 31, 2005 and 2004:

	Year Ended December 31, 2005			Year Ended December 31, 2004
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS:
Net earnings allocable to common stock	$44,111,000	15,124,187	$2.92	$21,976,000	10,141,380	$2.17

Effect of Dilutive Securities: Options outstanding for the Purchase of common stock	—	211,727		—	135,506

Diluted EPS:
Net earnings per share of common stock and assumed conversions	$44,111,000	15,335,914	$2.88	$21,976,000	10,276,886	$2.14

The following table sets forth the calculation of Basic and Diluted EPS for the year ended December 31, 2003:

	Year Ended December 31, 2003
	Net Income	Shares	Per Share Amount

Basic EPS:
Net earnings allocable to common stock	$13,525,000	5,946,718	$2.27

Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	67,581
Convertible trust preferred securities exchangeable for shares of common stock	9,452,000	4,273,422

Diluted EPS:
Net earnings per share of common stock and assumed conversions	$22,977,000	10,287,721	$2.23

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11.  General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2005, 2004 and 2003 consisted of (in thousands):

	2005	2004	2003
Salaries and benefits	$14,628	$9,713	$8,306
Professional services	3,512	2,233	2,127
Other	3,799	3,283	2,887
Total	$21,939	$15,229	$13,320

12.   Income Taxes

We made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal income tax. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income tax on our taxable income at regular corporate rates. Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income. At December 31, 2005 and 2004, we were in compliance with all REIT requirements.

During the year ended December 31, 2005, we recorded $213,000 of income tax expense for income that was attributable to our taxable REIT subsidiary.  Our effective tax rate for the year ended December 31, 2005 attributable to our taxable REIT subsidiary was 23.6%.  The difference between the U.S. federal statutory tax rate of 35% and the effective tax rate was primarily compensation in excess of deductible limits and the net deductibility of syndication costs.

During the year ended December 31, 2004, we recorded $451,000 of income tax benefit resulting from book losses generated by our taxable REIT subsidiary.

During the year ended December 31, 2003, we recorded $646,000 of income tax expense for income that was attributable to our taxable REIT subsidiary.  Our effective tax rate for the year ended December 31, 2003 attributable to our taxable REIT subsidiary was 107.9%.  The difference between the U.S. federal statutory tax rate of 35% and the effective tax rate was primarily state and local taxes, net of federal tax benefit, and compensation in excess of deductible limits.

The REIT has federal net operating loss carryforwards as of December 31, 2005 of approximately $4.2 million.  Such net operating loss carryforwards expire through 2021.  Due to an ownership change in January 1997 and another prior ownership change, a substantial portion of the net operating loss carryforwards are limited for federal income tax purposes. Any unused portion of such annual limitation can be carried forward to future periods.  We also have federal capital loss carryforwards as of December 31, 2005 of approximately $35.0 million that expire through 2008.  The utilization of these carryforwards would not reduce federal income taxes but would reduce required distributions to maintain REIT status.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes.

As we are operating in a manner to meet the qualifications to be taxed as a REIT for federal income tax purposes during the 2005 tax year, we do not expect we will be liable for income taxes or taxes on “built-in gain” on our assets at the federal and state level in future years, other than on our taxable REIT subsidiary. The amounts for 2005 and 2004 relate only to differences related to taxable earnings of our taxable REIT subsidiary.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Income Taxes, continued

The components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2005	2004
Fund II incentive management fees recognized for tax purposes not recorded for book, net	$1,842	$4,788
Unearned compensation expense for book purposes not recognized for tax	1,703	511
Other	434	324
	$3,979	$5,623

13.  Employee Benefit Plans

Employee 401(k) and Profit Sharing Plan

We sponsor a 401(k) and profit sharing plan that allows eligible employees to contribute up to 15% of their salary into the plan on a pre-tax basis, subject to annual limits.  We have committed to make contributions to the plan equal to 3% of all eligible employees’ compensation subject to annual limits and may make additional contributions based upon earnings.  Our contribution expense for the years ended December 31, 2005, 2004 and 2003, was $104,000, $99,000 and $103,000, respectively.

1997 Long-Term Incentive Stock Plan

Our 1997 second amended and restated long-term incentive stock plan permits the grant of nonqualified stock option, incentive stock option, restricted stock, stock appreciation right, performance unit, performance stock and stock unit awards.  A maximum of 505,525 shares of class A common stock may be issued during the fiscal year 2006 pursuant to awards under the incentive stock plan and the director stock plan (as discussed below) in addition to the shares subject to awards outstanding under the two plans at December 31, 2005.  The maximum number of shares that may be subject to awards to any employee during the term of the plan may not exceed 333,334 shares and the maximum amount payable in cash to any employee with respect to any performance period pursuant to any performance unit or performance stock award is $1.0 million.

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

Restricted stock may be granted under the long-term incentive stock plan with performance goals and periods of restriction as the board of directors may designate.  The performance goals may be based on the attainment of certain objective and/or subjective measures.  In 2004 and 2003, we issued 52,515 shares and 17,500 shares, respectively, of restricted stock at a weighted average price of $22.85 and $20.35 per share, respectively. In 2003 12,707 shares were canceled upon the resignation of employees prior to vesting. The shares of restricted stock issued in 2004 were split with one-half subject to performance and time vesting and one-half subject only to time vesting.  The performance and time based grants vest on January 26, 2008 if certain performance measures are met and the grantee is employed on that date.  The time vest only grants vest one-third on each of the following dates: January 26, 2005, January 26, 2006 and January 26, 2007.  The shares of restricted stock issued in 2003 vest one-third on each of the following dates: February 1, 2004, February 1, 2005 and February 1, 2006.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13.  Employee Benefit Plans, continued

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

The following table summarizes the activity under the long-term incentive stock plan for the years ended December 31, 2005, 2004 and 2003:

	Options Outstanding	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding at December 31, 2002	657,250	$12.375 -$30.00	$18.51
Granted in 2003	(18,445)	$12.375 - $18.00	15.20
Canceled in 2003	(121,337)	$12.375 -$30.00	18.51
Outstanding at December 31, 2003	517,468	$12.375 -$30.00	$19.09
Exercised in 2004	(56,079)	$12.375 -$18.00	14.52
Canceled in 2004	(2,391)	$15.000 -$15.90	15.48
Outstanding at December 31, 2004	458,998	$12.375 -$30.00	$19.67
Exercised in 2005	(83,815)	$12.375 -$30.00	18.75
Canceled in 2005	(22,223)	$30.00	30.00
Outstanding at December 31, 2005	352,960	$12.375 -$30.00	$19.23

At December 31, 2005, 2004 and 2003, options to purchase 352,960, 428,995 and 417,730 shares, respectively, were exercisable.  At December 31, 2005, the outstanding options have various remaining contractual lives ranging from 1.54 to 6.09 years with a weighted average life of 3.94 years.  The following table presents the options outstanding and exercisable at December 31, 2005 within price ranges:

Range for Exercise Prices per Share	Total Options Outstanding	Total Options Exercisable
$12.375 -$15.00	75,866	75,866
$15.01 -$18.00	190,426	190,426
$18.01 -$21.00	—	—
$21.01 -$24.00	—	—
$24.01 -$27.00	33,334	33,334
$27.01 -$30.00	53,334	53,334
Total	352,960	352,960

1997 Non-Employee Director Stock Plan

Our 1997 amended and restated non-employee director stock plan permits the grant of nonqualified stock option, restricted stock, stock appreciation right, performance unit, performance stock and stock unit awards.  A maximum of 505,525 shares of class A common stock may be issued during the fiscal year 2006 pursuant to awards under the director stock plan and the long-term incentive stock plan, in addition to the shares subject to awards outstanding under the two plans at December 31, 2005.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13.  Employee Benefit Plans, continued

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

The following table summarizes the activity under the director stock plan for the years ended December 31, 2005, 2004 and 2003:

	Options Outstanding	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding at January 1, 2003	85,002	$18.00-30.00	27.65
Granted in 2003	—	$—	—
Outstanding at December 31, 2003	85,002	$18.00-30.00	27.65
Granted in 2004	—	$—	—
Outstanding at December 31, 2004	85,002	$18.00-30.00	27.65
Granted in 2005	—	$—	—
Outstanding at December 31, 2005	85,002	$18.00-30.00	$27.65

At December 31, 2005, 2004 and 2003, all of the options outstanding were exercisable. At December 31, 2005, the outstanding options have a remaining contractual life of 1.54 years to 2.08 years with a weighted average life of 1.98 years.  16,668 of the options are priced at $18.00 and the remaining 68,334 are priced at $30.00.

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

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13.  Employee Benefit Plans, continued

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

On December 28, 2005, pursuant to the 2004 Plan, we issued 90,000 restricted shares in accordance with Mr. Plavin’s new employment agreement at a price of $30.95 per share, 50% of which will be subject to time vesting in eight equal quarterly increments commencing on March 31, 2007 and 50% of which will be issued as a performance compensation award and will vest on December 31, 2008 if the total shareholder return, measured from December 28, 2005 through December 28, 2008, is at least 13% per annum.

On July 15, 2004, pursuant to the 2004 Plan, we issued 218,818 restricted shares in accordance with Mr. Klopp’s new employment agreement at a price of $26.47 per share, 50% of which will be subject to time vesting in eight equal quarterly increments commencing on March 31, 2007 and 50% of which will be issued as a performance compensation award and will vest on December 31, 2008 if the total shareholder return, measured from January 1, 2004 through December 31, 2008, is at least 13% per annum.

A maximum of 691,182 shares of class A common stock may be issued during the fiscal year 2006 pursuant to awards under the 2004 Plan in addition to the shares subject to awards outstanding at December 31, 2005.

On February 4, 2005, pursuant to the Plan, we issued 56,073 shares to employees at a weighted average price of $32.49 per share. In 2005, 8,703 shares were canceled upon the resignation of employees prior to vesting. The shares of restricted stock issued in 2005 were split with one-half subject to performance and time vesting and one-half subject only to time vesting.  The performance based grants vest on February 4, 2009 if certain performance measures are met and the grantee is employed on that date.  The time based grants vest one-third on each of the following dates: February 4, 2006, February 4, 2007 and February 4, 2008.

14.  Fair Values of Financial Instruments

The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based upon estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  Statement of Financial Accounting Standards No. 107 excludes certain financial instruments and all non-financial instruments from our disclosure requirements.  Accordingly, the aggregate fair value amounts do not represent the underlying value of Capital Trust.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents: The carrying amount of cash on hand and money market funds is considered to be a reasonable estimate of fair value.

Commercial mortgage-backed securities: These investments are presented on a held to maturity basis and not at fair value.  The fair values were attained from a securities dealer.

Loans receivable, net: These instruments are presented at the lower of cost or market value and not at fair value. The fair values were estimated by using current institutional purchaser yield requirements for loans with similar credit characteristics.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14. Fair Values of Financial Instruments, continued

Total return swap: This instrument is presented at fair value. The fair value was obtained from a third party valuation.

Interest rate swap agreements: These instruments are presented at fair value. The fair value was obtained from a third party valuation.

Credit facility: The credit facility bears interest at rates that are similar to those available in the market currently.  Therefore, the carrying value is a reasonable estimate of fair value.

Repurchase obligations: The repurchase obligations bear interest at rates that are similar to those available in the market currently.  Therefore, the carrying value is a reasonable estimate of fair value.

Collateralized debt obligations: These obligations are presented on the basis of proceeds received at issuance and not at fair value. The fair value was estimated based upon the amount at which similar placed financial instruments would be valued today.

The carrying amounts of all assets and liabilities approximate the fair value except as follows (in thousands):

	December 31, 2005			December 31, 2004
	Carrying Amount	Face Value	Fair Value	Carrying Amount	Face Value	Fair Value
Financial Assets:
CMBS	$487,970	$494,474	$488,352	$247,765	$271,757	$247,765
Loans receivable	990,142	996,113	998,670	556,164	557,695	566,919
CDOs	823,744	821,245	819,406	252,778	252,778	252,778

15.  Supplemental Schedule of Non-Cash and Financing Activities

Interest paid on our outstanding debt for 2005, 2004 and 2003 was $34.3 million, $19.0 million and $19.0 million, respectively. Income taxes paid by us in 2005, 2004 and 2003 were $7,000, $2.4 million and $2.5 million, respectively.

16.  Transactions with Related Parties

Effective January 1, 2003, we entered into a consulting agreement with a director with a term of two years and five months that expired on May 31, 2005. During the years ended December 31, 2005, 2004 and 2003, we incurred expenses of $50,000, $120,000 and $120,000, respectively in connection with this agreement.

We pay Equity Group Investments, L.L.C. and Equity Risk Services, Inc., affiliates under common control of the chairman of the board of directors, for certain corporate services provided to us.  These services include consulting on insurance matters, risk management, and investor relations.  During the years ended December 31, 2005, 2004 and 2003, we incurred $49,000, $49,000 and $48,000, respectively, of expenses in connection with these services.

We pay Global Realty Outsourcing, Inc., a company in which we had an equity investment and upon which our president and chief executive officer served on its board of directors prior to the sale of the company, for consulting services relating to monitoring assets and evaluating potential investments.  During the years ended December 31, 2005, 2004 and 2003, we incurred $557,000, $568,000 and $147,000, respectively, of expenses in connection with these services.  On December 30, 2005 we sold our equity investment in Global Realty Outsourcing, Inc. which resulted in a $5.0 million gain. At December 31, 2005, we are indebted to Global Realty Outsourcing, Inc. for $57,400 which is included in accounts payable and accrued expenses.

We believe that the terms of the foregoing transactions are no less favorable than could be obtained by us from unrelated parties on an arm’s-length basis.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

17.  Commitments and Contingencies

Leases

We lease premises and equipment under operating leases with various expiration dates.  Minimum annual rental payments at December 31, 2005 are as follows (in thousands):

Years ending December 31:
2006	$975
2007	975
2008	488
$2,438

Rent expense for office space and equipment amounted to $959,000, $903,000 and $902,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Litigation

In the normal course of business, we are subject to various legal proceedings and claims, the resolution of which, in management’s opinion, will not have a material adverse effect on our consolidated financial position or our results of operations.

Employment Agreements

John R. Klopp serves as our chief executive officer and president pursuant to an employment agreement entered into on July 15, 1997, which terminated effective July 15, 2004, the effective date of his new employment agreement that was entered into as of February 24, 2004. The new employment agreement provides for Mr. Klopp’s employment as chief executive officer and president through December 31, 2008 (subject to earlier termination under certain circumstances).

Under the new employment agreement, Mr. Klopp receives a base salary and is eligible to receive annual performance compensation awards of cash and restricted shares of common stock.  As of the effective date of the new agreement, July 15, 2004, Mr. Klopp was granted an initial award of 218,818 restricted shares, 50% of which will be subject to time vesting in eight equal quarterly increments commencing on March 31, 2007 and 50% of which will be issued as a performance compensation award and will vest on December 31, 2008 if the total shareholder return, measured from January 1, 2004 through December 31, 2008, is at least 13% per annum.  As of the effective date, Mr. Klopp was also awarded performance compensation awards tied to the amount of cash we receive, if any, as incentive management fees from Fund III.   The agreement provides for severance payments under certain circumstances and contains provisions relating to non-competition during the term of employment, protection of our confidential information and intellectual property, and non-solicitation of our employees, which provisions extend for 24 months following termination in certain circumstances.

Effective December 28, 2005, we entered into an employment agreement with our chief operating officer, Mr. Stephen D. Plavin. The agreement provides for Mr. Plavin’s employment as chief operating officer through December 31, 2008 (subject to earlier termination under certain circumstances). Pursuant to the employment agreement, Mr. Plavin receives a base salary and is eligible to receive annual performance compensation awards of cash. As of the effective date of the new agreement, Mr. Plavin was granted an award of 90,000 restricted shares, 50% of which will be subject to time vesting in eight equal quarterly increments commencing on March 31, 2007 and 50% of which will be issued as a performance compensation award and will vest on December 31, 2008 if the total shareholder return, measured from December 28, 2005 through December 28, 2008, is at least 13% per annum.  As of the effective date, Mr. Plavin was also awarded performance compensation awards tied to the amount of cash we receive, if any, as incentive management fees from Fund III.   The agreement provides for severance payments under certain circumstances and contains provisions relating to non-competition during the term of employment, protection of our confidential information and intellectual property, and non-solicitation of our employees, which provisions extend for up to 18 months following termination in certain circumstances.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

18.    Segment Reporting

We have two reportable segments.  We have an internal information system that produces performance and asset data for our two segments along service lines.

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

The following table details each segment’s contribution to our overall profitability and the identified assets attributable to each such segment for the year ended and as of December 31, 2005, respectively (in thousands):

	Balance Sheet Investment	Investment Management	Inter-Segment Activities	Total
Income from loans and other investments:
Interest and related income	$86,200	$—	$—	$86,200
Less: Interest and related expenses on credit facility, term redeemable securities contract and repurchase obligations	(37,229)	—	—	(37,229)
Income from loans and other investments, net	48,971	—	—	48,971

Other revenues:
Management and advisory fees	—	19,053	(5,929)	13,124
Income/(loss) from equity investments in Funds	1,031	(1,253)	—	(222)
Gain on sale of investments	4,951	—	—	4951
Other interest income	471	90	(8)	553
Total other revenues	6,453	17,890	(5,937)	18,406

Other expenses:
General and administrative	10,352	17,516	(5,929)	21,939
Other interest expense	8	—	(8)	—
Depreciation and amortization	844	270	—	1,114
Total other expenses	11,204	17,786	(5,937)	23,053

Income before income taxes	44,220	104	—	44,324
Provision for income taxes	—	213	—	213
Net income	$44,220	$(109)	$—	$44,111

Total Assets	$1,558,260	$10,396	$(11,126)	$1,557,530

All revenues were generated from external sources within the United States.  The Investment Management segment earned fees of $5.9 million for management of the Lending and Investment segment and $8,000 for inter-segment interest for the year ended December 31, 2005, respectively, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the tables above.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

18. Segment Reporting, continued

The following table details each segment’s contribution to our overall profitability and the identified assets attributable to each such segment for the year ended and as of December 31, 2004, respectively (in thousands):

	Balance Sheet Investment	Investment Management	Inter-Segment Activities	Total
Income from loans and other investments:
Interest and related income	$46,561	$—	$—	$46,561
Less: Interest and related expenses on credit facility, term redeemable securities contract and repurchase obligations	(13,724)	—	—	(13,724)
Less: Interest and related expenses on convertible junior subordinated debentures	(6,417)	—	—	(6,417)
Income from loans and other investments, net	26,420	—	—	26,420

Other revenues:
Management and advisory fees	—	11,477	(3,624)	7,853
Income/(loss) from equity investments in Funds	2,746	(339)	—	2,407
Gain on sale of investments	300	—	—	300
Special servicing fees	—	10	—	10
Other interest income	62	287	(271)	78
Total other revenues	3,108	11,435	(3,895)	10,648

Other expenses:
General and administrative	6,581	12,272	(3,624)	15,229
Other interest expense	271	—	(271)	—
Depreciation and amortization	845	255	—	1100
Unrealized loss on available-for-sale securities for other-than-temporary impairment	5,886	—	—	5,886
Recapture of allowance for possible credit losses	(6,672)	—	—	(6,672)
Total other expenses	6,911	12,527	(3,895)	15,543

Income before income taxes	22,617	(1,092)	—	21,525
Provision for income taxes	—	(451)	—	(451)
Net income	$22,617	$(641)	$—	$21,976

Total Assets	$876,032	$13,402	$(11,668)	$877,766

All revenues were generated from external sources within the United States.  The Investment Management segment earned fees of $3.6 million for management of the Lending and Investment segment and $271,000 for inter-segment interest for the year ended December 31, 2004, respectively, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the tables above.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

19.  Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2005, 2004 and 2003 (in thousands except per share data):

	March 31	June 30	September 30	December 31

2005
Revenues	$22,203	$21,967	$24,872	$35,564
Net income	$9,150	$8,848	$9,799	$16,314
Net income per share of common stock:
Basic	$0.61	$0.59	$0.65	$1.07
Diluted	$0.60	$0.58	$0.64	$1.06

2004
Revenues	$11,504	$11,942	$15,209	$18,554
Net income	$3,052	$3,531	$5,858	$9,535
Net income per share of common stock:
Basic	$0.46	$0.48	$0.51	$0.63
Diluted	$0.46	$0.47	$0.50	$0.63

2003
Revenues	$11,139	$10,652	$14,517	$11,537
Net income	$2,545	$2,586	$4,786	$3,608
Net income per share of common stock:
Basic	$0.46	$0.46	$0.74	$0.55
Diluted	$0.46	$0.46	$0.66	$0.54

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

20.  Subsequent Event

On February 10, 2006, we sold $50 million of trust preferred securities through our subsidiary, CT Preferred Trust I, in a private transaction exempt from registration under the Securities Act of 1933, as amended.  The Trust Preferred Securities have a 30-year term ending April 2036, are redeemable at par on or after April 30, 2011 and pay distributions at a fixed rate of 7.45% for the first ten years ending April 2016 and thereafter, at a floating rate of three month LIBOR plus 2.65%.  The assets of CT Preferred Trust I consist solely of $51.6 million of junior subordinated notes concurrently issued by us with terms that mirror the Trust Preferred Securities in exchange for the $51.6 million of proceeds from the issuance of the (i) trust preferred securities and (ii) undivided common beneficial interests in the assets of CT Preferred Trust I purchased by us.

On February 13, 2006, we announced our fourth collateralized debt obligation which we refer to as CDO IV.  CDO IV is secured by a $490 million portfolio of CMBS and other commercial real estate debt.  The collateral is comprised of $186 million of assets which we own and $304 million of CMBS that we will purchase in connection with the closing of CDO IV.  We expect to sell $431 million of floating rate CDO notes to third parties and retain all of the below investment grade notes and issuer equity.

Capital Trust, Inc. and Subsidiaries

Schedule IV – Mortgage Loans on Real Estate
As of December 31, 2005

(Dollars in thousands)

Type of Loan/Borrower	Description/Location	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms (1)	Prior Liens (2)	Face Amount of Loans	Carrying Amount of Loans

First Mortgage Loans:
All other first mortgage loans individually less than 3%					$—	$74,471	$69,509
Total first mortgage loans					—	74,471	69,509

Mezzanine Loans:
Borrower A	Office/New York	11.67%	7/11/2009	P&I	110,441	48,244	48,244
Borrower B	Hotel/Various	LIBOR + 7.25%	9/11/2010	IO	1,655,307	31,410	31,410
All other mezzanine loans individually less than 3%					2,157,152	270,062	266,108
Total mezzanine loans					3,922,900	349,716	345,762

B Notes:
Borrower C	Retail/Various	LIBOR + 2.60%	1/9/2010	IO	101,000	45,507	45,507
Borrower D	Hotel/Various	LIBOR + 2.60%	10/11/2009	IO	65,993	34,300	34,300
Borrower E	Office/Boston, Ma	LIBOR + 2.76%	11/5/2009	IO	172,860	32,140	32,140
All other B notes individually less than 3%					2,952,024	464,941	462,924
Total B notes					3,291,877	576,888	574,871

Total loans					$7,214,777	$1,001,075	$990,142

Explanatory Notes:

(1)          P&I = principal and interest, IO = interest only

(2)          Represents only third-party liens

S-1