Form 10-Q
period 2006-03-31
CAPITAL TRUST INC
filed 2006-05-04
CIK 1061630

To be filed with the Securities and Exchange Commission on May 4, 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes       No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of outstanding shares of the registrant's class A common stock, par value $0.01 per share, as of May 4, 2006 was 15,325,277.

CAPITAL TRUST, INC.

INDEX

Part I.	Financial Information

Item 1:	Financial Statements	1

Consolidated Balance Sheets – March 31, 2006 (unaudited) and December 31, 2005 (audited)	1

Consolidated Statements of Income - Three Months Ended March 31, 2006 and 2005 (unaudited)	2

Consolidated Statements of Changes in Shareholders' Equity - Three Months Ended March 31, 2006 and 2005 (unaudited)	3

Consolidated Statements of Cash Flows - Three Months Ended March 31, 2006 and 2005 (unaudited)	4

Notes to Consolidated Financial Statements (unaudited)	5

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4:	Controls and Procedures	25

Part II.	Other Information

Item 1:	Legal Proceedings	26

Item 1A:	Risk Factors	26

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3:	Defaults Upon Senior Securities	26

Item 4:	Submission of Matters to a Vote of Security Holders	26

Item 5:	Other Information	26

Item 6:	Exhibits	27

Signatures	29

Capital Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2006 and December 31, 2005

(in thousands)

	March 31,	December 31,
	2006	2005
	(unaudited)	(audited)

Assets

Cash and cash equivalents	$5,203	$24,974
Restricted cash	3,455	1,264
Commercial mortgage-backed securities	814,873	487,970
Loans receivable	1,030,339	990,142
Total return swaps	5,138	4,000
Equity investment in CT Mezzanine Partners II LP ("Fund II"), CT MP II LLC ("Fund II GP") and CT Mezzanine Partners III, Inc. ("Fund III") (together "Funds")	14,307	14,301
Deposits and other receivables	3,994	5,679
Accrued interest receivable	10,912	9,437
Interest rate hedge assets	7,677	2,273
Deferred income taxes	4,104	3,979
Prepaid and other assets	18,316	13,511
Total assets	$1,918,318	$1,557,530

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued expenses	$17,895	$24,957
Repurchase obligations	247,881	369,751
Collateralized debt obligations ("CDOs")	1,253,068	823,744
Junior subordinated debentures held by trust that issued trust preferred securities	51,550	—
Deferred origination fees and other revenue	296	228
Total liabilities	1,570,690	1,218,680

Commitments and contingencies

Shareholders' equity:
Class A common stock, $0.01 par value, 100,000 shares authorized, 14,872 and 14,870 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively ("class A common stock")	149	149
Restricted class A common stock, $0.01 par value 454 and 404 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively ("restricted class A common stock" and together with class A common stock, "common stock")	5	4
Additional paid-in capital	327,191	326,299
Accumulated other comprehensive gain	21,012	14,879
Accumulated deficit	(729)	(2,481)
Total shareholders' equity	347,628	338,850

Total liabilities and shareholders' equity	$1,918,318	$1,557,530

See accompanying notes to unaudited consolidated financial statements.

Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended March 31, 2006 and 2005

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,

	2006	2005
Income from loans and other investments:
Interest and related income	$31,633	$15,696
Less: Interest and related expenses	17,269	5,752

Income from loans and other investments, net	14,364	9,944

Other revenues:
Management and advisory fees from Funds	736	7,904
Income/(loss) from equity investments in Funds	319	(1,422)
Other interest income	231	25
Total other revenues	1,286	6,507

Other expenses:
General and administrative	5,126	5,755
Depreciation and amortization	276	279
Total other expenses	5,402	6,034

Income before income taxes	10,248	10,417
(Benefit)/provision for income taxes	(701)	1,267

Net income allocable to common stock	$10,949	$9,150

Per share information:
Net earnings per share of common stock
Basic	$0.72	$0.61
Diluted	$0.71	$0.60

Weighted average shares of common stock outstanding
Basic	15,304,948	15,087,753
Diluted	15,519,336	15,320,451

Dividends declared per share of common stock	$0.60	$0.55

See accompanying notes to unaudited consolidated financial statements.

Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

For the Three Months Ended March 31, 2006 and 2005

(in thousands)

(unaudited)

			Restricted			Accumulated
		Class A	Class A	Additional		Other
	Comprehensive	Common	Common	Paid-In	Unearned	Comprehensive	Accumulated
	Income/(Loss)	Stock	Stock	Capital	Compensation	Income/(Loss)	Deficit	Total

Balance at January 1, 2005		$148	$3	$321,937	$—	$3,815	$(9,406)	$316,497
Net income	$9,150	—	—	—	—	—	9,150	9,150
Unrealized gain on derivative financial instruments	3,038	—	—	—	—	3,038	—	3,038
Unrealized loss on available-for-sale securities	(2,889)	—	—	—	—	(2,889)	—	(2,889)
Sale of shares of class A common stock under stock option agreements	—	—	—	133	—	—	—	133
Restricted class A common stock earned	—	—	—	578	—	—	—	578
Dividends declared on class A common stock	—	—	—	—	—	—	(8,315)	(8,315)
Balance at March 31, 2005	$9,299	$148	$3	$322,648	$—	$3,964	$(8,571)	$318,192

Balance at January 1, 2006		$149	$4	$326,299	$—	$14,879	$(2,481)	$338,850
Net income	$10,949	—	—	—	—	—	10,949	10,949
Unrealized gain on derivative financial instruments	5,404	—	—	—	—	5,404	—	5,404
Amortization of unrealized gain on securities	(405)	—	—	—	—	(405)	—	(405)
Sale of shares of common stock under stock option agreements	—	—	—	28	—	—	—	28
Deferred gain on settlement of swap, net of amortization	—	—	—	—	—	1,134	—	1,134
Restricted class A common stock earned	—	—	1	864	—	—	—	865
Dividends declared on common stock	—	—	—	—	—	—	(9,197)	(9,197)
Balance at March 31, 2006	$15,948	$149	$5	$327,191	$—	$21,012	$(729)	$347,628

See accompanying notes to unaudited consolidated financial statements.

Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three months ended March 31, 2006 and 2005

(in thousands)

(unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$10,949	$9,150
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(125)	1,884
Depreciation and amortization	276	279
(Income)/loss from equity investments in Funds	(319)	1,422
Distributions from equity investments in Funds	52	—
Restricted class A common stock earned	864	577
Amortization of premiums and accretion of discounts on loans and investments, net	(302)	(214)
Amortization of deferred gains on interest rate hedges	(52)	—
Changes in assets and liabilities, net:
Deposits and other receivables	1,685	(431)
Accrued interest receivable	(1,475)	(1,094)
Prepaid and other assets	(591)	991
Deferred origination fees and other revenue	68	(510)
Accounts payable and accrued expenses	(4,040)	(1,521)
Net cash provided by operating activities	6,990	10,533

Cash flows from investing activities:
Purchases of commercial mortgage-backed securities	(335,376)	(5,000)
Principal collections on and proceeds from sale of commercial mortgage-backed securities	8,113	6,090
Origination and purchase of loans receivable	(102,385)	(201,124)
Principal collections on loans receivable	62,367	87,047
Equity investments in Funds	16	(1,760)
Return of capital from Funds	—	481
Purchase of total return swap	(1,138)	—
Increase in restricted cash	(2,191)	(8,219)
Purchases of equipment and leasehold improvements	—	(6)
Net cash used in investing activities	(370,594)	(122,491)

Cash flows from financing activities:
Proceeds from repurchase obligations	107,235	195,694
Repayment of repurchase obligations	(229,105)	(306,901)
Proceeds from credit facilities	—	24,900
Repayment of credit facilities	—	(90,076)
Issuance of junior subordinated debentures	51,550	—
Purchase of common equity in CT Preferred Trust I	(1,550)	—
Proceeds from issuance of CDOs	429,398	298,913
Settlement of interest rate hedge	1,186	—
Payment of deferred financing costs	(2,691)	(5,514)
Dividends paid on class A common stock	(12,219)	(7,526)
Sale of shares of class A common stock under stock option agreements	29	133
Net cash provided by financing activities	343,833	109,623

Net decrease in cash and cash equivalents	(19,771)	(2,335)
Cash and cash equivalents at beginning of year	24,974	24,583
Cash and cash equivalents at end of period	$5,203	$22,248

See accompanying notes to unaudited consolidated financial statements

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

1.	Organization

References herein to “we,” “us” or “our” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a fully integrated, self-managed finance and investment management company that specializes in credit-sensitive structured financial products. To date, our investment programs have focused on loans and securities backed by income-producing commercial real estate assets. We invest for our own account and for private equity funds that we manage on behalf of third parties. From the commencement of our finance business in 1997 through March 31, 2006 we have completed $6.3 billion of investments both directly and on behalf of our managed funds. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes and we are headquartered in New York City.

In December 2002, we elected to be taxed as a real estate investment trust (“REIT”) beginning with the 2003 tax year. In view of our election to be taxed as a REIT, we have tailored our balance sheet investment program to originate or acquire loans and investments to produce a portfolio that meets the asset and income tests necessary to maintain qualification as a REIT.

All dividends declared during the periods presented were ordinary income.

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2006.

Principles of Consolidation

The accompanying unaudited consolidated interim financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries and our interests in variable interest entities in which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. Our interest in CT Preferred Trust I (see Note 7) is accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that CT Preferred Trust I is a variable interest entity in which we are not the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46 (“FIN46”). We account for our interests in the private equity funds we co-sponsor and manage, CT Mezzanine Partners II LP and CT Mezzanine Partners III, Inc. ( the “Funds”) under the equity method of accounting. As such, we report a percentage of the earnings of the Funds equal to our ownership percentage on a single line item in the consolidated statement of operations as income from equity investments in the Funds. Our accounting and reporting policies conform in all material respects to accounting principles generally accepted in the United States. Certain prior period amounts have been reclassified to conform to current period classifications.

Revenue Recognition

Interest income for our loans receivable and total return swaps is recognized over the life of the investment using the effective interest method and recorded on the accrual basis. Fees, premiums, discounts and direct costs in connection with these investments are deferred until the loan is advanced and are then recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration. Income recognition is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Fees from investment management services and special servicing are recognized when earned on an accrual basis. Fees from professional advisory services are generally recognized at the point at which all of our services have been performed and no significant contingencies exist with respect to entitlement to payment. Fees from asset management services are recognized as services are rendered.

Restricted Cash

Restricted cash of $3.5 million at March 31, 2006 is on deposit with the trustee for our reinvesting CDOs and will be used to purchase replacement collateral for the reinvesting CDOs.

Commercial Mortgage Backed Securities (“CMBS”)

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

We classify our investments pursuant to SFAS No. 115 on the date of acquisition of the investment. On August 4, 2005, we made a decision to change the accounting classification of our CMBS investments from available for sale to held to maturity. Held to maturity investments will be stated at cost plus the amortization of any premiums or discounts and any premiums or discounts will be amortized through the income statement using the level yield method. Other than in the instance of impairment, these held to maturity investments will be shown in our financial statements at their adjusted values pursuant to the methodology described above. We may from time to time invest in commercial mortgage-backed securities and certain other securities which may be classified as available-for-sale. Available-for-sale securities are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income/(loss) in shareholders’ equity. Many of these investments are relatively illiquid and management must estimate their values.

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

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

Management must also assess whether unrealized losses on securities reflect a decline in value that is other than temporary, and, accordingly, write down the impaired security to its fair value, through a charge to earnings. We have assessed our securities to first determine whether there is an indication of possible other-than-temporary impairment and then where an indication exists to determine if other-than-temporary impairment did in fact exist. Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectibility of the principal and interest, net of related expenses, on the underlying loans.

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

Repurchase Obligations

In certain circumstances, we have financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty. We currently record these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under any repurchase agreement as a liability on our consolidated balance sheet. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated income statement. There is a view under consideration by industry participants, based upon a technical interpretation of SFAS 140, that these transactions will not qualify as a purchase by us. We believe, consistent with industry practice, that we are accounting for these transactions in an appropriate manner; however, if these investments do not qualify as a purchase under SFAS 140, we would be required to present the net investment on our balance sheet together with an embedded derivative with the corresponding change in fair value of the derivative being recorded in the income statement. The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty. Furthermore, hedge instruments related to these assets and liabilities, currently deemed effective, may no longer be effective and may have to be accounted for as non hedge derivatives. As of March 31, 2006 we had entered into ten such transactions, with a book value of the associated assets of $232.1 million financed with repurchase obligations of $108.1 million.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

Adoption of the aforementioned treatment would result in a reduction in total assets and liabilities on our consolidated balance sheet of $124.1 million and $71.1 million at March 31, 2006 and December 31, 2005, respectively.

Derivative Financial Instruments

In the normal course of business, we use derivative financial instruments to manage, or hedge, cash flow variability caused by interest rate fluctuations. Specifically, we use interest rate swaps to effectively convert variable rate debt, that is financing fixed rate assets, to fixed rate debt. The differential to be paid or received on these agreements is recognized on the accrual basis as an adjustment to the interest expense related to debt. The swap agreements are generally held-to-maturity, and in cases where they are terminated early any gain or loss is generally amortized over the remaining life of the hedged item. We do not use any derivative financial instruments for trading purposes.

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

Reclassifications

Certain reclassifications have been made in the presentation of the prior periods consolidated financial statements to conform to the March 2006 presentation.

New Accounting Pronouncements

In March 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” Statement of Financial Accounting Standards No. 156 requires: 1) an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain conditions, 2) all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and 3) permits an entity to choose either the amortization method or the fair value measurement method for subsequent measurement of each class of separately recognized servicing assets and servicing liabilities. The Statement is effective January 1, 2007 for the company. We do not believe that adoption of Statement of Financial Accounting Standard No. 156 will have a material impact on our future financial results.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

In February 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. Statement of Financial Accounting Standard No. 155: 1) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, 2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, 3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an imbedded derivative requiring bifurcation, 4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and 5) amends Statement 140 to eliminate the prohibition on an qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest in other than another derivative financial instrument. The Statement is effective January 1, 2007 for the company. We are currently evaluating the effect Statement of Financial Accounting Standard No. 155 will have on our future financial results.

3.	Commercial Mortgage-Backed Securities

During the three months ended March 31, 2006, we made 31 investments in 26 separate issues of commercial mortgage-backed securities, or CMBS, with a total purchase price of $335.4 million ($337.1 million face value). All 31 earn interest at fixed rates with a weighted average coupon of 6.18%.

At March 31, 2006, we held 74 investments in 56 separate issues of commercial mortgage-backed securities with an aggregate face value of $855.6 million. Commercial mortgage-backed securities with a face value of $98.7 million earn interest at a weighted average coupon of LIBOR plus 2.50% (7.34% at March 31, 2006). The remaining commercial mortgage-backed securities, $756.9 million face value, earn interest at a weighted average fixed coupon of 6.62% of the face value. We purchased the commercial mortgage-backed securities at a net discount of $51.7 million. We expect to recover, net of anticipated losses and other than temporary impairments, $823.5 million. As of March 31, 2006, the remaining net discount to be amortized into income over the remaining lives of the securities was $19.8 million. At March 31, 2006, with discount amortization, the commercial mortgage-backed securities earn interest at a blended rate of 7.24% of the adjusted cost net of the unamortized discount. As of March 31, 2006, the securities were carried at an adjusted cost of $814.9 million, reflecting a $11.2 million unrealized gain to their amortized cost. The CMBS mature at various dates from June 2006 to July 2027. At March 31, 2006, the expected average life for the CMBS portfolio was 94 months.

At March 31, 2006, we had one CMBS investment that we designated and account for on an available-for-sale basis with a face value of $10.0 million. The security earns interest at a rate of 8.00%. As of March 31, 2006, the security was carried at its fair market value of $10.5 million. The investment matures in February 2010.

During the fourth quarter of 2004, we concluded that two of our CMBS investments had incurred other-than-temporary impairment and we incurred a charge of $5.9 million through the income statement. At March 31, 2006 we believe there has not been any adverse change in cash flows since December 31, 2004, therefore we did not recognize any other-than-temporary impairment on any CMBS investments. Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectibility of the principal and interest, net of related expenses, on the underlying loans.

4.	Loans Receivable

During the three months ended March 31, 2006, we originated two mortgage loans for $13.4 million, three property mezzanine loans for $79.0 million and one B Note for $10.0 million. Five of the loans we originated this quarter with a balance of $98.4 million bear interest at floating rates, at a weighted average coupon of LIBOR plus 5.56% (10.39% at March 31, 2006). One loan with a balance of $4.0 million bears interest at a fixed coupon of 8.56%. We also received partial repayments on two mortgages, eight property mezzanine loans and 13 B Notes totaling $10.0 million. In addition one first mortgage loan and eight B Notes totaling $52.3 million were satisfied and repaid. We have no outstanding unfunded loan commitments at March 31, 2006.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

At March 31, 2006 and December 31, 2005, our loans receivable consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Mortgage loans	$69,925	$69,509
Property mezzanine loans	418,607	345,762
B Notes	541,807	574,871
	1,030,339	990,142
Less: reserve for possible credit losses	—	—
Total loans	$1,030,339	$990,142

We continue to have one defaulted loan, an $8.0 million first mortgage at March 31, 2006. We received $288,000 in cash on the loan during the quarter. The cash collections reduced the carrying value to $2.7 million at March 31, 2006.

At March 31, 2006, the weighted average coupons for our performing loans receivable were as follows:

Mortgage loans	8.12%
Property mezzanine loans	9.28%
B Notes	8.07%
Total loans	8.57%

At March 31, 2006, $859.6 million (84%) of our performing loans bear interest at floating rates ranging from LIBOR plus 1.64% to LIBOR plus 7.25%. The remaining $168.0 million (16%) of performing loans bear interest at fixed rates ranging from 6.12% to 11.67%.

Quarterly, we reevaluate the reserve for possible credit losses based upon our current portfolio of loans. At March 31, 2006, a detailed review of the entire portfolio was completed, and we concluded that a reserve for possible credit losses was not warranted.

5.	Total Return Swaps

During the three months ended March 31, 2006, we entered into one total return swap agreement. Under the terms of the agreement, we have posted $1.1 million of cash collateral for a synthetic interest in a $7.6 million participation in a revolving credit facility, which we refer to as the reference participation. We have an unfunded commitment of $1.9 million of cash collateral for an additional $12.4 million synthetic interest in the reference participation. We earn interest at LIBOR flat on the cash collateral balance and LIBOR plus a spread (2.00% at March 31, 2006) on the reference participation. We pay LIBOR plus 0.35% on the reference participation. The net interest payment due to us on the total return swap equates to a yield of LIBOR plus 11.00% on our cash collateral. In addition, we earned a 0.38% upfront fee on the referenced participation and there is a 0.50% fee on the unused portion of the reference loan during its term. If the reference loan was to default, we would be required to purchase the entire reference participation, thereby eliminating the total return swap agreement.

At March 31, 2006 and December 31, 2005, our total return swaps consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Cash collateral	$5,138	$4,000
Reference loan/participation	$27,589	$20,000
Fair market value	$5,138	$4,000

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

At March 31, 2006, the total return swaps have a combined cash coupon, excluding fees and expenses, of LIBOR plus 13.14% on the collateral we have posted. The total return swaps are treated as non-hedge derivatives for accounting purposes and, as such, changes in their market value are recorded through the income statement.

6.	Equity Investment in Funds

Pursuant to a venture agreement with Citigroup Alternative Investments, LLC, which was amended in 2003, we co-sponsor two funds; CT Mezzanine Partners II LP and CT Mezzanine Partners III, Inc., which we refer to as Fund II and Fund III, respectively (collectively the “Funds”). We are an investor in the Funds and our wholly-owned subsidiary, CT Investment Management Co., LLC, serves as the exclusive investment manager to the Funds. The Funds have concluded their respective investment periods and are liquidating in the ordinary course.

Activity relating to our equity investment in funds for the three months ending March 31, 2006 was as follows (in thousands):

March 31, 2006
Beginning balance	$10,244
Capital contribution	—
Company portion of fund income	319
Amortization of capitalized costs	(38)
Distributions from funds	(64)
Ending balance	$10,461

In accordance with the limited partnership agreement of Fund II, Fund II GP may earn incentive compensation when certain returns are achieved for the limited partners of Fund II, which will be accrued if and when earned. During the three months ended March 31, 2006 we received $128,000 in incentive compensation.

Investment Costs Capitalized

In connection with entering into the venture agreement and related fund business, we capitalized certain formation costs. These costs are being amortized over the expected life of the fund business and related Citigroup venture agreement (10 years). There are four years remaining under the agreement. The activity for these investment costs for the three months ended March 31, 2006 was as follows (in thousands):

March 31, 2006
Beginning balance	$4,057
Costs capitalized	—
Amortization of capitalized costs	(211)
Ending balance	$3,846

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

7.	Debt

At March 31, 2006 and December 31, 2005 we had approximately $1.6 billion and $1.2 billion, respectively, of total debt outstanding. The balances of each category of debt and their respective all-in effective cost, including the amortization of fee and expenses, as of March 31, 2006 and December 31, 2005 were as follows (in thousands):

	March 31, 2006		December 31, 2005
	Debt Balance	All-In Cost	Debt Balance	All-In Cost
Repurchase obligations.........	$ 247,881	6.27%	$ 369,751	5.57%

Collateralized debt obligations
CDO I...........................	252,778	5.87%	252,778	5.43%
CDO II.........................	298,913	5.54%	298,913	5.10%
CDO III........................	271,980	5.25%	272,053	5.25%
CDO IV........................	429,397	5.64%	N/A	N/A
Total CDOs.................	1,253,068	5.58%	823,744	5.25%

Junior subordinated debentures	51,550	7.45%	N/A	N/A

Total...........................	$1,552,499	5.75%	$1,193,495	5.35%

Repurchase Obligations

At March 31, 2006 we were a party to eight repurchase agreements with six counterparties and total commitments of $900.0 million. At quarter end we borrowed $247.9 million under these agreements and had the ability to borrow $112.0 million without pledging additional collateral.

In February 2006, we amended and restated our repurchase agreements with Bear Stearns increasing the combined commitment by $75 million to $200 million. The agreements expire in August 2008 and are designed to finance on a recourse basis our general investment activity as well as assets designated for one or more of our CDOs. Under the agreements, advance rates are up to 85.0% and cash costs of funds range from LIBOR plus 0.55% to LIBOR plus 2.00%. At March 31, 2006, we had incurred borrowings under the agreements of $100.5 million and had the ability to borrow an additional $20.4 million against the assets collateralizing the agreement.

In March 2006, we extended our $200 million repurchase agreement with Liquid Funding, LTD., an affiliate of Bear Stearns. The agreement, which we originally entered into in February 2002, is designed to provide us with non-recourse financing for our general securities investment activity. Under the agreement, advance rates are up to 85.0% and cash costs of funds range from LIBOR plus 0.40% to LIBOR plus 1.70%. At March 31, 2006, we had no borrowings under the agreement.

In March 2006, we entered into a loan specific repurchase obligation representing borrowings of $6.0 million with Lehman Brothers. The term of the obligation is one year and the advance rate is 60.0% with a cash cost of LIBOR plus 2.50%.

In certain circumstances, we have financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty. We currently record these investments in the same manner as other

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under any repurchase agreement as a liability on our consolidated balance sheet. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated income statement. There is discussion, based upon a technical interpretation of SFAS 140, that these transactions will not qualify as a purchase by us. We believe, and it is industry practice, that we are accounting for these transactions in an appropriate manner, however, if these investments do not qualify as a purchase under SFAS 140, we would be required to present the net investment on our balance sheet together with an embedded derivative with the corresponding change in fair value of the derivative being recorded in the income statement. The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty. Furthermore, hedge instruments related to these assets and liabilities, currently deemed effective, may no longer be effective and may have to be accounted for as non hedge derivatives. As of March 31, 2006 we had entered into ten such transactions, with a book value of the associated assets of $232.1 million financed with repurchase obligations of $108.1 million. Adoption of the aforementioned treatment would result in a reduction in total assets and liabilities on our consolidated balance sheet of $124.1 million and $71.1 million at March 31, 2006 and December 31, 2005, respectively.

Collateralized Debt Obligations

At March 31, 2006, we had CDOs outstanding from four separate issuances with a total face value of $1.3 billion. Our CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet at $1.3 billion, representing the amortized sales price of the securities sold to third parties. In total, our two floating rate reinvesting CDOs provide us with $551.7 million of debt financing at a stated average interest rate of LIBOR plus 0.55% (5.38% at March 31, 2006) and an all-in effective rate (including the amortization of issuance costs) of LIBOR plus 0.87% (5.70% at March 31, 2006). Our static CDOs provide us with $701.4 million of financing with a cash cost of 5.35% and an all-in effective interest rate of 5.49%. On a combined basis, our CDOs provide us with $1.3 billion of non-recourse, non-mark-to-market, index matched financing at a weighted average cash credit spread of 0.49% over the applicable index (5.38% at March 31, 2006) and a weighted average all-in cost of 0.69% over the applicable index (5.58% at March 31, 2006).

In March 2006, we issued our fourth CDO, which we refer to as CDO IV, issuing and selling to third party private investors $429.4 million of notes rated AAA through BBB- and retaining all of the below investment grade notes, as well as the equity in the CDO issuers. CDO IV is collateralized by a pool of $488.6 million (face value) of CMBS and other commercial real estate debt. The securitization is a static pool CDO, and as such it provides for the amortization of the CDO notes rather than reinvestment with principal proceeds from collateral repayments. $16.7 million of the notes sold are fixed rate notes and $412.7 million are floating rate. The structure includes an amortizing interest rate swap which effectively converts the floating rate payments to a fixed rate payment. We have the option to call the entire financing beginning in March 2011. As a financing, CDO IV has a cash cost of 5.52% and including the amortization of fees and expenses, the all in effective cost is 5.64%.

Junior Subordinated Debentures

In February 2006, we sold $50 million of trust preferred securities through our subsidiary, CT Preferred Trust I, in a private transaction exempt from registration under the Securities Act of 1933, as amended. The trust preferred securities have a 30-year term ending April 2036, are redeemable at par on or after April 30, 2011 and pay distributions at a fixed rate of 7.45% for the first ten years ending April 2016, and thereafter, at a floating rate of three month LIBOR plus 2.65%. The assets of CT Preferred Trust I consist solely of $51.6 million of junior subordinated notes concurrently issued by us with terms that mirror the trust preferred securities in exchange for the $51.6 million of proceeds from the issuance of the (i) trust preferred securities and (ii) undivided common beneficial interests in the assets of CT Preferred Trust I purchased by us.

Our interest in CT Preferred Trust I is accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that CT Preferred Trust I is a variable interest entity under FIN46 and that we are not the primary beneficiary of the entity.  Interest on the junior subordinated debentures is included in interest expense on our consolidated income statements while the junior subordinated notes are presented as a separate item in our consolidated balance sheet.

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

During the quarter, we entered into four new cash flow hedge agreements with a total notional balance of $358.6 million. Additionally, during the three months ended March 31, 2006, we received $1.2 million from counterparties in settlement of six interest rate swaps. Recognition of these settlements has been deferred and is being amortized over the remaining life of the previously hedged item using an approximation of the level yield basis.

The following table summarizes the notional and fair values of our derivative financial instruments as of March 31, 2006. The notional value provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk (in thousands):

Hedge	Type	Notional Value	Interest Rate	Maturity	Fair Value
Swap	Cash Flow Hedge	$343,593	5.10%	2015	$3,349
Swap	Cash Flow Hedge	74,094	4.58%	2014	2,406
Swap	Cash Flow Hedge	19,154	3.95%	2011	1,063
Swap	Cash Flow Hedge	16,894	4.83%	2014	451
Swap	Cash Flow Hedge	8,007	4.77%	2011	104
Swap	Cash Flow Hedge	7,062	5.10%	2016	74
Swap	Cash Flow Hedge	6,328	4.78%	2007	38
Swap	Cash Flow Hedge	5,438	3.12%	2007	130
Swap	Cash Flow Hedge	5,104	5.18%	2016	26
Swap	Cash Flow Hedge	4,134	4.76%	2007	26
Swap	Cash Flow Hedge	2,870	5.08%	2011	10
Total/Weighted Average		$492,678	4.93%	2014	$7,677

As of March 31, 2006, the derivative financial instruments were reported at their fair value of $7.7 million as interest rate hedge assets. Income and expense associated with these instruments is recorded as interest expense on the company’s income statement.

9.	Earnings Per Share

The following table sets forth the calculation of Basic and Diluted EPS for the three months ended March 31, 2006 and 2005. (In thousands, except share and per share amounts)

	Three months Ended March 31, 2006			Three months Ended March 31, 2005
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS:
Net earnings per share of common stock	$ 10,949	15,304,948	$ 0.72	$ 9,150	15,087,753	$ 0.61

Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	214,388		—	232,698

Diluted EPS:
Net earnings per share of common stock and assumed conversions	$ 10,949	15,519,336	$ 0.71	$ 9,150	15,320,451	$ 0.60

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

10.	Income Taxes

We made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ended December 31, 2003. As a REIT, we are generally not subject to federal income tax. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on taxable income at regular corporate rates. Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income. At March 31, 2006, we were in compliance with all REIT requirements.

During the three months ended March 31, 2006, we recorded $701,000 of income tax benefit for a $1.4 million loss attributable to our taxable REIT subsidiary. Our effective tax rate for the three months ended March 31, 2006 attributable to the taxable REIT subsidiary was 48.6%.

11.	Shareholders’ Equity

On March 15, 2006, we declared a dividend of approximately $9.2 million, or $0.60 per share of common stock applicable to the three-month period ended March 31, 2006, which was paid on April 14, 2006 to shareholders of record on March 31, 2006.

12.	Employee Benefit Plans

Second Amended and Restated 1997 Long-Term Incentive Stock Plan

During the three months ended March 31, 2006, we did not issue any options to acquire shares of class A common stock.

The following table summarizes the option activity under the incentive stock plan for the quarter ended March 31, 2006:

	Options Outstanding	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding at January 1, 2006	352,960	$12.375 - $30.00	$ 19.23
Granted in 2006	—	—	—
Exercised in 2006	(1,836)	$12.375 - $18.00	$ 15.78
Canceled in 2006	—	—	—
Outstanding at March 31, 2006	351,124	$12.375 - $30.00	$ 19.25

At March 31, 2006, all of the options were exercisable. At March 31, 2006, the outstanding options had various remaining contractual exercise periods ranging from 1.29 to 5.84 years with a weighted average life of 3.69 years.

Amended and Restated 2004 Long-Term Incentive Plan

During the first quarter of 2006, we issued 49,994 shares of common stock to employees as incentive compensation pursuant to the Amended and Restated 2004 Long-Term Incentive plan.

We issued 24,193 shares of restricted and performance stock to John R. Klopp pursuant to his employment agreement as a result of the attainment of 2005 annual performance measures set forth in the related performance award. 12,096 shares of restricted stock are subject to further time vesting in twelve quarterly increments commencing January 31, 2006 and 12,097 shares of performance stock are subject to further performance vesting

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

and vest, if at all, on December 31, 2009 if total shareholder return exceeds 13% during the period from January 1, 2006 to December 31, 2009.

We issued 25,801 shares of restricted and performance stock to other employees. Pursuant to the awards, 12,900 shares of restricted stock vest in equal one-third increments on each of February 7, 2007, 2008 and 2009 and 12,901 shares of performance stock are subject to performance vesting and vest, if at all, on February 7, 2010 if total shareholder return exceeds 13% during the period from January 1, 2006 to December 31, 2009.

Compensation expense for stock awards is recognized on the accelerated attribution method under Financial Accounting Standards Board Interpretation No. 28.

13.	Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on our outstanding debt during the three months ended March 31, 2006 and 2005 was $16.0 million and $5.4 million, respectively. We paid income taxes during the three months ended March 31, 2006 and 2005 of $197,000 and $5,000, respectively.

14.	Segment Reporting

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

The following table details each segment's contribution to our overall profitability and the identified assets attributable to each such segment for the three months ended, and as of, March 31, 2006, respectively (in thousands):

	Balance Sheet Investment	Investment Management	Inter-Segment Activities	Total
Income from loans and other investments:
Interest and related income	$31,633	$—	$—	$31,633
Less: Interest and related expenses	17,269	—	—	17,269
Income from loans and other investments, net	14,364	—	—	14,364

Other revenues:
Management and advisory fees	—	2,604	(1,868)	736
Income/(loss) from equity investments in Funds	360	(41)	—	319
Other interest income	218	13	—	231
Total other revenues	578	2,576	(1,868)	1,286

Other expenses:
General and administrative	3,041	3,953	(1,868)	5,126
Depreciation and amortization	211	65	—	276
Total other expenses	3,252	4,018	(1,868)	5,402

Income before income taxes	11,690	(1,442)	—	10,248
Benefit for income taxes	—	(701)	—	(701)
Net income allocable to class A common stock	$11,690	$(741)	$—	$10,949

Total Assets	$1,925,650	$6,889	$(14,221)	$1,918,318

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

All revenues were generated from external sources within the United States. The Balance Sheet Investment segment paid the Investment Management segment fees of $1.9 million for management of the segment for the three months ended March 31, 2006, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the tables above.

The following table details each segment's contribution to our overall profitability and the identified assets attributable to each such segment for the three months ended, and as of, March 31, 2005, respectively (in thousands):

	Balance Sheet Investment	Investment Management	Inter-Segment Activities	Total
Income from loans and other investments:
Interest and related income	$15,696	$—	$—	$15,696
Less: Interest and related expenses	5,752	—	—	5,752
Income from loans and other investments, net	9,944	—	—	9,944

Other revenues:
Management and advisory fees	—	9,091	(1,187)	7,904
Income/(loss) from equity investments in Funds	(252)	(1,170)	—	(1,422)
Other interest income	23	10	(8)	25
Total other revenues	(229)	7,931	(1,195)	6,507

Other expenses:
General and administrative	2,065	4,877	(1,187)	5,755
Other interest expense	8	—	(8)	—
Depreciation and amortization	211	68	—	279
Total other expenses	2,284	4,945	(1,195)	6,034

Income before income taxes	7,431	2,986	—	10,417
Provision for income taxes	—	1,267	—	1,267
Net income	$7,431	$1,719	$—	$9,150

Total Assets	$1,001,158	$12,743	$(13,152)	$1,000,749

All revenues were generated from external sources within the United States. The Balance Sheet Investment segment paid the Investment Management segment fees of $1.2 million for management of the segment and $8,000 for inter-segment interest, for the three months ended March 31, 2005, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the tables above.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Historical results set forth are not necessarily indicative of our future financial position and results of operations.

Introduction

We are a fully integrated, self-managed finance and investment management company that specializes in credit-sensitive structured financial products. To date, our investment programs have focused on loans and securities backed by income-producing commercial real estate assets. We invest for our own account and for private equity funds that we manage on behalf of third parties. From the commencement of our finance business in 1997 through March 31, 2006 we have completed $6.3 billion of investments both directly and on behalf of our managed funds. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes and we are headquartered in New York City.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. Actual results could differ from these estimates. There have been no material changes to our Critical Accounting Policies described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2006.

Balance Sheet Overview

Total assets were $1.9 billion at March 31, 2006, reflecting a $360 million (23%) increase from December 2005. New loan originations and the issuance of our fourth collateralized debt obligation, or CDO, net of repayments, accounted for the first quarter increase in assets. During the three months ended March 31, 2006, the Company made six new loans and 31 CMBS investments aggregating $437 million and received nine loan satisfactions totaling $52.3 million and partial repayments on 23 assets totaling $10.0 million.

During the three months ended March 31, 2006, we made 31 investments in commercial mortgage-backed securities, or CMBS, with a total purchase price of $335.4 million ($337.1 million face value). All 31 earn interest at fixed rates with a weighted average stated coupon of 6.18%

At March 31, 2006, we held 74 investments in 56 separate issues of commercial mortgage-backed securities with an aggregate face value of $855.6 million. Commercial mortgage-backed securities with a face value of $98.7 million earn interest at a weighted average rate of LIBOR plus 2.50% (7.34% at March 31, 2006). The remaining commercial mortgage-backed securities, $756.9 million face value, earn interest at a weighted average fixed rate of 6.62% of the face value. We purchased the commercial mortgage-backed securities at a net discount of $51.7 million. We expect to recover, net of anticipated losses and other than temporary impairments, $829.5 million. As of March 31, 2006, the remaining net discount to be amortized into income over the remaining lives of the securities was $19.8 million. At March 31, 2006, with discount amortization, the commercial mortgage-backed securities earn interest at a blended rate of 7.24% of the adjusted cost net of the unamortized discount. As of March 31, 2006, the securities were carried at an adjusted cost of $814.9 million, reflecting a $11.2 million unrealized gain to their amortized cost. The CMBS mature at various dates from June 2006 to July 2027. At March 31, 2006, the expected average life for the CMBS portfolio was 94 months.

During the three months ended March 31, 2006, we originated two mortgage loans for $13.4 million, three property mezzanine loans for $79.0 million and one B Note for $10.0 million. Five of the loans we originated this quarter with a balance of $98.4 million bear interest at floating rates, a weighted average of LIBOR plus 5.56% (10.39% at March 31, 2006). One loan with a balance of $4.0 million bears interest at a fixed rate of 8.56%. We also received partial repayments on two mortgages, eight property mezzanine loans and 13 B Notes totaling $10.0 million. In addition one first mortgage loan and eight B Notes totaling $52.3 million were satisfied and repaid. We have no outstanding unfunded loan commitments at March 31, 2006.

At March 31, 2006, we had 73 performing loans receivable with a current carrying value of $1.0 billion. Nine of the loans totaling $168.0 million bear interest at an average fixed rate of interest of 8.70%. The 64 remaining loans, totaling $859.6 million, bear interest at a variable rate of interest averaging LIBOR plus 3.73% (8.56% at March 31, 2006). One mortgage loan receivable with an original principal balance of $8.0 million matured on July 15, 2000 but has not been repaid with respect to principal and interest. In December 2002, the loan was written down to $4.0 million through a charge to the allowance for possible credit losses. Since the write-down, we have received cash collections of $1.3 million, $288,000 during the quarter, reducing the carrying value of the loan to $2.7 million. In accordance with our policy for revenue recognition, income recognition has been suspended on this loan and for the three months ended March 31, 2006, $291,000 of potential interest income was not recorded. All other loans were performing in accordance with their terms.

During the three months ended March 31, 2006, we entered into one total return swap agreement. Under the terms of the agreement, we have posted $1.1 million of cash collateral for a synthetic interest in a $7.6 million participation in a revolving credit facility, which we refer to as the reference participation. We have an unfunded commitment of $1.9 million of cash collateral for an additional $12.4 million synthetic interest in the reference participation. We earn interest at LIBOR flat on the cash collateral balance and LIBOR plus a spread (2.00% at March 31, 2006) on the reference participation. We pay LIBOR plus 0.35% on the reference participation. The net interest payment due to us on the total return swap equates to a yield of LIBOR plus 11.0% on our cash collateral. In addition, we earned a 0.38% upfront fee on the referenced participation and there is a 0.50% unused fee on the unused portion of the reference loan during its term. If the reference loan was to default, we would be required to purchase the entire reference participation, thereby eliminating the total return swap agreement.

At March 31, 2006, we had two total return swaps with total market value of $5.1 million that earned, on a combined cash coupon basis, excluding fees and expenses, LIBOR plus 13.14% on the collateral we have posted. The total return swaps are treated as non-hedge derivatives for accounting purposes and, as such, changes in their market value are recorded through the income statement.

At March 31, 2006, we had investments in Funds of $14.3 million, including $4.3 million of unamortized costs capitalized in connection with entering into our venture agreement with Citigroup Alternative Investments LLC and the commencement of the related fund management business. These costs are being amortized over the lives of the Funds and the venture agreement, and are reflected as a reduction in income/(loss) from equity investments in Funds.

At March 31, 2006 we were a party to eight repurchase agreements with six counterparties and total commitments of $900.0 million. At quarter end we borrowed $247.9 million under these agreements and had the ability to borrow $112.0 million without pledging additional collateral. The weighted average cash borrowing cost for all the repurchase agreements outstanding at March 31, 2006 was LIBOR plus 1.02% (5.85% at March 31, 2006). Assuming no additional utilization under the repurchase agreements and including the amortization of all fees paid and capitalized over the remaining term of the repurchase agreements, the all-in effective borrowing cost was LIBOR plus 1.44% (6.27% at March 31, 2006).

At March 31, 2006, we had CDOs outstanding from four separate issuances with a total face value of $1.3 billion. Our CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet at $1.3 billion, representing the amortized sales price of the securities sold to third parties. In total, our two floating rate reinvesting CDOs provide us with $551.7 million of debt financing at a stated average interest rate of LIBOR plus 0.55% (5.38% at March 31, 2006) and an all-in effective rate (including the amortization of issuance costs) of LIBOR plus 0.87% (5.70% at March 31, 2006). Our static CDOs provide us with $701.4 million of financing with a cash cost of 5.35% and an all-in effective interest rate of 5.49%. On a combined basis, our CDOs provide us with $1.3 billion of non-recourse, non-mark-to-market, index matched financing at a weighted average cash credit spread of 0.49% over the applicable index (5.38% at March 31, 2006) and a weighted average all-in cost of 0.69% over the applicable index (5.58% at March 31, 2006).

In March 2006, we issued our fourth CDO, which we call CDO IV, issuing and selling to third party private investors $429.4 million of notes rated AAA through BBB- and retaining all of the below investment grade notes, as well as the equity in the CDO issuers. CDO IV is collateralized by a pool of $488.6 million (face value) of CMBS and other commercial real estate debt. The securitization is a static pool CDO, and as such it provides for the amortization of the CDO notes rather than reinvestment with principal proceeds from collateral repayments. $16.7 million of the notes sold are fixed rate notes and $412.7 million are floating rate. The structure includes an amortizing interest rate swap which effectively converts the floating rate payments to a fixed rate payment. We have the option to call the entire financing beginning in March 2011. As a financing, CDO IV has a cash cost of 5.52% and including the amortization of fees and expenses, the all in effective cost is 5.64%.

In February 2006, we sold $50 million of trust preferred securities through our subsidiary, CT Preferred Trust I, in a private transaction exempt from registration under the Securities Act of 1933, as amended. The Trust Preferred Securities have a 30-year term ending April 2036, are redeemable at par on or after April 30, 2011 and pay distributions at a fixed rate of 7.45% for the first ten years ending April 2016, and thereafter, at a floating rate of three month LIBOR plus 2.65%. The assets of CT Preferred Trust I consist solely of $51.6 million of junior subordinated notes concurrently issued by us with terms that mirror the Trust Preferred Securities in exchange for the $51.6 million of proceeds from the issuance of the (i) trust preferred securities and (ii) undivided common beneficial interests in the assets of CT Preferred Trust I purchased by us.

We were party to 11 cash flow interest rate swaps with a total notional value of $492.7 million as of March 31, 2006. These cash flow interest rate swaps effectively convert floating rate debt to fixed rate debt, which is utilized to finance assets that earn interest at fixed rates. We receive a rate equal to LIBOR (4.83% at March 31, 2006) and pay a weighted average rate of 4.93%. The market value of the swaps at March 31, 2006 was $7.7 million, which is recorded as an interest rate hedge asset and as a component of accumulated other comprehensive gain/(loss) on our balance sheet.

At March 31, 2006, we had 15,325,277 shares of our class A common stock outstanding.

Investment Management Overview

We operated principally as a balance sheet investor until the start of our investment management business in March 2000, when we entered into a venture with affiliates of Citigroup Alternative Investments to co-sponsor and invest capital in a series of commercial real estate mezzanine investment funds managed by us. Pursuant to the venture agreement, we have co-sponsored with Citigroup Alternative Investments, Fund II and Fund III. We have capitalized costs of $3.8 million net, from the formation of the venture and the Funds that are being amortized over the remaining anticipated lives of the Funds and the related venture agreement.

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

We and Citigroup Alternative Investments, through our collective ownership of the general partner of Fund II, which we refer to as Fund II GP, are entitled to receive incentive management fees from Fund II if the return on invested equity is in excess of 10% after all invested capital has been returned. The Fund II incentive management fees are split equally between Citigroup Alternative Investments and us. We will pay up to 25% of our share of the Fund II incentive management fees as long-term incentive compensation to our employees. During the three months ended March 31, 2006 we received $128,000 in incentive management fees. The amount of incentive fees to be received in the future will depend upon a number of factors, including the level of interest rates and the fund’s ability to generate returns in excess of 10%, which is in turn impacted by the duration and ultimate performance of the fund’s assets. Potential incentive fees received as Fund II winds down could result in significant additional income from operations in certain periods during which such payments can be recorded as income. If Fund II’s assets were sold and liabilities were settled on April 1, 2006 at the recorded book value, and the fund’s equity and income were distributed, we would record approximately $2.0 million of additional gross incentive fees.

We do not anticipate making any additional equity contributions to Fund II or its general partner. Our net investment in Fund II and its general partner at March 31, 2006 was $1.9 million. As of March 31, 2006, Fund II had 6 outstanding loans and investments totaling $60.5 million, all of which were performing in accordance with the terms of their agreements.

On June 2, 2003, Fund III effected its initial closing on equity commitments and on August 8, 2003, its final closing,

raising a total of $425.0 million in equity commitments. Our equity commitment was $20.0 million (4.7%) and Citigroup Alternative Investments’ equity commitment was $80.0 million (18.8%), with the balance made by third-party private equity investors. From the initial closing through March 31, 2006, we have made equity investments in Fund III of $15.9 million. Through March 31, 2006, Fund III had made loans and investments of approximately $1.2 billon.

CT Investment Management Co. receives 100% of the base management fees from Fund III calculated at a rate equal to 1.42% per annum of committed capital during Fund III’s two-year investment period, which expired June 2, 2005, and 1.42% of invested capital thereafter. We and our co-sponsor are also entitled to receive incentive management fees from Fund III if the return on invested equity is in excess of 10% after all invested capital has been returned. We will receive 62.5% and our co-sponsor will receive 37.5% of the total incentive management fees. We will distribute a portion of our share (up to 40%) of the Fund III incentive management fees as long-term incentive compensation to our employees. No incentive management fees have been earned from Fund III at March 31, 2006 and as such, no amount of such potential fees has been accrued as income in our financial statements. The amount of incentive fees to be received in the future will depend upon a number of factors, including the level of interest rates and the fund’s ability to generate returns in excess of 10%, which is in turn impacted by the duration and ultimate performance of the fund’s assets. Potential incentive fees received as Fund III winds down could result in significant additional income from operations in certain periods during which such payments can be recorded as income. If Fund III’s assets were sold and liabilities were settled on April 1, 2006 at the recorded book value, and the fund’s equity and income were distributed, we would record approximately $6.1 million of gross incentive fees.

We do not anticipate making any additional equity contributions to Fund III. Our net investment in Fund III at March 31, 2006 was $8.1 million. As of March 31, 2006, Fund III had 14 outstanding loans and investments totaling $415.0 million, all of which were performing in accordance with the terms of their agreements.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

We reported net income of $10.9 million for the three months ended March 31, 2006, an increase of $1.7 million from net income of $9.2 million for the three months ended March 31, 2005. The increase was primarily the result of an increase in net interest income from loans and other investments (due to both higher levels of aggregate investments and increases in average LIBOR), partially offset by decreases in fund management and incentive management fee.

Interest and related income from loans and other investments amounted to $31.6 million for the three months ended March 31, 2006, an increase of $15.9 million or 101.3% from the $15.7 million for the three months ended March 31, 2005. The increase in the interest income was due to the growth in interest earning assets and a higher average LIBOR rate, which increased by 2.0% from 2.6% for the three months ended March 31, 2005 to 4.6% for the three months ended March 31, 2006.

Interest and related expenses on secured and unsecured debt amounted to $17.3 million for the three months ended March 31, 2006, an increase of $11.5 million from the $5.8 million for the three months ended March 31, 2005. The increase in expense was due to an increase in the amount of average interest-bearing liabilities outstanding in connection with the asset growth as well as an increase in the average LIBOR rate. The increase in interest expense was partially offset by the increased use of lower cost collateralized debt obligations and more favorable terms under our repurchase agreements.

Other revenues decreased $5.2 million from $6.5 million for the three months ended March 31, 2005 to $1.3 million for the three months ended March 31, 2006. The decrease was primarily due to the receipt of $6.2 million of incentive management fees from Fund II during the three months ended March 31, 2005 offset by the acceleration of $1.0 million of previously capitalized fund related expenses in that same period.

General and administrative expenses decreased $629,000 to $5.1 million for the three months ended March 31, 2006 from approximately $5.8 million for the three months ended March 31, 2005. The decrease in general and administrative expenses was primarily due to the allocation in March 2005 of Fund II incentive management fees for payment to employees (representing 25% of the total received by us, or $2.0 million).

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

At March 31, 2006 and 2005, we were in compliance with all REIT requirements and, as such, have not provided for income tax expense on our REIT taxable income for the three months ended March 31, 2006 and 2005. We also have taxable REIT subsidiaries which are subject to tax at regular corporate rates. During the three months ended March 31, 2006 and 2005, we recorded a $701,000 income tax benefit and a $1.3 million income tax expense, respectively. The income tax benefit resulted from a net operating loss for the quarter in our taxable REIT subsidiary.

Liquidity and Capital Resources

We expect that during 2006, we will use a significant amount of our available capital resources to originate or purchase new loans and investments for our balance sheet. We intend to continue to employ leverage on our balance sheet assets to enhance our return on equity. At March 31, 2006, we had $5.2 million in cash, $3.5 million in restricted cash and $112.0 million of immediately available liquidity from our repurchase agreements. Our primary sources of liquidity for the remainder of 2006 are expected to be cash on hand, cash generated from operations, principal and interest payments received on loans and investments, additional borrowings under our repurchase agreements, and capital raised through stock offerings, junior subordinated debenture issuances and other capital activities. We believe these sources of capital will be adequate to meet future cash requirements.

We experienced a net decrease in cash of $19.8 million for the three months ended March 31, 2006, compared to a net decrease of $2.3 million for the three months ended March 31, 2005. Cash provided by operating activities during the three months ended March 31, 2006 was $7.0 million, compared to $10.5 million during the same period of 2005. For the three months ended March 31, 2006, cash used in investing activities was $371 million, compared to $122 million during the same period in 2005. The change was primarily due to our increased loan and investment originations. For the three months ended March 31, 2006, cash provided by financing activities was $344 million, compared to $110 million during the same period in 2005. The change was primarily due to our use of CDOs and the issuance of $51.6 million of junior subordinated debentures.

At March 31, 2006, we had outstanding repurchase obligations totaling $247.9 million. At March 31, 2006, we had pledged assets that enable us to obtain an additional $112.0 million of financing under our repurchase agreements. At March 31, 2006, we had $684.8 million of credit available for the financing of new and existing unpledged assets pursuant to our repurchase agreements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates at March 31, 2006. For financial assets and debt obligations, the table presents cash flows to the expected maturity and weighted average interest rates based upon the current carrying values. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on rates in effect as of the reporting date.

	Expected Maturity Dates
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Assets:	(dollars in thousands)
Commercial Mortgage- backed Securities
Fixed Rate	$ 10,644	$ 21,745	$ 47,874	$ 7,784	$ 17,639	$ 651,199	$ 756,885	$ 702,731
Average interest rate	6.21%	6.45%	6.26%	6.77%	6.65%	6.39%	6.39%
Variable Rate	$ 19,374	$ 23,752	$ 46,409	$ 7,571	—	$ 1,583	$ 98,689	$ 97,323
Average interest rate	7.35%	7.23%	7.22%	7.26%	—	7.08%	7.25%

Loans receivable
Fixed Rate	$ 1,049	$ 8,390	$ 60,786	$ 1,146	$ 1,243	$ 100,004	$ 172,619	$ 171,085
Average interest rate	8.64%	8.65%	8.10%	7.43%	7.42%	7.19%	7.60%
Variable Rate	$ 299,319	$ 229,982	$ 85,103	$ 52,706	$ 112,191	$ 84,210	$ 863,511	$ 862,993
Average interest rate	8.70%	8.84%	9.02%	9.24%	10.15%	8.94%	9.02%

Total Return Swaps
Variable Rate	$ 4,000	—	—	$ 1,138	—	—	$ 5,138	$ 5,138
Average interest rate	18.58%	—	—	15.83%	—	—	17.97%

Interest rate swaps
Notional amounts	$ 9,563	$ 34,234	$ 39,881	$ 36,732	$ 13,546	$ 358,722	$ 492,678	$ 7,677
Average fixed pay rate	5.06%	4.66%	5.08%	4.68%	5.04%	4.96%	4.93%
Average variable receive rate	4.83%	4.83%	4.83%	4.83%	4.83%	4.83%	4.83%

Liabilities:
Repurchase obligations
Variable Rate	$ 59,421	$ 2,652	$ 152,403	—	$ 33,405	—	$ 247,881	$ 247,881
Average interest rate	5.91%	5.83%	5.82%	—	5.83%	—	5.84%

Collateralized debt obligations
Fixed Rate	$ 490	$ 5,976	$ 5,030	$ 4,396	$ 2,603	$ 267,718	$ 286,213	$ 261,075
Average interest rate	6.82%	5.37%	5.65%	5.69%	5.28%	5.29%	5.31%
Variable Rate	$ 12,199	$ 24,255	$ 121,225	$ 201,424	$151,803	$ 453,524	$ 964,430	$ 964,430
Average interest rate	5.20%	5.20%	5.17%	5.45%	5.23%	5.33%	5.31%

ITEM 4.	Controls and Procedures

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

PART II. OTHER INFORMATION

ITEM 1:	Legal Proceedings

None

ITEM 1A:	Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005, filed on March 10, 2006 with the Securities and Exchange Commission.

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

3.3

First Amendment to Amended and Restated Bylaws of Capital Trust, Inc. (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on August 16, 2004 and incorporated herein by reference).

• 10.1    Junior Subordinate Indenture, dated February 10, 2006, by and between Capital Trust, Inc. and JP Morgan Chase Bank, N.A.

• 10.2    Amended and Restated Trust Agreement, dated February 10, 2006, by and among Capital Trust, Inc., JP Morgan Chase Bank, N.A., Chase Bank USA, N.A. and the Administrative Trustees named therein.

10.3   Amended and Restated Master Repurchase Agreement, dated as of February 15, 2006, by and among Bear Stearns Funding, Inc., Capital Trust, Inc. and CT BSI Funding Corp. (filed as Exhibit 10.31.a to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2006 and incorporated herein by reference).

10.4   Letter agreement, dated as of February 15, 2006 by and among Bear Stearns Funding, Inc., Capital Trust, Inc. and CT BSI Funding Corp. . (filed as Exhibit 10.31.b to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2006 and incorporated herein by reference).

10.5   Amended and Restated Master Repurchase Agreement, dated as of February 15, 2006, by and among Bear Stearns International Limited, Capital Trust, Inc. and CT BSI Funding Corp. (filed as Exhibit 10.32.a to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2006 and incorporated herein by reference).

10.6 Letter agreement, dated as of February 15, 2006 by and among Bear Stearns International Limited, Capital Trust, Inc. and CT BSI Funding Corp. (filed as Exhibit 10.32.b to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2006 and incorporated herein by reference).

• 10.7    Confirmation, dated as of March 20, 2006, by and between CT LF Funding Corp. and Liquid Funding, Ltd.

11.1

Statements regarding Computation of Earnings per Share (Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 11 to the consolidated financial statements contained in this report).

• 31.1	Certification of John R. Klopp, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

• 31.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

• 32.1	Certification of John R. Klopp, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

• 32.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

• 99.1	Risk Factors

_____________

•	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL TRUST, INC.

May 4, 2006	/s/ John R. Klopp
Date	John R. Klopp

Chief Executive Officer

May 4, 2006	/s/ Geoffrey G. Jervis
Date	Geoffrey G. Jervis
Chief Financial Officer