Form 10-Q
period 2006-06-30
CAPITAL TRUST INC
filed 2006-08-08
CIK 1061630

To be filed with the Securities and Exchange Commission on August 8, 2006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
                               -------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number 1-14788

                               Capital Trust, Inc.
                               -------------------
             (Exact name of registrant as specified in its charter)

                  Maryland                                       94-6181186
                  --------                                       ----------
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)

410 Park Avenue, 14th Floor, New York, NY                           10022
------------------------------------------                          -----
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:               (212) 655-0220
                                                                  --------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---
         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer |_|   Accelerated filer |X|   Non-accelerated filer |_|


         Indicate by check mark whether  the  registrant  is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes      No  X
                                                 ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of outstanding shares of the registrant's class A common stock, par value $0.01 per share, as of August 8, 2006 was 15,339,191.

                               CAPITAL TRUST, INC.
                                      INDEX

Part I.       Financial Information

              Item 1:      Financial Statements                                                          1

                           Consolidated Balance Sheets - June 30, 2006 (unaudited) and
                           December 31, 2005 (audited)                                                   1

                           Consolidated Statements of Income - Three and Six Months Ended June
                           30, 2006 and 2005 (unaudited)                                                 2

                           Consolidated Statements of Changes in Shareholders' Equity - Six
                           Months Ended June 30, 2006 and 2005 (unaudited)                               3

                           Consolidated Statements of Cash Flows - Six Months Ended June 30,
                           2006 and 2005 (unaudited)                                                     4

                           Notes to Consolidated Financial Statements (unaudited)                        5

              Item 2:      Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                                        23

              Item 3:      Quantitative and Qualitative Disclosures about Market Risk                   29

              Item 4:      Controls and Procedures                                                      30

Part II.      Other Information

              Item 1:      Legal Proceedings                                                            31

              Item 1A:     Risk Factors                                                                 31

              Item 2:      Unregistered Sales of Equity Securities and Use of Proceeds                  31

              Item 3:      Defaults Upon Senior Securities                                              31

              Item 4:      Submission of Matters to a Vote of Security Holders                          31

              Item 5:      Other Information                                                            31

              Item 6:      Exhibits                                                                     33

              Signatures                                                                                34


                      Capital Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                       June 30, 2006 and December 31, 2005
                                 (in thousands)

                                                                                            June 30,               December 31,
                                                                                              2006                     2005
                                                                                       --------------------     --------------------
                                                                                          (unaudited)               (audited)
                                         Assets
  Cash and cash equivalents                                                              $       10,233           $       24,974
  Restricted cash                                                                                 3,344                    1,264
  Commercial mortgage-backed securities                                                         835,021                  487,970
  Loans receivable                                                                            1,212,569                  990,142
  Total return swaps                                                                              4,138                    4,000
  Equity investment in CT Mezzanine Partners II LP ("Fund II"), CT MP II LLC
     ("Fund II GP") and CT Mezzanine Partners III, Inc. ("Fund III") (together
     "Funds")                                                                                     9,810                   14,301
  Deposits and other receivables                                                                 49,917                    5,679
  Accrued interest receivable                                                                    11,899                    9,437
  Interest rate hedge assets                                                                     15,504                    2,273
  Deferred income taxes                                                                           4,671                    3,979
  Prepaid and other assets                                                                       17,820                   13,511
                                                                                       --------------------     --------------------
Total assets                                                                             $    2,174,926           $    1,557,530
                                                                                       ====================     ====================


                      Liabilities and Shareholders' Equity

Liabilities:
  Accounts payable and accrued expenses                                                  $       21,388           $       24,957
  Repurchase obligations                                                                        333,877                  369,751
  Collateralized debt obligations ("CDOs")                                                    1,250,510                  823,744
  Junior subordinated debentures held by trust that issued trust preferred                       51,550                       --
     securities
  Participations sold                                                                           155,950                       --
  Deferred origination fees and other revenue                                                     2,332                      228
                                                                                       --------------------     --------------------
Total liabilities                                                                             1,815,607                1,218,680
                                                                                       --------------------     --------------------

Commitments and contingencies

Shareholders' equity:
  Class A common stock, $0.01 par value, 100,000 shares authorized, 14,904 and
     14,870 shares issued and outstanding at June 30, 2006 and
     December 31, 2005, respectively ("class A common stock")                                       149                      149
  Restricted class A common stock, $0.01 par value 425 and 404 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively
     ("restricted class A common stock" and together with class A common stock,
     "common stock")                                                                                  4                        4
  Additional paid-in capital                                                                    328,427                  326,299
  Accumulated other comprehensive gain                                                           27,998                   14,879
  Retained earnings/(deficit)                                                                     2,741                   (2,481)
                                                                                       --------------------     --------------------
Total shareholders' equity                                                                      359,319                  338,850
                                                                                       --------------------     --------------------

Total liabilities and shareholders' equity                                               $    2,174,926           $    1,557,530
                                                                                       ====================     ====================


     See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                        Consolidated Statements of Income
                Three and Six Months Ended June 30, 2006 and 2005
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                              Three Months Ended                        Six Months Ended
                                                                   June 30,                                 June 30,
                                                     --------------------------------------   --------------------------------------
                                                           2006                 2005                2006                 2005
                                                     -----------------    -----------------   -----------------    -----------------
Income from loans and other investments:
   Interest and related income                         $    46,219          $    18,912         $    77,851          $    34,608
   Less: Interest and related expenses                      26,267                7,631              43,536               13,383
                                                     -----------------    -----------------   -----------------    -----------------
     Income from loans and other investments, net           19,952               11,281              34,315               21,225
                                                     -----------------    -----------------   -----------------    -----------------

Other revenues:
   Management and advisory fees from Funds                     711                2,723               1,447               10,627
   Income/(loss) from equity investments in Funds              403                  120                 722               (1,302)
   Other interest income                                       120                  212                 351                  237
                                                     -----------------    -----------------   -----------------    -----------------
     Total other revenues                                    1,234                3,055               2,520                9,562
                                                     -----------------    -----------------   -----------------    -----------------

 Other expenses:
   General and administrative                                5,701                5,314              10,826               11,069
   Depreciation and amortization                             2,063                  280               2,340                  559
                                                     -----------------    -----------------   -----------------    -----------------
     Total other expenses                                    7,764                5,594              13,166               11,628
                                                     -----------------    -----------------   -----------------    -----------------

Income before income taxes                                  13,422                8,742              23,669               19,159
    (Benefit)/provision for income taxes                      (770)                (106)             (1,471)               1,161
                                                     -----------------    -----------------   -----------------    -----------------

Net income allocable to common stock                   $    14,192          $     8,848         $    25,140          $    17,998
                                                     =================    =================   =================    =================

Per share information:
 Net earnings per share of common stock:
     Basic                                             $      0.93          $      0.59         $      1.64          $      1.19
                                                     =================    =================   =================    =================
     Diluted                                           $      0.91          $      0.58         $      1.62          $      1.17
                                                     =================    =================   =================    =================
   Weighted average shares of common stock
    outstanding:
     Basic                                              15,329,727           15,117,066          15,323,041           15,102,492
                                                     =================    =================   =================    =================
     Diluted                                            15,536,948           15,375,401          15,525,586           15,346,720
                                                     =================    =================   =================    =================

  Dividends declared per share of common stock         $      0.70          $      0.55         $      1.30          $      1.10
                                                     =================    =================   =================    =================


See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                 For the Six Months Ended June 30, 2006 and 2005
                                 (in thousands)
                                   (unaudited)

                                                                    Restricted              Accumulated
                                                            Class A   Class A   Additional     Other       Retained
                                             Comprehensive   Common   Common     Paid-In   Comprehensive   Earnings
                                             Income/(Loss)   Stock     Stock     Capital    Income/(Loss)  (Deficit)       Total
                                            -------------- -------------------------------------------------------------------------
Balance at January 1, 2005                                 $    148  $       3  $  321,937  $    3,815   $     (9,406)  $   316,497
Net income                                  $      17,998        --         --          --          --         17,998        17,998
Unrealized loss on derivative
  financial instruments                            (2,575)       --         --          --      (2,575)            --        (2,575)
Unrealized gain on available-
  for-sale securities                               1,937        --         --          --       1,937             --         1,937
Sale of shares of class A common stock
  under stock option agreements                        --        --         --         183          --             --           183
Restricted class A common stock earned                 --        --         --       1,285          --             --         1,285
Restricted class A common stock forfeited
  upon resignation  by holder                          --        --         --         (20)         --             --           (20)
Dividends declared on class A common stock             --        --         --          --          --        (16,630)      (16,630)
                                            -------------- -------------------------------------------------------------------------
Balance at June 30, 2005                    $      17,360  $    148  $       3  $  323,385  $    3,177   $     (8,038)  $   318,675
                                            ============== =========================================================================

Balance at January 1, 2006                                 $    149  $       4  $  326,299  $   14,879   $     (2,481)  $   338,850
Net income                                  $      25,140        --         --          --          --         25,140        25,140
Unrealized gain on derivative financial
  instruments                                      13,206        --         --          --      13,206             --        13,206
Unrealized loss on available for sale
  security                                           (373)       --         --          --        (373)                        (373)
Amortization of unrealized gain on
  securities                                         (814)       --         --          --        (814)            --          (814)
Sale of shares of class A common stock
  under stock option agreements                        --        --         --         219          --             --           219
Deferred gain on settlement of swap, net
  of amortization                                      --        --         --          --       1,100             --         1,100
Reimbursement of offering expenses                     --        --         --         123          --             --           123
Restricted class A common stock earned                 --        --         --       1,831          --             --         1,831
Restricted class A common stock forfeited
  upon resignation by holder                           --        --         --         (45)         --             --           (45)
Dividends declared on class A common stock             --        --         --          --          --        (19,918)      (19,918)
                                            -------------- -------------------------------------------------------------------------
Balance at June 30, 2006                    $      37,159  $    149  $       4  $  328,427  $   27,998   $      2,741   $   359,319
                                            ============== =========================================================================

See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2006 and 2005
                                 (in thousands)
                                   (unaudited)

                                                                                       2006                 2005
                                                                                  ----------------    -----------------
Cash flows from operating activities:
  Net income                                                                        $     25,140        $     17,998
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                       2,340                 559
       (Income)/loss from equity investments in Funds                                       (722)              1,302
       Distributions from equity investments in Funds                                        633                  --
       Restricted class A common stock earned                                              1,831               1,285
       Amortization of premiums and accretion of discounts on
         loans and investments, net                                                         (635)             (1,192)
       Amortization of deferred gains on interest rate hedges                                (86)                 --
       Stock based compensation                                                              (45)                (20)
   Changes in assets and liabilities, net:
       Deposits and other receivables                                                      5,236                 229
       Accrued interest receivable                                                        (2,462)             (1,391)
       Deferred income taxes                                                                (692)              1,996
       Prepaid and other assets                                                              960               1,889
       Accounts payable and accrued expenses                                              (2,073)             (2,940)
       Deferred origination fees and other revenue                                         2,104                 302
                                                                                  ----------------    -----------------
   Net cash provided by operating activities                                              31,529              20,017
                                                                                  ----------------    -----------------

Cash flows from investing activities:
       Purchases of commercial mortgage-backed securities                               (359,280)            (15,156)
       Principal collections on and proceeds from sale of commercial
         mortgage-backed securities                                                       11,344               8,008
       Origination and purchase of loans receivable                                     (453,559)           (357,644)
       Principal collections on loans receivable                                         181,992             210,608
       Equity investments in Funds                                                            --              (4,660)
       Return of capital from Funds                                                        2,295               3,504
       Purchase of total return swaps                                                     (4,138)             (4,000)
       Proceeds from total return swaps                                                    4,000                  --
       Increase in restricted cash                                                        (2,080)             (2,216)
                                                                                  ----------------    -----------------
   Net cash used in investing activities                                                (619,426)           (161,556)
                                                                                  ----------------    -----------------

Cash flows from financing activities:
       Proceeds from repurchase obligations                                              534,529             256,491
       Repayment of repurchase obligations                                              (570,403)           (354,558)
       Proceeds from credit facilities                                                        --              88,891
       Repayment of credit facilities                                                         --            (137,076)
       Issuance of junior subordinated debentures                                         51,550                  --
       Purchase of common equity in CT Preferred Trust I                                  (1,550)                 --
       Proceeds from CDOs                                                                429,398             298,913
       Repayments of CDOs                                                                 (2,632)                 --
       Proceeds from participations sold                                                 155,950                  --
       Settlement of interest rate hedge                                                   1,186                  --
       Payment of deferred financing costs                                                (3,799)             (5,560)
       Reimbursement of offering expenses                                                    123                  --
       Dividends paid on class A common stock                                            (21,415)            (15,841)
       Sale of shares of class A common stock under stock option agreements                  219                 183
                                                                                  ----------------    -----------------
   Net cash provided by financing activities                                             573,156             131,443
                                                                                  ----------------    -----------------

Net decrease in cash and cash equivalents                                                (14,741)            (10,096)
Cash and cash equivalents at beginning of year                                            24,974              24,583
                                                                                  ----------------    -----------------
Cash and cash equivalents at end of period                                          $     10,233        $     14,487
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

We are a fully integrated, self-managed finance and investment management company that specializes in credit-sensitive structured financial products. To date, our investment programs have focused on loans and securities backed by income-producing commercial real estate assets. We invest for our own account and for private equity funds that we manage on behalf of third parties. From the commencement of our finance business in 1997 through June 30, 2006, we have completed $6.7 billion of investments both directly and on behalf of our managed funds. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes and we have tailored our balance sheet investment program to originate and acquire investments to produce a portfolio that meets the asset and income tests necessary to maintain qualification as a REIT. We are headquartered in New York City.

2.    Summary of Significant Accounting Policies

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management discussion and analysis of financial condition and results of operations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. In our opinion, all adjustments (consisting only of normal, recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2006.

Principles of Consolidation
The accompanying unaudited consolidated interim financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries and our interests in variable interest entities in which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. Our interest in CT Preferred Trust I (see Note
7) is accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that CT Preferred Trust I is a variable interest entity in which we are not the primary beneficiary under Financial Accounting Standards Board, or FASB, Interpretation No. 46, or FIN 46. We account for our co-investment interests in two of the private equity funds we co-sponsor and manage, CT Mezzanine Partners II LP and CT Mezzanine Partners III, Inc., or the Funds, under the equity method of accounting. As such, we report a percentage of the earnings of the Funds equal to our ownership percentage on a single line item in the consolidated statement of operations as income from equity investments in the Funds. Our accounting and reporting policies conform in all material respects to accounting principles generally accepted in the United States. Certain prior period amounts have been reclassified to conform to current period classifications.

Revenue Recognition
Interest income from our loans receivable is recognized over the life of the investment using the effective interest method and recorded on the accrual basis. Fees, premiums, discounts and direct costs in connection with these investments are deferred until the loan is advanced and are then recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration. For loans where we have unfunded commitments, we amortize the appropriate items on a straight line basis. Income recognition is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Fees from special servicing and asset management services are recognized as services are rendered. We account for incentive fees we can potentially earn from the Funds in accordance with Method 1 of Emerging Issues Task Force Topic D-96. Under Method 1, no incentive income is recorded until all contingencies have been eliminated. Incentive income received prior to that date is recorded as unearned income (a liability).

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


Restricted Cash
Restricted cash of $3.3 million at June 30, 2006 is on deposit with the trustee for our CDOs and is expected to be used to pay contractual interest and principal and to purchase replacement collateral for our reinvesting CDOs during their respective reinvestment periods.

Commercial Mortgage Backed Securities
From time to time we purchase commercial mortgage-backed securities, or CMBS, and other investments in which we have a level of control over the issuing entity; we refer to these investments as controlling class investments, or Controlling Class Investments. The presentation of Controlling Class Investments in our financial statements is governed in part by FIN 46. FIN 46 could require that certain Controlling Class Investments be presented on a consolidated basis. Based upon the specific circumstances of certain of our CMBS investments that are Controlling Class Investments and our interpretation of FIN 46, specifically the exemption for qualifying special purpose entities as defined under FASB Statements of Financial Accounting Standard No. 140, or FAS 140, we have concluded that the entities that have issued the Controlling Class Investments should not be presented on a consolidated basis. We are aware that FAS 140 is currently under review by standard setters and that, as a result of this review, our current interpretation of FIN 46 and FAS 140 may change.

We classify our investments pursuant to FAS No. 115 on the date of acquisition of the investment. On August 4, 2005, we made a decision to change the accounting classification of our CMBS investments from available-for-sale to held-to-maturity. Held-to-maturity investments are stated at cost plus the amortization of any premiums or discounts and any premiums or discounts will be amortized through the income statement using the level yield method. Other than in the instance of impairment, these held-to-maturity investments will be shown in our financial statements at their adjusted values pursuant to the methodology described above. We may from time to time invest in CMBS and certain other securities which may be classified as available-for-sale. Available-for-sale securities are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income/(loss) in shareholders' equity. Many of these investments are relatively illiquid and management must estimate their values. In making these estimates, management utilizes market prices provided by dealers who make markets in these securities, but may, under certain circumstances, adjust these valuations based on management's judgment. Changes in the valuations do not affect our reported income or cash flows, but impact shareholders' equity and, accordingly, book value per share.

Income on these securities is recognized based upon a number of assumptions that are subject to uncertainties and contingencies. Examples include, among other things, the rate and timing of principal payments, including prepayments, repurchases, defaults and liquidations, the pass-through or coupon rate and interest rates. Additional factors that may affect our reported interest income on our mortgage-backed securities include interest payment shortfalls due to delinquencies on the underlying mortgage loans and the timing and magnitude of credit losses on the mortgage loans underlying the securities that are impacted by, among other things, the general condition of the real estate market, including competition for tenants and their related credit quality, and changes in market rental rates. These uncertainties and contingencies are difficult to predict and are subject to future events that may alter the assumptions.

We account for CMBS under Emerging Issues Task Force 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets", or EITF 99-20. Under EITF 99-20, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience and the present value of the revised cash flows using the current expected yield is less than the present value of the previously estimated remaining cash flows, adjusted for cash receipts during the intervening period, an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value with the resulting change being included in income and a new cost basis established with the original discount or premium written off when the new cost basis is established. In accordance with this guidance, on a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, we calculate a revised yield based upon the current amortized cost of the investment, including any other-than-temporary impairments recognized to date, and the revised cash flows. The revised yield is then applied prospectively to recognize interest income. Management must also assess whether unrealized losses on securities reflect a decline in value that is other-than-temporary, and, accordingly, write down the impaired security to its fair value, through a charge to earnings.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectibility of the principal and interest, net of related expenses, on the underlying loans.

Loans Receivable and Reserve for Possible Credit Losses
We purchase and originate commercial real estate debt and related instruments, or Loans, to be held as long term investments at amortized cost. Management must periodically evaluate each of these loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan were determined to be permanently impaired, we would write down the loan through a charge to the reserve for possible credit losses. Given the nature of our loan portfolio and the underlying commercial real estate collateral, significant judgment of management is required in determining permanent impairment and the resulting charge to the reserve, which includes but is not limited to making assumptions regarding the value of the real estate that secures the mortgage loan.

Our accounting policies require that an allowance for estimated credit losses be reflected in our financial statements based upon an evaluation of known and inherent risks in our Loans. Quarterly, management reevaluates our current portfolio to determine the reserve for possible credit losses. Each loan in our portfolio is evaluated using our loan risk rating system which considers loan-to-value, debt yield, cash flow stability, exit plan, loan sponsorship, loan structure and other factors deemed necessary by management to assess the likelihood of delinquency or default. If we believe that there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our loan, and this potential loss is multiplied by the default likelihood to determine the size of the reserve. Actual losses, if any, could ultimately differ from these estimates.

Repurchase Obligations
In certain circumstances, we have financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty. We currently record these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under any repurchase agreement as a liability on our consolidated balance sheet. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated income statement. There is a view under consideration by industry participants, based upon a technical interpretation of FAS 140, that these transactions will not qualify as a purchase by us. We believe, consistent with industry practice, that we are accounting for these transactions in an appropriate manner; however, if these investments do not qualify as a purchase under FAS 140, we would be required to present the net investment (asset balance less the repurchase obligation balance) on our balance sheet together with an embedded derivative with the corresponding change in fair value of the derivative being recorded in the income statement. The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty. Income from these arrangements would be presented on a net basis. Furthermore, hedge instruments related to these assets and liabilities, currently deemed effective, may no longer be effective and may have to be accounted for as non-hedge derivatives. As of June 30, 2006 we had entered into eleven such transactions, with a book value of the associated assets of $235.5 million financed with repurchase obligations of $136.5 million. Adoption of the aforementioned treatment would result in a reduction in total assets and liabilities on our consolidated balance sheet of $136.5 million and $118.2 million at June 30, 2006 and December 31, 2005, respectively.

Interest Rate Derivative Financial Instruments
In the normal course of business, we use interest rate derivative financial instruments to manage, or hedge, cash flow variability caused by interest rate fluctuations. Specifically, we currently use interest rate swaps to effectively convert variable rate liabilities, that are financing fixed rate assets, to fixed rate liabilities. The differential to be paid or received on these agreements is recognized on the accrual basis as an adjustment to the interest expense related to the attendant liability. The swap agreements are generally accounted for on a held-to-maturity basis, and, in cases where they are terminated early, any gain or loss is generally amortized over the remaining life of the hedged item.

These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment. Changes in value of effective cash flow hedges are reflected in our financial statements through other comprehensive income and do not affect our net income. To the extent a derivative does not qualify for hedge accounting, and is deemed a non-hedge derivative, the changes in its value are included in net income.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


To determine the fair value of derivative instruments, we use third parties to periodically value our interests.

Income Taxes
Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income. Management believes that we have and intend to continue to operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, do not expect to pay substantial corporate-level taxes (other than taxes payable by our taxable REIT subsidiaries which are accounted for in accordance with Statement of Financial Accounting Standards No. 109). Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we may be subject to Federal income tax.

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

Reclassifications
Certain  reclassifications  have  been  made in the  presentation  of the  prior periods consolidated financial statements to conform to the June 30, 2006 presentation.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

3.  Commercial Mortgage-Backed Securities

Activity relating to our commercial mortgage-backed securities, or CMBS, for the six months ending June 30, 2006 was as follows ($ values in thousands):

                                                                                           Weighted Average
                                                                               -----------------------------------------
                                                            Number    Number
                                     Face         Book       of         of                                    Maturity
Asset Type                          Value        Value    Securities  Issues   Rating(1)  Coupon(2)  Yield(2) (Years)(3)
------------------------------------------------------------------------------------------------------------------------
December 31, 2005
   Floating Rate                 $  106,666   $  105,032       11        9        BBB-       6.89%      6.99%     2.3
   Fixed Rate                       419,885      382,938       34       22         B+        6.97%      7.72%    10.1
                                 -----------  -----------   -------  --------  --------   ---------  --------- ---------
     Total/Average                  526,551      487,970       45       31        BB-        6.95%      7.57%     8.4

Originations- Six Months
   Floating Rate                 $     --     $     --         --       --         --          --         --       --
   Fixed Rate                       361,255      359,280       34       29        BBB-       6.35%      6.29%     8.1
                                 -----------  -----------   -------  --------  --------   ---------  --------- ---------
     Total/Average                  361,255      359,280       34       29        BBB-       6.35%      6.29%     8.1

Repayments & Other(4)-Six Months
   Floating Rate                 $   10,452   $   10,451        2        1        N/A         N/A        N/A       N/A
   Fixed Rate                         2,152        1,778        0        0        N/A         N/A        N/A       N/A
                                 -----------  -----------   -------  --------  --------   ---------  --------- ---------
     Total/Average                   12,604       12,229        2        1        N/A         N/A        N/A       N/A

June 30, 2006
   Floating Rate                 $   96,214   $   94,581        9        8        BBB-       7.81%      7.99%     1.9
   Fixed Rate                       778,988      740,440       68       51         BB        6.68%      7.35%     8.9
                                 -----------  -----------   -------  --------  --------   ---------  --------- ---------
     Total/Average               $  875,202   $  835,021       77       59         BB        6.81%      7.42%     8.1
                                -===========  ===========   =======  ========  ========   =========  ========= =========


(1) Rating is the lowest rating from Fitch Ratings, Standard & Poor's and/or Moody's Investors Service and the weighted average is calculated using the Fitch Ratings methodology.
(2) Calculations based on LIBOR of 5.33% as of June 30, 2006 and LIBOR of 4.39% as of December 31, 2005.
(3) Represents the maturity of the investment assuming all extension options are executed.
(4) Includes full repayments, sale, partial repayments, mark-to-market adjustments, and the impact of premium and discount amortization and losses, if any. The figures shown in "Number of Securities" and "Number of Issues" represent the full repayments/sales, if any.

At June 30, 2006, we had one CMBS investment that we designated and account for on an available-for-sale basis with a face value of $10.0 million. The security earns interest at a rate of 8.00%. As of June 30, 2006, the security was carried at its fair market value of $10.2 million. The investment matures in February 2010.

Quarterly, we reevaluate our CMBS portfolio to determine if there has been an other-than-temporary impairment based upon our assessment of future cash flow receipts. For the six months ended June 30, 2006, we believe that there has not been any adverse change in cash flows for our CMBS portfolio and, therefore, did not recognize any other-than-temporary impairments. During the fourth quarter of 2004, we concluded that two of our CMBS investments had incurred other-than-temporary impairment and we incurred a charge of $5.9 million through the income statement. Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectibility of the principal and interest, net of related expenses, on the underlying loans.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

4.  Loans Receivable

Activity relating to our loans receivable for the six months ending June 30, 2006 was as follows ($ values in thousands):

                                                                                                   Weighted Average
                                                                                      --------------------------------------------

                                                                          Number of                                      Maturity
Asset Type                               Face Value(1)   Book Value(1)   Investments    LTV(2)    Coupon(3)   Yield(3)    (Years)(4)
-------------------------------------   --------------- --------------- ------------- ---------- ----------- ---------- ----------
December 31, 2005
 Floating rate
  Mortgage loans                              $ 66,471        $ 66,471             3      71.8%       6.90%      6.85%        2.8
  Subordinate mortgage interests               527,497         526,435            51      64.3%       7.75%      7.82%        3.7
  Mezzanine loans                              230,174         229,998            14      70.4%       8.56%      8.59%        3.5
                                        --------------- --------------- ------------- ---------- ----------- ---------- ----------
   Total/Average                               824,142         822,904            68      66.6%       7.91%      7.96%        3.6
 Fixed rate
  Mortgage loans                                    --              --            --         --          --         --         --
  Subordinate mortgage interests                49,390          48,435             4      71.6%       7.78%      8.15%       16.9
  Mezzanine loans                              119,543         115,764             4      70.5%       9.00%      9.54%        5.9
                                        --------------- --------------- ------------- ---------- ----------- ---------- ----------
   Total/Average                               168,933         164,199             8      70.8%       8.65%      9.13%        9.2
                                        --------------- --------------- ------------- ---------- ----------- ---------- ----------
Total/Average - December 31, 2005              993,075         987,103            76      67.1%       8.01%      8.13%        4.5
                                        =============== =============== ============= ========== =========== ========== ==========

Originations - Six Months
 Floating rate
  Mortgage loans                                29,720          29,720             3      72.0%       9.80%      9.79%        4.5
  Subordinate mortgage interests               180,630         180,630             3      78.5%       9.36%      9.73%        4.5
  Mezzanine loans                              224,296         224,296             6      73.3%      10.49%     10.71%        4.7
                                        --------------- --------------- ------------- ---------- ----------- ---------- ----------
   Total/Average                               434,646         434,646            12      75.5%       9.98%     10.24%        4.6
 Fixed rate
  Mortgage loans                                    --              --            --         --          --         --         --
  Subordinate mortgage interests                    --              --            --         --          --         --         --
  Mezzanine loans                               18,200          18,913             3      75.7%       9.76%      8.78%        6.5
                                        --------------- --------------- ------------- ---------- ----------- ---------- ----------
   Total/Average                                18,200          18,913             3      75.7%       9.76%      8.78%        6.5

                                        --------------- --------------- ------------- ---------- ----------- ---------- ----------
    Total/Average                              452,846         453,559            15      75.5%       9.97%     10.18%        4.7
                                        =============== =============== ============= ========== =========== ========== ==========

Repayments & Other(5) - Six Months
 Floating rate
  Mortgage loans                                25,615          25,615             2        N/A         N/A        N/A        N/A
  Subordinate mortgage interests               147,077         146,967            18        N/A         N/A        N/A        N/A
  Mezzanine loans                               58,025          58,003             3        N/A         N/A        N/A        N/A
                                        --------------- --------------- ------------- ---------- ----------- ---------- ----------
   Total/Average                               230,717         230,585            23        N/A         N/A        N/A        N/A
 Fixed rate
  Mortgage loans                                    --              --            --        N/A         N/A        N/A        N/A
  Subordinate mortgage interests                   104              39            --        N/A         N/A        N/A        N/A
  Mezzanine loans                                  355             218            --        N/A         N/A        N/A        N/A
                                        --------------- --------------- ------------- ---------- ----------- ---------- ----------
   Total/Average                                   459             257            --        N/A         N/A        N/A        N/A

                                        --------------- --------------- ------------- ---------- ----------- ---------- ----------
    Total/Average                              231,176         230,842            23        N/A         N/A        N/A        N/A
                                        =============== =============== ============= ========== =========== ========== ==========

June 30, 2006
 Floating rate
  Mortgage loans                                70,576          70,576             4      68.0%       8.51%      8.50%        3.6
  Subordinate mortgage interests               561,050         560,098            36      66.3%       8.82%      9.02%        3.7
  Mezzanine loans                              396,445         396,291            17      70.6%      10.09%     10.23%        4.2
                                        --------------- --------------- ------------- ---------- ----------- ---------- ----------
   Total/Average                             1,028,071       1,026,965            57      66.9%       9.29%      9.45%        3.9
 Fixed rate
  Mortgage loans                                    --              --            --         --          --         --         --
  Subordinate mortgage interests                49,286          48,396             4      71.2%       7.78%      8.23%       16.5
  Mezzanine loans                              137,388         134,459             7      67.9%       9.10%      9.51%        5.6
                                        --------------- --------------- ------------- ---------- ----------- ---------- ----------
   Total/Average                               186,674         182,855            11      68.8%       8.75%      9.17%        8.5
                                        --------------- --------------- ------------- ---------- ----------- ---------- ----------
Total/Average - June 30, 2006              $ 1,214,745     $ 1,209,820            68      68.2%       9.21%      9.41%        4.6
                                        =============== =============== ============= ========== =========== ========== ==========


(1) Does not include one non-performing loan with a face and book value of $8,000 and $2,749, respectively.
(2) Loan to value is based upon appraised values determined by third parties.
(3) Calculations based on LIBOR of 5.33% as of June 30, 2006 and LIBOR of 4.39% as of December 31, 2005.
(4) Represents the maturity of the investment assuming all extension options are executed.
(5) Includes full repayments, sale, partial repayments and the impact of premium and discount amortization and losses, if any. The figures shown in "Number of Investments" represents the full repayments/sales, if any.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

We continue to have one defaulted loan, an $8.0 million first mortgage at June 30, 2006. We received $288,000 in cash on the loan during the six months ended June 30, 2006. The cash collections reduced the carrying value to $2.7 million at June 30, 2006.

In some instances, we have a further obligation to fund additional amounts under our Loan arrangements, or Unfunded Commitments. At June 30, 2006, we had one such Unfunded Commitment for a total future funding obligation of $5.1 million.

At June 30, 2006 we had $49.5 million included in deposits and other receivables which represented loans that were satisfied and repaid prior to June 30, the proceeds of which had not been remitted to us by our servicers.

Quarterly, we reevaluate the reserve for possible credit losses based upon our current portfolio of loans. At June 30, 2006, a detailed review of the entire portfolio was completed, and we concluded that a reserve for possible credit losses was not warranted.

5.       Total Return Swaps

Total return swaps are derivative contracts in which one party agrees to make payments that replicate the total return of a defined underlying asset, typically in return for another party agreeing to bear the risk of performance of the defined underlying asset. Under our current total return swaps, we bear the risk of performance of the underlying asset and receive payments from our counterparty as compensation. In effect, these total return swaps allow us to receive the leveraged economic benefits of asset ownership without our acquiring, or our counterparty selling, the actual underlying asset. Our total return swaps reference commercial real estate loans and contain a put provision whereby our counterparty has the right to require us to buy the reference loan at its par value under certain reference loan performance scenarios. The put obligation imbedded in these arrangements constitutes a recourse obligation for us to perform under the terms of the contract.

Activity relating to our total return swaps for the six months ending June 30, 2006 was as follows ($ values in thousands):

                                                                                        Weighted Average
                                                                                     ------------------------
                              Fair Market                    Reference     Number
                                 Value           Cash          Loan/         of                   Maturity
         Asset Type           (Book Value)    Collateral   Participation Investments  Yield(1)     (Years)
---------------------------- --------------- ------------ -------------- ----------- ----------  ------------
December 31, 2005               $ 4,000        $ 4,000      $ 20,000          1        18.14%        0.6

Originations- Six Months(2)       4,138          4,138        40,000          2        19.55%        1.9

Repayments- Six Months            4,000          4,000        20,000          1          N/A         N/A
---------------------------- --------------- ------------ -------------- ----------- ----------  ------------
June 30, 2006(2)                $ 4,138        $ 4,138      $ 40,000          2        19.55%        1.9
                             =============== ============ ============== =========== ==========  ============

(1) Calculations based on LIBOR of 5.33% as of June 30, 2006 and LIBOR of 4.39% as of December 31, 2005.
(2) One total return swap is only partially funded and a $1.9 million Unfunded Commitment exists.

The total return swaps are treated as non-hedge derivatives for accounting purposes and, as such, changes in their market value are recorded through the income statement. At June 30, 2006, our total return swaps were valued at par and no such income statement impact was recorded.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

6.  Equity Investment in Funds

Pursuant to a venture agreement with Citigroup Alternative Investments, LLC, or the Venture Agreement, entered into in 2000 and subsequently amended in 2003, we co-sponsor two funds: CT Mezzanine Partners II LP and CT Mezzanine Partners III, Inc., or the Funds. We are an investor in the Funds and our wholly-owned subsidiary, CT Investment Management Co., LLC, serves as the investment manager to the Funds. The Funds have concluded their respective investment periods and are liquidating in the ordinary course. In connection with entering into the Venture Agreement and the formation of the Funds, we capitalized certain costs. These costs are being amortized over the expected life of each fund with respect to the Funds. During the quarter, management concluded that it no longer intends to co-sponsor investment management vehicles pursuant to the Venture Agreement. Accordingly, the costs related to the Venture Agreement were accelerated and fully amortized during the quarter ended June 30, 2006. Included in depreciation and amortization is $1.8 million of the accelerated amortization of these costs for the quarter.

Activity relating to our equity investment in funds for the six months ending June 30, 2006 was as follows ($ values in thousands):

                                                            Fund II                         Venture
                                              Fund II         GP(1)        Fund III        Agreement         Total
                                             ----------     -----------    ----------    ------------     -----------
Equity Investment
   Beginning Balance                            $1,278            $692        $7,754              --          $9,724
   Company portion of fund income                  244            (50)           591              --             785
   Amortization of capitalized costs              (63)              --            --              --            (63)
   Investment/(Distributions) from funds         (106)              --       (2,821)              --         (2,927)
                                             ----------     -----------    ----------    ------------     -----------
   Ending Balance                               $1,353            $642        $5,524              --          $7,519
                                             ==========     ===========    ==========    ============     ===========

Capitalized Costs
   Beginning Balance                            $2,036              --          $521          $2,020          $4,577
   Amortization of capitalized costs             (189)              --          (77)         (2,020)         (2,286)
                                             ----------     -----------    ----------    ------------     -----------
   Ending Balance                               $1,847              --          $444              --          $2,291
                                             ==========     ===========    ==========    ============     ===========

Total
   Beginning Balance                            $3,314            $692        $8,275          $2,020         $14,301
   Company portion of fund income                  244            (50)           591              --             785
   Amortization of capitalized costs             (252)              --          (77)         (2,020)         (2,349)
   Distributions from funds                      (106)              --       (2,821)              --         (2,927)
                                             ----------     -----------    ----------    ------------     -----------
   Ending Balance                               $3,200            $642        $5,968              --         $9,810
                                             ==========     ===========    ==========    ============     ===========

(1) $456,000 of the equity investment consists of capitalized costs at Fund II GP which are being amortized over the expected life of the Fund.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

7.  Debt

At June 30, 2006 and December 31, 2005 we had approximately $1.6 billion and $1.2 billion, respectively, of total debt outstanding. The balances of each category of debt and their respective all-in effective cost, including the amortization of fee and expenses, as of June 30, 2006 and December 31, 2005 were as follows ($ values in thousands):

                                         June 30, 2006                                    December 31, 2005
                        ------------------------------------------------    ----------------------------------------------
                                                                 All-In                                            All-In
                          Face Value   Book Value   Coupon(1)     Cost       Face Value  Book Value    Coupon(1)    Cost
                          ----------   ----------   ---------     ----       ----------  ----------    ---------    ----

Repurchase Obligations      $333,877     $333,877       6.48%     6.77%       $369,751     $369,751        5.33%    5.57%

Collateralized Debt
Obligations
  CDO I (Floating)           252,778      252,778       5.95%     6.37%        252,778      252,778        5.01%    5.43%
  CDO II (Floating)          298,913      298,913       5.82%     6.04%        298,913      298,913        4.88%    5.10%
  CDO III (Fixed)            269,594      271,905       5.22%     5.25%        269,594      272,053        5.22%    5.25%
  CDO IV (Fixed)             426,914      426,914       5.52%     5.62%            N/A          N/A          N/A      N/A
                             -------      -------       -----     -----            ---          ---          ---      ---
    Total CDOs             1,248,199    1,250,510       5.61%     5.79%        821,285      823,744        5.03%    5.25%

Junior subordinated
debentures                    51,550       51,550       7.45%     7.53%            N/A          N/A          N/A      N/A
                              ------       ------       -----     -----            ---          ---          ---      ---

     Total                $1,633,626   $1,635,937       5.85%     6.05%     $1,191,036   $1,193,495        5.12%    5.35%
                          ==========   ==========       =====     =====     ==========   ==========        =====    =====

(1) Calculations based on LIBOR of 5.33% as of June 30, 2006 and LIBOR of 4.39% as of December 31, 2005.

Repurchase Obligations
At June 30, 2006, we were a party to eight repurchase agreements with six counterparties that provide total commitments of $900.0 million. At quarter end, we borrowed $333.9 million under these agreements and had the ability to borrow $87.8 million without pledging additional collateral.

In February 2006, we amended and restated our repurchase agreements with Bear Stearns increasing the combined commitment by $75 million to $200 million. The agreements expire in August 2008 and are designed to finance, on a recourse basis, our general investment activity as well as assets designated for one or more of our CDOs. Under the agreements, advance rates are up to 85.0% and cash costs of funds range from LIBOR plus 0.55% to LIBOR plus 2.00%. At June 30, 2006, we had incurred borrowings under the agreements of $130.1 million and had the ability to borrow an additional $20.4 million against the assets collateralizing the borrowings under the agreement.

In March 2006, we extended our $200 million repurchase agreement with Liquid Funding, LTD., an affiliate of Bear Stearns. The agreement, which we originally entered into in February 2002, is designed to provide us with non-recourse financing for our general securities investment activity. Under the agreement, advance rates are up to 85.0% and cash costs of funds range from LIBOR plus 0.40% to LIBOR plus 1.70%. At June 30, 2006, we had no borrowings under the agreement.

In March 2006, we entered into a loan-specific repurchase obligation representing borrowings of $6.0 million with Lehman Brothers. The obligation is non-recourse, has a term of one year and the advance rate is 60.0% with a cash cost of LIBOR plus 2.50%.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

In June 2006, we extended our $100 million repurchase agreement with Goldman Sachs Mortgage Company to June 2009. The agreement, which we originally entered into in May 2003, is designed to finance, on a recourse basis, our general investment activity. Under the agreement, advance rates are up to 88.0% and cash costs of funds range from LIBOR plus 0.60% to LIBOR plus 1.95%. At June 30, 2006, we had incurred borrowings under the agreement of $71.7 million and had the ability to borrow an additional $11.1 million against the assets collateralizing the borrowings under the agreement.

Collateralized Debt Obligations
At June 30, 2006, we had collateralized debt obligations, or CDOs, outstanding from four separate issuances with a total face value of $1.2 billion. Our CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet at $1.3 billion, representing the amortized sales price of the securities sold to third parties. In total, our two floating rate reinvesting CDOs provide us with $551.7 million of debt financing at a cash cost of LIBOR plus 0.55% (5.88% at June 30, 2006) and an all-in effective interest rate (including the amortization of issuance costs) of LIBOR plus 0.87% (6.20% at June 30, 2006). Our two fixed rate static CDOs provide us with $698.8 million of financing with a cash cost of 5.35% and an all-in effective interest rate of 5.49%. On a combined basis, our CDOs provide us with $1.3 billion of non-recourse, non-mark-to-market, index matched financing at a weighted average cash cost of 0.49% over the applicable index (5.61% at June 30, 2006) and a weighted average all-in cost of 0.69% over the applicable index (5.79% at June 30, 2006).

Junior Subordinated Debentures
In February 2006, we sold $50 million of trust preferred securities through a subsidiary, CT Preferred Trust I. The trust preferred securities have a 30-year term ending April 2036, are redeemable at par on or after April 30, 2011 and pay distributions at a fixed rate of 7.45% for the first ten years ending April 2016, and thereafter, at a floating rate of three month LIBOR plus 2.65%. The all-in cost of the junior subordinated debentures is 7.53%.

Our interest in CT Preferred Trust I is accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that CT Preferred Trust I is a variable interest entity under FIN 46 and that we are not the primary beneficiary of the entity. Interest on the junior subordinated debentures is included in interest expense on our consolidated income statements while the junior subordinated notes are presented as a separate item in our consolidated balance sheet.

Participations Sold
Participations sold represent interests in loans that we originated and subsequently sold to third parties. We present these sold interests as secured borrowings in conformity with GAAP on the basis that these arrangements do not qualify as sales under FAS 140. At June 30, 2006, we had two such participations sold, a $56.7 million senior participation that bears interest at a rate of LIBOR plus 2.25% in a $86.7 million mezzanine loan that earns interest at a rate of LIBOR plus 5.85%, and a $100 million pari passu interest in a $150 million subordinate mortgage interest that was sold to CT Large Loan 2006, Inc., an entity managed by us.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

8.  Derivative Financial Instruments

To manage interest rate risk, we typically employ interest rate swaps or other arrangements, to convert a portion of our floating rate debt to fixed rate debt in order to index match our assets and liabilities. The net payments due under these swap contracts are recognized as interest expense over the life of the contracts.

During the six month period ended June 30, 2006, we entered into eight new cash flow hedge agreements with a total notional balance of $388.8 million. Additionally, during the six months ended June 30, 2006, we received $1.2 million from counterparties in settlement of seven interest rate swaps. Recognition of these settlements has been deferred and is being amortized over the remaining life of the previously hedged item using an approximation of the level yield basis.

The following table summarizes the notional and fair values of our derivative financial instruments as of June 30, 2006. The notional value provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk ($ values in thousands):


   Hedge              Type               Notional Value         Interest Rate           Maturity         Fair Value
 ----------   ---------------------    --------------------    ------------------     -------------     -------------
 Swap         Cash Flow Hedge                $342,481               5.10%                 2015             $8,987
 Swap         Cash Flow Hedge                  74,094               4.58%                 2014              3,416
 Swap         Cash Flow Hedge                  19,094               3.95%                 2011              1,281
 Swap         Cash Flow Hedge                  16,894               4.83%                 2014                801
 Swap         Cash Flow Hedge                  16,377               5.52%                 2018                 77
 Swap         Cash Flow Hedge                   8,007               4.77%                 2011                182
 Swap         Cash Flow Hedge                   7,410               5.31%                 2011                 61
 Swap         Cash Flow Hedge                   7,062               5.10%                 2016                244
 Swap         Cash Flow Hedge                   6,328               4.78%                 2007                 65
 Swap         Cash Flow Hedge                   5,411               3.12%                 2007                122
 Swap         Cash Flow Hedge                   5,104               5.18%                 2016                150
 Swap         Cash Flow Hedge                   4,134               4.76%                 2007                 43
 Swap         Cash Flow Hedge                   3,325               5.45%                 2015                 26
 Swap         Cash Flow Hedge                   2,870               5.08%                 2011                 49
                                       --------------------    ------------------     -------------     -------------
 Total/Weighted Average                      $518,591               4.96%                 2015            $15,504
                                       ====================    ==================     =============     =============

As of June 30, 2006, the derivative financial instruments were reported at their fair value of $15.5 million as interest rate hedge assets. Income and expense associated with these instruments is recorded as interest expense on the company's income statement.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

9.  Earnings Per Share

The following table sets forth the calculation of Basic and Diluted EPS for the six months ended June 30, 2006 and 2005 (in thousands, except share and per share amounts):

                                          Six months Ended June 30, 2006              Six months Ended June 30, 2005
                                   -----------------------------------------------------------------------------------------
                                                                    Per Share                                    Per Share
                                     Net Income       Shares         Amount      Net Income         Shares         Amount
                                   ----------------------------------------------------------- ----------------- -----------
 Basic EPS:
    Net earnings per share
      of common stock               $      25,140     15,323,041   $    1.64     $     17,998      15,102,492     $   1.19
                                                                  ==============                                 ===========

 Effect of Dilutive Securities:
    Options outstanding for the
      purchase of common stock                 --        137,260                           --         189,210
    Stock units outstanding
      convertible to shares of
      common stock                             --         65,285                           --          55,018
                                   -------------------------------              -------------- -----------------

 Diluted EPS:
    Net earnings per share
      of common stock and
      assumed conversions           $      25,140     15,525,586   $    1.62     $     17,998      15,346,720     $   1.17
                                   ===============  =============  ==========  =============== ================= ===========

The following table sets forth the calculation of Basic and Diluted EPS for the three months ended June 30, 2006 and 2005 (in thousands, except share and per share amounts):

                                         Three months Ended June 30, 2006            Three months Ended June 30, 2005
                                   -----------------------------------------------------------------------------------------
                                                                    Per Share                                    Per Share
                                     Net Income       Shares         Amount      Net Income         Shares         Amount
                                   ----------------------------------------------------------- ----------------- -----------
 Basic EPS:
    Net earnings per share
      of common stock               $      14,192     15,329,727   $    0.93     $      8,848      15,117,066     $   0.59
                                                                  ==============                                 ===========

 Effect of Dilutive Securities:
    Options outstanding for the
      purchase of common stock                 --        140,452                           --         202,278
    Stock units outstanding
      convertible to shares of
      common stock                             --         66,769                           --          56,057
                                   -------------------------------              -------------- -----------------

 Diluted EPS:
    Net earnings per share
      of common stock and
      assumed conversions           $      14,192     15,536,948   $    0.91     $      8,848      15,375,401     $   0.58
                                   ===============  =============  ==========  =============== ================= ===========

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

10.  Income Taxes

We made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ended December 31, 2003. As a REIT, we are generally not subject to federal income tax. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on taxable income at regular corporate rates. Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income. At June 30, 2006, we were in compliance with all REIT requirements.

During the three and six months ended June 30, 2006, we recorded $770,000 and $1.5 million of income tax benefit for losses of $1.7 million and $3.1 million, respectively, attributable to our taxable REIT subsidiary. Our effective tax rate for the three and six months ended June 30, 2006 attributable to the taxable REIT subsidiary was 46.5% and 47.5%, respectively.

11.  Shareholders' Equity

On June 14, 2006, we declared a dividend of approximately $10.7 million, or $0.70 per share of common stock applicable to the three-month period ended June 30, 2006, which was paid on July 14, 2006 to shareholders of record on June 30, 2006. All dividends paid during the period presented were ordinary income.

12.  Employee Benefit Plans

We have three benefit plans in effect at June 30, 2006: (1) the Second Amended and Restated 1997 Long-Term Incentive Stock Plan, or 1997 Employee Plan, (2) the Amended and Restated 1997 Non-Employee Director Stock Plan, or 1997 Director Plan, and (3) the Amended and Restated 2004 Long-Term Incentive Plan, or 2004 Employee Plan. Activity under these three plans for the six month period ended June 30, 2006 is summarized in the chart below in share and share equivalents:

                                     1997 Employee       1997 Director
                                         Plan                Plan          2004 Employee Plan         Total
                                   ------------------ -------------------- ------------------- --------------------
Options(1)
   Beginning Balance                    352,960               85,002                  --              437,962
   Granted 2006                              --                   --                  --                   --
   Exercised 2006                      (13,169)                   --                  --             (13,169)
   Canceled 2006                             --                   --                  --                   --
                                   ------------------ -------------------- ------------------- --------------------
   Ending Balance                       339,791               85,002                  --              424,793

Restricted Stock(2)
   Beginning Balance                         --                   --             405,790              405,790
   Granted 2006                              --                   --              49,994               49,994
   Vested 2006                               --                   --            (23,366)             (23,366)
   Forfeited 2006                            --                   --             (7,414)              (7,414)
                                   ------------------ -------------------- ------------------- --------------------
   Ending Balance                            --                   --             425,004              425,004

Stock Units(3)
   Beginning Balance                         --               62,384                  --               62,384
   Granted 2006                              --                6,226                  --                6,226
   Converted 2006                            --                   --                  --                   --
                                   ------------------ -------------------- ------------------- --------------------
   Ending Balance                            --               68,610                  --               68,610

                                   ------------------ -------------------- ------------------- --------------------
Total Outstanding Shares                339,791              153,612             425,004              918,407
                                   ================== ==================== =================== ====================

(1) All options are fully vested as of June 30, 2006.
(2) Comprised of both performance based awards that vest upon the attainment of certain common equity return thresholds and time based awards that vest based upon an employee's continued employment on vesting dates.
(3) Stock units are given to certain members of our board of directors in lieu of cash compensation for services and in lieu of dividends earned on previously granted stock units.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

Compensation   expense  for  stock  awards  is  recognized  on  the  accelerated attribution method under FASB Interpretation No. 28.

The following table summarizes the outstanding options as of June 30, 2006:


        Exercise Price               Options                   Weighted Average                    Weighted
          per Share                Outstanding             Exercise Price per Share         Average Remaining Life
     --------------------- ----------------------------- -----------------------------  -------------------------------
                                             1997                          1997                            1997
                         1997 Employee     Director     1997 Employee    Director     1997 Employee      Director
                              Plan           Plan            Plan          Plan           Plan             Plan
                         --------------- -------------  -------------- -------------- --------------- ----------------

      $10.00 - $15.00         55,939              --        13.34             --          4.42              --
      $15.00 - $20.00        197,184          16,668        16.85          18.00          3.97            1.04
      $20.00 - $25.00             --              --           --             --            --              --
      $25.00 - $30.00         86,668          68,334        28.85          30.00          1.80            1.59

                         --------------- -------------  -------------- -------------- --------------- ----------------
        Total/W. Average     339,791          85,002        19.33          27.65          3.50            1.48
                         =============== =============  ============== ============== =============== ================

In addition to the equity interests detailed above, we have granted percentage interests in the incentive compensation received by us from the Funds. During the six months ended June 30, 2006, we granted, net of forfeitures, interests totaling 13.9% of the incentive compensation received by us from Fund III.

13.  Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on our outstanding debt during the six months ended June 30, 2006 and 2005 was $41.6 million and $13.2 million, respectively. We paid income taxes during the six months ended June 30, 2006 and 2005 of $197,000 and $5,000, respectively.

The $49.5 million of loan proceeds classified as deposits and other receivables, as described in Note 4, resulted in a non-cash investing activity.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

14.  Segment Reporting

We operate two reportable segments. We have an internal information system that produces performance and asset data for the two segments along business lines.

The Balance Sheet Investment segment includes all activities related to direct investment activities (including direct investments in Funds) and the financing thereof.

The Investment Management segment includes all activities related to investment management services provided to us and third-party funds under management and includes our taxable REIT subsidiary, CT Investment Management Co., LLC and its subsidiaries.

The  following  table  details  each  segment's   contribution  to  our  overall
profitability and the identified assets attributable to each such segment for the six months ended, and as of, June 30, 2006, respectively (in thousands):

                                      Balance Sheet        Investment      Inter-Segment
                                        Investment         Management        Activities         Total
                                    ------------------ ------------------ ----------------- -----------------
Income from loans and other investments:
   Interest and related
   income                            $       77,851      $        --        $       --        $      77,851
   Less:  Interest and
    related expenses                         43,536               --                --               43,536
                                    ------------------ ------------------ ----------------- -----------------
     Income from loans and
     other investments, net                  34,315               --                --               34,315
                                    ------------------ ------------------ ----------------- -----------------

Other revenues:
   Management and advisory
   fees                                       --                 5,454            (4,007)             1,447
   Income/(loss) from equity
   investments in Funds                         772                (50)             --                  722
   Other interest income                        331                 20              --                  351
                                    ------------------ ------------------ ----------------- -----------------
     Total other revenues                     1,103              5,424            (4,007)             2,520
                                    ------------------ ------------------ ----------------- -----------------

 Other expenses:
   General and administrative                 6,440              8,393            (4,007)            10,826
   Depreciation and amortization              2,210                130              --                2,340
                                    ------------------ ------------------ ----------------- -----------------
     Total other expenses                     8,650              8,523            (4,007)            13,166
                                    ------------------ ------------------ ----------------- -----------------

   Income before income taxes                26,768             (3,099)             --               23,669
Benefit for income taxes                       --               (1,471)             --               (1,471)
                                    ------------------ ------------------ ----------------- -----------------
   Net income allocable to class A
   common stock                      $       26,768      $      (1,628)     $       --        $      25,140
                                    ================== ================== ================= =================
   Total Assets                      $    2,168,885      $       7,859      $     (1,818)     $   2,174,926
                                    ================== ================== ================= =================

All revenues were generated from external sources within the United States. The Balance Sheet Investment segment paid the Investment Management segment fees of $4.0 million for management of the segment for the six months ended June 30, 2006, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the tables above.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

The  following  table  details  each  segment's   contribution  to  our  overall
profitability and the identified assets attributable to each such segment for the six months ended, and as of, June 30, 2005, respectively (in thousands):

                                      Balance Sheet         Investment       Inter-Segment
                                        Investment          Management         Activities            Total
                                    ------------------- ----------------- -------------------- -------------------
Income from loans and other investments:
   Interest and related
   income                             $      34,608       $        --       $          --        $        34,608
   Less:  Interest and
    related expenses                         13,383                --                  --                 13,383
                                    ------------------- ----------------- -------------------- -------------------
     Income from loans and
     other investments, net                  21,225                --                  --                 21,225
                                    ------------------- ----------------- -------------------- -------------------

Other revenues:
   Management and advisory
   fees                                        --                13,007              (2,380)              10,627
   Income/(loss) from equity
   investments in Funds                         100              (1,402)               --                 (1,302)
   Other interest income                        207                  38                  (8)                 237
                                    ------------------- ----------------- -------------------- -------------------
     Total other revenues                       307              11,643              (2,388)               9,562
                                    ------------------- ----------------- -------------------- -------------------

 Other expenses:
   General and administrative                 4,685               8,764              (2,380)              11,069
   Other interest expense                         8                --                    (8)                --
   Depreciation and amortization                422                 137                --                    559
                                    ------------------- ----------------- -------------------- -------------------
     Total other expenses                     5,115               8,901              (2,388)              11,628
                                    ------------------- ----------------- -------------------- -------------------
   Income before income taxes                16,417               2,742                --                 19,159
Provision for income taxes                     --                 1,161                --                  1,161
                                    ------------------- ----------------- -------------------- -------------------
   Net income allocable to class A
   common stock                       $      16,417       $       1,581     $          --        $        17,998
                                    =================== ================= ==================== ===================

   Total Assets                       $   1,033,005       $      11,353     $       (11,221)     $     1,033,137
                                    =================== ================= ==================== ===================

All revenues were generated from external sources within the United States. The Balance Sheet Investment segment paid the Investment Management segment fees of $2.4 million for management of the segment for the six months ended June 30, 2005, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the tables above.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


The  following  table  details  each  segment's   contribution  to  our  overall
profitability and the identified assets attributable to each such segment for the three months ended, and as of, June 30, 2006, respectively (in thousands):

                                      Balance Sheet         Investment       Inter-Segment
                                        Investment          Management         Activities            Total
                                    ------------------- ----------------- -------------------- -------------------
Income from loans and other investments:
   Interest and related
   income                            $       46,219      $         --      $           --         $       46,219
   Less:  Interest and
    related expenses                         26,267                --                  --                 26,267
                                    ------------------- ----------------- -------------------- -------------------
     Income from loans and
     other investments, net                  19,952                --                  --                 19,952
                                    ------------------- ----------------- -------------------- -------------------
Other revenues:
   Management and advisory
   fees                                        --                 2,850              (2,139)                 711
   Income/(loss) from equity
   investments in Funds                         412                  (9)               --                    403
   Other interest income                        113                   7                --                    120
                                    ------------------- ----------------- -------------------- -------------------
     Total other revenues                       525               2,848              (2,139)               1,234
                                    ------------------- ----------------- -------------------- -------------------
 Other expenses:
   General and administrative                 3,400               4,440              (2,139)               5,701
   Depreciation and amortization              1,998                  65                --                  2,063
                                    ------------------- ----------------- -------------------- -------------------
     Total other expenses                     5,398               4,505              (2,139)               7,764
                                    ------------------- ----------------- -------------------- -------------------

   Income before income taxes                15,079              (1,657)               --                 13,422
Benefit for income taxes                       --                  (770)               --                   (770)
                                    ------------------- ----------------- -------------------- -------------------
   Net income allocable to class A
   common stock                      $       15,079     $          (887)   $           --         $       14,192
                                    =================== ================= ==================== ===================
   Total Assets                      $    2,168,885     $         7,859    $        (1,818)       $    2,174,926
                                    =================== ================= ==================== ===================

All revenues were generated from external sources within the United States. The Balance Sheet Investment segment paid the Investment Management segment fees of $2.1 million for management of the segment for the three months ended June 30, 2006, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the tables above.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


 The following table details each segment's contribution to our overall profitability and the identified assets attributable to each such segment for the three months ended, and as of, June 30, 2005, respectively (in thousands):

                                      Balance Sheet         Investment       Inter-Segment
                                        Investment          Management         Activities            Total
                                    ------------------- ----------------- -------------------- -------------------
Income from loans and other investments:
   Interest and related
   income                             $      18,912       $        --         $       --          $      18,912
   Less:  Interest and
    related expenses                          7,631                --                 --                  7,631
                                    ------------------- ----------------- -------------------- -------------------
     Income from loans and
     other investments, net                  11,281                --                 --                 11,281
                                    ------------------- ----------------- -------------------- -------------------

Other revenues:
   Management and advisory
   fees                                       --                  3,916             (1,193)              2,723
   Income/(loss) from equity
   investments in Funds                         352                (232)              --                   120
   Other interest income                        184                  28               --                   212
                                    ------------------- ----------------- -------------------- -------------------
     Total other revenues                       536               3,712             (1,193)              3,055
                                    ------------------- ----------------- -------------------- -------------------

 Other expenses:
   General and administrative                 2,620               3,887             (1,193)              5,314
   Other interest expense                      --                  --                 --                  --
   Depreciation and amortization                211                  69               --                   280
                                    ------------------- ----------------- -------------------- -------------------
     Total other expenses                     2,831               3,956             (1,193)              5,594
                                    ------------------- ----------------- -------------------- -------------------

   Income before income taxes                 8,986                (244)              --                 8,742
Benefit for income taxes                       --                  (106)              --                  (106)
                                    ------------------- ----------------- -------------------- -------------------
   Net income allocable to class A
   common stock                       $       8,986       $        (138)      $       --          $      8,848
                                    =================== ================= ==================== ===================
   Total Assets                       $   1,033,005       $      11,353       $    (11,221)       $  1,033,137
                                    =================== ================= ==================== ===================

All revenues were generated from external sources within the United States. The Balance Sheet Investment segment paid the Investment Management segment fees of $1.2 million for management of the segment for the three months ended June 30, 2005, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the tables above.

  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Historical results set forth are not necessarily indicative of our future financial position and results of operations.

Introduction
We are a fully integrated, self-managed finance and investment management company that specializes in credit-sensitive structured financial products. To date, our investment programs have focused on loans and securities backed by income-producing commercial real estate assets. We invest for our own account and for private equity funds that we manage on behalf of third parties. From the commencement of our finance business in 1997 through June 30, 2006 we have completed $6.7 billion of investments both directly and on behalf of our managed funds. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes and we are headquartered in New York City.

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

Balance Sheet Overview
At June 30, 2006, total assets were $2.2 billion, an increase of $617.4 million or 40% from year end 2005. Asset growth was driven predominantly by growth in CMBS, Loans and total return swaps, or, collectively, Interest Earning Assets. Interest Earning Assets grew by $569.6 million or 38% from $1.5 billion at year end 2005 to $2.1 billion at June 30, 2006. At June 30, 2006, Interest Earning Assets had a weighted average yield of 8.62% (based upon LIBOR of 5.33% as of June 30, 2006).

During the six months ended June 30, 2006, we made 34 investments in CMBS, with a total purchase price of $359.3 million ($361.3 million face value). All 34 investments earn interest at fixed rates with a weighted average yield of 6.29%.

At June 30, 2006, we held 77 investments in 59 separate issues of CMBS with an aggregate book value of $835.0 million that yield 7.42%. Floating rate CMBS with a book value of $94.6 million yields LIBOR plus 2.66% (7.99% at June 30, 2006). The remaining CMBS, $740.4 million book value, earns interest at fixed rates and yields 7.35%. At June 30, 2006, the expected average life for the CMBS portfolio was 97 months.

During the six months ended June 30, 2006, we originated $453.6 million of Loans comprised of three mortgage loans for $29.7 million, three subordinate mortgage interests for $180.6 million and nine mezzanine loans for $243.2 million. Twelve of the loans we originated with a balance of $434.6 million bear interest at floating rates with a yield of LIBOR plus 4.91% (10.24% at June 30, 2006). Three loans with a balance of $18.9 million bear interest at fixed rates with a yield of 8.78%. At June 30, 2006, we had one outstanding unfunded loan commitment for $5.1 million.

At June 30, 2006, we had 68 performing loans with a current book value of $1.2 billion and a yield of 9.41%. Eleven of the loans totaling $182.9 million bear interest at fixed rates with a yield of 9.17%. The 57 remaining loans, totaling $1.0 billion, bear interest at variable rates with a yield of LIBOR plus 4.12% (9.45% at June 30, 2006). One mortgage loan with an original principal balance of $8.0 million matured on July 15, 2000 but has not been repaid with respect to principal and interest, all other loans were performing in accordance with their terms.

At June 30, 2006, we had two total return swaps with total market value of $4.1 million that earned interest at floating rates with a yield of LIBOR plus 14.22% (19.55% at June 30, 2006). The total return swaps are treated as non-hedge derivatives for accounting purposes and, as such, changes in their market value are recorded through the income statement.

At June 30, 2006, we had investments in Funds of $9.8 million, including $2.3 million of unamortized costs capitalized in connection with raising the Funds. These costs are being amortized over the expected lives of the Funds.

We were party to 14 cash flow interest rate swaps with a total notional value of $518.6 million as of June 30, 2006. These cash flow interest rate swaps effectively convert floating rate debt to fixed rate debt, which is utilized to finance assets that earn interest at fixed rates. Under these swaps, we receive a rate equal to LIBOR (5.33% at June 30, 2006) and pay a weighted average rate of 4.96%. The market value of the swaps at June 30, 2006 was $15.5 million, which is recorded as an interest rate hedge asset and as a component of accumulated other comprehensive gain/(loss) on our balance sheet.

At June 30, 2006, total liabilities were $1.8 billion, an increase of $597.0 million or 49% from year end 2005. Liability growth, the vast majority of which was in the form of repurchase obligations, CDOs and junior subordinated debentures, or, collectively, Interest Bearing Liabilities, was the primary source of funds to finance new originations. At June 30, 2006, Interest Bearing Liabilities had a weighted average cost of 6.05% (based upon LIBOR of 5.33% as of June 30, 2006).

At June 30, 2006 we were a party to eight repurchase agreements with six counterparties that provide for total commitments of $900.0 million. At quarter end we borrowed $333.9 million under these agreements and had the ability to borrow an additional $87.8 million without pledging additional collateral. The weighted average cash borrowing cost for all the repurchase agreements outstanding at June 30, 2006 was LIBOR plus 1.15% (6.48% at June 30, 2006). Assuming no additional utilization under the repurchase agreements and including the amortization of all fees paid and capitalized over the remaining term of the repurchase agreements, the all-in effective borrowing cost was LIBOR plus 1.44% (6.77% at June 30, 2006).

At June 30, 2006, we had CDOs outstanding from four separate issuances with a total face value of $1.2 billion. Our CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet at $1.3 billion, representing the amortized sales price of the securities sold to third parties. In total, our two floating rate reinvesting CDOs provide us with $551.7 million of debt financing at a cash cost of LIBOR plus 0.55% (5.88% at June 30, 2006) and an all-in effective interest rate (including the amortization of issuance costs) of LIBOR plus 0.87% (6.20% at June 30, 2006). Our two fixed rate static CDOs provide us with $698.8 million of financing with a cash cost of 5.35% and an all-in effective interest rate of 5.49%. On a combined basis, our CDOs provide us with $1.3 billion of non-recourse, non-mark-to-market, index matched financing at a weighted average cash cost of 0.49% over the applicable index (5.61% at June 30, 2006) and a weighted average all-in cost of 0.69% over the applicable index (5.79% at June 30, 2006).

In February 2006, we sold $50 million of trust preferred securities through a subsidiary, CT Preferred Trust I. The trust preferred securities have a 30-year term ending April 2036, are redeemable at par on or after April 30, 2011 and pay distributions at a fixed rate of 7.45% for the first ten years ending April 2016, and thereafter, at a floating rate of three month LIBOR plus 2.65%. The all-in cost of the junior subordinated debentures is 7.53%.

At June 30, 2006, total shareholders' equity was $359.3 million, an increase of $20.5 million or 6% from year end 2005. Growth in shareholders' equity was primarily due to an increase in other comprehensive income as the value of our interest rate swaps increased by $13.2 million and our retained earnings increased by $5.2 million as our net income exceeded our dividends declared by that same amount.

At June 30, 2006, we had 15,329,196 shares of our class A common stock outstanding including unearned restricted stock.

Investment Management Overview
In addition to our balance sheet investment activities, we act as an investment advisor to three private equity funds through our wholly-owned, taxable, investment management subsidiary, CT Investment Management Co., LLC, or CTIMCO. Two of these funds, CT Mezzanine Partners II LP, or Fund II, and CT Mezzanine Partners III, Inc., or Fund III, are co-sponsored vehicles under a joint venture with Citigroup Alternative Investments, or CAI. During the three months ended June 30, 2006, we concluded that we no longer intend to co-sponsor investment management vehicles with CAI. Accordingly, during the three months ended June 30, 2006, we expensed an additional $1.8 million of capitalized costs relating to the Venture Agreement. The third fund, CT Large Loan 2006, Inc., or Large Loan Fund, held its initial and final closing during the quarter ended June 30, 2006, is exclusively sponsored by us and is not governed by the Venture Agreement.

At June 30, 2006, Fund II had five investments, total assets of $52.4 million and invested equity of $24.6 million. Our equity co-investment at quarter end totaled $1.4 million (5.88%). CTIMCO earns base management fees of 1.29% per annum on invested capital and is entitled to incentive compensation payments on a 50/50 basis with our co-sponsor. We have agreed to pay up to 25% of the incentive compensation we receive to employees. If Fund II's assets were sold and liabilities were settled on July 1, 2006 at the recorded book value, and the fund's equity and income were distributed, we would record approximately $2.5 million of additional gross incentive fees.

At June 30, 2006, Fund III had 10 investments, total assets of $375.2 million and invested equity of $106.7 million. Our equity co-investment at quarter end totaled $5.5 million (4.71%). CTIMCO earns base management fees of 1.42% per annum on invested capital and is entitled to incentive compensation payments on a 62.5/37.5 basis with our co-sponsor. We have agreed to pay up to 40% of the incentive compensation we receive to employees. If Fund III's assets were sold and liabilities were settled on July 1, 2006 at the recorded book value, and the fund's equity and income were distributed, we would record approximately $6.7 million of additional gross incentive fees.

On May 9, 2006 and June 26, 2006, we held the initial and final closings, respectively, of Large Loan Fund obtaining total equity commitments of $325 million, all from third parties. This fund will co-invest with us in real estate mezzanine investments in excess of $50 million. Large Loan Fund made its initial investment in May of 2006, purchasing $100 million of a $150 million subordinate mortgage interest that we originated, with the $50 million balance held by us. Large Loan Fund will employ leverage capped at 1:1. At June 30, 2006, Large Loan Fund had one investment with a total book value of $100 million. CTIMCO earns management fees of 0.75% per annum of invested assets.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
We reported net income of $14.2 million for the three months ended June 30, 2006, an increase of $5.3 million (60%) from net income of $8.8 million for the three months ended June 30, 2005. The increase was primarily the result of an increase in net interest income from Interest Earning Assets (due to both higher levels of aggregate investments and increases in average LIBOR), partially offset by decreases in fund base management and incentive management fees.

Interest and related income from Interest Earning Assets amounted to $46.2 million for the three months ended June 30, 2006, an increase of $27.3 million or 144.4% from the $18.9 million for the three months ended June 30, 2005. The increase in interest income was due to the growth in Interest Earning Assets and a higher average LIBOR rate, which increased by 2.05% from 3.11% for the three months ended June 30, 2005 to 5.16% for the three months ended June 30, 2006.

Interest and related expenses on Interest Bearing Liabilities amounted to $26.3 million for the three months ended June 30, 2006, an increase of $18.7 million from the $7.6 million for the three months ended June 30, 2005. The increase in expense was due to an increase in the amount of Interest Bearing Liabilities outstanding in connection with our asset growth as well as an increase in LIBOR. The increase in interest expense was partially offset by the increased use of lower cost collateralized debt obligations and more favorable terms under our repurchase agreements.

Other revenues decreased $1.9 million from $3.1 million for the three months ended June 30, 2005 to $1.2 million for the three months ended June 30, 2006. The decrease was primarily due to the lower level of fund management fees received during the three months ended June 30, 2006.

General and administrative expenses increased $387,000 to $5.7 million for the three months ended June 30, 2006 from approximately $5.3 million for the three months ended June 30, 2005. The increase in general and administrative expenses was primarily due to increased employee compensation expense.

Depreciation and amortization increased by $1.8 million from $280,000 to $2.1 million for the three months ended June 30, 2006 as a result of our expensing all of the capitalized costs relating to the Venture Agreement.

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

At June 30, 2006 and 2005, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense on our REIT taxable income for the three months ended June 30, 2006 and 2005. We also have taxable REIT subsidiaries which are subject to tax at regular corporate rates. During the three months ended June 30, 2006 and 2005, we recorded a $770,000 and $106,000 income tax benefit, respectively. The income tax benefits resulted from a net operating loss for the period in our taxable REIT subsidiaries.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
We reported net income of $25.1 million for the six months ended June 30, 2006, an increase of $7.1 million (40%) from net income of $18.0 million for the six months ended June 30, 2005. The increase was primarily the result of an increase in net interest income from Interest Earning Assets (due to both higher levels of aggregate investments and increases in average LIBOR), partially offset by decreases in fund base management and incentive management fees.

Interest and related income from Interest Earning Assets amounted to $77.9 million for the six months ended June 30, 2006, an increase of $43.2 million or 125.0% from the $34.6 million for the six months ended June 30, 2005. The increase in interest income was due to the growth in Interest Earning Assets and a higher average LIBOR rate, which increased by 1.97% from 2.88% for the six months ended June 30, 2005 to 4.85% for the six months ended June 30, 2006.

Interest and related expenses on Interest Bearing Liabilities amounted to $43.5 million for the six months ended June 30, 2006, an increase of $30.1 million from the $13.4 million for the six months ended June 30, 2005. The increase in expense was due to an increase in the amount of Interest Bearing Liabilities outstanding in connection with our asset growth as well as an increase in LIBOR. The increase in interest expense was partially offset by the increased use of lower cost collateralized debt obligations and more favorable terms under our repurchase agreements.

Other revenues decreased $7.1 million from $9.6 million for the six months ended June 30, 2005 to $2.5 million for the six months ended June 30, 2006. The decrease was primarily due to the receipt of $6.2 million of incentive management fees from Fund II during the six months ended June 30, 2005 offset by the acceleration of $1.0 million of previously capitalized fund related expenses in that same period as well as the lower level of fund management fees received during the six months ended June 30, 2006.

General and administrative expenses decreased $242,000 to $10.8 million for the six months ended June 30, 2006 from approximately $11.1 million for the six months ended June 30, 2005. The decrease in general and administrative expenses was primarily due to the allocation in March 2005 of Fund II incentive management fees for payment to employees (representing 25% of the total received by us, or $2.0 million) offset by generally higher employee compensation expense.

Depreciation and amortization increased by $1.8 million from $559,000 to $2.3 million for the six months ended June 30, 2006 as a result of our expensing all of the capitalized costs relating to the Venture Agreement.

At June 30, 2006 and 2005, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense on our REIT taxable income for the six months ended June 30, 2006 and 2005. We also have taxable REIT subsidiaries which are subject to tax at regular corporate rates. During the six months ended June 30,

2006 and 2005, we recorded a $1.5 million income tax benefit and a $1.2 million income tax expense, respectively. The income tax benefit resulted from a net operating loss for the period in our taxable REIT subsidiaries.

Liquidity and Capital Resources
We expect that during the balance of 2006, we will use a significant amount of our available capital resources to originate or purchase new loans and investments for our balance sheet. We intend to continue to employ leverage on our balance sheet assets to enhance our return on equity. At June 30, 2006, we had $10.2 million in cash, $3.3 million in restricted cash and $87.8 million of immediately available liquidity from our repurchase agreements. Our primary sources of liquidity for the remainder of 2006 are expected to be cash on hand, cash generated from operations, principal and interest payments received on loans and investments, additional borrowings under our repurchase agreements, and capital raised through CDO issuances, stock offerings, junior subordinated debenture issuances and other capital activities. We believe these sources of capital will be adequate to meet future cash requirements.

We experienced a net decrease in cash of $14.7 million for the six months ended June 30, 2006, compared to a net decrease of $10.1 million for the six months ended June 30, 2005. Cash provided by operating activities during the six months ended June 30, 2006 was $31.5 million, compared to cash provided by operating activities of $20.0 million during the same period of 2005. The change was primarily due to increased net interest income due to our increased investment originations. For the six months ended June 30, 2006, cash used in investing activities was $619.4 million, compared to $161.6 million during the same period in 2005. The change was primarily due to our increased investment originations. For the six months ended June 30, 2006, cash provided by financing activities was $573.2 million, compared to $131.4 million during the same period in 2005. The change was primarily due to our increased investment originations.

At June 30, 2006, we had outstanding repurchase obligations totaling $333.9 million. At June 30, 2006, we had pledged assets that enable us to obtain an additional $87.8 million of financing under our repurchase agreements. At June 30, 2006, we had $596.5 million of credit available for the financing of new and existing unpledged assets pursuant to our repurchase agreements.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The principal objective of our asset/liability management activities is to maximize net interest income, while managing levels of interest rate risk. Net interest income and interest expense are subject to the risk of interest rate fluctuations. In certain instances, to mitigate the impact of fluctuations in interest rates, we use interest rate swaps to effectively convert variable rate liabilities to fixed rate liabilities for proper matching with fixed rate assets. The swap agreements are generally held-to-maturity and we do not use interest rate derivative financial instruments for trading purposes. The differential to be paid or received on these agreements is recognized as an adjustment to the interest expense related to debt and is recognized on the accrual basis.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates at June 30, 2006. For financial assets and debt obligations, the table presents cash flows (in certain cases, face adjusted for expected losses) to the expected maturity and weighted average interest rates based upon the current carrying values of the remaining assets and liabilities. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on rates in effect as of the reporting date.

                                                                Expected Maturity Dates
                         -------------------------------------------------------------------------------------------------
                             2006          2007          2008         2009        2010        Thereafter     Total       Fair Value
                             ----          ----          ----         ----        ----        ----------     -----       ----------
Assets:                                                                (dollars in thousands)
Commercial Mortgage-
   backed Securities
   Fixed Rate            $   8,690   $    21,745   $    48,529   $    7,784   $   17,639    $   644,661  $    749,048    $   713,229
      Average interest
        rate                 6.66%         6.66%         6.67%        6.71%        6.70%          6.49%        6.52%
   Variable Rate         $   2,141   $    18,603   $    58,929   $    7,571           --    $     1,584  $     88,828    $    95,195
      Average interest
        rate                 7.77%         7.68%         7.78%        8.02%           --          8.48%        7.79%

Loans receivable
   Fixed Rate            $     740   $     8,390   $    61,147   $    1,538   $    1,671    $   113,188  $   186,674     $   183,029
      Average interest
        rate                 8.75%         8.76%         8.31%        7.75%        7.75%          7.36%        7.74%
   Variable Rate         $ 180,380   $   247,499   $   330,754   $   69,784   $  112,260    $    90,143  $ 1,030,820     $ 1,031,276
      Average interest
        rate                 7.88%         7.68%         8.44%        9.45%       10.25%         11.05%        8.66%

Total Return Swaps
   Variable Rate                --   $     3,000            --   $    1,138           --             --  $     4,138    $      4,138
      Average interest
        rate                    --        20.56%            --       16.90%           --             --       19.55%

Interest rate swaps
     Notional amounts    $   8,365   $    34,234   $    39,913   $   36,773   $   13,589    $   385,717  $   518,591    $     15,504
     Average fixed pay
       rate                  5.06%         4.66%         5.08%        4.68%        5.04%          4.99%        4.96%
     Average variable
       receive rate          5.33%         5.33%         5.33%        5.33%        5.33%          5.33%        5.33%


Liabilities:
Repurchase obligations
   Variable Rate         $  30,423            --   $   231,752   $   71,702           --             --  $   333,877    $   333,877
      Average interest
        rate                 6.31%            --         6.54%        6.42%           --             --        6.49%

Collateralized debt
  obligations
   Fixed Rate            $     427   $     5,976   $     5,030   $    4,396   $    2,603    $   267,685  $   286,117    $   257,699
      Average interest
        rate                 6.82%         5.37%         5.65%        5.69%        5.28%          5.29%        5.31%
   Variable Rate         $  10,609   $    24,255   $   121,225   $  201,424     $151,803    $   452,766  $   962,082    $   962,082
      Average interest
        rate                 5.71%         5.71%         5.34%        5.55%        5.74%          5.83%        5.69%


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

ITEM 2:       Unregistered Sales of Equity Securities and Use of Proceeds
              None

ITEM 3:       Defaults Upon Senior Securities
              None

ITEM 4:       Submission of Matters to a Vote of Security Holders
              At the 2006 annual meeting of our shareholders held on June 14, 2006, shareholders considered and voted upon:

              1. A proposal to elect nine directors (identified in the table below) to serve until the next annual meeting of shareholders and until such directors' successors are duly elected and qualify ("Proposal 1"); and

              2. A proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2006 ("Proposal 2").

              The following table sets forth the number of votes in favor, the number of votes opposed, the number of abstentions (or votes withheld in the case of the election of directors) and broker non-votes with respect to each of the foregoing proposals.

                      Proposal               Votes in Favor    Votes Opposed       Abstentions     Broker Non-Votes
                                                                                   (Withheld)
             Proposal 1

               Samuel Zell                   13,526,548              --               187,489               --
               Thomas E. Dobrowski           13,599,708              --               114,329               --
               Martin L. Edelman             12,603,006              --             1,111,031               --
               Craig M. Hatkoff              13,564,339              --               149,698               --
               Edward S. Hyman               13,608,640              --               105,397               --
               John R. Klopp                 13,564,108              --               149,929               --
               Henry N. Nassau               13,602,258              --               111,779               --
               Joshua A. Polan               13,569,774              --               144,263               --
               Lynne B. Sagalyn              13,599,425              --               114,612               --


             Proposal 2                      13,642,720               68,989           2,328               --


ITEM 5:       Other Information
              On August 4, 2006 (the "Effective Date"), we entered into an employment agreement (the "Agreement"), with Thomas C. Ruffing, pursuant to which Mr. Ruffing will serve as our Chief Credit Officer and Head of Asset Management through December 31, 2008, (the "Expiration Date"), subject to earlier termination under certain circumstances as described below. Mr. Ruffing previously served as a Managing Director for us.

              Under the Agreement, Mr. Ruffing will receive a base salary at an annual rate of $250,000, subject to possible increases by our board of directors. Pursuant to the Agreement, Mr. Ruffing, will receive for each year commencing with 2006, a cash bonus in an amount determined by our board of directors, but in no event less than $250,000 per year.

              Pursuant to the Agreement, Mr. Ruffing was granted, as of the Effective Date and pursuant to our amended and restated 2004 long-term incentive plan (the "2004 Plan"), an award of 19,510 restricted shares (the "Initial Grant"), 50% of which will be subject to time vesting in two equal installments on December 31, 2007 and December 31, 2008 and 50% of which will be issued as a performance compensation award and will vest on the Expiration Date if the total shareholder return, measured for the term of the Agreement, is at least 13% per annum. Mr. Ruffing was also awarded, as of the Effective Date and pursuant to the 2004 Plan, a performance compensation award (the "Fund III Performance
              Compensation Award") that provides for cash payments equal to 4% of the amount of cash we receive, if any, as incentive management fees from CT Mezzanine Partners III, Inc., that vests 65% as of the Effective Date and 35% upon our receipt of the incentive management fees.

              We may terminate Mr. Ruffing's employment upon his death, upon disability that has incapacitated him for at least 120 consecutive calendar days or for at least 180 calendar days, whether or not consecutive, in any 365 calendar day period, or for conduct defined as "cause" in the Agreement. Mr. Ruffing has the right to terminate the Agreement for "good reason" as defined in the Agreement, which includes, among other things, the substantial and adverse diminishment of his title and responsibilities and a change of control. In the event of our termination of Mr. Ruffing's employment without "cause" or Mr. Ruffing terminating his employment for "good reason," Mr. Ruffing is entitled to certain post termination benefits, including: a lump-sum cash payment equal to the greater of (i) the sum of base salary and annual bonus for the balance of the term of the Agreement or (ii) one year of base salary and the highest annual cash bonus paid during the term of the Agreement; the accelerated vesting in full of all restricted stock grants made prior thereto and the Initial Grant; the accelerated vesting in full of the Fund III Performance Compensation Award; stock options that were granted or first vest after 2004 may be exercised until the later of December 31 of the year of termination and the date two and one-half months after termination or the expiration of the options; and we shall pay medical insurance coverage premiums for the earlier of 18 months following termination or the date Mr. Ruffing receives comparable coverage from another employer. In addition, the Agreement also provides specified partial salary and bonus payments and benefits upon death or disability.

              The Agreement contains provisions relating to non-competition during the term of employment, protection of our confidential information and intellectual property, and non-solicitation of our employees, which provisions extend for up to12 months following termination in certain circumstances.

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

          10.1 Ninth Amendment to the Master Repurchase Agreement, dated as of June 28, 2006, by and between the Company and Goldman Sachs Mortgage Company (filed as Exhibit 10.1 to Capital Trust, Inc.'s Current Report on Form 8-K (File No. 1-14788) filed on June 29, 2006 and incorporated herein by reference).

        o+10.2 Employment Agreement, dated as of August 4, 2006, by and between Capital Trust, Inc., CT Investment Management Co., LLC and Thomas C. Ruffing.

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

         o99.1  Risk Factors


       ------------------------
       o        Filed herewith
       + Represents a management contract or compensatory plan or arrangement

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         CAPITAL TRUST, INC.



August 8, 2006                                           /s/ John R. Klopp
--------------                                           -----------------
Date                                                     John R. Klopp
                                                         Chief Executive Officer

August 8, 2006                                           /s/ Geoffrey G. Jervis
--------------                                           -----------------------
Date                                                     Geoffrey G. Jervis
                                                         Chief Financial Officer