Form 10-Q
period 2006-09-30
CAPITAL TRUST INC
filed 2006-10-30
CIK 1061630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
                               ------------------

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


         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act). Yes   No   X
                                                     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of outstanding shares of the registrant's class A common stock, par value $0.01 per share, as of October 30, 2006 was 15,397,525.

                               CAPITAL TRUST, INC.
                                      INDEX

Part I.       Financial Information

              Item 1:      Financial Statements                                                1

                           Consolidated Balance Sheets - September 30, 2006
                           (unaudited) and December 31, 2005 (audited)                         1

                           Consolidated Statements of Income - Three and
                           Nine Months Ended September 30, 2006 and
                           2005 (unaudited)                                                    2

                           Consolidated  Statements of Changes in  Shareholders'
                           Equity - Nine  Months  Ended  September  30, 2006 and
                           2005 (unaudited)                                                    3

                           Consolidated Statements of Cash Flows - Nine Months
                           Ended September 30, 2006 and 2005 (unaudited)                       4

                           Notes to Consolidated Financial Statements (unaudited)              5

              Item 2:      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                23

              Item 3:      Quantitative and Qualitative Disclosures about Market Risk         29

              Item 4:      Controls and Procedures                                            30

Part II.      Other Information

              Item 1:      Legal Proceedings                                                  31

              Item 1A:     Risk Factors                                                       31

              Item 2:      Unregistered Sales of Equity Securities and Use of Proceeds        32

              Item 3:      Defaults Upon Senior Securities                                    32

              Item 4:      Submission of Matters to a Vote of Security Holders                32

              Item 5:      Other Information                                                  32

              Item 6:      Exhibits                                                           33

              Signatures                                                                      34

                      Capital Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    September 30, 2006 and December 31, 2005
                                 (in thousands)

                                                                                        September 30,             December 31,
                                                                                            2006                      2005
                                                                                     --------------------      --------------------
                                                                                         (unaudited)                (audited)

                                         Assets

  Cash and cash equivalents                                                            $       26,720            $       24,974
  Restricted cash                                                                               8,210                     1,264
  Commercial mortgage-backed securities                                                       845,452                   487,970
  Loans receivable                                                                          1,334,014                   990,142
  Total return swaps                                                                            3,000                     4,000
  Equity investment in unconsolidated subsidiaries                                             11,185                    14,301
  Deposits and other receivables                                                                6,664                     5,679
  Accrued interest receivable                                                                  10,431                     9,437
  Interest rate hedge assets                                                                      959                     2,273
  Deferred income taxes                                                                         5,630                     3,979
  Prepaid and other assets                                                                     17,400                    13,511
                                                                                     --------------------      --------------------
Total assets                                                                           $    2,269,665            $    1,557,530
                                                                                     ====================      ====================




                      Liabilities and Shareholders' Equity

Liabilities:
  Accounts payable and accrued expenses                                                $       23,474            $       24,957
  Repurchase obligations                                                                      351,433                   369,751
  Collateralized debt obligations ("CDOs")                                                  1,241,949                   823,744
  Junior subordinated debentures                                                               51,550                        --
  Participations sold                                                                         248,137                        --
  Deferred origination fees and other revenue                                                   5,529                       228
                                                                                     --------------------      --------------------
Total liabilities                                                                           1,922,072                 1,218,680
                                                                                     --------------------      --------------------


Commitments and contingencies

Shareholders' equity:
  Class A common stock, $0.01 par value,  100,000 shares authorized,  14,912 and
     14,870 shares issued and outstanding at September 30, 2006 and
     December 31, 2005, respectively ("class A common stock")                                     149                       149
  Restricted class A common stock, $0.01 par value 485 and 404 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively
     ("restricted class A common stock" and together with class A common stock,                     5                         4
     "common stock")
  Additional paid-in capital                                                                  329,564                   326,299
  Accumulated other comprehensive gain                                                         13,246                    14,879
  Retained earnings/(deficit)                                                                   4,629                    (2,481)
                                                                                     --------------------      --------------------
Total shareholders' equity                                                                    347,593                   338,850
                                                                                     --------------------      --------------------

Total liabilities and shareholders' equity                                             $    2,269,665            $    1,557,530
                                                                                     ====================      ====================


     See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                        Consolidated Statements of Income
             Three and Nine Months Ended September 30, 2006 and 2005
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                  Three Months Ended                       Nine Months Ended
                                                                     September 30,                           September 30,
                                                         ------------------------------------  ------------------------------------
                                                               2006               2005               2006               2005
                                                         -----------------  -----------------  -----------------  -----------------
Income from loans and other investments:
   Interest and related income                             $    46,011        $    22,751        $   123,862        $    57,359
   Less: Interest and related expenses                          28,838             10,325             72,374             23,709
                                                         -----------------  -----------------  -----------------  -----------------
     Income from loans and other investments, net               17,173             12,426             51,488             33,650
                                                         -----------------  -----------------  -----------------  -----------------

Other revenues:
   Management and advisory fees                                    748              1,517              2,196             12,144
   Income/(loss) from equity investments                           328                467              1,050               (835)
   Other interest income                                           440                137                790                374
                                                         -----------------  -----------------  -----------------  -----------------
     Total other revenues                                        1,516              2,121              4,036             11,683
                                                         -----------------  -----------------  -----------------  -----------------

 Other expenses:
   General and administrative                                    5,879              5,316             16,706             16,384
   Depreciation and amortization                                   357                278              2,696                837
                                                         -----------------  -----------------  -----------------  -----------------
     Total other expenses                                        6,236              5,594             19,402             17,221
                                                         -----------------  -----------------  -----------------  -----------------

Income before income taxes                                      12,453              8,953             36,122             28,112
    (Benefit)/provision for income taxes                          (984)              (846)            (2,455)              315
                                                         -----------------  -----------------  -----------------  -----------------

Net income allocable to common stock                       $    13,437        $     9,799        $    38,577        $    27,797
                                                         =================  =================  =================  =================

Per share information: Net earnings per share of common stock:
     Basic                                                 $      0.88        $      0.65        $      2.52        $      1.84
                                                         =================  =================  =================  =================
     Diluted                                               $      0.86        $      0.64        $      2.48        $      1.81
                                                         =================  =================  =================  =================
   Weighted average shares of common stock outstanding:
     Basic                                                  15,337,325         15,125,443         15,327,855         15,110,227
                                                         =================  =================  =================  =================
     Diluted                                                15,585,880         15,358,943         15,542,306         15,339,533
                                                         =================  =================  =================  =================

  Dividends declared per share of common stock             $      0.75        $      0.55        $      2.05        $      1.65
                                                         =================  =================  =================  =================


     See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
              For the Nine Months Ended September 30, 2006 and 2005
                                 (in thousands)
                                   (unaudited)

                                                                    Restricted             Accumulated
                                                           Class A   Class A   Additional     Other       Retained
                                           Comprehensive    Common    Common    Paid-In   Comprehensive   Earnings
                                           Income/(Loss)    Stock     Stock     Capital   Income/(Loss)   (Deficit)        Total
                                           -------------  --------------------------------------------------------------------------

Balance at January 1, 2005                                $   148  $       3  $  321,937  $    3,815   $     (9,406)   $   316,497
Net income                                 $    27,797        --         --          --          --          27,797         27,797
Unrealized loss on derivative financial
  instruments                                      876        --         --          --          876            --             876
Unrealized gain on available-for-sale
  securities                                     8,393        --         --          --        8,393            --           8,393
Sale of shares of class A common stock
  under stock option agreements                      --       --         --        1,121         --             --           1,121
Deferred gain on settlement of swap, net
  of amortization                                    --       --         --          --        1,011            --           1,011
Restricted class A common stock earned               --       --         --        1,936         --             --           1,936
Restricted class A common stock forfeited
  upon resignation  by holder                        --       --         --          (57)        --             --             (57)
Dividends declared on class A common stock           --       --         --          --          --         (24,967)       (24,967)
                                           -------------  --------------------------------------------------------------------------
Balance at September 30, 2005              $    37,066    $   148  $       3  $  324,937  $   14,095   $     (6,576)   $   332,607
                                           =============  ==========================================================================

Balance at January 1, 2006                                $   149  $       4  $  326,299  $   14,879   $     (2,481)   $   338,850
Net income                                 $    38,577        --         --          --           --         38,577         38,577
Unrealized loss on derivative financial
  instruments                                   (1,315)       --         --          --      (1,315)            --          (1,315)
Unrealized loss on available for sale
  security                                         (96)       --         --          --         (96)                           (96)
Amortization of unrealized gain on
  securities                                    (1,226)       --         --          --      (1,226)            --          (1,226)
Currency translation adjustments                     1        --         --          --           1             --               1
Sale of shares of class A common stock
  under stock option agreements                      --       --         --          368           --           --             368
Deferred gain on settlement of swap, net
  of amortization                                    --       --         --          --       1,003             --           1,003
Reimbursement of offering expenses                   --       --         --          124           --           --             124
Restricted class A common stock earned               --       --         --        2,818           --           --           2,818
Restricted class A common stock forfeited
  upon resignation  by holder                        --       --         --          (45)          --           --             (45)
Issuance of restricted stock                         --       --         1           --           --            --               1
Dividends declared on class A common stock           --       --         --          --           --        (31,467)        (31,467)
                                           -------------  --------------------------------------------------------------------------
Balance at September 30, 2006              $    35,941    $   149  $       5  $  329,564  $   13,246   $      4,629    $    347,593
                                           =============  ==========================================================================

See accompanying notes to unaudited consolidated financial statements.

                      Capital Trust, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2006 and 2005
                                 (in thousands)
                                   (unaudited)

                                                                                       2006                 2005
                                                                                  ----------------    -----------------
Cash flows from operating activities:
   Net income                                                                       $     38,577        $     27,797
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                       2,696                 837
       (Income)/loss from equity investments                                              (1,050)                835
       Distributions from equity investments                                               1,009                  --
       Restricted class A common stock earned                                              2,818                  --
       Amortization of premiums and accretion of discounts on
         loans and investments, net                                                       (1,131)             (2,158)
       Amortization of deferred gains on interest rate hedges                               (182)                 --
       Stock based compensation                                                              (45)              1,899
   Changes in assets and liabilities, net:
       Deposits and other receivables                                                      5,237                 279
       Accrued interest receivable                                                          (994)             (3,954)
       Deferred income taxes                                                              (1,651)              1,889
       Prepaid and other assets                                                            2,261                 886
       Accounts payable and accrued expenses                                                (814)               (354)
       Deferred origination fees and other revenue                                         5,301                 (97)
                                                                                  ----------------    -----------------
   Net cash provided by operating activities                                              52,032              27,859
                                                                                  ----------------    -----------------

Cash flows from investing activities:
       Purchases of commercial mortgage-backed securities                               (384,732)           (205,565)
       Principal collections on and proceeds from sale of commercial
         mortgage-backed securities                                                       26,548               8,787
       Origination and purchase of loans receivable                                     (771,200)           (510,015)
       Principal collections on loans receivable                                         421,617             261,787
       Equity investments                                                                 (3,208)             (4,660)
       Return of capital                                                                   3,752               7,950
       Purchase of total return swaps                                                     (4,138)             (4,000)
       Proceeds from total return swaps                                                    5,138                   --
       Increase in restricted cash                                                        (6,946)             (1,478)
       Purchases of equipment and leasehold improvements                                      --                 (23)
                                                                                  ----------------    -----------------
   Net cash used in investing activities                                                (713,169)           (447,217)
                                                                                  ----------------    -----------------

Cash flows from financing activities:
       Proceeds from repurchase obligations                                              878,534             436,393
       Repayment of repurchase obligations                                              (896,852)           (503,710)
       Proceeds from credit facilities                                                        --             104,704
       Repayment of credit facilities                                                         --            (169,880)
       Issuance of junior subordinated debentures                                         51,550                  --
       Purchase of common equity in CT Preferred Trust I                                  (1,550)                 --
       Proceeds from CDOs                                                                429,399             571,039
       Repayments of CDOs                                                                (11,194)                 --
       Proceeds from participations sold                                                 248,137                  --
       Settlement of interest rate hedge                                                   1,186               1,410
       Payment of deferred financing costs                                                (4,681)             (7,734)
       Reimbursement of offering expenses                                                    124                  --
       Dividends paid on class A common stock                                            (32,138)            (24,156)
       Sale of shares of class A common stock under stock option agreements                  368               1,121
                                                                                  ----------------    -----------------
   Net cash provided by financing activities                                             662,883             409,187
                                                                                  ----------------    -----------------

Net decrease in cash and cash equivalents                                                  1,746             (10,171)
Cash and cash equivalents at beginning of year                                            24,974              24,583
                                                                                  ----------------    -----------------
Cash and cash equivalents at end of period                                          $     26,720        $     14,412
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

We are a fully integrated, self-managed finance and investment management company that specializes in credit-sensitive structured financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account and for private equity funds that we manage on behalf of third parties. From the commencement of our finance business in 1997 through September 30, 2006, we have completed $7.2 billion of investments both directly and on behalf of our managed funds. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes and we are headquartered in New York City.

2.    Summary of Significant Accounting Policies

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management discussion and analysis of financial condition and results of operations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. In our opinion, all adjustments (consisting only of normal, recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2006. Our accounting and reporting policies conform in all material respects to accounting principles generally accepted in the United States.

Principles of Consolidation
The accompanying unaudited consolidated interim financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries and our interests in variable interest entities in which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. Our interest in CT Preferred Trust I is accounted for using the equity method and its assets and liabilities are not consolidated into our financial statements due to our determination that CT Preferred Trust I is a variable interest entity in which we are not the primary beneficiary under Financial Accounting Standards Board, or FASB, Interpretation No. 46, or FIN 46. We account for our co-investment interests in two of the private equity funds we have co-sponsored and continue to manage, CT Mezzanine Partners II LP and CT Mezzanine Partners III, Inc., or Fund II and Fund III, respectively, under the equity method of accounting. We also account for our investment in Bracor Investimentos Imobiliarios Ltda., or Bracor, under the equity method of accounting. As such, we report a percentage of the earnings of Fund II, Fund III and Bracor equal to our ownership percentage on a single line item in the consolidated statement of operations as income from equity investments.

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

Fees from special servicing and asset management services are recognized as services are rendered. We account for incentive fees we can potentially earn from our investment management business in accordance with Method 1 of Emerging Issues Task Force Topic D-96. Under Method 1, no incentive income is recorded until all contingencies have been eliminated.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

Restricted Cash
Restricted cash of $8.2 million at September 30, 2006 is on deposit with the trustee for our CDOs and is expected to be used to pay contractual interest and principal and to purchase replacement collateral for our reinvesting CDOs during their respective reinvestment periods.

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

We classify our CMBS investments pursuant to FAS No. 115 on the date of acquisition of the investment. On August 4, 2005, we made a decision to change the accounting classification of our CMBS investments from available-for-sale to held-to-maturity. Held-to-maturity investments are stated at cost plus the amortization of any premiums or discounts and any premiums or discounts will be amortized through the consolidated statements of income using the level yield method. Other than in the instance of impairment, these held-to-maturity investments will be shown in our financial statements at their adjusted values pursuant to the methodology described above. We may from time to time invest in CMBS and certain other securities which may be classified as available-for-sale. Available-for-sale securities are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income/(loss) in shareholders' equity. Many of these investments are relatively illiquid and management must estimate their values. In making these estimates, management utilizes market prices provided by dealers who make markets in these securities, but may, under certain circumstances, adjust these valuations based on management's judgment. Changes in the valuations do not affect our reported income or cash flows, but impact shareholders' equity and, accordingly, book value per share.

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

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

assumptions regarding the collectibility of the principal and interest, net of related expenses, on the underlying loans.

Loans Receivable and Reserve for Possible Credit Losses
We purchase and originate commercial real estate debt and related instruments, or Loans, to be held as long term investments at amortized cost. Management must periodically evaluate each of these loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan were determined to be permanently impaired, we would write down the loan through a charge to the reserve for possible credit losses. Given the nature of our loan portfolio and the underlying commercial real estate collateral, significant judgment of management is required in determining the permanent impairment and the resulting charge to the reserve, which includes but is not limited to making assumptions regarding the value of the real estate that secures the loan. Each loan in our portfolio is evaluated at least quarterly using our loan risk rating system which considers loan-to-value, debt yield, cash flow stability, exit plan, loan sponsorship, loan structure and other factors deemed necessary by management to assess the likelihood of delinquency or default. If we believe that there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our loan, and this potential loss is multiplied by the default likelihood to determine the size of the reserve. Actual losses, if any, could ultimately differ from these estimates.

Repurchase Obligations
In certain circumstances, we have financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty. We currently record these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under any repurchase agreement as a liability on our consolidated balance sheet. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated statements of income. There is a position under consideration by standard setters, based upon a technical interpretation of FAS 140, that these transactions will not qualify as a purchase by us. We believe, consistent with industry practice, that we are accounting for these transactions in an appropriate manner; however, if these investments do not qualify as a purchase under FAS 140, we would be required to present the net investment (asset balance less the repurchase obligation balance) on our balance sheet together with an embedded derivative with the corresponding change in fair value of the derivative being recorded in the consolidated statements of income. The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty. Income from these arrangements would be presented on a net basis. Furthermore, hedge instruments related to these assets and liabilities, currently deemed effective, may no longer be effective and may have to be accounted for as non-hedge derivatives. As of September 30, 2006 we had entered into thirteen such transactions, with a book value of the associated assets of $310.1 million financed with repurchase obligations of $198.0 million. Adoption of the aforementioned treatment would result in a reduction in total assets and liabilities on our consolidated balance sheet of $198.0 million and $118.2 million at September 30, 2006 and December 31, 2005, respectively.

Interest Rate Derivative Financial Instruments
In the normal course of business, we use interest rate derivative financial instruments to manage, or hedge, cash flow variability caused by interest rate fluctuations. Specifically, we currently use interest rate swaps to effectively convert variable rate liabilities, that are financing fixed rate assets, to fixed rate liabilities. The differential to be paid or received on these agreements is recognized on the accrual basis as an adjustment to the interest expense related to the attendant liability. The swap agreements are generally accounted for on a held-to-maturity basis, and, in cases where they are terminated early, any gain or loss is generally amortized over the remaining life of the hedged item. These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment. Changes in value of effective cash flow hedges are reflected in our financial statements through accumulated other comprehensive income/(loss) and do not affect our net income. To the extent a derivative does not qualify for hedge accounting, and is deemed a non-hedge derivative, the changes in its value are included in net income.

To determine the fair value of derivative instruments, we use third parties to periodically value our interests.

Income Taxes
Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income. Management believes that we have and intend to continue to operate in a manner that will continue to allow

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

us to be taxed as a REIT and, as a result, do not expect to pay substantial corporate-level taxes (other than taxes payable by our taxable REIT subsidiaries which are accounted for in accordance with Statement of Financial Accounting Standards No. 109). Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we may be subject to Federal income tax on current and past income and may be subject to penalties.

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

Reclassifications
Certain reclassifications have been made in the presentation of the prior periods consolidated financial statements to conform to the September 30, 2006 presentation.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

3.       Commercial Mortgage-Backed Securities

Activity relating to our commercial mortgage-backed securities, or CMBS, for the nine months ended September 30, 2006 was as follows ($ values in thousands):

                                                                                          Weighted Average
                                                                               ------------------------------------------
                                                              Number   Number
                                     Face          Book         of       of                                     Maturity
Asset Type                          Value         Value     Securities Issues   Rating(1)  Coupon(2)  Yield(2) (Years)(3)
---------------------------------------------- ------------ ---------- ------- ---------- ---------- --------- ----------
December 31, 2005
   Floating Rate                 $   106,666   $  105,032      11        9        BBB-       6.89%      6.99%     2.3
   Fixed Rate                        419,885      382,938      34       21         B+        6.97%      7.72%    10.1
                                 ------------- ------------ ------------------ ---------- ---------- --------- ----------
     Total/Average                   526,551      487,970      45       30        BB-        6.95%      7.57%     8.4
Originations- Nine Months
   Floating Rate                      25,448       25,451       4        2        BB+        7.18%      7.21%     3.0
                                 ------------- ------------ ------------------ ---------- ---------- --------- ----------
   Fixed Rate                        361,255      359,280      34       28        BBB-       6.35%      6.33%     8.0
                                 ------------- ------------ ------------------ ---------- ---------- --------- ----------
     Total/Average                   386,703      384,731      38       30        BBB-       6.41%      6.39%     7.6

Repayments & Other(4)-Nine Months
   Floating Rate                      18,748       18,737       3        2        N/A         N/A        N/A       N/A
   Fixed Rate                          9,059        8,512       1        1        N/A         N/A        N/A       N/A
                                 ------------- ------------ ------------------ ---------- ---------- --------- ----------
     Total/Average                    27,807       27,249       4        3        N/A         N/A        N/A       N/A

September 30, 2006
   Floating Rate                     113,366      111,747      12        9        BBB-       7.66%      7.79%     2.0
   Fixed Rate                        772,081      733,705      67       48         BB        6.70%      7.35%     8.7
                                 ------------- ------------ ------------------ ---------- ---------- --------- ----------
     Total/Average               $   885,447   $  845,452      79       57         BB        6.82%      7.41%     7.8
                                 ============  ============ ========= =======  ========== ========== ========= =========

(1) Rating is the lowest rating from Fitch Ratings, Standard & Poor's and/or Moody's Investors Service and the weighted average is calculated using the Fitch Ratings methodology.
(2) Calculations based on LIBOR of 5.32% as of September 30, 2006 and LIBOR of 4.39% as of December 31, 2005.
(3) Represents the maturity of the investment assuming all extension options are executed.
(4) Includes full repayments, sale, partial repayments, mark-to-market adjustments, and the impact of premium and discount amortization and losses, if any. The figures shown in "Number of Securities" and "Number of Issues" represent the full repayments/sales, if any.

While we typically account for our CMBS investments on a held-to-maturity basis, under certain circumstances we will account for CMBS on an available-for-sale basis. At September 30, 2006, we had one CMBS investment that we designated and account for on an available-for-sale basis with a face value of $10.0 million. The security earns interest at a rate of 8.00%. As of September 30, 2006, the security was carried at its fair market value of $10.5 million. The investment matures in February 2010.

Quarterly, we reevaluate our CMBS portfolio to determine if there has been an other-than-temporary impairment based upon our assessment of future cash flow receipts. For the nine months ended September 30, 2006, we believe that there has not been any adverse change in cash flows for our CMBS portfolio and, therefore, did not recognize any other-than-temporary impairments. During the fourth quarter of 2004, we concluded that two of our CMBS investments had incurred other-than-temporary impairment and we incurred a charge of $5.9 million through the consolidated statements of income. Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectibility of the principal and interest, net of related expenses, on the underlying loans.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)
4.       Loans Receivable

Activity relating to our loans receivable for the nine months ended September 30, 2006 was as follows ($ values in thousands):

                                                                                 Weighted Average(1)
                                                                        ---------------------------------------
                                                                 Invest-                               Maturity
           Asset Type              Face Value(1) Book Value(1)   ments(1)  LTV(2)  Coupon(3) Yield(3) (Years)(4)
---------------------------------- ---------------------------------------------- ------------------- ---------
December 31, 2005
-----------------
Floating rate
Mortgage loans                         $ 66,471      $ 66,471         3    71.8%      6.90%    6.85%       2.8
Subordinate mortgage interests          527,497       526,435        51    64.3%      7.75%    7.82%       3.7
Mezzanine loans                         230,174       229,998        14    70.4%      8.56%    8.59%       3.5
                                   ------------- ------------- --------- -------- ---------- -------- ---------
Total/Average                           824,142       822,904        68    66.6%      7.91%    7.96%       3.6
Fixed rate
Mortgage loans                              -             -
Subordinate mortgage interests           49,390        48,435         4    71.6%      7.78%    8.15%      16.9
Mezzanine loans                         119,543       115,764         4    70.5%      9.00%    9.54%       5.9
                                   ------------- ------------- --------- -------- ---------- -------- ---------
Total/Average                           168,933       164,199         8    70.8%      8.65%    9.13%       9.2

                                   ------------- ------------- --------- -------- ---------- -------- ---------
Total/Average - December 31, 2005       993,075       987,103        76    67.1%      8.01%    8.13%       4.5
                                   ============= ============= ========= ======== ========== ======== =========

Originations - Nine Months(5)
-----------------------------
Floating rate
Mortgage loans                          146,027       146,027        10    75.8%      8.76%    8.85%       3.9
Subordinate mortgage interests          206,280       206,280         4    77.5%      9.22%    9.37%       4.0
Mezzanine loans                         392,480       392,480         8    74.8%      9.98%   10.18%       4.3
                                   ------------- ------------- --------- -------- ---------- -------- ---------
Total/Average                           744,787       744,787        22    75.7%      9.53%    9.69%       4.1
Fixed rate
Mortgage loans                               --            --        --       --         --       --        --
Subordinate mortgage interests               --            --        --       --         --       --        --
Mezzanine loans                          25,700        26,413         4    80.0%     11.49%   10.98%       4.6
                                   ------------- ------------- --------- -------- ---------- -------- ---------
Total/Average                            25,700        26,413         4    80.0%     11.49%   10.98%       4.6

                                   ------------- ------------- --------- -------- ---------- -------- ---------
Total/Average                           770,487       771,200        26    75.9%      9.60%    9.74%       4.1
                                   ============= ============= ========= ======== ========== ======== =========

Repayments & Other(6) - Nine Months
-----------------------------------
Floating rate
Mortgage loans                           61,569        61,569         3      N/A        N/A      N/A       N/A
Subordinate mortgage interests          296,450       296,255        30      N/A        N/A      N/A       N/A
Mezzanine loans                          68,795        68,763         4      N/A        N/A      N/A       N/A
                                   ------------- ------------- --------- -------- ---------- -------- ---------
Total/Average                           426,814       426,587        37      N/A        N/A      N/A       N/A
Fixed rate
Mortgage loans                               --            --        --      N/A        N/A      N/A       N/A
Subordinate mortgage interests              159            61        --      N/A        N/A      N/A       N/A
Mezzanine loans                             578           392        --      N/A        N/A      N/A       N/A
                                   ------------- ------------- --------- -------- ---------- -------- ---------
Total/Average                               737           453        --      N/A        N/A      N/A       N/A

                                   ------------- ------------- --------- -------- ---------- -------- ---------
Total/Average                           427,551       427,040        37      N/A        N/A      N/A       N/A
                                   ============= ============= ========= ======== ========== ======== =========

September 30, 2006
------------------
Floating rate
Mortgage loans                          150,929       150,929        10    74.9%      8.64%    8.98%       3.8
Subordinate mortgage interests          437,327       436,460        25    69.0%      8.92%    9.01%       3.5
Mezzanine loans                         553,859       553,715        18    72.7%      9.85%   10.01%       4.0
                                   ------------- ------------- --------- -------- ---------- -------- ---------
Total/Average                         1,142,115     1,141,104        53    71.5%      9.34%    9.49%       3.8
Fixed rate
Mortgage loans                               --            --        --       --         --       --        --
Subordinate mortgage interests           49,231        48,374         4    70.2%      7.78%    7.86%      16.2
Mezzanine loans                         144,665       141,785         8    69.5%      9.30%    9.59%       5.1
                                   ------------- ------------- --------- -------- ---------- -------- ---------
Total/Average                           193,896       190,159        12    69.7%      8.91%    9.15%       7.9

                                   ------------- ------------- --------- -------- ---------- -------- ---------
Total/Average - September 30, 2006  $ 1,336,011   $ 1,331,263        65    71.2%      9.27%    9.44%       4.4
                                   ============= ============= ========= ======== ========== ======== =========

(1) Does not include one non-performing loan with a face value of $8,000 and a book value of $2,751 and $3,039 on September 30, 2006 and December 31, 2005, respectively.
(2) Loan to value is based upon appraised values determined by third parties.
(3) Calculations based on LIBOR of 5.32% as of September 30, 2006 and LIBOR of 4.39% as of December 31, 2005.
(4) Represents the maturity of the investment assuming all extension options are executed.
(5) Includes additional fundings on prior period originations. The figures shown in "Investments" represents the actual number of originations during the period.
(6) Includes full repayments, sale, partial repayments and the impact of premium and discount amortization and losses, if any. The figures shown in "Investments" represents the full repayments/sales, if any.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

We continue to have one defaulted loan, an $8.0 million first mortgage at September 30, 2006. We received $288,000 in cash on the loan during the nine months ended September 30, 2006. The cash collections reduced the carrying value to $2.8 million at September 30, 2006.

In some instances, we have a further obligation to fund additional amounts under our loan arrangements, or Unfunded Commitments. At September 30, 2006, we had five such Unfunded Commitments for a total future funding obligation of $218.9 million.

At September 30, 2006, we had $6.2 million included in deposits and other receivables which represented loans that were satisfied and repaid prior to September 30, the proceeds of which had not been remitted to us by our servicers.

Quarterly, we reevaluate the reserve for possible credit losses based upon our current portfolio of loans. At September 30, 2006, a detailed review of the entire portfolio was completed, and we concluded that a reserve for possible credit losses was not warranted.

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

Activity relating to our total return swaps for the nine months ended September 30, 2006 was as follows ($ values in thousands):

                                                                                        Weighted Average
                                                                                     ------------------------
         Asset Type           Fair Market        Cash        Reference     Number                 Maturity
                                 Value                         Loan/         of
                              (Book Value)    Collateral   Participation Investments  Yield(1)     (Years)
----------------------------------------- --------------- ------------- ----------- ------------ ------------
December 31, 2005               $ 4,000        $ 4,000      $ 20,000          1        18.14%        0.6

Originations- Nine Months(2)      4,138          4,138        40,000          2        19.55%        1.9

Repayments- Nine Months           5,138          5,138        20,000          1          N/A         N/A

                             ------------ --------------- ------------- ----------- ------------ ------------
September 30, 2006(2)           $ 3,000        $ 3,000      $ 40,000          2        20.55%        1.0
                             ============ =============-- ============= =========== ============ ============

(1) Calculations based on LIBOR of 5.32% as of September 30, 2006 and LIBOR of 4.39% as of December 31, 2005.
(2) One total return swap currently has no outstanding balance and a $3.0 million Unfunded Commitment exists.

The total return swaps are treated as non-hedge derivatives for accounting purposes and, as such, changes in their market value are recorded through the consolidated statements of income. At September 30, 2006, our total return swaps were valued at par and no such consolidated statement of income impact was recorded.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

6. Equity Investment in Unconsolidated Subsidiaries

Pursuant to a venture agreement with Citigroup Alternative Investments, LLC, or the Venture Agreement, entered into in 2000 and subsequently amended in 2003, we have co-sponsored two funds: CT Mezzanine Partners II LP and CT Mezzanine Partners III, Inc., or Fund II and Fund III. We are an investor in the funds and our wholly-owned subsidiary, CT Investment Management Co., LLC, serves as the investment manager to the funds. Both funds have concluded their respective investment periods and are liquidating in the ordinary course. In connection with entering into the Venture Agreement and the formation of the funds, we capitalized certain costs. These costs are being amortized over the expected life of each fund with respect to each of the funds. During the second quarter, management concluded that it no longer intends to co-sponsor investment management vehicles pursuant to the Venture Agreement. Accordingly, the costs related to the Venture Agreement were accelerated and fully amortized during the quarter ended June 30, 2006. Included in depreciation and amortization for the quarter ended June 30, 2006, was $1.8 million of the accelerated amortization of these costs.

In September of 2006, we made a founding investment in Bracor Investimentos Imobiliarios Ltda., or Bracor, a newly formed net lease commercial real estate company located and operating in Brazil. Our total commitment is $15.0 million and at September 30, 2006, we funded $3.2 million. Bracor is owned 24% by us, 47% by Equity International Properties, Ltd., or EIP, and 29% by third parties. Our Chairman, Sam Zell, is the Chairman of EIP and has an ownership position in EIP. Bracor's operations will be conducted in Brazilian Reais and changes in the USD/Reais exchange rate will impact the carrying value of our investment. At September 30, 2006, the currency valuation adjustment for our investment was $1,000 and was recorded as an adjustment to accumulated other comprehensive income/(loss) in shareholders' equity. Our share of profits and losses from Bracor will be reported one quarter subsequent to the period earned by Bracor.

Activity relating to our equity investment in unconsolidated subsidiaries for the nine months ended September 30, 2006 was as follows ($ values in thousands):

                                         Venture         Fund II       Fund II       Fund III       Bracor         Total
                                           Agrmt.                        GP(1)
                                         -----------    ----------     ----------    ----------    ----------    ----------
Equity Investment
   Beginning Balance                          $  --        $1,278           $692        $7,754         $  --        $9,724
   Equity investment                             --            --             --            --         3,209         3,209
   Company portion of fund income                --           410            (70)          804            --         1,144
   Amortization of capitalized costs             --           (93)            --            --            --           (93)
   Investment/(Distributions)
   from funds                                    --          (106)            --        (4,656)           --        (4,762)
                                         -----------    ----------     ----------    ----------    ----------    ----------
   Ending Balance                             $  --        $1,489           $622        $3,902        $3,209        $9,222
                                         ===========    ==========     ==========    ==========    ==========    ==========
Capitalized Costs
   Beginning Balance                         $2,020        $2,036           $ --          $521          $ --        $4,577
   Amortization of capitalized costs         (2,020)         (481)            --          (113)           --        (2,614)
                                         -----------    ----------     ----------    ----------    ----------    ----------
   Ending Balance                             $  --        $1,555           $ --          $408          $ --        $1,963
                                         ===========    ==========     ==========    ==========    ==========    ==========
Total
   Beginning Balance                         $2,020        $3,314           $692        $8,275         $  --      $ 14,301
   Equity investment                             --            --             --            --         3,209         3,209
  Company portion of fund income                 --           410           (70)           804            --         1,144
   Amortization of capitalized costs         (2,020)         (574)            --          (113)           --        (2,707)
   Distributions from funds                      --          (106)            --        (4,656)           --        (4,762)
                                         -----------    ----------     ----------    ----------    ----------    ----------
   Ending Balance                             $  --        $3,044           $622        $4,310        $3,209       $11,185
                                         ===========    ==========     ==========    ==========    ==========    ==========

(1) $420,000 of the equity investment consists of capitalized costs at Fund II GP which are being amortized over the expected life of the Fund.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

7.  Debt

At September 30, 2006 and December 31, 2005 we had approximately $1.6 billion and $1.2 billion, respectively, of total debt outstanding. The balances of each category of debt and their respective all-in effective cost, including the amortization of fee and expenses, as of September 30, 2006 and December 31, 2005 were as follows ($ values in thousands):

                                        September 30, 2006                                December 31, 2005
                           ----------------------------------------------   -----------------------------------------------
                                                                  All-In                                             All-In
                           Face Value   Book Value   Coupon(1)     Cost       Face Value   Book Value    Coupon(1)    Cost
                           -----------  -----------  ----------    -----      ----------   ----------    ---------    ----
Repurchase Obligations        $351,433     $351,433       6.51%    6.81%        $369,751     $369,751        5.33%   5.57%
Collateralized Debt
Obligations
  CDO I (Floating)             252,778      252,778       5.94%    6.36%         252,778      252,778        5.01%   5.43%
  CDO II (Floating)            298,913      298,913       5.81%    6.03%         298,913      298,913        4.88%   5.10%
  CDO III (Fixed)              269,594      271,830       5.22%    5.25%         269,594      272,053        5.22%   5.25%
  CDO IV(Floating)(2)          418,428      418,428       5.52%    5.62%              --           --           --      --
                           -----------  -----------  ----------    -----      ----------   ----------    ---------    ----
    Total CDOs               1,239,713    1,241,949       5.61%    5.79%         821,285      823,744        5.03%   5.25%
Junior subordinated
debentures                      51,550       51,550       7.45%    7.53%              --           --           --      --
                           -----------  -----------  ----------    -----      ----------   ----------    ---------    ----

     Total                  $1,642,696   $1,644,932       5.86%    6.06%      $1,191,036   $1,193,495        5.12%   5.35%
                           ===========  ===========  ==========    =====      ==========   ==========    =========   =====

(1) Calculations based on LIBOR of 5.32% as of September 30, 2006 and LIBOR of 4.39% as of December 31, 2005.
(2) Comprised of $402.2 million of floating rate notes sold and $16.2 million of fixed rate notes sold.

Repurchase Obligations
At September 30, 2006, we were a party to eight repurchase agreements with six counterparties that provide total commitments of $950.0 million. At September 30, 2006, we borrowed $351.4 million under these agreements and had the ability to borrow $77.5 million without pledging additional collateral.

In February 2006, we amended and restated our repurchase agreements with Bear Stearns increasing the combined commitment by $75 million to $200 million. The agreements expire in August 2008 and are designed to finance, on a recourse basis, our general investment activity as well as assets designated for one or more of our CDOs. Under the agreements, advance rates are up to 85.0% and cash costs of funds range from LIBOR plus 0.55% to LIBOR plus 2.00%. At September 30, 2006, we had incurred borrowings under the agreements of $88.3 million and had the ability to borrow an additional $31.6 million against the assets collateralizing the borrowings under the agreement.

In March 2006, we extended our $200 million repurchase agreement with Liquid Funding, LTD., an affiliate of Bear Stearns. The agreement, which we originally entered into in February 2002, is designed to provide us with non-recourse financing for our general securities investment activity. Under the agreement, advance rates are up to 85.0% and cash costs of funds range from LIBOR plus 0.40% to LIBOR plus 1.70%. At September 30, 2006, we had incurred borrowings under the agreement of $25.7 million.

In March 2006, we entered into a loan-specific repurchase obligation representing borrowings of $6.0 million with Lehman Brothers. The obligation is non-recourse, has a term of one year and the advance rate is 60.0% with a cash cost of LIBOR plus 2.50%.

In June 2006, we extended our $100 million repurchase agreement with Goldman Sachs Mortgage Company to June 2009 and in August we amended and restated the agreement to increase the commitment to $150 million. The agreement, which we originally entered into in May 2003, is designed to finance, on a recourse basis, our general

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

investment activity. Under the agreement, advance rates are up to 88.0% and cash costs of funds range from LIBOR plus 0.60% to LIBOR plus 1.95%. At September 30, 2006, we had incurred borrowings under the agreement of $71.0 million and had the ability to borrow an additional $24.6 million against the assets collateralizing the borrowings under the agreement.

Collateralized Debt Obligations
At September 30, 2006, we had collateralized debt obligations, or CDOs, outstanding from four separate issuances with a total face value of $1.2 billion. Our existing CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet at $1.2 billion, representing the amortized sales price of the securities sold to third parties. In total, our two floating rate reinvesting CDOs provide us with $551.7 million of debt financing at a cash cost of LIBOR plus 0.55% (5.87% at September 30, 2006) and an all-in effective interest rate (including the amortization of issuance costs) of LIBOR plus 0.87% (6.19% at September 30, 2006). Our two fixed rate static CDOs provide us with $690.3 million of financing with a cash cost of 5.40% and an all-in effective interest rate of 5.47%. On a combined basis, our CDOs provide us with $1.2 billion of non-recourse, non-mark-to-market, index matched financing at a weighted average cash cost of 0.49% over the applicable index (5.61% at September 30, 2006) and a weighted average all-in cost of 0.69% over the applicable index (5.79% at September 30, 2006).

Junior Subordinated Debentures
In February 2006, we sold $50 million of trust preferred securities through a subsidiary, CT Preferred Trust I. The trust preferred securities have a 30-year term, maturing in April 2036, are redeemable at par on or after April 30, 2011 and pay distributions at a fixed rate of 7.45% for the first ten years ending April 2016, and thereafter, at a floating rate of three month LIBOR plus 2.65%. The all-in cost of the junior subordinated debentures is 7.53%.

Our interest in CT Preferred Trust I is accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that CT Preferred Trust I is a variable interest entity under FIN 46 and that we are not the primary beneficiary of the entity. Interest on the junior subordinated debentures is included in interest expense on our consolidated statements of income while the junior subordinated notes are presented as a separate item in our consolidated balance sheet.

8.       Participations Sold

Participations sold represent interests in loans that we originated and subsequently sold to third parties. We present these sold interests as secured borrowings in conformity with GAAP on the basis that these arrangements do not qualify as sales under FAS 140. At September 30, 2006, we had three such participations sold with a total book balance of $248.1 million at a weighted average yield of LIBOR plus 3.64% (8.96% at September 30, 2006). The income earned on the loans is recorded as interest income and an identical amount is recorded as interest expense on the consolidated statements of income.

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

During the nine month period ended September 30, 2006, we entered into nine new cash flow hedge agreements with a total current notional balance of $404.1 million. Additionally, during the nine months ended September 30, 2006, we received $1.2 million from counterparties in settlement of seven interest rate swaps. Recognition of these settlements has been deferred and is being amortized over the remaining life of the previously hedged item using an approximation of the level yield basis.

The following table summarizes the notional and fair values of our derivative financial instruments as of September 30, 2006. The notional value provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk ($ values in thousands):


   Hedge              Type               Notional Value         Interest Rate           Maturity         Fair Value
 ----------   ---------------------    --------------------    ------------------     -------------     -------------
 Swap         Cash Flow Hedge                $340,895               5.10%                 2015                ($662)
 Swap         Cash Flow Hedge                  74,094               4.58%                 2014                1,495
 Swap         Cash Flow Hedge                  19,037               3.95%                 2011                  794
 Swap         Cash Flow Hedge                  16,894               4.83%                 2014                  181
 Swap         Cash Flow Hedge                  16,377               5.52%                 2018                 (635)
 Swap         Cash Flow Hedge                  15,278               5.05%                 2016                  (29)
 Swap         Cash Flow Hedge                   8,007               4.77%                 2011                   44
 Swap         Cash Flow Hedge                   7,410               5.31%                 2011                 (124)
 Swap         Cash Flow Hedge                   7,062               5.10%                 2016                  (48)
 Swap         Cash Flow Hedge                   6,328               4.78%                 2007                   26
 Swap         Cash Flow Hedge                   5,384               3.12%                 2007                   82
 Swap         Cash Flow Hedge                   5,104               5.18%                 2016                  (62)
 Swap         Cash Flow Hedge                   4,134               4.76%                 2007                   18
 Swap         Cash Flow Hedge                   3,325               5.45%                 2015                 (104)
 Swap         Cash Flow Hedge                   2,870               5.08%                 2011                  (17)
                                       --------------------    ------------------     -------------     -------------
 Total/Weighted Average                      $532,199               4.96%                 2014                 $959
                                       ====================    ==================     =============     =============

As of September 30, 2006, the derivative financial instruments were reported at their fair value of $959,000 as interest rate hedge assets. Income and expense associated with these instruments is recorded as interest expense on the company's consolidated statements of income.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

10. Earnings Per Share

The following table sets forth the calculation of Basic and Diluted EPS for the nine months ended September 30, 2006 and 2005 (in thousands, except share and per share amounts):

                                       Nine months Ended September 30, 2006        Nine months Ended September 30, 2005
                                   -----------------------------------------------------------------------------------------
                                                                    Per Share                                    Per Share
                                     Net Income       Shares         Amount      Net Income         Shares         Amount
                                   ---------------- ------------- -------------- ------------- ----------------- -----------
 Basic EPS:
    Net earnings per share
      of common stock               $      38,577     15,327,855   $    2.52     $     27,797      15,110,227     $   1.84
                                                                  ==============                                 ===========

 Effect of Dilutive Securities:
    Options outstanding for the
      purchase of common stock                 --        147,643                           --         172,744
    Stock units outstanding
      convertible to shares of
      common stock                             --         66,808                           --          56,562
                                   ---------------- --------------              -------------- -----------------

 Diluted EPS:
    Net earnings per share
      of common stock and
      assumed conversions           $      38,577     15,542,306   $   2.48      $     27,797      15,339,533     $   1.81
                                   ================ ============== ============= ============= ================= ===========

The following table sets forth the calculation of Basic and Diluted EPS for the three months ended September 30, 2006 and 2005 (in thousands, except share and per share amounts):

                                      Three months Ended September 30, 2006        Three months Ended September 30, 2005
                                   -----------------------------------------------------------------------------------------
                                                                    Per Share                                    Per Share
                                     Net Income       Shares         Amount      Net Income         Shares         Amount
                                   ---------------- ------------- -------------- ------------- ----------------- -----------
 Basic EPS:
    Net earnings per share
      of common stock               $      13,437     15,337,325   $    0.88     $      9,799      15,125,443     $   0.65
                                                                  ==============                                 ===========

 Effect of Dilutive Securities:
    Options outstanding for the
      purchase of common stock                 --         178,748                           --          173,900
    Stock units outstanding
      convertible to shares of
      common stock                             --          69,807                           --           59,600
                                   -------------------------------              -------------- -----------------

 Diluted EPS:
    Net earnings per share
      of common stock and
      assumed conversions           $      13,437     15,585,880   $   0.86      $      9,799      15,358,943     $   0.64
                                   ================ ============== ============= ============= ================= ===========

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

11. Income Taxes

We made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ended December 31, 2003. As a REIT, we are generally not subject to federal income tax. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on taxable income at regular corporate rates. Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income. At September 30, 2006, we were in compliance with all REIT requirements.

During the three and nine months ended September 30, 2006, we recorded $984,000 and $2.5 million of income tax benefit for losses of $2.2 million and $5.3 million, respectively, attributable to our taxable REIT subsidiary. Our effective tax rate for the three and nine months ended September 30, 2006 attributable to the taxable REIT subsidiary was 44.4% and 46.2%, respectively.

12. Shareholders' Equity

On September 15, 2006, we declared a dividend of approximately $11.5 million, or $0.75 per share of common stock applicable to the three-month period ended September 30, 2006, which was paid on October 15, 2006 to shareholders of record on September 30, 2006. All dividends paid during the period presented were ordinary income.

13. Employee Benefit Plans

We had three benefit plans in effect at September 30, 2006: (1) the Second Amended and Restated 1997 Long-Term Incentive Stock Plan, or 1997 Employee Plan,
(2) the Amended and Restated 1997 Non-Employee Director Stock Plan, or 1997 Director Plan, and (3) the Amended and Restated 2004 Long-Term Incentive Plan, or 2004 Employee Plan. Activity under these three plans for the nine month period ended September 30, 2006 is summarized in the chart below in share and share equivalents:

                                     1997 Employee       1997 Director     2004 Employee Plan
                                         Plan                Plan                                     Total
                                   ------------------ -------------------- ------------------- --------------------
Options(1)
   Beginning Balance                    352,960               85,002                  --              437,962
   Granted 2006                              --                   --                  --                   --
   Exercised 2006                      (13,169)              (8,334)                  --              (21,503)
   Canceled 2006                             --                   --                  --                  --
                                   ------------------ -------------------- ------------------- --------------------
   Ending Balance                       339,791               76,668                  --              416,459

Restricted Stock(2)
   Beginning Balance                         --                   --             405,790              405,790
   Granted 2006                              --                   --             119,504              119,504
   Vested 2006                               --                   --             (23,366)             (23,366)
   Forfeited 2006                            --                   --             (16,929)             (16,929)
                                   ------------------ -------------------- ------------------- --------------------
   Ending Balance                            --                   --             484,999              484,999

Stock Units(3)
   Beginning Balance                                          62,384                  --               62,384
   Granted 2006                                                9,047                  --                9,047
   Converted 2006                                                 --                  --                   --
                                   ------------------ -------------------- ------------------- --------------------
   Ending Balance                                             71,431                  --               71,431

                                   ------------------ -------------------- ------------------- --------------------
Total Outstanding Shares                339,791              148,099             484,999              972,889
                                   ================== ==================== =================== ====================

(1) All options are fully vested as of September 30, 2006.
(2) Comprised of both performance based awards that vest upon the attainment of certain common equity return thresholds and time based awards that vest based upon an employee's continued employment on vesting dates.
(3) Stock units are given to certain members of our board of directors in lieu of cash compensation for services and in lieu of dividends earned on previously granted stock units.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

Compensation   expense  for  stock  awards  is  recognized  on  the  accelerated attribution method under FASB Interpretation No. 28.

The following table summarizes the outstanding options as of September 30, 2006:

        Exercise Price               Options                   Weighted Average                    Weighted
          per Share                Outstanding             Exercise Price per Share         Average Remaining Life
   --------------------- -----------------------------  ----------------------------- --------------------------------
                                             1997
                         1997 Employee     Director     1997 Employee      1997       1997 Employee    1997 Director
                              Plan           Plan            Plan      Director Plan       Plan            Plan
                         --------------- -------------  -------------- -------------- --------------- ----------------
      $10.00 - $15.00         55,939             --     $   13.34      $      --           4.20              --
      $15.00 - $20.00        197,184          8,334         16.85          18.00           3.72            0.79
      $20.00 - $25.00             --             --            --             --             --              --
      $25.00 - $30.00         86,668         68,334         28.85          30.00           1.54            1.33

                         --------------- -------------  -------------- -------------- --------------- ----------------
        Total/W. Average    339,791          76,668     $   19.33      $   28.70           3.24            1.27
                         =============== =============  ============== ============== =============== ================

In addition to the equity interests detailed above, we have granted percentage interests in the incentive compensation received by us from the Funds. At September 30, 2006, we had granted, net of forfeitures, 24% and 43% of the Fund II and fund III incentive compensation received by us, respectively.

14.      Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on our outstanding debt during the nine months ended September 30, 2006 and 2005 was $70.6 million and $21.7 million, respectively. We paid income taxes during the nine months ended September 30, 2006 and 2005 of $197,000 and $5,000, respectively.

At September 30, 2006, we had $6.2 million included in deposits and other receivables which represented loans that were satisfied and repaid prior to September 30, 2006, the proceeds of which had not been remitted to us by our servicers. The reclassification from loans receivable to deposits and other receivables resulted in a non-cash investing activity.

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

The following table details each segment's contribution to our overall profitability and the identified assets attributable to each such segment for the nine months ended, and as of, September 30, 2006, respectively (in thousands):

                                      Balance Sheet         Investment       Inter-Segment
                                        Investment          Management         Activities            Total
                                    ------------------- ------------------ ------------------- -------------------
Income from loans and other investments:
   Interest and related
   income                             $     123,862       $        --        $        --          $     123,862
   Less:  Interest and
    related expenses                         72,374                --                 --                 72,374
                                    ------------------- ------------------ ------------------- -------------------
     Income from loans and
     other investments, net                  51,488                --                 --                 51,488
                                    ------------------- ------------------ ------------------- -------------------

Other revenues:
   Management and advisory
   fees                                        --                 8,058             (5,862)               2,196
   Income/(loss) from equity
   investments in Funds                       1,120                 (70)              --                  1,050
   Other interest income                        830                  (7)               (33)                 790
                                    ------------------- ------------------ ------------------- -------------------
     Total other revenues                     1,950               7,981             (5,895)               4,036
                                    ------------------- ------------------ ------------------- -------------------

 Other expenses:
   General and administrative                 9,467              13,101             (5,862)              16,706
   Other interest expense                        33                --                  (33)                --
   Depreciation and amortization              2,501                 195               --                  2,696
                                    ------------------- ------------------ ------------------- -------------------
     Total other expenses                    12,001              13,296             (5,895)              19,402
                                    ------------------- ------------------ ------------------- -------------------

   Income (loss) before income
     taxes                                   41,437              (5,315)              --                 36,122
Benefit for income taxes                       --                (2,455)              --                 (2,455)
                                    ------------------- ------------------ ------------------- -------------------
   Net (loss) income allocable to   $        41,437    $         (2,860)     $        --        $        38,577
   class A common stock
                                    =================== ================== =================== ===================

   Total Assets                      $    2,269,723     $         6,481      $      (6,539)     $     2,269,665
                                    =================== ================== =================== ===================

All revenues were generated from external sources within the United States. The Balance Sheet Investment segment paid the Investment Management segment fees of $5.9 million for management of the segment for the nine months ended September 30, 2006, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the tables above.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

The following table details each segment's contribution to our overall profitability and the identified assets attributable to each such segment for the nine months ended, and as of, September 30, 2005, respectively (in thousands):

                                      Balance Sheet         Investment       Inter-Segment
                                        Investment          Management         Activities            Total
                                    ------------------- ------------------ ------------------- -------------------
Income from loans and other investments:
   Interest and related
   income                             $      57,359       $        --         $        --          $      57,359
   Less:  Interest and
    related expenses                         23,709                --                  --                 23,709
                                    ------------------- ------------------ ------------------- -------------------
     Income from loans and
     other investments, net                  33,650                --                  --                 33,650
                                    ------------------- ------------------ ------------------- -------------------

Other revenues:
   Management and advisory
   fees                                       --                  15,718             (3,574)              12,144
   Income/(loss) from equity
   investments in Funds                         628              (1,463)              --                    (835)
   Other interest income                        318                  64                 (8)                  374
                                    ------------------- ------------------ ------------------- -------------------
     Total other revenues                       946              14,319             (3,582)               11,683
                                    ------------------- ------------------ ------------------- -------------------

 Other expenses:
   General and administrative                 6,710              13,248             (3,574)               16,384
   Other interest expense                         8                --                    (8)                --
   Depreciation and amortization                633                 204              --                      837
                                    ------------------- ------------------ ------------------- -------------------
     Total other expenses                     7,351              13,452             (3,582)               17,221
                                    ------------------- ------------------ ------------------- -------------------

   Income before income taxes                27,245                 867               --                  28,112
Provision for income taxes                     --                   315               --                     315
                                    ------------------- ------------------ ------------------- -------------------
   Net income allocable to class A
   common stock                     $        27,245     $           552      $        --        $         27,797
                                    =================== ================== =================== ===================

   Total Assets                      $    1,331,130     $        11,469      $      (9,844)    $       1,332,755
                                    =================== ================== =================== ===================

All revenues were generated from external sources within the United States. The Balance Sheet Investment segment paid the Investment Management segment fees of $3.6 million for management of the segment for the nine months ended September 30, 2005, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the tables above.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

The following table details each segment's contribution to our overall profitability and the identified assets attributable to each such segment for the three months ended, and as of, September 30, 2006, respectively (in thousands):

                                      Balance Sheet         Investment       Inter-Segment
                                        Investment          Management         Activities            Total
                                    ------------------- ------------------ ------------------- -------------------
Income from loans and other investments:
   Interest and related
   income                             $      46,011       $        --         $        --          $     46,011
   Less:  Interest and
    related expenses                         28,838                --                  --                28,838
                                    ------------------- ------------------ ------------------- -------------------
     Income from loans and
     other investments, net                  17,173                --                  --                17,173
                                    ------------------- ------------------ ------------------- -------------------

Other revenues:
   Management and advisory
   fees                                       --                  2,604             (1,856)                 748
   Income/(loss) from equity
   investments in Funds                         348                 (20)              --                    328
   Other interest income                        500                 (27)               (33)                 440
                                    ------------------- ------------------ ------------------- -------------------
     Total other revenues                       848               2,557             (1,889)               1,516
                                    ------------------- ------------------ ------------------- -------------------

 Other expenses:
   General and administrative                 3,027               4,708             (1,856)               5,879
   Other interest expense                        33                --                  (33)                --
   Depreciation and amortization                292                  65               --                    357
                                    ------------------- ------------------ ------------------- -------------------
     Total other expenses                     3,352               4,773             (1,889)               6,236
                                    ------------------- ------------------ ------------------- -------------------

   Income before income taxes                14,669              (2,216)              --                 12,453
Benefit for income taxes                       --                  (984)              --                   (984)
                                    ------------------- ------------------ ------------------- -------------------
   Net income allocable to class A
   common stock                     $         14,669      $      (1,232)      $       --        $        13,437
                                    =================== ================== =================== ===================

   Total Assets                      $    2,269,723       $       6,481       $     (6,539)       $   2,269,665
                                    =================== ================== =================== ===================

All revenues were generated from external sources within the United States. The Balance Sheet Investment segment paid the Investment Management segment fees of $1.9 million for management of the segment for the three months ended September 30, 2006, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the tables above.

                      Capital Trust, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

 The following table details each segment's contribution to our overall profitability and the identified assets attributable to each such segment for the three months ended, and as of, September 30, 2005, respectively (in thousands):

                                      Balance Sheet         Investment       Inter-Segment
                                        Investment          Management         Activities            Total
                                    ------------------- ------------------ ------------------- -------------------
Income from loans and other investments:
   Interest and related
   income                             $      22,751       $        --         $       --          $      22,751
   Less:  Interest and
    related expenses                         10,325                --                 --                 10,325
                                    ------------------- ------------------ ------------------- -------------------
     Income from loans and
     other investments, net                  12,426                --                 --                 12,426
                                    ------------------- ------------------ ------------------- -------------------

Other revenues:
   Management and advisory
   fees                                       --                  2,711             (1,194)               1,517
   Income/(loss) from equity
   investments in Funds                         528                 (61)              --                    467
   Other interest income                        111                  26               --                    137
                                    ------------------- ------------------ ------------------- -------------------
     Total other revenues                       639               2,676             (1,194)               2,121
                                    ------------------- ------------------ ------------------- -------------------

 Other expenses:
   General and administrative                 2,026               4,484             (1,194)               5,316
   Other interest expense                      --                  --                 --                   --
   Depreciation and amortization                211                  67               --                     278
                                    ------------------- ------------------ ------------------- -------------------
     Total other expenses                     2,237               4,551             (1,194)               5,594
                                    ------------------- ------------------ ------------------- -------------------

   Income before income taxes                10,828              (1,875)              --                  8,953
Benefit for income taxes                       --                  (846)              --                   (846)
                                    ------------------- ------------------ ------------------- -------------------
   Net income allocable to class A
   common stock                     $        10,828       $      (1,029)       $      --          $       9,799
                                    =================== ================== =================== ===================

   Total Assets                      $    1,331,130       $      11,469       $     (9,844)       $   1,332,755
                                    =================== ================== =================== ===================


All revenues were generated from external sources within the United States. The Balance Sheet Investment segment paid the Investment Management segment fees of $1.2 million for management of the segment for the three months ended September 30, 2005, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the tables above.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Historical results set forth are not necessarily indicative of our future financial position and results of operations.

Introduction
We are a fully integrated, self-managed finance and investment management company that specializes in credit-sensitive structured financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account and for private equity funds that we manage on behalf of third parties. From the commencement of our finance business in 1997 through September 30, 2006 we have completed $7.2 billion of investments both directly and on behalf of our managed funds. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes and we are headquartered in New York City.

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

Balance Sheet Overview
At September 30, 2006, total assets were $2.3 billion, an increase of $712.1 million or 46% from year end 2005. Asset growth was driven predominantly by growth in CMBS, Loans and total return swaps, which we refer to collectively as Interest Earning Assets. Interest Earning Assets grew by $700.4 million or 47% from $1.5 billion at year end 2005 to $2.2 billion at September 30, 2006. At September 30, 2006, Interest Earning Assets had a weighted average yield of 8.67% (based upon LIBOR of 5.32% as of September 30, 2006).

During the nine months ended September 30, 2006, we made 38 investments in CMBS, with a total purchase price of $384.7 million ($386.7 million face value) with a weighted average yield of 6.39%. Four investments with a purchase price of $25.5 million ($25.5 million face value) bear interest at floating rates with a yield of LIBOR plus 1.89% (7.21% at September 30, 2006). Thirty four investments with a purchase price of $359.3 million ($361.3 million face value) bear interest at fixed rates with a yield of 6.33%.

At September 30, 2006, we held 79 investments in 57 separate issues of CMBS with an aggregate book value of $845.5 million that yield 7.41%. Floating rate CMBS with a book value of $111.7 million yields LIBOR plus 2.47% (7.79% at September 30, 2006). The remaining CMBS, $733.7 million book value, earns interest at fixed rates and yields 7.35%. At September 30, 2006, the expected average life for the CMBS portfolio was 94 months.

During the nine months ended September 30, 2006, we originated $771.2 million of Loans with a weighted average yield of 9.74%. Originations were comprised of ten mortgage loans for $146.0 million, four subordinate mortgage interests for $206.3 million and twelve mezzanine loans for $418.9 million. Twenty two of the loans we originated with a balance of $744.8 million bear interest at floating rates with a yield of LIBOR plus 4.37% (9.69% at September 30, 2006). Four loans with a balance of $26.4 million bear interest at fixed rates with a yield of 10.98%.

At September 30, 2006, we had 65 performing loans with a current book value of $1.3 billion and a yield of 9.44%. Twelve of the loans totaling $190.2 million bear interest at fixed rates with a yield of 9.15%. The 53 remaining loans, totaling $1.1 billion, bear interest at variable rates with a yield of LIBOR plus 4.17% (9.49% at September 30, 2006). One mortgage loan with an original principal balance of $8.0 million matured on July 15, 2000 but has not been repaid with respect to principal and interest, all other loans were performing in accordance with their terms. At September 30, 2006, we had five outstanding unfunded loan commitments for $218.9 million.

At September 30, 2006, we had two total return swaps with total market value of $3.0 million that earned interest at floating rates with a yield of LIBOR plus 15.24% (20.55% at September 30, 2006). The total return swaps are treated as non-hedge derivatives for accounting purposes and, as such, changes in their market value are recorded through the consolidated statements of income. At September 30, 2006, we had $3.0 million of unfunded commitments on our total return swaps.

At September 30, 2006, equity investments in unconsolidated subsidiaries consisted of our co-investments in Fund II and Fund III, associated capitalized costs and a new investment in Bracor Investimentos Imobiliarios Ltda., or Bracor. Bracor is a newly formed net lease commercial real estate company located and operating in Brazil. Our total commitment to Bracor is $15.0 million and, at September 30, 2006, we had funded $3.2 million of that commitment. Bracor's operations will be conducted in local currency and, as such, changes in local currency value will impact the carrying value of our investment. At quarter end, the currency valuation adjustment for our investment was $1,000 and was recorded as an adjustment to accumulated other comprehensive income/(loss) in shareholders' equity. At quarter end, total equity investments were $11.2 million, including $2.0 million of unamortized costs capitalized in connection with raising Fund II and Fund III. These costs are being amortized over the expected lives of the funds. At September 30, 2006, we had $11.8 million of unfunded commitments associated with our equity investments in unconsolidated subsidiaries.

We were party to 15 cash flow interest rate swaps with a total notional value of $532.2 million as of September 30, 2006. These cash flow interest rate swaps effectively convert floating rate debt to fixed rate debt, which is utilized to finance assets that earn interest at fixed rates. Under these swaps, we receive a rate equal to LIBOR (5.32% at September 30, 2006) and pay a weighted average rate of 4.96%. The market value of the swaps at September 30, 2006 was $959,000, which is recorded as an interest rate hedge asset and as a component of accumulated other comprehensive income/(loss) in shareholders' equity.

At September 30, 2006, total liabilities were $1.9 billion, an increase of $703.4 million or 58% from year end 2005. Liability growth, the vast majority of which was in the form of repurchase obligations, CDOs and junior subordinated debentures which we refer to collectively as Interest Bearing Liabilities, was the primary source of funds used to finance new originations. At September 30, 2006, Interest Bearing Liabilities had a weighted average all-in cost of 6.06% (based upon LIBOR of 5.32% as of September 30, 2006).

At September 30, 2006 we were a party to eight repurchase agreements with six counterparties that provide for total commitments of $950.0 million. At quarter end we borrowed $351.4 million under these agreements and had the ability to borrow an additional $77.5 million without pledging additional collateral. The weighted average cash borrowing cost for all the repurchase agreements outstanding at September 30, 2006 was LIBOR plus 1.19% (6.51% at September 30,
2006). Assuming no additional utilization under the repurchase agreements and including the amortization of all fees paid and capitalized over the remaining term of the repurchase agreements, the all-in effective borrowing cost was LIBOR plus 1.49% (6.81% at September 30, 2006).

At September 30, 2006, we had CDOs outstanding from four separate issuances with a total face value of $1.2 billion. Our existing CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet at $1.2 billion, representing the amortized sales price of the securities sold to third parties. In total, our two floating rate reinvesting CDOs provide us with $551.7 million of debt financing at a cash cost of LIBOR plus 0.55% (5.87% at September 30, 2006) and an all-in effective interest rate (including the amortization of issuance costs) of LIBOR plus 0.87% (6.19% at September 30, 2006). Our two fixed rate static CDOs provide us with $690.3 million of financing with a cash cost of 5.40% and an all-in effective interest rate of 5.47%. On a combined basis, our CDOs provide us with $1.2 billion of non-recourse, non-mark-to-market, index matched financing at a weighted average cash cost of 0.49% over the applicable index (5.61% at September 30, 2006) and a weighted average all-in cost of 0.69% over the applicable index (5.79% at September 30, 2006).

In February 2006, we sold $50.0 million of trust preferred securities through a subsidiary, CT Preferred Trust I. The trust preferred securities have a 30-year term ending April 2036, are redeemable at par on or after April 30, 2011 and pay distributions at a fixed rate of 7.45% for the first ten years ending April 2016, and thereafter, at a floating rate of three month LIBOR plus 2.65%. The all-in cost of the junior subordinated debentures is 7.53%.

At September 30, 2006, total shareholders' equity was $347.6 million, an increase of $8.7 million or 3% from the year ended 2005. The increase in shareholders' equity was primarily due to an increase in retained earnings as our net income exceeded our dividends declared which was offset by a decrease in accumulated other comprehensive income/(loss) as the value of our interest rate swaps decreased by $1.3 million.

At September 30, 2006, we had 15,397,525 shares of our class A common stock outstanding including unearned restricted stock.

Investment Management Overview
In addition to our balance sheet investment activities, we act as an investment advisor for third parties. The purpose of the investment management business is to create additional revenue sources for us and to broaden our platform to include investment activities complimentary to those executed directly on our balance sheet. We currently manage three private equity funds through our wholly-owned, taxable, investment management subsidiary, CT Investment Management Co., LLC, or CTIMCO.

Two of these funds, CT Mezzanine Partners II LP and CT Mezzanine Partners III, Inc., were co-sponsored vehicles under a joint venture with Citigroup Alternative Investments, or CAI. We have a co-investment in each of these vehicles. The third fund, CT Large Loan 2006, Inc., or the Large Loan Fund, is exclusively sponsored by us and we do not have a co-investment in this vehicle.

At September 30, 2006, Fund II had one investment, total assets of $47.9 million and invested equity of $27.7 million. Our equity co-investment at quarter end totaled $2.1 million (5.88%). CTIMCO earns base management fees of 1.29% per annum on invested capital and is entitled to incentive compensation payments on a 50/50 basis with our co-sponsor. We have agreed to pay up to 25% of the incentive compensation we receive to employees. If Fund II's assets were sold and liabilities were settled on October 1, 2006 at the recorded book value, and the fund's equity and income were distributed, we would record approximately $2.3 million of additional gross incentive fees.

At September 30, 2006, Fund III had six investments, total assets of $216.3 million and invested equity of $71.5 million. Our equity co-investment at quarter end totaled $3.9 million (4.71%). CTIMCO earns base management fees of 1.42% per annum on invested capital and is entitled to incentive compensation payments on a 62.5/37.5 basis with our co-sponsor. We have agreed to pay up to 43% of the incentive compensation we receive to employees. If Fund III's assets were sold and liabilities were settled on October 1, 2006 at the recorded book value, and the fund's equity and income were distributed, we would record approximately $7.1 million of additional gross incentive fees.

At September 30, 2006, Large Loan Fund had two investments, total assets of $195.2 million and invested equity of $98.0 million. Large Loan Fund's investment mandate is to co-invest with us in large mezzanine transactions that exceed the appetite of the balance sheet. Large Loan Fund has a one year investment period that expires in May 2007. CTIMCO earns management fees of 0.75% per annum of invested assets.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

We reported net income of $13.4 million for the three months ended September 30, 2006, an increase of $3.6 million, or 37%, from net income of $9.8 million for the three months ended September 30, 2005. The increase was primarily the result of an increase in net interest income from Interest Earning Assets (due to both higher levels of aggregate investments and increases in average LIBOR).

Interest and related income from Interest Earning Assets amounted to $46.0 million for the three months ended September 30, 2006, an increase of $23.3 million or 102.2% from the $22.8 million for the three months ended September 30, 2005. The increase in interest income was due to the growth in Interest Earning Assets and a higher average LIBOR rate, which increased by 1.75% from 3.60% for the three months ended September 30, 2005 to 5.35% for the three months ended September 30, 2006.

Interest and related expenses on Interest Bearing Liabilities amounted to $28.8 million for the three months ended September 30, 2006, an increase of $18.5 million from the $10.3 million for the three months ended September 30, 2005. The increase in expense was due to an increase in the amount of Interest Bearing Liabilities outstanding in connection with our asset growth as well as an increase in LIBOR. The increase in interest expense was partially offset by the increased use of lower cost collateralized debt obligations and more favorable terms under our repurchase agreements.

Other revenues decreased $605,000 from $2.1 million for the three months ended September 30, 2005 to $1.5 million for the three months ended September 30, 2006. The decrease was primarily due to the lower level of fund management fees received during the three months ended September 30, 2006.

General and administrative expenses increased $563,000 to $5.9 million for the three months ended September 30, 2006 from approximately $5.3 million for the three months ended September 30, 2005. The increase in general and administrative expenses was primarily due to increased employee compensation expense and professional fees.

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

At September 30, 2006 and 2005, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense on our REIT taxable income for the three months ended September 30, 2006 and 2005. We also have taxable REIT subsidiaries which are subject to tax at regular corporate rates. During the three months ended September 30, 2006 and 2005, we recorded a $984,000 and $846,000 income tax benefit, respectively. The income tax benefits resulted from a net operating loss for the period in our taxable REIT subsidiaries.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

We reported net income of $38.6 million for the nine months ended September 30, 2006, an increase of $10.8 million, or 39%, from net income of $27.8 million for the nine months ended September 30, 2005. The increase was primarily the result of an increase in net interest income from Interest Earning Assets (due to both higher levels of aggregate investments and increases in average LIBOR), partially offset by decreases in fund base management and incentive management fees.

Interest and related income from Interest Earning Assets amounted to $123.9 million for the nine months ended September 30, 2006, an increase of $66.5 million or 115.9% from the $57.4 million for the nine months ended September 30, 2005. The increase in interest income was due to the growth in Interest Earning Assets and a higher average LIBOR rate, which increased by 1.89% from 3.13% for the nine months ended September 30, 2005 to 5.02% for the nine months ended September 30, 2006.

Interest and related expenses on Interest Bearing Liabilities amounted to $72.4 million for the nine months ended September 30, 2006, an increase of $48.7 million from the $23.7 million for the nine months ended September 30, 2005. The increase in expense was due to an increase in the amount of Interest Bearing Liabilities outstanding in connection with our asset growth as well as an increase in LIBOR. The increase in interest expense was partially offset by the increased use of lower cost collateralized debt obligations and more favorable terms under our repurchase agreements.

Other revenues decreased $7.6 million from $11.7 million for the nine months ended September 30, 2005 to $4.0 million for the nine months ended September 30, 2006. The decrease was primarily due to the receipt of $7.8 million of incentive management fees from Fund II during the nine months ended September 30, 2005 offset by the acceleration of $1.0 million of previously capitalized fund related expenses in that same period as well as the lower level of fund management fees received during the nine months ended September 30, 2006.

General and administrative expenses increased $322,000 to $16.7 million for the nine months ended September 30, 2006 from approximately $16.4 million for the nine months ended September 30, 2005. The increase in general and administrative expenses was primarily due to generally higher employee compensation expense and professional fees offset by the allocation in March 2005 of Fund II incentive management fees for payment to employees (representing 25% of the total received by us, or $2.0 million).

Depreciation and amortization increased by $1.9 million from $837,000 to $2.7 million for the nine months ended September 30, 2006 as a result of our expensing an additional $1.8 million of the capitalized costs relating to the Venture Agreement.

At September 30, 2006 and 2005, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense on our REIT taxable income for the nine months ended September 30, 2006 and 2005. We also have taxable REIT subsidiaries which are subject to tax at regular corporate rates. During the nine months ended September 30, 2006 and 2005, we recorded a $2.5 million income tax benefit and a $315,000 income tax expense, respectively. The income tax benefit resulted from a net operating loss for the period in our taxable REIT subsidiaries.

Liquidity and Capital Resources
We expect that during the balance of 2006, we will use a significant amount of our available capital resources to originate or purchase new loans and investments for our balance sheet. We intend to continue to employ leverage on our balance sheet assets to enhance our return on equity. At September 30, 2006, we had $26.7 million in cash, $8.2 million in restricted cash and $77.5 million of immediately available liquidity from our repurchase agreements. Our primary sources of liquidity for the remainder of 2006 are expected to be cash on hand, cash generated from operations, principal and interest payments received on loans and investments, additional borrowings under our repurchase agreements, and capital raised through CDO issuances, stock offerings, junior subordinated debenture issuances and other capital raising activities. We believe these sources of capital will be adequate to meet future cash requirements.

We experienced a net increase in cash of $1.7 million for the nine months ended September 30, 2006, compared to a net decrease of $10.2 million for the nine months ended September 30, 2005. Cash provided by operating activities during the nine months ended September 30, 2006 was $52.0 million, compared to cash provided by operating activities of $27.9 million during the same period of 2005. The change was primarily due to increased net interest income due to our increased investment originations. For the nine months ended September 30, 2006, cash used in investing activities was $713.2 million, compared to $447.2 million during the same period in 2005. The change was primarily due to our increased investment originations. For the nine months ended September 30, 2006, cash provided by financing activities was $662.9 million, compared to $409.2 million during the same period in 2005. The change was primarily due to our increased investment originations.

At September 30, 2006, we had outstanding repurchase obligations totaling $351.4 million. At September 30, 2006, we had pledged assets that enable us to obtain an additional $77.5 million of financing under our repurchase agreements without pledging additional collateral. At September 30, 2006, we had $598.6 million of credit available for the financing of new and existing unpledged assets pursuant to our repurchase agreements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates at September 30, 2006. For financial assets and debt obligations, the table presents cash flows (in certain cases, face adjusted for expected losses) to the expected maturity and weighted average interest rates based upon the current carrying values of the remaining assets and liabilities. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on rates in effect as of the reporting date.

                                                                    Expected Maturity Dates
                              -----------------------------------------------------------------------------------------------------
                                  2006        2007         2008        2009          2010    Thereafter       Total      Fair Value
                                  ----        ----         ----        ----          ----    ----------       -----      -----------
Assets:                                                                   (dollars in thousands)
Commercial Mortgage-backed
   Securities
   Fixed Rate                 $   1,509   $  21,745   $   48,802   $    7,784   $   17,639  $  653,988    $   751,467    $   724,205
      Average interest rate        6.66%       6.66%        6.67%        6.71%       6.70%        6.50%          6.52%
   Variable Rate              $     146   $  34,752   $   57,689   $   19,195          --   $    1,583    $   113,365    $   112,301
      Average interest rate        7.62%       7.54%        7.42%        7.20%         --        11.26%          7.47%

Loans receivable
   Fixed Rate                 $     404   $  15,890   $   61,102   $    1,538   $   1,671   $  113,291    $   193,896    $   194,198
      Average interest rate        8.91%       8.79%        8.30%        7.75%       7.74%        7.34%          7.77%
   Variable Rate              $  80,505   $ 264,897   $  515,197   $  106,863   $  87,261   $   90,142    $ 1,144,865    $ 1,145,082
      Average interest rate        9.37%       9.49%        9.40%        9.91%      10.56%       11.16%          9.69%

Total Return Swaps
   Variable Rate                     --   $   3,000           --          --           --           --    $     3,000    $     3,000
      Average interest rate          --       20.55%          --          --           --           --          20.55%

Interest rate swaps
     Notional amounts         $   6,694   $  36,343   $   41,375   $  37,425    $  14,107   $  396,255    $   532,199    $      959
     Average fixed pay rate        5.07%      4.68%        5.08%       4.69%         5.04%        5.00%          4.96%
     Average variable receive
      rate                         5.32%      5.32%        5.32%       5.32%         5.32%        5.32%          5.32%

Liabilities:
Repurchase obligations
   Variable Rate              $  56,161   $ 71,021    $ 224,251          --            --           --    $   351,433    $   351,433
      Average interest rate        6.08%      6.40%        6.64%         --            --           --           6.49%

Collateralized debt
 obligations
   Fixed Rate                 $     324   $  5,976  $     5,030    $  4,396    $    2,603   $  267,460    $   285,789    $   265,082
      Average interest rate        6.82%      5.37%        5.65%       5.69%         5.28%        5.29%          5.31%
   Variable Rate              $   8,052   $ 24,255    $ 121,225    $201,424    $  151,803   $  453,524    $   960,283    $   960,283
      Average interest rate        5.69%      5.69%       5.34%        5.55%         5.74%        5.83%          5.69%


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

                           PART II. OTHER INFORMATION

ITEM 1:       Legal Proceedings
              None

ITEM 1A:      Risk Factors
              There have been no material changes to the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005, filed on March 10, 2006 with the Securities and Exchange Commission, except that the Company has determined to add the following risk factors:

              We are subject to risks related to our international investments. We make investments in foreign countries. Investing in foreign countries involves certain risks that may not exist when investing in the United States. The risks involved in foreign investments include:

              o exposure to local economic conditions, foreign exchange restrictions and restrictions on the withdrawal of foreign investment and earnings, investment restrictions or requirements, expropriations of property and changes in foreign taxation structures;

              o potential adverse changes in the diplomatic relations of foreign countries with the United States and government policies against investments by foreigners;

              o    changes in foreign regulations;

              o hostility from local populations, potential instability of foreign governments and risks of insurrections, terrorist attacks, war or other military action;

              o    fluctuations in foreign exchange rates;

              o changes in social, political, legal and other conditions affecting our international investment;

              o logistical barriers to our timely receiving the financial information relating to our international investments that may need to be included in our periodic reporting obligations as a public company; and

              o lack of uniform accounting standards (including availability of information in accordance with U.S. generally accepted accounting principles).

              Unfavorable legal, regulatory, economic or political changes such as those described above could adversely affect our financial condition and results of operations.

              There are increased risks involved with construction lending activities. We originate loans for the construction of commercial and residential use properties. Construction lending generally is considered to involve a higher degree of risk than to other types of lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, the difficulties in estimating construction costs and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity.

              Some of our investments and investment opportunities are in synthetic form.

              Synthetic investments are contracts between parties whereby payments are exchanged based upon the performance of an underlying reference obligation. These investments can take the form of either a total return swap, contracts in which one party agrees to make payments that replicate the total return of a defined underlying asset, typically in return for an upfront payment from the counterparty who essentially bears the risk of performance of the referenced asset, or a credit default swap, where one counterparty receives payments in return for assuming the risk of defaults and losses corresponding to the reference obligation. In addition to the performance of the reference obligation, these synthetic interests carry the risk of the counterparty not performing its contractual obligations. Market standards, the GAAP accounting methodology and tax regulations related to these investments are evolving, and we cannot be certain that their evolution will not adversely impact the value or sustainability of these investments.

              Furthermore, our ability to invest in synthetic investments, other than through a taxable REIT subsidiary, may be severely limited by the REIT qualification requirements because total return swaps and other synthetic investment contracts generally are not qualifying assets and do not produce qualifying income for purposes of the REIT asset and income tests.

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

        o10.1.a Amended and Restated Master Repurchase Agreement, dated as of August 15, 2006, by and between Goldman Sachs Mortgage Company and Capital Trust, Inc.

        o10.1.b Annex I to Amended and Restated Master Repurchase Agreement, dated as of August 15, 2006, by and between Goldman Sachs Mortgage Company and Capital Trust, Inc.

        o10.1.c Letter, dated as of August 15, 2006, by and between Goldman Sachs Mortgage Company and Capital Trust, Inc.

          +10.2 Employment Agreement, dated as of August 4, 2006, by and among Capital Trust, Inc., CT Investment Management Co., LLC and Thomas C. Ruffing (filed as Exhibit 10.2 to Capital
                   Trust, Inc.'s Quarterly Report on Form 10-Q (File No. 1-14788) filed on August 8, 2006 and incorporated herein by reference).

         o+10.3 Employment Agreement, dated as of September 29, 2006, by and among Capital Trust, Inc., CT Investment Management Co., LLC and Geoffrey G. Jervis.

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



October 30, 2006                                      /s/ John R. Klopp
----------------                                      -----------------
Date                                                  John R. Klopp
                                                      Chief Executive Officer

October 30, 2006                                      /s/ Geoffrey G. Jervis
----------------                                      -----------------------
Date                                                  Geoffrey G. Jervis
                                                      Chief Financial Officer