Form 10-K
period 2006-12-31
CAPITAL TRUST INC
filed 2007-02-28
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from to

Commission File Number 1-14788

Capital Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	94-6181186
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
410 Park Avenue, 14th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (212) 655-0220

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
class A common stock,	New York Stock Exchange
$0.01 par value (“class A common stock”)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

MARKET VALUE

The aggregate market value of the outstanding class A common stock held by non-affiliates of the registrant was approximately $390,665,948 as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.

OUTSTANDING STOCK

As of February 20, 2007 there were 17,451,183 outstanding shares of class A common stock. The class A common stock is listed on the New York Stock Exchange (trading symbol “CT”).

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Commission within 120 days after the close of the registrant’s fiscal year.

CAPITAL TRUST, INC.

i

PART I

Item 1.                        Business

References herein to “we,” “us” or “our” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

Overview

We are a fully integrated, self-managed finance and investment management company that specializes in credit sensitive structured financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. From the commencement of our finance business in 1997 through December 31, 2006, we have completed over $8.0 billion of investments in the commercial real estate debt arena.   We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes and we are headquartered in New York City.

Operating Segments

Segment revenue and profit information is presented in Note 18 to the Consolidated Financial Statements.

Developments during Fiscal Year 2006

During the year ended December 31, 2006, we originated $2.1 billion (including $237.4 million of unfunded commitments) of new loans, securities and related investments in 96 separate transactions, representing a record year of investment activity for the Company. Of this total, we closed $1.8 billion directly for our balance sheet and $300 million for funds and accounts managed by us, which we refer to as investment management vehicles.

Driven by these originations, our balance sheet portfolio of interest earning assets (defined as loans, commercial mortgage backed securities, or CMBS, and total return swaps, or TRS) grew from $1.5 billion (122 separate investments) at year end 2005 to $2.6 billion (159 separate investments) at year end 2006. Throughout the year, our portfolios performed well, experiencing no losses. At year end, we held 80 loans with an aggregate book value of $1.8 billion and an average last dollar loan to value of 70%. Our CMBS portfolio was comprised of 77 bonds with an aggregate book value of $811.0 million and a weighted average rating of BB+. At year end, we had two TRS positions with an aggregate book value of $1.8 million referencing $40.0 million of real estate debt. In addition to interest earning assets, our balance sheet assets include our equity investments in unconsolidated subsidiaries, primarily comprised of our co-investments in CT Mezzanine Partners II, LP and CT Mezzanine Partners III, Inc. and our investment in Bracor Investimentos Imobiliarios Ltda. All of our investments were performing at year end with the exception of one mortgage loan with an original principal balance of $8.0 million, which has been in default since 2000.

In 2006, we launched our international initiative, making a founding equity investment in Bracor Investimentos Imobiliarios Ltda., or Bracor, a newly formed net lease commercial real estate company located and operating in Brazil. Our total commitment to Bracor is $15.0 million, and $5.8 million of that commitment had been drawn at year end 2006. Bracor is owned 24% by us, 47% by Equity International, or EI, and 29% by third parties. Our chairman, Sam Zell, is also the chairman of EI and has an ownership position in EI.

On the capital raising front, we raised $566 million of new balance sheet capital in 2006 through the following transactions:

•       In February 2006, we privately placed $50 million of trust preferred securities through a wholly-owned subsidiary, CT Preferred Trust I. The trust preferred securities have a 30-year term, maturing in April 2036, are redeemable at par on or after April 30, 2011 and pay distributions at a fixed rate of 7.45% per annum for the first ten years ending April 2016, and thereafter, at a floating rate of three month LIBOR plus 2.65%. Trust preferred securities are recorded as junior subordinated debentures on our balance sheet and the all in effective cost of these liabilities, including the amortization of fees and expenses, is 7.53%.

•       In March 2006, we completed our fourth collateralized debt obligation, or CDO, which we refer to as CDO IV, issuing and selling to third party investors $429.4 million of notes rated AAA through BBB- and retaining all of the below investment grade securities, as well as the equity in the CDO issuers. A static pool CDO, CDO IV is collateralized by a portfolio of $488.6 million (face value) of CMBS and other commercial real estate debt. We have the option to call the entire financing beginning in March 2011. At issuance the CDO IV liabilities had a cash cost to us of 5.52% and, including the amortization of fees and expenses, an all in effective cost of 5.64%.

•       In November 2006, we issued 2,000,000 shares of class A common stock in a public offering underwritten by Bear Stearns & Co. Inc. Gross proceeds were $43.48 per share and total net proceeds to the Company were $86.6 million.

Finally, in 2006 we expanded our investment management business and raised two new investment management vehicles, CT Large Loan 2006, Inc., a private equity fund we refer to as CT Large Loan, and CT High Grade MezzanineSM, a separate account which we refer to as CT High Grade. These two new managed vehicles represent a repositioning of our investment management business to create targeted vehicles which complement the investment strategy of our balance sheet. CT Large Loan, for example, is mandated to invest only in certain large transactions that exceed our balance sheet’s maximum concentration limits, generally $50 million. In such cases, we invest with CT Large Loan in these $50+ million transactions on a pari passu basis. CT High Grade, on the other hand, has a mandate to invest primarily in senior (or high grade) commercial real estate mezzanine loans with rates of return lower than the minimum hurdle rates targeted for our balance sheet. Both of these new vehicles are specifically designed to leverage our platform, allowing us to earn fees for investing third party capital primarily side by side or senior to our balance sheet.

•       CT Large Loan closed in May 2006 with total equity commitments of $325 million from eight third party investors. The fund employs leverage (not to exceed 2:1 debt to equity) and we earn management fees of 0.75% per annum of invested assets (capped at 1.5% on invested equity).

•       CT High Grade closed in November 2006, with a single, related party investor committing $250 million. This separate account is not designed to utilize leverage and we earn management fees of 0.25% per annum of invested assets.

Platform

Our platform consists of 29 full time professionals with extensive real estate credit, capital markets and structured finance expertise. Our senior management team has, on average, over 20 years of industry experience. Founded in 1997, our business has been built on long-standing relationships with borrowers, brokers and our origination partners. This extensive network produces a pipeline of investment opportunities from which we select only those transactions that we believe exhibit a compelling risk/return profile. Once a transaction that meets our parameters is identified, we apply a disciplined process founded on four elements:

•       intense credit underwriting;

•       creative financial structuring;

•       efficient capitalization; and

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

Creative financial structuring is the second critical element. In our direct investment program, we strive to design a customized structure for each investment that provides us with the necessary credit, yield and protective structural features while meeting the varying, and often complex, needs of our clients. We believe our demonstrated ability to structure creative solutions gives us a distinct competitive advantage in the marketplace. In the structured products arena, our broad capital markets expertise enables us to better analyze the risks and opportunities embedded in complex vehicles such as CMBS and synthetic securities.

Efficient capitalization is the third integral element of our platform. We utilize multiple sources of debt and equity products to capitalize our balance sheet and investment management business. We use leverage to increase returns on equity and portfolio diversification, and work diligently to manage the increased risks associated with such leverage. We control financial risk by actively managing our capital structure, seeking to minimize our recourse and mark-to-market exposure and to match the duration and interest rate index of our assets and liabilities (in some cases, utilizing hedging instruments). Our objective is to maximize our return on equity while managing the risk inherent in a leveraged investment strategy. As such, we always seek to maintain adequate liquidity to defend the balance sheet against capital market and real estate market volatility. To achieve our objectives, we pursue innovative debt financing alternatives, such as CDOs, to finance our investments.

The final element of our platform is aggressive asset management. We pride ourselves on our active style of managing our portfolios. From closing an investment through its final repayment, our dedicated asset management team is in constant contact with our borrowers and servicers, monitoring performance of our collateral and enforcing our rights as necessary. We are a rated/approved Special Servicer by all three rating agencies, allowing us to exercise a substantial level of control in certain structured transactions such as CMBS.

By adhering to these four key elements that define our platform, from July 1997 through December 31, 2006, we have originated over $8.0 billion of investments, both directly and on behalf of our managed investment vehicles, and have limited the loss experience of our portfolios to less than 1.0%.

Business Model

As depicted below, our business model is designed to produce a unique mix of net interest margin from our balance sheet investments and fee income from our investment management operations.

We allocate opportunities between our balance sheet and investment management vehicles based upon our assessment of the availability and relative cost of capital, the risk and return profiles of each investment and applicable regulatory requirements. The combination of balance sheet and investment management capabilities allows us to maximize the scope of opportunities upon which we can capitalize. Our goal is to deliver a stable, growing stream of earnings from these two complementary activities.

Currently, we are investing capital for our own account, as well as on behalf of CT Large Loan and CT High Grade. Both of these entities are designed to complement the activities of our balance sheet. At year end 2006, in addition to our active investment management mandates, we manage two other vehicles, CT Mezzanine Partners II, LP and CT Mezzanine Partners III, Inc., which we refer to as Fund II and Fund III, respectively. Fund II and Fund III have both completed their investment periods and are now liquidating in the ordinary course.

We operate our business to qualify as a REIT for federal income tax purposes. Our primary reason for operating as a REIT is to pay dividends to our shareholders on a tax-efficient basis. We manage our balance sheet investments to produce a portfolio that meets the asset and income tests necessary to maintain our REIT qualification and otherwise conduct our investment management business through our wholly-owned subsidiary, CT Investment Management Co., LLC, which is subject to federal, state and city income tax.

Investment Strategies

Since 1997, our investment programs have focused on various strategies designed to take advantage of opportunities that have developed in the commercial real estate finance sector. These opportunities have been created largely by the evolution and growing importance of securitization in the commercial real estate debt capital markets. With approximately $2.8 trillion outstanding as of September 30, 2006, U.S. commercial real estate debt is a large and dynamic market.

Depending on our assessment of relative value, our real estate investments may take a variety of forms including, but not limited to:

•       Mortgage Loans—These are secured property loans evidenced by a first mortgage which is senior to any mezzanine financing and the owner’s equity. These loans may finance stabilized properties, may be bridge loans to finance property owners that require interim funding or may be construction loans. Our mortgage loans range in duration and typically require a balloon payment of principal at maturity. These loans may include parri passu participations in mortgage loans. We may also originate and fund first mortgage loans in which we intend to sell the senior tranche, thereby creating what we refer to as a subordinate mortgage interest.

•       Subordinate Mortgage Interests—Sometimes known as B Notes, these are loans evidenced by a junior participation in a first mortgage, with the senior participation known as an A Note. Although a subordinate mortgage interest may be evidenced by its own promissory note, it shares a single borrower and mortgage with the A Note and is secured by the same collateral. Subordinate mortgage interests have the same obligations, collateral and borrower as the A Note lender and in most instances are contractually limited in rights and remedies in the case of a default. The subordinate mortgage interest is subordinated to the A Note by virtue of a contractual arrangement between the A Note lender and the subordinate mortgage interest lender. In some cases, there may be multiple senior and/or junior interests to our interest in a single mortgage loan.

•       Mezzanine Loans—These include both property and corporate mezzanine loans. Property mezzanine loans are secured property loans that are subordinate to a first mortgage loan, but senior to the owner’s equity. A mezzanine loan is evidenced by its own promissory note and is typically made to the owner of the property-owning entity, which is typically the first mortgage borrower. It is not secured by a mortgage on the property, but by a pledge of the borrower’s ownership interest in the property-owning entity. Subject to negotiated contractual restrictions, the mezzanine lender generally has the right, following foreclosure, to become the owner of the property, subject to the lien of the first mortgage. Corporate mezzanine loans, on the other hand, are investments in or loans to real estate related operating companies, including REITs. Such investments may take the form of secured debt, preferred stock and other hybrid instruments such as convertible debt. Corporate mezzanine loans may finance, among other things, operations, mergers and acquisitions, management buy-outs, recapitalizations, start-ups and stock buy-backs generally involving real estate and real estate related entities.

•       CMBS—These are securities collateralized by pools of individual first mortgage loans. Cash flows from the underlying mortgages are aggregated and allocated to the different classes of securities in accordance with their seniority, typically ranging from the AAA rated through the unrated, first loss tranche. Administration and servicing of the pool is performed by a trustee and servicers, who act on behalf of all security holders in accordance with contractual agreements. Our investments generally represent the subordinated tranches in these pools ranging from the BBB rated through the unrated class. When practical, we are designated the Special Servicer for the CMBS trusts in which we have appropriate ownership interests, enabling us to control the resolution of matters which require lender approval.

•       Synthetics—These instruments are contracts between parties whereby payments are exchanged based upon the performance of an underlying reference obligation. The type of obligation referenced may be any of the above described asset types. These investments typically take the form of either a total return swap or a credit default swap. In addition to the performance of the reference obligation, synthetics carry the additional risk of the performance of the counterparty.

2006 was a record year for our company in terms of origination volume, with $2.1 billion of total commitments made for our balance sheet and our investment management vehicles. The charts below illustrate the diversification of the assets we originated in 2006.

Investment Type

Property Type

Geographic Location

Business Plan

Our business strategy is to continue to grow our balance sheet investments and our third party assets under management. We expect the growth of our business to be driven primarily by the following activities:

•       we will continue to make commercial real estate debt investments for our balance sheet;

•       we will expand our investment management business through additional offerings of subsequent investment management vehicles; and

•       we may incubate or acquire complementary balance sheet and investment management businesses that leverage our core skills in credit underwriting and financial structuring.

Competition

We are engaged in a highly competitive business. In our investment activities, we compete for opportunities with numerous public and private investment vehicles, including financial institutions, specialty finance companies, mortgage banks, pension funds, opportunity funds, hedge funds, REITs and other institutional investors, as well as individuals. Many competitors are significantly larger than us, have well established operating histories and may have greater access to capital, more resources and other advantages over us. These competitors may be willing to accept lower returns on their investments or to compromise underwriting standards and, as a result, our origination volume and profit margins could be adversely affected. In our investment management business, we compete with other investment management companies in attracting third party capital for our vehicles and many of our competitors are well established, possessing substantially greater financial, marketing and other resources.

Government Regulation

Our activities in the United States, including the financing of our operations, are subject to a variety of federal and state regulations. In addition, a majority of states have ceilings on interest rates chargeable to certain customers in financing transactions. Furthermore, our international activities are also subject to local regulations.

Employees

As of December 31, 2006, we had 29 full-time employees. Our staff is employed under a co-employment agreement with a third party human resources firm, Ambrose Employer Group, LLC. In addition, our chief executive officer, chief operating officer, chief financial officer and chief credit officer are employed under employment contracts. None of our employees are covered by a collective bargaining agreement and management considers the relationship with our employees to be good. In addition to our staff in New York, we contract for the services of an additional 15 dedicated professionals employed by a real estate underwriting outsource services firm in Chennai, India.

Code of Business Conduct and Ethics and Corporate Governance Documents

We have adopted a code of business conduct and ethics that applies to all of our employees and our board of directors, including our principal executive officer and principal financial and accounting officer. This code of business conduct and ethics is designed to comply with SEC regulations and New York Stock Exchange corporate governance rules related to codes of conduct and ethics and is posted on our corporate website at http://www.capitaltrust.com. In addition, our corporate governance guidelines and charters for our audit, compensation and corporate governance committees of the board of directors are also posted on our corporate website. Copies of our code of business conduct and ethics, our corporate governance guidelines and our committee charters are also available free of charge, upon request directed to Investor Relations, Capital Trust, Inc., 410 Park Avenue, 14th Floor, New York, NY 10022.

Website Access to Reports

We maintain a website at http://www.capitaltrust.com. Effective as of January 1, 2003, through our website, we make available, free of charge, our annual proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish them to, the SEC. The SEC maintains a website that contains these reports at http://www.sec.gov.

Item 1A.                Risk Factors

FORWARD LOOKING INFORMATION

Our Annual Report on Form l0-K for the year ended December 31, 2006, our 2006 Annual Report to Shareholders, any of our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K of the Company, or any other oral or written statements made in press releases or otherwise by or on behalf of Capital Trust, Inc., may contain forward looking statements within the meaning of the Section 21E of the Securities and Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward looking statements predict or describe our future operations, business plans, business and investment strategies and portfolio management and the performance of our investments and our investment management business. These forward looking statements are identified by their use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

Our actual results may differ significantly from any results expressed or implied by these forward looking statements. Some, but not all, of the factors that might cause such a difference include, but are not limited to:

•       the general political, economic and competitive conditions, in the United States and foreign jurisdictions wherein we invest;

•       the level and volatility of prevailing interest rates and credit spreads;

•       adverse changes in the real estate and real estate capital markets;

•       the deterioration of performance and thereby credit quality of property securing our investments, borrowers and, in general, the risks associated with the ownership and operation of real estate that may cause cash flow deterioration to us and potentially principal losses on our investments;

•       a compression of the yield on our investments and the cost of our liabilities, as well as the level of leverage available to us;

•       adverse developments in the availability of desirable loan and investment opportunities whether they be due to competition, regulation or otherwise;

•       events, contemplated or otherwise, such as natural disasters including hurricanes and earthquakes, acts of war and/or terrorism (such as the events of September 11, 2001) and others that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investment;

•       the cost of operating our platform,  including, but not limited to, the cost of operating a real estate investment platform and the cost of operating as a publicly traded company;

•       authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission; Internal Revenue Service, the New York Stock Exchange, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might to business; and

•       the risk factors set forth below.

Risks Related to Our Investment Program

Our existing loans and investments expose us to a high degree of risk associated with investing in commercial real estate related assets.

Real estate historically has experienced significant fluctuations and cycles in performance that may result in reductions in the value of our real estate related investments. The performance and value of our loans and investments once originated or acquired by us depends on many factors beyond our control. The ultimate performance and value of our investments is subject to the varying degrees of risk generally incident to the ownership and operation of the commercial properties which collateralize or support our investments. The ultimate performance and value of our loans and investments depends upon, in large part, the commercial property owner’s ability to operate the property so that it produces cash flows necessary to pay the interest and principal due to us on our loans and investments. Revenues and cash flows may be adversely affected by:

•       changes in national economic conditions;

•       changes in local real estate market conditions due to changes in national or local economic conditions or changes in local property market characteristics;

•       competition from other properties offering the same or similar services;

•       changes in interest rates and in the availability of mortgage financing;

•       the ongoing need for capital improvements, particularly in older building structures;

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

We may change our investment strategy without shareholder consent, which may result in riskier investments than our current investments.

As part of our strategy, we may seek to expand our investment activities beyond real estate related investments. We may change our investment activities at any time without the consent of our shareholders, which could result in our making investments that are different from, and possibly riskier than, our current real estate investments. New investments we may make outside of our area of historical expertise may not perform as well as our current portfolio of real estate related investments.

We are exposed to the risks involved with making subordinated investments.

Our subordinated investments involve the risks attendant to investments consisting of subordinated loan and similar positions. In many cases, management of our investments and our remedies with respect thereto, including the ability to foreclose on or direct decisions with respect to the collateral securing such investments, is subject to the rights of senior lenders and the rights set forth in inter-creditor or servicing agreements. Our interests, and those of the senior lenders and other interested parties may not be aligned.

We may not be able to obtain the level of leverage necessary to optimize our return on investment.

Our return on investment depends, in part, upon our ability to grow our balance sheet portfolio of invested assets and those of our investment management vehicles through the use of leverage at interest rates that are lower than the interest rates earned on our investments. We generally obtain leverage through the issuance of collateralized debt obligations, or CDOs, repurchase agreements and other borrowings. Our ability to obtain the necessary leverage on attractive terms ultimately depends upon the quality of the portfolio assets that collateralize our indebtedness. Our failure to obtain and/or maintain leverage at desired levels, or to obtain leverage on attractive terms, would have a material adverse effect on our performance or that of our investment management vehicles. Moreover, we are dependent upon a few lenders to provide financing under repurchase agreements for our origination or acquisition of loans and investments and there can be no assurance that these agreements will be renewed or extended at expiration. Our ability to obtain financing through CDOs is subject to conditions in the debt capital markets which are impacted by factors beyond our control that may at times be adverse and reduce the level of investor demand for such securities.

We are subject to the risks of holding leveraged investments.

Leverage creates an opportunity for increased return on equity, but at the same time creates risk for us and our investment management vehicles. For example, leveraging magnifies changes in our net worth. We and our investment management vehicles will leverage assets only when there is an expectation that leverage provide a benefit, such as enhancing returns, although we cannot assure you that the use of leverage will prove to be beneficial. Increases in credit spreads in the market generally may adversely affect the market value of our investments. Because borrowings under our repurchase agreements and some other agreements are secured by our investments, which are subject to being marked to market by our credit providers, the borrowings available to us may decline if the market value of our investments decline. Moreover, we cannot assure you that we will be able to meet mark-to-market capital calls or debt service obligations in general and, to the extent such obligations are not met, there is a risk of loss of some or all of our investments through foreclosure or a financial loss if we or they are required to liquidate assets, the impact of which could be magnified if such a liquidation is at a commercially inopportune time.

Some of our leverage and contingent obligations are guaranteed by us.

We guarantee the performance of some of our obligations, including but not limited to some of our repurchase agreements, derivative agreements, obligations to co-invest in our investment management vehicles and unsecured indebtedness. Non performance on such obligations may cause losses to us in excess of the capital we initially have invested/committed under such obligations and there is no assurance that we will have sufficient capital to cover any such losses.

We are subject to terms under our secured and unsecured credit agreements that may impose restrictions on our operation of the business.

Under our secured and unsecured credit agreements, such as our repurchase agreements and derivative agreements, we have made certain representations, warranties and affirmative and negative covenants that may restrict our ability to operate while still utilizing those sources of credit. Such representations, warranties and covenants include but are not limited to restrictions on corporate guarantees, the maintenance of certain financial ratios, including our ratio of debt to equity capital and our debt service coverage ratio, as well as the maintenance of a minimum net worth, restrictions against a change of control of our company and limitations on alternative sources of capital.

Our success depends on the availability of attractive investments and our ability to identify, structure, consummate, manage and realize returns on attractive investments.

Our operating results are dependent upon the availability of, as well as our ability to identify, structure, consummate, manage and realize returns on, credit sensitive investment opportunities. In general, the availability of desirable credit sensitive investment opportunities and, consequently, our balance sheet returns and our investment management vehicles’ returns, will be affected by the level and volatility of interest rates, conditions in the financial markets, general economic conditions, the market and demand for credit sensitive investment opportunities, and the supply of capital for such investment opportunities. We cannot assure you that we will be successful in identifying and consummating investments which satisfy our rate of return objectives or that such investments, once consummated, will perform as anticipated. In addition, if we are not successful in investing for our investment management vehicles, the potential revenues we earn from management fees and co-investment returns will be reduced. We may expend significant time and resources in identifying and pursuing targeted investments, some of which may not be consummated.

The real estate investment business is highly competitive. Our success depends on our ability to compete with other providers of capital for real estate investments.

Our business is highly competitive and significantly more competition has entered our market over the past few years. Competition may cause us to accept economic or structural features in our investments that we would not have otherwise accepted and it may cause us to search for investments in markets outside of our traditional product expertise. We compete for attractive investments with traditional lending sources, such as insurance companies and banks, as well as other REITs, specialty finance companies and private equity vehicles with similar investment objectives, which may make it more difficult for us to consummate our target investments. Many of our competitors have greater financial resources and lower costs of capital than us, which provides them with greater operating flexibility.

Our loans and investments may be subject to fluctuations in interest rates which may not be adequately protected, or protected at all, by our hedging strategies.

Our current balance sheet investment program emphasizes loans with both “floating” interest rates and fixed interest rates. Floating rate investments earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically LIBOR), allowing this portion of our portfolio to be insulated from changes in value due specifically to changes in rates. Fixed interest rate investments, however, do not have adjusting interest rates and, as prevailing interest rates change, the relative value of the fixed cash flows from these investments will cause potentially significant changes in value. Depending on market conditions, fixed rate assets may become a greater portion of our new loan originations. We employ various hedging strategies to limit the effects of changes in interest rates, including engaging in interest rate swaps, caps, floors and other interest rate derivative products. No strategy can completely insulate us or our investment management vehicles from the risks associated with interest rate changes and there is a risk that they may provide no protection at all. Hedging transactions involve certain additional risks such as counterparty risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot assure you that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us or our investment management vehicles against the foregoing risks. In addition, cash flow hedges which are not perfectly correlated (and appropriately designated/documented as such) with a variable rate financing will impact our reported income as gains, and losses on the ineffective portion of such hedges will be recorded.

Our use of leverage may create a mismatch with the duration and index of the investments that we are financing.

We attempt to structure our leverage such that we minimize the difference between the term of our investments and the leverage we use to finance such an investment. In the event that our leverage is shorter term than the financed investment, we may not be able to extend or find appropriate replacement leverage and that would have an adverse impact on our liquidity and our returns. In the event that our leverage is longer term than the financed investment, we may not be able to repay such leverage or replace the financed investment with an optimal substitute or at all, which will negatively impact our desired leveraged returns.

We attempt to structure our leverage such that we minimize the difference between the index of our investments and the index of our leverage—financing floating rate investments with floating rate leverage and fixed rate investments with fixed rate leverage. If such a product is not available to us from our lenders on reasonable terms, we may use hedging instruments to effectively create such a match. For example, in the case of fixed rate investments, we may finance such an investment with floating rate leverage, but effectively convert all or a portion of the attendant leverage to fixed rate using hedging strategies.

Our attempts to mitigate such risk are subject to factors outside of our control, such as the availability to us of favorable financing and hedging options, which is subject to a variety of factors, of which duration and term matching are only two such factors.

Our loans and investments may be illiquid which will constrain our ability to vary our portfolio of investments.

Our real estate investments are relatively illiquid and some are highly illiquid. Such illiquidity may limit our ability to vary our portfolio or our investment management vehicles’ portfolios of investments in response to changes in economic and other conditions. Illiquidity may result from the absence of an established market for investments as well as the legal or contractual restrictions on their resale. In addition, illiquidity may result from the decline in value of a property securing these investments. We cannot assure you that the fair market value of any of the real property serving as security will not decrease in the future, leaving our or our investment management vehicles’ investments under-collateralized or not collateralized at all, which could impair the liquidity and value, as well as our return on such investments.

We may not have control over certain of our loans and investments.

Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we or our investment management vehicles may:

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

Therefore, we may not be able to exercise control over the loan or investment. Such financial assets may involve risks not present in investments where senior creditors, servicers or third party controlling investors are not involved. Our rights to control the process following a borrower default may be subject to the rights of senior creditors or servicers whose interests may not be aligned with ours. A third party partner or co-venturer may have financial difficulties resulting in a negative impact on such asset, may have economic or business interests or goals which are inconsistent with ours and those of our investment management vehicles, or may be in a position to take action contrary to our or our investment management vehicles’ investment objectives. In addition, we and our investment management vehicles may, in certain circumstances, be liable for the actions of our third party partners or co-venturers.

We may not achieve our targeted rate of return on our investments.

We originate or acquire investments based on our estimates or projections of overall rates of return on such investments, which in turn are based upon, among other considerations, assumptions regarding the performance of assets, the amount and terms of available financing to obtain desired leverage and the manner and timing of dispositions, including possible asset recovery and remediation strategies, all of which are subject to significant uncertainty. In addition, events or conditions that we have not anticipated may occur and may have a significant effect on the actual rate of return received on an investment.

As we acquire or originate investments for our balance sheet portfolio, whether as new additions or as replacements for maturing investments, there can be no assurance that we will be able to originate or acquire investments that produce rates of return comparable to rates on our existing investments.

We may not be able to acquire suitable investments for a CDO issuance, or we may not be able to issue CDOs on attractive terms, which may require us to utilize more costly financing for our investments.

We intend to capitalize on opportunities to finance certain of our investments through the issuance of CDOs. During the period that we are acquiring these investments, we intend to finance our purchases through repurchase agreements. We use these repurchase agreements to finance our acquisition of investments until we have accumulated a sufficient quantity of investments, at which time we may refinance them through a securitization, such as a CDO issuance. As a result, we are subject to the risk that we will not be able to acquire a sufficient amount of eligible investments to maximize the efficiency of a CDO issuance. In addition, conditions in the debt capital markets may make the issuance of CDOs less attractive to us even when we do have a sufficient pool of collateral. If we are unable to issue a CDO to finance these investments, we may be required to utilize other forms of potentially less attractive financing.

We may not be able to find suitable replacement investments for CDOs with reinvestment periods.

Some of our CDOs have periods where principal proceeds received from assets securing the CDO can be reinvested for a defined period of time, commonly referred to as a reinvestment period. Our ability to find suitable investments during the reinvestment period that meet the criteria set forth in the CDO documentation and by rating agencies may determine the success of our CDO investments. Our potential inability to find suitable investments may cause, among other things, lower returns, interest deficiencies, hyper-amortization of the senior CDO liabilities and may cause us to reduce the life of our CDOs and accelerate the amortization of certain fees and expenses.

The use of CDO financings with over-collateralization and interest coverage requirements may have a negative impact on our cash flow.

The terms of CDOs will generally provide that the principal amount of investments must exceed the principal balance of the related bonds by a certain amount and that interest income exceeds interest expense by a certain amount. Generally, CDO terms provide that, if certain delinquencies and/or losses or other factors cause a decline in collateral or cash flow levels, the cash flow otherwise payable on our retained subordinated classes may be redirected to repay classes of CDOs senior to ours until the issuer or the collateral is in compliance with the terms of the governing documents. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive net income from assets pledged to secure CDOs. We cannot assure you that the performance tests will be satisfied. With respect to future CDOs we may issue, we cannot assure you, in advance of completing negotiations with the rating agencies or other key transaction parties as to the actual terms of the delinquency tests, over-collateralization and interest coverage terms, cash flow release mechanisms or other significant factors upon which net income to us will be calculated. Failure to obtain favorable terms with regard to these matters may adversely affect the availability of net income to us. If our investments fail to perform as anticipated, our over-collateralization, interest coverage or other credit enhancement expense associated with our CDO financings will increase.

We may be required to repurchase loans that we have sold or to indemnify holders of our CDOs.

If any of the loans we originate or acquire and sell or securitize through CDOs do not comply with representations and warranties that we make about certain characteristics of the loans, the borrowers and the underlying properties, we may be required to repurchase those loans or replace them with substitute loans. In addition, in the case of loans that we have sold instead of retained, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to carry on our books, and our ability to borrow against such assets is limited. Any significant repurchases or indemnification payments could adversely affect our financial condition and operating results.

The commercial mortgage and mezzanine loans we originate or acquire and the commercial mortgage loans underlying the CMBS in which we invest are subject to delinquency, foreclosure and loss, which could result in losses to us.

Our commercial mortgage and mezzanine loans are secured by commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, changes in national, regional or local economic conditions and/or specific industry segments; declines in regional or local real estate values and declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, and changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

Our investments in subordinated CMBS and similar investments are subject to losses.

In general, losses on an asset securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, and then by the most junior security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest (and in some cases we are invested in the junior most classes of securitizations), we may not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage backed securities, the securities in which we invest may incur significant losses.

The prices of lower credit quality CMBS are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns and underlying borrower developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality CMBS because the ability of borrowers to make principal and interest payments on the mortgages underlying the mortgage backed securities may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.

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

In addition, the events of September 11, 2001 created significant uncertainty regarding the ability of real estate owners of high profile assets to obtain insurance coverage protecting against terrorist attacks at commercially reasonable rates, if at all. With the enactment of the Terrorism Risk Insurance Act of 2002, or TRIA, and the subsequent enactment of the Terrorism Risk Insurance Extension Act of 2005, which extended the TRIA through the end of 2007, insurers must make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties that we invest in are unable to obtain affordable insurance coverage, the value of those investments could decline and in the event of an uninsured loss, we could lose all or a portion of our investment.

The economic impact of any future terrorist attacks could also adversely affect the credit quality of some of our loans and investments. Some of our loans and investments will be more susceptible to such adverse effects than others, such as hotel loans, which may experience a significant reduction in occupancy rates following any future attacks. We may suffer losses as a result of the adverse impact of any future attacks and these losses may adversely impact our results of operations.

We are subject to risks related to our international investments and the amount and percentage of our operations and investments outside the United States may increase significantly over time.

We make investments in foreign countries. Investing in foreign countries involves certain additional risks that may not exist when investing in the United States. The risks involved in foreign investments include:

•       exposure to local economic conditions, local interest rates, foreign exchange restrictions and restrictions on the withdrawal of foreign investment and earnings, investment restrictions or requirements, expropriations of property and changes in foreign taxation structures;

•       potential adverse changes in the diplomatic relations of foreign countries with the United States and government policies against investments by foreigners;

•       changes in foreign regulations;

•       hostility from local populations, potential instability of foreign governments and risks of insurrections, terrorist attacks, war or other military action;

•       fluctuations in foreign currency exchange rates;

•       changes in social, political, legal, taxation and other conditions affecting our international investment;

•       logistical barriers to our timely receiving the financial information relating to our international investments that may need to be included in our periodic reporting obligations as a public company; and

•       lack of uniform accounting standards (including availability of information in accordance with U.S. generally accepted accounting principles).

Unfavorable legal, regulatory, economic or political changes such as those described above could adversely affect our financial condition and results of operations.

There are increased risks involved with construction lending activities.

We originate loans for the construction of commercial and residential use properties. Construction lending generally is considered to involve a higher degree of risk than to other types of lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion of a project, the dependency upon the successful operation of the project (such as achieving satisfactory occupancy and rental rates) for repayment, the difficulties in estimating construction costs and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity.

Some of our investments and investment opportunities are in synthetic form.

Synthetic investments are contracts between parties whereby payments are exchanged based upon the performance of an underlying reference obligation. In addition to the risks associated with the performance of the reference obligation, these synthetic interests carry the risk of the counterparty not performing its contractual obligations. Market standards, GAAP accounting methodology and tax regulations related to these investments are evolving, and we cannot be certain that their evolution will not adversely impact the value or sustainability of these investments. Furthermore, our ability to invest in synthetic investments, other than through a taxable REIT subsidiaries, may be severely limited by the REIT qualification requirements because synthetic investment contracts generally are not qualifying assets and do not produce qualifying income for purposes of the REIT asset and income tests.

Risks Related to Our Investment Management Business

We are subject to risks and uncertainties associated with operating our investment management business, and we may not achieve from this business the investment returns that we expect.

We will encounter risks and difficulties as we operate our investment management business. In order to achieve our goals as an investment manager, we must:

•       manage our investment management vehicles successfully by investing their capital in suitable investments that meet their respective investment criteria;

•       actively manage the assets in our portfolios in order to realize targeted performance;

•       create incentives for our management and professional staff to the task of developing and operating the investment management business; and

•       structure, sponsor and capitalize future investment management vehicles that provide investors with attractive investment opportunities.

If we do not successfully operate our investment management business to achieve the investment returns that we or the market anticipates, our results of operations may be adversely impacted.

We may expand our investment management business to involve other investment classes where we do not have prior investment experience. We may find it difficult to attract third party investors without a performance track record involving such investments. Even if we attract third party capital, there can be no assurance that we will be successful in deploying the capital to achieve targeted returns on the investments.

We face substantial competition from established participants in the private equity market as we offer mezzanine and other investment management vehicles to third party investors.

We face significant competition from large financial and other institutions that have proven track records in marketing and managing investment management vehicles and otherwise have a competitive advantage over us because they have access to pre-existing third party investor networks into which they can channel competing investment opportunities. If our competitors offer investment products that are competitive with products offered by us, we will find it more difficult to attract investors and to capitalize our investment management vehicles.

Our investment management vehicles are subject to the risk of defaults by third party investors on their capital commitments.

The capital commitments made by third party investors to our investment management vehicles represent unsecured promises by those investors to contribute cash to the investment management vehicles from time to time as investments are made by the investment management vehicles. Accordingly, we are subject to general credit risks that the investors may default on their capital commitments. If defaults occur, we may not be able to close loans and investments we have identified and negotiated which could materially and adversely affect the investment management vehicles’ investment program or make us liable for breach of contract, in either case to the detriment of our franchise in the private equity market.

Risks Related to Our Company

We are dependent upon our senior management team to develop and operate our business.

Our ability to develop and operate our business depends to a substantial extent upon the experience, relationships and expertise of our senior management and key employees. We cannot assure you that these individuals will remain in our employ. The employment agreement with our chief executive officer, John R. Klopp, expires on December 31, 2008, unless further extended. The employment agreement with our chief operating officer, Stephen D. Plavin, expires on December 28, 2008, unless further extended by us to 2009. The employment agreement with our chief financial officer, Geoffrey G. Jervis, expires on December 31, 2009, unless further extended by us to 2010. The employment agreement with our chief credit officer, Thomas C. Ruffing, expires on December 31, 2008. The loss of the services of our senior management and key employees could have a material adverse effect on our operations.

There may be conflicts between the interests of our investment management vehicles and us.

We are subject to a number of potential conflicts between our interests and the interests of our investment management vehicles.  We are subject to potential conflicts of interest in the allocation of investment opportunities between our balance sheet and our investment management vehicles. In addition, we may make investments that are senior or junior to, participations in, or have rights and interests different from or adverse to, the investments made by our investment management vehicles. Our interests in such investments may conflict with the interests of our investment management vehicles in related investments at the time of origination or in the event of a default or restructuring of the investment. Finally, our officers and employees may have conflicts in allocating their time and services among us and our investment management vehicles.

We must manage our portfolio in a manner that allows us to rely on an exclusion from registration under the Investment Company Act of 1940 in order to avoid the consequences of regulation under that Act.

We rely on an exclusion from registration as an investment company afforded by Section 3(c)(5)(C) of the Investment Company Act of 1940. Under this exclusion, we are required to maintain, on the basis of positions taken by the SEC staff in interpretive and no-action letters, a minimum of 55% of the value of the total assets of our portfolio in “mortgages and other liens on and interests in real estate,” which we refer to as “Qualifying Interests,” and a minimum of 80% in Qualifying Interests and real estate related assets. Because registration as an investment company would significantly affect our ability to engage in certain transactions or to organize ourselves in the manner we are currently organized, we intend to maintain our qualification for this exclusion from registration. In the past, when required due to the mix of assets in our balance sheet portfolio, we have purchased all of the outstanding interests in pools of whole residential mortgage loans, which we treat as Qualifying Interests based on SEC staff positions. Investments in such pools of whole residential mortgage loans may not represent an optimum use of our investable capital when compared to the available investments we target pursuant to our investment strategy and these investments present additional risks to us, and these risks are compounded by our inexperience with such investments. We continue to analyze our investments and may acquire other pools of whole loan residential mortgage backed securities when and if required for compliance purposes.

We treat our investments in CMBS, B Notes and mezzanine loans as Qualifying Interests for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C) to the extent such treatment is consistent with guidance provided by the SEC or its staff. In the absence of such guidance that otherwise supports the treatment of these investments as Qualifying Interests, we will treat them, for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C), as real estate related assets or miscellaneous assets, as appropriate.

If our portfolio does not comply with the requirements of the exclusion we rely upon, we could be forced to alter our portfolio by selling or otherwise disposing of a substantial portion of the assets that are not Qualifying Interests or by acquiring a significant position in assets that are Qualifying Interests. Altering our portfolio in this manner may have an adverse effect on our investments if we are forced to dispose of or acquire assets in an unfavorable market and may adversely affect our stock price.

If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company and limitations on corporate leverage that would have a material adverse impact on our investment returns.

We may expand our franchise through business acquisitions and the recruitment of financial professionals, which may present additional costs and other challenges and may not prove successful.

Our business plan contemplates expansion of our franchise into complementary investment strategies involving other credit sensitive structured financial products. We may undertake such expansion through business acquisitions or the recruitment of financial professionals with experience in other products. We may also expend a substantial amount of time and capital pursuing opportunities to expand into complementary investment strategies that we do not consummate. The expansion of our operations could place a significant strain on our management, financial and other resources. Our ability to manage future expansion will depend upon our ability to monitor operations, maintain effective quality controls and significantly expand our internal management and technical and accounting systems, all of which could result in higher operating expenses and could adversely affect our current business, financial condition and results of operations.

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

By virtue of their direct and indirect share ownership, John R. Klopp, a director and our chief executive officer, Craig M. Hatkoff, a director and former officer, and other shareholders indirectly owned by trusts for the benefit of our chairman of the board, Samuel Zell, have the power to significantly influence our affairs and are able to influence the outcome of matters required to be submitted to shareholders for approval, including the election of our directors, amendments to our charter, mergers, sales of assets and other acquisitions or sales. The influence exerted by these shareholders over our affairs might not be consistent with the interests of some or all of our other shareholders. As of December 31, 2006, these shareholders collectively own and control 2,773,508 shares of our class A common stock representing approximately 15.6% of our outstanding class A common stock.

W. R. Berkley Corporation, or WRBC, owns 2,000,000 shares of our class A common stock which represents 11.5% of our outstanding class A common stock. An officer of WRBC serves on our board of directors and, therefore, has the power to significantly influence our affairs. Through its significant ownership of our class A common stock, WRBC may have the ability to influence matters submitted for shareholder approval. The influence exerted by WRBC over our affairs might not be consistent with the interests of some or all of our other shareholders.

The concentration of ownership in our officers or directors or shareholders associated with them may have the effect of delaying or preventing a change in control of our company, including transactions in which you might otherwise receive a premium for your class A common stock, and might negatively affect the market price of our class A common stock.

Some provisions of our charter and bylaws and Maryland law may deter takeover attempts, which may limit the opportunity of our shareholders to sell their shares at a favorable price.

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

Maryland Takeover Statutes.   We are subject to the Maryland Business Combination Act which could delay or prevent an unsolicited takeover of us. The statute substantially restricts the ability of third parties who acquire, or seek to acquire, control of us to complete mergers and other business combinations without the approval of our board of directors even if such transaction would be beneficial to shareholders. “Business combinations” between such a third party acquiror or its affiliate and us are prohibited for five years after the most recent date on which the acquiror or its affiliate becomes an “interested shareholder.” An “interested shareholder” is defined as any person who beneficially owns 10 percent or more of our shareholder voting power or an affiliate or associate of ours who, at any time within the two-year period prior to the date interested shareholder status is determined, was the beneficial owner of 10 percent or more of our shareholder voting power. If our board of directors approved in advance the transaction that would otherwise give rise to the acquiror or its affiliate attaining such status, such as the issuance of shares of our class A common stock to WRBC, the acquiror or its affiliate would not become an interested shareholder and, as a result, it could enter into a business combination with us. Our board of directors could choose not to negotiate with an acquirer if the board determined in its business judgment that considering such an acquisition was not in our strategic interests. Even after the lapse of the five-year prohibition period, any business combination with an interested shareholder must be recommended by our board of directors and approved by the affirmative vote of at least:

•       80% of the votes entitled to be cast by shareholders; and

•       two-thirds of the votes entitled to be cast by shareholders other than the interested shareholder and affiliates and associates thereof.

The super-majority vote requirements do not apply if the transaction complies with a minimum price requirement prescribed by the statute.

The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that an interested shareholder becomes an interested shareholder. Our board of directors has exempted any business combination involving family partnerships controlled separately by John R. Klopp and Craig M. Hatkoff, and a limited liability company indirectly controlled by a trust for the benefit of Samuel Zell and his family. As a result, these persons and WRBC may enter into business combinations with us without compliance with the super-majority vote requirements and the other provisions of the statute.

We are subject to the Maryland Control Share Acquisition Act. With certain exceptions, the Maryland General Corporation Law provides that “control shares” of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiring person or by our officers or by our directors who are our employees, and may be redeemed by us. “Control shares” are voting shares which, if aggregated with all other shares owned or voted by the acquiror, would entitle the acquiror to exercise voting power in electing directors within one of the specified ranges of voting power. A person who has made or proposes to make a control share acquisition, upon satisfaction of certain conditions, including an undertaking to pay expenses, may compel our board to call a special meeting of shareholders to be held within 50 days of demand to consider the voting rights of the “control shares” in question. If no request for a meeting is made, we may present the question at any shareholders’ meeting.

If voting rights are not approved at the shareholders’ meeting or if the acquiring person does not deliver the statement required by Maryland law, then, subject to certain conditions and limitations, we may redeem for fair value any or all of the control shares, except those for which voting rights have previously been approved. If voting rights for control shares are approved at a shareholders’ meeting and the acquiror may then vote a majority of the shares entitled to vote, then all other shareholders may exercise appraisal rights. The fair value of the shares for purposes of these appraisal rights may not be less than the highest price per share paid by the acquiror in the control share acquisition. The control share acquisition statute does not apply to shares acquired in a merger, consolidation or share exchange if we are a party to the transaction, nor does it apply to acquisitions approved or exempted by our charter or bylaws. Our bylaws contain a provision exempting certain holders identified in our bylaws from this statute, including WRBC, family partnerships controlled separately by John R. Klopp and Craig M. Hatkoff, and a limited liability company indirectly controlled by a trust for the benefit of Samuel Zell and his family.

We are also subject to the Maryland Unsolicited Takeovers Act which permits our board of directors, among other things and notwithstanding any provision in our charter or bylaws, to elect on our behalf to stagger the terms of directors and to increase the shareholder vote required to remove a director. Such an election would significantly restrict the ability of third parties to wage a proxy fight for control of our board of directors as a means of advancing a takeover offer. If an acquiror was discouraged from offering to acquire us, or prevented from successfully completing a hostile acquisition, you could lose the opportunity to sell your shares at a favorable price.

The market value of our class A common stock may be adversely affected by many factors.

As with any public company, a number of factors may adversely influence the price of our class A common stock, many of which are beyond our control. These factors include, in addition to other risk factors mentioned in this section:

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

One of the factors that will influence the price of our class A common stock will be the dividend yield on our stock (distributions as a percentage of the price of our stock) relative to market interest rates. An increase in market interest rates may lead prospective purchasers of our class A common stock to expect a higher dividend yield, which could adversely affect the market price of our class A common stock.

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

Risks Related to our REIT Status and Certain Other Tax Items

Our charter does not permit any individual to own more than 9.9% of our class A common stock, and attempts to acquire our class A common stock in excess of the 9.9% limit would be void without the prior approval of our board of directors.

For the purpose of preserving our qualification as a REIT for federal income tax purposes, our charter prohibits direct or constructive ownership by any individual of more than a certain percentage, currently 9.9%, of the lesser of the total number or value of the outstanding shares of our class A common stock as a means of preventing ownership of more than 50% of our class A common stock by five or fewer individuals. The charter’s constructive ownership rules are complex and may cause the outstanding class A common stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual. As a result, the acquisition of less than 9.9% of our outstanding class A common stock by an individual or entity could cause an individual to own constructively in excess of 9.9% of our outstanding class A common stock, and thus be subject to the charter’s ownership limit. There can be no assurance that our board of directors, as permitted in the charter, will increase, or won’t decrease, this ownership limit in the future. Any attempt to own or transfer shares of our class A common stock in excess of the ownership limit without the consent of our board of directors will be void, and will result in the shares being transferred by operation of law to a charitable trust, and the person who acquired such excess shares will not be entitled to any distributions thereon or to vote such excess shares.

The 9.9% ownership limit may have the effect of precluding a change in control of us by a third party without the consent of our board of directors, even if such change in control would be in the interest of our shareholders or would result in a premium to the price of our class A common stock (and even if such change in control would not reasonably jeopardize our REIT status). The ownership limit exemptions and the reset limits granted to date would limit our board of directors’ ability to reset limits in the future and at the same time maintain compliance with the REIT qualification requirement prohibiting ownership of more than 50% of our class A common stock by five or fewer individuals.

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

We expect to continue to operate so as to qualify as a REIT under the Internal Revenue Code. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•       we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to shareholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate rates;

•       any resulting tax liability could be substantial, could have a material adverse effect on our book value and would reduce the amount of cash available for distribution to shareholders; and

•       unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and thus, our cash available for distribution to shareholders would be reduced for each of the years during which we did not qualify as a REIT.

Fee income from our investment management business is expected to be realized by one of our taxable REIT subsidiaries, and, accordingly, will be subject to income tax

Complying with REIT requirements may cause us to forego otherwise attractive opportunities and limit our expanstion opportunities.

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

In order to qualify as a REIT, we must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless we and such issuer jointly elect to be treated as a “taxable REIT subsidiary” under the Internal Revenue Code. The total value of all of our investments in taxable REIT subsidiaries cannot exceed 20% of the value of our total assets. In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences.

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

We utilize “taxable mortgage pools” to finance  our investments.

Certain securitizations, such as our CDOs, are considered taxable mortgage pools, or TMPs, for federal income tax purposes. TMPs are generally subject to an unavoidable federal tax on the portion of their income deemed to be excess inclusion income, or EII. As a REIT, we are exempt from taxation at the corporate level on such EII as long as we own 100% of the equity interests in the securitization (as defined for tax purposes). Notwithstanding the foregoing, we will be subject to taxation at the corporate level on any EII allocated to certain shareholders treated as disqualified organizations under applicable tax rules (generally tax-exempt entities, including federal, state, and foreign governmental entities).

In certain instances, we have either pledged our equity interests in these TMPs as collateral under our repurchase agreements or have contributed these interests to other TMPs—in both cases subjecting the pools to the potential loss of their tax exempt status in the event that we were forced to sell our interests or our interests were foreclosed  upon  by a third party that was not afforded the same exemption as us.

Despite our general corporate level exemption from taxation on EII, our shareholders (other than disqualified organizations, described above) are subject to taxation on the EII that we earn. The Internal Revenue Service has not given clear guidance as to the appropriate method for the calculation of EII and, absent such clear guidance, we have calculated EII based upon what we believe to be a reasonable method. Our estimation of EII is disclosed in our year end financial statements. In addition, pursuant to recently issued guidance from the Internal Revenue Service, we are required to allocate EII to our shareholders in proportion to dividends paid and to inform our shareholders of the amount and character of the EII allocated to them. Given the lack of guidance concerning calculation of EII, there can be no assurances that we have calculated excess inclusion income in a manner satisfactory to the Internal Revenue Service.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our principal executive and administrative offices are located in approximately 12,000 square feet of office space leased at 410 Park Avenue, 14th Floor, New York, New York 10022. Our telephone number is (212) 655-0220 and our website address is http://www.capitaltrust.com. Our lease for office space expires in June 2008.

Item 3.                        Legal Proceedings

We are not party to any material litigation or legal proceedings, or, to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 4.                        Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.                        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our class A common stock is listed for trading on the New York Stock Exchange, or NYSE, under the symbol “CT.”  The table below sets forth, for the calendar quarters indicated, the reported high and low sale prices for the class A common stock as reported on the NYSE composite transaction tape and the per share cash dividends declared on the class A common stock.

	High	Low	Dividend
2006
Fourth Quarter	$50.62	$39.70	$1.40	(1)
Third Quarter	42.97	33.89	0.75
Second Quarter	35.62	29.69	0.70
First Quarter	34.32	29.60	0.60
2005
Fourth Quarter	$32.30	$28.87	$0.80	(2)
Third Quarter	34.50	30.57	0.55
Second Quarter	34.97	32.06	0.55
First Quarter	34.00	28.86	0.55
2004
Fourth Quarter	$34.56	$27.32	$0.50
Third Quarter	29.10	23.25	0.45
Second Quarter	27.25	22.40	0.45
First Quarter	26.15	22.50	0.45

(1)          Comprised of a regular quarterly dividend of $0.75 per share and a special dividend of $0.65 per share.

(2)          Comprised of a regular quarterly dividend of $0.60 per share and a special dividend of $0.20 per share.

The last reported sale price of the class A common stock on February 20, 2007 as reported on the NYSE composite transaction tape was $52.64. As of February 20, 2007, there were 403 holders of record of the class A common stock. By including persons holding shares in broker accounts under street names, however, we estimate our shareholder base to be approximately 6,189 as of February 20, 2007.

We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles) to our shareholders so as to comply with the REIT provisions of the Internal Revenue Code. We intend to make dividend distributions quarterly, which we refer to as regular dividends and we seek to set our recurring dividend at a level that we believe is comfortably sustainable. If necessary for REIT qualification purposes, we may need to distribute any taxable income remaining after giving effect to the distribution of the final regular quarterly dividend each year, together with the first regular quarterly dividend payment of the following taxable year or, at our discretion, in a separate dividend distributed prior thereto. We refer to these dividends as special dividends.

Our dividend policy is subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon our taxable income, our financial condition, our maintenance of REIT status and other factors as our board of directors deems relevant. All dividends declared in 2005 and 2006 are ordinary income. In accordance with Internal Revenue Service guidance, we are required to report the amount of excess inclusion income earned by the Company. In 2006, we calculated excess inclusion income to be $924,000 or 1.7% of our total distributions.

We did not repurchase any of our common stock during the year ended December 31, 2006.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2006, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	400,125	$21.18	1,334,345
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	400,125	$21.18	1,334,345

Notes:

(1)          The number of securities remaining for future issuance in 2006 consists of 1,196,707 shares issuable under our amended and restated 2004 long-term incentive plan, second amended and restated 1997 long-term incentive stock plan and our amended and restated 1997 non-employee director stock plan, all of which were approved by our shareholders. Awards under the plans may include restricted stock, unrestricted stock, stock options, stock units, stock appreciation rights, performance shares, performance units, deferred share units or other equity-based awards, as the board of directors may determine.

(2)          We have no equity compensation plans not approved by security holders.

Item 6.                        Selected Financial Data

The following table sets forth selected consolidated financial data, which was derived from our historical consolidated financial statements included in our Annual Reports on Form 10-K, for the years ended 2002 through 2006.

Certain reclassifications have been made to all periods presented prior to 2005 to reflect the application of Financial Accounting Standards Board Interpretation No. 46R on January 1, 2004.

We began to conduct our operations to qualify as a REIT for federal income tax purposes for the 2003 fiscal year, and elected REIT status when we filed our 2003 federal tax return on September 15, 2004. This election resulted in a material reduction of our tax liability commencing in 2003. As a result, our income tax expense and net income after tax for 2003 and subsequent years will not be comparable to our income tax expense and net income after tax for periods prior to 2003.

You should read the following information together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

	Years ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except for per share data)
STATEMENT OF OPERATIONS DATA:
REVENUES:
Interest and investment income	$176,758	$86,753	$46,639	$38,577	$47,655
Management and advisory fees	4,407	13,124	7,863	8,020	12,330
Gain on sale of investments	—	4,951	300	—	—
Total revenues	181,165	104,828	54,802	46,597	59,985
OPERATING EXPENSES:
Interest expense	104,607	37,229	20,141	19,575	34,184
General and administrative expenses	23,075	21,939	15,229	13,320	13,996
Depreciation and amortization	3,049	1,114	1,100	1,057	992
Net unrealized (gain)/loss on derivative securities and corresponding hedged risk on CMBS	—	—	—	—	(21,134)
Net realized loss on sale of fixed assets, investments and settlement of derivative securities	—	—	—	—	28,715
Unrealized loss on available for sale securities for other than temporary impairment	—	—	5,886	—	—
(Recapture of)/provision for allowance for possible credit losses	—	—	(6,672)	—	(4,713)
Total operating expenses	130,731	60,282	35,684	33,952	52,040
Income/(loss) from equity investments	898	(222)	2,407	1,526	(2,534)
Income before income tax expense	51,332	44,324	21,525	14,171	5,411
Income tax expense/(benefit)	(2,735)	213	(451)	646	15,149
Net income/(loss) allocable to common stock:	$54,067	$44,111	$21,976	$13,525	$(9,738)
PER SHARE INFORMATION:
Net income/(loss) per share of common stock:
Basic	$3.43	$2.91	$2.17	$2.27	$(1.62)
Diluted	$3.40	$2.88	$2.14	$2.23	$(1.62)
Dividends declared per share of common stock	$3.45	$2.45	$1.85	$1.80	—
Weighted average shares of common stock outstanding:
Basic	15,755	15,181	10,141	5,947	6,009
Diluted	15,923	15,336	10,277	10,288	6,009

	Years ended December 31,
	2006	2005	2004	2003	2002
BALANCE SHEET DATA:
Total assets	$2,648,564	$1,557,642	$877,766	$399,926	$387,759
Total liabilities	2,222,292	1,218,792	561,269	303,909	303,703
Shareholders’ equity	426,272	338,850	316,497	96,017	84,056

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation

References herein to “we,” “us” or “our” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

Introduction

Our business model is designed to produce a mix of net interest margin from our balance sheet investments and fee income plus co-investment income from our investment management operations—with our primary goals being the generation of stable net income and dividend growth. In managing our operations, we focus on originating investments, managing our portfolios and capitalizing our businesses.

Originations

We allocate investment opportunities between our balance sheet and investment management vehicles based upon our assessment of risk and return profiles, the availability and cost of capital, and applicable regulatory restrictions associated with each opportunity. The combination of balance sheet and investment management capabilities allows us to maximize the scope of opportunities upon which we can capitalize. The table below summarizes our gross originations and the allocation of opportunities between our balance sheet and the investment management business for the past two years.

Gross Originations(1)

	Years ended December 31,
	2006	2005
	(in thousands)
Balance sheet	$1,816,269	$1,070,932
Investment management	302,964	432,821
Total originations	$2,119,233	$1,503,753

(1)          Includes total commitments both funded and unfunded.

Total gross originations in 2006 increased by $615.5 million (41%) compared to 2005, driven by an increase of $745.3 million in balance sheet originations, partially offset by a $129.9 million reduction in investment management originations. We believe that our success in originating assets is due to:  (i) our network of relationships, transacting with 23 institutional counterparties and increasing our direct originations in 2006, (ii) the general increase in transaction volume in the real estate and real estate debt markets, as evidenced by record issuance in 2006 of $206 billion of U.S. CMBS, and (iii) the continued improvement in the cost and structure of our liabilities, which allows us to generate attractive returns on equity while investing in a broader cross section of the market. The change in the ratio of balance sheet originations to investment management originations, from roughly 2.5:1 in 2005 to roughly 6:1 in 2006 was due to the expiration of the investment periods of Fund II and Fund III in 2003 and 2005, respectively, and the timing of our launch of subsequent investment management products after mid-year 2006. In 2006, we formed CT Large Loan and CT High Grade and anticipate a higher volume of complementary investment management originations going forward.

On our balance sheet, our investments include CMBS, loans receivable, or Loans, and total return swaps which we collectively refer to as our Interest Earning Assets. Originations of Interest Earning Assets for our balance sheet for the past two years are detailed in the table below:

Balance Sheet Originations

	Years ended December 31,
	2006			2005
	Originations(1)	Yield(2)	LTV / Rating	Originations(1)	Yield(2)	LTV / Rating
	(in thousands)
CMBS	$394,703	6.45%	BBB-	$269,132	6.33%	BB-
Loans	1,417,428	9.19%	72.1%	797,800	7.50%	66.6%
Total return swaps	4,138	19.55%	N/A	4,000	18.14%	N/A
Total/Weighted Average	$1,816,269	8.62%		$1,070,932	7.25%

(1)          Gross originations that include total commitments both funded and unfunded.

(2)          Floating rate originations assume LIBOR at December 31, 2006 and 2005 of 5.32% and 4.39%, respectively.

The table below shows our Interest Earning Assets at year end 2006 and 2005. In any year, the ending balance of Interest Earning Assets will be impacted not only by new originations, but also by repayments, sales and losses. As the table below shows, we grew Interest Earning Assets by $1.1 billion, or 73%, from 2005 to 2006.

Interest Earning Assets

	Years ended December 31,
	2006			2005
	Book Value	Yield(1)	LTV / Rating	Book Value	Yield(1)	LTV / Rating
	(in thousands)
CMBS	$810,970	7.17%	BB+	$487,970	7.57%	BB-
Loans(2)	1,751,898	8.96%	70.4%	987,103	8.13%	67.1%
Total return swaps	1,815	20.55%	N/A	4,000	18.14%	N/A
Total/Weighted Average	$2,564,683	8.40%		$1,479,073	7.97%

(1)          Floating rate Interest Earning Assets assume LIBOR at December 31, 2006 and 2005 of 5.32% and 4.39%, respectively.

(2)          Does not include one non-performing loan.

Some of our originations are not fully funded at closing, creating an obligation for us to make future fundings, which we refer to as Unfunded Commitments. Typically, Unfunded Commitments are part of construction or transitional loans and, as the proportion of such loans has increased in our portfolio, so has the amount of our Unfunded Commitments. At year end 2006, our gross Unfunded Commitments were $237.4 million and, net of in place financing commitments from our lenders, our net Unfunded Commitments were $47.4 million. At year end 2005, we did not have any Unfunded Commitments.

Whenever we originate new Interest Earning Assets, we focus on the credit profile and expected yield of these investments in determining our exposure to risk, as well as our potential returns. A major trend in our industry over the past several years has been increased competition. From our inception in 1997 until today, the number of investors with whom we compete has increased dramatically. Increased competition has reduced the yields on potential investment opportunities and has led to the lowering of credit standards by many market participants. These trends have made it more difficult for us to identify investments with appropriate risk adjusted returns.

In addition to our investments in Interest Earning Assets, we previously made equity co-investments in two private equity funds that we manage, CT Mezzanine Partners II LP, or Fund II, and CT Mezzanine Partners III, Inc., or Fund III. In 2006 we made a new investment in a Brazilian net lease commercial real estate company, Bracor Investimentos Imobiliarios Ltda., or Bracor, that we helped found. The table below details the carrying value of those investments, as well as their capitalized costs.

Equity Investments

	Years ended December 31,
	2006		2005
	(in thousands)
Fund II	$1,208		$1,970
Fund III	2,929		7,754
Bracor	5,675		—
Capitalized costs	1,673	(1)	4,577	(2)
Total	$11,485		$14,301

(1)          Includes $1.3 million, $368 million and $41,000 associated with Fund II, Fund III and Bracor, respectively.

(2)          Includes $2.0 million, $521,000 and $2.0 million associated with Fund II, Fund III and our prior investment management venture with joint venture partner, respectively.

Asset Management

We actively manage our balance sheet portfolio and the assets held by our investment management vehicles. While our investments are primarily in the form of debt, which generally means that we have limited influence over the operations of the collateral securing our portfolios, we are aggressive in exercising the rights afforded to us as a lender. These rights can include collateral-level budget approval, lease approvals, loan covenant enforcement, escrow/reserve management/collection, collateral release approvals and other rights that we may negotiate. The chart below details balance sheet Interest Earning Assets loss experience and the percentage of non performing investments at the end of the past two years.

Portfolio Performance

	Years ended December 31,
	2006	2005
	(in thousands)
Interest Earning Assets	$2,564,683	$1,479,073
Losses
$ Value	$0	$0
Percentage	0.0%	0.0%
Non-performing loans(1)
$ Value	$2,638	$3,039
Percentage	0.1%	0.2%

(1)          At year end 2006 and 2005, our non-performing loans were comprised of one defaulted first mortgage with an original principal balance of $8.0 million.

Commencing in 2005, we put in place a proprietary risk rating system to assess and track the risk of each of our loans. There was no material change to the weighted average risk rating of the portfolio between 2006 and 2005. Based upon the changes in conditions of these loans and the evaluations completed on the remainder of the portfolio, we concluded that a reserve for possible credit losses was not warranted in 2005 or 2006.

We actively manage our CMBS investments using a combination of quantitative tools and loan/property level analysis in order to monitor the performance of the securities and their collateral versus our original expectations. Securities are analyzed on a monthly basis for delinquency, transfers to special servicing, and changes to the servicer’s watchlist population. Realized loan losses are tracked on a monthly basis and compared to our original loss expectations. On a periodic basis, individual loans of concern are also re-underwritten. Updated collateral loss projections are then compared to our original loss expectations to determine how each investment is performing. Based on our review of the portfolio, we concluded that no impairments were warranted in 2005 or 2006.

The ratings performance of our CMBS portfolio over the past two years is detailed below:

CMBS Rating Activity(1)

	Years ended December 31,
	2006	2005
Upgrades	67	23
Downgrades	3	2

(1)          Represents activity from any of Fitch Ratings, Standard & Poor’s and/or Moody’s Investors Service.

Capitalization

Our balance sheet investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt sources, which we refer to as Interest Bearing Liabilities, currently include CDOs, repurchase agreements and junior subordinated debentures (which we also refer to as trust preferred securities). Our equity capital is currently comprised entirely of common equity. The chart below shows our capitalization mix for the past two years:

Capital Structure

	Years ended December 31,
	2006	2005
	(in thousands)
Collateralized debt obligations	$1,212,500	$823,744
Repurchase obligations	704,444	369,751
Junior subordinated debentures	51,550	—
Total Interest Bearing Liabilities	$1,968,494	$1,193,495
Cost of debt(1)	6.15%	5.35%
Shareholders’ Equity	$426,272	$338,850
Ratio of Interest Bearing Liabilities to Shareholders’ Equity	4.6:1	3.5:1

(1)          Floating rate liabilities assume LIBOR at December 31, 2006 and 2005 of 5.32% and 4.39%, respectively.

We use leverage to enhance our returns on equity, attempting to:  (i) maximize the differential between the yield of our Interest Earning Assets and the cost of our Interest Bearing Liabilities, and (ii) optimize the amount of leverage employed. The use of leverage, however, adds risk to our business, magnifying our shareholders’ exposure to asset level risk by subordinating our equity interests to our debt capital providers. The level of leverage we utilize is based upon the risk associated with our assets, as well as the structure of our liabilities. In general, we will apply greater amounts of leverage to lower risk assets and vice versa. In addition, structural features of our leverage, such as recourse, mark-to-market and duration, factor into the amounts of leverage we are comfortable applying to our assets. Our recourse sources of financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. A summary of selected structural features of our debt for the past two years is detailed in the table below:

Interest Bearing Liabilities

	Years ended December 31,
	2006	2005
Weighted average maturity(1)	4.0 yrs	4.7 yrs
% Recourse	36.9%	31.7%
% Mark-to-market	35.8%	31.0%

(1)          Based upon balances as of December 31, 2006 and 2005.

The most prominent trend in our Interest Bearing Liabilities is the increased use of CDOs to finance our portfolio. Prior to June 2004, CDO technology had not evolved to the point of being an attractive financing alternative for us. With innovations such as cash flow based CDOs (as opposed to market value CDOs) and reinvestment features, however, the CDO has generally become the lowest cost and most optimally structured financing tool available to us. Our CDOs are non-recourse, non-mark-to-market, index matched financings that generally carry a lower cost of debt and allow for higher levels of leverage than our other financing sources. We expect to continue to utilize CDOs to finance both our balance sheet and our investment management businesses going forward. During 2006, we issued one new CDO, CDO IV, and continued contributing assets to our previously issued reinvesting CDOs, which have reinvestment periods extending through July 2008 for CDO I and April 2010 for CDO II. Our CDO liabilities as of the year end for 2006 and 2005 are described below.

Collateralized Debt Obligations

			Years ended December 31,
			2006		2005
	Issuance Date	Type	Book Value	All in Cost	Book Value	All in Cost
			(in thousands)
CDO I	7/20/04	Reinvesting	$252,778	6.39%	$252,778	5.43%
CDO II	3/15/05	Reinvesting	298,913	6.04%	298,913	5.10%
CDO III	8/04/05	Static	266,754	5.25%	272,053	5.25%
CDO IV	3/15/06	Static	394,055	5.81%	—	—
Total			$1,212,500	5.86%	$823,744	5.25%

(1)           Floating rate CDO liabilities assume LIBOR at December 31, 2006 and 2005 of 5.32% and 4.39%, respectively.

We continue to use repurchase obligation financing to provide a revolving component to our liability structure. Our repurchase agreements provide stand alone financing for certain assets and interim, or warehouse financing for assets that we plan to contribute to our CDOs. Our repurchase agreements have improved in terms of availability, advance rates and pricing due in part to the advent of the CDO market, as well as the continued development of the secondary market for real estate debt. At any point in time, the amounts and the cost of our repurchase borrowings are based upon the assets being financed—higher risk assets will attract lower levels of leverage at higher costs and vice versa. The table below summarizes our repurchase agreement liabilities as of year end 2006 and 2005.

Repurchase Agreements

	Years ended December 31,
	2006	2005
	($ in thousands)
Repurchase commitments	$1,200,000	$775,000
Counterparties	7	6
Outstanding repurchase borrowings	$704,444	$369,751
All in cost	L + 1.21%	L + 1.18%

The final component of our debt capital structure is junior subordinated debentures or trust preferred securities. Trust preferred securities represent long term, subordinated, unsecured financing and generally carry limited operational covenants. In February 2006, we sold $50 million of trust preferred securities through a subsidiary, CT Preferred Trust I. The trust preferred securities have a 30-year term, maturing in April 2036, are redeemable at par on or after April 30, 2011 and pay distributions at a fixed rate of 7.45% for the first ten years ending April 2016, and thereafter, at a floating rate of three month LIBOR plus 2.65%. The all in cost of the trust preferred securities is 7.53%.

Our capital raising activities included common equity in 2006. In November, we issued 2,000,000 shares of class A common stock in a public offering underwritten by Bear Stearns & Co. Inc. Gross proceeds were $43.48 per share and total net proceeds were $86.6 million. We did not issue equity in 2005. The chart below summarizes the activity in our shareholder’s equity for the past two years.

Shareholder’s Equity

	Years ended December 31,
	2006	2005
Book value (in thousands)	$426,272	$338,850
Shares
Class A common stock	16,932,892	14,869,733
Restricted stock	480,967	403,714
Stock units	73,848	57,289
Options(1)	230,399	129,291
Total	17,718,106	15,460,027
Book value per share	$24.06	$21.92

(1)          Dilutive shares issuable upon the exercise of outstanding options.

At December 31, 2006, we had 666,339 shares remaining authorized for open market repurchase of our class A common stock pursuant to authorization by the board in 2000. We did not repurchase any of our common stock during the year ended December 31, 2006, and currently, we are not actively pursuing open market purchases.

Interest Rate Exposure

We endeavor to manage a book of assets and liabilities that are matched with respect to interest rates, financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities. In some cases, we finance fixed rate assets with floating rate liabilities and, in those cases, we generally use interest rate derivatives, such as swaps, to effectively convert the floating rate debt to fixed rate debt. In such instances, the equity we have invested in fixed rate assets is not typically swapped, leaving a portion of our equity capital exposed to changes in value of the fixed rate assets due to interest rate fluctuations.  The balance of our assets earn interest at floating rates and are financed with floating rate liabilities, leaving a portion of our equity capital exposed to cash flow variability from fluctuations in rates. Generally, these assets and liabilities earn interest at rates indexed to one month LIBOR. The table below details our interest rate exposure as of the years ended 2006 and 2005:

Interest Rate Exposure

	Years ended December 31,
	2006	2005
	(in thousands)
Value Exposure to Interest Rates(1)
Fixed rate assets	$1,000,942	$588,818
Fixed rate liabilities	(331,434)	(269,594)
Interest rate swaps	(560,240)	(183,693)
Net fixed rate exposure	$109,268	$135,531
Weighted average maturity (assets)	8.2 yrs	9.8 yrs
Weighted average coupon (assets)	7.18%	7.45%
Cash Flow Exposure to Interest Rates(1)
Floating rate assets(2)	$1,606,969	$934,808
Floating rate debt less cash	(1,816,476)	(895,204)
Interest rate swaps	560,240	183,693
Net floating rate exposure	$350,733	$223,297
Net income impact from 100 bps change in LIBOR	$3,507	$2,233

(1)          All values are in terms of face or notional amounts.

(2)          Does not include one non-performing loan.

Other Balance Sheet Items

From time to time we originate loans for our balance sheet and sell a participation in these loans (senior, junior or pari passu) to third parties or to our investment management vehicles. In accordance with GAAP, we record these sold participations as assets (as if we owned the participation we sold) and record a matching amount as a liability under the account Participations Sold. In addition, we record interest earned on these participations sold as interest income with a matching amount recorded as interest expense. On a net basis, these participations sold have no impact to our shareholder’s equity or our net income. At year end 2006, we had $209.4 million of participations sold, which accrued interest at a rate of LIBOR plus 3.54% (or 8.86%). We had no participations sold at year end 2005.

Investment Management

In addition to our balance sheet investment activities, we act as an investment manager for third parties. The purpose of our investment management business is to leverage our platform, generating fee revenue from investing third party capital. Our third party investment management mandates are designed to be complementary to our balance sheet programs and are built around opportunities that we do not pursue directly on balance sheet due to their scale/concentration, risk/return profile and/or regulatory constraints. In some instances, we co-invest in our investment management vehicles (as described below). At year end 2006, we managed three private equity funds and one separate account through our wholly-owned, taxable, investment management subsidiary, CT Investment Management Co., LLC, or CTIMCO.

Investment Management Mandates

						Incentive Management Fee(1)
	Type	Total Equity Commitments (in millions)	Co- Investment%	Base Management Fee		Company %	Employee %(2)
Fund II	Fund	$845	5.88%	1.29% (Equity)		76%	24%
Fund III	Fund	425	4.71%	1.42% (Equity)		57%	43%
CT Large Loan	Fund	325	0%	0.75% (Assets)	(3)	N/A	N/A
CT High Grade	Sep. Acct.	250	0%	0.25% (Assets)		N/A	N/A

(1)             Both Fund II and Fund III earn incentive management fees of 20% of profit after a 10% preferred return on capital and a 100% return of capital, subject to a catch up.

(2)             Portions of the Fund II and Fund III incentive management fees received by us have been allocated to employees.

(3)             Capped at 1.5% of equity.

Two of these funds, Fund II and Fund III, were co-sponsored vehicles with a joint venture partner. We have a co-investment in each of these vehicles and we split incentive management fees with our partner—our partner receives 50% and 37.5%, respectively, of Fund II and Fund III incentive management fees. The third fund, CT Large Loan, and our separate account, CT High Grade, both established in 2006, are exclusively sponsored by us and we do not co-invest in these vehicles. The table below describes the status of our investment management vehicles as of year end 2006 and 2005.

Investment Management Snapshot

	Years ended December 31,
	2006	2005
	(in thousands)
Fund II
Assets	$31,533	$63,106
Equity	11,303	23,670
Incentive fee collected(1)	1,652	8,033
Incentive fees projected(2)	958	2,007
Status(3)	Liquidating	Liquidating
Fund III
Assets	$194,818	$463,750
Equity	50,223	156,511
Incentive fee collected(1)	—	—
Incentive fees projected(2)	7,511	5,378
Status(3)	Liquidating	Liquidating
CT Large Loan
Assets	$157,262	$—
Equity	91,416	—
Status(4)	Investing	—
CT High Grade
Assets	$64,929	$—
Equity	64,929	—
Status(4)	Investing	—

(1)          Represents the total gross incentive fees collected by CTIMCO during the year, not adjusted for employee allocations.

(2)          Assumes assets were sold and liabilities were settled on January 1, 2007 and 2006 at the recorded book value, and the fund’s equity and income were distributed for the years ended 2006 and 2005, respectively.

(3)          Fund II and Fund III investment periods ended in April 2003 and June 2005, respectively.

(4)          CT Large Loan and CT High Grade investment periods expire in June 2007 and November 2007, respectively.

We expect to continue to grow our investment management business, sponsoring additional investment vehicles consistent with the theme of developing mandates that are complementary to our balance sheet activities.

Taxes

We have made an election, and subsequently qualified, to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal income tax. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and may be subject to additional penalties. We may also be subject to certain state and local taxes on our income and property. Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income.

At December 31, 2006 and 2005, we were in compliance with all REIT requirements and, as such, have not provided for income tax expense on our REIT taxable income for the years ended December 31, 2006 and 2005. We also have taxable REIT subsidiaries which are subject to tax at regular corporate rates, such as CTIMCO, our investment management subsidiary. During the year ended December 31, 2006, we recorded an income tax benefit of $2.7 million resulting from losses generated by CTIMCO. During the year ended December 31, 2005 we recorded $213,000 of income tax expense for income that was attributable to CTIMCO.

Dividends

Our policy is to set our regular quarterly dividend at a level commensurate with the recurring income generated by our business. At the same time, in order to take full advantage of the dividends paid deduction of a REIT, we endeavor to pay out 100% of taxable income. In the event that taxable income exceeds our regular dividend pay out rate, we will make additional distributions in the form of special dividends.

See Part II, Item 5 for details on dividend taxation.

Results of Operations

Comparison of Results of Operations: Year Ended December 31, 2006 to Year End December 31, 2005

	2006	2005	$ Change	% Change
	(in thousands, except for per share data)
Income from loans and other investments:
Interest and related income	$175,404	$86,200	$89,204	103.5%
Interest and related expenses	(104,607)	(37,229)	(67,378)	181.0%
Income from loans and other investments, net	70,797	48,971	21,826	44.6%
Other revenues:
Management and advisory fees	2,650	5,091	(2,441)	(47.9)%
Incentive management fees	1,652	8,033	(6,381)	(79.4)%
Gain on sale of investments	—	4,951	(4,951)	(100.0)%
Other	1,459	553	906	163.8%
Total other revenues	5,761	18,628	(12,867)	(69.1)%
Other expenses:
General and administrative	23,075	21,939	1,136	5.2%
Depreciation and amortization	3,049	1,114	1,935	173.7%
Total other expenses	26,124	23,053	3,071	13.3%
Income/(loss) from equity investments	898	(222)	1,120	504.5%
Income tax expense/(benefit)	(2,735)	213	(2,948)	(1,384.0)%
Net income	$54,067	$44,111	$9,956	22.6%
Net income per share	$3.40	$2.88	$0.52	18.1%
Dividends per share	$3.45	$2.45	$1.00	40.8%
Average LIBOR	5.10%	3.39%	1.71%	50.4%

Income from loans and other investments

Growth in Interest Earning Assets, along with a 1.71% increase in average LIBOR, drove a 104% increase in interest income between 2005 and 2006. These same factors, combined with generally higher levels of leverage, created a 181% increase in interest expense for the same period. On a net basis, net interest margin increased by 45%, which is the primary driver of net income growth from 2005 to 2006.

Management and advisory fees

Base management fees from our investment management business decreased as both Fund II and Fund III continued to wind down. Base management fees from CT Large Loan and CT High Grade offset the reduction only in part, due to the generally lower level of fees that these vehicles generate and the timing of their launch after mid-year 2006.

Incentive management fees

Fund II continued to pay incentive management fees in 2006, albeit at substantially lower levels than 2005 when we received our initial payment of incentive management fees from Fund II. In 2005, we received $8.0 million of incentive fees, composed primarily of a catch up payment for incentive management fees earned but not paid from the inception of Fund II in 2001 through 2005. With the catch up phase completed in 2005, 2006 payments reflected only incentive fees actually earned in that year.

Gain on sale of investments

In 2006, we did not sell any securities or investments. During 2005, we sold our investment in Global Realty Outsourcing, Inc., a real estate outsourcing firm for which we were a founding shareholder, for a gain of $5.0 million.

General and administrative expenses

General and administrative expenses include salary and benefits for our employees, operating expenses and professional fees. Total general and administrative expenses increased 5% between 2006 and 2005, a lower growth rate than would be expected given the business activity in 2006. The change between 2006 and 2005 can be explained in part by one time expense items in 2005. These items include (i) the payment of approximately $2.0 million of Fund II incentive management fees to employees in 2005, while only $398,000 was paid in 2006, and (ii) the incurrence of $757,000 of costs in 2005 associated with a potential corporate combination, an abandoned fund management venture and increased expenses under our contract with Global Realty Outsourcing, Inc. These impacts were offset by increases in professional fees between 2005 and 2006 of roughly $800,000.

Depreciation and amortization

Depreciation and amortization increased by $1.9 million between 2005 and 2006 due primarily to $1.8 million of expenses incurred in 2006 associated with the effective termination of our investment management venture with a joint venture partner.

Income/(loss) from equity investments

Income from equity investments was predominantly derived from our co-investment in Fund III during 2006, offset by start up operating losses at Bracor. In 2006, the Bracor investment generated a net loss of $132,000, representing our share of operating losses (plus de minimus currency adjustments) for the period from Bracor’s inception through September 30, 2006 (we report Bracor’s operating results on a one fiscal quarter lag). In 2005, income from equity investments was negative, based primarily upon our co-

investment at Fund II, where the fund expensed $16 million of incentive management fees ($8.0 million paid to CTIMCO) and generated an operating loss for the year. In conjunction with the payment of Fund II incentive management fees to CTIMCO in 2005, we expensed $1.2 million of costs that we had previously capitalized associated with Fund II.

Income taxes

We did not pay any taxes at the REIT level in either 2006 or 2005. However, CTIMCO, our investment management subsidiary, is a taxable REIT subsidiary and subject to taxes on its earnings. In 2006, CTIMCO recorded an operating loss before income taxes of $6.7 million, which resulted in an income tax benefit of $2.7 million. In 2005, based in large part upon the receipt of $8.0 million of Fund II incentive compensation, CTIMCO recorded a tax provision of $213,000.

Net income

Net income grew by $10.0 million or 23% from 2005 to 2006, based in large part upon the increased net interest income generated by a higher level of Interest Earning Assets. On a diluted per share basis, net income was $2.88 and $3.40 in 2005 and 2006, respectively, representing an increase of 18%.

Dividends

Our regular dividends for 2006 and 2005 were $2.80 per share and $2.25 per share, respectively, representing growth of 25% in recurring income from our operations. In both 2006 and 2005, we also paid a special dividend, $0.65 per share and $0.20 per share, respectively. Total dividends per share increased by $1.00, or 41%, from 2005 to 2006.

Comparison of Results of Operations: Year Ended December 31, 2005 to Year End December 31, 2004

	2005	2004	$ Change	% Change
	(in thousands, except for per share data)
Income from loans and other investments:
Interest and related income	$86,200	$46,561	$39,639	85.1%
Interest and related expenses	(37,229)	(20,141)	(17,088)	84.8%
Income from loans and other investments, net	48,971	26,420	22,551	85.4%
Other revenues:
Management and advisory fees	5,091	7,853	(2,762)	(35.2)%
Incentive management fees	8,033	—	8,033	NA
Gain on sale of investments	4,951	300	4,651	1,550.3%
Other	553	88	465	528.4%
Other revenues	18,628	8,241	10,387	126.0%
Other expenses:
General and administrative	21,939	15,229	6,710	44.1%
Depreciation and amortization	1,114	1,100	14	1.3%
Other	—	(786)	786	NA
Other expenses	23,053	15,543	7,510	48.3%
Income/(loss) from equity investments	(222)	2,407	(2,629)	109.2%
Income tax expense/(benefit)	213	(451)	664	(147.2)%
Net income	$44,111	$21,976	$22,135	100.7%
Net income per share	$2.88	$2.14	$0.74	34.6%
Dividends per share	$2.45	$1.85	$0.60	32.4%
Average LIBOR	3.39%	1.50%	1.89%	125.8%

Income from loans and other investments

Growth in Interest Earning Assets and Interest Bearing Liabilities, as well as a 1.89% increase in LIBOR, drove an 85% increase in interest income and an 85% increase in interest expense from 2004 to 2005. On a net basis, net interest margin increased 85%, the primary driver of net income growth from 2004 to 2005.

Management and advisory fees

Base management fees from our investment management business decreased as Fund III ended its investment period and both Fund II and Fund III ended the year with lower levels of assets as their portfolios continued to liquidate.

Incentive management fees

Fund II made its first payment of incentive management fees in 2005, and we received a payment of $8.0 million for the period, which was composed primarily of a catch up payment for incentive management fees earned but not paid from the inception of Fund II in 2001 through 2005. Prior to 2005, we had not received any incentive management fee payments from our investment management business.

Gain on sale of investments

During 2005, we sold our investment on Global Realty Outsourcing, Inc., a real estate outsourcing firm that we founded, for a gain of $5.0 million. In 2004, we sold a small portfolio of residential mortgage backed securities that we had acquired for compliance reasons for a gain of $300,000.

General and administrative expenses

General and administrative expenses include salary and benefits for our employees, operating expenses and professional fees. General and administrative expenses increased 44% from 2004 to 2005, an increase of $6.7 million. This increase was due, in large part, to the payment in 2005 to employees of 25% of the incentive management fees received by us from Fund II. The gross receipt of these fees was $8.0 million and employees were distributed $2.0 million. In addition, in 2005, we experienced increases in employee compensation expense from the issuance of additional restricted stock and the annual bonus accrual, due diligence costs of $475,000 from an abandoned corporate combination, $282,000 of expenses from the abandonment of a proposed fund and additional expenses related to the services provided under our contract with Global Realty Outsourcing, Inc.

Income/(loss) from equity investments

In 2005, income from equity investments was negative, based primarily upon our co-investment at Fund II, where the fund expensed $16 million of incentive management fees ($8.0 million paid to CTIMCO) and generated an operating loss for the year. In conjunction with the payment of incentive management fees to CTIMCO at Fund II, we expensed $1.2 million of Fund II costs that we had previously capitalized. In 2004, both Fund II and Fund III recorded operating profits.

Income taxes

We did not pay any taxes at the REIT level in either 2005 or 2004. However, CTIMCO, our investment management subsidiary, is a taxable REIT subsidiary and subject to taxes on its earnings. In 2005, based in large part upon the receipt of $8.0 million of Fund II incentive compensation, CTIMCO recorded an income tax expense of $213,000. In 2004, expenses exceeded revenues at CTIMCO and CTIMCO posted an income tax benefit of $451,000.

Net income

Net income grew by $22.1 million or 100% from 2004 to 2005. Increases in net income were primarily driven by increases in net interest income, incentive management fees and gain on sale of investments, offset by higher general and administrative costs and, to a lesser extent, taxes. On a diluted per share basis, net income was $2.88 and $2.14 in 2005 and 2004, respectively, representing growth of 35%.

Dividends

Our regular dividends for 2005 and 2004 were $2.25 per share and $1.85 per share, respectively, representing growth of 22% in recurring income from our operations. In 2005, we paid a special dividend, $0.20 per share. Total dividends per share increased by $0.60, or 32%, from 2004 to 2005.

Liquidity and Capital Resources

We expect we will continue to use a significant amount of our available capital resources to originate or purchase new loans and investments for our balance sheet. We intend to continue to employ leverage on our balance sheet to enhance our return on equity. At December 31, 2006, we had $26.1 million in cash, $1.7 million in restricted cash and $81.2 million of immediately available liquidity from our repurchase agreements ($74.1 million from master repurchase agreements and $7.1 million from asset specific repurchase agreements). Our primary sources of liquidity during 2007 are expected to be cash on hand, cash generated from operations, principal and interest payments received on loans and investments, additional borrowings under our repurchase agreements, and funds raised through CDO issuances, stock offerings, junior subordinated debenture issuances and other capital raising activities. We believe these sources of capital will be adequate to meet both short term and long term cash requirements.

We experienced a net increase in cash of $1.2 million for the year ended December 31, 2006, compared to a net increase of $391,000 for the year ended December 31, 2005. Cash provided by operating activities during the year ended December 31, 2006 was $64.8 million, compared to cash provided by operating activities of $50.8 million during the same period of 2005. The change was primarily due to increased net interest income due to our increased investment originations. For the year ended December 31, 2006, cash used in investing activities was $1.2 billion, compared to $663.0 million during the same period in 2005. The change was primarily due to our increased investment originations. For the year ended December 31, 2006, cash provided by financing activities was $1.1 billion, compared to $612.6 million during the same period in 2005. The change was primarily due to our increased investment originations.

At December 31, 2006, we had outstanding borrowings under our CDOs of $1.2 billion and outstanding repurchase obligations totaling $704.4 million. The terms of these agreements are described in Note 7 of the consolidated financial statements. At December 31, 2006, we had pledged assets that enable us to borrow an additional $81.2 million and had unpledged assets of $21.5 million, which when pledged will generate approximately $16.4 million of additional liquidity.  We had $495.6 million of credit available for the financing of new and existing unpledged assets pursuant to these sources of financing. Additional liquidity will be generated when assets that are currently pledged under repurchase obligations are contributed to our CDOs. CDOs generally have higher borrowing advance rates than corresponding repurchase obligations. At December 31, 2006, we had additional liquidity of $1.7 million in our CDO’s in the form of restricted cash.

In November 2006, we issued 2,000,000 shares of Class A Common Stock in a public offering underwritten by Bear Stearns & Co. Inc. Gross proceeds were $43.48 per share and total net proceeds were $86.6 million. We expect to continue to utilize stock offerings as a form of liquidity in the future when appropriate.

The following table sets forth information about certain of our contractual obligations as of December 31, 2006:

Contractual Obligations

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-Term Debt Obligations
Repurchase obligations	$704,444	$293,565	$389,629	$21,250	$—
Collateralized debt obligations	1,210,340	30,231	332,075	384,329	463,705
Junior subordinated debentures	51,550	—	—	—	51,550
Total long-term debt obligations	1,966,334	323,796	721,704	405,579	515,255
Unfunded Commitments
Loans(1)	233,208	169,449	59,774	3,520	465
Total return swaps	4,185	4,185	—	—	—
Equity investments	9,195	9,195	—	—	—
Total Unfunded Commitments	246,588	182,829	59,774	3,520	465
Operating Lease Obligations	1,463	975	488	—	—
Total(2)	$2,214,385	$507,600	$781,966	$409,099	$515,720

(1)          Our unfunded loan commitments net of in place financing as of December 31, 2006 was $43.2 million.

(2)          We are also subject to interest rate swaps for which we can not estimate future payments due.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. Actual results could differ from these estimates. During 2006, management reviewed and evaluated its critical accounting policies and believes them to be appropriate. Our accounting policies are described in Note 2 to our consolidated financial statements. The following is a summary of our accounting policies that we believe are the most affected by management judgments, estimates and assumptions:

Principles of Consolidation

The accompanying consolidated financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries and our interests in variable interest entities in which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. Our interest in CT Preferred Trust I is accounted for using the equity method and its assets and liabilities are not consolidated into our financial statements due to our determination that CT Preferred Trust I is a variable interest entity in which we are not the primary beneficiary under Financial Accounting Standards Board, or FASB, Interpretation No. 46, or FIN 46. We account for our co-investment interests in two of the private equity funds we have co-sponsored and continue to manage, CT

Mezzanine Partners II LP and CT Mezzanine Partners III, Inc., or Fund II and Fund III, respectively, under the equity method of accounting. We also account for our investment in Bracor Investimentos Imobiliarios Ltda., or Bracor, under the equity method of accounting. As such, we report a percentage of the earnings of Fund II, Fund III and Bracor equal to our ownership percentage on a single line item in the consolidated statement of operations as income from equity investments.

Revenue Recognition

Interest income from our loans receivable is recognized over the life of the investment using the effective interest method and is recorded on the accrual basis. Fees, premiums, discounts and direct costs in connection with these investments are deferred until the loan is advanced and are then recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration. For loans where we have unfunded commitments, we amortize the appropriate items on a straight line basis. Income recognition is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Fees from special servicing and asset management services are recognized as services are rendered. We account for incentive fees we can potentially earn from our investment management business in accordance with Method 1 of Emerging Issues Task Force Topic D-96. Under Method 1, no incentive income is recorded until all contingencies have been eliminated.

Commercial Mortgage Backed Securities (“CMBS”)

We classify our CMBS investments pursuant to FASB Statement of Financial Accounting Standards No. 115, or FAS 115, on the date of acquisition of the investment. On August 4, 2005, we made a decision to change the accounting classification of our CMBS investments from available for sale to held to maturity. Held to maturity investments are stated at cost plus the amortization of any premiums or discounts and any premiums or discounts are amortized through the consolidated statements of income using the level yield method. Other than in the instance of impairment, these held to maturity investments are shown in our financial statements at their adjusted values pursuant to the methodology described above.

We may also invest in CMBS and certain other securities which may be classified as available for sale. Available for sale securities are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income/(loss) in shareholders’ equity. Many of these investments are relatively illiquid and management must estimate their values. In making these estimates, management utilizes market prices provided by dealers who make markets in these securities, but may, under certain circumstances, adjust these valuations based on management’s judgment. Changes in the valuations do not affect our reported income or cash flows, but impact shareholders’ equity and, accordingly, book value per share.

Income on these securities is recognized based upon a number of assumptions that are subject to uncertainties and contingencies. Examples include, among other things, the rate and timing of principal payments, including prepayments, repurchases, defaults and liquidations, the pass-through or coupon rate and interest rates. Additional factors that may affect our reported interest income on our mortgage backed securities include interest payment shortfalls due to delinquencies on the underlying mortgage loans and the timing and magnitude of credit losses on the mortgage loans underlying the securities that are impacted by, among other things, the general condition of the real estate market, including competition for tenants and their related credit quality, and changes in market rental rates. These uncertainties and contingencies are difficult to predict and are subject to future events that may alter the assumptions.

We account for CMBS under Emerging Issues Task Force 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, or EITF 99-20. Under EITF 99-20, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience and the present value of the revised cash flows using the current expected yield is less than the present value of the previously estimated remaining cash flows, adjusted for cash receipts during the intervening period, an other than temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value with the resulting change being included in income and a new cost basis established with the original discount or premium written off when the new cost basis is established. In accordance with this guidance, on a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, we calculate a revised yield based upon the current amortized cost of the investment, including any other than temporary impairments recognized to date, and the revised cash flows. The revised yield is then applied prospectively to recognize interest income. Management must also assess whether unrealized losses on securities reflect a decline in value that is other than temporary, and, accordingly, write down the impaired security to its fair value, through a charge to earnings. Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectibility of the principal and interest, net of related expenses, on the underlying loans.

During the fourth quarter of 2004, we concluded that two of our CMBS investments had incurred other than temporary impairment and we incurred a charge of $5.9 million through the income statement. At December 31, 2006 we believe there has not been any adverse change in cash flows since December 31, 2004, therefore we did not recognize any additional other than temporary impairment on any CMBS investments. Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectibility of the principal and interest, net of related expenses, on the underlying loans.

From time to time we purchase CMBS and other investments in which we have a level of control over the issuing entity; we refer to these investments as controlling class investments. The presentation of controlling class investments in our financial statements is governed in part by FIN 46. FIN 46 could require that certain controlling class investments be presented on a consolidated basis. Based upon the specific circumstances of certain of our CMBS investments that are controlling class investments and our interpretation of FIN 46, specifically the exemption for qualifying special purpose entities as defined under FASB Statements of Financial Accounting Standard No. 140, or FAS 140, we have concluded that the entities that have issued the controlling class investments should not be presented on a consolidated basis. We are aware that FAS 140 is currently under review by standard setters and that, as a result of this review, our current interpretation of FIN 46 and FAS 140 may change.

Loans Receivable and Provision for Loan Losses

We purchase and originate commercial real estate debt and related instruments, or Loans, to be held as long term investments at amortized cost. Management must periodically evaluate each of these Loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the Loan. If a Loan were determined to be permanently impaired, we would write down the Loan through a charge to the reserve for possible credit losses. Given the nature of our Loan portfolio and the underlying commercial real estate collateral, significant judgment on the part of management is required in determining the permanent impairment and the resulting charge to the reserve, which includes but is not limited to making assumptions regarding the value of the real estate that secures the loan. Each Loan in our portfolio is evaluated at least quarterly using our loan risk rating system which considers loan-to-value, debt yield, cash flow stability, exit plan, loan sponsorship, loan structure and other factors deemed necessary by management to assess the likelihood of delinquency or default. If we believe that there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our Loan, and this potential loss is multiplied by the default likelihood to determine the size of the reserve. Actual losses, if any, could ultimately differ from these estimates.

Repurchase Obligations

In certain circumstances, we have financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty. We currently record these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under any repurchase agreement as a liability on our consolidated balance sheet. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated statements of income. There is a position under consideration by standard setters, based upon a technical interpretation of FAS 140, that these transactions will not qualify as a purchase by us. We believe, consistent with industry practice, that we are accounting for these transactions in an appropriate manner; however, if these investments do not qualify as a purchase under FAS 140, we would be required to present the net investment (asset balance less the repurchase obligation balance) on our balance sheet together with an embedded derivative with the corresponding change in fair value of the derivative being recorded in the consolidated statements of income. The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty. Income from these arrangements would be presented on a net basis. Furthermore, hedge instruments related to these assets and liabilities, currently deemed effective, may no longer be effective and may have to be accounted for as non-hedge derivatives. As of December 31, 2006 we had entered into twenty one such transactions, with a book value of the associated assets of $546.0 million financed with repurchase obligations of $395.8 million. Adoption of the aforementioned treatment would result in a reduction in total assets and liabilities on our consolidated balance sheet of $395.8 million and $118.2 million at December 31, 2006 and December 31, 2005, respectively.

Accounting for Stock-Based Compensation

We comply with the provisions of the FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, or FAS 123. FAS 123 encourages the adoption of a new fair-value based accounting method for employee stock-based compensation plans. FAS 123 also permits companies to continue accounting for stock-based compensation plans as prescribed by Accounting Principles Board Opinion No. 25. However, companies electing to continue accounting for stock-based compensation plans under Accounting Principles Board Opinion No. 25, or ABP 25 must make pro forma disclosures as if they adopted the cost recognition requirements under FAS 123.

Through December 31, 2003, we accounted for stock-based compensation under ABP No. 25. During the fourth quarter of 2004, we elected to adopt the fair value recognition provisions of FAS 123 using the modified prospective method provided in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. Under the modified prospective method, we recognized stock-based employee compensation costs based upon the fair value recognition provisions of FAS 123 effective January 1, 2004.

As of January 1, 2006, we adopted FASB Statement of Financial Accounting Standards No. 123(R). We have elected to utilize the modified prospective method, and there was no material impact from this adoption. Compensation expense for the time vesting of grants is recognized on the accelerated attribution method under FASB Interpretation No. 28, and compensation expense for performance vesting is recognized on a straight-line basis. As of year end 2006, unvested share based compensation consisted of 480,967 shares of restricted stock with an unamortized value of $7.5 million. Subject to vesting provisions, these costs will be recognized as compensation expense over the next few years.

Interest Rate Derivative Financial Instruments

In the normal course of business, we use interest rate derivative financial instruments to manage, or hedge, cash flow variability caused by interest rate fluctuations. Specifically, we currently use interest rate swaps to effectively convert variable rate liabilities, that are financing fixed rate assets, to fixed rate liabilities. The differential to be paid or received on these agreements is recognized on the accrual basis as an adjustment to the interest expense related to the attendant liability. The swap agreements are generally accounted for on a held to maturity basis, and, in cases where they are terminated early, any gain or loss is generally amortized over the remaining life of the hedged item. These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment. Changes in value of effective cash flow hedges are reflected in our financial statements through accumulated other comprehensive income/(loss) and do not affect our net income. To the extent a derivative does not qualify for hedge accounting, and is deemed a non-hedge derivative, the changes in its value are included in net income.

To determine the fair value of derivative instruments, we use third parties to periodically value our interests.

Income Taxes

Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income. Management believes that we operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, do not expect to pay substantial corporate level taxes (other than taxes payable by our taxable REIT subsidiaries which are accounted for in accordance with FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, or FAS 109). Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we may be subject to federal income tax on current and past income and may be subject to penalties.

Our taxable REIT subsidiaries have recorded deferred tax assets to the extent that we reasonably believe that we will be able to generate future taxable income in order to realize these assets.

New Accounting Pronouncements

In March 2006 the FASB issued Statement of Financial Accounting Standard No. 156 “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”, or FAS 156. FAS 156 requires: (1) an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain conditions, (2) all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and (3) permits an entity to choose either the amortization method  or the fair value measurement method for subsequent measurement of each class of separately recognized servicing assets and servicing liabilities. FAS 156 is effective January 1, 2007 for the company. We do not believe that adoption of FAS 156 will have a material impact on our future financial results.

In February 2006 the FASB issued Statement of Financial Accounting Standard No. 155 “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”, or FAS 155. FAS 155: (1) permits fair value re-measurement  for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an imbedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest in other than another derivative financial instrument. FAS 155 is effective  January 1, 2007 for the company. We are currently evaluating the effect FAS 155 will have on our future financial results.

In June of 2006 the FASB issued Financial Interpretation No. 48, or FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective January 1, 2007 for the company. We are currently evaluating the effect FIN 48 will have on our future financial results.

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), ‘‘Share-Based Payment’’, or FAS 123(R) which is a revision of FAS 123 and supersedes APB 25. FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. FAS 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of FAS 123. As we have adopted FAS 123 effective January 1, 2004, we do not believe that adoption of FAS 123(R) will have a material impact on our future financial results.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

The principal objective of our asset/liability management activities is to maximize net interest income, while minimizing levels of interest rate risk. Net interest income and interest expense are subject to the risk of interest rate fluctuations. To mitigate the impact of fluctuations in interest rates, we use interest rate swaps to effectively convert variable rate liabilities to fixed rate liabilities for proper matching with fixed rate assets. Each derivative used as a hedge is matched with an asset or liability with which it has a high correlation. The swap agreements are generally held to maturity and we do not use derivative financial instruments for trading purposes. We use interest rate swaps to effectively convert variable rate debt to fixed rate debt for the financed portion of fixed rate assets. The differential to be paid or received on these agreements is recognized as an adjustment to the interest expense related to debt and is recognized on the accrual basis.

Our loans and investments, including our co-investments in our investment management vehicles, are also subject to credit risk. The ultimate performance and value of our loans and investments depends primarily upon the performance of the properties that serve as our collateral specifically, their ability to produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our asset management team constantly monitors performance of the collateral and enforces our rights as necessary.

The following table provides information about our financial instruments that are sensitive to changes in interest rates at December 31, 2006. For financial assets and debt obligations, the table presents cash flows (in certain cases, face adjusted for expected losses) to the expected maturity and weighted average interest rates based upon the current carrying values. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on rates in effect as of the reporting date.

	Expected Maturity Dates
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(dollars in thousands)
Assets:
CMBS
Fixed Rate	$15,515	$49,068	$7,784	$17,638	$75,462	$578,526	$743,993	$722,300
Average interest rate	6.68%	6.68%	6.69%	6.68%	6.64%	6.45%	6.49%
Variable Rate	$34,703	$26,894	$22,831	—	—	$1,584	$86,012	$84,787
Average interest rate	7.27%	7.30%	7.73%	—	—	7.80%	7.41%
Loans receivable
Fixed Rate	$16,155	$61,432	$22,967	$1,997	$24,864	$108,920	$236,335	$241,005
Average interest rate	8.69%	8.30%	7.88%	7.79%	7.73%	7.36%	7.79%
Variable Rate	$341,554	$793,630	$148,523	$45,381	$40,143	$152,548	$1,521,779	$1,520,972
Average interest rate	8.79%	8.64%	9.60%	9.81%	9.55%	8.84%	8.85%
Total Return Swap
Variable Rate	$1,815	—	—	—	—	—	$1,815	$1,815
Average interest rate	20.55%	—	—	—	—	—	20.55%
Interest rate swaps
Notional amounts	$40,534	$41,518	$49,894	$14,280	$56,653	$357,361	$560,240	$877
Average fixed pay rate	4.73%	5.08%	4.77%	5.04%	4.74%	5.04%	4.97%
Average variable receive rate	5.35%	5.35%	5.35%	5.35%	5.35%	5.35%	5.35%
Liabilities:
Repurchase obligations
Variable Rate	$293,565	$337,068	$52,561	$21,250	—	—	$704,444	$704,444
Average interest rate	6.17%	6.46%	6.55%	6.32%	—	—	6.34%
CDOs
Fixed Rate	$5,976	$5,030	$4,396	$2,603	$38,609	$223,270	$279,884	$260,156
Average interest rate	5.37%	5.65%	5.69%	5.28%	5.10%	5.33%	5.31%
Variable Rate	$24,255	$121,226	$201,423	$151,803	$191,314	$240,435	$930,456	$930,456
Average interest rate	5.69%	5.67%	5.94%	5.72%	5.91%	5.78%	5.81%
Junior Subordinated Debentures
Fixed Rate	—	—	—	—	—	$51,550	$51,550	$52,431
Average interest rate	—	—	—	—	—	7.45%	7.45%

Item 8.                        Financial Statements and Supplementary Data

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-48. See accompanying Index to the Consolidated Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 19 to the consolidated financial statements.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Attestation Report of Registered Public Accounting Firm

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2, and is incorporated herein by reference.

Changes in Internal Controls

There have been no significant changes in our “internal control over financial reporting” (as defined in rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.               Other Information

On November 9, 2006, we commenced our CT High Grade MezzanineSM investment management initiative and entered into three separate account agreements with affiliates of W. R. Berkley Corporation, or WRBC, for an aggregate of $250 million. Pursuant to these agreements, we invest, on a discretionary basis, capital on behalf of WRBC in low risk commercial real estate mortgages, mezzanine loans and participations therein. WRBC beneficially owns approximately 11.5% of our outstanding class A common stock as of February 28, 2007 and a member of our board of directors is an employee of WRBC. The separate accounts are entirely funded with committed capital from WRBC and are managed by a subsidiary of our wholly-owned investment management subsidiary, CT Investment Management Co. LLC, or CTIMCO.  Each separate account has a one-year investment period with extension provisions. CTIMCO will earn a management fee equal to 0.25% per annum on invested assets.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2007 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 11.                 Executive Compensation

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2007 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2007 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2007 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 14.                 Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2007 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a) (1)	Financial Statements
See the accompanying Index to Financial Statement Schedule on page F-1.
(a) (2)	Consolidated Financial Statement Schedules
See the accompanying Index to Financial Statement Schedule on page F-1.
(a) (3)	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1.a	Charter of the Capital Trust, Inc. (filed as Exhibit 3.1.a to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on April 2, 2003 and incorporated herein by reference).
3.1.b	Certificate of Notice (filed as Exhibit 3.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on February 27, 2007 and incorporated herein by reference).
3.2

Second Amended and Restated By-Laws of Capital Trust, Inc. (filed as Exhibit 3.2 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-4788) filed on February 27, 2007 and incorporated herein by reference).

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

+ 10.19

Employment Agreement, dated as of December 28, 2005, by and between Capital Trust, Inc. and Stephen D. Plavin (filed as Exhibit 10.19 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2006 and incorporated herein by reference).

+ 10.20

Employment Agreement, dated as of September 29, 2006, by and among Capital Trust, Inc., CT Investment Management Co., LLC and Geoffrey G. Jervis (filed as Exhibit 10.3 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 30, 2006 and incorporated herein by reference).

+ 10.21

Employment Agreement, dated as of August 4, 2006, by and among Capital Trust, Inc., CT Investment Management Co., LLC and Thomas C. Ruffing (filed as Exhibit 10.2 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on August 8, 2006 and incorporated herein by reference).

+10.22

Termination Agreement, dated as of December 29, 2000, by and between Capital Trust, Inc. and Craig M. Hatkoff (filed as Exhibit 10.9 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference).

+ 10.23

Transition Agreement dated May 26, 2005, by and between the Company and Brian H. Oswald (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14788) filed on May 27, 2005 and incorporated herein by reference).

+ 10.24

Consulting Services Agreement, dated as of January 1, 2003, by and between CT Investment Management Co., LLC and Craig M. Hatkoff. (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 6, 2003 and incorporated herein by reference).

10.25

Agreement of Lease dated as of May 3, 2000, between 410 Park Avenue Associates, L.P., owner, and Capital Trust, Inc., tenant (filed as Exhibit 10.11 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference).

10.26.a

Amended and Restated Master Loan and Security Agreement, dated as of June 27, 2003, between Capital Trust, Inc., CT Mezzanine Partners I LLC and Morgan Stanley Mortgage Capital Inc. (filed as Exhibit 10.4 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 6, 2003 and incorporated herein by reference).

10.26.b

Joinder and Amendment, dated as of July 20, 2004, among Capital Trust, Inc., CT Mezzanine Partners I LLC, CT RE CDO 2004-1 Sub, LLC and Morgan Stanley Mortgage Capital Inc. (filed as Exhibit 10.21.b to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

10.27

Master Repurchase Agreement, dated as of July 29, 2005, by and between the Company and Morgan Stanley Bank (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 1, 2005 and incorporated herein by reference).

10.28.a

Master Repurchase Agreement, dated as of July 29, 2005, by and among the Company, CT RE CDO 2004-1 Sub, LLC, CT RE CDO 2005-1 Sub, LLC and Morgan Stanley Bank (filed as Exhibit 10.2 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 1, 2005 and incorporated herein by reference).

10.28.b

Amendment No. 1 to the Master Repurchase Agreement, dated as of November 4, 2005, by and among Capital Trust, Inc., CT RE CDO 2004-1 Sub, LLC, CT RE CDO 2005-1 Sub, LLC and Morgan Stanley Bank (filed as Exhibit 10.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on November 9, 2005 and incorporated herein by reference).

10.29.a

Amended and Restated Master Repurchase Agreement, dated as of August  15, 2006, by and between Goldman Sachs Mortgage Company and Capital Trust, Inc. (filed as Exhibit 10.1.a to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 30, 2006 and incorporated herein by reference).

10.29.b

Annex I to Amended and Restated Master Repurchase Agreement, dated as of August 15, 2006, by and between Goldman Sachs Mortgage Company and Capital Trust, Inc. (filed as Exhibit 10.1.b to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 30, 2006 and incorporated herein by reference).

10.29.c

Letter, dated as of August 15, 2006, by and between Goldman Sachs Mortgage Company and Capital Trust, Inc. (filed as Exhibit 10.1.c to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 30, 2006 and incorporated herein by reference).

10.30

Master Loan Repurchase Facility, dated as of August 17, 2004, by and between Goldman Sachs Mortgage Company and Capital Trust, Inc. (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 3, 2004 and incorporated herein by reference).

10.31.a

Master Repurchase Agreement, dated as of February 19, 2002, by and between Liquid Funding, Ltd. and CT LF Funding Corp. (filed as Exhibit 10.24.a to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

10.31.b

Terms Annex, dated March 1, 2005, by and between Liquid Funding, Ltd. and CT LF Funding Corp. (filed as Exhibit 10.24.b to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

10.31.c

Confirmation, dated as of March 20, 2006, by and between CT LF Funding Corp. and Liquid Funding, Ltd (filed as Exhibit 10.7 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 4, 2006 and incorporated herein by reference).

10.32

Master Repurchase Agreement, dated as of March 4, 2005, by and among Capital Trust, Inc., Bank of America, N.A. and Banc of America Securities LLC. (filed as Exhibit 10.25 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

10.33.a

Amended and Restated Master Repurchase Agreement, dated as of February 15, 2006, by and among Bear, Stearns Funding, Inc., Capital Trust, Inc. and CT BSI Funding Corp. (filed as Exhibit 10.31.a to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2006 and incorporated herein by reference).

10.33.b

Letter agreement, dated as of February 15, 2006, by and among Bear, Stearns Funding, Inc., Capital Trust, Inc. and CT BSI Funding Corp. (filed as Exhibit 10.31.b to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2006 and incorporated herein by reference).

10.34.a

Amended and Restated Master Repurchase Agreement, dated as of February 15, 2006, by and among Bear, Stearns International Limited, Capital Trust, Inc. and CT BSI Funding Corp. (filed as Exhibit 10.32.a to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2006 and incorporated herein by reference).

10.34.b

Letter agreement, dated as of February 15, 2006, by and among Bear, Stearns International Limited, Capital Trust, Inc. and CT BSI Funding Corp. (filed as Exhibit 10.32.b to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2006 and incorporated herein by reference).

• 10.35	Master Repurchase Agreement, dated as of November 1, 2006, by and between Capital Trust, Inc. and JPMorgan Chase Bank, N.A.

10.36

Limited Liability Company Agreement of CT MP II LLC, by and among Travelers General Real Estate Mezzanine Investments II, LLC and CT-F2-GP, LLC, dated as of March 8, 2000 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

10.37

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

10.38

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

10.39

Guaranty of Payment, by The Travelers Insurance Company in favor of Capital Trust, Inc., CT-F1, LLC, CT-F2-GP, LLC, CT-F2-LP, LLC and CT Investment Management Co., LLC, dated as of March 8, 2000 (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

10.40

Amended and Restated Investment Management Agreement, dated as of April 9, 2001, by and among CT Investment Management Co. LLC, CT MP II LLC and CT Mezzanine Partners II LP (filed as Exhibit 10.37 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2006 and incorporated herein by reference).

10.41

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

10.42

Registration Rights Agreement, dated as of February 7, 2003, by and between Capital Trust, Inc. and Stichting Pensioenfonds ABP (filed as Exhibit 10.24 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 28, 2003 and incorporated herein by reference).

10.43

Registration Rights Agreement, dated as of June 18, 2003, by and among Capital Trust, Inc. and the parties named therein (filed as Exhibit 10.2 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 12, 2004 and incorporated herein by reference).

10.44

Securities Purchase Agreement, dated as of May 11, 2004, by and among Capital Trust, Inc. W. R. Berkley Corporation and certain shareholders of Capital Trust, Inc. (filed as Exhibit 10.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on May 11, 2004 and incorporated herein by reference).

10.45

Registration Rights Agreement dated as of May 11, 2004, by and among Capital Trust, Inc. and W. R. Berkley Corporation (filed as Exhibit 10.2 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on May 11, 2004 and incorporated herein by reference).

10.46

Junior Subordinate Indenture, dated February 10, 2006, by and between Capital Trust, Inc. and JP Morgan Chase Bank, N.A. (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 4, 2006 and incorporated herein by reference).

10.47

Amended and Restated Trust Agreement, dated February 10, 2006, by and among Capital Trust, Inc., JP Morgan Chase Bank, N.A., Chase Bank USA, N.A. and the Administrative Trustees named therein (filed as Exhibit 10.2 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 4, 2006 and incorporated herein by reference).

• 10.48	Investment Management Agreement, dated as of November 9, 2006, by and between Berkley Insurance Company and CT High Grade Mezzanine Manager, LLC.
• 10.49	Investment Management Agreement, dated as of November 9, 2006, by and between Berkley Regional Insurance Company and CT High Grade Mezzanine Manager, LLC.
• 10.50	Investment Management Agreement, dated as of November 9, 2006, by and between Admiral Insurance Company and CT High Grade Mezzanine Manager, LLC.
• +10.51	Summary of Non-Employee Director Compensation
11.1

Statements regarding Computation of Earnings per Share (Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 10 to the consolidated financial statements contained in this report).

• 14.1	Capital Trust, Inc. Code of Business Conduct and Ethics
• 21.1	Subsidiaries of Capital Trust, Inc.
• 23.1	Consent of Ernst & Young LLP
• 31.1	Certification of John R. Klopp, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
• 31.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
• 32.1	Certification of John R. Klopp, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
• 32.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                Represents a management contract or compensatory plan or arrangement.

•                   Filed  herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2007	/s/ John R. Klopp
Date	John R. Klopp
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 28, 2007	/s/ Samuel Zell
Date	Samuel Zell
Chairman of the Board of Directors
February 28, 2007	/s/ John R. Klopp
Date	John R. Klopp
Chief Executive Officer and Director
February 28, 2007	/s/ Geoffrey G. Jervis
Date	Geoffrey G. Jervis
Chief Financial Officer
February 28, 2007	/s/ Thomas E. Dobrowski
Date	Thomas E. Dobrowski, Director
February 28, 2007	/s/ Martin L. Edelman
Date	Martin L. Edelman, Director
February 28, 2007	/s/ Craig M. Hatkoff
Date	Craig M. Hatkoff, Director
February 28, 2007	/s/ Edward S. Hyman
Date	Henry N. Nassau, Director
February 28, 2007	/s/ Henry N. Nassau
Date	Henry N. Nassau, Director
February 28, 2007	/s/ Joshua A. Polan
Date	Joshua A. Polan, Director
February 28, 2007	/s/ Lynne B. Sagalyn
Date	Lynne B. Sagalyn, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Capital Trust, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Capital Trust, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flow for each of the three years in the period ended December 31, 2006 of the Company and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, NY
February 26 , 2007

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2006 based on the criteria in Internal Control-Integrated Framework issued by COSO.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated:  February 28, 2007

John R. Klopp	Geoffrey G. Jervis
Chief Executive Officer	Chief Financial Officer

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

Dated:  February 28, 2007

John R. Klopp	Geoffrey G. Jervis
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

The Board of Directors and Shareholders of Capital Trust, Inc.

We have audited the accompanying consolidated balance sheets of Capital Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements and Schedules. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 26, 2007

Capital Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2006 and 2005
(in thousands, except per share data)

	2006	2005
Assets
Cash and cash equivalents	$26,142	$24,974
Restricted cash	1,707	1,264
Commercial mortgage backed securities	810,970	487,970
Loans receivable	1,754,536	990,142
Total return swaps	1,815	4,000
Equity investment in unconsolidated subsidiaries	11,485	14,301
Deposits and other receivables	3,128	5,679
Accrued interest receivable	14,888	9,437
Interest rate hedge assets	2,565	2,385
Deferred income taxes	3,609	3,979
Prepaid and other assets	17,719	13,511
Total assets	$2,648,564	$1,557,642
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$38,061	$24,957
Repurchase obligations	704,444	369,751
Collateralized debt obligations (“CDOs”)	1,212,500	823,744
Participations sold	209,425	—
Junior subordinated debentures	51,550	—
Interest rate hedge liabilities	1,688	113
Deferred origination fees and other revenue	4,624	227
Total liabilities	2,222,292	1,218,792
Shareholders’ equity:
Class A common stock, $0.01 par value, 100,000 shares authorized, 16,933 and 14,870 shares issued and outstanding at December 31, 2006 and 2005, respectively (“class A common stock”)	169	149
Restricted class A common stock, $0.01 par value, 481 and 404 shares issued and outstanding at December 31, 2006 and 2005, respectively (“restricted class A common stock” and together with class A common stock, “common stock”)	5	4
Additional paid-in capital	417,641	326,299
Accumulated other comprehensive gain	12,717	14,879
Accumulated deficit	(4,260)	(2,481)
Total shareholders’ equity	426,272	338,850
Total liabilities and shareholders’ equity	$2,648,564	$1,557,642

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

	2006	2005	2004
Income from loans and other investments:
Interest and related income	$175,404	$86,200	$46,561
Less: Interest and related expenses	104,607	37,229	13,724
Less: Interest and related expenses on step up convertible junior subordinated debentures	—	—	6,417
Income from loans and other investments, net	70,797	48,971	26,420
Other revenues:
Management and advisory fees	2,650	5,091	7,853
Incentive management fees	1,652	8,033	—
Gain on sales of investments	—	4,951	300
Special servicing fees	105	—	10
Other interest income	1,354	553	78
Total other revenues	5,761	18,628	8,241
Other expenses:
General and administrative	23,075	21,939	15,229
Depreciation and amortization	3,049	1,114	1,100
Unrealized loss on available for sale securities for other than temporary impairment	—	—	5,886
Recapture of allowance for possible credit losses	—	—	(6,672)
Total other expenses	26,124	23,053	15,543
Income/(loss) from equity investments	898	(222)	2,407
Income before income taxes	51,332	44,324	21,525
Income tax expense/(benefit)	(2,735)	213	(451)
Net income	$54,067	$44,111	$21,976
Per share information:
Net earnings per share of common stock
Basic	$3.43	$2.91	$2.17
Diluted	$3.40	$2.88	$2.14
Dividends declared per share of common stock	$3.45	$2.45	$1.85
Weighted average shares of common stock outstanding
Basic	15,754,655	15,181,476	10,141,380
Diluted	15,923,397	15,335,914	10,276,886

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands)

	Comprehensive Income/(Loss)	Class A Common Stock	Restricted Class A Common Stock	Additional Paid-In Capital	Unearned Compensation	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total
Balance at December 31, 2003		$65	$—	$141,402	$(247)	$(33,880)	$(11,323)	$96,017

Net income	$21,976	—	—	—	—	—	21,976	21,976
Unrealized gain on derivative financial instruments	26	—	—	—	—	26	—	26
Unrealized gain on available for sale securities	37,669	—	—	—	—	37,669	—	37,669
Implementation of SFAS No. 123	—	—	—	(247)	247	—	—	—
Issuance of restricted class A common stock	—	—	3	(3)	—	—	—	—
Sale of shares of class A common stock under stock option agreement	—	1	—	813	—	—	—	814
Conversion of class A common stock units to class A common stock	—	—	—	411	—	—	—	411
Conversion of step up convertible junior subordinated debentures into class A common stock	—	43	—	90,048	—	—	—	90,091
Restricted class A common stock earned	—	—	—	1,342	—	—	—	1,342
Shares of class A common stock issued in public offering	—	19	—	41,600	—	—	—	41,619
Shares of class A common stock issued in direct public offering	—	16	—	37,963	—	—	—	37,979
Shares of class A common stock issued upon exercise of warrants	—	4	—	8,537	—	—	—	8,541
Stock options expensed under SFAS No. 123	—	—	—	71	—	—	—	71
Dividends declared on class A common stock	—	—	—	—	—	—	(20,059)	(20,059)
Balance at December 31, 2004	$59,671	148	3	321,937	—	3,815	(9,406)	316,497
Net income	$44,111	—	—	—	—	—	44,111	44,111
Unrealized gain on derivative financial instruments	2,079	—	—	—	—	2,079	—	2,079
Unrealized gain on securities	8,684	—	—	—	—	8,684	—	8,684
Amortization of unrealized gain on securities	(671)	—	—	—	—	(671)	—	(671)
Deferred gain on settlement of swap	—	—	—	—	—	1,410	—	1,410
Amortization of deferred gain on settlement of swap	—	—	—	—	—	(438)	—	(438)
Sale of shares of class A common stock under stock option agreement	—	1	—	1,570	—	—	—	1,571
Restricted class A common stock earned	—	—	1	2,804	—	—	—	2,805
Restricted class A common stock forfeited	—	—	—	(260)	—	—	—	(260)
Reimbursement of offering expenses	—	—	—	248	—	—	—	248
Dividends declared on class A common stock	—	—	—	—	—	—	(37,186)	(37,186)
Balance at December 31, 2005	$54,203	149	4	326,299	—	14,879	(2,481)	338,850
Net income	$54,067	—	—	—	—	—	54,067	54,067
Unrealized loss on derivative financial instruments	(1,401)	—	—	—	—	(1,401)	—	(1,401)
Unrealized loss on available for sale security	(54)	—	—	—	—	(54)	—	(54)
Amortization of unrealized gain on securities	(1,640)	—	—	—	—	(1,640)	—	(1,640)
Currency translation adjustments	2	—	—	—	—	2	—	2
Deferred gain on settlement of swap, net of amortization	—	—	—	—	—	931	—	931
Shares of class A common stock issued in public offering	—	20	—	86,589	—	—	—	86,609
Sale of shares of class A common stock under stock option agreement	—	—	—	662	—	—	—	662
Reimbursement of offering expenses	—	—	—	124	—	—	—	124
Restricted class A common stock earned	—	—	—	4,013	—	—	—	4,013
Restricted class A common stock forfeited upon resignation of holder	—	—	—	(45)	—	—	—	(45)
Issuance of restricted stock	—	—	1	(1)	—	—	—	—
Dividends declared on class A common stock	—	—	—	—	—	—	(55,846)	(55,846)
Balance at December 31, 2006	$50,974	$169	$5	$417,641	$—	$12,717	$(4,260)	$426,272

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$54,067	$44,111	$21,976
Adjustments to reconcile net income to net cash provided by operating activities:
Recapture of provision for possible credit losses	—	—	(6,672)
Unrealized loss on available for sale securities for other than temporary impairment	—	—	5,886
Depreciation and amortization	3,145	1,114	1,100
Loss/(income) from equity investments in Funds	(898)	222	(2,407)
Distributions from equity investments in Funds	1,373	1,704	2,407
Net gain on sales of CMBS and available for sale securities	—	—	(300)
Restricted class A common stock earned, net	4,013	2,545	1,342
Amortization of premiums and accretion of discounts on loans, investments and CMBS, net	(2,029)	(3,842)	(1,327)
Amortization of deferred gain on interest rate hedges	(255)	(437)	—
Accretion of discounts and fees on convertible trust preferred securities, net	—	—	276
Stock based compensation	(45)	—	71
Changes in assets and liabilities:
Deposits and other receivables	2,568	4,603	63
Accrued interest receivable	(5,451)	(5,408)	(806)
Deferred income taxes	370	1,644	(2,254)
Prepaid and other assets	2,623	2,238	2,482
Deferred origination fees and other revenue	4,397	(608)	(2,371)
Accounts payable and accrued expenses	946	2,876	2,521
Net cash provided by operating activities	64,824	50,762	21,987
Cash flows from investing activities:
Principal collections on and proceeds from sales of available for sale securities	—	—	19,561
Purchases of commercial mortgage backed securities	(392,732)	(245,175)	(59,550)
Principal collections on and proceeds from sale of CMBS	69,375	14,339	5,048
Origination and purchase of loans receivable	(1,423,917)	(790,997)	(489,480)
Principal collections on loans receivable	582,519	359,383	106,422
Equity investments	(5,845)	(4,660)	(8,460)
Return of capital	5,240	8,812	8,075
Purchase of total return swap	(4,138)	(4,000)	—
Proceeds from total return swaps	6,323	—	—
Purchases of equipment and leasehold improvements, net	—	(23)	(119)
Increase in restricted cash	(443)	(653)	(611)
Net cash used in investing activities	(1,163,618)	(662,974)	(419,114)
Cash flows from financing activities:
Proceeds from repurchase obligations	1,508,970	713,474	189,882
Repayment of repurchase obligations	(1,174,277)	(568,814)	(111,685)
Proceeds from credit facilities	—	104,704	246,852
Repayment of credit facilities	—	(169,880)	(220,544)
Issuance of junior subordinated debentures	51,550	—	—
Purchase of common equity in CT Preferred Trust I	(1,550)	—	—
Repayment of term redeemable securities contract	—	—	(11,651)
Proceeds from issuance of collateralized debt obligations	429,398	571,087	252,778
Repayment of collateralized debt obligations	(40,643)	—	—
Proceeds from participations sold	287,102	—	—
Settlement of interest rate hedges	1,186	1,410	—
Payment of deferred financing costs	(5,483)	(8,704)	(6,140)
Sale of shares of class A common stock under stock option agreement	662	1,571	815
Dividends paid on class A common stock	(43,686)	(32,493)	(15,474)
Proceeds from exercise of warrants for shares of class A common stock	—	—	8,541
Proceeds from sale of shares of class A common stock	86,609	—	79,598
Reimbursement of offering expenses	124	248	—
Net cash provided by financing activities	1,099,962	612,603	412,972
Net increase in cash and cash equivalents	1,168	391	15,845
Cash and cash equivalents at beginning of year	24,974	24,583	8,738
Cash and cash equivalents at end of year	$26,142	$24,974	$24,583

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

1.   Organization

References herein to “we,” “us” or “our” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a fully integrated, self-managed finance and investment management company that specializes in credit sensitive structured financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. From the commencement of our finance business in 1997 through December 31, 2006, we have completed over $8.0 billion of investments in the commercial real estate debt arena. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes and we are headquartered in New York City.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries and our interests in variable interest entities in which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. Our interest in CT Preferred Trust I is accounted for using the equity method and its assets and liabilities are not consolidated into our financial statements due to our determination that CT Preferred Trust I is a variable interest entity in which we are not the primary beneficiary under Financial Accounting Standards Board, or FASB, Interpretation No. 46, or FIN 46. We account for our co-investment interests in two of the private equity funds we have co-sponsored and continue to manage, CT Mezzanine Partners II LP and CT Mezzanine Partners III, Inc., or Fund II and Fund III, respectively, under the equity method of accounting. We also account for our investment in Bracor Investimentos Imobiliarios Ltda., or Bracor, under the equity method of accounting. As such, we report a percentage of the earnings of Fund II, Fund III and Bracor equal to our ownership percentage on a single line item in the consolidated statement of operations as income from equity investments.

Revenue Recognition

Interest income from our loans receivable is recognized over the life of the investment using the effective interest method and is recorded on the accrual basis. Fees, premiums, discounts and direct costs in connection with these investments are deferred until the loan is advanced and are then recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration. For loans where we have unfunded commitments, we amortize the appropriate items on a straight line basis. Income recognition is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Fees from special servicing and asset management services are recognized as services are rendered. We account for incentive fees we can potentially earn from our investment management business in

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

accordance with Method 1 of Emerging Issues Task Force Topic D-96. Under Method 1, no incentive income is recorded until all contingencies have been eliminated.

Cash and Cash Equivalents

We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. At December 31, 2006 and 2005, a majority of the cash and cash equivalents consisted of overnight investments in commercial paper. As of, and for the years ended, December 31, 2006 and 2005, we had bank balances in excess of federally insured amounts. We have not experienced any losses on our demand deposits, commercial paper or money market investments.

Restricted Cash

Restricted cash is comprised of $1.7 million that is on deposit with the trustee for our CDOs and is expected to be used to pay contractual interest and principal and to purchase replacement collateral for our reinvesting CDOs during their respective reinvestment periods.

Commercial Mortgage backed Securities (“CMBS”)

We classify our CMBS investments pursuant to FASB Statement of Financial Accounting Standards No. 115, or FAS 115, on the date of acquisition of the investment. On August 4, 2005, we made a decision to change the accounting classification of our CMBS investments from available for sale to held to maturity. Held to maturity investments are stated at cost plus the amortization of any premiums or discounts and any premiums or discounts are amortized through the consolidated statements of income using the level yield method. Other than in the instance of impairment, these held to maturity investments are shown in our financial statements at their adjusted values pursuant to the methodology described above.

We may also invest in CMBS and certain other securities which may be classified as available for sale. Available for sale securities are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income/(loss) in shareholders’ equity. Many of these investments are relatively illiquid and management must estimate their values. In making these estimates, management utilizes market prices provided by dealers who make markets in these securities, but may, under certain circumstances, adjust these valuations based on management’s judgment. Changes in the valuations do not affect our reported income or cash flows, but impact shareholders’ equity and, accordingly, book value per share.

Income on these securities is recognized based upon a number of assumptions that are subject to uncertainties and contingencies. Examples include, among other things, the rate and timing of principal payments, including prepayments, repurchases, defaults and liquidations, the pass-through or coupon rate and interest rates. Additional factors that may affect our reported interest income on our mortgage backed securities include interest payment shortfalls due to delinquencies on the underlying mortgage loans and the timing and magnitude of credit losses on the mortgage loans underlying the securities that are impacted by, among other things, the general condition of the real estate market, including competition for tenants and their related credit quality, and changes in market rental rates. These uncertainties and contingencies are difficult to predict and are subject to future events that may alter the assumptions.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

We account for CMBS under Emerging Issues Task Force 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, or EITF 99-20. Under EITF 99-20, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience and the present value of the revised cash flows using the current expected yield is less than the present value of the previously estimated remaining cash flows, adjusted for cash receipts during the intervening period, an other than temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value with the resulting change being included in income and a new cost basis established with the original discount or premium written off when the new cost basis is established. In accordance with this guidance, on a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, we calculate a revised yield based upon the current amortized cost of the investment, including any other than temporary impairments recognized to date, and the revised cash flows. The revised yield is then applied prospectively to recognize interest income. Management must also assess whether unrealized losses on securities reflect a decline in value that is other than temporary, and, accordingly, write down the impaired security to its fair value, through a charge to earnings. Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectibility of the principal and interest, net of related expenses, on the underlying loans.

During the fourth quarter of 2004, we concluded that two of our CMBS investments had incurred other than temporary impairment and we incurred a charge of $5.9 million through the income statement. At December 31, 2006 we believe there has not been any adverse change in cash flows since December 31, 2004, therefore we did not recognize any additional other than temporary impairment on any CMBS investments. Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectibility of the principal and interest, net of related expenses, on the underlying loans.

From time to time we purchase CMBS and other investments in which we have a level of control over the issuing entity; we refer to these investments as controlling class investments. The presentation of controlling class investments in our financial statements is governed in part by FIN 46. FIN 46 could require that certain controlling class investments be presented on a consolidated basis. Based upon the specific circumstances of certain of our CMBS investments that are controlling class investments and our interpretation of FIN 46, specifically the exemption for qualifying special purpose entities as defined under FASB Statements of Financial Accounting Standard No. 140, or FAS 140, we have concluded that the entities that have issued the controlling class investments should not be presented on a consolidated basis. We are aware that FAS 140 is currently under review by standard setters and that, as a result of this review, our current interpretation of FIN 46 and FAS 140 may change.

Loans Receivable and Reserve for Possible Credit Losses

We purchase and originate commercial real estate debt and related instruments, or Loans, to be held as long term investments at amortized cost. Management must periodically evaluate each of these Loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the Loan. If a Loan were determined to be permanently impaired, we would write down the Loan through a charge to the reserve for possible credit losses. Given the nature of our Loan portfolio and the underlying commercial real estate collateral,

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

significant judgment on the part of management is required in determining the permanent impairment and the resulting charge to the reserve, which includes but is not limited to making assumptions regarding the value of the real estate that secures the loan. Each Loan in our portfolio is evaluated at least quarterly using our loan risk rating system which considers loan-to-value, debt yield, cash flow stability, exit plan, loan sponsorship, loan structure and other factors deemed necessary by management to assess the likelihood of delinquency or default. If we believe that there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our Loan, and this potential loss is multiplied by the default likelihood to determine the size of the reserve. Actual losses, if any, could ultimately differ from these estimates.

Deferred Financing Costs

The deferred financing costs which are included in other assets on our consolidated balance sheets include issuance costs related to our debt and are amortized using the effective interest method or a method that approximates the effective interest method.

Repurchase Obligations

In certain circumstances, we have financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty. We currently record these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under any repurchase agreement as a liability on our consolidated balance sheet. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated statements of income. There is a position under consideration by standard setters, based upon a technical interpretation of FAS 140, that these transactions will not qualify as a purchase by us. We believe, consistent with industry practice, that we are accounting for these transactions in an appropriate manner; however, if these investments do not qualify as a purchase under FAS 140, we would be required to present the net investment (asset balance less the repurchase obligation balance) on our balance sheet together with an embedded derivative with the corresponding change in fair value of the derivative being recorded in the consolidated statements of income. The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty. Income from these arrangements would be presented on a net basis. Furthermore, hedge instruments related to these assets and liabilities, currently deemed effective, may no longer be effective and may have to be accounted for as non-hedge derivatives. As of December 31, 2006 we had entered into twenty one such transactions, with a book value of the associated assets of $546.0 million financed with repurchase obligations of $395.8 million. Adoption of the aforementioned treatment would result in a reduction in total assets and liabilities on our consolidated balance sheet of $395.8 million and $118.2 million at December 31, 2006 and December 31, 2005, respectively.

Interest Rate Derivative Financial Instruments

In the normal course of business, we use interest rate derivative financial instruments to manage, or hedge, cash flow variability caused by interest rate fluctuations. Specifically, we currently use interest rate swaps to effectively convert variable rate liabilities, that are financing fixed rate assets, to fixed rate liabilities. The differential to be paid or received on these agreements is recognized on the accrual basis as

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

an adjustment to the interest expense related to the attendant liability. The swap agreements are generally accounted for on a held to maturity basis, and, in cases where they are terminated early, any gain or loss is generally amortized over the remaining life of the hedged item. These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment. Changes in value of effective cash flow hedges are reflected in our financial statements through accumulated other comprehensive income/(loss) and do not affect our net income. To the extent a derivative does not qualify for hedge accounting, and is deemed a non-hedge derivative, the changes in its value are included in net income.

To determine the fair value of derivative instruments, we use third parties to periodically value our interests.

Income Taxes

Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income. Management believes that we operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, do not expect to pay substantial corporate level taxes (other than taxes payable by our taxable REIT subsidiaries which are accounted for in accordance with FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, or FAS 109). Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we may be subject to federal, state and local income tax on current and past income, and we may also be subject to penalties.

Accounting for Stock-Based Compensation

We comply with the provisions of the FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, or FAS 123. FAS 123 encourages the adoption of a new fair-value based accounting method for employee stock-based compensation plans. FAS 123 also permits companies to continue accounting for stock-based compensation plans as prescribed by Accounting Principles Board Opinion No. 25. However, companies electing to continue accounting for stock-based compensation plans under Accounting Principles Board Opinion No. 25, or ABP 25 must make pro forma disclosures as if they adopted the cost recognition requirements under FAS 123.

Through December 31, 2003, we accounted for stock-based compensation under ABP No. 25. During the fourth quarter of 2004, we elected to adopt the fair value recognition provisions of FAS 123 using the modified prospective method provided in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. Under the modified prospective method, we recognized stock-based employee compensation costs based upon the fair value recognition provisions of FAS 123 effective January 1, 2004.

As of January 1, 2006, we adopted FASB Statement of Financial Accounting Standards No. 123(R). We have elected the modified prospective method, and there was no material impact from this adoption. Compensation expense for the time vesting compoment of grants is recognized on the accelerated attribution method under FASB Interpretation No. 28. Compensation expense for performance vesting is recognized on a straight-line basis.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Comprehensive Income

We comply with the provisions of the FASB Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, or FAS 130, in reporting comprehensive income and its components in the full set of general-purpose financial statements. Total comprehensive income was $51.0 million, $54.2 million and $59.7 million, for the years ended December 31, 2006, 2005 and 2004, respectively. The primary component of comprehensive income other than net income was the unrealized gain/(loss) on derivative financial instruments and CMBS. At December 31, 2006, accumulated other comprehensive income is $12.7 million, comprised of unrealized gains on CMBS of $9.9 million, unrealized gains on cash flow swaps of $873,000 and  $1.9 million of deferred realized gains on the settlement of cash flow swaps.

Earnings per Share of Common Stock

Earnings per share of common stock are presented based on the requirements of the FASB Statement of Accounting Standards No. 128, or FAS 128. Basic EPS is computed based on the income applicable to common stock and stock units divided by weighted average number of shares of common stock and stock units outstanding during the period. Diluted EPS is based on the net earnings applicable to common stock and stock units, divided by weighted average number of shares of common stock and stock units and potentially dilutive common stock options.

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

Reclassifications

Certain reclassifications have been made in the presentation of the 2005 and 2004 consolidated financial statements to conform to the 2006 presentation.

Segment Reporting

We operate in two reportable segments. We have an internal information system that produces performance and asset data for its two segments along service lines.

The Balance Sheet Investment segment includes all of our activities related to direct loan and investment activities (including our co-investments in investment management vehicles and our investment in Bracor) and the financing thereof.

The Investment Management segment includes the activities related to investment management services provided by CT Investment Management Co., LLC, or CTIMCO, and its subsidiaries. CTIMCO is a taxable REIT subsidiary and is our special servicer and the investment manager of Capital Trust, Inc., and all of our investment management vehicles.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements

In March 2006 the FASB issued Statement of Financial Accounting Standard No. 156 “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”, or FAS 156. FAS 156 requires: (1) an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain conditions, (2) all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and (3) permits an entity to choose either the amortization method  or the fair value measurement method for subsequent measurement of each class of separately recognized servicing assets and servicing liabilities. FAS 156 is effective January 1, 2007 for the company. We do not believe that adoption of FAS 156 will have a material impact on our future financial results.

In February 2006 the FASB issued Statement of Financial Accounting Standard No. 155 “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”, or FAS 155. FAS 155: (1) permits fair value re-measurement  for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an imbedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest in other than another derivative financial instrument. FAS 155 is effective January 1, 2007 for the company. We are currently evaluating the effect FAS 155 will have on our future financial results.

In June of 2006 the FASB issued Financial Interpretation No. 48, or FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective January 1, 2007 for the company. We are currently evaluating the effect FIN 48 will have on our future financial results.

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), ‘‘Share-Based Payment’’, or FAS 123(R) which is a revision of FAS 123 and supersedes APB 25. FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. FAS 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of FAS 123. As we have adopted FAS 123 effective January 1, 2004, we do not believe that adoption of FAS 123(R) will have a material impact on our future financial results.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3.   Commercial Mortgage Backed Securities

Activity relating to our commercial mortgage backed securities, or CMBS, for the year ended December 31, 2006 was as follows ($ values in thousands):

					Weighted Average
Asset Type	Face Value	Book Value	Number of Securities	Number of Issues	Rating(1)	Coupon(2)	Yield(2)	Maturity (Years)(3)
December 31, 2005
Floating Rate	$106,666	$105,032	11	9	BBB-	6.89%	6.99%	2.3
Fixed Rate	419,885	382,938	34	21	B+	6.97%	7.72%	10.1
Total/Average	526,551	487,970	45	30	BB-	6.95%	7.57%	8.4
Originations
Floating Rate	33,448	33,451	5	3	BB+	6.96%	6.96%	2.7
Fixed Rate	361,255	359,280	34	29	BBB-	6.10%	6.40%	7.7
Total/Average	394,703	392,731	39	32	BBB-	6.17%	6.45%	7.3
Repayments & Other(4)
Floating Rate	54,102	53,676	5	3	N/A	N/A	N/A	N/A
Fixed Rate	16,533	16,055	2	2	N/A	N/A	N/A	N/A
Total/Average	70,635	69,731	7	5	N/A	N/A	N/A	N/A
December 31, 2006
Floating Rate	86,012	84,807	11	9	BBB-	7.42%	7.51%	2.0
Fixed Rate	764,607	726,163	66	48	BB+	6.68%	7.13%	8.5
Total/Average	$850,619	$810,970	77	57	BB+	6.75%	7.17%	7.8

(1)          Rating is the lowest rating from Fitch Ratings, Standard & Poor’s and/or Moody’s Investors Service and the weighted average is calculated using the Fitch Ratings methodology.

(2)          Calculations based on LIBOR of 5.32% as of December 31, 2006 and LIBOR of 4.39% as of December 31, 2005.

(3)          Represents the maturity of the investment assuming all extension options are executed.

(4)          Includes full repayments, sales, partial repayments, mark-to-market adjustments, and the impact of premium and discount amortization and losses, if any. The figures shown in “Number of Securities” and “Number of Issues” represent only the full repayments/sales, if any.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3.   Commercial Mortgage Backed Securities (Continued)

The charts below detail the ratings, vintage, property type and geographic distribution of the collateral securing our CMBS at year end 2006 ($ values in thousands).

Rating

	Book Value	Percentage
BBB	$355,925	44%
BB	195,188	24
A	98,480	12
AAA	65,123	8
AA	36,105	5
B	33,351	4
D	24,310	3
CCC	2,488	0
Total	$810,970	100%

Vintage

	Book Value	Percentage
1998	$311,824	38%
2004	107,324	13
1997	84,423	10
2005	69,471	9
2006	60,821	8
2000	40,499	5
1996	38,698	5
Other	97,910	12
Total	$810,970	100%

Property Type

	Book Value	Percentage
Retail	$230,238	28%
Office	175,729	22
Hotel	147,375	18
Multifamily	131,742	16
Other	113,064	14
Mixed Use	12,822	2
Total	$810,970	100%

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3.   Commercial Mortgage Backed Securities (Continued)

Geographic Location

	Book Value	Percentage
Southwest	$279,347	34%
Northeast	223,856	28
Southeast	176,125	22
Midwest	99,409	12
Northwest	25,615	3
Other	6,618	1
Total	$810,970	100%

We acquire rated and unrated subordinated investments in CMBS. As detailed in Note 2, on August 4, 2005, pursuant to the provisions of FAS 115, we made a decision to change the accounting classification of our then portfolio of CMBS investments from available for sale to held to maturity.

While we typically account for our CMBS investments on a held to maturity basis, under certain circumstances we will account for CMBS on an available for sale basis. At December 31, 2006 and 2005, we had one CMBS investment that we designated and account for on an available for sale basis with a face value of $10.0 million. The security earns interest at a fixed rate of 7.87%. As of December 31, 2006 and 2005, the security was carried at its fair market value of $10.5 million and $10.7 million, respectively. The investment matures in February 2010.

Quarterly, we reevaluate our CMBS portfolio to determine if there has been an other than temporary impairment based upon our assessment of future cash flow receipts. For the years ended December 31, 2006 and December 31, 2005, we believe that there has not been any adverse change in cash flows for our CMBS portfolio and, therefore, did not recognize any other than temporary impairments. During the fourth quarter of 2004, we concluded that two of our CMBS investments had incurred other than temporary impairment and we incurred a charge of $5.9 million through the consolidated statements of income. Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectibility of the principal and interest, net of related expenses, on the underlying loans.

Certain of our CMBS investments are carried at values in excess of their market values. This difference can be caused by, among other things, changes in interest rates, changes in credit spreads, and/or realized/unrealized losses. At year end, 2006, 51 CMBS investments with an aggregate carrying value of $493.9 were carried at values in excess of their market values. Market value for these CMBS investments was $482.5 at year end 2006.

4.   Loans Receivable

We have classified our loans receivable into the following general categories:

•       Mortgage Loans—These are secured property loans evidenced by a first mortgage which is senior to any mezzanine financing and the owner’s equity. These loans may finance stabilized properties, may be bridge loans to finance property owners that require interim funding or may be construction loans. Our mortgage loans range in duration and typically require a balloon payment of principal at maturity. These loans may include parri passu participations in mortgage loans. We may also

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.   Loans Receivable (Continued)

originate and fund first mortgage loans in which we intend to sell the senior tranche, thereby creating what we refer to as a subordinate mortgage interest.

•       Subordinate Mortgage Interests—Sometimes known as B Notes, these are loans evidenced by a junior participation in a first mortgage, with the senior participation known as an A Note. Although a subordinate mortgage interest may be evidenced by its own promissory note, it shares a single borrower and mortgage with the A Note and is secured by the same collateral. Subordinate mortgage interests have the same obligations, collateral and borrower as the A Note lender and in most instances are contractually limited in rights and remedies in the case of a default. The subordinate mortgage interest is subordinated to the A Note by virtue of a contractual arrangement between the A Note lender and the subordinate mortgage interest lender. In some cases, there may be multiple senior and/or junior interests to our interest in a single mortgage loan.

•       Mezzanine Loans—These include both property and corporate mezzanine loans. Property mezzanine loans are secured property loans that are subordinate to a first mortgage loan, but senior to the owner’s equity. A mezzanine loan is evidenced by its own promissory note and is typically made to the owner of the property-owning entity, which is typically the first mortgage borrower. It is not secured by a mortgage on the property, but by a pledge of the borrower’s ownership interest in the property-owning entity. Subject to negotiated contractual restrictions, the mezzanine lender generally has the right, following foreclosure, to become the owner of the property, subject to the lien of the first mortgage. Corporate mezzanine loans, on the other hand, are investments in or loans to real estate related operating companies, including REITs. Such investments may take the form of secured debt, preferred stock and other hybrid instruments such as convertible debt. Corporate mezzanine loans may finance, among other things, operations, mergers and acquisitions, management buy-outs, recapitalizations, start-ups and stock buy-backs generally involving real estate and real estate related entities.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.   Loans Receivable (Continued)

Activity relating to our loans receivable for the year ended December 31, 2006 was as follows ($ values in thousands):

				Weighted Average(1)
Asset Type	Face Value(1)	Book Value(1)	Investments(1)	Coupon(2)	Yield(2)	Maturity (Years)(3)
December 31, 2005
Floating rate
Mortgage loans	$66,471	$66,471	3	6.90%	6.85%	2.8
Subordinate mortgage interests	527,497	526,435	51	7.75%	7.82%	3.7
Mezzanine loans	230,174	229,998	14	8.56%	8.59%	3.5
Total/Average	824,142	822,904	68	7.91%	7.96%	3.6
Fixed rate
Mortgage loans	—	—	—	—	—	—
Subordinate mortgage interests	49,390	48,435	4	7.78%	8.15%	16.9
Mezzanine loans	119,543	115,764	4	9.00%	9.54%	5.9
Total/Average	168,933	164,199	8	8.65%	9.13%	9.2
Total/Average—December 31, 2005	993,075	987,103	76	8.01%	8.13%	4.5
Originations(4)
Floating rate
Mortgage loans	234,438	234,438	14	7.91%	8.54%	4.0
Subordinate mortgage interests	494,794	494,382	14	8.33%	8.46%	4.1
Mezzanine loans	624,537	624,496	15	9.11%	10.02%	4.4
Total/Average	1,353,769	1,353,316	43	8.62%	9.19%	4.2
Fixed rate
Mortgage loans	—	—	—	—	—	—
Subordinate mortgage interests	—	—	—	—	—	—
Mezzanine loans	68,445	70,601	7	9.48%	9.11%	5.0
Total/Average	68,445	70,601	7	9.48%	9.11%	5.0
Total/Average	1,422,214	1,423,917	50	8.66%	9.19%	4.3
Repayments & Other(5)
Floating rate
Mortgage loans	66,490	66,490	3	N/A	N/A	N/A
Subordinate mortgage interests	359,625	359,318	37	N/A	N/A	N/A
Mezzanine loans	232,655	232,617	6	N/A	N/A	N/A
Total/Average	658,770	658,425	46	N/A	N/A	N/A
Fixed rate
Mortgage loans	—	—	—	N/A	N/A	N/A
Subordinate mortgage interests	215	83	—	N/A	N/A	N/A
Mezzanine loans	828	614	—	N/A	N/A	N/A
Total/Average	1,043	697	—	N/A	N/A	N/A
Total/Average	659,813	659,122	46	N/A	N/A	N/A
December 31, 2006
Floating rate
Mortgage loans	234,419	234,419	14	7.85%	8.47%	4.0
Subordinate mortgage interests	662,666	661,499	28	8.29%	8.37%	3.9
Mezzanine loans	622,056	621,877	23	9.57%	9.76%	4.3
Total/Average	1,519,141	1,517,795	65	8.75%	8.96%	4.1
Fixed rate
Mortgage loans	—	—	—	—	—	—
Subordinate mortgage interests	49,175	48,352	4	7.78%	7.85%	16.0
Mezzanine loans	187,160	185,751	11	9.07%	9.25%	4.9
Total/Average	236,335	234,103	15	8.80%	8.96%	7.2
Total/Average - December 31, 2006	$1,755,476	$1,751,898	80	8.75%	8.96%	4.5

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.   Loans Receivable (Continued)

(1)             Does not include one non-performing loan with a face value of $8,000 and a book value of $2,638 and $3,039 on December 31, 2006 and December 31, 2005, respectively.

(2)             Calculations based on LIBOR of 5.32% as of December 31, 2006 and LIBOR of 4.39% as of December 31, 2005.

(3)             Represents the maturity of the investment assuming all extension options are executed.

(4)             Includes additional fundings on prior period originations. The figures shown in “Investments” represents the actual number of originations during the period.

(5)             Includes full repayments, sale, partial repayments and the impact of premium and discount amortization and losses, if any. The figures shown in “Investments” represents the full repayments/sales, if any.

Property Type

	Book Value	Percentage
Office	$562,048	32%
Hotel	447,721	26%
Retail	295,435	17%
Multifamily	211,156	12%
Other	153,130	9%
Mixed Use	85,046	4%
Total	$1,754,536	100%

Geographic Location

	Book Value	Percentage
Diversified	$599,786	34%
Southwest	399,755	23%
Northeast	381,839	22%
Southeast	294,729	17%
Midwest	46,468	3%
Northwest	31,959	1%
Total	$1,754,536	100%

One first mortgage loan with an original principal balance of $8.0 million reached maturity on July 15, 2000 and has not been repaid with respect to principal and interest. In December 2002, the loan was written down to $4.0 million. Since 2002 we have received $1.4 million in cash collections, which reduced the carrying value of the loan to $2.6 million. In accordance with our policy for revenue recognition, income recognition has been suspended on this loan and for the years ended December 31, 2006, 2005 and 2004, $1.2 million, $1.1 million, and $930,000 respectively, of potential interest income has not been recorded.

In some instances, we have a further obligation to fund additional amounts under our loan arrangements, or Unfunded Commitments. At December 31, 2006, we had 11 such Unfunded Commitments for a total future funding obligation of $237.4 million.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.   Loans Receivable (Continued)

There are no loans to a single borrower or to related groups of borrowers that exceed ten percent of total assets. Approximately 20% and 14% of all performing loans are secured by properties in New York and California, respectively

In connection with the aforementioned loans, at December 31, 2006 and 2005, we have deferred origination fees, net of direct costs of $4.6 million and $101,000, respectively, which are being amortized into income over the life of the loan. At December 31, 2006, there were no exit fees receivable recorded. At December 31 2005, we had exit fees receivable of $113,000. These fees are recorded as interest income on a basis to realize a level yield over the life of the loans.

Quarterly, management reevaluates the reserve for possible credit losses based upon our current portfolio of loans. Each loan in our portfolio is evaluated using our loan risk rating system which considers loan to value, debt yield, cash flow stability, exit plan, loan sponsorship, loan structure and any other factors necessary to assess the likelihood of delinquency or default. If we believe that there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our loan, and this potential loss is multiplied by the default likelihood. At December 31, 2004, a detailed review of the entire portfolio was completed and we concluded that a reserve for possible credit losses was no longer warranted and the reserve of $6.7 million was recaptured. We concluded that a reserve for possible credit losses was not warranted for the years ended December 31, 2006 and 2005.

5.   Total Return Swaps

Total return swaps are derivative contracts in which one party agrees to make payments that replicate the total return of a defined underlying asset, typically in return for another party agreeing to bear the risk of performance of the defined underlying asset. Under our current total return swaps, we bear the risk of performance of the underlying asset and receive payments from our counterparty as compensation. In effect, these total return swaps allow us to receive the leveraged economic benefits of asset ownership without our acquiring, or our counterparty selling, the actual underlying asset. Our total return swaps reference commercial real estate loans and contain a put provision whereby our counterparty has the right to require us to buy the entire reference loan at its par value under certain reference loan performance scenarios. The put obligation imbedded in these arrangements constitutes a recourse obligation for us to perform under the terms of the contract.

Activity relating to our total return swaps for the year ended December 31, 2006 was as follows ($ values in thousands):

					Weighted Average
	Fair Market Value (Book Value)	Cash Collateral	Reference/Loan Participation	Number of Investments	Yield(1)	Maturity (Years)(3)
December 31, 2005	$4,000	$4,000	$20,000	1	18.14%	0.6
Originations(2)	4,138	4,138	40,000	2	19.55%	1.9
Repayments	6,323	6,323	20,000	1	N/A	N/A
December 31, 2006(2)	$1,815	$1,815	$40,000	2	20.55%	1.4

(1)          Calculations based on LIBOR of 5.32% as of December 31, 2006 and LIBOR of 4.39% as of December 31, 2005.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5.   Total Return Swaps (Continued)

(2)          One total return swap currently has no outstanding balance and a $3.0 million Unfunded Commitment exists.

(3)          Maturity (years) based on initial maturity date of the commitments.

The total return swaps are treated as non-hedge derivatives for accounting purposes and, as such, changes in their market value are recorded through the consolidated statement of operations. At December 31, 2006 and December 31, 2005, our total return swaps were valued at par and no such consolidated statement of income impact was recorded.

6.   Equity Investment in Unconsolidated Subsidiaries

Pursuant to a venture agreement with a joint venture partner, or the Venture Agreement, entered into in 2000 and subsequently amended in 2003, we have co-sponsored two private equity funds:  CT Mezzanine Partners II LP and CT Mezzanine Partners III, Inc., or Fund II and Fund III. We are an investor in the funds and our wholly-owned subsidiary, CTIMCO, serves as the investment manager to the funds. Both funds have concluded their respective investment periods and are liquidating in the ordinary course. In connection with entering into the Venture Agreement and the formation of the funds, we capitalized certain costs. These costs are being amortized over the expected life of each fund with respect to each of the funds. During the second quarter of 2006, management concluded that it no longer intends to co-sponsor private equity funds pursuant to the Venture Agreement. Accordingly, the costs related to the Venture Agreement were accelerated and fully amortized during the quarter ended June 30, 2006. Included in depreciation and amortization for the year ended December 31, 2006, was $1.8 million of the accelerated amortization of these costs.

In September of 2006, we made a founding investment in Bracor Investimentos Imobiliarios Ltda., or Bracor, a newly formed net lease commercial real estate company located and operating in Brazil. Our total commitment is $15.0 million and at December 31, 2006, we had funded $5.8 million. Bracor is owned 24% by us, 47% by Equity International, or EI, and 29% by third parties. Our Chairman, Sam Zell, is the Chairman of EI and has an ownership position in EI. Bracor’s operations will be conducted in local currency (Brazilian Reais) and changes in the USD/Reais exchange rate will impact the carrying value of our investment. At December 31, 2006, the currency valuation adjustment for our investment was $2,000 and was recorded as an adjustment to accumulated other comprehensive income/(loss) in shareholders’ equity. Our share of profits and losses from Bracor will be reported one quarter subsequent to the period earned by Bracor.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6.   Equity Investment in Unconsolidated Subsidiaries (Continued)

Activity relating to our equity investment in unconsolidated subsidiaries for the year ended December 31, 2006 was as follows ($ values in thousands):

	Venture Agrmt.	Fund II	Fund II GP(1)	Fund III	Bracor	Total
Equity Investment
Beginning Balance	$—	$1,278	$692	$7,754	$—	$9,724
Equity investment	—	—	—	—	5,805	5,805
Company portion of income (loss)	—	279	(119)	959	(132)	987
Currency translation adjustments	—	—	—	—	2	2
Amortization of capitalized costs	—	(93)	—	—	—	(93)
Distributions from funds	—	(829)	—	(5,784)	—	(6,613)
Ending Balance	—	635	573	2,929	5,675	9,812
Capitalized Costs
Beginning Balance	2,020	2,036	—	521	—	4,577
Capitalization of costs	—	—	—	—	41	41
Amortization of capitalized costs	(2,020)	(772)	—	(153)	—	(2,945)
Ending Balance	—	1,264	—	368	41	1,673
Total
Beginning Balance	2,020	3,314	692	8,275	—	14,301
Equity investment(2)	—	—	—	—	5,805	5,805
Company portion of fund income (loss)	—	279	(119)	959	(132)	987
Currency translation adjustments	—	—	—	—	2	2
Capitalization of costs	—	—	—	—	41	41
Amortization of capitalized costs	(2,020)	(865)	—	(153)	—	(3,038)
Distributions from funds	—	(829)	—	(5,784)	—	(6,613)
Ending Balance	$—	$1,899	$573	$3,297	$5,716	$11,485

(1)          $384,000 of the equity investment consists of capitalized costs at Fund II GP which are being amortized over the expected life of the fund.

(2)          Includes $258,000 of additional basis that represents a difference between our share of net assets at Bracor and our carrying value.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6.   Equity Investment in Unconsolidated Subsidiaries (Continued)

Activity relating to our equity investment in unconsolidated subsidiaries for the year ended December 31, 2005 was as follows ($ values in thousands):

	Venture Agrmt.	Fund II	Fund II GP(1)	Fund III	Bracor	Total
Equity Investment
Beginning Balance	$—	$3,059	$2,431	$10,311	$—	$15,801
Equity investment	—	—	—	4,660	—	4,660
Company portion of income	—	(673)	(1,253)	1,704	—	(222)
Distributions from funds	—	(1,108)	(486)	(8,921)	—	(10,515)
Ending Balance	—	1,278	692	7,754	—	9,724
Capitalized Costs
Beginning Balance	2,487	2,414	—	674	—	5,575
Amortization of capitalized costs	(467)	(378)	—	(153)	—	(998)
Ending Balance	2,020	2,036	—	521	—	4,577
Total
Beginning Balance	2,487	5,473	2,431	10,985	—	21,376
Equity investment	—	—	—	4,660	—	4,660
Company portion of fund income	—	(673)	(1,253)	1,704	—	(222)
Amortization of capitalized costs	(467)	(378)	—	(153)	—	(998)
Distributions from funds	—	(1,108)	(486)	(8,921)	—	(10,515)
Ending Balance	$2,020	$3,314	$692	$8,275	$—	$14,301

(1)          $520,000 of the equity investment consists of capitalized costs at Fund II GP which are being amortized over the expected life of the Fund.

In accordance with the limited partnership agreement of Fund II, Fund II GP may earn incentive compensation when certain returns are achieved for the limited partners of Fund II, which will be accrued if and when earned. During the years ended December 31, 2006 and 2005, we received $1.7 million and $8.0 million in incentive compensation, respectively.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7.   Debt

At December 31, 2006 and 2005 we had $2.0 billion and $1.2 billion of total debt outstanding, respectively. The balances of each category of debt and their respective all in effective cost, including the amortization of fees and expenses were as follows ($ values in thousands):

	December 31, 2006				December 31, 2005
	Face Value	Book Value	Coupon(1)	All in Cost	Face Value	Book Value	Coupon(1)	All in Cost
Repurchase Obligations	$704,444	$704,444	6.34%	6.53%	$369,751	$369,751	5.33%	5.57%
Collateralized debt obligations
CDO I (Floating)	252,778	252,778	5.94%	6.39%	252,778	252,778	5.01%	5.43%
CDO II (Floating)	298,913	298,913	5.81%	6.04%	298,913	298,913	4.88%	5.10%
CDO III (Fixed)	264,594	266,754	5.22%	5.25%	269,594	272,053	5.22%	5.25%
CDO IV(Floating)(2)	394,055	394,055	5.74%	5.81%	—	—	—	—
Total CDOs	1,210,340	1,212,500	5.69%	5.86%	821,285	823,744	5.03%	5.25%
Junior subordinated debentures	51,550	51,550	7.45%	7.53%	—	—	—	—
Total	$1,966,334	$1,968,494	5.97%	6.15%	$1,191,036	$1,193,495	5.12%	5.35%

(1)           Calculations based on LIBOR of 5.32% as of December 31, 2006 and LIBOR of 4.39% as of December 31, 2005.

(2)           Comprised of $378.8 million of floating rate notes sold and $15.3 million of fixed rate notes sold.

The annual face value maturities of our debt are as follows (in millions):

	2007	2008	2009	2010	2011	Thereafter	Total
Repurchase obligations	$293.5	$337.0	$52.6	$21.3	$—	$—	$704.4
CDOs	30.2	126.3	205.8	154.4	229.9	463.7	1,210.3
Junior subordinated debentures						51.6	51.6
Total debt	$323.7	$463.3	$258.4	$175.7	$229.9	$515.3	$1,966.3

Repurchase Obligations

At December 31, 2006, we were a party to nine master repurchase agreements with seven counterparties that provide total commitments of $1.2 billion. At December 31, 2006, we borrowed $704.4 million under these agreements and had the ability to borrow an additional $74.1 million without pledging additional collateral.

In February 2002, we entered into a master repurchase agreement with Liquid Funding, LTD., an affiliate of Bear Stearns & Co. Inc. The agreement provided for a maximum aggregate purchase price of $150.0 million had an initial term of one year, which expired in February 2003. We have extended the agreement four times, and its current maturity is March 2007. In February 2003, we increased the amount of the repurchase commitment to $200.0 million. The agreement is designed to provide us with non-recourse financing for our general securities investment activity. Under the agreement, advance rates are up to 85.0% and cash costs of funds range from LIBOR plus 0.40% to LIBOR plus 1.70%. At December 31, 2006, we had incurred borrowings under the agreement of $23.7 million.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7.   Debt (Continued)

In May 2003, we entered into a master repurchase agreement with Goldman Sachs & Co. and Commerzbank. The agreement provided for a maximum aggregate purchase price of $50.0 million and had an initial term of two years, expiring June 2005. In August 2003, we amended the agreement to increase its size to $100.0 million and extend its term to June 2006. In June of 2006, we further amended the agreement extending its term to June 2009, increasing its size to $150 million and removing Commerzbank as a party to the agreement. The agreement is designed to provide us with recourse financing for our general investment activity. Under the agreement, advance rates are up to 88.0% and cash costs of funds range between LIBOR plus 0.60% and LIBOR plus 2.00%. At December 31, 2006, we had incurred borrowings under the agreement of $52.6 million and had the ability to borrow an additional $24.6 million against the assets collateralizing the agreement.

In August 2004, we entered into an additional master repurchase agreement with Goldman Sachs & Co. The agreement provides for a maximum aggregate purchase price of $50.0 million and has a term of three years, expiring in September 2007. The agreement is designed to provide us with recourse financing for assets designated for one or more of our CDOs. Under the agreement, advance rates are up to 85.0% and cash costs of funds range between LIBOR plus 1.00% and LIBOR plus 1.75%. At December 31, 2006, we had incurred borrowings under the agreement of $48.1 million and had the ability to borrow an additional $1.9 million against the assets collateralizing the agreement.

In March 2005, we entered into a master repurchase agreement with Bank of America. The agreement provided for a maximum aggregate purchase price of $150.0 million and has a term of five years, expiring in March 2010. Pursuant to the terms of the agreement, the amount of its repurchase commitment was reduced to $75.0 million upon the closing of our second CDO in March 2005. The agreement is designed to finance on a recourse basis assets designated for our second CDO with advance rates of 85.0% and a cash cost of funds of LIBOR plus 1.00%. At December 31, 2006, we had incurred borrowings under the agreement of $21.3 million.

In July 2005, we entered into a master repurchase agreement with Morgan Stanley. The agreement provided for a maximum aggregate purchase price of $75 million and has a term of three years, expiring July 2008. In October and November 2005, we amended the agreement to increase the amount of its repurchase commitment to $125.0 million and to $150.0 million, respectively. The November amendment also provided for a further increase of the repurchase commitment to $200.0 million as of January 2006. The agreement is designed to provide us with recourse financing for our general loan and securities investment activity. Under the agreement, advance rates are up to 92.0% and cash costs of funds range from LIBOR plus 0.40% to LIBOR plus 2.00%. At December 31, 2006, we had incurred borrowings under the agreement of $170.0 million and had the ability to borrow an additional $22.9 million against the assets collateralizing the agreement.

In July 2005, we entered into an additional master repurchase agreement with Morgan Stanley. The agreement provides for a maximum aggregate purchase price of $75 million and has a term of three years, expiring in July 2008. The agreement is designed to finance on a recourse basis assets designated for one or more of our CDOs with advance rates of up to 85.0% and cash costs of funds ranging between LIBOR plus 1.00% and LIBOR plus 1.75%. At December 31, 2006, we had incurred borrowings under the agreement of $47.9 million.

In August 2005, we entered into a master repurchase agreement with Bear Stearns & Co. Inc. The agreement provided for a maximum aggregate purchase price of $75 million and has an initial term of

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7.   Debt (Continued)

three years, expiring in August 2008. In December 2005, we entered into a related master repurchase agreement with Bear Stearns, enabling us to use additional types of collateral. The related agreement increased the combined repurchase commitment under both facilities to $125.0 million  In February 2006, we amended and restated our master repurchase agreements with Bear Stearns increasing the combined commitment by $75 million to $200 million. The agreements together are designed to finance on a recourse basis our general investment activity as well as assets designated for one or more of our CDOs. Under the agreements, advance rates are up to 85.0% and cash costs of funds range from LIBOR plus 0.55% to LIBOR plus 2.00%. At December 31, 2006, we had incurred borrowings under the agreements of $119.2 million and had the ability to borrow an additional $24.7 million against the assets collateralizing the agreement.

In March 2006, we entered into a loan-specific repurchase obligation representing borrowings of $6.0 million with Lehman Brothers. The obligation is non-recourse, has a term of one year and the advance rate is 60.0% with a cash cost of LIBOR plus 2.50%

In November 2006, we entered into entered into a master repurchase agreement with JPMorgan Chase Bank, N.A. The agreement provides for a maximum aggregate purchase price of $250 million and for a rolling one-year term not to exceed three years. The agreement is designed to provide us with recourse financing for our general loan and securities investment activity. Under the agreement, advance rates are up to 92.0% and cash costs of funds range from LIBOR plus 0.30% to LIBOR plus 1.90%. At December 31, 2006, we had incurred borrowings under the agreement of $191.4 million.

We were also a party to eight asset specific repurchase obligations, outside of the agreements described above, with certain of the counterparties listed above. All of these repurchase obligations financed securities investments. The term of these agreements are generally one year or less and advance rates are up to 75.0% with cash costs ranging from LIBOR plus 0.45% to LIBOR plus 1.50%. These one-off repurchase obligations represent borrowings of $24.4 million which we could increase by $7.1 million without posting additional collateral or entering into new agreements.

At December 31, 2005, we were party to repurchase agreements with six counterparties with total repurchase commitments of $775.0 million and had total outstanding borrowings of $369.8 million. The weighted average cash borrowing cost for all outstanding borrowings under the repurchase agreements in effect at December 31, 2005 was LIBOR plus 0.94% (5.33% at December 31, 2005). Assuming no additional utilization under the repurchase agreements and including the amortization of all fees paid and capitalized over the remaining term of the repurchase agreements, the all in effective borrowing cost was LIBOR plus 1.18% (5.57% at December 31, 2005).

Collateralized Debt Obligations

At December 31, 2006, we had collateralized debt obligations, or CDOs, outstanding from four separate issuances with a total face value of $1.2 billion. Our existing CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet at $1.2 billion, representing the amortized sales price of the securities sold to third parties. In total, our two floating rate reinvesting CDOs provide us with $551.7 million of debt financing at a cash cost of LIBOR plus 0.55% (5.87% at December 31, 2006) and an all in effective interest rate (including the amortization of issuance costs) of LIBOR plus 0.88% (6.20% at December 31, 2006). Our two fixed rate static CDOs provide us with $658.6 million of financing with a cash cost of 5.53% and an all in effective interest rate of 5.58% at December 31, 2006. On a combined

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7.   Debt (Continued)

basis, our CDOs provide us with $1.2 billion of non-recourse, non-mark-to-market, index matched financing at a weighted average cash cost of 0.37% over the applicable index (5.69% at December 31, 2006) and a weighted average all in cost of 0.54% over the applicable index (5.86% at December 31, 2006).

In July 2004 we issued our first CDO, which we refer to as CDO I, issuing and selling to third party investors $252.8 million of notes  rated AAA through BBB- and retaining all of the below investment grade notes, as well as the equity in the CDO issuers. CDO I is collateralized by a $324.0 million pool of commercial real estate related assets and is a reinvesting CDO. During its four year reinvestment period, expiring in June 2008, principal proceeds from collateral repayments can be reinvested into replacement collateral subject to certain criteria. We have the option to call the entire financing at par beginning in July 2006. As a financing, CDO I has a cash cost of LIBOR plus 0.62% (5.94% at December 31, 2006) and including the amortization of fees and expenses, an all in effective rate of LIBOR plus 1.07% (6.39% at December 31, 2006).

In March 2005 we issued our second CDO, which we refer to as CDO II, issuing and selling to third party investors  $299.0 million of notes rated AAA through BBB- and retaining all of the below investment grade notes, as well as the equity in the CDO issuers. CDO II is collateralized by a pool of $337.8 million of commercial real estate related assets and is a reinvesting CDO. During its five year reinvestment period, expiring in February 2010, principal proceeds from collateral repayments can be reinvested into replacement collateral subject to certain rating agency criteria. We have the option to call the entire financing at par beginning in March 2007. As a financing, CDO II has a cash cost of LIBOR plus 0.49% (5.81% at December 31, 2006) and including the amortization of fees and expenses, an all in effective rate of LIBOR plus 0.72% (6.04% at December 31, 2006).

In August 2005, we issued our third CDO, which we call CDO III, issuing and selling to third party investors  $269.6 million of notes rated AAA through BBB for proceeds of $272.2 million. We retained all of the BBB- and below investment grade rated notes, as well as the equity in the CDO issuers. CDO III is collateralized by a pool of $341.3 million (face value) of CMBS and is a static pool CDO. As such, it provides for the amortization of the CDO notes rather than reinvestment with principal proceeds from collateral repayments. We have the option to call the entire financing subject to yield maintenance beginning in September 2011. As a financing, CDO III has a cash cost of 5.22% and including the amortization of fees and expenses, an all in effective rate of 5.25% at December 31, 2006.

In March 2006, we issued our fourth CDO, which we refer to as CDO IV, issuing and selling to third party investors $429.4 million of notes rated AAA through BBB- and retaining all of the below investment grade notes, as well as the equity in the CDO issuers. CDO IV was initially collateralized by a pool of $488.6 million (face value) of CMBS and other commercial real estate debt. The securitization is a static pool CDO, and as such it provides for the amortization of the CDO notes rather than reinvestment with principal proceeds from collateral repayments. The total collateral pool is now $404.7 million and total outstanding liabilities are $394.1 million. In terms of original balance, $16.7 million of the notes sold are fixed rate notes and $412.7 million are floating rate. The structure includes an amortizing interest rate swap which effectively converts the floating rate payments to a fixed rate payment. We have the option to call the entire financing beginning in March 2011. As a financing, CDO IV has a cash cost of 5.74% and including the amortization of fees and expenses, the all in effective cost is 5.81% at December 31, 2006.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7.   Debt (Continued)

Junior Subordinated Debentures

In February 2006, our consolidated statutory trust, CT Preferred Trust I, issued $50.0 million of trust preferred securities to a private investor and we issued to the trust $51.6 million principal amount of junior subordinated debentures. The trust preferred securities represent an undivided beneficial interest in the assets of the trust that consist solely of our junior subordinated debentures. The trust preferred securities have a 30-year term, maturing in April 2036, are redeemable at par on or after April 30, 2011 and pay distributions at a fixed rate of 7.45% for the first ten years ending April 2016, and thereafter, at a floating rate of three month LIBOR plus 2.65%, which correspond to the interest rate payable on the junior subordinated debentures. The all in cost of the junior subordinated debentures is 7.53%.

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

8.   Participations Sold

Participations sold represent interests in loans that we originated and subsequently sold to third parties. We present these sold interests as secured borrowings in conformity with GAAP on the basis that these arrangements do not qualify as sales under FAS 140. At December 31, 2006, we had four such participations sold with a total book balance of $209.4 million at a weighted average yield of LIBOR plus 3.54% (8.86% at December 31, 2006). The income earned on the loans is recorded as interest income and an identical amount is recorded as interest expense on the consolidated statements of income.

9.   Derivative Financial Instruments

To manage interest rate risk, we typically employ interest rate swaps or other arrangements, to convert a portion of our floating rate debt to fixed rate debt in order to index match our assets and liabilities. The net payments due under these swap contracts are recognized as interest expense over the life of the contracts.

During the year ended December 31, 2006, we entered into eleven new cash flow hedge agreements with a total current notional balance of $426.5 million. Additionally, during the twelve months ended December 31, 2006, we received $1.2 million from counterparties in settlement of seven interest rate swaps. Recognition of these settlements has been deferred and is being amortized over the remaining life of the previously hedged item using an approximation of the level yield basis.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9.   Derivative Financial Instruments (Continued)

The following table summarizes the notional and fair values of our derivative financial instruments as of December 31, 2006. The notional value provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk ($ values in thousands):

Hedge	Type	Notional Value	Interest Rate	Maturity	Fair Value
Swap	Cash Flow Hedge	$334,338	5.10%	2015	$(528)
Swap	Cash Flow Hedge	74,044	4.58%	2014	1,477
Swap	Cash Flow Hedge	18,979	3.95%	2011	768
Swap	Cash Flow Hedge	18,369	5.14%	2014	(168)
Swap	Cash Flow Hedge	16,894	4.83%	2014	177
Swap	Cash Flow Hedge	16,377	5.52%	2018	(617)
Swap	Cash Flow Hedge	15,259	5.05%	2016	(23)
Swap	Cash Flow Hedge	12,310	5.02%	2009	(14)
Swap	Cash Flow Hedge	8,007	4.77%	2011	47
Swap	Cash Flow Hedge	7,410	5.31%	2011	(113)
Swap	Cash Flow Hedge	7,062	5.11%	2016	(46)
Swap	Cash Flow Hedge	6,328	4.78%	2007	26
Swap	Cash Flow Hedge	5,355	3.12%	2007	53
Swap	Cash Flow Hedge	5,104	5.18%	2016	(59)
Swap	Cash Flow Hedge	4,134	4.76%	2007	18
Swap	Cash Flow Hedge	4,075	5.02%	2009	(5)
Swap	Cash Flow Hedge	3,325	5.45%	2015	(101)
Swap	Cash Flow Hedge	2,870	5.08%	2011	(15)
Total/Weighted Average		$560,240	4.97%	2014	$877

As of December 31, 2006, the derivative financial instruments were reported at their fair value of $2.6 million as interest rate hedge assets and $1.7 million as interest rate hedge liabilities. Income and expense associated with these instruments is recorded as interest expense on the company’s consolidated statements of income. The amount of hedge ineffectiveness was not material during any of the periods presented.

10.   Shareholders’ Equity

Authorized Capital

We have the authority to issue up to 200,000,000 shares of stock, consisting of (i) 100,000,000 shares of class A common stock and (ii) 100,000,000 shares of preferred stock. The board of directors is generally authorized to issue additional shares of authorized stock without shareholder approval.

Common Stock

Class A common stock are voting shares entitled to vote on all matters presented to a vote of shareholders, except as provided by law or subject to the voting rights of any outstanding preferred stock. Holders of record of shares of class A common stock on the record date fixed by our board of directors are

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.   Shareholders’ Equity (Continued)

entitled to receive such dividends as may be declared by the board of directors subject to the rights of the holders of any outstanding preferred stock.

Preferred Stock

We have 100,000,000 shares of preferred stock authorized and have not issued any shares of preferred stock since we repurchased all of the previously issued and outstanding preferred stock in 2001.

Common Stock Transactions

On May 11, 2004, we closed on the initial tranche of a direct public offering to designated controlled affiliates of W. R. Berkley Corporation, or WRBC. We issued 1,310,000 shares of our class A common stock and stock purchase warrants to purchase 365,000 shares of our class A common stock for a total purchase price of $30.7 million. On June 21, 2004, we closed on the second tranche of the direct public offering and issued an additional 325,000 shares of our class A common stock for a total purchase price of $7.6 million. The warrants, which were set to expire on December 31, 2004, were exercised on September 13, 2004 to purchase 365,000 shares of our class A common stock for a total purchase price of $8.5 million. Pursuant to a director designation right granted to WRBC in the transaction, we appointed Joshua A. Polan to our board of directors.

On July 28, 2004, we closed on a public offering of our class A common stock pursuant to which we sold 1,888,289 shares and certain selling shareholders sold 2,136,711 shares obtained upon the concurrent conversion of $44.9 million of our outstanding convertible junior subordinated debentures. All 4,025,000 shares were sold to the public at a price of $23.75 per share. After payment of underwriting discounts and commissions and expenses, we received net proceeds from the offering of $41.6 million. During the twelve months ended December 31, 2005 and 2006, we received $248,000 and $124,000, respectively from selling shareholders, representing reimbursement of certain offering expenses in regards to this transaction.

On September 29, 2004, following our issuance of a notice of redemption to be effected on September 30, 2004, $44.9 million of convertible junior subordinated debentures outstanding were converted into 2,136,711 shares of our class A common stock at a conversion price of approximately $21.00 per share.

On November 13, 2006, we issued 2,000,000 shares of class A common stock in a public offering underwritten by Bear Stearns & Co. Inc. Gross proceeds from the offering were $43.48 per share and total net proceeds were $86.6 million.

Dividends

Our dividend policy is subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon our taxable income, our financial condition, our maintenance of REIT status and other factors as our board of directors deems relevant. All dividends declared in 2005 and 2006 are ordinary income.

We did not repurchase any of our common stock during the year ended December 31, 2006.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.   Shareholders’ Equity (Continued)

Earnings per Share

The following table sets forth the calculation of Basic and Diluted EPS for the years ended December 31, 2006 and 2005 (in thousands, except share and per share data):

	Year ended December 31, 2006			Year ended December 31, 2005
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS:
Net earnings allocable to common stock	$54,067	15,754,655	$3.43	$44,111	15,181,476	$2.91
Effect of Dilutive Securities: Options outstanding for the Purchase of common stock	—	168,742		—	154,438
Diluted EPS:
Net earnings per share of common stock and assumed conversions	$54,067	15,923,397	$3.40	$44,111	15,335,914	$2.88

The following table sets forth the calculation of Basic and Diluted EPS for the year ended December 31, 2004 (in thousands, except share and per share data):

	Year ended December 31, 2004
	Net Income	Shares	Per Share Amount
Basic EPS:
Net earnings allocable to common stock	$21,976	10,141,380	$2.17
Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	135,506
Diluted EPS:
Net earnings per share of common stock and assumed conversions	$21,976	10,276,886	$2.14

11.   General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2006, 2005 and 2004 consisted of (in thousands):

	2006	2005	2004
Salaries and benefits	$11,450	$10,084	$8,299
Employee promote compensation	398	1,999	—
Employee stock based compensation	3,961	2,545	1,414
Professional services	4,362	3,512	2,233
Other	2,904	3,799	3,283
Total	$23,075	$21,939	$15,229

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12.   Income Taxes

We made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal income tax except for the operations of our taxable REIT subsidiary, CTIMCO. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income tax on our taxable income at regular corporate rates. Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income. At December 31, 2006 and 2005, we were in compliance with all REIT requirements.

The REIT has federal net operating loss carryforwards as of December 31, 2006 of approximately $3.8 million. Such net operating loss carryforwards expire through 2011. Due to an ownership change in January 1997 and another prior ownership change, a substantial portion of the net operating loss carryforwards are limited for federal income tax purposes. Any unused portion of such annual limitation can be carried forward to future periods. We also have federal capital loss carryforwards as of December 31, 2006 of approximately $35.0 million that expire through 2008. The utilization of these carryforwards would not reduce federal income taxes but would reduce required distributions to maintain REIT status.

As we are operating in a manner to meet the qualifications to be taxed as a REIT for federal income tax purposes during the 2006 tax year, we do not expect we will be liable for income taxes or for taxes on “built-in gain” on our assets at the federal and state level in future years, other than on our taxable REIT subsidiaries. The amounts for 2006 and 2005 relate only to differences related to taxable earnings of our taxable REIT subsidiaries.

Our taxable REIT subsidiaries’ provision for income taxes was comprised as follows:

	Years ended December 31,
	2006	2005
Current provision:
Federal	$(2,966)	$213
State	(139)	—
Total current provision	(3,105)	213
Deferred provision
Federal	1,747	—
State	(1,377)	—
Total deferred provision	370	—
Total provision	$(2,735)	$213

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12.   Income Taxes (Continued)

The taxable REIT subsidiaries’ effective income tax rate as a percentage of pretax income or loss differed from the U.S. federal statutory rate as follows:

	Years ended December 31,
	2006	2005
U.S. Federal statutory rate	35.0%	35.0%
State and local income taxes, net of federal tax benefit	11.1%	11.1%
Valuation allowance	(5.3)%	158.7%
Effective income tax rate	40.8%	204.8%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes.

The components of the provision (benefit) for deferred taxes were as follows:

	Years ended December 31,
	2006	2005
Fund II incentive management fee	$1,796	$2,578
Unearned compensation expense for book purposes not recognized for tax	(1,347)	(1,192)
NOL carryforwards State and City	(1,377)	—
NOL carryforwards Federal	(744)	—
Other	73	(10)
Valuation allowance	1,969	(1,376)
Total deferred provision	$370	$—

The significant components of deferred tax assets and liabilities were as follows:

	Years ended December 31,
	2006	2005
Fund II incentive management fee	$414	$2,210
Unearned compensation expense for book purposes not recognized for tax	3,049	1,703
NOL carryforwards State and City	1,377	—
NOL carryforwards Federal	744
Other	146	218
Deferred tax asset	5,730	4,131
Valuation allowance	(2,121)	(152)
Net deferred tax asset	$3,609	$3,979

The taxable REIT subsidiaries have Federal and State and City net operating loss carryforwards as of December 31, 2006 of approximately $2.1 million and $8.1 million, respectively, which expire through 2026.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13.   Employee Benefit Plans

Employee 401(k) and Profit Sharing Plan

We sponsor a 401(k) and profit sharing plan that allows eligible employees to contribute up to 15% of their salary into the plan on a pre-tax basis, subject to annual limits. We have committed to make contributions to the plan equal to 3% of all eligible employees’ compensation subject to annual limits and may make additional contributions based upon earnings. Our contribution expense for the years ended December 31, 2006, 2005 and 2004, was $118,000, $104,000 and $99,000, respectively.

Equity Incentive Plans

We had three benefit plans in effect at December 31, 2006:  (1) the second amended and restated 1997 long-term incentive stock plan, or 1997 Employee Plan, (2) the amended and restated 1997 non-employee director stock plan, or 1997 Director Plan, and (3) the amended and restated 2004 long-term incentive plan, or 2004 Employee Plan. Activity under these three plans for the year ended December 31, 2006 is summarized in the chart below in share and share equivalents:

	1997 Employee Plan	1997 Director Plan	2004 Employee Plan	Total
Options(1)
Beginning Balance	352,960	85,002	—	437,962
Granted 2006	—	—	—	—
Exercised 2006	(29,503)	(8,334)	—	(37,837)
Canceled 2006	—	—	—	—
Ending Balance	323,457	76,668	—	400,125
Restricted Stock(2)
Beginning Balance	—	—	405,790	405,790
Granted 2006	—	—	119,504	119,504
Vested 2006	—	—	(27,398)	(27,398)
Forfeited 2006	—	—	(16,929)	(16,929)
Ending Balance	—	—	480,967	480,967
Stock Units(3)
Beginning Balance	—	62,384	—	62,384
Granted 2006	—	11,464	—	11,464
Converted 2006	—	—	—	—
Ending Balance	—	73,848	—	73,848
Total Outstanding Shares	323,457	150,516	480,967	954,940

(1)          All options are fully vested as of December 31, 2006.

(2)          Comprised of both performance based awards that vest upon the attainment of certain common equity return thresholds and time based awards that vest based upon an employee’s continued employment on vesting dates.

(3)          Stock units are given to certain members of our board of directors in lieu of cash compensation for services and in lieu of dividends earned on previously granted stock units.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13.   Employee Benefit Plans (Continued)

The following table summarizes the outstanding options as of December 31, 2006:

Exercise Price per Share	Options Outstanding		Weighted Average Exercise Price per Share		Weighted Average Remaining Life
	1997 Employee Plan	1997 Director Plan	1997 Employee Plan	1997 Director Plan	1997 Employee Plan	1997 Director Plan
$10.00 - $15.00	55,939	—	$13.34	$—	3.95	—
$15.00 - $20.00	180,850	8,334	16.75	18.00	3.58	0.54
$20.00 - $25.00	—	—	—	—	—	—
$25.00 - $30.00	86,668	68,334	28.85	30.00	1.29	1.08
Total/Weighted Average	323,457	76,668	$19.40	$28.70	3.03	1.02

In addition to the equity interests detailed above, we have granted percentage interests in the incentive compensation received by us from the Funds. At December 31, 2006, we had granted, net of forfeitures, 24% and 43% of the Fund II and Fund III incentive compensation received by us, respectively.

1997 Employee Plan

Our 1997 Employee Plan permits the grant of nonqualified stock option, incentive stock option, restricted stock, stock appreciation right, performance unit, performance stock and stock unit awards. A maximum of 762,667 shares of class A common stock may be issued during the fiscal year 2007 pursuant to awards under the incentive stock plan and the director stock plan (as discussed below) in addition to the shares subject to awards outstanding under the two plans at December 31, 2006. The maximum number of shares that may be subject to awards to any employee during the term of the plan may not exceed 333,334 shares and the maximum amount payable in cash to any employee with respect to any performance period pursuant to any performance unit or performance stock award is $1.0 million.

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

Our 1997 Employee Plan also authorizes the grant of stock units at any time and from time to time on such terms as shall be determined by the board of directors or administering compensation committee. Stock units shall be payable in class A common stock upon the occurrence of certain trigger events. The terms and conditions of the trigger events may vary by stock unit award, by the participant, or both.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13.   Employee Benefit Plans (Continued)

The following table summarizes the activity under our 1997 Employee Plan for the years ended December 31, 2006, 2005 and 2004:

	Options Outstanding	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding at January 1, 2004	517,468	$12.375-$30.00	$19.09
Granted	—	—	—
Exercised	(56,079)	$12.375-$18.00	14.52
Canceled	(2,391)	$15.000-$15.90	15.48
Outstanding at December 31, 2004	458,998	$12.375-$30.00	19.67
Granted	—	—	—
Exercised	(83,815)	$12.375-$30.00	18.75
Canceled	(22,223)	$30.00	30.00
Outstanding at December 31, 2005	352,960	$12.375-$30.00	19.23
Granted	—	—	—
Exercised	(29,503)	$12.375-$18.00	17.37
Canceled	—	—	—
Outstanding at December 31, 2006	323,457	$12.375-$30.00	$19.40

At December 31, 2006, 2005 and 2004, options to purchase 323,457 shares, 352,960 shares and 428,995 shares, respectively, were exercisable. At December 31, 2006, the outstanding options have various remaining contractual lives ranging from 0.54 to 5.09 years with a weighted average life of 3.03 years.

1997 Director Plan

Our 1997 Director Plan permits the grant of nonqualified stock option, restricted stock, stock appreciation right, performance unit, performance stock and stock unit awards. A maximum of 762,667 shares of class A common stock may be issued during the fiscal year 2007 pursuant to awards under our 1997 Director Plan and our 1997 Employee Plan, in addition to the shares subject to awards outstanding under the two plans at December 31, 2006.

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13.   Employee Benefit Plans (Continued)

Restricted stock may be granted under our 1997 Director Plan with performance goals and periods of restriction as the board of directors may designate. The performance goals may be based on the attainment of certain objective and/or subjective measures. The director stock plan also authorizes the grant of stock units at any time and from time to time on such terms as shall be determined by the board of directors. Stock units shall be payable in shares of class A common stock upon the occurrence of certain trigger events. The terms and conditions of the trigger events may vary by stock unit award, by the participant, or both.

The following table summarizes the activity under our 1997 Director Plan for the years ended December 31, 2006, 2005 and 2004:

	Options Outstanding	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding at January 1, 2004	85,002	$18.00-30.00	$27.65
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding at December 31, 2004	85,002	$18.00-30.00	27.65
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding at December 31, 2005	85,002	$18.00-30.00	27.65
Granted	—	—	—
Exercised	(8,334)	$18.00	18.00
Cancelled	—	—	—
Outstanding at December 31, 2006	76,668	$18.00-30.00	$28.70

At December 31, 2006, 2005 and 2004, all of the options outstanding were exercisable. At December 31, 2006, the outstanding options have a remaining contractual life of 0.54 years to 1.08 years with a weighted average life of 1.02 years. 8,334 of the options are priced at $18.00 and the remaining 68,334 are priced at $30.00.

2004 Employee Plan

Our 2004 Employee Plan permits the grant of nonqualified stock option, incentive stock option, share appreciation right, restricted share, unrestricted share, performance unit, performance share and deferred share unit awards. A maximum of 1,000,000 shares of class A common stock may be issued under the 2004 Employee Plan. No participant may receive options or share appreciation rights that relate to more than 500,000 shares per calendar year.

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13.   Employee Benefit Plans (Continued)

Restricted stock may be granted under the 2004 Employee Plan with performance goals and periods of restriction as the board of directors may designate. The performance goals may be based on the attainment of certain objective and/or subjective measures. To date, grants have been valued at the market price on the date of grant.

As of year end 2006, unvested share based compensation consisted of 480,967 shares of restricted stock with an unamortized value of $7.5 million. Subject to vesting provisions, these costs will be recognized as compensation expense over the next few years.

The 2004 Employee Plan also authorizes the grant of share units at any time and from time to time on such terms as shall be determined by the board of directors or administering compensation committee. Share units shall be payable in shares of class A common stock upon the occurrence of certain trigger events. The terms and conditions of the trigger events may vary by share unit award, by the participant, or both.

A maximum of 571,678 shares of class A common stock may be issued during the fiscal year 2007 pursuant to awards under the 2004 Employee Plan in addition to the shares subject to awards outstanding at December 31, 2006.

14.   Fair Values of Financial Instruments

The FASB Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, or FAS 107, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based upon estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. FAS 107 excludes certain financial instruments and all non-financial instruments from our disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents: The carrying amount of cash on hand and money market funds is considered to be a reasonable estimate of fair value.

Commercial mortgage backed securities: These investments are presented on a held to maturity basis and not at fair value. The fair values were obtained from a securities dealer.

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

14.   Fair Values of Financial Instruments (Continued)

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

Junior subordinated debentures: These instruments bear interest at fixed rates. The fair value was obtained by calculating the present value based on current market interest rates.

The carrying amounts of all assets and liabilities approximate the fair value except as follows (in thousands):

	December 31, 2006			December 31, 2005
	Carrying Amount	Face Value	Fair Value	Carrying Amount	Face Value	Fair Value
Financial assets:
CMBS	$810,970	$850,619	$807,087	$487,970	$494,474	$488,352
Loans receivable	1,754,536	1,758,114	1,761,977	990,142	996,113	998,670
Financial liabilities:
CDOs	1,212,500	1,210,340	1,190,612	823,744	821,285	819,406
Junior Sub. Debentures	51,500	51,500	52,431	—	—	—

15.   Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on our outstanding debt for 2006, 2005 and 2004 was $102.0 million, $34.3 million and $19.0 million, respectively. Income taxes recovered (paid) by us in 2006, 2005 and 2004 were $583,000, ($7,000) and ($2.4 million), respectively. Non-cash investing and financing activity of $77.7 million during 2006 resulted from paydowns on the loans we classify as participations sold.

16.   Transactions with Related Parties

Effective January 1, 2003, we entered into a consulting agreement with a director with a term of two years and five months that expired on May 31, 2005. During the years ended December 31, 2005 and 2004, we incurred expenses of $50,000 and $120,000, respectively in connection with this agreement.

We pay Equity Group Investments, L.L.C. and Equity Risk Services, Inc., affiliates under common control of the chairman of the board of directors, for certain corporate services provided to us. These services include consulting on insurance matters, risk management, and investor relations. During the years ended December 31, 2006, 2005 and 2004, we incurred $45,000, $49,000 and $49,000, respectively, of expenses in connection with these services.

We pay Global Realty Outsourcing, Inc., a company in which we previously had an equity investment and upon which our chief executive officer served on its board of directors prior to the sale of the company, for consulting services relating to monitoring assets and evaluating potential investments. During the years ended December 31, 2005 and 2004, we incurred $557,000 and $568,000, respectively, of expenses

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

16.   Transactions with Related Parties (Continued)

in connection with these services. On December 30, 2005 we sold our equity investment in Global Realty Outsourcing, Inc. which resulted in a $5.0 million gain. At December 31, 2005, we were indebted to Global Realty Outsourcing, Inc. for $57,400 which is included in accounts payable and accrued expenses.

In September 2006, we made a founding investment in Bracor Investimentos Imobiliarios Ltda., or Bracor, a newly formed net lease commercial real estate company located and operating in Brazil. Our total commitment is $15.0 million and at December 31, 2006, we had funded $5.8 million. Bracor is owned 24% by us, 47% by Equity International, or EI, and 29% by third parties. Our Chairman, Sam Zell, is the Chairman of EI and has an ownership position in EI. Bracor’s operations will be conducted in local currency (Brazilian Reais) and changes in the USD/Reais exchange rate will impact the carrying value of our investment. At December 31, 2006, the currency valuation adjustment for our investment was $2,000 and was recorded as an adjustment to accumulated other comprehensive income/(loss) in shareholders’ equity. Our share of profits and losses from Bracor will be reported one quarter subsequent to the period earned by Bracor.

On November 9, 2006, we commenced our CT High Grade MezzanineSM investment management initiative and entered into three separate account agreements with affiliates of W. R. Berkley Corporation, or WRBC, for an aggregate of $250 million. Pursuant to these agreements, we invest, on a discretionary basis, capital on behalf of WRBC in low risk commercial real estate mortgages, mezzanine loans and participations therein. WRBC beneficially owns approximately 11.5% of our outstanding class A common stock as of February 28, 2007 and a member of our board of directors is an employee of WRBC. The separate accounts are entirely funded with committed capital from WRBC and are managed by a subsidiary of our wholly-owned investment management subsidiary, CT Investment Management Co. LLC, or CTIMCO.  Each separate account has a one-year investment period with extension provisions. CTIMCO will earn a management fee equal to 0.25% per annum on invested assets.

We believe that the terms of the foregoing transactions are no less favorable than could be obtained by us from unrelated parties on an arm’s length basis.

17.   Commitments and Contingencies

Leases

We lease premises and equipment under operating leases with various expiration dates. Minimum annual rental payments at December 31, 2006 are as follows (in thousands):

Years ending December 31,
2007	$975
2008	488
$1,463

Rent expense for office space and equipment amounted to $990,000, $959,000 and $903,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

17.   Commitments and Contingencies (Continued)

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

Effective December 28, 2005, we entered into an employment agreement with our chief operating officer, Stephen D. Plavin. The agreement provides for Mr. Plavin’s employment as chief operating officer through December 31, 2008 (subject to earlier termination under certain circumstances). Pursuant to the employment agreement, Mr. Plavin receives a base salary and is eligible to receive annual performance compensation awards of cash. As of the effective date of the agreement, Mr. Plavin was granted an award of 90,000 restricted shares, 50% of which vest over time in eight equal quarterly increments commencing on March 31, 2007 and 50% of which are issued as a performance compensation award and will vest on December 31, 2008 if the total shareholder return, measured from December 28, 2005 through December 28, 2008, is at least 13% per annum. As of the effective date, Mr. Plavin was also awarded performance compensation awards tied to the amount of cash we receive, if any, as incentive management fees from Fund III.  The agreement provides for severance payments under certain circumstances and contains provisions relating to non-competition during the term of employment, protection of our confidential information and intellectual property, and non-solicitation of our employees, which provisions extend for up to 18 months following termination in certain circumstances.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

17.   Commitments and Contingencies (Continued)

Effective August 4, 2006, we entered into an employment agreement, with Thomas C. Ruffing, pursuant to which Mr. Ruffing will serve as our chief credit officer and head of asset management through December 31, 2008 (subject to earlier termination under certain circumstances). Mr. Ruffing previously served as a managing director. Under the agreement, Mr. Ruffing will receive a base salary at an annual rate of $250,000, subject to possible increases by our board of directors. Pursuant to the agreement, Mr. Ruffing, will receive for each year commencing with 2006, a cash bonus in an amount determined by our board of directors, but in no event less than $250,000 per year. Pursuant to the agreement, Mr. Ruffing was granted an award of 19,510 restricted shares, 50% of which vest over time in two equal installments on December 31, 2007 and December 31, 2008 and 50% of which are issued as a performance compensation award and will vest on December 31, 2008 if the total shareholder return, measured for the term of the agreement, is at least 13% per annum. As of the effective date, Mr. Ruffing was also awarded performance compensation awards tied to the amount of cash we receive, if any, as incentive management fees from Fund III.  The agreement provides for severance payments under certain circumstances and contains provisions relating to non-competition during the term of employment, protection of our confidential information and intellectual property, and non-solicitation of our employees, which provisions extend for up to 18 months following termination in certain circumstances.

Effective September 29, 2006, we entered into an employment agreement with Geoffrey G. Jervis, pursuant to which Mr. Jervis will serve as our chief financial officer through December 31, 2009 (subject to earlier termination under certain circumstances). Under the agreement, Mr. Jervis will receive a base salary at an annual rate of $350,000, subject to possible increase by our board of directors. Pursuant to the agreement, Mr. Jervis will receive a cash bonus in the amount of $650,000 for calendar year 2006, payable no later than March 15, 2007. Pursuant to the agreement, Mr. Jervis was granted an award of 50,000 restricted shares, 50% of which vest over time in eight equal quarterly installments commencing on March 31, 2008 and 50% of which are issued as a performance compensation award and will vest on December 31, 2009 if the total shareholder return, measured for the term of the agreement, is at least 13% per annum. The agreement provides for severance payments under certain circumstances and contains provisions relating to non-competition during the term of employment, protection of our confidential information and intellectual property, and non-solicitation of our employees, which provisions extend for up to 18 months following termination in certain circumstances.

18.   Segment Reporting

We have two reportable segments. We have an internal information system that produces performance and asset data for our two segments along service lines.

The Balance Sheet Investment segment includes all of our activities related to direct loan and investment activities (including direct investments in Funds) and the financing thereof.

The Investment Management segment includes all of our activities related to investment management services provided to us and third party funds under management and includes our taxable REIT subsidiary, CT Investment Management Co., LLC and its subsidiaries.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

18.   Segment Reporting (Continued)

The following table details each segment’s contribution to our overall profitability and the identified assets attributable to each such segment for the year ended, and as of, December 31, 2006, respectively (in thousands):

	Balance Sheet Investment	Investment Management	Inter-Segment Activities	Total
Income from loans and other investments:
Interest and related income	$175,404	$—	$—	$175,404
Less: Interest and related expenses	104,607	—	—	104,607
Income from loans and other investments, net	70,797	—	—	70,797
Other revenues:
Management and advisory fees	—	10,387	(7,737)	2,650
Incentive management fees	—	1,652	—	1,652
Special servicing fees	40	65	—	105
Other interest income	1,426	43	(115)	1,354
Total other revenues	1,466	12,147	(7,852)	5,761
Other expenses:
General and administrative	12,458	18,354	(7,737)	23,075
Other interest expense	—	115	(115)	—
Depreciation and amortization	2,792	257	—	3,049
Total other expenses	15,250	18,726	(7,852)	26,124
Income/(loss) from equity investments in Funds	1,016	(118)	—	898
Income before income taxes	58,029	(6,697)	—	51,332
Income tax benefit	—	(2,735)	—	(2,735)
Net income	$58,029	$(3,962)	$—	$54,067
Total Assets	$2,649,866	$4,720	$(6,022)	$2,648,564

All revenues were generated from external sources within the United States. The Investment Management segment earned fees of $7.7 million for management of the Balance Sheet Investment segment and $115,000 for inter-segment interest for the year ended December 31, 2006, respectively, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the tables above.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

18.   Segment Reporting (Continued)

The following table details each segment’s contribution to our overall profitability and the identified assets attributable to each such segment for the year ended and as of December 31, 2005, respectively (in thousands):

	Balance Sheet Investment	Investment Management	Inter-Segment Activities	Total
Income from loans and other investments:
Interest and related income	$86,200	$—	$—	$86,200
Less: Interest and related expenses on credit facility, term redeemable securities contract and repurchase obligations	37,229	—	—	37,229
Income from loans and other investments, net	48,971	—	—	48,971
Other revenues:
Management and advisory fees	—	11,020	(5,929)	5,091
Incentive management fees	—	8,033	—	8,033
Gain on sale of investments	4,951	—	—	4,951
Other interest income	471	90	(8)	553
Total other revenues	5,422	19,143	(5,937)	18,628
Other expenses:
General and administrative	10,352	17,516	(5,929)	21,939
Other interest expense	8	—	(8)	—
Depreciation and amortization	844	270	—	1,114
Total other expenses	11,204	17,786	(5,937)	23,053
Income/(loss) from equity investments	1,031	(1,253)	—	(222)

Income before income taxes	44,220	104	—	44,324
Provision for income taxes	—	213	—	213
Net income (loss) allocable to class A common stock	$44,220	$(109)	$—	$44,111
Total Assets	$1,558,372	$10,396	$(11,126)	$1,557,642

All revenues were generated from external sources within the United States. The Investment Management segment earned fees of $5.9 million for management of the Balance Sheet Investment segment and $8,000 for inter-segment interest for the year ended December 31, 2005, respectively, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the tables above.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

19.   Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2006, 2005 and 2004 (in thousands except per share data):

	March 31	June 30	September 30	December 31
2006
Revenues	$32,919	$47,453	$47,527	$54,164
Net income	$10,949	$14,192	$13,437	$15,489
Net income per share of common stock:
Basic	$0.72	$0.93	$0.88	$0.92
Diluted	$0.71	$0.91	$0.86	$0.91
2005
Revenues	$22,203	$21,967	$24,872	$35,564
Net income	$9,150	$8,848	$9,799	$16,314
Net income per share of common stock:
Basic	$0.61	$0.59	$0.65	$1.07
Diluted	$0.60	$0.58	$0.64	$1.06
2004
Revenues	$11,504	$11,942	$15,209	$18,554
Net income	$3,052	$3,531	$5,858	$9,535
Net income per share of common stock:
Basic	$0.46	$0.48	$0.51	$0.63
Diluted	$0.46	$0.47	$0.50	$0.63

Basic and diluted earnings per share are computed independently for each of the periods. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year.

20.   Subsequent Event

On January 10, 2007, the final outstanding asset of Fund II repaid. Following the repayment, CTIMCO has begun the process of winding up the operations of Fund II and expects to complete the process in the first half of 2007.

Capital Trust, Inc. and Subsidiaries
Schedule IV—Mortgage Loans on Real Estate
As of December 31, 2006
(Dollars in thousands)

	Interest	Final	Periodic	Face	Carrying
	Description/	Payment	Maturity	Payment	Prior	Amount of	Amount of
Type of Loan/Borrower	Location	Rates	Date	Terms (1)	Liens(2)	Loans(3)	Loans
Mortgage Loans:
All other mortgage loans individually less than 3%					$118,191	$237,057	$237,057
Total mortgage loans					118,191	237,057	237,057
Mezzanine Loans:
Borrower A	Healthcare/ Various	LIBOR + 5.85%	5/9/2011	I/O	1,226,700	86,700	86,700
Borrower B	Multifamily/ Retail/ New York, NY	LIBOR + 3.50%	12/14/2012	P&I(4)	488,068	77,547	77,547
All other mezzanine loans individually less than 3%					17,856,996	644,969	643,381
Total mezzanine loans					19,571,764	809,216	807,628
Subordinate Mortgage Interests:
Borrower C	Retail/ Sunrise, FL	LIBOR + 4.30%	1/9/2010	IO	475,000	150,000	150,000
Borrower D	Multifamily/ Various	LIBOR + 2.45%	10/11/2009	IO	844,500	56,300	56,300
All other Subordinate Mortgage Interests individually less than 3%					2,861,533	505,541	503,551
Total Subordinate Mortgage Interests					4,181,033	711,841	709,851
Total loans					$23,870,988	$1,758,114	$1,754,536

Explanatory Notes:

(1)             P&I = principal and interest, IO = interest only.

(2)             Represents only third party liens.

(3)             Does not include Unfunded Commitments.

(4)             P&I to be paid only after prior lien is fully repaid.

S-1