Form 10-Q
period 2007-03-31
CAPITAL TRUST INC
filed 2007-05-01
CIK 1061630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of outstanding shares of the registrant’s class A common stock, par value $0.01 per share, as of May 1, 2007 was 17,459,850.

CAPITAL TRUST, INC.

Capital Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2007 and December 31, 2006

(in thousands)

	March 31,	December 31,
	2007	2006
	(unaudited)	(audited)

Assets

Cash and cash equivalents	$22,187	$26,142
Restricted cash	913	1,707
Commercial mortgage backed securities	839,501	810,970
Loans receivable	2,015,048	1,754,536
Total return swaps	—	1,815
Equity investment in unconsolidated subsidiaries	9,855	11,485
Deposits and other receivables	10,963	3,128
Accrued interest receivable	15,099	14,888
Interest rate hedge assets	1,982	2,565
Deferred income taxes	3,609	3,609
Prepaid and other assets	20,832	17,719
Total assets	$2,939,989	$2,648,564

Liabilities and Shareholders’ Equity

Liabilities:
Accounts payable and accrued expenses	$24,979	$38,061
Repurchase obligations	881,104	704,444
Collateralized debt obligations	1,206,458	1,212,500
Participations sold	239,312	209,425
Senior unsecured credit facility	25,000	—
Junior subordinated debentures	128,875	51,550
Interest rate hedge liabilities	2,962	1,688
Deferred origination fees and other revenue	5,141	4,624
Total liabilities	2,513,831	2,222,292

Commitments and contingencies

Shareholders’ equity:
Class A common stock, $0.01 par value, 100,000 shares authorized, 16,994 and 16,933 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively (“class A common stock”)	170	169
Restricted class A common stock, $0.01 par value 466 and 481 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively (“restricted class A common stock” and together with class A common stock, “common stock”)	5	5
Additional paid-in capital	419,268	417,641
Accumulated other comprehensive gain	10,094	12,717
Accumulated earnings (deficit)	(3,379)	(4,260)
Total shareholders’ equity	426,158	426,272

Total liabilities and shareholders’ equity	$2,939,989	$2,648,564

See accompanying notes to unaudited consolidated financial statements.

Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended March 31, 2007 and 2006

 (in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Income from loans and other investments:
Interest and related income	$57,449	$31,633
Less: Interest and related expenses	36,100	17,269
Income from loans and other investments, net	21,349	14,364

Other revenues:
Management fees	749	608
Incentive management fees	962	128
Servicing fees	67	—
Other interest income	311	231
Total other revenues	2,089	967

Other expenses:
General and administrative	6,812	5,126
Depreciation and amortization	1,328	276
Total other expenses	8,140	5,402

Income (loss) from equity investments	(703)	319
Income before income taxes	14,595	10,248
(Benefit) provision for income taxes	(254)	(701)

Net income	$14,849	$10,949

Per share information:
Net income per share of class A of common stock:
Basic	$0.85	$0.72
Diluted	$0.84	$0.71
Weighted average shares of common stock outstanding:
Basic	17,513,742	15,304,948
Diluted	17,724,495	15,519,336

Dividends declared per share of common stock	$0.80	$0.60

See accompanying notes to unaudited consolidated financial statements.

Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2007 and 2006

(in thousands)

(unaudited)

			Restricted		Accumulated
		Class A	Class A	Additional	Other
	Comprehensive	Common	Common	Paid-In	Comprehensive	Accumulated
	Income/(Loss)	Stock	Stock	Capital	Income/(Loss)	Deficit	Total

Balance at January 1, 2006		$149	$4	$326,299	$14,879	$(2,481)	$338,850
Net income	$10,949	—	—	—	—	10,949	10,949
Unrealized gain on derivative financial instruments	5,404	—	—	—	5,404	—	5,404
Amortization of unrealized gain on securities	(405)	—	—	—	(405)	—	(405)
Sale of shares of class A common stock under stock option agreements	—	—	—	28	—	—	28
Deferred gain on settlement of swap, net of amortization	—	—	—	—	1,134	—	1,134
Restricted class A common stock earned	—	—	1	864	—	—	865
Dividends declared on class A common stock	—	—	—	—	—	(9,197)	(9,197)
Balance at March 31, 2006	$15,948	$149	$5	$327,191	$21,012	$(729)	$347,628

Balance at January 1, 2007		$169	$5	$417,641	$12,717	$(4,260)	$426,272
Net income	$14,849	—	—	—	—	14,849	14,849
Unrealized loss on derivative financial instruments	(1,862)	—	—	—	(1,862)	—	(1,862)
Unrealized loss on available for sale security	(24)	—	—	—	(24)		(24)
Amortization of unrealized gain on securities	(417)	—	—	—	(417)	—	(417)
Currency translation adjustments	(228)	—	—	—	(228)	—	(228)
Sale of shares of class A common stock under stock option agreements	—	—	—	352	—	—	352
Deferred loss on settlement of swap, net of amortization	—	—	—		(92)	—	(92)
Restricted class A common stock earned	—	1	—	1,275	—	—	1,276
Dividends declared on class A common stock	—	—	—	—	—	(13,968)	(13,968)
Balance at March 31, 2007	$12,318	$170	$5	$419,268	$10,094	$(3,379)	$426,158

See accompanying notes to unaudited consolidated financial statements.

Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three months ended March 31, 2007 and 2006

 (in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$14,849	$10,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,328	276
(Income)/loss from equity investments	703	(319)
Distributions from equity investments	126	52
Restricted class A common stock earned	1,276	864
Amortization of premiums and accretion of discounts on loans and investments, net	(1,037)	(302)
Amortization of deferred gains on interest rate hedges	(73)	(52)
Changes in assets and liabilities, net:
Deposits and other receivables	502	1,685
Accrued interest receivable	(211)	(1,475)
Deferred income taxes	—	(125)
Prepaid and other assets	1,071	(591)
Deferred origination fees and other revenue	517	68
Accounts payable and accrued expenses	(2,671)	(4,040)
Net cash provided by operating activities	16,380	6,990

Cash flows from investing activities:
Purchases of commercial mortgage-backed securities	(35,729)	(335,376)
Principal collections on and proceeds from sale of commercial mortgage-backed securities	7,025	8,113
Origination and purchase of loans receivable	(367,508)	(102,385)
Principal collections on loans receivable	93,532	62,367
Equity investments	(1,251)	16
Return of capital	517	—
Purchase of total return swaps	—	(1,138)
Proceeds from total return swaps	1,815	—
Purchases of equipment and leasehold improvements	(11)	—
Decrease in restricted cash	794	(2,191)
Net cash used in investing activities	(300,816)	(370,594)

Cash flows from financing activities:
Proceeds from repurchase obligations	457,292	107,235
Repayment of repurchase obligations	(280,631)	(229,105)
Proceeds from credit facilities	25,000	—
Issuance of junior subordinated debentures	77,325	51,550
Purchase of common equity in CT Preferred Trust I & CT Preferred Trust II	(2,325)	(1,550)
Proceeds from issuance of collateralized debt obligations	—	429,398
Repayments of collateralized debt obligations	(6,042)	—
Proceeds from participations sold	35,782	—
Settlement of interest rate hedge	(18)	1,186
Payment of deferred financing costs	(1,875)	(2,691)
Sale of shares of class A common stock under stock option agreements	352	29
Dividends paid on class A common stock	(24,379)	(12,219)
Net cash provided by financing activities	280,481	343,833

Net increase (decrease) in cash and cash equivalents	(3,955)	(19,771)
Cash and cash equivalents at beginning of year	26,142	24,974
Cash and cash equivalents at end of period	$22,187	$5,203

See accompanying notes to unaudited consolidated financial statements

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.   Organization

References herein to “we,” “us” or “our” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a fully integrated, self-managed finance and investment management company that specializes in credit sensitive structured financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. From the commencement of our finance business in 1997 through March 31, 2007, we have completed over $8.5 billion of investments in the commercial real estate debt arena. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes and we are headquartered in New York City.

2.    Summary of Significant Accounting Policies

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management discussion and analysis of financial condition and results of operations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  In our opinion, all adjustments (consisting only of normal, recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2007.  Our accounting and reporting policies conform in all material respects to accounting principles generally accepted in the United States.

Principles of Consolidation

The accompanying unaudited consolidated interim financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries and our interests in variable interest entities in which we are the primary beneficiary.  All significant intercompany balances and transactions have been eliminated in consolidation. Our interests in CT Preferred Trust I and CT Preferred Trust II are accounted for using the equity method and their assets and liabilities are not consolidated into our financial statements due to our determination that CT Preferred Trust I and CT Preferred Trust II are variable interest entities in which we are not the primary beneficiary under Financial Accounting Standards Board, or FASB, Interpretation No. 46, or FIN 46. We account for our co-investment interests in the private equity fund we co-sponsored with a venture partner and continue to manage, CT Mezzanine Partners III, Inc., or Fund III, under the equity method of accounting. We also account for our investment in Bracor Investimentos Imobiliarios Ltda., or Bracor, under the equity method of accounting. As such, we report a percentage of the earnings of Fund III and Bracor equal to our ownership percentage on a single line item in the consolidated statement of operations as income from equity investments.

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

2.    Summary of Significant Accounting Policies, continued

Cash and Cash Equivalents

We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents.  At March 31, 2007 and December 31, 2006, a majority of the cash and cash equivalents consisted of overnight investments in commercial paper.  As of, and for the periods ended, March 31, 2007 and December 31, 2006, we had bank balances in excess of federally insured amounts.  We have not experienced any losses on our demand deposits, commercial paper or money market investments.

Restricted Cash

Restricted cash is comprised of $913,000 that is on deposit with the trustee for our collateralized debt obligations ,or CDOs, and is expected to be used to pay contractual interest and principal and to purchase replacement collateral for our reinvesting CDOs during their respective reinvestment periods.

Commercial Mortgage Backed Securities

We classify our commercial mortgage backed securities, or CMBS, investments pursuant to FASB Statement of Financial Accounting Standards No. 115, or FAS 115, on the date of acquisition of the investment. On August 4, 2005, we made a decision to change the accounting classification of our CMBS investments from available for sale to held to maturity. Held to maturity investments are stated at cost plus the amortization of any premiums or discounts and any premiums or discounts are amortized through the consolidated statements of income using the level yield method.  Other than in the instance of impairment, these held to maturity investments are shown in our financial statements at their adjusted values pursuant to the methodology described above.

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
(unaudited)

2.    Summary of Significant Accounting Policies, continued

Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectibility of the principal and interest, net of related expenses, on the underlying loans.

During the fourth quarter of 2004, we concluded that two of our CMBS investments had incurred other than temporary impairment and we incurred a charge of $5.9 million through the income statement.  At March 31, 2007 we believe there has not been any adverse change in cash flows since December 31, 2004, therefore we did not recognize any additional other than temporary impairment on any CMBS investments.  Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectibility of the principal and interest, net of related expenses, on the underlying loans.

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

2.    Summary of Significant Accounting Policies, continued

The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty.  Income from these arrangements would be presented on a net basis.  Furthermore, hedge instruments related to these assets and liabilities, currently deemed effective, may no longer be effective and may have to be accounted for as non-hedge derivatives.  As of March 31, 2007 we had entered into 24 such transactions, with a book value of the associated assets of $637.7 million financed with repurchase obligations of $435.6 million. Adoption of the aforementioned treatment would result in a reduction in total assets and liabilities on our consolidated balance sheet of $435.6 million and $395.8 million at March 31, 2007 and December 31, 2006, respectively.

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

In June 2006 the FASB issued Financial Interpretation No. 48, or FIN 48.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was effective January 1, 2007 for the company. The adoption of FIN 48 did not have a material impact on our financial results.

Accounting for Stock-Based Compensation

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

Comprehensive Income

We comply with the provisions of the FASB Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, or FAS 130, in reporting comprehensive income and its components in the full set of general-purpose financial statements. Total comprehensive income was $12.3 million and $15.9 million, for the periods ended March 31, 2007, and 2006, respectively.  The primary component of comprehensive income other than net income was the unrealized gain/(loss) on derivative financial instruments and CMBS.  At March 31, 2007 accumulated other comprehensive income was $10.1 million, comprised of unrealized gains on CMBS of $9.5 million,

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

2.    Summary of Significant Accounting Policies, continued

unrealized losses on cash flow swaps of $989,000, $1.8 million of deferred realized gains on the settlement of cash flow swaps, and ($226,000) of currency translation adjustments.

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

Reclassifications

Certain reclassifications have been made in the presentation of the prior periods consolidated financial statements to conform to the March 31, 2007 presentation.

Segment Reporting

We operate in two reportable segments. We have an internal information system that produces performance and asset data for the two segments along service lines.

The “Balance Sheet Investment” segment includes all of our activities related to direct loan and investment activities (including our co-investments in investment management vehicles and our investment in Bracor) and the financing thereof.

The “Investment Management” segment includes the activities related to investment management services provided by CT Investment Management Co., LLC, or CTIMCO, and its subsidiaries.  CTIMCO is a taxable REIT subsidiary and is our special servicer and the investment manager of Capital Trust, Inc., and all of our investment management vehicles.

In June 2006, the FASB issued Financial Interpretation No. 48, or FIN 48.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was effective January 1, 2007 for us. The adoption of FIN 48 did not have a material impact on our financial results.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

3.   Commercial Mortgage-Backed Securities

Activity relating to our CMBS investments for the three months ended March 31, 2007 was as follows ($ values in thousands):

					Weighted Average
Asset Type	Face Value	Book Value	Number of Securities	Number of Issues	Rating (1)	Coupon (2)	Yield (2)	Maturity (Years) (3)

December 31, 2006
Floating Rate	$86,012	$84,807	11	9	BBB-	7.42%	7.51%	2.0
Fixed Rate	764,607	726,163	66	48	BB+	6.68%	7.13%	8.5
Total/Average	850,619	810,970	77	57	BB+	6.75%	7.17%	7.8

Originations — Three Months
Floating Rate	35,732	35,729	3	2	BBB-	7.06%	7.06%	2.8
Fixed Rate	—	—	—	—	—	—	—	—
Total/Average	35,732	35,729	3	2	BBB-	7.06%	7.06%	2.8

Repayments & Other (4) — Three Months
Floating Rate	1,544	1,534	—	—	N/A	N/A	N/A	N/A
Fixed Rate	5,481	5,664	1	1	N/A	N/A	N/A	N/A
Total/Average	7,025	7,198	1	1	N/A	N/A	N/A	N/A

March 31, 2007
Floating Rate	120,200	119,002	14	11	BBB-	7.30%	7.36%	2.1
Fixed Rate	759,126	720,499	65	47	BB+	6.68%	7.13%	8.3
Total/Average	$879,326	$839,501	79	58	BB+	6.76%	7.16%	7.4

(1)             Rating is the lowest rating from Fitch Ratings, Standard & Poor’s and/or Moody’s Investors Service and the weighted average is calculated using the Fitch Ratings methodology.

(2)             Calculations based on LIBOR of 5.32% as of March 31, 2007 and LIBOR of 5.32% as of December 31, 2006.

(3)             Represents the maturity of the investment assuming all extension options are executed.

(4)             Includes full repayments, sale, partial repayments, mark-to-market adjustments, and the impact of premium and discount amortization and losses, if any.  The figures shown in “Number of Securities” and “Number of Issues” represent the full repayments/sales, if any.

We acquire rated and unrated subordinated investments in CMBS.  As detailed in Note 2, on August 4, 2005, pursuant to the provisions of FAS 115, we made a decision to change the accounting classification of our then portfolio of CMBS investments from available for sale to held to maturity.

While we typically account for our CMBS investments on a held to maturity basis, under certain circumstances we will account for CMBS on an available for sale basis.  At March 31, 2007, we had one CMBS investment that we designated and account for on an available for sale basis with a face value of $10.0 million. The security earns interest at a fixed rate of 7.87%.  As of March 31, 2007, the security was carried at its fair market value of $10.4 million. The investment matures in February 2010.

Quarterly, we reevaluate our CMBS portfolio to determine if there has been an other-than-temporary impairment based upon our assessment of future cash flow receipts.  For the three months ended March 31, 2007, we believe that there has not been any adverse change in cash flows for our CMBS portfolio and, therefore, did not recognize any other-than-temporary impairments.  Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectibility of principal and interest, net of related expenses, on the underlying loans.

Certain of our CMBS investments are carried at values in excess of their market values.  This difference can be caused by, among other things, changes in interest rates, changes in credit spreads, realized/unrealized losses and general market conditions.  At March 31, 2007, 49 CMBS investments with an aggregate carrying value of $494.9 million were carried at values in excess of their market values.  Market value for these CMBS investments was $484.3 million at March 31, 2007.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

4.              Loans Receivable

Activity relating to our loans receivable for the three months ended March 31, 2007 was as follows ($ values in thousands):

				Weighted Average
Asset Type	Face Value (1)	Book Value (1)	Number of Investments (1)	Coupon (2)	Yield (2)	Maturity (Years) (3)

December 31, 2006
Floating rate
Mortgage loans	$234,419	$234,419	14	7.85%	8.47%	4.0
Subordinate mortgage interests	662,666	661,499	28	8.29%	8.37%	3.9
Mezzanine loans	622,055	621,877	23	9.57%	9.76%	4.3
Total/Average	1,519,140	1,517,795	65	8.75%	8.96%	4.1
Fixed rate
Mortgage loans	—	—	—	—	—	—
Subordinate mortgage interests	49,175	48,352	4	7.78%	7.85%	16.0
Mezzanine loans	187,161	185,751	11	9.07%	9.25%	4.9
Total/Average	236,336	234,103	15	8.80%	8.96%	7.2
Total/Average - December 31, 2006	1,755,476	1,751,898	80	8.75%	8.96%	4.5

Originations (4)- Three Months
Floating rate
Mortgage loans	174,269	174,269	3	7.13%	7.46%	5.0
Subordinate mortgage interests	138,000	137,850	5	8.21%	8.25%	5.1
Mezzanine loans	55,389	55,389	4	7.74%	7.74%	3.9
Total/Average	367,658	367,508	12	7.67%	7.82%	4.8
Fixed rate
Mortgage loans	—	—	—	—	—	—
Subordinate mortgage interests	—	—	—	—	—	—
Mezzanine loans	—	—	—	—	—	—
Total/Average	—	—	—	—	—	—
Total/Average	367,658	367,508	12	7.67%	7.82%	4.8

Repayments & Other (5)- Three Months
Floating rate
Mortgage loans	11,517	11,518	1	N/A	N/A	N/A
Subordinate mortgage interests	41,185	40,384	2	N/A	N/A	N/A
Mezzanine loans	49,655	49,645	2	N/A	N/A	N/A
Total/Average	102,357	101,547	5	N/A	N/A	N/A
Fixed rate
Mortgage loans	—	—	—	N/A	N/A	N/A
Subordinate mortgage interests	56	24	—	N/A	N/A	N/A
Mezzanine loans	5,351	5,425	1	N/A	N/A	N/A
Total/Average	5,407	5,449	1	N/A	N/A	N/A

Total/Average	107,764	106,996	6	N/A	N/A	N/A

March 31, 2007
Floating rate
Mortgage loans	397,171	397,170	16	7.59%	8.05%	4.3
Subordinate mortgage interests	759,481	758,965	31	8.32%	8.39%	4.0
Mezzanine loans	627,789	627,621	25	9.50%	9.69%	4.1
Total/Average	1,784,441	1,783,756	72	8.57%	8.77%	4.1
Fixed rate
Mortgage loans	—	—	—	—	—	—
Subordinate mortgage interests	49,119	48,328	4	7.78%	7.85%	15.7
Mezzanine loans	181,810	180,326	10	9.08%	9.19%	4.8
Total/Average	230,929	228,654	14	8.80%	8.91%	7.1
Total/Average — March 31, 2007	$2,015,370	$2,012,410	86	8.60%	8.79%	4.4

(1)             Does not include one non-performing loan with a face value of $8,000 and a book value of $2,638 on March 31, 2007 and December 31, 2006.

(2)             Calculations based on LIBOR of 5.32% as of March 31, 2007 and LIBOR of 5.32% as of December 31, 2006.

(3)             Represents the maturity of the investment assuming all extension options are executed.

(4)             Includes additional fundings on prior period originations.  The figures shown in “Number of Investments” represent the actual number of originations during the period.

(5)             Includes full repayments, sales, partial repayments and the impact of premium and discount amortization and losses, if any.  The figures shown in “Investments” represent the full repayments/sales, if any.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

4.             Loans Receivable, continued

One first mortgage loan with an original principal balance of $8.0 million reached maturity on July 15, 2000 and has not been repaid with respect to principal and interest.  In December 2002, the loan was written down to $4.0 million. Since 2002, we have received $1.4 million in cash collections, which reduced the carrying value of the loan to $2.6 million.  In accordance with our policy for revenue recognition, income recognition has been suspended on this loan and for the periods ended March 31, 2007, and 2006, $307,000 and $291,000 respectively, of potential interest income has not been recorded.

In some instances, we have a further obligation to fund additional amounts under our loan arrangements, or Unfunded Loan Commitments.  At March 31, 2007, we had 12 such Unfunded Loan Commitments for a total future funding obligation of $307.0 million.

In connection with the aforementioned loans, at March 31, 2007, we have deferred origination fees, net of direct costs of $5.1 million which are being amortized into income over the life of the loan.

At March 31, 2007, we had $8.3 million included in deposits and other receivables which represented loans that were satisfied and repaid prior to March 31, the proceeds of which had not been remitted to us by our servicers.

Quarterly, management reevaluates the reserve for possible credit losses based upon our current portfolio of loans. Each loan in our portfolio is evaluated using our loan risk rating system which considers loan to value, debt yield, cash flow stability, exit plan, loan sponsorship, loan structure and any other factors necessary to assess the likelihood of delinquency or default.  If we believe that there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our loan, and this potential loss is multiplied by the default likelihood. At March 31, 2007, a detailed review of the entire portfolio was completed, and we concluded that a reserve for possible credit losses was not warranted.

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

Activity relating to our total return swaps for the three months ended March 31, 2007 was as follows ($ values in thousands):

					Weighted Average
	Fair Market Value (Book Value)	Cash Collateral	Reference/Loan Participation	Number of Investments	Yield(1)	Maturity (Years) (2)
December 31, 2006	$1,815	$1,815	$40,000	2	20.55%	1.4
Originations— Three Months	—	—	—	—	—	—
Repayments— Three Months	1,815	1,815	20,000	1	N/A	N/A
March 31, 2007(3)	$—	$—	$20,000	1	N/A	N/A

(1)             Calculations based on LIBOR of 5.32% as of March 31, 2007 and LIBOR of 5.32% as of December 31, 2006.

(2)             Maturity (years) based on initial maturity date of the commitments.

(3)             The total return swaps currently have no outstanding balance and a $3.0 million unfunded commitment exists.

The total return swaps are treated as non-hedge derivatives for accounting purposes and, as such, changes in their market value are recorded through the consolidated statements of income.  At March 31, 2007, our total return swaps were valued at par and no such consolidated statement of income impact was recorded.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

6.              Equity Investment in Unconsolidated Subsidiaries

Pursuant to a venture agreement with a joint venture partner, or the Venture Agreement, entered into in 2000 and subsequently amended in 2003, we have co-sponsored two private equity funds:  CT Mezzanine Partners II LP and CT Mezzanine Partners III, Inc., or Fund II and Fund III. On March 30, 2007, Fund II was liquidated and as of March 31, 2007, Fund III is the only active fund operating under the aforementioned joint venture.  We are a co-investor in  Fund III and our wholly-owned subsidiary, CTIMCO, serves as the investment manager to the fund.  The fund has concluded its investment period and is liquidating in the ordinary course.  In connection with entering into the Venture Agreement and the formation of the funds, we capitalized certain costs.  These costs are being amortized over the expected life of the fund.

In September 2006, we made a founding investment in Bracor Investimentos Imobiliarios Ltda., or Bracor, a newly formed net lease commercial real estate company located and operating in Brazil.  Our total commitment is $15.0 million and at March 31, 2007, we had funded $7.1 million of our commitment.  Bracor is owned 24% by us, 47% by Equity International Properties, Ltd., or EIP, and 29% by third parties.  Our chairman, Sam Zell, is the chairman of EIP and has an ownership position in EIP.  Bracor’s operations are conducted in Brazilian Reais and changes in the USD/Reais exchange rate will impact the carrying value of our investment.  At March 31, 2007, the currency valuation adjustment for our investment was $(226,000) that included a ($228,000) change for the quarter ended March 31, 2007 and was recorded as an adjustment to accumulated other comprehensive income/(loss) in shareholders’ equity.  Our share of profits and losses from Bracor will be reported one quarter subsequent to the period earned by Bracor.

Activity relating to our equity investment in unconsolidated subsidiaries for the three months ended March 31, 2007 was as follows ($ values in thousands):

	Fund II	Fund II GP	Fund III	Bracor(1)	Total
Equity Investment
Beginning Balance	$635	$573	$2,929	$5,675	$9,812
Equity investment	—	—	—	1,251	1,251
Company portion of fund income	(152)	(523)	126	(158)	(707)
Currency translation adjustments	—	—	—	(228)	(228)
Amortization of capitalized costs	—	—	—	—	—
Distributions from funds	(483)	—	(160)	—	(643)
Ending Balance	$—	$50	$2,895	$6,540	$9,485
Capitalized Costs
Beginning Balance	$1,264	$—	$368	$41	$1,673
Capitalized costs	—	—	—	—	—
Amortization of capitalized costs	(1,264)	—	(38)	(1)	(1,303)
Ending Balance	$—	$—	$330	$40	$370
Total
Beginning Balance	$1,899	$573	$3,297	$5,716	$11,485
Equity investment	—	—	—	1,251	1,251
Company portion of fund income	(152)	(523)	126	(158)	(707)
Currency translation adjustments	—	—	—	(228)	(228)
Capitalized costs	—	—	—	—	—
Amortization of capitalized costs	(1,264)	—	(38)	(1)	(1,303)
Distributions from funds	(483)	—	(160)	—	(643)
Ending Balance	$—	$50	$3,225	$6,580	$9,855

(1)             Includes $258,000 of additional basis that represents a difference between our share of net assets at Bracor and our carrying value.

In conjunction with the liquidation of Fund II, we received our final payment of incentive fees from the fund of $962,000, bringing total incentive fees paid to us from Fund II to $10.6 million.  In addition, during the period ended March 31, 2007, we expensed the remaining capitalized cost associated with Fund II, $1.3 million from our balance sheet and $384,000 through our equity interest in Fund II GP.  Fund II has elected to keep $50,000 of cash in order to pay for potential fees and expenses associated with Fund II’s liquidation.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

7.              Debt

At March 31, 2007 and December 31, 2006 we had $2.2 billion and $2.0 billion of total debt outstanding, respectively. The balances of each category of debt and their respective all-in effective costs, including the amortization of fees and expenses were as follows ($ values in thousands):

	March 31, 2007				December 31, 2006
	Face Value	Book Value	Coupon(1)	All-In Cost	Face Value	Book Value	Coupon(1)	All-In Cost
Repurchase Obligations	$881,104	$881,104	6.28%	6.51%	$704,444	$704,444	6.34%	6.53%
Collateralized Debt Obligations
CDO I (Floating)	252,778	252,778	5.94%	6.38%	252,778	252,778	5.94%	6.39%
CDO II (Floating)	298,913	298,913	5.81%	6.03%	298,913	298,913	5.81%	6.04%
CDO III (Fixed)	264,594	266,676	5.22%	5.34%	264,594	266,754	5.22%	5.25%
CDO IV(Floating)(2)	388,091	388,091	5.74%	5.81%	394,055	394,055	5.74%	5.81%
Total CDOs	1,204,376	1,206,458	5.68%	5.88%	1,210,340	1,212,500	5.69%	5.86%
Senior Unsecured Credit Facility	25,000	25,000	6.82%	7.02%	—	—	—	—
Junior subordinated debentures	128,875	128,875	7.20%	7.30%	51,550	51,550	7.45%	7.53%
Total	$2,239,355	$2,241,437	6.02%	6.22%	$1,966,334	$1,968,494	5.97%	6.15%

(1)             Calculations based on LIBOR of 5.32% as of March 31, 2007 and LIBOR of 5.32% as of December 31, 2006.

(2)             Comprised of $373.0 million of floating rate notes sold and $15.1 million of fixed rate notes sold.

Repurchase Obligations

At March 31, 2007, we were party to nine master repurchase agreements with seven counterparties that provide total commitments of $1.6 billion. At March 31, 2007, we borrowed $881.1 million under these agreements and had the ability to borrow $136.4 million without pledging additional collateral.

In February 2007, we amended and restated our master repurchase agreements with Bear Stearns increasing the combined commitment by $250 million to $450 million.  The agreements expire in August 2008 and are designed to finance, on a recourse basis, our general investment activity as well as assets designated for one or more of our CDOs.  Under the agreements, advance rates are up to 85.0% and cash costs of funds range from LIBOR plus 0.55% to LIBOR plus 2.00%.  At March 31, 2007, we had incurred borrowings under the agreements of $167.8 million and had the ability to borrow an additional $59.4 million against the assets collateralizing the borrowings under the agreement.

In February 2007, we amended and restated our master repurchase agreements with Morgan Stanley increasing the combined commitment by $100 million to $300 million.  The agreements expire in July 2008 and are designed to finance, on a recourse basis, our general investment activity.  Under the agreements, advance rates are up to 85.0% and cash costs of funds range from LIBOR plus 0.55% to LIBOR plus 2.00%.  At March 31, 2007, we had incurred borrowings under the agreements of $150.9 million and had the ability to borrow an additional $52.4 million against the assets collateralizing the borrowings under the agreements.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

7.   Debt, continued

Collateralized Debt Obligations

At March 31, 2007, we had CDOs outstanding from four separate issuances with a total face value of $1.2 billion.  Our existing CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet at $1.2 billion, representing the amortized sales price of the securities sold to third parties.  In total, our two floating rate reinvesting CDOs provide us with $551.7 million of debt financing at a cash cost of LIBOR plus 0.55% (5.87% at March 31, 2007) and an all in effective interest rate (including the amortization of issuance costs) of LIBOR plus 0.87% (6.19% at March 31, 2007).  Our two static CDOs provide us with $654.8 million of financing with a cash cost of 5.53% and an all in effective interest rate of 5.62% at March 31, 2007.  On a combined basis, our CDOs provide us with $1.2 billion of non-recourse, non-mark-to-market, index matched financing at a weighted average cash cost of 0.49% over the applicable index (5.68% at March 31, 2007) and a weighted average all in cost of 0.69% over the applicable index (5.88% at March 31, 2007).

Senior Unsecured Credit Facility

In March 2007, we closed a $50 million senior unsecured revolving credit facility with WestLB AG. The facility has an initial term of one year (with a one year term out provision at our option) and a maximum term of four years (including extension options). The facility bears interest at LIBOR + 1.50% and we expect to use the facility borrowings for general corporate purposes and working capital needs, including providing additional flexibility for funding loan originations. At March 31, 2007 we had borrowed $25 million under this facility.

Junior Subordinated Debentures

At March 31, 2007, we had a total of $128.9 million of junior subordinated debentures outstanding.  Junior subordinated debentures are comprised of two issuances of debentures, $77.3 million in March 2007 and $51.6 million in February 2006. On a combined basis the securities provide us with financing at a cash cost of 7.20% and an all in effective rate of 7.30%.

In March 2007, we sold $75 million of trust preferred securities through a subsidiary, CT Preferred Trust II.  The trust preferred securities have a 30 year term, maturing in April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a fixed rate of 7.03% (7.14% including the amortization of fees and expenses) for the first ten years ending April 2017, and thereafter, at a floating rate of three month LIBOR plus 2.25%.

Our interests in CT Preferred Trust I and CT Preferred Trust II are accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that CT Preferred Trust I and CT Preferred Trust II are variable interest entities under FIN 46 and that we are not the primary beneficiary of the entities.  Interest on the junior subordinated debentures is included in interest expense on our consolidated statements of income while the junior subordinated notes are presented as a separate item in our consolidated balance sheet.

8.              Participations Sold

Participations sold represent interests in loans that we originated and subsequently sold to third parties.  We present these sold interests as secured borrowings in conformity with GAAP on the basis that these arrangements do not qualify as sales under FAS 140.  At March 31, 2007, we had five such participations sold with a total book balance of $239.3 million at a weighted average yield of LIBOR plus 3.54% (8.86% at March 31, 2007).  The income earned on the loans is recorded as interest income and an identical amount is recorded as interest expense on the consolidated statements of income.

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

During the three months ended March 31, 2007, we paid $18,000 to a counterparty in settlement of one interest rate swap.  Recognition of this settlement has been deferred and is being amortized over the remaining life of the previously hedged item using an approximation of the level yield basis.

The following table summarizes the notional and fair values of our derivative financial instruments as of March 31, 2007. The notional value provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk ($ values in thousands):

Hedge	Type	Notional Value	Interest Rate	Maturity	Fair Value
Swap	Cash Flow Hedge	$326,996	5.10%	2015	($1,584)
Swap	Cash Flow Hedge	73,990	4.58%	2014	1,147
Swap	Cash Flow Hedge	18,910	3.95%	2011	645
Swap	Cash Flow Hedge	18,332	5.14%	2014	(231)
Swap	Cash Flow Hedge	16,894	4.83%	2014	117
Swap	Cash Flow Hedge	16,377	5.52%	2018	(635)
Swap	Cash Flow Hedge	15,127	5.05%	2016	(54)
Swap	Cash Flow Hedge	12,310	5.02%	2009	(51)
Swap	Cash Flow Hedge	8,007	4.77%	2011	18
Swap	Cash Flow Hedge	7,410	5.31%	2011	(143)
Swap	Cash Flow Hedge	7,062	5.10%	2016	(61)
Swap	Cash Flow Hedge	6,328	4.78%	2007	18
Swap	Cash Flow Hedge	5,327	3.12%	2007	25
Swap	Cash Flow Hedge	5,104	5.18%	2016	(70)
Swap	Cash Flow Hedge	4,134	4.76%	2007	12
Swap	Cash Flow Hedge	3,325	5.45%	2015	(107)
Swap	Cash Flow Hedge	2,870	5.08%	2011	(26)
Total/Weighted Average		$548,503	4.97%	2014	($980)

As of March 31, 2007, the derivative financial instruments were reported at their fair value of $2.0 million as interest rate hedge assets and $3.0 million as interest rate liabilities.  Income and expense associated with these instruments is recorded as interest expense on the company’s consolidated statements of income. The amount of hedge ineffectiveness was not material during any of the periods presented.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

10.       Earnings Per Share

The following table sets forth the calculation of Basic and Diluted EPS for the three months ended March 31, 2007 and 2006 (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS:
Net earnings per share of common stock	$14,849	17,513,742	$0.85	$10,949	15,304,948	$0.72

Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	210,753		—	214,388

Diluted EPS:
Net earnings per share of common stock and assumed conversions	$14,849	17,724,495	$0.84	$10,949	15,519,336	$0.71

11.       Income Taxes

We made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal income tax except for the operations of our taxable REIT subsidiary, CTIMCO. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income tax on our taxable income at regular corporate rates. Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income. At March 31, 2007, we were in compliance with all REIT requirements.

12.       Shareholders’ Equity

On February 28, 2007, we declared a dividend of approximately $14.0 million, or $0.80 per share of common stock applicable to the three-month period ended March 31, 2007, which was paid on April 13, 2007 to shareholders of record on March 31, 2007.  All dividends paid during the period presented were ordinary income.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

13.       Employee Benefit Plans

We had three benefit plans in effect at March 31, 2007:  (1) the second amended and restated 1997 long-term incentive stock plan, or 1997 employee plan, (2) the amended and restated 1997 non-employee director stock plan, or 1997 director plan, and (3) the amended and restated 2004 long-term incentive plan, or 2004 employee plan.  Activity under these three plans for the three month period ended March 31, 2007 is summarized in the chart below in share and share equivalents:

	1997 Employee Plan	1997 Director Plan	2004 Employee Plan	Total

Options(1)
Beginning Balance	323,457	76,668	—	400,125
Granted	—	—	—	—
Exercised	(22,979)	—	—	(22,979)
Canceled	—	—	—	—
Ending Balance	300,478	76,668	—	377,146

Restricted Stock(2)
Beginning Balance	—	—	480,967	480,967
Granted	—	—	23,015	23,015
Vested	—	—	(38,185)	(38,185)
Forfeited	—	—	—	—
Ending Balance	—	—	465,797	465,797

Stock Units(3)
Beginning Balance	—	73,848	—	73,848
Granted	—	4,749	—	4,749
Converted	—	—	—	—
Ending Balance	—	78,597	—	78,597

Total Outstanding Shares	300,478	155,265	465,797	921,540

(1) All options are fully vested as of March 31, 2007.

(2) Comprised of both performance based awards that vest upon the attainment of certain common equity return thresholds and time based awards that vest based upon an employee’s continued employment on vesting dates.

(3) Stock units are given to certain members of our board of directors in lieu of cash compensation for services and in lieu of dividends earned on previously granted stock units.

Compensation expense for stock awards is recognized on the accelerated attribution method under FASB Interpretation No. 28.

The following table summarizes the outstanding options as of March 31, 2007:

Exercise Price per Share	Options Outstanding		Weighted Average Exercise Price per Share		Weighted Average Remaining Life
	1997 Employee Plan	1997 Director Plan	1997 Employee Plan	1997 Director Plan	1997 Employee Plan	1997 Director Plan
$10.00 — $15.00	43,530	—	$13.40	$—	3.76	—
$15.00 — $20.00	170,280	8,334	16.68	18.00	3.50	0.29
$20.00 — $25.00	—	—	—	—	—	—
$25.00 — $30.00	86,668	68,334	28.85	30.00	1.05	.84
Total/W. Average	300,478	76,668	$19.71	$28.70	2.83	.78

In addition to the equity interests detailed above, we have granted percentage interests in the incentive compensation received by us from the funds.  At March 31, 2007, we had granted, net of forfeitures, 24% and 43% of the Fund II and Fund III incentive compensation received by us, respectively.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

14.       Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on our outstanding debt during the three months ended March 31, 2007 and 2006 was $35.2 million and $16.0 million, respectively. Income taxes recovered (paid) by us during the three months ended March 31, 2007 and 2006 were $1.3 million and ($197,000), respectively.  Non-cash investing and financing activity of $5.9 million during the three months ended March 31, 2007 resulted from paydowns on the loans we classify as participations sold.

At March 31, 2007, we had $8.3 million included in deposits and other receivables which represented loans that were satisfied and repaid prior to March 31, 2007, the proceeds of which had not been remitted to us by our servicers.  The reclassification from loans receivable to deposits and other receivables resulted in a non-cash investing activity.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

15.   Segment Reporting

We have two reportable segments.  We have an internal information system that produces performance and asset data for the two segments along service lines.

The “Balance Sheet Investment” segment includes all activities related to direct investment activities (including direct investments in Funds) and the financing thereof.

The “Investment Management” segment includes all activities related to investment management services provided to us and third party funds under management and includes our taxable REIT subsidiary, CTIMCO and its subsidiaries.

The following table details each segment’s contribution to our overall profitability and the identified assets attributable to each such segment for the three months ended, and as of, March 31, 2007, respectively (in thousands):

	Balance Sheet Investment	Investment Management	Inter-Segment Activities	Total
Income from loans and other investments:
Interest and related income	$57,449	$—	$—	$57,449
Less: Interest and related expenses	36,100	—	—	36,100
Income from loans and other investments, net	21,349	—	—	21,349

Other revenues:
Management fees	—	3,331	(2,582)	749
Incentive management fees	—	962	—	962
Servicing fees	67	—	—	67
Other interest income	397	23	(109)	311
Total other revenues	464	4,316	(2,691)	2,089

Other expenses:
General and administrative	3,941	5,453	(2,582)	6,812
Other interest expense	—	109	(109)	—
Depreciation and amortization	1,264	64	—	1,328
Total other expenses	5,205	5,626	(2,691)	8,140

Income/(loss) from equity Investments	(180)	(523)	—	(703)

Income (loss) before income taxes	16,428	(1,833)	—	14,595
(Benefit) provision for income taxes	(254)	—	—	(254)
Net (loss) income allocable to class A common stock	$16,682	$(1,833)	$—	$14,849

Total Assets	$2,953,020	$(1,471)	$(11,560)	$2,939,989

All revenues were generated from external sources within the United States.  The “Investment Management” segment earned fees of $2.6 million for management of the “Balance Sheet Investment” segment and $109,000 for inter-segment interest for the three months ended March 31, 2007, respectively, which is reflected as offsetting adjustments to other revenues and other expenses in the inter-segment activities column in the tables above.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

15.   Segment Reporting, continued

The following table details each segment’s contribution to our overall profitability and the identified assets attributable to each such segment for the three months ended, and as of, March 31, 2006, respectively (in thousands):

	Balance Sheet Investment	Investment Management	Inter-Segment Activities	Total
Income from loans and other investments:
Interest and related income	$31,633	$—	$—	$31,633
Less: Interest and related expenses	17,269	—	—	17,269
Income from loans and other investments, net	14,364	—	—	14,364

Other revenues:
Management fees	—	2,476	(1,868)	608
Incentive management fees	—	128	—	128
Other interest income	218	13	—	231
Total other revenues	218	2,617	(1,868)	967

Other expenses:
General and administrative	3,041	3,953	(1,868)	5,126
Depreciation and amortization	211	65	—	276
Total other expenses	3,252	4,018	(1,868)	5,402

Income/(loss) from equity investments	360	(41)	—	319
Income before income taxes	11,690	(1,442)	—	10,248
(Benefit) for income taxes	—	(701)	—	(701)
Net income allocable to class A common stock	$11,690	$(741)	$—	$10,949

Total Assets	$1,925,650	$6,889	$(14,221)	$1,918,318

All revenues were generated from external sources within the United States.  The “Investment Management” segment earned fees of $1.9 million for management of the “Balance Sheet Investment” segment and $0 for inter-segment interest for the three months ended March 31, 2006, respectively, which is reflected as offsetting adjustments to other revenues and other expenses in the inter-segment activities column in the tables above.

ITEM 2.                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

Our business model is designed to produce a mix of net interest margin from our balance sheet investments and fee income plus co-investment income from our investment management operations — with our primary goals being the generation of stable net income and dividend growth.  In managing our operations, we focus on originating investments, managing our portfolios and capitalizing our businesses.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. Actual results could differ from these estimates.  There have been no material changes to our Critical Accounting Policies described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2007.

Originations

We allocate investment opportunities between our balance sheet and investment management vehicles based upon our assessment of risk and return profiles, the availability and cost of capital, and applicable regulatory restrictions associated with each opportunity.  The combination of balance sheet and investment management capabilities allows us to maximize the scope of opportunities upon which we can capitalize.  The table below summarizes our gross originations and the allocation of opportunities between our balance sheet and the investment management business for the three month period ended March 31, 2007 and the year ended December 31, 2006.

Gross Originations(1)
(in thousands)	Three months ended March 31, 2007	Year ended December 31, 2006
Balance sheet	$477,393	$1,816,269
Investment management	—	302,964
Total originations	$477,393	$2,119,233

(1)             Includes total commitments both funded and unfunded.

On our balance sheet, our investments include CMBS, commercial real estate debt and related instruments, or Loans, and total return swaps which we collectively refer to as our Interest Earning Assets.  Originations of Interest Earning Assets for our balance sheet for the three months ended March 31, 2007 and the year ended December 31, 2006 are detailed in the table below:

Balance Sheet Originations
(in thousands)	Three months ended March 31, 2007			Year ended December 31, 2006
	Originations(1)	Yield(2)	LTV / Rating	Originations(1)	Yield(2)	LTV / Rating
CMBS	$35,732	7.06%	BBB-	$394,703	6.45%	BBB-
Loans	441,661	7.82	64.4%	1,417,428	9.19	72.1%
Total return swaps	—	—	—	4,138	19.55	N/A
Total / Weighted Average	$477,393	7.76%		$1,816,269	8.62%

(1)             Gross originations that include total commitments both funded and unfunded.

(2)             Floating rate originations assume LIBOR at March 31, 2007 and December 31, 2006, of 5.32% and 5.32%, respectively.

The table below shows our Interest Earning Assets at March 31, 2007 and December 31, 2006.  In any period, the ending balance of Interest Earning Assets will be impacted not only by new balance sheet originations, but also by repayments, advances, sales and losses, if any.  As the table below shows, we grew Interest Earning Assets by $287 million, or 11%, from year end 2006 to March 31, 2007.

Interest Earning Assets
(in thousands)	March 31, 2007			December 31, 2006
	Book Value	Yield(1)	LTV / Rating	Book Value	Yield(1)	LTV / Rating
CMBS	$839,501	7.16%	BB+	$810,970	7.17%	BB+
Loans(2)	2,012,410	8.79	69.1%	1,751,898	8.96	70.4%
Total return swaps	—	—	—	1,815	20.55	N/A
Total / Weighted Average	$2,851,911	8.31%		$2,564,683	8.40%

(1)             Floating rate Interest Earning Assets assume LIBOR at March 31, 2007 and December 31, 2006, of 5.32% and 5.32%, respectively.

(2)             Does not include one non-performing loan.

Some of our originations are not fully funded at closing, creating an obligation for us to make future fundings, which we refer to as Unfunded Loan Commitments.  Typically, Unfunded Loan Commitments are part of construction or transitional loans and, as the proportion of such loans has increased in our portfolio, so has the amount of our Unfunded Loan Commitments.  At March 31, 2007, our gross Unfunded Loan Commitments were $307.0 million and, net of in place financing commitments from our lenders, our net Unfunded Loan Commitments were $61.7 million.

In addition to our investments in Interest Earning Assets, we have two equity investments in unconsolidated subsidiaries. The first is an equity co-investments in a private equity fund that we manage, CT Mezzanine Partners III, Inc., or Fund III.  The second is an equity investment we made in 2006 in a Brazilian net lease commercial real estate company, Bracor Investimentos Imobiliarios Ltda., or Bracor, that we helped co-found.  The table below details the carrying value of those investments, as well as their capitalized costs.

Equity Investments
(in thousands)	March 31, 2007		December 31, 2006
Fund II	$—		$1,208
Fund III	2,895		2,929
Bracor	6,540		5,675
Capitalized costs/other	420	(1)	1,673	(2)
Total	$9,855		$11,485

(1)             Includes $330,000 and $40,000 of capitalized costs associated with Fund III and Bracor, respectively.

(2)             Includes $1.3 million, $368,000 and $41,000 associated with Fund II, Fund III and Bracor, respectively.

Asset Management

We actively manage our balance sheet portfolio and the assets held by our investment management vehicles.  While our investments are primarily in the form of debt, which generally means that we have limited influence over the operations of the collateral securing our portfolios, we are aggressive in exercising the rights afforded to us as a lender.  These rights can include collateral level budget approval, lease approvals, loan covenant enforcement, escrow/reserve management/collection, collateral release approvals and other rights that we may negotiate.  The table below details balance sheet Interest Earning Assets loss experience and the percentage of non-performing investments at March 31, 2007 and December 31, 2006.

Portfolio Performance
(in thousands)	March 31, 2007	December 31, 2006
Interest Earning Assets	$2,851,911	$2,564,683
Losses
$ Value	$0	$0
Percentage	0.0%	0.0%
Non-performing loans(1)
$ Value	$2,638	$2,638
Percentage	0.1%	0.1%

(1)             At March 31, 2007 and December 31, 2006, our non-performing loans were comprised of one defaulted first mortgage with an original principal balance of $8.0 million.

Commencing in 2005, we put in place a proprietary risk rating system to assess and track the risk of each of our loans.  There was no material change to the weighted average risk rating of the portfolio between March 31, 2007 and December 31, 2006.  Based upon the changes in conditions of these loans and the evaluations completed on the remainder of the portfolio, we concluded that a reserve for possible credit losses was not warranted for the three months ended March 31, 2007.

We actively manage our CMBS investments using a combination of quantitative tools and loan/property level analysis in order to monitor the performance of the securities and their collateral versus our original expectations.  Securities are analyzed on a monthly basis for delinquency, transfers to special servicing, and changes to the servicer’s watchlist population.  Realized loan losses are tracked on a monthly basis and compared to our original loss expectations.  On a periodic basis, individual loans of concern are also re-underwritten.  Updated collateral loss projections are then compared to our original loss expectations to determine how each investment is performing.  Based on our review of the portfolio, we concluded that no impairments were warranted in the three months ended March 31, 2007.

The ratings performance of our CMBS portfolio over the three months ended March 31, 2007 and the year ended December 31, 2006 is detailed below:

CMBS Rating Activity(1)
	Three months ended March 31, 2007	Year ended December 31, 2006
Upgrades	9	67
Downgrades	2	3

(1)             Represents activity from any of Fitch Ratings, Standard & Poor’s and/or Moody’s Investors Service.

Capitalization

Our balance sheet investment activities are capital intensive and the availability and cost of capital is a critical component of our business.  We capitalize our business with a combination of debt and equity.  Our debt sources, which we refer to as Interest Bearing Liabilities, currently include repurchase agreements, CDOs, a senior unsecured credit facility, and junior subordinated debentures (which we also refer to as trust preferred securities).  Our equity capital is currently comprised entirely of common equity.  The chart below shows our capitalization mix as of March 31, 2007 and December 31, 2006:

Capital Structure
(in thousands)	March 31, 2007	December 31, 2006
Repurchase obligations	$881,104	$704,444
Collateralized debt obligations	1,206,458	1,212,500
Senior unsecured credit facility	25,000	—
Junior subordinated debentures	128,875	51,550
Total Interest Bearing Liabilities	$2,241,437	$1,968,494

Cost of debt(1)	6.22%	6.15%

Shareholders’ Equity	$426,158	$426,272

Ratio of Interest Bearing Liabilities to Shareholders’ Equity	5.3:1	4.6:1

(1)             Floating rate liabilities assume LIBOR at March 31, 2007 and December 31, 2006, of 5.32% and 5.32%, respectively.

We use leverage to enhance our returns on equity, attempting to:  (i) maximize the differential between the yield of our Interest Earning Assets and the cost of our Interest Bearing Liabilities, and (ii) optimize the amount of leverage employed.  The use of leverage, however, adds risk to our business, magnifying our shareholders’ exposure to asset level risk by subordinating our equity interests to our debt capital providers.  The level of leverage we utilize is based upon the risk associated with our assets, as well as the structure of our liabilities.  In general, we will apply greater amounts of leverage to lower risk assets and vice versa.  In addition, structural features of our leverage, such as recourse, mark-to-market provisions and duration, factor into the amounts of leverage we are comfortable applying to our assets.  Our sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth.  A summary of selected structural features of our debt as of March 31, 2007 and December 31, 2006 is detailed in the table below:

Interest Bearing Liabilities
(in thousands)	March 31, 2007	December 31, 2006
Weighted average maturity(1)	4.1 yrs.	4.0 yrs.
% Recourse	45.1%	36.9%
% Mark-to-market	39.3%	35.8%

(1)             Based upon balances as of March 31, 2007 and December 31, 2006.

The most prominent trend in our Interest Bearing Liabilities is the increased use of CDOs to finance our portfolio.  Prior to June 2004, CDO technology had not evolved to the point of being an attractive financing alternative for us.  With innovations such as cash flow based CDOs (as opposed to market value CDOs) and reinvestment features, however, the CDO has generally become the lowest cost and most optimally structured financing tool available to us.  Our CDOs are non-recourse, non-mark-to-market, index matched financings that generally carry a lower cost of debt and allow for higher levels of leverage than our other financing sources.  We expect to continue to utilize CDOs to finance both our balance sheet and our investment management businesses going forward.  During the first quarter of 2007, we did not issue any new CDOs, however, we continued contributing assets to our previously issued reinvesting CDOs, which have reinvestment periods extending through July 2008 for CDO I and April 2010 for CDO II.  Our CDO liabilities as of March 31, 2007 and December 31, 2006 are described below:

Collateralized Debt Obligations
(in thousands)			March 31, 2007		December 31, 2006
	Issuance Date	Type	Book Value	All in Cost	Book Value	All in Cost
CDO I(1)	7/20/04	Reinvesting	$252,778	6.38%	$252,778	6.39%
CDO II(1)	3/15/05	Reinvesting	298,913	6.03	298,913	6.04
CDO III	8/04/05	Static	266,676	5.34	266,754	5.25
CDO IV(1)	3/15/06	Static	388,091	5.81	394,055	5.81
Total			$1,206,458	5.88%	$1,212,500	5.86%

(1)             Floating rate CDO liabilities assume LIBOR at March 31, 2007 and December 31, 2006, of 5.32% and 5.32%, respectively.

Repurchase obligation financings provide us with an important revolving component to our liability structure.  Our repurchase agreements provide stand alone financing for certain assets and interim, or warehouse financing for assets that we plan to contribute to our CDOs.  Our repurchase agreements have improved in terms of availability, advance rates and pricing due in part to the advent of the CDO market, as well as the continued development of the secondary market for real estate debt.  At any point in time, the amounts and the cost of our repurchase borrowings are based upon the assets being financed — higher risk assets will attract lower levels of leverage at higher costs and vice versa.  The table below summarizes our repurchase agreement liabilities as of March 31, 2007 and December 31, 2006:

Repurchase Agreements
($ in thousands)	March 31, 2007	December 31, 2006
Repurchase commitments	$1,600,000	$1,200,000
Counterparties	7	7
Outstanding repurchase borrowings	$881,104	$704,444
All in cost	L + 1.19%	L + 1.21%

In March 2007, we closed a $50 million senior unsecured revolving credit facility with WestLB AG. The facility has an initial term of one year (with a one year term out provision at our option) and a maximum term of four years (including extension options). The facility has a cash cost of LIBOR + 1.50% (7.02% on an all-in effective basis) and we expect to use the facility borrowings for general corporate purposes and working capital needs, including providing additional flexibility for funding loan originations. At March 31, 2007, we had borrowed $25 million under this facility.

The junior most component of our debt capital structure is junior subordinated debentures or trust preferred securities.  These securities represent long term, subordinated, unsecured financing and generally carry limited operational covenants.  At March 31, 2007 we had issued $128.9 million of junior subordinated debentures in two separate issuances. Junior subordinated debentures provide us with financing at a cash cost of 7.20% and an all in effective rate of 7.30%.  In March 2007, we sold $75 million of trust preferred securities through a subsidiary, CT Preferred Trust II.  These trust preferred securities have a 30 year term, maturing in April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a cash cost of 7.03% and an all-in effective rate of 7.14% for the first ten years ending April 2017, and thereafter, at a floating rate of three month LIBOR plus 2.25%.

During the first three months of 2007 we did not raise new common equity. Changes in the number of shares were due to option exercises and restricted stock, unit grants and vesting during the period.

Shareholder’s Equity
	March 31, 2007	December 31, 2006
Book value (in thousands)	$426,158	$426,272
Shares
Class A common stock	16,994,053	16,932,892
Restricted stock	465,797	480,967
Stock units	78,597	73,848
Options(1)	198,886	230,399
Total	17,737,333	17,718,106
Book value per share	$24.03	$24.06

(1)             Dilutive shares issuable upon the exercise of outstanding options assuming a March 31, 2007 stock price and the treasury stock method.

At March 31, 2007, we had 17,459,850 shares of our class A common stock outstanding including unearned restricted stock.

Interest Rate Exposure

We endeavor to manage a book of assets and liabilities that are matched with respect to interest rates, financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities.  In some cases, we finance fixed rate assets with floating rate liabilities and, in those cases, we generally use interest rate derivatives, such as swaps, to effectively convert the floating rate debt to fixed rate debt.  In such instances, the equity we have invested in fixed rate assets is not typically swapped, leaving a portion of our equity capital exposed to changes in value of the fixed rate assets due to interest rate fluctuations.   The balance of our assets earn interest at floating rates and are financed with floating rate liabilities, leaving a portion of our equity capital exposed to cash flow variability from fluctuations in rates.  Generally, these assets and liabilities earn interest at rates indexed to one month LIBOR.  The table below details our interest rate exposure as of March 31, 2007 and December 31, 2006:

Interest Rate Exposure
(in thousands)	March 31, 2007	December 31, 2006
Value Exposure to Interest Rates(1)
Fixed rate assets	$990,055	$1,000,942
Fixed rate liabilities	(408,528)	(331,434)
Interest rate swaps	(548,503)	(560,240)
Net fixed rate exposure	$33,024	$109,268
Weighted average maturity (assets)	8.2 yrs	8.2 yrs
Weighted average coupon (assets)	7.17%	7.18%

Cash Flow Exposure to Interest Rates(1)
Floating rate assets(2)	$1,904,640	$1,606,969
Floating rate debt less cash	(2,047,038)	(1,816,476)
Interest rate swaps	548,503	560,240
Net floating rate exposure	$406,105	$350,733

Net income impact from 100 bps change in LIBOR	$4,061	$3,507

(1)             All values are in terms of face or notional amounts.

(2)             Does not include one non-performing loan.

Other Balance Sheet Items

From time to time we originate loans for our balance sheet and sell a participation in these loans (senior, junior or pari passu) to third parties or to our investment management vehicles.  In accordance with GAAP, we record these sold participations as assets (as if we owned the participation we sold) and record a matching amount as a liability under the account Participations Sold.  In addition, we record interest earned on these participations sold as interest income with a matching amount recorded as interest expense.  On a net basis, these participations sold have no impact to our shareholder’s equity or our net income.  At March 31, 2007, we had $239.3 million of participations sold, which accrued interest at a rate of LIBOR plus 3.54% (or 8.86%).

Investment Management Overview

In addition to our balance sheet investment activities, we act as an investment manager for third parties.  The purpose of our investment management business is to leverage our platform, generating fee revenue from investing third party capital.  Our third party investment management mandates are designed to be complementary to our balance sheet programs and are built around opportunities that we do not pursue directly on balance sheet due to their scale/concentration, risk/return profile and/or regulatory constraints.  In some instances, we co-invest in our investment management vehicles (as described below).  At March 31, 2007, we managed two private equity funds and one separate account through our wholly-owned, taxable, investment management subsidiary, CT Investment Management Co., LLC, or CTIMCO.

Investment Management Mandates
						Incentive Management Fee(1)
	Type	Total Equity Commitments (in millions)	Co- Investment%	Base Management Fee		Company %	Employee %(2)
Fund III	Fund	$425	4.71%	1.42% (Equity)		57%	43%
CT Large Loan	Fund	$325	0%	0.75% (Assets)	(3)	N/A	N/A
CT High Grade	Sep. Acct.	$250	0%	0.25% (Assets)		N/A	N/A

(1)             Fund III earns incentive management fees of 20% of profit after a 10% preferred return on capital and a 100% return of capital, subject to a catch up.

(2)             Portions of the Fund III incentive management fees received by us have been allocated to our employees as long term performance awards.

(3)             Capped at 1.5% of equity.

Fund III is a co-sponsored vehicle with a joint venture partner.  We have a co-investment in the fund and we split incentive management fees with our partner — our partner receives 37.5% of Fund III incentive management fees.  The second fund, CT Large Loan, and our separate account, CT High Grade, both established in 2006, are exclusively sponsored by us and we do not co-invest in these vehicles.  The table below describes the status of our investment management vehicles as of March 31, 2007 and December 31, 2006.

Investment Management Snapshot
(in thousands)	March 31, 2007	December 31, 2006
Fund III
Assets	$194,278	$194,818
Equity	49,024	50,223
Incentive fee collected	—	—
Incentive fees projected(1)	7,813	7,511
Status(2)	Liquidating	Liquidating

CT Large Loan
Assets	$151,413	$157,262
Equity	78,730	91,416
Status(3)	Investing	Investing

CT High Grade
Assets	$64,929	$64,929
Equity	64,929	64,929
Status(3)	Investing	Investing

(1)             Assumes assets were sold and liabilities were settled on April 1, 2007 at the recorded book value, and the fund’s equity and income was distributed for the respective period ends.

(2)             Fund III’s investment period ended in June 2005.

(3)             CT Large Loan and CT High Grade investment periods expire in May 2007 and November 2007, respectively.

We expect to continue to grow our investment management business, sponsoring additional investment vehicles consistent with the theme of developing mandates that are complementary to our balance sheet activities.

Comparison of Results of Operations: Three Months Ended March 31, 2007 to March 31, 2006

	2007	2006	$ Change	% Change
	(in thousands, except for per share data)
Income from loans and other investments:
Interest and related income	$57,449	$31,633	$25,816	81.6%
Less: Interest and related expenses	36,100	17,269	18,831	109.0%
Income from loans and other investments, net	21,349	14,364	6,985	48.6%

Other revenues:
Management fees	749	608	141	23.2%
Incentive management fees	962	128	834	651.6%
Servicing fees	67	—	67	100.0%
Other	311	231	80	34.6%
Total other revenues	2,089	967	1,122	116.0%

Other expenses:
General and administrative	6,812	5,126	1,686	32.9%
Depreciation and amortization	1,328	276	1,052	381.2%
Total other expenses	8,140	5,402	2,738	50.7%

Income (loss) from equity investments	(703)	319	(1,022)	(320.4)%

(Benefit) provision for income taxes	(254)	(701)	(447)	(63.8)%

Net income	$14,849	$10,949	$3,900	35.6%

Net income per share — diluted	$0.84	$0.71	$0.13	18.3%

Dividends per share	$0.80	$0.60	$.20	33.3%

Average LIBOR	5.32%	4.61%	0.71%	15.4%

Income from loans and other investments

Growth in Interest Earning Assets, along with a 0.71% increase in average LIBOR, drove a $25.8 million (82%) increase in interest income between the first quarter of 2006 and the first quarter of 2007.  These same factors, combined with generally higher levels of leverage, resulted in an $18.8 million, or 109%, increase in interest expense for the same period.  On a net basis, net interest margin increased by $7.0 million, or 49%, which was the primary driver of net income growth from the first quarter of 2006 to the first quarter of 2007.

Management and advisory fees

Base management fees from the investment management business increased as management fees from both CT Large Loan and CT High Grade offset the decrease in base management fees from Fund II and Fund III.  Fund II paid its final base management fee to the us during the first quarter of 2007.

Incentive management fees

We received a final incentive management fee distribution from Fund II of $962,000 in March 2007 as the fund’s last investment repaid and the fund was liquidated.  In 2006, we received $128,000 of Fund II incentive management fees.

General and administrative expenses

General and administrative expenses include compensation and benefits for employees, operating expenses and professional fees.  Total general and administrative expenses increased 33% between the first quarter of 2006 and the first quarter of 2007, primarily as a result of higher levels of employment costs as well as increased professional fees.

Depreciation and amortization

Depreciation and amortization increased by $1.1 million between the first quarter of 2006 and the first quarter of 2007 due primarily to the write off of $1.3 million of capitalized costs related to the liquidation of Fund II in the first quarter of 2007.

Income/(loss) from equity investments

The loss from equity investments in the first quarter of 2007 resulted primarily from the amortization of $384,000 of capitalized costs passed through to us from the general partner of Fund II and a net loss of $159,000 at Bracor, representing our share of operating losses (plus de minimus currency adjustments) for the period from October 1, 2006 through December 31, 2006 (we report Bracor’s operating results on a one fiscal quarter lag).  During the first quarter of 2006, income from equity investments was primarily comprised of co-investment income from Fund II and Fund III.

Income taxes

The $254,000 tax benefit recorded for the first quarter of 2007 was a result of the reversal of a tax liability reserve at Capital Trust, Inc.  We did not pay any taxes at the REIT level in either first quarter 2006 or 2007.  However, CTIMCO, the our investment management subsidiary, is a taxable REIT subsidiary and subject to taxes on its earnings.  In the first quarter of 2007, CTIMCO recorded an operating loss before income taxes of $1.8 million, resulting in an income tax benefit which was fully reserved.  In the first quarter of 2006, CTIMCO recorded an operating loss before income taxes of $1.4 million, which resulted in an income tax benefit of $701,000, which we recorded.

Net income

Net income grew by $3.9 million or 36% from the first quarter of 2006 to the first quarter of 2007, based in large part upon increased net interest income generated by a higher level of Interest Earning Assets.  On a diluted per share basis, net income was $0.84 and $0.71 in the first quarter of 2007 and 2006, respectively, representing an increase of 18%.

Dividends

We raised our regular dividend during the first quarter of 2007 from $0.75 per share to $0.80 per share (7% increase).  Compared to a $0.60 per share dividend for the first quarter of 2006, we generated growth of 33% in recurring income from operations (the metric by which the regular quarterly cash dividend is set).

Liquidity and Capital Resources

We expect to continue to use a significant amount of our available capital resources to originate or purchase new loans and investments for our balance sheet.  We intend to continue to employ leverage on our balance sheet to enhance our return on equity. At March 31, 2007 our net liquidity was as follows:

Net Liquidity
($ in thousands)	March 31, 2007
Available cash	$22,187
Available borrowings	168,525
Net unfunded commitments	(69,722)
Net liquidity	$120,990

At March 31, 2007, we had $22.2 million in cash, $913,000 in restricted cash and $143.5 million of immediately available liquidity from our repurchase agreements ($136.4 million from master repurchase agreements and $7.1 million from asset specific repurchase agreements) and $25 million from our senior unsecured credit facility.  Our primary sources of liquidity during the next 12 months are expected to be cash on hand, cash generated from operations, principal and interest payments received on loans and investments, additional borrowings under our repurchase agreements and senior unsecured credit facility, and funds raised through CDO issuances, stock offerings, junior subordinated debenture issuances and other capital raising activities.  We believe these sources of capital will be adequate to meet both short term and long term cash requirements.

We experienced a net decrease in cash of $4.0 million for the three months ended March 31, 2007, compared to a net decrease of $19.8 million for the three months ended March 31, 2006.  Cash provided by operating activities during the three months ended March 31, 2007 was $16.4 million, compared to cash provided by operating activities of $7.0 million during the same period of 2006.  The change was primarily due to increased net interest income due to our increased investment originations.  For the three months ended March 31, 2007, cash used in investing activities was $300.8 million, compared to $370.6 million during the same period in 2006.  The change was primarily due to our receiving $32 million more in principal repayments during the three months ended March 31, 2007 compared to the three months ended March 31, 2006, as well as originating $36 million less in Interest

Earning Assets. For the three months ended March 31, 2007, cash provided by financing activities was $280.5 million, compared to $343.8 million during the same period in 2006.  The change was primarily due to our net borrowing activity on repurchase obligations and the proceeds in March 2006 from the issuance of CDO IV.

At March 31, 2007, under our repurchase agreements, we had pledged assets that enable us to borrow an additional $143.5 million and had unpledged assets of $19.5 million, which when pledged will generate approximately $12.7 million of additional liquidity. We had $718.9 million of credit available for the financing of new and existing unpledged assets pursuant to these sources of financing.  At March 31, 2007, we had outstanding borrowings under our CDOs of $1.2 billion and outstanding repurchase obligations totaling $881.1 million.  The terms of these agreements are described in Note 7 of the consolidated financial statements.  Additional liquidity will be generated when assets that are currently pledged under repurchase obligations are contributed to our CDOs.  CDOs generally have higher borrowing advance rates than corresponding repurchase obligations. At March 31, 2007, we had additional liquidity of $913,000 in our CDOs in the form of restricted cash.  Furthermore, at March 31, 2007, we had $25 million of liquidity available under our new senior unsecured credit facility with WestLB.

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

Note on Forward-Looking Statements

Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Section 21E of the Securities and Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, our current business plan, business and investment strategy and portfolio management. These forward-looking statements are identified by their use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates at March 31, 2007.  For financial assets and debt obligations, the table presents cash flows (in certain cases, face adjusted for expected losses) to the expected maturity and weighted average interest rates based upon the current carrying values of the remaining assets and liabilities.  For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates.  Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.  Weighted average variable rates are based on rates in effect as of the reporting date.

	Expected Maturity Dates
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(dollars in thousands)
Assets:
CMBS
Fixed Rate	$10,441	$48,890	$7,784	$17,639	$75,233	$578,526	$738,513	$717,273
Average interest rate	6.68%	6.68%	6.69%	6.68%	6.64%	6.45%	6.49%
Variable Rate	$31,884	$26,537	$28,463	$31,732	—	$1,584	$120,200	$119,052
Average interest rate	7.23%	7.23%	7.23%	7.32%	—	7.80%	7.26%

Loans receivable
Fixed Rate	$15,658	$61,433	$17,967	$1,997	$24,864	$109,009	230,928	$235,863
Average interest rate	8.71%	8.29%	7.86%	7.79%	7.73%	7.36%	7.78%
Variable Rate	$249,202	$956,355	$314,003	$45,381	$40,214	$181,923	1,787,078	$1,786,613
Average interest rate	8.54%	8.37%	9.26%	9.51%	9.18%	8.11%	8.57%

Total return swaps
Variable Rate	—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—	—

Interest rate swaps
Notional amounts	$28,830	$41,825	$49,553	$14,280	$56,653	$357,362	$548,503	$(980)
Average fixed pay rate	4.58%	5.08%	4.77%	5.04%	4.74%	5.04%	4.97%
Average variable receive rate	5.32%	5.32%	5.32%	5.32%	5.32%	5.32%	5.32%

Liabilities:
Repurchase obligations
Variable Rate	$378,568	$372,526	$108,761	$21,249	—	—	$881,104	$881,104
Average interest rate	6.10%	6.37%	6.55%	6.32%	—	—	6.28%

CDOs
Fixed Rate	$5,807	$5,030	$4,396	$2,603	$38,609	$223,208	$279,653	$276,361
Average interest rate	5.33%	5.65%	5.69%	5.28%	5.10%	5.33%	5.31%
Variable Rate	$20,062	$121,226	$201,423	$151,803	$191,314	$238,895	$924,723	$924,723
Average interest rate	5.69%	5.66%	5.94%	5.72%	5.91%	5.78%	5.81%

Senior unsecured credit facility
Variable Rate	—	—	$25,000	—	—	—	$25,000	$25,000
Average interest rate	—	—	6.82%	—	—	—	6.82%

Junior Subordinated Debentures
Fixed Rate	—	—	—	—	—	$128,875	$128,875	$130,338
Average interest rate	—	—	—	—	—	7.20%	7.20%

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no significant changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:	Legal Proceedings
None

ITEM 1A:	Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A of our annual report on
Form 10-K for the year ended December 31, 2006, filed on February 28, 2007 with the Securities and Exchange Commission.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds
None

ITEM 3:	Defaults Upon Senior Securities
None

ITEM 4:	Submission of Matters to a Vote of Security Holders
None

ITEM 5:	Other Information
None

ITEM 6:                             Exhibits

	3.1	Certificate of Notice, dated February 27, 2007 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-14788) filed on February 27, 2007 and incorporated herein by reference).

	3.2

Second Amended and Restated Bylaws, dated February 27, 2007 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 1-14788) filed on February 27, 2007 and incorporated herein by reference).

•	10.1	Junior Subordinated Indenture, dated as of March 29, 2007, by and between Capital Trust, Inc. and The Bank of New York Trust Company, National Association.

•	10.2

Amended and Restated Trust Agreement, dated as of March 29, 2007, by and among Capital Trust, Inc., The Bank of New York Trust Company, National Association, The Bank of New York (Delaware) and the Administrative Trustees named therein.

•	10.3	Credit Agreement, dated as of March 22, 2007, by and among Capital Trust, Inc., the lenders identified therein and WestLB AG, New York Branch.

+	10.4	Summary of Non-Employee Director Compensation (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K (File No. 1-14788) filed on February 28, 2007 and incorporated herein by reference).

• *	10.5	Amendment No. 5 to Master Repurchase Agreement, dated as of February 14, 2007, by and among Capital Trust, Inc., CT RE CDO 2004-1 SUB, LLC, CT RE CDO 2005-1 SUB, LLC and Morgan Stanley Bank.

•	10.6.a	Amendment No. 1, dated as of February 7, 2007, to the Amended and Restated Master Repurchase Agreement, by and among Capital Trust, Inc., CT BSI Funding Corp. and Bear, Stearns International Limited.

• *	10.6.b	Letter Agreement, dated as of February 7, 2007, by and among Capital Trust, Inc., CT BSI Funding Corp. and Bear, Stearns International Limited.

•	10.7.a	Amendment No. 1, dated as of February 7, 2007, to the Amended and Restated Master Repurchase Agreement, by and among Capital Trust, Inc., CT BSI Funding Corp. and Bear, Stearns Funding, Inc.

• *	10.7.b	Letter Agreement, dated as of February 7, 2007, by and among Capital Trust, Inc., CT BSI Funding Corp. and Bear, Stearns Funding, Inc.

•11.1

Statements regarding Computation of Earnings per Share (Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 10 to the consolidated financial statements contained in this report).

•31.1		Certification of John R. Klopp, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•31.2		Certification of Geoffrey G. Jervis, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•32.1		Certification of John R. Klopp, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•32.2		Certification of Geoffrey G. Jervis, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•99.1		Risk Factors

•                                  Filed herewith

+                                 Represents a management contract or compensatory plan or arrangement

*                                 Portions of these exhibits have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL TRUST, INC.

May 1, 2007	/s/ John R. Klopp
Date	John R. Klopp
Chief Executive Officer

May 1, 2007	/s/ Geoffrey G. Jervis
Date	Geoffrey G. Jervis
Chief Financial Officer