Form 10-Q
period 2007-06-30
CAPITAL TRUST INC
filed 2007-08-01
CIK 1061630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of outstanding shares of the registrant’s class A common stock, par value $0.01 per share, as of July 31, 2007 was 17,509,459.

CAPITAL TRUST, INC.

Capital Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2007 and December 31, 2006

(in thousands)

	June 30,	December 31,
	2007	2006
	(unaudited)	(audited)

Assets

Cash and cash equivalents	$24,479	$26,142
Restricted cash	3,787	1,707
Commercial mortgage backed securities	891,367	810,970
Loans receivable	2,197,529	1,754,536
Total return swaps	—	1,815
Equity investment in unconsolidated subsidiaries	12,109	11,485
Deposits and other receivables	6,565	3,128
Accrued interest receivable	15,550	14,888
Interest rate hedge assets	10,570	2,565
Deferred income taxes	3,609	3,609
Prepaid and other assets	23,151	17,719
Total assets	$3,188,716	$2,648,564

Liabilities and Shareholders’ Equity

Liabilities:
Accounts payable and accrued expenses	$30,364	$38,061
Repurchase obligations	964,807	704,444
Collateralized debt obligations	1,199,748	1,212,500
Participations sold	334,244	209,425
Senior unsecured credit facility	75,000	—
Junior subordinated debentures	128,875	51,550
Interest rate hedge liabilities	39	1,688
Deferred origination fees and other revenue	3,550	4,624
Total liabilities	2,736,627	2,222,292

Commitments and contingencies

Shareholders’ equity:
Class A common stock, $0.01 par value, 100,000 shares authorized, 17,065 and 16,933 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively (“class A common stock”)	171	169
Restricted class A common stock, $0.01 par value 445 and 481 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively (“restricted class A common stock” and together with class A common stock, “common stock”)	5	5
Additional paid-in capital	421,764	417,641
Accumulated other comprehensive gain	22,154	12,717
Accumulated earnings/(deficit)	7,995	(4,260)
Total shareholders’ equity	452,089	426,272

Total liabilities and shareholders’ equity	$3,188,716	$2,648,564

See accompanying notes to unaudited consolidated financial statements.

Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Income

Three and Six Months Ended June 30, 2007 and 2006

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income from loans and other investments:
Interest and related income	$68,797	$46,219	$126,247	$77,851
Less: Interest and related expenses	40,192	26,267	76,293	43,536
Income from loans and other investments, net	28,605	19,952	49,954	34,315

Other revenues:
Management fees	582	627	1,331	1,235
Incentive management fees	—	84	962	212
Servicing fees	45	—	112	—
Other interest income	272	120	582	351
Total other revenues	899	831	2,987	1,798

Other expenses:
General and administrative	7,832	5,701	14,644	10,826
Depreciation and amortization	60	2,063	1,388	2,340
Total other expenses	7,892	7,764	16,032	13,166

Recovery of provision for losses	4,000	—	4,000	—
Income/(loss) from equity investments	(230)	403	(933)	722
Income before income taxes	25,382	13,422	39,976	23,669
(Benefit)/provision for income taxes	—	(770)	(254)	(1,471)

Net income	$25,382	$14,192	$40,230	$25,140

Per share information:
Net earnings per share of common stock:
Basic	$1.45	$0.92	$2.29	$1.63
Diluted	$1.43	$0.91	$2.27	$1.62
Weighted average shares of common stock outstanding:
Basic	17,558,493	15,396,496	17,536,245	15,388,326
Diluted	17,728,180	15,536,948	17,715,810	15,525,586

Dividends declared per share of common stock	$0.80	$0.70	$1.60	$1.30

See accompanying notes to unaudited consolidated financial statements.

Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2007 and 2006

(in thousands)

(unaudited)

			Restricted		Accumulated
		Class A	Class A	Additional	Other
	Comprehensive	Common	Common	Paid-In	Comprehensive	Accumulated
	Income/(Loss)	Stock	Stock	Capital	Income/(Loss)	Deficit	Total

Balance at January 1, 2006		$149	$4	$326,299	$14,879	$(2,481)	$338,850
Net income	$25,140	—	—	—	—	25,140	25,140
Unrealized gain on derivative financial instruments	13,206	—	—	—	13,206	—	13,206
Amortization of unrealized gain on securities	(814)	—	—	—	(814)	—	(814)
Sale of shares of class A common stock under stock option agreements	—	—	—	219	—	—	219
Deferred gain on settlement of swap, net of amortization	—	—	—	—	1,100	—	1,100
Restricted class A common stock earned	—	—	—	1,831	—	—	1,831
Dividends declared on class A common stock	—	—	—	—	—	(19,918)	(19,918)
Balance at June 30, 2006	$37,532	$149	$4	$328,349	$28,371	$2,741	$359,614

Balance at January 1, 2007		$169	$5	$417,641	$12,717	$(4,260)	$426,272
Net income	$40,230	—	—	—	—	40,230	40,230
Unrealized gain on derivative financial instruments	9,644	—	—	—	9,644	—	9,644
Unrealized gain on available for sale security	110	—	—	—	110	—	110
Amortization of unrealized gain on securities	(837)	—	—	—	(837)	—	(837)
Currency translation adjustments	810	—	—	—	810	—	810
Issuance of stock relating to asset purchase	—	—	—	707	—	—	707
Sale of shares of class A common stock under stock option agreements	—	—	—	952	—	—	952
Deferred gain/(loss) on settlement of swap, net of amortization	—	—	—	—	(290)	—	(290)
Restricted class A common stock earned	—	2	—	2,464	—	—	2,466
Dividends declared on class A common stock	—	—	—	—	—	(27,975)	(27,975)
Balance at June 30, 2007	$49,957	$171	$5	$421,764	$22,154	$7,995	$452,089

See accompanying notes to unaudited consolidated financial statements.

Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six months ended June 30, 2007 and 2006

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$40,230	$25,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,388	2,340
(Income)/loss from equity investments	933	(722)
Distributions from equity investments	320	633
Restricted class A common stock earned	2,464	1,831
Amortization of premiums and accretion of discounts on loans, CMBS, and debt, net	(1,022)	(635)
Amortization of deferred gains on interest rate hedges	(137)	(86)
Stock based compensation	—	(45)
Changes in assets and liabilities, net:
Deposits and other receivables	1,616	5,236
Accrued interest receivable	(662)	(2,462)
Deferred income taxes	—	(692)
Prepaid and other assets	1,930	960
Deferred origination fees and other revenue	(1,074)	2,104
Accounts payable and accrued expenses	2,676	(2,073)
Net cash provided by operating activities	48,662	31,529

Cash flows from investing activities:
Purchases of commercial mortgage-backed securities	(110,550)	(359,280)
Principal collections on and proceeds from sale of commercial mortgage-backed securities	29,968	11,344
Origination and purchase of loans receivable	(1,005,084)	(453,559)
Principal collections on loans receivable	442,442	181,992
Equity investments in unconsolidated subsidiaries	(3,919)	—
Return of capital from investments in unconsolidated subsidiaries	1,616	2,295
Purchase of total return swaps	—	(4,138)
Proceeds from total return swaps	1,815	4,000
Purchases of equipment and leasehold improvements	(307)	—
Payments for business purchased	(2,560)	—
Payment of capitalized costs	(115)	—
Decrease/(increase) in restricted cash	(2,080)	(2,080)
Net cash used in investing activities	(648,774)	(619,426)

Cash flows from financing activities:
Proceeds from repurchase obligations	1,163,636	534,529
Repayment of repurchase obligations	(903,272)	(570,403)
Proceeds from credit facilities	100,000	—
Repayment of credit facilities	(25,000)	—
Issuance of junior subordinated debentures	77,325	51,550
Purchase of common equity in CT Preferred Trust I & CT Preferred Trust II	(2,325)	(1,550)
Proceeds from issuance of collateralized debt obligations	—	429,398
Repayments of collateralized debt obligations	(12,598)	(2,632)
Proceeds from participations sold	239,742	155,950
Settlement of interest rate hedges	(153)	1,186
Payment of deferred financing costs	(2,218)	(3,799)
Sale of shares of class A common stock under stock option agreements	952	219
Reimbursement of offering expenses	—	123
Stock issuance for business purchased	707	—
Dividends paid on class A common stock	(38,347)	(21,415)
Net cash provided by financing activities	598,449	573,156

Net decrease in cash and cash equivalents	(1,663)	(14,741)
Cash and cash equivalents at beginning of year	26,142	24,974
Cash and cash equivalents at end of period	$24,479	$10,233

See accompanying notes to unaudited consolidated financial statements

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.     Organization

References herein to “we,” “us” or “our” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a fully integrated, self-managed finance and investment management company that specializes in credit sensitive structured financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. From the commencement of our finance business in 1997 through June 30, 2007, we have completed over $10.0 billion of investments in the commercial real estate debt arena. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes and we are headquartered in New York City.

2.     Summary of Significant Accounting Policies

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management discussion and analysis of financial condition and results of operations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  In our opinion, all material adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2007.  Our accounting and reporting policies conform in all material respects to accounting principles generally accepted in the United States.

Principles of Consolidation

The accompanying unaudited consolidated interim financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries and our interests in variable interest entities in which we are the primary beneficiary.  All significant intercompany balances and transactions have been eliminated in consolidation. Our interests in CT Preferred Trust I and CT Preferred Trust II, the issuers of our junior subordinated debentures, are accounted for using the equity method and their assets and liabilities are not consolidated into our financial statements due to our determination that CT Preferred Trust I and CT Preferred Trust II are variable interest entities in which we are not the primary beneficiary under Financial Accounting Standards Board, or FASB, Interpretation No. 46, or FIN 46. We account for our co-investment interest in a private equity fund we co-sponsored and continue to manage, CT Mezzanine Partners III, Inc., or Fund III, under the equity method of accounting. We also account for our investment in Bracor Investimentos Imobiliarios Ltda., or Bracor, under the equity method of accounting. As such, we report a percentage of the earnings of Fund III and Bracor equal to our ownership percentage on a single line item in the consolidated statement of operations as income from equity investments.

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

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

2.     Summary of Significant Accounting Policies, continued

Cash and Cash Equivalents

We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents.  At June 30, 2007 and December 31, 2006, a majority of the cash and cash equivalents consisted of overnight investments in commercial paper.  As of, and for the periods ended, June 30, 2007 and December 31, 2006, we had bank balances in excess of federally insured amounts.  We have not experienced any losses on our demand deposits, commercial paper or money market investments.

Restricted Cash

Restricted cash is comprised of $3.8 million that is on deposit with the trustee for our collateralized debt obligations, or CDOs, and is expected to be used to pay contractual interest and principal and to purchase replacement collateral for our reinvesting CDOs during their respective reinvestment periods.

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

We account for CMBS under Emerging Issues Task Force 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, or EITF 99-20.  Under EITF 99-20, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and/or credit loss experience and the present value of the revised cash flows using the current expected yield is less than the present value of the previously estimated remaining cash flows, adjusted for cash receipts during the intervening period, an other-than-temporary impairment is deemed to have occurred.  Accordingly, the security is written down to fair value with the resulting change being included in income and a new cost basis established with the original discount or premium written off when the new cost basis is established.  In accordance with this guidance, on a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and/or credit loss experience, we calculate a revised yield based upon the current amortized cost of the investment, including any other-than-temporary impairments recognized to date, and the revised cash flows.  The revised yield is then applied prospectively to recognize interest income.  Management must also assess whether unrealized losses on securities reflect a decline in value that is other-than-temporary, and, accordingly, write down the impaired security to its fair value, through a charge to earnings.

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

During the fourth quarter of 2004, we concluded that two of our CMBS investments had incurred other than temporary impairment and we incurred a charge of $5.9 million through the income statement.  At June 30, 2007 we believe there has not been any adverse change in cash flows since December 31, 2004, therefore we did not recognize any additional other than temporary impairment on any CMBS investments.  Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectibility of the principal and interest, net of related expenses, on the underlying loans.

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

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

2.     Summary of Significant Accounting Policies, continued

The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty.  Income from these arrangements would be presented on a net basis.  Furthermore, hedge instruments related to these assets and liabilities, currently deemed effective, may no longer be effective and may have to be accounted for as non-hedge derivatives.  As of June 30, 2007 we had entered into 23 such transactions, with a book value of the associated assets of $630.6 million financed with repurchase obligations of $451.7 million. Adoption of the aforementioned treatment would result in a reduction in total assets and liabilities on our consolidated balance sheet of $451.7 million and $395.8 million at June 30, 2007 and December 31, 2006, respectively.

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

Accounting for Stock-Based Compensation

We account for stock based compensation in accordance with FASB Statement of Financial Accounting Standards No. 123(R).  We have elected to utilize the modified prospective method, and there was no material impact from this adoption.  Compensation expense for the time vesting of stock based compensation grants is recognized on the accelerated attribution method under FASB Interpretation No. 28, and compensation expense for performance vesting of stock based compensation grants is recognized on a straight-line basis.

Comprehensive Income

We comply with the provisions of the FASB Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, or FAS 130, in reporting comprehensive income and its components in the full set of general-purpose financial statements. Total comprehensive income was $50.0 million and $37.5 million, for the periods ended June 30, 2007 and 2006, respectively.  The primary component of comprehensive income other than net income was the unrealized gain/(loss) on derivative financial instruments and CMBS.  At June 30, 2007,

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

2.     Summary of Significant Accounting Policies, continued

accumulated other comprehensive income was $22.2 million, comprised of unrealized gains on CMBS of $9.2 million, unrealized gains on cash flow swaps of $10.5 million, $1.6 million of deferred realized gains on the settlement of cash flow swaps, and $812,000 of currency translation adjustments.

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

Reclassifications

Certain reclassifications have been made in the presentation of the prior periods consolidated financial statements to conform to the June 30, 2007 presentation.

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

Related Party Transactions

On November 9, 2006, we commenced our CT High Grade MezzanineSM investment management initiative and entered into three separate account agreements with affiliates of W. R. Berkley Corporation, or WRBC, for an aggregate of $250 million.  On July 25, 2007, we amended the agreements to increase the aggregate commitment of the WRBC affiliates to $350 million.  Pursuant to these agreements, we invest, on a discretionary basis, capital on behalf of WRBC in low risk commercial real estate mortgages, mezzanine loans and participations therein.  WRBC beneficially owns approximately 14.2% of our outstanding class A common stock as of July 29, 2007 and a member of our board of directors is an employee of WRBC. The separate accounts are entirely funded with committed capital from WRBC and are managed by a subsidiary of our wholly-owned investment management subsidiary, CT Investment Management Co. LLC, or CTIMCO.  Each separate account has a one-year investment period with extension provisions. CTIMCO will earn a management fee equal to 0.25% per annum on invested assets.

On April 27, 2007, we purchased a $20 million subordinated interest in a mortgage from a dealer.  Proceeds from the original mortgage financing provide for the construction and leasing of an office building in Washington, D.C.  The mortgage borrower is a joint venture between two parties, one of which is 80% controlled by W.R. Berkley Corporation, or WRBC.  WRBC beneficially owns approximately 14.2% of our outstanding class A common stock as of July 29, 2007 and a member of our board of directors is an employee of WRBC.

We believe that the terms of the foregoing transactions are no less favorable than could be obtained by us from unrelated parties on an arm’s length basis.

Business Combination

On June 15, 2007, the company purchased a healthcare loan origination platform with 18 employees, located in Birmingham, Alabama. The company paid a $2.6 million initial purchase price ($1.9 million in cash and $707,000 in stock) and has a contingent obligation to pay an additional $1.8 million ($1.1 million in cash and $700,000 in stock) on March 15, 2009 if the acquired business meets certain performance criteria. The company has recorded $2.1 million of goodwill associated with the initial purchase price.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

3.     Commercial Mortgage Backed Securities

Activity relating to our CMBS investments for the six months ended June 30, 2007 was as follows ($ values in thousands):

					Weighted Average
			Number of	Number of				Maturity
Asset Type	Face Value	Book Value	Securities	Issue	Rating (1)	Coupon(2)	Yield(2)	(Years) (3)

December 31, 2006
Floating Rate	$86,012	$84,807	11	9	BBB-	7.42%	7.51%	2.0
Fixed Rate	764,607	726,163	66	48	BB+	6.68%	7.13%	8.5
Total/Average	850,619	810,970	77	57	BB+	6.75%	7.17%	7.8

Originations - Six Months
Floating Rate	109,621	109,617	7	4	BB-	9.66%	9.66%	3.8
Fixed Rate	1,000	933	1	1	BB+	6.13%	6.57%	3.3
Total/Average	110,621	110,550	8	5	BB-	9.63%	9.63%	3.8

Repayments & Other (4) - Six Months
Floating Rate	19,605	19,627	4	—	N/A	N/A	N/A	N/A
Fixed Rate	10,369	10,526	1	1	N/A	N/A	N/A	N/A
Total/Average	29,974	30,153	5	1	N/A	N/A	N/A	N/A

June 30, 2007
Floating Rate	176,028	174,797	14	13	BB	8.87%	8.92%	2.9
Fixed Rate	755,238	716,570	66	48	BB+	6.67%	7.13%	8.1
Total/Average	$931,266	$891,367	80	61	BB+	7.09%	7.48%	7.0

(1) Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security and exclude $37.4 million of unrated equity investments in collateralized debt obligations.

(2) Calculations based on LIBOR of 5.32% as of June 30, 2007 and LIBOR of 5.32% as of December 31, 2006.

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

While we typically account for our CMBS investments on a held to maturity basis, under certain circumstances we will account for CMBS on an available for sale basis.  At June 30, 2007, we had one CMBS investment that we designated and account for on an available for sale basis with a face value of $10.0 million. The security earns interest at a fixed rate of 7.87%.  As of June 30, 2007, the security was carried at its fair market value of $10.5 million. The investment matures in February 2010.

Quarterly, we reevaluate our CMBS portfolio to determine if there has been an other-than-temporary impairment based upon our assessment of future cash flow receipts.  For the six months ended June 30, 2007, we believe that

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

3.     Commercial Mortgage Backed Securities, continued

there has not been any adverse change in cash flows for our CMBS portfolio and, therefore, did not recognize any other-than-temporary impairments.  Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectibility of principal and interest, net of related expenses, on the underlying loans.

Certain of our CMBS investments are carried at values in excess of their market values.  This difference can be caused by, among other things, changes in interest rates, changes in credit spreads, realized/unrealized losses and general market conditions.  At June 30, 2007, 59 CMBS investments with an aggregate carrying value of $591.3 million were carried at values in excess of their market values.  Market value for these CMBS investments was $571.2 million at June 30, 2007.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

4. Loans Receivable

Activity relating to our loans receivable for the six months ended June 30, 2007 was as follows ($ values in thousands):

				Weighted Average
			Number of			Maturity
Asset Type	Face Value(1)	Book Value(1)	Investments(1)	Coupon(2)	Yield (2)	(Years)(3)

December 31, 2006
Floating rate(4)
Mortgage loans	$234,419	$234,419	14	7.85%	8.47%	4.0
Subordinate mortgage interests	669,532	668,365	28	8.29%	8.37%	3.9
Mezzanine loans	622,055	621,877	23	9.57%	9.76%	4.3
Total/Average	1,526,006	1,524,661	65	8.75%	8.96%	4.1
Fixed rate
Mortgage loans	—	—	—	—	—	—
Subordinate mortgage interests	42,309	41,486	4	7.78%	7.85%	16.0
Mezzanine loans	187,161	185,751	11	9.07%	9.25%	4.9
Total/Average	229,470	227,237	15	8.80%	8.96%	7.2

Total/Average - December 31, 2006	1,755,476	1,751,898	80	8.75%	8.96%	4.5

Originations(5) - Six Months
Floating rate
Mortgage loans	367,259	367,259	9	7.69%	8.01%	3.9
Subordinate mortgage interests	221,342	221,192	9	8.23%	8.27%	4.8
Mezzanine loans	416,632	416,632	9	8.69%	8.68%	3.4
Total/Average	1,005,233	1,005,083	27	8.22%	8.35%	4.0
Fixed rate
Mortgage loans	—	—	—	—	—	—
Subordinate mortgage interests	—	—	—	—	—	—
Mezzanine loans	—	—	—	—	—	—
Total/Average	—	—	—	—	—	—

Total/Average	1,005,233	1,005,083	27	8.22%	8.35%	4.0

Repayments & Other(6)- Six Months
Floating rate
Mortgage loans	13,817	13,817	1	N/A	N/A	N/A
Subordinate mortgage interests	298,830	297,918	8	N/A	N/A	N/A
Mezzanine loans	231,968	231,950	9	N/A	N/A	N/A
Total/Average	544,615	543,685	18	N/A	N/A	N/A
Fixed rate
Mortgage loans	—	—	—
Subordinate mortgage interests	40	(26)	—	N/A	N/A	N/A
Mezzanine loans	15,119	15,793	2	N/A	N/A	N/A
Total/Average	15,159	15,767	2	N/A	N/A	N/A

Total/Average	559,774	559,452	20	N/A	N/A	N/A

June 30, 2007
Floating rate
Mortgage loans	587,861	587,861	22	7.75%	8.07%	4.1
Subordinate mortgage interests	592,044	591,639	29	8.02%	8.01%	3.9
Mezzanine loans	806,719	806,559	23	9.18%	9.24%	3.7
Total/Average	1,986,624	1,986,059	74	8.41%	8.53%	3.9
Fixed rate
Mortgage loans	—	—	—	—	—	—
Subordinate mortgage interests	42,269	41,512	4	7.72%	7.80%	17.7
Mezzanine loans	172,042	169,958	9	8.99%	9.13%	4.5
Total/Average	214,311	211,470	13	8.74%	8.87%	7.1

Total/Average - June 30, 2007	$2,200,935	$2,197,529	87	8.44%	8.56%	4.2

(1)             December 31, 2006 values do not include one non performing loan that was successfully resolved in the second quarter of 2007.

(2)             Calculations based on LIBOR of 5.32% as of June 30, 2007 and LIBOR of 5.32% as of December 31, 2006.

(3)             Represents the maturity of the investment assuming all extension options are executed.

(4)             During the period one subordinate mortgage interest with a book value of $6,866 switched from a fixed rate to a floating rate.

(5)             Includes additional fundings on prior period originations.  The figures shown in “Number of Investments” represent the actual number of originations during the period.

(6)             Includes full repayments, sales, partial repayments and the impact of premium and discount amortization and losses, if any.  The figures shown in “Investments” represent the full repayments/sales, if any.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

4. Loans Receivable, continued

During the second quarter of 2007, we successfully resolved our only non performing loan. The loan was a first mortgage with an original principal balance of $8.0 million that reached maturity on July 15, 2000.  In December 2002, the loan was written down to $4.0 million. From 2002 to March 31, 2007 we had received $1.4 million in cash collections, which further reduced the carrying value of the loan to $2.6 million. During the second quarter of 2007, we received net proceeds of $10.9 million which resulted in reducing the carrying value of the loan to zero and recording $4.0 million of a recovery of provision for losses and $4.3 million of interest income.

In some instances, we have a further obligation to fund additional amounts under our loan arrangements, or Unfunded Loan Commitments.  At June 30, 2007, we had 15 such Unfunded Loan Commitments for a total future funding obligation of $277.5 million.

In connection with the aforementioned loans, at June 30, 2007, we have deferred origination fees, net of direct costs of $3.5 million which are being amortized into income over the life of the loans.

At June 30, 2007, we had $5.1 million included in deposits and other receivables which represented loans that were satisfied and repaid prior to June 30, the proceeds of which had not been remitted to us by our servicers at quarter end.

Quarterly, management reevaluates the reserve for possible credit losses based upon our current portfolio of loans. Each loan in our portfolio is evaluated using our loan risk rating system which considers loan to value, debt yield, cash flow stability, exit plan, loan sponsorship, loan structure and any other factors necessary to assess the likelihood of delinquency or default.  If we believe that there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our loan, and this potential loss is multiplied by the default likelihood. At June 30, 2007, a detailed review of the entire portfolio was completed, and we concluded that a reserve for possible credit losses was not warranted.

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

Activity relating to our total return swaps for the six months ended June 30, 2007 was as follows ($ values in thousands):

					Weighted Average
	Fair Market Value (Book Value)	Cash Collateral	Reference/Loan Participation	Number of Investments	Yield(1)	Maturity (Years) (2)
December 31, 2006	$1,815	$1,815	$40,000	2	20.55%	1.4
Originations- Six Months	—	—	—	—	—	—
Repayments- Six Months	1,815	1,815	20,000	1	N/A	N/A
June 30, 2007(3)	$—	$—	$20,000	1	N/A	N/A

(1) Calculations based on LIBOR of 5.32% as of June 30, 2007 and LIBOR of 5.32% as of December 31, 2006.

(2) Maturity (years) based on initial maturity date of the commitments.

(3) The total return swaps currently have no outstanding balance and a $3.0 million unfunded commitment exists.

The total return swaps are treated as non-hedge derivatives for accounting purposes and, as such, changes in their market value are recorded through the consolidated statements of income.  At June 30, 2007, our total return swaps were valued at par and no such consolidated statement of income impact was recorded.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

6. Equity Investment in Unconsolidated Subsidiaries

Pursuant to a venture agreement with a joint venture partner, or the Venture Agreement, entered into in 2000 and subsequently amended in 2003, we have co-sponsored two private equity funds:  CT Mezzanine Partners II LP and CT Mezzanine Partners III, Inc., or Fund II and Fund III. On March 30, 2007, Fund II was liquidated and as of June 30, 2007, Fund III is the only active fund operating under the aforementioned joint venture.  We are a co-investor in  Fund III and our wholly-owned subsidiary, CTIMCO, serves as the investment manager to the fund.  The fund has concluded its investment period and is liquidating in the ordinary course.  In connection with entering into the Venture Agreement and the formation of the funds, we capitalized certain costs.  These costs are being amortized over the expected life of the fund.

In September 2006, we made a founding investment in Bracor Investimentos Imobiliarios Ltda., or Bracor, a newly formed net lease commercial real estate company located and operating in Brazil.  Our total commitment is $15.0 million and at June 30, 2007, we had funded $9.8 million of our commitment.  Bracor is owned 24% by us, 47% by Equity International Properties, Ltd., or EIP, and 29% by third parties.  Our chairman, Sam Zell, is the chairman of EIP and has an ownership position in EIP.  Bracor’s operations are conducted in Brazilian Reais and changes in the USD/Reais exchange rate will impact the carrying value of our investment.  At June 30, 2007, the currency valuation adjustment for our investment was $812,000 that included a $810,000 change for the six months ended June 30, 2007 and was recorded as an adjustment to accumulated other comprehensive income/(loss) in shareholders’ equity.  Our share of profits and losses from Bracor will be reported one quarter subsequent to the period earned by Bracor.

Activity relating to our equity investment in unconsolidated subsidiaries for the six months ended June 30, 2007 was as follows ($ values in thousands):

	Fund II	Fund II GP	Fund III	Bracor(1)	Total
Equity Investment
Beginning Balance	$635	$573	$2,929	$5,675	$9,812
Equity investment	—	—	—	3,919	3,919
Company portion of fund income	(152)	(534)	229	(484)	(941)
Currency translation adjustments	—	—	—	810	810
Amortization of capitalized costs	—	—	—	—	—
Distributions from funds	(483)	—	(1,453)	—	(1,936)
Ending Balance	$—	$39	$1,705	$9,920	$11,664
Capitalized Costs
Beginning Balance	$1,264	$—	$368	$41	$1,673
Capitalized costs	—	—	—	114	114
Amortization of capitalized costs	(1,264)	—	(76)	(2)	(1,342)
Ending Balance	$—	$—	$292	$153	$445

Total Balance	$—	$39	$1,997	$10,073	$12,109

(1) Includes $258,000 of additional basis that represents a difference between our share of net assets at Bracor and our carrying value.

In conjunction with the liquidation of Fund II, we received our final payment of incentive fees from the fund of $962,000, bringing total incentive fees paid to us from Fund II to $10.6 million.  In addition, during the first quarter of 2007, we expensed the remaining capitalized cost associated with Fund II, $1.3 million from our balance sheet and $384,000 through our equity interest in Fund II GP.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

7.              Debt

At June 30, 2007 and December 31, 2006, we had $2.4 billion and $2.0 billion of total debt outstanding, respectively. The balances of each category of debt and their respective coupons and all in effective costs, including the amortization of fees and expenses were as follows ($ values in thousands):

	June 30, 2007				December 31, 2006
	Face Value	Book Value	Coupon(1)	All In Cost	Face Value	Book Value	Coupon(1)	All In Cost
Repurchase Obligations	$964,807	$964,807	6.25%	6.47%	$704,444	$704,444	6.34%	6.53%
Collateralized Debt Obligations
CDO I (Floating)	252,778	252,778	5.94%	6.38%	252,778	252,778	5.94%	6.39%
CDO II (Floating)	298,913	298,913	5.81%	6.03%	298,913	298,913	5.81%	6.04%
CDO III (Fixed)	262,306	264,311	5.22%	5.34%	264,594	266,754	5.22%	5.25%
CDO IV(Floating)(2)	383,746	383,746	5.74%	5.81%	394,055	394,055	5.74%	5.81%
Total CDOs	1,197,743	1,199,748	5.69%	5.89%	1,210,340	1,212,500	5.69%	5.86%
Senior Unsecured Credit Facility	75,000	75,000	6.82%	7.12%	—	—	—	—
Junior Subordinated Debentures	128,875	128,875	7.20%	7.30%	51,550	51,550	7.45%	7.53%
Total	$2,366,425	$2,368,430	6.03%	6.24%	$1,966,334	$1,968,494	5.97%	6.15%

(1) Calculations based on LIBOR of 5.32% as of June 30, 2007 and LIBOR of 5.32% as of December 31, 2006.

(2) Comprised of $368.8 million of floating rate notes sold and $14.9 million of fixed rate notes sold.

Repurchase Obligations

At June 30, 2007, we were party to nine master repurchase agreements with seven counterparties that provide total commitments of $1.6 billion. At June 30, 2007, we borrowed $906.6 million under these agreements and had the ability to borrow an additional $128.8 million without pledging additional collateral.

We were also a party to asset specific repurchase obligations. The term of these agreements are generally one year or less and advance rates are up to 75% with cash costs ranging from LIBOR plus 0.45% to LIBOR plus 2.50%. At June 30, 2007, these asset specific repurchase obligations represent borrowings of $58.2 million and we had the ability to borrow an additional $7.1 million without pledging additional collateral.

In total our borrowings at June 30, 2007 under repurchase agreements were $964.8 million and we had the ability to borrow an additional $135.9 million without pledging additional collateral.

In February 2007, we amended and restated our master repurchase agreements with Bear Stearns increasing the combined commitment by $250 million to $450 million.  The agreements expire in August 2008 and are designed to finance, on a recourse basis, our general investment activity as well as assets designated for one or more of our CDOs.  Under the agreements, advance rates are up to 85.0% and cash costs of funds range from LIBOR plus 0.55% to LIBOR plus 2.00%.  At June 30, 2007, we had incurred borrowings under the agreements of $323.4 million and had the ability to borrow an additional $30.8 million against the assets collateralizing the borrowings under the agreement.

In February 2007, we amended and restated one of our master repurchase agreements with Morgan Stanley increasing the commitment by $100 million to $300 million.  The agreement expires in July 2009 and is designed to finance, on a recourse basis, our general investment activity.  Under the agreement, advance rates are up to 85.0% and cash costs of funds range from LIBOR plus 0.40% to LIBOR plus 2.00%.  At June 30, 2007, we had incurred borrowings under the agreements of $147.7 million and had the ability to borrow an additional $70.1 million against the assets collateralizing the borrowings under the agreements.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

7.              Debt, continued

Collateralized Debt Obligations

At June 30, 2007, we had CDOs outstanding from four separate issuances with a total face value of $1.2 billion.  Our existing CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet, representing the amortized sales price of the securities we sold to third parties.  In total, our two reinvesting CDOs provide us with $551.7 million of debt financing at a cash cost of LIBOR plus 0.55% (5.87% at June 30, 2007) and an all in effective interest rate (including the amortization of issuance costs) of LIBOR plus 0.87% (6.19% at June 30, 2007).  Our two static CDOs provide us with $648.1 million of financing with a cash cost of 5.53% and an all in effective interest rate of 5.62% at June 30, 2007.  On a combined basis, our CDOs provide us with $1.2 billion of non-recourse, non-mark-to-market, index matched financing at a weighted average cash cost of 0.49% over the applicable index (5.69% at June 30, 2007) and a weighted average all in cost of 0.69% over the applicable index (5.89% at June 30, 2007).

Senior Unsecured Credit Facility

In March 2007, we closed a $50 million senior unsecured revolving credit facility with WestLB AG, which we amended in June 2007, increasing the size to $100 million and adding new lenders to the syndicate. The facility has an initial term of one year (with a one year term out provision at our option) and a maximum term of four years (including extension options). The facility bears interest at LIBOR plus 1.50% and we expect to use the facility borrowings for general corporate purposes and working capital needs, including providing additional flexibility for funding loan originations. At June 30, 2007, we had borrowed $75 million under this facility.

Junior Subordinated Debentures

At June 30, 2007, we had a total of $128.9 million of junior subordinated debentures outstanding.  Junior subordinated debentures are comprised of two issuances of debentures, $77.3 million in March 2007 and $51.6 million in February 2006. On a combined basis the securities provide us with financing at a cash cost of 7.20% and an all in effective rate of 7.30%.

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

8.      Participations Sold

Participations sold represent interests in loans that we originated and subsequently sold to third parties.  We present these sold interests as secured borrowings in conformity with GAAP on the basis that these arrangements do not qualify as sales under FAS 140.  At June 30, 2007, we had six such participations sold with a total book balance of $334.2 million at a weighted average yield of LIBOR plus 3.24% (8.56% at June 30, 2007).  The income earned on the loans is recorded as interest income and an identical amount is recorded as interest expense on the consolidated statements of income.

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

During the six months ended June 30, 2007, we paid $153,000 to counterparties in settlement of two interest rate swaps.  Recognition of this settlement has been deferred and is being amortized over the remaining life of the previously hedged item using an approximation of the level yield basis.

The following table summarizes the notional and fair values of our derivative financial instruments as of June 30, 2007. The notional value provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk ($ values in thousands):

Hedge	Type	Notional Value	Interest Rate	Maturity	Fair Value
Swap	Cash Flow Hedge	$320,713	5.10%	2015	$5,632
Swap	Cash Flow Hedge	73,942	4.58%	2014	2,380
Swap	Cash Flow Hedge	18,845	3.95%	2011	917
Swap	Cash Flow Hedge	18,301	5.14%	2014	272
Swap	Cash Flow Hedge	16,894	4.83%	2014	597
Swap	Cash Flow Hedge	16,377	5.52%	2018	(38)
Swap	Cash Flow Hedge	14,789	5.05%	2016	306
Swap	Cash Flow Hedge	12,310	5.02%	2009	46
Swap	Cash Flow Hedge	8,007	4.77%	2011	94
Swap	Cash Flow Hedge	7,062	5.10%	2016	177
Swap	Cash Flow Hedge	6,328	4.78%	2007	15
Swap	Cash Flow Hedge	5,104	5.18%	2016	104
Swap	Cash Flow Hedge	4,134	4.76%	2007	10
Swap	Cash Flow Hedge	3,325	5.45%	2015	1
Swap	Cash Flow Hedge	2,870	5.08%	2011	19
Swap	Cash Flow Hedge	780	5.31%	2011	(1)
Total/Weighted Average		$529,781	4.98%	2014	$10,531

As of June 30, 2007, the derivative financial instruments were reported at their fair value of $10.6 million as interest rate hedge assets and $39,000 as interest rate hedge liabilities.  Income and expense associated with these instruments is recorded as interest expense on the company’s consolidated statements of income. The amount of hedge ineffectiveness was not material during any of the periods presented.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

10.  Earnings Per Share

The following table sets forth the calculation of Basic and Diluted EPS for the six months ended June 30, 2007 and 2006 (in thousands, except share and per share amounts):

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS:
Net earnings per share of common stock	$40,230	17,536,245	$2.29	$25,140	15,388,326	$1.63

Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	179,565		—	137,260

Diluted EPS:
Net earnings per share of common stock and assumed conversions	$40,230	17,715,810	$2.27	$25,140	15,525,586	$1.62

The following table sets forth the calculation of Basic and Diluted EPS for the three months ended June 30, 2007 and 2006 (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS:
Net earnings per share of common stock	$25,382	17,558,493	$1.45	$14,192	15,396,496	$0.92

Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	169,687		—	140,452

Diluted EPS:
Net earnings per share of common stock and assumed conversions	$25,382	17,728,180	$1.43	$14,192	15,536,948	$0.91

11.       Income Taxes

We made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal income tax except for the operations of our taxable REIT subsidiary, CTIMCO. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income tax on our taxable income at regular corporate rates. Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income. At June 30, 2007, we were in compliance with all REIT requirements.

12.       Shareholders’ Equity

On June 15, 2007, we declared a dividend of approximately $14.0 million, or $0.80 per share of common stock applicable to the three-month period ended June 30, 2007, which was paid on July 13, 2007 to shareholders of record on June 30, 2007.  All dividends paid during the period presented were ordinary income.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

12.       Shareholders’ Equity, continued

On February 28, 2007, we declared a dividend of approximately $14.0 million, or $0.80 per share of common stock applicable to the three-month period ended March 31, 2007, which was paid on April 13, 2007 to shareholders of record on March 31, 2007.

13.       Employee Benefit Plans

We had four benefit plans in effect at June 30, 2007:  (1) the second amended and restated 1997 long-term incentive stock plan, or 1997 Employee Plan, (2) the amended and restated 1997 non-employee director stock plan, or 1997 Director Plan, (3) the amended and restated 2004 long-term incentive plan, or 2004 Employee Plan and (4) the 2007 long-term incentive plan, or 2007 Plan.  Activity under these four plans for the six month period ended June 30, 2007 is summarized in the chart below in share and share equivalents:

Benefit Type	1997 Employee Plan	1997 Director Plan	2004 Employee Plan	2007 Long Term Incentive Plan	Total

Options(1)
Beginning Balance	323,457	76,668	—	—	400,125
Granted	—	—	—	—	—
Exercised	(47,979)	(8,334)	—	—	(56,313)
Canceled	(1,667)	—	—	—	(1,667)
Ending Balance	273,811	68,334	—	—	342,145

Restricted Stock(2)
Beginning Balance	—	—	480,967	—	480,967
Granted	—	—	23,015	—	23,015
Vested	—	—	(59,118)	—	(59,118)
Forfeited	—	—	—	—	—
Ending Balance	—	—	444,864	—	444,864

Stock Units(3)
Beginning Balance	—	73,848	—	—	73,848
Granted	—	6,169	—	3,024	9,193
Converted	—	—	—	—	—
Ending Balance	—	80,017	—	3,024	83,041

Total Outstanding Shares	273,811	148,351	444,864	3,024	870,050

(1)      All options are fully vested as of June 30, 2007.

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

At our 2007 annual meeting of shareholders held on June 7, 2007, the shareholders approved the adoption of the 2007 Plan. Under the 2007 Plan, a maximum of 700,000 shares of class A common stock may be issued. Effective upon the adoption of shareholders no future awards will occur under the company’s prior plans. At June 30, 2007, there were 696,976 shares available under the 2007 Plan.

Compensation expense for stock awards is recognized on the accelerated attribution method under FASB Interpretation No. 28.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

13.       Employee Benefit Plans, continued

The following table summarizes the outstanding options as of June 30, 2007:

Exercise Price per Share	Options Outstanding		Weighted Average Exercise Price per Share		Weighted Average Remaining Life
	1997 Employee Plan	1997 Director Plan	1997 Employee Plan	1997 Director Plan	1997 Employee Plan	1997 Director Plan
$10.00 - $15.00	43,530	—	$13.40	$—	3.51	—
$15.00 - $20.00	143,613	—	16.43	—	3.84	—
$20.00 - $25.00	—	—	—	—	—	—
$25.00 - $30.00	86,668	68,334	28.85	30.00	0.80	0.59
Total/W. Average	273,811	68,334	$19.88	$30.00	2.83	0.59

In addition to the equity interests detailed above, we have granted percentage interests in the incentive compensation received by us from certain investment management vehicles that we manage.  At June 30, 2007, we had granted to employees, net of forfeitures, 43% of such incentive compensation received by us from Fund III.

14.       Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on our outstanding debt during the six months ended June 30, 2007 and 2006 was $74.8 million and $41.6 million, respectively. Income taxes recovered (paid) by us during the six months ended June 30, 2007 and 2006 were $1.5 million and ($197,000), respectively.  Non-cash investing and financing activity of $114.9 million during the six months ended June 30, 2007 resulted from paydowns on the loans we classify as participations sold.

At June 30, 2007, we had $5.1 million included in deposits and other receivables which represented loans that were satisfied and repaid prior to June 30, 2007, the proceeds of which had not been remitted to us by our servicers.  The reclassification from loans receivable to deposits and other receivables resulted in a non-cash investing activity.

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

The following table details each segment’s contribution to our overall profitability and the identified assets attributable to each such segment for the six months ended, and as of, June 30, 2007, respectively (in thousands):

	Balance Sheet Investment	Investment Management	Inter-Segment Activities	Total
Income from loans and other investments:
Interest and related income	$126,247	$—	$—	$126,247
Less: Interest and related expenses	76,293	—	—	76,293
Income from loans and other investments, net	49,954	—	—	49,954

Other revenues:
Management fees	—	9,124	(7,793)	1,331
Incentive management fees	—	962	—	962
Servicing fees	112	—	—	112
Other interest income	792	46	(256)	582
Total other revenues	904	10,132	(8,049)	2,987

Other expenses:
General and administrative	10,193	12,244	(7,793)	14,644
Other interest expense	—	256	(256)	—
Depreciation and amortization	1,264	124	—	1,388
Total other expenses	11,457	12,624	(8,049)	16,032
Recovery of provision for losses	4,000	—	—	4,000
Income/(loss) from equity
Investments	(399)	(534)	—	(933)
Income (loss) before income taxes	43,002	(3,026)	—	39,976
(Benefit) provision for income taxes	(254)	—	—	(254)
Net (loss) income allocable to class A common stock	$43,256	$(3,026)	$—	$40,230

Total Assets	$3,161,614	$37,748	$(10,646)	$3,188,716

All revenues, except for $4.3 million included in interest and related income, were generated from external sources within the United States.  The “Investment Management” segment earned fees of $7.8 million for management of the “Balance Sheet Investment” segment and was charged $256,000 for inter-segment interest for the six months ended June 30, 2007 which is reflected as offsetting adjustments to other revenues and other expenses in the inter-segment activities column in the table above.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

15.   Segment Reporting, continued

The following table details each segment’s contribution to our overall profitability and the identified assets attributable to each such segment for the six months ended, and as of, June 30, 2006, respectively (in thousands):

	Balance Sheet Investment	Investment Management	Inter-Segment Activities	Total
Income from loans and other investments:
Interest and related income	$77,851	$—	$—	$77,851
Less: Interest and related expenses	43,536	—	—	43,536
Income from loans and other investments, net	34,315	—	—	34,315

Other revenues:
Management fees	—	5,242	(4,007)	1,235
Incentive management fees	—	212	—	212
Other interest income	331	20	—	351
Total other revenues	331	5,474	(4,007)	1,798

Other expenses:
General and administrative	6,440	8,393	(4,007)	10,826
Depreciation and amortization	2,210	130	—	2,340
Total other expenses	8,650	8,523	(4,007)	13,166
Income/(loss) from equity investments	772	(50)	—	722
Income before income taxes	26,768	(3,099)	—	23,669
(Benefit)/provision for income taxes	—	(1,471)	—	(1,471)
Net income (loss) allocable to class A common stock	$26,768	$(1,628)	$—	$25,140

Total Assets	$2,168,885	$7,859	$(1,818)	$2,174,926

All revenues were generated from external sources within the United States.  The “Investment Management” segment earned fees of $4.0 million for management of the “Balance Sheet Investment” segment and $0 for inter-segment interest for the six months ended June 30, 2006.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

References herein to “we,” “us” or “our” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10 Q. Historical results set forth are not necessarily indicative of our future financial position and results of operations.

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

Originations

We allocate investment opportunities between our balance sheet and investment management vehicles based upon our assessment of risk and return profiles, the availability and cost of capital, and applicable regulatory restrictions associated with each opportunity.  The combination of balance sheet and investment management capabilities allows us to maximize the scope of opportunities upon which we can capitalize.  The table below summarizes our gross originations and the allocation of opportunities between our balance sheet and the investment management business for the six month period ended June 30, 2007 and the year ended December 31, 2006.

Gross Originations(1)(2)	Six months ended	Year ended
(in thousands)	June 30, 2007	December 31, 2006
Balance sheet	$1,164,257	$2,054,233
Investment management	842,315	65,000
Total originations	$2,006,572	$2,119,233

(1)             Includes total commitments both funded and unfunded.

(2)             Includes $204,654  and $237,964 of participations sold recorded on our balance sheet relating to participations that we sold to CT Large Loan for the six months ended June 30, 2007 and the year ended December 31, 2006, respectively. We have included these originations in balance sheet originations and not in investment management originations in order to not double count these originations.

On our balance sheet, our investments include CMBS, commercial real estate debt and related instruments, or Loans, and total return swaps which we collectively refer to as our Interest Earning Assets.  Originations of Interest Earning Assets for our balance sheet for the six months ended June 30, 2007 and the year ended December 31, 2006 are detailed in the table below:

Balance Sheet Originations	Six months ended June 30, 2007			Year ended December 31, 2006
(in thousands)	Originations(1)	Yield(2)	LTV / Rating(3)	Originations(1)	Yield(2)	LTV / Rating(3)
CMBS	$110,621	9.63%	BB-	$394,703	6.45%	BBB-
Loans(4)	1,053,636	8.35%	69.3%	1,655,392	9.19	72.1%
Total return swaps	—	—	—	4,138	19.55	N/A
Total / Weighted Average	$1,164,257	8.47%		$2,054,233	8.62%

(1)             Includes total commitments both funded and unfunded.

(2)             Yield on floating rate originations assumes LIBOR at June 30, 2007 and December 31, 2006, of 5.32% and 5.32%, respectively.

(3)             Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security and exclude $37.4 million of unrated equity investments in collateralized debt obligations.

(4)             Includes $204,654 and $237,964 of participations sold recorded on our balance sheet relating to participations that we sold to CT Large Loan for the six months ended June 30, 2007 and the year ended December 31, 2006, respectively. We have included these originations in balance sheet originations and not in investment management originations in order to not double count these originations.

The table below shows our Interest Earning Assets at June 30, 2007 and December 31, 2006.  In any period, the ending balance of Interest Earning Assets will be impacted not only by new balance sheet originations, but also by repayments, advances, sales and losses, if any.  As the table below shows, we grew Interest Earning Assets by $524 million, or 20%, from year end 2006 to June 30, 2007.

Interest Earning Assets	June 30, 2007			December 31, 2006
(in thousands)	Book Value	Yield(1)	LTV / Rating(3)	Book Value(2)	Yield(1)	LTV / Rating(3)
CMBS	$891,367	7.48%	BB+	$810,970	7.17%	BB+
Loans	2,197,529	8.56	69.5%	1,751,898	8.96	70.4%
Total return swaps	—	—	—	1,815	20.55	N/A
Total / Weighted Average	$3,088,896	8.25%		$2,564,683	8.40%

(1)             Yield on floating rate Interest Earning Assets assumes LIBOR at June 30, 2007 and December 31, 2006, of 5.32% and 5.32%, respectively.

(2)             December 31, 2006 values do not including one non performing loan that was successfully resolved in the second quarter of 2007.

(3)             Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security and exclude $37.4 million of unrated equity investments in collateralized debt obligations.

Some of our originations are not fully funded at closing, creating an obligation for us to make future fundings, which we refer to as Unfunded Loan Commitments.  Typically, Unfunded Loan Commitments are part of construction or transitional loans and, as the proportion of such loans has increased in our portfolio, so has the amount of our Unfunded Loan Commitments.  At June 30, 2007, our gross Unfunded Loan Commitments were $277.5 million and, net of in place financing commitments from our lenders, our net Unfunded Loan Commitments were $57.8 million.

In addition to our investments in Interest Earning Assets, we have two equity investments in unconsolidated subsidiaries as of June 30, 2007. The first is an equity co-investment in a private equity fund that we manage, CT Mezzanine Partners III, Inc., or Fund III.  The second is an equity investment we made in 2006 in a Brazilian net lease commercial real estate company, Bracor Investimentos Imobiliarios Ltda., or Bracor, that we helped co-found.  The table below details the carrying value of those investments, as well as their capitalized costs.

Equity Investments
(in thousands)	June 30, 2007		December 31, 2006
Fund II	$—		$1,208
Fund III	1,705		2,929
Bracor	9,920		5,675
Capitalized costs/other	484	(1)	1,673	(2)
Total	$12,109		$11,485

(1)             Includes $292,000 and $153,000 of capitalized costs associated with Fund III and Bracor, respectively.

(2)             Includes $1.3 million, $368,000 and $41,000 associated with Fund II, Fund III and Bracor, respectively.

Asset Management

We actively manage our balance sheet portfolio and the assets held by our investment management vehicles.  While our investments are primarily in the form of debt, which generally means that we have limited influence over the operations of the collateral securing our portfolios, we are aggressive in exercising the rights afforded to us as a lender.  These rights can include collateral level budget approval, lease approvals, loan covenant enforcement, escrow/reserve management/collection, collateral release approvals and other rights that we may negotiate.  The table below details balance sheet Interest Earning Assets loss experience and the percentage of non-performing investments at June 30, 2007 and December 31, 2006.

Portfolio Performance
(in thousands)	June 30, 2007	December 31, 2006
Interest Earning Assets	$3,088,896	$2,564,683
Losses
$ Value	$0	$0
Percentage	0.0%	0.0%
Non-performing loans(1)
$ Value	$0	$2,638
Percentage	0.0%	0.1%

(1)             At December 31, 2006, our non-performing loans were comprised of one defaulted first mortgage with an original principal balance of $8.0 million that has since been successfully resolved.

Commencing in 2005, we put in place a proprietary risk rating system to assess and track the risk of each of our loans.  There was no material change to the weighted average risk rating of the portfolio between June 30, 2007 and December 31, 2006.  Based upon the changes in conditions of these loans and the evaluations completed on the remainder of the portfolio, we concluded that a reserve for possible credit losses was not warranted on any of our loans for the six months ended June 30, 2007.

We actively manage our CMBS investments using a combination of quantitative tools and loan/property level analysis in order to monitor the performance of the securities and their collateral versus our original expectations.  Securities are analyzed on a monthly basis for delinquency, transfers to special servicing, and changes to the servicer’s watchlist population.  Realized loan losses are tracked on a monthly basis and compared to our original loss expectations.  On a periodic basis, individual loans of concern are also re-underwritten.  Updated collateral loss projections are then compared to our original loss expectations to determine how each investment is performing.  Based on our review of the portfolio, we concluded that no impairments were warranted in the six months ended June 30, 2007.

The ratings performance of our CMBS portfolio over the six months ended June 30, 2007 and the year ended December 31, 2006 is detailed below:

	Six months ended	Year ended
CMBS Rating Activity(1)	June 30, 2007	December 31, 2006
Upgrades	13	67
Downgrades	2	3

(1)             Represents activity from any of Fitch Ratings, Standard & Poor’s and/or Moody’s Investors Service.

Capitalization

Our balance sheet investment activities are capital intensive and the availability and cost of capital is a critical component of our business.  We capitalize our business with a combination of debt and equity.  Our debt sources, which we refer to as Interest Bearing Liabilities, currently include repurchase agreements, CDOs, a senior unsecured credit facility, and junior subordinated debentures (which we also refer to as trust preferred securities).  Our equity capital is currently comprised entirely of common equity.  The chart below shows our capitalization mix as of June 30, 2007 and December 31, 2006:

Capital Structure
(in thousands)	June 30, 2007	December 31, 2006
Repurchase obligations	$964,807	$704,444
Collateralized debt obligations	1,199,748	1,212,500
Senior unsecured credit facility	75,000	—
Junior subordinated debentures	128,875	51,550
Total Interest Bearing Liabilities	$2,368,430	$1,968,494
Cost of debt(1)	6.24%	6.15%

Shareholders’ Equity	$452,089	$426,272
Ratio of Interest Bearing Liabilities to Shareholders’ Equity	5.2:1	4.6:1

(1) Floating rate liabilities assume LIBOR at June 30, 2007 and December 31, 2006, of 5.32% and 5.32%, respectively.

We use leverage to enhance our returns on equity, attempting to:  (i) maximize the differential between the yield of our Interest Earning Assets and the cost of our Interest Bearing Liabilities, and (ii) optimize the amount of leverage employed.  The use of leverage, however, adds risk to our business, magnifying our shareholders’ exposure to asset level risk by subordinating our equity interests to our debt capital providers.  The level of leverage we utilize is based upon the risk associated with our assets, as well as the structure of our liabilities.  In general, we will apply greater amounts of leverage to lower risk assets and vice versa.  In addition, structural features of our leverage, such as recourse, mark-to-market provisions and duration, factor into the amounts of leverage we are comfortable applying to our assets.  Our sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth.  A summary of selected structural features of our debt as of June 30, 2007 and December 31, 2006 is detailed in the table below:

Interest Bearing Liabilities
(in thousands)	June 30, 2007		December 31, 2006
Weighted average maturity (1)	4.0	yrs.	4.0	yrs.
% Recourse	46.5%		36.9%
% Mark-to-market	40.7%		35.8%

(1) Based upon balances as of June 30, 2007 and December 31, 2006.

A prominent trend in our Interest Bearing Liabilities since 2004 is the increased use of CDOs to finance our portfolio.  Our CDOs are non-recourse, non-mark-to-market, index matched financings that generally carry a lower cost of debt and allow for higher levels of leverage than our other financing sources.  We expect to continue to utilize CDOs to finance both our balance sheet and our investment management businesses going forward.  During the first half of 2007, we did not issue any new CDOs for our balance sheet, however, we continued contributing assets to our previously issued reinvesting CDOs, which have reinvestment periods extending through July 2008 for CDO I and April 2010 for CDO II.  Our CDO liabilities as of June 30, 2007 and December 31, 2006 are described below:

Collateralized Debt Obligations
(in thousands)			June 30, 2007		December 31, 2006
	Issuance Date	Type	Book Value	All in Cost	Book Value	All in Cost
CDO I(1)	7/20/04	Reinvesting	$252,778	6.38%	$252,778	6.39%
CDO II (1)	3/15/05	Reinvesting	298,913	6.03	298,913	6.04
CDO III	8/04/05	Static	264,311	5.34	266,754	5.25
CDO IV(1)	3/15/06	Static	383,746	5.81	394,055	5.81
Total			$1,199,748	5.89%	$1,212,500	5.86%

(1) Floating rate CDO liabilities assume LIBOR at June 30, 2007 and December 31, 2006, of 5.32% and 5.32%, respectively.

Repurchase obligation financings provide us with an important revolving component to our liability structure.  Our repurchase agreements provide stand alone financing for certain assets and interim, or warehouse financing for assets that we plan to contribute to our CDOs.  At any point in time, the amounts and the cost of our repurchase borrowings are based upon the assets being financed — higher risk assets will attract lower levels of leverage at higher costs and vice versa.  The table below summarizes our repurchase agreement liabilities as of June 30, 2007 and December 31, 2006:

Repurchase Agreements
($ in thousands)	June 30, 2007	December 31, 2006
Repurchase commitments	$1,600,000	$1,200,000
Counterparties	7	7
Outstanding repurchase borrowings	$964,807	$704,444
All in cost	L + 1.15%	L + 1.21%

In March 2007, we closed a $50 million senior unsecured revolving credit facility with WestLB AG, which we amended in June 2007, increasing the size to $100 million and adding new lenders to the syndicate. The facility has an initial term of one year (with a one year term out provision at our option) and a maximum term of four years (including extension options). The facility has a cash cost of LIBOR plus 1.50% (7.12% on an all-in effective basis) and we expect to use the facility borrowings for general corporate purposes and working capital needs, including providing additional flexibility for funding loan originations. At June 30, 2007, we had borrowed $75 million under this facility.

The most subordinated component of our debt capital structure is junior subordinated debentures or trust preferred securities.  These securities represent long term, subordinated, unsecured financing and generally carry limited operational covenants.  At June 30, 2007 we had issued $128.9 million of junior subordinated debentures in two separate issuances. Junior subordinated debentures provide us with financing at a cash cost of 7.20% and an all in effective rate of 7.30%.  In March 2007, we sold $75 million of trust preferred securities through a subsidiary, CT Preferred Trust II.  These trust preferred securities have a 30 year term, maturing in April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a cash cost of 7.03% and an all-in effective rate of 7.14% for the first ten years ending April 2017, and thereafter, at a floating rate of three month LIBOR plus 2.25%.

During the first six months of 2007 we did not raise new common equity. Changes in the number of shares were due to option exercises, restricted stock grants and vesting, and stock unit grants during the period.

Shareholders’ Equity

	June 30, 2007	December 31, 2006
Book value (in thousands)	$452,089	$426,272
Shares
Class A common stock	17,064,595	16,932,892
Restricted stock	444,864	480,967
Stock units	83,041	73,848
Options(1)	122,658	230,399
Total	17,715,158	17,718,106
Book value per share	$25.52	$24.06

(1) Dilutive shares issuable upon the exercise of outstanding options assuming a June 30, 2007 stock price and the treasury stock method.

At June 30, 2007, we had 17,509,459 of our class A common stock outstanding including unearned restricted stock.

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

The table below details our interest rate exposure as of June 30, 2007 and December 31, 2006:

Interest Rate Exposure
(in thousands)	June 30, 2007	December 31, 2006
Value Exposure to Interest Rates(1)
Fixed rate assets	$969,621	$1,000,942
Fixed rate liabilities	(406,072)	(331,434)
Interest rate swaps	(529,781)	(560,240)
Net fixed rate exposure	$33,768	$109,268
Weighted average maturity (assets)	7.9yrs	8.2yrs
Weighted average coupon (assets)	7.13%	7.18%

Cash Flow Exposure to Interest Rates(1)
Floating rate assets(2)	$2,162,581	$1,606,969
Floating rate debt less cash	(2,266,330)	(1,816,476)
Interest rate swaps	529,781	560,240
Net floating rate exposure	$426,032	$350,733

Net income impact from 100 bps change in LIBOR	$4,260	$3,507

(1) All values are in terms of face or notional amounts.

(2) December 31, 2006 values do not including one non performing loan that was successfully resolved in the second quarter of 2007.

Other Balance Sheet Items

From time to time we originate loans for our balance sheet and sell a participation in these loans (senior, junior or pari passu) to third parties or to one or more of our investment management vehicles.  In accordance with GAAP, we record these sold participations as assets (as if we owned the participation we sold) and record a matching amount as a liability under the account Participations Sold.  In addition, we record interest earned on these participations sold as interest income with a matching amount recorded as interest expense.  On a net basis, these participations sold have no impact to our shareholder’s equity or our net income.  At June 30, 2007, we had $334.2 million of participations sold, which accrued interest at a rate of LIBOR plus 3.24% (or 8.56%).

Investment Management Overview

In addition to our balance sheet investment activities, we act as an investment manager for third parties.  The purpose of our investment management business is to leverage our platform, generating fee revenue from investing third party capital and in certain instances co-investment income.  Our third party investment management mandates are designed to be complementary to our balance sheet programs and are built around opportunities that we do not pursue directly on balance sheet due to their scale/concentration, risk/return profile and/or regulatory constraints.  In some instances, we co-invest in our investment management vehicles (as described below).  At June 30, 2007, we managed three private equity funds and one separate account through our wholly-owned, taxable, investment management subsidiary, CT Investment Management Co., LLC, or CTIMCO.

Investment Management Mandates
						Incentive Management Fee (1)
	Type	Total Equity Commitments (in millions)	Co- Investment%	Base Management Fee		Company %	Employee %(2)
Fund III	Fund	$425	4.71%	1.42% (Equity)		57%	43%
CT Large Loan	Fund	$325	(4)	0.75% (Assets)	(3)	N/A	N/A
CT High Grade	Sep. Acct.	$250	0%	0.25% (Assets)		N/A	N/A
CTX Fund	Fund	$50	(4)	(5)		(5)	(5)

(1) Fund III earns incentive management fees of 20% of profit after a 10% preferred return on capital and a 100% return of capital, subject to a catch up.

(2) Portions of the Fund III incentive management fees received by us have been allocated to our employees as long term performance awards.

(3) Capped at 1.5% of equity.

(4) Capital Trust, Inc. co-invests on pari passu, asset by asset basis with CT Large Loan Fund and CTX Fund.

(5) CTIMCO serves as collateral manager of the CDOs in which the CTX Fund invests and CTIMCO earns base and incentive management fees as CDO collateral manager.

Fund III is a co-sponsored vehicle with a joint venture partner.  We have a co-investment in the fund and we split incentive management fees with our partner – our partner receives 37.5% of Fund III incentive management fees.  The other funds, CT Large Loan and CTX Fund, and our separate account, CT High Grade, are exclusively sponsored by us and we do not co-invest in these vehicles.  The table below describes the status of our investment management vehicles as of June 30, 2007 and December 31, 2006.

Investment Management Snapshot
(in thousands)	June 30, 2007	December 31, 2006
Fund III
Assets	$121,262	$194,818
Equity	23,274	50,223
Incentive fee collected	—	—
Incentive fees projected(1)	8,078	7,511
Status(2)	Liquidating	Liquidating

CT Large Loan
Assets	$254,618	$157,262
Equity	130,349	79,416
Status(3)	Investing	Investing

CT High Grade
Assets	$207,839	$64,929
Equity	207,839	64,929
Status(3)	Investing	Investing

CTX Fund
Assets(4)	$490,315	N/A
Equity	$7,362	N/A
Status(3)	Investing	N/A

(1) Assumes assets were sold and liabilities were settled on July 1, 2007 at the recorded book value, and the fund’s equity and income was distributed for the respective period ends.

(2) Fund III’s investment period ended in June 2005.

(3) CT Large Loan, CT High Grade, and CTX Fund investment periods expire in May 2008, November 2007, and April 2008, respectively.

(4) Represents the total notional cash exposure to CTX CDO I collateral.

We expect to continue to grow our investment management business, sponsoring additional investment vehicles consistent with the theme of developing mandates that are complementary to our balance sheet activities.

Comparison of Results of Operations: Three Months Ended June 30, 2007 to June 30, 2006 (in thousands, except for per share data)

	2007	2006	$ Change	% Change

Income from loans and other investments:
Interest and related income	$68,797	$46,219	$22,578	48.9%
Less: Interest and related expenses	40,192	26,267	13,925	53.0%
Income from loans and other investments, net	28,605	19,952	8,653	43.4%

Other revenues:
Management fees	582	627	(45)	(7.2)%
Incentive management fees	—	84	(84)	N/A
Servicing fees	45	—	45	N/A
Other	272	120	152	126.7%
Total other revenues	899	831	68	8.2%

Other expenses:
General and administrative	7,832	5,701	2,131	37.4%
Depreciation and amortization	60	2,063	(2,003)	(97.1)%
Total other expenses	7,892	7,764	128	1.6%

Recovery of provision for losses	4,000	—	4,000	N/A

Income/(loss) from equity investments	(230)	403	(633)	(157.1)%

(Benefit)/provision for income taxes	—	(770)	770	N/A

Net income	$25,382	$14,192	$11,190	78.8%

Net income per share - diluted	$1.43	$0.91	$0.52	57.1%

Dividends per share	$0.80	$0.70	$0.10	14.3%

Average LIBOR	5.32%	5.09%	0.23%	4.5%

Income from loans and other investments

Growth in Interest Earning Assets ($1.0 billion or 50% from June 30, 2006 to June 30, 2007) and a $4.3 million interest payment from the successful resolution of our only non performing loan, along with a 4.5% increase in average LIBOR, drove a $22.6 million (49%) increase in interest income between the second quarter of 2006 and the second quarter of 2007.  These same factors, combined with generally higher levels of leverage, resulted in a $13.9 million, or 53%, increase in interest expense for the same period.  On a net basis, net interest margin increased by $8.7 million, or 43%, which was the primary driver of net income growth from the second quarter of 2006 to the second quarter of 2007.

Management  fees

Base management fees from the investment management business were flat as management fees from CT Large Loan, CT High Grade and CTX Fund offset the decrease in the base management fees from Fund II and Fund III.

Incentive management fees

No incentive management fees were received during the second quarter of 2007. In the second quarter of 2006, we received $84,000 of Fund II incentive management fees.

General and administrative expenses

General and administrative expenses include compensation and benefits for employees, operating expenses and professional fees.  Total general and administrative expenses increased 37% between the second quarter of 2006 and the second quarter of 2007, primarily as a result of higher levels of employment costs as well as increased professional fees.

Depreciation and amortization

Depreciation and amortization decreased by $2.0 million between the second quarter of 2006 and the second quarter of 2007 due primarily to the write off of $1.8 million of capitalized costs in the second quarter of 2006 as we expensed all of the capitalized costs relating to an investment management joint venture.

Recovery of provision for losses

The $4.0 million recovery recorded in the second quarter of 2007 related to the successful resolution of our only non performing loan. We received net proceeds of $10.9 million that resulted in the following: a) reduced the carrying value of the loan from $2.6 million to zero b) recorded a $4.0 million recovery of a provision for losses and c) recorded $4.3 million of interest income.

Income/(loss) from equity investments

The loss from equity investments in the second quarter of 2007 resulted primarily from a net loss of $325,000 at Bracor, representing our share of operating losses for the period from January 1, 2007 through March  31, 2007 (we report Bracor’s operating results on a one fiscal quarter lag).  During the second quarter of 2006, income from equity investments was primarily comprised of co-investment income from Fund II and Fund III.

Income taxes

We did not pay any taxes at the REIT level in either second quarter 2006 or 2007.  However, CTIMCO, our investment management subsidiary, is a taxable REIT subsidiary and subject to taxes on its earnings.  In the second quarter of 2007, CTIMCO recorded an operating loss before income taxes of $1.5 million, resulting in an income tax benefit which was fully reserved.  In the second quarter of 2006, CTIMCO recorded an operating loss before income taxes of $1.6 million, which resulted in an income tax benefit of $770,000, which we recorded.

Net income

Net income grew by $11.2 million or 79% from the second quarter of 2006 to the second quarter of 2007, based in large part upon increased net interest income generated by a higher level of Interest Earning Assets and $8.3 million of income from the successful resolution of our only non performing loan. On a diluted per share basis, net income was $1.43 and $0.91 in the second quarter of 2007 and 2006, respectively, representing an increase of 57%.

Dividends

Our second quarter 2007 and 2006 dividends were $0.80 and $0.70 per share, respectively. The increase of $0.10 per share (14%) was driven by growth in our recurring income from operations.

Comparison of Results of Operations: Six Months Ended June 30, 2007 to June 30, 2006 (in thousands, except for per share data)

	2007	2006	$ Change	% Change

Income from loans and other investments:
Interest and related income	$126,247	$77,851	$48,396	62.2%
Less: Interest and related expenses	76,293	43,536	32,757	75.2%
Income from loans and other investments, net	49,954	34,315	15,639	45.6%

Other revenues:
Management fees	1,331	1,235	96	7.8%
Incentive management fees	962	212	750	353.8%
Servicing fees	112	—	112	N/A
Other	582	351	231	65.8%
Total other revenues	2,987	1,798	1,189	66.1%

Other expenses:
General and administrative	14,644	10,826	3,818	35.3%
Depreciation and amortization	1,388	2,340	(952)	(40.7)%
Total other expenses	16,032	13,166	2,866	21.8%

Recovery of provision for losses	4,000	—	4,000	N/A

Income (loss) from equity investments	(933)	722	(1,655)	(229.2)%

(Benefit) provision for income taxes	(254)	(1,471)	1,217	(82.7)%

Net income	$40,230	$25,140	$15,090	60.0%

Net income per share - diluted	$2.27	$1.62	$0.65	40.1%

Dividends per share	$1.60	$1.30	$0.30	23.1%

Average LIBOR	5.32%	4.85%	0.47%	9.7%

Income from loans and other investments

Growth in Interest Earning Assets ($1.0 billion or 50% from June 30, 2006 to June 30, 2007) and an $4.3 million interest payment from the successful resolution of our only non performing loan, along with a 9.7% increase in average LIBOR, drove a $48.4 million (62%) increase in interest income between  2006 and 2007.  These same factors, combined with generally higher levels of leverage, resulted in an $32.8 million, or 75%, increase in interest expense for the same period.  On a net basis, net interest margin increased by $15.6 million, or 46%, which was the primary driver of net income growth.

Management  fees

Base management fees from the investment management business increased as management fees from CT Large Loan, CT High Grade, and CTX Fund offset the decrease in the base management fees from Fund II and Fund III.  Fund II paid its final base management fee to us during the first quarter of 2007.

Incentive management fees

We received a final incentive management fee distribution from Fund II of $962,000 in March 2007 as the fund’s last investment repaid and the fund was liquidated.  In 2006, we received $212,000 of Fund II incentive management fees.

General and administrative expenses

General and administrative expenses include compensation and benefits for employees, operating expenses and professional fees.  Total general and administrative expenses increased 35% between the six months ended June 30,  2006 and the six months ended June 30, 2007, primarily as a result of higher levels of employment costs as well as increased professional fees.

Depreciation and amortization

Depreciation and amortization decreased by $952,000 between the six months ended June 30, 2006 and the six months ended June 30, 2007 due primarily to the write off of $1.8 million of capitalized costs in the second quarter of 2006 as we expensed all of the capitalized costs relating to an investment management joint venture. This was partially offset by the write off of $1.3 million of capitalized costs related to the liquidation of Fund II in the first quarter of  2007.

Recovery of provision for losses

The $4.0 million recovery recorded in the second quarter of 2007 related to the successful resolution of our only non performing loan. We received net proceeds of $10.9 million that resulted in the following: a) reduced the carrying value of the loan from $2.6 million to zero b) recorded a $4.0 million recovery of a provision for losses and c) recorded $4.3 million of interest income.

Income/(loss) from equity investments

The loss from equity investments in the six months ended June 30, 2007 resulted primarily from the amortization of $384,000 of capitalized costs passed through to us from the general partner of Fund II and a net loss of $484,000 at Bracor, representing our share of operating losses for the period from October 1, 2006 through March 31, 2007 (we report Bracor’s operating results on a one fiscal quarter lag).  During the six months ended June 30, 2006, income from equity investments was primarily comprised of co-investment income from Fund II and Fund III.

Income taxes

The $254,000 tax benefit recorded for the six months ended June 30, 2007 was a result of the reversal of a tax liability reserve at Capital Trust, Inc.  We did not pay any taxes at the REIT level in either the six months ended June 30, 2006 or 2007.  However, CTIMCO, our investment management subsidiary, is a taxable REIT subsidiary and subject to taxes on its earnings.  In the six months ended June 30, 2007, CTIMCO recorded an operating loss before income taxes of $3.0 million, resulting in an income tax benefit which was fully reserved.  In the six months ended June 30, 2006, CTIMCO recorded an operating loss before income taxes of $3.1 million, which resulted in an income tax benefit of $1.4 million, which we recorded.

Net income

Net income grew by $15.1 million or 60% from the six months ended June 30, 2006 to the six months ended June 30, 2007, based in large part upon increased net interest income generated by a higher level of Interest Earning Assets and $8.3 million of income from the successful resolution of our only non performing loan.  On a diluted per share basis, net income was $2.27 and $1.62 in the six months ended June 30, 2007 and 2006, respectively, representing an increase of 40%.

Dividends

Our dividends declared for the six months ended June 30, 2007 and 2006 were $1.60 and $1.30 per share, respectively. The increase of $0.30 or 23% was driven by growth in our recurring income from operations.

Liquidity and Capital Resources

We expect to continue to use a significant amount of our available capital resources to originate or purchase new loans and investments for our balance sheet.  We intend to continue to employ leverage on our balance sheet to enhance our return on equity. At June 30, 2007, our net liquidity was as follows:

Net Liquidity
($ in thousands)	June 30, 2007
Available cash	$24,479
Available borrowings	160,905
Net unfunded commitments	(57,775)
Net liquidity	$127,609

At June 30, 2007, we had $24.5 million in cash, $3.8 million in restricted cash and $135.9 million of immediately available liquidity from our repurchase agreements ($128.8 million from master repurchase agreements and $7.1 million from asset specific repurchase agreements) and $25 million from our senior unsecured credit facility.  Our primary sources of liquidity during the next 12 months are expected to be cash on hand, cash generated from operations, principal and interest payments received on loans and investments, additional borrowings under our repurchase agreements and senior unsecured credit facility, and funds raised through CDO issuances, stock offerings, junior subordinated debenture issuances and other capital raising activities.  We believe these sources of capital will be adequate to meet both short term and long term cash requirements.

We experienced a net decrease in cash of $1.7 million for the six months ended June 30, 2007, compared to a net decrease of $14.7 million for the six months ended June 30, 2006.  Cash provided by operating activities during the six months ended June 30, 2007 was $48.7 million, compared to cash provided by operating activities of $31.5 million during the same period of 2006.  The change was primarily due to increased net interest income due to our increased investment originations.  For the six months ended June 30, 2007, cash used in investing activities was $648.8 million, compared to $619.4 million during the same period in 2006.  The change was primarily due to our receiving $276.9 million more in principal repayments during the six months ended June 30, 2007 compared to the six months ended June 30, 2006, as well as originating $298.7 million more in Interest Earning Assets. For the six months ended June 30, 2007, cash provided by financing activities was $598.4 million, compared to $573.2 million during the same period in 2006.  The change was primarily due to our net borrowing activity on repurchase obligations and the proceeds in March 2006 from the issuance of CDO IV, and activity on other debt.

At June 30, 2007, under our repurchase agreements, we had pledged assets that enable us to borrow an additional $135.9 million. We had $643.4 million of credit available for the financing of new and existing unpledged assets pursuant to these sources of financing.  Furthermore, at June 30, 2007, we had $25 million of liquidity available under our senior unsecured credit facility. At June 30, 2007, we had outstanding borrowings under our CDOs of $1.2 billion and outstanding repurchase obligations totaling $964.8 million.  The terms of these agreements are described in Note 7 of the consolidated financial statements.  Additional liquidity will be generated when assets that are currently pledged under repurchase obligations are contributed to our CDOs.  CDOs generally have higher borrowing advance rates than corresponding repurchase obligations. At June 30, 2007, we had additional liquidity of $3.8 million in our CDOs in the form of restricted cash.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates at June 30, 2007.  For financial assets and debt obligations, the table presents cash flows (in certain cases, face adjusted for expected losses) to the expected maturity and weighted average interest rates based upon the current carrying values of the remaining assets and liabilities.  For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates.  Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.  Weighted average variable rates are based on rates in effect as of the reporting date.

	Expected Maturity Dates
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(dollars in thousands)
Assets:
CMBS
Fixed Rate	$7,706	$47,494	$7,026	$17,639	$76,233	$578,526	$734,624	$705,928
Average interest rate	6.68%	6.68%	6.69%	6.68%	6.64%	6.45%	6.49%
Variable Rate	$10,270	$25,501	$33,053	$86,961	—	$19,945	$175,730	$174,469
Average interest rate	8.86%	9.10%	9.55%	10.72%	—	11.70%	10.27%

Loans receivable
Fixed Rate	$8,397	$61,468	$17,967	$1,997	$24,864	$99,618	214,311	$215,073
Average interest rate	8.61%	8.15%	7.67%	7.56%	7.48%	7.36%	7.68%
Variable Rate	$174,528	$992,594	$532,587	$92,970	$10,357	$183,588	1,986,624	$1,987,431
Average interest rate	8.35%	8.24%	8.91%	9.14%	9.17%	8.12%	8.47%

Total return swaps
Variable Rate	—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—	—

Interest rate swaps
Notional amounts	$16,738	$41,825	$49,553	$14,280	$50,023	$357,362	$529,781	$10,531
Average fixed pay rate	4.84%	5.08%	4.77%	5.04%	4.66%	5.04%	4.98%
Average variable receive rate	5.32%	5.32%	5.32%	5.32%	5.32%	5.32%	5.32%

Liabilities:
Repurchase obligations
Variable Rate	$351,524	$344,336	$247,697	$21,250	—	—	$964,807	$964,807
Average interest rate	6.02%	6.26%	6.55%	6.32%	—	—	6.25%

CDOs
Fixed Rate	$8,120	$5,030	$4,396	$2,603	$38,609	$218,439	$277,197	$265,064
Average interest rate	5.18%	5.65%	5.69%	5.28%	5.10%	5.33%	5.31%
Variable Rate	$15,885	$121,226	$201,423	$151,803	$191,314	$238,895	$920,546	$912,674
Average interest rate	5.69%	5.66%	5.94%	5.72%	5.91%	5.78%	5.81%

Senior unsecured credit facility
Variable Rate	—	$75,000	—	—	—	—	$75,000	$75,000
Average interest rate	—	6.82%	—	—	—	—	6.82%

Junior Subordinated Debentures
Fixed Rate	—	—	—	—	—	$128,875	$128,875	$122,528
Average interest rate	—	—	—	—	—	7.20%	7.20%

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

In connection with our purchase on June 15, 2007 of certain assets from PRN Marshall Capital, LLC (“PRNM”), The Survey Companies, LLC (“Survey”, and together with PRNM, the “Company Sellers”), Richard J. Brockman and Lawrence D. Katz, among other things, we issued an aggregate of 16,275 shares of our class A common stock to the Company Sellers who subsequently transferred such shares to various owners of the Company Sellers (the “Stock Issuance”). The Stock Issuance and subsequent transfers were exempt from registration in reliance on Sections 4(2) and 4(1) of the Securities Act of 1933, as amended, respectively.

ITEM 3:	Defaults Upon Senior Securities
None

ITEM 4:	Submission of Matters to a Vote of Security Holders

At the 2007 annual meeting of our shareholders held on June 7, 2007, shareholders considered and voted upon:

1. A proposal to elect nine directors (identified in the table below) to serve until the next annual meeting of shareholders and until such directors’ successors are duly elected and qualify (“Proposal 1”);

2. A proposal to approve and adopt our 2007 long-term incentive plan (“Proposal 2”); and

3. A proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2007 (“Proposal 3”).

The following table sets forth the number of votes in favor, the number of votes opposed, the number of abstentions (or votes withheld in the case of the election of directors) and broker non-votes with respect to each of the foregoing proposals.

Proposal	Votes in Favor	Votes Opposed	Abstentions (Withheld)	Broker Non-Votes

Proposal 1
Samuel Zell	15,448,914	—	533,223	—
Thomas E. Dobrowski	15,673,179	—	308,958	—
Martin L. Edelman	13,266,179	—	2,715,958	—
Craig M. Hatkoff	15,561,044	—	421,093	—
Edward S. Hyman	15,674,519	—	307,618	—
John R. Klopp	15,606,411	—	375,726	—
Henry N. Nassau	15,674,825	—	307,312	—
Joshua A. Polan	15,617,455	—	364,682	—
Lynne B. Sagalyn	15,674,230	—	307,907	—

Proposal 2	10,751,361	2,760,519	683,898	1,786,359

Proposal 3	15,520,294	444,297	17,544	—

ITEM 5:                           Other Information

On November 9, 2006, we commenced our CT High Grade MezzanineSM investment management initiative and entered into three separate account agreements with affiliates of W. R. Berkley Corporation, or WRBC, for an aggregate of $250 million.  On July 25, 2007, we amended the agreements to increase the aggregate commitment of the WRBC affiliates to $350 million.  Pursuant to these agreements, we invest, on a discretionary basis, capital on behalf of WRBC in low risk commercial real estate mortgages, mezzanine loans and participations therein.  WRBC beneficially owns approximately 14.2% of our outstanding class A common stock as of July 29, 2007 and a member of our board of directors is an employee of WRBC. The separate accounts are entirely funded with committed capital from WRBC and are managed by a subsidiary of our wholly-owned investment management subsidiary, CT Investment Management Co. LLC, or CTIMCO.  Each separate account has a one-year investment period with extension provisions. CTIMCO will earn a management fee equal to 0.25% per annum on invested assets.

ITEM 6:                             Exhibits

•	10.1	First Amendment to Credit Agreement, dated as of June 1, 2007, by and among Capital Trust, Inc., the lenders identified therein and WestLB AG, New York Branch.

+	10.2	Capital Trust, Inc. 2007 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14788) filed on June 12, 2007 and incorporated herein by reference).

•	31.1	Certification of John R. Klopp, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	31.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	32.1	Certification of John R. Klopp, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	32.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	99.1	Risk Factors

•              Filed herewith

+              Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL TRUST, INC.

July 31, 2007	/s/ John R. Klopp
Date	John R. Klopp
Chief Executive Officer

July 31, 2007	/s/ Geoffrey G. Jervis
Date	Geoffrey G. Jervis
Chief Financial Officer