Form 10-Q
period 2007-09-30
CAPITAL TRUST INC
filed 2007-11-07
CIK 1061630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of outstanding shares of the registrant’s class A common stock, par value $0.01 per share, as of November 6, 2007 was 17,509,459.

CAPITAL TRUST, INC.

Capital Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2007 and December 31, 2006

(in thousands)

	September 30,	December 31,
	2007	2006
	(unaudited)	(audited)

Assets

Cash and cash equivalents	$23,877	$26,142
Restricted cash	3,741	1,707
Commercial mortgage backed securities	884,222	810,970
Loans receivable	2,101,116	1,754,536
Total return swaps	—	1,815
Equity investment in unconsolidated subsidiaries	17,057	11,485
Deposits and other receivables	27,656	3,128
Accrued interest receivable	15,271	14,888
Interest rate hedge assets	1,126	2,565
Deferred income taxes	3,659	3,609
Prepaid and other assets	21,822	17,719
Total assets	$3,099,547	$2,648,564

Liabilities and Shareholders’ Equity

Liabilities:
Accounts payable and accrued expenses	$31,392	$38,061
Repurchase obligations	888,877	704,444
Collateralized debt obligations	1,195,251	1,212,500
Participations sold	332,638	209,425
Senior unsecured credit facility	75,000	—
Junior subordinated debentures	128,875	51,550
Interest rate hedge liabilities	4,393	1,688
Deferred origination fees and other revenue	2,727	4,624
Total liabilities	2,659,153	2,222,292

Commitments and contingencies

Shareholders’ equity:
Class A common stock, $0.01 par value, 100,000 shares authorized, 17,086 and 16,933 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively (“class A common stock”)	171	169
Restricted class A common stock, $0.01 par value, 423 and 481 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively (“restricted class A common stock” and together with class A common stock, “common stock”)	4	5
Additional paid-in capital	422,870	417,641
Accumulated other comprehensive gain	7,865	12,717
Accumulated earnings/(deficit)	9,484	(4,260)
Total shareholders’ equity	440,394	426,272
Total liabilities and shareholders’ equity	$3,099,547	$2,648,564

See accompanying notes to unaudited consolidated financial statements.

Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Income

Three and Nine Months Ended September 30, 2007 and 2006

 (in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Income from loans and other investments:
Interest and related income	$64,712	$46,011	$190,959	$123,862
Less: Interest and related expenses	43,716	28,838	120,008	72,374
Income from loans and other investments, net	20,996	17,173	70,951	51,488

Other revenues:
Management fees	1,115	748	2,446	1,984
Incentive management fees	—	—	962	212
Servicing fees	173	—	285	—
Other interest income	173	440	754	790
Total other revenues	1,461	1,188	4,447	2,986

Other expenses:
General and administrative	6,840	5,879	21,483	16,706
Depreciation and amortization	61	357	1,450	2,696
Total other expenses	6,901	6,236	22,933	19,402

Recovery of provision for losses	—	—	4,000	—
Income/(loss) from equity investments	(109)	328	(1,042)	1,050
Income before income taxes	15,447	12,453	55,423	36,122
(Benefit)/provision for income taxes	(50)	(984)	(304)	(2,455)
Net income	$15,497	$13,437	$55,727	$38,577

Per share information:
Net earnings per share of common stock:
Basic	$0.88	$0.87	$3.17	$2.51
Diluted	$0.87	$0.86	$3.14	$2.48
Weighted average shares of common stock outstanding:
Basic	17,594,047	15,407,132	17,555,724	15,394,663
Diluted	17,717,282	15,585,880	17,719,881	15,542,306

Dividends declared per share of common stock	$0.80	$0.75	$2.40	$2.05

See accompanying notes to unaudited consolidated financial statements.

Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2007 and 2006

(in thousands)

(unaudited)

			Restricted		Accumulated
		Class A	Class A	Additional	Other
	Comprehensive	Common	Common	Paid-In	Comprehensive	Accumulated
	Income/(Loss)	Stock	Stock	Capital	Income/(Loss)	Deficit	Total

Balance at January 1, 2006		$149	$4	$326,299	$14,879	$(2,481)	$338,850
Net income	$38,577	—	—	—	—	38,577	38,577
Unrealized loss on derivative financial instruments	(1,315)	—	—	—	(1,315)	—	(1,315)
Unrealized loss on available for sale security	(96)	—	—	—	(96)	—	(96)
Amortization of unrealized gain on CMBS	(1,226)	—	—	—	(1,226)	—	(1,226)
Currency translation adjustment	1	—	—	—	1	—	1
Sale of shares of class A common stock under stock option agreements	—	—	—	368	—	—	368
Deferred gain on settlement of swap, net of amortization	—	—	—	—	1,003	—	1,003
Reimbursement of offering expenses	—	—	—	124	—	—	124
Restricted class A common stock earned	—	—	—	2,818	—	—	2,818
Restricted class A common stock forfeited	—	—	—	(45)	—	—	(45)
Issuance of restricted stock	—	—	1	—	—	—	1
Dividends declared on class A common stock	—	—	—	—	—	(31,467)	(31,467)
Balance at September 30, 2006	$35,941	$149	$5	$329,564	$13,246	$4,629	$347,593

Balance at January 1, 2007		$169	$5	$417,641	$12,717	$(4,260)	$426,272
Net income	$55,727	—	—	—	—	55,727	55,727
Unrealized loss on derivative financial instruments	(4,158)	—	—	—	(4,158)	—	(4,158)
Unrealized gain on available for sale security	108	—	—	—	108	—	108
Amortization of unrealized gain on CMBS	(1,259)	—	—	—	(1,259)	—	(1,259)
Currency translation adjustments	810	—	—	—	810	—	810
Issuance of common stock relating to business purchase	—	—	—	707	—	—	707
Sale of class A common stock under stock upon stock option exercise	—	—	—	952	—	—	952
Deferred gain/(loss) on settlement of swap, net of amortization	—	—	—	—	(353)	—	(353)
Restricted class A common stock earned	—	2	(1)	3,570	—	—	3,571
Dividends declared on class A common stock	—	—	—	—	—	(41,983)	(41,983)
Balance at September 30, 2007	$51,228	$171	$4	$422,870	$7,865	$9,484	$440,394

See accompanying notes to unaudited consolidated financial statements.

Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine months ended September 30, 2007 and 2006

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$55,727	$38,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,450	2,696
(Income)/loss from equity investments in unconsolidated subsidiaries	1,042	(1,050)
Distributions of income from equity investments in unconsolidated subsidiaries	425	1,009
Restricted class A common stock earned	3,570	2,818
Amortization of premiums and discounts on loans, CMBS, and debt, net	(1,542)	(1,131)
Amortization of deferred gains on interest rate hedges	(200)	(182)
Stock based compensation	—	(45)
Changes in assets and liabilities, net:
Deposits and other receivables	1,909	5,237
Accrued interest receivable	(383)	(994)
Deferred income taxes	(50)	(1,651)
Prepaid and other assets	3,730	2,261
Deferred origination fees and other revenue	(1,897)	5,301
Accounts payable and accrued expenses	3,701	(814)
Net cash provided by operating activities	67,482	52,032
Cash flows from investing activities:
Purchases of commercial mortgage-backed securities	(110,550)	(384,732)
Principal collections on and proceeds from sale of commercial mortgage-backed securities	37,089	26,548
Origination and purchase of loans receivable	(869,623)	(579,763)
Principal collections on loans receivable	620,189	421,617
Equity investments in unconsolidated subsidiaries	(9,122)	(3,208)
Return of capital from investments in unconsolidated subsidiaries	1,616	3,752
Purchase of total return swaps	—	(4,138)
Proceeds from total return swaps	1,815	5,138
Purchases of equipment and leasehold improvements	(546)	—
Payments for business purchase	(1,853)	—
Payment of capitalized costs	(115)	—
Decrease/(increase) in restricted cash	(2,034)	(6,946)
Net cash used in investing activities	(333,134)	(521,732)
Cash flows from financing activities:
Proceeds from repurchase obligations	1,307,512	878,534
Repayment of repurchase obligations	(1,123,078)	(896,852)
Proceeds from credit facilities	125,000	—
Repayment of credit facilities	(50,000)	—
Issuance of junior subordinated debentures	77,325	51,550
Purchase of common equity in CT Preferred Trust I & CT Preferred Trust II	(2,325)	(1,550)
Proceeds from issuance of collateralized debt obligations	—	429,399
Repayments of collateralized debt obligations	(17,017)	(11,194)
Proceeds from participations sold	—	56,700
Settlement of interest rate hedges	(153)	1,186
Payment of deferred financing costs	(2,474)	(4,681)
Sale of class A common stock upon stock option exercise	952	368
Reimbursement of offering expenses	—	124
Dividends paid on class A common stock	(52,355)	(32,138)
Net cash provided by financing activities	263,387	471,446

Net decrease in cash and cash equivalents	(2,265)	1,746
Cash and cash equivalents at beginning of year	26,142	24,974
Cash and cash equivalents at end of period	$23,877	$26,720

See accompanying notes to unaudited consolidated financial statements

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.     Organization

References herein to “we,” “us” or “our” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a fully integrated, self-managed finance and investment management company that specializes in credit -sensitive structured financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. From the commencement of our finance business in 1997 through September 30, 2007, we have completed over $10.1 billion of investments in the commercial real estate debt arena. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes and we are headquartered in New York City.

2.     Summary of Significant Accounting Policies

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management discussion and analysis of financial condition and results of operations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. In our opinion, all material adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2007. Our accounting and reporting policies conform in all material respects to accounting principles generally accepted in the United States.

Principles of Consolidation

The accompanying unaudited consolidated interim financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries and our interests in variable interest entities in which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. Our interests in CT Preferred Trust I and CT Preferred Trust II, the issuers of trust securities backed by our junior subordinated debentures, are accounted for using the equity method and their assets and liabilities are not consolidated into our financial statements due to our determination that CT Preferred Trust I and CT Preferred Trust II are variable interest entities in which we are not the primary beneficiary under Financial Accounting Standards Board, or FASB, Interpretation No. 46(R), or FIN 46. We account for our co-investment interest in a private equity fund we co-sponsored and continue to manage, CT Mezzanine Partners III, Inc., or Fund III, under the equity method of accounting. We also account for our investment in Bracor Investimentos Imobiliarios Ltda., or Bracor, under the equity method of accounting. As such, we report a percentage of the earnings of Fund III and Bracor equal to our ownership percentage on a single line item in the consolidated statement of operations as income from equity investments.

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

2.     Summary of Significant Accounting Policies, continued

Cash and Cash Equivalents

We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. At September 30, 2007 and December 31, 2006, a majority of the cash and cash equivalents consisted of overnight investments in commercial paper. As of, and for the periods ended, September 30, 2007 and December 31, 2006, we had bank balances in excess of federally insured amounts. We have not experienced any losses on our demand deposits, commercial paper or money market investments.

Restricted Cash

Restricted cash is comprised of $3.7 million that is on deposit with the trustee for our collateralized debt obligations, or CDOs, and is expected to be used to pay contractual interest and principal and to purchase replacement collateral for our reinvesting CDOs during their respective reinvestment periods.

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

During the fourth quarter of 2004, we concluded that two of our CMBS investments had incurred other-than-temporary impairment and we incurred a charge of $5.9 million through the income statement. At September 30, 2007, we believe there has not been any adverse change in cash flows since December 31, 2004, therefore we did not recognize any additional other-than-temporary impairment on any CMBS investments. Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectibility of the principal and interest, net of related expenses, on the underlying loans.

From time to time we purchase CMBS and other investments in which we have a level of control over the issuing entity; we refer to these investments as Controlling Class Investments. The presentation of Controlling Class Investments in our financial statements is governed in part by FIN 46. FIN 46 could require that certain Controlling Class Investments be presented on a consolidated basis. Based upon the specific circumstances of certain of our CMBS investments that are Controlling Class Investments and our interpretation of FIN 46, specifically the exemption for qualifying special purpose entities as defined under FASB Statement of Financial Accounting Standard No. 140, or FAS 140, we have concluded that the entities that have issued the Controlling Class Investments should not be presented on a consolidated basis. We are aware that FAS 140 is currently under review by standard setters and that, as a result of this review, our current interpretation of FIN 46 and FAS 140 may change.

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

2.     Summary of Significant Accounting Policies, continued

The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty. Income from these arrangements would be presented on a net basis. Furthermore, hedge instruments related to these assets and liabilities, currently deemed effective, may no longer be effective and may have to be accounted for as non-hedge derivatives. As of September 30, 2007, we had entered into 24 such transactions, with a book value of the associated assets of $602.7 million financed with repurchase obligations of $435.1 million. Adoption of the aforementioned treatment would result in a reduction in total assets and liabilities on our consolidated balance sheet of $435.1 million and $395.8 million at September 30, 2007 and December 31, 2006, respectively.

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

Accounting for Stock-Based Compensation

We account for stock based compensation in accordance with FASB Statement of Financial Accounting Standards No. 123(R). We have elected to utilize the modified prospective method, and there was no material impact from this adoption. Compensation expense for the time vesting of stock based compensation grants is recognized on the accelerated attribution method and compensation expense for performance vesting of stock based compensation grants is recognized on a straight-line basis.

Comprehensive Income

We comply with the provisions of the FASB Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, or FAS 130, in reporting comprehensive income and its components in the full set of general-purpose financial statements. Total comprehensive income was $51.2 million and $35.9 million, for the periods ended September 30, 2007 and 2006, respectively. The primary component of comprehensive income other than net income was the unrealized gain/(loss) on derivative financial instruments and CMBS. At September 30, 2007, accumulated other comprehensive income was $7.9 million, comprised of

2.     Summary of Significant Accounting Policies, continued

unrealized gains on CMBS of $8.8 million, unrealized losses on cash flow swaps of $3.3 million, $1.6 million of deferred realized gains on the settlement of cash flow swaps, and $810,000 of currency translation adjustments.

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

Reclassifications

Certain reclassifications have been made in the presentation of the prior periods consolidated financial statements to conform to the September 30, 2007 presentation.

Segment Reporting

We operate in two reportable segments. We have an internal information system that produces performance and asset data for the two segments along service lines.

The “Balance Sheet Investment” segment includes our portfolio of interest earning assets (including our co-investments in investment management vehicles and our investment in Bracor) and the financing thereof.

The “Investment Management” segment includes the activities of our wholly-owned investment management subsidiary, CT Investment Management Co. LLC, or CTIMCO and its subsidiaries. CTIMCO is a taxable REIT subsidiary and serves as the investment manager of Capital Trust, Inc., all of our investment management vehicles, all of our CDOs and serves as senior servicer and special servicer on certain of our investments and for third parties. In addition, CTIMCO owns certain of our assets.

Related Party Transactions

On November 9, 2006, we commenced our CT High Grade MezzanineSM investment management initiative and entered into three separate account agreements with affiliates of W. R. Berkley Corporation, or WRBC, for an aggregate of $250 million.  On July 25, 2007, we amended the agreements to increase the aggregate commitment of the WRBC affiliates to $350 million.  Pursuant to these agreements, we invest, on a discretionary basis, capital on behalf of WRBC in low risk commercial real estate mortgages, mezzanine loans and participations therein. The separate accounts are entirely funded with committed capital from WRBC and are managed by a subsidiary of CTIMCO.  Each separate account has a one-year investment period with extension provisions. CTIMCO earns a management fee equal to 0.25% per annum on invested assets.

On April 27, 2007, we purchased a $20 million subordinated interest in a mortgage from a dealer.  Proceeds from the original mortgage financing provide for the construction and leasing of an office building in Washington, D.C that is owned by a joint venture in which an entity 80% controlled by WRBC is one of the two joint venture partners.  WRBC beneficially owns approximately 17.9% of our outstanding class A common stock as of October 19, 2007 and a member of our board of directors is an employee of WRBC.

2.     Summary of Significant Accounting Policies, continued

We believe that the terms of the foregoing transactions are no less favorable than could be obtained by us from unrelated parties on an arm’s length basis.

Business Combination

On June 15, 2007, we purchased a healthcare loan origination platform with 18 employees, located in Birmingham, Alabama. We paid a $2.6 million initial purchase price ($1.9 million in cash and $707,000 in common stock) and we have a contingent obligation to pay up to an additional $1.8 million ($1.1 million in cash and $700,000 in stock) on March 15, 2009, if the acquired business meets certain performance criteria. We have recorded $2.1 million of goodwill associated with the initial purchase price.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FAS 157 applies to reporting periods beginning after November 15, 2007. The Company is currently evaluating the potential effect of the adoption of FAS 157 on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or FAS 159. FAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 applies to reporting periods beginning after November 15, 2007. The Company is currently evaluating the potential effect of the adoption of SFAS 159 on its consolidated financial statements.

3.              Commercial Mortgage Backed Securities

Activity relating to our CMBS investments for the nine months ended September 30, 2007 was as follows ($ values in thousands):

					Weighted Average
Asset Type	Face Value	Book Value	Number of Securities	Number of Issues	Rating (1)	Coupon(2)	Yield(2)	Maturity (Years)(3)

December 31, 2006
Floating Rate	$86,012	$84,807	11	9	BBB-	7.42%	7.51%	2.0
Fixed Rate	764,607	726,163	66	48	BB+	6.68%	7.13%	8.5
Total/Average	850,619	810,970	77	57	BB+	6.75%	7.17%	7.8

Originations - Nine Months
Floating Rate	109,621	109,617	7	4	BB-	9.66%	9.66%	3.8
Fixed Rate	1,000	933	1	1	BB+	6.13%	6.57%	3.3
Total/Average	110,621	110,550	8	5	BB-	9.63%	9.63%	3.8

Repayments & Other (4) - Nine Months
Floating Rate	23,968	23,965	4	2	N/A	N/A	N/A	N/A
Fixed Rate	13,190	13,333	1	1	N/A	N/A	N/A	N/A
Total/Average	37,158	37,298	5	3	N/A	N/A	N/A	N/A

September 30, 2007
Floating Rate	171,665	170,459	14	11	BB	8.88%	8.92%	2.7
Fixed Rate	752,417	713,763	66	48	BB+	6.68%	7.13%	7.8
Total/Average	$924,082	$884,222	80	59	BB+	7.09%	7.48%	6.8

(1)   Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security and exclude $37.9 million face value ($36.9 million book value) of unrated equity investments in collateralized debt obligations.

(2)   Calculations based on LIBOR of 5.12% as of September 30, 2007 and LIBOR of 5.32% as of December 31, 2006.

(3)   Represents the maturity of the investment assuming all extension options are executed.

(4)   Includes full repayments, sale, partial repayments, mark-to-market adjustments on available for sale securities, and the impact of premium and discount amortization and losses, if any. The figures shown in “Number of Securities” and “Number of Issues” represent the full repayments/sales, if any.

As detailed in Note 2, on August 4, 2005, pursuant to the provisions of FAS 115, we made a decision to change the accounting classification of our then portfolio of CMBS investments from available for sale to held to maturity.

While we typically account for our CMBS investments on a held to maturity basis, under certain circumstances we will account for CMBS on an available for sale basis. At September 30, 2007, we had one CMBS investment that we designated and account for on an available for sale basis with a face value of $10.0 million. The security earns interest at a fixed rate of 7.87%. As of September 30, 2007, the security was carried at its fair market value of $10.5 million. The investment matures in February 2010.

Quarterly, we reevaluate our CMBS portfolio to determine if there has been an other-than-temporary impairment based upon our assessment of future cash flow receipts. For the nine months ended September 30, 2007, we believe that there has not been any adverse change in cash flows for our CMBS portfolio and, therefore, did not recognize any other-than-temporary impairments. Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectibility of principal and interest, net of related expenses, on the underlying loans.

Certain of our CMBS investments are carried at values in excess of their market values. This difference can be caused by, among other things, changes in interest rates, changes in credit spreads, realized/unrealized losses and general market conditions. At September 30, 2007, 69 CMBS investments with an aggregate carrying value of $701.4 million were carried at values in excess of their market values. Market value for these CMBS investments was $659.9 million at September 30, 2007. In total, we had 80 CMBS investments with an aggregate carrying value of $884.2 million that have an estimated market value of $853.0 million (this valuation does not include the value of interest rate swaps entered into in conjunction with the purchase/financing of these investments).

4.              Loans Receivable

Activity relating to our loans receivable for the nine months ended September 30, 2007 was as follows ($ values in thousands):

				Weighted Average
Asset Type	Face Value(1)	Book Value(1)	Number of Investments(1)	Coupon(2)	Yield(2)	Maturity (Years)(3)

December 31, 2006
Floating rate (4)
Mortgage loans	$234,419	$234,419	14	7.85%	8.47%	4.0
Subordinate mortgage interests	669,532	668,365	28	8.29%	8.37%	3.9
Mezzanine loans	622,055	621,877	23	9.57%	9.76%	4.3
Total/Average	1,526,006	1,524,661	65	8.75%	8.96%	4.1
Fixed rate
Mortgage loans	—	—	—	—	—	—
Subordinate mortgage interests	42,309	41,486	4	7.78%	7.85%	16.0
Mezzanine loans	187,161	185,751	11	9.07%	9.25%	4.9
Total/Average	229,470	227,237	15	8.80%	8.96%	7.2

Total/Average - December 31, 2006	1,755,476	1,751,898	80	8.75%	8.96%	4.5

Originations(5) - Nine Months
Floating rate
Mortgage loans	422,494	422,494	11	7.49%	7.78%	4.0
Subordinate mortgage interests	226,230	226,080	9	7.97%	8.05%	4.6
Mezzanine loans	461,647	461,647	11	8.50%	8.46%	3.1
Total/Average	1,110,371	1,110,221	31	8.01%	8.12%	3.7
Fixed rate
Mortgage loans	—	—	—	—	—	—
Subordinate mortgage interests	—	—	—	—	—	—
Mezzanine loans	—	—	—	—	—	—
Total/Average	—	—	—	—	—	—

Total/Average	1,110,371	1,110,221	31	8.01%	8.12%	3.7

Repayments & Other(6) - Nine Months
Floating rate
Mortgage loans	53,158	53,158	4	N/A	N/A	N/A
Subordinate mortgage interests	396,013	395,028	9	N/A	N/A	N/A
Mezzanine loans	289,203	289,176	10	N/A	N/A	N/A
Total/Average	738,374	737,362	23	N/A	N/A	N/A
Fixed rate
Mortgage loans	—	—	—
Subordinate mortgage interests	59	(39)	1	N/A	N/A	N/A
Mezzanine loans	25,921	23,680	3	N/A	N/A	N/A
Total/Average	25,980	23,641	4	N/A	N/A	N/A

Total/Average	764,354	761,003	27	N/A	N/A	N/A

September 30, 2007
Floating rate
Mortgage loans	603,755	603,755	21	7.43%	7.73%	3.8
Subordinate mortgage interests	499,749	499,417	28	7.82%	7.85%	3.8
Mezzanine loans	794,499	794,348	24	8.81%	8.85%	3.5
Total/Average	1,898,003	1,897,520	73	8.11%	8.23%	3.7
Fixed rate
Mortgage loans	—	—	—	—	—	—
Subordinate mortgage interests	42,250	41,525	3	7.72%	7.80%	17.5
Mezzanine loans	161,240	162,071	8	8.85%	8.84%	4.5
Total/Average	203,490	203,596	11	8.62%	8.63%	7.1

Total/Average - September 30, 2007	$2,101,493	$2,101,116	84	8.16%	8.27%	4.0

(1)         December 31, 2006 values do not include one non performing loan that was successfully resolved in the second quarter of 2007.

(2)         Calculations based on LIBOR of 5.12% as of September 30, 2007 and LIBOR of 5.32% as of December 31, 2006.

(3)         Represents the maturity of the investment assuming all extension options are executed.

(4)         During the second quarter of 2007, one subordinate mortgage interest with a book value of $6,866 switched from a fixed rate to a floating rate.

(5)         Includes additional fundings on prior period originations. The figures shown in “Number of Investments” represent the actual number of originations during the period.

(6)         Includes full repayments, sales, partial repayments and the impact of premium and discount amortization and losses, if any. The figures shown in “Number of Investments” represent only the full repayments/sales, if any.

4.              Loans Receivable, continued

During the second quarter of 2007, we successfully resolved our only non-performing loan. The loan was a first mortgage with an original principal balance of $8.0 million that reached maturity on July 15, 2000. In December 2002, the loan was written down to $4.0 million. From 2002 to March 31, 2007, we had received $1.4 million in cash collections, which further reduced the carrying value of the loan to $2.6 million. During the second quarter of 2007, we received net proceeds of $10.9 million which resulted in reducing the carrying value of the loan to zero and recording $4.0 million of a recovery of provision for losses and $4.3 million of interest income.

In some instances, we have a further obligation to fund additional amounts under our loan arrangements; we refer to these funding commitments as Unfunded Loan Commitments. At September 30, 2007, we had 15 such Unfunded Loan Commitments for a total future funding obligation of $237.6 million.

In connection with the loan portfolio, at September 30, 2007, we have deferred origination fees, net of direct costs of $2.7 million which are being amortized into income over the life of the loans.

At September 30, 2007, we had $26.4 million included in deposits and other receivables which represented loans that were satisfied and repaid prior to September 30, the proceeds of which had not been remitted to us by our servicers at quarter end.

Quarterly, management reevaluates the reserve for possible credit losses based upon our current portfolio of loans. Each loan in our portfolio is evaluated using our loan risk rating system which considers loan-to-value, debt yield, cash flow stability, exit plan, loan sponsorship, loan structure and any other factors necessary to assess the likelihood of delinquency or default. If we believe that there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our loan, and this potential loss is multiplied by the default likelihood. Management performed its customary detailed review of the entire portfolio for September 30, 2007 and concluded that a reserve for possible credit losses was not warranted.

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

Activity relating to our total return swaps for the nine months ended September 30, 2007 was as follows ($ values in thousands):

					Weighted Average
	Fair Market Value (Book Value)	Cash Collateral	Reference/Loan Participation	Number of Investments	Yield(1)	Maturity (Years) (2)
December 31, 2006	$1,815	$1,815	$40,000	2	20.55%	1.4
Originations- Nine Months	—	—	—	—	—	—
Repayments- Nine Months	1,815	1,815	20,000	1	—	—
September 30, 2007(3)	$—	$—	$20,000	1	—	—

(1) Calculations based on LIBOR of 5.12% as of September 30, 2007 and LIBOR of 5.32% as of December 31, 2006.

(2) Maturity (years) based on initial maturity date of the commitments.

(3) The total return swaps currently have no outstanding balance and a $3.0 million unfunded commitment exists.

The total return swaps are treated as non-hedge derivatives for accounting purposes and, as such, changes in their market value are recorded through the consolidated statements of income. At September 30, 2007, our total return swaps were valued at par and no such consolidated statement of income impact was recorded.

6.              Equity Investment in Unconsolidated Subsidiaries

Pursuant to a venture agreement with a joint venture partner, or the Venture Agreement, entered into in 2000 and subsequently amended in 2003, we have co-sponsored two private equity funds:  CT Mezzanine Partners II LP and CT Mezzanine Partners III, Inc., or Fund II and Fund III, respectively. On March 30, 2007, Fund II was liquidated and as of September 30, 2007, Fund III is the only active fund operating under the aforementioned joint venture. We are a co-investor in  Fund III and our wholly-owned subsidiary, CTIMCO, serves as the investment manager to the fund. The fund has concluded its investment period and is liquidating in the ordinary course. In connection with entering into the Venture Agreement and the formation of the funds, we capitalized certain costs. These costs are being amortized over the expected life of the fund.

In September 2006, we made a founding equity investment in Bracor. During the third quarter of 2007, we increased our commitment in Bracor by $15.0 million. Our total commitment is $30.0 million and at September 30, 2007, we had funded $15.0 million of our commitment. Bracor is owned 24% by us, 47% by Equity International Properties, Ltd., or EIP, and 29% by third parties. Our chairman, Sam Zell, is the chairman of EIP and has an ownership position in EIP. Bracor’s operations are conducted in Brazilian Reais and changes in the USD/Reais exchange rate will impact the carrying value of our investment. At September 30, 2007, the currency translation adjustment for our investment was $812,000 that included a $810,000 change for the nine months ended September 30, 2007 and was recorded as an adjustment to accumulated other comprehensive income/(loss) in shareholders’ equity. Our share of profits and losses from Bracor will be reported one quarter subsequent to the period earned by Bracor.

Activity relating to our equity investment in unconsolidated subsidiaries for the nine months ended September 30, 2007 was as follows ($ values in thousands):

	Fund II	Fund II GP	Fund III	Bracor(1)	Total
Equity Investment
Beginning Balance	$635	$573	$2,929	$5,675	$9,812
Equity investment	—	—	—	9,122	9,122
Company portion of income/(loss)	(152)	(534)	271	(641)	(1,056)

Currency translation adjustments	—	—	—	810	810
Amortization of capitalized costs	—	—	—	—	—
Distributions from funds	(483)	—	(1,558)	—	(2,041)
Ending Balance	$—	$39	$1,642	$14,966	$16,647
Capitalized Costs
Beginning Balance	$1,264	$—	$368	$41	$1,673
Capitalized costs	—	—	—	115	115
Amortization of capitalized costs	(1,264)	—	(114)	—	(1,378)
Ending Balance	$—	$—	$254	$156	$410

Total Balance	$—	$39	$1,896	$15,122	$17,057

(1) Includes $258,000 of additional basis that represents a difference between our share of net assets at Bracor and our carrying value.

During 2007, in conjunction with the liquidation of Fund II, we received our final payment of incentive fees from the fund of $962,000, bringing total incentive fees paid to us from Fund II to $10.6 million. In addition, during the first quarter of 2007, we expensed the remaining capitalized cost associated with Fund II, $1.3 million from our consolidated balance sheet and $384,000 through our equity interest in Fund II GP.

7.              Debt

At September 30, 2007 and December 31, 2006, we had $2.3 billion and $2.0 billion of total debt outstanding, respectively. The balances of each category of debt and their respective coupons and all in effective costs, including the amortization of fees and expenses were as follows ($ values in thousands):

	September 30, 2007				December 31, 2006
	Face Value	Book Value	Coupon(1)	All In Cost	Face Value	Book Value	Coupon(1)	All In Cost
Repurchase Obligations	$888,877	$888,877	6.02%	6.27%	$704,444	$704,444	6.34%	6.53%
Collateralized Debt Obligations
CDO I (Floating)	252,778	252,778	5.74%	6.19%	252,778	252,778	5.94%	6.39%
CDO II (Floating)	298,913	298,913	5.61%	5.84%	298,913	298,913	5.81%	6.04%
CDO III (Fixed)	261,102	263,031	5.22%	5.35%	264,594	266,754	5.22%	5.25%
CDO IV (Floating)(2)	380,529	380,529	5.58%	5.66%	394,055	394,055	5.74%	5.81%
Total CDOs	1,193,322	1,195,251	5.54%	5.75%	1,210,340	1,212,500	5.69%	5.86%

Senior Unsecured Credit Facility	75,000	75,000	6.62%	6.93%	—	—	—	—

Junior Subordinated Debentures	128,875	128,875	7.20%	7.30%	51,550	51,550	7.45%	7.53%

Total	$2,286,074	$2,288,003	5.86%	6.08%	$1,966,334	$1,968,494	5.97%	6.15%

(1) Calculations based on LIBOR of 5.12% as of September 30, 2007 and LIBOR of 5.32% as of December 31, 2006.

(2) Comprised of $365.8 million of floating rate notes sold and $14.7 million of fixed rate notes sold.

Repurchase Obligations

At September 30, 2007, we were party to nine master repurchase agreements with nine counterparties that provide total commitments of $1.8 billion. At September 30, 2007, we borrowed $794.5 million under these agreements and had the ability to borrow an additional $159.0 million without pledging additional collateral.

We were also a party to asset specific repurchase obligations. The term of these agreements are generally one year or less and advance rates are up to 75% with cash costs ranging from LIBOR plus 0.20% to LIBOR plus 2.50%. At September 30, 2007, these asset specific repurchase obligations represent borrowings of $94.4 million and we had the ability to borrow an additional $7.1 million without pledging additional collateral.

In total our borrowings at September 30, 2007 under repurchase agreements were $888.9 million and we had the ability to borrow an additional $166.1 million without pledging additional collateral.

In July 2007, we entered into a master repurchase agreement with Citigroup Financial Products Inc. and Citigroup Global Markets Inc.  The agreement provides for a maximum aggregate commitment of $250 million with a rolling one-year term and individual financing commitments of up to three years.  The agreement is designed to provide us with recourse financing for our general loan and securities investment activity.  Under the agreement, advance rates are up to 92.0% and cash costs of funds range from LIBOR plus 0.40% to LIBOR plus 2.00%.  At September 30, 2007, we had incurred borrowings under the agreement of $10.2 million.

In February 2007, we amended and restated our master repurchase agreements with Bear Stearns & Co., Inc. increasing the combined commitment by $250 million to $450 million. The agreements expire in August 2008 and are designed to finance, on a recourse basis, our general investment activity as well as assets designated for one or more of our CDOs. Under the agreements, advance rates are up to 85.0% and cash costs of funds range from LIBOR plus 0.65% to LIBOR plus 1.25%. At September 30, 2007, we had incurred borrowings under the agreements of $342.7 million and had the ability to borrow an additional $300,000 against the assets collateralizing the borrowings under the agreement.

7.              Debt, continued

In February 2007, we amended and restated one of our master repurchase agreements with Morgan Stanley increasing the commitment by $100 million to $300 million. The agreement expires in July 2009 and is designed to finance, on a recourse basis, our general investment activity. Under the agreement, advance rates are up to 85.0% and cash costs of funds range from LIBOR plus 1.00% to LIBOR plus 2.00%. At September 30, 2007, we had incurred borrowings under the agreements of $108.9 million and had the ability to borrow an additional $127.6 million against the assets collateralizing the borrowings under the agreements.

Collateralized Debt Obligations

At September 30, 2007, we had CDOs outstanding from four separate issuances with a total face value of $1.2 billion. Our existing CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet, representing the amortized sales price of the securities we sold to third parties. In total, our two reinvesting CDOs provide us with $551.7 million of debt financing at a cash cost of LIBOR plus 0.55% (5.67% at September 30, 2007) and an all in effective interest rate (including the amortization of issuance costs) of LIBOR plus 0.87% (6.00% at September 30, 2007). Our two static CDOs provide us with $643.6 million of financing with a cash cost of 5.43% and an all in effective interest rate of 5.53% at September 30, 2007. On a combined basis, our CDOs provide us with $1.2 billion of non-recourse, non-mark-to-market, index matched financing at a weighted average cash cost of 0.42% over the applicable index (5.54% at September 30, 2007) and a weighted average all in cost of 0.63% over the applicable index (5.75% at September 30, 2007).

Senior Unsecured Credit Facility

In March 2007, we closed a $50 million senior unsecured revolving credit facility with WestLB AG, which we amended in June 2007, increasing the size to $100 million and adding new lenders to the syndicate. The facility has an initial term of one year (with a one year term out provision at our option) and a maximum term of four years (including extension options). The facility bears interest at LIBOR plus 1.50% (LIBOR plus 1.81% on an all in basis) and we expect to use the facility borrowings for general corporate purposes and working capital needs, including providing additional flexibility for funding loan originations. At September 30, 2007, we had borrowed $75 million under this facility.

Junior Subordinated Debentures

At September 30, 2007, we had a total of $128.9 million of junior subordinated debentures outstanding (that back $125 million of trust preferred securities sold to third parties). Junior subordinated debentures are comprised of two issuances of debentures, $77.3 million backing $75 million of trust preferred securities sold to third parties in March 2007 and $51.6 million backing $50 million of trust preferred securities sold to third parties in 2006. On a combined basis the securities provide us with $125 million of financing at a cash cost of 7.20% and an all in effective rate of 7.30%.

In March 2007, our statutory trust subsidiary, CT Preferred Trust II sold $75 million of trust preferred securities to third parties and $2.3 million common securities to us. The trust preferred securities have a 30 year term, maturing in April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a fixed rate of 7.03% (or 7.14% including the amortization of fees and expenses) for the first ten years ending April 2017, and thereafter, at a floating rate of three month LIBOR plus 2.25%.

Our interests in CT Preferred Trust I and CT Preferred Trust II are accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that CT Preferred Trust I and CT Preferred Trust II are variable interest entities under FIN 46 and that we are not the primary beneficiary of the entities.  Interest on the junior subordinated debentures is included in interest and related expenses on our consolidated statements of income while the junior subordinated notes are presented as a separate item in our consolidated balance sheet.

8.              Participations Sold

Participations sold represent interests in loans that we originated and subsequently sold to CT Large Loan 2006, Inc and third parties. We present these sold interests as both assets and liabilities (in equal amounts) in conformity with GAAP on the basis that these arrangements do not qualify as sales under FAS 140. At September 30, 2007, we had six such participations sold with a total book balance of $332.6 million at a weighted average coupon of LIBOR plus 3.24% (8.36% at September 30, 2007) and a weighted average yield of LIBOR plus 3.25% (8.37% at September 30, 2007).

8. Participations Sold, continued

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

During the nine months ended September 30, 2007, we paid $153,000 to counterparties in settlement of two interest rate swaps. Recognition of this settlement has been deferred and is being amortized over the remaining life of the previously hedged item using an approximation of the level yield basis.

The following table summarizes the notional and fair values of our derivative financial instruments as of September 30, 2007. The notional value provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk ($ values in thousands):

Hedge	Type	Notional Value	Interest Rate	Maturity	Fair Value
Swap	Cash Flow Hedge	$319,250	5.10%	2015	$(2,924)
Swap	Cash Flow Hedge	73,893	4.58%	2014	632
Swap	Cash Flow Hedge	18,782	3.95%	2011	439
Swap	Cash Flow Hedge	18,270	5.14%	2014	(299)
Swap	Cash Flow Hedge	16,894	4.83%	2014	45
Swap	Cash Flow Hedge	16,377	5.52%	2018	(624)
Swap	Cash Flow Hedge	13,861	5.05%	2016	(81)
Swap	Cash Flow Hedge	12,310	5.02%	2009	(119)
Swap	Cash Flow Hedge	8,007	4.77%	2011	(28)
Swap	Cash Flow Hedge	7,062	5.10%	2016	(69)
Swap	Cash Flow Hedge	6,328	4.78%	2007	6
Swap	Cash Flow Hedge	5,104	5.18%	2016	(75)
Swap	Cash Flow Hedge	4,134	4.76%	2007	4
Swap	Cash Flow Hedge	3,325	5.45%	2015	(110)
Swap	Cash Flow Hedge	2,870	5.08%	2011	(46)
Swap	Cash Flow Hedge	780	5.31%	2011	(18)
Total/Weighted Average		$527,247	4.98%	2014	$(3,267)

As of September 30, 2007, the derivative financial instruments were reported at their fair value of $1.1 million as interest rate hedge assets and $4.4 million as interest rate hedge liabilities. Income and expense associated with these instruments is recorded as interest and related expenses on our consolidated statements of income. The amount of hedge ineffectiveness was not material during any of the periods presented.

10.       Earnings Per Share

The following table sets forth the calculation of Basic and Diluted EPS for the nine months ended September 30, 2007 and 2006 (in thousands, except share and per share amounts):

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS:

Net earnings per share of common stock	$55,727	17,555,724	$3.17	$38,577	15,394,663	$2.51

Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	164,157		—	147,643

Diluted EPS:
Net earnings per share of common stock and assumed conversions	$55,727	17,719,881	$3.14	$38,577	15,542,306	$2.48

The following table sets forth the calculation of Basic and Diluted EPS for the three months ended September 30, 2007 and 2006 (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS:

Net earnings per share of common stock	$15,497	17,594,047	$0.88	$13,437	15,407,132	$0.87

Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	123,235		—	178,748

Diluted EPS:
Net earnings per share of common stock and assumed conversions	$15,497	17,717,282	$0.87	$13,437	15,585,880	$0.86

11.       Income Taxes

We made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal income tax except for the operations of our taxable REIT subsidiary, CTIMCO. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income tax on our taxable income at regular corporate rates. Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income. At September 30, 2007, we were in compliance with all REIT requirements.

12.       Shareholders’ Equity

On September 14, 2007, we declared a dividend of approximately $14.0 million, or $0.80 per share of common stock applicable to the three-month period ended September 30, 2007, which was paid on October 15, 2007 to shareholders of record on September 30, 2007.

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

13.       Employee Benefit and Incentive Plans

We had four incentive plans in effect at September 30, 2007:  (1) the second amended and restated 1997 long-term incentive stock plan, or 1997 Employee Plan, (2) the amended and restated 1997 non-employee director stock plan, or 1997 Director Plan, (3) the amended and restated 2004 long-term incentive plan, or 2004 Employee Plan and (4) the 2007 long-term incentive plan, or 2007 Plan. Activity under these four plans for the nine month period ended September 30, 2007 is summarized in the chart below in share and share equivalents:

Benefit Type	1997 Employee Plan	1997 Director Plan	2004 Employee Plan	2007 Long Term Incentive Plan	Total

Options(1)
Beginning Balance	323,457	76,668	—	—	400,125
Granted	—	—	—	—	—
Exercised	(47,979)	(8,334)	—	—	(56,313)
Canceled	(1,667)	—	—	—	(1,667)
Ending Balance	273,811	68,334	—	—	342,145

Restricted Stock(2)
Beginning Balance	—	—	480,967	—	480,967
Granted	—	—	23,015	—	23,015
Vested	—	—	(80,051)	—	(80,051)
Forfeited	—	—	—	—	—
Ending Balance	—	—	423,931	—	423,931

Stock Units(3)
Beginning Balance	—	73,848	—	—	73,848
Granted	—	6,169	—	8,632	14,801
Converted	—	—	—	—	—
Ending Balance	—	80,017	—	8,632	88,649

Total Outstanding Shares	273,811	148,351	423,931	8,632	854,725

(1)         All options are fully vested as of September 30, 2007.

(2)         Comprised of both performance based awards that vest upon the attainment of certain common equity return thresholds and time based awards that vest based upon an employee’s continued employment on vesting dates.

(3)         Stock units are granted to certain members of our board of directors in lieu of cash compensation for services and in lieu of dividends earned on previously granted stock units.

At our 2007 annual meeting of shareholders held on June 7, 2007, the shareholders approved the adoption of the 2007 Plan. Under the 2007 Plan, a maximum of 700,000 shares of class A common stock may be issued. Effective upon the adoption of shareholders no future awards will occur under our prior plans. At September 30, 2007, there were 691,368 shares available under the 2007 Plan.

13.       Employee Benefit and Incentive Plans, continued

The following table summarizes the outstanding options as of September 30, 2007:

	Options Outstanding		Weighted Average Exercise Price per Share		Weighted Average Remaining Life
Exercise Price per Share	1997 Employee Plan	1997 Director Plan	1997 Employee Plan	1997 Director Plan	1997 Employee Plan	1997 Director Plan
$10.00 - $15.00	43,530	—	$13.41	$—	3.26	—
$15.00 - $20.00	143,613	—	16.43	—	3.59	—
$20.00 - $30.00	86,668	68,334	28.85	30.00	0.54	0.33
Total/W. Average	273,811	68,334	$19.88	$30.00	2.57	0.33

In addition to the equity interests detailed above, we have granted percentage interests in the incentive compensation received by us from certain investment management vehicles that we manage. At September 30, 2007, we had granted to employees, net of forfeitures, 43% of such incentive compensation received by us from Fund III.

14.       Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on our outstanding debt during the nine months ended September 30, 2007 and 2006 was $119.1 million and $70.6 million, respectively. Income taxes recovered (paid) by us during the nine months ended September 30, 2007 and 2006 were $1.5 million and ($197,000), respectively. Non-cash investing and financing activity during the nine months ended September 30, 2007 resulted from investments we made in loans where we sold participations. During the period, we sold $240.7 million of such participations and recorded repayments of $117.5 million on participations previously sold.

At September 30, 2007, we had $26.4 million included in deposits and other receivables which represented loans that were satisfied and repaid prior to September 30, 2007, the proceeds of which had not been remitted to us by our servicers. The reclassification from loans receivable to deposits and other receivables resulted in a non-cash investing activity.

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

The following table details each segment’s contribution to our overall profitability and the identified assets attributable to each such segment for the nine months ended, and as of, September 30, 2007, respectively (in thousands):

	Balance Sheet Investment	Investment Management	Inter-Segment Activities	Total
Income from loans and other investments:
Interest and related income	$189,801	$1,158	$—	$190,959
Less: Interest and related expenses	120,008	—	—	120,008
Income from loans and other investments, net	69,793	1,158	—	70,951

Other revenues:
Management fees	—	11,787	(9,341)	2,446
Incentive management fees	—	962	—	962
Servicing fees	—	285	—	285
Other interest income	1,095	54	(395)	754
Total other revenues	1,095	13,088	(9,736)	4,447

Other expenses:
General and administrative	12,812	18,012	(9,341)	21,483
Other interest expense	—	395	(395)	—
Depreciation and amortization	1,264	186	—	1,450
Total other expenses	14,076	18,593	(9,736)	22,933

Recovery of provision for losses	4,000	—	—	4,000
Income/(loss) from equity investments	(508)	(534)	—	(1,042)

Income (loss) before income taxes	60,304	(4,881)	—	55,423
(Benefit) provision for income taxes	(254)	(50)	—	(304)
Net (loss) income	$60,558	$(4,831)	$—	$55,727

Total Assets	$3,059,131	$52,349	$(11,933)	$3,099,547

All revenues, except for $4.3 million included in interest and related income, were generated from external sources within the United States. The “Investment Management” segment earned fees of $9.3 million for management of the “Balance Sheet Investment” segment and was charged $395,000 for inter-segment interest for the nine months ended September 30, 2007 which is reflected as offsetting adjustments to other interest income and other interest expense in the inter-segment activities column in the table above.

14.       Segment Reporting, continued

The following table details each segment’s contribution to our overall profitability and the identified assets attributable to each such segment for the nine months ended, and as of, September 30, 2006, respectively (in thousands):

	Balance Sheet Investment	Investment Management	Inter-Segment Activities	Total
Income from loans and other investments:
Interest and related income	$123,862	$—	$—	$123,862
Less: Interest and related expenses	72,374	—	—	72,374
Income from loans and other investments, net	51,488	—	—	51,488

Other revenues:
Management fees	—	7,846	(5,862)	1,984
Incentive management fees	—	212	—	212
Other interest income	830	(7)	(33)	790
Total other revenues	830	8,051	(5,895)	2,986

Other expenses:
General and administrative	9,467	13,101	(5,862)	16,706
Other interest expense	—	33	(33)	—
Depreciation and amortization	2,501	195	—	2,696
Total other expenses	11,968	13,329	(5,895)	19,402

Income/(loss) from equity investments	1,120	(70)	—	1,050
Income before income taxes	41,470	(5,348)	—	36,122
(Benefit)/provision for income taxes	—	(2,455)	—	(2,455)
Net income (loss)	$41,470	$(2,893)	$—	$38,577

Total Assets	$2,269,723	$6,481	$(6,539)	$2,269,665

All revenues were generated from external sources within the United States. The “Investment Management” segment earned fees of $5.9 million for management of the “Balance Sheet Investment” segment and $33,000 for inter-segment interest for the nine months ended September 30, 2006.

14.       Segment Reporting, continued

The following table details each segment’s contribution to our overall profitability and the identified assets attributable to each such segment for the three months ended, and as of, September 30, 2007, respectively (in thousands):

	Balance Sheet Investment	Investment Management	Inter-Segment Activities	Total
Income from loans and other investments:
Interest and related income	$63,554	$1,158	$—	$64,712
Less: Interest and related expenses	43,716	—	—	43,716
Income from loans and other investments, net	19,838	1,158	—	20,996

Other revenues:
Management fees	—	2,663	(1,548)	1,115
Servicing fees	—	173	—	173
Other interest income	304	8	(139)	173
Total other revenues	304	2,844	(1,687)	1,461

Other expenses:
General and administrative	2,619	5,769	(1,548)	6,840
Other interest expense	—	139	(139)	—
Depreciation and amortization	—	61	—	61
Total other expenses	2,619	5,969	(1,687)	6,901

Income/(loss) from equity investments	(109)	—	—	(109)
Income (loss) before income taxes	17,414	(1,967)	—	15,447
(Benefit)/provision for income taxes	—	(50)	—	(50)
Net income (loss)	$17,414	$(1,917)	$—	$15,497

Total Assets	$3,059,131	$52,349	$(11,933)	$3,099,547

All revenues were generated from external sources within the United States. The “Investment Management” segment earned fees of $1.5 million for management of the “Balance Sheet Investment” segment and $139,000 for inter-segment interest for the three months ended September 30, 2007.

14.       Segment Reporting, continued

The following table details each segment’s contribution to our overall profitability and the identified assets attributable to each such segment for the three months ended, and as of, September 30, 2006, respectively (in thousands):

	Balance Sheet Investment	Investment Management	Inter-Segment Activities	Total
Income from loans and other investments:
Interest and related income	$46,011	$—	$—	$46,011
Less: Interest and related expenses	28,838	—	—	28,838
Income from loans and other investments, net	17,173	—	—	17,173

Other revenues:
Management fees	—	2,604	(1,856)	748
Other interest income	500	(27)	(33)	440
Total other revenues	500	2,577	(1,889)	1,188

Other expenses:
General and administrative	3,027	4,708	(1,856)	5,879
Other interest expense	—	33	(33)	—
Depreciation and amortization	292	65	—	357
Total other expenses	3,319	4,806	(1,889)	6,236

Income/(loss) from equity investments	348	(20)	—	328
Income (loss) before income taxes	14,702	(2,249)	—	12,453
(Benefit)/provision for income taxes	—	(984)	—	(984)
Net income (loss)	$14,702	$(1,265)	$—	$13,437
Total Assets	$2,269,723	$6,481	$(6,539)	$2,269,665

All revenues were generated from external sources within the United States. The “Investment Management” segment earned fees of $1.9 million for management of the “Balance Sheet Investment” segment and $33,000 for inter-segment interest for the three months ended September 30, 2006.

ITEM 2.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

References herein to “we,” “us” or “our” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. Historical results set forth are not necessarily indicative of our future financial position and results of operations.

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

Introduction

Our business model is designed to produce a mix of net interest margin from our balance sheet investments and fee income plus co-investment income from our investment management operations — with our primary goals being the generation of stable net income and the growth of our dividend. In managing our operations, we focus on originating investments, managing our portfolios and capitalizing our businesses.

Originations

We allocate investment opportunities between our balance sheet and investment management vehicles based upon our assessment of risk and return profiles, the availability and cost of capital, and applicable regulatory restrictions associated with each opportunity. The combination of balance sheet and investment management capabilities allows us to maximize the scope of opportunities upon which we can capitalize. The table below summarizes our gross originations and the allocation of opportunities between our balance sheet and the investment management business for the nine month period ended September 30, 2007 and the year ended December 31, 2006.

Gross Originations(1) (2)	Nine months ended	Year ended
(in thousands)	September 30, 2007	December 31, 2006
Balance sheet	$1,229,557	$2,054,233
Investment management	885,900	65,000
Total originations	$2,115,457	$2,119,233

(1)         Includes total commitments both funded and unfunded.

(2)         Includes $239,656 and $237,964 of participations sold recorded on our balance sheet relating to participations that we sold to CT Large Loan, Inc. for the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively. We have included these originations in balance sheet originations and not in investment management originations in order to avoid double counting.

Our balance sheet investments include commercial mortgage backed securities or CMBS, commercial real estate debt and related instruments, or Loans, and total return swaps which we collectively refer to as our Interest Earning Assets. Originations of Interest Earning Assets for our balance sheet for the nine months ended September 30, 2007 and the year ended December 31, 2006 are detailed in the table below:

Balance Sheet Originations	Nine months ended September 30, 2007			Year ended December 31, 2006
(in thousands)	Originations(1)	Yield(2)	LTV / Rating(3)	Originations(1)	Yield(2)	LTV / Rating(3)
CMBS	$110,621	9.63%	BB-	$394,703	6.45%	BBB-
Loans(4)	1,118,936	8.33	69.0%	1,655,392	9.19	72.1%
Total return swaps	—	—	—	4,138	19.55	N/A
Total / Weighted Average	$1,229,557	8.45%		$2,054,233	8.68%

(1)         Includes total commitments both funded and unfunded.

(2)         Yield on floating rate originations assumes LIBOR at September 30, 2007 and December 31, 2006, of 5.12% and 5.32%, respectively.

(3)         Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security and exclude $37.9 million face value ($36.9 million book value)  of unrated equity investments in collateralized debt obligations.

(4)         Includes $239,656 and $237,964 of participations sold recorded on our balance sheet relating to participations that we sold to CT Large Loan, Inc. for the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively. We have included these originations in balance sheet originations and not in investment management originations in order to avoid double counting.

The table below shows our Interest Earning Assets at September 30, 2007 and December 31, 2006. In any period, the ending balance of Interest Earning Assets will be impacted not only by new balance sheet originations, but also by repayments, advances, sales and losses, if any. As the table below shows, we grew Interest Earning Assets by $420.7 million, or 16%, from year end 2006 to September 30, 2007.

Interest Earning Assets	September 30, 2007			December 31, 2006
(in thousands)	Book Value	Yield(1)	LTV / Rating(3)	Book Value(2)	Yield(1)	LTV / Rating(3)
CMBS	$884,222	7.48%	BB+	$810,970	7.17%	BB+
Loans	2,101,116	8.27	69.0%	1,751,898	8.96	70.4%
Total return swaps	—	—	—	1,815	20.55	N/A
Total / Weighted Average	$2,985,338	8.04%		$2,564,683	8.40%

(1)         Yield on floating rate Interest Earning Assets assumes LIBOR at September 30, 2007 and December 31, 2006, of 5.12% and 5.32%, respectively.

(2)         December 31, 2006 values do not include one non performing loan that was successfully resolved in the second quarter of 2007.

(3)         Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security and exclude $36.9 million of unrated equity investments in collateralized debt obligations.

Some of our originations are not fully funded at closing, creating an obligation for us to make future fundings, which we refer to as Unfunded Loan Commitments. Typically, Unfunded Loan Commitments are part of construction or transitional loans and, as the amount of such loans has increased in our portfolio, so has the amount of our Unfunded Loan Commitments. At September 30, 2007, our gross Unfunded Loan Commitments were $237.6 million and, net of in place financing commitments from our lenders, our net Unfunded Loan Commitments were $46.9 million.

In addition to our investments in Interest Earning Assets, we have two equity investments in unconsolidated subsidiaries as of September 30, 2007. The first is an equity co-investment in a private equity fund that we manage, CT Mezzanine Partners III, Inc., or Fund III. The second is an equity investment we made in 2006 in a Brazilian net lease commercial real estate company, Bracor Investimentos Imobiliarios Ltda., or Bracor, that we helped co-found. The table below details the carrying value of those investments, as well as their capitalized costs.

Equity Investments
(in thousands)	September 30, 2007		December 31, 2006
Fund II	$—		$1,208
Fund III	1,642		2,929
Bracor	14,966		5,675
Capitalized costs/other	449	(1)	1,673	(2)
Total	$17,057		$11,485

(1)          Includes $254,000 and $156,000 of capitalized costs associated with Fund III and Bracor, respectively.

(2)          Includes $1.3 million, $368,000 and $41,000 associated with CT Mezzanine Partners II, LP, Fund III and Bracor, respectively.

Asset Management

We actively manage our balance sheet portfolio and the assets held by our investment management vehicles. While our investments are primarily in the form of debt, which generally means that we have limited influence over the operations of the collateral securing our portfolios, we are aggressive in exercising the rights afforded to us as a lender. These rights can include collateral level budget approval, lease approvals, loan covenant enforcement, escrow/reserve management/collection, collateral release approvals and other rights that we may negotiate. The table below details balance sheet Interest Earning Assets loss experience for the nine months ended September 30, 2007 and the twelve months ended December 31, 2006, and the percentage of non-performing investments at September 30, 2007 and December 31, 2006.

Portfolio Performance
(in thousands)	September 30, 2007	December 31, 2006
Interest Earning Assets	$2,985,338	$2,564,683
Losses
$ Value	$0	$0
Percentage	0.0%	0.0%
Non-performing loans(1)
$ Value	$0	$2,638
Percentage	0.0%	0.1%

(1)          At December 31, 2006, our non-performing loans were comprised of one defaulted first mortgage with an original principal balance of $8.0 million that has since been successfully resolved.

In 2005, we put in place a proprietary risk rating system to assess and track the risk of each of our loans. There was no material change to the weighted average risk rating of the portfolio between December 31, 2006 and September 30, 2007. Based upon our review of the portfolio, we concluded that a reserve for possible credit losses was not warranted on any of our loans for the nine months ended September 30, 2007.

We actively manage our CMBS investments using a combination of quantitative tools and loan/property level analysis in order to monitor the performance of the securities and their collateral versus our original expectations. Securities are analyzed on a monthly basis for delinquency, transfers to special servicing, and changes to the servicer’s watchlist population. Realized loan losses are tracked on a monthly basis and compared to our original loss expectations. On a periodic basis, individual loans of concern are also re-underwritten. Updated collateral loss projections are then compared to our original loss expectations to determine how each investment is performing. Based on our review of the portfolio, we concluded that no impairments were warranted in the nine months ended September 30, 2007.

The ratings performance of our CMBS portfolio over the nine months ended September 30, 2007 and the year ended December 31, 2006 is detailed below:

CMBS Rating Activity(1)	Nine months ended September 30, 2007	Year ended December 31, 2006
Upgrades	25	67
Downgrades	2	3

(1) Represents activity from any of Fitch Ratings, Standard & Poor’s and/or Moody’s Investors Service.

Capitalization

Our balance sheet investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt sources, which we refer to as Interest Bearing Liabilities, currently include repurchase agreements, CDOs, a senior unsecured credit facility, and junior subordinated debentures (which we also refer to as trust preferred securities). Our equity capital is currently comprised entirely of common equity. The chart below shows our capitalization mix as of September 30, 2007 and December 31, 2006:

Capital Structure(1)
(in thousands)	September 30, 2007	December 31, 2006
Repurchase obligations	$888,877	$704,444
Collateralized debt obligations	1,195,251	1,212,500
Senior unsecured credit facility	75,000	—
Junior subordinated debentures	128,875	51,550
Total Interest Bearing Liabilities	$2,288,003	$1,968,494
All In Cost of debt(2)	6.08%	6.15%

Shareholders’ Equity	$440,394	$426,272
Ratio of Interest Bearing Liabilities to Shareholders’ Equity	5.2:1	4.6:1

(1)   Excludes participations sold.

(2)   Floating rate liabilities assume LIBOR at September 30, 2007 and December 31, 2006, of 5.12% and 5.32%, respectively.

We use leverage to enhance our returns on equity, attempting to:  (i) maximize the differential between the yield of our Interest Earning Assets and the cost of our Interest Bearing Liabilities, and (ii) optimize the amount of leverage employed. The use of leverage, however, adds risk to our business, magnifying our shareholders’ exposure to asset level risk by subordinating our equity interests to our debt capital providers. The level of leverage we utilize is based upon the risk associated with our assets, as well as the structure of our liabilities. In general, we will apply greater amounts of leverage to lower risk assets and vice versa. In addition, structural features of our leverage, such as recourse, mark-to-market provisions and duration, factor into the amounts of leverage we are comfortable applying to our assets. Our sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt-to-equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. A summary of selected structural features of our debt as of September 30, 2007 and December 31, 2006 is detailed in the table below:

Interest Bearing Liabilities	September 30, 2007	December 31, 2006
Weighted average maturity (1)	4.2 yrs.	4.0 yrs.
% Recourse	45.9%	36.9%
% Mark-to-market	38.9%	35.8%

(1) Based upon balances as of September 30, 2007 and December 31, 2006.

Over the past few years, we have used CDOs as one method to finance our business.  While we expect to continue to utilize CDOs to finance both our balance sheet and our investment management businesses going forward, the current state of the debt capital markets makes it unlikely that, in the near term, we will be able to issue CDO liabilities similar to our existing CDOs and makes us more reliant on other financing options such as our repurchase facilities.  Unlike our CDOs, our repurchase facilities are shorter term, mark-to-market, recourse liabilities.  Given the additional liquidity risks associated with a portfolio of assets financed with these types of liabilities, we believe that a higher degree of balance sheet liquidity is necessary to manage these liabilities.

Our CDOs are non-recourse, non-mark-to-market, index matched financings that generally carry a lower cost of debt and allow for higher levels of leverage than our other financing sources. During the first nine months of 2007, we did not issue any new CDOs for our balance sheet, however, we continued contributing assets to our previously issued reinvesting CDOs, which have reinvestment periods extending through July 2008 for CDO I and April 2010 for CDO II. Our CDO liabilities as of September 30, 2007 and December 31, 2006 are described below:

Collateralized Debt Obligations			September 30, 2007		December 31, 2006
(in thousands)	Issuance Date	Type	Book Value	All in Cost	Book Value	All in Cost
CDO I(1)	7/20/04	Reinvesting	$252,778	6.19%	$252,778	6.39%
CDO II (1)	3/15/05	Reinvesting	298,913	5.84	298,913	6.04
CDO III	8/04/05	Static	263,031	5.35	266,754	5.25
CDO IV(1)	3/15/06	Static	380,529	5.66	394,055	5.81
Total			$1,195,251	5.75%	$1,212,500	5.86%

(1)          Floating rate CDO liabilities assume LIBOR at September 30, 2007 and December 31, 2006, of 5.12% and 5.32%, respectively.

Repurchase obligation financings provide us with an important revolving component to our liability structure. Our repurchase agreements provide stand alone financing for certain assets and interim, or warehouse financing for assets that we plan to contribute to our CDOs. At any point in time, the amounts and the cost of our repurchase borrowings are based upon the assets being financed — higher risk assets will attract lower levels of leverage at higher costs and vice versa. The table below summarizes our repurchase agreement liabilities as of September 30, 2007 and December 31, 2006:

Repurchase Agreements

($ in thousands)	September 30, 2007	December 31, 2006
Repurchase commitments	$1,800,000	$1,200,000
Counterparties	9	7
Outstanding repurchase borrowings	$888,877	$704,444
All in cost	L + 1.15%	L + 1.21%

In March 2007, we closed a $50 million senior unsecured revolving credit facility with WestLB AG, which we amended in June 2007, increasing the size to $100 million and adding new lenders to the syndicate. The facility has an initial term of one year (with a one year term out provision at our option) and a maximum term of four years (including extension options). The facility has a cash cost of LIBOR plus 1.50% (LIBOR plus 1.81% on an all-in effective basis) and we expect to use the facility borrowings for general corporate purposes and working capital needs, including providing additional flexibility for funding loan originations. At September 30, 2007, we had borrowed $75 million under this facility.

The most subordinated component of our debt capital structure are junior subordinated debentures that back trust preferred securities issued to third parties. These securities represent long term, subordinated, unsecured financing and generally carry limited operational covenants. At September 30, 2007 we had issued $128.9 million of junior subordinated debentures that back $125 million of trust preferred securities sold to third parties in two separate issuances. On a combined basis, the junior subordinated debentures provide us with financing at a cash cost of 7.20% and an all in effective rate of 7.30%. In March 2007, our statutory trust subsidiary, CT Preferred Trust II sold $75 million of trust preferred securities to third parties and $2.3 million common securities to us. These trust preferred securities have a 30 year term, maturing in April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a cash cost of 7.03% and an all-in effective rate of 7.14% for the first ten years ending April 2017, and thereafter, at a floating rate of three month LIBOR plus 2.25%.

During the first nine months of 2007 we did not raise new common equity. Changes in the number of shares resulted from option exercises, restricted stock grants and vesting, stock unit grants, and the purchase of the healthcare loan origination platform.

Shareholders’ Equity

	September 30, 2007	December 31, 2006
Book value (in thousands)	$440,394	$426,272
Shares
Class A common stock	17,085,528	16,932,892
Restricted stock	423,931	480,967
Stock units	88,649	73,848
Options(1)	131,066	230,399
Total	17,729,174	17,718,106
Book value per share	$24.84	$24.06

(1)          Dilutive shares issuable upon the exercise of outstanding options assuming a September 30, 2007 stock price and the treasury stock method.

At September 30, 2007, we had 17,509,459 of our class A common stock outstanding including unearned restricted stock.

Other Balance Sheet Items

Participations sold represent interests in loans that we originated and subsequently sold to CT Large Loan 2006, Inc. and third parties. We present these sold interests as both assets and liabilities (in equal amounts) in conformity with GAAP on the basis that these arrangements do not qualify as sales under FAS 140. At September 30, 2007, we had six such participations sold with a total book balance of $332.6 million at a weighted average yield of LIBOR plus 3.25% (8.37% at September 30, 2007). The income earned on the loans is recorded as interest income and an identical amount is recorded as interest expense on the consolidated statements of income.

Interest Rate Exposure

We endeavor to manage a book of assets and liabilities that are generally matched with respect to interest rates, typically financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities. In some cases, we finance fixed rate assets with floating rate liabilities and, in those cases, we may use interest rate derivatives, such as swaps, to effectively convert the floating rate debt to fixed rate debt. In such instances, the equity we have invested in fixed rate assets is not typically swapped, leaving a portion of our equity capital exposed to changes in value of the fixed rate assets due to interest rate fluctuations. The balance of our assets earn interest at floating rates and are financed with floating rate liabilities, leaving a portion of our equity capital exposed to cash flow variability from fluctuations in rates. Generally, these assets and liabilities earn interest at rates indexed to one month LIBOR.

The table below details our interest rate exposure as of September 30, 2007 and December 31, 2006:

Interest Rate Exposure

(in thousands)	September 30, 2007	December 31, 2006
Value Exposure to Interest Rates(1)
Fixed rate assets	$955,907	$1,000,942
Fixed rate liabilities	(404,744)	(331,434)
Interest rate swaps	(527,247)	(560,240)
Net fixed rate exposure	$23,916	$109,268
Weighted average maturity (assets)	7.7 yrs	8.2 yrs
Weighted average coupon (assets)	7.09%	7.18%

Cash Flow Exposure to Interest Rates(1)
Floating rate assets(2)	$2,069,666	$1,606,969
Floating rate debt less cash	(2,186,350)	(1,816,476)
Interest rate swaps	527,247	560,240
Net floating rate exposure	$410,563	$350,733

Net income impact from 100 bps change in LIBOR	$4,106	$3,507

(1)	All values are in terms of face or notional amounts.
(2)	December 31, 2006 values do not including one non performing loan that was successfully resolved in the second quarter of 2007.

Investment Management Overview

In addition to our balance sheet investment activities, we act as an investment manager for third parties. The purpose of our investment management business is to leverage our platform, generating fee revenue from investing third party capital and in certain instances co-investment income. Our third party investment management mandates are designed to be complementary to our balance sheet programs and are built around opportunities that we do not pursue directly on balance sheet due to their scale/concentration, risk/return profile and/or regulatory constraints. In some instances, we co-invest in our investment management vehicles (as described below). At September 30, 2007, we managed three private equity funds and one separate account through our wholly-owned, taxable, investment management subsidiary, CT Investment Management Co., LLC, or CTIMCO.

Investment Management Mandates

					Incentive Management Fee(1)
	Type	Total Equity Commitments (in millions)	Co- Investment%	Base Management Fee	Company %	Employee %(2)
Fund III	Fund	$425	4.71%	1.42% (Equity)	57%	43%
CT Large Loan	Fund	$325	(4)	0.75% (Assets)(3)	N/A	N/A
CT High Grade	Sep. Acct.	$350	0%	0.25% (Assets)	N/A	N/A
CTX Fund	Fund	$50	(4)	(5)	(5)	(5)

(1)	Fund III earns incentive management fees of 20% of profit after a 10% preferred return on capital and a 100% return of capital, subject to a catch up.
(2)	Portions of the Fund III incentive management fees received by us have been allocated to our employees as long term performance awards.
(3)	Capped at 1.5% of equity.
(4)	We co-invest on a pari passu, asset by asset basis with CT Large Loan Fund and CTX Fund.
(5)	CTIMCO serves as collateral manager of the CDOs in which the CTX Fund invests and CTIMCO earns base and incentive management fees as CDO collateral manager.

Fund III is a co-sponsored vehicle with a joint venture partner. We have a co-investment in the fund and we split incentive management fees with our partner – our partner receives 37.5% of Fund III incentive management fees. The other funds, CT Large Loan and CTX Fund, and our separate account, CT High Grade, are exclusively sponsored by us and we do not co-invest in these vehicles. The table below describes the status of our investment management vehicles as of September 30, 2007 and December 31, 2006.

Investment Management Snapshot

(in thousands)	September 30, 2007	December 31, 2006
Fund III
Assets	$113,928	$194,818
Equity	$21,790	$50,223
Incentive fee collected	$—	$—
Incentive fees projected(1)	$8,162	$7,511
Status(2)	Liquidating	Liquidating

CT Large Loan
Assets	$244,934	$157,262
Equity	$129,718	$79,416
Status(3)	Investing	Investing

CT High Grade
Assets	$231,598	$64,929
Equity	$231,598	$64,929
Status(3)	Investing	Investing

CTX Fund
Assets(4)	$500,000	N/A
Equity	$7,362	N/A
Status(3)	Investing	N/A

(1)          Assumes assets were sold and liabilities were settled on October 1, 2007 and January 1, 2007, respectively, at the recorded book value, and the fund’s equity and income was distributed for the respective period ends.

(2)          Fund III’s investment period ended in June 2005.

(3)          CT Large Loan, CT High Grade, and CTX Fund investment periods expire in May 2008, July 2008, and April 2008, respectively.

(4)          Represents the total notional cash exposure to CTX CDO I collateral.

We expect to continue to grow our investment management business, sponsoring additional investment management vehicles consistent with the theme of developing mandates that are complementary to our balance sheet activities.

Comparison of Results of Operations: Three Months Ended September 30, 2007 to September 30, 2006 (in thousands, except for per share data)

	2007	2006	$ Change	% Change

Income from loans and other investments:
Interest and related income	$64,712	$46,011	$18,701	40.6%
Less: Interest and related expenses	43,716	28,838	14,878	51.6%
Income from loans and other investments, net	20,996	17,173	3,823	22.3%

Other revenues:
Management fees	1,115	748	367	49.1%
Incentive management fees	—	—	—	N/A
Servicing fees	173	—	173	N/A
Other	173	440	(267)	(60.7)%
Total other revenues	1,461	1,188	273	23.0%

Other expenses:
General and administrative	6,840	5,879	961	16.3%
Depreciation and amortization	61	357	(296)	(82.9)%
Total other expenses	6,901	6,236	665	10.7%
Recovery of provision for losses	—	—	—	N/A
Income/(loss) from equity investments	(109)	328	(437)	(133.2)%
(Benefit)/provision for income taxes	(50)	(984)	934	N/A
Net income	$15,497	$13,437	$2,060	15.3%
Net income per share - diluted	$0.87	$0.86	$0.01	1.2%
Dividends per share	$0.80	$0.75	$0.05	6.7%
Average LIBOR	5.43%	5.35%	0.08%	1.5%

Income from loans and other investments

Growth in Interest Earning Assets ($803 million or 37% from September 30, 2006 to September 30, 2007) along with a 1.5% increase in average LIBOR, drove a $18.7 million (41%) increase in interest income between the third quarter of 2006 and the third quarter of 2007. These same factors, combined with generally higher levels of leverage, resulted in a $14.9 million, or 52%, increase in interest expense for the same period. On a net basis, net interest income increased by $3.8 million, or 22%, which was the primary driver of net income growth from the third quarter of 2006 to the third quarter of 2007.

Management  fees

Base management fees from the investment management business increased $367,000 (49%) during the third quarter of 2007 compared with the third quarter of 2006. The increase was attributed to increased management fees earned from CT Large Loan, new fee revenue from CT High Grade and CTX Fund, offset by declining fees increased from Fund III.

Servicing  fees

Servicing fee income during the third quarter of 2007 was $173,000 compared with no such revenue in the third quarter of 2006 as we recognized revenue relating to the servicing contracts acquired as part of our purchase of the healthcare origination platform in June 2007.

General and administrative expenses

General and administrative expenses include compensation and benefits for employees, operating expenses and professional fees. Total general and administrative expenses increased 16% between the third quarter of 2006 and the third quarter of 2007, primarily as a result of higher levels of employment costs (due primarily to the acquisition of the healthcare origination platform, which added 18 new employees) as well as increased professional fees.

Depreciation and amortization

Depreciation and amortization decreased by $296,000 between the third quarter of 2006 and the third quarter of 2007 due primarily to the elimination of the depreciation expense associated with the remaining capitalized costs relating to an investment management joint venture that were fully amortized by the first quarter of 2007.

Income/(loss) from equity investments

The loss from equity investments in the third quarter of 2007 resulted primarily from a net loss of $157,000 at Bracor, representing our share of operating losses for the period from April 1, 2007 through June 30, 2007 (we report Bracor’s operating results on a one fiscal quarter lag). During the third quarter of 2006, income from equity investments was primarily comprised of co-investment income from Fund II and Fund III.

Income taxes

We did not pay any taxes at the REIT level in either third quarter 2006 or 2007. However, CTIMCO, our investment management subsidiary, is a taxable REIT subsidiary and subject to taxes on its earnings. In the third quarter of 2007, CTIMCO recorded an operating loss before income taxes of $2.0 million, which resulted in an income tax benefit of $955,000, $905,000 of which we reserved and $50,000 of which we recorded. In the third quarter of 2006, CTIMCO recorded an operating loss before income taxes of $2.2 million, which resulted in an income tax benefit of $984,000, which we recorded.

Net income

Net income grew by $2.1 million or 15% from the third quarter of 2006 to the third quarter of 2007, based in large part upon increased net interest income generated by a higher level of Interest Earning Assets. On a diluted per share basis, net income was $0.87 and $0.86 in the third quarter of 2007 and 2006, respectively, representing an increase of 1%, as the Company’s shares outstanding increased primarily in association with its equity offerings in November 2006.

Dividends

Our third quarter 2007 and 2006 dividends were $0.80 and $0.75 per share, respectively. The increase of $0.05 per share (7%) was driven by growth in our recurring income from operations.

Comparison of Results of Operations: Nine Months Ended September 30, 2007 to September 30, 2006 (in thousands, except for per share data)

	2007	2006	$ Change	% Change

Income from loans and other investments:
Interest and related income	$190,959	$123,862	$67,097	54.2%
Less: Interest and related expenses	120,008	72,374	47,634	65.8%
Income from loans and other investments, net	70,951	51,488	19,463	37.8%

Other revenues:
Management fees	2,446	1,984	462	23.3%
Incentive management fees	962	212	750	353.8%
Servicing fees	285	—	285	N/A
Other	754	790	(36)	(4.6)%
Total other revenues	4,447	2,986	1,461	48.9%

Other expenses:
General and administrative	21,483	16,706	4,777	28.6%
Depreciation and amortization	1,450	2,696	(1,246)	(46.2)%
Total other expenses	22,933	19,402	3,531	18.2%
Recovery of provision for losses	4,000	—	4,000	N/A
Income (loss) from equity investments	(1,042)	1,050	(2,092)	(199.2)%
(Benefit) provision for income taxes	(304)	(2,455)	2,151	(87.6)%
Net income	$55,727	$38,577	$17,150	44.5%
Net income per share - diluted	$3.14	$2.48	$0.66	26.6%
Dividends per share	$2.40	$2.05	$0.35	17.1%
Average LIBOR	5.36%	5.02%	0.34%	6.8%

Income from loans and other investments

Growth in Interest Earning Assets ($803 million or 37% from September 30, 2006 to September 30, 2007) and a $4.3 million interest payment from the successful resolution of our only non-performing loan, along with a 6.8% increase in average LIBOR, drove a $67.1 million (54%) increase in interest income between  2006 and 2007. These same factors, combined with generally higher levels of leverage, resulted in a $47.6 million, or 66%, increase in interest expense for the same period. On a net basis, net interest income increased by $19.5 million, or 38%, which was the primary driver of net income growth.

Management  fees

Base management fees from the investment management business increased $462,000 (23%) as management fees from CT Large Loan, new fee revenue from CT High Grade, and CTX Fund offset the decrease in the base management fees from Fund II and Fund III. Fund II paid its final base management fee to us during the first quarter of 2007.

Incentive management fees

We received a final incentive management fee distribution from Fund II of $962,000 in March 2007 as the fund’s last investment repaid and the fund was liquidated. In 2006, we received $212,000 of Fund II incentive management fees.

Servicing  fees

Servicing fee income for the nine months ended September 30, 2007 was $285,000 compared with no such revenue in the nine months ended September 30, 2006 as we recognized revenue relating to the servicing contracts acquired as part of our purchase of the healthcare origination platform in June 2007.

General and administrative expenses

General and administrative expenses include compensation and benefits for employees, operating expenses and professional fees. Total general and administrative expenses increased 29% between the nine months ended September 30, 2006 and the nine months ended September 30, 2007, primarily as a result of higher levels of employment costs as well as increased professional fees.

Depreciation and amortization

Depreciation and amortization decreased by $1.2 million between the nine months ended September 30, 2006 and the nine months ended September 30, 2007 due primarily to the write off of $1.8 million of capitalized costs in the third quarter of 2006 as we expensed all of the capitalized costs relating to an investment management joint venture. This was partially offset by the write off of $1.3 million of capitalized costs related to the liquidation of Fund II in the first quarter of  2007.

Recovery of provision for losses

The $4.0 million recovery recorded in the second quarter of 2007 related to the successful resolution of our only non-performing loan. We received net proceeds of $10.9 million that resulted in the following: (a) reduced the carrying value of the loan from $2.6 million to zero (b) recorded a $4.0 million recovery of a provision for losses and (c) recorded $4.3 million of interest income.

Income/(loss) from equity investments

The loss from equity investments in the nine months ended September 30, 2007 resulted primarily from the amortization of $384,000 of capitalized costs passed through to us from the general partner of Fund II and a net loss of $641,000 at Bracor, representing our share of operating losses for the period from October 1, 2006 through June 30, 2007 (we report Bracor’s operating results on a one fiscal quarter lag). During the nine months ended September 30, 2006, income from equity investments was primarily comprised of co-investment income from Fund II and Fund III.

Income taxes

$254,000 of the tax benefit recorded for the nine months ended September 30, 2007 was a result of the reversal of a tax liability reserve at Capital Trust, Inc. We did not pay any taxes at the REIT level in either the nine months ended September 30, 2006 or 2007. However, CTIMCO, our investment management subsidiary, is a taxable REIT subsidiary and subject to taxes on its earnings. In the nine months ended September 30, 2007, CTIMCO recorded an operating loss before income taxes of $4.9 million, which resulted in an income tax benefit of $3.1 million, $2,950,000 of which we reserved and $50,000 of which we recorded. In the nine months ended September 30, 2006, CTIMCO recorded an operating loss before income taxes of $5.3 million, which resulted in an income tax benefit of $2.5 million, which we recorded.

Net income

Net income grew by $17.2 million or 45% from the nine months ended September 30, 2006 to the nine months ended September 30, 2007, based in large part upon increased net interest income generated by a higher level of Interest Earning Assets and $8.3 million of income from the successful resolution of our only non performing loan. On a diluted per share basis, net income was $3.14 and $2.48 in the nine months ended September 30, 2007 and 2006, respectively, representing an increase of 27%, as the Company’s shares outstanding increased primarily in association with its equity offerings in November 2006.

Dividends

Our dividends declared for the nine months ended September 30, 2007 and 2006 were $2.40 and $2.05 per share, respectively. The increase of $0.35 or 17% was driven by growth in our recurring income from operations.

Liquidity and Capital Resources

We expect to continue to use a significant amount of our available capital resources to originate or purchase new loans and investments for our balance sheet. We intend to continue to employ leverage on our balance sheet to enhance our return on equity. At September 30, 2007, our net liquidity was as follows:

Net Liquidity

($ in thousands)	September 30, 2007
Available cash	$23,877
Available borrowings	191,101
Net unfunded commitments	(64,948)
Net liquidity	$150,030

At September 30, 2007, we had total immediate liquidity of $218.7 million comprised of $23.9 million in cash, $3.7 million in restricted cash and $166.1 million of immediately available liquidity from our repurchase agreements ($159.0 million from master repurchase agreements and $7.1 million from asset specific repurchase agreements) and $25 million from our senior unsecured credit facility. Our primary sources of liquidity during the next 12 months are expected to be cash on hand, cash generated from operations, principal and interest payments received on loans and investments, additional borrowings under our repurchase agreements and senior unsecured credit facility, and funds raised through CDO issuances, stock offerings, junior subordinated debenture issuances and other capital raising activities. We believe these sources of capital will be adequate to meet both short term and long term cash requirements.

We experienced a net decrease in cash of $2.3 million for the nine months ended September 30, 2007, compared to a net increase of $1.7 million for the nine months ended September 30, 2006. Cash provided by operating activities during the nine months ended September 30, 2007 was $67.5 million, compared to cash provided by operating activities of $52.0 million during the same period of 2006. The change was primarily due to increased net interest income due to our increased investment originations. For the nine months ended September 30, 2007, cash used in investing activities was $333.1 million, compared to $521.7 million during the same period in 2006. The change was primarily due to our receiving $209.1 million more in principal repayments during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, as well as originating $15.7 million more in Interest Earning Assets. For the nine months ended September 30, 2007, cash provided by financing activities was $263.4 million, compared to $471.4 million during the same period in 2006. The change was primarily due to our net borrowing activity on repurchase obligations and the proceeds in March 2006 from the issuance of CDO IV, and activity on other debt.

At September 30, 2007, under our repurchase agreements, we had pledged assets that enable us to borrow an additional $166.1 million. We had $796.5 million of credit available for the financing of new and existing unpledged assets pursuant to these sources of financing. Furthermore, at September 30, 2007, we had $25 million of liquidity available under our senior unsecured credit facility. At September 30, 2007, we had outstanding borrowings under our CDOs of $1.2 billion and outstanding repurchase obligations totaling $888.9 million. The terms of these agreements are described in Note 7 of the consolidated financial statements and in the capitalization discussion in this Item 2. Additional liquidity will be generated when assets that are currently pledged under repurchase obligations are contributed to our CDOs. CDOs generally have higher borrowing advance rates than corresponding repurchase obligations. At September 30, 2007, we had additional liquidity of $3.7 million in our CDOs in the form of restricted cash.

The following table sets forth information about certain of our contractual obligations as of September 30, 2007:

Contractual Obligations
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)

Long-Term Debt Obligations
Repurchase Obligations	$888,877	$458,387	$430,490	$—	$—
Collateralized Debt Obligations	1,193,322	83,915	364,751	321,564	423,092
Participations Sold	332,789	130,064	161,515	—	41,210
Senior Unsecured Credit Facility	75,000	—	75,000	—	—
Junior Subordinated Debentures	128,875	—	—	—	128,875

Total Long-Term Debt Obligations	2,618,863	672,366	1,031,756	321,564	593,177

Operating Lease Obligations	15,180	975	4,041	2,780	7,384

Total	$2,634,043	$673,341	$1,035,797	$324,344	$600,561

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

Interest Rate Risk

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

Credit Risk

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates at September 30, 2007. For financial assets and debt obligations, the table presents cash flows (in certain cases, face adjusted for expected losses) to the expected maturity and weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on rates in effect as of the reporting date.

	Expected Maturity Dates
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(dollars in thousands )
Assets:
CMBS
Fixed Rate	$5,460	$48,192	$6,866	$16,596	$76,232	$578,457	$731,803	$691,179
Average interest rate	6.90%	6.39%	7.65%	7.00%	7.47%	6.56%	6.68%
Variable Rate	$10,163	$24,877	$29,419	$86,765	—	$20,142	$171,366	$161,853
Average interest rate	7.07%	6.83%	7.45%	9.18%	—	11.02%	8.63%
Loans receivable
Fixed Rate	$464	$61,385	$17,967	$1,997	$24,864	$96,813	$203,490	$211,732
Average interest rate	9.19%	10.68%	8.52%	8.23%	8.42%	7.38%	8.62%
Variable Rate	$121,605	$941,177	$570,814	$118,557	$10,429	$135,421	$1,898,003	$1,871,794
Average interest rate	8.58%	7.96%	8.08%	8.93%	7.87%	8.19%	8.11%
Total return swaps
Variable Rate	—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—	—
Interest rate swaps
Notional amounts	$14,204	$41,825	$49,553	$14,280	$50,023	$357,362	$527,247	$(3,267)
Average fixed pay rate	4.80%	5.08%	4.77%	5.04%	4.66%	5.04%	4.98%
Average variable receive rate	5.12%	5.12%	5.12%	5.12%	5.12%	5.12%	5.12%

Liabilities:
Repurchase obligations
Variable Rate	$73,387	$591,715	$202,525	$21,250	—	—	$888,877	$888,877
Average interest rate	5.78%	5.97%	6.26%	6.12%	—	—	6.02%
CDOs
Fixed Rate	$295	$6,539	$4,396	$2,603	$38,609	$223,428	$275,870	$261,707
Average interest rate	6.82%	5.52%	5.69%	5.28%	5.10%	5.33%	5.31%
Variable Rate	$11,476	$121,226	$201,423	$151,803	$191,314	$240,210	$917,452	$869,816
Average interest rate	5.50%	5.47%	5.74%	5.53%	5.71%	5.58%	5.62%
Senior unsecured credit facility
Variable Rate	—	$75,000	—	—	—	—	$75,000	$75,000
Average interest rate	—	6.62%	—	—	—	—	6.62%
Junior Subordinated Debentures
Fixed Rate	—	—	—	—	—	$128,875	$128,875	$103,891
Average interest rate	—	—	—	—	—	7.20%	7.20%

Participations sold
Variable Rate	—	$165,064	$97,465	$29,050	—	$41,210	$332,789	$328,171
Average interest rate	—	7.83%	8.77%	9.62%	—	8.62%	8.36%

ITEM 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) as of the end of the period covered by this quarterly report was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified  by Securities and Exchange Commission rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no significant changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:                           Legal Proceedings

None

ITEM 1A:                 Risk Factors

In addition to the other information discussed in this quarterly report on Form 10-Q, please consider the risk factors provided in our updated risk factors attached as Exhibit 99.1 which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

ITEM 2:                           Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3:                           Defaults Upon Senior Securities

None.

ITEM 4:                           Submission of Matters to a Vote of Security Holders

None.

ITEM 5:                           Other Information

None.

ITEM 6:                            Exhibits

•*	10.1	Master Repurchase Agreement, dated as of July 30, 2007, by and among Capital Trust, Inc., Citigroup Global Markets Inc. and Citigroup Financial Products Inc.

+	10.2

Capital Trust, Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14788) filed on June 12, 2007 and incorporated herein by reference).

•+	10.3	Form of Award Agreement granting Restricted Shares and Performance Units under the 2007 Plan.

•+	10.4	Form of Restricted Share Award Agreement under the 2007 Plan.

•+	10.5	Form of Performance Unit and Performance Share Award Agreement under the 2007 Plan.

•+	10.6	Form of Stock Option Award Agreement under the 2007 Plan.

•+	10.7	Form of SAR Award Agreement under the 2007 Plan.

•+	10.8	Form of Restricted Share Unit Award Agreement under the 2007 Plan.

•+	10.9	Deferral Election Agreement for Deferred Share Units under the 2007 Plan.

•	31.1	Certification of John R. Klopp, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	31.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	32.1	Certification of John R. Klopp, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	32.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	99.1	Updated Risk Factors from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 28, 2007 with the Securities and Exchange Commission.

•                             Filed herewith

+                            Represents a management contract or compensatory plan or arrangement.

*                            Portions of this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL TRUST, INC.

November 6, 2007	/s/ John R. Klopp
Date	John R. Klopp
Chief Executive Officer

November 6, 2007	/s/ Geoffrey G. Jervis
Date	Geoffrey G. Jervis
Chief Financial Officer