Form 10-K
period 2007-12-31
CAPITAL TRUST INC
filed 2008-03-05
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒
MARKET VALUE
The aggregate market value of the outstanding class A common stock held by non-affiliates of the registrant was approximately $433,053,575 as of June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.
OUTSTANDING STOCK
As of February 20, 2008 there were 17,649,594 outstanding shares of class A common stock. The class A common stock is listed on the New York Stock Exchange (trading symbol “CT”).
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

Overview

We are a fully integrated, self-managed, real estate finance and investment management company that specializes in credit sensitive financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. From the inception of our finance business in 1997 through December 31, 2007, we have completed over $10.5 billion of investments in the commercial real estate debt arena.   We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes and we are headquartered in New York City.

Operating Segments

Segment revenue and profit information is presented in Note 18 to the Consolidated Financial Statements.

Current Market Conditions

During 2007, the global capital markets experienced unprecedented volatility, triggered initially by credit problems in the U.S. subprime residential mortgage sector.  As the year progressed, the “subprime contagion” spread to virtually every debt market, causing dramatic declines in asset prices, widespread illiquidity and massive losses at many financial institutions.  Notwithstanding continuing credit performance in the real estate debt market and strong fundamentals in the underlying property markets, the impact of the global credit crisis on our sector has been acute.  By year end, transaction volume had declined significantly, credit spreads for all forms of mortgage debt had reached all-time highs and issuance levels of commercial mortgage backed securities, or CMBS, had ground to a virtual halt.  Financial institutions still hold significant inventories of unsold loans and CMBS, creating a further overhang on the markets.  We believe that the continuing dislocation in the debt capital markets, coupled with a slowdown in the U.S. economy, have already reduced property valuations and will ultimately impact real estate fundamentals.

In response to these conditions, we significantly reduced the pace of our originations in the second half of 2007, choosing to maintain our liquidity and be patient until the markets had settled.  We believe that ultimately, this environment will create new opportunities in our markets for investors with access to capital and expertise in credit underwriting and financial structuring.  We believe that our balance sheet and investment management businesses will benefit from a market environment where assets are priced and structured more conservatively and there is less competition among investors.

Developments during Fiscal Year 2007

During the year ended December 31, 2007, we originated $2.5 billion of new investments in 109 separate transactions, representing a record year of investment activity for us.  Of this total, we closed $1.5 billion directly for our balance sheet and $1.0 billion for our managed funds and accounts, which we refer to as investment management vehicles.

Driven by these originations, our balance sheet portfolio of interest earning assets (defined as loans, commercial mortgage backed securities, or CMBS, and total return swaps, or TRS) grew from $2.6 billion (159 separate investments) at year end 2006 to $3.1 billion (160 separate investments) at year end 2007.  At year end, we held 80 loans with an aggregate book value of $2.3 billion and an average last dollar loan to value of 67%. Our CMBS portfolio was comprised of 79 bonds with an aggregate book value of $877 million and a weighted average rating of BB+.  At year end, we had one TRS position with an aggregate book value of $0 referencing $20 million of real estate debt.  In addition to interest earning assets, our balance sheet assets include our equity investments in unconsolidated subsidiaries, primarily comprised of our co-investments in our investment management vehicles. All of our investments were performing at year end and, during 2007, we resolved our one defaulted loan, a first mortgage loan with an original principal balance of $8 million, generating a gain of $4.0 million.  During 2007, we did not realize any losses on our investments, however, we did book a reserve of $4.0 million (0.18% of loans) against a $10 million second mortgage loan.

On the capital raising front, we raised $175 million of new balance sheet capital in 2007 through the following transactions:

•
In March 2007, we privately placed $75 million of trust preferred securities through a statutory trust subsidiary, CT Preferred Trust II. The trust preferred securities have a 30-year term, maturing in April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a fixed rate of 7.03% per annum for the first ten years ending April 2017, and thereafter, at a floating rate of three month LIBOR plus 2.25%. Trust preferred securities are backed by and recorded as junior subordinated debentures on our balance sheet and the all in effective cost of these liabilities, including the amortization of fees and expenses, is 7.14%.

•
In March 2007, we closed a $50 million senior unsecured revolving credit facility with WestLB AG, which we amended in June 2007, increasing the size to $100 million and adding new lenders to the syndicate. The facility has an initial term of one year (with a one year term out provision at our option) and a maximum term of four years (including extension options). The facility bears interest at LIBOR plus 1.50% (LIBOR plus 1.80% on an all in basis) and we expect to use the facility borrowings for general corporate purposes and working capital needs, including providing additional flexibility for funding loan originations. At December 31, 2007, we had borrowed $75 million under this facility.

In 2007, we renewed or obtained new repurchase financing commitments totaling $900 million:

•	In February 2007, we increased our total commitment from Bear Stearns by $250 million to $450 million.

•	In February 2007, we increased our total commitment from Morgan Stanley by $100 million to $375 million.

•	In March 2007, we renewed our $250 million master repurchase agreement with JPMorgan, extending the maturity by a full year to October 2008.

•	In July 2007, we entered into a new $250 million master repurchase agreement with Citigroup Financial Products Inc. and Citigroup Global Markets Inc.

•	In October 2007, we amended and restated our master repurchase agreement with Goldman Sachs, increasing the facility’s commitment by $50 million to $200 million.

In July 2007, we received ratings upgrades to seven classes and ratings affirmation on seven classes of our third CDO, CT CDO III.  The ratings action was attributed to the credit quality of the underlying portfolio of CMBS bonds.

In 2007, we continued to expand our investment management business by, (a) raising two new private equity vehicles, CT Opportunity Partners I, LP and the CTX Fund I, L.P., (b) increasing our CT High Grade MezzanineSM account mandate by $100 million and extending its investment period to July 2008, and (c) extending the investment period of CT Large Loan 2006, Inc. by one year to May 2008.   Our investment management business is designed to complement the investing activities of our balance sheet making investments which are senior, junior or pari passu with the balance sheet and, in certain cases, in products that are unsuitable for the balance sheet.

•
CT Opportunity Partners I, LP, or CTOPI, is a multi-investor private equity fund designed to invest in commercial real estate debt and equity investments, specifically taking advantage of the current dislocation in the commercial real estate capital markets.  CTOPI held its initial closing on December 13, 2007, with $314 million of equity commitments ($167 million immediately available) and, subsequent to year end, held two additional closings bringing total equity commitments to $389 million ($271 million immediately available) as of February 20, 2008.  We have committed to invest $25 million in the vehicle and entities controlled by our chairman have committed to invest $20 million.  The fund’s investment period expires in December of 2010, and we earn base management fees as the investment manager of CTOPI (1.64% of committed equity during the investment period and of invested capital thereafter).  In addition, we earn gross incentive management fees of 20% of profits after a 9% preferred return and a 100% return of capital.

•
CTX Fund I, L.P., or the CTX Fund, is a single investor fund designed to invest in collateralized debt obligations, or CDOs, sponsored but not issued by us.  The CTX Fund was initially capitalized with $50 million and, subsequent to year end, the capital commitment was reduced to $10 million as we do not anticipate further investment activity for the account.  We do not earn fees on the CTX Fund, however, we earn CDO management fees from the CDOs in which the CTX Fund invests.  We sponsored one such CDO in 2007, a $500 million CDO secured primarily by credit default swaps referencing CMBS.

•
CT High Grade MezzanineSM, or CT High Grade, closed in November 2006, with a single, related party investor committing $250 million. This separate account does not utilize leverage and we earn management fees of 0.25% per annum of invested assets.  In July 2007, we upsized the account by $100 million to $350 million and extended the investment period to July 2008.

•
CT Large Loan 2006, Inc., or CT Large Loan, closed in May 2006 with total equity commitments of $325 million from eight third party investors. The fund employs leverage (not to exceed a two to one ratio of debt to equity), and we earn management fees of 0.75% per annum of invested assets (capped at 1.5% on invested equity).  In April 2007, we extended the investment period of the fund to May 2008.

Platform

Our platform consists of 53 full time professionals with extensive real estate credit, capital markets and structured finance expertise. Our senior management team has, on average, over 20 years of industry experience. Founded in 1997, our business has been built on long-standing relationships with borrowers, brokers and our origination partners. This extensive network produces a pipeline of investment opportunities from which we select only those transactions that we believe exhibit a compelling risk/return profile. Once a transaction that meets our parameters is identified, we apply a disciplined process founded on four elements:

•	intense credit underwriting;

•	creative financial structuring;

•	efficient capitalization; and

•	aggressive asset management.

The first element, and the foundation of our past and future success, is our expertise in credit underwriting. For each prospective investment, an in-house underwriting team is assigned to perform an intense ground-up analysis of all aspects of credit risk. Our rigorous underwriting process is embodied in our proprietary credit policies and procedures that detail the due diligence steps from initial client contact through closing. We have developed the capability to apply this methodology to a high volume of investment opportunities, including CMBS transactions with a large number of underlying loans, through the combination of personnel, procedures and technology. On all levels, input is received from our finance, capital markets, credit and legal teams, as well as from various third parties, including our credit providers.

Creative financial structuring is the second critical element. In our direct investment programs, we strive to design a customized structure for each investment that provides us with the necessary credit, yield and protective structural features while meeting the varying, and often complex, needs of our clients. We believe our demonstrated ability to structure creative solutions gives us a distinct competitive advantage in the marketplace. In the structured products arena, our broad capital markets expertise enables us to better analyze the risks and opportunities embedded in complex vehicles such as CMBS and synthetic securities.

Efficient capitalization is the third integral element of our platform. We utilize multiple debt and equity products to capitalize our balance sheet and investment management business. We use leverage to increase returns on equity and portfolio diversification, and work diligently to manage the increased risks associated with such leverage. We control financial risk by actively managing our capital structure, seeking to minimize our recourse and mark-to-market exposure and to match the duration and interest rate index of our assets and liabilities (in some cases, utilizing hedging instruments). Our objective is to maximize our return on equity while managing the risk inherent in a leveraged investment strategy. As such, we always seek to maintain adequate liquidity to defend the balance sheet and investment management vehicles against capital market and real estate market volatility.

The final element of our platform is aggressive asset management. We pride ourselves on our active style of managing our portfolios. From the closing of an investment through its final repayment, our dedicated asset management team is in constant contact with our borrowers and servicers, monitoring performance of our collateral and enforcing our rights as necessary. We are rated/approved as a special servicer by all three rating agencies; allowing us to exercise a substantial level of control in certain structured transactions, such as CMBS.

By adhering to these four key elements that define our platform, from July 1997 through December 31, 2007, we have originated over $10.5 billion of investments, both directly and on behalf of our managed investment vehicles, and have limited the loss experience of our portfolios to less than 1.0%.

Business Model

As depicted below, our business model is designed to produce a unique mix of net interest income from our balance sheet investments and fee income from our investment management operations.

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

Currently, we are investing capital for our own account, as well as on behalf of CT Large Loan, CT High Grade, CTX Fund, and CTOPI. All of these entities are designed to complement the activities of our balance sheet. At year end 2007, in addition to our active investment management mandates, we manage one other vehicle, CT Mezzanine Partners III Inc. or Fund III.  Fund III has completed its investment period and is now liquidating in the ordinary course.

We operate our business to qualify as a REIT for federal income tax purposes. Our primary reason for operating as a REIT is to pay dividends to our shareholders on a tax-efficient basis. We manage our balance sheet investments to produce a portfolio that meets the asset and income tests necessary to maintain our REIT qualification and conduct our investment management business through our wholly-owned subsidiary, CT Investment Management Co., LLC, which is subject to federal, state and city income tax.

Investment Strategies

Since 1997, our investment programs have focused on various strategies designed to take advantage of opportunities that have developed in the commercial real estate finance sector. These opportunities have been created largely by the evolution and growing importance of securitization in the commercial real estate debt capital markets. With approximately $3.2 trillion outstanding as of September 30, 2007, the market for U.S. commercial real estate debt is large and dynamic.

Depending on our assessment of relative value, our real estate investments may take a variety of forms including, but not limited to:

•
Mortgage Loans—These are secured property loans evidenced by a first mortgage which is senior to any mezzanine financing and the owner’s equity. These loans may finance stabilized properties, may be bridge loans to finance property owners that require interim funding or may be construction loans. Our mortgage loans range in duration and typically require a balloon payment of principal at maturity. These investments may include pari passu participations in mortgage loans. We may also originate and fund first mortgage loans in which we intend to sell the senior tranche, thereby creating what we refer to as a subordinate mortgage interest.

•
Subordinate Mortgage Interests—Sometimes known as B Notes, these are loans evidenced by a junior participation in a first mortgage, with the senior participation known as an A Note. Although a subordinate mortgage interest may be evidenced by its own promissory note, it shares a single borrower and mortgage with the A Note and is secured by the same collateral. Subordinate mortgage interests have the same borrower and benefit from the same underlying obligation and collateral as the A Note lender. The subordinate mortgage interest is subordinated to the A Note by virtue of a contractual arrangement between the A Note lender and the subordinate mortgage interest lender and in most instances are contractually limited in rights and remedies in the case of default. In some cases, there may be multiple senior and/or junior interests in a single mortgage loan.

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

•
CMBS—These are securities collateralized by pools of individual first mortgage loans. Cash flows from the underlying mortgages are aggregated and allocated to the different classes of securities in accordance with their seniority, typically ranging from the AAA rated through the unrated, first loss tranche. Administration and servicing of the pool is performed by a trustee and servicers, who act on behalf of all security holders in accordance with contractual agreements. Our investments generally represent the subordinated tranches in these pools ranging from the BBB rated through the unrated class. When practical, we are designated the Special Servicer for the CMBS trusts in which we have appropriate ownership interests, enabling us to control the resolution of matters which require lender approval.  We also include select investments in CDOs in this category.

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

2007 was a record year for our company in terms of origination volume, with $2.5 billion of total commitments made for our balance sheet and our investment management vehicles. The following charts illustrate the diversification of the assets we originated in 2007.

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

Employees

As of December 31, 2007, we had 53 full-time employees. Our staff is employed under a co-employment agreement with a third party human resources firm, Ambrose Employer Group, LLC. In addition, our chief executive officer, chief operating officer, chief financial officer and chief credit officer are employed under employment contracts. None of our employees are covered by a collective bargaining agreement and management considers the relationship with our employees to be good. In addition to our staff in New York, Alabama, and Minnesota, we contract for the services of an additional 15 dedicated professionals employed by a  commercial real estate underwriting services firm in Chennai, India.

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

FORWARD LOOKING INFORMATION

Our Annual Report on Form l0-K for the year ended December 31, 2007, our 2007 Annual Report to Shareholders, any of our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K of the Company, or any other oral or written statements made in press releases or otherwise by or on behalf of Capital Trust, Inc., may contain forward looking statements within the meaning of the Section 21E of the Securities and Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward looking statements predict or describe our future operations, business plans, business and investment strategies and portfolio management and the performance of our investments and our investment management business. These forward looking statements are identified by their use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

Our actual results may differ significantly from any results expressed or implied by these forward looking statements. Some, but not all, of the factors that might cause such a difference include, but are not limited to:

•	the general political, economic and competitive conditions, in the United States and foreign jurisdictions wherein we invest;

•	the level and volatility of prevailing interest rates and credit spreads, magnified by the current turmoil in the credit markets;

•	adverse changes in the real estate and real estate capital markets;

•	difficulty in obtaining financing or raising capital, especially in the current credit and equity environment;

•
the deterioration of performance and thereby credit quality of property securing our investments, borrowers and, in general, the risks associated with the ownership and operation of real estate that may cause cash flow deterioration to us and potentially principal losses on our investments;

•	a compression of the yield on our investments and the cost of our liabilities, as well as the level of leverage available to us;

•	adverse developments in the availability of desirable loan and investment opportunities whether they are due to competition, regulation or otherwise;

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

•
authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission, Internal Revenue Service, the New York Stock Exchange, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business; and

•	the risk factors set forth below.

Risks Related to Our Investment Program

Our existing loans and investments expose us to a high degree of risk associated with investing in real estate assets.

Real estate historically has experienced significant fluctuations and cycles in performance that may result in reductions in the value of our real estate related investments. The performance and value of our loans and investments once originated or acquired by us depends upon many factors beyond our control.  The ultimate performance and value of our investments is subject to the varying degrees of risk generally incident to the ownership and operation of the properties which collateralize or support our investments.  The ultimate performance and value of our loans and investments depends upon, in large part, the commercial property owner’s ability to operate the property so that it produces sufficient cash flows necessary either to pay the interest and principal due to us on our loans and investments or pay us as an equity advisor. Revenues and cash flows may be adversely affected by:

•	changes in national economic conditions;

•	changes in local real estate market conditions due to changes in national or local economic conditions or changes in local property market characteristics;

•	the extent of the impact of the current turmoil in the sub-prime residential loan market on credit markets;

•	the lack of demand for commercial real estate collateralized debt obligations, or CDOs, which has been halted as a result of the current turmoil in the credit markets;

•	competition from other properties offering the same or similar services;

•	changes in interest rates and in the state of the debt and equity capital markets;

•	the ongoing need for capital improvements, particularly in older building structures;

•	changes in real estate tax rates and other operating expenses;

•
adverse changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes, hurricanes and other natural disasters, and acts of war or terrorism, which may decrease the availability of or increase the cost of insurance or result in uninsured losses;

•	adverse changes in zoning laws;

•	the impact of present or future environmental legislation and compliance with environmental laws;

•	the impact of lawsuits which could cause us to incur significant legal expenses and divert management’s time and attention from our day-to-day operations; and

•	other factors that are beyond our control and the control of the commercial property owners.

In the event that any of the properties underlying our loans or investments experiences any of the foregoing events or occurrences, the value of, and return on, such investments, our profitability and the market price of our class A common stock would be negatively impacted.

A prolonged economic slowdown, a lengthy or severe recession, or declining real estate values could harm our operations.

We believe the risks associated with our business are more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. Declining real estate values would likely reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of or investment in additional properties, which in turn could lead to fewer opportunities for our investment. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our basis in the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to operate our investment management business, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to the stockholders.

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

Our subordinated investments involve the risks attendant to investments consisting of subordinated loans and similar positions. In many cases, management of our investments and our remedies with respect thereto, including the ability to foreclose on or direct decisions with respect to the collateral securing such investments, is subject to the rights of senior lenders and the rights set forth in inter-creditor or servicing agreements. Our interests and those of the senior lenders and other interested parties may not be aligned.

We may not be able to obtain the level of leverage necessary to optimize our return on investment.

Our return on investment depends, in part, upon our ability to grow our balance sheet portfolio of invested assets and those of our investment management vehicles through the use of leverage at a cost of debt that is lower than the yield earned on our investments. We generally obtain leverage through the issuance of CDOs, repurchase agreements and other borrowings. Our ability to obtain the necessary leverage on beneficial terms ultimately depends upon the quality of the portfolio assets that collateralize our indebtedness. Our failure to obtain and/or maintain leverage at desired levels, or to obtain leverage on attractive terms, would have an adverse effect on our performance or that of our investment management vehicles. Moreover, we are dependent upon a limited universe of lenders to provide financing under repurchase agreements for our origination or acquisition of loans and investments, and there can be no assurance that these agreements will be renewed or extended at expiration. Our ability to obtain financing through CDOs is subject to conditions in the debt capital markets which are impacted by factors beyond our control that may at times be adverse and reduce the level of investor demand for such securities.

We are subject to the risks of holding leveraged investments.

Leverage creates an opportunity for increased return on equity, but at the same time creates risk for us and our investment management vehicles. For example, leveraging magnifies changes in our net worth.  We and our investment management vehicles will leverage assets only when there is an expectation that leverage will provide a benefit, such as enhancing returns, although we cannot assure you that the use of leverage will prove to be beneficial. Increases in credit spreads in the market generally may adversely affect the market value of our investments. Because borrowings under our repurchase agreements and some other agreements are secured by our investments, which are subject to being marked to market by our credit providers, the borrowings available to us may decline if the market value of our investments decline.  Moreover, we cannot assure you that we will be able to meet mark-to-market capital calls or debt service obligations in general and, to the extent such obligations are not met, there is a risk of loss of some or all of our investments through foreclosure or a financial loss if we or they are required to liquidate assets, the impact of which could be magnified if such a liquidation is at a commercially inopportune time.

The leverage providers under our repurchase agreements may elect not to extend financing to us, which could quickly and seriously impair our liquidity.

We finance a meaningful portion of our investments with repurchase agreements, which are short-term financing arrangements. Under the terms of these agreements, we sell an investment to a counterparty for a specified price and concurrently agree to repurchase the same investment from our counterparty at a later date at the specified price. During the term of the repurchase agreement the counterparty makes funds available to us and holds the investment as collateral and we pay them interest on our borrowings. When the term of a repurchase agreement ends, we are required to repurchase the investment for the specified repurchase price. If we want to continue to finance the investment with a repurchase agreement, we ask the counterparty to extend or renew the repurchase agreement for another term. Our counterparties are not required to roll our repurchase agreements upon the expiration of the stated terms, which subjects us to a number of risks. The renewed repurchase agreement could impose more onerous terms upon us, including higher interest rates and lower advance rates (a reduction in the amount of leverage available to us). More significantly, in the event that a counterparty elects not to roll our repurchase financings with them, we would be required pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any investment financed with a repurchase agreement, the counterparty has the right to sell the underlying investment being held as collateral and require us to compensate them for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be sold at a significantly discounted price).

We may guarantee some of our leverage and contingent obligations.

We guarantee the performance of some of our obligations, including, but not limited to, most of our repurchase agreements, derivative agreements, obligations to co-invest in our investment management vehicles and unsecured indebtedness. The non-performance of such obligations may cause losses to us in excess of the capital we initially may have invested or committed under such obligations and there is no assurance that we will have sufficient capital to cover any such losses.

Our secured and unsecured credit agreements may impose restrictions on our operation of the business.

Under our secured and unsecured credit agreements, such as our repurchase agreements and derivative agreements, we may make certain representations, warranties and affirmative and negative covenants that may restrict our ability to operate while still utilizing those sources of credit. Such representations, warranties and covenants may include, but are not limited to, restrictions on corporate guarantees, the maintenance of certain financial ratios, including our ratio of debt to equity capital and our debt service coverage ratio, as well as the maintenance of a minimum net worth, restrictions against a change of control of our company and limitations on alternative sources of capital.  In addition, we are subject to potential margin calls under the terms of our repurchase facilities should the value of our investments decline.  If margin calls are not met, we would be forced to sell investments, which could lead to losses.

Our success depends on the availability of attractive investments and our ability to identify, structure, consummate, leverage, manage and realize returns on attractive investments.

Our operating results are dependent upon the availability of, as well as our ability to identify, structure, consummate, leverage, manage and realize returns on credit sensitive investment opportunities.  In general, the availability of desirable credit sensitive investment opportunities and, consequently, our balance sheet returns and our investment management vehicles’ returns, will be affected by the level and volatility of interest rates, conditions in the financial markets, general economic conditions, the demand for credit sensitive investment opportunities and the supply of capital for such investment opportunities. We cannot make any assurances that we will be successful in identifying and consummating investments which satisfy our rate of return objectives or that such investments, once consummated, will perform as anticipated. In addition, if we are not successful in investing for our investment management vehicles, the potential revenues we earn from management fees and co-investment returns will be reduced. We may expend significant time and resources in identifying and pursuing targeted investments, some of which may not be consummated.

The real estate investment business is highly competitive. Our success depends on our ability to compete with other providers of capital for real estate investments.

Our business is highly competitive. Competition may cause us to accept economic or structural features in our investments that we would not have otherwise accepted and it may cause us to search for investments in markets outside of our traditional product expertise. We compete for attractive investments with traditional lending sources, such as insurance companies and banks, as well as other REITs, specialty finance companies and private equity vehicles with similar investment objectives, which may make it more difficult for us to consummate our target investments. Many of our competitors have greater financial resources and lower costs of capital than we do, which provides them with greater operating flexibility and a competitive advantage relative to us.

Our loans and investments may be subject to fluctuations in interest rates which may not be adequately protected, or protected at all, by our hedging strategies.

Our current balance sheet investment program emphasizes loans with both floating interest rates and fixed interest rates. Floating rate investments earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically one month LIBOR).  These floating rate loans are insulated from changes in value specifically due to changes in interest rates, however, the coupons they earn fluctuate based upon interest rates (again, typically one month LIBOR) and, in a declining and/or low interest rate environment, these loans will earn lower rates of interest and this will impact our operating performance and our dividend.  Fixed interest rate investments, however, do not have adjusting interest rates and, as prevailing interest rates change, the relative value of the fixed cash flows from these investments will cause potentially significant changes in value. Depending on market conditions, fixed rate assets may become a greater portion of our new loan originations. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products.  We believe that no strategy can completely insulate us or our investment management vehicles from the risks associated with interest rate changes and there is a risk that they may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us or our investment management vehicles against the foregoing risks.

Accounting for derivatives under GAAP is extremely complicated. Any failure by us to account for our derivatives properly in accordance with GAAP in our financial statements could adversely affect our earnings. In particular, cash flow hedges which are not perfectly correlated (and appropriately designated and/or documented as such) with a variable rate financing will impact our reported income as gains, and losses on the ineffective portion of such hedges.

Our use of leverage may create a mismatch with the duration and index of the investments that we are financing.

We attempt to structure our leverage to minimize the difference between the term of our investments and the leverage we use to finance such an investment. In the event that our leverage is shorter term than the financed investment, we may not be able to extend or find appropriate replacement leverage and that would have an adverse impact on our liquidity and our returns. In the event that our leverage is longer term than the financed investment, we may not be able to repay such leverage or replace the financed investment with an optimal substitute or at all, which will negatively impact our desired leveraged returns.

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

Our real estate investments and structured financial product investments are relatively illiquid and some are highly illiquid. Such illiquidity may limit our ability to vary our portfolio or our investment management vehicles’ portfolios of investments in response to changes in economic and other conditions.  Illiquidity may result from the absence of an established market for investments as well as the legal or contractual restrictions on their resale. In addition, illiquidity may result from the decline in value of a property securing these investments. We cannot make assurances that the fair market value of any of the real property serving as security will not decrease in the future, leaving our or our investment management vehicles’ investments under-collateralized or not collateralized at all, which could impair the liquidity and value, as well as our return on such investments.

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

Investor demand for commercial real estate CDOs has been substantially curtailed.

The recent turmoil in the structured finance markets, in particular the sub-prime residential loan market, has negatively impacted the credit markets generally, and, as a result, investor demand for commercial real estate CDOs has been substantially curtailed. In recent years, we have relied to a substantial extent on CDO financings to obtain match funded financing for our investments. Until the market for commercial real estate CDOs recovers, we may be unable to utilize CDOs to finance our investments and we may need to utilize less favorable sources of financing to finance our investments on a long-term basis. There can be no assurance as to when demand for commercial real estate CDOs will return or the terms of such securities investors will demand or whether we will be able to issue CDOs to finance our investments on terms beneficial to us.

We may not be able to acquire suitable investments for a CDO issuance, or we may not be able to issue CDOs on attractive terms, which may require us to utilize more costly financing for our investments.

We intend to capitalize on opportunities to finance certain of our investments through the issuance of CDOs. During the period that we are acquiring these investments, we intend to finance our purchases through repurchase agreements. We use these repurchase agreements to finance our acquisition of investments until we have accumulated a sufficient quantity of investments, at which time we may refinance them through a securitization, such as a CDO issuance. As a result, we are subject to the risk that we will not be able to acquire a sufficient amount of eligible investments to maximize the efficiency of a CDO issuance. In addition, conditions in the debt capital markets may make the issuance of CDOs less attractive to us even when we do have a sufficient pool of collateral. If we are unable to issue a CDO to finance these investments, we may be required to utilize other forms of potentially less attractive financing, which may require a larger portion of our cash flows and thereby reduce the amount of cash available for distribution to our stockholders and funds available for operations and investments, and which may also require us to assume higher levels of risk when financing our investments.

We may not be able to find suitable replacement investments for CDOs with reinvestment periods.

Some of our CDOs have periods where principal proceeds received from assets securing the CDO can be reinvested only for a defined period of time, commonly referred to as a reinvestment period. Our ability to find suitable investments during the reinvestment period that meet the criteria set forth in the CDO documentation and by rating agencies may determine the success of our CDO investments. Our potential inability to find suitable investments may cause, among other things, lower returns, interest deficiencies, hyper-amortization of the senior CDO liabilities and may cause us to reduce the life of our CDOs and accelerate the amortization of certain fees and expenses.

The use of CDO financings with over-collateralization and interest coverage requirements may have a negative impact on our cash flow.

The terms of CDOs will generally provide that the principal amount of investments must exceed the principal balance of the related bonds by a certain amount and that interest income exceeds interest expense by a certain amount. Generally, CDO terms provide that, if certain delinquencies, losses, and/or or other factors cause a decline in collateral or cash flow levels, the cash flow otherwise payable on our retained subordinated classes may be redirected to repay classes of CDOs senior to ours until the issuer or the collateral is in compliance with the terms of the governing documents. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive net income from assets pledged to secure CDOs. We cannot assure you that the performance tests will be satisfied. With respect to future CDOs we may issue, we cannot assure you, in advance of completing negotiations with the rating agencies or other key transaction parties as to the actual terms of the delinquency tests, over-collateralization and interest coverage terms, cash flow release mechanisms or other significant factors upon which net income to us will be calculated. Failure to obtain favorable terms with regard to these matters may adversely affect the availability of net income to us. If our investments fail to perform as anticipated, our over-collateralization, interest coverage or other credit enhancement expense associated with our CDO financings will increase.

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

The commercial mortgage and mezzanine loans we originate or acquire and the commercial mortgage loans underlying the commercial mortgage backed securities in which we invest are subject to delinquency, foreclosure and loss, which could result in losses to us.

Our commercial mortgage and mezzanine loans are secured by commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things, tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, and changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

Our investments in subordinated commercial mortgage backed securities and similar investments are subject to losses.

In general, losses on an asset securing a mortgage loan included in a securitization will be borne first by the equity holder of the property and then by the most junior security holder, referred to as the “first loss” position. In the event of default and the exhaustion of any equity support and any classes of securities junior to those in which we invest (and in some cases we may be invested in the junior most classes of securitizations), we may not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage backed securities, the securities in which we invest may incur significant losses.  Subordinate interests generally are not actively traded and are relatively illiquid investments and recent volatility in CMBS trading markets has caused the value of these investments to decline.

The prices of lower credit quality commercial mortgage backed securities, or CMBS, are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns and underlying borrower developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality CMBS because the ability of borrowers to make principal and interest payments on the mortgages underlying the mortgage backed securities may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against the loss of our principal on these securities.

We may invest in non-performing assets that are subject to a higher degree of financial risk.

We will make investments in non-performing or other troubled assets that involve a high degree of financial risk and there can be no assurance that our investment objectives will be realized or that there will be any return on our investment. Furthermore, investments in properties operating in workout modes or under bankruptcy protection laws may, in certain circumstances, be subject to additional potential liabilities that could exceed the value of our original investment.

The impact of the events of September 11, 2001 and the effect thereon on terrorism insurance expose us to certain risks.

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

In addition, the events of September 11, 2001 created significant uncertainty regarding the ability of real estate owners of high profile assets to obtain insurance coverage protecting against terrorist attacks at commercially reasonable rates, if at all. The Terrorism Risk Insurance Act of 2002, or TRIA, was extended in December 2007.  Coverage under the new law, the Terrorism Risk Insurance Program Reauthorization Act, or TRIPRA, now expires in 2014.  There is no assurance that TRIPRA will be extended beyond 2014. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties that we invest in are unable to obtain affordable insurance coverage, the value of those investments could decline and in the event of an uninsured loss, we could lose all or a portion of our investment.

The economic impact of any future terrorist attacks could also adversely affect the credit quality of some of our loans and investments. Some of our loans and investments will be more susceptible to such adverse effects than others. We may suffer losses as a result of the adverse impact of any future attacks and these losses may adversely impact our results of operations.

Our non-U.S. investments will expose us to certain risks.

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

We may from time to time invest a portion of our assets in non-U.S. investments or in instruments denominated in non-U.S. currencies, the prices of which will be determined with reference to currencies other than the U.S. dollar. We may hedge our foreign currency exposure. To the extent unhedged, the value of our non-U.S. assets will fluctuate with U.S. dollar exchange rates as well as the price changes of our investments in the various local markets and currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. An increase in the value of the U.S. dollar compared to the other currencies in which we make our investments will reduce the effect of increases and magnify the effect of decreases in the prices of our securities in their local markets. We could realize a net loss on an investment, even if there were a gain on the underlying investment before currency losses were taken into account. We may seek to hedge currency risks by investing in currencies, currency futures contracts and options on currency futures contracts, forward currency exchange contracts, swaps, options or any combination thereof (whether or not exchange traded), but there can be no assurance that these strategies will be effective, and such techniques entail costs and additional risks.

There are increased risks involved with construction lending activities.

We originate loans for the construction of commercial and residential use properties. Construction lending generally is considered to involve a higher degree of risk than other types of lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion of a project, the dependency upon the successful operation of the project (such as achieving satisfactory occupancy and rental rates) for repayment, the difficulties in estimating construction costs and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity.

Some of our investments and investment opportunities may be in synthetic form.

Synthetic investments are contracts between parties whereby payments are exchanged based upon the performance of an underlying obligation. In addition to the risks associated with the performance of the obligation, these synthetic interests carry the risk of the counterparty not performing its contractual obligations. Market standards, GAAP accounting methodology and tax regulations related to these investments are evolving, and we cannot be certain that their evolution will not adversely impact the value or sustainability of these investments. Furthermore, our ability to invest in synthetic investments, other than through a taxable REIT subsidiaries, may be severely limited by the REIT qualification requirements because synthetic investment contracts generally are not qualifying assets and do not produce qualifying income for purposes of the REIT asset and income tests.

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

Our ability to develop and operate our business depends to a substantial extent upon the experience, relationships and expertise of our senior management and key employees. We cannot assure you that these individuals will remain in our employ. The employment agreements with (i) our chief executive officer, John R. Klopp, expires on December 31, 2008, unless further extended, (ii) our chief operating officer, Stephen D. Plavin, expires on December 28, 2008 (subject to our option to extend for an additional twelve months), unless further extended, (iii) our chief financial officer, Geoffrey G. Jervis, expires on December 31, 2009 (subject to our option to extend for an additional twelve months), unless further extended, and (iv) our chief credit officer, Thomas C. Ruffing, expires on December 31, 2008, unless further extended. The loss of the services of our senior management and key employees could have a material adverse effect on our operations.

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

If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company and limitations on corporate leverage that would have an adverse impact on our investment returns.

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

By virtue of their direct and indirect share ownership, John R. Klopp, a director and our chief executive officer, Craig M. Hatkoff, a director and former officer, and other shareholders indirectly owned by trusts for the benefit of our chairman of the board, Samuel Zell, have the power to significantly influence our affairs and are able to influence the outcome of matters required to be submitted to shareholders for approval, including the election of our directors, amendments to our charter, mergers, sales of assets and other acquisitions or sales. The influence exerted by these shareholders over our affairs might not be consistent with the interests of some or all of our other shareholders. As of February 20, 2008, these shareholders collectively own and control 2,127,393 shares of our class A common stock representing approximately 12.1% of our outstanding class A common stock.

W. R. Berkley Corporation, or WRBC, owns 3,133,300 shares of our class A common stock which represents 17.8% of our outstanding class A common stock as of February 20, 2008. An officer of WRBC serves on our board of directors and, therefore, has the power to significantly influence our affairs. Through its significant ownership of our class A common stock, WRBC may have the ability to influence matters submitted for shareholder approval. The influence exerted by WRBC over our affairs might not be consistent with the interests of some or all of our other shareholders.

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

If voting rights are not approved at the shareholders’ meeting or if the acquiring person does not deliver the statement required by Maryland law, then, subject to certain conditions and limitations, we may redeem for fair value any or all of the control shares, except those for which voting rights have previously been approved. If voting rights for control shares are approved at a shareholders’ meeting and the acquiror may then vote a majority of the shares entitled to vote, then all other shareholders may exercise appraisal rights. The fair value of the shares for purposes of these appraisal rights may not be less than the highest price per share paid by the acquiror in the control share acquisition. The control share acquisition statute does not apply to shares acquired in a merger, consolidation or share exchange if we are not a party to the transaction, nor does it apply to acquisitions approved or exempted by our charter or bylaws. Our bylaws contain a provision exempting certain holders identified in our bylaws from this statute, including WRBC, family partnerships controlled separately by John R. Klopp and Craig M. Hatkoff, and a limited liability company indirectly controlled by a trust for the benefit of Samuel Zell and his family.

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

Although our class A common stock is listed on the New York Stock Exchange, the daily trading volume of our shares of class A common stock has historically been lower than the trading volume for certain other companies. As a result, the ability of a holder to sell a substantial number of shares of our class A common stock in a timely manner without causing a substantial decline in the market value of the shares, especially by means of a large block trade, may be restricted by the limited trading volume of the shares of our class A common stock.

Risks Related to our REIT Status and Certain Other Tax Items

Our charter does not permit any individual to own more than 9.9% of our class A common stock, and attempts to acquire our class A common stock in excess of the 9.9% limit would be void without the prior approval of our board of directors.

For the purpose of preserving our qualification as a REIT for federal income tax purposes, our charter prohibits direct or constructive ownership by any individual of more than a certain percentage, currently 9.9%, of the lesser of the total number or value of the outstanding shares of our class A common stock as a means of preventing ownership of more than 50% of our class A common stock by five or fewer individuals. The charter’s constructive ownership rules are complex and may cause the outstanding class A common stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual. As a result, the acquisition of less than 9.9% of our outstanding class A common stock by an individual or entity could cause an individual to own constructively in excess of 9.9% of our outstanding class A common stock, and thus be subject to the charter’s ownership limit. There can be no assurance that our board of directors, as permitted in the charter, will increase, or will not decrease, this ownership limit in the future. Any attempt to own or transfer shares of our class A common stock in excess of the ownership limit without the consent of our board of directors will be void, and will result in the shares being transferred by operation of the charter to a charitable trust, and the person who acquired such excess shares will not be entitled to any distributions thereon or to vote such excess shares.

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

We intend to pay quarterly dividends and to make distributions to our shareholders in amounts so that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. There are no assurances that we will be able to pay dividends in the future. In addition, some of our distributions may include a return of capital, which would reduce the amount of capital available to operate our business.

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

Complying with REIT requirements may cause us to forego otherwise attractive opportunities and limit our expansion opportunities.

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

In order to qualify as a REIT, we must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Internal Revenue Code. The total value of all of our investments in taxable REIT subsidiaries cannot exceed 20% of the value of our total assets. In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences.

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

Our principal executive and administrative offices are located in approximately 15,000 square feet of office space leased at 410 Park Avenue, New York, New York 10022. Our telephone number is (212) 655-0220 and our website address is http://www.capitaltrust.com. Our lease for office space expires in October 2018.

Item 3.	Legal Proceedings

We are not party to any material litigation or legal proceedings, or, to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of 2007.

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

	High	Low	Dividend
2007
Fourth Quarter	$38.17	$26.91	$2.70	(1)
Third Quarter	37.37	30.65	0.80
Second Quarter	47.39	34.14	0.80
First Quarter	55.27	43.70	0.80

2006
Fourth Quarter	$50.62	$39.70	$1.40	(2)
Third Quarter	42.97	33.89	0.75
Second Quarter	35.62	29.69	0.70
First Quarter	34.32	29.60	0.60

2005
Fourth Quarter	$32.30	$28.87	$0.80
Third Quarter	34.50	30.57	0.55
Second Quarter	34.97	32.06	0.55
First Quarter	34.00	28.86	0.55

(1)	Comprised of a regular quarterly dividend of $0.80 per share and a special dividend of $1.90 per share.
(2)	Comprised of a regular quarterly dividend of $0.75 per share and a special dividend of $0.65 per share.

The last reported sale price of the class A common stock on February 20, 2008 as reported on the NYSE composite transaction tape was $28.50.  As of February 20, 2008, there were 410 holders of record of the class A common stock. By including persons holding shares in broker accounts under street names, however, we estimate our shareholder base to be approximately 9,205 as of February 20, 2008.

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

Our dividend policy is subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon our taxable income, our financial condition, our maintenance of REIT status and other factors that our board of directors deems relevant. All dividends declared in 2006 and 2007 are ordinary income. In accordance with Internal Revenue Service guidance, we are required to report the amount of excess inclusion income earned by the Company. In 2007, we calculated excess inclusion income to be $925,000 or 1.1% of our total distributions.

We did not repurchase any of our common stock during the year ended December 31, 2007.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2007, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	240,478	$19.39	685,430
Equity compensation plans not approved by security holders (2)	—	—	—
Total	240,478	$19.39	685,430

(1)
The number of securities remaining for future issuance in 2007 consists of 685,430 shares issuable under our 2007 long-term incentive plan which was approved by our shareholders. Awards under the plan may include restricted stock, unrestricted stock, stock options, stock units, stock appreciation rights, performance shares, performance units, deferred share units or other equity-based awards, as the board of directors may determine.

(2)	All of our equity compensation plans have been approved by security holders.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data, which was derived from our historical consolidated financial statements included in our Annual Reports on Form 10-K, for the years ended 2003 through 2007.

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

	Years ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except for per share data)
STATEMENT OF INCOME DATA:
REVENUES:
Interest and investment income	$254,505	$176,758	$86,753	$46,639	$38,577
Management and advisory fees	10,330	4,407	13,124	7,863	8,020
Total revenues	264,835	181,165	99,877	54,502	46,597
OPERATING EXPENSES:
Interest expense	162,377	104,607	37,229	20,141	19,575
General and administrative expenses	29,956	23,075	21,939	15,229	13,320
Depreciation and amortization	1,810	3,049	1,114	1,100	1,057
Unrealized loss on available for sale securities for other than temporary impairment	—	—	—	5,886	—
(Recapture of)/provision for allowance for possible credit losses	—	—	—	(6,672)	—
Total operating expenses	194,143	130,731	60,282	35,684	33,952
Gain on sale of investments	15,077	—	4,951	300	—
Income/(loss) from equity investments	(2,109)	898	(222)	2,407	1,526
Income before income tax expense	83,660	51,332	44,324	21,525	14,171
Income tax expense/(benefit)	(706)	(2,735)	213	(451)	646
NET INCOME/(LOSS) ALLOCABLE TO COMMON STOCK:	$84,366	$54,067	$44,111	$21,976	$13,525
PER SHARE INFORMATION:
Net income/(loss) per share of common stock:
Basic	$4.80	$3.43	$2.91	$2.17	$2.27
Diluted	$4.77	$3.40	$2.88	$2.14	$2.23
Dividends declared per share of common stock	$5.10	$3.45	$2.45	$1.85	$1.80
Weighted average shares of common stock outstanding:
Basic	17,570	15,755	15,181	10,141	5,947
Diluted	17,690	15,923	15,336	10,277	10,288

	Years ended December 31,
	2007	2006	2005	2004	2003
BALANCE SHEET DATA:
Total assets	$3,211,482	$2,648,564	$1,557,642	$877,766	$399,926
Total liabilities	2,803,245	2,222,292	1,218,792	561,269	303,909
Shareholders’ equity	408,237	426,272	338,850	316,497	96,017

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Current Market Conditions

During 2007, the global capital markets experienced unprecedented volatility, triggered initially by credit problems in the U.S. subprime residential mortgage sector.  As the year progressed, the “subprime contagion” spread to virtually every debt market, causing dramatic declines in asset prices, widespread illiquidity and massive losses at many financial institutions.  Notwithstanding continuing credit performance in the real estate debt market and strong fundamentals in the underlying property markets, the impact of the global credit crisis on our sector has been acute.  By year end, transaction volume had declined significantly, credit spreads for all forms of mortgage debt had reached all-time highs and issuance levels of commercial mortgage backed securities, or CMBS, had ground to a virtual halt.  Financial institutions still hold significant inventories of unsold loans and CMBS, creating a further overhang on the markets.  We believe that the continuing dislocation in the debt capital markets, coupled with a slowdown in the U.S. economy, has already reduced property valuations and will ultimately impact real estate fundamentals.

In response to these conditions, we significantly reduced the pace of our originations in the second half of 2007, choosing to maintain our liquidity and be patient until the markets had settled.  We believe that ultimately, this environment will create new opportunities in our markets for investors with credit and financial structuring expertise.  We believe that our balance sheet and investment management businesses will benefit from a market environment where assets are priced and structured more conservatively and there is less competition among investors.

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

Gross Originations(1)(2)
(in millions)	Year Ended December 31, 2007	Year Ended December 31, 2006
Balance sheet	$1,454	$2,054
Investment management	1,011	65
Total originations	$2,465	$2,119

(1)	Includes total commitments both funded and unfunded.
(2)
Includes $315 million and $238 million of participations sold recorded on our balance sheet relating to participations that we sold to CT Large Loan for the years ended December 31, 2007 and December 31, 2006, respectively. We have included these originations in balance sheet originations and not in investment management originations in order to avoid double counting.

Total gross originations in 2007 increased by $346 million (16%) compared to 2006, driven by an increase of $946 million in investment management originations, partially offset by a $600 million reduction in balance sheet originations. Increased levels of originations were driven in large part by our broad network of relationships, transacting with 16 institutional counterparties and increasing our direct originations in 2007, and the general increase in transaction volume in the real estate and real estate debt markets in the first half of 2007.  Total gross originations in the first half of 2007 were $2 billion, as compared to $458 million in the second half of the year, a 77% reduction reflecting the dramatic change in the commercial real estate capital markets from the first half of 2007 to the second half of 2007.  The change in the ratio of balance sheet originations to investment management originations from 2006 to 2007 was due in large part to our having three investment management vehicles actively investing during 2007: CT Large Loan (formed May 2006), CT High Grade (formed November 2006) and the CTX Fund (formed May 2007).  We expect higher volumes of investment management originations in the near term.

Our balance sheet investments include commercial mortgage backed securities or CMBS, commercial real estate debt and related instruments, or Loans, and total return swaps, which we collectively refer to as our Interest Earning Assets.  Originations of Interest Earning Assets for our balance sheet for the years ended December 31, 2007 and December 31, 2006 are detailed in the table below:

Balance Sheet Originations
(in millions)	Year Ended December 31, 2007			Year Ended December 31, 2006
	Originations(1)	Yield(2)	LTV / Rating(3)	Originations(1)	Yield(2)	LTV / Rating(3)
CMBS	$111	8.92%	BB-	$395	6.45%	BBB-
Loans(4)	1,343	7.67	64.4%	1,655	9.19%	72.1%
Total return swaps	—	—	—	4	19.55	N/A
Total / Weighted Average	$1,454	7.77%		$2,054	8.68%

(1)	Includes total commitments both funded and unfunded.
(2)	Yield on floating rate originations assume LIBOR at December 31, 2007 and 2006 of 4.60% and 5.32%, respectively.
(3)
Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security and exclude $38 million face value ($37 million book value)  of unrated equity investments in collateralized debt obligations.  Loan to Value (LTV) is based on third party appraisals received by us when each loan is originated.

(4)
Includes $315 million and $238 million of participations sold recorded on our balance sheet relating to participations that we sold to CT Large Loan for the years ended December 31, 2007 and 2006, respectively. We have included these originations in balance sheet originations and not in investment management originations in order to avoid double counting.

The table below shows our Interest Earning Assets at December 31, 2007 and December 31, 2006.  In any period, the ending balance of Interest Earning Assets will be impacted not only by new balance sheet originations, but also by repayments, advances, sales and losses, if any.  As the table below shows, we grew Interest Earning Assets by $570 million, or 22%, from 2006 to 2007.

Interest Earning Assets
(in millions)	December 31, 2007			December 31, 2006
	Book Value(1)	Yield(2)	LTV / Rating(3)	Book Value(1)	Yield(2)	LTV / Rating(3)
CMBS	$877	7.35%	BB+	$811	7.17%	BB+
Loans	2,257	7.80%	66.5%	1,752	8.96%	70.4%
Total return swaps	—	—	—	2	20.55%	N/A
Total / Weighted Average	$3,134	7.67%		$2,565	8.40%

(1)	December 31, 2006 values do not include one non performing loan that was successfully resolved in the second quarter of 2007.
(2)	Yield on floating rate Interest Earning Assets assumes LIBOR at December 31, 2007 and December 31, 2006, of 4.60% and 5.32%, respectively.
(3)
Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security and exclude $37 million of unrated equity investments in collateralized debt obligations.

In some cases our originations are not fully funded at closing, creating an obligation for us to make future fundings, which we refer to as Unfunded Loan Commitments.  Typically, Unfunded Loan Commitments are part of construction and transitional loans.  At December 31, 2007, our gross Unfunded Loan Commitments were $177 million and our unfunded commitment under our one total return swap was $3 million. Net of in place financing commitments from our lenders, our net unfunded commitments were $41 million.

In addition to our investments in Interest Earning Assets, we have two equity investments in unconsolidated subsidiaries as of December 31, 2007.  The first is an equity co-investment in a private equity fund that we manage, CT Mezzanine Partners III, Inc., or Fund III. The second is an equity co-investment in a private equity fund, CTOPI, that we formed in 2007, which we also manage.  At December 31, 2007, we had not funded any of our $25 million equity commitment to CTOPI and expect to fund our commitment over the fund’s three year investment period.  In 2006, we co-founded and made an investment in a Brazilian net lease commercial real estate company, Bracor Investimentos Imobiliarios Ltda., or Bracor, that we helped found. In December of 2007 we sold our investment in Bracor generating a $15.1 million gain.  The table below details the carrying value of those investments, as well as their capitalized costs.

Equity Investments
(in thousands)	December 31,		December 31,
	2007		2006
CT Mezzanine Partners II, LP	$—	[1]	$1,208	[1]
Fund III	923	9923	2,929	[1]
Bracor	—		5,675	[1]
CTOPI	(60)		—
Capitalized costs/other	114		1,673
Total	$977	[1]	$11,485	[1]

Asset Management

We actively manage our balance sheet portfolio and the assets held by our investment management vehicles.  While our investments are primarily in the form of debt, which generally means that we have limited influence over the operations of the collateral securing our portfolios, we are aggressive in exercising the rights afforded to us as a lender.  These rights can include collateral level budget approvals, lease approvals, loan covenant enforcement, escrow/reserve management/collection, collateral release approvals and other rights that we may negotiate.  The table below details balance sheet Interest Earning Assets loss experience for 2007 and 2006, and the percentage of non-performing and/or impaired investments at December 31, 2007 and December 31, 2006.

Portfolio Performance
(in millions)	December 31,	December 31,
	2007	2006
Interest Earning Assets	$3,134	$2,565
Losses
$ Value	$ 0	$ 0
Percentage	0.0%	0.0%
Non-performing/impaired loans
$ Value	$10 (1)	$ 3 (2)
Percentage	0.3%	0.1%

(1)	At December 31, 2007, includes one second mortgage loan with a principal balance of $10 million against which we have reserved $4.0 million.
(2)	At December 31, 2006, includes one non-performing first mortgage loan with an original principal balance of $8 million that has since been successfully resolved.

We have a proprietary risk rating system to assess and track the risk of each of our loans. There was no material change to the weighted average risk rating of the portfolio between December 31, 2006 and December 31, 2007. Based upon our review of the portfolio, we recorded a $4.0 million reserve for possible credit losses related to a $10 million second mortgage as of December 31, 2007.  In 2006, we concluded that a reserve for possible credit losses was not warranted on any of our loans.

We actively manage our CMBS investments using a combination of quantitative tools and loan/property level analysis in order to monitor the performance of the securities and their collateral versus our original expectations. Securities are analyzed on a monthly basis for delinquency, transfers to special servicing, and changes to the servicer’s watchlist population. Realized loan losses are tracked on a monthly basis and compared to our original loss expectations. On a periodic basis, individual loans of concern are also re-underwritten. Updated collateral loss projections are then compared to our original loss expectations to determine how each investment is performing. Based on our review of the portfolio, we concluded that no impairments were warranted in 2006 or 2007.

The ratings performance of our CMBS portfolio over the past two years is detailed below:

CMBS Rating Activity(1)
	December 31,	December 31,
	2007	2006
Upgrades	28	67
Downgrades	3	3

(1)	Represents activity from any of Fitch Ratings, Standard & Poor’s and/or Moody’s Investors Service.

Two trends in asset performance that we foresee in 2008 are (i) borrowers faced with maturities will have a more difficult time refinancing their properties in light of the volatility in the capital markets, and (ii) real estate fundamentals will deteriorate if the U.S. economy continues to slow.  We believe that the impact of these two trends on our portfolios will be manageable.

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

The chart below shows our capitalization mix for the past two years:

Capital Structure(1)
(in millions)	December 31,	December 31,
	2007	2006
Repurchase obligations	$912	$704
Collateralized debt obligations	1,192	1,213
Senior unsecured credit facility	75	—
Junior subordinated debentures	129	52
Total Interest Bearing Liabilities	$2,308	$1,969
All In Cost of debt(2)	5.68%	6.15%

Shareholders’ Equity	$408	$426
Ratio of Interest Bearing Liabilities to Shareholders’ Equity	5.7:1	4.6:1

(1)	Excludes participations sold.
(2)	Floating rate liabilities assume LIBOR at December 31, 2007 and December 31, 2006, of 4.60% and 5.32%, respectively.

We use leverage to enhance our returns on equity by attempting to:  (i) maximize the differential between the yield of our Interest Earning Assets and the cost of our Interest Bearing Liabilities, and (ii) optimize the amount of leverage employed. The use of leverage, however, adds risk to our business, magnifying our shareholders’ exposure to asset level risk by subordinating our equity interests to our debt capital providers. The level of leverage we utilize is based upon the risk associated with our assets, as well as the structure of our liabilities. In general, we will apply greater amounts of leverage to lower risk assets and vice versa. In addition, structural features of our leverage, such as recourse, mark-to-market provisions and duration, factor into the amounts of leverage we are comfortable applying to our assets. Our sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. A summary of selected structural features of our debt for the past two years is detailed in the table below:

Interest Bearing Liabilities
	December 31,	December 31,
	2007	2006
Weighted average maturity (1)	4.1 yrs.	4.0 yrs.
% Recourse	48.1%	36.9%
% Mark-to-market	39.5%	35.8%

(1)	Based upon balances as of December 31, 2007 and December 31, 2006.

Over the past few years, we have used CDOs as one method to finance our business.  While we expect to continue to utilize CDOs and other structured products to finance both our balance sheet and our investment management businesses going forward, the current state of the debt capital markets makes it unlikely that, in the near term, we will be able to issue liabilities similar to our existing CDOs.  The lack of a CDO or similar structured product market makes us more reliant on other financing options such as our repurchase facilities.  Unlike our CDOs, our repurchase facilities are shorter term, mark-to-market, recourse liabilities.  Given the additional liquidity risks associated with a portfolio of assets financed with these types of liabilities, we believe that a higher degree of balance sheet liquidity is necessary to manage these liabilities.

Our CDOs are non-recourse, non-mark-to-market, index matched financings that generally carry a lower cost of debt and allow for higher levels of leverage than our other financing sources.  During 2007, we did not issue any new CDOs for our balance sheet: however, we continued contributing assets to our previously issued reinvesting CDOs, which have reinvestment periods extending through July 2008 for CDO I and April 2010 for CDO II.  Our CDO liabilities as of December 31, 2007 and December 31, 2006 are described below:

Collateralized Debt Obligations
(in millions)			December 31,		December 31,
			2007		2006
	Issuance Date	Type	Book Value	All in Cost(1)	Book Value	All in Cost(1)
CDO I(2)	7/20/04	Reinvesting	$253	5.67%	$253	6.39%
CDO II (2)	3/15/05	Reinvesting	299	5.32	299	6.04
CDO III	8/04/05	Static	261	5.37	267	5.25
CDO IV(2)	3/15/06	Static	379	5.11	394	5.81
Total			$1,192	5.34%	$1,213	5.86%

(1)	Includes amortization of premiums and issuance costs.
(2)	Floating rate CDO liabilities assume LIBOR at December 31, 2007 and December 31, 2006, of 4.60% and 5.32%, respectively.

Repurchase obligation financings provide us with an important revolving component to our liability structure. Our repurchase agreements provide stand alone financing for certain assets and interim, or warehouse financing for assets that we plan to contribute to our CDOs. At any point in time, the amounts and the cost of our repurchase borrowings are based upon the assets being financed—higher risk assets will attract lower levels of leverage at higher costs and vice versa. The table below summarizes our repurchase agreement liabilities as of year end 2007 and 2006.

Repurchase Agreements
($ in millions)	December 31,	December 31,
	2007	2006
Repurchase commitments	$1,600	$1,200
Counterparties	9	7
Outstanding repurchase borrowings	$912	$704
All in cost	L + 1.20%	L + 1.21%

Our repurchase obligations generally include mark-to-market features.  The mark-to-market provisions in our repurchase facilities are designed to keep our lenders’ credit exposure constant as a percentage of the market value of the assets pledged as security to them.  As asset values have declined in 2007 (and this trend has continued in 2008), the gross amount of leverage available to us has been reduced as our assets have been marked-to-market.  The impact to date from these marks to market has been a reduction in our liquidity.  We believe that we maintain sufficient liquidity on our balance sheet in order to meet margin calls and defend our portfolios.  In addition, our repurchase agreements are not term matched financings and mature from time to time.  In 2007, we have experienced, and expect to continue to experience in 2008, lower advance rates and higher pricing under these agreements as we negotiate renewals and extensions of these liabilities.

In March 2007, we closed a $50 million senior unsecured revolving credit facility with WestLB AG, which we amended in June 2007, increasing the size to $100 million and adding new lenders to the syndicate. The facility has an initial term of one year (with a one year term out provision at our option) and a maximum term of four years (including extension options). The facility has a cash cost of LIBOR plus 1.50% (LIBOR plus 1.80% on an all-in effective basis) and we expect to use the facility borrowings for general corporate purposes and working capital needs, including providing additional flexibility for funding loan originations.  At December 31, 2007, we had borrowed $75 million under this facility.

The most subordinated components of our debt capital structure are junior subordinated debentures that back trust preferred securities issued by our statutory trust subsidiary to third parties.  These securities represent long term, subordinated, unsecured financing and generally carry limited operational covenants.  At December 31, 2007, we had issued $129 million of junior subordinated debentures that back $125 million of trust preferred securities sold to third parties in two separate issuances. On a combined basis, the junior subordinated debentures provide us with financing at a cash cost of 7.20% and an all in effective rate of 7.30%.  In March 2007, our statutory trust subsidiary, CT Preferred Trust II, sold $75 million of trust preferred securities to third parties and $2 million common securities to us.  These trust preferred securities have a 30 year term, maturing in April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a cash cost of 7.03% and an all-in effective rate of 7.14% for the first ten years ending April 2017, and thereafter, at a floating rate of three month LIBOR plus 2.25%.

During 2007 we did not issue new common equity to the public. Changes in the number of shares resulted from option exercises, restricted stock grants and vesting, stock unit grants, and common stock issuances in connection with the purchase of a healthcare loan origination platform.

During 2007, we instituted a dividend reinvestment and stock purchase plan.  The plan has two components; a dividend reinvestment component and a direct stock purchase component.  The dividend reinvestment component allows shareholders to designate all or a portion of the cash dividends on their shares of our common stock for reinvestment in additional shares of common stock at a discount. The direct stock purchase component allows shareholders and new investors, subject to our approval, to purchase shares of common stock directly from us at a discount that can range from 0% to 5.0%.

Shareholders’ Equity
	December 31,	December 31,
	2007	2006
Book value (in millions)	$408	$426
Shares
Class A common stock	17,165,528	16,932,892
Restricted stock	423,931	480,967
Stock units	94,587	73,848
Options(1)	84,743	230,399
Total	17,768,789	17,718,106
Book value per share	$22.97	$24.06

(1)	Dilutive shares issuable upon the exercise of outstanding options assuming a December 31, 2007 and 2006 stock price, respectively, and the treasury stock method.

At December 31, 2007, we had 666,339 shares remaining authorized for open market repurchase of our class A common stock pursuant to authorization by the board in 2000. We did not repurchase any of our common stock during the year ended December 31, 2007, and currently, we are not actively pursuing open market purchases.

Other Balance Sheet Items

Participations sold represent interests in loans that we originated and subsequently sold to CT Large Loan and third parties.  We present these sold interests as both assets and liabilities (in equal amounts) in conformity with GAAP on the basis that these arrangements do not qualify as sales under FAS 140.  At December 31, 2007, we had seven such participations sold with a total book balance of $408 million at a weighted average yield of LIBOR plus 3.41% (8.01% at December 31, 2007).  At December 31, 2006, we had four such participations sold with a total book balance of $209 million at a weighted average yield of LIBOR plus 3.54% (8.86% at December 31, 2006).  The income earned on the loans is recorded as interest income and an identical amount is recorded as interest expense on the consolidated statements of income.

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

The table below details our interest rate exposure as of the years ended 2007 and 2006:

Interest Rate Exposure
(in millions)	December 31, 2007	December 31, 2006
Value Exposure to Interest Rates(1)
Fixed rate assets	$948	$1,001
Fixed rate liabilities	(403)	(331)
Interest rate swaps	(513)	(560)
Net fixed rate exposure	$32	$110
Weighted average maturity (assets)	7.4 yrs	8.2 yrs
Weighted average coupon (assets)	7.10%	7.18%

Cash Flow Exposure to Interest Rates(1)
Floating rate assets(2)	$2,235	$1,607
Floating rate debt less cash	(2,280)	(1,816)
Interest rate swaps	513	560
Net floating rate exposure	$468	$351

Net income impact from 100 bps change in LIBOR	$4.7	$3.5

(1)	All values are in terms of face or notional amounts.
(2)	December 31, 2006 values do not include one non performing loan that was successfully resolved in the second quarter of 2007.

Investment Management Overview

In addition to our balance sheet investment activities, we act as an investment manager for third parties.  The purpose of our investment management business is to leverage our platform, generating fee revenue from investing third party capital and in certain instances co-investment income.  Our third party investment management mandates are designed to be complementary to our balance sheet programs and are built around opportunities that we do not pursue directly on balance sheet due to their scale/concentration, risk/return profile and/or regulatory constraints.  In some instances, we co-invest in our investment management vehicles (as described below).  In 2007, we continued to expand our investment management business by (a) raising two new private equity vehicles, CTOPI and the CTX Fund, (b) increasing the CT High Grade mandate by $100 million and extending its investment period to July 2008, and (c) extending the investment period of CT Large Loan by one year to May 2008.   Our investment management business is designed to complement the investing activities of our balance sheet investing senior, junior and pari passu with the balance sheet and, in certain cases, in products that are unsuitable for the balance sheet.

•
CTOPI is a multi-investor private equity fund designed to invest in commercial real estate debt and equity investments, specifically taking advantage of the current dislocation in the commercial real estate capital markets.  CTOPI held its initial closing on December 13, 2007, with $314 million of equity commitments ($167 million immediately available) and, subsequent to year end, held two additional closings bringing total equity commitments to $389 million ($271 million immediately available) as of February 20, 2008.  We have committed to invest $25 million in the vehicle and entities controlled by our chairman have committed to invest $20 million.  The fund’s investment period expires in December of 2010, and we earn base management fees as the investment manager of CTOPI (1.64% of committed equity during the investment period and of invested capital thereafter).  In addition, we earn gross incentive management fees of 20% of profits after a 9% preferred return and a 100% return of capital.

•
CTX Fund is a single investor fund designed to invest in collateralized debt obligations, or CDOs, sponsored, but not issued, by us.  The CTX Fund was initially capitalized with $50 million and, subsequent to year end, the capital commitment was reduced to $10 million as we do not anticipate further investment activity for the account.  We do not earn fees on the CTX Fund, however, we earn CDO management fees from the CDOs in which the CTX Fund invests.  We sponsored one such CDO in 2007, a $500 million CDO secured primarily by credit default swaps referencing CMBS.

•
CT High Grade closed in November 2006, with a single, related party investor committing $250 million. This separate account does not utilize leverage and we earn management fees of 0.25% per annum of invested assets.  In July 2007, we upsized the account by $100 million to $350 million and extended the investment period to July 2008.

•
CT Large Loan closed in May 2006 with total equity commitments of $325 million from eight third party investors. The fund employs leverage (not to exceed a two to one ratio of debt to equity), and we earn management fees of 0.75% per annum of invested assets (capped at 1.5% on invested equity).  In April 2007, we extended the investment period of the fund to May 2008.

At December 31, 2007, we managed four private equity funds and one separate account through our wholly-owned, taxable, investment management subsidiary, CT Investment Management Co., LLC, or CTIMCO.

Investment Management Mandates
					Incentive Management Fee
	Type	Total Equity Commitments ($ in millions)	Co-Investment%	Base Management Fee	Company %	Employee %
Fund III	Fund	$425	4.71%	1.42% (Equity) [2]	57%(1)	43%(2)
CT Large Loan	Fund	325	(3)	0.75% (Assets) (4)	N/A	N/A
CT High Grade	Sep. Acct.	350	0%	0.25% (Assets) [2]	N/A	N/A
CTX Fund	Fund	50(5)	(3)	(6)	(6)	(6)
CTOPI	Fund	314(8)	(7)	1.64% (Equity) [2]	100%(9)(10)	0%(10)

(1)	CTIMCO earns gross incentive management fees of 20% of profits after a 10% preferred return on capital and a 100% return of capital, subject to a catch up.
(2)	Portions of the Fund III incentive management fees received by us have been allocated to our employees as long term performance awards.
(3)	We co-invest on a pari passu, asset by asset basis with CT Large Loan and CTX Fund.
(4)	Capped at 1.5% of equity.
(5)	In 2008, we reduced the total capital commitment in the CTX Fund to $10 million.
(6)
CTIMCO serves as collateral manager of the CDOs in which the CTX Fund invests and CTIMCO earns base and incentive management fees as CDO collateral manager.  At year end, we manage one such $500 million CDO and earn base management fees of 0.15% and have the potential to earn incentive management fees.

(7)	We have committed to invest $25 million in CTOPI and expect that our co-investment percentage will be less than 10% once capital raising activities have concluded.
(8)	Assumes all equity commitments are available. At December 31, 2007, $167 million of these commitments were immediately available.
(9)	CTIMCO earns gross incentive management fees of 20% of profits after a 9% preferred return on capital and a 100% return of capital, subject to a catch-up.
(10)	We have not allocated any of the CTOPI incentive management fee to employees as of December 31, 2007.

The table below describes the status of our investment management vehicles as of December 31, 2007 and December 31, 2006.

Investment Management Snapshot
(in millions)	December 31, 2007	December 31, 2006
Fund III
Assets	$47	$195
Equity	$15	$50
Incentive fees collected(1)	$5.6	$—
Incentive fees projected(2)	$2.6	$7.5
Status(3)	Liquidating	Liquidating

CT Large Loan
Assets	$323	$157
Equity	$130	$79
Status(4)	Investing	Investing

CT High Grade
Assets	$305	$65
Equity	$305	$65
Status(4)	Investing	Investing

CTX Fund
Assets(5)	$500	N/A
Equity	$7	N/A
Status(4)	Investing	N/A

CTOPI
Assets	$69	N/A
Equity commitments(6)	$314	N/A
Incentive fees collected	$—	N/A
Incentive fees projected	$—	N/A
Status(4)	Investing	N/A

(1)
CTIMCO received $5.6 million of incentive fees from Fund III in 2007 of which $372,000 may have to be returned under certain circumstances. Accordingly, we only recorded $5.2 million as revenue for the year ended December 31, 2007.

(2)
Assumes assets were sold and liabilities were settled on January 1, 2008 and January 1, 2007, respectively, at the recorded book value, and the fund’s equity and income was distributed for the respective period ends.

(3)	Fund III’s investment period ended in June 2005.
(4)	CT Large Loan, CT High Grade, CTX Fund, and CTOPI investment periods expire in May 2008, July 2008, April 2008, and December 2010, respectively.
(5)	Represents the total notional cash exposure to CTX CDO I collateral.
(6)	Assumes all equity commitments are available. At December 31, 2007, $167 million of these commitments were immediately available.

We expect to continue to grow our investment management business, sponsoring additional investment vehicles consistent with the theme of developing mandates that are complementary to our balance sheet activities.

Taxes

We account for our operations on both a GAAP and tax basis.  The financial statements are presented using the methods prescribed in GAAP.  Below, we reconcile the differences between these two bases.

Our operations are conducted in two separate taxable entities, Capital Trust, Inc. (a real estate investment trust, or REIT) and CTIMCO (a wholly owned taxable REIT subsidiary, or TRS, of the REIT).  From a GAAP standpoint, these two entities are consolidated, and our GAAP results reflect the combination of the two operations. The chart below shows consolidated GAAP net income, as well as the contributions from each of the REIT and the TRS on a GAAP presentation basis:

GAAP Net Income Detail
(in thousands)	Year Ended December 31, 2007
REIT GAAP Net Income	$85,951
TRS GAAP Net Income	(1,585)
Consolidated GAAP Net Income	$84,366

REIT (Capital Trust, Inc.)
We have made a tax election to be treated as a REIT.  The primary benefit from this election is that we are able to deduct from the calculation of taxable income (shown as REIT Taxable Income in the chart below), dividends paid to our shareholders, effectively eliminating corporate taxes on the operations of the REIT.  In order to qualify as a REIT, our activities must focus on real estate investments and we must meet certain asset, income, ownership and distribution requirements.  If we fail to maintain qualification as a REIT, we may be subject to material penalties and potentially subject to past and future taxes.  The chart below reconciles the differences between GAAP income and taxable income for the REIT:

REIT GAAP to Tax Reconciliation
(in thousands)	Year Ended December 31, 2007
REIT GAAP Net Income	$85,951
GAAP to Tax Differences
General and administrative(1)	1,017
Depreciation and amortization(2)	(1,198)
Recovery/(provision) for loan loss(3)	4,000
Other	(173)
Subtotal	3,646

REIT Taxable Income (pre-dividend)	$89,597

(1)	Primarily differences associated with stock based compensation to our directors and employees.
(2)	Primarily differences associated with expenses that we capitalized in association with our investment management business.
(3)	Provision for loan loss recorded in the fourth quarter of 2007 is not recognized for tax purposes.

For tax year 2007, we do not expect to pay any taxes at the REIT, as we have paid dividends to our shareholders at least equal to REIT taxable income (pre-dividend).

TRS (CTIMCO)
CTIMCO is a wholly owned subsidiary of ours that operates our investment management business (including the management of Capital Trust, Inc.) and holds certain of our assets.  As a taxable REIT subsidiary, CTIMCO is subject to standard corporate taxation.

The chart below reconciles GAAP income to taxable income for the TRS:

TRS GAAP to Tax Reconciliation
(in thousands)	Year Ended December 31, 2007
TRS GAAP Net Income	($1,585)
GAAP to Tax Differences
General and administrative(1)	2,576
Other	(262)
Subtotal	2,314

TRS Taxable Income (pre-NOL/NCL)	$729

(1)	Primarily differences associated with stock based compensation to our directors and employees.

For tax year 2007, we do not expect to pay any taxes at the TRS, as the TRS is expected to be able to utilize net operating loss carryforwards to offset TRS taxable income.

GAAP Tax Provision
During 2007, in our GAAP financials, we recorded a tax benefit of $706,000.  The tax benefit was comprised of (i) a $50,000 tax benefit associated with the GAAP operating loss at the TRS, and (ii) the reversal of tax liability reserves of $656,000 from previous years.

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

Results of Operations

Comparison of Results of Operations: Year Ended December 31, 2007 vs. December 31, 2006
(in thousands, except per share data)
	2007	2006	$ Change	% Change
Income from loans and other investments:
Interest and related income	$253,422	$175,404	$78,018	44.5%
Interest and related expenses	162,377	104,607	57,770	55.2%
Income from loans and other investments, net	91,045	70,797	20,248	28.6%

Other revenues:
Management fees	3,499	2,650	849	32.0%
Incentive management fees	6,208	1,652	4,556	275.8%
Servicing fees	623	105	518	493.3%
Other	1,083	1,354	(271)	(20.0%)
Total other revenues	11,413	5,761	5,652	98.1%

Other expenses:
General and administrative	29,956	23,075	6,881	29.8%
Depreciation and amortization	1,810	3,049	(1,239)	(40.6%)
Total other expenses	31,766	26,124	5,642	21.6%

Recovery/(provision) for losses	—	—	—	N/A
Gain on sale of investments	15,077	—	15,077	N/A
Income/(loss) from equity investments	(2,109)	898	(3,007)	(335%)
(Benefit) provision for income taxes	(706)	(2,735)	2,029	(74.2%)
Net income	$84,366	$54,067	$30,299	56.0%

Net income per share - diluted	$4.77	$3.40	$1.37	40.3%

Dividend per share	$5.10	$3.45	$1.65	47.8%

Average LIBOR	5.25%	5.10%	0.15%	2.9%

Income from loans and other investments
Growth in Interest Earning Assets ($570 million or 22% from December 31, 2006 to December 31, 2007) and  $4.3 million of interest revenue from the successful resolution of a non-performing loan, along with an increase in average LIBOR, drove a $78.0 million (45%) increase in interest income between 2006 and 2007. These same factors, combined with generally higher levels of leverage, resulted in a $57.8 million (55%) increase in interest expense for the same period. On a net basis, net interest income increased by $20.2 million (29%), which was the primary driver of net income growth.

Management fees
Base management fees from our investment management business increased in 2007 by $849,000 (32%) as base management fees from CT Large Loan, CT High Grade, CTX Fund and CTOPI offset the decrease in these fees at CT Mezzanine Partners II, LP, or Fund II, and Fund III as these vehicles liquidated in the normal course. Fund II paid its final base management fee to us during the first quarter of 2007.

Incentive management fees
Incentive management fees increased substantially during 2007, primarily due to incentive fees received from Fund III.  Total incentive management fees from Fund III totaled $5.2 million in 2007 composed primarily of a catch up payment from incentive management fees earned but not paid from the inception of Fund III in 2003 through 2007.  We received a final incentive management fee distribution from Fund II of $962,000 in March 2007 as the Fund II’s last investment repaid and Fund II was liquidated. In 2006, we received $1.7 million of Fund II incentive management fees.

Servicing fees
Servicing fee income for 2007 was $623,000, compared with $105,000 in 2006 as we recognized revenue relating to the servicing contracts acquired as part of our purchase of a healthcare origination platform in June 2007.

General and administrative expenses
General and administrative expenses include compensation and benefits for our employees, operating expenses and professional fees. Total general and administrative expenses increased 30% between 2007 and 2006 primarily as a result of the payment of $2.6 million in 2007 of employee performance compensation associated with our receipt of Fund II and Fund III incentive management fees.  Net of the impact of incentive management fees, general and administrative expenses increased $4.3 million (19%) from 2006 primarily as a result of the additional employee compensation expense associated with our acquisition of a healthcare lending platform in 2007.

Depreciation and amortization
Depreciation and amortization decreased by $1.2 million between 2006 and 2007 due primarily to the write off of $1.8 million of capitalized costs in the third quarter of 2006, as we expensed all of the capitalized costs relating to an investment management joint venture. This was partially offset by the write off of $1.3 million of capitalized costs related to the liquidation of Fund II in the first quarter of 2007.  Net of the Fund II and investment management write-offs, depreciation and amortization in 2007 decreased $739,000 to $510,000 from $1.2 million in 2006.

Recovery of provision for losses
In the second quarter of 2007 we recorded a $4.0 million recovery related to the successful resolution of a non-performing loan. We received net proceeds of $10.9 million that resulted in the following: (a) reduced the carrying value of the loan from $2.6 million to zero (b) recorded a $4.0 million recovery of a provision for losses and (c) recorded $4.3 million of interest income.  In the fourth quarter of 2007 we recorded a $4.0 million provision for loss against one second mortgage loan with a principal balance of $10.0 million.

Gain on sale of investments
In the fourth quarter of 2007 we sold our investment in Bracor and realized a gain of $15.1 million that included a $2.5 million currency translation adjustment.  Our ownership interest was purchased by four investors on the same terms, including WRBC.  WRBC beneficially owns approximately 17.8% of our outstanding class A common stock as of March 4, 2008 and a member of our board of directors is an employee of WRBC.  We did not sell any of our equity investments in 2006.

Income/(loss) from equity investments
Our loss from equity investments was derived primarily from our recording our share of losses from the operations of Bracor, Fund II and Fund III.  In 2007 and 2006, our Bracor investment generated a net loss of $1.2 million and $132,000, respectively.  In 2007, our Fund II investment generated a net loss of $690,000 which included an operating loss $306,000 and the amortization of $384,000 of capitalized costs passed through to us from the general partner of Fund II.  In 2007, our Fund III investment generated a net loss of $119,000.  During 2006, income from equity investments was primarily comprised of co-investment income from Fund II and Fund III.

(Benefit) provision for income taxes
We did not pay any taxes at the REIT level in either 2007 or 2006. However, CTIMCO, our investment management subsidiary, is a taxable REIT subsidiary and subject to taxes on its earnings. In 2007, CTIMCO recorded an operating loss before income taxes of $2.0 million, which resulted in an income tax benefit of $939,000, $889,000 of which we reserved and $50,000 of which we recorded. In 2006, CTIMCO recorded an operating loss before income taxes of $6.7 million, which resulted in an income tax benefit of $2.7 million, none of which we reserved and the entire $2.7 million of which we recorded. In addition to the benefit we recorded in 2007 as a result of operations at CTIMCO, we reversed tax liability reserves at Capital Trust, Inc. and CTIMCO of $254,000 and $402,000, respectively.

Net income
Net income grew by $30.3 million (56%) from 2006 to 2007, based in large part upon increased net interest income generated by a higher level of Interest Earning Assets, $8.3 million of income from the successful resolution of a non-performing loan, and a $15.1 million gain from the sale of our investment in Bracor. On a diluted per share basis, net income was $4.77 and $3.40 in 2007 and 2006, respectively, representing an increase of 40%.

Dividends
Our regular dividends for 2007 and 2006 were $3.20 per share and $2.80 per share, respectively, representing growth of 14% in recurring income from our operations. In both 2007 and 2006, we also paid a special dividend of $1.90 per share and $0.65 per share, respectively. Total dividends per share in 2007 and 2006 were $5.10 and $3.45, respectively, representing as increase of $1.65, or 48%.

Comparison of Results of Operations: Year Ended December 31, 2006 vs. December 31, 2005
(in thousands, except per share data)
	2006	2005	$ Change	% Change
Income from loans and other investments:
Interest and related income	$175,404	$86,200	$89,204	103.5%
Interest and related expenses	104,607	37,229	67,378	181.0%
Income from loans and other investments, net	70,797	48,971	21,826	44.6%

Other revenues:
Management fees	2,650	5,091	(2,441)	(47.9%)
Incentive management fees	1,652	8,033	(6,381)	(79.4%)
Servicing fees	105	—	105	N/A
Other	1,354	553	801	144.8%
Total other revenues	5,761	13,677	(7,916)	(57.9%)

Other expenses:
General and administrative	23,075	21,939	1,136	5.2%
Depreciation and amortization	3,049	1,114	1,935	173.7%
Total other expenses	26,124	23,053	3,071	13.3%

Gain on sale of investments	—	4,951	(4,951)	N/A
Income (loss) from equity investments	898	(222)	1,120	(504.5%)
(Benefit) provision for income taxes	(2,735)	213	(2,948)	(1,384.0%)
Net income	$54,067	$44,111	$9,956	22.6%

Net income per share - diluted	$3.40	$2.88	$0.52	18.1%

Dividend per share	$3.45	$2.45	$1.00	40.8%

Average LIBOR	5.10%	3.39%	1.71%	50.4%

Income from loans and other investments
Growth in Interest Earning Assets, along with a 50.4% increase in average LIBOR, drove a 104% increase in interest income between 2005 and 2006. These same factors, combined with generally higher levels of leverage, created a 181% increase in interest expense for the same period. On a net basis, net interest margin increased by 45%, which was the primary driver of net income growth from 2005 to 2006.

Management and advisory fees
Base management fees from our investment management business decreased as both Fund II and Fund III continued to wind down. Base management fees from CT Large Loan and CT High Grade offset the reduction only in part, due to the generally lower level of fees that these vehicles generate and the timing of their launch after mid-year 2006.

Incentive management fees
Fund II continued to pay incentive management fees in 2006, albeit at substantially lower levels than 2005, when we received our initial payment of incentive management fees from Fund II. In 2005, we received $8.0 million of incentive fees, composed primarily of a catch up payment for incentive management fees earned but not paid from the inception of Fund II in 2001 through 2005. With the catch up phase completed in 2005, 2006 payments reflected only incentive fees actually earned in that year.

General and administrative expenses
General and administrative expenses include compensation and benefits for our employees, operating expenses and professional fees. Total general and administrative expenses increased 5% between 2006 and 2005, a lower growth rate than would be expected given the business activity in 2006. The change between 2006 and 2005 can be explained in part by one time expense items in 2005. These items include (i) the payment of approximately $2.0 million of Fund II incentive management fees to employees in 2005, while only $398,000 was paid in 2006, and (ii) the incurrence of $757,000 of costs in 2005 associated with a potential corporate combination, an abandoned fund management venture and increased expenses under our contract with Global Realty Outsourcing, Inc. These impacts were offset by increases in professional fees between 2005 and 2006 of roughly $800,000.

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

(Benefit) provision for income taxes
We did not pay any taxes at the REIT level in either 2006 or 2005. However, CTIMCO, our investment management subsidiary, is a taxable REIT subsidiary and subject to taxes on its earnings. In 2006, CTIMCO recorded an operating loss before income taxes of $6.7 million, which resulted in an income tax benefit of $2.7 million.  In 2005, CTIMCO recorded net income before income taxes of $104,000, which when combined with GAAP to tax difference resulted in a provision for income taxes of $213,000, all of which we recorded.

Net income
Net income grew by $10.0 million or 23% from 2005 to 2006, based in large part upon the increased net interest income generated by a higher level of Interest Earning Assets. On a diluted per share basis, net income was $3.40 and $2.88 in 2006 and 2005, respectively, representing an increase of 18%.

Dividends
Our regular dividends for 2006 and 2005 were $2.80 per share and $2.25 per share, respectively, representing growth of 25% in recurring income from our operations. In both 2006 and 2005, we also paid a special dividend, $0.65 per share and $0.20 per share, respectively. Total dividends per share increased by $1.00, or 41%, from 2005 to 2006.

Liquidity and Capital Resources

We expect to use a significant amount of our available capital resources to invest in new and existing loans and investments for our balance sheet.  We intend to continue to employ leverage on our balance sheet to enhance our return on equity. At December 31, 2007, our net liquidity was as follows:

Net Liquidity
(in millions)	December 31, 2007
Available cash	$32
Available borrowings	172
Total immediate liquidity	204
Net unfunded commitments(1)	(41)
Net liquidity	$163

(1)	Represents gross unfunded commitments of $180 million less respective in place financing commitments from our lenders of $139 million.

At December 31, 2007, we had total immediate liquidity of $204 million comprised of $26 million in cash, $6 million in restricted cash and $147 million of immediately available liquidity from our repurchase agreements ($145.4 million from master repurchase agreements and $2 million from asset specific repurchase agreements) and $25 million from our senior unsecured credit facility.  Our primary sources of liquidity during the next 12 months are expected to be cash on hand, cash generated from operations, principal and interest payments received on loans and investments, additional borrowings under our repurchase agreements and senior unsecured credit facility, stock offerings, proceeds from our direct stock purchase plan and dividend reinvestment plan, and other capital raising activities.  We believe these sources of capital will be adequate to meet both short term and medium term cash requirements.

We experienced a net decrease in cash of $313,000 for the year ended December 31, 2007, compared to a net increase of $1 million for the year ended December 31, 2006.  Cash provided by operating activities during the year ended December 31, 2007 was $87 million, compared to cash provided by operating activities of $65 million during the same period of 2006.  The change was primarily due to increased net interest income due to our increase in interest earning assets.  For the year ended December 31, 2007, cash used in investing activities was $359 million, compared to $1.2 billion during the same period in 2006.  The change was primarily due to a decrease in originations of $651 million during the year ended December 31, 2007 compared to the year ended December 31, 2006, and an increase in principal repayments of $138 million for the same periods. For the year ended December 31, 2007, cash provided by financing activities was $271 million, compared to $1.1 billion during the same period in 2006.  The change was primarily due to proceeds from participations sold in 2006 and the proceeds in March 2006 from the issuance of the CDO IV obligations, and activity on other debt.

At December 31, 2007, under our repurchase agreements, we had pledged assets that enable us to borrow an additional $147 million. We had $613 million of credit available for the financing of new and existing unpledged assets pursuant to these sources of financing.  Furthermore, at December 31, 2007, we had $25 million of liquidity available under our senior unsecured credit facility. At December 31, 2007, we had outstanding debt in the form of CDOs of $1.2 billion and outstanding repurchase obligations totaling $912 million.  The terms of these agreements are described in Note 7 of the consolidated financial statements and in the capitalization discussion in this Item 2.  Additional liquidity will be generated when assets that are currently pledged under repurchase obligations are contributed to our CDOs as the difference between the repurchase price under our repurchase agreements is generally less than the leverage available to us in our CDOs.  At December 31, 2007, we had additional liquidity of $6 million in our CDOs in the form of restricted cash.

The following table sets forth information about certain of our contractual obligations as of December 31, 2007:

Contractual Obligations
(in millions)

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations
Repurchase obligations	$912	$644	$268	$—	$—
Collateralized debt obligations	1,190	—	—	—	1,190
Participations sold	408	165	127	116	—
Senior unsecured credit facility	75	—	75	—	—
Junior subordinated debentures	129	—	—	—	129
Total long-term debt obligations	2,714	809	470	116	1,319

Unfunded Commitments
Loans(1)	177	48	123	6	—
Total return swaps	3	—	3	—	—
Equity investments	25	—	25	—	—
Total unfunded commitments	205	48	151	6	—
Operating Lease Obligations	15	1	3	3	8
Total(2)	$2,934	$858	$624	$125	$1,327

(1)	Our unfunded loan commitments net of in place financing as of December 31, 2007 were $41 million.
(2)	We are also subject to interest rate swaps for which we cannot estimate future payments due.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. Actual results could differ from these estimates. During 2007, management reviewed and evaluated its critical accounting policies and believes them to be appropriate. Our accounting policies are described in Note 2 to our consolidated financial statements. The following is a summary of our accounting policies that we believe are the most affected by management judgments, estimates and assumptions:

Principles of Consolidation

The accompanying consolidated financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries and our interests in variable interest entities in which we are the primary beneficiary.  All significant intercompany balances and transactions have been eliminated in consolidation. Our interests in CT Preferred Trust I and CT Preferred Trust II, the issuers of trust securities backed by our junior subordinated debentures, are accounted for using the equity method and their assets and liabilities are not consolidated into our financial statements due to our determination that CT Preferred Trust I and CT Preferred Trust II are variable interest entities in which we are not the primary beneficiary under Financial Accounting Standards Board, or FASB, Interpretation No. 46(R), or FIN 46R. We account for our co-investment interest in private equity funds we manage, CT Mezzanine Partners III, Inc., or Fund III, and CTOPI, under the equity method of accounting. We also account for our investment in Bracor under the equity method of accounting. As such, we report a percentage of the earnings of Fund III, CTOPI and Bracor equal to our ownership percentage on a single line item in the consolidated statement of operations as income from equity investments.

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

Commercial Mortgage Backed Securities

We classify our CMBS investments pursuant to FASB Statement of Financial Accounting Standards No. 115, or FAS 115, on the date of acquisition of the investment. On August 4, 2005, we made a decision to change the accounting classification of our CMBS investments from available-for-sale to held-to-maturity. Held-to-maturity investments are stated at cost plus the amortization of any premiums or discounts and any premiums or discounts are amortized through the consolidated statements of income using the level yield method. Other than in the instance of impairment, these held-to-maturity investments are shown in our financial statements at their adjusted values pursuant to the methodology described above.

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

During the fourth quarter of 2004, we concluded that two of our CMBS investments had incurred other than temporary impairment and we incurred a charge of $5.9 million through the income statement. At December 31, 2007 we believe there has not been any adverse change in cash flows relating to existing CMBS investments, therefore we did not recognize any additional other than temporary impairment on any CMBS investments. Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectibility of the principal and interest, net of related expenses, on the underlying loans.

From time to time we purchase CMBS and other investments in which we have a level of control over the issuing entity; we refer to these investments as controlling class investments. The presentation of controlling class investments in our financial statements is governed in part by FIN 46R. FIN 46R could require that certain controlling class investments be presented on a consolidated basis. Based upon the specific circumstances of certain of our CMBS investments that are controlling class investments and our interpretation of FIN 46R, specifically the exemption for qualifying special purpose entities as defined under FASB Statements of Financial Accounting Standard No. 140, or FAS 140, we have concluded that the entities that have issued the controlling class investments should not be presented on a consolidated basis. We are aware that FAS 140 is currently under review by standard setters and that, as a result of this review, our current interpretation of FIN 46R and FAS 140 may change.

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

Repurchase Obligations

In certain circumstances, we have financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty. We currently record these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under any repurchase agreement as a liability on our consolidated balance sheet. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated statements of income. There is a position under consideration by standard setters, based upon a technical interpretation of FAS 140, that starting in fiscal 2009 these transactions will not qualify as a purchase by us. We believe, consistent with industry practice, that we are accounting for these transactions in an appropriate manner; however, if these investments do not qualify as a purchase under FAS 140, we would be required to present the net investment (asset balance less the repurchase obligation balance) on our balance sheet together with an embedded derivative with the corresponding change in fair value of the derivative being recorded in the consolidated statements of income. The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty. Income from these arrangements would be presented on a net basis. Furthermore, hedge instruments related to these assets and liabilities, currently deemed effective, may no longer be effective and may have to be accounted for as non-hedge derivatives. As of December 31, 2007 we had entered into 26 such transactions, with a book value of the associated assets of $669.2 million financed with repurchase obligations of $475.5 million.

Accounting for Stock-Based Compensation

We account for stock based compensation in accordance with FASB Statement of Financial Accounting Standards No. 123(R), or FAS 123(R) “Share Based Payment”.  We have elected to utilize the modified prospective method, and there was no material impact from this adoption.  Compensation expense for the time vesting of stock based compensation grants is recognized on the accelerated attribution method and compensation expense for performance vesting of stock based compensation grants is recognized on a straight-line basis.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” or FAS 157.  FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FAS 157 applies to reporting periods beginning after November 15, 2007. As discussed above, the company reports the changes in the value of effective cash flow hedges through accumulated other comprehensive income/(loss). If the cash flow hedges were accounted for under FAS 157 as of December 31, 2007, the value would be a liability on our consolidated balance sheet of $17.7 million as compared to a liability of $18.7 million

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or FAS 159.  FAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  FAS 159 applies to reporting periods beginning after November 15, 2007. We will adopt FAS 159 as required.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The principal objective of our asset/liability management activities is to maximize net interest income while minimizing levels of interest rate risk. Net interest income and interest expense are subject to the risk of interest rate fluctuations. In certain instances, to mitigate the impact of fluctuations in interest rates, we use interest rate swaps to effectively convert variable rate liabilities to fixed rate liabilities for proper matching with fixed rate assets. Each derivative used as a hedge is matched with an asset or liability with which it is expected to have a high correlation. The swap agreements are generally held-to-maturity and we do not use interest rate derivative financial instruments for trading purposes. The differential to be paid or received on these agreements is recognized as an adjustment to the interest expense related to debt and is recognized on the accrual basis.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates at December 31, 2007. For financial assets and debt obligations, the table presents cash flows (in certain cases, face adjusted for expected losses) to the expected maturity and weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on rates in effect as of the reporting date.

	Expected Maturity Dates
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(dollars in thousands)
Assets:

CMBS
Fixed Rate	$49,813	$6,858	$14,013	$76,003	$195,184	$396,970	$738,841	$679,986
Avg Int Rate	6.38%	7.65%	7.28%	7.47%	7.17%	6.07%	6.56%
Variable Rate	$19,618	$29,797	$83,164	—	$2,651	$36,390	$171,620	$150,425
Avg Int Rate	6.39%	6.92%	7.94%	—	10.00%	10.50%	8.16%

Loans
Fixed Rate	$61,400	$17,967	$1,997	$24,864	$2,124	$94,861	$203,213	$214,798
Avg Int Rate	10.68%	8.52%	8.23%	8.42%	7.76%	7.37%	8.61%
Variable Rate	$989,307	$670,210	$126,845	$10,429	$249,180	$13,000	$2,058,971	$2,011,647
Avg Int Rate	7.46%	7.40%	8.49%	7.35%	8.20%	6.56%	7.59%

Total return swaps
Variable Rate	—	—	—	—	—	—	—	—
Avg Int Rate	—	—	—	—	—	—	—

Interest rate swaps
Notional Amounts	$41,825	$49,553	$14,280	$50,023	$81,887	$275,475	$513,043	$(18,686)
Avg Fixed Pay Rate	5.08%	4.77%	5.04%	4.66%	4.98%	5.06%	4.98%
Avg Variable Receive Rate	4.60%	4.60%	4.60%	4.60%	4.60%	4.60%	4.60%

Liabilities:

Repurchase obligations
Variable Rate	$644,372	$246,235	$21,250	—	—	—	$911,857	$911,857
Avg Int Rate	5.50%	5.73%	5.60%	—	—	—	5.56%

CDOs
Fixed Rate	$4,502	$3,042	$5,473	$44,255	$68,965	$148,273	$274,510	$243,309
Avg Int Rate	5.60%	6.22%	5.19%	5.10%	5.16%	5.42%	5.31%
Variable Rate	$37,226	$268,532	$49,443	$155,101	$196,410	$209,226	$915,938	$824,204
Avg Int Rate	4.97%	5.05%	5.77%	4.90%	4.98%	5.20%	5.08%

Senior unsecured credit facility
Fixed Rate	—	$75,000	—	—	—	—	$75,000	$75,000
Avg Int Rate	—	6.10%	—	—	—	—	6.10%

Junior subordinated debt
Fixed Rate	—	—	—	—	—	$128,875	$128,875	$98,863
Avg Int Rate	—	—	—	—	—	7.20%	7.20%

Participation Sold
Variable Rate	$164,830	$97,465	$29,050	—	$117,089	—	$408,434	$396,900
Avg Int Rate	7.31%	8.25%	9.10%	—	8.42%	—	7.98%

Item 8.	Financial Statements and Supplementary Data

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

Attestation Report of Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2, and is incorporated herein by reference.

Changes in Internal Controls

There have been no significant changes in our “internal control over financial reporting” (as defined in rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2008 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 11.	Executive Compensation

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2008 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2008 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2008 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2008 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

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

3.2.a
Amended and Restated By-Laws of Capital Trust, Inc. (filed as Exhibit 3.2 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on January 29, 1999 and incorporated herein by reference).

3.2.b
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

+10.1
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

•+10.6	2007 Amendment to the 2004 Plan.

+10.7
Form of Award Agreement granting Restricted Shares and Performance Units under the 2004 Plan (filed as Exhibit 99.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on February 10, 2005 and incorporated herein by reference).

+10.8
Form of Award Agreement granting Performance Units under the 2004 Plan (filed as Exhibit 10.7 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

+10.9
Form of Award Agreement granting Performance Units under the 2004 Plan (filed as Exhibit 10.8 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

EXHIBIT INDEX

Exhibit Number	Description

+10.10
Form of Award Agreement granting Performance Units under the 2004 Plan (filed as Exhibit 10.9 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

+10.11
Form of Stock Option Award Agreement under the 2004 Plan (filed as Exhibit 10.10 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

+10.12
Form of Restricted Share Award Agreement under the 2004 Plan (filed as Exhibit 10.11 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

+10.13
Deferral and Distribution Election Form for Restricted Share Award Agreement under the 2004 Plan (filed as Exhibit 10.12 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

+10.14
Form of Restricted Share Unit Award Agreement under the 2004 Plan (filed as Exhibit 10.13 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

+10.15
Deferral and Distribution Election Form for Restricted Share Unit Award Agreement under the 2004 Plan (filed as Exhibit 10.14 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

+10.16
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

+10.18
Form of Award Agreement granting Performance Awards under the Company’s Amended and Restated 2004 Long-Term Incentive Plan (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 4, 2005 and incorporated herein by reference).

+10.19
Capital Trust, Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14788) filed on June 12, 2007 and incorporated herein by reference).

•+10.20	2007 Amendment to the 2007 Plan.

+10.21
Form of Award Agreement granting Restricted Shares and Performance Units under the 2007 Plan (filed as Exhibit 10.3 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 7, 2007 and incorporated herein by reference).

EXHIBIT INDEX

Exhibit Number	Description

+10.22
Form of Restricted Share Award Agreement under the 2007 Plan (filed as Exhibit 10.4 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 7, 2007 and incorporated herein by reference).

+10.23
Form of Performance Unit and Performance Share Award Agreement under the 2007 Plan (filed as Exhibit 10.5 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 7, 2007 and incorporated herein by reference).

+10.24
Form of Stock Option Award Agreement under the 2007 Plan (filed as Exhibit 10.6 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 7, 2007 and incorporated herein by reference).

+10.25
Form of SAR Award Agreement under the 2007 Plan (filed as Exhibit 10.7 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 7, 2007 and incorporated herein by reference).

+10.26
Form of Restricted Share Unit Award Agreement under the 2007 Plan (filed as Exhibit 10.8 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 7, 2007 and incorporated herein by reference).

+10.27
Deferral Election Agreement for Deferred Share Units under the 2007 Plan (filed as Exhibit 10.9 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 7, 2007 and incorporated herein by reference).

•+10.28	Deferral Election Agreement for Selected Plan Awards, dated as of December 24, 2007, by and between Capital Trust, Inc. and John R. Klopp.

•+10.29	Deferral Election Agreement for Selected Plan Awards, dated as of December 24, 2007, by and between Capital Trust, Inc. and Geoffrey G. Jervis.

•+10.30	Deferral Election Agreement for Selected Plan Awards, dated as of December 24, 2007, by and between Capital Trust, Inc. and Geoffrey G. Jervis.

•+10.31	Deferral Election Agreement for Selected Plan Awards, dated as of December 24, 2007, by and between Capital Trust, Inc. and Geoffrey G. Jervis.

•+10.32	Deferral Election Agreement for Selected Plan Awards, dated as of December 24, 2007, by and between Capital Trust, Inc. and Stephan D. Plavin.

•+10.33	Deferral Election Agreement for Selected Plan Awards, dated as of December 24, 2007, by and between Capital Trust, Inc. and Thomas C. Ruffing.

+10.34
Employment Agreement, dated as of February 24, 2004, by and between Capital Trust, Inc. and CT Investment Management Co., LLC and John R. Klopp (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 12, 2004 and incorporated herein by reference).

EXHIBIT INDEX

Exhibit Number	Description

+10.35
Employment Agreement, dated as of December 28, 2005, by and between Capital Trust, Inc. and Stephen D. Plavin (filed as Exhibit 10.19 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2006 and incorporated herein by reference).

+10.36
Employment Agreement, dated as of September 29, 2006, by and among Capital Trust, Inc., CT Investment Management Co., LLC and Geoffrey G. Jervis (filed as Exhibit 10.3 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 30, 2006 and incorporated herein by reference).

+10.37
Employment Agreement, dated as of August 4, 2006, by and among Capital Trust, Inc., CT Investment Management Co., LLC and Thomas C. Ruffing (filed as Exhibit 10.2 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on August 8, 2006 and incorporated herein by reference).

+10.38
Termination Agreement, dated as of December 29, 2000, by and between Capital Trust, Inc. and Craig M. Hatkoff (filed as Exhibit 10.9 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference).

+10.39
Transition Agreement dated May 26, 2005, by and between the Company and Brian H. Oswald (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14788) filed on May 27, 2005 and incorporated herein by reference).

+10.40
Consulting Services Agreement, dated as of January 1, 2003, by and between CT Investment Management Co., LLC and Craig M. Hatkoff. (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 6, 2003 and incorporated herein by reference).

10.41
Agreement of Lease dated as of May 3, 2000, between 410 Park Avenue Associates, L.P., owner, and Capital Trust, Inc., tenant (filed as Exhibit 10.11 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference).

10.42.a
Amended and Restated Master Loan and Security Agreement, dated as of June 27, 2003, between Capital Trust, Inc., CT Mezzanine Partners I LLC and Morgan Stanley Mortgage Capital Inc. (filed as Exhibit 10.4 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 6, 2003 and incorporated herein by reference).

10.42.b
Joinder and Amendment, dated as of July 20, 2004, among Capital Trust, Inc., CT Mezzanine Partners I LLC, CT RE CDO 2004-1 Sub, LLC and Morgan Stanley Mortgage Capital Inc. (filed as Exhibit 10.21.b to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

10.43
Master Repurchase Agreement, dated as of July 29, 2005, by and between the Company and Morgan Stanley Bank (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 1, 2005 and incorporated herein by reference).

10.44.a
Master Repurchase Agreement, dated as of July 29, 2005, by and among the Company, CT RE CDO 2004-1 Sub, LLC, CT RE CDO 2005-1 Sub, LLC and Morgan Stanley Bank (filed as Exhibit 10.2 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 1, 2005 and incorporated herein by reference).

EXHIBIT INDEX

Exhibit Number	Description

10.44.b
Amendment No. 1 to the Master Repurchase Agreement, dated as of November 4, 2005, by and among Capital Trust, Inc., CT RE CDO 2004-1 Sub, LLC, CT RE CDO 2005-1 Sub, LLC and Morgan Stanley Bank (filed as Exhibit 10.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on November 9, 2005 and incorporated herein by reference).

*10.44.c
Amendment No. 5 to Master Repurchase Agreement, dated as of February 14, 2007, by and among Capital Trust, Inc., CT RE CDO 2004-1 SUB, LLC, CT RE CDO 2005-1 SUB, LLC and Morgan Stanley Bank (filed as Exhibit 10.4 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 1, 2007 and incorporated herein by reference).

10.45.a
Amended and Restated Master Repurchase Agreement, dated as of August  15, 2006, by and between Goldman Sachs Mortgage Company and Capital Trust, Inc. (filed as Exhibit 10.1.a to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 30, 2006 and incorporated herein by reference).

10.45.b
Annex I to Amended and Restated Master Repurchase Agreement, dated as of August 15, 2006, by and between Goldman Sachs Mortgage Company and Capital Trust, Inc. (filed as Exhibit 10.1.b to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 30, 2006 and incorporated herein by reference).

10.45.c
Letter, dated as of August 15, 2006, by and between Goldman Sachs Mortgage Company and Capital Trust, Inc. (filed as Exhibit 10.1.c to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 30, 2006 and incorporated herein by reference).

10.46
Master Loan Repurchase Facility, dated as of August 17, 2004, by and between Goldman Sachs Mortgage Company and Capital Trust, Inc. (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 3, 2004 and incorporated herein by reference).

10.47.a
Master Repurchase Agreement, dated as of February 19, 2002, by and between Liquid Funding, Ltd. and CT LF Funding Corp. (filed as Exhibit 10.24.a to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

10.47.b
Terms Annex, dated March 1, 2005, by and between Liquid Funding, Ltd. and CT LF Funding Corp. (filed as Exhibit 10.24.b to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

10.47.c
Confirmation, dated as of March 20, 2006, by and between CT LF Funding Corp. and Liquid Funding, Ltd (filed as Exhibit 10.7 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 4, 2006 and incorporated herein by reference).

10.48
Master Repurchase Agreement, dated as of March 4, 2005, by and among Capital Trust, Inc., Bank of America, N.A. and Banc of America Securities LLC. (filed as Exhibit 10.25 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

EXHIBIT INDEX

Exhibit Number	Description

10.49.a
Amended and Restated Master Repurchase Agreement, dated as of February 15, 2006, by and among Bear, Stearns Funding, Inc., Capital Trust, Inc. and CT BSI Funding Corp. (filed as Exhibit 10.31.a to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2006 and incorporated herein by reference).

10.49.b
Letter agreement, dated as of February 15, 2006, by and among Bear, Stearns Funding, Inc., Capital Trust, Inc. and CT BSI Funding Corp. (filed as Exhibit 10.31.b to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2006 and incorporated herein by reference).

10.49.c
Amendment No. 1, dated as of February 7, 2007, to the Amended and Restated Master Repurchase Agreement, by and among Bear, Stearns Funding, Inc., Capital Trust, Inc. and CT BSI Funding Corp.(filed as Exhibit 10.7.a to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 1, 2007 and incorporated herein by reference).

*10.49.d
Letter Agreement, dated as of February 7, 2007, by and among Bear, Stearns Funding, Inc., Capital Trust, Inc. and CT BSI Funding Corp. (filed as Exhibit 10.7b to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 1, 2007 and incorporated herein by reference).

10.50.a
Amended and Restated Master Repurchase Agreement, dated as of February 15, 2006, by and among Bear, Stearns International Limited, Capital Trust, Inc. and CT BSI Funding Corp. (filed as Exhibit 10.32.a to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2006 and incorporated herein by reference).

10.50.b
Letter agreement, dated as of February 15, 2006, by and among Bear, Stearns International Limited, Capital Trust, Inc. and CT BSI Funding Corp. (filed as Exhibit 10.32.b to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2006 and incorporated herein by reference).

10.50.c
Amendment No. 1, dated as of February 7, 2007, to the Amended and Restated Master Repurchase Agreement, by and among Bear, Stearns International Limited, Capital Trust, Inc. and CT BSI Funding Corp. (filed as Exhibit 10.6.a to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 1, 2007 and incorporated herein by reference).

*10.50.d
Letter Agreement, dated as of February 7, 2007, by and among Bear, Stearns International Limited, Capital Trust, Inc. and CT BSI Funding Corp. (filed as Exhibit 10.6.b to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 1, 2007 and incorporated herein by reference).

10.51
Master Repurchase Agreement, dated as of November 1, 2006, by and between Capital Trust, Inc. and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.35 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on February 28, 2007 and incorporated herein by reference).

10.52
Limited Liability Company Agreement of CT MP II LLC, by and among Travelers General Real Estate Mezzanine Investments II, LLC and CT-F2-GP, LLC, dated as of March 8, 2000 (filed as Exhibit 10.3 to Capital Trust, Inc.'s Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

EXHIBIT INDEX

Exhibit Number	Description

10.53
Venture Agreement amongst Travelers Limited Real Estate Mezzanine Investments I, LLC, Travelers General Real Estate Mezzanine Investments II, LLC, Travelers Limited Real Estate Mezzanine Investments II, LLC, CT-F1, LLC, CT-F2-GP, LLC, CT-F2-LP, LLC, CT Investment Management Co., LLC and Capital Trust, Inc., dated as of March 8, 2000 (filed as Exhibit 10.1 to Capital Trust, Inc.'s Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

10.54
Guaranty of Payment, by Capital Trust, Inc. in favor of Travelers Limited Real Estate Mezzanine Investments I, LLC, Travelers General Real Estate Mezzanine Investments II, LLC and Travelers Limited Real Estate Mezzanine Investments II, LLC, dated as of March 8, 2000 (filed as Exhibit 10.6 to Capital Trust, Inc.'s Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

10.55
Guaranty of Payment, by The Travelers Insurance Company in favor of Capital Trust, Inc., CT-F1, LLC, CT-F2-GP, LLC, CT-F2-LP, LLC and CT Investment Management Co., LLC, dated as of March 8, 2000 (filed as Exhibit 10.8 to Capital Trust, Inc.'s Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

10.56
Amended and Restated Investment Management Agreement, dated as of April 9, 2001, by and among CT Investment Management Co. LLC, CT MP II LLC and CT Mezzanine Partners II LP (filed as Exhibit 10.37 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2006 and incorporated herein by reference).

10.57
Registration Rights Agreement, dated as of July 28, 1998, among Capital Trust, Vornado Realty L.P., EOP Limited Partnership, Mellon Bank N.A., as trustee for General Motors Hourly-Rate Employees Pension Trust, and Mellon Bank N.A., as trustee for General Motors Salaried Employees Pension Trust (filed as Exhibit 10.2 to Capital Trust’s Current Report on Form 8-K (File No. 1-8063) filed on August 6, 1998 and incorporated herein by reference).

10.58
Registration Rights Agreement, dated as of February 7, 2003, by and between Capital Trust, Inc. and Stichting Pensioenfonds ABP (filed as Exhibit 10.24 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 28, 2003 and incorporated herein by reference).

10.59
Registration Rights Agreement, dated as of June 18, 2003, by and among Capital Trust, Inc. and the parties named therein (filed as Exhibit 10.2 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 12, 2004 and incorporated herein by reference).

10.60
Securities Purchase Agreement, dated as of May 11, 2004, by and among Capital Trust, Inc. W. R. Berkley Corporation and certain shareholders of Capital Trust, Inc. (filed as Exhibit 10.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on May 11, 2004 and incorporated herein by reference).

10.61
Registration Rights Agreement dated as of May 11, 2004, by and among Capital Trust, Inc. and W. R. Berkley Corporation (filed as Exhibit 10.2 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on May 11, 2004 and incorporated herein by reference).

EXHIBIT INDEX

Exhibit Number	Description

10.62
Junior Subordinate Indenture, dated February 10, 2006, by and between Capital Trust, Inc. and JP Morgan Chase Bank, N.A. (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 4, 2006 and incorporated herein by reference).

10.63
Amended and Restated Trust Agreement, dated February 10, 2006, by and among Capital Trust, Inc., JP Morgan Chase Bank, N.A., Chase Bank USA, N.A. and the Administrative Trustees named therein (filed as Exhibit 10.2 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 4, 2006 and incorporated herein by reference).

10.64
Investment Management Agreement, dated as of November 9, 2006, by and between Berkley Insurance Company and CT High Grade Mezzanine Manager, LLC (filed as Exhibit 10.48 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on February 28, 2007 and incorporated herein by reference).

10.65
Investment Management Agreement, dated as of November 9, 2006, by and between Berkley Regional Insurance Company and CT High Grade Mezzanine Manager, LLC (filed as Exhibit 10.49 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on February 28, 2007 and incorporated herein by reference).

10.66
Investment Management Agreement, dated as of November 9, 2006, by and between Admiral Insurance Company and CT High Grade Mezzanine Manager, LLC (filed as Exhibit 10.50 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on February 28, 2007 and incorporated herein by reference).

+10.67
Summary of Non-Employee Director Compensation (filed as Exhibit 10.51 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on February 28, 2007 and incorporated herein by reference).

10.68
 Junior Subordinated Indenture, dated as of March 29, 2007, by and between Capital Trust, Inc. and The Bank of New York Trust Company, National Association (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 1, 2007 and incorporated herein by reference).

10.69
 Amended and Restated Trust Agreement, dated as of March 29, 2007, by and among Capital Trust, Inc., The Bank of New York Trust Company, National Association, The Bank of New York (Delaware) and the Administrative Trustees named therein. (filed as Exhibit 10.2 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 1, 2007 and incorporated herein by reference).

10.70
Credit Agreement, dated as of March 22, 2007, by and among Capital Trust, Inc., the lenders identified therein and WestLB AG, New York Branch (filed as Exhibit 10.3 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 1, 2007 and incorporated herein by reference).

10.71
First Amendment to Credit Agreement, dated as of June 1, 2007, by and among Capital Trust, Inc., the lenders identified therein and WestLB AG, New York Branch (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on August 1, 2007 and incorporated herein by reference).

EXHIBIT INDEX

Exhibit Number	Description

*10.72
Master Repurchase Agreement, dated as of July 30, 2007, by and among Capital Trust, Inc., Citigroup Global Markets Inc. and Citigroup Financial Products Inc. (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 7, 2007 and incorporated herein by reference).

+10.73
Summary of Non-Employee Director Compensation (filed as Exhibit 10.51 to Capital Trust, Inc.'s Annual Report on Form 10-K (File No. 1-14788) filed on February 28, 2007 and incorporated herein by reference).

•10.74	Additional Space, Lease Extension and First Lease Modification Agreement, dated as of May 23, 2007, by and between 410 Park Avenue Associates, L.P. and Capital Trust, Inc.

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

• 21.1	Subsidiaries of Capital Trust, Inc.

• 23.1	Consent of Ernst & Young LLP

• 31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

• 31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

• 32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

• 32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Represents a management contract or compensatory plan or arrangement.

•	Filed herewith.

*
Portions of this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 4, 2008	/s/ John R. Klopp
Date	John R. Klopp
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 4, 2008	/s/ Samuel Zell
Date	Samuel Zell
Chairman of the Board of Directors

March 4, 2008	/s/ John R. Klopp
Date	John R. Klopp
Chief Executive Officer and Director

March 4, 2008	/s/ Geoffrey G. Jervis
Date	Geoffrey G. Jervis
Chief Financial Officer

March 4, 2008	/s/ Thomas E. Dobrowski
Date	Thomas E. Dobrowski, Director

March 4, 2008	/s/ Martin L. Edelman
Date	Martin L. Edelman, Director

March 4, 2008	/s/ Craig M. Hatkoff
Date	Craig M. Hatkoff, Director

March 4, 2008	/s/ Edward S. Hyman
Date	Edward S. Hyman, Director

March 4, 2008	/s/ Henry N. Nassau
Date	Henry N. Nassau, Director

March 4, 2008	/s/ Joshua A. Polan
Date	Joshua A. Polan, Director

March 4, 2008	/s/ Lynne B. Sagalyn
Date	Lynne B. Sagalyn, Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Capital Trust, Inc.

We have audited Capital Trust, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capital Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Capital Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 of Capital Trust, Inc. and our report dated March 3, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, NY
March 3, 2008

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2007 based on the criteria in Internal Control-Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated:  March 4, 2008

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

Dated:  March 4, 2008

John R. Klopp	Geoffrey G. Jervis
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Capital Trust, Inc.

We have audited the accompanying consolidated balance sheets of Capital Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements and Schedules.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payments.  As discussed in Note 2 to the consolidated financial statements in 2007 the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 3, 2008

Capital Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2007 and 2006
(in thousands, except per share data)

Assets	2007	2006

Cash and cash equivalents	$25,829	$26,142
Restricted cash	5,696	1,707
Commercial mortgage backed securities	876,864	810,970
Loans receivable	2,257,563	1,754,536
Total return swaps	—	1,815
Equity investment in unconsolidated subsidiaries	977	11,485
Deposits and other receivables	3,927	3,128
Accrued interest receivable	15,091	14,888
Interest rate hedge assets	—	2,565
Deferred income taxes	3,659	3,609
Prepaid and other assets	21,876	17,719
Total assets	$3,211,482	$2,648,564

Liabilities & Shareholders' Equity

Liabilities:
Accounts payable and accrued expenses	$65,682	$38,061
Repurchase obligations	911,857	704,444
Collateralized debt obligations	1,192,299	1,212,500
Senior unsecured credit facility	75,000	—
Junior subordinated debentures	128,875	51,550
Participations sold	408,351	209,425
Interest rate hedge liabilities	18,686	1,688
Deferred origination fees and other revenue	2,495	4,624
Total liabilities	2,803,245	2,222,292

Shareholders' equity:
Class A common stock $0.01 par value 100,000 shares authorized, 17,166 and 16,933 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively ("class A common stock")	172	169
Restricted class A common stock $0.01 par value, 424 and 481 shares issued and outstanding at December 31, 2007 and December 31, 2006 respectively ("restricted class A common stock" and together with class A common stock, "common stock")	4	5
Additional paid-in capital	426,113	417,641
Accumulated other comprehensive (loss)/income	(8,684)	12,717
Accumulated deficit	(9,368)	(4,260)
Total shareholders' equity	408,237	426,272

Total liabilities and shareholders' equity	$3,211,482	$2,648,564

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 2007, 2006, and 2005
(in thousands, except share and per share data)

	2007	2006	2005
Income from loans and other investments:
Interest and related income	$253,422	$175,404	$86,200
Less: Interest and related expenses	162,377	104,607	37,229
Income from loans and other investments, net	91,045	70,797	48,971

Other revenues:
Management fees	3,499	2,650	5,091
Incentive management fees	6,208	1,652	8,033
Servicing fees	623	105	—
Other interest income	1,083	1,354	553
Total other revenues	11,413	5,761	13,677

Other expenses:
General and administrative	29,956	23,075	21,939
Depreciation and amortization	1,810	3,049	1,114
Total other expenses	31,766	26,124	23,053

Recovery/(provision) for losses	—	—	—
Gain on sale of investments	15,077	—	4,951
Income/(loss) from equity investments	(2,109)	898	(222)
Income before income taxes	83,660	51,332	44,324
(Benefit)/provision for income taxes	(706)	(2,735)	213
Net income	$84,366	$54,067	$44,111

Per share information:
Net earnings per share of common stock:
Basic	$4.80	$3.43	$2.91
Diluted	$4.77	$3.40	$2.88

Weighted average shares of common stock outstanding:
Basic	17,569,690	15,754,655	15,181,476
Diluted	17,690,266	15,923,397	15,335,914

Dividends declared per share of common stock	$5.10	$3.45	$2.45

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2007, 2006, and 2005
(in thousands)

	Comprehensive Income	Class A Common Stock	Restricted Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total
Balance at December 31, 2004		$148	$3	$321,937	$3,815	$(9,406)	$316,497

Net income	$44,111	—	—	—	—	44,111	44,111
Unrealized gain on derivative financial instruments	2,079	—	—	—	2,079	—	2,079
Unrealized gain on securities	8,684	—	—	—	8,684	—	8,684
Amortization of unrealized gain on securities	(671)	—	—	—	(671)	—	(671)
Deferred gain on settlement of swap	1,410	—	—	—	1,410	—	1,410
Amortization of deferred gain on settlement of swap	(438)	—	—	—	(438)	—	(438)
Sale of shares of class A common stock under stock option agreement	—	1	—	1,570	—	—	1,571
Restricted class A common stock earned	—	—	1	2,804	—	—	2,805
Restricted class A common stock forfeited	—	—	—	(260)	—	—	(260)
Reimbursement of offering expenses	—	—	—	248	—	—	248
Dividends declared on common stock	—	—	—	—	—	(37,186)	(37,186)
Balance at December 31, 2005	$55,175	149	4	326,299	14,879	(2,481)	338,850

Net income	$54,067	—	—	—	—	54,067	54,067
Unrealized loss on derivative financial instruments	(1,401)	—	—	—	(1,401)	—	(1,401)
Unrealized loss on available for sale security	(54)	—	—	—	(54)	—	(54)
Amortization of unrealized gain on securities	(1,640)	—	—	—	(1,640)	—	(1,640)
Currency translation adjustments	2	—	—	—	2	—	2
Deferred gain on settlement of swap	1,186	—	—	—	1,186	—	1,186
Amortization of deferred gain on settlement of swap	(255)	—	—	—	(255)	—	(255)
Shares of class A common stock issued in public offering	—	20	—	86,589	—	—	86,609
Sale of shares of class A common stock under stock option agreement	—	—	—	662	—	—	662
Reimbursement of offering expenses	—	—	—	124	—	—	124
Restricted class A common stock earned	—	—	—	4,013	—	—	4,013
Restricted class A common stock forfeited upon resignation of holder	—	—	—	(45)	—	—	(45)
Issuance of restricted Class A common stock	—	—	1	(1)	—	—	—
Dividends declared on common stock	—	—	—	—	—	(55,846)	(55,846)
Balance at December 31, 2006	$51,905	169	5	417,641	12,717	(4,260)	426,272

Net Income	$84,366	—	—	—	—	84,366	84,366

Unrealized loss on derivative financial instruments	(19,559)	—	—	—	(19,559)	—	(19,559)
Unrealized gain on securities	259	—	—	—	259	—	259
Amortization of unrealized gain on securities	(1,684)	—	—	—	(1,684)	—	(1,684)
Deferred loss on settlement of swaps	(153)	—	—	—	(153)	—	(153)
Amortization of deferred gains and losses on settlement of swaps	(262)	—	—	—	(262)	—	(262)
Currency translation adjustment	2,451	—	—	—	2,451	—	2,451
Reclassification to gain on sale of investments:
Currency translation adjustment	(2,453)	—	—	—	(2,453)		(2,453)
Issuance of stock relating to business purchase	—	—	—	707	—	—	707
Sale of shares of class A common stock under stock option agreement	—	—	—	3,159	—	—	3,159
Restricted class A common stock earned	—	3	(1)	4,606	—	—	4,608
Dividends declared on common stock	—	—	—	—	—	(89,474)	(89,474)
Balance at December 31, 2007	$62,965	$172	$4	$426,113	$(8,684)	$(9,368)	$408,237

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2007, 2006, and 2005
(in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$84,366	$54,067	$44,111
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,810	3,048	1,114
Provision for losses	4,000	—	—
Gain on sale of investment	(15,077)	—	—
Loss/(Income) from equity investments	2,109	(898)	222
Distributions of income from equity investments in unconsolidated
subsidiaries	56	1,373	1,704
Restricted class A common stock earned	4,606	3,968	2,545
Amortization of premiums and discounts on loans, CMBS,
and debt, net	(2,685)	(2,029)	(3,842)
Amortization of deferred gains on interest rate hedges	(262)	(255)	(437)
Amortization of finance costs	5,247	3,504	3,083
Changes in assets and liabilities, net:
Deposits and other receivables	1,772	2,568	4,603
Accrued interest receivable	(204)	(5,451)	(5,408)
Deferred income taxes	(50)	370	1,644
Prepaid and other assets	(1,013)	(784)	(845)
Deferred origination fees and other revenue	(2,129)	4,397	(608)
Accounts payable and accrued expenses	4,508	946	2,876
Net cash provided by operating activities	87,054	64,824	50,762

Cash flows from investing activities:
Purchases of commercial mortgage-backed securities	(110,550)	(392,732)	(245,175)
Principal collections on and proceeds from commercial mortgage-
backed securities	44,761	69,375	14,339
Origination and purchase of loans receivable	(1,058,968)	(1,423,917)	(790,997)
Principal collections on loans receivable	749,145	582,519	359,383
Equity investments in unconsolidated subsidiaries	(24,122)	(5,845)	(4,660)
Return of capital from equity investments in unconsolidated
subsidiaries	2,314	5,240	8,812
Proceeds from sale of equity investment	43,638	—	—
Purchase of total return swaps	—	(4,138)	(4,000)
Proceeds from total return swaps	1,815	6,323
Purchase of equipment and leasehold improvements	(662)	—	(23)
Payments for business purchased	(1,853)	—	—
Payment of capitalized costs	(126)	—	—
Increase in restricted cash	(3,989)	(443)	(653)
Net cash used in investing activities	(358,597)	(1,163,618)	(662,974)

Cash flows from financing activities:
Proceeds from repurchase obligations	1,503,568	1,508,970	713,474
Repayment of repurchase obligations	(1,296,154)	(1,174,277)	(568,814)
Proceeds from credit facilities	150,000	—	104,704
Repayment of credit facilities	(75,000)	—	(169,880)
Issuance of junior subordinated debentures	77,325	51,550	—
Purchase of common equity in CT Preferred Trust I & CT Preferred
Trust II	(2,325)	(1,550)	—
Proceeds from issuance of collateralized debt obligations	—	429,398	571,087
Repayment of collateralized debt obligations	(19,892)	(40,643)	—
Proceeds from participations sold	—	287,102	—
Settlement of interest rate hedges	(153)	1,186	1,410
Payment of deferred financing costs	(2,936)	(5,483)	(8,704)
Sale of class A common stock upon stock option exercise	3,251	662	1,571
Dividends paid on common stock	(66,362)	(43,686)	(32,493)
Proceeds from sale of shares of class A common stock	—	86,609	—
Payment/Reimbursement of offering expenses	(92)	124	248
Net cash provided by financing activities	271,230	1,099,962	612,603

Net (decrease) increase in cash and cash equivalents	(313)	1,168	391
Cash and cash equivalents at beginning of year	26,142	24,974	24,583
Cash and cash equivalents at end of period	$25,829	$26,142	$24,974

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

1. Organization

References herein to “we,” “us” or “our” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a fully integrated, self-managed finance and investment management company that specializes in credit sensitive structured financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. From the commencement of our finance business in 1997 through December 31, 2007, we have completed over $10.5 billion of investments in the commercial real estate debt arena. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes and we are headquartered in New York City.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries and our interests in variable interest entities in which we are the primary beneficiary.  All significant intercompany balances and transactions have been eliminated in consolidation. Our interests in CT Preferred Trust I and CT Preferred Trust II, the issuers of trust securities backed by our junior subordinated debentures, are accounted for using the equity method and their assets and liabilities are not consolidated into our financial statements due to our determination that CT Preferred Trust I and CT Preferred Trust II are variable interest entities in which we are not the primary beneficiary under Financial Accounting Standards Board, or FASB, Interpretation No. 46(R), or FIN 46R. We account for our co-investment interest in the private equity funds we co-sponsored and continue to manage, CT Mezzanine Partners III, Inc., or Fund III, and CTOPI, under the equity method of accounting. We also account for our investment in Bracor Investimentos Imobiliarios Ltda., or Bracor, under the equity method of accounting. As such, we report a percentage of the earnings of the companies in which we have such investments equal to our ownership percentage on a single line item in the consolidated statement of income as income from equity investments.

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

Fees from special servicing and asset management services are recognized as services are rendered. We account for incentive fees we earn from our investment management business in accordance with Method 1 of Emerging Issues Task Force Topic D-96. Under Method 1, no incentive income is recorded until all contingencies have been eliminated.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. At December 31, 2007, a majority of the cash and cash equivalents consisted of overnight deposits in demand deposit accounts.  At December 31, 2006, a majority of the cash and cash equivalents consisted of overnight investments in commercial paper. As of, and for the years ended, December 31, 2007 and 2006 and 2005, we had bank balances in excess of federally insured amounts. We have not experienced any losses on our demand deposits, commercial paper or money market investments.

Restricted Cash

Restricted cash at December 31, 2007 was comprised of $5.7 million that was on deposit with the trustee for our  collateralized debt obligations, or CDOs and is expected to be used to pay contractual interest and principal and to purchase replacement collateral for our reinvesting CDOs during their respective reinvestment periods.  Restricted cash at December 31, 2006 was $1.7 million.

Commercial Mortgage Backed Securities (“CMBS”)

We classify our CMBS investments pursuant to FASB Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, or FAS 115, on the date of acquisition of the investment. On August 4, 2005, we made a decision to change the accounting classification of our CMBS investments from available-for-sale to held-to-maturity. Held-to-maturity investments are stated at cost adjusted for the amortization of any premiums or discounts and any premiums or discounts are amortized through the consolidated statements of income using the effective interest method. Other than in the instance of impairment, these held-to-maturity investments are shown in our financial statements at their adjusted values pursuant to the methodology described above.

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

During the fourth quarter of 2004, we concluded that two of our CMBS investments had incurred other than temporary impairment and we incurred a charge of $5.9 million through the income statement. At December 31, 2007 we believe there has not been any adverse change in cash flows relating to existing CMBS investments, therefore we did not recognize any additional other than temporary impairment on any CMBS investments. Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectibility of the principal and interest, net of related expenses, on the underlying loans.

From time to time we purchase CMBS and other investments in which we have a level of control over the issuing entity; we refer to these investments as controlling class investments. The presentation of controlling class investments in our financial statements is governed in part by FIN 46R. FIN 46R could require that certain controlling class investments be presented on a consolidated basis. Based upon the specific circumstances of certain of our CMBS investments that are controlling class investments and our interpretation of FIN 46R, specifically the exemption for qualifying special purpose entities as defined under FASB Statements of Financial Accounting Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, or FAS 140, we have concluded that the entities that have issued the controlling class investments should not be presented on a consolidated basis. We are aware that FAS 140 is currently under review by standard setters and that, as a result of this review, our current interpretation of FIN 46R and FAS 140 may change.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Loans Receivable and Reserve for Possible Credit Losses

We purchase and originate commercial real estate debt and related instruments, or Loans, to be held as long term investments at amortized cost. Management must periodically evaluate each of these Loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the Loan. If a Loan were determined to be permanently impaired, we would write down the Loan through a charge to the reserve for possible credit losses. Given the nature of our Loan portfolio and the underlying commercial real estate collateral, significant judgment on the part of management is required in determining permanent impairment and the resulting charge to the reserve, which includes but is not limited to making assumptions regarding the value of the real estate that secures the loan. Each Loan in our portfolio is evaluated at least quarterly using our loan risk rating system which considers loan-to-value, debt yield, cash flow stability, exit plan, loan sponsorship, loan structure and other factors deemed necessary by management to assess the likelihood of delinquency or default. If we believe that there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our Loan, and this potential loss is multiplied by the default likelihood to determine the size of the reserve. Actual losses, if any, could ultimately differ from these estimates.

Deferred Financing Costs

The deferred financing costs which are included in prepaid and other assets on our consolidated balance sheets include issuance costs related to our debt and are amortized using the effective interest method or a method that approximates the effective interest method.

Repurchase Obligations

In certain circumstances, we have financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty. We currently record these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under any repurchase agreement as a liability on our consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated statements of income. There is a position under consideration by standard setters, based upon a technical interpretation of FAS 140, that starting in fiscal 2009 these transactions will not qualify as a purchase by us. We believe, consistent with industry practice, that we are accounting for these transactions in an appropriate manner; however, if these investments do not qualify as a purchase under FAS 140, we would be required to present the net investment (asset balance less the repurchase obligation balance) on our consolidated balance sheets together with an embedded derivative with the corresponding change in fair value of the derivative being recorded in the consolidated statements of income. The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty. Income from these arrangements would be presented on a net basis. Furthermore, hedge instruments related to these assets and liabilities, currently deemed effective, may no longer be effective and may have to be accounted for as non-hedge derivatives. As of December 31, 2007 we had entered into 26 such transactions, with a book value of the associated assets of $669.2 million financed with repurchase obligations of $475.5 million.

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

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109”, or FIN 48.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was effective January 1, 2007 for us. The adoption of FIN 48 did not have a material impact on our financial results.

Accounting for Stock-Based Compensation

We account for stock based compensation in accordance with FASB Statement of Financial Accounting Standards No. 123(R) “Share Based Payment,” or FAS 123(R).  Upon adoption of FAS 123(R), as of January 1, 2006, we have elected to utilize the modified prospective method, and there was no impact from this adoption.  Compensation expense for the time vesting of stock based compensation grants is recognized on the accelerated attribution method and compensation expense for performance vesting of stock based compensation grants is recognized on a straight-line basis.  Compensation expense relating to stock-based compensation is recognized in net income using a fair value measurement method.

Comprehensive Income

We comply with the provisions of the FASB Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, or FAS 130, in reporting comprehensive income and its components in the full set of general-purpose financial statements. Total comprehensive income was $63.0 million, $51.9 million and $55.2 million, for the years ended December 31, 2007, 2006 and 2005, respectively. The primary components of comprehensive income, other than net income, were the unrealized gain/(loss) on derivative financial instruments and CMBS. At December 31, 2007, accumulated other comprehensive loss is $8.7 million, comprised of unrealized gains on CMBS of $8.5 million, unrealized losses on cash flow swaps of $18.7 million and  $1.5 million of deferred realized gains on the settlement of cash flow swaps.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Earnings per Share of Common Stock

Earnings per share of common stock are presented based on the requirements of the FASB Statement of Accounting Standards No. 128, “Earnings Per Share”, or FAS 128. Basic EPS is computed based on the net earnings applicable to common stock and stock units divided by weighted average number of shares of common stock and stock units outstanding during the period. Diluted EPS is based on the net earnings allocable to common stock and stock units, divided by weighted average number of shares of common stock and stock units and potentially dilutive common stock options.

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

Reclassifications

Certain reclassifications have been made in the presentation of the 2006 and 2005 consolidated financial statements to conform to the 2007 presentation.

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

Goodwill

Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired.  Goodwill is reviewed annually in the fourth quarter to determine if there is impairment at a reporting unit level, or more frequently if an indication of impairment exists.  No impairment charges for goodwill were recorded in 2007.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” or FAS 157.  FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FAS 157 applies to reporting periods beginning after November 15, 2007. As discussed above, we report the changes in the value of effective cash flow hedges through accumulated other comprehensive income/(loss). If the cash flow hedges were accounted for under FAS 157 as of December 31, 2007, the value would be a liability on our consolidated balance sheet of $17.7 million as compared to a liability of $18.7 million.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or FAS 159.  FAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  FAS 159 applies to reporting periods beginning after November 15, 2007. We will adopt FAS 159 as required.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Commercial Mortgage Backed Securities

Activity relating to our CMBS for the year ended December 31, 2007 was as follows ($ values in thousands):

					Weighted Average
Asset Type	Face Value	Book Value	Number of Securities	Number of Issues	Rating (1)	Coupon(2)	Yield(2)	Maturity (Years)(3)

December 31, 2006
Floating Rate	$86,012	$84,807	11	9	BBB-	7.42%	7.51%	2.0
Fixed Rate	764,607	726,163	66	48	BB+	6.68%	7.13%	8.5
Total/Average	850,619	810,970	77	57	BB+	6.75%	7.17%	7.8

Originations
Floating Rate	109,621	109,617	7	4	BB-	8.94%	8.94%	3.3
Fixed Rate	1,000	933	1	1	BB+	6.13%	6.57%	2.8
Total/Average	110,621	110,550	8	5	BB-	8.91%	8.92%	3.3

Repayments & Other (4)
Floating Rate	24,013	23,881	4	2	N/A	N/A	N/A	N/A
Fixed Rate	20,817	20,775	2	2	N/A	N/A	N/A	N/A
Total/Average	44,830	44,656	6	4	N/A	N/A	N/A	N/A

December 31, 2007
Floating Rate	171,620	170,543	14	11	BB	8.16%	8.19%	2.6
Fixed Rate	744,790	706,321	65	47	BB+	6.69%	7.14%	7.5
Total/Average	$916,410	$876,864	79	58	BB+	6.97%	7.35%	6.5

(1)
Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security and exclude $37.9 million face value ($37.1 million book value) of unrated equity investments in collateralized debt obligations.

(2)	Calculations based on LIBOR of 4.60% as of December 31, 2007 and LIBOR of 5.32% as of December 31, 2006.
(3)	Represents the maturity of the investment assuming all extension options are executed.
(4)
Includes full repayments, sales, partial repayments, mark-to-market adjustments on available-for-sale securities, and the impact of premium and discount amortization and losses, if any. The figures shown in “Number of Securities” and “Number of Issues” represent only the full repayments/sales, if any.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Commercial Mortgage Backed Securities (Continued)

The charts below detail the ratings, vintage, property type and geographic distribution of the collateral securing our CMBS at year end 2007 ($ values in thousands).

Rating	Book Value	Percentage
BBB	$238,768	27%
A	194,455	22
BB	158,116	18
AAA	106,732	12
B	62,154	7
AA	49,650	6
NR	36,357	4
D	23,842	3
CCC	6,790	1
Total	$876,864	100%

Vintage	Book Value	Percentage
1998	$311,620	36%
2007	109,619	13
2004	96,475	11
1997	75,650	8
2005	61,627	7
2006	48,803	6
2000	41,463	5
1996	33,467	3
Other	98,140	11
Total	$876,864	100%

Property Type	Book Value	Percentage
Retail	$244,788	28%
Office	198,056	23
Hotel	170,914	19
Multifamily	124,067	14
Other	65,126	8
Healthcare	38,990	4
Industrial	34,923	4
Total	$876,864	100%

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Commercial Mortgage Backed Securities (Continued)

Geographic Location	Book Value	Percentage
Northeast	$238,682	27%
Southeast	224,774	26
West	146,213	17
Southwest	118,311	13
Midwest	116,462	13
Northwest	22,329	3
Other	10,093	1
Total	$876,864	100%

As detailed in Note 2, on August 4, 2005, pursuant to the provisions of FAS 115, we made a decision to change the accounting classification of our then portfolio of CMBS investments from available-for-sale to held-to-maturity.

While we typically account for our CMBS investments on a held-to maturity basis, under certain circumstances we will account for CMBS on an available-for-sale basis.  At December 31, 2007 and 2006, we had one CMBS investment that we designated and account for on an available-for-sale basis with a face value of $7.7 million and $10.0 million, respectively.  The security earned interest at a weighted average coupon of 8.34% and 7.87% at December 31, 2007 and 2006, respectively.  At December 31, 2007 and 2006, the security was carried at its fair market value of $8.3 million and $10.5 million, respectively. The investment matures in February 2010.

Quarterly, we reevaluate our CMBS portfolio to determine if there has been an other-than-temporary impairment based upon our assessment of future cash flow receipts.  For the years ended December 31, 2007, 2006, and 2005 we believe that there has not been any adverse change in cash flows for our CMBS portfolio and, therefore, did not recognize any other-than-temporary impairments.  Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectibility of principal and interest, net of related expenses, on the underlying loans.

Certain of our CMBS investments are carried at values in excess of their market values.  This difference can be caused by, among other things, changes in interest rates, changes in credit spreads, realized/unrealized losses and general market conditions.

At December 31, 2007, 58 CMBS investments with an aggregate carrying value of $618.4 million were carried at values in excess of their market values.  Market value for these CMBS investments was $555.3 million at December 31, 2007. In total, we had 79 CMBS investments with an aggregate carrying value of $876.9 million that have an estimated market value of $830.4 million (this valuation does not include the value of interest rate swaps entered into in conjunction with the purchase/financing of these investments).  Because we have the ability and intent to hold these investments until a recovery of book value plus unamortized discounts/premiums, which may be maturity, we do not consider these investments to be other-than-temporarily impaired.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Commercial Mortgage Backed Securities (Continued)

The following table shows the gross unrealized losses and fair value of our CMBS with unrealized losses as of December 31, 2007 that are not deemed to be other-than-temporarily impaired ($ values in millions).

	Less Than 12 Months		Greater Than 12 Months		Total

	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

Floating Rate	$121.3	$(19.1)	$29.1	$(1.0)	$150.4	$(20.1)

Fixed Rate	144.4	(21.1)	260.5	(21.9)	404.9	(43.0)

Total	$265.7	$(40.2)	$289.6	$(22.9)	$555.3	$(63.1)

4. Loans Receivable

We have classified our loans receivable into the following general categories:

•
Mortgage Loans—These are secured property loans evidenced by a first mortgage which is senior to any mezzanine financing and the owner’s equity. These loans may finance stabilized properties, may be bridge loans to finance property owners that require interim funding or may be construction loans. Our mortgage loans range in duration and typically require a balloon payment of principal at maturity. These loans may include pari passu participations in mortgage loans. We may also originate and fund first mortgage loans in which we intend to sell the senior tranche, thereby creating what we refer to as a subordinate mortgage interest.

•
Subordinate Mortgage Interests—Sometimes known as B Notes, these are loans evidenced by a junior participation in a first mortgage, with the senior participation known as an A Note. Although a subordinate mortgage interest may be evidenced by its own promissory note, it shares a single borrower and mortgage with the A Note and is secured by the same collateral. Subordinate mortgage interests have the same borrower and benefit from the same underlying obligation and collateral as the A Note lender. The subordinate mortgage interest is subordinated to the A Note by virtue of a contractual arrangement between the A Note lender and the subordinate mortgage interest lender, and in most instances are contractually limited in rights and remedies in the case of default. In some cases, there may be multiple senior and/or junior interests to our interest in a single mortgage loan.

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Loans Receivable (Continued)

Activity relating to our loans receivable for the year ended December 31, 2007 was as follows ($ values in thousands):

				Weighted Average
Asset Type	Face Value(1)	Book Value(1)	Number of Investments(1)	Coupon(2)	Yield(2)	Maturity (Years)(3)

December 31, 2006
Floating rate(4)
Mortgage loans	$234,419	$234,419	14	7.85%	8.47%	4.0
Subordinate mortgage interests	669,532	668,365	29	8.29%	8.37%	3.9
Mezzanine loans	622,055	621,877	23	9.57%	9.76%	4.3
Total/Average	1,526,006	1,524,661	66	8.75%	8.96%	4.1
Fixed rate
Mortgage loans	—	—	—	—	—	—
Subordinate mortgage interests	42,309	41,486	3	7.72%	7.82%	18.2
Mezzanine loans	187,161	185,751	11	9.07%	9.25%	4.9
Total/Average	229,470	227,237	14	8.82%	8.99%	7.4
Total/Average - December 31, 2006	1,755,476	1,751,898	80	8.76%	8.97%	4.5

Originations(5)
Floating rate
Mortgage loans	458,023	458,023	10	7.00%	7.24%	3.8
Subordinate mortgage interests	281,917	278,915	12	7.32%	7.46%	4.3
Mezzanine loans	640,371	638,499	16	8.03%	7.86%	3.3
Total/Average	1,380,311	1,375,437	38	7.54%	7.57%	3.6
Fixed rate
Mortgage loans	—	—	—	—	—	—
Subordinate mortgage interests	—	—	—	—	—	—
Mezzanine loans	—	—	—	—	—	—
Total/Average	—	—	—	—	—	—
Total/Average	1,380,311	1,375,437	38	7.54%	7.57%	3.6

Repayments & Other(6)
Floating rate
Mortgage loans	71,856	71,856	7	N/A	N/A	N/A
Subordinate mortgage interests	448,103	446,823	14	N/A	N/A	N/A
Mezzanine loans	323,387	327,167	13	N/A	N/A	N/A
Total/Average	843,346	845,846	34	N/A	N/A	N/A
Fixed rate
Mortgage loans	—	—	—	N/A	N/A	N/A
Subordinate mortgage interests	80	(52)	—	N/A	N/A	N/A
Mezzanine loans	26,177	23,978	3	N/A	N/A	N/A
Total/Average	26,257	23,926	3	N/A	N/A	N/A
Total/Average	869,603	869,772	37	N/A	N/A	N/A

December 31, 2007
Floating rate
Mortgage loans	620,586	620,586	17	6.93%	7.23%	3.6
Subordinate mortgage interests	503,346	500,457	27	7.40%	7.46%	3.7
Mezzanine loans	939,039	933,209	26	8.15%	8.18%	3.5
Total/Average	2,062,971	2,054,252	70	7.60%	7.71%	3.6
Fixed rate
Mortgage loans	—	—	—	—	—	—
Subordinate mortgage interests	42,229	41,538	3	7.72%	7.79%	17.2
Mezzanine loans	160,984	161,773	8	8.85%	8.84%	4.2
Total/Average	203,213	203,311	11	8.61%	8.63%	6.9
Total/Average - December 31, 2007	$2,266,184	$2,257,563	81	7.69%	7.80%	3.9

(1)	December 31, 2006 values do not include one non performing loan that was successfully resolved in the second quarter of 2007.
(2)	Calculations based on LIBOR of 4.60% as of December 31, 2007 and LIBOR of 5.32% as of December 31, 2006.
(3)	Represents the maturity of the investment assuming all extension options are executed.
(4)	During the second quarter of 2007, one subordinate mortgage interest with a book value of $6,866 switched from a fixed rate to a floating rate.
(5)	Includes additional fundings on prior period originations. The figures shown in “Number of Investments” represent the actual number of originations during the period.
(6)
Includes full repayments, sales, partial repayments and the impact of premium and discount amortization and losses, if any. The figures shown in “Number of Investments” represent only the full repayments/sales, if any.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Loans Receivable (Continued)

Property Type	Book Value	Percentage
Office	$963,558	43%
Hotel	712,145	31%
Multifamily	174,490	8%
Other	162,730	7%
Healthcare	147,883	6%
Retail	85,072	4%
Industrial	11,685	1%
Total	$2,257,563	100%

Geographic Location	Book Value	Percentage
Northeast	$887,268	39%
Various	599,943	27%
Southwest	231,416	10%
West	222,450	10%
Southeast	182,248	8%
Northwest	111,002	5%
Midwest	23,236	1%
Total	$2,257,563	100%

Quarterly, management reevaluates the reserve for possible credit losses based upon our current portfolio of loans. Each loan in our portfolio is evaluated using our loan risk rating system which considers loan-to-value, debt yield, cash flow stability, exit plan, loan sponsorship, loan structure and other factors necessary to assess the likelihood of delinquency or default.  If we believe that there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our loan, and this potential loss is multiplied by the default likelihood.  Based upon our review of the portfolio, in the fourth quarter of 2007 we recorded a $4.0 million reserve for possible credit losses related to one second mortgage loan with a face value of $10.0 million.  As of December 31, 2006, we concluded that a reserve for possible credit losses was not warranted on any of our loans.

During the second quarter of 2007, we successfully resolved our one non-performing loan. The loan was a first mortgage with an original principal balance of $8.0 million that reached maturity on July 15, 2000.  As of December 31, 2002, the loan was written down to $4.0 million. From 2002 to March 31, 2007, we had received $1.4 million in cash collections, which further reduced the carrying value of the loan to $2.6 million. During the second quarter of 2007, we received net proceeds of $10.9 million which resulted in reducing the carrying value of the loan to zero and recording $4.0 million of a recovery of provision for losses and $4.3 million of interest income.

In some instances, we have a further obligation to fund additional amounts under our loan arrangements; we refer to these funding commitments as Unfunded Loan Commitments.  At December 31, 2007, we had 11 such Unfunded Loan Commitments for a total future funding obligation of $177.0 million.

There are no loans to a single borrower or to related groups of borrowers that exceeded ten percent of total assets.  Approximately 29% of all performing loans are secured by properties in New York State.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Loans Receivable (Continued)

In connection with the loan portfolio, at December 31, 2007 and 2006, we have deferred origination fees, net of direct costs of $2.1 million and $4.6 million, respectively, which are being amortized into income over the life of the loans.

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

Activity relating to our total return swaps for the year ended December 31, 2007 was as follows ($ values in thousands):

					Weighted Average
	Fair Market Value (Book Value)	Cash Collateral	Reference/Loan Participation	Number of Investments	Yield(1)	Maturity (Years)(2)
December 31, 2006	$1,815	$1,815	$40,000	2	20.55%	1.4
Originations	—	—	—	—	—	—
Repayments	1,815	1,815	20,000	1	—	—
December 31, 2007(3)	$—	$—	$20,000	1	—	—

(1)	Calculations based on LIBOR of 4.60% as of December 31, 2007 and LIBOR of 5.32% as of December 31, 2006.
(2)	Maturity (years) based on initial maturity date of the commitments.
(3)	The total return swaps currently have no outstanding balance and a $3.0 million unfunded commitment exists.

The total return swaps are treated as non-hedge derivatives for accounting purposes and, as such, changes in their market value are recorded through the consolidated statement of operations. At December 31, 2007 and December 31, 2006, our total return swaps were valued at par and no such consolidated statement of income impact was recorded.

6. Equity Investment in Unconsolidated Subsidiaries

Our equity investments in unconsolidated subsidiaries consist primarily of our co-investments in investment management vehicles that we sponsor and manage.  At year end 2007, we had co-investments in two such vehicles, Fund III and CTOPI.  In addition to our co-investments, we record capitalized costs associated with these vehicles in equity investments in unconsolidated subsidiaries.

In 2007 we liquidated two investments that had previously been recorded as equity investments in unconsolidated subsidiaries, CT Mezzanine Partners II, LP, or Fund II, and Bracor.  In December of 2007, we sold our interest in Bracor.  We received $43.6 million in proceeds from the sale and recognized a gain of $15.1 million, which included $2.5 million of gains from currency translation adjustments.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Equity Investment in Unconsolidated Subsidiaries (Continued)

Activity relating to our equity investment in unconsolidated subsidiaries for the year ended December 31, 2007 was as follows (in thousands):

	Fund II	Fund II GP	Fund III	Bracor	CTOPI	Total

Equity Investment
Beginning balance	$635	$573	$2,929	$5,675 (1)	$—	$9,812
Equity investment	—	—	—	24,122	—	24,122
Loss from equity investments	(152)	(538)	(119)	(1,237)	(60)	(2,106)
Sales proceeds	—	—	—	(43,637)	—	(43,637)
Gain on sales	—	—	—	15,077	—	15,077
Distributions from unconsolidated subsidiaries	(483)	—	(1,887)	—	—	(2,370)
Ending balance	$—	$35	$923	$—	$(60)	$898

Capitalized Costs
Beginning balance	$1,264	$—	$368	$41	$—	$1,673
Capitalized costs	—	—	—	(41)	—	(41)
Amortization of capitalized costs	(1,264)	—	(289)	—	—	(1,553)
Ending balance	$—	$—	$79	$—	$—	$79

Total Balance	$—	$35	$1,002	$—	$(60)	$977

(1)	Includes $258,000 of additional basis that represents a difference between our share of net assets at Bracor and our carrying value.

During 2007, in conjunction with the liquidation of Fund II, we received our final payment of incentive fees from the fund of $962,000, bringing total incentive fees paid to us from Fund II to $10.6 million.  In addition, during the first quarter of 2007, we expensed the remaining capitalized cost associated with Fund II, $1.3 million from our consolidated balance sheet and $384,000 through our equity interest in Fund II’s general partner.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Equity Investment in Unconsolidated Subsidiaries (Continued)

In accordance with the management agreement with Fund III, CTIMCO may earn incentive compensation when certain returns are achieved for the shareholders of Fund III, which will be accrued if and when earned.  During the year ended December 31, 2007, we recorded $5.2 million in incentive compensation.

Activity relating to our equity investment in unconsolidated subsidiaries for the year ended December 31, 2006 was as follows (in thousands):

	Venture Agrmt.	Fund II	Fund II GP(1)	Fund III	Bracor (2)	Total

Equity Investment
Beginning balance	$—	$1,278	$692	$7,754	$—	$9,724
Equity investment	—	—	—	—	5,805	5,805
Gain (loss) from equity investments	—	279	(119)	959	(132)	987
Currency translation adjustments	—	—	—	—	2	2
Amortization of capitalized costs	—	(93)	—	—	—	(93)
Distributions from unconsolidated subsidiaries	—	(829)	—	(5,784)	—	(6,613)
Ending balance	$—	$635	$573	$2,929	$5,675	$9,812

Capitalized Costs
Beginning balance	$2,020	$2,036	$—	$521	$—	$4,577
Capitalized costs	—	—	—	—	41	41
Amortization of capitalized costs	(2,020)	(772)	—	(153)	—	(2,945)
Ending balance	$—	$1,264	$—	$368	$41	$1,673

Total Balance	$—	$1,899	$573	$3,297	$5,716	$11,485

(1)	$384,000 of the equity investment consists of capitalized costs at Fund II’s general partner which are being amortized over the expected life of the fund.
(2)	Includes $258,000 of additional basis that represents a difference between our share of net assets at Bracor and our carrying value.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Debt

At December 31, 2007 and 2006 we had $2.3 billion and $2.0 billion of total debt outstanding, respectively. The balances of each category of debt and their respective all in effective cost, including the amortization of fees and expenses were as follows ($ values in thousands):

	December 31, 2007				December 31, 2006
	Face Value	Book Value	Coupon(1)	All in Cost	Face Value	Book Value	Coupon(1)	All in Cost
Repurchase Obligations	$911,857	$911,857	5.56%	5.80%	$704,444	$704,444	6.34%	6.53%
Collateralized debt obligations
CDO I (Floating)	252,778	252,778	5.22%	5.67%	252,778	252,778	5.94%	6.39%
CDO II (Floating)	298,913	298,913	5.09%	5.32%	298,913	298,913	5.81%	6.04%
CDO III (Fixed)	259,803	261,654	5.22%	5.37%	264,594	266,754	5.22%	5.25%
CDO IV(Floating)(2)	378,954	378,954	5.04%	5.11%	394,055	394,055	5.74%	5.81%
Total CDOs	1,190,448	1,192,299	5.13%	5.34%	1,210,340	1,212,500	5.69%	5.86%
Senior Unsecured Credit Facility	75,000	75,000	6.10%	6.40%	—	—	—	—
Junior subordinated debentures	128,875	128,875	7.20%	7.30%	51,550	51,550	7.45%	7.53%
Total	$2,306,180	$2,308,031	5.45%	5.66%	$1,966,334	$1,968,494	5.97%	6.15%

(1)	Calculations based on LIBOR of 4.60% as of December 31, 2007 and LIBOR of 5.32% as of December 31, 2006.
(2)	Comprised of $364.2 million of floating rate notes sold and $14.7 million of fixed rate notes sold.

The annual face value maturities of our debt are as follows (in millions):

	2008	2009	2010	2011	2012	Thereafter	Total
Repurchase obligations	$644.4	$246.2	$21.3	$—	$—	$—	$911.9
CDOs	41.7	271.6	54.9	199.4	265.4	357.4	1,190.4
Senior unsecured credit facility	—	75.0	—	—	—	—	75.0
Junior subordinated debentures	—	—	—	—	—	128.9	128.9
Total debt	$686.1	$592.8	$76.2	$199.4	$265.4	$486.3	$2,306.2

Repurchase Obligations

At December 31, 2007, we were party to nine master repurchase agreements with seven counterparties that provide total commitments of $1.6 billion.  At December 31, 2007, we borrowed $842.2 million under these agreements and had the ability to borrow an additional $145.4 million without pledging additional collateral.

We were also a party to asset specific repurchase obligations. The term of these agreements are generally one year or less and advance rates are up to 85% with cash costs ranging from LIBOR plus 0.45% to LIBOR plus 2.50%. At December 31, 2007, these asset specific repurchase obligations represent borrowings of $69.7 million and we had the ability to borrow an additional $2.0 million without pledging additional collateral.

In total, our borrowings at December 31, 2007 under repurchase agreements were $911.9 million and we had the ability to borrow an additional $147.4 million without pledging additional collateral.  Loans and CMBS with a carrying value of $1.4 billion are pledged as collateral for our repurchase agreements.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Debt (Continued)

In August 2005, we entered into a master repurchase agreement with Bear Stearns & Co. Inc., or Bear Stearns. The agreement provided for a maximum aggregate purchase price of $75.0 million and has an initial term of three years, expiring in August 2008. In December 2005, we entered into a related master repurchase agreement with Bear Stearns, enabling us to use additional types of collateral.  The related agreement increased the combined repurchase commitment under both facilities to $125.0 million.  In February 2006, we amended and restated our master repurchase agreements with Bear Stearns increasing the combined commitment by $75.0 million to $200.0 million, and in February 2007 we further increased the combined commitment by $250 million to $450 million.  The agreements expire in August 2008 and are designed to finance, on a recourse basis, our general investment activity as well as assets designated for one or more of our CDOs.  Under the agreements, advance rates are up to 85.0% and cash costs of funds range from LIBOR plus 0.55% to LIBOR plus 2.00%. At December 31, 2007, we had incurred borrowings under the agreements of $336.0 million and had the ability to borrow an additional $5.3 million against the assets collateralizing the agreement.

In July 2005, we entered into a master repurchase agreement with Morgan Stanley Inc., or Morgan Stanley. The agreement originally provided for a maximum aggregate purchase price of $75.0 million.  In October and November 2005, we amended the agreement to increase the amount of its repurchase commitment to $125.0 million and to $150.0 million, respectively.  The November 2005 amendment also provided for a further increase of the repurchase commitment to $200.0 million as of January 2006.  In February 2007 we further increased the commitment to $300.0 million.  The agreement expires in July 2009 and is designed to finance, on a recourse basis, our general investment activity.  Under the agreement, advance rates are up to 92.0% and cash costs of funds range from LIBOR plus 0.40% to LIBOR plus 2.00%.  At December 31, 2007, we had incurred borrowings under the agreements of $142.5 million and had the ability to borrow an additional $123.4 million against the assets collateralizing the borrowings under the agreements.

In July 2005, we entered into an additional master repurchase agreement with Morgan Stanley Inc., or Morgan Stanley. The agreement provides for a maximum aggregate purchase price of $75.0 million and has a term of three years, expiring in July 2008. The agreement is designed to finance on a recourse basis assets designated for one or more of our CDOs with advance rates of up to 85.0% and cash costs of funds ranging between LIBOR plus 1.00% and LIBOR plus 1.75%. At December 31, 2007, we had incurred no borrowings under the agreement.

In November 2006, we entered into entered into a master repurchase agreement with JPMorgan Chase Bank, N.A. The agreement provides for a maximum aggregate purchase price of $250.0 million and for a rolling one-year term not to exceed three years. The agreement is designed to provide us with recourse financing for our general loan and securities investment activity. Under the agreement, advance rates are up to 92.0% and cash costs of funds range from LIBOR plus 0.30% to LIBOR plus 1.90%. At December 31, 2007, we had incurred borrowings under the agreement of $208.5 million and had the ability to borrow an additional $1.6 million against the assets collateralizing the borrowings under the agreement.

In May 2003, we entered into a master repurchase agreement with Goldman Sachs & Co. and Commerzbank. The agreement provided for a maximum aggregate purchase price of $50.0 million and had an initial term of two years, expiring June 2005. In August 2003, we amended the agreement to increase its size to $100.0 million and extend its term to June 2006. In June 2006, we further amended the agreement extending its term to June 2009, increasing its size to $150.0 million and removing Commerzbank as a party to the agreement. In October 2007, we amended and restated the agreement and concurrently executed a second master repurchase agreement, which we call the alternate funding agreement.  The amendment increased the maximum purchase amount from $150.0 million to $200.0 million.  Together the agreements are designed to provide us with recourse financing for our general investment activity as well as assets designated for one or more of our CDOs. Under the agreements, advance rates are up to 88.0% and cash costs of funds range between LIBOR plus 0.60% and LIBOR plus 2.00%. At December 31, 2007, we had incurred borrowings under the agreements of $92.8 million and had the ability to borrow an additional $15.1 million against the assets collateralizing the agreements.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Debt (Continued)

In July 2007, we entered into a master repurchase agreement with Citigroup Financial Products Inc. and Citigroup Global Markets Inc.  The agreement provides for a maximum aggregate commitment of $250.0 million with a rolling one-year term and individual financing commitments of up to three years.  The agreement is designed to provide us with recourse financing for our general loan and securities investment activity.  Under the agreement, advance rates are up to 92.0% and cash costs of funds range from LIBOR plus 0.40% to LIBOR plus 2.00%.  At December 31, 2007, we had incurred borrowings under the agreement of $41.1 million.

In March 2005, we entered into a master repurchase agreement with Bank of America. The agreement provided for a maximum aggregate purchase price of $150.0 million and has a term of five years, expiring in March 2010. Pursuant to the terms of the agreement, the amount of its repurchase commitment was reduced to $75.0 million upon the closing of our second CDO in March 2005. The agreement is designed to finance on a recourse basis assets designated for our second CDO with advance rates of 85.0% and a cash cost of funds of LIBOR plus 1.00%. At December 31, 2007, we had incurred borrowings under the agreement of $21.3 million.

In October 2006, we entered into a loan-specific repurchase obligation representing borrowings of $10.9 million with UBS Real Estate Securities. The obligation is recourse, has a term of three years and the advance rate is 75.0% with a cash cost of LIBOR plus 1.25%.

In March 2006, we entered into a loan-specific repurchase obligation representing borrowings of $6.0 million with Lehman Brothers. The obligation is non-recourse, had an initial term of one year, which we renewed for a second year and the advance rate is 60.0% with a cash cost of LIBOR plus 2.50%.

At December 31, 2006, we were party to repurchase agreements with seven counterparties with total repurchase commitments of $1.2 billion and had total outstanding borrowings of $704.4 million. The weighted average cash borrowing cost for all outstanding borrowings under the repurchase agreements in effect at December 31, 2006 was LIBOR plus 1.02% (6.34% at December 31, 2006). Assuming no additional utilization under the repurchase agreements and including the amortization of all fees paid and capitalized over the remaining term of the repurchase agreements, the all in effective borrowing cost was LIBOR plus 1.21% (6.53% at December 31, 2006).

Collateralized Debt Obligations

At December 31, 2007, we had CDOs outstanding from four separate issuances with a total face value of $1.2 billion. Our existing CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet at $1.2 billion, representing the amortized sales price of the securities sold to third parties. In total, our two reinvesting CDOs provide us with $551.7 million of debt financing at a cash cost of LIBOR plus 0.55% (5.15% at December 31, 2007) and an all in effective interest rate (including the amortization of issuance costs) of LIBOR plus 0.88% (5.48% at December 31, 2007). Our two static CDOs provide us with $638.8 million of financing with a cash cost of 5.12% and an all in effective interest rate of 5.23% at December 31, 2007.  On a combined basis, our CDOs provide us with $1.2 billion of non-recourse, non-mark-to-market, index matched financing at a weighted average cash cost of 0.53% over the applicable index (5.13% at December 31, 2007) and a weighted average all in cost of 0.74% over the applicable index (5.34% at December 31, 2007).

In July 2004 we issued our first CDO, which we refer to as CDO I, issuing and selling to third party investors $252.8 million of notes rated AAA through BBB- and retaining all of the below investment grade notes, as well as the equity in the CDO issuers. CDO I is collateralized by a $324.0 million pool of commercial real estate related assets and is a reinvesting CDO. During its four year reinvestment period, expiring in June 2008, principal proceeds from collateral repayments can be reinvested into replacement collateral subject to certain criteria. We have the option to call the entire financing at par beginning in July 2006. As a financing, CDO I has a cash cost of LIBOR plus 0.62% (5.22% at December 31, 2007) and including the amortization of fees and expenses, an all in effective rate of LIBOR plus 1.07% (5.67% at December 31, 2007).  In 2007, Moody's, Standard & Poors’, and Fitch affirmed all of their ratings of the notes issued by CT CDO I in connection with their annual review of the transaction.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Debt (Continued)

In March 2005 we issued our second CDO, which we refer to as CDO II, issuing and selling to third party investors  $299.0 million of notes rated AAA through BBB- and retaining all of the below investment grade notes, as well as the equity in the CDO issuers. CDO II is collateralized by a pool of $337.8 million of commercial real estate related assets and is a reinvesting CDO. During its five year reinvestment period, expiring in February 2010, principal proceeds from collateral repayments can be reinvested into replacement collateral subject to certain rating agency criteria. We have the option to call the entire financing at par beginning in March 2007. As a financing, CDO II has a cash cost of LIBOR plus 0.49% (5.09% at December 31, 2007) and including the amortization of fees and expenses, an all in effective rate of LIBOR plus 0.72% (5.32% at December 31, 2007).  In 2007, Standard & Poors and Fitch affirmed all of their ratings of the notes issued by CT CDO II in connection with their annual review of the transaction.

In August 2005, we issued our third CDO, which we call CDO III, issuing and selling to third party investors  $269.6 million of notes rated AAA through BBB for proceeds of $272.2 million. We retained all of the BBB- and below investment grade rated notes, as well as the equity in the CDO issuers. CDO III is collateralized by a pool of $327.6 million (face value) of CMBS and is a static pool CDO. As such, it provides for the amortization of the CDO notes rather than reinvestment with principal proceeds from collateral repayments. We have the option to call the entire financing subject to yield maintenance beginning in September 2011. As a financing, CDO III has a cash cost of 5.22% and including the amortization of fees and expenses, an all in effective rate of 5.37% at December 31, 2007.  In 2007, Fitch upgraded seven classes of the notes issued by CT CDO III and affirmed their ratings of the remaining classes.  And Standard & Poors affirmed all of their ratings of the notes issued by CT CDO III in connection with their annual review of the transaction.

In March 2006, we issued our fourth CDO, which we refer to as CDO IV, issuing and selling to third party investors $429.4 million of notes rated AAA through BBB- and retaining all of the below investment grade notes, as well as the equity in the CDO issuers. CDO IV was initially collateralized by a pool of $488.6 million (face value) of CMBS and other commercial real estate debt. The securitization is a static pool CDO, and as such it provides for the amortization of the CDO notes rather than reinvestment with principal proceeds from collateral repayments. The total collateral pool is now $389.6 million and total outstanding liabilities are $379.0 million. In terms of original balance, $16.7 million of the notes sold were fixed rate notes and $412.7 million were floating rate. The structure includes an amortizing interest rate swap which effectively converts the floating rate payments to a fixed rate payment. We have the option to call the entire financing beginning in March 2011. As a financing, CDO IV has a cash cost of 5.04% and including the amortization of fees and expenses, the all in effective cost is 5.11% at December 31, 2007.  In 2007, Standard & Poors and Fitch affirmed all of their ratings of the notes issued by CT CDO IV in connection with their annual review of the transaction.

Senior Unsecured Credit Facility

In March 2007, we closed a $50.0 million senior unsecured revolving credit facility with WestLB AG, which we amended in June 2007, increasing the size to $100 million and adding new lenders to the syndicate. The facility has an initial term of one year (with a one year term out provision at our option) and a maximum term of four years (including extension options). The facility bears interest at LIBOR plus 1.50% (LIBOR plus 1.80% on an all in basis) and we expect to use the facility borrowings for general corporate purposes and working capital needs, including providing additional flexibility for funding loan originations. At December 31, 2007, we had borrowed $75.0 million under this facility.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Debt (Continued)

Junior Subordinated Debentures

At December 31, 2007, we had a total of $128.9 million of junior subordinated debentures outstanding (that back $125 million of trust preferred securities sold to third parties).  Junior subordinated debentures are comprised of two issuances of debentures, $77.3 million backing $75 million of trust preferred securities sold to third parties in March 2007 and $51.6 million backing $50 million of trust preferred securities sold to third parties in 2006. On a combined basis the securities provide us with $125.0 million of financing at a cash cost of 7.20% and an all in effective rate of 7.30%.

In February 2006, our statutory trust subsidiary, CT Preferred Trust I, issued $50.0 million of trust preferred securities to a private investor and $1.6 million of common securities to us, and we issued to the trust $51.6 million principal amount of junior subordinated debentures. The trust preferred securities represent an undivided beneficial interest in the assets of the trust that consist solely of our junior subordinated debentures. The trust preferred securities have a 30 year term, maturing in April 2036, are redeemable at par on or after April 30, 2011 and pay distributions at a fixed rate of 7.45% for the first ten years ending April 2016, and thereafter, at a floating rate of three month LIBOR plus 2.65%, which correspond to the interest rate payable on the junior subordinated debentures. The all in cost of the junior subordinated debentures is 7.53%.

In March 2007, our statutory trust subsidiary, CT Preferred Trust II sold $75.0 million of trust preferred securities to third parties and $2.3 million common securities to us, and we issued to the trust $77.3 million principal amount of subordinated debentures. The trust preferred securities have a 30 year term, maturing in April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a fixed rate of 7.03% (or 7.14% including the amortization of fees and expenses) for the first ten years ending April 2017, and thereafter, at a floating rate of three month LIBOR plus 2.25%, which correspond to the interest note payable on the junior subordinated debentures.

Our interests in CT Preferred Trust I and CT Preferred Trust II are accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that CT Preferred Trust I and CT Preferred Trust II are variable interest entities under FIN 46R and that we are not the primary beneficiary of the entities.  Interest on the junior subordinated debentures is included in interest and related expenses on our consolidated statements of income while the junior subordinated debentures are presented as a separate item in our consolidated balance sheet.

8. Participations Sold

Participations sold represent interests in loans that we originated and subsequently sold to CT Large Loan and third parties.  We present these sold interests as both assets and liabilities (in equal amounts) in conformity with GAAP on the basis that these arrangements do not qualify as sales under FAS 140.  At December 31, 2007, we had seven such participations sold with a total book balance of $408.4 million at a weighted average coupon of LIBOR plus 3.38% (7.98% at December 31, 2007) and a weighted average yield of LIBOR plus 3.41% (8.01% at December 31, 2007).  The income earned on the loans is recorded as interest  and related income and an identical amount is recorded as interest and related expenses on the consolidated statements of income.  At December 31, 2006 we had four such participations sold with a total book balance of $209.4 million at a weighted average yield of LIBOR plus 3.54% (8.86% at December 31, 2006).

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Derivative Financial Instruments (Continued)

During the year ended December 31, 2007, we entered into one cash flow hedge agreement with a total current notional balance of $780,000. Additionally, during the twelve months ended December 31, 2007, we paid $153,000 to counterparties in settlement of two interest rate swaps and two interest rate swaps matured in the fourth quarter of 2007. Recognition of these settlements has been deferred and is being amortized over the remaining life of the previously hedged item using an approximation of the level yield basis.

The following table summarizes the notional and fair values of our derivative financial instruments as of December 31, 2007. The notional value provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk ($ values in thousands):

Hedge	Type	Notional Value	Interest Rate	Maturity	Fair Value
Swap	Cash Flow Hedge	$318,306	5.10%	2015	$(12,508)
Swap	Cash Flow Hedge	73,840	4.58%	2014	(1,242)
Swap	Cash Flow Hedge	18,718	3.95%	2011	(65)
Swap	Cash Flow Hedge	18,234	5.14%	2014	(958)
Swap	Cash Flow Hedge	16,894	4.83%	2014	(600)
Swap	Cash Flow Hedge	16,377	5.52%	2018	(1,331)
Swap	Cash Flow Hedge	13,136	5.05%	2016	(529)
Swap	Cash Flow Hedge	12,310	5.02%	2009	(263)
Swap	Cash Flow Hedge	7,062	5.10%	2016	(363)
Swap	Cash Flow Hedge	6,087	4.77%	2011	(150)
Swap	Cash Flow Hedge	5,104	5.18%	2016	(288)
Swap	Cash Flow Hedge	3,325	5.45%	2015	(240)
Swap	Cash Flow Hedge	2,870	5.08%	2011	(113)
Swap	Cash Flow Hedge	780	5.31%	2011	(36)
Total/Weighted Average		$513,043	4.98%	2015	$(18,686)

As of December 31, 2007, the derivative financial instruments were reported at their fair value of $18.7 million as interest rate hedge liabilities. Income and expense associated with these instruments is recorded as interest expense on the company’s consolidated statements of income. The amount of hedge ineffectiveness was not material during any of the periods presented.

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

Dividends

Our dividend policy is subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon our taxable income, our financial condition, our maintenance of REIT status and other factors as our board of directors deems relevant. All dividends declared in 2006 and 2007 are ordinary income.

We did not repurchase any of our common stock during the year ended December 31, 2007.

Earnings Per Share

The following table sets forth the calculation of Basic and Diluted EPS for the years ended December 31, 2007 and 2006 (in thousands, except share and per share data):

	Year ended December 31, 2007			Year ended December 31, 2006
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS:
Net earnings allocable to common stock	$84,366	17,569,690	$4.80	$54,067	15,754,655	$3.43
Effect of Dilutive Securities: Options outstanding for the purchase of common stock	—	120,576		—	168,742
Diluted EPS:
Net earnings per share of common stock and assumed conversions	$84,366	17,690,266	$4.77	$54,067	15,923,397	$3.40

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Shareholders’ Equity (Continued)

The following table sets forth the calculation of Basic and Diluted EPS for the year ended December 31, 2005 (in thousands, except share and per share data):

	Year ended December 31, 2005
	Net Income	Shares	Per Share Amount
Basic EPS:
Net earnings allocable to common stock	$44,111	15,181,476	$2.91
Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	154,438
Diluted EPS:
Net earnings per share of common stock and assumed conversions	$44,111	15,335,914	$2.88

11. General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2007, 2006 and 2005 consisted of (in thousands):

	2007	2006	2005
Salaries and benefits	$14,480	$11,450	$10,084
Employee stock based compensation	4,606	3,961	2,545
Operating and other costs	4,485	2,904	3,799
Professional services	3,821	4,362	3,512
Employee promote compensation	2,564	398	1,999
Total	$29,956	$23,075	$21,939

12. Income Taxes

We made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal, state, and local income taxes except for the operations of our taxable REIT subsidiary, CTIMCO. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT, we may be subject to material penalties such as federal, state and local income tax on our taxable income at regular corporate rates.  At December 31, 2007 and 2006, we were in compliance with all REIT requirements.

We did not pay any taxes at the REIT level in 2007, 2006 or 2005. However, CTIMCO, our investment management subsidiary, is a taxable REIT subsidiary and subject to taxes on its earnings. In 2007, CTIMCO recorded an operating loss before income taxes of $2.0 million, which resulted in an income tax benefit of $833,000, $783,000 of which we reserved and $50,000 of which we recorded. In 2006, CTIMCO recorded an operating loss before income taxes of $6.7 million, which resulted in an income tax benefit of $2.7 million, none of which we reserved and the entire $2.7 million of which we recorded. In 2005, CTIMCO recorded net income before income taxes of $104,000, which when combined with GAAP to tax difference resulted in a provision for income taxes of $213,000, all of which we recorded. In addition to the benefit we recorded in 2007 as a result of operations at CTIMCO, we reversed tax liability reserves at Capital Trust, Inc. and CTIMCO of $254,000 and $402,000, respectively.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Income Taxes (Continued)

As we are operating in a manner to meet the qualifications to be taxed as a REIT for federal income tax purposes during the 2007 tax year, we do not expect we will be liable for income taxes or for taxes on “built-in gain” on our assets at the federal and state level in future years, other than income taxes on our taxable REIT subsidiaries.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes.

The significant components of deferred tax assets and liabilities were as follows:

	Years ended December 31,
	2007	2006
Fund II incentive management fee	$—	$414
Unearned compensation expense for book purposes not recognized for tax	4,125	3,049
NOL carryforwards State and City	1,253	1,377
NOL carryforwards Federal	469	744
Other	716	146
Deferred tax asset	6,563	5,730
Valuation allowance	(2,904)	(2,121)
Net deferred tax asset	$3,659	$3,609

The taxable REIT subsidiaries have federal and state and New York City net operating loss carryforwards as of December 31, 2007 of approximately $1.3 million and $7.3 million, respectively, which expire through 2026.

The REIT has federal net operating loss carryforwards as of December 31, 2007 of approximately $3.8 million that expire through 2011. We also have federal capital loss carryforwards as of December 31, 2007 of approximately $1.5 million that expire through 2008.

13. Employee Benefit Plans

Employee 401(k) and Profit Sharing Plan

We sponsor a 401(k) and profit sharing plan that allows eligible employees to contribute up to 15% of their salary into the plan on a pre-tax basis, subject to annual limits. We have committed to make contributions to the plan equal to 3% of all eligible employees’ compensation subject to annual limits and may make additional contributions based upon earnings. Our contribution expense for the years ended December 31, 2007, 2006 and 2005, was $198,000, $118,000 and $104,000, respectively.

Equity Incentive Plans

We had four benefit plans in effect at December 31, 2007:  (1) the second amended and restated 1997 long-term incentive stock plan, or 1997 Employee Plan, (2) the amended and restated 1997 non-employee director stock plan, or 1997 Director Plan, (3) the amended and restated 2004 long-term incentive plan, or 2004 Employee Plan, and (4) the 2007 long-term incentive plan, or 2007 Plan. The 1997 plans expired in 2007 and no new awards may be issued under them.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13. Employee Benefit Plans (Continued)

Activity under these four plans for the year ended December 31, 2007 is summarized in the chart below in share and share equivalents:

Benefit Type	1997 Employee Plan	1997 Director Plan	2004 Employee Plan	2007 Long Term Incentive Plan	Total
Options(1)
Beginning Balance	323,457	76,668	—	—	400,125
Granted 2007	—	—	—	—	—
Exercised 2007	(97,979)	(48,334)	—	—	(146,313)
Canceled 2007	(1,667)	(11,667)	—	—	(13,334)
Ending Balance	223,811	16,667	—	—	240,478
Restricted Stock(2)
Beginning Balance	—	—	480,967	—	480,967
Granted 2007	—	—	23,015	—	23,015
Vested 2007	—	—	(80,051)	—	(80,051)
Forfeited 2007	—	—	—	—	—
Ending Balance	—	—	423,931	—	423,931
Stock Units(3)
Beginning Balance	—	73,848	—	—	73,848
Granted 2007	—	6,169	—	14,570	20,739
Converted 2007	—	—	—	—	—
Ending Balance	—	80,017	—	14,570	94,587
Total Outstanding Shares	223,811	96,684	423,931	14,570	758,996

(1)	All options are fully vested as of December 31, 2007.
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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13. Employee Benefit Plans (Continued)

As of year end 2007, unvested share based compensation consisted of 423,931 shares of restricted stock with an unamortized value of $4.1 million. Subject to vesting provisions, these costs will be recognized as compensation expense over the next 4 years.

2007 Plan

At our 2007 annual meeting of shareholders held on June 7, 2007, the shareholders approved the adoption of the 2007 Plan. Under the 2007 Plan, a maximum of 700,000 shares of class A common stock may be issued. Effective upon the adoption of shareholders, no future awards will occur under our prior plans. At December 31, 2007, there were 685,430 shares available under the 2007 Plan.

These shares shall be authorized but unissued shares, or shares that we have reacquired or otherwise hold in treasury or in a trust. The number of shares available for awards, as well as the terms of outstanding awards, are subject to adjustment as provided in the 2007 Plan for stock splits, stock dividends, recapitalizations and other similar events.

Shares that are subject to an award (or to any award under the 2004 Plan) that for any reason expires, is forfeited, cancelled or becomes unexercisable, and shares that are for any other reason not paid or delivered under awards pursuant to the 2007 Plan or the 2004 Plan shall again be available for subsequent awards, except as prohibited by law. The committee may not make future awards with respect to shares that we retain from otherwise delivering pursuant to an award either (i) as payment of the exercise price of an award, or (ii) in order to satisfy the withholding or employment taxes due upon grant, exercise, vesting or distribution of an award.  The 2004 Plan and the 2007 Plan were modified during 2007 to allow certain employees to defer receipt of restricted stock.

The following table summarizes the outstanding options as of December 31, 2007:

Exercise Price per Share	Options Outstanding		Weighted Average Exercise Price per Share		Weighted Average Remaining Life
	1997 Employee Plan	1997 Director Plan	1997 Employee Plan	1997 Director Plan	1997 Employee Plan	1997 Director Plan
$10.00 - $15.00	43,530	—	$13.41	$—	3.01	—
$15.00 - $20.00	126,947	—	16.38	—	3.52	—
$25.00 - $30.00	53,334	16,667	28.12	30.00	0.42	0.08
Total/Weighted Average	223,811	16,667	$18.60	$30.00	2.68	0.08

In addition to the equity interests detailed above, we have granted percentage interests in the incentive compensation received by us from the private equity funds. At December 31, 2007, we had granted, net of forfeitures, 43% of the Fund III incentive compensation received by us.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13. Employee Benefit Plans (Continued)

The following table summarizes employee option activity (that is limited to our 1997 Employee Plan) for the years ended December 31, 2007, 2006 and 2005:

	Options Outstanding	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding at January 1, 2005	458,998	$12.375-$30.00	$19.67
Granted	—	—	—
Exercised	(83,815)	$12.375-$30.00	18.75
Canceled	(22,223)	$30.00	30.00
Outstanding at December 31, 2005	352,960	$12.375-$30.00	19.23
Granted	—	—	—
Exercised	(29,503)	$12.375-$18.00	17.37
Canceled	—	—	—
Outstanding at December 31, 2006	323,457	$12.375-$30.00	19.40
Granted	—	—	—
Exercised	(97,979)	$12.375-$18.00	21.26
Canceled	(1,667)	—	18.00
Outstanding at December 31, 2007	223,811		$18.60

At December 31, 2007, 2006 and 2005, options to purchase 223,811 shares, 323,457 shares and 352,960 shares, respectively, were exercisable. At December 31, 2007, the outstanding options have various remaining contractual lives ranging from one month to 4.09 years with a weighted average life of 2.68 years.

The following table summarizes director option activity (that is limited to our 1997 Director Plan) for the years ended December 31, 2007, 2006 and 2005:

	Options Outstanding	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding at January 1, 2005	85,002	$18.00-30.00	$27.65
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding at December 31, 2005	85,002	$18.00-30.00	27.65
Granted	—	—	—
Exercised	(8,334)	$18.00	18.00
Cancelled	—	—	—
Outstanding at December 31, 2006	76,668	$18.00-30.00	28.70
Granted	—	—	—
Exercised	(48,334)	$18.00-30.00	27.93
Cancelled	(11,667)	—	30.00
Outstanding at December 31, 2007	16,667		$30.00

At December 31, 2007, 2006 and 2005, all of the options outstanding were exercisable. At December 31, 2007, the outstanding options have a remaining contractual life of one month.

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

Commercial mortgage backed securities: These investments are presented on a held-to-maturity basis and not at fair value. The fair values were obtained from a securities dealer.

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

Repurchase obligations: The repurchase obligations bear interest at rates that may or may not be available in the market currently. Given, most importantly, the short term nature of these investments, the carrying value is a reasonable estimate of fair value.

Collateralized debt obligations: These obligations are presented on the basis of proceeds received at issuance and not at fair value. The fair value was estimated based upon the amount at which similar placed financial instruments would be valued today.

Senior unsecured credit facility: This instrument bears interest at rates that are similar to those available in the market currently. Therefore, the carrying value is a reasonable estimate of fair value.

Junior subordinated debentures: These instruments bear interest at fixed rates. The fair value was obtained by calculating the present value based on current market interest rates.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

14. Fair Values of Financial Instruments (Continued)

The carrying amounts of all other assets and liabilities approximate the fair value except as follows (in thousands):

	December 31, 2007			December 31, 2006
	Carrying Amount	Face Value	Fair Value	Carrying Amount	Face Value	Fair Value
Financial assets:
CMBS	$876,864	$916,410	$830,411	$810,970	$850,619	$807,087
Loans receivable	2,257,563	2,266,184	2,226,445	1,754,536	1,758,114	1,761,977
Financial liabilities:
CDOs	1,192,299	1,190,448	1,067,513	1,212,500	1,210,340	1,190,612
Junior Sub. Debentures	128,875	128,875	98,863	51,500	51,500	52,431
Participations sold	408,351	408,434	396,900	209,425	208,905	208,905

15. Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on our outstanding debt for 2007, 2006 and 2005 was $161.2 million, $102.0 million and $34.3 million, respectively. Income taxes recovered (paid) by us in 2007, 2006 and 2005 were $1.5 million, $583,000 and ($7,000), respectively. Non-cash investing and financing activity of $198.9 and $77.7 million for 2007 and 2006, respectively, resulted from paydowns on the loans we classify as participations sold.

16. Transactions with Related Parties

Effective January 1, 2003, we entered into a consulting agreement with a director with a term of two years and five months that expired on May 31, 2005. During the year ended December 31, 2005 we incurred expenses of $50,000 in connection with this agreement.

Until 2007, we paid Equity Group Investments, L.L.C. and Equity Risk Services, Inc., affiliates under common control of the chairman of the board of directors, for certain corporate services provided to us. These services include consulting on insurance matters, risk management, and investor relations. During the years ended December 31, 2006 and 2005, we incurred $45,000 and $49,000, respectively, of expenses in connection with these services.

We pay Global Realty Outsourcing, Inc., a company in which we previously had an equity investment and upon which our chief executive officer served on its board of directors prior to the sale of the company, for consulting services relating to monitoring assets and evaluating potential investments. During the year ended December 31, 2005 we incurred $557,000 of expenses in connection with these services.  On December 30, 2005 we sold our equity investment in Global Realty Outsourcing, Inc. which resulted in a $5.0 million gain.

In September 2006, we made a founding investment in Bracor, a newly formed net lease commercial real estate company located and operating in Brazil. Our ultimate commitment was $30.0 million. Bracor was owned 24% by us, 47% by Equity International, or EI, and 29% by third parties. Our Chairman, Sam Zell, is the Chairman of EI and has an ownership position in EI. Our share of profits and losses from Bracor were reported one quarter subsequent to the period earned by Bracor. On December 18, 2007, we sold our ownership interest in Bracor which resulted in a $15.1 million gain.  Our ownership interest was purchased by four investors on the same terms, including W.R. Berkley Corporation, or WRBC.  WRBC beneficially owns approximately 17.8% of our outstanding class A common stock as of March 4, 2008 and a member of our board of directors is an employee of WRBC.

On November 9, 2006, we commenced our CT High Grade MezzanineSM investment management initiative and entered into three separate account agreements with affiliates of WRBC, for an aggregate of $250.0 million.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

16. Transactions with Related Parties (Continued)

Pursuant to these agreements, we invest, on a discretionary basis, capital on behalf of WRBC in low risk commercial real estate mortgages, mezzanine loans and participations therein. The separate accounts are entirely funded with committed capital from WRBC and are managed by a subsidiary of our wholly-owned investment management subsidiary, CT Investment Management Co. LLC, or CTIMCO.  Each separate account has a one-year investment period with extension provisions. CTIMCO will earn a management fee equal to 0.25% per annum on invested assets. On July 25, 2007, we amended the agreements to increase the aggregate commitment of the WRBC affiliates to $350.0 million and extend the investment period to July 2008.

On April 27, 2007, we purchased a $20.0 million subordinated interest in a mortgage from a dealer.  Proceeds from the original mortgage financing provide for the construction and leasing of an office building in Washington, D.C that is owned by a joint venture in which an entity 80% controlled by WRBC is one of the two joint venture partners.  We believe that the terms of the foregoing transactions are no less favorable than could be obtained by us from unrelated parties on an arm’s length basis.

17. Commitments and Contingencies

Leases

We lease premises and equipment under operating leases with various expiration dates. Minimum annual rental payments at December 31, 2007 are as follows (in thousands):

Years ending December 31,
2008	$931
2009	1,377
2010	1,377
2011	1,377
2012	1,377
Thereafter	8,443
$14,882

Rent expense for office space and equipment amounted to $1.4 million, $990,000 and $959,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Future Distribution Requirements

In 1999, we acquired a portfolio of CMBS from a dealer at a discount.  For purposes of GAAP income recognition, we amortize the discount as interest income over the expected life of the securities using the effective interest method, as we do for all of our securities purchased at a discount.  For income tax purposes, specifically with respect to this portfolio, we elected to defer the recognition of the purchase discount until we receive principal as the securities are sold, amortize or mature.  In the future, assuming principal collection as anticipated, as these securities mature, we will recognize the purchase discount as income for tax purposes and, as a REIT, those amounts will be factored into our distribution requirements.  For the securities not in our CDOs, we will receive cash payments as these securities are sold, amortize or mature.  For the securities in our CDOs, the cash flow waterfalls are designed to repay senior indebtedness with principal repayments, resulting in a situation where we may not receive cash as these securities are sold, amortize or mature.  In these cases, we may have a distribution requirement without receipt of the cash to service the requirement, requiring us to fund these distribution requirements from other sources of liquidity.  As of December 31, 2007, the securities in question have a face value of $197.2 million and were purchased at a discount of $60.1 million.  $185.7 million of these securities are in our CDOs and these securities were purchased at a discount of $57.8 million.  Our current expectation is for the securities in the entire portfolio to mature between 2008 and 2015 and for us to recognize, for tax purposes, income of $124,000, $10.3 million, $4.6 million, $13.3 million, $17.7 million, $7.3 million, $484,000, and $552,000 for the years 2008-2015, respectively.

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

Employment Agreements

John R. Klopp serves as our chief executive officer and president pursuant to an employment agreement entered into on February 24, 2004. The employment agreement provides for Mr. Klopp’s employment as chief executive officer and president through December 31, 2008. Under the employment agreement, Mr. Klopp receives a base salary and is eligible to receive annual performance compensation awards of cash and restricted shares of common stock.  The agreement is subject to termination under certain circumstances and provides for severance payments under certain of these circumstances and contains provisions relating to non-competition during the term of employment, protection of our confidential information and intellectual property, and non-solicitation of our employees.

Effective December 28, 2005, we entered into an employment agreement with Stephen D. Plavin, pursuant to which Mr. Plavin will serve as our chief operating officer through December 31, 2008 (subject to our option to extend the agreement for an additional twelve months). Pursuant to the employment agreement, Mr. Plavin receives a base salary and is eligible to receive annual performance compensation awards of cash.  The agreement is subject to termination under certain circumstances and provides for severance payments under certain of these circumstances and contains provisions relating to non-competition during the term of employment, protection of our confidential information and intellectual property, and non-solicitation of our employees.

Effective August 4, 2006, we entered into an employment agreement, with Thomas C. Ruffing, pursuant to which Mr. Ruffing will serve as our chief credit officer and head of asset management through December 31, 2008. Pursuant to the employment agreement, Mr. Ruffing receives a minimum base salary and is eligible to receive an annual cash bonus, subject to a minimum level.  The agreement is subject to termination under certain circumstances and provides for severance payments under certain of these circumstances and contains provisions relating to non-competition  protection of our confidential information and intellectual property, and non-solicitation of our employees.

Effective September 29, 2006, we entered into an employment agreement with Geoffrey G. Jervis, pursuant to which Mr. Jervis will serve as our chief financial officer through December 31, 2009 (subject to our option to extend the agreement for an additional twelve months). Pursuant to the employment agreement, Mr. Jervis receives a base salary and is eligible to receive annual performance compensation awards of cash. The agreement is subject to termination under certain circumstances and provides for severance payments under certain of these circumstances and contains provisions relating to non-competition during the term of employment, protection of our confidential information and intellectual property, and non-solicitation of our employees.

Additionally, in connection with our purchase of a healthcare loan origination platform, we entered into five employment agreements.  Pursuant to the employment agreements, the employees receive base salaries and minimum annual cash bonuses.

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

18. Segment Reporting (Continued)

The following table details each segment’s contribution to our overall profitability and the identified assets attributable to each such segment for the year ended, and as of, December 31, 2007, respectively (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other
investments:
Interest and related income	$253,422	$—	$—	$253,422
Less: Interest and related expenses	162,377	—	—	162,377
Income from loans and other investments, net	91,045	—	—	91,045

Other revenues:
Management fees	—	16,282	(12,783)	3,499
Incentive management fees	—	6,208	—	6,208
Servicing fees	—	623	—	623
Other interest income	1,548	65	(530)	1,083
Total other revenues	1,548	23,178	(13,313)	11,413

Other expenses
General and administrative	17,058	25,681	(12,783)	29,956
Other interest expense	—	530	(530)	—
Depreciation and amortization	1,430	380	—	1,810
Total other expenses	18,488	26,591	(13,313)	31,766

Recovery (provision) for losses	—	—	—	—
Gain on sale of investments	15,077	—	—	15,077
Income/(loss) from equity
investments	(1,570)	(539)	—	(2,109)

Income (loss) before income taxes	87,612	(3,952)	—	83,660
Benefit for income taxes	(254)	(452)	—	(706)
Net (loss) income allocable to class A
common stock	$87,866	$(3,500)	$—	$84,366

Total assets	$3,212,069	$7,837	$(8,424)	$3,211,482

All revenues, except for $4.3 million included in interest and related income and $15.1 million included in gain on sale of investments, were generated from external sources within the United States. The Investment Management segment earned fees of $12.8 million for management of the Balance Sheet Investment segment and was charged $530,000 for inter-segment interest for the year ended December 31, 2007, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the table above.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

18. Segment Reporting (Continued)

The following table details each segment’s contribution to our overall profitability and the identified assets attributable to each such segment for the year ended and as of December 31, 2006, respectively (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other
investments:
Interest and related income	$175,404	$—	$—	$175,404
Less: Interest and related expenses	104,607	—	—	104,607
Income from loans and other investments, net	70,797	—	—	70,797

Other revenues:
Management and advisory fees	—	10,387	(7,737)	2,650
Incentive management fees	—	1,652	—	1,652
Special servicing fees	40	65	—	105
Other interest income	1,426	43	(115)	1,354
Total other revenues	1,466	12,147	(7,852)	5,761

Other expenses
General and administrative	12,458	18,354	(7,737)	23,075
Other interest expenses	—	115	(115)	—
Depreciation and amortization	2,792	257	—	3,049
Total other expenses	15,250	18,726	(7,852)	26,124

Income/(loss) from equity
investments in Funds	1,016	(118)	—	898

Income before income taxes	58,029	(6,697)	—	51,332
Benefit for income taxes	—	(2,735)	—	(2,735)
Net income allocable to class A common stock	$58,029	$(3,962)	$—	$54,067

Total assets	$2,649,866	$4,720	$(6,022)	$2,648,564

All revenues were generated from external sources within the United States. The Investment Management segment earned fees of $7.7 million for management of the Balance Sheet Investment segment and $115,000 for inter-segment interest for the year ended December 31, 2006, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the table above.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

19. Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2007, 2006 and 2005 (in thousands except per share data):

	March 31	June 30	September 30	December 31
2007
Revenues	$59,538	$69,696	$66,173	$69,428
Net income	$14,849	$25,382	$15,497	$28,638
Net income per share of common stock:
Basic	$0.85	$1.45	$0.88	$1.63
Diluted	$0.84	$1.43	$0.87	$1.62
2006
Revenues	$32,600	$47,050	$47,199	$54,316
Net income	$10,949	$14,192	$13,437	$15,489
Net income per share of common stock:
Basic	$0.72	$0.93	$0.88	$0.92
Diluted	$0.71	$0.91	$0.86	$0.91
2005
Revenues	$23,625	$21,847	$24,405	$30,000
Net income	$9,150	$8,848	$9,799	$16,314
Net income per share of common stock:
Basic	$0.61	$0.59	$0.65	$1.07
Diluted	$0.60	$0.58	$0.64	$1.06

Basic and diluted earnings per share are computed independently for each of the periods. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year.

20. Subsequent Event

On February 6, 2008, we extended our $100 million senior unsecured credit facility until March 21, 2009. The balance will remain outstanding as a non-revolving term loan maturing on March 21, 2009.

Capital Trust, Inc. and Subsidiaries
Schedule IV—Mortgage Loans on Real Estate
As of December 31, 2007
(Dollars in thousands)

		Interest	Final	Periodic		Face	Carrying
	Description/	Payment	Maturity	Payment	Prior	Amount of	Amount of
Type of Loan/Borrower	Location	Rates	Date	Terms (1)	Liens(2)	Loans(3)	Loans
Mortgage Loans:
Borrower A	Office/ Seattle, WA	LIBOR + 2.30%	9/10/2011	I/O	$—	$72,291	$72,291
All other mortgage loans individually less than 3%					502,452	548,295	548,295
Total mortgage loans					502,452	620,586	620,586
Mezzanine Loans:
Borrower B	Hotel/ Various	LIBOR + 3.65%	5/9/2012	I/O	1,782,392	152,290	152,290
Borrower C	Hotel/ Various	LIBOR + 4.00%	5/9/2012	I/O	2,595,300	125,000	125,000
Borrower D	Office/ Various	LIBOR + 3.75%	2/9/2008	I/O	2,578,105	123,364	123,364
Borrower E	Healthcare/ Various	LIBOR + 12.65%	5/9/2011	I/O	1,221,621	86,341	86,341
Borrower F	Mixed Use/ Various	LIBOR + 3.50%	12/14/2012	P&I(4)	488,068	84,180	84,180
All other mezzanine loans individually less than 3%					9,631,517	528,848	523,807
Total mezzanine loans					18,297,003	1,100,023	1,094,982
Subordinate Mortgage Interests:
All other Subordinate Mortgage Interests individually less than 3%					3,687,577	545,575	541,995
Total Subordinate Mortgage Interests					3,687,577	545,575	541,995
Total loans					$22,487,032	$2,266,184	$2,257,563

Explanatory Notes:

(1)	P&I = principal and interest, IO = interest only.
(2)	Represents only third party liens.
(3)	Does not include Unfunded Commitments.
(4)	Application of net proceeds from property sales after Senior Loan is fully repaid. Also, all excess net operating income after payment of applicable Senior Loan debt service, will repay the Loan.

S-1