Form 10-Q
period 2008-03-31
CAPITAL TRUST INC
filed 2008-05-06
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of outstanding shares of the registrant's class A common stock, par value $0.01 per share, as of May 5, 2008 was 21,705,355.

Capital Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2008 and December 31, 2007
(in thousands, except per share data)

	March 31,	December 31,
Assets	2008	2007
	(unaudited)	(audited)

Cash and cash equivalents	$122,528	$25,829
Restricted cash	15,756	5,696
Commercial mortgage backed securities	873,493	876,864
Loans receivable	2,251,614	2,257,563
Equity investment in unconsolidated subsidiaries	905	977
Deposits and other receivables	3,541	3,927
Accrued interest receivable	14,281	15,091
Deferred income taxes	4,258	3,659
Prepaid and other assets	20,156	21,876
Total assets	$3,306,532	$3,211,482

Liabilities & Shareholders' Equity

Liabilities:
Accounts payable and accrued expenses	$29,623	$65,682
Repurchase obligations	910,049	911,857
Collateralized debt obligations	1,187,904	1,192,299
Senior unsecured credit facility	100,000	75,000
Junior subordinated debentures	128,875	128,875
Participations sold	409,324	408,351
Interest rate hedge liabilities	35,647	18,686
Deferred origination fees and other revenue	1,718	2,495
Total liabilities	2,803,140	2,803,245

Shareholders' equity:
Class A common stock $0.01 par value 100,000 shares authorized, 21,284 and 17,166 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively ("class A common stock")	213	172
Restricted class A common stock $0.01 par value, 410 and 424 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively ("restricted class A common stock" and together with class A common stock, "common stock")	4	4
Additional paid-in capital	541,405	426,113
Accumulated other comprehensive loss	(26,279)	(8,684)
Accumulated deficit	(11,951)	(9,368)
Total shareholders' equity	503,392	408,237

Total liabilities and shareholders' equity	$3,306,532	$3,211,482

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Income
Three Months Ended March 31, 2008 and 2007
(in thousands, except share and per share data)
(unaudited)
	Three Months Ended
	March 31,
	2008	2007
Income from loans and other investments:
Interest and related income	$56,554	$57,449
Less: Interest and related expenses	37,944	36,100
Income from loans and other investments, net	18,610	21,349

Other revenues:
Management fees	2,197	749
Incentive management fees	—	962
Servicing fees	178	67
Other interest income	188	311
Total other revenues	2,563	2,089

Other expenses:
General and administrative	6,901	6,812
Depreciation and amortization	105	1,328
Total other expenses	7,006	8,140

Income/(loss) from equity investments	7	(703)
Income before income taxes	14,174	14,595
Income tax benefit	(599)	(254)
Net income	$14,773	$14,849

Per share information:
Net earnings per share of common stock:
Basic	$0.82	$0.85
Diluted	$0.82	$0.84

Weighted average shares of common stock outstanding:
Basic	17,942,649	17,513,742
Diluted	18,017,413	17,724,495

Dividends declared per share of common stock	$0.80	$0.80

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2008 and 2007
(in thousands)
(unaudited)

	Comprehensive Income	Class A Common Stock	Restricted Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total
Balance at January 1, 2007		$169	$5	$417,641	$12,717	$(4,260)	$426,272

Net income	$14,849	—	—	—	—	14,849	14,849
Unrealized loss on derivative financial instruments	(1,862)	—	—	—	(1,862)	—	(1,862)
Unrealized loss on securities	(24)	—	—	—	(24)	—	(24)
Amortization of unrealized gain on securities	(417)	—	—	—	(417)	—	(417)
Currency translation adjustments	(228)	—	—	—	(228)	—	(228)
Deferred loss on settlement of swap	(19)	—	—	—	(19)	—	(19)
Amortization of deferred gains and losses on settlement of swaps	(73)	—	—	—	(73)	—	(73)
Sale of shares of class A common stock under stock option agreement	—	—	—	352	—	—	352
Restricted class A common stock earned	—	1	—	1,275	—	—	1,276
Dividends declared on common stock	—	—	—	—	—	(13,968)	(13,968)
Balance at March 31, 2007	$12,226	$170	$5	$419,268	$10,094	$(3,379)	$426,158

Balance at January 1, 2008		$172	$4	$426,113	$(8,684)	$(9,368)	$408,237

Net income	$14,773					14,773	14,773
Unrealized loss on derivative financial instruments	(16,961)	—	—	—	(16,961)	—	(16,961)
Unrealized gain on available for sale security	277	—	—	—	277	—	277
Amortization of unrealized gain on securities	(437)	—	—	—	(437)	—	(437)
Deferred loss on settlement of swap	(419)	—	—	—	(419)	—	(419)
Amortization of deferred gains and losses on settlement of swaps	(55)	—	—	—	(55)	—	(55)
Shares of class A common stock issued in public offering	—	40	—	112,567	—	—	112,607
Shares of class A common stock issued under dividend reinvestment plan	—	—	—	1,541	—	—	1,541
Sale of shares of class A common stock under stock option agreement	—	—	—	180	—	—	180
Restricted class A common stock earned	—	1	—	1,004	—	—	1,005
Dividends declared on common stock	—	—	—	—	—	(17,356)	(17,356)
Balance at March 31, 2008	$(2,822)	$213	$4	$541,405	$(26,279)	$(11,951)	$503,392

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2008 and 2007
(in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$14,773	$14,849
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	105	1,328
(Income)/loss from equity investments	(7)	703
Distributions of income from equity investments in unconsolidated
subsidiaries	—	126
Restricted class A common stock earned	1,004	1,276
Amortization of premiums and discounts on loans, CMBS,
and debt, net	(1,698)	(1,037)
Amortization of deferred gains and losses on settlement of swaps	(55)	(73)
Amortization of finance costs	1,370	788
Changes in assets and liabilities, net:
Deposits and other receivables	2,250	502
Accrued interest receivable	810	(211)
Deferred income taxes	(599)	—
Prepaid and other assets	428	283
Deferred origination fees and other revenue	(650)	517
Accounts payable and accrued expenses	(5,931)	(2,671)
Net cash provided by operating activities	11,800	16,380

Cash flows from investing activities:
Purchases of CMBS	—	(35,729)
Principal collections on and proceeds from CMBS	3,568	7,025
Origination, purchase and fundings of loans receivable	(28,639)	(367,508)
Principal collections on loans receivable	34,842	93,532
Equity investments in unconsolidated subsidiaries	—	(1,251)
Return of capital from equity investments in unconsolidated subsidiaries	—	517
Proceeds from total return swaps	—	1,815
Purchase of equipment and leasehold improvements	(10)	(11)
(Increase) decrease in restricted cash	(10,060)	794
Net cash used in investing activities	(299)	(300,816)

Cash flows from financing activities:
Proceeds from repurchase obligations	101,393	457,293
Repayment of repurchase obligations	(103,202)	(280,631)
Proceeds from credit facilities	25,000	25,000
Issuance of junior subordinated debentures	—	77,325
Purchase of common equity in CT Preferred Trust I & CT Preferred
Trust II	—	(2,325)
Repayment of collateralized debt obligations	(4,317)	(6,042)
Proceeds from participations sold	—	35,782
Settlement of interest rate hedges	(419)	(19)
Payment of financing costs	(94)	(1,875)
Sale of class A common stock upon stock option exercise	180	352
Dividends paid on common stock	(47,492)	(24,379)
Proceeds from sale of shares of class A common stock	112,608	—
Proceeds from dividend reinvestment plan	1,541	—
Net cash provided by financing activities	85,198	280,481

Net increase (decrease) in cash and cash equivalents	96,699	(3,955)
Cash and cash equivalents at beginning of year	25,829	26,142
Cash and cash equivalents at end of period	$122,528	$22,187

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.   Organization

References herein to “we,” “us” or “our” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a fully integrated, self-managed finance and investment management company that specializes in credit-sensitive structured financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. From the commencement of our finance business in 1997 through March 31, 2008, we have completed over $10.5 billion of investments in the commercial real estate debt arena. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes and we are headquartered in New York City.

2.   Summary of Significant Accounting Policies

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  In our opinion, all material adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2008.  Our accounting and reporting policies conform in all material respects to generally accepted accounting principles, or GAAP, in the United States.

Principles of Consolidation
The accompanying unaudited consolidated interim financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries and our interests in variable interest entities in which we are the primary beneficiary.  All significant intercompany balances and transactions have been eliminated in consolidation. Our interests in CT Preferred Trust I and CT Preferred Trust II, the issuers of trust securities backed by our junior subordinated debentures, are accounted for using the equity method and their assets and liabilities are not consolidated into our financial statements due to our determination that CT Preferred Trust I and CT Preferred Trust II are variable interest entities in which we are not the primary beneficiary under Financial Accounting Standards Board, or FASB, Interpretation No. 46(R) "Consolidation of Variable Interest Entities", or FIN 46R. We account for our co-investment interest in the private equity funds we co-sponsored and continue to manage, CT Mezzanine Partners III, Inc., or Fund III, and CT Opportunity Partners I, LP, or CTOPI, under the equity method of accounting. We also accounted for our investment in Bracor Investimentos Imobiliarios Ltda., or Bracor, under the equity method of accounting until we sold our investment in December 2007. As such, we report a percentage of the earnings of the companies in which we have such investments equal to our ownership percentage on a single line item in the consolidated statement of income as Income from equity investments. CTOPI is an investment company (under the AICPA Investment Company Guide) and therefore it maintains its financial records on a fair value basis. We have retained such accounting relative to our investment in CTOPI pursuant to the Emerging Issues Task Force, or EITF, issue No. 85-12 “Retention of Specialized Accounting for Investments in Consolidation.”

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

Fees from special servicing and asset management services are recognized as services are rendered. We account for incentive fees we earn from our investment management business in accordance with Method 1 of EITF D-96, “Accounting for Management Fees Based on a Formula”. Under Method 1, no incentive income is recorded until all contingencies have been eliminated.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Cash and Cash Equivalents
We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents.  At March 31, 2008 and December 31, 2007, a majority of the cash and cash equivalents consisted of overnight deposits in demand deposit accounts.  As of, and for the periods ended, March 31, 2008 and December 31, 2007, we had bank balances in excess of federally insured amounts.  We have not experienced any losses on our demand deposits, commercial paper or money market investments.

Restricted Cash
Restricted cash at March 31, 2008 was comprised of $15.8 million that is on deposit with the trustee for our collateralized debt obligations, or CDOs, and is expected to be used to pay contractual interest and principal and to purchase replacement collateral for our reinvesting CDOs during their respective reinvestment periods. Restricted cash at December 31, 2007 was $5.7 million.

Commercial Mortgage Backed Securities
We classify our commercial mortgage backed securities, or CMBS, pursuant to FASB Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, or FAS 115, on the date of acquisition of the investment. On August 4, 2005, we made a decision to change the accounting classification of our CMBS investments from available-for-sale to held-to-maturity. Held-to-maturity investments are stated at cost adjusted for the amortization of any premiums or discounts and any premiums or discounts are amortized through the consolidated statements of income using the effective interest method.  Other than in the instance of impairment, these held-to-maturity investments are shown in our financial statements at their adjusted values pursuant to the methodology described above.

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

We account for CMBS under EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, or EITF 99-20. Under EITF 99-20, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience and the present value of the revised cash flows using the current expected yield is less than the present value of the previously estimated remaining cash flows, adjusted for cash receipts during the intervening period, an other than temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value with the resulting charge being included in income and a new cost basis established with the original discount or premium written off when the new cost basis is established. In accordance with this guidance, on a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, we calculate a revised yield based upon the current amortized cost of the investment, including any other than temporary impairments recognized to date, and the revised cash flows. The revised yield is then applied prospectively to recognize interest income. Management must also assess whether unrealized losses on securities reflect a decline in value that is other than temporary, and, accordingly, write down the impaired security to its fair value, through a charge to income. Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectability of the principal and interest, net of related expenses, on the underlying loans.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

During the fourth quarter of 2004, we concluded that two of our CMBS investments had incurred other-than-temporary impairment and we incurred a charge of $5.9 million through the income statement.  At March 31, 2008, we believe there has not been any adverse change in cash flows relating to existing CMBS investments; therefore we did not recognize any additional other than temporary impairment on any CMBS investments.  Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectability of the principal and interest, net of related expenses, on the underlying loans.

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

Repurchase Obligations
In certain circumstances, we have financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty. We currently record these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under any repurchase agreement as a liability on our consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated statements of income. There is a position under consideration by standard setters, based upon a technical interpretation of FAS 140, that starting in fiscal 2009 these transactions will not qualify as a purchase by us. We believe, consistent with industry practice, that we are accounting for these transactions in an appropriate manner; however, if these investments do not qualify as a purchase under FAS 140, we would be required to present the net investment (asset balance less the repurchase obligation balance) on our consolidated balance sheets together with an embedded derivative with the corresponding change in fair value of the derivative being recorded in the consolidated statements of income. The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty. Income from these arrangements would be presented on a net basis. Furthermore, hedge instruments related to these assets and liabilities, currently deemed effective, may no longer be effective and may have to be accounted for as non-hedge derivatives. As of March 31, 2008, we had entered into 26 such transactions, with a book value of the associated assets of $657.1 million financed with repurchase obligations of $445.7 million.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109”, or FIN 48.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was effective January 1, 2007 for us. The adoption of FIN 48 did not have a material impact on our financial results.

Accounting for Stock-Based Compensation
We account for stock based compensation in accordance with FASB Statement of Financial Accounting Standards No. 123(R) “Share Based Payment,” or FAS 123(R).  Upon adoption of FAS 123(R), as of January 1, 2006, we have elected to utilize the modified prospective method, and there was no impact from this adoption.  Compensation expense for the time vesting of stock based compensation grants is recognized on the accelerated attribution method and compensation expense for performance vesting of stock based compensation grants is recognized on a straight line basis.  Compensation expense relating to stock-based compensation is recognized in net income using a fair value measurement method.

Comprehensive Income
We comply with the provisions of the FASB Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, or FAS 130, in reporting comprehensive income and its components in the full set of general purpose financial statements. Total comprehensive (loss)/income was ($2.8) million and $12.2 million, for the periods ended March 31, 2008 and 2007, respectively.  The primary components of comprehensive income other than net income were the unrealized gain/(loss) on derivative financial instruments and CMBS.  At March 31, 2008, accumulated other comprehensive (loss)/income was ($26.3) million, comprised of unrealized gains on CMBS of $8.3 million, unrealized losses on cash flow swaps of $35.6 million, and $1.0 million of deferred realized gains on the settlement of cash flow swaps.

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Reclassifications
Certain reclassifications have been made in the presentation of the prior periods consolidated financial statements to conform to the March 31, 2008 presentation.

Segment Reporting
We operate in two reportable segments. We have an internal information system that produces performance and asset data for the two segments along service lines.

The “Balance Sheet Investment” segment includes our portfolio of interest earning assets (including our co-investments in investment management vehicles) and the financing thereof.

The “Investment Management” segment includes the activities of our wholly-owned investment management subsidiary, CT Investment Management Co. LLC, or CTIMCO and its subsidiaries. CTIMCO is a taxable REIT subsidiary and serves as the investment manager of Capital Trust, Inc., all of our investment management vehicles and all of our CDOs and serves as senior servicer and special servicer on certain of our investments and for third parties. In addition, CTIMCO owns certain of our assets.

Business Combination
On June 15, 2007, we purchased a healthcare loan origination platform, located in Birmingham, Alabama. We paid a $2.6 million initial purchase price ($1.9 million in cash and $707,000 in common stock), and we have a contingent obligation to pay up to an additional $1.8 million ($1.1 million in cash and $700,000 in common stock) on March 15, 2009, if the acquired business meets certain performance criteria. We have recorded $2.1 million of goodwill associated with the initial purchase price.

Goodwill
Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired.  Goodwill is reviewed annually in the fourth quarter to determine if there is impairment at a reporting unit level or more frequently if an indication of impairment exists.  No impairment charges for goodwill were recorded in the first quarter of 2008.

New Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” or FAS 157.  FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FAS 157 applies to reporting periods beginning after November 15, 2007. As discussed above, we report the changes in the value of effective cash flow hedges and our available for sale securities through accumulated other comprehensive income/(loss). We adopted FAS 157 as of January 1, 2008. As a result of the adoption of FAS 157, the fair value of our interest rate hedge liabilities decreased by $1.5 million due to the valuation adjustment related to our credit.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The table below details the fair value measurements at March 31, 2008 (in millions):

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair Value at	Identical Assets	Observable Inputs	Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
(in millions)

Available-for-sale securities	$8.3	$—	$8.3	$—

Interest rate hedge liabilities	(35.6)	—	(35.6)	—

Total	$(27.3)	$—	$(27.3)	$—

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or FAS 159.  FAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  FAS 159 applies to reporting periods beginning after November 15, 2007. We adopted FAS 159 as of January 1, 2008.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”, or FAS 161.  The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. FAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We are currently evaluating the potential effect of the adoption of FAS 161 on our consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

3.   Commercial Mortgage Backed Securities

Activity relating to our CMBS investments for the three months ended March 31, 2008 was as follows ($ values in thousands):

					Weighted Average
Asset Type	Face Value	Book Value	Number of Securities	Number of Issues	Rating (1)	Coupon(2)	Yield(2)	Maturity (Years)(3)

December 31, 2007
Floating Rate	$171,620	$170,543	14	11	BB	8.16%	8.19%	2.6
Fixed Rate	744,790	706,321	65	47	BB+	6.69%	7.14%	7.5
Total/Average	916,410	876,864	79	58	BB+	6.97%	7.35%	6.5

Originations
Floating Rate	—	—	—	—	—	—	—	—
Fixed Rate	—	—	—	—	—	—	—	—
Total/Average	—	—	—	—	—	—	—	—

Repayments & Other (4)
Floating Rate	26	(103)	—	—	N/A	N/A	N/A	N/A
Fixed Rate	4,045	3,474	—	—	N/A	N/A	N/A	N/A
Total/Average	4,071	3,371	—	—	N/A	N/A	N/A	N/A

March 31, 2008
Floating Rate	171,594	170,646	14	11	BB	6.26%	6.28%	2.5
Fixed Rate	740,745	702,847	65	47	BB	6.68%	7.13%	7.3
Total/Average	$912,339	$873,493	79	58	BB	6.60%	6.96%	6.3

(1)
Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security and exclude $37.9 million face value ($37.2 million book value) of unrated equity investments in collateralized debt obligations.

(2)	Calculations based on LIBOR of 2.70% as of March 31, 2008 and LIBOR of 4.60% as of December 31, 2007.
(3)	Represents the maturity of the investment assuming all extension options are executed.
(4)	Includes full repayments, sales, partial repayments, mark-to-market adjustments on available for sale securities, and the impact of premium and discount amortization and losses, if any. The figures shown in “Number of Securities” and “Number of Issues” represent only the full repayments/sales, if any.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The tables below detail the ratings, vintage, property type and geographic distribution of the collateral securing our CMBS at March 31, 2008 (in thousands):

Ratings	Book Value	Percentage
AAA	$126,729	15%
AA	27,769	3%
A	187,245	21%
BBB	265,268	30%
BB	114,744	13%
B	57,979	7%
CCC	4,991	1%
CC	4,334	1%
D	47,237	5%
NR	37,197	4%
Total	$873,493	100%
Vintage	Book Value	Percentage
2007	$109,619	13%
2006	48,815	6%
2005	61,662	7%
2004	94,753	11%
2003	29,386	3%
2002	19,608	2%
2001	18,980	2%
2000	41,475	5%
1999	30,216	3%
1998	311,623	36%
1997	73,650	8%
1996	33,706	4%
Total	$873,493	100%
Property Type	Book Value	Percentage
Retail	$234,218	27%
Office	194,296	22%
Hotel	167,527	19%
Multi-Family	144,005	16%
Other	69,497	8%
Industrial	32,402	4%
Healthcare	31,548	4%
Total	$873,493	100%
Geographic Location	Book Value	Percentage
Northeast	$217,495	25%
Southeast	214,427	25%
Midwest	148,171	17%
West	144,465	16%
Southwest	113,569	13%
Northwest	24,040	3%
Other	11,326	1%
Total	$873,493	100%
As detailed in Note 2, on August 4, 2005, pursuant to the provisions of FAS 115, we made a decision to change the accounting classification of our then portfolio of CMBS investments from available-for-sale to held-to-maturity.

While we typically account for our CMBS investments on a held-to-maturity basis, under certain circumstances we will account for CMBS on an available-for-sale basis.  At March 31, 2008 and December 31, 2007, we had one CMBS investment that we designated and account for on an available-for-sale basis with a face value of $7.4 million and $7.7 million, respectively.  The security earned interest at a weighted average coupon of 8.34% at March 31, 2008 and December 31, 2007.  At March 31, 2008 and December 31, 2007, the security was carried at its fair market value of $8.3 million.  The investment matures in February 2010.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Quarterly, we reevaluate our CMBS portfolio to determine if there has been an other-than-temporary impairment based upon our assessment of future cash flow receipts.  For the three months ended March 31, 2008, we believe that there has not been any adverse change in cash flows in our CMBS portfolio and, therefore, did not recognize any other-than-temporary impairments.  Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans.

Certain of our CMBS investments are carried at values in excess of their market values.  This difference can be caused by, among other things, changes in interest rates, changes in credit spreads, realized/unrealized losses in the underlying securities and general market conditions.  At March 31, 2008, 66 CMBS investments with an aggregate carrying value of $690.4 million were carried at values in excess of their market values.  Market value for these CMBS investments was $577.6 million at March 31, 2008. In total, we had 79 CMBS investments with an aggregate carrying value of $873.5 million that have an estimated market value of $772.0 million (this valuation does not include the value of interest rate swaps entered into in conjunction with the purchase/financing of these investments). We regularly examine the CMBS portfolio and have determined that there have been no change in our expectations  of cash flows from our CMBS portfolio since our last financial report.  Our assessment of cash flows, combined with our ability and intent to hold our CMBS investments to maturity (at which point we expect to recover book value plus amortized discounts/premiums, which may be at maturity), is the basis for our conclusion that these investments are not impaired despite the differences between estimated fair value and book value.  We attribute the difference between book value and estimated fair value to the current market dislocation and a general negative bias for structured products such as CMBS.

The following table shows the gross unrealized losses and fair value of our CMBS with unrealized losses as of March 31, 2008 that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months			Greater Than 12 Months			Total

	Book Value	Estimated Fair Value	Gross Unrealized Loss	Book Value	Estimated Fair Value	Gross Unrealized Loss	Book Value	Estimated Fair Value	Gross Unrealized Loss

Floating Rate	$125.5	$91.3	$(34.2)	$45.2	$37.3	$(7.9)	$170.7	$128.6	$(42.1)

Fixed Rate	232.1	199.6	(32.5)	287.6	249.4	(38.2)	519.7	449.0	(70.7)

Total	$357.6	$290.9	$(66.7)	$332.8	$286.7	$(46.1)	$690.4	$577.6	$(112.8)

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)
4.   Loans Receivable

Activity relating to our loans receivable for the three months ended March 31, 2008 was as follows (in thousands):

				Weighted Average
Asset Type	Face Value	Book Value	Number of Investments	Coupon(1)	Yield(1)	Maturity (Years)(2)

December 31, 2007
Floating rate(3)
Mortgage loans	$620,586	$620,586	17	6.93%	7.23%	3.6
Subordinate mortgage interests	515,797	508,900	28	7.31%	7.37%	3.7
Mezzanine loans	939,038	937,209	26	8.19%	8.22%	3.5
Total/Average	2,075,421	2,066,695	71	7.59%	7.71%	3.6
Fixed rate
Mortgage loans	—	—	—	—	—	—
Subordinate mortgage interests	29,779	29,094	2	7.92%	8.09%	24.2
Mezzanine loans	160,984	161,774	8	8.85%	8.84%	4.2
Total/Average	190,763	190,868	10	8.70%	8.73%	7.3

Total/Average - December 31, 2007	2,266,184	2,257,563	81	7.69%	7.80%	3.9

Originations(4)
Floating rate
Mortgage loans	19,239	19,239	—	5.23%	5.83%	2.9
Subordinate mortgage interests	8,353	8,353	—	7.78%	8.52%	2.1
Mezzanine loans	1,815	1,815	—	6.20%	6.20%	4.7
Total/Average	29,407	29,407	—	6.02%	6.62%	2.8
Fixed rate
Mortgage loans	—	—	—	—	—	—
Subordinate mortgage interests	—	—	—	—	—	—
Mezzanine loans	—	—	—	—	—	—
Total/Average	—	—	—	—	—	—

Total/Average	29,407	29,407	—	6.02%	6.62%	2.8

Repayments & Other(5)
Floating rate
Mortgage loans	2,686	2,686	—	N/A	N/A	N/A
Subordinate mortgage interests	2,059	1,549	—	N/A	N/A	N/A
Mezzanine loans	31,075	30,796	1	N/A	N/A	N/A
Total/Average	35,820	35,031	1	N/A	N/A	N/A
Fixed rate
Mortgage loans	—	—	—	N/A	N/A	N/A
Subordinate mortgage interests	20	(3)	—	N/A	N/A	N/A
Mezzanine loans	286	328	—	N/A	N/A	N/A
Total/Average	306	325	—	N/A	N/A	N/A

Total/Average	36,126	35,356	1	N/A	N/A	N/A

March 31, 2008
Floating rate
Mortgage loans	637,139	637,139	17	5.05%	5.36%	3.4
Subordinate mortgage interests	522,091	515,704	28	5.54%	5.60%	3.4
Mezzanine loans	909,778	908,228	25	6.25%	6.27%	3.4
Total/Average	2,069,008	2,061,071	70	5.70%	5.82%	3.4
Fixed rate
Mortgage loans	—	—	—	—	—	—
Subordinate mortgage interests	29,759	29,097	2	7.91%	8.08%	24.1
Mezzanine loans	160,698	161,446	8	8.85%	8.85%	4.0
Total/Average	190,457	190,543	10	8.70%	8.73%	7.1

Total/Average - March 31, 2008	$2,259,465	$2,251,614	80	5.96%	6.06%	3.7

(1)	Calculations based on LIBOR of 2.70% as of March 31, 2008 and LIBOR of 4.60% as of December 31, 2007.
(2)	Represents the maturity of the investment assuming all extension options are executed.
(3)	During the first quarter of 2008, one subordinate mortgage interest with a book value of $12.4 million switched from a fixed rate loan to a floating rate.
(4)	Includes additional fundings on prior period originations. The figures shown in “Number of Investments” represent the actual number of originations during the period.
(5)	Includes full repayments, sales, partial repayments and the impact of premium and discount amortization and losses, if any. The figures shown in “Number of Investments” represent only the full repayments/sales, if any.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The tables below detail the property type and geographic distribution of the properties securing our loans receivable at March 31, 2008 (in thousands).

Property Type	Book Value	Percentage
Office	$969,612	43%
Hotel	690,106	31%
Multi-Family	162,950	7%
Healthcare	147,883	7%
Retail	71,095	3%
Industrial	10,856	0%
Other	199,112	9%
Total	$2,251,614	100%

Geographic Location	Book Value	Percentage
North East	$888,156	39%
Various	586,056	26%
South West	459,659	20%
South East	193,377	9%
North West	118,263	5%
Mid West	6,103	1%
Total	$2,251,614	100%

Quarterly, management reevaluates the reserve for possible credit losses based upon our current portfolio of loans. Each loan in our portfolio is evaluated using our loan risk rating system which considers loan-to-value, debt yield, cash flow stability, exit plan, loan sponsorship, loan structure and other factors necessary to assess the likelihood of delinquency or default.  If we believe that there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our loan, and this potential loss is multiplied by the default likelihood.  Based upon our review of the portfolio, in the fourth quarter of 2007 we recorded a $4.0 million reserve for possible credit losses related to one second mortgage loan with an unpaid principal balance of $10.0 million.  As of March 31, 2008, we believe that no additional reserves for possible credit losses were warranted on any of our loans.

During the first quarter of 2008, three of our loans had performance issues.  At March 31, 2008, the loan against which we had previously recorded a $4.0 million reserve was classified as non performing due to its failure to pay interest.  A second loan matured during the first quarter of 2008 and was not repaid; prior to quarter end, we agreed to the terms of an extension of the loan through February 2009 subject to certain events occurring in April 2008.  The contemplated events occurred and the extension was put into effect in April 2008.  A third loan did not make its contractual interest payment in March 2008 and we have entered into discussions with the borrower to take title to the collateral property.  We did not accrue interest on the loan against which we have taken a reserve, but we continued to accrue interest on the other two loans through quarter end based upon our assessment that principal and interest due as of quarter end will be collected.

In some instances, we have a further obligation to fund additional amounts under our loan arrangements; we refer to these funding commitments as Unfunded Loan Commitments.  At March 31, 2008, we had 10 such Unfunded Loan Commitments for a total future funding obligation of $146.7 million.

In connection with the loan portfolio, at March 31, 2008, we have deferred origination fees, net of direct costs of $1.4 million which are being amortized into income over the life of the loans.

At March 31, 2008, we had $1.4 million included in deposits and other receivables which represented a partial  repayment that was paid prior to March 31, the proceeds of which had not been remitted to us by our servicers at quarter end.

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

Activity relating to our total return swaps for the three months ended March 31, 2008 was as follows (in thousands):

					Weighted Average
	Fair Market Value (Book Value)	Cash Collateral	Reference/Loan Participation	Number of Investments	Yield	Maturity (Years)
December 31, 2007	—	—	$20,000	1	—	—
Originations- Three Months	—	—	—	—	—	—
Repayments- Three Months	—	—	20,000	1	—	—
March 31, 2008	$ —	$ —	$ —	—	—	—

The total return swaps are treated as non-hedge derivatives for accounting purposes and, as such, changes in their market value are recorded through the consolidated statements of income.  As of March 31, 2008, the reference/loan participation was satisfied.

6.   Equity Investment in Unconsolidated Subsidiaries

Our equity investments in unconsolidated subsidiaries consist primarily of our co-investments in investment management vehicles that we sponsor and manage.  At March 31, 2008, we had co-investments in two such vehicles, Fund III and CTOPI.  In addition to our co-investments, we record capitalized costs associated with these vehicles in equity investments in unconsolidated subsidiaries.

Activity relating to our equity investment in unconsolidated subsidiaries for the three months ended March 31, 2008 was as follows (in thousands):

	Fund III	CTOPI	Other and Capitalized Costs	Total
Equity Investment
Beginning balance	$923	$(60)	$35	$898
Income (loss) from equity investments	32	(27)	2	7
Ending balance	$955	$(87)	$37	$905

Capitalized Costs
Beginning balance	$79	$—	$—	$79
Amortization of capitalized costs	(79)	—	—	(79)
Ending balance	$—	$—	$—	$—

Total Balance	$955	$(87)	$37	$905

In accordance with the management agreement with Fund III and CTOPI, CTIMCO may earn incentive compensation when certain returns are achieved for the shareholders/partners of Fund III and CTOPI, which will be accrued if and when earned.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)
7.   Debt

At March 31, 2008 and December 31, 2007, we had $2.3 billion of total debt outstanding. The balances of each category of debt and their respective coupons and all in effective costs, including the amortization of fees and expenses were as follows (in thousands):

	March 31, 2008				December 31, 2007
	Face Value	Book Value	Coupon (1)	All-In Cost	Face Value	Book Value	Coupon (1)	All-In Cost

Repurchase Obligations	$910,049	$910,049	3.70%	3.97%	$911,857	$911,857	5.56%	5.80%

Collateralized debt obligations
CDO I (Floating)	252,778	252,778	3.32%	3.76%	252,778	252,778	5.22%	5.67%
CDO II (Floating)	298,913	298,913	3.19%	3.45%	298,913	298,913	5.09%	5.32%
CDO III (Fixed)	256,981	258,754	5.22%	5.37%	259,803	261,654	5.22%	5.37%
CDO IV (Floating)(2)	377,459	377,459	3.22%	3.32%	378,954	378,954	5.04%	5.11%
Total CDOs	1,186,131	1,187,904	3.67%	3.90%	1,190,448	1,192,299	5.12%	5.34%

Senior Unsecured Credit Facility	100,000	100,000	4.45%	4.68%	75,000	75,000	6.10%	6.40%
Junior Subordinated Debentures	128,875	128,875	7.20%	7.30%	128,875	128,875	7.20%	7.30%

Total	$2,325,055	$2,326,828	3.91%	4.15%	$2,306,180	$2,308,031	5.45%	5.66%

(1)	Calculations based on LIBOR of 2.70% as of March 31, 2008 and LIBOR of 4.60% as of December 31, 2007.
(2)	Comprised of $362.8 million of floating rate notes sold and $14.7 million of fixed rate notes sold.

Repurchase Obligations
At March 31, 2008, we were party to nine master repurchase agreements with seven counterparties that provide total commitments of $1.6 billion. At March 31, 2008, we borrowed $848.7 million under these agreements.  We were also a party to asset specific repurchase obligations.  At March 31, 2008, these asset specific repurchase obligations represented borrowings of $61.4 million.  Our total borrowings at March 31, 2008 under repurchase agreements were $910.0 million and we had the ability to borrow an additional $84.2 million without pledging additional collateral.  Loans and CMBS with a carrying value of $1.7 billion are pledged as collateral for our repurchase agreements.

During the quarter, one of our repurchase agreement counterparties, Bear Stearns, experienced extreme liquidity pressure and responded by agreeing to combine with JP Morgan.  Bear Stearns is one of our largest counterparties with $480 million of commitments (the majority of which matures August 2008) and $344 million of borrowings at quarter end on the balance sheet in addition to multiple relationships with our investment management vehicles.  At quarter end, our relationships with Bear Stearns were being managed by JP Morgan, and we expect that our Bear Stearns lending relationships will be assumed by JP Morgan going forward.  JP Morgan is also a repurchase agreement counterparty with $250 million of commitments (maturing October 2008) and $187 million of borrowings at quarter end on the balance sheet in addition to relationships with our investment management vehicles.  We anticipate that both of these credit relationships will be extended in 2008.

Collateralized Debt Obligations
At March 31, 2008, we had CDOs outstanding from four separate issuances with a total face value of $1.2 billion.  Our CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet at $1.2 billion, representing the amortized sales price of the securities we sold to third parties.  In total, our two reinvesting CDOs provide us with $551.7 million of debt financing at a cash cost of LIBOR plus 0.55% (3.25% at March 31, 2008) and an all-in effective interest rate (including the amortization of issuance costs) of LIBOR plus 0.89% (3.59% at March 31, 2008).  Our two static CDOs provide us with $634.4 million of financing with a cash cost of 4.03% and an all-in effective interest rate of 4.16% at March 31, 2008.  On a combined basis, our CDOs provide us with $1.2 billion of non-recourse, non-mark-to-market, index matched financing at a weighted average cash cost of 0.53% over the applicable indices (3.67% at March 31, 2008) and a weighted average all in cost of 0.75% over the applicable indices (3.90% at March 31, 2008).

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)
Senior Unsecured Credit Facility
In March 2007, we closed a $50.0 million senior unsecured revolving credit facility with WestLB AG, which we amended in June 2007, increasing the size to $100.0 million and adding new lenders to the syndicate.  In March 2008, we exercised our term-out option under the agreement, extending the maturity date of the $100 million principal balance outstanding to March 2009 as a non revolving term loan.  The loan bears interest at a cost of LIBOR plus 1.75% (LIBOR plus 1.98% on an all in basis).

Junior Subordinated Debentures
At March 31, 2008, we had a total of $128.9 million of junior subordinated debentures outstanding (that back $125 million of trust preferred securities sold to third parties).  Junior subordinated debentures are comprised of two issuances of debentures, $77.3 million of debentures backing $75 million of trust preferred securities sold to third parties in March 2007 and $51.6 million of debentures backing $50 million of trust preferred securities sold to third parties in 2006. On a combined basis the securities provide us with $125 million of financing at a cash cost of 7.20% and an all-in effective rate of 7.30%.

Our interests in the two issuing entities, CT Preferred Trust I and CT Preferred Trust II, are accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that CT Preferred Trust I and CT Preferred Trust II are variable interest entities under FIN 46R and that we are not the primary beneficiary of the entities.  Interest on the junior subordinated debentures is included in interest and related expenses on our consolidated statements of income while the junior subordinated debentures are presented as a separate item in our consolidated balance sheet.

8.   Participations Sold

Participations sold represent interests in loans that we originated and subsequently sold to CT Large Loan 2006, Inc. (a fund that we manage) and third parties.  We present these sold interests as both assets and liabilities (in equal amounts) in conformity with GAAP on the basis that these arrangements do not qualify as sales under FAS 140.  At March 31, 2008, we had seven such participations sold with a total book balance of $409.3 million at a weighted average coupon of LIBOR plus 3.38% (6.08% at March 31, 2008) and a weighted average yield of LIBOR plus 3.40% (6.10% at March 31, 2008).

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

The following table summarizes the notional and fair values of our derivative financial instruments as of March 31, 2008. The notional value provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk (in thousands):

Hedge	Type	Notional Value	Interest Rate	Maturity	Fair Value
Swap	Cash Flow Hedge	$316,684	5.10%	2015	$(23,108)
Swap	Cash Flow Hedge	73,786	4.58%	2014	(3,489)
Swap	Cash Flow Hedge	18,649	3.95%	2011	(700)
Swap	Cash Flow Hedge	18,198	5.14%	2014	(1,744)
Swap	Cash Flow Hedge	16,894	4.83%	2014	(1,351)
Swap	Cash Flow Hedge	16,377	5.52%	2018	(2,142)
Swap	Cash Flow Hedge	12,928	5.05%	2016	(1,003)
Swap	Cash Flow Hedge	12,310	5.02%	2009	(465)
Swap	Cash Flow Hedge	7,062	5.11%	2016	(525)
Swap	Cash Flow Hedge	5,905	4.77%	2011	(316)
Swap	Cash Flow Hedge	5,104	4.12%	2016	(149)
Swap	Cash Flow Hedge	3,321	5.45%	2015	(393)
Swap	Cash Flow Hedge	2,870	5.08%	2011	(204)
Swap	Cash Flow Hedge	780	5.31%	2011	(58)
Total/Weighted Average		$510,868	4.97%	2015	$(35,647)

As of March 31, 2008, the derivative financial instruments were reported at their fair value of $35.6 million as interest rate hedge liabilities. Income and expense associated with these instruments is recorded as interest expense on our consolidated statements of income. The amount of hedge ineffectiveness was not material during any of the periods presented.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)
10.  Earnings Per Share

The following table sets forth the calculation of Basic and Diluted EPS for the three months ended March 31, 2008 and 2007 (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS:
Net earnings allocable to common stock	$ 14,773	17,942,649	$ 0.82	$ 14,849	17,513,742	$ 0.85

Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	74,764		—	210,753

Diluted EPS:
Net earnings per share of common stock and assumed conversions	$ 14,773	18,017,413	$ 0.82	$ 14,849	17,724,495	$ 0.84

11.  Income Taxes

We made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal, state, and local income taxes except for the operations of our taxable REIT subsidiary, CTIMCO and its subsidiaries. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we may be subject to federal, state and local income taxes on our taxable income at regular corporate rates. At March 31, 2008, we were in compliance with all REIT requirements.

We did not pay any taxes at the REIT level during the periods ended March 31, 2008 or 2007. However, CTIMCO, our investment management subsidiary, is a taxable REIT subsidiary and subject to taxes on its earnings. During the period ended March 31, 2008, CTIMCO recorded an operating loss before income taxes of $662,000, which resulted in an income tax benefit of $599,000, all of which we recorded.

12.  Shareholders’ Equity

On January 15, 2008, we issued 53,192 shares of class A common stock under our dividend reinvestment plan. Net proceeds totaled approximately $1.5 million.

On March 4, 2008, we declared a dividend of $0.80 per share of class A common stock applicable to the three-month period ended March 31, 2008, which was paid on April 15, 2008 to shareholders of record on March 31, 2008.

On March 28, 2008, we closed a public offering of 4,000,000 shares of class A common stock. We received net proceeds of approximately $113.0 million. Morgan Stanley & Co. Incorporated acted as the sole underwriter of the offering.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)
13.  Employee Benefit and Incentive Plans

We had four benefit plans in effect at March 31, 2008:  (1) the second amended and restated 1997 long-term incentive stock plan, or 1997 Employee Plan, (2) the amended and restated 1997 non-employee director stock plan, or 1997 Director Plan, (3) the amended and restated 2004 long-term incentive plan, or 2004 Plan, and (4) the 2007 long-term incentive plan, or 2007 Plan. The 1997 plans expired in 2007 and no new awards may be issued under them and no further grants will be made under the 2004 Plan.  Under the 2007 Plan, a maximum of 700,000 shares of class A common stock may be issued.  At March 31, 2008, there were 627,667 shares available under the 2007 Plan.

Activity under these four plans for the period ended March 31, 2008 is summarized in the table below in share and share equivalents:

Benefit Type	1997 Employee Plan	1997 Director Plan	2004 Plan	2007 Plan	Total

Options(1)
Beginning Balance	223,811	16,667	—	—	240,478
Canceled	(20,000)	(16,667)	—	—	(36,667)
Ending Balance	203,811	—	—	—	203,811

Restricted Stock(2)
Beginning Balance	—	—	423,931	—	423,931
Granted	—	—	—	44,550	44,550
Vested	—	—	(57,904)	—	(57,904)
Forfeited	—	—	(414)	—	(414)
Ending Balance	—	—	365,613	44,550	410,163

Stock Units(3)
Beginning Balance	—	80,017	—	14,570	94,587
Granted	—	—	—	16,684	16,684
Ending Balance	—	80,017	—	31,254	111,271

Total Outstanding Shares	203,811	80,017	365,613	75,804	725,245

(1)	All options are fully vested as of March 31, 2008.
(2)	Comprised of both performance based awards that vest upon the attainment of certain common equity return thresholds and time based awards that vest based upon an employee’s continued employment on vesting dates.
(3)	Stock units are granted to certain members of our board of directors in lieu of cash compensation for services and in lieu of dividends earned on previously granted stock units. Under the terms of certain deferral agreements, certain shares of restricted stock converted to deferred stock units upon their initial vesting.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes the outstanding options as of March 31, 2008:

Exercise Price per Share	Options Outstanding		Weighted Average Exercise Price per Share		Weighted Average Remaining Life
	1997 Employee Plan	1997 Director Plan	1997 Employee Plan	1997 Director Plan	1997 Employee Plan	1997 Director Plan
$10.00 - $15.00	43,530	—	$13.41	$ —	2.76	—
$15.00 - $20.00	126,947	—	16.38	—	3.27	—
$25.00 - $30.00	33,334	—	27.00	—	0.38	—
Total/W. Average	203,811	—	$17.48	$ —	2.69	—

In addition to the equity interests detailed above, we have granted percentage interests in the incentive compensation received by us from the private equity funds we manage. At March 31, 2008, we had granted, net of forfeitures, 43% of the Fund III incentive compensation received by us.

A summary of the unvested restricted shares as of and for the three month period ended March 31, 2008 was as follows:

	Restricted Shares
	Shares	Grant Date Fair Value
Unvested at January 1, 2008	423,931	$30.96
Granted	44,550	27.44
Vested	(57,904)	28.18
Forfeited	(414)	51.25
Unvested at March 31, 2008	410,163	$30.95

A summary of the unvested restricted shares as of and for the three month period ended March 31, 2007 was as follows:

	Restricted Shares
	Shares	Grant Date Fair Value
Unvested at January 1, 2007	480,967	$29.56
Granted	23,015	51.25
Vested	(38,185)	28.41
Forfeited	—	––
Unvested at March 31, 2007	465,797	$30.73

The total fair value of restricted shares which vested during the three month periods ended March 31, 2008 and 2007 was $1.7 million and $1.8 million, respectively.

14.  Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on our outstanding debt during the three months ended March 31, 2008 and 2007 was $31.9 million and $35.2 million, respectively. Income taxes recovered by us during the three months ended March 31, 2008 and 2007 were $677,000 and $1.3 million, respectively.  Non-cash investing and financing activity during the three months ended March 31, 2008 resulted from our investments in loans where we sold participations.

At March 31, 2008, we had $1.9 million included in deposits and other receivables which represented loans and CMBS that had partial repayments on or prior to March 31, 2008, the proceeds of which had not been remitted to us by our servicers.  The reclassification from loans receivable and CMBS to deposits and other receivables resulted in a non-cash investing activity.

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

The following table details each segment's contribution to our overall profitability and the identified assets attributable to each such segment for the three months ended, and as of, March 31, 2008, respectively (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other
investments:
Interest and related income	$56,554	$—	$—	$56,554
Less: Interest and related expenses	37,944	—	—	37,944
Income from loans and
other investments, net	18,610	—	—	18,610

Other revenues:
Management fees	—	4,465	(2,268)	2,197
Servicing fees	—	178	—	178
Other interest income	228	8	(48)	188
Total other revenues	228	4,651	(2,316)	2,563

Other expenses
General and administrative	3,254	5,915	(2,268)	6,901
Other interest expense	—	48	(48)	—
Depreciation and amortization	—	105	—	105
Total other expenses	3,254	6,068	(2,316)	7,006

Income from equity investments	5	2	—	7

Income (loss) before income taxes	15,589	(1,415)	—	14,174
Benefit for income taxes	—	(599)	—	(599)
Net income (loss) allocable to class A
common stock	$15,589	$(816)	$—	$14,773

Total assets	$3,304,940	$7,980	$(6,388)	$3,306,532

All revenues were generated from external sources within the United States.  The “Investment Management” segment earned fees of $2.3 million for management of the “Balance Sheet Investment” segment and was charged $48,000 for inter-segment interest for the three months ended March 31, 2008 which is reflected as offsetting adjustments to other interest income and other interest expense in the inter-segment activities column in the table above.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our overall profitability and the identified assets attributable to each such segment for the three months ended, and as of, March 31, 2007, respectively (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other
investments:
Interest and related income	$57,449	$—	$—	$57,449
Less: Interest and related expenses	36,100	—	—	36,100
Income from loans and
other investments, net	21,349	—	—	21,349

Other revenues:
Management and advisory fees	—	3,331	(2,582)	749
Incentive management fees	—	962	—	962
Special servicing fees	67	—	—	67
Other interest income	397	23	(109)	311
Total other revenues	464	4,316	(2,691)	2,089

Other expenses
General and administrative	3,941	5,453	(2,582)	6,812
Other interest expense	—	109	(109)	—
Depreciation and amortization	1,264	64	—	1,328
Total other expenses	5,205	5,626	(2,691)	8,140

Loss from equity investments	(180)	(523)	—	(703)

Income (loss) before income taxes	16,428	(1,833)	—	14,595
Benefit for income taxes	(254)	—	—	(254)
Net income (loss) allocable to class A
common stock	$16,682	$(1,833)	$—	$14,849

Total assets	$2,953,020	$(1,471)	$(11,560)	$2,939,989

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

16.  Related Party Transactions

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

On April 27, 2007, we purchased a $20 million subordinated interest in a mortgage from a dealer.  Proceeds from the mortgage financing provide for the construction and leasing of an office building in Washington, D.C that is owned by a joint venture.  WRBC has a substantial economic interest in one of the joint venture partners.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

WRBC beneficially owned approximately 17.7% of our outstanding class A common stock as of March 31, 2008, and a member of our board of directors is an employee of WRBC.

On March 28, 2008 we announced the closing of our public offering of 4,000,000 shares of our class A common stock. We received net proceeds of approximately $113 million. Morgan Stanley & Co. Incorporated acted as the sole underwriter of the offering. Affiliates of Samuel Zell, our chairman of the board, and WRBC purchased a number of shares in the offering sufficient to maintain their pro rata ownership interests in the company.

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

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. Actual results could differ from these estimates.  Other than the adoption of FAS 157 there have been no material changes to our Critical Accounting Policies described in our annual report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2007.

Introduction
Our business model is designed to produce a mix of net interest margin from our balance sheet investments and fee income plus co-investment income from our investment management operations – with our primary goals being the generation of stable net income and the growth of our dividend.  In managing our operations, we focus on originating investments, managing our portfolios and capitalizing our businesses.

Current Market Conditions
During the first quarter of 2008, the global capital markets continued to experience tremendous volatility and a wide-ranging lack of liquidity.  Notwithstanding continuing credit performance in the commercial real estate debt market and strong fundamentals in the underlying property markets, the impact of the global credit crisis on our sector has been acute.  Transaction volume has declined significantly, credit spreads for all forms of mortgage debt have reached all-time highs and issuance levels of commercial mortgage backed securities, or CMBS, have ground to a virtual halt.  Financial institutions still hold significant inventories of unsold loans and CMBS, creating a further overhang on the markets.  We believe that the continuing dislocation in the debt capital markets, coupled with a slowdown in the U.S. economy, has already reduced property valuations and will ultimately impact real estate fundamentals.

In response to these conditions, we continued our cautious approach, choosing to maintain our liquidity and be patient until the markets had settled.  We believe that ultimately this environment will create new opportunities in our markets for investors with credit and financial structuring expertise.  We believe that our balance sheet and investment management businesses will benefit from a market environment where assets are priced and structured more conservatively and there is less competition among investors.

Originations
We allocate investment opportunities between our balance sheet and investment management vehicles based upon our assessment of risk and return profiles, the availability and cost of capital, and applicable regulatory restrictions associated with each opportunity.  The combination of balance sheet and investment management capabilities allows us to maximize the scope of opportunities upon which we can capitalize.  Notwithstanding the scope of the platform, we decided to continue a defensive posture in light of the continued volatility and chose to originate only one loan for our new opportunity fund in the first quarter of 2008.  The table below summarizes our gross originations and the allocation of opportunities between our balance sheet and the investment management business for the three month period ended March 31, 2008 and the year ended December 31, 2007.

Gross Originations(1) (2)
(in millions)	Three months ended March 31, 2008	Year ended December 31, 2007
Balance sheet	$0	$1,454
Investment management	49	1,011
Total originations	$49	$2,465

(1)	Includes total commitments both funded and unfunded.
(2)
Includes $0 and $315 million of participations sold recorded on our balance sheet relating to participations that we sold to CT Large Loan, Inc. for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively. We have included these originations in balance sheet originations and not in investment management originations in order to avoid double counting.

Our balance sheet investments include commercial mortgage backed securities, or CMBS, and commercial real estate debt and related instruments, or Loans, which we collectively refer to as our Interest Earning Assets.  Originations of Interest Earning Assets for our balance sheet for the three months ended March 31, 2008 and the year ended December 31, 2007 are detailed in the table below:

Balance Sheet Originations
(in millions)	Three months ended March 31, 2008			Year ended December 31, 2007
	Originations(1)	Yield(2)	LTV / Rating	Originations(1)	Yield(2)	LTV / Rating(3)
CMBS	$0	N/A	N/A	$111	8.92%	BB-
Loans(4)	0	N/A	N/A	1,343	7.67	64.4%
Total / Weighted Average	$0	N/A		$1,454	7.77%

(1)	Includes total commitments both funded and unfunded.
(2)	Yield on floating rate originations assumes LIBOR at March 31, 2008 and December 31, 2007, of 2.70% and 4.60%, respectively.
(3)
Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security and exclude $36.4 million face value ($36.4 million book value)  of unrated equity investments in collateralized debt obligations. Loan to Value (LTV) is based on third party appraisals received by us when each loan is originated.

(4)
Includes $0 and $315 million of participations sold recorded on our balance sheet relating to participations that we sold to CT Large Loan, Inc. for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively. We have included these originations in balance sheet originations and not in investment management originations in order to avoid double counting.

The table below shows our Interest Earning Assets at March 31, 2008 and December 31, 2007.  In any period, the ending balance of Interest Earning Assets will be impacted not only by new balance sheet originations, but also by repayments, advances, sales and losses, if any.

Interest Earning Assets
(in millions)	March 31, 2008			December 31, 2007
	Book Value	Yield(1)	LTV / Rating(2)	Book Value	Yield(1)	LTV / Rating(2)
CMBS	$873	6.96%	BB	$877	7.35%	BB+
Loans	2,252	6.06	67.1%	2,257	7.80	66.5%
T Total / Weighted Average	$3,125	6.31%		$3,134	7.67%

(1)	Yield on floating rate Interest Earning Assets assumes LIBOR at March 31, 2008 and December 31, 2007, of 2.70% and 4.60%, respectively.
(2)
Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security and exclude $37.9 million face value ($37.2 million book value) of unrated equity investments in collateralized debt obligations.

In some cases our loan originations are not fully funded at closing, creating an obligation for us to make future fundings, which we refer to as Unfunded Loan Commitments.  Typically, Unfunded Loan Commitments are part of construction and transitional loans.  At March 31, 2008, our gross Unfunded Loan Commitments were $147 million and, net of in place financing commitments from our lenders, our net Unfunded Loan Commitments were $33 million.

In addition to our investments in Interest Earning Assets, we have two equity investments in unconsolidated subsidiaries as of March 31, 2008. The first is an equity co-investment in a private equity fund that we manage, CT Mezzanine Partners III, Inc., or Fund III.  The second is an equity co-investment in a private equity fund, CT Opportunity Partners I, LP, or CTOPI, that we formed in 2007, which we also manage.

The table below details the carrying value of those investments, as well as their capitalized costs.

Equity Investments
(in thousands)	March 31,	December 31,
	2008	2007
Fund III	$955	$923
CTOPI	(87)	(60)
Capitalized costs/other	37	114
Total	$905	$977

Asset Management
We actively manage our balance sheet portfolio and the assets held by our investment management vehicles.  While our investments are primarily in the form of debt, which generally means that we have limited influence over the operations of the collateral securing our portfolios, we are aggressive in exercising the rights afforded to us as a lender.  These rights can include collateral level budget approvals, lease approvals, loan covenant enforcement, escrow/reserve management/collection, collateral release approvals and other rights that we may negotiate.  The table below details balance sheet Interest Earning Assets loss experience for the three months ended March 31, 2008 and the twelve months ended December 31, 2007, and the percentage of non-performing and/or impaired investments at March 31, 2008 and December 31, 2007.

Portfolio Performance
(in millions)	March 31, 2008	December 31, 2007
Interest Earning Assets	$3,125	$3,134
Losses
$ Value	$0	$0
Percentage	0.0%	0.0%
Non-performing/impaired loans
$ Value	$22 (1)	$10 (2)
Percentage	0.7%	0.3%

(1)	At March 31, 2008, includes one first mortgage loan with a principal balance of $12 million against which we have no reserve and one second mortgage loan with a principal balance of $10 million against which we have reserved $4.0 million.
(2)	At December 31, 2007, includes one second mortgage loan with a principal balance of $10 million against which we have reserved $4.0 million.

During the first quarter of 2008, three of our loans had performance issues.  At March 31, 2008, the loan against which we had previously recorded a $4.0 million reserve was classified as non performing due to its failure to pay interest.  A second loan matured during the first quarter of 2008 and was not repaid; prior to quarter end, we agreed to the terms of an extension of the loan through February 2009 subject to certain events occurring in April 2008.  The contemplated events occurred and the extension was put into effect in April 2008.  A third loan did not make its contractual interest payment in March 2008 and we have entered into discussions with the borrower to take title to the collateral property.  We did not accrue interest on the loan against which we have taken a reserve, but we continued to accrue interest on the other two loans through quarter end based upon our assessment that principal and interest due as of quarter end will be collected.

We have a proprietary risk rating system to assess and track the risk of each of our loans.  There was no material change to the weighted average risk rating of the portfolio between December 31, 2007 and March 31, 2008.  Based upon our review of the portfolio, we concluded that additional reserves for possible credit losses were not warranted on any of our loans for the three months ended March 31, 2008.

We actively manage our CMBS investments using a combination of quantitative tools and loan/property level analysis in order to monitor the performance of the securities and their collateral versus our original expectations.  Securities are analyzed on a monthly basis for delinquency, transfers to special servicing, and changes to the servicer’s watchlist population.  Realized loan losses are tracked on a monthly basis and compared to our original loss expectations.  On a periodic basis, individual loans of concern are also re-underwritten.  Updated collateral loss projections are then compared to our original loss expectations to determine how each investment is performing.  Based on our review of the portfolio, we concluded that no impairments were warranted in the three months ended March 31, 2008.  At quarter end, there were significant differences between the estimated fair value and the book value of some of our CMBS investments.  We believe these differences to be related to the disruption in the capital markets and the general negative bias toward structured financial products and not reflective of a change in cash flow expectations from these securities.

The ratings performance of our CMBS portfolio over the three months ended March 31, 2008 and the year ended December 31, 2007 is detailed below:

CMBS Rating Activity(1)
	Three months ended March 31, 2008	Year ended December 31, 2007
Upgrades	2	28
Downgrades	4	3

(1)	Represents activity from any of Fitch Ratings, Standard & Poor’s and/or Moody’s Investors Service.

Two trends in asset performance that we foresee in 2008 are (i) borrowers faced with maturities will have a more difficult time refinancing their properties in light of the volatility and lack of liquidity in the capital markets, and (ii) real estate fundamentals will deteriorate if the U.S. economy continues to slow.  We believe that the impact of these two trends on our portfolios will be manageable.

Capitalization
Our balance sheet investment activities are capital intensive and the availability and cost of capital is a critical component of our business.  We capitalize our business with a combination of debt and equity.  Our debt sources, which we refer to as Interest Bearing Liabilities, currently include repurchase agreements, CDOs, a senior unsecured credit facility, and junior subordinated debentures (which we also refer to as trust preferred securities).  Our equity capital is currently comprised entirely of common equity.  The table below shows our capitalization mix as of March 31, 2008 and December 31, 2007:

Capital Structure(1)
(in millions)	March 31, 2008	December 31, 2007
Repurchase obligations	$910	$912
Collateralized debt obligations	1,188	1,192
Senior unsecured credit facility	100	75
Junior subordinated debentures	129	129
Total Interest Bearing Liabilities	$2,327	$2,308
All In Cost of debt(2)	4.15%	5.66%

Shareholders’ Equity	$503	$408
Ratio of Interest Bearing Liabilities to Shareholders’ Equity	4.6:1	5.7:1

(1)	Excludes participations sold.
(2)	Floating rate liabilities assume LIBOR at March 31, 2008 and December 31, 2007, of 2.70% and 4.60%, respectively.

We use leverage to enhance our returns on equity by attempting to:  (i) maximize the differential between the yield of our Interest Earning Assets and the cost of our Interest Bearing Liabilities, and (ii) optimize the amount of leverage employed.  The use of leverage, however, adds risk to our business, magnifying our shareholders’ exposure to asset level risk by subordinating our equity interests to our debt capital providers.  The level of leverage we utilize is based upon the risk associated with our assets, as well as the structure of our liabilities.  In general, we will apply greater amounts of leverage to lower risk assets and vice versa.  In addition, structural features of our leverage, such as recourse, collateral mark-to-market provisions and duration, factor into the amounts of leverage we are comfortable applying to our Interest Earning Assets.  Our sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt-to-equity and debt service coverage ratios) as well as the maintenance of a minimum net worth.  A summary of selected structural features of our debt as of March 31, 2008 and December 31, 2007 is detailed in the table below:

Interest Bearing Liabilities
	March 31, 2008	December 31, 2007
Weighted average maturity (1)	4.1 yrs.	4.1 yrs.
% Recourse	48.7%	48.1%
% Mark-to-market	39.1%	39.5%

(1)	Based upon balances as of March 31, 2008 and December 31, 2007.

Over the past few years, we have used CDOs as one method to finance our business.  While we expect to continue to utilize CDOs and other structured products to finance both our balance sheet and our investment management businesses going forward, the current state of the debt capital markets makes it unlikely that, in the near term, we will be able to issue CDO liabilities similar to our existing CDOs. The lack of a CDO or similar structured product market makes us more reliant on other financing options such as our repurchase facilities.  Unlike our CDOs, our repurchase facilities are shorter term, mark-to-market, recourse liabilities.  Given the additional liquidity risks associated with a portfolio of assets financed with these types of liabilities, we believe that a higher degree of balance sheet liquidity is necessary to manage these liabilities.

Our CDOs are non-recourse, non-mark-to-market, index matched financings that generally carry a lower cost of debt and allow for higher levels of leverage than our other financing sources.  During the first three months of 2008, we did not issue any new CDOs for our balance sheet, however, we continued contributing assets to our previously issued reinvesting CDOs, which have reinvestment periods extending through July 2008 for CDO I and April 2010 for CDO II.  Our CDO liabilities as of March 31, 2008 and December 31, 2007 are described below:

Collateralized Debt Obligations
(in millions)			March 31,		December 31,
			2008		2007
	Issuance Date	Type	Book Value	All in Cost(1)	Book Value	All in Cost(1)
CDO I(2)	7/20/04	Reinvesting	$253	3.76%	$253	5.67%
CDO II (2)	3/15/05	Reinvesting	299	3.45	299	5.32
CDO III	8/04/05	Static	259	5.37	261	5.37
CDO IV(2)	3/15/06	Static	377	3.32	379	5.11
Total			$1,188	3.90%	$1,192	5.34%

(1)	Includes amortization of premiums and issuance costs.
(2)	Floating rate CDO liabilities assume LIBOR at March 31, 2008 and December 31, 2007, of 2.70% and 4.60%, respectively.

Repurchase obligation financings provide us with an important revolving component to our liability structure.  Our repurchase agreements provide stand alone financing for certain assets and interim, or warehouse financing for assets that we plan to contribute to our CDOs.  At any point in time, the amounts and the cost of our repurchase borrowings are based upon the assets being financed – higher risk assets will attract lower levels of leverage at higher costs and vice versa.  The table below summarizes our repurchase agreement liabilities as of March 31, 2008 and December 31, 2007:

Repurchase Agreements
($ in millions)	March 31, 2008	December 31, 2007
Repurchase commitments	$1,661	$1,600
Counterparties	9	9
Outstanding repurchase borrowings	$910	$912
All in cost	L + 1.27%	L + 1.20%

Our repurchase obligations generally include collateral mark-to-market features.  The mark-to-market provisions in our repurchase facilities are designed to keep our lenders’ credit exposure constant as a percentage of the market value of the assets pledged as security to them.  As market credit spreads have increased and asset values have declined in 2007 (and this trend has continued in 2008 to date), the gross amount of leverage available to us has been reduced as our assets have been marked-to-market.  The impact to date from these marks to market has been a reduction in our liquidity.  We believe that we maintain sufficient liquidity on our balance sheet in order to meet margin calls and defend our portfolios.  In addition, our repurchase agreements are not term matched financings and mature from time to time.  In 2008, we have experienced lower advance rates and higher pricing under these agreements as we negotiate renewals and extensions of these liabilities.

During the quarter, one of our repurchase agreement counterparties, Bear Stearns, experienced extreme liquidity pressure and responded by agreeing to combine with JP Morgan.  Bear Stearns is one of our largest counterparties with $480 million of commitments (the majority of which matures August 2008) and $344 million of borrowings at quarter end on the balance sheet in addition to multiple relationships with our investment management vehicles.  At quarter end, our relationships with Bear Stearns were being managed by JP Morgan, and we expect that our Bear Stearns lending relationships will be assumed by JP Morgan going forward.  JP Morgan is also a repurchase agreement counterparty with $250 million of commitments (maturing October 2008) and $187 million of borrowings at quarter end on the balance sheet in addition to relationships with our investment management vehicles.  We anticipate that both of these credit relationships will be extended in 2008.  For further information concerning our liability concentration with JP Morgan, see Part II – Item 1A – Risk Factors.

In March 2007, we closed a $50.0 million senior unsecured revolving credit facility with WestLB AG, which we amended in June 2007, increasing the size to $100 million and adding new lenders to the syndicate.  In March 2008, we exercised our term-out option under the agreement, extending the maturity date of the $100 million principal balance outstanding to March 2009 as a non-revolving term loan.  The loan bears interest at a cost of LIBOR plus 1.75% (LIBOR plus 1.98% on an all in basis).

The most subordinated component of our debt capital structure are junior subordinated debentures that back trust preferred securities issued to third parties.  These securities represent long-term, subordinated, unsecured financing and generally carry limited operational covenants.  At March 31, 2008, we had issued $129 million of junior subordinated debentures that back $125 million of trust preferred securities sold to third parties in two separate issuances. On a combined basis, the junior subordinated debentures provide us with financing at a cash cost of 7.20% and an all-in effective rate of 7.30%.

Our capital raising activities included the issuance of common stock in the first quarter of 2008. On March 28, 2008, we issued 4,000,000 shares of class A common stock in a public offering underwritten by Morgan Stanley & Co. Inc. Gross proceeds were $28.75 per share and total net proceeds were $113 million. Changes in the number of shares also resulted from option exercises, restricted stock grants and vesting, stock unit grants, and the issuance of shares under our dividend reinvestment plan.

Shareholders’ Equity
	March 31, 2008	December 31, 2007
Book value (in millions)	$503	$408
Shares
Class A common stock	21,283,567	17,165,528
Restricted stock	410,163	423,931
Stock units	111,271	94,587
Options(1)	71,284	84,743
Total	21,876,285	17,768,789
Book value per share	$23.00	$22.97

(1)	Dilutive shares issuable upon the exercise of outstanding options assuming a March 31, 2008 and December 31, 2007 stock price, respectively, and the treasury stock method.

At March 31, 2008, we had 21,693,730 of our class A common stock and restricted stock outstanding.

Other Balance Sheet Items
Participations sold represent participations in loans that we originated and sold to CT Large Loan 2006, Inc. and third parties.  We present these sold interests as both assets and liabilities (in equal amounts) in conformity with GAAP on the basis that these arrangements do not qualify as sales under FAS 140.  At March 31, 2008, we had seven such participations sold with a total book balance of $409 million at a weighted average yield of LIBOR plus 3.40% (6.10% at March 31, 2008).  The income earned on the loans is recorded as interest income and an identical amount is recorded as interest expense on the consolidated statements of income.

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

The table below details our interest rate exposure as of March 31, 2008 and December 31, 2007:

Interest Rate Exposure
(in millions)	March 31, 2008		December 31, 2007
Value Exposure to Interest Rates(1)
Fixed rate assets		$932		$948
Fixed rate liabilities		(401)		(403)
Interest rate swaps		(511)		(513)
Net fixed rate exposure		$20		$32
Weighted average maturity (assets)	7.3	yrs	7.4	yrs
Weighted average coupon (assets)		7.09%		7.10%

Cash Flow Exposure to Interest Rates(1)
Floating rate assets		$2,241		$2,235
Floating rate debt less cash		(2,196)		(2,280)
Interest rate swaps		511		513
Net floating rate exposure		$556		$468

Net income impact from 100 bps change in LIBOR		$5.6		$4.7

(1)	All values are in terms of face or notional amounts.

Investment Management Overview
In addition to our balance sheet investment activities, we act as an investment manager for third parties.  The purpose of our investment management business is to leverage our platform, generating fee revenue from investing third party capital and, in certain instances, co-investment income.  Our third party investment management mandates are designed to be complementary to our balance sheet programs and are built around opportunities that we do not pursue directly on balance sheet due to their scale/concentration, risk/return profile and/or regulatory constraints.  In some instances, we co-invest in our investment management vehicles (as described below).  Our active investment management mandates are described below:

•
CTOPI is a multi-investor private equity fund designed to invest in commercial real estate debt and equity investments, specifically taking advantage of the current dislocation in the commercial real estate capital markets.  Total equity commitments as of March 31, 2008 were $389 million ($272 million immediately available) and, subsequent to quarter end, the fund held an additional closing bringing total equity commitments to $489 million ($405 million immediately available) as of April 16, 2008.  We have committed to invest $25 million in the vehicle and entities controlled by our chairman have committed to invest $20 million.  The fund’s investment period expires in December 2010, and we earn base management fees as the investment manager to CTOPI (1.65% of available equity commitments during the investment period and of invested capital thereafter).  In addition, we earn gross incentive management fees of 20% of profits after a 9% preferred return and a 100% return of capital.

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

At March 31, 2008, we managed four private equity funds and one separate account through our wholly-owned, taxable, investment management subsidiary, CT Investment Management Co., LLC, or CTIMCO.

Investment Management Mandates
					Incentive Management Fee
	Type	Total Equity Commitments ($ in millions)	Co-Investment%	Base Management Fee	Company %	Employee %
Fund III	Fund	$425	4.71%	1.42% (Equity)	57%(1)	43%(2)
CT Large Loan	Fund	325	(3)	0.75% (Assets) (4)	N/A	N/A
CT High Grade	Sep. Acct.	350	0%	0.25% (Assets)	N/A	N/A
CTX Fund	Fund	10(5)	(3)	(6)	100%(6)	0%(6)
CTOPI	Fund	389(7)	(8)	1.65% (Equity)	100%(9)(10)	0%(10)

(1)	CTIMCO earns gross incentive management fees of 20% of profits after a 10% preferred return on capital and a 100% return of capital, subject to a catch up.
(2)	Portions of the Fund III incentive management fees received by us have been allocated to our employees as long term performance awards.
(3)	We co-invest on a pari passu, asset by asset basis with CT Large Loan and CTX Fund.
(4)	Capped at 1.5% of equity.
(5)	In 2008, we reduced the total capital commitment in the CTX Fund to $10 million.
(6)
CTIMCO serves as collateral manager of the CDOs in which the CTX Fund invests and CTIMCO earns base and incentive management fees as CDO collateral manager.  At March 31, 2008 we manage one such $500 million CDO and earn base management fees of 0.15% of assets and have the potential to earn incentive management fees.

(7)	Assumes all equity commitments are available. At March 31, 2008, $272 million of these commitments were immediately available.
(8)	We have committed to invest $25 million in CTOPI and expect that our co-investment percentage will be less than 10% once capital raising activities have concluded.
(9)	CTIMCO earns gross incentive management fees of 20% of profits after a 9% preferred return on capital and a 100% return of capital, subject to a catch-up.
(10)	We have not allocated any of the CTOPI incentive management fee to employees as of March 31, 2008.

The table below describes the status of our investment management vehicles as of March 31, 2008 and December 31, 2007.

Investment Management Snapshot
(in millions)	March 31, 2008	December 31, 2007
Fund III
Assets	$48	$47
Equity	$16	$15
Incentive fees collected(1)	$—	$5.6
Incentive fees projected(2)	$2.7	$2.6
Status(3)	Liquidating	Liquidating

CT Large Loan
Assets	$327	$323
Equity	$153	$130
Status(4)	Investing	Investing

CT High Grade
Assets	$305	$305
Equity	$305	$305
Status(4)	Investing	Investing

CTX Fund
Assets(5)	$500	$500
Equity	$7	$7
Status(3)	Liquidating	Investing

CTOPI
Assets	$111	$69
Equity commitments(6)	$389	$314
Incentive fees collected	$—	$—
Incentive fees projected	$—	$—
Status(4)	Investing	Investing

(1)	CTIMCO received $5.6 million of incentive fees from Fund III in 2007 of which $372,000 may have to be returned under certain circumstances. Accordingly, we only recorded $5.2 million as revenue for the year ended December 31, 2007.
(2)
Assumes assets were sold and liabilities were settled on April 1, 2008 and January 1, 2008, respectively, at the recorded book value, and the fund’s equity and income was distributed for the respective period ends.

(3)	Fund III’s investment period ended in June 2005. The CTX Fund’s investment period ended February 2008.
(4)	CT Large Loan, CT High Grade, and CTOPI investment periods expire in May 2008, July 2008, and December 2010, respectively.
(5)	Represents the total notional cash exposure to CTX CDO I collateral.
(6)	Assumes all equity commitments are available. At March 31, 2008, $272 million of these commitments were immediately available.

We expect to continue to grow our investment management business, sponsoring additional investment management vehicles consistent with the theme of developing mandates that are complementary to our balance sheet activities.

Comparison of Results of Operations: Three Months Ended March 31, 2008 vs. March 31, 2007
(in thousands, except per share data)
	2008	2007	$ Change	% Change
Income from loans and other investments:
Interest and related income	$56,554	$57,449	$(895)	(1.6%)
Interest and related expenses	37,944	36,100	1,844	5.1%
Income from loans and other investments, net	18,610	21,349	(2,739)	(12.8%)

Other revenues:
Management fees	2,197	749	1,448	193.3%
Incentive management fees	—	962	(962)	(100.0%)
Servicing fees	178	67	111	165.7%
Other	188	311	(123)	(39.5%)
Total other revenues	2,563	2,089	474	22.7%

Other expenses:
General and administrative	6,901	6,812	89	1.3%
Depreciation and amortization	105	1,328	(1,223)	(92.1%)
Total other expenses	7,006	8,140	(1,134)	(13.9%)

Income/(loss) from equity investments	7	(703)	710	(101.0%)
(Benefit) provision for income taxes	(599)	(254)	(345)	135.8%

Net income	$14,773	$14,849	$(76)	(0.5%)

Net income per share - diluted	$0.82	$0.84	$(0.02)	(2.4%)

Dividend per share	$0.80	$0.80	$0.00	0.0%

Average LIBOR	3.31%	5.32%	(2.0%)	(37.8%)

Income from loans and other investments

Growth in Interest Earning Assets ($273 million or 10% from March 31, 2007 to March 31, 2008) offset by a 38% decrease in average LIBOR, contributed to an $895,000 (2%) decrease in interest income between the first quarter of 2007 and the first quarter of 2008.  Lower LIBOR offset, to a large degree, the higher levels of leverage and the net result was a $1.8 million, or 5%, increase in interest expense for the period.  On a net basis, net interest income decreased by $2.7 million, or 13%.

Management  fees

Base management fees from the investment management business increased $1.5 million (193%) during the first quarter of 2008 compared with the first quarter of 2007.  The increase was attributed primarily to $1.2 million of new fee revenue earned from CTOPI.

Incentive management  fees

Incentive management fees from the investment management business decreased by $962,000 as no incentive fee income was recorded in the first quarter of 2008 and $962,000 of incentive management fees from CT Mezzanine Partners II LP, or Fund II, were recognized in the first quarter of 2007.

Servicing  fees

Servicing fee income during the first quarter of 2008 was $178,000 compared with $67,000 in the first quarter of 2007.  The 166% increase in servicing fee revenue was a result of recognizing revenue relating to the servicing contracts acquired as part of our purchase of the healthcare origination platform in June 2007.

General and administrative expenses

General and administrative expenses include compensation and benefits for employees, operating expenses and professional fees.  Total general and administrative expenses increased 1% between the first quarter of 2007 and the first quarter of 2008.  Higher levels of base employment costs (due primarily to the acquisition of the healthcare origination platform) were experienced in the first quarter of 2008 as compared to the first quarter of 2007, however, the impact is not apparent due to the payment to employees of a portion of incentive management fees ($171,000) from Fund II in the first quarter of 2007.

Depreciation and amortization

Depreciation and amortization decreased by $1.2 million or 92% between the first quarter of 2007 and the first quarter of 2008 due primarily to the write off of $1.3 million of capitalized costs related to the liquidation of Fund II in the first quarter of 2007.

Income/(loss) from equity investments

The income from equity investments in the first quarter of 2008 resulted primarily from our share of operating income (loss) at Fund III and CTOPI.  The loss from equity investments in the first quarter of 2007 resulted primarily from the amortization of $384,000 of capitalized costs passed through to us from the general partner of Fund II, our portion of operating losses at Fund II (as it paid incentive management fees during the period) and our portion of operating losses of $159,000 at Bracor.  We sold our investment in Bracor during the fourth quarter of 2007.

Income taxes

We did not pay any taxes at the REIT level in either the first quarter of 2007 or 2008.  However, CTIMCO, our investment management subsidiary, is a taxable REIT subsidiary and subject to taxes on its earnings.  In the first quarter of 2008, CTIMCO recorded an operating loss before income taxes of $662,000, which resulted in an income tax benefit of $599,000, all of which we recorded. In the first quarter of 2007, CTIMCO recorded an operating loss before income taxes of $1.8 million, resulting in an income tax benefit which was fully reserved.

Net income

Net income decreased by $76,000 from the first quarter of 2007 to the first quarter of 2008.  While the total change in net income was small, several components changed significantly from period to period.  In particular, as described above, the impact of changes in LIBOR, management fees, incentive management fees, general and administrative expenses, depreciation and amortization, income from funds and taxes all changed in magnitude, character or both from period to period.  On a diluted per share basis, net income was $0.82 and $0.84 in the first quarter of 2008 and 2007, respectively, representing a decrease of approximately 2%. The decrease in net income per diluted share was due to the decrease in net income and a larger number of weighted average shares outstanding during the first quarter of 2008 compared to the first quarter of 2007.

Dividends

Our dividend for the first quarter of 2008 was $0.80 per share, unchanged from the first quarter of 2007.

Liquidity and Capital Resources

We expect to use a significant amount of our available capital resources to invest in new and existing loans and investments for our balance sheet.  We intend to continue to employ leverage on our balance sheet to enhance our return on equity. At March 31, 2008, our net liquidity was as follows:

Net Liquidity
(in millions)	March 31, 2008
Available cash	$138
Available borrowings	84
Total immediate liquidity	222
Net unfunded commitments(1)	(33)
Net liquidity	$189

(1)	Represents gross unfunded commitments of $147 million less respective in place financing commitments from our lenders of $114 million.

At March 31, 2008, we had total immediate liquidity of $222 million comprised of $122 million in cash, $16 million in restricted cash and $84 million of immediately available liquidity from our repurchase agreements. Our primary sources of liquidity during the next 12 months are expected to be cash on hand, cash generated from operations, principal and interest payments received on loans and investments, additional borrowings under our repurchase agreements, stock offerings, proceeds from our direct stock purchase plan and dividend reinvestment plan, and other capital raising activities.  We believe these sources of capital will be adequate to meet both short term and medium term cash requirements.

We experienced a net increase in cash of $97 million for the three months ended March 31, 2008, compared to a net decrease of $4 million for the three months ended March 31, 2007. Cash provided by operating activities during the three months ended March 31, 2008 was $12 million, compared to cash provided by operating activities of $16 million during the same period of 2007.  The change was primarily due to a decrease in accounts payable and accrued expenses.  For the three months ended March 31, 2008, cash used in investing activities was $299,000, compared to $301 million during the same period in 2007.  The change was primarily due to a decrease in originations of $375 million during the three months ended March 31, 2008 compared to the three months ended March 31, 2007, and a decrease in principal repayments of $59 million for the same periods. For the three months ended March 31, 2008, cash provided by financing activities was $85 million, compared to $280 million during the same period in 2007.  The change was primarily due to proceeds from repurchase obligations and the issuance of junior subordinated debentures and activity on other debt in the three months ended March 31, 2007.

At March 31, 2008, under our repurchase agreements, we had pledged assets that enable us to borrow an additional $84 million. We had $663 million of credit available for the financing of new and existing unpledged assets pursuant to these sources of financing. At March 31, 2008, we had outstanding debt in the form of CDOs of $1.2 billion and outstanding repurchase obligations totaling $910 million.  The terms of these agreements are described in Note 7 of the consolidated financial statements and in the capitalization discussion above in this Item 2.  Additional liquidity will be generated when assets that are currently pledged under repurchase obligations are contributed to our CDOs as the difference between the repurchase price under our repurchase agreements is generally less than the leverage available to us in our CDOs.  At March 31, 2008, we had additional liquidity of $16 million in our CDOs in the form of restricted cash.

The following table sets forth information about certain of our contractual obligations as of March 31, 2008:

Contractual Obligations
(in millions)
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations
Repurchase obligations	$910	$739	$171	$—	$—
Collateralized debt obligations	1,186	—	—	—	1,186
Participations sold	409	73	—	336	—
Senior unsecured credit facility	100	—	100	—	—
Junior subordinated debentures	129	—	—	—	129

Total long-term debt obligations	2,734	812	271	336	1,315

Unfunded commitments
Loans	147	97	45	5	—
Equity investments	25	—	25	—	—

Total unfunded commitments	172	97	70	5	—

Operating lease obligations	15	1	3	3	8

Total	$2,921	$910	$344	$344	$1,323

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

As of March 31, 2008, a 100 basis point change in LIBOR would impact our net income by approximately $5.6 million.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates at March 31, 2008.  For financial assets and debt obligations, the table presents cash flows (in certain cases, face adjusted for expected losses) to the expected maturity and weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates.  Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.  Weighted average variable rates are based on rates in effect as of the reporting date.

	Expected Maturity Dates
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(dollars in thousands)
Assets:

CMBS
Fixed Rate	$47,831	$6,858	$14,013	$75,831	$193,383	$396,880	$734,796	$643,342
Avg Int Rate	6.42%	7.72%	7.32%	7.65%	7.12%	6.06%	6.57%
Variable Rate	$3,701	$40,524	$83,165	$1,975	$5,840	$36,389	$171,594	$128,610
Avg Int Rate	3.91%	4.91%	6.04%	4.70%	6.25%	8.60%	6.26%

Loans
Fixed Rate	$1,393	$64,993	$1,998	$24,864	$2,124	$95,085	$190,457	$206,500
Avg Int Rate	8.49%	10.80%	8.23%	8.42%	7.76%	7.37%	8.70%
Variable Rate	$816,300	$849,926	$134,911	—	$250,871	$13,000	$2,065,008	$2,001,527
Avg Int Rate	5.42%	5.66%	6.67%	—	6.30%	4.66%	5.70%

Interest rate swaps
Notional Amounts	$39,651	$49,553	$14,280	$50,023	$81,887	$275,474	$510,868	$(35,647)
Avg Fixed Pay Rate	5.08%	4.77%	5.04%	4.66%	4.98%	5.04%	4.97%
Avg Variable Receive Rate	2.70%	2.70%	2.70%	2.70%	2.70%	2.70%	2.70%

Liabilities:

Repurchase obligations
Variable Rate	$738,957	$113,171	$57,921	—	—	—	$910,049	$910,049
Avg Int Rate	3.66%	3.91%	3.86%	—	—	—	3.70%

CDOs
Fixed Rate	$4,278	$3,042	$5,484	$41,593	$68,965	$148,272	$271,634	$243,586
Avg Int Rate	5.60%	6.22%	5.19%	5.10%	5.16%	5.42%	5.31%
Variable Rate	$35,616	$268,532	$49,443	$155,101	$196,410	$209,395	$914,497	$671,519
Avg Int Rate	3.07%	3.16%	3.87%	3.00%	3.08%	3.31%	3.18%

Senior unsecured credit facility
Fixed Rate	—	$100,000	—	—	—	—	$100,000	$96,461
Avg Int Rate	—	4.45%	—	—	—	—	4.45%

Junior subordinated debt
Fixed Rate	—	—	—	—	—	$128,875	$128,875	$72,710
Avg Int Rate	—	—	—	—	—	7.20%	7.20%

Participations sold
Variable Rate	$91,465	$170,829	$29,050	—	$117,936	—	$409,280	$395,531
Avg Int Rate	4.57%	6.40%	7.20%	—	6.52%	—	6.08%

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There have been no significant changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:	Legal Proceedings
None

ITEM 1A:	Risk Factors
In addition to the other information discussed in this quarterly report on Form 10-Q, please consider the risk factors provided in our updated risk factors attached as Exhibit 99.1, which could materially affect our business, financial condition or future results.

There were no other material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2007, except that we have determined to add the following risk factor:

If Bear Stearns does not consummate its combination with JPMorgan, we may need to find a replacement for the repurchase obligation financing provided by Bear Stearns.

On March 16, 2008, JPMorgan Chase & Co, or JPMorgan, entered into an agreement and plan of merger with The Bear, Stearns Companies Inc., or Bear Stearns, pursuant to which JPMorgan agreed to acquire Bear Stearns, subject to certain closing conditions and termination rights. The merger agreement was amended on March 24, 2008 to, among other things, increase the consideration payable to shareholders of Bear Stearns. The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, a wholly-owned subsidiary of JPMorgan Chase will merge with and into Bear Stearns with Bear Stearns continuing as the surviving corporation and as a wholly-owned subsidiary of JPMorgan Chase.  We can provide no assurance that Bear Stearns' combination with JPMorgan will be consummated as contemplated in the merger agreement or at all.

We are a party to repurchase agreements with subsidiaries of Bear Stearns that provide for an aggregate of $480 million of repurchase obligation financing, the majority of which matures on August 15, 2008. We had $344 million of repurchase obligations outstanding under these Bear Stearns repurchase agreements as of March 31, 2008. We are also a party to a master repurchase agreement with a subsidiary of JPMorgan that provides for $250 million of repurchase obligation financing, the majority of which matures on October 29, 2008. We had $187 million of repurchase obligations outstanding under this JPMorgan repurchase agreement as of March 31, 2008. In the event of a successful combination of JPMorgan and Bear Stearns and absent refinancing of the subject investments with other financing sources, we would have a total of $531 at the combined firm, which would represent a material concentration of our repurchase obligation financing in a single counterparty and an increase in the risks attendant to such concentration. If the combination is not successful, we may need to find a replacement for the repurchase obligation financing provided by Bear Stearns and such financing, if available, may not be available on commercially attractive terms. If required financing is not available, we may be forced to liquidate investments at inopportune times and may achieve sales prices that are less than those that may be obtained other times in the future.

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

•	31.1	Certification of John R. Klopp, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
•	31.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
•	32.1	Certification of John R. Klopp, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
•	32.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
•	99.1	Updated Risk Factors from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 4, 2008 with the Securities and Exchange Commission.

________________________
• Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL TRUST, INC.

May 6, 2008	/s/ John R. Klopp
Date	John R. Klopp
Chief Executive Officer

May 6, 2008	/s/ Geoffrey G. Jervis
Date	Geoffrey G. Jervis
Chief Financial Officer