Form 10-Q
period 2008-06-30
CAPITAL TRUST INC
filed 2008-07-29
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of outstanding shares of the registrant's class A common stock, par value $0.01 per share, as of July 29, 2008 was 22,090,131.

Capital Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2008 and December 31, 2007
(in thousands, except per share data)

	June 30,	December 31,
Assets	2008	2007
	(unaudited)	(audited)

Cash and cash equivalents	$95,262	$25,829
Restricted cash	14,645	5,696
Commercial mortgage backed securities	861,792	876,864
Loans receivable, net	2,126,965	2,257,563
Equity investment in unconsolidated subsidiaries	974	977
Deposits and other receivables	4,488	3,927
Accrued interest receivable	12,241	15,091
Interest rate hedge assets	81	—
Deferred income taxes	4,160	3,659
Prepaid and other assets	18,607	21,876
Total assets	$3,139,215	$3,211,482

Liabilities & Shareholders' Equity

Liabilities:
Accounts payable and accrued expenses	$30,092	$65,682
Repurchase obligations	800,742	911,857
Collateralized debt obligations	1,170,573	1,192,299
Senior unsecured credit facility	100,000	75,000
Junior subordinated debentures	128,875	128,875
Participations sold	410,109	408,351
Interest rate hedge liabilities	17,002	18,686
Deferred origination fees and other revenue	1,128	2,495
Total liabilities	2,658,521	2,803,245

Shareholders' equity:
Class A common stock $0.01 par value 100,000 shares authorized, 21,722 and 17,166 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively ("class A common stock")	217	172
Restricted class A common stock $0.01 par value, 385 and 424 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively ("restricted class A common stock" and together with class A common stock, "common stock")	4	4
Additional paid-in capital	553,622	426,113
Accumulated other comprehensive loss	(8,695)	(8,684)
Accumulated deficit	(64,454)	(9,368)
Total shareholders' equity	480,694	408,237

Total liabilities and shareholders' equity	$3,139,215	$3,211,482

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Income
Three and Six Months Ended June 30, 2008 and 2007
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Income from loans and other investments:
Interest and related income	$49,030	$68,797	$105,585	$126,247
Less: Interest and related expenses	32,799	40,192	70,743	76,293
Income from loans and other investments, net	16,231	28,605	34,842	49,954

Other revenues:
Management fees	4,154	582	6,350	1,331
Incentive management fees	—	—	—	962
Servicing fees	44	45	222	112
Other interest income	638	272	825	582
Total other revenues	4,836	899	7,397	2,987

Other expenses:
General and administrative	6,208	7,832	13,108	14,644
Depreciation and amortization	22	60	127	1,388
Total other expenses	6,230	7,892	13,235	16,032

Gain on extinguishment of debt	6,000	—	6,000	—
(Provision for)/recovery of losses on loan impairment	(56,000)	4,000	(56,000)	4,000
Gain on sale of investments	374	—	374	—
Income/(loss) from equity investments	69	(230)	76	(933)
(Loss) Income before income taxes	(34,720)	25,382	(20,546)	39,976
Income tax provision (benefit)	98	—	(501)	(254)
Net (loss) income	$(34,818)	$25,382	$(20,045)	$40,230

Per share information:
Net (loss) earnings per share of common stock:
Basic	$(1.59)	$1.45	$(1.01)	$2.29
Diluted	$(1.59)	$1.43	$(1.01)	$2.27

Weighted average shares of common stock outstanding:
Basic	21,915,175	17,558,493	19,928,912	17,536,245
Diluted	21,915,175	17,728,180	19,928,912	17,715,810

Dividends declared per share of common stock	$0.80	$0.80	$1.60	$1.60

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2008 and 2007
(in thousands)
(unaudited)

	Comprehensive Income (Loss)	Class A Common Stock	Restricted Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total
Balance at January 1, 2007		$169	$5	$417,641	$12,717	$(4,260)	$426,272

Net income	$40,230	—	—	—	—	40,230	40,230

Unrealized gain on derivative financial instruments	9,644	—	—	—	9,644	—	9,644
Unrealized gain on available for sale security	110	—	—	—	110	—	110
Amortization of unrealized gain on securities	(837)	—	—	—	(837)	—	(837)
Currency translation adjustments	810	—	—	—	810	—	810
Issuance of stock relating to asset purchase	—	—	—	707	—	—	707
Deferred loss on settlement of swap	(153)	—	—	—	(153)	—	(153)
Amortization of deferred gains and losses on settlement of swaps	(137)	—	—	—	(137)	—	(137)
Sale of shares of class A common stock under stock option agreement	—	—	—	952	—	—	952
Restricted class A common stock earned	—	2	—	2,464	—	—	2,466
Dividends declared on common stock	—	—	—	—	—	(27,975)	(27,975)
Balance at June 30, 2007	$49,667	$171	$5	$421,764	$22,154	$7,995	$452,089

Balance at January 1, 2008		$172	$4	$426,113	$(8,684)	$(9,368)	$408,237

Net loss	$(20,045)					(20,045)	(20,045)

Unrealized gain on derivative financial instruments	1,764	—	—	—	1,764	—	1,764
Unrealized gain on available for sale security	277	—	—	—	277	—	277
Reclassification to gain on sale of investments	(482)	—	—	—	(482)	—	(482)
Amortization of unrealized gain on securities	(853)	—	—	—	(853)	—	(853)
Deferred loss on settlement of swap	(612)	—	—	—	(612)	—	(612)
Amortization of deferred gains and losses on settlement of swaps	(105)	—	—	—	(105)	—	(105)
Shares of class A common stock issued in public offering	—	40	—	112,567	—	—	112,607
Shares of class A common stock issued under dividend reinvestment plan and stock purchase plan	—	5	—	12,835	—	—	12,840
Sale of shares of class A common stock under stock option agreement	—	—	—	180	—	—	180
Restricted class A common stock earned	—	—	—	1,927	—	—	1,927
Dividends declared on common stock	—	—	—	—	—	(35,041)	(35,041)
Balance at June 30, 2008	$(20,056)	$217	$4	$553,622	$(8,695)	$(64,454)	$480,694

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
(in thousands)
(unaudited)
	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(20,045)	$40,230
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	127	1,388
Gain on extinguishment of debt	(6,000)	—
Provision for losses	56,000	—
Gain on sale of investment	(374)	—
(Income)/loss from equity investments	(76)	933
Deferred income taxes	(501)	—
Distributions of income from equity investments in unconsolidated
subsidiaries	—	320
Restricted class A common stock earned	1,927	2,464
Amortization of premiums and discounts on loans, CMBS,
and debt, net	(3,347)	(1,022)
Amortization of deferred gains and losses on settlement of swaps	(105)	(137)
Amortization of finance costs	2,786	2,605
Changes in assets and liabilities, net:
Deposits and other receivables	593	1,616
Accrued interest receivable	2,851	(662)
Prepaid and other assets	574	(1,382)
Deferred origination fees and other revenue	(1,160)	(1,074)
Accounts payable and accrued expenses	(5,784)	2,676
Net cash provided by operating activities	27,466	47,955

Cash flows from investing activities:
Purchases of CMBS	(660)	(110,550)
Principal collections on and proceeds from CMBS	15,806	29,968
Origination, purchase and fundings of loans receivable	(94,435)	(1,005,084)
Principal collections on and proceeds from loans receivable	171,859	442,442
Equity investments in unconsolidated subsidiaries	—	(3,919)
Return of capital from equity investments in unconsolidated subsidiaries	—	1,616
Proceeds from total return swaps	—	1,815
Purchase of equipment and leasehold improvements	(30)	(307)
Payments for business purchased	—	(1,853)
Payment of capitalized costs	—	(115)
Increase in restricted cash	(8,949)	(2,080)
Net cash provided by (used in) investing activities	83,591	(648,067)

Cash flows from financing activities:
Proceeds from repurchase obligations	131,018	1,163,636
Repayment of repurchase obligations	(236,133)	(903,272)
Proceeds from credit facilities	25,000	100,000
Repayment of credit facilities	—	(25,000)
Issuance of junior subordinated debentures	—	77,325
Purchase of common equity in CT Preferred Trust I & CT Preferred
Trust II	—	(2,325)
Repayment of collateralized debt obligations	(21,569)	(12,598)
Proceeds from participations sold	—	239,742
Settlement of interest rate hedges	(612)	(153)
Payment of financing costs	(108)	(2,218)
Sale of class A common stock upon stock option exercise	180	952
Stock issuance for business purchased	—	707
Dividends paid on common stock	(64,847)	(38,347)
Proceeds from sale of shares of class A common stock	123,108	—
Proceeds from dividend reinvestment plan	2,339	—
Net cash (used in) provided by financing activities	(41,624)	598,449

Net increase (decrease) in cash and cash equivalents	69,433	(1,663)
Cash and cash equivalents at beginning of year	25,829	26,142
Cash and cash equivalents at end of period	$95,262	$24,479

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.   Organization

References herein to “we,” “us” or “our” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a fully integrated, self-managed finance and investment management company that specializes in credit-sensitive structured financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. From the commencement of our finance business in 1997 through June 30, 2008, we have completed over $10.8 billion of investments in the commercial real estate debt arena. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes and we are headquartered in New York City.

2.    Summary of Significant Accounting Policies

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management’s discussion and analysis of financial condition and results of operations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  In our opinion, all material adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2008.  Our accounting and reporting policies conform in all material respects to generally accepted accounting principles, or GAAP, in the United States.

Principles of Consolidation
The accompanying unaudited consolidated interim financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries and our interests in variable interest entities in which we are the primary beneficiary.  All significant intercompany balances and transactions have been eliminated in consolidation. Our interests in CT Preferred Trust I and CT Preferred Trust II, the issuers of trust securities backed by our junior subordinated debentures, are accounted for using the equity method and their assets and liabilities are not consolidated into our financial statements due to our determination that CT Preferred Trust I and CT Preferred Trust II are variable interest entities in which we are not the primary beneficiary under Financial Accounting Standards Board, or FASB, Interpretation No. 46(R) “Consolidation of Variable Interest Entities”, or FIN 46R. We account for our co-investment interest in the private equity funds we co-sponsored and continue to manage, CT Mezzanine Partners III, Inc., or Fund III, and CT Opportunity Partners I, LP, or CTOPI, under the equity method of accounting. We also accounted for our investment in Bracor Investimentos Imobiliarios Ltda., or Bracor, under the equity method of accounting until we sold our investment in December 2007. As such, we report a percentage of the earnings of the companies in which we have such investments equal to our ownership percentage on a single line item in the consolidated statement of income as Income from equity investments. CTOPI is an investment company (under the AICPA Investment Company Guide) and therefore it maintains its financial records on a fair value basis. We have retained such accounting relative to our investment in CTOPI pursuant to the Emerging Issues Task Force, or EITF, Issue No. 85-12 “Retention of Specialized Accounting for Investments in Consolidation.”

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Cash and Cash Equivalents
We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents.  At June 30, 2008 and December 31, 2007, a majority of the cash and cash equivalents consisted of overnight deposits in demand deposit and money market accounts.  As of, and for the periods ended, June 30, 2008 and December 31, 2007, we had bank balances in excess of federally insured amounts.  We have not experienced any losses on our demand deposits, commercial paper or money market investments.

Restricted Cash
Restricted cash at June 30, 2008 was comprised of $14.6 million that is on deposit with the trustee for our collateralized debt obligations, or CDOs, and is expected to be used to pay contractual interest and principal and to purchase replacement collateral for our reinvesting CDOs during their respective reinvestment periods. Restricted cash at December 31, 2007 was $5.7 million.

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

During the fourth quarter of 2004, we concluded that two of our CMBS investments had incurred other-than-temporary impairment and we incurred a charge of $5.9 million through the income statement.  At June 30, 2008, we believe there has not been any adverse change in estimated cash flows relating to existing CMBS investments; therefore we did not recognize any additional other than temporary impairment on any CMBS investments.  Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectability of the principal and interest, net of related expenses, on the underlying loans.

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

Repurchase Obligations
In certain circumstances, we have financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty. We currently record these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under any repurchase agreement as a liability on our consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated statements of income. In February 2008, the FASB issued FASB Staff Position 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, or FSP 140-3, which provides guidance on accounting for transfers of financial assets and repurchase financings.  FSP 140-3 presumes that an initial transfer of a financial asset and a repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under FAS 140.  If the linked transaction does not meet the requirements for sale accounting, the linked transaction shall generally be accounted for as a forward contract, as opposed to the current presentation, where the purchased asset and the repurchase liability are reflected separately on the balance sheet.

FSP 140-3 is effective on a prospective basis for fiscal years beginning after November 15, 2008, with earlier application not permitted.  Given that FSP 140-3 is to be applied prospectively, we do not expect that the adoption of FSP 140-3 will have a material impact on the Company’s financial statements.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Interest Rate Derivative Financial Instruments
In the normal course of business, we use interest rate derivative financial instruments to manage, or hedge, cash flow variability caused by interest rate fluctuations. Specifically, we currently use interest rate swaps to effectively convert variable rate liabilities, that are financing fixed rate assets, to fixed rate liabilities. The differential to be paid or received on these agreements is recognized on the accrual basis as an adjustment to the interest expense related to the attendant liability. The interest rate swap agreements are generally accounted for on a held-to-maturity basis, and, in cases where they are terminated early, any gain or loss is generally amortized over the remaining life of the hedged item. These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment. Changes in value of effective cash flow hedges are reflected in our financial statements through accumulated other comprehensive income/(loss) and do not affect our net income. To the extent a derivative does not qualify for hedge accounting, and is deemed a non-hedge derivative, the changes in its value are included in net income.

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

Comprehensive Income
We comply with the provisions of the FASB Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, or FAS 130, in reporting comprehensive income and its components in the full set of general purpose financial statements. Total comprehensive (loss)/income was ($20.1) million and $50.0 million, for the periods ended June 30, 2008 and 2007, respectively.  The primary components of comprehensive income other than net loss were the unrealized gain/(loss) on derivative financial instruments and CMBS.  At June 30, 2008, accumulated other comprehensive loss was $8.7 million, comprised of unrealized gains on CMBS of $7.5 million, unrealized losses on cash flow swaps of $16.9 million, and $771,000 of deferred realized gains on the settlement of cash flow swaps.

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Reclassifications
Certain reclassifications have been made in the presentation of the prior periods consolidated financial statements to conform to the June 30, 2008 presentation.

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

Goodwill
Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired.  Goodwill is reviewed annually in the fourth quarter to determine if there is impairment at a reporting unit level or more frequently if an indication of impairment exists.  No impairment charges for goodwill were recorded during the six months ended June 30, 2008.

New Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or FAS 157.  FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FAS 157 applies to reporting periods beginning after November 15, 2007. As discussed above, we report the changes in the value of effective cash flow hedges and our available for sale securities through accumulated other comprehensive income/(loss). We adopted FAS 157 as of January 1, 2008.  As a result of the adoption of FAS 157, the fair value of our interest rate hedge liabilities decreased by $1.5 million due to the valuation adjustment related to our credit.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The table below details the fair value measurements at June 30, 2008 (in millions):

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair Value at	Identical Assets	Observable Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Interest rate hedge liabilities	$(17.0)	$—	$(17.0)	$—

Total	$(17.0)	$—	$(17.0)	$—

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

3.  Commercial Mortgage Backed Securities

Activity relating to our CMBS investments for the six months ended June 30, 2008 was as follows ($ values in thousands):

					Weighted Average
Asset Type	Face Value	Book Value	Number of Securities	Number of Issues	Rating (1)	Coupon(2)	Yield(2)	Maturity (Years)(3)

December 31, 2007
Floating Rate	$171,620	$170,543	14	11	BB	8.16%	8.19%	2.6
Fixed Rate	744,790	706,321	65	47	BB+	6.69%	7.14%	7.5
Total/Average	916,410	876,864	79	58	BB+	6.97%	7.35%	6.5

Originations
Floating Rate	3,300	660	1	—	BB+	7.78%	38.69%	9.0
Fixed Rate	—	—	—	—	—	—	—	—
Total/Average	3,300	660	1	—	BB+	7.78%	38.69%	9.0

Repayments & Other (4)
Floating Rate	46	(217)	—	—	N/A	N/A	N/A	N/A
Fixed Rate	20,007	15,949	1	—	N/A	N/A	N/A	N/A
Total/Average	20,053	15,732	1	—	N/A	N/A	N/A	N/A

June 30, 2008
Floating Rate	174,874	171,420	15	11	BB	6.07%	6.17%	2.3
Fixed Rate	724,783	690,372	64	47	BB	6.68%	7.09%	7.1
Total/Average	$899,657	$861,792	79	58	BB	6.56%	6.91%	6.1

(1)
Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security and exclude $37.9 million face value ($37.3 million book value) of unrated equity investments in collateralized debt obligations.

(2)	Calculations based on LIBOR of 2.46% as of June 30, 2008 and LIBOR of 4.60% as of December 31, 2007.
(3)	Represents the maturity of the investment assuming all extension options are executed.
(4)	Includes full repayments, sales, partial repayments, mark-to-market adjustments on available for sale securities, and the impact of premium and discount amortization and losses, if any. The figures shown in “Number of Securities” and “Number of Issues” represent only the full repayments/sales, if any.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The tables below detail the ratings, vintage, property type and geographic distribution of the collateral securing our CMBS at June 30, 2008 (in thousands):

Ratings	Book Value	Percentage
AAA	$114,932	13%
AA	27,760	3%
A	186,982	22%
BBB	265,327	31%
BB	114,516	13%
B	57,182	7%
CCC	5,005	1%
CC	5,320	1%
D	47,440	5%
NR	37,328	4%
Total	$861,792	100%

Vintage	Book Value	Percentage
2007	$110,283	13%
2006	48,815	6%
2005	61,714	7%
2004	91,334	11%
2003	29,497	3%
2002	19,659	2%
2001	18,976	2%
2000	41,489	5%
1999	30,201	4%
1998	311,650	36%
1997	72,540	8%
1996	25,634	3%
Total	$861,792	100%

Property Type	Book Value	Percentage
Retail	$283,906	33%
Office	180,135	21%
Hotel	156,119	18%
Multi-Family	94,200	11%
Other	74,036	8%
Healthcare	40,668	5%
Industrial	32,728	4%
Total	$861,792	100%

Geographic Location	Book Value	Percentage
Southeast	$240,156	28%
Northeast	215,452	25%
West	149,133	17%
Southwest	119,915	14%
Midwest	106,411	13%
Northwest	19,908	2%
Other	10,817	1%
Total	$861,792	100%

As detailed in Note 2, on August 4, 2005, pursuant to the provisions of FAS 115, we made a decision to change the accounting classification of our then portfolio of CMBS investments from available-for-sale to held-to-maturity.

While we typically account for our CMBS investments on a held-to-maturity basis, under certain circumstances we will account for CMBS on an available-for-sale basis.  At December 31, 2007, we had one CMBS investment that we designated and accounted for on an available-for-sale basis with a face value of $7.7 million.  The security earned interest at a weighted average coupon of 8.34% December 31, 2007.  During the second quarter of 2008 we sold the security for a gain of $374,000.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Quarterly, we reevaluate our CMBS portfolio to determine if there has been an other-than-temporary impairment based upon our assessment of future cash flow receipts.  We believe that there has not been any adverse change in estimated cash flows in our CMBS portfolio and, therefore, did not recognize any other-than-temporary impairments.  Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans.

Certain of our CMBS investments are carried at values in excess of their market values.  This difference can be caused by, among other things, changes in interest rates, changes in credit spreads, realized/unrealized losses in the underlying securities and general market conditions.  At June 30, 2008, 71 CMBS investments with an aggregate carrying value of $752.8 million were carried at values in excess of their market values.  Market value for these CMBS investments was $631.7 million at June 30, 2008. In total, we had 79 CMBS investments with an aggregate carrying value of $861.8 million that have an estimated market value of $749.2 million (this valuation does not include the value of interest rate swaps entered into in conjunction with the purchase/financing of these investments). We regularly examine the CMBS portfolio and have determined that there have been no changes in our expectations of estimated cash flows from our CMBS portfolio since our last financial report.  Our estimation of cash flows expected to be generated by our CMBS portfolio is based upon an internal review of the underlying mortgage loans securing our investments both on an absolute basis and compared to our initial underwriting for each investment.  Our efforts are supplemented by third party research reports, third party market assessments and our dialogue with market participants.  Our assessment of cash flows combined with our ability and intent to hold our CMBS investments to maturity (at which point we expect to recover book value plus amortized discounts/premiums, which may be at maturity), is the basis for our conclusion that these investments are not impaired despite the differences between estimated fair value and book value.  We attribute the difference between book value and estimated fair value to the current market dislocation and a general negative bias for structured products such as CMBS and CDOs.

The following table shows the gross unrealized losses and fair value of our CMBS with unrealized losses as of June 30, 2008 that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months			Greater Than 12 Months			Total

	Book Value	Estimated Fair Value	Gross Unrealized Loss	Book Value	Estimated Fair Value	Gross Unrealized Loss	Book Value	Estimated Fair Value	Gross Unrealized Loss

Floating Rate	$112.5	$78.7	$(33.8)	$58.2	$48.4	$(9.8)	$170.7	$127.1	$(43.6)

Fixed Rate	159.8	150.6	(9.2)	422.3	354.0	(68.3)	582.1	504.6	(77.5)

Total	$272.3	$229.3	$(43.0)	$480.5	$402.4	$(78.1)	$752.8	$631.7	$(121.1)

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

4. Loans Receivable

Activity relating to our loans receivable for the six months ended June 30, 2008 was as follows (in thousands):

				Weighted Average
Asset Type	Face Value	Book Value	Number of Investments	Coupon(1)	Yield(1)	Maturity (Years)(2)

December 31, 2007
Floating rate(3)
Mortgage loans	$620,586	$620,586	17	6.93%	7.23%	3.6
Subordinate mortgage interests	515,797	508,900	28	7.31%	7.37%	3.7
Mezzanine loans	939,038	937,209	26	8.19%	8.22%	3.5
Total/Average	2,075,421	2,066,695	71	7.59%	7.71%	3.6
Fixed rate
Mortgage loans	—	—	—	—	—	—
Subordinate mortgage interests	29,779	29,094	2	7.92%	8.09%	24.2
Mezzanine loans	160,984	161,774	8	8.85%	8.84%	4.2
Total/Average	190,763	190,868	10	8.70%	8.73%	7.3

Total/Average - December 31, 2007	2,266,184	2,257,563	81	7.69%	7.80%	3.9

Originations(4)
Floating rate
Mortgage loans	28,481	28,481	—	4.96%	5.76%	2.8
Subordinate mortgage interests	17,086	17,085	—	7.55%	8.09%	1.8
Mezzanine loans	27,445	24,685	2	3.29%	3.64%	3.4
Total/Average	73,012	70,251	2	4.94%	5.58%	2.8
Fixed rate
Mortgage loans	—	—	—	—	—	—
Subordinate mortgage interests	—	—	—	—	—	—
Mezzanine loans	27,657	25,891	1	6.42%	6.85%	7.9
Total/Average	27,657	25,891	1	6.42%	6.85%	7.9

Total/Average	100,669	96,142	3	5.35%	5.92%	4.2

Repayments & Other(5)
Floating rate
Mortgage loans	88,727	88,727	1	N/A	N/A	N/A
Subordinate mortgage interests	3,749	2,735	1	N/A	N/A	N/A
Mezzanine loans	42,283	87,515	1	N/A	N/A	N/A
Total/Average	134,759	178,977	3	N/A	N/A	N/A
Fixed rate
Mortgage loans	—	—	—	N/A	N/A	N/A
Subordinate mortgage interests	41	(6)	—	N/A	N/A	N/A
Mezzanine loans	47,699	47,769	1	N/A	N/A	N/A
Total/Average	47,740	47,763	1	N/A	N/A	N/A

Total/Average	182,499	226,740	4	N/A	N/A	N/A

June 30, 2008
Floating rate
Mortgage loans	560,340	560,340	16	4.77%	5.11%	3.2
Subordinate mortgage interests	529,134	523,250	27	5.25%	5.29%	3.1
Mezzanine loans	924,200	874,379	27	5.94%	5.93%	3.3
Total/Average	2,013,674	1,957,969	70	5.43%	5.52%	3.2
Fixed rate
Mortgage loans	—	—	—	—	—	—
Subordinate mortgage interests	29,738	29,100	2	7.91%	8.07%	23.9
Mezzanine loans	140,942	139,896	8	7.43%	7.48%	5.4
Total/Average	170,680	168,996	10	7.51%	7.58%	8.6

Total/Average - June 30, 2008	$2,184,354	$2,126,965	80	5.60%	5.69%	3.7

(1)	Calculations based on LIBOR of 2.46% as of June 30, 2008 and LIBOR of 4.60% as of December 31, 2007.
(2)	Represents the maturity of the investment assuming all extension options are executed.
(3)	During the first quarter of 2008, one subordinate mortgage interest with a book value of $12.4 million switched from a fixed rate loan to a floating rate.
(4)	Includes additional fundings on prior period originations. The figures shown in “Number of Investments” represent the actual number of originations during the period.
(5)	Includes full repayments, sales, partial repayments and the impact of premium and discount amortization and reserves/losses, if any. The figures shown in “Number of Investments” represent only the full repayments/sales, if any.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The tables below detail the property type and geographic distribution of the properties securing our loans receivable at June 30, 2008 (in thousands).

Property Type	Book Value	Percentage
Office	$827,161	39%
Hotel	687,963	31%
Healthcare	147,883	7%
Multi-Family	129,732	6%
Condominium	126,824	6%
Retail	69,734	3%
Mixed Use	12,450	1%
Industrial	6,490	1%
Other	118,728	6%
Total	$2,126,965	100%

Geographic Location	Book Value	Percentage
Various	$749,804	35%
North East	667,287	31%
West	211,496	10%
South East	186,105	9%
South West	181,193	8%
North West	70,058	3%
Mid West	6,095	1%
Other	54,927	3%
Total	$2,126,965	100%

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

During the quarter, three loans experienced performance issues: (i) a $10 million second mortgage loan against which we had previously (during the fourth quarter of 2007) reserved $4 million, was deemed unrecoverable and we wrote off the entire $10 million (an additional $6 million charge).  Simultaneously, $6 million of financing on the asset was forgiven by our lender;  (ii) a $50 million mezzanine loan (recorded as a $123 million loan on our balance sheet with an offsetting $73 million participation sold) that had matured during the first quarter and was extended in order to allow for liquidation of the collateral was reserved against.  Management made the decision to record a $50 million reserve against the $123 million asset based upon conclusions reached subsequent to quarter end with respect to the probability of recovery on the loan; and (iii) a $12 million parri passu participation in a first mortgage did not make its contractual interest payment during the first quarter and we have commenced the foreclosure process on the collateral.  We have not recorded a reserve against this loan given our expectation for a full recovery of principal.  We did not accrue interest on any of these loans in the second quarter and reversed any pre-existing accrual on the $50 million mezzanine loan.

The following is a reconciliation of the provision for loan losses for the six months ended June 30, 2008 and 2007 (in thousands):

	2008	2007

Balance at December 31, 2007 and 2006	$4,000	$—
Provision for loan losses	56,000	—
Realized (losses) gains	(10,000)	4,000
Balance at June 30, 2008 and 2007	$50,000	$4,000

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

In some cases our loan originations are not fully funded at closing, creating an obligation for us to make future fundings, which we refer to as Unfunded Loan Commitments.  Typically, Unfunded Loan Commitments are part of construction and transitional loans.  At June 30, 2008, our ten Unfunded Loan Commitments totaled $98.9 million and, net of in place financing commitments from our lenders, our net Unfunded Loan Commitments were $21.9 million.

In connection with the loan portfolio, at June 30, 2008, we have deferred origination fees, net of direct costs of $1.1 million which are being amortized into income over the life of the loans.

At June 30, 2008, we had $640,000 included in deposits and other receivables which represented a partial repayment that was paid prior to June 30, the proceeds of which had not been remitted to us by our servicers at quarter end.

5.  Total Return Swaps

Total return swaps are derivative contracts in which one party agrees to make payments that replicate the total return of a defined underlying asset, typically in return for another party agreeing to bear the risk of performance of the defined underlying asset.  Under total return swaps, we bear the risk of performance of the underlying asset and receive payments from our counterparty as compensation.  In effect, these total return swaps allow us to receive the leveraged economic benefits of asset ownership without our acquiring, or our counterparty selling, the actual underlying asset.  Our total return swaps reference commercial real estate loans and contain a put provision whereby our counterparty has the right to require us to buy the entire reference loan at its par value under certain reference loan performance scenarios.  The put obligation imbedded in these arrangements constitutes a recourse obligation for us to perform under the terms of the contract.

Activity relating to our total return swaps for the six months ended June 30, 2008 was as follows (in thousands):

					Weighted Average
	Fair Market Value (Book Value)	Cash Collateral	Reference/Loan Participation	Number of Investments	Yield	Maturity (Years)
December 31, 2007	—	—	$20,000	1	—	—
Originations- Six Months	—	—	—	—	—	—
Repayments- Six Months	—	—	20,000	1	—	—
June 30, 2008	$ —	$ —	$ —	—	—	—

The total return swaps are treated as non-hedge derivatives for accounting purposes and, as such, changes in their market value are recorded through the consolidated statements of income.  As of June 30, 2008, the reference/loan participation was satisfied.

6.  Equity Investment in Unconsolidated Subsidiaries

Our equity investments in unconsolidated subsidiaries consist primarily of our co-investments in investment management vehicles that we sponsor and manage.  At June 30, 2008, we had co-investments in two such vehicles, Fund III and CTOPI.  In addition to our co-investments, we record capitalized costs associated with these vehicles in equity investments in unconsolidated subsidiaries.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Activity relating to our equity investment in unconsolidated subsidiaries for the six months ended June 30, 2008 was as follows (in thousands):

	Fund III	CTOPI	Other and Capitalized Costs	Total
Equity Investment
Beginning balance	$923	$(60)	$35	$898
Income from equity investments	60	14	2	76
Ending balance	$983	$(46)	$37	$974

Capitalized Costs
Beginning balance	$79	$—	$—	$79
Amortization of capitalized costs	(79)	—	—	(79)
Ending balance	$—	$—	$—	$—

Total Balance	$983	$(46)	$37	$974

In accordance with the management agreements with Fund III and CTOPI, CTIMCO may earn incentive compensation when certain returns are achieved for the shareholders/partners of Fund III and CTOPI, which will be accrued if and when earned.

7. Debt

At June 30, 2008 and December 31, 2007, we had $2.2 billion and $2.3 billion of total debt outstanding, respectively. The balances of each category of debt and their respective coupons and all in effective costs, including the amortization of fees and expenses were as follows (in thousands):

	June 30, 2008				December 31, 2007
	Face Value	Book Value	Coupon (1)	All-In Cost	Face Value	Book Value	Coupon (1)	All-In Cost

Repurchase Obligations	$800,742	$800,742	3.48%	3.74%	$911,857	$911,857	5.56%	5.80%

Collateralized debt obligations
CDO I (Floating)	252,778	252,778	3.08%	3.54%	252,778	252,778	5.22%	5.67%
CDO II (Floating)	298,913	298,913	2.95%	3.19%	298,913	298,913	5.09%	5.32%
CDO III (Fixed)	256,723	258,416	5.22%	5.37%	259,803	261,654	5.22%	5.37%
CDO IV (Floating)(2)	360,466	360,466	2.99%	3.10%	378,954	378,954	5.04%	5.11%
Total CDOs	1,168,880	1,170,573	3.49%	3.72%	1,190,448	1,192,299	5.12%	5.34%

Senior Unsecured Credit Facility	100,000	100,000	4.21%	4.49%	75,000	75,000	6.10%	6.40%
Junior Subordinated Debentures	128,875	128,875	7.20%	7.30%	128,875	128,875	7.20%	7.30%

Total	$2,198,497	$2,200,190	3.74%	3.97%	$2,306,180	$2,308,031	5.45%	5.66%

(1)	Calculations based on LIBOR of 2.46% as of June 30, 2008 and LIBOR of 4.60% as of December 31, 2007.
(2)	Comprised of $346.5 million of floating rate notes sold and $14.0 million of fixed rate notes sold.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Repurchase Obligations
At June 30, 2008, we were party to six master repurchase agreements with four counterparties with total facility amounts of $1.5 billion. At June 30, 2008, we borrowed $762.0 million under these agreements.  We were also a party to asset specific repurchase obligations and a secured loan agreement.  At June 30, 2008, these asset specific borrowings totaled $38.8 million.  Our total borrowings at June 30, 2008 under master repurchase agreements and asset specific arrangements were $800.7 million, and we had the ability to borrow an additional $122.5 million without pledging additional collateral.  Loans and CMBS with a carrying value of $1.3 billion are pledged as collateral for our repurchase agreements.

In March 2008, one of our repurchase agreement counterparties, Bear Stearns, experienced extreme liquidity pressure and responded by agreeing to combine with JP Morgan.  Bear Stearns was one of our largest counterparties on the balance sheet in addition to multiple relationships with our investment management vehicles.  The proposed merger with JP Morgan closed on May 30, 2008 and our relationships with the former Bear Stearns counterparties are being managed by JP Morgan.

In April 2008, we terminated the $6 million loan specific repurchase agreement with Lehman Brothers related to the SunCal loan eliminating our obligation thereunder. According to the termination agreement, Lehman Brothers retained possession of the loan and we extinguished the debt for no further consideration.

In May 2008, we entered into a new loan and security agreement with Lehman Brothers.  The agreement provides for an $18.0 million loan to us with a maturity date in June 2013.  The loan is designed to finance an individual asset on a recourse basis at a cash cost of LIBOR plus 1.50%.

In June 2008, we amended our master repurchase agreements with the former Bear Stearns entities by extending the termination date of each obligation to October 2008, making them concurrent with the existing termination date under our master repurchase agreement with JPMorgan.  Based on our conversations with JP Morgan, we anticipate that the legacy Bear Stearns credit relationship will be fully combined with and extended with the existing JPMorgan facility in October 2008.

In June 2008, we terminated our master repurchase agreement with Bank of America, which was originally designed to finance on a recourse basis assets designated for our second CDO.  We had no obligations outstanding under the agreement at the time of termination and the termination eliminated the payment of unused fees associated with the line.

Collateralized Debt Obligations
At June 30, 2008, we had CDOs outstanding from four separate issuances with a total face value of $1.2 billion.  Our CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet representing the amortized sales price of the securities we sold to third parties.  In total, our two reinvesting CDOs provide us with $551.7 million of debt financing at a cash cost of LIBOR plus 0.55% (3.01% at June 30, 2008) and an all-in effective interest rate (including the amortization of issuance costs) of LIBOR plus 0.89% (3.35% at June 30, 2008).  Our two static CDOs provide us with $618.9 million of financing with a cash cost of 3.92% and an all-in effective interest rate of 4.05% at June 30, 2008.  On a combined basis, our CDOs provide us with $1.2 billion of non-recourse, non-mark-to-market, index matched financing at a weighted average cash cost of 0.53% over the applicable indices (3.49% at June 30, 2008) and a weighted average all in cost of 0.75% over the applicable indices (3.72% at June 30, 2008).

Senior Unsecured Credit Facility
In March 2007, we closed a $50.0 million senior unsecured revolving credit facility with WestLB AG, which we amended in June 2007, increasing the size to $100.0 million and adding new lenders to the syndicate.  In March 2008, we exercised our term-out option under the agreement, extending the maturity date of the $100 million principal balance outstanding to March 2009 as a non revolving term loan.  The loan bears interest at a cost of LIBOR plus 1.75% (LIBOR plus 2.03% on an all in basis).

Junior Subordinated Debentures
At June 30, 2008, we had a total of $128.9 million of junior subordinated debentures outstanding (securing $125 million of trust preferred securities sold to third parties).  Junior subordinated debentures are comprised of two issuances of debentures, $77 million of debentures (securing $75 million of trust preferred securities) issued in March 2007 and $52 million of debentures (securing $50 million of trust preferred securities) issued in 2006.  On a combined basis the securities provide us with $125 million of financing at a cash cost of 7.20% and an all-in effective rate of 7.30%.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

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

8.  Participations Sold

Participations sold represent interests in loans that we originated and subsequently sold to CT Large Loan 2006, Inc. (a fund that we manage) and third parties.  We present these sold interests as both assets and liabilities (in equal amounts) in conformity with GAAP on the basis that these arrangements do not qualify as sales under FAS 140.  At June 30, 2008, we had seven such participations sold with a total book balance of $410.1 million at a weighted average coupon of LIBOR plus 3.38% (5.84% at June 30, 2008) and a weighted average yield of LIBOR plus 3.35% (5.81% at June 30, 2008).

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

The following table summarizes the notional and fair values of our derivative financial instruments as of June 30, 2008. The notional value provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk (in thousands):

Hedge	Type	Notional Value	Interest Rate	Maturity	Fair Value
Swap	Cash Flow Hedge	$301,561	5.10%	2015	$(11,237)
Swap	Cash Flow Hedge	73,735	4.58%	2014	(1,269)
Swap	Cash Flow Hedge	18,578	3.95%	2011	(118)
Swap	Cash Flow Hedge	18,164	5.14%	2014	(912)
Swap	Cash Flow Hedge	18,013	4.48%	2016	(229)
Swap	Cash Flow Hedge	16,894	4.83%	2014	(575)
Swap	Cash Flow Hedge	16,377	5.52%	2018	(1,301)
Swap	Cash Flow Hedge	12,360	5.05%	2016	(480)
Swap	Cash Flow Hedge	12,310	5.02%	2009	(273)
Swap	Cash Flow Hedge	7,062	5.11%	2016	(232)
Swap	Cash Flow Hedge	5,104	4.12%	2016	81
Swap	Cash Flow Hedge	3,312	5.45%	2015	(232)
Swap	Cash Flow Hedge	2,867	5.08%	2011	(110)
Swap	Cash Flow Hedge	780	5.31%	2011	(34)
Total/Weighted Average		$507,117	4.95%	2015	$(16,921)

As of June 30, 2008, the derivative financial instruments were reported at their fair value of $81,000 as interest rate hedge assets and $17.0 million as interest rate hedge liabilities. Income and expense associated with these instruments is recorded as interest expense on our consolidated statements of income. The amount of hedge ineffectiveness was not material during any of the periods presented.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

10.  Earnings Per Share

The following table sets forth the calculation of Basic and Diluted EPS for the six months ended June 30, 2008 and 2007 (in thousands, except share and per share amounts):

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS:
Net (loss) earnings allocable to common stock	$(20,045)	19,928,912	$(1.01)	$40,230	17,536,245	$2.29

Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	—		—	179,565

Diluted EPS:
Net (loss) earnings per share of common stock and assumed conversions	$(20,045)	19,928,912	$(1.01)	$40,230	17,715,810	$2.27

The following table sets forth the calculation of Basic and Diluted EPS for the three months ended June 30, 2008 and 2007 (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS:
Net (loss) earnings allocable to common stock	$(34,818)	21,915,175	$(1.59)	$25,382	17,558,493	$1.45

Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	—		—	169,687

Diluted EPS:
Net (loss) earnings per share of common stock and assumed conversions	$(34,818)	21,915,175	$(1.59)	$25,382	17,728,180	$1.43

11.  Income Taxes

We made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal, state, and local income taxes except for the operations of our taxable REIT subsidiary, CTIMCO and its subsidiaries. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we may be subject to federal, state and local income taxes on our taxable income at regular corporate rates. At June 30, 2008, we were in compliance with all REIT requirements.

We did not pay any taxes at the REIT level during the periods ended June 30, 2008 or 2007. However, CTIMCO, our investment management subsidiary, is a taxable REIT subsidiary and subject to taxes on its earnings. During the period ended June 30, 2008, CTIMCO recorded operating income before income taxes of $398,000, which when combined with GAAP to tax differences and changes in valuation allowances, resulted in an income tax benefit of $501,000.

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

On April 15, 2008, we issued 28,426 shares of class A common stock under our dividend reinvestment plan.  Net proceeds totaled approximately $799,000.

In June 2008, we issued 401,577 shares of class A common stock under our direct stock purchase plan.  Net proceeds totaled approximately $10.5 million.

On June 16, 2008, we declared a dividend of $0.80 per share of class A common stock applicable to the three-month period ended June 30, 2008, which was paid on July 16, 2008 to shareholders of record on June 30, 2008.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

13.  Employee Benefit and Incentive Plans

We had four benefit plans in effect at June 30, 2008:  (1) the second amended and restated 1997 long-term incentive stock plan, or 1997 Employee Plan, (2) the amended and restated 1997 non-employee director stock plan, or 1997 Director Plan, (3) the amended and restated 2004 long-term incentive plan, or 2004 Plan, and (4) the 2007 long-term incentive plan, or 2007 Plan. The 1997 plans expired in 2007 and no new awards may be issued under them and no further grants will be made under the 2004 Plan.  Under the 2007 Plan, a maximum of 700,000 shares of class A common stock may be issued.  At June 30, 2008, there were 619,775 shares available under the 2007 Plan.

Activity under these four plans for the six months ended June 30, 2008 is summarized in the table below in share and share equivalents:

Benefit Type	1997 Employee Plan	1997 Director Plan	2004 Plan	2007 Plan	Total

Options(1)
Beginning Balance	223,811	16,667	—	—	240,478
Canceled	(20,000)	(16,667)	—	—	(36,667)
Ending Balance	203,811	—	—	—	203,811

Restricted Stock(2)
Beginning Balance	—	—	423,931	—	423,931
Granted	—	—	—	44,550	44,550
Vested	—	—	(83,064)	—	(83,064)
Forfeited	—	—	(414)	—	(414)
Ending Balance	—	—	340,453	44,550	385,003

Stock Units(3)
Beginning Balance	—	80,017	—	14,570	94,587
Granted	—	—	—	41,377	41,377
Ending Balance	—	80,017	—	55,947	135,964

Total Outstanding Shares	203,811	80,017	340,453	100,497	724,778

(1)	All options are fully vested as of June 30, 2008.
(2)	Comprised of both performance based awards that vest upon the attainment of certain common equity return thresholds and time based awards that vest based upon an employee’s continued employment on vesting dates.
(3)	Stock units are granted to certain members of our board of directors in lieu of cash compensation for services and in lieu of dividends earned on previously granted stock units. Under the terms of certain deferral agreements, certain shares of restricted stock converted to deferred stock units upon their initial vesting.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes the outstanding options as of June 30, 2008:

Exercise Price per Share	Options Outstanding		Weighted Average Exercise Price per Share		Weighted Average Remaining Life
	1997 Employee Plan	1997 Director Plan	1997 Employee Plan	1997 Director Plan	1997 Employee Plan	1997 Director Plan
$10.00 - $15.00	43,530	—	$13.41	$ —	2.51	—
$15.00 - $20.00	126,947	—	16.38	—	3.02	—
$25.00 - $30.00	33,334	—	27.00	—	0.13	—
Total/W. Average	203,811	—	$17.48	$ —	2.44	—

In addition to the equity interests detailed above, we have granted percentage interests in the incentive compensation received by us from the private equity funds we manage. At June 30, 2008, we had granted, net of forfeitures, 43% of the Fund III incentive compensation received by us.

A summary of the unvested restricted shares as of and for the six month period ended June 30, 2008 was as follows:

	Restricted Shares
	Shares	Grant Date Fair Value
Unvested at January 1, 2008	423,931	$30.96
Granted	44,550	27.44
Vested	(83,064)	28.69
Forfeited	(414)	51.25
Unvested at June 30, 2008	385,003	$31.02

A summary of the unvested restricted shares as of and for the six month period ended June 30, 2007 was as follows:

	Restricted Shares
	Shares	Grant Date Fair Value
Unvested at January 1, 2007	480,967	$29.56
Granted	23,015	51.25
Vested	(59,118)	28.39
Forfeited	—	—
Unvested at June 30, 2007	444,864	$30.84

The total fair value of restricted shares which vested during the six month periods ended June 30, 2008 and 2007 was $1.9 million and $2.5 million, respectively.

14.  Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on our outstanding debt during the six months ended June 30, 2008 and 2007 was $59.0 million and $64.2 million, respectively, which excludes non-cash items. Income taxes recovered by us during the six months ended June 30, 2008 and 2007 were $677,000 and $1.5 million, respectively.  Non-cash investing and financing activity during the six months ended June 30, 2008 resulted from our investments in loans where we sold participations.

At June 30, 2008, we had $1.3 million included in deposits and other receivables which represented loans and CMBS that had partial repayments on or prior to June 30, 2008, the proceeds of which had not been remitted to us by our servicers.  The reclassification from loans receivable and CMBS to deposits and other receivables resulted in a non-cash investing activity.

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

The following table details each segment's contribution to our overall profitability and the identified assets attributable to each such segment for the six months ended, and as of, June 30, 2008, respectively (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other
investments:
Interest and related income	$105,585	$—	$—	$105,585
Less: Interest and related expenses	70,743	—	—	70,743
Income from loans and
other investments, net	34,842	—	—	34,842

Other revenues:
Management fees	—	9,834	(3,484)	6,350
Servicing fees	—	222	—	222
Other interest income	887	15	(77)	825
Total other revenues	887	10,071	(3,561)	7,397

Other expenses
General and administrative	5,709	10,883	(3,484)	13,108
Other interest expense	—	77	(77)	—
Depreciation and amortization	—	127	—	127
Total other expenses	5,709	11,087	(3,561)	13,235

Gain on extinguishment of debt	6,000	—	—	6,000
(Provision for)/recovery of losses on loan impairment	(56,000)	—	—	(56,000)
Gain on sale of investments	374	—	—	374
Income from equity investments	74	2	—	76

Income (loss) before income taxes	(19,532)	(1,014)	—	(20,546)
Benefit for income taxes	—	(501)	—	(501)
Net income (loss) allocable to class A
common stock	$(19,532)	$(513)	$—	$(20,045)

Total assets	$3,136,727	$7,569	$(5,081)	$3,139,215

All revenues were generated from external sources within the United States.  The “Investment Management” segment earned fees of $3.5 million for management of the “Balance Sheet Investment” segment and was charged $77,000 for inter-segment interest for the six months ended June 30, 2008 which is reflected as offsetting adjustments to other interest income and other interest expense in the inter-segment activities column in the table above.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our overall profitability and the identified assets attributable to each such segment for the six months ended, and as of, June 30, 2007, respectively (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other
investments:
Interest and related income	$126,247	$—	$—	$126,247
Less: Interest and related expenses	76,293	—	—	76,293
Income from loans and
other investments, net	49,954	—	—	49,954

Other revenues:
Management and advisory fees	—	9,124	(7,793)	1,331
Incentive management fees	—	962	—	962
Special servicing fees	112	—	—	112
Other interest income	792	46	(256)	582
Total other revenues	904	10,132	(8,049)	2,987

Other expenses
General and administrative	10,193	12,244	(7,793)	14,644
Other interest expense	—	256	(256)	—
Depreciation and amortization	1,264	124	—	1,388
Total other expenses	11,457	12,624	(8,049)	16,032

Recovery of/(provision for) losses on loan impairment	4,000	—	—	4,000
Loss from equity investments	(399)	(534)	—	(933)

Income (loss) before income taxes	43,002	(3,026)	—	39,976
Benefit for income taxes	(254)	—	—	(254)
Net income (loss) allocable to class A
common stock	$43,256	$(3,026)	$—	$40,230

Total assets	$3,161,614	$37,748	$(10,646)	$3,188,716

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our overall profitability and the identified assets attributable to each such segment for the three months ended, and as of, June 30, 2008, respectively (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other
investments:
Interest and related income	$49,030	$—	$—	$49,030
Less: Interest and related expenses	32,799	—	—	32,799
Income from loans and
other investments, net	16,231	—	—	16,231

Other revenues:
Management fees	—	5,369	(1,215)	4,154
Incentive management fees	—	—	—	—
Servicing fees	—	44	—	44
Other interest income	660	7	(29)	638
Total other revenues	660	5,420	(1,244)	4,836

Other expenses
General and administrative	2,455	4,968	(1,215)	6,208
Other interest expense	—	29	(29)	—
Depreciation and amortization	—	22	—	22
Total other expenses	2,455	5,019	(1,244)	6,230

Gain on extinguishment of debt	6,000	—	—	6,000
(Provision for)/recovery of losses on loan impairment	(56,000)	—	—	(56,000)
Gain on sale of investments	374	—	—	374
Income from equity investments	69	—	—	69

Income (loss) before income taxes	(35,121)	401	—	(34,720)
Provision for income taxes	—	98	—	98
Net income (loss) allocable to class A
common stock	$(35,121)	$303	$—	$(34,818)

Total assets	$3,136,727	$7,569	$(5,081)	$3,139,215

All revenues were generated from external sources within the United States.  The “Investment Management” segment earned fees of $1.2 million for management of the “Balance Sheet Investment” segment and was charged $29,000 for inter-segment interest for the six months ended June 30, 2007 which is reflected as offsetting adjustments to other revenues and other expenses in the inter-segment activities column in the table above.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our overall profitability and the identified assets attributable to each such segment for the three months ended, and as of, June 30, 2007, respectively (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other
investments:
Interest and related income	$68,797	$—	$—	$68,797
Less: Interest and related expenses	40,192	—	—	40,192
Income from loans and
other investments, net	28,605	—	—	28,605

Other revenues:
Management fees	—	5,793	(5,211)	582
Incentive management fees	—	—	—	—
Servicing fees	45	—	—	45
Other interest income	396	23	(147)	272
Total other revenues	441	5,816	(5,358)	899

Other expenses
General and administrative	6,252	6,791	(5,211)	7,832
Other interest expense	—	147	(147)	—
Depreciation and amortization	—	60	—	60
Total other expenses	6,252	6,998	(5,358)	7,892

Recovery of/(provision for) losses on loan impairment	4,000	—	—	4,000
Income from equity investments	(219)	(11)	—	(230)

Income (loss) before income taxes	26,575	(1,193)	—	25,382
Benefit for income taxes	—	—	—	—
Net income (loss) allocable to class A
common stock	$26,575	$(1,193)	$—	$25,382

Total assets	$3,161,614	$37,748	$(10,646)	$3,188,716

All revenues, except for $4.3 million included in interest and related income, were generated from external sources within the United States.  The “Investment Management” segment earned fees of $5.2 million for management of the “Balance Sheet Investment” segment and was charged $147,000 for inter-segment interest for the six months ended June 30, 2007, which is reflected as offsetting adjustments to other revenues and other expenses in the inter-segment activities column in the table above.

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

WRBC beneficially owned approximately 17.4% of our outstanding class A common stock as of June 30, 2008, and a member of our board of directors is an employee of WRBC.

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

During the second quarter of 2008, CTOPI purchased $18.9 million face value of our CDO debt in the open market for $11.3 million.

Affiliates of Samuel Zell own interests in Fund III and CTOPI, two investment management vehicles that we manage and also within which we have ownership interests.

We believe that the terms of the foregoing transactions are no less favorable than could be obtained by us from unrelated parties on an arm’s length basis.

17.   Subsequent Events

On July 14, 2008, CTOPI held its final closing with $540 million of committed equity.

On July 24, 2008, we extended the availability period under our $250 million master repurchase agreement with Citigroup to July 28, 2009.  As part of the extension agreement, the repurchase dates for certain outstanding borrowings were extended to July 29, 2010 with the remainder retaining their October 11, 2011 final maturities.

On July 25, 2008, we extended the purchase period of our $300 million master repurchase agreement with Morgan Stanley to July 29, 2009.  We also terminated an un-utilized $50 million master repurchase facility with Morgan Stanley which was originally designed to warehouse finance CDO eligible assets.

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

Introduction
Our business model is designed to produce a mix of net interest margin from our balance sheet investments and fee income plus co-investment income from our investment management operations. In managing our operations, we focus on originating investments, managing our portfolios and capitalizing our businesses.

Current Market Conditions
During the first half of 2008, the global capital markets continued to experience tremendous volatility and a wide-ranging lack of liquidity. Notwithstanding continuing credit performance in the commercial real estate debt market, the impact of the global credit crisis on our sector has been acute. Transaction volume has declined significantly, credit spreads for all forms of mortgage debt have reached all-time highs and issuance levels of commercial mortgage backed securities, or CMBS, have ground to a virtual halt. Financial institutions still hold significant inventories of unsold loans and CMBS, creating a further overhang on the markets. We believe that the continuing dislocation in the debt capital markets, coupled with a slowdown in the U.S. economy, has already reduced property valuations and will ultimately impact real estate fundamentals. These developments can impact the performance of our existing portfolio of assets.

In response to these conditions, we have continued our cautious approach, choosing to maintain our liquidity and be patient until the markets have settled. We believe that ultimately this environment will create new opportunities in our markets for investors with credit and financial structuring expertise. We believe that our balance sheet and investment management businesses will benefit from a market environment where assets are priced and structured more conservatively and there is less competition among investors.

Originations
We allocate investment opportunities between our balance sheet and investment management vehicles based upon our assessment of risk and return profiles, the availability and cost of capital, and applicable regulatory restrictions associated with each opportunity. The combination of balance sheet and investment management capabilities allows us to maximize the scope of opportunities upon which we can capitalize. Notwithstanding the scope of the platform, we decided to continue a defensive posture in light of the continued volatility. The table below summarizes our gross originations and the allocation of opportunities between our balance sheet and the investment management business for the six month period ended June 30, 2008 and the year ended December 31, 2007.

Gross Originations(1) (2)
(in millions)	Six months ended June 30, 2008	Year ended December 31, 2007
Balance sheet	$48	$1,454
Investment management	204	1,011
Total originations	$252	$2,465

(1)	Includes total commitments both funded and unfunded.
(2)
Includes $0 and $315 million of participations sold recorded on our balance sheet relating to participations that we sold to CT Large Loan, Inc. for the six months ended June 30, 2008 and the year ended December 31, 2007, respectively. We have included these originations in balance sheet originations and not in investment management originations in order to avoid double counting.

Our balance sheet investments include commercial mortgage backed securities, or CMBS, and commercial real estate debt and related instruments, or Loans, which we collectively refer to as our Interest Earning Assets.  Originations of Interest Earning Assets for our balance sheet for the six months ended June 30, 2008 and the year ended December 31, 2007 are detailed in the table below:

Balance Sheet Originations
(in millions)	Six months ended June 30, 2008			Year ended December 31, 2007
	Originations(1)	Yield(2)	LTV / Rating(3)	Originations(1)	Yield(2)	LTV / Rating(3)
CMBS	$1	38.69%	BB+	$111	8.92%	BB-
Loans(4)	47	10.14	56.1%	1,343	7.67	64.4%
Total / Weighted Average	$48	10.73%		$1,454	7.77%

(1)	Includes total commitments both funded and unfunded.
(2)	Yield on floating rate originations assumes LIBOR at June 30, 2008 and December 31, 2007, of 2.46% and 4.60%, respectively.
(3)
Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security and exclude $3.0 million face value ($1.0 million book value ) at June 30, 2008 and $36.4 million face value ($36.4 million book value) at December 31, 2007 of unrated equity investments in collateralized debt obligations. Loan to Value (LTV) is based on third party appraisals received by us when each loan is originated.

(4)
Includes $0 and $315 million of participations sold recorded on our balance sheet relating to participations that we sold to CT Large Loan, Inc. for the six months ended June 30, 2008 and the year ended December 31, 2007, respectively. We have included these originations in balance sheet originations and not in investment management originations in order to avoid double counting.

The table below shows our Interest Earning Assets at June 30, 2008 and December 31, 2007.  In any period, the ending balance of Interest Earning Assets will be impacted not only by new balance sheet originations, but also by repayments, advances, sales and losses, if any.

Interest Earning Assets
(in millions)	June 30, 2008			December 31, 2007
	Book Value	Yield(1)	LTV / Rating(2)	Book Value	Yield(1)	LTV / Rating(2)
CMBS	$862	6.91%	BB	$877	7.35%	BB+
Loans	2,127	5.69	66.5%	2,257	7.80	66.5%
Total / Weighted Average	$2,989	6.04%		$3,134	7.67%

(1)	Yield on floating rate Interest Earning Assets assumes LIBOR at June 30, 2008 and December 31, 2007, of 2.46% and 4.60%, respectively.
(2)
Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security and exclude $37.9 million face value ($37.3 million book value) of unrated equity investments in collateralized debt obligations. LTV is based on third party appraisals received by us when each loan is originated.

In some cases our loan originations are not fully funded at closing, creating an obligation for us to make future fundings, which we refer to as Unfunded Loan Commitments.  Typically, Unfunded Loan Commitments are part of construction and transitional loans.  At June 30, 2008, our ten Unfunded Loan Commitments were $99 million and, net of in place financing commitments from our lenders, our net Unfunded Loan Commitments were $22 million.

In addition to our investments in Interest Earning Assets, we have two equity investments in unconsolidated subsidiaries as of June 30, 2008. The first is an equity co-investment in a private equity fund that we manage, CT Mezzanine Partners III, Inc., or Fund III.  The second is an equity co-investment in a private equity fund, CT Opportunity Partners I, LP, or CTOPI, that we formed in 2007, which we also manage.

The table below details the carrying value of those investments, as well as their capitalized costs.

Equity Investments
(in thousands)	June 30,	December 31,
	2008	2007
Fund III	$983	$923
CTOPI	(46)	(60)
Capitalized costs/other	37	114
Total	$974	$977

Asset Management
We actively manage our balance sheet portfolio and the assets held by our investment management vehicles.  While our investments are primarily in the form of debt, which generally means that we have limited influence over the operations of the collateral securing our portfolios, we are aggressive in exercising the rights afforded to us as a lender.  These rights can include collateral level budget approvals, lease approvals, loan covenant enforcement, escrow/reserve management/collection, collateral release approvals and other rights that we may negotiate.  The table below details balance sheet Interest Earning Assets loss experience for the six months ended June 30, 2008 and the twelve months ended December 31, 2007, and the percentage of non-performing and/or impaired investments at June 30, 2008 and December 31, 2007.

Portfolio Performance
(in millions)	June 30, 2008	December 31, 2007
Interest Earning Assets	$2,989	$3,134
Losses
$ Value	$10	$0
Percentage	0.3%	0.0%
Non-performing/impaired loans
$ Value	$62 (1)	$10 (2)
Percentage	2.0%	0.3%

(1)
At June 30, 2008, includes one first mortgage loan with a principal balance of $12 million against   which we have no reserve and a $123 million mezzanine loan where we have $50 million of economic exposure and against which we have reserved $50 million in the second quarter.  Amounts shown above do not include $73 million of the mezzanine loan that we sold to a participant at origination in 2007.

(2)	At December 31, 2007, includes one second mortgage loan with a principal balance of $10 million against which we had reserved $4 million.

During the quarter, three loans experienced performance issues: (i) a $10 million second mortgage loan against which we had previously (during the fourth quarter of 2007) reserved $4 million, was deemed unrecoverable and we wrote off the entire $10 million (an additional $6 million charge).  Simultaneously, $6 million of financing on the asset was forgiven by our lender;  (ii) a $50 million mezzanine loan (recorded as a $123 million loan on our balance sheet with an offsetting $73 million participation sold) that had matured during the first quarter and was extended in order to allow for liquidation of the collateral was reserved against.  Management made the decision to record a $50 million reserve against the $123 million asset based upon conclusions reached subsequent to quarter end with respect to the probability of recovery on the loan; and (iii) a $12 million parri passu participation in a first mortgage did not make its contractual interest payment during the first quarter and we have commenced the foreclosure process on the collateral.  We have not recorded a reserve against this loan given our expectation for a full recovery of principal.  We did not accrue interest on any of these loans in the second quarter and reversed any pre-existing accrual on the $50 million mezzanine loan. Based upon our review of the remainder of the portfolio, we concluded that no additional reserves for possible credit losses were warranted on any of our other loans for the six months ended June 30, 2008.

 We actively manage our CMBS investments using a combination of quantitative tools and loan/property level analysis in order to monitor the performance of the securities and their collateral versus our original expectations.  Securities are analyzed on a monthly basis for delinquency, transfers to special servicing, and changes to the servicer’s watchlist population.  Realized loan losses are tracked on a monthly basis and compared to our original loss expectations.  On a periodic basis, individual loans of concern are also re-underwritten.  Updated collateral loss projections are then compared to our original loss expectations to determine how each investment is performing.  Based on our review of the portfolio, we concluded that no impairments were warranted in the six months ended June 30, 2008.  At quarter end, there were significant differences between the estimated fair value and the book value of some of our CMBS investments.  We believe these differences to be related to the disruption in the capital markets and the general negative bias toward structured financial products and not reflective of a change in cash flow expectations from these securities.

The ratings performance of our CMBS portfolio over the six months ended June 30, 2008 and the year ended December 31, 2007 is detailed below:

CMBS Rating Activity(1)
	Six months ended June 30, 2008	Year ended December 31, 2007
Upgrades	2	24
Downgrades	6	3

(1)	Represents activity from any of Fitch Ratings, Standard & Poor’s and/or Moody’s Investors Service.

Two trends in asset performance that we foresee in 2008 are (i) borrowers faced with maturities will have a more difficult time refinancing their properties in light of the volatility and lack of liquidity in the capital markets, and (ii) real estate fundamentals will deteriorate if the U.S. economy continues to slow.

Capitalization
Our balance sheet investment activities are capital intensive and the availability and cost of capital is a critical component of our business.  We capitalize our business with a combination of debt and equity.  Our debt sources, which we refer to as Interest Bearing Liabilities, currently include repurchase agreements, CDOs, a senior unsecured credit facility, and junior subordinated debentures (which we also refer to as trust preferred securities).  Our equity capital is currently comprised entirely of common equity.  The table below shows our capitalization mix as of June 30, 2008 and December 31, 2007:

Capital Structure(1)
(in millions)	June 30, 2008	December 31, 2007
Repurchase obligations	$801	$912
Collateralized debt obligations	1,170	1,192
Senior unsecured credit facility	100	75
Junior subordinated debentures	129	129
Total Interest Bearing Liabilities	$2,200	$2,308
All in cost of debt(2)	3.97%	5.66%

Shareholders’ Equity	$481	$408
Ratio of Interest Bearing Liabilities to Shareholders’ Equity	4.6:1	5.7:1

(1)	Excludes participations sold.
(2)	Floating rate liabilities assume LIBOR at June 30, 2008 and December 31, 2007, of 2.46% and 4.60%, respectively.

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

A summary of selected structural features of our debt as of June 30, 2008 and December 31, 2007 is detailed in the table below:

Interest Bearing Liabilities
	June 30, 2008	December 31, 2007
Weighted average maturity (1)	3.9 yrs.	4.1 yrs.
% Recourse	46.8%	48.1%
% Mark-to-market	36.4%	39.5%

(1)	Based upon balances as of June 30, 2008 and December 31, 2007.

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

Our CDOs are non-recourse, non-mark-to-market, index matched financings that generally carry a lower cost of debt and allow for higher levels of leverage than our other financing sources.  During the first six months of 2008, we did not issue any new CDOs for our balance sheet, however, we continued contributing assets to our previously issued reinvesting CDOs, which have reinvestment periods extending through July 2008 for CDO I and April 2010 for CDO II.  Our CDO liabilities as of June 30, 2008 and December 31, 2007 are described below:

Collateralized Debt Obligations
(in millions)			June 30,		December 31,
			2008		2007
	Issuance Date	Type	Book Value	All in Cost(1)	Book Value	All in Cost(1)
CDO I(2)	7/20/04	Reinvesting	$253	3.54%	$253	5.67%
CDO II (2)	3/15/05	Reinvesting	299	3.19	299	5.32
CDO III	8/04/05	Static	258	5.37	261	5.37
CDO IV(2)	3/15/06	Static	361	3.10	379	5.11
Total			$1,171	3.72%	$1,192	5.34%

(1)	Includes amortization of premiums and issuance costs.
(2)	Floating rate CDO liabilities assume LIBOR at June 30, 2008 and December 31, 2007, of 2.46% and 4.60%, respectively.

Repurchase obligation financings provide us with an important revolving component to our liability structure.  Our repurchase agreements provide stand alone financing for certain assets and interim, or warehouse, financing for assets that we plan to contribute to our CDOs.  At any point in time, the amounts and the cost of our repurchase borrowings are based upon the assets being financed – higher risk assets will attract lower levels of leverage at higher costs and vice versa.  The table below summarizes our repurchase agreement liabilities as of June 30, 2008 and December 31, 2007:

Repurchase Agreements
($ in millions)	June 30, 2008	December 31, 2007
Repurchase facility amounts	$1,525	$1,600
Counterparties	4	5
Outstanding repurchase borrowings	$801	$912
All in cost	L + 1.28%	L + 1.20%

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

At June 30, 2008, we were party to six master repurchase agreements with four counterparties with total facility amounts of $1.5 billion. At June 30, 2008, we borrowed $762.0 million under these agreements.  We were also a party to asset specific repurchase obligations and a secured loan agreement.  At June 30, 2008, these asset specific borrowings totaled $38.8 million.  Our total borrowings at June 30, 2008 under master repurchase agreements and asset specific arrangements were $800.7 million, and we had the ability to borrow an additional $122.5 million without pledging additional collateral.  Loans and CMBS with a carrying value of $1.3 billion are pledged as collateral for our repurchase agreements.

On July 24, 2008, we extended the availability period under our $250 million master repurchase agreement with Citigroup to July 28, 2009.  As part of the extension agreement, the repurchase dates for certain outstanding borrowings were extended to July 29, 2010 with the remainder retaining their October 11, 2011 final maturities.

On July 25, 2008, we extended the purchase period of our $300 million master repurchase agreement with Morgan Stanley to July 29, 2009.  We also terminated an un-utilized $50 million master repurchase facility with Morgan Stanley which was originally designed to warehouse finance CDO eligible assets.

In March 2007, we closed a $50.0 million senior unsecured revolving credit facility with WestLB AG, which we amended in June 2007, increasing the size to $100 million and adding new lenders to the syndicate.  In March 2008, we exercised our term-out option under the agreement, extending the maturity date of the $100 million principal balance outstanding to March 2009 as a non-revolving term loan.  The loan bears interest at a cost of LIBOR plus 1.75% (LIBOR plus 2.03% on an all in basis).

The most subordinated components of our debt capital structure are junior subordinated debentures that back trust preferred securities issued to third parties.  These securities represent long-term, subordinated, unsecured financing and generally carry limited operational covenants.  At June 30, 2008, we had issued $129 million of junior subordinated debentures that back $125 million of trust preferred securities sold to third parties in two separate issuances. On a combined basis, the junior subordinated debentures provide us with financing at a cash cost of 7.20% and an all-in effective rate of 7.30%.

Our capital raising activities included the issuance of common stock in the first quarter of 2008. On March 28, 2008, we issued 4,000,000 shares of class A common stock in a public offering underwritten by Morgan Stanley & Co. Inc. Gross proceeds were $28.75 per share and total net proceeds were $113 million. Changes in the number of shares also resulted from option exercises, restricted stock grants and vesting, stock unit grants, and the issuance of shares under our dividend reinvestment plan and direct stock purchase plan.

Shareholders’ Equity
	June 30, 2008	December 31, 2007
Book value (in millions)	$481	$408
Shares
Class A common stock	21,721,929	17,165,528
Restricted stock	385,003	423,931
Stock units	135,964	94,587
Options(1)	31,318	84,743
Total	22,274,214	17,768,789
Book value per share	$21.58	$22.97

(1)	Dilutive shares issuable upon the exercise of outstanding options assuming a June 30, 2008 and December 31, 2007 stock price, respectively, and the treasury stock method.

At June 30, 2008, we had 22,106,932 of our class A common stock and restricted stock outstanding.

Other Balance Sheet Items
Participations sold represent participations in loans that we originated and sold to CT Large Loan 2006, Inc. and third parties. We present these sold interests as both assets and liabilities (in equal amounts) in conformity with GAAP on the basis that these arrangements do not qualify as sales under FAS 140. At June 30, 2008, we had seven such participations sold with a total book balance of $410 million at a weighted average yield of LIBOR plus 3.35% (5.81% at June 30, 2008). The income earned on the loans is recorded as interest income and an identical amount is recorded as interest expense on the consolidated statements of income.

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

The table below details our interest rate exposure as of June 30, 2008 and December 31, 2007:

Interest Rate Exposure
(in millions)	June 30, 2008		December 31, 2007
Value Exposure to Interest Rates(1)
Fixed rate assets	$895		$948
Fixed rate liabilities	(400)		(403)
Interest rate swaps	(507)		(513)
Net fixed rate exposure	$(12)		$32
Weighted average maturity (assets)	7.4	yrs	7.4	yrs
Weighted average coupon (assets)	6.84%		7.10%

Cash Flow Exposure to Interest Rates(1)
Floating rate assets	$2,127		$2,235
Floating rate debt less cash	(2,099)		(2,280)
Interest rate swaps	507		513
Net floating rate exposure	$535		$468

Net income impact from 100 bps change in LIBOR	$5.3		$4.7

(1)	All values are in terms of face or notional amounts.

Investment Management Overview
In addition to our balance sheet investment activities, we act as an investment manager for third parties.  The purpose of our investment management business is to leverage our platform, generating fee revenue from investing third party capital and, in certain instances, co-investment income.  Our third party investment management mandates are designed to be complementary to our balance sheet programs and are built around opportunities that we do not pursue directly on balance sheet due to their scale/concentration, risk/return profile and/or regulatory constraints.  In some instances, we co-invest in our investment management vehicles (as described below).  Our active investment management mandates are described below:

•
CTOPI is a multi-investor private equity fund designed to invest in commercial real estate debt and equity investments, specifically taking advantage of the current dislocation in the commercial real estate capital markets.  Total equity commitments as of June 30, 2008 were $515 million (all immediately available).  On July 14, 2008, CTOPI held its final closing with $540 million of equity commitments.  We have committed to invest $25 million in the vehicle and entities controlled by our chairman have committed to invest $20 million.  The fund’s investment period expires in December 2010, and we earn base management fees as the investment manager to CTOPI (1.59% of available equity commitments during the investment period and of invested capital thereafter).  In addition, we earn gross incentive management fees of 20% of profits after a 9% preferred return and a 100% return of capital.

•
CT High Grade Partners II, LLC held its initial closing in June 2008 with $667 million of commitments from two institutional investors.  The fund targets senior debt opportunities in the commercial real estate debt space and does not employ leverage.  We earn a 0.40% management fee on invested capital.

•
CT High Grade closed in November 2006, with a single, related party investor committing $250 million. This separate account targets low risk subordinate debt investments and does not utilize leverage and we earn management fees of 0.25% per annum of invested assets.  In July 2007, we upsized the account by $100 million to $350 million and extended the investment period to July 2008.

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

•
Fund III is a co-sponsored vehicle with a joint venture partner that closed in August of 2003, invested from 2003 to 2005 and is currently liquidating in the ordinary course.  We have a co-investment in the fund, earn 100% of base management fees and we split incentive management fees with our partner – our partner receives 37.5% of Fund III incentive management fees.

At June 30, 2008, we managed five private equity funds and one separate account through our wholly-owned, taxable, investment management subsidiary, CT Investment Management Co., LLC, or CTIMCO.

Investment Management Mandates
					Incentive Management Fee
	Type	Total Equity Commitments ($ in millions)	Co-Investment%	Base Management Fee	Company %	Employee %

Investing:
CTOPI	Fund	$515	(1)	1.59% (Equity)	100%(2)(3)	0%(3)
CT High Grade II	Fund	667	0%	0.40% (Assets)	N/A	N/A
CT High Grade	Sep. Acct.	350	0%	0.25% (Assets)	N/A	N/A

Liquidating:
CT Large Loan	Fund	325	(4)	0.75% (Assets) (5)	N/A	N/A
CTX Fund	Fund	10(6)	(4)	(7)	100%(7)	0%(7)
Fund III	Fund	425	4.71%	1.42% (Equity)	57%(8)	43%(9)

(1)	We have committed to invest $25 million in CTOPI and, with the final closing held July 14, 2008, our investment represents 4.6% of total committed equity capital.
(2)	CTIMCO earns gross incentive management fees of 20% of profits after a 9% preferred return on capital and a 100% return of capital subject to a catch-up.
(3)	We have not allocated any of the CTOPI incentive management fee to employees as of June 30, 2008.
(4)	We co-invest on a pari passu, asset by asset basis with CT Large Loan and CTX Fund.
(5)	Capped at 1.5% of equity.
(6)	In 2008, we reduced the total capital commitment in the CTX Fund to $10 million.
(7)
CTIMCO serves as collateral manager of the CDOs in which the CTX Fund invests and CTIMCO earns base and incentive management fees as CDO collateral manager. At June 30, 2008 we manage one such $500 million CDO and earn base management fees of 0.15% of assets and have the potential to earn incentive management fees.

(8)	CTIMCO earns gross incentive management fees of 20% of profits after a 10% preferred return on capital and a 100% return of capital, subject to a catch up.
(9)	Portions of the Fund III incentive management fees received by us have been allocated to our employees as long term performance awards.

The table below describes the status of our investment management vehicles as of June 30, 2008 and December 31, 2007.

Investment Management Snapshot
(in millions)	June 30, 2008	December 31, 2007

CTOPI
Assets	$217	$69
Equity commitments(1)	$515	$314
Incentive fees collected	$—	$—
Incentive fees projected(2)	$—	$—
Status(3)	Investing	Investing

CT High Grade II
Assets	$40	$—
Equity commitments	$667	$—
Status	Investing	N/A

CT High Grade
Assets	$305	$305
Equity	$305	$305
Status(3)	Investing	Investing

CT Large Loan
Assets	$325	$323
Equity	$129	$130
Status(4)	Liquidating	Investing

CTX Fund
Assets(5)	$500	$500
Equity	$8	$7
Status(4)	Liquidating	Investing

Fund III
Assets	$49	$47
Equity	$16	$15
Incentive fees collected(6)	$5.6	$5.6
Incentive fees projected(2)	$2.8	$2.6
Status(4)	Liquidating	Liquidating

(1)
Assumes all equity commitments are available.  At June 30, 2008, all of these commitments were immediately available.  On July 14, 2008, CTOPI held its final closing with $540 million of committed equity.

(2)	Assumes assets were sold and liabilities were settled on July 1, 2008 and January 1, 2008, respectively, at the recorded book value, and the fund’s equity and income was distributed for the respective period ends.
(3)	CTOPI, CT High Grade II, and CT High Grade investment periods expire in December 2010, June 2009 and July 2008, respectively.
(4)	Fund III’s investment period ended in June 2005. The CTX Fund’s investment period ended February 2008. CT Large Loan’s investment period expired May 2008.
(5)	Represents the total notional cash exposure to CTX CDO I collateral.
(6)
CTIMCO received $5.6 million of incentive fees from Fund III in 2007 of which $372,000 may have to be returned under certain circumstances. Accordingly, we only recorded $5.2 million as revenue for the year ended December 31, 2007.

We expect to continue to grow our investment management business, sponsoring additional investment management vehicles consistent with the strategy of developing mandates that are complementary to our balance sheet activities.

Comparison of Results of Operations: Three Months Ended June 30, 2008 vs. June 30, 2007
(in thousands, except per share data)
	2008	2007	$ Change	% Change
Income from loans and other investments:
Interest and related income	$49,030	$68,797	$(19,767)	(28.7%)
Interest and related expenses	32,799	40,192	(7,393)	(18.4%)
Income from loans and other investments, net	16,231	28,605	(12,374)	(43.3%)

Other revenues:
Management fees	4,154	582	3,572	613.7%
Incentive management fees	—	—	—	N/A
Servicing fees	44	45	(1)	(2.2%)
Other	638	272	366	134.6%
Total other revenues	4,836	899	3,937	437.9%

Other expenses:
General and administrative	6,208	7,832	(1,624)	(20.7%)
Depreciation and amortization	22	60	(38)	(63.3%)
Total other expenses	6,230	7,892	(1,662)	(21.1%)

Gain on extinguishment of debt	6,000	—	6,000	N/A
(Provision for)/recovery of losses on loan impairment	(56,000)	4,000	(60,000)	(1,500.0%)
Gain on sale of investments	374	—	374	N/A
Income/(loss) from equity investments	69	(230)	299	(130.0%)
(Benefit) provision for income taxes	98	—	98	N/A
Net income	$(34,818)	$25,382	$(60,200)	(237.2%)

Net income per share - diluted	$(1.59)	$1.43	$(3.02)	(211.1%)

Dividend per share	$0.80	$0.80	$0.00	0.0%

Average LIBOR	2.59%	5.32%	(2.73%)	(51.3%)

Income from loans and other investments

A decline in Interest Earning Assets ($100 million or 4% from June 30, 2007 to June 30, 2008), a 51% decrease in average LIBOR, a write off of $776,000 of accrued interest receivable in the second quarter of 2008, and a $4.3 million interest payment in the second quarter of 2007 from the successful resolution of a non performing loan, contributed to an $19.8 million (29%) decrease in interest income between the second quarter of 2007 and the second quarter of 2008. Lower LIBOR and lower levels of leverage resulted in a $7.4 million, or 18%, decrease in interest expense for the period. On a net basis, net interest income decreased by $12.4 million, or 43%.

Management fees

Base management fees from our investment management business increased $3.6 million (614%) during the second quarter of 2008 compared with the second quarter of 2007. The increase was attributed primarily to $3.1 million of new fee revenue earned from CTOPI.

Incentive management fees

We did not receive any incentive management fees during the second quarter of 2008 or 2007.

Servicing fees

Servicing fees remained flat from the second quarter of 2007 to 2008.

Other revenue

Other revenue increased by $366,000, or 135%, from the second quarter of 2007 to the second quarter of 2008 primarily from investing our higher levels of cash in interest bearing accounts.

General and administrative expenses

General and administrative expenses include compensation and benefits for employees, operating expenses and professional fees. Total general and administrative expenses decreased 21% between the second quarter of 2007 and the second quarter of 2008. The decrease was a result of lower levels of employment costs.

Depreciation and amortization

Depreciation and amortization decreased by $38,000 or 63% between the second quarter of 2007 and the second quarter of 2008 due primarily to the capitalized costs associated with Fund III being fully amortized during the first quarter of 2008.

Gain on extinguishment of debt

$6.0 million of debt forgiveness by a creditor was recorded as a gain on extinguishment of debt. We recorded no such gains for the three months ended June 30, 2007.

(Provision for) recovery of losses

During the second quarter of 2008, we recorded a $50.0 million provision for loss against a loan that we classified as non performing.

During the second quarter of 2008, we also recorded an additional $6.0 million charge on a loan that was classified as non performing at March 31, 2008. The loan was subsequently written off during the second quarter and the $6.0 million liability collateralized by the loan was forgiven by the creditor as described above. The $4.0 million recovery recorded in the second quarter of 2007 related to the successful resolution of a non performing loan.

Gain on sale of investments

At December 31, 2007, we had one CMBS investment that we designated and accounted for on an available-for-sale basis with a face value of $7.7 million. During the second quarter of 2008, the security was sold for a gain of $374,000.

Income/(loss) from equity investments

The income from equity investments in the second quarter of 2008 resulted primarily from our share of operating income at Fund III and CTOPI. The loss from equity investments in the second quarter of 2007 resulted primarily from our portion of operating losses of $325,000 at Bracor offset by $106,000 of income from Fund III. We sold our investment in Bracor during the fourth quarter of 2007.

Income taxes

We did not pay any taxes at the REIT level in either the second quarter of 2007 or 2008. However, CTIMCO, our investment management subsidiary, is a taxable REIT subsidiary and subject to taxes on its earnings. In the second quarter of 2008, CTIMCO recorded operating income before income taxes of $1.1 million, which when combined with GAAP to tax differences and changes in valuation allowances resulted in a provision for income taxes of $98,000. In the second quarter of 2007, CTIMCO recorded an operating loss before income taxes of $1.5 million, resulting in an income tax benefit which was fully reserved.

Net income

Net income decreased by $60.2 million from the second quarter of 2007 to the second quarter of 2008. The decrease in net income was primarily attributed to a $60 million increase in provision for losses and a $12.4 million decrease in net interest income, partially offset by a $3.6 million increase in management fees and a $6.0 million gain on the forgiveness of debt. On a diluted per share basis, net (loss) income was ($1.59) and $1.43 in the second quarter of 2008 and 2007, respectively.

Dividends

Our dividend for the second quarter of 2008 was $0.80 per share, unchanged from the second quarter of 2007.

Comparison of Results of Operations: Six Months Ended June 30, 2008 vs. June 30, 2007
(in thousands, except per share data)
	2008	2007	$ Change	% Change
Income from loans and other investments:
Interest and related income	$105,585	$126,247	$(20,662)	(16.4%)
Interest and related expenses	70,743	76,293	(5,550)	(7.3%)
Income from loans and other investments, net	34,842	49,954	(15,112)	(30.3%)

Other revenues:
Management fees	6,350	1,331	5,019	377.1%
Incentive management fees	—	962	(962)	(100.0%)
Servicing fees	222	112	110	98.2%
Other	825	582	243	41.8%
Total other revenues	7,397	2,987	4,410	147.6%

Other expenses:
General and administrative	13,108	14,644	(1,536)	(10.5%)
Depreciation and amortization	127	1,388	(1,261)	(90.9%)
Total other expenses	13,235	16,032	(2,797)	(17.4%)

Gain on extinguishment of debt	6,000	—	6,000	N/A
(Provision for)/recovery of losses on loan impairment	(56,000)	4,000	(60,000)	(1,500.0%)
Gain on sale of investments	374	—	374	N/A
Income/(loss) from equity investments	76	(933)	1,009	(108.1%)
(Benefit) provision for income taxes	(501)	(254)	(247)	97.2%
Net income	$(20,045)	$40,230	$(60,275)	(149.8%)

Net income per share - diluted	$(1.01)	$2.27	$(3.28)	(144.3%)

Dividend per share	$1.60	$1.60	$0.00	0.0%

Average LIBOR	2.95%	5.32%	(2.37%)	(44.5%)

Income from loans and other investments

Inter period changes in Interest Earning Assets, a 45% decrease in average LIBOR, a write off of $776,000 of accrued interest receivable in the second quarter of 2008, and a $4.3 million interest payment in the second quarter of 2007 from the successful resolution of a non performing loan, contributed to a $20.7 million (16%) decrease in interest income between the first six months of 2007 and the first six months of 2008. Lower LIBOR and lower levels of leverage resulted in a $5.6 million, or 7%, decrease in interest expense for the period. On a net basis, net interest income decreased by $15.1 million, or 30%.

Management fees

Base management fees from our investment management business increased $5.0 million (377%) during the first six months of 2008 compared with the first six months of 2007. The increase was attributed primarily to $4.3 million of new fee revenue earned from CTOPI.

Incentive management fees

Incentive management fees from the investment management business decreased by $962,000 as no incentive fee income was recorded in the first six months of 2008 and $962,000 of incentive management fees from CT Mezzanine Partners II LP, or Fund II, were recognized in the first six months of 2007.

Servicing fees

Servicing fee income during the first six months of 2008 was $222,000 compared with $112,000 in the first six months of 2007. The 98% increase in servicing fee revenue was a result of recognizing revenue relating to the servicing contracts acquired as part of our purchase of the healthcare origination platform in June 2007.

Other revenue

Other revenue increased by $243,000, or 42%, from the second quarter of 2007 to the second quarter of 2008 primarily from investing our higher levels of cash in interest bearing accounts.

General and administrative expenses

General and administrative expenses include compensation and benefits for employees, operating expenses and professional fees. Total general and administrative expenses decreased 11% between the first six months of 2007 and the first six months of 2008. The decrease was a result of lower levels of base employment costs.

Depreciation and amortization

Depreciation and amortization decreased by $1.3 million or 91% between the first six months of 2007 and the first six months of 2008 due primarily to the write off of $1.3 million of capitalized costs related to the liquidation of Fund II in the first quarter of 2007.

Gain on extinguishment of debt

$6.0 million of debt forgiveness by a creditor was recorded as a gain on extinguishment of debt. We recorded no such gains for the six months ended June 30, 2007. We recorded no such gains for the six months ended June 30, 2007.

(Provision for) recovery of losses

During the second quarter of 2008, we recorded a $50.0 million provision for loss against a loan that we classified as non performing.

During the second quarter of 2008, we also recorded an additional $6.0 million charge on one loan that was classified as non performing at March 31, 2008. The loan was subsequently written off during the second quarter and the $6.0 million liability collateralized by the loan was forgiven by the creditor. The $4.0 million recovery recorded in the second quarter of 2007 related to the successful resolution of a non performing loan.

Gain on sale of investments

At December 31, 2007, we had one CMBS investment that we designated and account for on an available-for-sale basis with a face value of $7.7 million. The security earned interest at a weighted average coupon of 8.34% at December 31, 2007. During the second quarter of 2008 the security was sold for a gain of $374,000.

Income/(loss) from equity investments

The income from equity investments in the first six months of 2008 resulted primarily from our share of operating income at Fund III and CTOPI. The loss from equity investments in the first six months of 2007 resulted primarily from the amortization of $384,000 of capitalized costs passed through to us from the general partner of Fund II, our portion of operating losses at Fund II (as it paid incentive management fees during the period) and our portion of operating losses of $484,000 at Bracor. We sold our investment in Bracor during the fourth quarter of 2007.

Income taxes

We did not pay any taxes at the REIT level in either the first six months of 2007 or 2008. However, CTIMCO, our investment management subsidiary, is a taxable REIT subsidiary and subject to taxes on its earnings. In the six months ended June 30, 2008, CTIMCO recorded operating income before income taxes of $398,000, which when combined with GAAP to tax differences and changes in valuation allowances resulted in an income tax benefit of $501,000. In the six months ended June 30, 2007, CTIMCO recorded an operating loss before income taxes of $3.0 million, resulting in an income tax benefit which was fully reserved.

Net income

Net income decreased by $60.3 million from the six months ended June 30, 2007 to the six months ended June 30, 2008. The decrease in net income was primarily attributed to a $60 million increase in provision for losses and a $15.1 million decrease in net interest income, partially offset by a $5.0 million increase in management fees and a $6.0 million gain on the forgiveness of debt. On a diluted per share basis, net (loss) income was ($1.01) and $2.27 in the six months ended June 30, 2008 and 2007, respectively.

Dividends

Our dividends declared for the six months ended June 30, 2008 were $1.60 per share, unchanged from the six months ended June 30, 2007.

Liquidity and Capital Resources

We expect to use a significant amount of our available capital resources to invest in new and existing loans and investments for our balance sheet.  We intend to continue to employ leverage on our balance sheet to enhance our return on equity. At June 30, 2008, our net liquidity was as follows:

Net Liquidity
(in millions)	June 30, 2008
Available cash	$110
Available borrowings	123
Total immediate liquidity	233
Net unfunded commitments(1)	(47)
Net liquidity	$186

(1)
Represents gross unfunded commitments of $99 million less respective in place financing commitments from our lenders of $77 million and our commitments ($25 million) to our active investment management funds.

At June 30, 2008, we had total immediate liquidity of $233 million comprised of $95 million in cash, $15 million in restricted cash and $123 million of immediately available liquidity from our repurchase agreements. Our primary sources of liquidity during the next 12 months are expected to be cash on hand, cash generated from operations, principal and interest payments received on loans and investments, additional borrowings under our repurchase agreements, stock offerings, proceeds from our direct stock purchase plan and dividend reinvestment plan, and other capital raising activities. We believe these sources of capital will be adequate to meet both short term and medium term cash requirements.

Cash Flows

We experienced a net increase in cash of $69 million for the six months ended June 30, 2008, compared to a net decrease of $1.7 million for the six months ended June 30, 2007.

Cash provided by operating activities during the six months ended June 30, 2008 was $27 million, compared to cash provided by operating activities of $48 million during the same period of 2007. The change was primarily due to a decrease in net income of $60 million and a decrease in accounts payable and accrued expenses of $8 million.

For the six months ended June 30, 2008, cash provided by investing activities was $84 million, compared to $648 million used in investing activities during the same period in 2007. The change was primarily due to a decrease in originations of $1 billion during the six months ended June 30, 2008 compared to the six months ended June 30, 2007, and a decrease in principal repayments of $285 million for the same periods.

For the six months ended June 30, 2008, cash used by financing activities was $42 million, compared to $598 million provided by financing activities during the same period in 2007. The change was primarily due to proceeds from repurchase obligations and the issuance of junior subordinated debentures and activity on other debt in the six months ended June 30, 2007.

Capitalization

Our authorized capital stock consists of 100,000,000 shares of $.01 par value class A common stock, of which 22,106,932 shares were issued and outstanding at June 30, 2008 and 100,000,000 shares of preferred stock, none of which were outstanding at June 30, 2008.

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

On April 15, 2008, we issued 28,426 shares of class A common stock under our dividend reinvestment plan. Net proceeds totaled approximately $799,000.

In June 2008, we issued 401,577 shares of class A common stock under our direct stock purchase plan. Net proceeds totaled approximately $10.5 million.

On June 16, 2008, we declared a dividend of $0.80 per share of class A common stock applicable to the three-month period ended June 30, 2008, which was paid on July 16, 2008 to shareholders of record on June 30, 2008.

Repurchase Obligations

At June 30, 2008, we were party to six master repurchase agreements with four counterparties with total facility amounts of $1.5 billion. At June 30, 2008, we borrowed $762 million under these agreements. We were also a party to asset specific repurchase obligations and a secured loan agreement. At June 30, 2008, these asset specific borrowings totaled $39 million. Our total borrowings at June 30, 2008 under master repurchase agreements and asset specific arrangements were $801 million, and we had the ability to borrow an additional $123 million without pledging additional collateral. Loans and CMBS with a carrying value of $1.3 billion are pledged as collateral for our repurchase agreements.

The terms of these agreements are described in Note 7 of the consolidated financial statements and in the capitalization discussion above in this Item 2.

Collateralized Debt Obligations

At June 30, 2008, we had CDOs outstanding from four separate issuances with a total face value of $1.2 billion. Our CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet representing the amortized sales price of the securities we sold to third parties. In total, our two reinvesting CDOs provide us with $551.7 million of debt financing at a cash cost of LIBOR plus 0.55% (3.01% at June 30, 2008) and an all-in effective interest rate (including the amortization of issuance costs) of LIBOR plus 0.89% (3.35% at June 30, 2008). Our two static CDOs provide us with $618.9 million of financing with a cash cost of 3.92% and an all-in effective interest rate of 4.05% at June 30, 2008. On a combined basis, our CDOs provide us with $1.2 billion of non-recourse, non-mark-to-market, index matched financing at a weighted average cash cost of 0.53% over the applicable indices (3.49% at June 30, 2008) and a weighted average all in cost of 0.75% over the applicable indices (3.72% at June 30, 2008).Additional liquidity will be generated when assets that are currently pledged under repurchase obligations are contributed to our reinvesting CDOs as the difference between the repurchase price under our repurchase agreements is generally less than the leverage available to us in our CDOs. At June 30, 2008, we had additional liquidity of $15 million in our CDOs in the form of restricted cash.

Senior Unsecured Credit Facility

In March 2007, we closed a $50.0 million senior unsecured revolving credit facility with WestLB AG, which we amended in June 2007, increasing the size to $100.0 million and adding new lenders to the syndicate. In March 2008, we exercised our term-out option under the agreement, extending the maturity date of the $100 million principal balance outstanding to March 2009 as a non revolving term loan. The loan bears interest at a cost of LIBOR plus 1.75% (LIBOR plus 2.03% on an all in basis).

Junior Subordinated Debentures

At June 30, 2008, we had a total of $129 million of junior subordinated debentures outstanding (securing $125 million of trust preferred securities sold to third parties). Junior subordinated debentures are comprised of two issuances of debentures, $77 million of debentures (securing $75 million of trust preferred securities) issued in March 2007 and $52 million of debentures (securing $50 million of trust preferred securities) issued in 2006. On a combined basis the securities provide us with $125 million of financing at a cash cost of 7.20% and an all-in effective rate of 7.30%.

The following table sets forth information about certain of our contractual obligations as of June 30, 2008:

Contractual Obligations
(in millions)
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations
Repurchase obligations	$801	$662	$91	$48	$—
Collateralized debt obligations	1,169	—	—	—	1,169
Participations sold	410	73	—	337	—
Senior unsecured credit facility	100	100	—	—	—
Junior subordinated debentures	129	—	—	—	129

Total long-term debt obligations	2,609	835	91	385	1,298

Unfunded commitments
Loans	99	1	32	66	—
Equity investments	25	—	25	—	—

Total unfunded commitments	124	1	57	66	—

Operating lease obligations	15	1	3	3	8

Total	$2,748	$837	$151	$454	$1,306

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Impact of Inflation

Our operating results depend in part on the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities.  Changes in the general level of interest rates prevailing in the economy in response to changes in the rate of inflation or otherwise can affect our income by affecting the absolute yield on our assets, as well as potentially impacting the spread between our interest-earning assets and interest-bearing liabilities, as well as, among other things, the value of our interest-earning assets and the average life of our interest-earning assets.  Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control.  We employ a hedging strategy to limit the effects of changes in interest rates on our operations, including engaging in interest rate swaps in order to better match the cost of our liabilities with the yield of our assets.  There can be no assurance that we will be able to adequately protect against the foregoing risks or that we will ultimately realize an economic benefit from any hedging contract into which we enter.

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

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
The principal objective of our asset/liability management activities is to maximize net interest income, while managing levels of interest rate risk.  Net interest income and interest expense are subject to the risk of interest rate fluctuations.  In certain instances, to mitigate the impact of fluctuations in interest rates, we use interest rate swaps to effectively convert variable rate liabilities to fixed rate liabilities for proper matching with fixed rate assets.  The swap agreements are generally held-to-maturity, and we do not use interest rate derivative financial instruments for trading purposes.  The differential to be paid or received on these agreements is recognized as an adjustment to the interest expense related to debt and is recognized on the accrual basis.

As of June 30, 2008, a 100 basis point change in LIBOR would impact our net income by approximately $5.3 million.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates and credit spreads at June 30, 2008.  For financial assets and debt obligations, the table presents cash flows (in the cases of CMBS and Loans) to the expected maturity and weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates.  Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.  Weighted average variable rates are based on rates in effect as of the reporting date.

	Expected Maturity Dates
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(dollars in thousands)
Assets:

CMBS
Fixed Rate	$43,679	$5,842	$12,902	$71,035	$192,556	$395,930	$721,944	$621,299
Avg Int Rate	6.36%	7.61%	7.23%	7.62%	7.16%	6.28%	6.68%
Variable Rate	$3,116	$41,090	$83,164	$1,975	$5,840	$39,689	$174,874	$127,910
Avg Int Rate	3.62%	4.66%	5.80%	4.46%	6.01%	8.37%	6.07%

Loans
Fixed Rate	$875	$1,842	$1,997	$40,989	$2,124	$122,853	$170,680	$177,241
Avg Int Rate	8.26%	8.27%	8.23%	8.47%	7.76%	7.16%	7.51%
Variable Rate	$22,966	$105,605	$168,837	$824,084	$829,182	$13,000	$1,963,674	$1,888,115
Avg Int Rate	6.58%	6.26%	5.35%	5.18%	5.56%	4.42%	5.42%

Interest rate swaps
Notional Amounts	$23,225	$48,733	$13,383	$46,400	$81,887	$293,489	$507,117	$(16,921)
Avg Fixed Pay Rate	5.08%	4.77%	5.06%	4.65%	4.98%	5.01%	4.95%
Avg Variable Receive Rate	2.46%	2.46%	2.46%	2.46%	2.46%	2.46%	2.46%

Liabilities:

Repurchase obligations
Variable Rate	$559,209	$153,171	$40,448	$29,900	—	$18,014	$800,742	$800,742
Avg Int Rate	3.38%	3.66%	3.74%	3.74%	—	3.96%	3.48%

CDOs
Fixed Rate	$3,361	$3,042	$5,484	$41,593	$68,965	$148,272	$270,717	$213,575
Avg Int Rate	5.40%	6.22%	5.19%	5.10%	5.16%	5.42%	5.31%
Variable Rate	$19,281	$268,532	$49,443	$155,101	$196,410	$209,395	$898,162	$682,059
Avg Int Rate	2.82%	2.91%	3.63%	2.76%	2.84%	3.07%	2.94%

Senior unsecured credit facility
Fixed Rate	—	$100,000	—	—	—	—	$100,000	$95,972
Avg Int Rate	—	4.21%	—	—	—	—	4.21%

Junior subordinated debt
Fixed Rate	—	—	—	—	—	$128,875	$128,875	$83,092
Avg Int Rate	—	—	—	—	—	7.20%	7.20%

Participations sold
Variable Rate	—	$73,364	—	$91,465	$245,155	—	$409,984	$370,879
Avg Int Rate	—	6.21%	—	4.33%	6.29%	—	5.84%

ITEM 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of the end of the period covered by this quarterly report was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

At the 2008 annual meeting of our shareholders held on June 5, 2008, shareholders considered and voted upon:

1. A proposal to elect nine directors (identified in the table below) to serve until the next annual meeting of shareholders and until such directors’ successors are duly elected and qualify (“Proposal 1”); and

2. A proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2008 (“Proposal 2”).

The following table sets forth the number of votes in favor, the number of votes opposed, the number of abstentions (or votes withheld in the case of the election of directors) and broker non-votes with respect to each of the foregoing proposals.

Proposal	Votes in Favor	Votes Opposed	Abstentions (Withheld)	Broker Non-Votes
Proposal 1
Samuel Zell	16,535,964	–	136,911	–
Thomas E. Dobrowski	16,561,784	–	111,091	–
Martin L. Edelman	16,414,257	–	258,618	–
Craig M. Hatkoff	16,553,574	–	119,301	–
Edward S. Hyman	16,560,172	–	112,703	–
John R. Klopp	16,560,512	–	112,363	–
Henry N. Nassau	16,561,909	–	110,966	–
Joshua A. Polan	16,548,886	–	123,989	–
Lynne B. Sagalyn	16,605,600	–	67,275	–

Proposal 2	16,597,114	20,899	54,862

ITEM 5:	Other Information
None.

ITEM 6:	Exhibits

•	10.1	Amendment No. 2, dated as of June 30, 2008, to Amended and Restated Master Repurchase Agreement, by and among Capital Trust, Inc., CT BSI Funding Corp. and Bear, Stearns International Limited.
•	10.2	Amendment No. 2, dated as of June 30, 2008, to Amended and Restated Master Repurchase Agreement, by and among Capital Trust, Inc., CT BSI Funding Corp. and Bear, Stearns Funding, Inc.
•	31.1	Certification of John R. Klopp, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
•	31.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
•	32.1	Certification of John R. Klopp, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
•	32.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
•	99.1	Updated Risk Factors from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 4, 2008 with the Securities and Exchange Commission.

	•	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL TRUST, INC.

July 29, 2008	/s/ John R. Klopp
Date	John R. Klopp
Chief Executive Officer

July 29, 2008	/s/ Geoffrey G. Jervis
Date	Geoffrey G. Jervis
Chief Financial Officer