Form 10-Q
period 2008-09-30
CAPITAL TRUST INC
filed 2008-10-28
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of outstanding shares of the registrant's class A common stock, par value $0.01 per share, as of October 28, 2008 was 22,095,499.

Capital Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2008 and December 31, 2007
(in thousands, except per share data)

	September 30,	December 31,
Assets	2008	2007
	(unaudited)	(audited)

Cash and cash equivalents	$115,240	$25,829
Restricted cash	18,231	5,696
Commercial mortgage backed securities	851,371	876,864
Loans receivable, net	2,044,408	2,257,563
Equity investment in unconsolidated subsidiaries	3,822	977
Deposits and other receivables	790	3,927
Accrued interest receivable	12,065	15,091
Interest rate hedge assets	13	—
Deferred income taxes	4,160	3,659
Prepaid and other assets	17,619	21,876
Total assets	$3,067,719	$3,211,482

Liabilities & Shareholders' Equity

Liabilities:
Accounts payable and accrued expenses	$26,783	$65,682
Repurchase obligations and secured debt	816,208	911,857
Collateralized debt obligations	1,158,787	1,192,299
Senior unsecured credit facility	100,000	75,000
Junior subordinated debentures	128,875	128,875
Participations sold	337,015	408,351
Interest rate hedge liabilities	19,932	18,686
Deferred origination fees and other revenue	1,639	2,495
Total liabilities	2,589,239	2,803,245

Shareholders' equity:
Class A common stock $0.01 par value 100,000 shares authorized, 21,730 and 17,166 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively ("class A common stock")	217	172
Restricted class A common stock $0.01 par value, 360 and 424 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively ("restricted class A common stock" and together with class A common stock, "common stock")	4	4
Additional paid-in capital	554,454	426,113
Accumulated other comprehensive loss	(12,152)	(8,684)
Accumulated deficit	(64,043)	(9,368)
Total shareholders' equity	478,480	408,237

Total liabilities and shareholders' equity	$3,067,719	$3,211,482

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2008 and 2007
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Income from loans and other investments:
Interest and related income	$44,141	$64,712	$149,725	$190,959
Less: Interest and related expenses	28,175	43,716	98,918	120,008
Income from loans and other investments, net	15,966	20,996	50,807	70,951

Other revenues:
Management fees	3,477	1,115	9,827	2,446
Incentive management fees	—	—	—	962
Servicing fees	116	173	337	285
Other interest income	483	173	1,307	754
Total other revenues	4,076	1,461	11,471	4,447

Other expenses:
General and administrative	5,711	6,840	18,819	21,483
Depreciation and amortization	13	61	140	1,450
Total other expenses	5,724	6,901	18,959	22,933

Gain on extinguishment of debt	—	—	6,000	—
(Provision for)/recovery of losses on loan impairment	—	—	(56,000)	4,000
Gain on sale of investments	—	—	374	—
Loss from equity investments	(625)	(109)	(549)	(1,042)
Income (loss) before income taxes	13,693	15,447	(6,856)	55,423
Income tax provision (benefit)	26	(50)	(475)	(304)
Net income (loss)	$13,667	$15,497	$(6,381)	$55,727

Per share information:
Net income (loss) earnings per share of common stock:
Basic	$0.61	$0.88	$(0.31)	$3.17
Diluted	$0.61	$0.87	$(0.31)	$3.14

Weighted average shares of common stock outstanding:
Basic	22,247,042	17,594,047	20,707,262	17,555,724
Diluted	22,250,631	17,717,282	20,707,262	17,719,881

Dividends declared per share of common stock	$0.60	$0.80	$2.20	$2.40

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2008 and 2007
(in thousands)
(unaudited)

	Comprehensive Income (Loss)	Class A Common Stock	Restricted Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total
Balance at January 1, 2007		$169	$5	$417,641	$12,717	$(4,260)	$426,272

Net income	$55,727	—	—	—	—	55,727	55,727
Unrealized loss on derivative financial instruments	(4,158)	—	—	—	(4,158)	—	(4,158)
Unrealized gain on available for sale security	108	—	—	—	108	—	108
Amortization of unrealized gain on securities	(1,259)	—	—	—	(1,259)	—	(1,259)
Currency translation adjustments	810	—	—	—	810	—	810
Issuance of stock relating to asset purchase	—	—	—	707	—	—	707
Amortization of deferred gains and losses on settlement of swaps	—	—	—	—	(353)	—	(353)
Sale of shares of class A common stock under stock option agreement	—	—	—	952	—	—	952
Restricted class A common stock earned	—	2	(1)	3,570	—	—	3,571
Dividends declared on common stock	—	—	—	—	—	(41,983)	(41,983)
Balance at September 30, 2007	$51,228	$171	$4	$422,870	$7,865	$9,484	$440,394

Balance at January 1, 2008		$172	$4	$426,113	$(8,684)	$(9,368)	$408,237

Net loss	$(6,381)					(6,381)	(6,381)
Unrealized loss on derivative financial instruments	(1,233)	—	—	—	(1,233)	—	(1,233)
Unrealized gain on available for sale security	277	—	—	—	277	—	277
Reclassification to gain on sale of investments	(482)	—	—	—	(482)	—	(482)
Amortization of unrealized gain on securities	(1,278)	—	—	—	(1,278)	—	(1,278)
Deferred loss on settlement of swap	(612)	—	—	—	(612)	—	(612)
Amortization of deferred gains and losses on settlement of swaps	(140)	—	—	—	(140)	—	(140)
Shares of class A common stock issued in public offering	—	40	—	112,567	—	—	112,607
Shares of class A common stock issued under dividend reinvestment plan and stock purchase plan	—	5	—	12,835	—	—	12,840
Sale of shares of class A common stock under stock option agreement	—	—	—	180	—	—	180
Restricted class A common stock earned	—	—	—	2,759	—	—	2,759
Dividends declared on common stock	—	—	—	—	—	(48,294)	(48,294)
Balance at September 30, 2008	$(9,849)	$217	$4	$554,454	$(12,152)	$(64,043)	$478,480

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(6,381)	$55,727
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	140	1,450
Gain on extinguishment of debt	(6,000)	—
Provision for losses	56,000	—
Gain on sale of investment	(374)	—
Loss from equity investments	549	1,042
Distributions of income from equity investments in unconsolidated subsidiaries	—	425
Restricted class A common stock earned	2,759	3,570
Amortization of premiums and discounts on loans/CMBS, and debt, net and deferred interest on loans	(8,050)	(1,542)
Amortization of deferred gains and losses on settlement of swaps	(140)	(200)
Amortization of finance costs	4,003	4,134
Changes in assets and liabilities, net:
Deposits and other receivables	3,442	1,909
Accrued interest receivable	3,026	(383)
Prepaid and other assets	544	(404)
Deferred income taxes	(501)	(50)
Deferred origination fees and other revenue	(1,047)	(1,897)
Accounts payable and accrued expenses	(4,662)	3,701
Net cash provided by operating activities	43,308	67,482

Cash flows from investing activities:
Purchases of CMBS	(660)	(110,550)
Principal collections on and proceeds from CMBS	27,896	37,089
Origination, purchase and fundings of loans receivable	(115,344)	(869,623)
Principal collections on and proceeds from loans receivable	206,008	620,189
Equity investments in unconsolidated subsidiaries	(3,473)	(9,122)
Return of capital from equity investments in unconsolidated subsidiaries	—	1,616
Proceeds from total return swaps	—	1,815
Purchase of equipment and leasehold improvements	(43)	(546)
Payments for business purchased	—	(1,853)
Payment of capitalized costs	—	(115)
Increase in restricted cash	(12,535)	(2,034)
Net cash provided by (used in) investing activities	101,849	(333,134)

Cash flows from financing activities:
Proceeds from repurchase obligations and secured debt	184,025	1,307,512
Repayment of repurchase obligations and secured debt	(273,674)	(1,123,078)
Proceeds from credit facilities	25,000	125,000
Repayment of credit facilities	—	(50,000)
Issuance of junior subordinated debentures	—	77,325
Purchase of common equity in CT Preferred Trust I & CT Preferred Trust II	—	(2,325)
Repayment of collateralized debt obligations	(33,274)	(17,017)
Settlement of interest rate hedges	(612)	(153)
Payment of financing costs	(306)	(2,474)
Sale of class A common stock upon stock option exercise	180	952
Dividends paid on common stock	(82,532)	(52,355)
Proceeds from sale of shares of class A common stock	123,108	—
Proceeds from dividend reinvestment plan	2,339	—
Net cash (used in) provided by financing activities	(55,746)	263,387

Net increase (decrease) in cash and cash equivalents	89,411	(2,265)
Cash and cash equivalents at beginning of year	25,829	26,142
Cash and cash equivalents at end of period	$115,240	$23,877

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.   Organization

References herein to “we,” “us” or “our” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a fully integrated, self-managed finance and investment management company that specializes in credit-sensitive structured financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. From the commencement of our finance business in 1997 through September 30, 2008, we have completed over $11.0 billion of investments in the commercial real estate debt arena. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes and we are headquartered in New York City.

2.   Summary of Significant Accounting Policies

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management’s discussion and analysis of financial condition and results of operations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  In our opinion, all material adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2008.  Our accounting and reporting policies conform in all material respects to generally accepted accounting principles, or GAAP, in the United States.

Principles of Consolidation
The accompanying unaudited consolidated interim financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries and our interests in variable interest entities in which we are the primary beneficiary.  All significant intercompany balances and transactions have been eliminated in consolidation. Our interests in CT Preferred Trust I and CT Preferred Trust II, the issuers of trust securities backed by our junior subordinated debentures, are accounted for using the equity method and their assets and liabilities are not consolidated into our financial statements due to our determination that CT Preferred Trust I and CT Preferred Trust II are variable interest entities in which we are not the primary beneficiary under Financial Accounting Standards Board, or FASB, Interpretation No. 46(R) “Consolidation of Variable Interest Entities”, or FIN 46R. We account for our co-investment interest in the private equity funds we manage, CT Mezzanine Partners III, Inc., or Fund III, and CT Opportunity Partners I, LP, or CTOPI, under the equity method of accounting. We also accounted for our investment in Bracor Investimentos Imobiliarios Ltda., or Bracor, under the equity method of accounting until we sold our investment in December 2007. As such, we report a percentage of the earnings or losses of the companies in which we have such investments equal to our ownership percentage on a single line item in the consolidated statement of income as income from equity investments. CTOPI is an investment company (under the American Institute of Certified Public Accountants Investment Company Guide) and therefore it maintains its financial records on a fair value basis. We have applied such accounting relative to our investment in CTOPI pursuant to the Emerging Issues Task Force, or EITF, Issue No. 85-12 “Retention of Specialized Accounting for Investments in Consolidation.”

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Cash and Cash Equivalents
We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents.  At September 30, 2008 and December 31, 2007, a majority of the cash and cash equivalents consisted of overnight deposits in demand deposit and money market accounts.  As of, and for the periods ended, September 30, 2008 and December 31, 2007, we had bank balances in excess of federally insured amounts.  We have not experienced any losses on our demand deposits, commercial paper or money market investments.

Restricted Cash
Restricted cash at September 30, 2008 was comprised of $18.2 million that is on deposit with the trustee for our collateralized debt obligations, or CDOs, and is expected to be used to pay contractual interest and principal and to purchase replacement collateral for our reinvesting CDOs during their respective reinvestment periods. Restricted cash at December 31, 2007 was $5.7 million.

Commercial Mortgage Backed Securities
We classify our commercial mortgage backed securities, or CMBS, pursuant to FASB Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, or FAS 115, on the date of acquisition of the investment. On August 4, 2005, we decided to change the accounting classification of our CMBS investments from available-for-sale to held-to-maturity. Held-to-maturity investments are stated at cost adjusted for the amortization of any premiums or discounts and any premiums or discounts are amortized through the consolidated statements of income using the effective interest method.  Other than in the instance of impairment, these held-to-maturity investments are shown in our financial statements at their adjusted values pursuant to the methodology described above.

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

During the fourth quarter of 2004, we concluded that two of our CMBS investments had incurred other-than-temporary impairment and we incurred a charge of $5.9 million through the income statement.  At September 30, 2008, we believe there has not been any adverse change in estimated cash flows relating to existing CMBS investments; therefore we did not recognize any additional other than temporary impairment on any CMBS investments.  Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectability of the principal and interest, net of related expenses, on the underlying loans.

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

Loans Receivable and Reserve for Possible Credit Losses
We purchase and originate commercial real estate debt and related instruments, or Loans, to be held as long-term investments at amortized cost. Management must periodically evaluate each of these Loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the Loan. If a Loan were determined to be permanently impaired, we would write down the Loan through a charge to the reserve for possible credit losses. Given the nature of our Loan portfolio and the underlying commercial real estate collateral, significant judgment on the part of management is required in determining permanent impairment and the resulting charge to the reserve, which includes but is not limited to making assumptions regarding the value of the real estate that secures the loan. Each Loan in our portfolio is evaluated at least quarterly using our loan risk rating system which considers loan-to-value, debt yield, cash flow stability, exit plan, loan sponsorship, loan structure and other factors deemed necessary by management to assess the likelihood of delinquency or default. If we believe that there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our Loan, and this potential loss is multiplied by the default likelihood to determine the size of the reserve. Actual losses, if any, could ultimately differ from these estimates.

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

FSP 140-3 is effective on a prospective basis for fiscal years beginning after November 15, 2008, with earlier application not permitted.  Given that FSP 140-3 is to be applied prospectively, we do not expect that the adoption of FSP 140-3 will have a material impact on our financial statements with respect to our existing transactions.  New transactions entered into after December 31, 2008, that are subject to FSP 140-3 may be presented differently on our financial statements.

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

In September 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109”, or FIN 48.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial results.

Accounting for Stock-Based Compensation
We account for stock-based compensation in accordance with FASB Statement of Financial Accounting Standards No. 123(R) “Share Based Payment,” or FAS 123(R).  Upon adoption of FAS 123(R), as of January 1, 2006, we have elected to utilize the modified prospective method, and there was no impact from this adoption.  Compensation expense for the time vesting of stock based compensation grants is recognized on the accelerated attribution method and compensation expense for performance vesting of stock based compensation grants is recognized on a straight line basis.  Compensation expense relating to stock-based compensation is recognized in net income using a fair value measurement method.

Comprehensive Income
We comply with the provisions of the FASB Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, or FAS 130, in reporting comprehensive income and its components in the full set of general purpose financial statements. Total comprehensive (loss)/income was ($9.8) million and $51.2 million, for the periods ended September 30, 2008 and 2007, respectively.  The primary components of comprehensive income other than net loss for the nine months ended September 30, 2008 were the unrealized gain/(loss) on derivative financial instruments and CMBS.  At September 30, 2008, accumulated other comprehensive loss was $12.2 million, comprised of unrealized gains on CMBS of $7.0 million, unrealized losses on cash flow swaps of $19.9 million, and $736,000 of deferred realized gains on the settlement of cash flow swaps.

Earnings per Share of Common Stock
Earnings per share of common stock are presented based on the requirements of the FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share”, or FAS 128. Basic EPS is computed based on the net earnings applicable to common stock and stock units divided by weighted average number of shares of common stock and stock units outstanding during the period. Diluted EPS is based on the net earnings allocable to common stock and stock units, divided by weighted average number of shares of common stock and stock units and potentially dilutive common stock options.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

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

Reclassifications
Certain reclassifications have been made in the presentation of the prior periods consolidated financial statements to conform to the September 30, 2008 presentation.

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

Goodwill
Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired.  Goodwill is reviewed annually in the fourth quarter to determine if there is impairment at a reporting unit level or more frequently if an indication of impairment exists.  No impairment charges for goodwill were recorded during the nine months ended September 30, 2008.

New Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or FAS 157.  FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FAS 157 applies to reporting periods beginning after November 15, 2007. As discussed above, we report the changes in the value of effective cash flow hedges and our available for sale securities through accumulated other comprehensive income/(loss). We adopted FAS 157 as of January 1, 2008.  As a result of the adoption of FAS 157, the fair value of our interest rate hedge liabilities decreased by $961,000 due to the valuation adjustment related to our credit.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The table below details the fair value measurements at September 30, 2008 (in millions):

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Unobservable Inputs (Level 3)
			Significant Other Observable Inputs (Level 2)
	Fair Value at September 30, 2008
Description

Interest rate hedge assets	$—	$—	$—	$—
Interest rate hedge liabilities	(19.9)	—	(19.9)	—

Total	$(19.9)	$—	$(19.9)	$—

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or FAS 159.  FAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  FAS 159 applies to reporting periods beginning after November 15, 2007. We adopted FAS 159 as of January 1, 2008.  Adoption of FAS 159 had no impact on the consolidated financial statements as we did not elect to measure any financial instruments at fair value.

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

3.	Commercial Mortgage Backed Securities

Activity relating to our CMBS investments for the nine months ended September 30, 2008 was as follows ($ values in thousands):

					Weighted Average
Asset Type	Face Value	Book Value	Number of Securities	Number of Issues	Rating (1)	Coupon(2)	Yield(2)	Maturity (Years)(3)

December 31, 2007
Floating Rate	$171,620	$170,543	14	11	BB	8.16%	8.19%	2.6
Fixed Rate	744,790	706,321	65	45	BB+	6.69%	7.14%	7.5
Total/Weighted Average	916,410	876,864	79	56	BB+	6.97%	7.35%	6.5

Originations
Floating Rate	3,300	660	1	—	BB+	8.93%	43.92%	8.8
Fixed Rate	—	—	—	—	—	—	—	—
Total/Weighted Average	3,300	660	1	—	BB+	8.93%	43.92%	8.8

Repayments & Other (4)
Floating Rate	121	(301)	—	—	N/A	N/A	N/A	N/A
Fixed Rate	32,662	26,454	3	1	N/A	N/A	N/A	N/A
Total/Weighted Average	32,783	26,153	3	1	N/A	N/A	N/A	N/A

September 30, 2008
Floating Rate	174,799	171,504	15	11	BB	7.45%	7.57%	2.0
Fixed Rate	712,128	679,867	62	44	BB	6.68%	7.07%	7.0
Total/Weighted Average	$886,927	$851,371	77	55	BB	6.83%	7.17%	6.0

(1)
Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security and exclude $37.9 million face value ($37.5 million book value) of unrated equity investments in collateralized debt obligations.

(2)	Calculations based on LIBOR of 3.93% as of September 30, 2008 and LIBOR of 4.60% as of December 31, 2007.
(3)	Represents the maturity of the investment assuming all extension options are executed.
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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The tables below detail the ratings, vintage, property type and geographic distribution of the collateral securing our CMBS at September 30, 2008 (in thousands):

Ratings	Book Value	Percentage
AAA	$162,268	19%
AA	24,775	3%
A	158,823	19%
BBB	237,266	27%
BB	113,503	13%
B	58,277	7%
CCC	5,019	1%
CC	5,363	1%
D	48,617	6%
NR	37,460	4%
Total	$851,371	100%

Vintage	Book Value	Percentage
2007	$110,291	13%
2006	48,755	6%
2005	61,768	7%
2004	89,388	10%
2003	29,607	3%
2002	19,710	2%
2001	18,972	2%
2000	41,504	5%
1999	30,186	4%
1998	302,321	36%
1997	72,995	9%
1996	25,874	3%
Total	$851,371	100%

Property Type	Book Value	Percentage
Retail	$272,439	32%
Office	178,788	21%
Hotel	148,990	18%
Multi-Family	106,421	12%
Other	65,556	8%
Healthcare	41,717	5%
Industrial	37,460	4%
Total	$851,371	100%

Geographic Location	Book Value	Percentage
Southeast	$233,276	28%
Northeast	204,329	24%
West	154,950	18%
Southwest	118,341	14%
Midwest	107,273	13%
Northwest	20,433	2%
Other	12,769	1%
Total	$851,371	100%

As detailed in Note 2, on August 4, 2005, pursuant to the provisions of FAS 115, we decided to change the accounting classification of our then portfolio of CMBS investments from available-for-sale to held-to-maturity.

While we typically account for our CMBS investments on a held-to-maturity basis, under certain circumstances we will account for CMBS on an available-for-sale basis.  At December 31, 2007, we had one CMBS investment that we designated and accounted for on an available-for-sale basis with a face value of $7.7 million.  The security earned interest at a coupon of 8.34% as of December 31, 2007.  During the second quarter of 2008 we sold the security for a gain of $374,000.

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

Certain of our CMBS investments are carried at values in excess of their market values.  This difference can be caused by, among other things, changes in interest rates, changes in credit spreads, realized/unrealized losses in the underlying securities and general market conditions.  At September 30, 2008, 72 CMBS investments with an aggregate carrying value of $791.3 million were carried at values in excess of their market values.  Market value for these CMBS investments was $607.2 million at September 30, 2008. In total, we had 77 CMBS investments with an aggregate carrying value of $851.4 million that have an estimated market value of $673.2 million (this valuation does not include the value of interest rate swaps entered into in conjunction with the purchase/financing of these investments). We determine fair values using third party dealer assessments of value, supplemented in certain cases with our own internal estimations of fair value.  We regularly examine the CMBS portfolio and have determined that, despite changes in fair value, there have been no changes in our expectations of estimated cash flows from our CMBS portfolio since our last financial report.  Our estimation of cash flows expected to be generated by our CMBS portfolio is based upon an internal review of the underlying mortgage loans securing our investments both on an absolute basis and compared to our initial underwriting for each investment.  Our efforts are supplemented by third party research reports, third party market assessments and our dialogue with market participants.  Our assessment of cash flows combined with our ability and intent to hold our CMBS investments to maturity (at which point we expect to recover book value plus amortized discounts/premiums, which may be at maturity), is the basis for our conclusion that these investments are not impaired despite the differences between estimated fair value and book value.  We attribute the difference between book value and estimated fair value to the current market dislocation and a general negative bias for structured financial products such as CMBS and CDOs.

The following table shows the gross unrealized losses and fair value of our CMBS with unrealized losses as of September 30, 2008 that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months			Greater Than 12 Months			Total

	Book Value	Estimated Fair Value	Gross Unrealized Loss	Book Value	Estimated Fair Value	Gross Unrealized Loss	Book Value	Estimated Fair Value	Gross Unrealized Loss

Floating Rate	$0.7	$0.5	$(0.2)	$170.8	$88.3	$(82.5)	$171.5	$88.8	$(82.7)

Fixed Rate	202.4	181.0	(21.4)	417.4	337.4	(80.0)	619.8	518.4	(101.4)

Total	$203.1	$181.5	$(21.6)	$588.2	$425.7	$(162.5)	$791.3	$607.2	$(184.1)

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

4. Loans Receivable

Activity relating to our loans receivable for the nine months ended September 30, 2008 was as follows (in thousands):

				Weighted Average
Asset Type	Face Value	Book Value	Number of Investments	Coupon(1)	Yield(1)	Maturity (Years)(2)

December 31, 2007
Floating rate(3)
Mortgage loans	$620,586	$620,586	17	6.93%	7.23%	3.6
Subordinate mortgage interests	515,797	508,900	28	7.31%	7.37%	3.7
Mezzanine loans	939,038	937,209	26	8.19%	8.22%	3.5
Total/Weighted Average	2,075,421	2,066,695	71	7.59%	7.71%	3.6
Fixed rate
Mortgage loans	—	—	—	—	—	—
Subordinate mortgage interests	29,779	29,094	2	7.92%	8.09%	24.2
Mezzanine loans	160,984	161,774	8	8.85%	8.84%	4.2
Total/Weighted Average	190,763	190,868	10	8.70%	8.73%	7.3
Total/Weighted Average - December 31, 2007	2,266,184	2,257,563	81	7.69%	7.80%	3.9

Originations(4)
Floating rate
Mortgage loans	42,282	42,282	—	6.36%	6.47%	2.6
Subordinate mortgage interests	25,744	25,744	—	9.02%	9.43%	1.5
Mezzanine loans	28,783	26,022	2	4.88%	5.32%	3.2
Total/Weighted Average	96,809	94,048	2	6.63%	6.97%	2.5
Fixed rate
Mortgage loans	—	—	—	—	—	—
Subordinate mortgage interests	—	—	—	—	—	—
Mezzanine loans	27,738	25,972	1	8.39%	8.92%	7.7
Total/Weighted Average	27,738	25,972	1	8.39%	8.92%	7.7
Total/Weighted Average	124,547	120,020	3	7.02%	7.39%	3.6

Repayments & Other(5)
Floating rate
Mortgage loans	120,758	120,758	1	N/A	N/A	N/A
Subordinate mortgage interests	4,076	(1,056)	1	N/A	N/A	N/A
Mezzanine loans	116,562	165,491	1	N/A	N/A	N/A
Total/Weighted Average	241,396	285,193	3	N/A	N/A	N/A
Fixed rate
Mortgage loans	—	—	—	N/A	N/A	N/A
Subordinate mortgage interests	62	(1)	—	N/A	N/A	N/A
Mezzanine loans	47,921	47,983	1	N/A	N/A	N/A
Total/Weighted Average	47,983	47,982	1	N/A	N/A	N/A
Total/Weighted Average	289,379	333,175	4	N/A	N/A	N/A

September 30, 2008
Floating rate
Mortgage loans	542,110	542,110	16	6.26%	6.32%	2.9
Subordinate mortgage interests	537,465	535,700	27	6.75%	6.79%	2.9
Mezzanine loans	851,259	797,740	27	7.33%	7.38%	3.3
Total/Weighted Average	1,930,834	1,875,550	70	6.87%	6.91%	3.1
Fixed rate
Mortgage loans	—	—	—	—	—	—
Subordinate mortgage interests	29,717	29,095	2	7.91%	8.07%	23.7
Mezzanine loans	140,801	139,763	8	7.81%	7.86%	5.2
Total/Weighted Average	170,518	168,858	10	7.83%	7.90%	8.4
Total/Weighted Average - September 30, 2008	$2,101,352	$2,044,408	80	6.95%	6.99%	3.5

(1)	Calculations based on LIBOR of 3.93% as of September 30, 2008 and LIBOR of 4.60% as of December 31, 2007.
(2)	Represents the maturity of the investment assuming all extension options are executed.
(3)	During the first quarter of 2008, one subordinate mortgage interest with a book value of $12.4 million switched from a fixed rate loan to a floating rate.
(4)	Includes additional fundings on prior period originations. The figures shown in “Number of Investments” represent the actual number of originations during the period.
(5)
Includes full repayments, sales, partial repayments and the impact of premium and discount amortization and reserves/losses, if any.  The figures shown in “Number of Investments” represent only the full repayments/sales, if any.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The tables below detail the property type and geographic distribution of the properties securing our loans receivable at September 30, 2008 (in thousands).

Property Type	Book Value	Percentage
Office	$768,281	38%
Hotel	688,134	34%
Healthcare	147,566	7%
Multi-Family	124,210	6%
Condominium	111,401	5%
Retail	68,982	3%
Mixed Use	12,450	1%
Industrial	4,658	0%
Other	118,726	6%
Total	$2,044,408	100%

Geographic Location	Book Value	Percentage
Various	$748,838	36%
North East	565,269	28%
West	209,749	10%
South East	194,300	9%
South West	183,775	9%
North West	81,456	4%
Mid West	6,089	1%
Other	54,932	3%
Total	$2,044,408	100%

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

At quarter end, a $5.5 million subordinate mortgage loan secured by a multifamily property was classified as non performing.  Although the loan continues to pay interest, the borrower failed to meet certain conditions required to exercise an option to extend the maturity date. We did not record a provision for loan loss against this loan due to our expectation that we will have a full recovery.  As of September 30, 2008, including the aforementioned loan, we had three loans with aggregate net book balances of $17.3 million ($67.3 million gross book value, net of $50 million of reserves) that were classified as non performing.  The two pre-existing non performing loans are: (i) a $50 million mezzanine loan secured by a portfolio of office properties that matured during the first quarter of 2008 and was extended for one year.  Management made the decision in the second quarter of 2008 to record a $50 million reserve against the asset based upon conclusions reached with respect to the probability of recovery on the loan; and (ii) an $11.8 million parri passu participation in a first mortgage loan secured by a multifamily property that ceased making payments in the first quarter of 2008.  Subsequent to September 30, 2008, we foreclosed on the collateral.  We have not recorded a provision for loan loss against this investment given our expectation for a full recovery.  We did not accrue interest on the two pre-existing non performing loans in the third quarter.

During the second quarter, a $10 million second mortgage loan secured by land, against which we had previously (during the fourth quarter of 2007) recorded a $4 million reserve, was deemed unrecoverable and we wrote off the entire $10 million and reversed the pre-existing reserve.  Simultaneously, $6 million of non recourse financing on the asset was forgiven by the lender.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following is a reconciliation of the provision for loan losses for the nine months ended September 30, 2008 (in thousands):

Balance at December 31, 2007	$4,000
Provision for loan losses	56,000
Realized (losses) gains	(10,000)
Balance at September 30, 2008	$50,000

In some cases our loan originations are not fully funded at closing, creating an obligation for us to make future fundings, which we refer to as Unfunded Loan Commitments.  Typically, Unfunded Loan Commitments are part of construction and transitional loans.  At September 30, 2008, our ten Unfunded Loan Commitments totaled $73.9 million and, net of in place financing commitments from our lenders, our net Unfunded Loan Commitments were $21.3 million.

In connection with the loan portfolio, at September 30, 2008, we have deferred origination fees, net of direct costs of $1.3 million which are being amortized into income over the life of the loans.

At September 30, 2008, we had $7,000 included in deposits and other receivables which represented a partial repayment that was paid prior to September 30, the proceeds of which had not been remitted to us by our servicers at quarter end.

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

Activity relating to our total return swaps for the nine months ended September 30, 2008 was as follows (in thousands):

					Weighted Average
	Fair Market Value (Book Value)	Cash Collateral	Reference/Loan Participation	Number of Investments	Yield	Maturity (Years)
December 31, 2007	—	—	$20,000	1	—	—
Originations- Six Months	—	—	—	—	—	—
Repayments- Six Months	—	—	20,000	1	—	—
September 30, 2008	$ —	$ —	$ —	—	—	—

The total return swaps are treated as non-hedge derivatives for accounting purposes and, as such, changes in their market value are recorded through the consolidated statements of income.  As of September 30, 2008, the reference/loan participation was satisfied.

6.	Equity Investment in Unconsolidated Subsidiaries

Our equity investments in unconsolidated subsidiaries consist primarily of our co-investments in investment management vehicles that we sponsor and manage.  At September 30, 2008, we had co-investments in two such vehicles, Fund III and CTOPI.  In addition to our co-investments, we record capitalized costs associated with these vehicles in equity investments in unconsolidated subsidiaries.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Activity relating to our equity investment in unconsolidated subsidiaries for the nine months ended September 30, 2008 was as follows (in thousands):

	Fund III	CTOPI	Other and Capitalized Costs	Total

Equity Investment
Beginning balance	$923	$(60)	$35	$898
Equity investment	—	3,473	—	3,473
Loss from equity investments	(306)	(214)	(29)	(549)
Ending balance	$617	$3,199	$6	$3,822

Capitalized Costs
Beginning balance	$79	$—	$—	$79
Amortization of capitalized costs	(79)	—	—	(79)
Ending balance	$—	$—	$—	$—

Total Balance	$617	$3,199	$6	$3,822

In accordance with the management agreements with Fund III and CTOPI, CTIMCO may earn incentive compensation when certain returns are achieved for the shareholders/partners of Fund III and CTOPI, which will be accrued if and when earned.

7.    Debt

At September 30, 2008 and December 31, 2007, we had $2.2 billion and $2.3 billion of total debt outstanding, respectively. The balances of each category of debt and their respective coupons and all-in effective costs, including the amortization of fees and expenses were as follows (in thousands):

	September 30, 2008				December 31, 2007
	Face Value	Book Value	Coupon (1)	All-In Cost	Face Value	Book Value	Coupon (1)	All-In Cost

Repurchase obligations and secured debt	$816,208	$816,208	5.20%	5.46%	$911,857	$911,857	5.56%	5.80%

Collateralized debt obligations
CDO I (Floating)	252,214	252,214	4.55%	5.01%	252,778	252,778	5.22%	5.67%
CDO II (Floating)	298,913	298,913	4.42%	4.65%	298,913	298,913	5.09%	5.32%
CDO III (Fixed)	256,252	257,864	5.22%	5.37%	259,803	261,654	5.22%	5.37%
CDO IV (Floating)(2)	349,796	349,796	4.40%	4.51%	378,954	378,954	5.04%	5.11%
Total CDOs	1,157,175	1,158,787	4.62%	4.85%	1,190,448	1,192,299	5.12%	5.34%

Senior unsecured credit facility	100,000	100,000	5.68%	5.96%	75,000	75,000	6.10%	6.40%
Junior subordinated debentures	128,875	128,875	7.20%	7.30%	128,875	128,875	7.20%	7.30%

Total/Weighted Average	$2,202,258	$2,203,870	5.03%	5.27%	$2,306,180	$2,308,031	5.45%	5.66%

(1)	Calculations based on LIBOR of 3.93% as of September 30, 2008 and LIBOR of 4.60% as of December 31, 2007.
(2)	Comprised of $336.2 million of floating rate notes sold and $13.6 million of fixed rate notes sold.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Repurchase Obligations and Secured Debt
Our total borrowings at September 30, 2008 under master repurchase agreements, asset specific arrangements and our loan and security agreement were $816.2 million, and we had the ability to borrow an additional $42.2 million without pledging additional collateral.  Loans and CMBS with a carrying value of $1.3 billion are pledged as collateral for our repurchase agreements.

In April 2008, we terminated the $6 million loan specific repurchase agreement with Lehman Brothers related to the SunCal loan eliminating our obligation thereunder. According to the termination agreement, Lehman Brothers retained possession of the loan and we extinguished the debt for no further consideration.

In May 2008, we entered into a new loan and security agreement with Lehman Brothers.  The agreement provides for an $18.0 million loan to us with a maturity date in September 2013.  The loan is designed to finance an individual asset on a recourse basis at a cash cost of LIBOR plus 1.50%.

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

In July 2008, we extended the availability period under our $250 million master repurchase agreement with Citigroup to July 28, 2009.  As part of the extension agreement, the repurchase dates for certain outstanding borrowings were extended to July 29, 2010 with the remainder retaining their October 11, 2011 final maturities.

In July 2008, we extended the purchase period of our $300 million master repurchase agreement with Morgan Stanley to July 29, 2009.  We also terminated an un-utilized $50 million master repurchase facility with Morgan Stanley which was originally designed to warehouse finance CDO eligible assets.

On October 24, 2008, we extended $355 million of master repurchase agreements with JP Morgan (and the legacy Bear Stearns subsidiaries) to October 23, 2010. The weighted average advance rate under the agreements is 79% and pricing is LIBOR plus 1.49% on a blended basis. In connection with the extension, we eliminated the excess availability under these agreements and agreed to reduce the outstanding borrowings by $30 million in return for cushion from future margin calls.

Collateralized Debt Obligations
At September 30, 2008, we had CDOs outstanding from four separate issuances with a total face value of $1.2 billion.  Our CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet representing the amortized sales price of the securities we sold to third parties.  Our one reinvesting CDO provides us with $298.9 million of debt financing at a cash cost of LIBOR plus 0.49% (4.42% at September 30, 2008) and an all-in effective interest rate (including the amortization of issuance costs) of LIBOR plus 0.73% (4.66% at September 30, 2008).  Our three static CDOs provide us with $859.9 million of financing with a cash cost of 4.69% and an all-in effective interest rate of 4.91% at September 30, 2008.  On a combined basis, our CDOs provide us with $1.2 billion of non-recourse, non-mark-to-market, index matched financing at a weighted average cash cost of 0.53% over the applicable indices (4.62% at September 30, 2008) and a weighted average all-in cost of 0.76% over the applicable indices (4.85% at September 30, 2008).  During the quarter, we received four downgrades to classes of our third CDO, CT CDO III.

Senior Unsecured Credit Facility
In March 2007, we closed a $50.0 million senior unsecured revolving credit facility with WestLB AG, which was amended in September 2007 to increase the size to $100.0 million and add new lenders to the syndicate.  In March 2008, we exercised our term-out option under the agreement, extending the maturity date of the $100 million principal balance outstanding to March 2009 as a non revolving term loan.  The loan bears interest at a cost of LIBOR plus 1.75% (LIBOR plus 2.03% on an all-in basis).

Junior Subordinated Debentures
At September 30, 2008, we had a total of $128.9 million of junior subordinated debentures outstanding (securing $125 million of trust preferred securities sold to third parties).  Junior subordinated debentures are comprised of two issuances of debentures, $77 million of debentures (securing $75 million of trust preferred securities) issued in March 2007 and $52 million of debentures (securing $50 million of trust preferred securities) issued in 2006.  On a combined basis the securities provide us with $125 million of financing at a cash cost of 7.20% and an all-in effective rate of 7.30%.

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

Participations sold represent interests in certain loans that we originated and subsequently sold to CT Large Loan 2006, Inc. (a fund that we manage) and third parties.  We present these sold interests as both assets and liabilities (in equal amounts) in conformity with GAAP on the basis that these arrangements do not qualify as sales under FAS 140.  At September 30, 2008, we had six such participations sold with a total book balance of $337.0 million at a weighted average coupon of LIBOR plus 3.29% (7.22% at September 30, 2008) and a weighted average yield of LIBOR plus 3.30% (7.23% at September 30, 2008).

In 2007, the Company sub-participated a $73 million participation in a loan to CT Large Loan 2006, Inc. The Company recorded the sub-participation as a secured borrowing as it did not meet at least one of the criteria under FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  In July 2008, the Company and CT Large Loan 2006, Inc. agreed to terminate the sub-participation agreement and release themselves from any further obligation to each other with respect to such sub-participation agreement.  As a result of this transaction, loans receivable and participations sold decreased by $73 million during the third quarter of 2008.

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

The following table summarizes the notional and fair values of our derivative financial instruments as of September 30, 2008. The notional value provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk (in thousands):

Hedge	Type	Notional Value	Interest Rate	Maturity	Fair Value
Swap	Cash Flow Hedge	$300,336	5.10%	2015	$(13,044)
Swap	Cash Flow Hedge	73,683	4.58%	2014	(1,450)
Swap	Cash Flow Hedge	18,509	3.95%	2011	(222)
Swap	Cash Flow Hedge	18,130	5.14%	2014	(1,057)
Swap	Cash Flow Hedge	18,014	4.48%	2016	(501)
Swap	Cash Flow Hedge	16,894	4.83%	2014	(730)
Swap	Cash Flow Hedge	16,377	5.52%	2018	(1,487)
Swap	Cash Flow Hedge	12,310	5.02%	2009	(188)
Swap	Cash Flow Hedge	12,129	5.05%	2016	(584)
Swap	Cash Flow Hedge	7,062	5.11%	2016	(257)
Swap	Cash Flow Hedge	5,104	4.12%	2016	13
Swap	Cash Flow Hedge	3,303	5.45%	2015	(263)
Swap	Cash Flow Hedge	2,861	5.08%	2011	(114)
Swap	Cash Flow Hedge	780	5.31%	2011	(34)
Total/Weighted Average		$505,492	4.95%	2015	$(19,918)

As of September 30, 2008, the derivative financial instruments were reported at their fair value of $13,000 as interest rate hedge assets and $19.9 million as interest rate hedge liabilities. Income and expense associated with these instruments is recorded as interest expense on our consolidated statements of income. The amount of hedge ineffectiveness was not material during any of the periods presented.

Our counterparties in these transactions are financial institutions and we are dependent upon the health of these counterparties and a functioning interest rate derivative market in order to effectively execute our hedging strategy.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

10.   Earnings Per Share

The following table sets forth the calculation of Basic and Diluted EPS for the nine months ended September 30, 2008 and 2007 (in thousands, except share and per share amounts):

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS:
Net (loss) earnings allocable to common stock	$(6,381)	20,707,262	$(0.31)	$55,727	17,555,724	$3.17

Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	—		—	164,157

Diluted EPS:
Net (loss) earnings per share of common stock and assumed conversions	$(6,381)	20,707,262	$(0.31)	$55,727	17,719,881	$3.14

The following table sets forth the calculation of Basic and Diluted EPS for the three months ended September 30, 2008 and 2007 (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS:
Net earnings allocable to common stock	$13,667	22,247,042	$0.61	$15,497	17,594,047	$0.88

Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	3,589		—	123,235

Diluted EPS:
Net earnings per share of common stock and assumed conversions	$13,667	22,250,631	$0.61	$15,497	17,717,282	$0.87

11.   Income Taxes

We made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ended December 31, 2003. As a REIT, we generally are not subject to federal, state, and local income taxes except for the operations of our taxable REIT subsidiary, CTIMCO and its subsidiaries. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we may be subject to federal, state and local income taxes on our taxable income at regular corporate rates. At September 30, 2008, we were in compliance with all REIT requirements.

We did not pay any taxes at the REIT level during the periods ended September 30, 2008 or 2007. However, CTIMCO, our investment management subsidiary, is a taxable REIT subsidiary and subject to taxes on its earnings. During the period ended September 30, 2008, CTIMCO recorded operating income before income taxes of $1.7 million, which when combined with GAAP to tax differences and changes in valuation allowances, resulted in an income tax benefit of $475,000.

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

On September 16, 2008, we declared a dividend of $0.60 per share of class A common stock applicable to the three-month period ended September 30, 2008, which was paid on October 15, 2008 to shareholders of record on September 30, 2008.

On October 15, 2008, we issued 5,368 shares of class A common stock under our dividend reinvestment plan.  Net proceeds totaled approximately $47,000.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

13.   Employee Benefit and Incentive Plans

We had four benefit plans in effect at September 30, 2008:  (1) the second amended and restated 1997 long-term incentive stock plan, or 1997 Employee Plan, (2) the amended and restated 1997 non-employee director stock plan, or 1997 Director Plan, (3) the amended and restated 2004 long-term incentive plan, or 2004 Plan, and (4) the 2007 long-term incentive plan, or 2007 Plan. The 1997 plans expired in 2007 and no new awards may be issued under them and no further grants will be made under the 2004 Plan.  Under the 2007 Plan, a maximum of 700,000 shares of class A common stock may be issued.  At September 30, 2008, there were 606,156 shares available under the 2007 Plan.

Activity under these four plans for the nine months ended September 30, 2008 is summarized in the table below in share and share equivalents:

Benefit Type	1997 Employee Plan	1997 Director Plan	2004 Plan	2007 Plan	Total

Options(1)
Beginning Balance	223,811	16,667	—	—	240,478
Expired	(53,334)	(16,667)	—	—	(70,001)
Ending Balance	170,477	—	—	—	170,477

Restricted Stock(2)
Beginning Balance	—	—	423,931	—	423,931
Granted	—	—	—	44,550	44,550
Vested	—	—	(108,224)	—	(108,224)
Forfeited	—	—	(414)	—	(414)
Ending Balance	—	—	315,293	44,550	359,843

Stock Units(3)
Beginning Balance	—	80,017	—	14,570	94,587
Granted	—	—	—	71,797	71,797
Ending Balance	—	80,017	—	86,367	166,384

Total Outstanding Shares	170,477	80,017	315,293	130,917	696,704

(1)	All options are fully vested as of September 30, 2008.
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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes the outstanding options as of September 30, 2008:

Exercise Price per Share	Options Outstanding		Weighted Average Exercise Price per Share		Weighted Average Remaining Life
	1997 Employee Plan	1997 Director Plan	1997 Employee Plan	1997 Director Plan	1997 Employee Plan	1997 Director Plan
$10.00 - $15.00	43,530	—	$13.41	$ —	2.26	—
$15.00 - $20.00	126,947	—	16.38	—	2.77	—
Total/Weighted Average	170,477	—	$15.62	$ —	2.64	—

In addition to the equity interests detailed above, we have granted percentage interests in the incentive compensation received by us from the private equity funds we manage. At September 30, 2008, we had granted, net of forfeitures, 43% of the Fund III incentive compensation received by us.

A summary of the unvested restricted shares as of and for the nine month period ended September 30, 2008 was as follows:

	Restricted Shares
	Shares	Grant Date Fair Value
Unvested at January 1, 2008	423,931	$30.96
Granted	44,550	27.44
Vested	(108,224)	28.96
Forfeited	(414)	51.25
Unvested at September 30, 2008	359,843	$30.53

A summary of the unvested restricted shares as of and for the nine month period ended September 30, 2007 was as follows:

	Restricted Shares
	Shares	Grant Date Fair Value
Unvested at January 1, 2007	480,967	$29.56
Granted	23,015	51.25
Vested	(80,051)	28.38
Forfeited	—	—
Unvested at September 30, 2007	423,931	$30.96

The total fair value of restricted shares which vested during the nine month periods ended September 30, 2008 and 2007 was $2.1 million and $3.3 million, respectively.

14.   Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on our outstanding debt during the nine months ended September 30, 2008 and 2007 was $84.5 million and $100.9 million, respectively, which excludes non-cash items. Income taxes recovered by us during the nine months ended September 30, 2008 and 2007 were $677,000 and $1.5 million, respectively.  Non-cash investing and financing activity during the nine months ended September 30, 2008 resulted from our investments in loans where we sold participations.

At September 30, 2008, we had $544,000 included in deposits and other receivables which represented loans and CMBS that had partial repayments on or prior to September 30, 2008, the proceeds of which had not been remitted to us by our servicers.  The reclassification from loans receivable and CMBS to deposits and other receivables resulted in a non-cash investing activity.

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

The following table details each segment's contribution to our overall profitability and the identified assets attributable to each such segment for the nine months ended, and as of, September 30, 2008, respectively (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other
investments:
Interest and related income	$149,725	$—	$—	$149,725
Less: Interest and related expenses	98,918	—	—	98,918
Income from loans and
other investments, net	50,807	—	—	50,807

Other revenues:
Management fees	—	15,137	(5,310)	9,827
Servicing fees	—	337	—	337
Other interest income	1,391	24	(108)	1,307
Total other revenues	1,391	15,498	(5,418)	11,471

Other expenses
General and administrative	8,517	15,612	(5,310)	18,819
Other interest expense	—	108	(108)	—
Depreciation and amortization	—	140	—	140
Total other expenses	8,517	15,860	(5,418)	18,959

Gain on extinguishment of debt	6,000	—	—	6,000
Provision for losses on loan impairment	(56,000)	—	—	(56,000)
Gain on sale of investments	374	—	—	374
Loss from equity investments	(515)	(34)	—	(549)

Loss before income taxes	(6,460)	(396)	—	(6,856)
Benefit for income taxes	—	475	—	475
Net (loss) income allocable to class A
common stock	$(6,460)	$79	$—	$(6,381)

Total assets	$3,060,233	$10,521	$(3,035)	$3,067,719

All revenues were generated from external sources within the United States.  The “Investment Management” segment earned fees of $5.3 million for management of the “Balance Sheet Investment” segment and was charged $108,000 for inter-segment interest for the nine months ended September 30, 2008 which is reflected as offsetting adjustments to other interest income and other interest expense in the inter-segment activities column in the table above.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our overall profitability and the identified assets attributable to each such segment for the nine months ended, and as of, September 30, 2007, respectively (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other
investments:
Interest and related income	$189,801	$1,158	$—	$190,959
Less: Interest and related expenses	120,008	—	—	120,008
Income from loans and
other investments, net	69,793	1,158	—	70,951

Other revenues:
Management and advisory fees	—	11,787	(9,341)	2,446
Incentive management fees	—	962	—	962
Special servicing fees	—	285	—	285
Other interest income	1,095	54	(395)	754
Total other revenues	1,095	13,088	(9,736)	4,447

Other expenses
General and administrative	12,812	18,012	(9,341)	21,483
Other interest expense	—	395	(395)	—
Depreciation and amortization	1,264	186	—	1,450
Total other expenses	14,076	18,593	(9,736)	22,933

Recovery of losses on loan impairment	4,000	—	—	4,000
Loss from equity investments	(508)	(534)	—	(1,042)

Income (loss) before income taxes	60,304	(4,881)	—	55,423
Benefit for income taxes	254	50	—	304
Net income (loss) allocable to class A
common stock	$60,558	$(4,831)	$—	$55,727

Total assets	$3,059,131	$52,349	$(11,933)	$3,099,547

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our overall profitability and the identified assets attributable to each such segment for the three months ended, and as of, September 30, 2008, respectively (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other
investments:
Interest and related income	$44,141	$—	$—	$44,141
Less: Interest and related expenses	28,175	—	—	28,175
Income from loans and
other investments, net	15,966	—	—	15,966

Other revenues:
Management fees	—	5,303	(1,826)	3,477
Servicing fees	—	116	—	116
Other interest income	505	9	(31)	483
Total other revenues	505	5,428	(1,857)	4,076

Other expenses
General and administrative	2,808	4,729	(1,826)	5,711
Other interest expense	—	31	(31)	—
Depreciation and amortization	—	13	—	13
Total other expenses	2,808	4,773	(1,857)	5,724

Loss from equity investments	(589)	(36)	—	(625)

Income before income taxes	13,074	619	—	13,693
Provision for income taxes	—	26	—	26
Net income allocable to class A
common stock	$13,074	$593	$—	$13,667

Total assets	$3,060,233	$10,521	$(3,035)	$3,067,719

All revenues were generated from external sources within the United States.  The “Investment Management” segment earned fees of $1.8 million for management of the “Balance Sheet Investment” segment and was charged $31,000 for inter-segment interest for the three months ended September 30, 2008 which is reflected as offsetting adjustments to other revenues and other expenses in the inter-segment activities column in the table above.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our overall profitability and the identified assets attributable to each such segment for the three months ended, and as of, September 30, 2007, respectively (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other
investments:
Interest and related income	$63,554	$1,158	$—	$64,712
Less: Interest and related expenses	43,716	—	—	43,716
Income from loans and
other investments, net	19,838	1,158	—	20,996

Other revenues:
Management fees	—	2,663	(1,548)	1,115
Servicing fees	—	173	—	173
Other interest income	304	8	(139)	173
Total other revenues	304	2,844	(1,687)	1,461

Other expenses
General and administrative	2,619	5,769	(1,548)	6,840
Other interest expense	—	139	(139)	—
Depreciation and amortization	—	61	—	61
Total other expenses	2,619	5,969	(1,687)	6,901

Loss from equity investments	(109)	—	—	(109)

Income (loss) before income taxes	17,414	(1,967)	—	15,447
Benefit for income taxes	—	50	—	50
Net income (loss) allocable to class A
common stock	$17,414	$(1,917)	$—	$15,497

Total assets	$3,059,131	$52,349	$(11,933)	$3,099,547

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

WRBC beneficially owned approximately 17.4% of our outstanding class A common stock as of September 30, 2008, and a member of our board of directors is an employee of WRBC.

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

During the third quarter of 2008, CTOPI purchased $18.2 million face value of our CDO debt in the open market for $9.8 million.

Affiliates of Samuel Zell own interests in Fund III and CTOPI, two investment management vehicles that we manage and within which we also have ownership interests.

We believe that the terms of the foregoing transactions are no less favorable than could be obtained by us from unrelated parties on an arm’s length basis.

17.   Subsequent Events

On October 3, 2008, the Company and its co-lender foreclosed on a loan with an outstanding balance of $11.8 million and secured by a multifamily property, and took title to the collateral securing the original loan.

On October 24, 2008, we extended $355 million of master repurchase agreements with JP Morgan (and the legacy Bear Stearns subsidiaries) to October 23, 2010. The weighted average advance rate under the agreements is 79% and pricing is LIBOR plus 1.49% on a blended basis. In connection with the extension, we eliminated the excess availability under these agreements and agreed to reduce the outstanding borrowings by $30 million in return for cushion from future margin calls.

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

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. Actual results could differ from these estimates.  Other than the adoption of FAS 157, there have been no material changes to our Critical Accounting Policies described in our annual report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.

Introduction
Our business model is designed to produce a mix of net interest margin from our balance sheet investments and fee income plus co-investment income from our investment management operations. In managing our operations, we focus on originating investments, managing our portfolios and capitalizing our businesses.

Current Market Conditions
During the first nine months of 2008, the global capital markets continued to experience tremendous volatility and a wide-ranging lack of liquidity.  The impact of the global credit crisis on our sector has been acute.  Transaction volume has declined significantly, credit spreads for all forms of mortgage debt have reached all-time highs, issuance levels of commercial mortgage backed securities, or CMBS, have ground to a halt, and other forms of financing from the debt markets have been dramatically curtailed.  Financial institutions still hold significant inventories of unsold loans and CMBS, creating a further overhang on the markets.  We believe that the continuing dislocation in the debt capital markets, coupled with a slowdown in the U.S. economy, has already reduced property valuations and will ultimately impact real estate fundamentals. These developments can impact the performance of our existing portfolio of assets.  Furthermore, the volatility in the capital markets has caused stress to all financial institutions and, our business is dependent upon these counterparties for, among other things, financing and interest rate derivatives.

In response to these conditions, we have continued our cautious approach, choosing to maintain our liquidity and exercise patience until the markets have settled.  We believe that ultimately this environment will create new opportunities in our markets for investors with credit and financial structuring expertise.  We believe that our balance sheet and investment management businesses will benefit from a market environment where assets are priced and structured more conservatively and there is less competition among investors.

Originations
We allocate investment opportunities between our balance sheet and investment management vehicles based upon our assessment of risk and return profiles, the availability and cost of capital, and applicable regulatory restrictions associated with each opportunity.  The combination of balance sheet and investment management capabilities allows us to maximize the scope of opportunities upon which we can capitalize.  Notwithstanding the combined capabilities of our platform, we decided to continue a defensive posture in light of the continued volatility.  The table below summarizes our gross originations and the allocation of opportunities between our balance sheet and the investment management business for the nine month period ended September 30, 2008 and the year ended December 31, 2007.

Gross Originations(1) (2)
(in millions)	Nine months ended September 30, 2008	Year ended December 31, 2007
Balance sheet	$48	$1,454
Investment management	404	1,011
Total originations	$452	$2,465

(1)	Includes total commitments both funded and unfunded.
(2)
Includes $0 and $315 million of participations sold recorded on our balance sheet relating to participations that we sold to CT Large Loan 2006, Inc. for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively. We have included these originations in balance sheet originations and not in investment management originations in order to avoid double counting.

Our balance sheet investments include CMBS and commercial real estate debt and related instruments, or Loans, which we collectively refer to as our Interest Earning Assets.  Originations of Interest Earning Assets for our balance sheet for the nine months ended September 30, 2008 and the year ended December 31, 2007 are detailed in the table below:

Balance Sheet Originations
(in millions)	Nine months ended September 30, 2008			Year ended December 31, 2007
	Originations(1)	Yield(2)	LTV / Rating(3)	Originations(1)	Yield(2)	LTV / Rating(3)
CMBS	$1	45.02%	BB+	$111	8.92%	BB-
Loans(4)	47	7.10	55.8%	1,343	7.67	64.4%
Total / Weighted Average	$48	7.62%		$1,454	7.77%

(1)	Includes total commitments both funded and unfunded.
(2)	Yield on floating rate originations assumes LIBOR at September 30, 2008 and December 31, 2007, of 3.93% and 4.60%, respectively.
(3)
Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security and exclude $3.0 million face value ($1.0 million book value ) at September 30, 2008 and $36.4 million face value ($36.4 million book value) at December 31, 2007 of unrated equity investments in collateralized debt obligations. Loan to Value (LTV) is based on third party appraisals received by us when each loan is originated.

(4)
Includes $0 and $315 million of participations sold recorded on our balance sheet relating to participations that we sold to CT Large Loan 2006, Inc. for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively. We have included these originations in balance sheet originations and not in investment management originations in order to avoid double counting.

The table below shows our Interest Earning Assets at September 30, 2008 and December 31, 2007.  In any period, the ending balance of Interest Earning Assets will be impacted not only by new balance sheet originations, but also by repayments, advances, sales and losses, if any.

Interest Earning Assets
(in millions)	September 30, 2008			December 31, 2007
	Book Value	Yield(1)	LTV / Rating(2)	Book Value	Yield(1)	LTV / Rating(2)
CMBS	$851	7.17%	BB	$877	7.35%	BB+
Loans	2,044	6.99	64.9%	2,258	7.80	66.5%
Total / Weighted Average	$2,895	7.04%		$3,135	7.67%

(1)	Yield on floating rate Interest Earning Assets assumes LIBOR at September 30, 2008 and December 31, 2007, of 3.93% and 4.60%, respectively.
(2)
Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security and exclude $37.9 million face value ($37.5 million book value) of unrated equity investments in collateralized debt obligations. LTV is based on third party appraisals received by us when each loan is originated.

In some cases our loan originations are not fully funded at closing, creating an obligation for us to make future fundings, which we refer to as Unfunded Loan Commitments.  Typically, Unfunded Loan Commitments are part of construction and transitional loans.  At September 30, 2008, our ten Unfunded Loan Commitments were $74 million and, net of in place financing commitments from our lenders, our net Unfunded Loan Commitments were $21 million.

In addition to our investments in Interest Earning Assets, we have two equity investments in unconsolidated subsidiaries as of September 30, 2008. The first is an equity co-investment in a private equity fund that we manage, CT Mezzanine Partners III, Inc., or Fund III.  The second is an equity co-investment in another private equity fund formed in 2007 that we manage, CT Opportunity Partners I, LP, or CTOPI.

The table below details the carrying value of those investments, as well as their capitalized costs.

Equity Investments
(in thousands)	September 30,	December 31,
	2008	2007
Fund III	$617	$923
CTOPI	3,199	(60)
Capitalized costs/other	6	114
Total	$3,822	$977

Asset Management
We actively manage our balance sheet portfolio and the assets held by our investment management vehicles.  While our investments are primarily in the form of debt, which generally means that we have limited influence over the operations of the collateral securing our portfolios, we are aggressive in exercising the rights afforded to us as a lender.  These rights can include collateral level budget approvals, lease approvals, loan covenant enforcement, escrow/reserve management/collection, collateral release approvals and other rights that we may negotiate.  The table below details balance sheet Interest Earning Assets loss experience for the nine months ended September 30, 2008 and the twelve months ended December 31, 2007, and the percentage of non-performing and/or impaired investments at September 30, 2008 and December 31, 2007.

Portfolio Performance
(in millions)	September 30, 2008	December 31, 2007
Interest Earning Assets	$2,895	$3,135
Losses
Principal Balance	$10	$0
Percentage of Interest Earnings Assets	0.3%	0.0%
Non-performing/impaired loans
Principal Balance, net	$17 (1)	$6 (2)
Percentage of Interest Earnings Assets	0.61%	0.2%

(1)
At September 30, 2008, includes one first mortgage loan with a principal balance of $12 million and a subordinate mortgage loan with a principal balance of $5 million against which we have no reserves and a $50 million mezzanine loan against which we reserved $50 million in the second quarter. The principal balance gross of reserves was $67 million or 2.3% of Interest Earning Assets.

(2)
At December 31, 2007, includes one second mortgage loan with a principal balance of $10 million against which we had reserved $4 million. The principal balance gross of reserves was $10 million or 0.3% of Interest Earning Assets.

At quarter end, a $5.5 million subordinate mortgage loan secured by a multifamily property was classified as non performing.  Although the loan continues to pay interest, the borrower failed to meet certain conditions required to exercise an option to extend the maturity date.  We did not record a provision for loan loss against this loan due to our expectation that we will have a full recovery.  As of September 30, 2008, including the aforementioned loan, we had three loans with aggregate net book balances of $17.3 million ($67.3 million gross book value, net of $50.0 million of reserves) that were classified as non performing.  The two pre-existing non performing loans are: (i) a $50.0 million mezzanine loan secured by a portfolio of office properties that matured during the first quarter of 2008 and was extended for one year.  Management made the decision in the second quarter of 2008 to record a $50.0 million reserve against the asset based upon conclusions reached with respect to the probability of recovery on the loan; and (ii) an $11.8 million parri passu participation in a first mortgage loan secured by a multifamily property that ceased making payments in the first quarter of 2008.  Subsequent to September 30, 2008, we foreclosed on the collateral.  We have not recorded a provision for loan loss against this investment given our expectation for a full recovery.  We did not accrue interest on the two pre-existing non performing loans in the third quarter.

We actively manage our CMBS investments using a combination of quantitative tools and loan/property level analysis in order to monitor the performance of the securities and their collateral versus our original expectations.  Securities are analyzed on a monthly basis for delinquency, transfers to special servicing, and changes to the servicer’s watchlist population.  Realized loan losses are tracked on a monthly basis and compared to our original loss expectations.  On a periodic basis, individual loans of concern are also re-underwritten.  Updated collateral loss projections are then compared to our original loss expectations to determine how each investment is performing.  Based on our review of the portfolio, we concluded that no impairments were warranted in the nine months ended September 30, 2008.  At quarter end, there were significant differences between the estimated fair value and the book value of some of our CMBS investments.  We believe these differences to be related to the disruption in the capital markets and the general negative bias toward structured financial products and not reflective of a change in cash flow expectations from these securities.

The ratings performance of our CMBS portfolio over the nine months ended September 30, 2008 and the year ended December 31, 2007 is detailed below:

CMBS Rating Activity(1)
	Nine months ended September 30, 2008	Year ended December 31, 2007
Upgrades	7	24
Downgrades	7	3

(1)	Represents activity from any of Fitch Ratings, Standard & Poor’s and/or Moody’s Investors Service.

Two trends in asset performance that we foresee for the fourth quarter of 2008 and into 2009 are (i) borrowers faced with maturities will have a more difficult time refinancing their properties in light of the volatility and lack of liquidity in the capital markets, (ii) real estate fundamentals will deteriorate as the U.S. economy continues to slow and (iii) capitalization rates for commercial real estate will continue to increase.

Capitalization
Our balance sheet investment activities are capital intensive and the availability and cost of capital is a critical component of our business.  We capitalize our business with a combination of debt and equity.  Our debt sources, which we refer to as Interest Bearing Liabilities, currently include repurchase agreements and secured debt, CDOs, a senior unsecured credit facility, and junior subordinated debentures (which we also refer to as trust preferred securities).  Our equity capital is currently comprised entirely of common equity.  The table below shows our capitalization mix as of September 30, 2008 and December 31, 2007:

Capital Structure(1)
(in millions)	September 30, 2008	December 31, 2007
Repurchase obligations and secured debt	$816	$912
Collateralized debt obligations	1,159	1,192
Senior unsecured credit facility	100	75
Junior subordinated debentures	129	129
Total Interest Bearing Liabilities	$2,204	$2,308
All-in cost of Debt(2)	5.27%	5.66%

Shareholders’ Equity	$478	$408
Ratio of Interest Bearing Liabilities to Shareholders’ Equity	4.6:1	5.7:1

(1)	Excludes participations sold.
(2)	Floating rate liabilities assume LIBOR at September 30, 2008 and December 31, 2007, of 3.93% and 4.60%, respectively.

We use leverage to enhance our returns on equity by attempting to:  (i) maximize the differential between the yield of our Interest Earning Assets and the cost of our Interest Bearing Liabilities, and (ii) optimize the amount of leverage employed.  The use of leverage, however, adds risk to our business, magnifying our shareholders’ exposure to asset level risk by subordinating our equity interests to our debt capital providers.  The level of leverage we utilize is based upon what we believe to be the risk associated with our assets, as well as the structure of our liabilities.  In general, we will apply greater amounts of leverage to lower risk assets and vice versa.  In addition, structural features of our leverage, such as recourse, collateral mark-to-market provisions and duration, factor into the amounts of leverage we are comfortable applying to our Interest Earning Assets.  Our sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt-to-equity and debt service coverage ratios) as well as the maintenance of a minimum net worth.

A summary of selected structural features of our debt as of September 30, 2008 and December 31, 2007 is detailed in the table below:

Interest Bearing Liabilities
	September 30, 2008	December 31, 2007
Weighted average maturity (1)	4.0 yrs.	4.1 yrs.
% Recourse	47.5%	48.1%
% Subject to mark-to-market provisions	37.1%	39.5%

(1)	Based upon balances as of September 30, 2008 and December 31, 2007.

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

Our CDOs are non-recourse, non-mark-to-market, index matched financings that generally carry a lower cost of debt and allow for higher levels of leverage than our other financing sources.  During the first nine months of 2008, we did not issue any new CDOs for our balance sheet, however, we continued contributing assets to our previously issued reinvesting CDOs, CDO I with a reinvestment period that expired in July 2008, and CDO II with a reinvestment period that expires in April 2010.  Our CDO liabilities as of September 30, 2008 and December 31, 2007 are described below:

Collateralized Debt Obligations
(in millions)			September 30,		December 31,
			2008		2007
	Issuance Date	Type	Book Value	All in Cost(1)	Book Value	All in Cost(1)
CDO I(2)	7/20/04	Static	$252	5.01%	$253	5.67%
CDO II (2)	3/15/05	Reinvesting	299	4.65	299	5.32
CDO III	8/04/05	Static	258	5.37	261	5.37
CDO IV(2)	3/15/06	Static	350	4.51	379	5.11
Total			$1,159	4.85%	$1,192	5.34%

(1)	Includes amortization of premiums and issuance costs.
(2)	Floating rate CDO liabilities assume LIBOR at September 30, 2008 and December 31, 2007, of 3.93% and 4.60%, respectively.

Repurchase obligation and secured loan agreement financings provide us with an important revolving component to our liability structure.  Our repurchase agreements provide stand alone financing for certain assets and interim, or warehouse, financing for assets that we plan to contribute to our CDOs.  At any point in time, the amounts and the cost of our repurchase and secured loan borrowings are based upon the assets being financed – higher risk assets will attract lower levels of leverage at higher costs and vice versa.  The table below summarizes our repurchase agreement liabilities as of September 30, 2008 and December 31, 2007:

Repurchase Agreements
($ in millions)	September 30, 2008	December 31, 2007
Repurchase facility and secured debt amounts	$1,478	$1,600
Counterparties	6	5
Outstanding repurchase borrowings and secured debt	$816	$912
All-in cost	L + 1.53%	L + 1.20%

Our repurchase obligations and secured loan agreements generally include collateral mark-to-market features.  The mark-to-market provisions in our repurchase facilities and secured loan agreements are designed to keep our lenders’ credit exposure constant as a percentage of the market value of the assets pledged as security to them.  As market credit spreads have increased and asset values have declined, the gross amount of leverage available to us has been reduced as our assets have been marked-to-market.  The impact to date from these marks to market has been a reduction in our liquidity.  In addition, our repurchase agreements are not term matched financings and mature from time to time.  In 2008, we have experienced lower advance rates and higher pricing under these agreements as we negotiate renewals and extensions of these liabilities.  Furthermore, the volatility in the capital markets has caused stress to all financial institutions and, our business is dependent upon these counterparties for, among other things, financing and interest rate derivatives.

Our total borrowings at September 30, 2008 under master repurchase agreements, asset specific arrangements and our secured loan agreement were $816.2 million, and we had the ability to borrow an additional $42.2 million without pledging additional collateral.  Loans and CMBS with a carrying value of $1.3 billion are pledged as collateral for our repurchase agreements.

In April 2008, we terminated the $6 million loan specific repurchase agreement with Lehman Brothers related to the SunCal loan, eliminating our obligation thereunder. According to the termination agreement, Lehman Brothers retained possession of the loan and we extinguished the debt for no further consideration.

In May 2008, we entered into a new loan and security agreement with Lehman Brothers.  The agreement provides for an $18.0 million loan to us with a maturity date in September 2013.  The loan is designed to finance an individual asset on a recourse basis at a cash cost of LIBOR plus 1.50%.

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

In July 2008, we extended the availability period under our $250 million master repurchase agreement with Citigroup to July 28, 2009.  As part of the extension agreement, the repurchase dates for certain outstanding borrowings were extended to July 29, 2010 with the remainder retaining their October 11, 2011 final maturities.

In July 2008, we extended the purchase period of our $300 million master repurchase agreement with Morgan Stanley to July 29, 2009.  We also terminated an un-utilized $50 million master repurchase facility with Morgan Stanley which was originally designed to warehouse finance CDO eligible assets.

On October 24, 2008, we extended $355 million of master repurchase agreements with JP Morgan (and the legacy Bear Stearns subsidiaries) to October 23, 2010. The weighted average advance rate under the agreements is 79% and pricing is LIBOR plus 1.49% on a blended basis. In connection with the extension, we eliminated the excess availability under these agreements and agreed to reduce the outstanding borrowings by $30 million in return for cushion from future margin calls.

In March 2007, we closed a $50.0 million senior unsecured revolving credit facility with WestLB AG, which we amended in September 2007, increasing the size to $100 million and adding new lenders to the syndicate.  In March 2008, we exercised our term-out option under the agreement, extending the maturity date of the $100 million principal balance outstanding to March 2009 as a non-revolving term loan.  The loan bears interest at a cost of LIBOR plus 1.75% (LIBOR plus 2.03% on an all-in basis).

The most subordinated components of our debt capital structure are junior subordinated debentures that back trust preferred securities issued to third parties.  These securities represent long-term, subordinated, unsecured financing and generally carry limited operational covenants.  At September 30, 2008, we had issued $129 million of junior subordinated debentures that back $125 million of trust preferred securities sold to third parties in two separate issuances. On a combined basis, the junior subordinated debentures provide us with financing at a cash cost of 7.20% and an all-in effective rate of 7.30%.

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

Shareholders’ Equity
	September 30, 2008	December 31, 2007
Book value (in millions)	$478	$408
Shares
Class A common stock	21,730,288	17,165,528
Restricted stock	359,843	423,931
Stock units	166,384	94,587
Options(1)	5,544	84,743
Total	22,262,059	17,768,789
Book value per share	$21.49	$22.97

(1)	Dilutive shares issuable upon the exercise of outstanding options assuming a September 30, 2008 and December 31, 2007 stock price, respectively, and the treasury stock method.

At September 30, 2008, we had 22,090,131 of our class A common stock and restricted stock outstanding.

Other Balance Sheet Items
Participations sold represent participations in loans that we originated and sold to CT Large Loan 2006, Inc. and third parties.  We present these sold interests as both assets and liabilities (in equal amounts) in conformity with GAAP on the basis that these arrangements do not qualify as sales under FAS 140.  At September 30, 2008, we had six such participations sold with a total book balance of $337 million at a weighted average yield of LIBOR plus 3.30% (7.23% at September 30, 2008).  The income earned on the loans is recorded as interest income and an identical amount is recorded as interest expense on the consolidated statements of income.

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

Our counterparties in these transactions are financial institutions and we are dependent upon the health of these counterparties and a functioning interest rate derivative market in order to effectively execute our hedging strategy.

The table below details our interest rate exposure as of September 30, 2008 and December 31, 2007:

Interest Rate Exposure
(in millions)	September 30, 2008		December 31, 2007
Value Exposure to Interest Rates(1)
Fixed rate assets	$883		$948
Fixed rate liabilities	(400)		(403)
Interest rate swaps	(505)		(513)
Net fixed rate exposure	$(22)		$32
Weighted average maturity (assets)	7.2	yrs	7.4	yrs
Weighted average coupon (assets)	6.90%		7.10%

Cash Flow Exposure to Interest Rates(1)
Floating rate assets	$2,044		$2,235
Floating rate debt less cash	(2,007)		(2,280)
Interest rate swaps	505		513
Net floating rate exposure	$542		$468

Net income impact from 100 bps change in LIBOR	$5.4		$4.7

(1)	All values are in terms of face or notional amounts.

Investment Management Overview
In addition to our balance sheet investment activities, we act as an investment manager for third parties.  The purpose of our investment management business is to leverage our platform, generating fee revenue from investing third party capital and, in certain instances, co-investment income.  Our active investment management mandates are described below:

•
CTOPI is a multi-investor private equity fund designed to invest in commercial real estate debt and equity, specifically taking advantage of the current dislocation in the commercial real estate capital markets.  On July 14, 2008, CTOPI held its final closing with $540 million total equity commitments.  We have committed to invest $25 million in the vehicle and entities controlled by our chairman have committed to invest $20 million.  The fund’s investment period expires in December 2010, and we earn base management fees as the investment manager to CTOPI (1.60% of available equity commitments during the investment period and of invested capital thereafter).  In addition, we earn gross incentive management fees of 20% of profits after a 9% preferred return and a 100% return of capital.

•
CT High Grade Partners II, LLC held its initial closing in June 2008 with $667 million of commitments from two institutional investors.  The fund targets senior debt opportunities in the commercial real estate debt sector and does not employ leverage.  We earn a 0.40% management fee on invested capital.

•
CT High Grade closed in November 2006, with a single, related party investor committing $250 million. This separate account targets low risk subordinate debt investments and does not utilize leverage and we earn management fees of 0.25% per annum of invested assets.  In July 2007, we upsized the account by $100 million to $350 million and extended the investment period to July 2008.

•
CT Large Loan closed in May 2006 with total equity commitments of $325 million from eight third party investors. The fund employs leverage and we earn management fees of 0.75% per annum of invested assets (capped at 1.5% on invested equity).  The investment period ended in May 2008.

•
CTX Fund I, L.P., or CTX Fund, is a single investor fund designed to invest in collateralized debt obligations, or CDOs, sponsored, but not issued, by us.  We do not earn fees on the CTX Fund, however, we earn CDO management fees from the CDOs in which the CTX Fund invests.  We sponsored one such CDO in 2007, a $500 million CDO secured primarily by credit default swaps referencing CMBS.

•
Fund III is a co-sponsored vehicle with a joint venture partner that closed in August of 2003, invested from 2003 to 2005 and is currently liquidating in the ordinary course.  We have a co-investment in the fund, earn 100% of base management fees and we split incentive management fees with our partner – our partner receives 37.5% of Fund III incentive management fees.

At September 30, 2008, we managed five private equity funds and one separate account through our wholly-owned, taxable, investment management subsidiary, CT Investment Management Co., LLC, or CTIMCO.

Investment Management Mandates
					Incentive Management Fee
	Type	Total Equity Commitments ($ in millions)	Co-Investment%	Base Management Fee	Company %	Employee %

Investing:
CTOPI	Fund	$540	4.63%(1)	1.60% (Equity)	100%(2)(3)	0%(3)
CT High Grade II	Fund	667	0%	0.40% (Assets)	N/A	N/A
CT High Grade	Sep. Acct.	350	0%	0.25% (Assets)	N/A	N/A

Liquidating:
CT Large Loan	Fund	325	(4)	0.75% (Assets) (5)	N/A	N/A
CTX Fund	Fund	10(6)	(4)	(7)	100%(7)	0%(7)
Fund III	Fund	425	4.71%	1.42% (Equity)	57%(8)	43%(9)

(1)	We have committed to invest $25 million in CTOPI.
(2)	CTIMCO earns gross incentive management fees of 20% of profits after a 9% preferred return on capital and a 100% return of capital, subject to a catch-up.
(3)	We have not allocated any of the CTOPI incentive management fee to employees as of September 30, 2008.
(4)	We co-invest on a pari passu, asset by asset basis with CT Large Loan and CTX Fund.
(5)	Capped at 1.5% of equity.
(6)	In 2008, we reduced the total capital commitment in the CTX Fund to $10 million.
(7)
CTIMCO serves as collateral manager of the CDOs in which the CTX Fund invests and CTIMCO earns base and incentive management fees as CDO collateral manager.  At September 30, 2008 we manage one such $500 million CDO and earn base management fees of 0.15% of assets and have the potential to earn incentive management fees.

(8)	CTIMCO earns gross incentive management fees of 20% of profits after a 10% preferred return on capital and a 100% return of capital, subject to a catch up.
(9)	Portions of the Fund III incentive management fees received by us have been allocated to our employees as long-term performance awards.

The table below describes the status of our investment management vehicles as of September 30, 2008 and December 31, 2007.

Investment Management Snapshot
(in millions)	September 30, 2008	December 31, 2007

CTOPI
Assets	$286	$69
Equity commitments(1)	$540	$314
Incentive fees collected	$—	$—
Incentive fees projected(2)	$—	$—
Status(3)	Investing	Investing

CT High Grade II
Assets	$133	$—
Equity commitments	$667	$—
Status(3)	Investing	N/A

CT High Grade
Assets	$344	$305
Equity	$344	$305
Status(3)	Investing	Investing

CT Large Loan
Assets	$251	$323
Equity	$55	$130
Status(4)	Liquidating	Investing

CTX Fund
Assets(5)	$500	$500
Equity	$8	$7
Status(4)	Liquidating	Investing

Fund III
Assets	$41	$47
Equity	$10	$15
Incentive fees collected(6)	$5.6	$5.6
Incentive fees projected(2)	$1.9	$2.6
Status(4)	Liquidating	Liquidating

(1)	On July 14, 2008, CTOPI held its final closing with $540 million of committed equity.
(2)	Assumes assets were sold and liabilities were settled on October 1, 2008 and January 1, 2008, respectively, at the recorded book value, and the fund’s equity and income was distributed for the respective period ends.
(3)	CTOPI, CT High Grade II, and CT High Grade investment periods expire in December 2010, June 2009 and July 2008, respectively.
(4)	Fund III’s investment period ended in June 2005. The CTX Fund’s investment period ended February 2008. CT Large Loan’s investment period expired May 2008.
(5)	Represents the total notional cash exposure to CTX CDO I collateral.
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

Comparison of Results of Operations: Three Months Ended September 30, 2008 vs. September 30, 2007
(in thousands, except per share data)
	2008	2007	$ Change	% Change
Income from loans and other investments:
Interest and related income	$44,141	$64,712	$(20,571)	(31.8%)
Interest and related expenses	28,175	43,716	(15,541)	(35.5%)
Income from loans and other investments, net	15,966	20,996	(5,030)	(24.0%)

Other revenues:
Management fees	3,477	1,115	2,362	211.8%
Servicing fees	116	173	(57)	(32.9%)
Other	483	173	310	179.2%
Total other revenues	4,076	1,461	2,615	179.0%

Other expenses:
General and administrative	5,711	6,840	(1,129)	(16.5%)
Depreciation and amortization	13	61	(48)	(78.7%)
Total other expenses	5,724	6,901	(1,177)	(17.1%)

Loss from equity investments	(625)	(109)	(516)	473.4%
Provision (benefit) for income taxes	26	(50)	76	(152.0%)
Net income	$13,667	$15,497	$(1,830)	(11.8%)

Net income per share - diluted	$0.61	$0.87	$(0.26)	(29.9%)

Dividend per share	$0.60	$0.80	$(0.20)	(25.0%)

Average LIBOR	2.62%	5.43%	(2.81%)	(51.7%)

Income from loans and other investments

A decline in Interest Earning Assets ($89 million or 3% from September 30, 2007 to September 30, 2008) and a 52% decrease in average LIBOR contributed to a $20.6 million (32%) decrease in interest income between the third quarter of 2007 and the third quarter of 2008.  Lower LIBOR and lower levels of leverage resulted in a $15.5 million, or 36%, decrease in interest expense for the period.  On a net basis, net interest income decreased by $5.0 million, or 24%.

Management  fees

Base management fees from our investment management business increased $2.4 million (212%) during the third quarter of 2008 compared with the third quarter of 2007.  The increase was attributed primarily to $2.4 million of new fee revenue earned from CTOPI.

Servicing fees

Servicing fees declined $57,000 or 33% from the third quarter of 2007 to 2008.

Other revenue

Other revenue increased by $310,000, or 179%, from the third quarter of 2007 to the third quarter of 2008 primarily from investing our higher levels of cash in interest bearing accounts.

General and administrative expenses

General and administrative expenses include compensation and benefits for employees, operating expenses and professional fees.  Total general and administrative expenses decreased 17% between the third quarter of 2007 and the third quarter of 2008.  The decrease was a result of lower levels of employment costs.

Depreciation and amortization

Depreciation and amortization decreased by $48,000 or 79% between the third quarter of 2007 and the third quarter of 2008 due primarily to the capitalized costs associated with Fund III being fully amortized during the first quarter of 2008.

Loss from equity investments

The loss from equity investments in the third quarter of 2008 resulted primarily from our share of operating losses at Fund III and CTOPI.  The loss from equity investments in the third quarter of 2007 resulted primarily from our portion of operating losses of $157,000 at Bracor offset by $48,000 of income from Fund III.  We sold our investment in Bracor during the fourth quarter of 2007.

Income taxes

We did not pay any taxes at the REIT level in either the third quarter of 2007 or 2008.  However, CTIMCO, our investment management subsidiary, is a taxable REIT subsidiary and subject to taxes on its earnings.  In the third quarter of 2008, CTIMCO recorded operating income before income taxes of $1.3 million, which when combined with GAAP to tax differences and changes in valuation allowances resulted in a provision for income taxes of $26,000.  In the third quarter of 2007, CTIMCO recorded an operating loss before income taxes of $2.0 million, which resulted in an income tax benefit of $955,000, $905,000 of which we reserved and $50,000 of which we recorded.

Net income

Net income decreased by $1.8 million from the third quarter of 2007 to the third quarter of 2008.  The decrease in net income was primarily attributed to a $5.0 million decrease in net interest margin offset by an increase of $2.4 million in management fees.  On a diluted per share basis, net income was $0.61 and $0.87 in the third quarter of 2008 and 2007, respectively.

Dividends

Our dividend for the third quarter of 2008 was $0.60 per share, a decline of $0.20 per share from the third quarter of 2007.

Comparison of Results of Operations: Nine Months Ended September 30, 2008 vs. September 30, 2007
(in thousands, except per share data)
	2008	2007	$ Change	% Change
Income from loans and other investments:
Interest and related income	$149,725	$190,959	$(41,234)	(21.6%)
Interest and related expenses	98,918	120,008	(21,090)	(17.6%)
Income from loans and other investments, net	50,807	70,951	(20,144)	(28.4%)

Other revenues:
Management fees	9,827	2,446	7,381	301.8%
Incentive management fees	—	962	(962)	(100.0%)
Servicing fees	337	285	52	18.2%
Other	1,307	754	553	73.3%
Total other revenues	11,471	4,447	7,024	157.9%

Other expenses:
General and administrative	18,819	21,483	(2,664)	(12.4%)
Depreciation and amortization	140	1,450	(1,310)	(90.3%)
Total other expenses	18,959	22,933	(3,974)	(17.3%)

Gain on extinguishment of debt	6,000	—	6,000	N/A
(Provision for)/recovery of losses on loan impairment	(56,000)	4,000	(60,000)	(1,500.0%)
Gain on sale of investments	374	—	374	N/A
Loss from equity investments	(549)	(1,042)	493	(47.3%)
Benefit for income taxes	475	304	171	56.25%
Net (loss) income	$(6,381)	$55,727	$(62,108)	(111.5%)

Net income per share - diluted	$(0.31)	$3.14	$(3.45)	(109.8%)

Dividend per share	$2.20	$2.40	$(0.20)	(8.3%)

Average LIBOR	2.84%	5.36%	(2.52%)	(47.0%)

Income from loans and other investments

Inter period changes in Interest Earning Assets, a 47% decrease in average LIBOR, a write off of $776,000 of accrued interest receivable in the second quarter of 2008, and a $4.3 million interest payment in the second quarter of 2007 from the successful resolution of a non performing loan, contributed to a $41.2 million (22%) decrease in interest income between the first nine months of 2007 and the first nine months of 2008.  Lower LIBOR and lower levels of leverage resulted in a $21.1 million, or 18%, decrease in interest expense for the period.  On a net basis, net interest income decreased by $20.1 million, or 28%.

Management fees

Base management fees from our investment management business increased $7.4 million (302%) during the first nine months of 2008 compared with the first nine months of 2007.  The increase was attributed primarily to $6.8 million of new fee revenue earned from CTOPI.

Incentive management fees

Incentive management fees from the investment management business decreased by $962,000 as no incentive fee income was recorded in the first nine months of 2008 and $962,000 of incentive management fees from CT Mezzanine Partners II LP, or Fund II, were recognized in the first nine months of 2007.

Servicing fees

Servicing fee income during the first nine months of 2008 was $337,000 compared with $285,000 in the first nine months of 2007.  The 18% increase in servicing fee revenue was a result of recognizing revenue relating to the servicing contracts acquired as part of our purchase of the healthcare origination platform in June 2007.

Other revenue

Other revenue increased by $553,000, or 73%, from the first nine months of 2007 to the first nine months of 2008 primarily from investing our higher levels of cash in interest bearing accounts.

General and administrative expenses

General and administrative expenses include compensation and benefits for employees, operating expenses and professional fees.  Total general and administrative expenses decreased 12% between the first nine months of 2007 and the first nine months of 2008.  The decrease was a result of lower levels of base employment costs.

Depreciation and amortization

Depreciation and amortization decreased by $1.3 million or 90% between the first nine months of 2007 and the first nine months of 2008 due primarily to the write off of $1.3 million of capitalized costs related to the liquidation of Fund II in the first quarter of 2007.

Gain on extinguishment of debt

$6.0 million of debt forgiveness by a creditor was recorded as a gain on extinguishment of debt in the second quarter of 2008.  We recorded no such gains for the nine months ended September 30, 2007.

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

Loss from equity investments

The loss from equity investments in the first nine months of 2008 resulted primarily from our share of operating losses at Fund III and CTOPI.  The loss from equity investments in the first nine months of 2007 resulted primarily from the amortization of $384,000 of capitalized costs passed through to us from the general partner of Fund II, our portion of operating losses at Fund II (as it paid incentive management fees during the period) and our portion of operating losses of $641,000 at Bracor.  We sold our investment in Bracor during the fourth quarter of 2007.

Income taxes

We did not pay any taxes at the REIT level in either the first nine months of 2007 or 2008.  However, CTIMCO, our investment management subsidiary, is a taxable REIT subsidiary and subject to taxes on its earnings.  In the nine months ended September 30, 2008, CTIMCO recorded operating income before income taxes of $1.7 million, which when combined with GAAP to tax differences and changes in valuation allowances resulted in an income tax benefit of $475,000. $254,000 of the tax benefit recorded for the nine months ended September 30, 2007 was a result of the reversal of a tax liability reserve at Capital Trust, Inc.  In the nine months ended September 30, 2007, CTIMCO recorded an operating loss before income taxes of $4.9 million, which resulted in an income tax benefit of $3.1 million, $2,950,000 of which we reserved and $304,000 of which we recorded.

Net income

Net income decreased by $62.1 million from the nine months ended September 30, 2007 to the nine months ended September 30, 2008.  The decrease in net income was primarily attributed to a $60 million increase in provision for losses and a $20.1 million decrease in net interest income, partially offset by a $7.4 million increase in management fees and a $6.0 million gain on the forgiveness of debt.  On a diluted per share basis, net (loss) income was ($0.31) and $3.14 in the nine months ended September 30, 2008 and 2007, respectively.

Dividends

Our dividends declared for the nine months ended September 30, 2008 were $2.20 per share, a decline of $0.20 per share from the nine months ended September 30, 2007.

Liquidity and Capital Resources

We expect to use our available capital resources to make additional investments in our existing portfolios and, eventually, to invest in new opportunities for our balance sheet.  We intend to continue to employ leverage on our balance sheet to enhance our return on equity. At September 30, 2008, our net liquidity was as follows:

Net Liquidity
(in millions)	September 30, 2008
Available cash	$133
Available borrowings	42
Total immediate liquidity	175
Net unfunded commitments(1)	(43)
Net liquidity	$132

(1)
Represents gross unfunded commitments of $74 million less respective in place financing commitments from our lenders of $53  million and our commitments ($22 million) to our active investment management funds.

At September 30, 2008, we had total immediate liquidity of $175 million comprised of $115 million in cash, $18 million in restricted cash and $42 million of immediately available liquidity from our repurchase agreements. Our primary sources of liquidity during the next 12 months are expected to be cash on hand, cash generated from operations, principal and interest payments received on loans and investments, additional borrowings under our repurchase agreements, stock offerings, proceeds from our direct stock purchase plan and dividend reinvestment plan, and other capital raising activities.  We believe these sources of capital will be adequate to meet both short-term and medium-term cash requirements.

Cash Flows

We experienced a net increase in cash of $89.4 million for the nine months ended September 30, 2008, compared to a net decrease of $2.3 million for the nine months ended September 30, 2007.

Cash provided by operating activities during the nine months ended September 30, 2008 was $43 million, compared to cash provided by operating activities of $68 million during the same period of 2007.  The change was primarily due to lower levels of income from loans and other investments, net.

For the nine months ended September 30, 2008, cash provided by investing activities was $102 million, compared to $333 million used in investing activities during the same period in 2007.  The change was primarily due to a decrease in originations, acquisitions, and additional fundings of $864 million during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, and a decrease in principal repayments of $423 million for the same periods.

For the nine months ended September 30, 2008, cash used by financing activities was $56 million, compared to $263 million provided by financing activities during the same period in 2007.  The change was primarily due to proceeds from and repayments on repurchase obligations and the issuance of junior subordinated debentures and activity on other debt in the nine months ended September 30, 2007.

Capitalization

Our authorized capital stock consists of 100,000,000 shares of $.01 par value class A common stock, of which 22,090,131 shares were issued and outstanding at September 30, 2008 and 100,000,000 shares of preferred stock, none of which were outstanding at September 30, 2008.

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

On September 16, 2008, we declared a dividend of $0.60 per share of class A common stock applicable to the three-month period ended September 30, 2008, which was paid on October 15, 2008 to shareholders of record on September 30, 2008.

On October 15, 2008, we issued 5,368 shares of class A common stock under our dividend reinvestment plan.  Net proceeds totaled approximately $47,000.

Repurchase Obligations and Secured Debt

At September 30, 2008, we were party to nine master repurchase agreements with four counterparties with total facility amounts of $1.5 billion. We were also a party to asset specific repurchase obligations and a secured loan agreement.  At September 30, 2008, these asset specific borrowings totaled $37.9 million.  Our total borrowings at September 30, 2008 under master repurchase agreements, asset specific arrangements and our secured loan agreement were $816.2 million, and we had the ability to borrow an additional $42.2 million without pledging additional collateral.  Loans and CMBS with a carrying value of $1.3 billion are pledged as collateral for our repurchase agreements.

The terms of these agreements are described in Note 7 of the consolidated financial statements and in the capitalization discussion above in this Item 2.

Collateralized Debt Obligations

At September 30, 2008, we had CDOs outstanding from four separate issuances with a total face value of $1.2 billion.  Our CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet representing the amortized sales price of the securities we sold to third parties.  Our one reinvesting CDO provides us with $298.9 million of debt financing at a cash cost of LIBOR plus 0.49% (4.42% at September 30, 2008) and an all-in effective interest rate (including the amortization of issuance costs) of LIBOR plus 0.73% (4.66% at September 30, 2008).  Our three static CDOs provide us with $859.9 million of financing with a cash cost of 4.69% and an all-in effective interest rate of 4.91% at September 30, 2008.  On a combined basis, our CDOs provide us with $1.2 billion of non-recourse, non-mark-to-market, index matched financing at a weighted average cash cost of 0.53% over the applicable indices (4.62% at September 30, 2008) and a weighted average all-in cost of 0.76% over the applicable indices (4.85% at September 30, 2008).  Additional liquidity will be generated when assets that are currently pledged under repurchase obligations are contributed to our reinvesting CDO as the difference between the repurchase price under our repurchase agreements is generally less than the leverage available to us in our CDOs.  At September 30, 2008, we had additional liquidity of $18 million in our CDOs in the form of restricted cash.

Senior Unsecured Credit Facility

In March 2007, we closed a $50.0 million senior unsecured revolving credit facility with WestLB AG, which was amended in September 2007 to increase the size to $100.0 million and add new lenders to the syndicate.  In March 2008, we exercised our term-out option under the agreement, extending the maturity date of the $100 million principal balance outstanding to March 2009 as a non revolving term loan.  The loan bears interest at a cost of LIBOR plus 1.75% (LIBOR plus 2.03% on an all in basis).

Junior Subordinated Debentures

At September 30, 2008, we had a total of $129 million of junior subordinated debentures outstanding (securing $125 million of trust preferred securities sold to third parties).  Junior subordinated debentures are comprised of two issuances of debentures, $77 million of debentures (securing $75 million of trust preferred securities) issued in March 2007 and $52 million of debentures (securing $50 million of trust preferred securities) issued in 2006. On a combined basis the securities provide us with $125 million of financing at a cash cost of 7.20% and an all-in effective rate of 7.30%.

Contractual Obligations

The following table sets forth information about certain of our contractual obligations as of September 30, 2008:

Contractual Obligations
(in millions)
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations
Repurchase obligations and secured debt	$816	$718	$80	$18	$—
Collateralized debt obligations	1,157	—	—	—	1,157
Participations sold	337	—	56	281	—
Senior unsecured credit facility	100	100	—	—	—
Junior subordinated debentures	129	—	—	—	129

Total long-term debt obligations	2,539	818	136	299	1,286

Unfunded commitments
Loans	74	—	17	57	—
Equity investments	22	—	22	—	—

Total unfunded commitments	96	—	39	57	—

Operating lease obligations	14	1	3	3	7
Total	$2,649	$819	$178	$359	$1,293

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

As of September 30, 2008, a 100 basis point change in LIBOR would impact our net income by approximately $5.4 million.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates and credit spreads at September 30, 2008.  For financial assets and debt obligations, the table presents cash flows (in the cases of CMBS and Loans) to the expected maturity and weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates.  Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.  Weighted average variable rates are based on rates in effect as of the reporting date.

	Expected Maturity/Repayment Dates
	Fourth Quarter 2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(dollars in thousands)
Assets:

CMBS
Fixed Rate	$32,277	$5,842	$12,902	$70,856	$192,229	$395,183	$709,289	$584,384
Interest Rate(1)	6.15%	7.61%	7.23%	7.62%	7.16%	6.29%	6.68%
Variable Rate	$110	$44,020	$83,164	$1,975	$5,840	$39,689	$174,798	$88,819
Interest Rate(1)	7.83%	6.05%	7.26%	5.93%	7.47%	9.45%	7.45%

Loans
Fixed Rate	$444	$17,967	$1,997	$24,864	$2,124	$123,121	$170,517	$170,647
Interest Rate(1)	8.27%	8.52%	8.23%	8.42%	7.76%	7.61%	7.83%
Variable Rate	$22,413	$30,405	$176,243	$834,702	$804,072	$13,000	$1,880,835	$1,753,206
Interest Rate(1)	7.77%	7.48%	6.91%	6.64%	7.07%	5.89%	6.87%

Interest rate swaps
Notional Amounts	$21,600	$48,733	$13,383	$46,400	$81,887	$293,489	$505,492	$(19,918)
Fixed Pay Rate(1)	5.47%	4.77%	5.06%	4.65%	4.98%	5.01%	4.97%
Variable Receive Rate(1)	3.93%	3.93%	3.93%	3.93%	3.93%	3.93%	3.93%

Liabilities:

Repurchase obligations and secured debt
Variable Rate	$388,236	$340,436	$69,522	—	—	$18,014	$816,208	$816,208
Interest Rate(1)	4.76%	5.57%	5.20%	—	—	5.43%	5.15%

CDOs
Fixed Rate	$2,419	$3,042	$5,541	$41,593	$68,965	$148,273	$269,833	$193,174
Interest Rate(1)	5.18%	6.22%	5.21%	5.10%	5.16%	5.42%	5.30%
Variable Rate	$3,050	$60,837	$46,479	$260,462	$207,616	$308,898	$887,342	$589,261
Interest Rate(1)	4.29%	4.29%	4.26%	4.29%	4.52%	4.48%	4.41%

Senior unsecured credit facility
Fixed Rate	—	$100,000	—	—	—	—	$100,000	$95,897
Interest Rate(1)	—	5.68%	—	—	—	—	5.68%

Junior subordinated debt
Fixed Rate	—	—	—	—	—	$128,875	$128,875	$74,250
Interest Rate(1)	—	—	—	—	—	7.20%	7.20%

Participations sold
Variable Rate	—	—	—	$91,258	$245,823	—	$337,081	$316,863
Interest Rate(1)	—	—	—	5.79%	7.76%	—	7.22%

_________________________________________
(1) Represents weighted average rates where applicable.

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

_____________________
• Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL TRUST, INC.

October 30, 2008	/s/ John R. Klopp
Date	John R. Klopp
Chief Executive Officer

October 30, 2008	/s/ Geoffrey G. Jervis
Date	Geoffrey G. Jervis
Chief Financial Officer