Form 10-K
period 2008-12-31
CAPITAL TRUST INC
filed 2009-03-16
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
The aggregate market value of the outstanding class A common stock held by non-affiliates of the registrant was approximately $296,277,924 as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.
OUTSTANDING STOCK
As of February 28, 2009 there were 21,846,545 outstanding shares of class A common stock. The class A common stock is listed on the New York Stock Exchange (trading symbol “CT”).
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

Overview

We are a fully integrated, self-managed, real estate finance and investment management company that specializes in credit sensitive financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. From the inception of our finance business in 1997 through December 31, 2008, we have completed over $11.0 billion of investments in the commercial real estate debt arena. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes and we are headquartered in New York City.

Operating Segments

Segment revenue and profit information is presented in Note 20 to the consolidated financial statements.

Current Market Conditions

During 2008, the general economic environment deteriorated precipitously, leaving the U.S economy and many economies around the world in a state of severe economic recession. In addition, the global capital markets continued to be in a severe state of crisis. The impact on commercial real estate has been a combination of: (i) decreased, and expected further decreases, in property level cash flows and (ii) lack of capital, both debt and equity, to allow for markets to function in an orderly manner. Transaction volume has declined significantly, credit spreads for all forms of mortgage debt reached all-time highs, issuance levels of commercial mortgage backed securities, or CMBS, ground to a halt, and other forms of financing from the debt markets have been dramatically curtailed. Financial institutions still hold significant inventories of unsold loans and CMBS, creating a further overhang on the markets. These factors have combined to create significant decreases in property values and have and will continue to impact the performance of our existing portfolio of assets. Furthermore, the volatility in the capital markets has caused severe stress to all financial institutions and our business is dependent upon these counterparties for, among other things, financing and interest rate derivatives.

Restructuring of Our Debt Obligations

On March 16, 2009, we consummated a restructuring of substantially all of our recourse debt obligations with certain of our secured and unsecured creditors pursuant to the amended terms of our secured credit facilities, our senior unsecured credit agreement, and certain of our trust preferred securities.

Secured Credit Facilities

In connection with the restructuring, we amended our secured, recourse credit facilities with: (i) JPMorgan Chase Bank, N.A., JPMorgan Chase Funding Inc. and J.P. Morgan Securities Inc., or collectively JPMorgan, (ii) Morgan Stanley Bank, N.A., or Morgan Stanley, and (iii) Citigroup Financial Products Inc. and Citigroup Global Markets Inc., or collectively Citigroup. We collectively refer to JPMorgan, Morgan Stanley and Citigroup as the participating secured lenders. Further, as part of the restructuring, we also entered into an agreement to terminate our secured, recourse facility with Goldman Sachs Mortgage Company, or Goldman Sachs. We had previously, on February 25, 2009, terminated our secured financing with UBS Real Estate Securities Inc., or UBS.

Specifically, on March 16, 2009, we entered into separate amendments to the respective master repurchase agreements with JPMorgan, Morgan Stanley and Citigroup. Pursuant to the terms of each such agreement, we repaid the balance outstanding with each participating secured lender by an amount equal to three percent (3%) of the current outstanding principal amount due under its existing secured, recourse credit facility, $17.7 million in the aggregate, and further amended the terms of each such facility, without any change to the collateral pool securing the debt owed to each participating secured lender, to provide the following:

•
Maturity dates were modified to one year from the March 16, 2009 effective date of each respective agreement, which maturity date may be extended further for two one-year periods. The first one-year extension option is exercisable by us so long as the outstanding balance as of the first extension date is less than or equal to a certain amount, which is a reduction of twenty percent (20%), including the upfront payment described above, of the outstanding principal amount from the date of the amendment, and no other defaults or events of default have occurred and are continuing, or would be caused by such extension. The second one-year extension option is exercisable by each participating secured lender in its sole discretion.

•
We agreed to pay each participating secured lender periodic amortization as follows: (i) mandatory payments, payable monthly in arrears, in an amount equal to sixty-five (65%) (subject to adjustment in the second year) of the net interest income generated by each such lender’s collateral pool, and (ii) one hundred percent (100%) of the principal proceeds received from the repayment of assets in each such lender’s collateral pool. In addition, under the terms of the amendment with Citigroup, we agreed to pay Citigroup an additional quarterly amortization payment equal to the lesser of: (x) Citigroup’s then outstanding senior secured credit facility balance or (y) the product of (i) the total cash paid (including both principal and interest) during the period to our senior unsecured credit facility in excess of an amount equivalent to LIBOR plus 1.75% based upon a $100.0 million facility amount, and (ii) a fraction, the numerator of which is Citigroup’s then outstanding senior secured credit facility balance and the denominator is the total outstanding secured indebtedness of the participating secured lenders.

•
We further agreed to amortize each participating secured lender’s secured debt at the end of each calendar quarter on a pro rata basis until we have repaid our secured, recourse credit facilities and thereafter our senior unsecured credit facility in an amount equal to any unrestricted cash in excess of the sum of (i) $25.0 million, and (ii) any unfunded loan and co-investment commitments.

•	Each participating secured lender was relieved of its obligation to make future advances with respect to unfunded commitments arising under investments in its collateral pool.

•
We received the right to sell or refinance collateral assets as long as we apply one hundred percent (100%) of the proceeds to pay down the related secured credit facility balance subject to minimum release price mechanics.

•
We eliminated the cash margin call provisions and amended the mark-to-market provisions so that future changes in collateral value will be determined based upon changes in the performance of the underlying real estate collateral in lieu of the previous provisions which were based on market spreads. Beginning six months after the date of execution of the agreements, each collateral pool will be valued monthly on this basis. If the ratio of a participating secured lender’s total outstanding secured credit facility balance to total collateral value exceeds 1.15x the ratio calculated as of the effective date of the amended agreements, we will be required to liquidate collateral in order to return to compliance with the prescribed loan to collateral value ratio or post other collateral to bring the ratio back into compliance.

In each master repurchase agreement amendment and the amendment to our senior unsecured credit agreement described in greater detail below, which we collectively refer to as our restructured debt obligations, we also replaced all existing financial covenants with the following uniform covenants which:

•
prohibit new balance sheet investments except, subject to certain limitations, co-investments in our investment management vehicles or protective investments to defend existing collateral assets on our balance sheet;

•	prohibit the incurrence of any additional indebtedness except in limited circumstances;

•
limit the total cash compensation to all employees and, specifically with respect to our chief executive officer, chief operating officer and chief financial officer, freeze their base salaries at 2008 levels, and require cash bonuses to any of them to be approved by a committee comprised of one representative designated by the secured lenders, the administrative agent under the senior unsecured credit facility and the chairman of our board of directors;

•	prohibit the payment of cash dividends to our common shareholders except to the minimum extent necessary to maintain our REIT status;

•	require us to maintain a minimum amount of liquidity, as defined, of $7.0 million in 2009 and $5.0 million thereafter;

•
trigger an event of default if both our chief executive officer and chief operating officer cease their current employment with us during the term of the agreement and we fail to hire a replacement acceptable to the lenders; and

•
trigger an event of default, if any event or condition occurs which causes any obligation or liability of more than $1.0 million to become due prior to its scheduled maturity or any monetary default under our restructured debt obligations if the amount of such obligation is at least $1.0 million.

Pursuant to the restructuring, the interest rates on our secured borrowings will remain the same as those in effect as of December 31, 2008. In exchange for maintenance of these historic rates, on March 16, 2009 we issued, or irrevocably committed to issue as of such date, JPMorgan, Morgan Stanley and Citigroup warrants to purchase 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share, which is equal to the closing bid price on the New York Stock Exchange on March 13, 2009. The warrants will become exercisable on March 16, 2012 and expire on March 16, 2019, and may be exercised through a cashless exercise.

The warrants were issued, or irrevocably committed to be issued, in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933, as amended, and the safe harbor of Rule 506 under Regulation D. Any certificates representing such securities will contain restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act of 1933. No form of general solicitation or general advertising was conducted in connection with the issuance.

The foregoing descriptions of the amendments to the secured credit facilities with the participating secured lenders, the amendment to the senior unsecured credit facility and the warrant agreement with respect to the warrants are qualified in their entirety by reference to Exhibits 10.49b, 10.46d and 10.69, respectively, to this Form 10-K.

On March 16, 2009, we also entered into an agreement to terminate the master repurchase agreement with Goldman Sachs, pursuant to which we satisfied the indebtedness due under the Goldman Sachs secured credit facility. Specifically, we: (i) pre-funded certain required advances of approximately $2.4 million under one loan in the collateral pool, (ii) paid Goldman Sachs $2.6 million to effect a full release to us of another loan, and (iii) transferred all of the other assets that served as collateral for Goldman Sachs to Goldman Sachs for a purchase price of $85.7 million as payment in full for the balance remaining under the secured credit facility. Goldman Sachs agreed to release us from any further obligation under the secured credit facility. The foregoing description is qualified in its entirety by reference to Exhibit 10.47e to this Form 10-K.

Previously, on February 25, 2009, we entered into a satisfaction, termination and release agreement with UBS pursuant to which the parties terminated their right, title, interest in, to and under a master repurchase agreement. We consented to the transfer to UBS, and UBS unconditionally accepted and retained all of our rights, title and interest in a loan financed under the master repurchase agreement in complete satisfaction of all of our obligations, including all amounts due thereunder. The foregoing description is qualified in its entirety by reference to Exhibit 10.71 to this Form 10-K.

We are currently in negotiations with Lehman Brothers to resolve the $18.0 million outstanding balance under our secured, recourse credit facility with such firm, which finances a single asset.

Senior Unsecured Credit Agreement

On March 16, 2009, we entered into an amended and restated senior unsecured credit agreement governing our $100.0 million term loan from WestLB AG, New York Branch, participant and administrative agent, Fortis Capital Corp., Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Morgan Stanley Bank, N.A. and Deutsche Bank Trust Company Americas, which we collectively refer to as the senior unsecured lenders. Pursuant to the amended and restated senior unsecured credit agreement, we and the senior unsecured lenders agreed to:

•
Extend the maturity date of the senior unsecured credit agreement to be co-terminus with the maturity date of the secured credit facilities with the participating secured lenders (as they may be further extended until March 16, 2012, as described above);

•	Increase the cash interest rate under the senior unsecured credit agreement to LIBOR plus 3.0% per annum (from LIBOR plus 1.75%), plus an accrual rate of 7.20% per annum less the cash interest rate;

•
Initiate quarterly amortization equal to the greater of: (i) $5.0 million per annum and (ii) 25% of the annual cash flow received from our currently unencumbered collateralized debt obligation interests;

•	Pledge our unencumbered collateralized debt obligation interests and provide a negative pledge with respect to certain other assets; and

•	Replace all existing financial covenants with substantially identical covenants and default provisions to those described above in the participating secured credit facilities.

The foregoing description is qualified in its entirety by reference to the amended and restated credit agreement filed as Exhibit 10.70 to this Form 10-K.

Trust Preferred Securities

On March 16, 2009, we reached an agreement with Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd., Taberna Preferred Funding VIII, Ltd. and Taberna Preferred Funding IX, Ltd., or collectively Taberna, to issue new junior subordinated notes in exchange for $50.0 million face amount of trust preferred securities issued through our statutory trust subsidiary CT Preferred Trust I held by affiliates of Taberna, which we refer to as the Trust I Securities, and $53.1 million face amount of trust preferred securities issued through our statutory trust subsidiary CT Preferred Trust II held by affiliates of Taberna, which we refer to as the Trust II Securities. We refer to the Trust I Securities and the Trust II Securities together as the Trust Securities. The Trust Securities were backed by and recorded as junior subordinated debentures issued by us with terms that mirror the Trust Securities.

Pursuant to the exchange agreement dated March 16, 2009, by and among us and Taberna, we issued $118.6 million aggregate principal amount of new junior subordinated notes due on April 30, 2036 (an amount equal to 115% of the current aggregate face amount of the Trust Securities being exchanged). The interest rate payable under the new subordinated notes is 1% per annum from March 16, 2009, through and including April 29, 2012, which we refer to as the modification period. After the modification period, the interest rate will revert to a blended rate equal to that which was previously payable under the notes underlying the Trust Securities, a fixed rate of 7.23% per annum through and including April 29, 2016 and thereafter a floating rate, reset quarterly, equal to three month LIBOR plus 2.44% until maturity. The new junior subordinated notes will be contractually senior to the remaining trust preferred securities, will mature on April 12, 2036 and will be freely redeemable by us at par at any time. The new junior subordinated notes contain a covenant that through April 30, 2012, subject to certain exceptions, we may not declare or pay dividends or distributions on, or redeem, purchase or acquire any of our equity interests (other than remaining trust preferred securities not exchanged) except to the extent necessary to maintain our status as a REIT. Except for the foregoing, the new junior subordinated notes contain substantially similar provisions as the Trust Securities. The foregoing description is qualified in its entirety by reference to the Exchange Agreement filed as Exhibit 10.72 to this Form 10-K.

As part of the agreement with Taberna, we also agreed to pay $750,000 to cover third party fees and costs incurred in connection with the exchange transaction.

Current Period Financial Statement Impact:

While the restructuring of our debt obligations was finalized subsequent to December 31, 2008 and the amendments to the respective agreements and termination of our facility with UBS were executed in the first quarter of 2009, certain elements of the transaction require us to amend the presentation of certain items in our consolidated financial statements for the fiscal year ended December 31, 2008. Specifically, the aggregate $140.4 million (face value) of loans sold to Goldman Sachs and UBS have been reclassified under the consolidated balance sheet classification, loans held-for-sale, and a valuation allowance of $48.3 million, reflecting the difference between the carrying value of the loans and the sale price, was recorded on the consolidated statement of operations.

Developments during Fiscal Year 2008

During the year ended December 31, 2008, we originated $553.2 million (on a gross basis) of new investments in 27 separate transactions. Of this total, we closed $55.0 million directly for our balance sheet and $498.2 million for our managed funds and accounts, which we refer to as investment management vehicles.

Primarily as a result of principal repayments, our balance sheet portfolio of interest earning assets comprised of loans and CMBS, decreased from $3.1 billion (160 separate investments) at year end 2007 to $2.6 billion (150 separate investments) at year end 2008. At year end, we held 73 loans with an aggregate book value of $1.8 billion and our CMBS portfolio was comprised of 77 bonds with an aggregate book value of $852 million. In addition to interest earning assets, our balance sheet assets include loans held-for-sale and our equity investments in unconsolidated subsidiaries, primarily comprised of our co-investments in our investment management vehicles.

In 2008, our overall portfolio migrated in the following manner:

•	New investments in interest earning assets of $47.8 million, net of related purchase discounts.

•	Total fundings under existing loan commitments of $89.8 million, which resulted in remaining unfunded loan commitments of $54.2 million as of year end.

•	Total principal payments received on interest earning assets, including receipts from asset sales, of $420.4 million.

•
An aggregate provision for possible credit losses of $57.6 million was taken against five loans with a total principal balance of $82.1 million, and a $10.0 million loan against which we previously recorded a $4.0 provision was written-off as uncollectable. In addition, we foreclosed on one loan with a book balance of $11.9 million and have taken a $2.0 million impairment on that asset.

•
Ratings activity on our CMBS portfolio included a total of 13 securities which received ratings downgrades and 6 securities which received ratings upgrades. We recorded a $900,000 other-than-temporary impairment on one CMBS investment with a net book value of $3.5 million.

•	Maturity dates were extended on 5 loans with an aggregate principal balance of $61.8 million.

On the capital raising front, we raised $125.5 million of new balance sheet equity capital in 2008 through the following transactions:

•	In March 2008, we closed a public offering of 4,000,000 shares of class A common stock, from which we received net proceeds of approximately $112.6 million.

•	During 2008, we issued 488,563 shares of class A common stock under our dividend reinvestment and direct stock purchase plans, from which we received net proceeds of approximately $12.9 million.

In 2008, we renewed or obtained new financing commitments as follows:

•
In March 2008, we exercised the term-out option under our senior unsecured credit facility with WestLB, extending the maturity date of the $100 million principal balance outstanding for one year as a non-revolving term loan.

•	In May 2008, we entered into a new $18.0 million loan and security agreement with Lehman Brothers.

•	In June 2008, we amended our master repurchase agreements with the former Bear Stearns entities by extending the termination date of each obligation to October 2008.

•	In July 2008, we extended the availability period under our $250.0 million master repurchase agreement with Citigroup to July 2009.

•	In July 2008, we extended the purchase period of our $300.0 million master repurchase agreement with Morgan Stanley to July 2009.

•	In October 2008, we combined the JP Morgan and Bear Stearns repurchase facilities and extended the resultant $355 million facility for two years.

As described above, in 2008, we continued to expand our investment management business by raising a new private equity vehicle, CT High Grade Partners II, LLC, or CT High Grade II, and obtaining additional equity commitments in our other actively investing vehicle, CT Opportunity Partners I, LP., or CTOPI. During 2008, excluding incentive management fees, revenues from our investment management business grew to $12.9 million, an increase of 270% from 2007 levels.

•
CT High Grade II held its initial closing in June 2008 with $667 million of commitments from two institutional investors. The fund targets senior debt opportunities in the commercial real estate debt sector and does not employ leverage. We earn a 0.40% per annum management fee on invested capital.

•
CTOPI is a multi-investor private equity fund designed to invest in commercial real estate debt and equity, specifically taking advantage of the current dislocation in the commercial real estate capital markets. On July 14, 2008, CTOPI held its final closing completing its capital raise with $540 million of total equity commitments. We have committed to invest $25 million in the vehicle and entities controlled by our chairman have committed to invest $20 million. The fund’s investment period expires in December 2010, and we earn base management fees as the investment manager to CTOPI (equal to 1.60% per annum of total equity commitments during the investment period and of invested capital thereafter). In addition, we earn gross incentive management fees of 20% of profits after a 9% preferred return and a 100% return of capital.

•
CT High Grade MezzanineSM closed in November 2006, with a single, related party investor committing $250 million. This separate account targets lower risk subordinate debt investments and does not utilize leverage and we earn management fees of 0.25% per annum on invested assets. In July 2007, we upsized the account by $100 million to $350 million and extended the investment period to July 2008.

•
CT Large Loan 2006, Inc. closed in May 2006 with total equity commitments of $325 million from eight third party investors. The fund employs leverage and we earn management fees of 0.75% per annum of invested assets (capped at 1.5% on invested equity). The investment period ended in May 2008.

•
CTX Fund I, L.P., or CTX Fund, is a single investor fund designed to invest in collateralized debt obligations, or CDOs, sponsored, but not issued, by us. We do not earn fees on the CTX Fund, however, we earn CDO management fees from the CDOs in which the CTX Fund invests. We sponsored one such CDO in 2007, a $500 million CDO secured primarily by credit default swaps referencing CMBS.

•
CT Mezzanine Partners III, Inc., or Fund III, is a vehicle we co-sponsored with a joint venture partner that had an investment period that ran from 2003 to 2005. The fund is currently liquidating in the ordinary course. We have a co-investment in the fund, earn 100% of base management fees and we split incentive management fees with our partner, who receives 37.5% of Fund III’s incentive management fees.

Platform

Our platform consists of 33 full time professionals with extensive real estate credit, capital markets and structured finance expertise. Our senior management team has, on average, over 20 years of industry experience. Founded in 1997, our business has been built on long-standing relationships with borrowers, brokers and our origination partners. This extensive network produces a pipeline of investment opportunities from which we select only those transactions that we believe exhibit a compelling risk/return profile. Once a transaction that meets our parameters is identified, we apply a disciplined process founded on four elements:

•	intense credit underwriting;

•	creative financial structuring;

•	efficient capitalization; and

•	aggressive asset management.

The first element, and the foundation of our platform, is our credit underwriting. For each prospective investment, an in-house underwriting team is assigned to perform an intense ground-up analysis of all aspects of credit risk. Our underwriting process is embodied in our proprietary credit policies and procedures that detail the due diligence steps from initial client contact through closing. We have developed the capability to apply this methodology to a high volume of investment opportunities, including CMBS transactions with a large number of underlying loans, through the combination of personnel, procedures and technology. On all levels, input is received from our finance, capital markets, credit and legal teams, as well as from various third parties, including our credit providers.

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

Efficient capitalization is the third integral element of our platform. We utilize multiple debt and equity products to capitalize our balance sheet and investment management business. As such, we seek to maintain adequate liquidity to defend the balance sheet and investment management vehicles against reasonable capital market and real estate market volatility.

The final element of our platform is aggressive asset management. We pride ourselves on our active style of managing our portfolios. From the closing of an investment through its final repayment, our dedicated asset management team is in constant contact with our borrowers and servicers, monitoring performance of our collateral and enforcing our rights as necessary. We are rated/approved as a special servicer by all three rating agencies, allowing us to exercise a substantial level of control in certain structured transactions, such as CMBS.

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

Depending on our assessment of relative value, our real estate investments may take a variety of forms including, but not limited to:

•
Mortgage Loans—These are secured property loans evidenced by a first mortgage which is senior to any mezzanine financing and the owner’s equity. These loans may finance stabilized properties, may serve as bridge loans providing required interim financing to property owners or may provide construction and development financing. Our mortgage loans vary in duration and typically require a balloon payment of principal at maturity. These investments may include pari passu participations in mortgage loans. We may also originate and fund first mortgage loans in which we intend to sell the senior tranche, thereby creating what we refer to as a subordinate mortgage interest.

•
Subordinate Mortgage Interests—Sometimes known as B Notes, these are loans evidenced by a junior participation in a first mortgage, with the senior participation known as an A Note. Although sometimes evidenced by its own promissory note, subordinate mortgage interests have the same borrower and benefit from the same underlying obligation and collateral as the A Note lender. The subordinate mortgage interest is subordinated to the A Note by virtue of a contractual arrangement between the A Note lender and the subordinate mortgage interest lender and in most instances is contractually limited in rights and remedies in the case of default. In some cases, there may be multiple senior and/or junior interests in a single mortgage loan.

•
Mezzanine Loans—These include both property and corporate mezzanine loans. Property mezzanine loans are secured property loans that are subordinate to a first mortgage loan, but senior to the owner’s equity. A mezzanine property loan is evidenced by its own promissory note and is typically made to the owner of the property-owning entity, which is typically the first mortgage borrower. It is not secured by a mortgage on the property, but by a pledge of the borrower’s ownership interest in the property-owning entity. Subject to negotiated contractual restrictions, the mezzanine lender generally has the right, following foreclosure, to become the owner of the property, subject to the lien of the first mortgage. Corporate mezzanine loans, on the other hand, are investments in or loans to real estate related operating companies, including REITs. Such investments may take the form of secured debt, preferred stock and other hybrid instruments such as convertible debt. Corporate mezzanine loans may finance, among other things, operations, mergers and acquisitions, management buy-outs, recapitalizations, start-ups and stock buy-backs generally involving real estate and real estate related entities.

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

Business Plan

Our near term business strategy is to continue to manage our balance sheet investments and existing investment management vehicles through the current volatile market, though our balance sheet investment activities cannot resume until we have retired or refinanced the existing restructured obligations due our lenders. At the same time, we expect to grow our investment management business and capitalize on new opportunities in the marketplace.

Competition

We are engaged in a competitive business. In our investment activities, we compete for opportunities with numerous public and private investment vehicles, including financial institutions, specialty finance companies, mortgage banks, pension funds, opportunity funds, hedge funds, REITs and other institutional investors, as well as individuals. Many competitors are significantly larger than us, have well established operating histories and may have greater access to capital, more resources and other advantages over us. These competitors may be willing to accept lower returns on their investments or to compromise underwriting standards and, as a result, our origination volume and profit margins could be adversely affected. In our investment management business, we compete with other investment management companies in attracting third party capital for our vehicles and many of our competitors are well established, possessing substantially greater financial, marketing and other resources.

Government Regulation

Our activities in the United States, including the financing of our operations, are subject to a variety of federal and state regulations. In addition, a majority of states have ceilings on interest rates chargeable to certain customers in financing transactions. Furthermore, our international activities are also subject to local regulations.

Employees

As of December 31, 2008, we had 33 full-time employees. Our staff is employed under a co-employment agreement with a third party human resources firm, Ambrose Employer Group, LLC. In addition, our chief operating officer and chief financial officer are employed under employment contracts. None of our employees are covered by a collective bargaining agreement and management considers the relationship with our employees to be good. In addition to our staff in New York, we contract for the services of an additional 15 dedicated professionals employed by a commercial real estate underwriting services firm in Chennai, India.

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

FORWARD LOOKING INFORMATION

Our Annual Report on Form l0-K for the year ended December 31, 2008, our 2008 Annual Report to Shareholders, any of our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K of the Company, or any other oral or written statements made in press releases or otherwise by or on behalf of Capital Trust, Inc., may contain forward looking statements within the meaning of the Section 21E of the Securities and Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward looking statements predict or describe our future operations, business plans, business and investment strategies and portfolio management and the performance of our investments and our investment management business. These forward looking statements are identified by their use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. We assume no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

Our actual results may differ significantly from any results expressed or implied by these forward looking statements. Some, but not all, of the factors that might cause such a difference include, but are not limited to:

•	the effects of the recent turmoil in the financial markets and general economic recession upon our ability to invest and manage our investments;

•	the general political, economic and competitive conditions in the United States and foreign jurisdictions where we invest;

•	the level and volatility of prevailing interest rates and credit spreads, magnified by the current turmoil in the credit markets;

•	adverse changes in the real estate and real estate capital markets;

•	difficulty in obtaining financing or raising capital, especially in the current constrained financial markets;

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

•	the risk factors set forth below, including those related to the restructuring of our debt obligations.

Risks Related to Our Investment Activities

Our efforts to stabilize our business with the restructuring of our debt obligations may not be successful as our balance sheet portfolio is subject to the risk of further deterioration and ongoing turmoil in the financial markets.

We have previously invested on a leveraged basis, which magnifies the consequences of a deterioration in the performance of our portfolio of investments. Even with the restructuring of our debt obligations, we may not be able to satisfy our obligations to our lenders and maintain the stability we intend from our restructuring. The impact of the economic recession on the commercial real estate sector in general, and our portfolio in particular, cannot be predicted and we expect to experience defaults by borrowers and other impairments to our investments. These events may trigger defaults under our restructured debt obligations that may result in the exercise of remedies that cause severe losses in the book value of our investments. Therefore, an investment in our class A common stock is subject to a high degree of risk.

Our restructured debt obligations with our lenders prohibit new balance sheet investment activities, which prevents us from growing our balance sheet portfolio.

Following a series of negotiations that were precipitated by our decision to conserve our cash resources and not meet further margin calls made by our secured lenders, we have restructured our debt obligations with our participating secured and unsecured lenders, a development that has consequences to our business. Under the terms of the restructured debt obligations, we are prohibited from acquiring or originating new investments. This restriction precludes us from growing our balance sheet portfolio at a time when investment opportunities that provide attractive risk-adjusted returns may otherwise be available to us. Our interest earning investments will continue to be reduced which will negatively impact our net investment income. There can be no assurance that we will be able to retire completely or refinance our restructured debt obligations so that we can resume our balance sheet investment activities.

Our liquidity will be impacted by our restructured debt obligations.

Our restructured debt obligations further reduce our current liquidity as a result of up front payments and ongoing required amortization and additional interest payments. The reduction in liquidity may impair our ability to meet our obligations and, given the covenants contained in our restructured debt obligations, our ability to improve our liquidity position will be constrained. In addition, we must maintain a minimum of $7.0 million in liquidity during 2009 and $5.0 million thereafter, a requirement that may limit our ability to make commitments to investment management vehicles and, ultimately, that we may not be able to achieve.

The U.S. and other financial markets have been in turmoil and the U.S. and other economies in which we operate are in the midst of an economic recession which can be expected to negatively impact our operations.

The U.S. and other financial markets have been experiencing extreme dislocations and a severe contraction in available liquidity globally as important segments of the credit markets are frozen as lenders are unwilling or unable to originate new credit. Global financial markets have been disrupted by, among other things, volatility in security prices, credit rating downgrades, the failure and near failure of a number of large financial institutions and declining valuations, and this disruption has been acute in real estate related markets. This disruption has lead to a decline in business and consumer confidence and increased unemployment and has precipitated an economic recession around the globe. As a consequence, owners and operators of commercial real estate that secure or back our investment may experience distress and real estate values in the U.S. or elsewhere may decline. We are unable to predict the likely duration or severity of the current disruption in financial markets and adverse economic conditions which could materially and adversely affect our business, financial condition and results of operations, including leading to significant impairment to our assets and our ability to generate income.

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

Real estate historically has experienced significant fluctuations and cycles in performance that may result in reductions in the value of our real estate related investments. The performance and value of our loans and investments once originated or acquired by us depends upon many factors beyond our control. The ultimate performance and value of our investments is subject to the varying degrees of risk generally incident to the ownership and operation of the properties which collateralize or support our investments. The ultimate performance and value of our loans and investments depends upon, in large part, the commercial property owner’s ability to operate the property so that it produces sufficient cash flows necessary either to pay the interest and principal due to us on our loans and investments or pay us as an equity advisor. Revenues and cash flows may be adversely affected by:

•	changes in national economic conditions;

•	changes in local real estate market conditions due to changes in national or local economic conditions or changes in local property market characteristics;

•	the extent of the impact of the current turmoil in the financial markets, including the lack of available debt financing for commercial real estate;

•	tenant bankruptcies;

•	competition from other properties offering the same or similar services;

•	changes in interest rates and in the state of the debt and equity capital markets;

•	the ongoing need for capital improvements, particularly in older building structures;

•	changes in real estate tax rates and other operating expenses;

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

In the event that any of the properties underlying or collateralizing our loans or investments experiences any of the foregoing events or occurrences, the value of, and return on, such investments, our profitability and the market price of our class A common stock would be negatively impacted. In addition, our restructured debt obligations contain covenants which limit the amount of protective investments we may make to preserve value in collateral securing our investments.

A prolonged economic slowdown, a lengthy or severe recession, a credit crisis, or declining real estate values could harm our operations or may adversely affect our liquidity.

We believe the risks associated with our business are more severe during periods of economic slowdown or recession like those we are currently experiencing, particularly if these periods are accompanied by declining real estate values. The recent dislocation of the global credit markets and anticipated collateral consequences to commercial activity of businesses unable to finance their operations as required may lead to a weakening of general economic conditions and precipitate declines in real estate values and otherwise exacerbate troubled borrowers’ ability to repay loans in our portfolio or backing our CMBS. Declining real estate values would likely reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of or investment in additional properties, which in turn could lead to fewer opportunities for our investment. Borrowers may also be less able to pay principal and interest on our loans as the real estate economy weakens. Continued weakened economic conditions could negatively affect occupancy levels and rental rates in the markets in which the collateral supporting our investments are located, which, in turn, may have a material adverse impact on our cash flows and operating results of our borrowers. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our basis in the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to operate our investment management business, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our share price.

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

We may not be able to obtain the level of leverage necessary to optimize or achieve our target rate of returns.

Our return on investment depends, in part, upon our ability to grow our balance sheet portfolio of invested assets and those of our investment management vehicles through the use of leverage at a cost of debt that is lower than the yield earned on our investments. Under the terms of the restructured debt obligations, we are required to cease our balance sheet investment activities and may not incur any further indebtedness unless used to retire the debt due our lenders. As a result, we are precluded from carrying out our historical leveraged investment strategy for our balance sheet.

We have historically obtained leverage through the issuance of CDOs, repurchase agreements and other borrowings. Our failure to obtain and/or maintain leverage at desired levels, or to obtain leverage on attractive terms, would have an adverse effect on our performance or that of our investment management vehicles. Moreover, we are dependent upon a limited universe of lenders to provide financing under repurchase agreements, and there can be no assurance that these agreements will be renewed or extended at expiration. Our ability to obtain financing through the CDO market, which has been closed since 2007, is subject to conditions in the financial markets which are impacted by factors beyond our control that may at times be adverse and reduce the level of investor demand for such securities. In particular, recent turmoil in the credit markets has severely impeded the ability of borrowers, even well capitalized borrowers, to obtain credit from lenders operating in virtually frozen credit markets, and it can be expected that this development will negatively impact our ability to finance our assets. At this time, we are unable to refinance our restructured debt obligations with our lenders. There can be no assurance that U.S. and non-U.S. government efforts to improve conditions in the credit markets will be successful in the short term or at all, and the amount of leverage available from our investment management vehicles’ lenders may be significantly reduced or, in certain cases, even eliminated.

We are obligated to fund unfunded commitments under our loan agreements.

We are required to fund unfunded obligations to our borrowers. Historically, prior to our restructuring, we relied upon our lenders to fund a portion of these commitments. Going forward, we can rely only on our immediately available liquidity to meet these commitments. If we do not have the liquidity in excess of the minimum amounts required under our restructured debt obligations, and the lenders do not consent to our obtaining additional financing, if available, we would default on these commitments and potentially lose value in these investments and expose ourselves to litigation.

We are subject to counterparty risk associated with our debt obligations and interest rate swaps.

Our counterparties for these critical financial relationships include both domestic and international financial institutions. Many of them have been severely impacted by the credit market turmoil and have been experiencing financial pressures. In some cases, our counterparties have filed bankruptcy.

We are subject to the general risk of a leveraged investment strategy and the specific risks of our restructured indebtedness.

Our restructured secured debt obligations are secured by our investments, which are subject to being revalued by our credit providers. If the value of the underlying property collateralizing our investments declines, we may be required to liquidate our investments, the impact of which could be magnified if such a liquidation is at a commercially inopportune time, such as the market environment we are currently experiencing. In addition, the occurrence of any event or condition which causes any obligation or liability of more than $1.0 million to become due prior to its scheduled maturity or any monetary default under our restructured debt obligations if the amount of such obligation is at least $1.0 million could constitute a cross-default under our restructured debt obligations. If a cross-default occurs, the maturity of almost all of our indebtedness could be accelerated and become immediately due and payable.

We may guarantee some of our leverage and contingent obligations.

We guarantee the performance of our obligations, including, but not limited to, our repurchase agreements, derivative agreements, obligations to co-invest in our investment management vehicles and unsecured indebtedness. The non-performance of such obligations may cause losses to us in excess of the capital we initially may have invested or committed under such obligations and there is no assurance that we will have sufficient capital to cover any such losses.

Our secured and unsecured credit agreements may impose restrictions on our operation of the business.

Under our secured and unsecured indebtedness, such as our credit and derivative agreements, we make certain representations, warranties and affirmative and negative covenants that restrict our ability to operate while still utilizing those sources of credit. Currently, our restructured debt obligations prohibit us from acquiring or originating new balance sheet investments except, subject to certain limitations, co-investments in our investment management vehicles or protective investments to defend existing collateral assets on our balance sheet, and from incurring additional indebtedness unless used to pay down such obligations. In addition, such representations, warranties and covenants include, but are not limited to covenants which:

•
limit the total cash compensation to all employees and, specifically with respect to our chief executive officer, chief operating officer and chief financial officer, freeze their base salaries at 2008 levels, and require cash bonuses to any of them to be approved by a committee comprised of one representative designated by the secured lenders, the administrative agent under the senior unsecured credit facility and the chairman of our board of directors;

•	prohibit the payment of cash dividends to our common shareholders except to the minimum extent necessary to maintain our REIT status;

•	require us to maintain a minimum amount of liquidity, as defined, of $7.0 million in 2009 and $5.0 million thereafter;

•
trigger an event of default if both our chief executive officer and chief operating officer cease their current employment with us during the term of the agreement and we fail to hire a replacement acceptable to the lenders; and

•
trigger an event of default, if any event or condition occurs which causes any obligation or liability of more than $1.0 million to become due prior to its scheduled maturity or any monetary default under our restructured debt obligations if the amount of such obligation is at least $1.0 million.

Our success depends on the availability of attractive investments and our ability to identify, structure, consummate, leverage, manage and realize returns on attractive investments.

Our operating results are dependent upon the availability of, as well as our ability to identify, structure, consummate, leverage, manage and realize returns on, credit sensitive investment opportunities for our managed vehicles and our balance sheet assuming we are able to resume balance sheet investment activity. In general, the availability of desirable investment opportunities and, consequently, our balance sheet returns and our investment management vehicles’ returns, will be affected by the level and volatility of interest rates, conditions in the financial markets, general economic conditions, the demand for credit sensitive investment opportunities and the supply of capital for such investment opportunities. We cannot make any assurances that we will be successful in identifying and consummating investments which satisfy our rate of return objectives or that such investments, once consummated, will perform as anticipated. In addition, if we are not successful in investing for our investment management vehicles, the potential revenues we earn from management fees and co-investment returns will be reduced. We may expend significant time and resources in identifying and pursuing targeted investments, some of which may not be consummated.

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

Our current balance sheet investments include loans with both floating interest rates and fixed interest rates. Floating rate investments earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically one month LIBOR). These floating rate loans are insulated from changes in value specifically due to changes in interest rates, however, the coupons they earn fluctuate based upon interest rates (again, typically one month LIBOR) and, in a declining and/or low interest rate environment, these loans will earn lower rates of interest and this will impact our operating performance. Fixed interest rate investments, however, do not have adjusting interest rates and, as prevailing interest rates change, the relative value of the fixed cash flows from these investments will cause potentially significant changes in value. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us or our investment management vehicles from the risks associated with interest rate changes and there is a risk that they may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us or our investment management vehicles against the foregoing risks.

Accounting for derivatives under GAAP is extremely complicated. Any failure by us to account for our derivatives properly in accordance with GAAP in our consolidated financial statements could adversely affect our earnings. In particular, cash flow hedges which are not perfectly correlated (and appropriately designated and/or documented as such) with a variable rate financing will impact our reported income as gains, and losses on the ineffective portion of such hedges.

Our use of leverage may create a mismatch with the duration and index of the investments that we are financing.

We attempt to structure our leverage to minimize the difference between the term of our investments and the leverage we use to finance such an investment. In the event that our leverage is shorter term than the financed investment, we may not be able to extend or find appropriate replacement leverage. In the event that our leverage is longer term than the financed investment, we may not be able to repay such leverage or replace the financed investment with an optimal substitute or at all, which will negatively impact our desired leveraged returns. Our attempts to mitigate such risk are subject to factors outside of our control, such as the availability to us of favorable financing and hedging options, which is subject to a variety of factors, of which duration and term matching are only two such factors.

Our loans and investments are illiquid, which will constrain our ability to vary our portfolio of investments.

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

We originate or acquire investments based on our estimates or projections of overall rates of return on such investments, which in turn are based upon, among other considerations, assumptions regarding the performance of assets, the amount and terms of available financing to obtain desired leverage and the manner and timing of dispositions, including possible asset recovery and remediation strategies, all of which are subject to significant uncertainty. In addition, events or conditions that we have not anticipated may occur, such as the recent volatility of the financial markets, and may have a significant effect on the actual rate of return received on an investment.

As we acquire or originate investments when permitted for our balance sheet portfolio, whether as new additions or as replacements for maturing investments, there can be no assurance that we will be able to originate or acquire investments that produce rates of return comparable to rates on our existing investments.

Investor demand for commercial real estate CDOs has been effectively eliminated.

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

The use of CDO financings may have a negative impact on our cash flow.

The terms of CDOs generally provide that the principal amount of investments must exceed the principal balance of the related bonds by a certain amount and that interest income exceeds interest expense by a certain amount. Certain of our CDOs provide that, if defaults, losses, or rating agency downgrades cause a decline in collateral value or cash flow levels, the cash flow otherwise payable to our retained subordinated classes may be redirected to repay classes of CDOs senior to ours until the tests are brought in compliance. In certain instances, we have breached these tests and cash flow has been redirected and there can be no assurances that this will not occur on all of our CDOs. Once breached there is no certainty about when or if the cash flow redirection will remedy the tests’ failure or that cash flow will be restored to our subordinated classes.

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

We may have difficulty or be unable to sell some of our loans and commercial mortgage backed securities.

A prolonged period of frozen capital markets and an out of favor real estate sector may prevent us from selling our loans and CMBS. Given the terms of our recent restructuring, we may be forced to sell assets in order to meet required debt reduction levels. If the market for real estate loans and CMBS remains in its current state, this may be difficult or impossible, causing further losses or events of default.

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

Synthetic investments are contracts between parties whereby payments are exchanged based upon the performance of an underlying obligation. In addition to the risks associated with the performance of the obligation, these synthetic interests carry the risk of the counterparty not performing its contractual obligations. Market standards, GAAP accounting methodology and tax regulations related to these investments are evolving, and we cannot be certain that their evolution will not adversely impact the value or sustainability of these investments. Furthermore, our ability to invest in synthetic investments, other than through taxable REIT subsidiaries, may be severely limited by the REIT qualification requirements because synthetic investment contracts generally are not qualifying assets and do not produce qualifying income for purposes of the REIT asset and income tests.

Risks Related to Our Investment Management Business and Management of CDOs

Our recent balance sheet restructuring may adversely impact our investment management business.

In large part, our ability to raise capital and garner other investment management and advisory business is dependent upon our reputation as a balance sheet manager and credit underwriter, as well as the ability to demonstrate that we have the resources to execute mandates. Our recent restructuring will likely negatively impact our abilities in this regard.

We are subject to risks and uncertainties associated with operating our investment management business, and we may not achieve the investment returns that we expect.

We will encounter risks and difficulties as we operate our investment management business. In order to achieve our goals as an investment manager, we must:

•	manage our investment management vehicles successfully by investing their capital in suitable investments that meet their respective investment criteria;

•	actively manage the assets in our portfolios in order to realize targeted performance;

•	create incentives for our management and professional staff to develop and operate the investment management business; and

•	structure, sponsor and capitalize future investment management vehicles that provide investors with attractive investment opportunities.

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

We face substantial competition from established participants in the private equity market as we offer investment management vehicles to third party investors.

We face significant competition from large financial and other institutions that have proven track records in marketing and managing vehicles and otherwise have a competitive advantage over us because they have access to pre-existing third party investor networks into which they can channel competing investment opportunities. If our competitors offer investment products that are competitive with products offered by us, we will find it more difficult to attract investors and to capitalize our investment management vehicles.

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

CTIMCO’s role as collateral manager for our CDOs and investment manager for our funds may expose us to liabilities to investors.

We are subject to potential liabilities to investors as a result of CTIMCO’s role as collateral manager for our CDOs and our investment management business generally. In serving in such roles, we could be subject to claims by CDO investors and investors in our funds that we did not act in accordance with our duties under our CDO and investment fund documentation or that we were negligent in taking or refraining from taking actions with respect to the underlying collateral in our CDOs or in making investments. In particular, the discretion that we exercise in managing the collateral for our CDOs and the investments in our investment management business could result in liability due to the current negative conditions in the commercial real estate market and the inherent uncertainties surrounding the course of action that will result in the best long term results with respect to such collateral and investments. This risk could be increased due to the affiliated nature of our roles. If we were found liable for our actions as collateral manager or investment manager and we were required to pay significant damages to our CDO and investment advisory investors, our financial condition could be materially adversely effected.

Risks Related to Our Company

We are dependent upon our senior management team to develop and operate our business.

Our ability to develop and operate our business depends to a substantial extent upon the experience, relationships and expertise of our senior management and key employees. We cannot assure you that these individuals will remain in our employ. The employment agreements with our chief executive officer, John R. Klopp, and our chief credit officer, Thomas C. Ruffing, were scheduled to expire on December 31, 2008, unless further extended, but prior to that date we entered in agreements with them committing the parties to determine whether or not to extend or renew their respective employment agreements and, if so extended or renewed, to execute amended employment agreements reflecting such change in the first quarter of 2009. The employment agreement with our chief operating officer, Stephen D. Plavin, would have expired on December 28, 2008, had we not exercised our option to extend for an additional twelve months. The employment agreement with our chief financial officer, Geoffrey G. Jervis, expires on December 31, 2009 (subject to our option to extend for an additional twelve months), unless further extended. There can be no assurance that Messrs. Klopp and Ruffing will enter into amended employment agreements extending their employment with us. In addition, the departure of both Mr. Klopp and Mr. Plavin from their employment with us constitutes an event of default under our restructured debt obligations unless a suitable replacement acceptable to the lenders is hired by us.

Our ability to compensate our employees is limited by our restructured debt obligations.

Our restructured debt obligations limit the aggregate cash compensation we are able to pay our employees (excluding our chief executive officer, chief operating officer and chief financial officer), to 2008 aggregate compensation levels. In the case of our chief executive officer, chief operating officer and chief financial officer, salaries are frozen at 2008 levels and cash bonus compensation must be approved by our lenders. This may impact our ability to retain our employees or attract new employees.

There may be conflicts between the interests of our investment management vehicles and us.

We are subject to a number of potential conflicts between our interests and the interests of our investment management vehicles. We are subject to potential conflicts of interest in the allocation of investment opportunities between our balance sheet once our balance sheet investment activity resumes and our investment management vehicles. In addition, we may make investments that are senior or junior to, participations in, or have rights and interests different from or adverse to, the investments made by our investment management vehicles. Our interests in such investments may conflict with the interests of our investment management vehicles in related investments at the time of origination or in the event of a default or restructuring of the investment. Finally, our officers and employees may have conflicts in allocating their time and services among us and our investment management vehicles.

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

Risks Relating to Our Class A Common Stock

Sales or other dilution of our equity may adversely affect the market price of our class A common stock.

In connection with restructuring our debt obligations, we issued, or irrevocably committed to issue, warrants to purchase 3,479,691 shares of our class A common stock, which represents approximately 16% of our outstanding class A common stock as of March 16, 2009. The market price of our class A common stock could decline as a result of sales of a large number of shares of class A common stock acquired upon exercise of the warrants in the market. If the warrants are exercised, the issuance of additional shares of class A common stock would dilute the ownership interest of our existing shareholders.

Because a limited number of shareholders, including members of our management team, own a substantial number of our shares, they may make decisions or take actions that may be detrimental to your interests.

Our executive officers and directors, along with vehicles for the benefit of their families, collectively own and control 2,602,476 shares of our class A common stock representing approximately 11.9% of our outstanding class A common stock as of February 28, 2009. W. R. Berkley Corporation, or WRBC, which employs one of our directors, owns 3,843,413 shares of our class A common stock, which represents 17.6% of our outstanding class A common stock as of February 28, 2009. By virtue of their voting power, these shareholders have the power to significantly influence our affairs and are able to influence the outcome of matters required to be submitted to shareholders for approval, including the election of our directors, amendments to our charter, mergers, sales of assets and other acquisitions or sales. The influence exerted by these shareholders over our affairs might not be consistent with the interests of some or all of our other shareholders. In addition, the concentration of ownership in our officers or directors or shareholders associated with them may have the effect of delaying or preventing a change in control of our company, including transactions in which you might otherwise receive a premium for your class A common stock, and might negatively affect the market price of our class A common stock.

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

Maryland Takeover Statutes. We are subject to the Maryland Business Combination Act which could delay or prevent an unsolicited takeover of us. The statute substantially restricts the ability of third parties who acquire, or seek to acquire, control of us to complete mergers and other business combinations without the approval of our board of directors even if such transaction would be beneficial to shareholders. “Business combinations” between such a third party acquirer or its affiliate and us are prohibited for five years after the most recent date on which the acquirer or its affiliate becomes an “interested shareholder.” An “interested shareholder” is defined as any person who beneficially owns 10 percent or more of our shareholder voting power or an affiliate or associate of ours who, at any time within the two-year period prior to the date interested shareholder status is determined, was the beneficial owner of 10 percent or more of our shareholder voting power. If our board of directors approved in advance the transaction that would otherwise give rise to the acquirer or its affiliate attaining such status, such as the issuance of shares of our class A common stock to WRBC, the acquirer or its affiliate would not become an interested shareholder and, as a result, it could enter into a business combination with us. Our board of directors could choose not to negotiate with an acquirer if the board determined in its business judgment that considering such an acquisition was not in our strategic interests. Even after the lapse of the five-year prohibition period, any business combination with an interested shareholder must be recommended by our board of directors and approved by the affirmative vote of at least:

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

The price of our class A common stock may be impacted by many factors.

As with any public company, a number of factors may impact the trading price of our class A common stock, many of which are beyond our control. These factors include, in addition to other risk factors mentioned in this section:

•	the level of institutional interest in us;

•	the perception of REITs generally and REITs with portfolios similar to ours, in particular, by market professionals;

•	the attractiveness of securities of REITs in comparison to other companies;

•	the market’s perception of our ability to successfully manage our portfolio and our recent restructuring; and;

•	the general economic environment and the commercial real estate property and capital markets.

Our restructured debt obligations restrict us from paying cash dividends, which reduces the attractiveness of an investment in our class A common stock.

The restrictions on our inability to pay cash dividends, except in a limited manner, will reduce the current dividend yield on our class A common stock and this can negatively impact the price of our class A common stock as investors seeking current income pursue alternative investments.

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

We expect in the future when we generate taxable income to pay quarterly dividends and to make distributions to our shareholders in amounts so that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with our compliance with other requirements, should enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. There are no assurances that we will be able to pay dividends in the future. In addition, some of our distributions may include a return of capital, which would reduce the amount of capital available to operate our business. There have been recent changes to the Internal Revenue Code that would allow us to pay required dividends in the form of additional shares of common stock equal in value up to 90% of the required dividend. We expect that as we undertake efforts to conserve cash and enhance our liquidity and comply with our restructured debt obligations covenants, future required dividends on our class A common stock will be paid in the form of class A common stock to the fullest extent permitted. There can be no assurance as to when we will no longer be subject to debt obligation covenants or will cease our efforts to conserve cash and enhance liquidity to an extent we believe positions us to resume the payment of dividends completely or substantially in cash.

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

We expect to continue to operate so as to qualify as a REIT under the Internal Revenue Code. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the tax code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

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

•
unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and thus, our cash available for distribution to shareholders would be reduced for each of the years during which we did not qualify as a REIT; and

•	we generally would not be eligible to requalify as a REIT for four full taxable years.

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

From time to time, our taxable income may be greater than our cash flow available for distribution to shareholders. If we do not have other funds available in these situations, we may be unable to distribute substantially all of our taxable income as required by the REIT provisions of the Internal Revenue Code. Thus, we could be required to borrow funds, sell a portion of our assets at disadvantageous prices or find another alternative. These options could increase our costs or reduce our equity. Our restructured debt obligations may cause us to recognize taxable income without any corresponding cash income and we may be required to distribute additional dividends in cash and/or class A common stock.

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

We did not submit any matters to a vote of security holders during the fourth quarter of 2008.

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

	High	Low	Dividend
2008
Fourth quarter	$13.17	$3.42	$0.00
Third quarter	19.76	9.78	0.60
Second quarter	29.98	18.71	0.80
First quarter	30.38	24.30	0.80

2007
Fourth quarter	$38.17	$26.91	$2.70	(1)
Third quarter	37.37	30.65	0.80
Second quarter	47.39	34.14	0.80
First quarter	55.27	43.70	0.80

2006
Fourth quarter	$50.62	$39.70	$1.40	(2)
Third quarter	42.97	33.89	0.75
Second quarter	35.62	29.69	0.70
First quarter	34.32	29.60	0.60

(1) Comprised of a regular quarterly dividend of $0.80 per share and a special dividend of $1.90 per share.
(2) Comprised of a regular quarterly dividend of $0.75 per share and a special dividend of $0.65 per share.

The last reported sale price of the class A common stock on February 28, 2009 as reported on the NYSE composite transaction tape was $1.67. As of February 28, 2009, there were 498 holders of record of the class A common stock. By including persons holding shares in broker accounts under street names, however, we estimate our shareholder base to be approximately 9,858

We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles) to our shareholders so as to comply with the REIT provisions of the Internal Revenue Code. If necessary for REIT qualification purposes, we may need to distribute any taxable income remaining after giving effect to the distribution of the final regular quarterly dividend each year, together with the first regular quarterly dividend payment of the following taxable year or, at our discretion, in a separate dividend distributed prior thereto. We refer to these dividends as special dividends. As required by covenants in our restructured debt obligations, our cash dividend distributions are restricted to the minimum amount necessary to maintain our status as a REIT. Moreover, such covenants, taking into consideration the recent IRS ruling, “Revenue Procedure 2008-68”, which allow REITs to distribute up to 90% of their dividends in the form of stock for tax years ending on or before December 31, 2009, require us to make any distribution in stock to the extent permitted.

In addition to the foregoing restrictions, our dividend policy remains subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon our taxable income, our financial condition, our maintenance of REIT status and other factors that our board of directors deems relevant. In accordance with Internal Revenue Service guidance, we are required to report the amount of excess inclusion income earned by the Company. In 2008, we calculated excess inclusion income to be de minimis.

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of shares of our common stock made by or on our behalf during the three months ended December 31, 2008.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2008	—	$—	—	—
November 1-30, 2008	—	—	—	—
December 1-31, 2008	6,240	3.60	—	—
Total	6,240	$3.60	—	—

(1)
All purchases were made pursuant to elections by incentive plan participants to satisfy tax withholding obligations through the surrender of shares equal in value to the amount of the withholding obligation incurred upon the vesting of restricted stock.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2008, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	170,477	$15.62	577,376
Equity compensation plans not approved by security holders (2)	—	—	—
Total	170,477	$15.62	577,376

(1)
The number of securities remaining for future issuance consists of 577,376 shares issuable under our 2007 long-term incentive plan which was approved by our shareholders. Awards under the plan may include restricted stock, unrestricted stock, stock options, stock units, stock appreciation rights, performance shares, performance units, deferred share units or other equity-based awards, as the board of directors may determine.

(2)	All of our equity compensation plans have been approved by security holders.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data, which was derived from our historical consolidated financial statements included in our Annual Reports on Form 10-K, for the years ended 2004 through 2008.

Certain reclassifications have been made to all periods presented prior to 2005 to reflect the application of Financial Accounting Standards Board Interpretation No. 46(R) on January 1, 2004.

You should read the following information together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

	Years ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except for per share data)
STATEMENT OF OPERATIONS DATA:
REVENUES:
Interest and related income	$196,215	$254,505	$176,758	$86,753	$46,639
Management fees	13,308	10,330	4,407	13,124	7,863
Total revenues	209,523	264,835	181,165	99,877	54,502
OPERATING EXPENSES:
Interest expense	129,665	162,377	104,607	37,229	20,141
General and administrative expenses	24,957	29,956	23,075	21,939	15,229
Depreciation and amortization	179	1,810	3,049	1,114	1,100
Impairments	2,917	—	—	—	5,886
Provision for/(recapture of) possible credit losses	63,577	—	—	—	(6,672)
Valuation allowance on loans held-for-sale	48,259	—	—	—	—
Total operating expenses	269,554	194,143	130,731	60,282	35,684

Gain on sale of investments	374	15,077	—	4,951	300
Gain on extinguishment of debt	6,000	—	—	—	—
(Loss)/income from equity investments	(1,988)	(2,109)	898	(222)	2,407
(Loss)/income before income taxes	(55,645)	83,660	51,332	44,324	21,525
Provision/(benefit) for income taxes	1,893	(706)	(2,735)	213	(451)
NET (LOSS)/INCOME ALLOCABLE TO COMMON STOCK:	$(57,538)	$84,366	$54,067	$44,111	$21,976
PER SHARE INFORMATION:
Net (loss)/income per share of common stock:
Basic	$(2.73)	$4.80	$3.43	$2.91	$2.17
Diluted	$(2.73)	$4.77	$3.40	$2.88	$2.14
Dividends declared per share of common stock	$2.20	$5.10	$3.45	$2.45	$1.85
Weighted average shares of common stock outstanding:
Basic	21,099	17,570	15,755	15,181	10,141
Diluted	21,099	17,690	15,923	15,336	10,277

	Years ended December 31,
	2008	2007	2006	2005	2004
BALANCE SHEET DATA:
Total assets	$2,838,627	$3,211,482	$2,648,564	$1,557,642	$877,766
Total liabilities	2,437,183	2,803,245	2,222,292	1,218,792	561,269
Shareholders’ equity	401,444	408,237	426,272	338,850	316,497

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Current Market Conditions

During 2008, the general economic environment deteriorated precipitously, leaving the U.S economy and many economies around the world in a state of severe economic recession. In addition, the global capital markets continued to be in a severe state of crisis. The impact on commercial real estate has been a combination of: (i) decreased, and expected further decreases, in property level cash flows and (ii) lack of capital, both debt and equity, to allow for markets to function in an orderly manner. Transaction volume has declined significantly, credit spreads for all forms of mortgage debt reached all-time highs, issuance levels of commercial mortgage backed securities, or CMBS, ground to a halt, and other forms of financing from the debt markets have been dramatically curtailed. Financial institutions still hold significant inventories of unsold loans and CMBS, creating a further overhang on the markets. These factors have combined to create significant decreases in property values and have and will continue to impact the performance of our existing portfolio of assets. Furthermore, the volatility in the capital markets has caused severe stress to all financial institutions and our business is dependent upon these counterparties for, among other things, financing and interest rate derivatives.

Restructuring of Our Debt Obligations

On March 16, 2009, we consummated a restructuring of substantially all of our recourse debt obligations with certain of our secured and unsecured creditors pursuant to the amended terms of our secured credit facilities, our senior unsecured credit agreement, and certain of our trust preferred securities.

Secured Credit Facilities

In connection with the restructuring, we amended our secured, recourse credit facilities with: (i) JPMorgan Chase Bank, N.A., JPMorgan Chase Funding Inc. and J.P. Morgan Securities Inc., or collectively JPMorgan, (ii) Morgan Stanley Bank, N.A., or Morgan Stanley, and (iii) Citigroup Financial Products Inc. and Citigroup Global Markets Inc., or collectively Citigroup. We collectively refer to JPMorgan, Morgan Stanley and Citigroup as the participating secured lenders. Further, as part of the restructuring, we also entered into an agreement to terminate our secured, recourse facility with Goldman Sachs Mortgage Company, or Goldman Sachs. We had previously, on February 25, 2009, terminated our secured financing with UBS Real Estate Securities Inc., or UBS.

Specifically, on March 16, 2009, we entered into separate amendments to the respective master repurchase agreements with JPMorgan, Morgan Stanley and Citigroup. Pursuant to the terms of each such agreement, we repaid the balance outstanding with each participating secured lender by an amount equal to three percent (3%) of the current outstanding principal amount due under its existing secured, recourse credit facility, $17.7 million in the aggregate, and further amended the terms of each such facility, without any change to the collateral pool securing the debt owed to each participating secured lender, to provide the following:

•
Maturity dates were modified to one year from the March 16, 2009 effective date of each respective agreement, which maturity dates may be extended further for two one-year periods. The first one-year extension option is exercisable by us so long as the outstanding balance as of the first extension date is less than or equal to a certain amount, which is a reduction of twenty percent (20%), including the upfront payment described above, of the outstanding principal amount from the date of the amendments, and no other defaults or events of default have occurred and are continuing, or would be caused by such extension. The second one-year extension option is exercisable by each participating secured lender in its sole discretion.

•
We agreed to pay each participating secured lender periodic amortization as follows: (i) mandatory payments, payable monthly in arrears, in an amount equal to sixty-five (65%) (subject to adjustment in the second year) of the net interest income generated by each such lender’s collateral pool, and (ii) one hundred percent (100%) of the principal proceeds received from the repayment of assets in each such lender’s collateral pool. In addition, under the terms of the amendment with Citigroup, we agreed to pay Citigroup an additional quarterly amortization payment equal to the lesser of: (x) Citigroup’s then outstanding senior secured credit facility balance or (y) the product of (i) the total cash paid (including both principal and interest) during the period to our senior unsecured credit facility in excess of an amount equivalent to LIBOR plus 1.75% based upon a $100.0 million facility amount, and (ii) a fraction, the numerator of which is Citigroup’s then outstanding senior secured credit facility balance and the denominator is the total outstanding secured indebtedness of the participating secured lenders.

•
We further agreed to amortize each participating secured lender’s secured debt at the end of each calendar quarter on a pro rata basis until we have repaid our secured, recourse credit facilities and thereafter our senior unsecured credit facility in an amount equal to any unrestricted cash in excess of the sum of (i) $25.0 million, and (ii) any unfunded loan and co-investment commitments.

•	Each participating secured lender was relieved of its obligation to make future advances with respect to unfunded commitments arising under investments in its collateral pool.

•
We received the right to sell or refinance collateral assets as long as we apply one hundred percent (100%) of the proceeds to pay down the related secured credit facility balance subject to minimum release price mechanics.

•
We eliminated the cash margin call provisions and amended the mark-to-market provisions so that future changes in collateral value will be determined based upon changes in the performance of the underlying real estate collateral in lieu of the previous provisions which were based on market spreads. Beginning six months after the date of execution of the agreements, each collateral pool will be valued monthly on this basis. If the ratio of a participating secured lender’s total outstanding secured credit facility balance to total collateral value exceeds 1.15x the ratio calculated as of the effective date of the amended agreements, we will be required to liquidate collateral in order to return to compliance with the prescribed loan to collateral value ratio or post other collateral to bring the ratio back into compliance.

In each master repurchase agreement amendment and the amendment to our senior unsecured credit agreement described in greater detail below, which we collectively refer to as our restructured debt obligations, we also replaced all existing financial covenants with the following uniform covenants which:

•
prohibit new balance sheet investments except, subject to certain limitations, co-investments in our investment management vehicles or protective investments to defend existing collateral assets on our balance sheet;

•	prohibit the incurrence of any additional indebtedness except in limited circumstances;

•
limit the total cash compensation to all employees and, specifically with respect to our chief executive officer, chief operating officer and chief financial officer, freeze their base salaries at 2008 levels, and require cash bonuses to any of them to be approved by a committee comprised of one representative designated by the secured lenders, the administrative agent under the senior unsecured credit facility and the chairman of our board of directors;

•	prohibit the payment of cash dividends to our common shareholders except to the minimum extent necessary to maintain our REIT status;

•	require us to maintain a minimum amount of liquidity, as defined, of $7.0 million in 2009 and $5.0 million thereafter;

•
trigger an event of default if both our chief executive officer and chief operating officer cease their current employment with us during the term of the agreement and we fail to hire a replacement acceptable to the lenders; and

•
trigger an event of default, if any event or condition occurs which causes any obligation or liability of more than $1.0 million to become due prior to its scheduled maturity or any monetary default under our restructured debt obligations if the amount of such obligation is at least $1.0 million.

Pursuant to the restructuring, the interest rates on our secured borrowings will remain the same as those in effect as of December 31, 2008. In exchange for maintenance of these historic rates, on March 16, 2009 we issued, or irrevocably committed to issue as of such date, JPMorgan, Morgan Stanley and Citigroup warrants to purchase 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share, which is equal to the closing bid price on the New York Stock Exchange on March 13, 2009. The warrants will become exercisable on March 16, 2012 and expire on March 16, 2019, and may be exercised through a cashless exercise.

The warrants were issued, or irrevocably committed to be issued, in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933, as amended, and the safe harbor of Rule 506 under Regulation D. Any certificates representing such securities will contain restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act of 1933. No form of general solicitation or general advertising was conducted in connection with the issuance.

The foregoing descriptions of the amendments to the secured credit facilities with the participating secured lenders, the amendment to the senior unsecured credit facility and the warrant agreement with respect to the warrants are qualified in their entirety by reference to Exhibits 10.49b, 10.46d and 10.69, respectively, to this Form 10-K.

On March 16, 2009, we also entered into an agreement to terminate the master repurchase agreement with Goldman Sachs, pursuant to which we satisfied the indebtedness due under the Goldman Sachs secured credit facility. Specifically, we: (i) pre-funded certain required advances of approximately $2.4 million under one loan in the collateral pool, (ii) paid Goldman Sachs $2.6 million to effect a full release to us of another loan, and (iii) transferred all of the other assets that served as collateral for Goldman Sachs to Goldman Sachs for a purchase price of $85.7 million as payment in full for the balance remaining under the secured credit facility. Goldman Sachs agreed to release us from any further obligation under the secured credit facility. The foregoing description is qualified in its entirety by reference to Exhibit 10.47e to this Form 10-K.

Previously, on February 25, 2009, we entered into a satisfaction, termination and release agreement with UBS pursuant to which the parties terminated their right, title, interest in, to and under a master repurchase agreement. We consented to the transfer to UBS, and UBS unconditionally accepted and retained all of our rights, title and interest in a loan financed under the master repurchase agreement in complete satisfaction of all of our obligations, including all amounts due thereunder. The foregoing description is qualified in its entirety by reference to Exhibit 10.71 to this Form 10-K.

We are currently in negotiations with Lehman Brothers to resolve the $18.0 million outstanding balance under our secured, recourse credit facility with such firm, which finances a single asset.

Senior Unsecured Credit Agreement

On March 16, 2009, we entered into an amended and restated senior unsecured credit agreement governing our $100.0 million term loan from WestLB AG, New York Branch, participant and administrative agent, Fortis Capital Corp., Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Morgan Stanley Bank, N.A. and Deutsche Bank Trust Company Americas, which we collectively refer to as the senior unsecured lenders. Pursuant to the amended and restated senior unsecured credit agreement, we and the senior unsecured lenders agreed to:

•
Extend the maturity date of the senior unsecured credit agreement to be co-terminus with the maturity date of the secured credit facilities with the participating secured lenders (as they may be further extended until March 16, 2012, as described above);

•	Increase the cash interest rate under the senior unsecured credit agreement to LIBOR plus 3.0% per annum (from LIBOR plus 1.75%), plus an accrual rate of 7.20% per annum less the cash interest rate;

•
Initiate quarterly amortization equal to the greater of: (i) $5.0 million per annum and (ii) 25% of the annual cash flow received from our currently unencumbered collateralized debt obligation interests;

•	Pledge our unencumbered collateralized debt obligation interests and provide a negative pledge with respect to certain other assets; and

•	Replace all existing financial covenants with substantially identical covenants and default provisions to those described above in the participating secured credit facilities.

The foregoing description is qualified in its entirety by reference to the amended and restated credit agreement filed as Exhibit 10.70 to this Form 10-K.

Trust Preferred Securities

On March 16, 2009, we reached an agreement with Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd., Taberna Preferred Funding VIII, Ltd. and Taberna Preferred Funding IX, Ltd., or collectively Taberna, to issue new junior subordinated notes in exchange for $50.0 million face amount of trust preferred securities issued through our statutory trust subsidiary CT Preferred Trust I held by affiliates of Taberna, which we refer to as the Trust I Securities, and $53.1 million face amount of trust preferred securities issued through our statutory trust subsidiary CT Preferred Trust II held by affiliates of Taberna, which we refer to as the Trust II Securities. We refer to the Trust I Securities and the Trust II Securities together as the Trust Securities. The Trust Securities were backed by and recorded as junior subordinated debentures issued by us with terms that mirror the Trust Securities.

Pursuant to the exchange agreement dated March 16, 2009, by and among us and Taberna, we issued $118.6 million aggregate principal amount of new junior subordinated notes due on April 30, 2036 (an amount equal to 115% of the current aggregate face amount of the Trust Securities being exchanged). The interest rate payable under the new subordinated notes is 1% per annum from March 16, 2009, through and including April 29, 2012, which we refer to as the modification period. After the modification period, the interest rate will revert to a blended rate equal to that which was previously payable under the notes underlying the Trust Securities, a fixed rate of 7.23% per annum through and including April 29, 2016 and thereafter a floating rate, reset quarterly, equal to three month LIBOR plus 2.44% until maturity. The new junior subordinated notes will be contractually senior to the remaining trust preferred securities, will mature on April 12, 2036 and will be freely redeemable by us at par at any time. The new junior subordinated notes contain a covenant that through April 30, 2012, subject to certain exceptions, we may not declare or pay dividends or distributions on, or redeem, purchase or acquire any of our equity interests (other than remaining trust preferred securities not exchanged) except to the extent necessary to maintain our status as a REIT. Except for the foregoing, the new junior subordinated notes contain substantially similar provisions as the Trust Securities. The foregoing description is qualified in its entirety by reference to the Exchange Agreement filed as Exhibit 10.72 to this Form 10-K.

As part of the agreement with Taberna, we also agreed to pay $750,000 to cover third party fees and costs incurred in connection with the exchange transaction.

Current Period Financial Statement Impact

While the restructuring of our debt obligations was finalized subsequent to December 31, 2008 and the amendments to the respective agreements and termination of our facility with UBS were executed in the first quarter of 2009, certain elements of the transaction require us to amend the presentation of certain items in our consolidated financial statements for the fiscal year ended December 31, 2008. Specifically, the aggregate $140.4 million (face value) of loans sold to Goldman Sachs and UBS have been reclassified under the consolidated balance sheet classification, loans held-for-sale, and a valuation allowance of $48.3 million, reflecting the difference between the carrying value of the loans and the sale price, was recorded on the consolidated statement of operations.

Originations

We have historically allocated opportunities between our balance sheet and investment management vehicles based upon our assessment of the availability and relative cost of capital, the risk and return profiles of each investment and applicable regulatory requirements. The restructuring of our obligations due our secured and unsecured lenders has consequences for our historical business in that the new covenants we agreed to require us to effectively cease our balance sheet investment activities and not to incur any further indebtedness unless used to retire the debt due our lenders. Going forward, until these covenants are eliminated through the repayment or refinancing of the restructured debt obligations, we will continue to carry out investment activities for our investment management vehicles, consistent with our previous strategies and investment mandates for each respective vehicle.

Notwithstanding the combined capabilities of our platform in 2008, we decided to continue a defensive posture with respect to investment originations in light of the continued market volatility. The table below summarizes our gross originations and the allocation of opportunities between our balance sheet and the investment management business for the years ended December 31, 2008 and December 31, 2007.

Originations(1)
(in millions)	Year ended December 31, 2008	Year ended December 31, 2007
Balance sheet(2)	$48	$1,454
Investment management	426	1,011
Total originations	$474	$2,465

(1)	Includes total commitments, both funded and unfunded, net of any related purchase discounts.
(2)
Includes $0 and $315 million of participations sold recorded on our balance sheet relating to participations that we sold to CT Large Loan 2006, Inc. for the years ended December 31, 2008 and December 31, 2007, respectively.

Our balance sheet investments include CMBS and commercial real estate debt and related instruments, or Loans, which we collectively refer to as our Interest Earning Assets.

Originations of Interest Earning Assets for our balance sheet for the years ended December 31, 2008 and December 31, 2007 are detailed in the table below:

Balance Sheet Originations
(in millions)	Year ended December 31, 2008			Year ended December 31, 2007
	Originations(1)	Yield(2)	Rating / LTV(3)	Originations(1)	Yield(2)	Rating / LTV(3)
CMBS	$1	41.39%	BB+	$111	8.92%	BB
Loans(4)	47	9.16%	53.3%	1,343	7.67%	64.4%
Total / Weighted Average	$48	9.70%		$1,454	7.77%

(1)	Includes total commitments, both funded and unfunded.
(2)	Yield on floating rate originations assumes LIBOR at December 31, 2008 and December 31, 2007, of 0.44% and 4.60%, respectively.
(3)
Weighted average ratings at origination are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security and exclude $36.4 million of unrated equity investments in collateralized debt obligations originated in 2007. No unrated securities were originated in 2008. Loan to Value (LTV) is based on third party appraisals received by us when each loan was originated.

(4)
Includes $0 and $315 million of participations sold recorded on our balance sheet relating to participations that we sold to CT Large Loan 2006, Inc. for the year ended December 31, 2008 and the year ended December 31, 2007, respectively.

The table below shows our Interest Earning Assets as of December 31, 2008 and December 31, 2007. In any period, the ending balance of Interest Earning Assets will be impacted not only by new balance sheet originations, but also by repayments, advances, sales and losses, if any.

Interest Earning Assets
(in millions)	December 31, 2008		December 31, 2007
	Book Value	Yield(1)	Book Value	Yield(1)
CMBS	$852	6.87%	$877	7.35%
Loans	1,791	4.09%	2,258	7.80%
Total / Weighted Average	$2,643	4.99%	$3,135	7.67%

(1)
Yield on floating rate assets assumes LIBOR at December 31, 2008 and December 31, 2007, of 0.44% and 4.60%, respectively. For $37.9 million face value ($37.5 million book value) of CMBS investments, calculations use an effective rate based on cash received.

In some cases our loan originations are not fully funded at closing, creating an obligation for us to make future fundings, which we refer to as Unfunded Loan Commitments. Typically, Unfunded Loan Commitments are part of construction and transitional loans. As of December 31, 2008, we had nine Unfunded Loan Commitments totaling $54.2 million. Of the total gross Unfunded Loan Commitments, $44.0 million will only be funded when and/or if the borrower meets certain performance hurdles with respect to the underlying collateral. As a result of the restructuring of our debt obligations described in Note 22 to the consolidated financial statements, one loan with an Unfunded Loan Commitment of $30.6 million as of December 31, 2008 was sold on March 16, 2009, in conjunction with the termination of one of our repurchase agreements. After giving effect to the settlement of this transaction, we have Unfunded Loan Commitments of $23.6 million. Although generally provided for in the terms of our restructured debt obligations, our ability to fund these remaining Unfunded Loan Commitments will be contingent upon our having sufficient liquidity available to us after required payments to our creditors. In the past, we were able to rely on our lenders to fund a portion of these commitments, and, subject to the recent restructuring, we no longer have that ability.

In addition to our investments in Interest Earning Assets, we have two equity investments in unconsolidated subsidiaries as of December 31, 2008. These represent our equity co-investments in private equity funds that we manage, CT Mezzanine Partners III, Inc., or Fund III, and CT Opportunity Partners I, LP, or CTOPI. The table below details the carrying value of those investments, as well as related capitalized costs.

Equity Investments
(in thousands)	December 31,	December 31,
	2008	2007
Fund III	$597	$923
CTOPI	1,782	(60)
Capitalized costs/other	4	114
Total	$2,383	$977

Asset Management

We actively manage our balance sheet portfolio and the assets held by our investment management vehicles. While our investments are primarily in the form of debt, which generally means that we have limited influence over the operations of the collateral securing our portfolios, we are aggressive in exercising the rights afforded to us as a lender. These rights may include collateral level budget approvals, lease approvals, loan covenant enforcement, escrow/reserve management/collection, collateral release approvals and other rights that we may negotiate.

During the fourth quarter of 2008, one loan with an outstanding balance of $45.0 million was fully repaid. In addition, four loans with an aggregate outstanding balance of $60.1 million as of year end were extended on modified terms at current market interest rates on existing principal balances, and twelve loans with an aggregate outstanding balance of $344.5 million were extended pursuant to the terms of their corresponding loan agreements.

The table below details our loss experience with balance sheet Interest Earning Assets for the years ended December 31, 2008 and December 31, 2007, and the percentage of non-performing loans as of December 31, 2008 and December 31, 2007. Non-performing loans include loans which are on non-accrual status as well as those where we have foreclosed upon the underlying collateral and therefore own an equity interest in real estate. Commencing in the fourth quarter of 2008, we classified certain of our loans as Watch List Loans. These investments are currently performing loans that we actively monitor and manage to mitigate the risk of potential future non-performance.

Portfolio Performance(1)
(in millions, except for number of investments)	December 31, 2008	December 31, 2007
Interest earning assets	$2,643	$3,135
Losses
Principal balance	$10	$—
Percentage of interest earning assets	0.4%	—

Non performing loans
Non-accrual loans, net(2)	$24	$6
Number of investments	5	1
Percentage of interest earning assets	0.9%	0.2%

Real estate owned, net(3)	$10	$—
Number of investments	1	—
Percentage of interest earning assets	0.4%	—

Watch List Loans
Principal balance	$377	N/A
Percentage of interest earning assets	14.3%	N/A

(1)	Portfolio statistics exclude loans classified as held-for-sale.
(2)
As of December 31, 2008, includes five loans with an aggregate principal balance of $82 million, against which we have recorded a $58 million reserve. As of December 31, 2007, includes one loan with a principal balance of $10 million, against which we recorded a $4 million reserve.

(3)	As of December 31, 2008, includes one loan which has been transferred to Real estate held-for-sale with a gross asset balance of $12 million, against which we have recorded a $2 million impairment.

As of December 31, 2008, we had five loans with an aggregate net book value of $24.5 million ($82.1 million principal balance, net of $57.6 million of reserves) that were classified as non-accrual. These include two loans with an aggregate principal balance of $20.0 million which are current in their interest payments, against which we have recorded a $7.6 million reserve, as well as three loans which are delinquent on contractual payments with an aggregate principal balance of $62.0 million, against which we have recorded a $50.0 million reserve. We also had 15 loans with an aggregate principal balance of $376.8 million on Watch List status.

During the fourth quarter of 2008, the Company and its co-lender foreclosed on a loan secured by a multifamily property, and took title to the collateral securing the original loan. At the time the foreclosure occurred, the loan had a book balance of $11.9 million which was reclassified as Real estate held-for-sale (also referred to as Real Estate Owned) on our consolidated balance sheet as of December 31, 2008 to reflect our ownership interest in the property. We have recorded a $2.0 million impairment to reflect the property at fair value.

As of December 31, 2007, we had one non-performing loan which was on non-accrual status with a principal balance of $10.0 million, against which we had recorded a $4.0 million reserve. During the second quarter of 2008, this loan was deemed unrecoverable and we wrote off the entire $10.0 million principal balance and reversed the pre-existing reserve. Simultaneously, $6.0 million of non-recourse financing on the asset was forgiven by the lender.

In addition to our investments in loans receivable, which are a component of our interest earning assets, we also held four investments in loans which were classified as held-for-sale as of December 31, 2008. These loans had an aggregate carrying value of $92.2 million, net of a valuation allowance of $48.3 million as of December 31, 2008. These loans were classified as held-for-sale as a result of the restructuring of our debt obligations, as discussed in Note 22 to the consolidated financial statements.

We actively manage our CMBS investments using a combination of quantitative tools and loan/property level analysis in order to monitor the performance of the securities and their collateral versus our original expectations. Securities are analyzed on a monthly basis for delinquency, transfers to special servicing, and changes to the servicer’s watch list population. Realized losses on underlying loans are tracked on a monthly basis and compared to our original loss expectations. On a periodic basis, individual loans of concern are also re-underwritten. Updated collateral loss projections are then compared to our original loss expectations to determine how each investment is performing. Based on our review of the portfolio, under the guidance of EITF 99-20, “Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets”, as amended by FASB Staff Position EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”, we concluded that a $900,000 other-than-temporary impairment was warranted on one of our CMBS investments, which had a net book value of $3.5 million as of December 31, 2008.

At year end, there were significant differences between the estimated fair value and the book value of some of our CMBS investments. We believe these differences to be related to the disruption in the capital markets and the general negative bias against structured financial products and not reflective of a change in cash flow expectations from these securities. Accordingly, we have recorded no additional other-than-temporary impairments on our CMBS portfolio.

The ratings performance of our CMBS portfolio over the years ended December 31, 2008 and December 31, 2007 is detailed below:

CMBS Rating Activity(1)
	Year ended December 31, 2008	Year ended December 31, 2007
Securities Upgraded	6	20
Securities Downgraded	13	3

(1)	Represents activity from any of Fitch Ratings, Standard & Poor’s and/or Moody’s Investors Service.

Three trends in asset performance that we foresee into 2009 that are likely to lead to further downgrades are (i) borrowers faced with maturities will have a more difficult time refinancing their properties in light of the volatility and lack of liquidity in the financial markets, (ii) real estate fundamentals will weaken as the U.S. economy continues to deteriorate and (iii) capitalization rates for commercial real estate will continue to increase with corresponding reductions in values. These trends may result in negotiated extensions or modifications of the terms of our investments or the exercise of foreclosure and other remedies, the effect of which on the performance and value of our investments cannot be predicted.

Capitalization

While our balance sheet investment activities are currently prohibited by our restructured debt obligations, if they are resumed, such activities, as well as those of our investment management business, are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt sources, which we collectively refer to as Interest Bearing Liabilities, currently include repurchase agreements and secured debt, CDOs, a senior unsecured credit facility and junior subordinated debentures (which we also refer to as trust preferred securities). Our equity capital is currently comprised entirely of common equity.

Subsequent to December 31, 2008, certain of our Interest Bearing Liabilities including repurchase agreements and secured debt, our senior unsecured credit facility and our junior subordinated debentures were restructured, terminated, or otherwise satisfied pursuant to the transactions described in Note 22 to the consolidated financial statements. In addition, we are subject to certain covenants under our restructured debt obligations which, among other things, restrict our ability to incur additional indebtedness for the foreseeable future.

The table below shows our capitalization mix as of December 31, 2008 and December 31, 2007:

Capital Structure(1)
(in millions)	December 31, 2008	December 31, 2007
Repurchase obligations and secured debt	$699	$912
Collateralized debt obligations	1,156	1,192
Senior unsecured credit facility	100	75
Junior subordinated debentures	129	129
Total interest bearing liabilities	$2,084	$2,308
Weighted average effective cost of debt(2)	3.48%	5.75%

Shareholders’ equity	$401	$408
Ratio of interest bearing liabilities to shareholders’ equity	5.2:1	5.7:1

(1)	Excludes participations sold.
(2)
Floating rate debt obligations assume LIBOR at December 31, 2008 and December 31, 2007, of 0.44% and 4.60%, respectively. Includes the effective cost of interest rate swaps of 1.01% and 0.09% as of December 31, 2008 and December 31, 2007, respectively.

A summary of selected structural features of our debt as of December 31, 2008 and December 31, 2007 is detailed in the table below:

Interest Bearing Liabilities
	December 31, 2008	December 31, 2007
Weighted average life	4.2 yrs.	4.1 yrs.
% Recourse	44.5%	48.1%
% Subject to mark-to-market provisions	33.5%	39.5%

Our CDO liabilities as of December 31, 2008 and December 31, 2007 are described below:

Collateralized Debt Obligations
(in millions)			December 31, 2008		December 31, 2007
	Issuance Date	Type	Book Value	All-in Cost(1)	Book Value	All-in Cost(1)
CDO I(2)	7/20/04	Static	$252	1.52%	$253	5.67%
CDO II (2)	3/15/05	Reinvesting	299	1.18	299	5.32
CDO III	8/04/05	Static	257	5.27	261	5.37
CDO IV(2)	3/15/06	Static	348	1.15	379	5.11
Total			$1,156	2.15%	$1,192	5.34%

(1)	Includes amortization of premiums/discounts and issuance costs.
(2)	Floating rate CDO liabilities assume LIBOR at December 31, 2008 and December 31, 2007, of 0.44% and 4.60%, respectively.

The table below summarizes our repurchase agreements and secured debt liabilities as of December 31, 2008 and December 31, 2007:

Repurchase Agreements and Secured Debt
($ in millions)	December 31, 2008	December 31, 2007
Repurchase facility and secured debt amounts	$1,114	$1,600
Counterparties	6	7
Outstanding repurchase borrowings and secured debt	$699	$912
All-in cost	L + 1.66%	L + 1.20%

The most subordinated components of our debt capital structure are junior subordinated debentures that back trust preferred securities issued to third parties. These securities represent long-term, subordinated, unsecured financing and generally carry limited operational covenants. As of December 31, 2008, we had issued $129 million of junior subordinated debentures that back $125 million of trust preferred securities sold to third parties in two separate issuances. On a combined basis, the junior subordinated debentures provide us with financing at 7.20% and an all-in effective rate of 7.35%.

On March 16, 2009 we issued new junior subordinate debentures to holders of a majority of our trust preferred securities reflecting modified terms, as detailed in Note 22 to the consolidated financial statements.

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

Shareholders’ Equity
	December 31, 2008	December 31, 2007
Book value (in millions)	$401	$408
Shares
Class A common stock	21,740,152	17,165,528
Restricted stock	331,197	423,931
Stock units	215,451	94,587
Options(1)	―	84,743
Total	22,286,800	17,768,789
Book value per share	$18.01	$22.97

(1)	Dilutive shares issuable upon the exercise of outstanding options assuming a December 31, 2008 and December 31, 2007 stock price, respectively, and the treasury stock method.

As of December 31, 2008, we had 22,071,349 of our class A common stock and restricted stock outstanding.

Other Balance Sheet Items

Participations sold represent participations in loans that we originated and sold to CT Large Loan 2006, Inc. and third parties. We present these sold interests as both assets and liabilities (in equal amounts) in conformity with GAAP on the basis that these arrangements do not qualify as sales under FASB Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, or FAS 140. As of December 31, 2008, we had five such participations sold with a total book balance of $292.7 million at a weighted average yield of LIBOR plus 3.27% (3.71% at December 31, 2008). As of December 31, 2007, we had seven such participations sold with a total book balance of $408.4 million at a weighted average yield of LIBOR plus 3.41% (8.01% at December 31, 2008). The income earned on the loans is recorded as interest income and an identical amount is recorded as interest expense on the consolidated statements of operations.

In 2007, the Company sub-participated a $73.4 million participation in a loan to CT Large Loan 2006, Inc. The Company recorded the sub-participation as a secured borrowing as it did not meet at least one of the criteria under FAS No. 140. In July 2008, the Company and CT Large Loan 2006, Inc. agreed to terminate the sub-participation agreement and release themselves from any further obligation to each other with respect to such sub-participation agreement. As a result of this transaction, loans receivable and participations sold decreased by $73.4 million during the third quarter of 2008.

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

Our counterparties in these transactions are large financial institutions and we are dependent upon the health of these counterparties and a functioning interest rate derivative market in order to effectively execute our hedging strategy.

The table below details our interest rate exposure as of December 31, 2008 and December 31, 2007:

Interest Rate Exposure
(in millions)	December 31, 2008	December 31, 2007
Value exposure to interest rates(1)
Fixed rate assets	$880	$948
Fixed rate liabilities	(395)	(403)
Interest rate swaps	(466)	(513)
Net fixed rate exposure	$19	$32
Weighted average life (fixed rate assets)	4.9 yrs	5.6 yrs
Weighted average coupon (fixed rate assets)	6.90%	7.10%

Cash flow exposure to interest rates(1)
Floating rate assets	$1,949	$2,235
Floating rate debt less cash	(1,931)	(2,286)
Interest rate swaps	466	513
Net floating rate exposure	$484	$462
Weighted average life (floating rate assets)	2.9 yrs	3.4 yrs
Weighted average coupon (floating rate assets) (2)	3.52%	7.65%

Net income impact from 100 bps change in LIBOR	$4.8	$4.7

(1)	All values are in terms of face or notional amounts, and include loans classified as held-for-sale.
(2)
Weighted average coupon assumes LIBOR at December 31, 2008 and December 31, 2007 of 0.44% and 4.60%, respectively. For $37.9 million face value ($37.5 million book value) of CMBS investments, calculations use an effective rate based on cash received.

Investment Management Overview

In addition to our balance sheet investment activities, we act as an investment manager for third parties. We have developed our investment management business to leverage our platform, generate fee revenue from investing third party capital and, in certain instances, earn co-investment income. Our active investment management mandates are described below:

•
CT High Grade II, held its initial closing in June 2008 with $667 million of commitments from two institutional investors. The fund targets senior debt opportunities in the commercial real estate debt sector and does not employ leverage. We earn a 0.40% per annum management fee on invested capital.

•
CTOPI is a multi-investor private equity fund designed to invest in commercial real estate debt and equity, specifically taking advantage of the current dislocation in the commercial real estate capital markets. On July 14, 2008, CTOPI held its final closing completing its capital raise with $540 million total equity commitments. We have committed to invest $25 million in the vehicle and entities controlled by our chairman have committed to invest $20 million. The fund’s investment period expires in December 2010, and we earn base management fees as the investment manager to CTOPI (1.60% per annum of total equity commitments during the investment period and of invested capital thereafter). In addition, we earn gross incentive management fees of 20% of profits after a 9% preferred return and a 100% return of capital.

•
CT High Grade closed in November 2006, with a single, related party investor committing $250 million. This separate account targets lower risk subordinate debt investments and does not utilize leverage and we earn management fees of 0.25% per annum on invested assets. In July 2007, we upsized the account by $100 million to $350 million and extended the investment period to July 2008.

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

•
Fund III is a vehicle we co-sponsored with a joint venture partner that had an investment period that ran from 2003 to 2005. The fund is currently liquidating in the ordinary course. We have a co-investment in the fund, earn 100% of base management fees and we split incentive management fees with our partner, who receives 37.5% of Fund III’s incentive management fees.

As of December 31, 2008, we managed five private equity funds and one separate account through our wholly-owned, taxable, investment management subsidiary, CT Investment Management Co., LLC, or CTIMCO.

Investment Management Mandates, as of December 31, 2008
(in millions)							Incentive Management Fee
		Total	Total Capital	Co-		Base	Company	Employee
	Type	Investments(1)	Commitments	Investment %		Management Fee	%	%
Investing:
CT High Grade II	Fund	$148	$667	—		0.40% (Assets)	N/A	N/A
CTOPI	Fund	286	540	4.63%	(2)	1.60% (Equity)	100%(3)	100%(4)

Liquidating:
CT High Grade	Fund	344	350	—		0.25% (Assets)	N/A	N/A
CT Large Loan	Fund	275	325	—	(5)	0.75% (Assets)(6)	N/A	N/A
CTX Fund	Fund	8	10(7)	—	(5)	0.75% (Assets)(8)	100%(8)	0%(8)
Fund III	Sep. Acc.	44	425	4.71%		1.42% (Equity)	57%(9)	43%(4)

(1)	Represents total investments, on a cash basis, as of period-end
(2)	We have committed to invest $25 million in CTOPI.
(3)	CTIMCO earns gross incentive management fees of 20% of profits after a 9% preferred return on capital and a 100% return of capital, subject to a catch-up.
(4)
Portions of the Fund III incentive management fees received by us have been allocated to our employees as long-term performance awards. We have not allocated any of the CTOPI incentive management fee to employees as of December 31, 2008.

(5)	We co-invest on a pari passu, asset by asset basis with CT Large Loan and CTX Fund.
(6)	Capped at 1.5% of equity.
(7)	In 2008, we reduced the total capital commitment in the CTX Fund to $10 million.
(8)
CTIMCO serves as collateral manager of the CDOs in which the CTX Fund invests and CTIMCO earns base and incentive management fees as CDO collateral manager. As of December 31, 2008 we manage one such $500 million CDO and earn base management fees of 0.15% of assets and have the potential to earn incentive management fees.

(9)	CTIMCO earns gross incentive management fees of 20% of profits after a 10% preferred return on capital and a 100% return of capital, subject to a catch-up.

We expect to continue to grow our investment management business, sponsoring additional investment management vehicles consistent with the strategy of developing mandates that are complementary to our balance sheet activities.

Taxes

We account for our operations using accounting principles generally accepted in the United States, or GAAP. The accompanying consolidated financial statements are presented using the methods prescribed in GAAP. Below, we reconcile the differences between our GAAP reporting and the equivalent amounts prepared on an income tax basis.

Our operations are conducted in two separate taxable entities, Capital Trust, Inc. (a real estate investment trust, or REIT) and CTIMCO (a wholly owned taxable REIT subsidiary, or TRS, of the REIT). From a GAAP standpoint, these two entities are consolidated, and our GAAP results reflect the combination of the two operations. The chart below shows consolidated GAAP net loss, as well as the contributions from each of the REIT and the TRS on a GAAP presentation basis:

GAAP Net Income Detail
(in thousands)	Year Ended December 31, 2008
REIT GAAP net loss	($57,281)
TRS GAAP net loss	(257)
Consolidated GAAP net loss	($57,538)

REIT (Capital Trust, Inc.)

We have made a tax election to be treated as a REIT. The primary benefit from this election is that we are able to deduct from the calculation of taxable income (shown as REIT Taxable Income in the chart below), dividends paid to our shareholders, effectively eliminating corporate taxes on the operations of the REIT. In order to qualify as a REIT, our activities must focus on real estate investments and we must meet certain asset, income, ownership and distribution requirements. If we fail to maintain qualification as a REIT, we may be subject to material penalties and potentially subject to past and future taxes. The chart below reconciles the differences between GAAP loss and taxable income for the REIT:

REIT GAAP to Tax Reconciliation
(in thousands)	Year Ended December 31, 2008
REIT GAAP net loss	($57,281)
GAAP to tax differences:
Gains, losses and reserves on investments(1)	64,379
Equity investments(2)	1,949
General and administrative(3)	553
Deferred income	(3,576)
Other	256
Subtotal	63,561
REIT taxable income (pre-dividend)	$6,280

(1)	Gains, losses and reserves not recognized for tax in 2008.
(2)	GAAP to tax differences relating to our investments in CTOPI and Fund III.
(3)	Primarily differences associated with stock based compensation to our directors and employees.

For tax year 2008, we do not expect to pay any taxes at the REIT, as we have paid dividends to our shareholders at least equal to REIT taxable income (pre-dividend).

TRS (CTIMCO)

CTIMCO is a wholly owned subsidiary of ours that operates our investment management business (including the management of Capital Trust, Inc.) and holds certain of our assets. As a TRS, CTIMCO is subject to corporate taxation.

The chart below reconciles GAAP loss to taxable income for the TRS:

TRS GAAP to Tax Reconciliation
(in thousands)	Year Ended December 31, 2008
TRS GAAP net loss	($257)
TRS provision for income taxes	1,893
TRS GAAP net income (pre GAAP tax provision)	1,636

GAAP to tax differences:
General and administrative(1)	845
Intangible assets	(2,212)
Other	136
Subtotal	(1,231)
TRS taxable income (pre-NOL)	$405

(1)	Primarily differences associated with stock based compensation to our employees.

For tax year 2008, we do not expect to pay any significant taxes at the TRS, as the TRS is expected to be able to utilize net operating loss, or NOL, carryforwards to offset its taxable income.

GAAP Tax Provision

During 2008, in our GAAP-basis consolidated financial statements, we recorded a tax provision of $1.9 million, which is primarily due to GAAP to tax differences related to stock-based compensation to our employees.

Dividends

In 2008, we paid dividends of $2.20 per share to holders of our class A common stock.

See Part II, Item 5 for details on dividend taxation.

Results of Operations

Comparison of Results of Operations: Year Ended December 31, 2008 vs. December 31, 2007
(in thousands, except per share data)
	2008	2007	$ Change	% Change
Income from loans and other investments:
Interest and related income	$194,649	$253,422	$(58,773)	(23.2%)
Interest and related expenses	129,665	162,377	(32,712)	(20.1)
Income from loans and other investments, net	64,984	91,045	(26,061)	(28.6)

Other revenues:
Management fees	12,941	3,499	9,442	269.8
Incentive management fees	—	6,208	(6,208)	(100.0)
Servicing fees	367	623	(256)	(41.1)
Other interest income	1,566	1,083	483	44.6
Total other revenues	14,874	11,413	3,461	30.3

Other expenses:
General and administrative	24,957	29,956	(4,999)	(16.7)
Depreciation and amortization	179	1,810	(1,631)	(90.1)
Total other expenses	25,136	31,766	(6,630)	(20.9)

Gain on extinguishment of debt	6,000	—	6,000	N/A
Impairments	(2,917)	—	(2,917)	N/A
Provision for possible credit losses	(63,577)	—	(63,577)	N/A
Valuation allowance on loans held-for-sale	(48,259)	—	(48,259)	N/A
Gain on sale of investments	374	15,077	(14,703)	(97.5)
Loss from equity investments	(1,988)	(2,109)	121	(5.7)
Provision/(benefit) for income taxes	1,893	(706)	2,599	(368.1)
Net (loss)/income	$(57,538)	$84,366	$(141,904)	(168.2%)

Net (loss)/income per share - diluted	$(2.73)	$4.77	$(7.50)	(157.2%)

Dividend per share	$2.20	$5.10	$(2.90)	(56.9%)

Average LIBOR	2.69%	5.25%	(2.6%)	(48.8%)

Income from loans and other investments, net
A decrease in the principal balance of Interest Earning Assets and loans classified as held-for sale ($298.5 million or 11% from December 31, 2007 to December 31, 2008) along with a 49% decrease in average LIBOR, drove a $58.8 million (23%) decrease in interest income between 2007 and 2008. These same factors, combined with generally lower levels of leverage in 2008, resulted in a $32.7 million (20%) decrease in interest expense for the same period. On a net basis, net interest income decreased by $26.1 million (29%).

Management fees
Base management fees from our investment management business increased in 2008 by $9.4 million (270%) due primarily to fees associated with our two newest investment management vehicles, CTOPI and CT High Grade II.

Incentive management fees
We received no incentive management fees in 2008. In 2007, incentive fees received from Fund III totaled $5.2 million composed primarily of a catch-up payment from incentive management fees earned but not paid from the inception of Fund III in 2003 through 2007. We also received a final incentive management fee distribution from Fund II of $962,000 in March 2007, as Fund II’s final remaining investment repaid and Fund II was liquidated.

Servicing fees
Servicing fee income for 2008 was $367,000, compared with $623,000 in 2007. In December 2008, we conveyed our interest in our healthcare origination platform to its original owner and expensed the unamortized intangible assets related to that transaction, which resulted in the majority of the $256,000 decline from 2007.

General and administrative expenses
General and administrative expenses include compensation and benefits for our employees, operating expenses and professional fees. Total general and administrative expenses decreased 17% between 2008 and 2007 as a result of lower compensation costs and the payment of $2.6 million in 2007 of employee performance compensation associated with our receipt of Fund II and Fund III incentive management fees. The decrease in compensation costs more than offset the modest increases in operating expenses. Net of the impact of incentive management fees, general and administrative expenses decreased $2.5 million (9%) from 2007.

Depreciation and amortization
Depreciation and amortization decreased by $1.6 million between 2007 and 2008 due primarily to the expensing of $1.3 million of capitalized costs related to the liquidation of Fund II and the expensing of capitalized costs from Fund III and Bracor Investimentos Imobiliarios Ltda., or Bracor, all in 2007. Net of these one-time transactions, depreciation and amortization remained flat from 2007 to 2008.

Gain on extinguishment of debt
$6.0 million of debt forgiveness by a creditor was recorded as a gain on extinguishment of debt in 2008. We recorded no such gains for the year ended December 31, 2007.

Impairments
In 2008, we recorded an other-than-temporary impairment of $900,000 on one of our CMBS investments due to an adverse change in our expectation of future cash flows from that security. We also recorded a $2.0 million impairment on our Real estate held-for-sale to reflect potential losses to our position upon a sale of the property.

Provision for possible credit losses
During 2008, we recorded an aggregate $63.6 million provision for possible credit loss against four loans that we classified as non-performing. One of the loans, against which we had recorded a $6.0 million provision in the first quarter of 2008, was written-off during the second quarter and the $6.0 million liability collateralized by the loan was forgiven by the creditor.

In the second quarter of 2007, we recorded a $4.0 million recovery related to the successful resolution of a non-performing loan. We received net proceeds of $10.9 million that resulted in the following: (a) reduced the carrying value of the loan from $2.6 million to zero (b) recorded a $4.0 million recovery of a provision for losses and (c) recorded $4.3 million of interest income. In the fourth quarter of 2007 we recorded a $4.0 million provision for loss against one second mortgage loan with a principal balance of $10.0 million. This resulted in a net zero provision for possible credit losses on the 2007 consolidated statement of operations.

Valuation allowance on loans held-for-sale
As of December 31, 2008, we recorded a $48.3 million valuation allowance against our four loans classified as held-for-sale to reflect these assets at fair value. No loans were classified as held-for-sale as of December 31, 2007.

Gain on sale of investments
As of December 31, 2007, we had one CMBS investment that we designated and accounted for as available-for-sale with a face value of $7.7 million. The security earned interest at a weighted average coupon of 8.34% at December 31, 2007. During the second quarter of 2008 the security was sold for a gain of $374,000. In the fourth quarter of 2007, we sold our investment in Bracor and realized a gain of $15.1 million that included a $2.5 million currency translation adjustment. Our ownership interest was purchased by four investors on the same terms, including W. R. Berkley Corporation, or WRBC. WRBC beneficially owns approximately 17.6% of our outstanding class A common stock as of February 28, 2009 and a member of our board of directors is an employee of WRBC.

Loss from equity investments
The loss from equity investments for 2008 resulted primarily from our share of operating losses at CTOPI and Fund III. Our loss from CTOPI for 2008 was $1.6 million, which primarily represents net unrealized losses due to the fair value adjustments on CTOPI investments, and our loss from Fund III was $326,000. Our loss from equity investments in 2007 was derived primarily from the operations of Bracor, Fund II and Fund III. In 2007, our Bracor investment generated a net loss of $1.2 million. In 2007, our Fund II investment generated a net loss of $690,000 which included an operating loss $306,000 and the amortization of $384,000 of capitalized costs passed through to us from the general partner of Fund II. In 2007, our Fund III investment generated a net loss of $119,000.

Provision/(benefit) for income taxes
In 2008, we recorded an income tax provision of $1.9 million. The income tax provision was a result of changes to our deferred tax asset resulting from GAAP to tax differences relating to restricted stock compensation and net operating losses, partially offset by a refund due to the overpayment of taxes. In 2007, we recorded an income tax benefit of $706,000, a result of changes to our deferred tax asset of $50,000 and the reversal of tax liability reserves at Capital Trust, Inc. and CTIMCO of $254,000 and $402,000, respectively.

Net (loss) income
Net income decreased by $141.9 million from 2007 to 2008, based in large part upon an increase of $63.6 million in provision for possible credit losses, a $48.3 million valuation allowance on loans held-for-sale and a $26.1 million decrease in net interest income, partially offset by a $9.4 million increase in management fees and a $6.0 million gain on the forgiveness of debt. In 2007, we also recorded $8.3 million of income from the successful resolution of a non-performing loan and a $15.1 million gain from the sale of our investment in Bracor. On a diluted per share basis, net (loss)/income was ($2.73) and $4.77 in 2008 and 2007, respectively.

Dividends
Our regular dividends for 2008 and 2007 were $2.20 per share and $3.20 per share, respectively. In 2007 we also paid a special dividend of $1.90 per share. Total dividends per share in 2008 and 2007 were $2.20 and $5.10, respectively, representing a decrease of $2.90 per share.

Comparison of Results of Operations: Year Ended December 31, 2007 vs. December 31, 2006
(in thousands, except per share data)
	2007	2006	$ Change	% Change
Income from loans and other investments:
Interest and related income	$253,422	$175,404	$78,018	44.5%
Interest and related expenses	162,377	104,607	57,770	55.2
Income from loans and other investments, net	91,045	70,797	20,248	28.6

Other revenues:
Management fees	3,499	2,650	849	32.0
Incentive management fees	6,208	1,652	4,556	275.8
Servicing fees	623	105	518	493.3
Other interest income	1,083	1,354	(271)	(20.0)
Total other revenues	11,413	5,761	5,652	98.1

Other expenses:
General and administrative	29,956	23,075	6,881	29.8
Depreciation and amortization	1,810	3,049	(1,239)	(40.6)
Total other expenses	31,766	26,124	5,642	21.6

(Provision)/recovery for possible credit losses	—	—	—	N/A
Gain on sale of investments	15,077	—	15,077	N/A
(Loss)/income from equity investments	(2,109)	898	(3,007)	(334.9)
Income tax benefit	(706)	(2,735)	2,029	(74.2)
Net income	$84,366	$54,067	$30,299	56.0%

Net income per share - diluted	$4.77	$3.40	$1.37	40.3%

Dividend per share	$5.10	$3.45	$1.65	47.8%

Average LIBOR	5.25%	5.10%	0.15%	2.9%

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

Depreciation and amortization
Depreciation and amortization decreased by $1.2 million between 2006 and 2007 due primarily to the write-off of $1.8 million of capitalized costs in the third quarter of 2006, as we expensed all of the capitalized costs relating to an investment management joint venture. This was partially offset by the write-off of $1.3 million of capitalized costs related to the liquidation of Fund II in the first quarter of 2007. Net of the Fund II and investment management write-offs, depreciation and amortization in 2007 decreased $739,000 to $510,000 from $1.2 million in 2006.

(Provision)/recovery for possible credit losses
In the second quarter of 2007 we recorded a $4.0 million recovery related to the successful resolution of a non-performing loan. We received net proceeds of $10.9 million that resulted in the following: (a) reduced the carrying value of the loan from $2.6 million to zero (b) recorded a $4.0 million recovery of a provision for losses and (c) recorded $4.3 million of interest income. In the fourth quarter of 2007 we recorded a $4.0 million provision for loss against one second mortgage loan with a principal balance of $10.0 million.

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

(Loss)/income from equity investments
Our loss from equity investments was derived primarily from our recording our share of losses from the operations of Bracor, Fund II and Fund III. In 2007 and 2006, our Bracor investment generated a net loss of $1.2 million and $132,000, respectively. In 2007, our Fund II investment generated a net loss of $690,000 which included an operating loss $306,000 and the amortization of $384,000 of capitalized costs passed through to us from the general partner of Fund II. In 2007, our Fund III investment generated a net loss of $119,000. During 2006, income from equity investments was primarily comprised of co-investment income from Fund II and Fund III.

Income tax benefit
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

Liquidity and Capital Resources

Sources of liquidity as of December 31, 2008 include unrestricted cash ($45.4 million), restricted cash ($18.8 million available for reinvestment in CDO II), operating income as well as principal payments and disposition proceeds from loans and CMBS. Uses of liquidity include loan fundings ($54.2 million of unfunded commitments), capital contributions to our managed funds ($21.5 million of unfunded commitments), REIT dividends and debt repayments.

Going forward, our liquidity and capital resources outlook will be significantly impacted by the restructuring of our debt obligations as detailed in Note 22 to the consolidated financial statements.

Cash Flows
We experienced a net increase in cash of $19.6 million for the year ended December 31, 2008, compared to a net decrease of $313,000 for the year ended December 31, 2007.

Cash provided by operating activities during the year ended December 31, 2008 was $54.1 million, compared to cash provided by operating activities of $86.7 million during the same period of 2007. The change was primarily due to lower levels of income from loans and other investments, net.

For the year ended December 31, 2008, cash provided by investing activities was $154.6 million, compared to $358.3 million used in investing activities during the same period in 2007. The change was primarily due to a decrease in originations, acquisitions, and additional fundings of $1.0 billion during the year ended December 31, 2008 compared to the year ended December 31, 2007, offset by a decrease in principal repayments of $493 million for the same periods. In 2007 we also received $44 million in proceeds from our investment in Bracor.

For the year ended December 31, 2008, cash used by financing activities was $189.1 million, compared to $271.2 million provided by financing activities during the same period in 2007. The change was primarily due to dramatic changes in proceeds from and repayments of repurchase obligations, proceeds from the sale of class A common stock during 2008 and the issuance of junior subordinated debentures and activity on other debt in the year ended December 31, 2007, and is indicative of our overall deleveraging in 2008.

Capitalization
Our authorized capital stock consists of 100,000,000 shares of $0.01 par value class A common stock, of which 22,071,349 shares were issued and outstanding as of December 31, 2008 and 100,000,000 shares of preferred stock, none of which were outstanding as of December 31, 2008.

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

Subsequent to December 31, 2008, in connection with the restructuring of our debt obligations detailed in Note 22 to the consolidated financial statements, we issued, or irrevocably committed to issue, 3,479,691 warrants to purchase our class A common stock.

Repurchase Obligations and Secured Debt
As of December 31, 2008, we were party to four master repurchase agreements with four counterparties, and aggregate total outstanding borrowings of $671.3 million. We were also a party to an asset specific repurchase obligation and a secured loan agreement. As of December 31, 2008, these asset specific borrowings totaled $27.7 million. Our total borrowings as of December 31, 2008 under master repurchase agreements, asset specific repurchase arrangements and our secured loan agreement were $699.1 million. Loans and CMBS with a carrying value of $1.2 billion are pledged as collateral for our repurchase agreements.

The terms of these agreements are described in Note 9 to the consolidated financial statements. Subsequent to December 31, 2008, certain of our repurchase obligations and secured debt have been restructured, terminated or otherwise satisfied pursuant to the restructuring of our debt obligations as detailed in Note 22 to the consolidated financial statements.

Collateralized Debt Obligations
As of December 31, 2008, we had CDOs outstanding from four separate issuances with a total face value of $1.2 billion. Our CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet representing the amortized sales price of the securities we sold to third parties. Our one reinvesting CDO provides us with $298.9 million of debt financing at a cash cost of LIBOR plus 0.49% (0.93% at December 31, 2008) and an all-in effective interest rate (including the amortization of issuance costs) of LIBOR plus 0.74% (1.18% at December 31, 2008). Our three static CDOs provide us with $857.1 million of financing with a cash cost of 2.30% and an all-in effective interest rate of 2.50% at December 31, 2008. On a combined basis, our CDOs provide us with $1.2 billion of non-recourse, non-mark-to-market, index matched financing at a weighted average cash cost of 0.53% over the applicable indices (1.95% at December 31, 2008) and a weighted average all-in cost of 0.73% over the applicable indices (2.15% at December 31, 2008). Additional liquidity will be generated when assets that are currently pledged under repurchase obligations are contributed to our reinvesting CDO as the difference between the repurchase price under our repurchase agreements is generally less than the leverage available to us in our CDOs. As of December 31, 2008, we had additional liquidity of $18.8 million in our CDOs in the form of restricted cash.

CDO I and CDO II each have interest coverage and overcollateralization tests, which if breached provide for hyper-amortization of the senior notes sold by a redirection of cash flow that would otherwise have been paid to the subordinate classes, some of which are owned by the Company. If such tests are in breach for six consecutive months, the reinvesting feature of the CDO is suspended. The hyper-amortization would cease once the test is back in compliance. The overcollateralization tests are a function of impairments to the CDO collateral. Furthermore, all four of our CDOs provide for the re-classification of interest proceeds from impaired collateral as principal proceeds. Subsequent to December 31, 2008, we were informed by our CDO trustee of impairments due to rating agency downgrades of certain of the CMBS collateral interests in all of our CDOs. The impairments resulted in a breach of the CDO II overcollateralization test and the reclassification of interest proceeds from certain CMBS collateral as principal proceeds in all four of our CDOs.

Senior Unsecured Credit Facility
In March 2007, we closed a $50.0 million senior unsecured revolving credit facility with WestLB AG, which was amended in September 2007 to increase the size to $100.0 million and add new lenders to the syndicate. In March 2008, we exercised our term-out option under the agreement, extending the maturity date of the $100.0 million principal balance outstanding to March 2009 as a non-revolving term loan. The loan bears interest at a cost of LIBOR plus 1.75% (LIBOR plus 2.07% on an all-in basis).

Subsequent to December 31, 2008, our senior unsecured credit facility has been restructured, as discussed in Note 22 to the consolidated financial statements.

Junior Subordinated Debentures
As of December 31, 2008, we had a total of $129 million of junior subordinated debentures outstanding (securing $125 million of trust preferred securities sold to third parties). Junior subordinated debentures are comprised of two issuances of debentures, $77 million of debentures (securing $75 million of trust preferred securities) issued in March 2007 and $52 million of debentures (securing $50 million of trust preferred securities) issued in 2006. On a combined basis the securities provide us with $125 million of financing at a cash cost of 7.20% and an all-in effective rate of 7.35%.

On March 16, 2009 we issued new junior subordinate debentures to holders of a majority of our trust preferred securities reflecting modified terms in exchange for the securities held by them, as detailed in Note 22 to the consolidated financial statements.

The following table sets forth information about certain of our contractual obligations as of December 31, 2008:

Contractual Obligations(1)(2)
(in millions)
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations
Repurchase obligations and secured debt	$699	$271	$410	$18	$—
Collateralized debt obligations	1,155	—	—	—	1,155
Senior unsecured credit facility	100	100	—	—	—
Junior subordinated debentures	129	—	—	—	129

Total long-term debt obligations	2,083	371	410	18	1,284

Unfunded commitments
Loans	54	—	15	39	—
Equity investments	22	—	22	—	—

Total unfunded commitments	76	—	37	39	—

Operating lease obligations	14	1	3	3	7

Total	$2,173	$372	$450	$60	$1,291

(1)	We are also subject to interest rate swaps for which we cannot estimate future payments due.
(2)	Contractual obligations detailed above are as of December 31, 2008, and do not give effect to the subsequent events described in Note 22 to the consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results could differ from these estimates. During 2008, management reviewed and evaluated its critical accounting policies and believes them to be appropriate. Our accounting policies are described in Note 2 to our consolidated financial statements. The following is a summary of our accounting policies that we believe are the most affected by management judgments, estimates and assumptions:

Principles of Consolidation

The accompanying consolidated financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries and our interests in variable interest entities in which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. Our interests in CT Preferred Trust I and CT Preferred Trust II, the issuers of trust securities backed by our junior subordinated debentures, are accounted for using the equity method and their assets and liabilities are not consolidated into our financial statements due to our determination that CT Preferred Trust I and CT Preferred Trust II are variable interest entities in which we are not the primary beneficiary under Financial Accounting Standards Board, or FASB, Interpretation No. 46(R) “Consolidation of Variable Interest Entities”, or FIN 46(R). We account for our co-investment interest in the private equity funds we manage, CT Mezzanine Partners III, Inc., or Fund III, and CT Opportunity Partners I, LP, or CTOPI, under the equity method of accounting. We also accounted for our investment in Bracor Investimentos Imobiliarios Ltda., or Bracor, under the equity method of accounting until we sold our investment in December 2007. As such, we report a percentage of the earnings or losses of the companies in which we have such investments equal to our ownership percentage on a single line item in the consolidated statements of operations as income/(loss) from equity investments. CTOPI is an investment company (under the American Institute of Certified Public Accountants Investment Company Guide) and therefore it maintains its financial records at fair value. We have applied such accounting relative to our investment in CTOPI pursuant to the Emerging Issues Task Force, or EITF, Issue No. 85-12 “Retention of Specialized Accounting for Investments in Consolidation.”

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

Commercial Mortgage Backed Securities

We classify our commercial mortgage backed securities, or CMBS, pursuant to FASB Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, or FAS 115, on the date of acquisition of the investment. On August 4, 2005, we decided to change the accounting classification of our CMBS investments from available-for-sale to held-to-maturity. Held-to-maturity investments are stated at cost adjusted for the amortization of any premiums or discounts, which are amortized through the consolidated statements of operations using the effective interest method. Other than in the instance of an other-than-temporary impairment (as discussed below), these held-to-maturity investments are shown in our financial statements at their adjusted values pursuant to the methodology described above.

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

We account for CMBS under EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, as amended by FASB Staff Position EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”, or EITF 99-20. Under EITF 99-20, income is recognized using a level yield with any purchase premium or discount accreted through income over the life of the security. This yield is calculated using estimated cash flows which are based on a number of assumptions on the underlying loans. Examples include, among other things, the rate and timing of principal payments, including prepayments, repurchases, defaults and liquidations, the pass-through or coupon rate and interest rates. Additional factors that may affect our reported interest income on our CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans and the timing and magnitude of credit losses on the mortgage loans underlying the securities that are impacted by, among other things, the general condition of the real estate market, including competition for tenants and their related credit quality, and changes in market rental rates. These uncertainties and contingencies are difficult to predict and are subject to future events that may alter the assumptions.

Further, under the guidance of EITF 99-20, when, based on current information and events, it is probable that there has been an adverse change in estimated cash flows from those originally estimated, an other-than-temporary impairment is deemed to have occurred. A change in estimated cash flows is considered adverse under the guidance of EITF 99-20 if the present value of the revised cash flows (taking into consideration both the timing and amount of estimated future cash flows) using the current expected yield is less than the present value of the originally estimated remaining cash flows, adjusted for cash receipts during the intervening period. Should an other-than-temporary impairment be deemed to have occurred, the security is written down to fair value with the resulting charge included in the statement of operations and a new cost basis established. The revised yield is then applied prospectively to recognize interest income. Management must also assess whether unrealized losses on securities reflect a decline in value that is other-than-temporary, and, accordingly, write down the impaired security to its fair value, through a charge to income.

From time to time we purchase CMBS and other investments in which we have a level of control over the issuing entity; we refer to these investments as controlling class investments. The presentation of controlling class investments in our consolidated financial statements is governed in part by FIN 46(R), which could require that certain controlling class investments be presented on a consolidated basis. Based upon the specific circumstances of certain of our CMBS investments that are controlling class investments and our interpretation of FIN 46(R), specifically the exemption for qualifying special purpose entities as defined under FASB Statements of Financial Accounting Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, or FAS 140, we have concluded that the entities that have issued the controlling class investments should not be presented on a consolidated basis. In 2008, the FASB issued Staff Position No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”, or FSP 140-4, which requires additional disclosures for certain of our investments effective as of December 15, 2008. These disclosures are included in Note 3 to the consolidated financial statements.

Loans Receivable, Provision for Possible Credit Losses, Loans Held-for-Sale and Related Allowance

We purchase and originate commercial real estate debt and related instruments, or Loans, generally to be held as long-term investments at amortized cost. Management must periodically evaluate each of these Loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the Loan. If a Loan were determined to be permanently impaired, we would write down the Loan through a charge to the provision for possible credit losses. Given the nature of our Loan portfolio and the underlying commercial real estate collateral, significant judgment on the part of management is required in determining permanent impairment and the resulting charge to the provision, which includes but is not limited to making assumptions regarding the value of the real estate that secures the loan. Each Loan in our portfolio is evaluated at least quarterly using our loan risk rating system which considers loan-to-value, debt yield, cash flow stability, exit plan, loan sponsorship, loan structure and other factors deemed necessary by management to assess the likelihood of delinquency or default. If we believe there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our Loan, and a provision is recorded taking into consideration both the likelihood of delinquency or default and the estimated value of the underlying collateral. Actual losses, if any, could ultimately differ from these estimates.

Loans held-for-sale are carried at the lower of our amortized cost basis and market value. A reduction in market value of loans held-for-sale is recorded as a charge to the Company’s consolidated statement of operations under the valuation allowance on loans held-for-sale.

Repurchase Obligations

In certain circumstances, we have financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty. We currently record these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under any repurchase agreement as a liability on our consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated statements of operations. In February 2008, the FASB issued FASB Staff Position 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”, or FSP 140-3, which provides guidance on accounting for transfers of financial assets and repurchase financings. FSP 140-3 presumes that an initial transfer of a financial asset and a repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under FAS 140. If the linked transaction does not meet the requirements for sale accounting, the linked transaction shall generally be accounted for as a forward contract, as opposed to the current presentation, where the purchased asset and the repurchase liability are reflected separately on the balance sheet.

FSP 140-3 is effective on a prospective basis for fiscal years beginning after November 15, 2008, with earlier application not permitted. Given that FSP 140-3 is to be applied prospectively, the adoption of FSP 140-3 did not have a material impact on our consolidated financial statements with respect to our existing transactions. New transactions entered into after December 31, 2008, which are subject to FSP 140-3 may be presented differently on our consolidated financial statements.

Interest Rate Derivative Financial Instruments

In the normal course of business, we use interest rate derivative financial instruments to manage, or hedge, cash flow variability caused by interest rate fluctuations. Specifically, we currently use interest rate swaps to effectively convert variable rate liabilities that are financing fixed rate assets, to fixed rate liabilities. The differential to be paid or received on these agreements is recognized on the accrual basis as an adjustment to the interest expense related to the attendant liability. The interest rate swap agreements are generally accounted for on a held-to-maturity basis, and, in cases where they are terminated early, any gain or loss is generally amortized over the remaining life of the hedged item. These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment. Changes in value of effective cash flow hedges are reflected in our consolidated financial statements through accumulated other comprehensive income/(loss) and do not affect our net income. To the extent a derivative does not qualify for hedge accounting, and is deemed a non-hedge derivative, the changes in its value are included in net income.

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

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with FASB Statement of Financial Accounting Standards No. 123(R) “Share Based Payment,” or FAS 123(R). Upon adoption of FAS 123(R), as of January 1, 2006, we have elected to utilize the modified prospective method, and there was no impact from this adoption. Compensation expense for time vesting of stock-based compensation grants is recognized on the accelerated attribution method and compensation expense for performance vesting of stock-based compensation grants is recognized on a straight line basis. Compensation expense relating to stock-based compensation is recognized in net income using a fair value measurement method.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”, or FAS 161. The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. FAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not expect the adoption of FAS 161 to have a material impact on our consolidated financial statements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2008. For financial assets and debt obligations, the table presents cash flows (in certain cases, face adjusted for expected losses) to the expected maturity and weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on rates in effect as of the reporting date.

	Expected Maturity/Repayment Dates
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(in thousands)
Assets:

CMBS
Fixed rate	$43,665	$17,803	$96,927	$106,555	$178,437	$262,552	$705,939	$493,283
Interest rate(1)	6.59%	7.28%	7.38%	7.03%	6.85%	6.13%	6.68%
Variable rate	$9,054	$29,997	$18,023	$78,054	$29,873	$9,784	$174,785	$89,195
Interest rate(1)(2)	4.34%	2.29%	2.03%	3.78%	—	2.52%	2.65%

Loans receivable
Fixed rate	$17,215	$1,283	$27,831	$1,160	$1,246	$121,626	$170,361	$162,103
Interest rate(1)	8.52%	8.05%	8.46%	7.79%	7.78%	7.59%	7.83%
Variable rate	$51,990	$138,138	$847,565	$577,597	$847	$11,358	$1,627,495	$1,427,826
Interest rate(1)	4.27%	4.07%	3.18%	3.77%	2.40%	2.40%	3.49%

Loans held-for-sale
Variable rate	$—	$—	$—	$140,719	$—	$—	$140,719	$92,175
Interest rate(1)	—	—	—	2.54%	—	—	2.54%

Debt Obligations:

Repurchase obligations and secured debt
Variable rate	$210,671	$424,553	$—	$—	$63,830	$—	$699,054	$699,054
Interest rate(1)	2.26%	1.88%	—	—	1.78%	—	1.99%

CDOs
Fixed rate	$7,677	$5,136	$42,200	$57,804	$111,589	$45,100	$269,506	$121,328
Interest rate(1)	5.41%	5.49%	5.16%	5.16%	5.19%	5.95%	5.32%
Variable rate	$48,775	$140,287	$238,758	$218,501	$50,646	$188,031	$884,998	$319,917
Interest rate(1)	0.79%	0.76%	0.84%	1.00%	0.89%	1.09%	0.92%

Senior unsecured credit facility
Fixed rate	$100,000	$—	$—	$—	$—	$—	$100,000	$94,155
Interest rate(1)	2.19%	—	—	—	—	—	2.19%

Junior subordinated debt
Fixed rate	$—	$—	$—	$—	$—	$128,875	$128,875	$80,099
Interest rate(1)	—	—	—	—	—	7.20%	7.20%

Participations sold
Variable rate	$—	$—	$91,220	$201,515	$—	$—	$292,735	$258,416
Interest rate(1)	—	—	2.30%	4.34%	—	—	3.70%

Derivative Financial Instruments:

Interest rate swaps
Notional amounts	$48,733	$13,383	$46,400	$81,887	$39,947	$235,529	$465,879	$(47,974)
Fixed pay rate(1)	4.77%	5.06%	4.65%	4.98%	4.97%	5.06%	4.97%
Variable receive rate(1)	0.51%	0.52%	0.60%	0.51%	0.51%	0.57%	0.55%

(1)	Represents weighted average rates where applicable. Expected repayment dates and amounts are as of December 31, 2008, and do not give effect to the subsequent events described in Note 22.
(2)	For $37.9 million face value ($37.5 million book value) of CMBS investments, calculations use an effective rate based on cash received.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-45. See accompanying Index to the Consolidated Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 21 to the consolidated financial statements.

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

Attestation Report of Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2, and is incorporated herein by reference.

Changes in Internal Controls

There have been no significant changes in our “internal control over financial reporting” (as defined in rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2009 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 11.	Executive Compensation

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2009 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2009 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2009 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2009 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

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

+ 10.6	2007 Amendment to the 2004 Plan (filed as Exhibit 10.6 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 5, 2008 and incorporated herein by reference).

+ 10.7
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

+ 10.10
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

+ 10.17
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

+10.20	2007 Amendment to the 2007 Plan (filed as Exhibit 10.20 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 5, 2008 and incorporated herein by reference).

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

+10.28
Deferral Election Agreement for Selected Plan Awards, dated as of December 24, 2007, by and between Capital Trust, Inc. and John R. Klopp (filed as Exhibit 10.28 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 5, 2008 and incorporated herein by reference).

+10.29
Deferral Election Agreement for Selected Plan Awards, dated as of December 24, 2007, by and between Capital Trust, Inc. and Geoffrey G. Jervis (filed as Exhibit 10.29 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 5, 2008 and incorporated herein by reference).

+10.30
Deferral Election Agreement for Selected Plan Awards, dated as of December 24, 2007, by and between Capital Trust, Inc. and Geoffrey G. Jervis (filed as Exhibit 10.30 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 5, 2008 and incorporated herein by reference).

+10.31
Deferral Election Agreement for Selected Plan Awards, dated as of December 24, 2007, by and between Capital Trust, Inc. and Geoffrey G. Jervis (filed as Exhibit 10.31 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 5, 2008 and incorporated herein by reference).

+10.32
Deferral Election Agreement for Selected Plan Awards, dated as of December 24, 2007, by and between Capital Trust, Inc. and Stephan D. Plavin (filed as Exhibit 10.32 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 5, 2008 and incorporated herein by reference).

EXHIBIT INDEX

Exhibit Number	Description

+10.33
Deferral Election Agreement for Selected Plan Awards, dated as of December 24, 2007, by and between Capital Trust, Inc. and Thomas C. Ruffing (filed as Exhibit 10.33 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 5, 2008 and incorporated herein by reference).

+10.34.a
Employment Agreement, dated as of February 24, 2004, by and between Capital Trust, Inc. and CT Investment Management Co., LLC and John R. Klopp (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 12, 2004 and incorporated herein by reference).

•+10.34.b	Letter Agreement, dated as of December 31, 2008, by and among Capital Trust, Inc., CT Investment Management Co., LLC and John R. Klopp.

•+ 10.35	Amended and Restated Employment Agreement, dated as of January 1, 2009, by and between Capital Trust, Inc. and Stephen D. Plavin.

+ 10.36.a
Employment Agreement, dated as of September 29, 2006, by and among Capital Trust, Inc., CT Investment Management Co., LLC and Geoffrey G. Jervis (filed as Exhibit 10.3 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 30, 2006 and incorporated herein by reference).

•+ 10.36.b	Letter Agreement, dated as of December 31, 2008, by and among Capital Trust, Inc., CT Investment Management Co., LLC and Geoffrey Jervis.

+ 10.37.a
Employment Agreement, dated as of August 4, 2006, by and among Capital Trust, Inc., CT Investment Management Co., LLC and Thomas C. Ruffing (filed as Exhibit 10.2 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on August 8, 2006 and incorporated herein by reference).

•+ 10.37.b	Letter Agreement, dated as of December 31, 2008, by and among Capital Trust, Inc., CT Investment Management Co., and Thomas Ruffing.

+10.38
Termination Agreement, dated as of December 29, 2000, by and between Capital Trust, Inc. and Craig M. Hatkoff (filed as Exhibit 10.9 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference).

+ 10.39
Transition Agreement dated May 26, 2005, by and between the Company and Brian H. Oswald (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14788) filed on May 27, 2005 and incorporated herein by reference).

+ 10.40
Consulting Services Agreement, dated as of January 1, 2003, by and between CT Investment Management Co., LLC and Craig M. Hatkoff. (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 6, 2003 and incorporated herein by reference).

EXHIBIT INDEX

Exhibit Number	Description

+10.41
Summary of Non-Employee Director Compensation (filed as Exhibit 10.51 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on February 28, 2007 and incorporated herein by reference).

+10.42	Summary of Non-Employee Director Compensation (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K (File No. 1-14788) filed on February 28, 2007 and incorporated herein by reference).

10.43
Agreement of Lease dated as of May 3, 2000, between 410 Park Avenue Associates, L.P., owner, and Capital Trust, Inc., tenant (filed as Exhibit 10.11 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference).

10.44
Additional Space, Lease Extension and First Lease Modification Agreement, dated as of May 23, 2007, by and between 410 Park Avenue Associates, L.P. and Capital Trust, Inc. (filed as Exhibit 10.74 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 5, 2008 and incorporated herein by reference).

10.45.a
Amended and Restated Master Loan and Security Agreement, dated as of June 27, 2003, between Capital Trust, Inc., CT Mezzanine Partners I LLC and Morgan Stanley Mortgage Capital Inc. (filed as Exhibit 10.4 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 6, 2003 and incorporated herein by reference).

10.45.b
Joinder and Amendment, dated as of July 20, 2004, among Capital Trust, Inc., CT Mezzanine Partners I LLC, CT RE CDO 2004-1 Sub, LLC and Morgan Stanley Mortgage Capital Inc. (filed as Exhibit 10.21.b to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

10.46.a
Master Repurchase Agreement, dated as of July 29, 2005, by and among the Company, CT RE CDO 2004-1 Sub, LLC, CT RE CDO 2005-1 Sub, LLC and Morgan Stanley Bank (filed as Exhibit 10.2 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 1, 2005 and incorporated herein by reference).

10.46.b
Amendment No. 1 to the Master Repurchase Agreement, dated as of November 4, 2005, by and among Capital Trust, Inc., CT RE CDO 2004-1 Sub, LLC, CT RE CDO 2005-1 Sub, LLC and Morgan Stanley Bank (filed as Exhibit 10.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on November 9, 2005 and incorporated herein by reference).

*10.46.c
Amendment No. 5 to Master Repurchase Agreement, dated as of February 14, 2007, by and among Capital Trust, Inc., CT RE CDO 2004-1 SUB, LLC, CT RE CDO 2005-1 SUB, LLC and Morgan Stanley Bank (filed as Exhibit 10.4 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 1, 2007 and incorporated herein by reference).

•10.46.d
Amendment No. 10 to Master Repurchase Agreement, dated as of March 16, 2009, by and among Capital Trust, Inc., CT RE CDO 2004-1 SUB, LLC, CT RE CDO 2005-1 SUB, LLC, CT XLC Holding, LLC and Morgan Stanley Bank, N.A.

10.47.a
Amended and Restated Master Repurchase Agreement, dated as of August 15, 2006, by and between Goldman Sachs Mortgage Company and Capital Trust, Inc. (filed as Exhibit 10.1.a to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 30, 2006 and incorporated herein by reference).

EXHIBIT INDEX

Exhibit Number	Description

10.47.b
Annex I to Amended and Restated Master Repurchase Agreement, dated as of August 15, 2006, by and between Goldman Sachs Mortgage Company and Capital Trust, Inc. (filed as Exhibit 10.1.b to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 30, 2006 and incorporated herein by reference).

10.47.c
Letter, dated as of August 15, 2006, by and between Goldman Sachs Mortgage Company and Capital Trust, Inc. (filed as Exhibit 10.1.c to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 30, 2006 and incorporated herein by reference).

10.47d	Amended and Restated Annex I to Amended and Restated Master Repurchase Agreement, dated as of October 30, 2007, by and between Goldman Sachs Mortgage Company and Capital Trust, Inc.

•10.47e	Agreement, dated as of March 16, 2009, by Capital Trust, Inc. and Goldman Sachs Mortgage Company.

•10.47f	Termination of Master Repurchase Agreement, dated as of March 16, 2009, between Capital Trust, Inc. and Goldman Sachs Mortgage Company.

10.48
Master Repurchase Agreement, dated as of March 4, 2005, by and among Capital Trust, Inc., Bank of America, N.A. and Banc of America Securities LLC. (filed as Exhibit 10.25 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

•10.49a
Master Repurchase Agreement, dated as of October 24, 2008, by and among Capital Trust, Inc., CT BSI Funding Corp. and JPMorgan Chase Bank, N.A. (reflecting JPMorgan Chase Bank, N.A. as successor to Bear, Stearns Funding, Inc. under the Amended and Restated Master Repurchase Agreement, dated as of February 15, 2006, by and among Bear, Stearns Funding, Inc., Capital Trust, Inc. and CT BSI Funding Corp., as amended by that certain Amendment No. 1, dated as of February 7, 2007, and as amended by that certain Amendment No. 2, dated as of June 30, 2008).

•10.49b	Amendment No. 1 to Master Repurchase Agreement, dated as of March 16, 2009, by and among CT BSI Funding Corp., Capital Trust, Inc., and JPMorgan Chase Bank, N.A.

•10.50a
Master Repurchase Agreement, dated as of November 21, 2008, by and among Capital Trust, Inc., CT BSI Funding Corp. and JPMorgan Chase Funding Inc. (reflecting JPMorgan Chase Bank, N.A. as successor to Bear, Stearns International Limited under the Amended and Restated Master Repurchase Agreement, dated as of February 15, 2006, by and among Bear, Stearns International Limited, Capital Trust, Inc. and CT BSI Funding Corp., as amended by that certain Amendment No. 1, dated as of February 7, 2007, and as amended by that certain Amendment No. 2, dated as of June 30, 2008).

•10.50b	Amendment No. 1 to Master Repurchase Agreement, dated as of March 16, 2009, by and among Capital Trust, Inc., CT BSI Funding Corp. and JP Morgan Chase Funding Inc.

10.51
Limited Liability Company Agreement of CT MP II LLC, by and among Travelers General Real Estate Mezzanine Investments II, LLC and CT-F2-GP, LLC, dated as of March 8, 2000 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-14788) filed on March 23, 2000 and incorporated herein by reference).

10.52
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

10.53
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

10.54
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

10.56
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

10.57
Registration Rights Agreement, dated as of February 7, 2003, by and between Capital Trust, Inc. and Stichting Pensioenfonds ABP (filed as Exhibit 10.24 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 28, 2003 and incorporated herein by reference).

10.58
Registration Rights Agreement, dated as of June 18, 2003, by and among Capital Trust, Inc. and the parties named therein (filed as Exhibit 10.2 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 12, 2004 and incorporated herein by reference).

10.59
Securities Purchase Agreement, dated as of May 11, 2004, by and among Capital Trust, Inc. W. R. Berkley Corporation and certain shareholders of Capital Trust, Inc. (filed as Exhibit 10.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on May 11, 2004 and incorporated herein by reference).

10.60
Registration Rights Agreement dated as of May 11, 2004, by and among Capital Trust, Inc. and W. R. Berkley Corporation (filed as Exhibit 10.2 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on May 11, 2004 and incorporated herein by reference).

•10.61	Junior Subordinated Indenture, dated as of March 16, 2009, between Capital Trust, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee.

10.62
Amended and Restated Trust Agreement, dated February 10, 2006, by and among Capital Trust, Inc., JP Morgan Chase Bank, N.A., Chase Bank USA, N.A. and the Administrative Trustees named therein (filed as Exhibit 10.2 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 4, 2006 and incorporated herein by reference).

EXHIBIT INDEX

Exhibit Number	Description

10.63
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

10.67
 Amended and Restated Trust Agreement, dated as of March 29, 2007, by and among Capital Trust, Inc., The Bank of New York Trust Company, National Association, The Bank of New York (Delaware) and the Administrative Trustees named therein. (filed as Exhibit 10.2 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 1, 2007 and incorporated herein by reference).

10.68
Master Repurchase Agreement, dated as of July 30, 2007, by and among Capital Trust, Inc., Citigroup Global Markets, Inc. and Citigroup Financial Products Inc. (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 7, 2007 and incorporated herein by reference).

•10.69	Amendment No. 3 to Master Repurchase Agreement, dated as of March 16, 2009, by and between Capital Trust, Inc., and Citigroup Global Markets, Inc. and Citigroup Financial Products Inc.

•10.70	Amended and Restated Credit Agreement, dated as of March 16, 2009, among Capital Trust, Inc., the lenders party thereto and WestLB AG, New York Branch.

•10.71	Satisfaction, Termination and Release Agreement, dated as of February 25, 2009, between UBS Real Estate Securities Inc. and Capital Trust, Inc.

•10.72
Exchange Agreement, dated as of March 16, 2009, by and among Capital Trust, Inc., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd., Taberna Preferred Funding VIII, Ltd. and Taberna Preferred Funding IX, Ltd.

•10.73	Pledge and Security Agreement, dated as of March 16, 2009, by and between Capital Trust, Inc., and WestLB AG, New York Branch.

11.1
Statements regarding Computation of Earnings per Share (Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 12 to the consolidated financial statements contained in this report).

14.1
Capital Trust, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on February 28, 2007 and incorporated herein by reference).

EXHIBIT INDEX
Exhibit Number	Description

• 21.1	Subsidiaries of Capital Trust, Inc.

• 23.1	Consent of Ernst & Young LLP

• 31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

• 31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

• 32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

• 32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Represents a management contract or compensatory plan or arrangement.

•	Filed herewith.

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

March 16, 2009	/s/ John R. Klopp
Date	John R. Klopp
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 16, 2009	/s/ Samuel Zell
Date	Samuel Zell
Chairman of the Board of Directors

March 16, 2009	/s/ John R. Klopp
Date	John R. Klopp
Chief Executive Officer and Director

March 16, 2009	/s/ Geoffrey G. Jervis
Date	Geoffrey G. Jervis
Chief Financial Officer

March 16, 2009	/s/ Thomas E. Dobrowski
Date	Thomas E. Dobrowski, Director

March 16, 2009	/s/ Martin L. Edelman
Date	Martin L. Edelman, Director

March 16, 2009	/s/ Craig M. Hatkoff
Date	Craig M. Hatkoff, Director

March 16, 2009	/s/ Edward S. Hyman
Date	Edward S. Hyman, Director

March 16, 2009	/s/ Henry N. Nassau
Date	Henry N. Nassau, Director

March 16, 2009	/s/ Joshua A. Polan
Date	Joshua A. Polan, Director

March 16, 2009	/s/ Lynne B. Sagalyn
Date	Lynne B. Sagalyn, Director

Index to Consolidated Financial Statements and Schedules

Schedules other than those listed are ommited as they are not applicable or the required or equivalent information has been included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Capital Trust, Inc.

We have audited Capital Trust, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capital Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Capital Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital Trust, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 of Capital Trust, Inc. and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, NY
March 16, 2009

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2008 based on the criteria in Internal Control-Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated: March 16, 2009

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

Dated: March 16, 2009

John R. Klopp	Geoffrey G. Jervis
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Capital Trust, Inc.

We have audited the accompanying consolidated balance sheets of Capital Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements and Schedules. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 16, 2009

Capital Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2008 and 2007
(in thousands except share data)

Assets	2008	2007

Cash and cash equivalents	$45,382	$25,829
Restricted cash	18,821	5,696
Commercial mortgage backed securities	852,211	876,864
Loans receivable, net	1,791,332	2,257,563
Loans held-for-sale, net	92,175	—
Equity investment in unconsolidated subsidiaries	2,383	977
Real estate held-for-sale	9,897	—
Deposits and other receivables	1,421	3,927
Accrued interest receivable	6,351	15,091
Deferred income taxes	1,706	3,659
Prepaid expenses and other assets	16,948	21,876
Total assets	$2,838,627	$3,211,482

Liabilities & Shareholders' Equity

Liabilities:
Accounts payable and accrued expenses	$10,918	$65,682
Repurchase obligations	699,054	911,857
Collateralized debt obligations	1,156,035	1,192,299
Senior unsecured credit facility	100,000	75,000
Junior subordinated debentures	128,875	128,875
Participations sold	292,669	408,351
Interest rate hedge liabilities	47,974	18,686
Deferred origination fees and other revenue	1,658	2,495
Total liabilities	2,437,183	2,803,245

Shareholders' equity:
Class A common stock $0.01 par value 100,000 shares authorized, 21,740 and 17,166 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively ("class A common stock")	217	172
Restricted class A common stock $0.01 par value, 331 and 424 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively ("restricted class A common stock" and together with class A common stock, "common stock")	3	4
Additional paid-in capital	557,435	426,113
Accumulated other comprehensive loss	(41,009)	(8,684)
Accumulated deficit	(115,202)	(9,368)
Total shareholders' equity	401,444	408,237

Total liabilities and shareholders' equity	$2,838,627	$3,211,482

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands, except share and per share data)

	2008	2007	2006
Income from loans and other investments:
Interest and related income	$194,649	$253,422	$175,404
Less: Interest and related expenses	129,665	162,377	104,607
Income from loans and other investments, net	64,984	91,045	70,797

Other revenues:
Management fees	12,941	3,499	2,650
Incentive management fees	—	6,208	1,652
Servicing fees	367	623	105
Other interest income	1,566	1,083	1,354
Total other revenues	14,874	11,413	5,761

Other expenses:
General and administrative	24,957	29,956	23,075
Depreciation and amortization	179	1,810	3,049
Total other expenses	25,136	31,766	26,124

Gain on extinguishment of debt	6,000	—	—
Impairments	(2,917)	—	—
Provision for possible credit losses	(63,577)	—	—
Valuation allowance on loans held-for-sale	(48,259)	—	—
Gain on sale of investments	374	15,077	—
(Loss)/income from equity investments	(1,988)	(2,109)	898
(Loss)/income before income taxes	(55,645)	83,660	51,332
Provision/(benefit) for income taxes	1,893	(706)	(2,735)
Net (loss)/income	$(57,538)	$84,366	$54,067

Per share information:
Net (loss)/earnings per share of common stock:
Basic	$(2.73)	$4.80	$3.43
Diluted	$(2.73)	$4.77	$3.40

Weighted average shares of common stock outstanding:
Basic	21,098,935	17,569,690	15,754,655
Diluted	21,098,935	17,690,266	15,923,397

Dividends declared per share of common stock	$2.20	$5.10	$3.45

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands)

	Comprehensive Income	Class A Common Stock	Restricted Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total
Balance at December 31, 2005		$149	$4	$326,299	$14,879	$(2,481)	$338,850

Net income	$54,067	—	—	—	—	54,067	54,067
Unrealized loss on derivative financial instruments	(1,401)	—	—	—	(1,401)	—	(1,401)
Unrealized loss on available for sale security	(54)	—	—	—	(54)	—	(54)
Amortization of unrealized gain on securities	(1,640)	—	—	—	(1,640)	—	(1,640)
Currency translation adjustments	2	—	—	—	2	—	2
Deferred gain on settlement of swap	1,186	—	—	—	1,186	—	1,186
Amortization of deferred gain on settlement of swap	(255)	—	—	—	(255)	—	(255)
Shares of class A common stock issued in public offering	—	20	—	86,589	—	—	86,609
Sale of shares of class A common stock under stock option agreement	—	—	—	662	—	—	662
Reimbursement of offering expenses	—	—	—	124	—	—	124
Restricted class A common stock earned	—	—	—	4,013	—	—	4,013
Restricted class A common stock forfeited upon resignation of holder	—	—	—	(45)	—	—	(45)
Issuance of restricted Class A common stock	—	—	1	(1)	—	—	—
Dividends declared on common stock	—	—	—	—	—	(55,846)	(55,846)
Balance at December 31, 2006	$51,905	169	5	417,641	12,717	(4,260)	426,272

Net income	$84,366	—	—	—	—	84,366	84,366
Unrealized loss on derivative financial instruments	(19,559)	—	—	—	(19,559)	—	(19,559)
Unrealized gain on securities	259	—	—	—	259	—	259
Amortization of unrealized gain on securities	(1,684)	—	—	—	(1,684)	—	(1,684)
Deferred loss on settlement of swaps	(153)	—	—	—	(153)	—	(153)
Amortization of deferred gains and losses on settlement of swaps	(262)	—	—	—	(262)	—	(262)
Currency translation adjustment	2,451	—	—	—	2,451	—	2,451
Reclassification to gain on sale of investments:
Currency translation adjustment	(2,453)	—	—	—	(2,453)		(2,453)
Issuance of stock relating to business purchase	—	—	—	707	—	—	707
Sale of shares of class A common stock under stock option agreement	—	—	—	3,159	—	—	3,159
Restricted class A common stock earned	—	3	(1)	4,606	—	—	4,608
Dividends declared on common stock	—	—	—	—	—	(89,474)	(89,474)
Balance at December 31, 2007	$62,965	172	4	426,113	(8,684)	(9,368)	408,237

Net loss	$(57,538)	—	—	—	—	(57,538)	(57,538)
Unrealized loss on derivative financial instruments	(29,640)	—	—	—	(29,640)	—	(29,640)
Unrealized loss on securities	(205)	—	—	—	(205)	—	(205)
Amortization of unrealized gain on securities	(1,705)	—	—	—	(1,705)	—	(1,705)
Deferred loss on settlement of swaps	(611)	—	—	—	(611)	—	(611)
Amortization of deferred gains and losses on settlement of swaps	(164)	—	—	—	(164)	—	(164)
Shares of class A common stock issued in public offering	—	40	—	112,567	—	—	112,607
Sale of class A common stock under dividend reinvestment plan and stock purchase plan	—	4	—	12,882	—	—	12,886
Sale of shares of class A common stock under stock option agreement	—	—	—	180	—	—	180
Restricted class A common stock earned, net of shares deferred	—	1	(1)	3,419	—	—	3,419
Deferred directors' compensation	—	—	—	2,274	—	—	2,274
Dividends declared on common stock	—	—	—	—	—	(48,296)	(48,296)
Balance at December 31, 2008	$(89,863)	$217	$3	$557,435	$(41,009)	$(115,202)	$401,444

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net (loss)/income	$(57,538)	$84,366	$54,067
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	179	1,810	3,048
Gain on extinguishment of debt	(6,000)	—	—
Provision for possible credit losses	63,577	4,000	—
Valuation allowance on loans held-for-sale	48,259	—	—
Impairments	2,917	—	—
Gain on sale of investment	(374)	(15,077)	—
Deferred directors compensation	525	525	210
Loss from equity investments	1,988	2,109	(898)
Distributions of income from unconsolidated subsidiaries	—	56	1,373
Employee stock-based compensation	3,478	4,606	3,968
Settlement of interest rate hedges	(352)	—	—
Amortization of premiums and discounts on loans, CMBS, and debt, net	(11,505)	(2,685)	(2,029)
Amortization of deferred gains on interest rate hedges	(164)	(262)	(255)
Amortization of deferred financing costs	5,168	5,247	3,504
Changes in assets and liabilities, net:
Deposits and other receivables	3,551	1,772	2,568
Accrued interest receivable	4,341	(204)	(5,451)
Deferred income taxes	1,953	(50)	370
Prepaid expenses and other assets	180	(1,333)	(784)
Deferred origination fees and other revenue	(589)	(2,129)	4,397
Accounts payable and accrued expenses	(5,524)	3,983	736
Net cash provided by operating activities	54,070	86,734	64,824

Cash flows from investing activities:
Purchases of commercial mortgage-backed securities	(660)	(110,550)	(392,732)
Principal collections on and proceeds from commercial mortgage-backed securities	30,552	44,761	69,375
Origination and purchase of loans receivable	(129,471)	(1,058,968)	(1,423,917)
Principal collections on loans receivable	270,802	749,145	582,519
Contributions to unconsolidated subsidiaries	(3,473)	(24,122)	(5,845)
Return of capital distributions from unconsolidated subsidiaries	—	2,314	5,240
Proceeds from sale of equity investment	—	43,638	—
Purchase of total return swaps	—	—	(4,138)
Proceeds from total return swaps	—	1,815	6,323
Purchase of equipment and leasehold improvements	(35)	(342)	—
Payments for business purchased	—	(1,853)	—
Payment of capitalized costs	—	(126)	—
Increase in restricted cash	(13,125)	(3,989)	(443)
Net cash provided by/(used in) investing activities	154,590	(358,277)	(1,163,618)

Cash flows from financing activities:
Borrowings under repurchase obligations	185,133	1,503,568	1,508,970
Repayments under repurchase obligations	(391,936)	(1,296,154)	(1,174,277)
Borrowings under credit facilities	25,000	150,000	—
Repayments under credit facilities	—	(75,000)	—
Issuance of junior subordinated debentures	—	77,325	51,550
Purchase of common equity in CT Preferred Trust I & CT Preferred Trust II	—	(2,325)	(1,550)
Proceeds from issuance of collateralized debt obligations	—	—	429,398
Repayment of collateralized debt obligations	(35,945)	(19,892)	(40,643)
Proceeds from participations sold	—	—	287,102
Settlement of interest rate hedges	(611)	(153)	1,186
Payment of deferred financing costs	(577)	(2,936)	(5,483)
Sale of class A common stock upon stock option exercise	121	3,251	662
Dividends paid on common stock	(95,786)	(66,362)	(43,686)
Proceeds from sale of shares of class A common stock	112,608	—	86,609
Proceeds from dividend reinvestment plan and stock purchase plan	12,886	—	—
(Payment)/reimbursement of offering expenses	—	(92)	124
Net cash (used in)/provided by financing activities	(189,107)	271,230	1,099,962

Net increase/(decrease) in cash and cash equivalents	19,553	(313)	1,168
Cash and cash equivalents at beginning of period	25,829	26,142	24,974
Cash and cash equivalents at end of period	$45,382	$25,829	$26,142

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization

References herein to “we,” “us” or “our” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a fully integrated, self-managed finance and investment management company that specializes in credit-sensitive structured financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. From the commencement of our finance business in 1997 through December 31, 2008, we have completed over $11.0 billion of investments in the commercial real estate debt arena. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes and we are headquartered in New York City.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries and our interests in variable interest entities in which we are the primary beneficiary, prepared in accordance with accounting principles generally accepted in the United States, or GAAP. All significant intercompany balances and transactions have been eliminated in consolidation. Our interests in CT Preferred Trust I and CT Preferred Trust II, the issuers of trust securities backed by our junior subordinated debentures, are accounted for using the equity method and their assets and liabilities are not consolidated into our financial statements due to our determination that CT Preferred Trust I and CT Preferred Trust II are variable interest entities in which we are not the primary beneficiary under Financial Accounting Standards Board, or FASB, Interpretation No. 46(R) “Consolidation of Variable Interest Entities”, or FIN 46(R). We account for our co-investment interest in the private equity funds we manage, CT Mezzanine Partners III, Inc., or Fund III, and CT Opportunity Partners I, LP, or CTOPI, under the equity method of accounting. We also accounted for our investment in Bracor Investimentos Imobiliarios Ltda., or Bracor, under the equity method of accounting until we sold our investment in December 2007. As such, we report a percentage of the earnings or losses of the companies in which we have such investments equal to our ownership percentage on a single line item in the consolidated statement of operations as income/(loss) from equity investments. CTOPI is an investment company (under the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies) and therefore it maintains its financial records at fair value. We have applied such accounting relative to our investment in CTOPI pursuant to the Emerging Issues Task Force, or EITF, Issue No. 85-12 “Retention of Specialized Accounting for Investments in Consolidation.”

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

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Cash and Cash Equivalents

We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. The Company places its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. As of, and for the periods ended, December 31, 2008 and December 31, 2007, we had bank balances in excess of federally insured amounts. We have not experienced any losses on our demand deposits, commercial paper or money market investments.

Restricted Cash

Restricted cash as of December 31, 2008 was comprised of $18.8 million that is on deposit with the trustee for our collateralized debt obligations, or CDOs, and is expected to be used to pay contractual interest and principal and to purchase replacement collateral for our reinvesting CDO during the duration of its reinvestment period. Restricted cash as of December 31, 2007 was $5.7 million.

Commercial Mortgage Backed Securities

We classify our commercial mortgage backed securities, or CMBS, pursuant to FASB Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, or FAS 115, on the date of acquisition of the investment. On August 4, 2005, we decided to change the accounting classification of our CMBS investments from available-for-sale to held-to-maturity. Held-to-maturity investments are stated at cost adjusted for the amortization of any premiums or discounts, which are amortized through the consolidated statements of operations using the effective interest method. Other than in the instance of an other-than-temporary impairment (as discussed below), these held-to-maturity investments are shown in our consolidated financial statements at their adjusted values pursuant to the methodology described above.

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

We account for CMBS under EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, as amended by FASB Staff Position EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”, or EITF 99-20. Under EITF 99-20, income is recognized using a level yield with any purchase premium or discount accreted through income over the life of the security. This yield is calculated using estimated cash flows which are based on a number of assumptions on the underlying loans. Examples include, among other things, the rate and timing of principal payments, including prepayments, repurchases, defaults and liquidations, the pass-through or coupon rate and interest rates. Additional factors that may affect our reported interest income on our CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans and the timing and magnitude of credit losses on the mortgage loans underlying the securities that are impacted by, among other things, the general condition of the real estate market, including competition for tenants and their related credit quality, and changes in market rental rates. These uncertainties and contingencies are difficult to predict and are subject to future events that may alter the assumptions.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Further, under the guidance of EITF 99-20, when, based on current information and events, it is probable that there has been an adverse change in estimated cash flows from those originally estimated, an other-than-temporary impairment is deemed to have occurred. A change in estimated cash flows is considered adverse under the guidance of EITF 99-20 if the present value of the revised cash flows (taking into consideration both the timing and amount of estimated future cash flows) using the current expected yield is less than the present value of the originally estimated remaining cash flows, adjusted for cash receipts during the intervening period. Should an other-than-temporary impairment be deemed to have occurred, the security is written down to fair value with the resulting charge included in the statement of operations and a new cost basis established. The revised yield is then applied prospectively to recognize interest income. Management must also assess whether unrealized losses on securities reflect a decline in value that is other-than-temporary, and, accordingly, write down the impaired security to its fair value, through a charge to income.

From time to time we purchase CMBS and other investments in which we have a level of control over the issuing entity; we refer to these investments as controlling class investments. The presentation of controlling class investments in our consolidated financial statements is governed in part by FIN 46(R), which could require that certain controlling class investments be presented on a consolidated basis. Based upon the specific circumstances of certain of our CMBS investments that are controlling class investments and our interpretation of FIN 46(R), specifically the exemption for qualifying special purpose entities as defined under FASB Statements of Financial Accounting Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, or FAS 140, we have concluded that the entities that have issued the controlling class investments should not be presented on a consolidated basis. In 2008, the FASB issued Staff Position No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”, or FSP 140-4, which requires additional disclosures for certain of our investments effective as of December 15, 2008. These disclosures are included in Note 3 to the consolidated financial statements.

Loans Receivable, Provision for Possible Credit Losses, Loans Held-for-Sale and Related Allowance

We purchase and originate commercial real estate debt and related instruments, or Loans, generally to be held as long-term investments at amortized cost. Management must periodically evaluate each of these Loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the Loan. If a Loan were determined to be permanently impaired, we would write down the Loan through a charge to the provision for possible credit losses. Given the nature of our Loan portfolio and the underlying commercial real estate collateral, significant judgment on the part of management is required in determining permanent impairment and the resulting charge to the provision, which includes but is not limited to making assumptions regarding the value of the real estate that secures the loan. Each Loan in our portfolio is evaluated at least quarterly using our loan risk rating system which considers loan-to-value, debt yield, cash flow stability, exit plan, loan sponsorship, loan structure and other factors deemed necessary by management to assess the likelihood of delinquency or default. If we believe there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our Loan, and a provision is recorded taking into consideration both the likelihood of delinquency or default and the estimated value of the underlying collateral. Actual losses, if any, could ultimately differ from these estimates.

Loans held-for-sale are carried at the lower of our amortized cost basis and market value. A reduction in market value of loans held-for-sale is recorded as a charge to the Company’s consolidated statement of operations under the valuation allowance on loans held-for-sale.

Deferred Financing Costs

The deferred financing costs which are included in prepaid expenses and other assets on our consolidated balance sheets include issuance costs related to our debt and are amortized using the effective interest method or a method that approximates the effective interest method.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Repurchase Obligations

In certain circumstances, we have financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty. We currently record these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under any repurchase agreement as a liability on our consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated statements of operations. In February 2008, the FASB issued FASB Staff Position 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”, or FSP 140-3, which provides guidance on accounting for transfers of financial assets and repurchase financings. FSP 140-3 presumes that an initial transfer of a financial asset and a repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under FAS 140. If the linked transaction does not meet the requirements for sale accounting, the linked transaction shall generally be accounted for as a forward contract, as opposed to the current presentation, where the purchased asset and the repurchase liability are reflected separately on the balance sheet.

FSP 140-3 is effective on a prospective basis for fiscal years beginning after November 15, 2008, with earlier application not permitted. Given that FSP 140-3 is to be applied prospectively, the adoption of FSP 140-3 did not have a material impact on our consolidated financial statements with respect to our existing transactions. New transactions entered into after December 31, 2008 that are subject to FSP 140-3 may be presented differently on our consolidated financial statements.

Interest Rate Derivative Financial Instruments

In the normal course of business, we use interest rate derivative financial instruments to manage, or hedge, cash flow variability caused by interest rate fluctuations. Specifically, we currently use interest rate swaps to effectively convert variable rate liabilities that are financing fixed rate assets, to fixed rate liabilities. The differential to be paid or received on these agreements is recognized on the accrual basis as an adjustment to the interest expense related to the attendant liability. The interest rate swap agreements are generally accounted for on a held-to-maturity basis, and, in cases where they are terminated early, any gain or loss is generally amortized over the remaining life of the hedged item. These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment. Changes in value of effective cash flow hedges are reflected in our consolidated financial statements through accumulated other comprehensive income/(loss) and do not affect our net income. To the extent a derivative does not qualify for hedge accounting, and is deemed a non-hedge derivative, the changes in its value are included in net income.

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

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with FASB Statement of Financial Accounting Standards No. 123(R) “Share Based Payment,” or FAS 123(R). Upon adoption of FAS 123(R), as of January 1, 2006, we have elected to utilize the modified prospective method, and there was no impact from this adoption. Compensation expense for the time vesting of stock-based compensation grants is recognized on the accelerated attribution method and compensation expense for performance vesting of stock-based compensation grants is recognized on a straight line basis. Compensation expense relating to stock-based compensation is recognized in net income using a fair value measurement method.

Comprehensive Income

We comply with the provisions of the FASB Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, or FAS 130, in reporting comprehensive income and its components in the full set of general purpose financial statements. Total comprehensive income/(loss) was ($41.6) million, $63.0 million and $51.9 million, for the periods ended December 31, 2008, 2007 and 2006, respectively. The primary components of comprehensive income/(loss) other than net income/(loss) are the unrealized gain/(loss) on derivative financial instruments and the amortization of unrealized gain/(loss) on CMBS which were previously classified as available-for-sale. As of December 31, 2008, accumulated other comprehensive loss was $41.0 million, comprised of net unrealized gains on CMBS of $6.6 million, net unrealized losses on cash flow swaps of $48.0 million, and $400,000 of deferred realized gains on the settlement of cash flow swaps.

Earnings per Share of Common Stock

Earnings per share of common stock are presented based on the requirements of the FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share”, or FAS 128. Basic EPS is computed based on the net earnings applicable to common stock and stock units divided by the weighted average number of shares of common stock and stock units outstanding during the period. Diluted EPS is based on the net earnings allocable to common stock and stock units, divided by the weighted average number of shares of common stock and stock units and potentially dilutive common stock options.

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

Reclassifications

Certain reclassifications have been made in the presentation of the prior periods consolidated financial statements to conform to the December 31, 2008 presentation.

Segment Reporting

We operate in two reportable segments. We have an internal information system that produces performance and asset data for the two segments along service lines.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The “Balance Sheet Investment” segment includes our portfolio of interest earning assets (including our co-investments in investment management vehicles) and the financing thereof.

The “Investment Management” segment includes the investment management activities of our wholly-owned investment management subsidiary, CT Investment Management Co. LLC, or CTIMCO, and its subsidiaries. CTIMCO is a taxable REIT subsidiary and serves as the investment manager of Capital Trust, Inc., all of our investment management vehicles and all of our CDOs and serves as senior servicer and special servicer on certain of our investments and for third parties. In addition, CTIMCO owns certain of the assets included on the accompanying consolidated balance sheets.

Goodwill

Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired. Under the guidance of FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or FAS 142, goodwill is reviewed, at least annually, in the fourth quarter to determine if there is an impairment at a reporting unit level, or more frequently if an indication of impairment exists. No impairment charges for goodwill were recorded during the year ended December 31, 2008.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”, or FAS 161. The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. FAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not expect the adoption of FAS 161 to have a material impact on our consolidated financial statements.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Commercial Mortgage Backed Securities

Activity relating to our CMBS investments for the year ended December 31, 2008 was as follows (in thousands):

	Gross Book Value	Other-Than-Temporary Impairment	Net Book Value

December 31, 2007	$878,190	$(1,326)	$876,864

Originations	660	—	660
Principal paydowns	(7,794)	—	(7,794)
Satisfactions (1)	(22,920)	—	(22,920)
Discount/premium amortization & other (2)	6,317	—	6,317
Other-than-temporary impairments	—	(917)	(917)

December 31, 2008	$854,453	$(2,243)	$852,210

(1)	Includes final maturities and full repayments, as well as one security which was sold for $7.7 million at a gain of approximately $374,000.
(2)	Includes market-to-market adjustments on any available for sale securities, the impact of premium and discount amortization and losses, if any.

The following table details overall statistics for our CMBS investments as of December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007
Number of securities	77	79
Number of issues	55	56
Rating (1) (2)	BB	BB+
Coupon (1) (3)	6.23%	6.97%
Yield (1) (3)	6.87%	7.35%
Maturity (years) (1) (4)	4.6	5.4

(1)	Represents a weighted average as of December 31, 2008 and December 31, 2007, respectively.
(2)
Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security and exclude $37.9 million face value ($37.5 million book value) of unrated equity investments in collateralized debt obligations.

(3)
Calculations based on LIBOR of 0.44% and 4.60% as of December 31, 2008 and December 31, 2007, respectively. For $37.9 million face value ($37.5 million book value) of CMBS investments, calculations use an effective rate based on cash received.

(4)	Weighted average life is based on the timing and amount of future expected principal payments through the maturity of each respective investment assuming all extension options are executed.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The tables below detail the ratings, vintage, property type and geographic distribution of the collateral securing our CMBS as of December 31, 2008 and December 31, 2007 (in thousands):

	December 31, 2008		December 31, 2007
Ratings	Book Value	Percentage	Book Value	Percentage
AAA	$163,263	19%	$106,732	12%
AA	24,879	3	49,650	6
A	157,705	19	194,455	22
BBB	205,991	23	238,768	27
BB	142,033	17	158,116	18
B	62,860	7	62,154	7
CCC	4,488	1	6,790	1
CC	5,144	1	—	—
D	48,376	6	23,842	3
NR	37,472	4	36,357	4
Total	$852,211	100%	$876,864	100%

Vintage	Book Value	Percentage	Book Value	Percentage
2007	$110,421	13%	$109,619	13%
2006	48,897	6	48,803	6
2005	62,012	7	61,627	7
2004	88,159	10	96,475	11
2003	29,725	3	29,367	3
2002	19,954	2	19,558	2
2001	19,105	2	18,984	2
2000	40,602	5	41,463	5
1999	30,320	4	30,231	3
1998	303,875	36	311,620	36
1997	73,356	9	75,650	8
1996	25,785	3	33,467	4
Total	$852,211	100%	$876,864	100%

Property Type	Book Value	Percentage	Book Value	Percentage
Retail	$271,067	32%	$244,788	28%
Office	190,975	22	198,056	23
Hotel	137,062	16	170,914	19
Multifamily	95,448	11	124,067	14
Other	68,743	9	65,126	8
Healthcare	44,251	5	38,990	4
Industrial	44,665	5	34,923	4
Total	$852,211	100%	$876,864	100%

Geographic Location	Book Value	Percentage	Book Value	Percentage
Southeast	$232,391	27%	$224,774	26%
Northeast	195,674	23	238,682	27
West	145,043	17	146,213	17
Southwest	128,389	15	118,311	13
Midwest	115,845	14	116,462	13
Northwest	19,410	2	22,329	3
Other	15,459	2	10,093	1
Total	$852,211	100%	$876,864	100%

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As detailed in Note 2, on August 4, 2005, pursuant to the provisions of FAS 115, we decided to change the accounting classification of our then portfolio of CMBS investments from available-for-sale to held-to-maturity.

While we typically account for our CMBS investments on a held-to-maturity basis, under certain circumstances we will account for CMBS on an available-for-sale basis. As of December 31, 2007, we had one CMBS investment that we designated and accounted for on an available-for-sale basis with a face value of $7.7 million. The security earned interest at a coupon of 8.34% as of December 31, 2007. During the second quarter of 2008 we sold the security for gross proceeds of $7.7 million and recorded a gain of $374,000. Consequently, we have no securities classified as available-for-sale as of December 31, 2008.

Quarterly, we reevaluate our CMBS portfolio to determine if there has been an other-than-temporary impairment based upon our assessment of future cash flow receipts. As a result of this evaluation, under the guidance of EITF 99-20, we believe that there has been an adverse change in estimated cash flows for one of the securities in our CMBS portfolio and, therefore, recognized an other-than-temporary impairment of $900,000 as of December 31, 2008. Significant judgment of management is required in this analysis that includes, but is not limited to, making assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans. The Company utilized Level 3 inputs to determine the other-than-temporary impairment on its CMBS, as defined under FAS 157.

Certain of our CMBS investments are carried at values in excess of their market values. This difference can be caused by, among other things, changes in interest rates, changes in credit spreads, realized/unrealized losses in the underlying securities and general market conditions. As of December 31, 2008, 71 CMBS investments with an aggregate carrying value of $816.5 million were carried at values in excess of their market values. Market value for these CMBS investments was $541.4 million as of December 31, 2008. In total, we had 77 CMBS investments with an aggregate carrying value of $852.2 million that have an estimated market value of $582.5 million (this valuation does not include the value of interest rate swaps entered into in conjunction with the purchase/financing of these investments). We determine fair values using third party dealer assessments of value, supplemented in certain cases with our own internal estimations of fair value. We regularly examine our CMBS portfolio and have determined that, despite these changes in fair value, our expectations of estimated future cash flows have only changed adversely for one security in our CMBS portfolio since our last financial report. As noted above, we have therefore recognized an other-than-temporary impairment of $900,000 for this asset.

Our estimation of cash flows expected to be generated by our CMBS portfolio is based upon an internal review of the underlying mortgage loans securing our investments both on an absolute basis and compared to our initial underwriting for each investment. Our efforts are supplemented by third party research reports, third party market assessments and our dialogue with market participants. Our assessment of cash flows combined with our ability and intent to hold our CMBS investments to maturity (at which point we expect to recover book value plus amortized discounts/premiums, which may be at maturity), is the basis for our conclusion that these investments are not impaired despite the differences between estimated fair value and book value. We attribute the difference between book value and estimated fair value to the current market dislocation and a general negative bias against structured financial products such as CMBS and CDOs.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table shows the gross unrealized losses and fair value of our CMBS with unrealized losses as of December 31, 2008 that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		Greater Than 12 Months		Total

	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

Floating Rate	$0.2	$(0.6)	$89.0	$(82.0)	$89.2	$(82.6)

Fixed Rate	183.8	(36.1)	268.4	(156.4)	452.2	(192.5)

Total	$184.0	$(36.7)	$357.4	$(238.4)	$541.4	$(275.1)

Our CMBS portfolio includes investments in three entities that are or could potentially be construed to be variable interest entities (or VIEs) as defined in FIN 46(R). In each of these three cases, we own less than 50% of the variable interest, are not the primary beneficiary as defined in FIN 46(R) and, therefore, do not consolidate the operations of the entity in our consolidated financial statements.

As of December 31, 2008, the aggregate carrying value of these three assets recorded on our balance sheet under CMBS was $75.8 million. These entities have direct and synthetic exposure to real estate debt and securities in the aggregate amount of $1.7 billion that is financed by the issuance of CDOs to third parties. We have limited involvement in the operation of these entities and have not provided, nor are obligated to provide any financial support to any of these entities. One of the above mentioned three entities was sponsored by the Company.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Loans Receivable

Activity relating to our loans receivable for the year ended December 31, 2008 was as follows (in thousands):

	Gross Book Value	Provision for Possible Credit Losses	Net Book Value

December 31, 2007	$2,261,563	($4,000)	$2,257,563

Originations	47,128	—	47,128
Additional fundings (1)	89,773	—	89,773
Satisfactions (2)	(178,043)	—	(178,043)
Loans sold (3)	(134,444)	—	(134,444)
Principal paydowns	(77,233)	—	(77,233)
Discount/premium amortization & other(4)	(9,150)	—	(9,150)
Provision for possible credit losses	—	(63,577)	(63,577)
Realized loan losses	(10,000)	10,000	—
Reclassification to loans held-for-sale	(140,685)	—	(140,685)
December 31, 2008	$1,848,909	($57,577)	$1,791,332

(1)	Additional fundings includes capitalized interest of $7.4 million for the year ended December 31, 2008.
(2)	Includes final maturities and full repayments.
(3)	Includes loan participations sold to both related and unrelated parties. During the year ended December 31, 2008, two such participating interests were sold for an aggregate $134.4 million. Both loans were sold at cost with no gain or loss recognized.
(4)	Includes the impact of premium and discount amortization and losses, if any, as well as transfers to Real estate held-for-sale.

The following table details overall statistics for our loans receivable portfolio as of December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007
Number of investments	73	81
Coupon (1) (2)	3.90%	7.69%
Yield (1) (2)	4.09%	7.80%
Maturity (years) (1) (3)	3.3	3.9

(1)	Represents a weighted average as of December 31, 2008 and December 31, 2007, respectively.
(2)	Calculations based on LIBOR of 0.44% as of December 31, 2008 and LIBOR of 4.60% as of December 31, 2007.
(3)	Represents the maturity of the investment assuming all extension options are executed.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The tables below detail the property type and geographic distribution of the properties securing our loans receivable as of December 31, 2008 (in thousands).

	December 31, 2008		December 31, 2007
Property Type	Book Value	Percentage	Book Value	Percentage
Office	$661,761	37%	$963,558	42%
Hotel	688,332	38	712,145	31
Healthcare	147,397	8	147,883	7
Multifamily	123,492	7	174,490	8
Retail	67,385	4	85,072	4
Other	102,965	6	174,415	8
Total	$1,791,332	100%	$2,257,563	100%

Geographic Location	Book Value	Percentage	Book Value	Percentage
Northeast	$560,071	31%	$993,069	44%
Southeast	387,500	22	318,463	14
Southwest	295,490	16	394,359	17
West	235,386	13	265,899	12
Northwest	91,600	5	111,002	5
Midwest	28,408	2	48,497	2
International	122,387	7	67,205	3
Diversified	70,490	4	59,069	3
Total	$1,791,332	100%	$2,257,563	100%

Quarterly, management reevaluates the provision for possible credit losses based upon our current portfolio of loans. Each loan in our portfolio is evaluated using our loan risk rating system which considers loan-to-value, debt yield, cash flow stability, exit plan, loan sponsorship, loan structure and other factors necessary to assess the likelihood of delinquency or default. If we believe that there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our loan, and a provision is recorded taking into consideration both the likelihood of delinquency or default and the estimated value of the underlying collateral.

As of December 31, 2008, we had five loans with an aggregate net book balance of $24.5 million ($82.1 million principal balance, net of $57.6 million of reserves) that were classified as non-accrual. These include two loans with an aggregate principal balance of $20.0 million which are making current interest payments, against which we have recorded a $7.6 million reserve, as well as three loans which are delinquent on interest payments with an aggregate principal balance of $62.0 million against which we have recorded a $50.0 million reserve.

During the fourth quarter of 2008, the Company and its co-lender foreclosed on a loan secured by a multifamily property, and took title to the collateral securing the original loan. At the time the foreclosure occurred, the loan had a book balance of $11.9 million which was reclassified as Real estate held-for-sale on the consolidated balance sheet as of December 31, 2008 to reflect our ownership interest in the property. We have recorded a $2.0 million impairment to reflect the property at fair value, less expected sales costs. The Company utilized Level 3 inputs to determine the impairment on Real estate held-for-sale, as defined under FAS 157.

As of December 31, 2007, we had one non-performing loan which was on non-accrual status with a principal balance of $10.0 million, against which we had recorded a $4.0 million reserve. During the second quarter of 2008, this loan was deemed unrecoverable and we wrote-off the entire $10.0 million principal balance and reversed the pre-existing reserve. Simultaneously, $6.0 million of non-recourse financing on the asset was forgiven by the lender.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

In some cases our loan originations are not fully funded at closing, creating an obligation for us to make future fundings, which we refer to as Unfunded Loan Commitments. Typically, Unfunded Loan Commitments are part of construction and transitional loans. As of December 31, 2008, our nine Unfunded Loan Commitments totaled $54.2 million. Of the total gross Unfunded Loan Commitments, $44.0 million will only be funded when and/or if the borrower meets certain performance hurdles with respect to the underlying collateral. As a result of the restructuring of our debt obligations described in Note 22 to the consolidated financial statements, one loan with an Unfunded Loan Commitment of $30.6 million has been sold subsequent to December 31, 2008, in conjunction with the termination of one of our repurchase agreements. After giving effect to the settlement of this transaction, we have Unfunded Loan Commitments of $23.6 million.

As of December 31, 2007, our eleven Unfunded Loan Commitments totaled $177.0 million.

There are no loans to a single borrower or to related groups of borrowers that exceeded 10% of total assets. Approximately 21% of all performing loans are secured by properties in New York state.

5. Loans Held-for-Sale

As of December 31, 2008, we have four loans with an aggregate gross carrying value of $140.4 million and a net carrying value of $92.2 million classified as held-for-sale.

The following table details overall statistics for our loans held-for-sale as of December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007
Number of investments	4	―
Coupon (1) (2)	2.54%	N/A
Yield (1) (2)	2.62%	N/A
Maturity (years) (1) (3)	3.2	N/A

(1)	Represents a weighted average as of December 31, 2008 based on gross carrying value, before any valuation allowance.
(2)	Calculations based on LIBOR of 0.44% as of December 31, 2008.
(3)	Represents the maturity of the investment assuming all extension options are executed.

Loans held-for-sale are carried at the lower of our amortized cost basis and market value. As of December 31, 2008, we recorded a valuation allowance of $48.3 million against these loans. The Company determined the valuation allowance on loans held-for-sale based upon the transactions which have occurred subsequent to December 31, 2008, as described in Note 22. Although not a quoted market price, the Company believes this determination is analogous to a Level 1 input, as defined under FAS 157.

6. Total Return Swaps

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

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Activity relating to our total return swaps for the year ended December 31, 2008 was as follows (in thousands):

					Weighted Average
	Fair Market Value (Book Value)	Cash Collateral	Reference/Loan Participation	Number of Investments	Yield	Maturity (Years)
December 31, 2007	—	—	$20,000	1	—	—
Originations	—	—	—	—	—	—
Repayments	—	—	20,000	1	—	—
December 31, 2008	$ —	$ —	$ —	—	—	—

The total return swaps are treated as non-hedge derivatives for accounting purposes and, as such, changes in their market value are recorded through the consolidated statements of operations. As of December 31, 2008, the reference/loan participation was satisfied.

7. Equity Investment in Unconsolidated Subsidiaries

Our equity investments in unconsolidated subsidiaries consist primarily of our co-investments in investment management vehicles that we sponsor and manage. As of December 31, 2008, we had co-investments in two such vehicles, Fund III, in which we have a 4.7% investment, and CTOPI, in which we have a 4.6% investment. In addition to our co-investments, we record capitalized costs associated with these vehicles in equity investments in unconsolidated subsidiaries. Activity relating to our equity investment in unconsolidated subsidiaries for the year ended December 31, 2008 was as follows (in thousands):

	Fund III	CTOPI	Other	Total

Equity Investment
Beginning balance	$923	$(60)	$35	$898
Contributions	—	3,473	—	3,473
Loss from equity investments	(326)	(1,631)	(31)	(1,988)
Ending balance	$597	$1,782	$4	$2,383

Capitalized Costs
Beginning balance	$79	$—	$—	$79
Amortization of capitalized costs	(79)	—	—	(79)
Ending balance	$—	$—	$—	$—

Total balance	$597	$1,782	$4	$2,383

In accordance with the management agreements with Fund III and CTOPI, CTIMCO may earn incentive compensation when certain returns are achieved for the shareholders/partners of Fund III and CTOPI, which will be accrued if and when earned. During the years ended December 31, 2008 and December 31, 2007 we recorded $0 and $5.2 million of incentive compensation from these investments, respectively.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Activity relating to our equity investment in unconsolidated subsidiaries for the year ended December 31, 2007 was as follows (in thousands):

	Fund II	Fund III	Bracor	CTOPI	Other	Total

Equity Investment
Beginning balance	$635	$2,929	$5,675 (1)	$—	$573	$9,812
Contributions	—	—	24,122	—	—	24,122
Loss from equity investments	(152)	(119)	(1,237)	(60)	(538)	(2,106)
Sales proceeds	—	—	(43,637)	—	—	(43,637)
Gain on sales	—	—	15,077	—	—	15,077
Distributions	(483)	(1,887)	—	—	—	(2,370)
Ending balance	$—	$923	$—	$(60)	$35	$898

Capitalized Costs
Beginning balance	$1,264	$368	$41	$—	$—	$1,673
Capitalized costs	—	—	(41)	—	—	(41)
Amortization of capitalized costs	(1,264)	(289)	—	—	—	(1,553)
Ending balance	$—	$79	$—	$—	$—	$79

Total balance	$—	$1,002	$—	$(60)	$35	$977

(1)	Includes $258,000 of additional basis that represents a difference between our share of net assets at Bracor and our carrying value.

8. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consists of the following as of December 31, 2008 and December 31, 2007 (in thousands):

	December 31, 2008	December 31, 2007
Deferred financing costs, net	$8,342	$12,934
Common equity - CT Preferred Trust	3,875	3,875
Goodwill	2,235	2,235
Prepaid rent/security deposit	928	925
Prepaid expenses	1,044	1,355
Other assets	524	552
	$16,948	$21,876

Deferred financing costs include costs related to our debt obligations and are amortized using the effective interest method or a method that approximates the effective interest method, as applicable, over the life of the related debt obligations. As of December 31, 2008 deferred financing costs were $8.3 million, net of accumulated amortization.

Our ownership interests in CT Preferred Trust I and CT Preferred Trust II, the statutory trust issuers of trust securities backed by our junior subordinated debentures, are accounted for using the equity method due to our determination that they are variable interest entities in which we are not the primary beneficiary under FIN 46(R).

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

In June, 2007, we purchased a healthcare loan origination platform for $2.6 million ($1.9 million in cash and $700,000 in common stock) and recorded $2.2 million of goodwill in connection with the acquisition. In December, 2008, we transferred the ownership interest in the healthcare loan origination platform back to its original owners. Under the guidance of FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or FAS 142, we determined the applicable reporting unit for goodwill to be our investment management segment. As of December 31, 2008, we reviewed goodwill and determined that no impairment exists at the reporting unit.

9. Debt Obligations

Subsequent to December 31, 2008, certain of our debt obligations have been restructured, terminated or otherwise satisfied, as discussed in Note 22.

As of December 31, 2008 and December 31, 2007, we had $2.1 billion and $2.3 billion of total debt outstanding, respectively. The balances of each category of debt, their respective coupons and all-in effective costs, including the amortization of fees and expenses were as follows (in thousands):

Debt Obligation	December 31, 2008 Book Balance	December 31, 2007 Book Balance	Coupon(1)(2)	All-In Cost(1)(2)		Maturity Date(2)(3)	Facility Amount(2)

Repurchase obligations and secured debt
JPMorgan	$336,271	$582,664	1.93%	1.99%		October 23, 2010	$336,271
Morgan Stanley(4)	182,937	142,495	2.33	2.35		August 6, 2009	300,000
Goldman Sachs	88,282	92,796	1.66	2.13		June 29, 2009	200,000
Citigroup(5)	63,830	55,708	1.77	2.01		February 7, 2011	250,000
Lehman Brothers	18,014	6,000	1.94	1.94		June 11, 2013	18,014
UBS	9,720	10,944	1.69	1.73		October 29, 2010	9,720
Bank of America	—	21,250	—	—		N/A	—
Total repurchase obligations and secured debt	$699,054	$911,857	1.98%	2.10%		June 2, 2010	$1,114,005

Collateralized Debt Obligations (CDOs)
CDO I	$252,045	$252,778	1.05%	1.52%		April 20, 2011	$252,045
CDO II	298,913	298,913	0.93	1.18		April 17, 2012	298,913
CDO III	257,515	261,654	5.24	5.27		December 10, 2012	255,984
CDO IV(6)	347,562	378,954	1.04	1.15		November 30, 2012	347,562
Total CDO's	$1,156,035	$1,192,299	1.95%	2.15%		May 29, 2012	$1,154,504

Senior unsecured credit facility - WestLB	$100,000	$75,000	2.19%	2.51%		March 21, 2009	$100,000

Junior subordinated debentures(7)	$128,875	$128,875	7.20%	7.35%		December 5, 2036	$128,875

Total/Weighted Average	$2,083,964	$2,308,031	2.29%	3.48	%(8)	February 7, 2013	$2,497,384

___________________________________________
(1)	Floating rate debt obligations assume LIBOR at December 31, 2008 of 0.44%.
(2)	Information is as of December 31, 2008 and does not give effect to the subsequent events described in Note 22.
(3)	Maturity dates for CDOs represent a weighted average of expected principal repayments to the respective bondholders.
(4)	Comprised of $155 million in obligations maturing in July 2009 and $28 million in obligations maturing in December 2009.
(5)	Comprised of $36 million in obligations maturing in July 2010 and $28 million in obligations maturing in October 2011.
(6)	Comprised of $334 million of floating rate notes sold and $14 million of fixed rate notes sold at December 31, 2008.
(7)	Comprised of $77 million of trust preferred securities maturing in April 2037 and $52 million of trust preferred securities maturing in April 2036.
(8)	Includes the effective cost of interest rate swaps of 1.01% as of December 31, 2008.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Repurchase Obligations and Secured Debt

Our total borrowings as of December 31, 2008 under master repurchase agreements, asset specific repurchase arrangements and our loan and security agreement were $699.1 million. Loans and CMBS with a carrying value of $1.2 billion are pledged as collateral for our repurchase agreements.

In April 2008, we terminated the $6.0 million loan-specific repurchase agreement with Lehman Brothers related to the SunCal loan, eliminating our obligation thereunder. According to the termination agreement, Lehman Brothers retained possession of the loan and we extinguished the debt for no further consideration. As a result of this transaction we recorded a $6.0 million gain on extinguishment of debt on the consolidated statements of operations.

In May 2008, we entered into a new loan and security agreement with Lehman Brothers. The agreement provides for an $18.0 million loan to us with a maturity date in September 2013. The loan is designed to finance an individual asset on a recourse basis at LIBOR plus 1.50%.

In June 2008, we amended our master repurchase agreements with the former Bear Stearns entities by extending the termination date of each obligation to October 2008, making them concurrent with the existing termination date under our master repurchase agreement with JPMorgan. Furthermore, in October 2008, we extended $355 million of master repurchase agreements with JP Morgan (and the legacy Bear Stearns subsidiaries) to October 23, 2010. The weighted average advance rate under the agreements is 79% and pricing is LIBOR plus 1.49% on a blended basis. In connection with the extension, we eliminated the excess availability under these agreements and agreed to reduce the outstanding borrowings by $30 million in return for cushion from future margin calls.

In June 2008, we terminated our master repurchase agreement with Bank of America, which was originally designed to finance, on a recourse basis, assets designated for our second CDO. We had no obligations outstanding under the agreement at the time of termination and the termination eliminated the payment of unused fees associated with the line.

In July 2008, we extended the availability period under our $250 million master repurchase agreement with Citigroup to July 28, 2009. As part of the extension agreement, the repurchase dates for certain outstanding borrowings were extended to July 29, 2010 with the remainder retaining their October 11, 2011 final maturities. The weighted average maturity of our repurchase obligations with Citigroup is February 7, 2011.

In July 2008, we extended the purchase period of our $300 million master repurchase agreement with Morgan Stanley to July 29, 2009. We also terminated an un-utilized $50 million master repurchase facility with Morgan Stanley which was originally designed to warehouse finance CDO-eligible assets. The weighted average maturity of our repurchase obligations with Morgan Stanley is August 6, 2009.

Subsequent to December 31, 2008, certain of our repurchase obligations and secured debt have been restructured, terminated or otherwise satisfied, as discussed in Note 22.

Collateralized Debt Obligations

As of December 31, 2008, we had CDOs outstanding from four separate issuances with a total face value of $1.2 billion. Our CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet representing the amortized sales price of the securities we sold to third parties. Our one reinvesting CDO provides us with $298.9 million of debt financing at a cash cost of LIBOR plus 0.49% (0.93% at December 31, 2008) and an all-in effective interest rate (including the amortization of issuance costs) of LIBOR plus 0.74% (1.18% at December 31, 2008). Our three static CDOs provide us with $857.1 million of financing with a cash cost of 2.30% and an all-in effective interest rate of 2.50% at December 31, 2008. On a combined basis, our CDOs provide us with $1.2 billion of non-recourse, non-mark-to-market, index matched financing at a weighted average cash cost of 0.53% over the applicable indices (1.95% at December 31, 2008) and a weighted average all-in cost of 0.73% over the applicable indices (2.15% at December 31, 2008). During the year, we received two upgrades to classes of our second CDO, CT CDO II and four downgrades to classes of our third CDO, CT CDO III.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

CDO I and CDO II each have interest coverage and overcollateralization tests, which if breached provide for hyper-amortization of the senior notes sold by a redirection of cash flow that would otherwise have been paid to the subordinate classes, some of which are owned by the Company. If such tests are in breach for six consecutive months, the reinvesting feature of the CDO is suspended. The hyper-amortization would cease once the test is back in compliance. The overcollateralization tests are a function of impairments to the CDO collateral. Furthermore, all four of our CDOs provide for the re-classification of interest proceeds from impaired collateral as principal proceeds. Subsequent to December 31, 2008, we were informed by our CDO trustee of impairments due to rating agency downgrades of certain of the CMBS collateral interests in all of our CDOs. The impairments resulted in a breach of the CDO II overcollateralization test and the reclassification of interest proceeds from certain CMBS collateral as principal proceeds in all four of our CDOs.

Senior Unsecured Credit Facility

In March 2007, we closed a $50.0 million senior unsecured revolving credit facility with WestLB AG, which was amended in September 2007 to increase the size to $100.0 million and add new lenders to the syndicate. In March 2008, we exercised our term-out option under the agreement, extending the maturity date of the $100 million principal balance outstanding to March 2009 as a non-revolving term loan. The loan bears interest at a cost of LIBOR plus 1.75% (LIBOR plus 2.07% on an all-in basis).

Subsequent to December 31, 2008, our senior unsecured credit facility has been restructured as described in Note 22.

Junior Subordinated Debentures

As of December 31, 2008, we had a total of $128.9 million of junior subordinated debentures outstanding (securing $125 million of trust preferred securities sold to third parties). Junior subordinated debentures are comprised of two issuances of debentures, $77 million of debentures (securing $75 million of trust preferred securities) issued in March 2007 and $52 million of debentures (securing $50 million of trust preferred securities) issued in 2006. On a combined basis the securities provide us with $125 million of financing at a cash cost of 7.20% and an all-in effective rate of 7.35%.

Our interests in the two statutory trust issuers, CT Preferred Trust I and CT Preferred Trust II, are accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that CT Preferred Trust I and CT Preferred Trust II are variable interest entities under FIN 46(R) and that we are not the primary beneficiary of the entities. Interest on the junior subordinated debentures is included in interest and related expenses on our consolidated statements of operations while the junior subordinated debentures are presented as a separate item in our consolidated balance sheet.

On March 16, 2009 we issued new junior subordinated debentures to holders of a majority of our trust preferred securities at modified terms in exchange for their securities, as detailed in Note 22 to the consolidated financial statements.

10. Participations Sold

Participations sold represent interests in certain loans that we originated and subsequently sold to CT Large Loan 2006, Inc. (a fund that we manage) and third parties. We present these sold interests as both assets and liabilities (in equal amounts) in conformity with GAAP on the basis that these arrangements do not qualify as sales under FAS 140. As of December 31, 2008, we had five such participations sold with a total book balance of $292.7 million at a weighted average coupon of LIBOR plus 3.27% (3.71% at December 31, 2008) and a weighted average yield of LIBOR plus 3.27% (3.71% at December 31, 2008). The income earned on the loans is recorded as interest income and an identical amount is recorded as interest expense on the consolidated statements of operations.

In 2007, the Company sub-participated a $73.4 million participation in a loan to CT Large Loan 2006, Inc. The Company recorded the sub-participation as a secured borrowing as it did not meet at least one of the criteria under FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In July 2008, the Company and CT Large Loan 2006, Inc. agreed to terminate the sub-participation agreement and release themselves from any further obligation to each other with respect to such sub-participation agreement. As a result of this transaction, loans receivable and participations sold decreased by $73.4 million during the third quarter of 2008.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2007, we had seven such participations sold with a total book balance of $408.4 million at a weighted average coupon of LIBOR plus 3.38% (7.98% at December 31, 2007) and a weighted average yield of LIBOR plus 3.41% (8.01% at December 31, 2007).

11. Derivative Financial Instruments

To manage interest rate risk, we typically employ interest rate swaps or other arrangements, to convert a portion of our floating rate debt to fixed rate debt in order to index match our assets and liabilities. The net payments due under these swap contracts are recognized as interest expense over the life of the contracts.

The following table summarizes the notional and fair values of our derivative financial instruments as of December 31, 2008. The notional value provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk (in thousands):

Hedge	Type	Counterparty	Notional Amount	Interest Rate	Maturity	Fair Value
Swap	Cash Flow Hedge	Swiss RE Financial	$279,681	5.10%	2015	($29,383)
Swap	Cash Flow Hedge	Bank of America	73,626	4.58	2014	(4,526)
Swap	Cash Flow Hedge	Morgan Stanley	18,439	3.95	2011	(1,053)
Swap	Cash Flow Hedge	JP Morgan Chase	18,091	5.14	2014	(2,867)
Swap	Cash Flow Hedge	JP Morgan Chase	16,894	4.83	2014	(2,550)
Swap	Cash Flow Hedge	JP Morgan Chase	16,377	5.52	2018	(3,827)
Swap	Cash Flow Hedge	JP Morgan Chase	12,310	5.02	2009	(302)
Swap	Cash Flow Hedge	Bank of America	11,365	5.05	2016	(1,366)
Swap	Cash Flow Hedge	JP Morgan Chase	7,062	5.11	2016	(706)
Swap	Cash Flow Hedge	Bank of America	5,104	4.12	2016	(430)
Swap	Cash Flow Hedge	JP Morgan Chase	3,293	5.45	2015	(663)
Swap	Cash Flow Hedge	JP Morgan Chase	2,856	5.08	2011	(241)
Swap	Cash Flow Hedge	Morgan Stanley	780	5.31	2011	(60)
Total/Weighted Average			$465,878	4.97%	2015	($47,974)

As of December 31, 2008, the derivative financial instruments were reported at their fair value of $48.0 million as interest rate hedge liabilities. Income and expense associated with these instruments is recorded as interest expense on our consolidated statements of operations. The amount of hedge ineffectiveness was not material during any of the periods presented.

Our counterparties in these transactions are financial institutions and we are dependent upon the health of these counterparties and a functioning interest rate derivative market in order to effectively execute our hedging strategy.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table details the fair value measurements of our derivative financial instruments as of December 31, 2008 in accordance with FAS 157 (in thousands):

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair Value at	Identical Assets	Observable Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Interest rate hedge liabilities	$(47,974)	$—	$(47,974)	$—
Total	$(47,974)	$—	$(47,974)	$—

12. Shareholders’ Equity

Authorized Capital

We have the authority to issue up to 200,000,000 shares of stock, consisting of (i) 100,000,000 shares of class A common stock and (ii) 100,000,000 shares of preferred stock. The board of directors is generally authorized to issue additional shares of authorized stock without shareholder approval.

Common Stock

Class A common stock are voting shares entitled to vote on all matters presented to a vote of shareholders, except as provided by law or subject to the voting rights of any outstanding preferred stock. Holders of record of shares of class A common stock on the record date fixed by our board of directors are entitled to receive such dividends as may be declared by the board of directors subject to the rights of the holders of any outstanding preferred stock. A total of 22,071,349 shares of common stock were issued and outstanding as of December 31, 2008.

We did not repurchase any of our common stock during the years ended December 31, 2008 and December 31, 2007 other than the 10,103 shares we acquired pursuant to elections by incentive plan participants to satisfy tax withholding obligations through the surrender of shares equal in value to the amount of the withholding obligation incurred upon the vesting of restricted stock.

Subsequent to December 31, 2008, in connection with the restructuring of our debt obligations described in Note 22, we issued, or irrevocably committed to issue, 3,479,691 million warrants to purchase our class A common stock.

Preferred Stock

We have 100,000,000 shares of preferred stock authorized and have not issued any shares of preferred stock since we repurchased all of the previously issued and outstanding preferred stock in 2001.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Dividends

We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles) to our shareholders so as to comply with the REIT provisions of the Internal Revenue Code. If necessary for REIT qualification purposes, we may need to distribute any taxable income remaining after giving effect to the distribution of the final regular quarterly dividend each year, together with the first regular quarterly dividend payment of the following taxable year or, at our discretion, in a separate dividend distributed prior thereto. We refer to these dividends as special dividends. As required by covenants in our restructured debt obligations, our cash dividend distributions are restricted to the minimum amount necessary to maintain our status as a REIT. Moreover, such covenants, taking into consideration the recent IRS ruling, “Revenue Procedure 2008-68”, which allow REITs to distribute up to 90% of their dividends in the form of stock for tax years ending on or before December 31, 2009, require us to make any distribution in stock to the extent permitted.

In addition to the foregoing restrictions, our dividend policy remains subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon our taxable income, our financial condition, our maintenance of REIT status and other factors as our board of directors deems relevant. Of the total $2.20 of dividends declared in 2008, $0.28 represents ordinary income, $0.01 represents qualified dividends, and $1.91 represents a return of capital. All dividends declared in 2007 were ordinary income.

Earnings Per Share

The following table sets forth the calculation of Basic and Diluted EPS for the years ended December 31, 2008 and 2007 (in thousands, except share and per share data):

	Year ended December 31, 2008			Year ended December 31, 2007
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS:
Net (loss)/earnings allocable to common stock	$(57,538)	21,098,935	$(2.73)	$84,366	17,569,690	$4.80
Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	—		—	120,576
Diluted EPS:
Net (loss)/earnings per share of common stock and assumed conversions	$(57,538)	21,098,935	$(2.73)	$84,366	17,690,266	$4.77

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table sets forth the calculation of Basic and Diluted EPS for the year ended December 31, 2006 (in thousands, except share and per share data):

	Year ended December 31, 2006
	Net Income	Shares	Per Share Amount
Basic EPS:
Net earnings allocable to common stock	$54,067	15,754,655	$3.43
Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	168,742
Diluted EPS:
Net earnings per share of common stock and assumed conversions	$54,067	15,923,397	$3.40

13. General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2008, 2007 and 2006 consisted of (in thousands):

	Years ended December 31,
	2008	2007	2006
Salaries and benefits	$12,603	$14,480	$11,450
Employee stock based compensation	3,478	4,606	3,961
Operating and other costs	3,501	3,212	2,487
Professional services	5,297	5,094	4,779
Employee promote compensation	78	2,564	398
Total	$24,957	$29,956	$23,075

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Income Taxes

We made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal, state, and local income taxes except for the operations of our taxable REIT subsidiary, CTIMCO. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT, we may be subject to material penalties such as federal, state and local income tax on our taxable income at regular corporate rates. As of December 31, 2008 and 2007, we were in compliance with all REIT requirements.

In 2008 and 2007, CTIMCO paid no federal taxes and paid small amounts of state and local taxes. As of December 31, 2008, we have net operating losses, or NOLs, available to be carried forward and utilized in future periods.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes.

The significant components of deferred tax assets and liabilities were as follows:

	Years ended December 31,
	2008	2007
NOL carryforwards	$2,431	$1,722
Stock-based compensation expense	321	4,125
Intangible assets	(1,025)	—
Other	482	716
Deferred tax asset	2,209	6,563
Valuation allowance	(503)	(2,904)
Net deferred tax asset	$1,706	$3,659

15. Employee Benefit Plans

Employee 401(k) and Profit Sharing Plan

We sponsor a 401(k) and profit sharing plan that allows eligible employees to contribute up to 15% of their salary into the plan on a pre-tax basis, subject to annual limits. We have committed to make contributions to the plan equal to 3% of all eligible employees’ compensation subject to annual limits and may make additional contributions based upon earnings. Our contribution expense for the years ended December 31, 2008, 2007 and 2006, was $228,000, $198,000, and $118,000, respectively.

Equity Incentive Plans

We had four benefit plans in effect as of December 31, 2008: (1) the second amended and restated 1997 long-term incentive stock plan, or 1997 Employee Plan, (2) the amended and restated 1997 non-employee director stock plan, or 1997 Director Plan, (3) the amended and restated 2004 long-term incentive plan, or 2004 Plan, and (4) the 2007 long-term incentive plan, or 2007 Plan. The 1997 plans expired in 2007 and no new awards may be issued under them and no further grants will be made under the 2004 Plan. Under the 2007 Plan, a maximum of 700,000 shares of class A common stock may be issued. As of December 31, 2008, there were 577,367 shares available under the 2007 Plan.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Activity under these four plans for the year ended December 31, 2008 is summarized in the table below in share and share equivalents:

Benefit Type	1997 Employee Plan	1997 Director Plan	2004 Plan	2007 Plan	Total
Options(1)
Beginning Balance	223,811	16,667	—	—	240,478
Expired	(53,334)	(16,667)	—	—	(70,001)
Ending Balance	170,477	—	—	—	170,477
Restricted Stock(2)
Beginning Balance	—	—	423,931	—	423,931
Granted	—	—	—	44,550	44,550
Vested	—	—	(133,384)	—	(133,384)
Forfeited	—	—	(910)	(2,990)	(3,900)
Ending Balance	—	—	289,637	41,560	331,197
Stock Units(3)
Beginning Balance	—	80,017	—	14,570	94,587
Granted/deferred	—	—	—	120,864	120,864
Ending Balance	—	80,017	—	135,434	215,451
Total Outstanding Shares	170,477	80,017	289,637	176,994	717,125
____________________________

(1)	All options are fully vested as of December 31, 2008.
(2)
Comprised of both performance based awards that vest upon the attainment of certain common equity return thresholds and time based awards that vest based upon an employee’s continued employment on vesting dates.

(3)	Stock units are granted to certain members of our board of directors in lieu of cash compensation for services and in lieu of dividends earned on previously granted stock units.

The following table summarizes the outstanding options as of December 31, 2008:

Exercise Price per Share	Options Outstanding		Weighted Average Exercise Price per Share		Weighted Average Remaining Life (in Years)
	1997 Employee	1997 Director	1997 Employee	1997 Director	1997 Employee	1997 Director
	Plan	Plan	Plan	Plan	Plan	Plan
$10.00 - $15.00	43,530	—	$13.41	$—	2.26	—
$15.00 - $20.00	126,947	—	16.38	—	2.77	—
Total/Weighted Average	170,477	—	$15.62	$—	2.64	—

In addition to the equity interests detailed above, we have granted percentage interests in the incentive compensation received by us from the private equity funds. As of December 31, 2008, we had granted, net of forfeitures, 43% of the Fund III incentive compensation received by us.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

A summary of the unvested restricted shares as of and for the year ended December 31, 2008 was as follows:

	Restricted Shares
	Shares	Grant Date Fair Value
Unvested at January 1, 2008	423,931	$30.96
Granted	44,550	27.44
Vested	(133,384)	various
Forfeited	(3,900)	various
Unvested at December 31, 2008	331,197	$30.61

A summary of the unvested restricted shares as of and for the year ended December 31, 2007 was as follows:

	Restricted Shares
	Shares	Grant Date Fair Value
Unvested at January 1, 2007	480,967	$29.56
Granted	23,015	51.25
Vested	(80,051)	28.38
Forfeited	—	—
Unvested at December 31, 2007	423,931	$30.96

The total fair value of restricted shares which vested during the years ended December 31, 2008 and 2007 was $2.2 million and $3.3 million, respectively.

16. Fair Values of Financial Instruments

The FASB Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, or FAS 107, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based upon estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. FAS 107 excludes certain financial instruments and all non-financial instruments from our disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents: The carrying amount of cash on hand and money market funds is considered to be a reasonable estimate of fair value.

Commercial mortgage backed securities: These investments are presented on a held-to-maturity basis and not at fair value. The fair values were obtained from a securities dealer or are based on cash flow or other valuation models for securities where management considers the market to be severely dislocated and not indicative of fair value.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Loans receivable, net: These instruments are presented at the lower of cost or market value and not at fair value. The fair values were estimated by using current institutional purchaser yield requirements for loans with similar credit characteristics.

Loans held-for-sale: Loans which have been reclassified as held-for-sale are carried at fair value.

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

Senior unsecured credit facility: This instrument is presented on the basis of total cash proceeds borrowed, and not at fair value. The fair value was estimated based on the interest rate that is currently available in the market for similar credit facilities.

Junior subordinated debentures: These instruments bear interest at fixed rates. The fair value was obtained by calculating the present value based on current market interest rates.

 The carrying amounts of all other assets and liabilities approximate the fair value except as follows (in thousands):

	December 31, 2008			December 31, 2007
	Carrying Amount	Face Value	Fair Value	Carrying Amount	Face Value	Fair Value
Financial assets:
CMBS	$852,211	$883,958	$582,478	$876,864	$916,410	$830,411
Loans receivable	1,791,332	1,855,432	1,589,929	2,257,563	2,266,184	2,226,445
Financial liabilities:
Repurchase obligations	699,054	699,054	699,054	911,857	911,857	911,857
CDOs	1,156,035	1,154,504	441,245	1,192,299	1,190,448	1,067,513
Sr. unsecured credit facility	100,000	100,000	94,155	75,000	75,000	75,000
Jr. subordinated debentures	128,875	128,875	80,099	128,875	128,875	98,863
Participations sold	292,669	292,734	258,416	408,351	408,434	396,900

17. Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on our outstanding debt for 2008, 2007 and 2006 was $110.8 million, $161.2 million and $102.0 million, respectively. Income taxes recovered by us in 2008, 2007 and 2006 were $702,000, $1.5 million and $583,000, respectively. Non-cash investing and financing activity of $(115.7) million and $198.9 million for 2008 and 2007, respectively, resulted from paydowns on the loans we classify as participations sold.

18. Transactions with Related Parties

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

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

On April 27, 2007, we purchased a $20 million subordinated interest in a mortgage from a dealer. Proceeds from the mortgage financing provide for the construction and leasing of an office building in Washington, D.C. that is owned by a joint venture. WRBC has a substantial economic interest in one of the joint venture partners.

WRBC beneficially owned approximately 17.6% of our outstanding class A common stock as of February 28, 2009, and a member of our board of directors is an employee of WRBC.

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

Until 2007, we paid Equity Group Investments, L.L.C. and Equity Risk Services, Inc., affiliates under common control of the chairman of the board of directors, for certain corporate services provided to us. These services include consulting on insurance matters, risk management, and investor relations. During the year ended December 31, 2006 we incurred $45,000 of expenses in connection with these services. In July 2008, CTOPI, a private equity fund that we manage, held its final closing completing capital raise with $540 million total equity commitments. EGI-Private Equity II, L.L.C., an affiliate under common control of the chairman of the board of directors, owns a 3.7% limited partner interest in CTOPI. In 2008 we recorded $8.9 million in fees from CTOPI, $351,000 of which were attributable to EGI Private Equity II, L.L.C.

During the year ended December 31, 2008, CTOPI purchased $37.1 million face value of our CDO debt in the open market for $21.1 million.

Affiliates of Samuel Zell own interests in Fund III and CTOPI, two investment management vehicles that we manage and within which we also have ownership interests.

We believe that the terms of the foregoing transactions are no less favorable than could be obtained by us from unrelated parties on an arm’s length basis.

19. Commitments and Contingencies

Leases

We lease our corporate office under operating lease expiring in 2018. Minimum annual rental payments at December 31, 2008 are as follows (in thousands):

Years ending December 31,
2009	$1,377
2010	1,377
2011	1,377
2012	1,377
2013	1,423
Thereafter	7,020
$13,951

GAAP rent expense for office space amounted to $1.6 million, $1.4 million and $990,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Future Distribution Requirements

In 1999, we acquired a portfolio of CMBS from a dealer at a discount. For purposes of GAAP income recognition, we amortize the discount as interest income over the expected life of the securities using the effective interest method, as we do for all of our securities purchased at a discount. For income tax purposes, specifically with respect to this portfolio, we elected to defer the recognition of the purchase discount until we receive principal as the securities are sold, amortize or mature. In the future, assuming principal collection as anticipated, as these securities mature, we will recognize the purchase discount as income for tax purposes and, as a REIT, those amounts will be factored into our distribution requirements. For the securities not in our CDOs, we will receive cash payments as these securities are sold, amortize or mature. For the securities in our CDOs, the cash flow waterfalls are designed to repay senior indebtedness with principal repayments, resulting in a situation where we may not receive cash as these securities are sold, amortize or mature. In these cases, we may have a distribution requirement without receipt of the cash to service the requirement, requiring us to fund these distribution requirements from other sources of liquidity. As of December 31, 2008, the securities in question have a face value of $189.1 million and were purchased at a discount of $58.3 million. $184.1 million of these securities are in our CDOs and these securities were purchased at a discount of $56.0 million. Our current expectation is for the securities in the entire portfolio to mature between 2011 and 2021 and for us to recognize, for tax purposes, income of $7.9 million, $4.5 million, $9.5 million, $3.7 million, $28.5 million, $178,000, and $22,000 for the years 2009-2015, respectively.

Litigation

In the normal course of business, we are subject to various legal proceedings and claims, the resolution of which, in management’s opinion, will not have a material adverse effect on our consolidated financial position or our results of operations.

Employment Agreements

As of December 31, 2008, the employment agreements with John R. Klopp, who serves as our chief executive officer and president, and Thomas C. Ruffing, who serves as our chief credit officer and head of asset management, both expired. These officers currently remain at-will employees of the Company. The two employment agreements in effect as of December 31, 2008 are summarized below.

Effective December 28, 2005, we entered into an employment agreement with Stephen D. Plavin, pursuant to which Mr. Plavin will serve as our chief operating officer through December 31, 2008 (subject to our option to extend the agreement for an additional twelve months, which we have exercised). Pursuant to the employment agreement, Mr. Plavin receives a base salary and is eligible to receive annual performance compensation awards of cash. The agreement is subject to termination under certain circumstances and provides for severance payments under certain of these circumstances and contains provisions relating to non-competition during the term of employment, protection of our confidential information and intellectual property, and non-solicitation of our employees.

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

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Restructured Debt Obligations

Pursuant to the terms of our restructured debt obligations, as detailed in Note 22, we are required to make certain principal payments to our creditors during the first year following the debt restructuring in order to exercise a one-year extension option. By March 16, 2010, payments must be made to our secured creditors participating in the restructure plan equal to approximately 17% (or $100.5 million) of the respective outstanding balances as of March 16, 2009, and a minimum of $5.0 million must be repaid under our senior unsecured credit facility.

20. Segment Reporting

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

The following table details each segment’s contribution to our overall profitability and the identified assets attributable to each such segment for the year ended, and as of, December 31, 2008 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other
investments:
Interest and related income	$194,649	$—	$—	$194,649
Less: Interest and related expenses	129,665	—	—	129,665
Income from loans and other investments, net	64,984	—	—	64,984

Other revenues:
Management fees	—	20,045	(7,104)	12,941
Servicing fees	—	367	—	367
Other interest income	1,646	28	(108)	1,566
Total other revenues	1,646	20,440	(7,212)	14,874

Other expenses
General and administrative	11,232	20,829	(7,104)	24,957
Other interest expense	—	108	(108)	—
Depreciation and amortization	—	179	—	179
Total other expenses	11,232	21,116	(7,212)	25,136

Gain on extinguishment of debt	6,000	—	—	6,000
Impairments	(2,917)	—	—	(2,917)
Provision for possible credit losses	(63,577)	—	—	(63,577)
Valuation allowance on loans held-for-sale	(48,259)	—	—	(48,259)
Gain on sale of investments	374	—	—	374
Loss from equity investments	(1,924)	(64)	—	(1,988)
Loss before income taxes	(54,905)	(740)	—	(55,645)
Provision for income taxes	—	1,893	—	1,893
Net loss	$(54,905)	$(2,633)	$—	$(57,538)

Total assets	$2,830,172	$9,818	$(1,363)	$2,838,627

All revenues were generated from external sources within the United States. The Investment Management segment earned fees of $7.1 million for management of the Balance Sheet Investment segment and was charged $108,000 for inter-segment interest for the year ended December 31, 2008, which is reflected as offsetting adjustments to other revenues and other expenses in the Inter-Segment Activities column in the table above.

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table details each segment’s contribution to our overall profitability and the identified assets attributable to each such segment for the year ended, and as of, December 31, 2007 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other
investments:
Interest and related income	$253,422	$—	$—	$253,422
Less: Interest and related expenses	162,377	—	—	162,377
Income from loans and other investments, net	91,045	—	—	91,045

Other revenues:
Management fees	—	16,282	(12,783)	3,499
Incentive management fees	—	6,208	—	6,208
Servicing fees	—	623	—	623
Other interest income	1,548	65	(530)	1,083
Total other revenues	1,548	23,178	(13,313)	11,413

Other expenses
General and administrative	17,058	25,681	(12,783)	29,956
Other interest expense	—	530	(530)	—
Depreciation and amortization	1,430	380	—	1,810
Total other expenses	18,488	26,591	(13,313)	31,766

Provision for possible credit losses	—	—	—	—
Gain on sale of investments	15,077	—	—	15,077
Loss from equity investments	(1,570)	(539)	—	(2,109)
Income/(loss) before income taxes	87,612	(3,952)	—	83,660
Income taxe benefit	(254)	(452)	—	(706)
Net income/(loss) common stock	$87,866	$(3,500)	$—	$84,366

Total assets	$3,212,069	$7,837	$(8,424)	$3,211,482

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

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table details each segment’s contribution to our overall profitability and the identified assets attributable to each such segment for the year ended, and as of, December 31, 2006 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other
investments:
Interest and related income	$175,404	$—	$—	$175,404
Less: Interest and related expenses	104,607	—	—	104,607
Income from loans and other investments, net	70,797	—	—	70,797

Other revenues:
Management fees	—	10,387	(7,737)	2,650
Incentive management fees	—	1,652	—	1,652
Servicing fees	40	65	—	105
Other interest income	1,426	43	(115)	1,354
Total other revenues	1,466	12,147	(7,852)	5,761

Other expenses
General and administrative	12,458	18,354	(7,737)	23,075
Other interest expense	—	115	(115)	—
Depreciation and amortization	2,792	257	—	3,049
Total other expenses	15,250	18,726	(7,852)	26,124

Income/(loss) from equity investments	1,016	(118)	—	898
Income before income taxes	58,029	(6,697)	—	51,332
Income tax benefit	—	(2,735)	—	(2,735)
Net income	$58,029	$(3,962)	$—	$54,067

Total assets	$2,649,866	$4,720	$(6,022)	$2,648,564

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

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

21. Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2008, 2007 and 2006 (in thousands except per share data):

	March 31	June 30	September 30	December 31
2008
Revenues	$59,117	$53,866	$48,217	$48,323
Net income	$14,773	$(34,818)	$13,667	$(51,160)
Net income per share of common stock:
Basic	$0.82	$(1.59)	$0.61	$(2.57)
Diluted	$0.82	$(1.59)	$0.61	$(2.57)
2007
Revenues	$59,538	$69,696	$66,173	$69,428
Net income	$14,849	$25,382	$15,497	$28,638
Net income per share of common stock:
Basic	$0.85	$1.45	$0.88	$1.63
Diluted	$0.84	$1.43	$0.87	$1.62
2006
Revenues	$32,600	$47,050	$47,199	$54,316
Net income	$10,949	$14,192	$13,437	$15,489
Net income per share of common stock:
Basic	$0.72	$0.93	$0.88	$0.92
Diluted	$0.71	$0.91	$0.86	$0.91

Basic and diluted earnings per share are computed independently for each of the periods. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year.

22. Subsequent Events

1. Restructuring of Our Debt Obligations

On March 16, 2009, we consummated a restructuring of substantially all of our recourse debt obligations with certain of our secured and unsecured creditors pursuant to the amended terms of our secured credit facilities, our senior unsecured credit agreement, and certain of our trust preferred securities.

Secured Credit Facilities

In connection with the restructuring, we amended our secured, recourse credit facilities with: (i) JPMorgan Chase Bank, N.A., JPMorgan Chase Funding Inc. and J.P. Morgan Securities Inc., or collectively JPMorgan, (ii) Morgan Stanley Bank, N.A., or Morgan Stanley, and (iii) Citigroup Financial Products Inc. and Citigroup Global Markets Inc., or collectively Citigroup. We collectively refer to JPMorgan, Morgan Stanley and Citigroup as the participating secured lenders. Further, as part of the restructuring, we also entered into an agreement to terminate our secured, recourse facility with Goldman Sachs Mortgage Company, or Goldman Sachs. We had previously, on February 25, 2009, terminated our secured financing with UBS Real Estate Securities Inc., or UBS.

Specifically, on March 16, 2009, we entered into separate amendments to the respective master repurchase agreements with JPMorgan, Morgan Stanley and Citigroup. Pursuant to the terms of each such agreement, we repaid the balance outstanding with each participating secured lender by an amount equal to three percent (3%) of the current outstanding principal amount due under its existing secured, recourse credit facility, $17.7 million in the aggregate, and further amended the terms of each such facility, without any change to the collateral pool securing the debt owed to each participating secured lender, to provide the following:

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

•
Maturity dates were modified to one year from the March 16, 2009 effective date of each respective agreement, which maturity dates may be extended further for two one-year periods. The first one-year extension option is exercisable by us so long as the outstanding balance as of the first extension date is less than or equal to a certain amount, which is a reduction of twenty percent (20%), including the upfront payment described above, of the outstanding principal amount from the date of the amendments, and no other defaults or events of default have occurred and are continuing, or would be caused by such extension. The second one-year extension option is exercisable by each participating secured lender in its sole discretion.

•
We agreed to pay each participating secured lender periodic amortization as follows: (i) mandatory payments, payable monthly in arrears, in an amount equal to sixty-five (65%) (subject to adjustment in the second year) of the net interest income generated by each such lender’s collateral pool, and (ii) one hundred percent (100%) of the principal proceeds received from the repayment of assets in each such lender’s collateral pool. In addition, under the terms of the amendment with Citigroup, we agreed to pay Citigroup an additional quarterly amortization payment equal to the lesser of: (x) Citigroup’s then outstanding senior secured credit facility balance or (y) the product of (i) the total cash paid (including both principal and interest) during the period to our senior unsecured credit facility in excess of an amount equivalent to LIBOR plus 1.75% based upon a $100.0 million facility amount, and (ii) a fraction, the numerator of which is Citigroup’s then outstanding senior secured credit facility balance and the denominator is the total outstanding secured indebtedness of the participating secured lenders.

•
We further agreed to amortize each participating secured lender’s secured debt at the end of each calendar quarter on a pro rata basis until we have repaid our secured, recourse credit facilities and thereafter our senior unsecured credit facility in an amount equal to any unrestricted cash in excess of the sum of (i) $25.0 million, and (ii) any unfunded loan and co-investment commitments.

•	Each participating secured lender was relieved of its obligation to make future advances with respect to unfunded commitments arising under investments in its collateral pool.

•
We received the right to sell or refinance collateral assets as long as we apply one hundred percent (100%) of the proceeds to pay down the related secured credit facility balance subject to minimum release price mechanics.

•
We eliminated the cash margin call provisions and amended the mark-to-market provisions so that future changes in collateral value will be determined based upon changes in the performance of the underlying real estate collateral in lieu of the previous provisions which were based on market spreads. Beginning six months after the date of execution of the agreements, each collateral pool will be valued monthly on this basis. If the ratio of a participating secured lender’s total outstanding secured credit facility balance to total collateral value exceeds 1.15x the ratio calculated as of the effective date of the amended agreements, we will be required to liquidate collateral in order to return to compliance with the prescribed loan to collateral value ratio or post other collateral to bring the ratio back into compliance.

In each master repurchase agreement amendment and the amendment to our senior unsecured credit agreement described in greater detail below, which we collectively refer to as our restructured debt obligations, we also replaced all existing financial covenants with the following uniform covenants which:

•
prohibit new balance sheet investments except, subject to certain limitations, co-investments in our investment management vehicles or protective investments to defend existing collateral assets on our balance sheet;

•	prohibit the incurrence of any additional indebtedness except in limited circumstances;

•
limit the total cash compensation to all employees and, specifically with respect to our chief executive officer, chief operating officer and chief financial officer, freeze their base salaries at 2008 levels, and require cash bonuses to any of them to be approved by a committee comprised of one representative designated by the secured lenders, the administrative agent under the senior unsecured credit facility and the chairman of our board of directors;

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

•	prohibit the payment of cash dividends to our common shareholders except to the minimum extent necessary to maintain our REIT status;

•	require us to maintain a minimum amount of liquidity, as defined, of $7.0 million in 2009 and $5.0 million thereafter;

•
trigger an event of default if both our chief executive officer and chief operating officer cease their current employment with us during the term of the agreement and we fail to hire a replacement acceptable to the lenders; and

•
trigger an event of default, if any event or condition occurs which causes any obligation or liability of more than $1.0 million to become due prior to its scheduled maturity or any monetary default under our restructured debt obligations if the amount of such obligation is at least $1.0 million.

Pursuant to the restructuring, the interest rates on our secured borrowings will remain the same as those in effect as of December 31, 2008. In exchange for maintenance of these historic rates, on March 16, 2009 we issued, or irrevocably committed to issue as of such date, JPMorgan, Morgan Stanley and Citigroup warrants to purchase 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share, which is equal to the closing bid price on the New York Stock Exchange on March 13, 2009. The warrants will become exercisable on March 16, 2012 and expire on March 16, 2019, and may be exercised through a cashless exercise.

The warrants were issued, or irrevocably committed to be issued, in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933, as amended, and the safe harbor of Rule 506 under Regulation D. Any certificates representing such securities will contain restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act of 1933. No form of general solicitation or general advertising was conducted in connection with the issuance.

On March 16, 2009, we also entered into an agreement to terminate the master repurchase agreement with Goldman Sachs, pursuant to which we satisfied the indebtedness due under the Goldman Sachs secured credit facility. Specifically, we: (i) pre-funded certain required advances of approximately $2.4 million under one loan in the collateral pool, (ii) paid Goldman Sachs $2.6 million to effect a full release to us of another loan, and (iii) transferred all of the other assets that served as collateral for Goldman Sachs to Goldman Sachs for a purchase price of $85.7 million as payment in full for the balance remaining under the secured credit facility. Goldman Sachs agreed to release us from any further obligation under the secured credit facility.

Previously, on February 25, 2009, we entered into a satisfaction, termination and release agreement with UBS pursuant to which the parties terminated their right, title, interest in, to and under a master repurchase agreement. We consented to the transfer to UBS, and UBS unconditionally accepted and retained all of our rights, title and interest in a loan financed under the master repurchase agreement in complete satisfaction of all of our obligations, including all amounts due thereunder.

We are currently in negotiations with Lehman Brothers to resolve the $18.0 million outstanding balance under our secured, recourse credit facility with such firm, which finances a single asset.

Senior Unsecured Credit Agreement

On March 16, 2009, we entered into an amended and restated senior unsecured credit agreement governing our $100.0 million term loan from WestLB AG, New York Branch, participant and administrative agent, Fortis Capital Corp., Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Morgan Stanley Bank, N.A. and Deutsche Bank Trust Company Americas, which we collectively refer to as the senior unsecured lenders. Pursuant to the amended and restated senior unsecured credit agreement, we and the senior unsecured lenders agreed to:

Capital Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

•
Extend the maturity date of the senior unsecured credit agreement to be co-terminus with the maturity date of the secured credit facilities with the participating secured lenders (as they may be further extended until March 16, 2012, as described above);

•	Increase the cash interest rate under the senior unsecured credit agreement to LIBOR plus 3.0% per annum (from LIBOR plus 1.75%), plus an accrual rate of 7.20% per annum less the cash interest rate;

•
Initiate quarterly amortization equal to the greater of: (i) $5.0 million per annum and (ii) 25% of the annual cash flow received from our currently unencumbered collateralized debt obligation interests;

•	Pledge our unencumbered collateralized debt obligation interests and provide a negative pledge with respect to certain other assets; and

•	Replace all existing financial covenants with substantially identical covenants and default provisions to those described above in the participating secured credit facilities.

Trust Preferred Securities

On March 16, 2009, we reached an agreement with Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd., Taberna Preferred Funding VIII, Ltd. and Taberna Preferred Funding IX, Ltd., or collectively Taberna, to issue new junior subordinated notes in exchange for $50.0 million face amount of trust preferred securities issued through our statutory trust subsidiary CT Preferred Trust I held by affiliates of Taberna, which we refer to as the Trust I Securities, and $53.1 million face amount of trust preferred securities issued through our statutory trust subsidiary CT Preferred Trust II held by affiliates of Taberna, which we refer to as the Trust II Securities. We refer to the Trust I Securities and the Trust II Securities together as the Trust Securities. The Trust Securities were backed by and recorded as junior subordinated debentures issued by us with terms that mirror the Trust Securities.

Pursuant to the exchange agreement dated March 16, 2009, by and among us and Taberna, we issued $118.6 million aggregate principal amount of new junior subordinated notes due on April 30, 2036 (an amount equal to 115% of the current aggregate face amount of the Trust Securities being exchanged). The interest rate payable under the new subordinated notes is 1% per annum from March 16, 2009, through and including April 29, 2012, which we refer to as the modification period. After the modification period, the interest rate will revert to a blended rate equal to that which was previously payable under the notes underlying the Trust Securities, a fixed rate of 7.23% per annum through and including April 29, 2016 and thereafter a floating rate, reset quarterly, equal to three month LIBOR plus 2.44% until maturity. The new junior subordinated notes will be contractually senior to the remaining trust preferred securities, will mature on April 12, 2036 and will be freely redeemable by us at par at any time. The new junior subordinated notes contain a covenant that through April 30, 2012, subject to certain exceptions, we may not declare or pay dividends or distributions on, or redeem, purchase or acquire any of our equity interests (other than remaining trust preferred securities not exchanged) except to the extent necessary to maintain our status as a REIT. Except for the foregoing, the new junior subordinated notes contain substantially similar provisions as the Trust Securities.

As part of the agreement with Taberna, we also agreed to pay $750,000 to cover third party fees and costs incurred in connection with the exchange transaction.

Current Period Financial Statement Impact

While the restructuring of our debt obligations was finalized subsequent to December 31, 2008 and the amendments to the respective agreements and termination of our facility with UBS were executed in the first quarter of 2009, certain elements of the transaction require us to amend the presentation of certain items in our consolidated financial statements for the fiscal year ended December 31, 2008. Specifically, the aggregate $140.4 million (face value) of loans sold to Goldman Sachs and UBS have been reclassified under the consolidated balance sheet classification, loans held-for-sale, and a valuation allowance of $48.3 million, reflecting the difference between the carrying value of the loans and the sale price, was recorded on the consolidated statement of operations.

2.  CDO Collateral Impairment

In March 2009, we were informed by our CDO trustee of impairments due to rating agency downgrades of certain of the CMBS collateral interests in all of our CDOs. The impairments resulted in a breach of the CDO II overcollateralization test and the reclassification of interest proceeds from certain CMBS collateral as principal proceeds in all four of our CDOs.

Capital Trust, Inc. and Subsidiaries

Schedule IV—Mortgage Loans on Real Estate

As of December 31, 2008

(in thousands)

Type of Loan/Borrower(1)	Decription/ Location	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms(2)	Prior Liens(3)	Face Amount of Loans(4)	Carrying Amount of Loans
Mortgage Loans:
Borrower A	Office/ Florida	LIBOR + 2.75%	1/21/2011	I/O	$—	$89,058	$89,058
Borrower B	Assisted Living/ Florida	LIBOR + 4.50%	4/20/2012	I/O	—	61,542	61,449
All other mortgage loans individually less than 3%					476,610	367,092	330,338
Total mortgage loans:					476,610	517,692	480,845

Mezzanine Loans:
Borrower C	Healthcare/ Various	LIBOR + 12.65%	5/9/2011	I/O	1,275,430	85,948	85,948
Borrower D	Hotel/ Various	LIBOR + 3.65%	5/9/2012	I/O	1,782,388	152,289	152,300
Borrower E	Hotel/ Various	LIBOR + 4.00%	5/9/2012	I/O	2,595,300	125,000	125,016
All other mezzanine loans individually less than 3%					12,415,964	539,416	473,717
Total mezzanine loans:					18,069,082	902,653	836,981

Subordinate Morgage Interests:
Borrower F	Hotel/ Various	LIBOR + 1.60%	11/7/2011	I/O	220,000	65,000	65,000
All other subordinate mortgage interests individually less than 3%					3,522,898	510,774	500,681
Total subordinate morgage interests:					3,742,898	575,774	565,681

Total loans:					$22,288,590	$1,996,119	$1,883,507
____________________________
(1) All amounts include both loans receivable and loan held-for-sale.
(2) I/O = interest only.
(3) Represents only third party liens.
(4) Does not include Unfunded Commitments.

S-1