Form 10-Q
period 2009-03-31
CAPITAL TRUST INC
filed 2009-05-05
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐ [This requirement is currently not applicable to the registrant.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The number of outstanding shares of the registrant's class A common stock, par value $0.01 per share, as of April 29, 2009 was 22,062,814.

Capital Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2009 and December 31, 2008
(in thousands except per share data)

	March 31,	December 31,
Assets	2009	2008
	(unaudited)	(audited)
Cash and cash equivalents	$18,268	$45,382
Restricted cash	160	18,821
Securities	834,329	852,211
Loans receivable, net	1,688,528	1,791,332
Loans held-for-sale, net	30,014	92,175
Real estate held-for-sale	8,000	9,897
Equity investment in unconsolidated subsidiaries	2,931	2,383
Accrued interest receivable	4,907	6,351
Interest rate hedge assets	1,154	—
Deferred income taxes	1,706	1,706
Prepaid expenses and other assets	12,489	18,369
Total assets	2,602,486	2,838,627
Liabilities & Shareholders' Equity
Liabilities:
Accounts payable and accrued expenses	$6,653	$10,918
Repurchase obligations	560,854	699,054
Collateralized debt obligations	1,142,097	1,156,035
Senior unsecured credit facility	100,000	100,000
Junior subordinated notes	125,837	128,875
Participations sold	292,674	292,669
Interest rate hedge liabilities	45,509	47,974
Deferred origination fees and other revenue	1,521	1,658
Total liabilities	2,275,145	2,437,183
Shareholders' equity:
Class A common stock $0.01 par value 100,000 shares authorized, 21,749 and 21,740 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively ("class A common stock")	217	217
Restricted class A common stock $0.01 par value, 314 and 331 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively ("restricted class A common stock" and together with class A common stock, "common stock")	3	3
Additional paid-in capital	558,930	557,435
Accumulated other comprehensive loss	(45,704)	(41,009)
Accumulated deficit	(186,105)	(115,202)
Total shareholders' equity	327,341	401,444
Total liabilities and shareholders' equity	$2,602,486	$2,838,627

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
Three Months Ended March 31, 2009 and 2008
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Income from loans and other investments:
Interest and related income	$33,239	$56,554
Less: Interest and related expenses	21,268	37,944
Income from loans and other investments, net	11,971	18,610

Other revenues:
Management fees	2,879	2,197
Servicing fees	1,179	178
Other interest income	128	188
Total other revenues	4,186	2,563

Other expenses:
General and administrative	8,457	6,901
Depreciation and amortization	7	105
Total other expenses	8,464	7,006

Total other-than-temporary impairments on securities	(14,646)	—
Portion of other-than-temporary impairments on securities
recognized in other comprehensive income	5,624	—
Impairments on real estate held-for-sale	(1,333)	—
Net impairments recognized in earnings	(10,355)	—

Provision for possible credit losses	(58,763)	—
Valuation allowance on loans held-for-sale	(10,363)	—
(Loss)/income from equity investments	(1,766)	7
(Loss)/income before income taxes	(73,554)	14,174
Income tax benefit	(408)	(599)
Net (loss)/income	$(73,146)	$14,773

Per share information:
Net (loss)/earnings per share of common stock:
Basic	$(3.28)	$0.82
Diluted	$(3.28)	$0.82

Weighted average shares of common stock outstanding:
Basic	22,304,887	17,942,649
Diluted	22,304,887	18,017,413

Dividends declared per share of common stock	$—	$0.80

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2009 and 2008
(in thousands)
(unaudited)

			Restricted		Accumulated
		Class A	Class A	Additional	Other
	Comprehensive	Common	Common	Paid-In	Comprehensive	Accumulated
	Income	Stock	Stock	Capital	Loss	Deficit	Total
Balance at January 1, 2008		$172	$4	$426,113	$(8,684)	$(9,368)	$408,237

Net income	$14,773	—	—	—	—	14,773	14,773

Unrealized loss on derivative financial instruments	(16,961)	—	—	—	(16,961)	—	(16,961)
Unrealized gain on available for sale security	277	—	—	—	277	—	277
Amortization of unrealized gain on securities	(437)	—	—	—	(437)	—	(437)
Deferred loss on settlement of swap	(419)	—	—	—	(419)	—	(419)
Amortization of deferred gains and losses on settlement of swaps	(55)	—	—	—	(55)	—	(55)
Shares of class A common stock issued in public offering	—	40	—	112,567	—	—	112,607
Shares of class A common stock issued under dividend reinvestment plan	—	—	—	1,541	—	—	1,541
Sale of shares of class A common stock under stock option agreement	—	—	—	180	—	—	180
Restricted class A common stock earned	—	1	—	1,004	—	—	1,005
Dividends declared on common stock	—	—	—	—	—	(17,356)	(17,356)
Balance at March 31, 2008	$(2,822)	$213	$4	$541,405	$(26,279)	$(11,951)	$503,392

Balance at January 1, 2009		$217	$3	$557,435	$(41,009)	$(115,202)	$401,444

Net Loss	$(73,146)	—	—	—	—	(73,146)	(73,146)

Cumulative effect of change in accounting principle	—	—	—	—	(2,243)	2,243	—
Unrealized gain on derivative financial instruments	3,619	—	—	—	3,619	—	3,619
Amortization of unrealized gain on securities	(423)	—	—	—	(423)	—	(423)
Amortization of deferred gains and losses on settlement of swaps	(24)	—	—	—	(24)	—	(24)
Other-than-temporary impairments on securities	(5,624)	—	—	—	(5,624)	—	(5,624)
Issuance of warrants in conjunction with debt restructuring	—	—	—	940	—	—	940
Restricted class A common stock earned	—	—	—	424	—	—	424
Deferred directors' compensation	—	—	—	131	—	—	131
Balance at March 31, 2009	$(75,600)	$217	$3	$558,930	$(45,704)	$(186,105)	$327,341

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2009 and 2008
(in thousands)
(unaudited)

	2009	2008
Cash flows from operating activities:
Net (loss)/income	$(73,146)	$14,773
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	7	105
Net impairments recognized in earnings	10,355	—
Provision for possible credit losses	58,763	—
Valuation allowance on loans held-for-sale	10,363	—
Deferred directors compensation	131	—
Loss/(income) from equity investments	1,766	(7)
Employee stock-based compensation	424	1,004
Amortization of premiums and discounts on loans, securities,
and debt, net	(1,902)	(1,698)
Amortization of deferred gains on interest rate hedges	(24)	(55)
Amortization of deferred financing costs	1,142	1,370
Changes in assets and liabilities, net:
Deposits and other receivables	1,149	2,250
Accrued interest receivable	1,444	810
Deferred income taxes	—	(599)
Prepaid expenses and other assets	602	428
Deferred origination fees and other revenue	(135)	(650)
Accounts payable and accrued expenses	(4,264)	(5,931)
Net cash provided by operating activities	6,675	11,800

Cash flows from investing activities:
Principal collections on and proceeds from securities	3,865	3,568
Origination/purchase of loans receivable and add-on fundings under existing loans	(6,149)	(28,639)
Principal collections on loans receivable	7,914	34,842
Proceeds from real estate held-for-sale	564	—
Contributions to unconsolidated subsidiaries	(2,314)	—
Purchase of equipment and leasehold improvements	—	(10)
Increase in restricted cash	—	(10,060)
Net cash provided by/(used in) investing activities	3,880	(299)

Cash flows from financing activities:
Decrease in restricted cash	18,661	—
Borrowings under repurchase obligations	—	101,393
Repayments under repurchase obligations	(42,467)	(103,202)
Borrowings under credit facilities	—	25,000
Repayment of collateralized debt obligations	(13,857)	(4,317)
Settlement of interest rate hedges	—	(419)
Payment of deferred financing costs	(6)	(94)
Sale of class A common stock upon stock option exercise	—	180
Dividends paid on common stock	—	(47,492)
Proceeds from sale of shares of class A common stock	—	112,608
Proceeds from dividend reinvestment plan and stock purchase plan	—	1,541
Net cash (used in)/provided by financing activities	(37,669)	85,198

Net (decrease)/increase in cash and cash equivalents	(27,114)	96,699
Cash and cash equivalents at beginning of period	45,382	25,829
Cash and cash equivalents at end of period	$18,268	$122,528

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.   Organization

References herein to “we,” “us,” “our” or the “Company” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a fully integrated, self-managed, real estate finance and investment management company that specializes in credit sensitive financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. From the inception of our finance business in 1997 through March 31, 2009, we have completed over $11.0 billion of investments in the commercial real estate debt arena. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes and we are headquartered in New York City.

2.    Summary of Significant Accounting Policies

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related management’s discussion and analysis of financial condition and results of operations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. In our opinion, all material adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2009.

Principles of Consolidation
The accompanying consolidated financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries and our interests in variable interest entities in which we are the primary beneficiary, prepared in accordance with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation. Our interest in CT Preferred Trust II, the issuer of trust securities backed by our junior subordinated notes, is accounted for using the equity method and its assets and liabilities are not consolidated into our financial statements due to our determination that CT Preferred Trust II is a variable interest entity in which we are not the primary beneficiary under Financial Accounting Standards Board, or FASB, Interpretation No. 46(R) “Consolidation of Variable Interest Entities,” or FIN 46(R). We account for our co-investment interest in the private equity funds we manage, CT Mezzanine Partners III, Inc., or Fund III, and CT Opportunity Partners I, LP, or CTOPI, under the equity method of accounting. As such, we report a percentage of the earnings or losses of the companies in which we have such investments equal to our ownership percentage on a single line item in the consolidated statement of operations as income/(loss) from equity investments. CTOPI is an investment company (under the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies) and therefore it maintains its financial records at fair value. We have applied such accounting relative to our investment in CTOPI pursuant to the Emerging Issues Task Force, or EITF, Issue No. 85-12 “Retention of Specialized Accounting for Investments in Consolidation.”

Revenue Recognition
Interest income from our loans receivable is recognized over the life of the investment using the effective interest method and is recorded on the accrual basis. Fees, premiums, discounts and direct costs in connection with these investments are deferred until the loan is advanced and are then recognized over the term of the loan as an adjustment to yield. For loans where we have unfunded commitments, we amortize these fees and other items on a straight line basis. Fees on commitments that expire unused are recognized at expiration. Income recognition is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Fees from special servicing and asset management services are recognized as services are rendered. We account for incentive fees we earn from our investment management business in accordance with Method 1 of EITF D-96, “Accounting for Management Fees Based on a Formula.” Under this guidance, no incentive income is recorded until all contingencies have been eliminated.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Cash and Cash Equivalents
We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. The Company places its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. As of, and for the periods ended, March 31, 2009 and December 31, 2008, we had bank balances in excess of federally insured amounts. We have not experienced any losses on our demand deposits, commercial paper or money market investments.

Restricted Cash
Restricted cash as of March 31, 2009 was comprised of $160,000 held on deposit with the trustee for our collateralized debt obligations, or CDOs, and is expected to be used to pay contractual interest and principal. Restricted cash as of December 31, 2008 was $18.8 million.

Securities
We classify our securities pursuant to FASB Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” or FAS 115, on the date of acquisition of the investment. On August 4, 2005, we decided to change the accounting classification of certain of our securities from available-for-sale to held-to-maturity. Held-to-maturity investments are stated at cost adjusted for the amortization of any premiums or discounts, which are amortized through the consolidated statements of operations using the effective interest method. Other than in the instance of an other-than-temporary impairment (as discussed below), these held-to-maturity investments are shown in our consolidated financial statements at their adjusted values pursuant to the methodology described above.

We may also invest in securities which may be classified as available-for-sale. Available-for-sale securities are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income/(loss) in shareholders’ equity. Many of these investments are relatively illiquid and management must estimate their values. In making these estimates, management utilizes market prices provided by dealers who make markets in these securities, but may, under certain circumstances, adjust these valuations based on management’s judgment. Changes in the valuations do not affect our reported income or cash flows, but impact shareholders’ equity and, accordingly, book value per share.

We account for our securities under EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” as amended by FASB Staff Position EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” or EITF 99-20. Under EITF 99-20, income is recognized using a level yield with any purchase premium or discount accreted through income over the life of the security. This yield is calculated using cash flows expected to be collected which are based on a number of assumptions on the underlying loans. Examples include, among other things, the rate and timing of principal payments, including prepayments, repurchases, defaults and liquidations, the pass-through or coupon rate and interest rates. Additional factors that may affect our reported interest income on our securities include interest payment shortfalls due to delinquencies on the underlying mortgage loans and the timing and magnitude of credit losses on the mortgage loans underlying the securities that are impacted by, among other things, the general condition of the real estate market, including competition for tenants and their related credit quality, and changes in market rental rates. These uncertainties and contingencies are difficult to predict and are subject to future events that may alter the assumptions.

Further, under the guidance of EITF 99-20, when, based on current information and events, there has been an adverse change in cash flows expected to be collected from those originally estimated, an other-than-temporary impairment is deemed to have occurred. A change in expected cash flows is considered adverse under the guidance of EITF 99-20 if the present value of the revised cash flows (taking into consideration both the timing and amount of cash flows expected to be collected) discounted using the current yield is less than the present value of the originally estimated remaining cash flows, adjusted for cash receipts during the intervening period. Under the guidance of FSP FAS 115-2, as defined below, should an other-than-temporary impairment be deemed to have occurred, the security is written down to fair value. The total other-than-temporary impairment is bifurcated into (i) the amount related to credit losses, and (ii) the amount related to all other factors. The portion of the other-than-temporary impairment related to credit losses is calculated by comparing the amortized cost of the security to the present value of cash flows expected to be collected, discounted at the security’s current yield, and is recognized through earnings on the consolidated statement of operations. The portion of the other-than-temporary impairment related to all other factors is recognized as a component of other comprehensive income/(loss) on the consolidated balance sheet. Other-than-temporary impairments recognized through earnings are accreted back to the amortized cost basis of the security through interest income, while amounts recognized through other comprehensive loss are amortized over the life of the security with no impact on earnings.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

From time to time we purchase securities and other investments in which we have a level of control over the issuing entity; we refer to these investments as controlling class investments. The presentation of controlling class investments in our consolidated financial statements is governed in part by FIN 46(R), which could require that certain controlling class investments be presented on a consolidated basis. Based upon the specific circumstances of certain of our securities that are controlling class investments and our interpretation of FIN 46(R), specifically the exemption for qualifying special purpose entities as defined under FASB Statement of Financial Accounting Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” or FAS 140, we have concluded that the entities that have issued the controlling class investments should not be presented on a consolidated basis. In 2008, the FASB issued Staff Position No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” or FSP 140-4, which requires additional disclosures for certain of our investments effective as of December 15, 2008. These disclosures are included in Note 3 to the consolidated financial statements.

Loans Receivable, Provision for Possible Credit Losses, Loans Held-for-Sale and Related Allowance
We purchase and originate commercial real estate debt and related instruments, or Loans, generally to be held as long-term investments at amortized cost. Management must periodically evaluate each of these Loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the Loan. If a Loan were determined to be permanently impaired, we would write down the Loan through a charge to the provision for possible credit losses. Given the nature of our Loan portfolio and the underlying commercial real estate collateral, significant judgment on the part of management is required in determining permanent impairment and the resulting charge to the provision, which includes but is not limited to, making assumptions regarding the value of the real estate that secures the loan. Each Loan in our portfolio is evaluated at least quarterly using our loan risk rating system which considers loan-to-value, debt yield, cash flow stability, exit plan, loan sponsorship, loan structure and other factors deemed necessary by management to assess the likelihood of delinquency or default. If we believe there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our Loan, and a provision is recorded taking into consideration both the likelihood of delinquency or default and the estimated value of the underlying collateral. Actual losses, if any, could ultimately differ from these estimates.

Loans held-for-sale are carried at the lower of our amortized cost basis and fair value. A reduction in fair value of loans held-for-sale is recorded as a charge to the Company’s consolidated statement of operations as a valuation allowance on loans held-for-sale.

Deferred Financing Costs
The deferred financing costs which are included in prepaid expenses and other assets on our consolidated balance sheets include issuance costs related to our debt obligations and are amortized using the effective interest method or a method that approximates the effective interest method.

Repurchase Obligations
In certain circumstances, we have financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty. We currently record these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under any repurchase agreement recorded as a liability on our consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated statements of operations. In February 2008, the FASB issued FASB Staff Position 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” or FSP 140-3, which provides guidance on accounting for transfers of financial assets and repurchase financings. FSP 140-3 presumes that an initial transfer of a financial asset and a repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under FAS 140. If the linked transaction does not meet the requirements for sale accounting, the linked transaction shall generally be accounted for as a forward contract, as opposed to the current presentation, where the purchased asset and the repurchase liability are reflected separately on the balance sheet.

FSP 140-3 is effective on a prospective basis for fiscal years beginning after November 15, 2008, with earlier application not permitted. Given that FSP 140-3 is to be applied prospectively, our adoption of FSP 140-3 on January 1, 2009 did not have a material impact on our consolidated financial statements with respect to our existing transactions. New transactions entered into subsequently, which are subject to FSP 140-3, may be presented differently on our consolidated financial statements.

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

To determine the fair value of interest rate derivative financial instruments, we use a third party derivative specialist to assist us in periodically valuing our interests.

Income Taxes
Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income. Management believes that we operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, we do not expect to pay substantial corporate level taxes (other than taxes payable by our taxable REIT subsidiaries which are accounted for in accordance with FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or FAS 109). Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we may be subject to federal, state and local income tax on current and past income, and we may also be subject to penalties.

In September 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109,” or FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

Comprehensive Income / (Loss)
We comply with the provisions of the FASB Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” or FAS 130, in reporting comprehensive income and its components in the full set of general purpose financial statements. Total comprehensive loss was ($75.6) million and ($2.8) million, for the three months ended March 31, 2009 and 2008, respectively. The primary components of comprehensive loss other than net income/(loss) are the unrealized gains/(losses) on derivative financial instruments and the component of other-than-temporary impairments on securities recognized in other comprehensive income/(loss). As of March 31, 2009, accumulated other comprehensive loss was ($45.7) million, comprised of net unrealized gains on securities previously classified as available-for-sale of $6.2 million, other-than-temporary impairments on securities of ($7.9) million, net unrealized losses on cash flow swaps of ($44.4) million, and $300,000 of net deferred realized gains on the settlement of cash flow swaps.

Earnings per Share of Common Stock
Earnings per share of common stock are presented based on the requirements of the FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share,” or FAS 128. Basic EPS is computed based on the net earnings allocable to common stock and stock units divided by the weighted average number of shares of common stock and stock units outstanding during the period. Diluted EPS is based on the net earnings allocable to common stock and stock units, divided by the weighted average number of shares of common stock and stock units and potentially dilutive common stock options and warrants.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may ultimately differ from those estimates.

Segment Reporting
We operate in two reportable segments. We have an internal information system that produces performance and asset data for the two segments along service lines.

The “Balance Sheet Investment” segment includes our portfolio of interest earning assets (including our co-investments in investment management vehicles) and the financing thereof.

The “Investment Management” segment includes the investment management activities of our wholly-owned investment management subsidiary, CT Investment Management Co. LLC, or CTIMCO, and its subsidiaries. CTIMCO is a taxable REIT subsidiary and serves as the investment manager of Capital Trust, Inc., all of our investment management vehicles and all of our CDOs, and serves as senior servicer and special servicer on certain of our investments and for third parties.

Goodwill
Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired. Under the guidance of FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or FAS 142, goodwill is reviewed, at least annually, in the fourth quarter to determine if there is an impairment at a reporting unit level, or more frequently if an indication of impairment exists. No impairment charges for goodwill were recorded during the three months ended March 31, 2009 or the year ended December 31, 2008.

Fair Value of Financial Instruments
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Specifically, FAS 157 defines fair value based on exit price, or the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Our assets and liabilities which are measured at fair value are indicated as such in the respective notes to the consolidated financial statements, and are discussed in Note 16 to the consolidated financial statements

Recent Accounting Pronouncements
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” or FAS 161. The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the disclosure requirements in FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. FAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of FAS 161 on January 1, 2009, did not have a material impact on our consolidated financial statements. The required disclosures are included in Note 11 to the consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or FSP EITF 03-6-1. Under the guidance of FSP EITF 03-6-1, unvested share-based awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and shall be included in the computation of earnings-per-share, or EPS, pursuant to the two-class method. FSP EITF 03-6-1 was effective for fiscal years and interim periods beginning after December 15, 2008, with the requirement that any prior-period EPS presented in future consolidated financial statements be adjusted retrospectively to conform to current guidance. We currently present and have historically presented EPS based on both restricted and unrestricted shares of our class A common stock. Accordingly, the adoption of FSP EITF 03-6-1 as of January 1, 2009 did not have a material impact on our consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

In April 2009, the FASB issued three concurrent Staff Positions, which included: (i) Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115-2, (ii) Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for an Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP FAS 157-4, and (iii) Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments, or FSP FAS 107-1. All three of these FASB Staff Positions are effective for periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 115-2, FSP FAS 157-4 and FSP FAS 107-1 is required to occur concurrently. Accordingly, the Company adopted all three of these standards as of January 1, 2009.

As discussed above, FSP FAS 115-2 provides additional guidance for other-than-temporary impairments on debt securities. In addition to existing guidance, under FSP FAS 115-2, an other-than-temporary impairment is deemed to exist if an entity does not expect to recover the entire amortized cost basis of a security. As discussed above, FSP FAS 115-2 provides for the bifurcation of other-than-temporary impairments into (i) amounts related to credit losses which are recognized through earnings, and (ii) amounts related to all other factors which are recognized as a component of other comprehensive income. Further, FSP FAS 115-2 requires certain disclosures for securities, which are included in Note 3 to the consolidated financial statements. The adoption of FSP FAS 115-2 required a reassessment of all securities which were other-than-temporarily impaired as of January 1, 2009, the date of adoption, and resulted in a $2.2 million reclassification from the beginning balance of retained deficit to accumulated other comprehensive loss on the consolidated balance sheet.

FSP FAS 157-4 provides additional guidance for fair value measures under FAS 157 in determining if the market for an asset or liability is inactive and, accordingly, if quoted market prices may not be indicative of fair value. The adoption of FSP FAS 157-4 did not have a material impact on our consolidated financial statements.

FSP FAS 107-1 extends the existing disclosure requirements related to the fair value of financial instruments to interim periods in addition to annual financial statements. The adoption of FSP FAS 107-1 did not have a material impact on our consolidated financial statements. The disclosure requirements under FSP FAS 107-1 are included in Note 16 to the consolidated financial statements.

3.    Securities

Activity relating to our securities portfolio for the three months ended March 31, 2009 was as follows (in thousands):

		Other-Than-
	Gross Book	Temporary	Net Book
	Value	Impairment	Value
December 31, 2008	$854,454	($2,243)	$852,211
Principal paydowns	(3,866)	—	(3,866)
Discount/premium amortization & other (1)	630	—	630
Other-than-temporary impairments	—	(14,646)	(14,646)
March 31, 2009	$851,218	($16,889)	$834,329

(1)	Includes mark-to-market adjustments on any available for sale securities, the impact of premium and discount amortization and losses, if any.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details overall statistics for our securities portfolio as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Number of securities	77	77
Number of issues	55	55
Rating (1)(2)	BB	BB
Coupon (1)(3)	6.23%	6.23%
Yield (1)(3)	6.75%	6.87%
Life (years) (1)(4)	4.3	4.6

(1)	Represents a weighted average as of March 31, 2009 and December 31, 2008, respectively.
(2)
Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security and exclude $37.9 million face value ($33.7 million book value) of unrated equity investments in collateralized debt obligations.

(3)
Calculations based on LIBOR of 0.50% and 0.44% as of March 31, 2009 and December 31, 2008, respectively. For $37.9 million face value ($33.7 million book value) of securities, calculations use an effective rate based on cash received.

(4)	Weighted average life is based on the timing and amount of future expected principal payments through the maturity of each respective investment assuming all extension options are executed.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The tables below detail the ratings, vintage, property type and geographic distribution of the collateral underlying our securities as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009		December 31, 2008
Ratings	Book Value	Percentage	Book Value	Percentage
AAA	$163,099	20%	$163,263	19%
AA	24,871	3	24,879	3
A	154,494	19	157,705	19
BBB	182,099	21	205,991	23
BB	123,093	15	142,033	17
B	37,836	5	62,860	7
CCC	70,908	8	4,488	1
CC	2,531	—	5,144	1
D	41,715	5	48,376	6
NR	33,683	4	37,472	4
Total	$834,329	100%	$852,211	100%

Vintage	Book Value	Percentage	Book Value	Percentage
2007	$104,721	13%	$110,421	13%
2006	48,921	6	48,897	6
2005	62,067	7	62,012	7
2004	85,152	10	88,159	10
2003	29,792	4	29,725	3
2002	20,097	2	19,954	2
2001	19,039	2	19,105	2
2000	38,410	5	40,602	5
1999	30,297	4	30,320	4
1998	303,318	36	303,875	36
1997	67,664	8	73,356	9
1996	24,851	3	25,785	3
Total	$834,329	100%	$852,211	100%

Property Type	Book Value	Percentage	Book Value	Percentage
Retail	$263,280	32%	$271,067	32%
Office	175,685	21	190,975	22
Hotel	151,292	18	137,062	16
Multifamily	95,349	11	95,448	11
Other	63,423	8	68,743	9
Healthcare	41,929	5	44,251	5
Industrial	43,371	5	44,665	5
Total	834,329	100%	852,211	100%

Geographic Location	Book Value	Percentage	Book Value	Percentage
Southeast	$214,507	26%	$232,391	27%
Northeast	211,349	25	195,674	23
West	149,817	18	145,043	17
Southwest	124,353	15	128,389	15
Midwest	102,363	12	115,845	14
Northwest	17,620	2	19,410	2
Other	14,320	2	15,459	2
Total	$834,329	100%	$852,211	100%

As detailed in Note 2, on August 4, 2005, pursuant to the provisions of FAS 115, we changed the accounting classification of our then portfolio of securities from available-for-sale to held-to-maturity. While we typically account for the securities in our portfolio on a held-to-maturity basis, under certain circumstances we will account for securities on an available-for-sale basis. As of both March 31, 2009 and December 31, 2008, we had no securities classified as available-for-sale. As defined in FSP FAS 115-2, the amortized cost basis of our securities excludes from book value (i) amounts related to mark-to-market adjustments on available-for-sale securities and (ii) the portion of other-than-temporary impairments not related to credit losses. The amortized cost basis of our securities portfolio was $836.0 million as of March 31, 2009.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Quarterly, we reevaluate our securities portfolio to determine if there has been an other-than-temporary impairment based upon expected future cash flows. As a result of this evaluation, under the guidance of EITF 99-20, we believe that there has been an adverse change in expected cash flows for six of the securities in our portfolio and, therefore, recognized an aggregate gross other-than-temporary impairment of $14.6 million as of March 31, 2009. Of this total other-than-temporary impairment, $9.0 million is related to credit losses, as defined under FSP FAS 115-2, and has been recorded through earnings, and $5.6 million is related to other factors and has been recorded as a component of other comprehensive income on our consolidated balance sheet with no impact on earnings.

To determine the component of the gross other-than-temporary impairment related to credit losses, we compared the amortized cost basis of each other-than-temporarily impaired security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. Significant judgment of management is required in this analysis that includes, but is not limited to, assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans. Other factors considered in determining the component of other-than-temporary impairments related to credit losses include current subordination levels at both the individual loans which serve as collateral under our securities and at the securities themselves, and the current unamortized discounts or premiums on our securities.

The following table summarizes activity related to the amount of other-than-temporary impairments related to credit losses during the three months ended March 31, 2009:

	Gross Other-Than-Temporary Impairments	Other-Than-Temporary Impairments Included in Other Comprehensive Income	Net Other-Than-Temporary Impairments Included in Earnings
December 31, 2008	$2,243	$—	$2,243
Impact of change in accounting principle (1)	—	2,243	(2,243)
Additions due to change in expected cash flows	14,646	5,624	9,022
March 31, 2009	$16,889	$7,867	$9,022

(1)
Represents a reclassification to other comprehensive income of other-than-temporary impairments on securities which were previously recorded in earnings. As discussed in Note 2, upon adoption of FSP FAS 115-2 these impairments were reassessed and determined to be related to factors other than credit losses.

Certain of our securities are carried at values in excess of their market values. This difference can be caused by, among other things, changes in interest rates, changes in credit spreads, realized/unrealized losses in the underlying securities and general market conditions. As of March 31, 2008, 67 securities with an aggregate carrying value of $783.4 million were carried at values in excess of their market values. Market value for these securities was $480.1 million as of March 31, 2009. In total, we had 77 investments in securities with an aggregate carrying value of $834.3 million that have an estimated market value of $538.4 million (this valuation does not include the value of interest rate swaps entered into in conjunction with the purchase/financing of these investments). We determine fair values using third party dealer assessments of value, supplemented in certain cases with our own internal estimations of fair value. We regularly examine our securities portfolio and have determined that, despite these changes in fair value, our expectations of future cash flows have only changed adversely for six securities in our portfolio since our last financial report. As noted above, we have therefore recognized an aggregate other-than-temporary impairment of $14.6 million for these assets.

Our estimation of cash flows expected to be generated by our securities portfolio is based upon an internal review of the underlying mortgage loans securing our investments both on an absolute basis and compared to our initial underwriting for each investment. Our efforts are supplemented by third party research reports, third party market assessments and our dialogue with market participants. Our assessment of cash flows combined with our ability and intent to hold our securities to maturity (at which point we expect to recover book value plus amortized discounts/premiums, which may be at maturity), is the basis for our conclusion that these investments are not impaired despite the differences between estimated fair value and book value. We attribute the difference between book value and estimated fair value to the current market dislocation and a general negative bias against structured financial products such as CMBS and CDOs.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table shows the gross unrealized losses and fair value of our securities with unrealized losses as of March 31, 2009 that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		Greater Than 12 Months		Total

	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Book Value (1)
Floating Rate	$—	$—	$62.1	($103.9)	$62.1	($103.9)	$166.0
Fixed Rate	128.1	(11.4)	289.9	(188.0)	418.0	(199.4)	617.4
Total	$128.1	($11.4)	$352.0	($291.9)	$480.1	($303.3)	$783.4

(1)	Excludes $50.9 million of securities which were carried at or below fair value as of March 31, 2009.

Our securities portfolio includes investments in three entities that are, or could potentially be construed to be, variable interest entities, or VIEs, as defined in FIN 46(R). In each of these three cases, we own less than 50% of the variable interest, are not the primary beneficiary as defined in FIN 46(R) and, therefore, do not consolidate the operations of the entity in our consolidated financial statements. As of March 31, 2009, the aggregate carrying value of these three assets recorded as part of our securities portfolio on our balance sheet was $70.1 million. These entities have direct and synthetic exposure to real estate debt and securities in the aggregate amount of $1.7 billion that is financed by the issuance of CDOs to third parties. We have limited involvement in the operation of these entities and have not provided, nor are obligated to provide any financial support to any of these entities. One of the above mentioned three entities was sponsored by us.

4.    Loans Receivable, net

Activity relating to our loans receivable for the three months ended March 31, 2009 was as follows (in thousands):

	Gross Book Value	Provision for Possible Credit Losses	Net Book Value
December 31, 2008	$1,848,909	($57,577)	$1,791,332
Additional fundings (1)	4,008	—	4,008
Satisfactions (2)	(2,370)	—	(2,370)
Principal paydowns	(5,757)	—	(5,757)
Discount/premium amortization & other (3)	440	—	440
Provision for possible credit losses	—	(58,763)	(58,763)
Reclassification to loans held-for-sale	(40,362)	—	(40,362)
March 31, 2009	$1,804,868	($116,340)	$1,688,528

(1)	Additional fundings includes capitalized interest of $497,000 for the three months ended March 31, 2009.
(2)	Includes final maturities and full repayments.
(3)	Includes the impact of premium and discount amortization and losses, if any.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details overall statistics for our loans receivable portfolio as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Number of investments	69	73
Coupon (1)(2)	3.93%	3.90%
Yield (1)(2)	4.06%	4.09%
Maturity (years) (1)(3)	2.8	3.3

(1)	Represents a weighted average as of March 31, 2009 and December 31, 2008, respectively.
(2)	Calculations based on LIBOR of 0.50% as of March 31, 2009 and LIBOR of 0.44% as of December 31, 2008.
(3)	Represents the maturity of the investment assuming all extension options are executed.

The tables below detail the property type and geographic distribution of the properties securing our loans receivable as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009		December 31, 2008
Property Type	Book Value	Percentage	Book Value	Percentage
Office	$610,625	36%	$661,761	37%
Hotel	682,471	40	688,332	38
Healthcare	147,404	10	147,397	8
Multifamily	109,135	6	123,492	7
Retail	39,981	2	42,385	4
Other	98,912	6	127,965	6
Total	$1,688,528	100%	$1,791,332	100%

Geographic Location	Book Value	Percentage	Book Value	Percentage
Northeast	$522,261	31%	$560,071	31%
Southeast	354,829	21	387,500	22
Southwest	284,370	17	295,490	16
West	218,387	13	235,386	13
Northwest	90,682	5	91,600	5
Midwest	28,310	2	28,408	2
International	122,392	7	122,387	7
Diversified	67,297	4	70,490	4
Total	$1,688,528	100%	$1,791,332	100%

Quarterly, management reevaluates the provision for possible credit losses based upon our current portfolio of loans. Each loan in our portfolio is evaluated using our loan risk rating system which considers loan-to-value, debt yield, cash flow stability, exit plan, loan sponsorship, loan structure and other factors necessary to, among other things, assess the likelihood of delinquency or default. If we believe that there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our loan, and a provision is recorded taking into consideration both the likelihood of delinquency or default and the estimated value of the underlying collateral.

As of March 31, 2009, we had provisions for possible credit losses on 10 loans with an aggregate net book value of $46.8 million ($163.1 million principal balance, net of a $116.3 million provision). These include three loans with an aggregate principal balance of $57.3 million which are current in their interest payments, against which we have recorded a $31.7 million provision, as well as seven loans which are delinquent on contractual payments with an aggregate principal balance of $105.8 million, against which we have recorded an $84.6 million provision.

In some cases our loan originations are not fully funded at closing, creating an obligation for us to make future fundings, which we refer to as Unfunded Loan Commitments. Typically, Unfunded Loan Commitments are part of construction and transitional loans. As of March 31, 2009, our eight Unfunded Loan Commitments totaled $19.7 million. Of the total Unfunded Loan Commitments, $12.8 million will only be funded when and/or if the borrower meets certain performance hurdles with respect to the underlying collateral. As of March 31, 2009, $5.6 million of the Unfunded Loan Commitments relates to a loan classified as held-for-sale, as described in Note 5.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

5.    Loans Held-for-Sale, net

As of March 31, 2009, we had two loans with an aggregate gross carrying value of $40.4 million and a net carrying value of $30.0 million classified as held-for-sale. One of these loans is classified as held-for-sale as a result of our entering into a satisfaction, termination and release agreement with Lehman Brothers on April 6, 2009, as described in Note 20. We are currently in discussions with the borrower under the other loan to settle their obligation at a discount and, accordingly, that loan is classified as held-for-sale.

As of December 31, 2008, we had four loans with an aggregate gross carrying value of $140.4 million and a net carrying value of $92.2 million classified as held-for-sale. These loans served as collateral under our repurchase agreements with UBS and Goldman Sachs and were classified as held-for-sale at that time due to the termination of these agreements during the first quarter of 2009, as described in Note 9. Following the consummation of the transactions with UBS and Goldman Sachs, all of the loans previously classified as held-for-sale were transferred to the respective lender.

The following table details overall statistics for our loans held-for-sale as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Number of investments	2	4
Coupon (1)(2)(3)	7.19%	2.54%
Yield (1)(2)(3)	8.75%	2.62%
Maturity (years) (1)(4)	5.7	3.2

(1)	Represents a weighted average as of March 31, 2009 and December 31, 2008 based on gross carrying value, before any valuation allowance.
(2)	Calculations based on LIBOR of 0.50% as of March 31, 2009 and LIBOR of 0.44% as of December 31, 2008.
(3)	Includes one loan which bears interest at a fixed rate of 8.4% per annum and one loan which bears interest at LIBOR + 4.5% per annum as of March 31, 2009.
(4)	Represents the maturity of the investment assuming all extension options are executed, and does not give effect to known sales or transfers subsequent to the balance sheet date.

Loans held-for-sale are carried at the lower of our amortized cost basis and fair value. As of March 31, 2009, we recorded a valuation allowance of $10.4 million against these loans. We determined the valuation allowance on loans held-for-sale based upon the transactions which have occurred subsequent to March 31, 2009, as described in Note 20, and those expected to occur in the near future.

6.    Real Estate Held-for-Sale

In 2008, the Company and its co-lender foreclosed on a loan secured by a multifamily property, and took title to the collateral securing the original loan. At the time the foreclosure occurred, the loan had a book balance of $11.9 million which was reclassified as Real estate held-for-sale (also referred to as Real Estate Owned) on our consolidated balance sheet as of December 31, 2008 to reflect our ownership interest in the property. Since that time, we have received $564,000 of accumulated cash from the property, which has been recorded as a reduction to our basis in the asset. We have recorded an aggregate $3.3 million impairment since the time of foreclosure to reflect the property at fair value as of March 31, 2009.

7.    Equity Investment in Unconsolidated Subsidiaries

Our equity investments in unconsolidated subsidiaries consist primarily of our co-investments in investment management vehicles that we sponsor and manage. As of March 31, 2009, we had co-investments in two such vehicles, Fund III, in which we have a 4.7% investment, and CTOPI, in which we have a 4.6% investment. In addition to our co-investments, we record capitalized costs associated with these vehicles in equity investments in unconsolidated subsidiaries.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Activity relating to our equity investment in unconsolidated subsidiaries for the three months ended March 31, 2009 was as follows (in thousands):

	Fund III	CTOPI	Other	Total
December 31, 2008	$597	$1,782	$4	$2,383
Contributions	—	2,314	—	2,314
Loss from equity investments	(206)	(1,560)	—	(1,766)
March 31, 2009	$391	$2,536	$4	$2,931

In accordance with the management agreements with Fund III and CTOPI, CTIMCO may earn incentive compensation when certain returns are achieved for the shareholders/partners of Fund III and CTOPI, which will be accrued if and when earned, and when all contingencies have been eliminated. In the event that additional capital calls are made at Fund III, we may be required to refund some or all of the incentive compensation previously received.

8.     Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Deferred financing costs, net	$7,201	$8,342
Common equity - CT Preferred Trust(s)	678	3,875
Goodwill	2,235	2,235
Prepaid rent/security deposit	929	928
Prepaid expenses	650	1,044
Deposits and other receivables	485	1,422
Other assets	311	523
	$12,489	$18,369

Deferred financing costs include costs related to our debt obligations and are amortized using the effective interest method or a method that approximates the effective interest method, as applicable, over the life of the related debt obligations. As of March 31, 2009, deferred financing costs were $7.2 million, net of accumulated amortization.

Our ownership interests in CT Preferred Trust I and CT Preferred Trust II, the statutory trust issuers of our legacy trust preferred securities backed by our junior subordinated notes, are accounted for using the equity method due to our determination that they are variable interest entities in which we are not the primary beneficiary under FIN 46(R). In connection with the debt restructuring described in Note 9, we eliminated 100% of our ownership interest in CT Preferred Trust I, as well as the majority of our common equity interests in CT Preferred Trust II.

In June 2007, we purchased a healthcare loan origination platform for $2.6 million ($1.9 million in cash and $700,000 in common stock) and recorded $2.2 million of goodwill in connection with the acquisition. In December 2008, we transferred the ownership interest in the healthcare loan origination platform back to its original owners. Under the guidance of FAS 142, we assess goodwill for impairment at least annually unless events occur which otherwise require consideration for impairment at an interim date. No impairment charges for goodwill were recorded during the three months ended March 31, 2009 or the year ended December 31, 2008.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

9.     Debt Obligations

As of March 31, 2009 and December 31, 2008, we had $1.9 billion and $2.1 billion of total debt outstanding, respectively. The balances of each category of debt, their respective coupons and all-in effective costs, including the amortization of fees and expenses were as follows (in thousands):

	March 31,	March 31,	December 31,
	2009	2009	2008	March 31, 2009

Debt Obligation	Principal Balance	Book Balance	Book Balance	Coupon(1)	All-In Cost(1)		Maturity Date(2)

Repurchase obligations and secured debt
JP Morgan(3)	$323,784	$323,246	$336,271	1.99%	2.05%		March 15, 2011
Morgan Stanley(4)	175,458	175,175	182,937	2.39	2.41		March 15, 2011
Citigroup(5)	44,518	44,419	63,830	1.85	2.18		March 15, 2011
Lehman Brothers(6)	18,014	18,014	18,014	2.00	2.00		June 11, 2013
Goldman Sachs	—	—	88,282	—	—		—
UBS	—	—	9,720	—	—		—
Total repurchase obligations and secured debt	561,774	560,854	699,054	2.10	2.17		April 10, 2011

Collateralized debt obligations (CDOs)
CDO I	249,437	249,437	252,045	1.12	1.54		February 23, 2012
CDO II	296,061	296,061	298,913	1.00	1.24		May 3, 2012
CDO III	255,612	257,063	257,515	5.22	5.24		January 12, 2013
CDO IV(7)	339,536	339,536	347,562	1.11	1.21		October 23, 2012
Total CDOs	1,140,646	1,142,097	1,156,035	2.00	2.18		August 4, 2012
Senior unsecured credit facility - WestLB	100,000	100,000	100,000	3.50	3.50		March 15, 2011
Junior subordinated notes - A (8)(10)	118,594	103,284	—	1.00	4.28		April 30, 2036
Junior subordinated notes - B (9)(10)	22,553	22,553	128,875	7.03	7.14		April 30, 2037
Total/Weighted Average	$1,943,567	$1,928,788	$2,083,964	2.11%	3.71	% (11)	September 11, 2013

(1)	Floating rate debt obligations assume LIBOR at March 31, 2009 of 0.50%.
(2)
Maturity dates for our repurchase obligations with JP Morgan, Morgan Stanley and Citigroup, and our senior unsecured credit facility, assume we meet the necessary conditions to exercise our one year extension option. Maturity dates for our CDOs represent a weighted average of expected principal repayments to the respective bondholders.

(3)
As of March 31, 2009, loans and securities with an aggregate principal balance of $563.0 million and a carrying value of $575.9 million were pledged as collateral under this facility, which resulted in an amount at risk (generally carrying value of collateral less carrying value of debt) of $267.7 million.

(4)
As of March 31, 2009, loans and securities with an aggregate principal balance of $411.5 million and a carrying value of $365.0 million were pledged as collateral under this facility, which resulted in an amount at risk (generally carrying value of collateral less carrying value of debt) of $189.8 million.

(5)
As of March 31, 2009, loans and securities with an aggregate principal balance of $77.6 million and a carrying value of $74.8 million were pledged as collateral under this facility, which resulted in an amount at risk (generally carrying value of collateral less carrying value of debt) of $30.4 million.

(6)	Our loan agreement with Lehman Brothers was terminated on April 6, 2009.
(7)	Comprised of $326 million of floating rate notes sold and $14 million of fixed rate notes sold at March 31, 2009.
(8)
Represents the junior subordinated notes issued on March 16, 2009 as part of our debt restructuring. The coupon will remain at 1.00% per annum through April 29, 2012, increase to 7.23% per annum for the period from April 30, 2012 through April 29, 2016 and then convert to a variable interest rate of three-month LIBOR + 2.44% per annum through maturity.

(9)	Represents the junior subordinated notes issued on March 29, 2007 that were not included in our debt restructuring on March 16, 2009.
(10)	The junior subordinated notes - A issued on March 16, 2009 are contractually senior to those notes - B issued on March 29, 2007.
(11)	Includes the effective cost of interest rate swaps of 1.28% per annum as of March 31, 2009.

On March 16, 2009, we consummated a restructuring of substantially all of our recourse debt obligations with certain of our secured and unsecured creditors pursuant to the amended terms of our secured credit facilities, our senior unsecured credit agreement and certain of our trust preferred securities.

Repurchase Obligations and Secured Debt

On March 16, 2009, we amended and restructured our secured, recourse credit facilities with: (i) JPMorgan Chase Bank, N.A., JPMorgan Chase Funding Inc. and J.P. Morgan Securities Inc., or collectively JPMorgan, (ii) Morgan Stanley Bank, N.A., or Morgan Stanley, and (iii) Citigroup Financial Products Inc. and Citigroup Global Markets Inc., or collectively Citigroup. We collectively refer to JPMorgan, Morgan Stanley and Citigroup as the participating secured lenders.

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

•
Maturity dates were modified to one year from the March 16, 2009 effective date of each respective agreement, which maturity dates may be extended further for two one-year periods. The first one-year extension option is exercisable by us so long as the outstanding balance as of the first extension date is less than or equal to a certain amount, reflecting a reduction of twenty percent (20%), including the upfront payment described above, of the outstanding principal amount from the date of the amendments, and no other defaults or events of default have occurred and are continuing, or would be caused by such extension. The second one-year extension option is exercisable by each participating secured lender in its sole discretion.

•
We agreed to pay each secured participating lender periodic amortization as follows: (i) mandatory payments, payable monthly in arrears, in an amount equal to sixty-five (65%) (subject to adjustment in the second year) of the net interest income generated by each such lender’s collateral pool, and (ii) one hundred percent (100%) of the principal proceeds received from the repayment of assets in each such lender’s collateral pool. In addition, under the terms of the amendment with Citigroup, we agreed to pay Citigroup an additional quarterly amortization payment equal to the lesser of: (x) Citigroup’s then outstanding senior secured credit facility balance or (y) the product of (i) the total cash paid (including both principal and interest) during the period to our senior unsecured credit facility in excess of an amount equivalent to LIBOR plus 1.75% based upon a $100.0 million facility amount, and (ii) a fraction, the numerator of which is Citigroup’s then outstanding senior secured credit facility balance and the denominator is the total outstanding secured indebtedness of the secured participating lenders.

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

•	prohibit the payment of cash dividends to our common shareholders except to the minimum extent necessary to maintain our REIT status;

•	require us to maintain a minimum amount of liquidity, as defined, of $7.0 million in year one and $5.0 million thereafter;

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

•
trigger an event of default if both our chief executive officer and chief operating officer cease their current employment with us during the term of the agreement and we fail to hire replacements acceptable to the lenders; and

•
trigger an event of default, if any event or condition occurs which causes any obligation or liability of more than $1.0 million to become due prior to its scheduled maturity or any monetary default under our restructured debt obligations if the amount of such obligation is at least $1.0 million.

Pursuant to the restructuring, the interest rates on our secured borrowings remain the same as those previously in effect.

On March 16, 2009, we issued JPMorgan, Morgan Stanley and Citigroup warrants to purchase 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share, which is equal to the closing bid price on the New York Stock Exchange on March 13, 2009. The fair value assigned to these warrants, totaling $940,000, has been recorded as a discount on the related debt obligations with a corresponding increase to additional paid-in capital, and will be accreted as a component of interest expense over the term of each respective facility. The warrants were valued using the Black-Scholes valuation method.

As of March 31, 2009, we had book balances of $323.2 million under our agreement with JP Morgan at an all-in cost of LIBOR plus 1.55%, $175.2 million under our agreement with Morgan Stanley at an all-in cost of LIBOR plus 1.91% and $44.4 million under our agreement with Citigroup at an all-in cost of LIBOR plus 1.68%. These balances reflect the amortization of the warrants issued in conjunction with our debt restructuring described above.

On March 16, 2009, we also entered into an agreement to terminate the master repurchase agreement with Goldman Sachs, pursuant to which we satisfied the indebtedness due under this Goldman Sachs secured credit facility. Specifically, we: (i) pre-funded certain required advances of approximately $2.4 million under one loan in the collateral pool, (ii) paid Goldman Sachs $2.6 million to effect a full release to us of another loan, and (iii) transferred all of the other assets that served as collateral for Goldman Sachs to Goldman Sachs for a purchase price of $85.7 million as payment in full for the balance remaining under the secured credit facility. Goldman Sachs agreed to release us from any further obligation under the secured credit facility.

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

Subsequent to quarter end, on April 6, 2009, we entered into a satisfaction, termination and release agreement with Lehman Brothers pursuant to which both parties terminated their right, title and interest in, to and under the existing agreement. As of the date of termination, we had an $18.0 million outstanding obligation due under the existing facility, and our recorded book value of the collateral as of March 31, 2009 was $25.9 million. We consented to transfer to Lehman, and Lehman unconditionally accepted, all of our right, title and interest in the collateral, and the termination fully satisfied all of our obligations under the facility.

Senior Unsecured Credit Facility

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

•	increase the cash interest rate under the senior unsecured credit agreement to LIBOR plus 3.00% per annum (from LIBOR plus 1.75%), plus an accrual rate of 7.20% per annum less the cash interest rate;

•
initiate quarterly amortization equal to the greater of: (i) $5.0 million per annum and (ii) 25% of the annual cash flow received from our currently unencumbered collateralized debt obligation interests;

•	pledge our unencumbered collateralized debt obligation interests and provide a negative pledge with respect to certain other assets; and

•	replace all existing financial covenants with substantially identical covenants and default provisions to those described above in the participating secured facilities.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

As of March 31, 2009, we had $100.0 million outstanding under our senior unsecured credit facility at a cost of LIBOR plus 3.00%.

Junior Subordinated Notes

On March 16, 2009, we reached an agreement with Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd., Taberna Preferred Funding VIII, Ltd. and Taberna Preferred Funding IX, Ltd., or collectively Taberna, to issue new junior subordinated notes in exchange for $50.0 million face amount of trust preferred securities issued through our statutory trust subsidiary CT Preferred Trust I held by affiliates of Taberna, which we refer to as the Trust I Securities, and $53.1 million face amount of trust preferred securities issued through our statutory trust subsidiary CT Preferred Trust II held by affiliates of Taberna, which we refer to as the Trust II Securities. We refer to the Trust I Securities and the Trust II Securities together as the Trust Securities. The Trust Securities were backed by and recorded as junior subordinated notes issued by us with terms that mirror the Trust Securities.

Pursuant to the exchange agreement dated March 16, 2009, by and among us and Taberna, we issued $118.6 million aggregate principal amount of new junior subordinated notes due on April 30, 2036 (an amount equal to 115% of the aggregate face amount of the Trust Securities exchanged). The interest rate payable under the new subordinated notes is 1% per annum from March 16, 2009, through and including April 29, 2012, which we refer to as the modification period. After the modification period, the interest rate will revert to a blended rate equal to that which was previously payable under the notes underlying the Trust Securities, a fixed rate of 7.23% per annum through and including April 29, 2016, and thereafter a floating rate, reset quarterly, equal to three-month LIBOR plus 2.44% until maturity. The new junior subordinated notes will be contractually senior to the remaining subordinated notes, will mature on April 30, 2036 and will be freely redeemable by us at par at any time. The new junior subordinated notes contain a covenant that through April 30, 2012, subject to certain exceptions, we may not declare or pay dividends or distributions on, or redeem, purchase or acquire any of our equity interests (other than remaining trust preferred securities not exchanged) except to the extent necessary to maintain our status as a REIT. Except for the foregoing, the new junior subordinated notes contain substantially similar provisions as the Trust Securities.

As part of the agreement with Taberna, we also paid $750,000 to cover third party fees and costs incurred in connection with the exchange transaction.

As of March 31, 2009, we had a principal balance of $141.1 million ($125.8 million book balance) of junior subordinated notes at a cash cost of 1.96%.

Collateralized Debt Obligations

As of March 31, 2009, we had collateralized debt obligations, or CDOs, outstanding from four separate issuances with a total face value of $1.1 billion. Our CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet representing the amortized sales price of the securities we sold to third parties. On a combined basis, our CDOs provide us with $1.1 billion of non-recourse, non-mark-to-market, index matched financing at a weighted average cash cost of 0.53% over the applicable indices (2.00% at March 31, 2009) and a weighted average all-in cost of 0.71% over the applicable indices (2.18% at March 31, 2009). During the first quarter, we received downgrades to 13 classes of our third CDO, CT CDO III, and to 15 classes of our fourth CDO, CT CDO IV.

CDO I and CDO II each have interest coverage and overcollateralization tests, which if breached provide for hyper-amortization of the senior notes sold by a redirection of cash flow that would otherwise have been paid to the subordinate classes, some of which are owned by the Company. If such tests are in breach for six consecutive months, the reinvesting feature of the CDO is suspended. The hyper-amortization would cease once the test is back in compliance. The overcollateralization tests are a function of impairments to the CDO collateral. Furthermore, all four of our CDOs provide for the re-classification of interest proceeds from impaired collateral as principal proceeds. During the first quarter of 2009, we were informed by our CDO trustee of impairments due to rating agency downgrades of certain of the securities which serve as collateral in all of our CDOs. The impairments resulted in a breach of the CDO II overcollateralization test and the reclassification of interest proceeds from certain securities as principal proceeds in all four of our CDOs.

Subsequent to quarter end, additional ratings downgrades on securities combined with non-performing loans which serve as collateral for CDO I resulted in a breach of that CDO’s overcollateralization test. As described above, this breach will cause the redirection of cash flow that would otherwise have been paid to the subordinate classes of the CDO, some of which are owned by the Company.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

10.   Participations Sold

Participations sold represent interests in certain loans that we originated and subsequently sold to CT Large Loan 2006, Inc. (one of our investment management vehicles) and third parties. We present these sold interests as both assets and liabilities (in equal amounts) in conformity with GAAP on the basis that these arrangements do not qualify as sales under FAS 140. As of March 31, 2009, we had five such participations sold with a total book balance of $292.7 million at a weighted average coupon of LIBOR plus 3.27% (3.77% at March 31, 2009) and a weighted average yield of LIBOR plus 3.28% (3.78% at March 31, 2009). The income earned on the loans is recorded as interest income and an identical amount is recorded as interest expense on the consolidated statements of operations.

As of December 31, 2008, we had five such participations sold with a total book balance of $292.7 million at a weighted average coupon of LIBOR plus 3.27% (3.71% at December 31, 2008) and a weighted average yield of LIBOR plus 3.27% (3.71% at December 31, 2008).

11.   Derivative Financial Instruments

To manage interest rate risk, we typically employ interest rate swaps, or other arrangements, to convert a portion of our floating rate debt to fixed rate debt in order to index match our assets and liabilities. The interest rate swaps that we employ are designated as cash flow hedges and are designed to hedge fixed rate assets against floating rate liabilities. Under cash flow hedges we pay our hedge counterparties a fixed rate amount and our counterparties pay us a floating rate amount, which are settled monthly, and recorded as a component of interest expense. Our counterparties in these transactions are financial institutions and we are dependent upon the health of these counterparties and a functioning interest rate derivative market in order to effectively execute our hedging strategy.

The following table summarizes the notional and fair values of our derivative financial instruments as of March 31, 2009. The notional value provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk (in thousands):

Hedge	Type	Counterparty	Notional Amount	Interest Rate	Maturity	Fair Value
Swap	Cash Flow Hedge	Swiss RE Financial	$271,858	5.10%	2015	($28,718)
Swap	Cash Flow Hedge	Bank of America	73,565	4.58%	2014	(4,251)
Swap	Cash Flow Hedge	Morgan Stanley	18,359	3.95%	2011	(1,043)
Swap	Cash Flow Hedge	JP Morgan Chase	18,047	5.14%	2014	(2,738)
Swap	Cash Flow Hedge	JP Morgan Chase	16,894	4.83%	2014	(2,413)
Swap	Cash Flow Hedge	JP Morgan Chase	16,377	5.52%	2018	(3,539)
Swap	Cash Flow Hedge	JP Morgan Chase	12,310	5.02%	2009	(173)
Swap	Cash Flow Hedge	Bank of America	11,054	5.05%	2016	(1,317)
Swap	Cash Flow Hedge	JP Morgan Chase	7,062	5.11%	2016	1,154
Swap	Cash Flow Hedge	Bank of America	5,104	4.12%	2016	(411)
Swap	Cash Flow Hedge	JP Morgan Chase	3,283	5.45%	2015	(622)
Swap	Cash Flow Hedge	JP Morgan Chase	2,849	5.08%	2011	(227)
Swap	Cash Flow Hedge	Morgan Stanley	780	5.31%	2011	(57)
Total/Weighted Average			$457,542	4.96%	2015	($44,355)

As of March 31, 2009, we were party to 13 interest rate swaps with a combined notional value of $457.5 million. During the three months ended March 31, 2009, we did not enter into any new derivative financial instrument contracts.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The table below shows the fair values and balance sheet location of our interest rate hedges as of March 31, 2009 and December 31, 2008 (in thousands):

		March 31, 2009		December 31, 2008
Hedge	Type	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Swap	Cash Flow Hedge	($28,718)	Interest rate hedge liabilities	($29,383)	Interest rate hedge liabilities
Swap	Cash Flow Hedge	(4,251)	Interest rate hedge liabilities	(4,526)	Interest rate hedge liabilities
Swap	Cash Flow Hedge	(1,043)	Interest rate hedge liabilities	(1,053)	Interest rate hedge liabilities
Swap	Cash Flow Hedge	(2,738)	Interest rate hedge liabilities	(2,867)	Interest rate hedge liabilities
Swap	Cash Flow Hedge	(2,413)	Interest rate hedge liabilities	(2,550)	Interest rate hedge liabilities
Swap	Cash Flow Hedge	(3,539)	Interest rate hedge liabilities	(3,827)	Interest rate hedge liabilities
Swap	Cash Flow Hedge	(173)	Interest rate hedge liabilities	(302)	Interest rate hedge liabilities
Swap	Cash Flow Hedge	(1,317)	Interest rate hedge liabilities	(1,366)	Interest rate hedge liabilities
Swap	Cash Flow Hedge	1,154	Interest rate hedge assets	(706)	Interest rate hedge liabilities
Swap	Cash Flow Hedge	(411)	Interest rate hedge liabilities	(430)	Interest rate hedge liabilities
Swap	Cash Flow Hedge	(622)	Interest rate hedge liabilities	(663)	Interest rate hedge liabilities
Swap	Cash Flow Hedge	(227)	Interest rate hedge liabilities	(241)	Interest rate hedge liabilities
Swap	Cash Flow Hedge	(57)	Interest rate hedge liabilities	(60)	Interest rate hedge liabilities
Total		($44,355)		($47,974)

As of March 31, 2009, the derivative financial instruments were reported at their fair value of $1.2 million as interest rate hedge assets and $45.5 million as interest rate hedge liabilities.

The table below shows amounts recorded to other comprehensive income and amounts recorded to interest expense from other comprehensive income for the three months ended March 31, 2009 and 2008 (in thousands):

	Amount of gain (loss)		Amount of loss
	recognized in OCI		reclassified from OCI to income
	for the three months ended		for the three months ended(1)
Income Statement
Hedge	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008	Location
Interest rate swaps	$ 3,618	$ (16,961)	$ (5,202)	$ (1,511)	Interest expense

(1)	Represents net amounts paid to swap counterparties during the period, which are included in interest expense, offset by an immaterial amount of non-cash swap amortization.

All of our hedges were classified as highly effective for all of the periods presented, and over the next twelve months we expect approximately $17.1 million to be reclassified from other comprehensive income to interest expense.

Certain of our derivative agreements contain provisions whereby a default on any of our debt obligations could also constitute a default under these derivative obligations. As of March 31, 2009, the fair value of such derivatives in a net liability position related to these agreements was $11.2 million. If we had breached any of these provisions at March 31, 2009, we could have been required to settle our obligations under the agreements at their termination value.

As of March 31, 2009, we were not in default under any of our debt obligations and have not posted any assets as collateral under our derivative agreements.

12.   Shareholders’ Equity

Authorized Capital
We have the authority to issue up to 200,000,000 shares of stock, consisting of (i) 100,000,000 shares of class A common stock and (ii) 100,000,000 shares of preferred stock. The board of directors is generally authorized to issue additional shares of authorized stock without shareholder approval.

Common Stock
Class A common stock are voting shares entitled to vote on all matters presented to a vote of shareholders, except as provided by law or subject to the voting rights of any outstanding preferred stock. Holders of record of shares of class A common stock on the record date fixed by our board of directors are entitled to receive such dividends as may be declared by the board of directors subject to the rights of the holders of any outstanding preferred stock. A total of 22,062,814 shares of common stock were issued and outstanding as of March 31, 2009.

We did not repurchase any of our common stock during the quarter ended March 31, 2009 other than the 4,332 shares we acquired pursuant to elections by incentive plan participants to satisfy tax withholding obligations through the surrender of shares equal in value to the amount of the withholding obligation incurred upon the vesting of restricted stock.

Preferred Stock
We have 100,000,000 shares of preferred stock authorized and have not issued any shares of preferred stock since we repurchased all of the previously issued and outstanding preferred stock in 2001.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Warrants
As discussed in Note 9, in conjunction with our debt restructuring, we issued certain of our secured lenders warrants to purchases an aggregate 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share. The warrants will become exercisable on March 16, 2012 and expire on March 16, 2019, and may be exercised through a cashless exercise. The fair value assigned to these warrants, totaling $940,000, has been recorded as an increase to additional paid-in capital, and will be amortized over the term of the related debt obligations. The warrants were valued using the Black-Scholes valuation method.

Dividends
We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with GAAP) to our shareholders so as to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. If necessary for REIT qualification purposes, we may need to distribute any taxable income remaining after giving effect to the distribution of the final regular quarterly dividend each year, together with the first regular quarterly dividend payment of the following taxable year or, at our discretion, in a separate dividend distributed prior thereto. We refer to these dividends as special dividends. As required by covenants in our restructured debt obligations, our cash dividend distributions are restricted to the minimum amount necessary to maintain our status as a REIT. Moreover, such covenants require us to make any distribution in stock to the extent permitted, taking into consideration the recent Internal Revenue Service ruling, “Revenue Procedure 2008-68,” which allow REITs to distribute up to 90% of their dividends in the form of stock for tax years ending on or before December 31, 2009.

In addition to the foregoing restrictions, our dividend policy remains subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon our taxable income, our financial condition, our maintenance of REIT status and other factors as our board of directors deems relevant. No dividends were declared during the three months ended March 31, 2009.

Earnings Per Share

The following table sets forth the calculation of Basic and Diluted earnings per share, or EPS, based on both restricted and unrestricted class A common stock, for the three months ended March 31, 2009 and 2008 (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic EPS:
Net (loss)/earnings allocable to
common stock	$(73,146)	22,304,887	$(3.28)	$14,773	17,942,649	$0.82
Effect of Dilutive Securities:
Warrants & Options outstanding
for the purchase of common stock	—	—		—	74,764
Diluted EPS:
Net (loss)/earnings per share of
common stock and assumed
conversions	(73,146)	22,304,887	$(3.28)	$14,773	18,017,413	$0.82

As of March 31, 2009, Diluted EPS excludes 170,000 options and 3.5 million warrants which were antidilutive for the period. These instruments could potentially impact Diluted EPS in future periods, depending on changes in our stock price. As of March 31, 2008, Diluted EPS excludes 129,000 options which were similarly antidilutive.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

13.   General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2009 and 2008 consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Personnel costs	$2,790	$3,943
Employee stock based compensation	427	1,004
Restructuring costs	3,139	—
Operating and other costs	697	793
Professional services	1,404	1,161
Total	$8,457	$6,901

14.   Income Taxes

We made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal, state, and local income taxes except for the operations of our taxable REIT subsidiary, CTIMCO. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT, we may be subject to material penalties such as federal, state and local income tax on our taxable income at regular corporate rates. As of March 31, 2009 and December 31, 2008, we were in compliance with all REIT requirements.

In 2009 and 2008, CTIMCO paid no federal taxes and paid small amounts of state and local taxes. During the quarter ended March 31, 2009, CTIMCO received a $408,000 state income tax refund related to a prior year return. As of March 31, 2009, we have net operating losses, or NOLs, available to be carried forward and utilized in future periods.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes.

15.   Employee Benefit and Incentive Plans

We had four benefit plans in effect as of March 31, 2009: (1) the Second Amended and Restated 1997 Long-Term Incentive Stock Plan, or 1997 Employee Plan, (2) the Amended and Restated 1997 Non-Employee Director Stock Plan, or 1997 Director Plan, (3) the Amended and Restated 2004 Long-Term Incentive Plan, or 2004 Plan, and (4) the 2007 Long-Term Incentive Plan, or 2007 Plan. The 1997 Employee Plan and 1997 Director Plan expired in 2007 and no new awards may be issued under them, and no further grants will be made under the 2004 Plan. Under the 2007 Plan, a maximum of 700,000 shares of class A common stock may be issued. Shares canceled under the 2004 Plan are available to be reissued under the 2007 Plan. As of March 31, 2009, there were 503,859 shares available under the 2007 Plan.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Activity under these four plans for the three months ended March 31, 2009 is summarized in the table below in share and share equivalents:

	1997 Employee	1997 Director
Benefit Type	Plan	Plan	2004 Plan	2007 Plan	Total
Options(1)
Beginning Balance	170,477	—	—	—	170,477
Expired	—	—	—	—	—
Ending Balance	170,477	—	—	—	170,477

Restricted Stock(2)
Beginning Balance	—	—	289,637	41,560	331,197
Granted	—	—	—	216,269	216,269
Vested	—	—	(30,819)	(1,102)	(31,921)
Forfeited	—	—	(193,310)	(8,386)	(201,696)
Ending Balance	—	—	65,508	248,341	313,849

Stock Units(3)
Beginning Balance	—	80,017	—	135,434	215,451
Granted/deferred	—	—	—	74,703	74,703
Ending Balance	—	80,017	—	210,137	290,154
Total Outstanding Shares	170,477	80,017	65,508	458,478	774,480

(1)	All options are fully vested as of March 31, 2009.
(2)
Comprised of both performance based awards that vest upon the attainment of certain common equity return thresholds and time based awards that vest based upon an employee’s continued employment on vesting dates.

(3)	Stock units are granted to certain members of our board of directors in lieu of cash compensation for services and in lieu of dividends.

The following table summarizes the outstanding options as of March 31, 2009:

Exercise Price per Share	Options Outstanding		Weighted Average Exercise Price per Share		Weighted Average Remaining Life (in Years)
	1997 Employee	1997 Director	1997 Employee	1997 Director	1997 Employee	1997 Director
	Plan	Plan	Plan	Plan	Plan	Plan
$10.00 - $15.00	43,530	—	$13.41	$ —	1.76	—
$15.00 - $20.00	126,947	—	16.38	—	2.27	—
Total/Weighted Average	170,477	—	$15.62	$ —	2.14	—

In addition to the equity interests detailed above, we have granted percentage interests in the incentive compensation received by us from certain of our investment management vehicles. As of March 31, 2009, we had granted a portion of the Fund III incentive compensation received by us.

A summary of the unvested restricted stock as of and for the three month period ended March 31, 2009 was as follows:

	Restricted Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2009	331,197	$30.61
Granted	216,269	3.32
Vested	(31,921)	30.65
Forfeited	(201,696)	28.99
Unvested at March 31, 2009	313,849	$12.99

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

A summary of the unvested restricted stock as of and for the three month period ended March 31, 2008 was as follows:

	Restricted Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2008	423,931	$30.96
Granted	44,550	27.44
Vested	(57,904)	28.18
Forfeited	(414)	51.25
Unvested at March 31, 2008	410,163	$30.95

The total fair value of restricted stock which vested during the three month periods ended March 31, 2009 and 2008 was $55,000 and $1.7 million, respectively.

16.   Fair Values of Financial Instruments

As discussed in their respective notes to our consolidated financial statements, certain of our assets and liabilities are measured at fair value on either a recurring or nonrecurring basis. These fair values are determined using a variety of inputs and methodologies, which are discussed below. FAS 157 establishes a fair value hierarchy that prioritizes the inputs used in determining fair value under GAAP, which includes the following classifications, in order of priority:

•	Level 1 generally includes only unadjusted quoted prices in active markets for identical assets or liabilities as of the reporting date.

•	Level 2 inputs are those which, other than Level 1 inputs, are observable for identical or similar assets or liabilities.

•	Level 3 inputs generally include anything which does not meet the criteria of Levels 1 and 2, particularly any unobservable inputs.

The following table summarizes our financial instruments recorded at fair value as of March 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total Fair Value at March 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Loans held-for-sale (1)	$30,014	$18,014	$12,000	$—
Real estate held-for-sale	8,000	—	—	8,000
Interest rate hedge assets	1,154	—	1,154	—
Interest rate hedge liabilities	(45,509)	—	(45,509)	—

Measured on a nonrecurring basis:
Loans receivable (2)	$46,645	$—	$—	$46,645
Securities (3)	20,506	—	—	20,506
Warrants	940	—	—	940

(1)
Transactions related to these assets have either closed or have a high probability of closing subsequent to March 31, 2009. Transactions which have closed subsequent to March 31, 2009, although not based on quoted prices in active markets, are categorized as Level 1 inputs.

(2)	Loans receivable against which we have recorded a provision for possible credit losses during the three months ended March 31, 2009.
(3)	Securities which were other-than-temporarily impaired during the three months ended March 31, 2009.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes activity for our assets measured at fair value on a recurring basis using Level 3 inputs, as of March 31, 2009 (in thousands):

Real Estate
Held-for-Sale
December 31, 2008	$9,897
Cash received	(564)
Impairments included in earnings	(1,333)
March 31, 2009	$8,000

The following methods and assumptions were used to estimate the fair value of each type of asset and liability which was measured at fair value as of March 31, 2009:

Loans held-for-sale, net: We determined the fair value of loans held-for-sale based upon the transactions which have occurred subsequent to March 31, 2009, as described in Note 20, and those which are highly likely to occur in the near future related to the settlement amount of these assets. Although not quoted market prices, we believe this determination is analogous to a Level 1 input, as defined under FAS 157, for transactions which have closed subsequent to March 31, 2009.

Real estate held-for-sale: This asset was valued by applying an estimated market capitalization rate to the current expected net operating income levels at the property.

Interest rate hedge assets & liabilities: Interest rate hedges were valued using advice from a third party derivative specialist, based on a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs such as credit valuation adjustments due to the risk of non-performance by both us and our counterparties.

Loans Receivable: The fair value of loans against which a provision for possible credit losses has been recorded was determined based on the value of the underlying collateral, the likelihood of default and other factors considered on a loan-by-loan basis.

Securities: Securities which are other-than-temporarily impaired have been valued by discounting expected cash flows using estimated market discount rates. The expected cash flows of each security are based on assumptions regarding the collection of principal and interest on the underlying loans.

Warrants: Warrants issued in conjunction with our debt restructuring were valued using the Black Scholes method based on current and expected dividend yield, volatility, and other factors related to our common stock.

In addition to the above disclosures required by FAS 157, FASB Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” or FAS 107, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based upon estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. FAS 107 excludes certain financial instruments and all non-financial instruments from our disclosure requirements.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments, excluding those described above which are carried at fair value, for which it is practicable to estimate that value:

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

Loans receivable, net: These instruments are generally presented at the lower of cost or market value. Therefore, other than loans with provisions for possible credit losses, these assets are reported at their amortized cost and not at fair value. The fair values were estimated by using current institutional purchaser yield requirements for loans with similar credit characteristics.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Repurchase obligations: As a result of our debt restructuring on March 16, 2009, our repurchase obligations no longer have terms which are comparable to other facilities in the market. Given the unique nature of our restructured obligations, it is not practicable to estimate their fair value. Accordingly, they are included at their current face value in the table below.

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

Junior subordinated notes: These instruments bear interest at fixed rates. The fair value was obtained by calculating the present value based on current market interest rates.

The following table details the carrying amount, face amount, and approximate fair value of the financial instruments described above (in thousands):

	March 31, 2009			December 31, 2008
	Carrying Amount	Face Value	Fair Value	Carrying Amount	Face Value	Fair Value
Financial assets:
Cash and cash equivalents	$18,268	$18,268	$18,268	$45,382	$45,382	$45,382
Securities	834,329	880,093	538,422	852,211	883,958	582,478
Loans receivable, net	1,688,528	1,809,368	1,225,794	1,791,332	1,855,432	1,589,929
Financial liabilities:
Repurchase obligations	560,854	561,774	561,774	699,054	699,054	699,054
CDOs	1,142,097	1,140,646	377,861	1,156,035	1,154,504	441,245
Sr. unsecured credit facility	100,000	100,000	53,521	100,000	100,000	94,155
Jr. subordinated notes	125,837	141,147	33,523	128,875	128,875	80,099
Participations sold	292,674	292,734	209,414	292,669	292,734	258,416

17.   Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on our outstanding debt obligations during the three months ended March 31, 2009 and 2008 was $18.9 million and $31.9 million, respectively. Taxes recovered by us during the three months ended March 31, 2009 and 2008 were $408,000 and $677,000, respectively. Non-cash investing and financing activity during the three months ended March 31, 2008 resulted from our investments in loans where we sold participations as well as the primarily non-cash settlement of certain of our secured borrowings in conjunction with our debt restructuring on March 16, 2009.

As of March 31, 2009, we had $213,000 included in deposits and other receivables which represented loans that had partial repayments on or prior to March 31, 2009, the proceeds of which had not been remitted to us by our servicers. The recording of these repayments as a component of deposits and other receivables resulted in a non-cash investing activity.

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

On April 27, 2007, we purchased a $20 million subordinated interest in a mortgage from a dealer. Proceeds from the mortgage financing provide for the construction and leasing of an office building in Washington, D.C. that is owned by a joint venture. WRBC has a substantial economic interest in one of the joint venture partners. As of March 31, 2009, this loan was classified as held-for-sale as a result of discussions with the borrower for a potential discounted settlement of the loan.

WRBC beneficially owned approximately 17.4% of our outstanding class A common stock as of April 29, 2009, and a member of our board of directors is an employee of WRBC.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

On March 28, 2008, we announced the closing of our public offering of 4,000,000 shares of our class A common stock. We received net proceeds of approximately $113 million. Morgan Stanley & Co. Incorporated acted as the sole underwriter of the offering. Affiliates of Samuel Zell, our chairman of the board, and WRBC purchased a number of shares in the offering sufficient to maintain their pro rata ownership interests in the company.

Until 2007, we paid Equity Group Investments, L.L.C. and Equity Risk Services, Inc., affiliates under common control of the chairman of the board of directors, for certain corporate services provided to us. These services include consulting on insurance matters, risk management, and investor relations. In July 2008, CTOPI, a private equity fund that we manage, held its final closing completing capital raise with $540 million total equity commitments. EGI-Private Equity II, L.L.C., an affiliate under common control of the chairman of the board of directors, owns a 3.7% limited partner interest in CTOPI. During the three months ended March 31, 2009, we recorded $2.1 million in fees from CTOPI, $87,000 of which were attributable to EGI Private Equity II, L.L.C.

During 2008, CTOPI purchased $37.1 million face value of our CDO debt in the open market for $21.1 million.

Affiliates of Samuel Zell own interests in Fund III, an investment management vehicle that we manage and within which we also have an ownership interest.

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our overall profitability and the identified assets attributable to each such segment for the three months ended, and as of, March 31, 2009 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other
investments:
Interest and related income	$33,239	$—	$—	$33,239
Less: Interest and related expenses	21,268	—	—	21,268
Income from loans and other investments, net	11,971	—	—	11,971

Other revenues:
Management fees	—	4,384	(1,505)	2,879
Servicing fees	—	1,179	—	1,179
Other interest income	127	14	(13)	128
Total other revenues	127	5,577	(1,518)	4,186

Other expenses
General and administrative	5,806	4,156	(1,505)	8,457
Other interest expense	—	13	(13)	—
Depreciation and amortization	—	7	—	7
Total other expenses	5,806	4,176	(1,518)	8,464

Total other-than-temporary impairments on
securities	(14,646)	—	—	(14,646)
Portion of other-than-temporary impairments on
securities recognized in other comprehensive
income	5,624	—	—	5,624
Impairments on real estate held-for-sale	(1,333)	—	—	(1,333)
Net impairments recognized in earnings	(10,355)	—	—	(10,355)

Provision for possible credit losses	(58,763)	—	—	(58,763)
Valuation allowance on loans held-for-sale	(10,363)	—	—	(10,363)
Loss from equity investments	(1,766)	—	—	(1,766)
(Loss)/income before income taxes	(74,955)	1,401	—	(73,554)
Income tax benefit	(408)	—	—	(408)
Net/(loss) income	$(74,547)	$1,401	$—	$(73,146)

Total assets	$2,597,920	$8,095	$(3,529)	$2,602,486

All revenues were generated from external sources within the United States. The “Investment Management” segment earned fees of $1.5 million for management of the “Balance Sheet Investment” segment and was charged $13,000 for inter-segment interest for the three months ended March 31, 2009, which is reflected as offsetting adjustments to other interest income and other interest expense in the inter-segment activities column in the table above.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our overall profitability and the identified assets attributable to each such segment for the three months ended, and as of, March 31, 2008 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other
investments:
Interest and related income	$56,554	$—	$—	$56,554
Less: Interest and related expenses	37,944	—	—	37,944
Income from loans and other investments, net	18,610	—	—	18,610

Other revenues:
Management fees	—	4,465	(2,268)	2,197
Servicing fees	—	178	—	178
Other interest income	228	8	(48)	188
Total other revenues	228	4,651	(2,316)	2,563

Other expenses
General and administrative	3,254	5,915	(2,268)	6,901
Other interest expense	—	48	(48)	—
Depreciation and amortization	—	105	—	105
Total other expenses	3,254	6,068	(2,316)	7,006

Income from equity investments	5	2	—	7
Income/(loss) before income taxes	15,589	(1,415)	—	14,174
Income tax benefit	—	(599)	—	(599)
Net income/(loss)	$15,589	$(816)	$—	$14,773

Total assets	$3,304,940	$7,980	$(6,388)	$3,306,532

All revenues were generated from external sources within the United States. The “Investment Management” segment earned fees of $2.3 million for management of the “Balance Sheet Investment” segment and was charged $48,000 for inter-segment interest for the three months ended March 31, 2008, which is reflected as offsetting adjustments to other interest income and other interest expense in the inter-segment activities column in the table above.

20.   Subsequent Events

Subsequent to quarter end, on April 6, 2009, we entered into a satisfaction, termination and release agreement with Lehman Brothers pursuant to which both parties terminated their right, title and interest in, to and under the existing agreement. As of the date of termination, we had an $18.0 million outstanding obligation due under the existing facility, and our recorded book value of the collateral as of March 31, 2009 was $25.9 million. We consented to transfer to Lehman, and Lehman unconditionally accepted, all of our right, title and interest in the collateral, and the termination fully satisfied all of our obligations under the facility. As a result of the transfer, we classified the single loan serving as collateral under the facility as held-for-sale on the consolidated balance sheet as of March 31, 2009, and recorded a $7.9 million valuation allowance, reflecting the difference between the carrying value of the loan and the settlement price.

Subsequent to quarter end, additional ratings downgrades on securities combined with non-performing loans which serve as collateral for CDO I resulted in a breach of that CDO’s overcollateralization test. As described in Note 9, this breach will cause the redirection of cash flow that would otherwise have been paid to the subordinate classes of the CDO, some of which are owned by the Company.

ITEM 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

References herein to “we,” “us,” “our” or the “Company” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. Historical results set forth are not necessarily indicative of our future financial position and results of operations.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results could differ from these estimates. Other than the adoption of FSP FAS 115-2, FSP FAS 157-4 and FSP FAS 107-1 in the first quarter of 2009, there have been no material changes to our Critical Accounting Policies described in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009.

Introduction
Our business model is designed to produce a mix of net interest margin from our balance sheet investments and fee income plus co-investment income from our investment management operations. In managing our operations, we focus on originating investments, managing our portfolios and capitalizing our businesses.

Current Market Conditions
During the first quarter of 2009, the state of the commercial real estate markets, both in terms of fundamentals and capital availability, deteriorated at an accelerated pace. Occupancy and rental rates declined in virtually all product types and geographic markets, and borrowers with near-term refinancing needs encountered increased difficulty finding replacement financing. As a result, commercial mortgage delinquencies and defaults are rising rapidly, as sponsors are unable (or unwilling) to support projects in the face of value decline. In the first quarter, our portfolio experienced significant credit deterioration, evidenced by $58.8 million of new provisions for possible loan losses and $16.0 million of impairments on our securities portfolio and real estate owned.

Restructuring of Our Debt Obligations
On March 16, 2009, we consummated a restructuring of substantially all of our recourse debt obligations with certain of our secured and unsecured creditors pursuant to the amended terms of our secured credit facilities, our senior unsecured credit agreement, and certain of our trust preferred securities.

Repurchase Obligations and Secured Debt

On March 16, 2009, we amended and restructured our secured, recourse credit facilities with: (i) JPMorgan Chase Bank, N.A., JPMorgan Chase Funding Inc. and J.P. Morgan Securities Inc., or collectively JPMorgan, (ii) Morgan Stanley Bank, N.A., or Morgan Stanley, and (iii) Citigroup Financial Products Inc. and Citigroup Global Markets Inc., or collectively Citigroup. We collectively refer to JPMorgan, Morgan Stanley and Citigroup as the participating secured lenders.

Specifically, on March 16, 2009, we entered into separate amendments to the respective master repurchase agreements with JPMorgan, Morgan Stanley and Citigroup. Pursuant to the terms of each such agreement, we repaid the balance outstanding with each participating secured lender by an amount equal to three percent (3%) of the current outstanding principal amount due under its existing secured, recourse credit facility, $17.7 million in the aggregate, and further amended the terms of each such facility, without any change to the collateral pool securing the debt owed to each participating secured lender, to provide the following:

•
Maturity dates were modified to one year from the March 16, 2009 effective date of each respective agreement, which maturity dates may be extended further for two one-year periods. The first one-year extension option is exercisable by us so long as the outstanding balance as of the first extension date is less than or equal to a certain amount, reflecting a reduction of twenty percent (20%), including the upfront payment described above, of the outstanding principal amount from the date of the amendments, and no other defaults or events of default have occurred and are continuing, or would be caused by such extension. The second one-year extension option is exercisable by each participating secured lender in its sole discretion.

•
We agreed to pay each secured participating lender periodic amortization as follows: (i) mandatory payments, payable monthly in arrears, in an amount equal to sixty-five (65%) (subject to adjustment in the second year) of the net interest income generated by each such lender’s collateral pool, and (ii) one hundred percent (100%) of the principal proceeds received from the repayment of assets in each such lender’s collateral pool. In addition, under the terms of the amendment with Citigroup, we agreed to pay Citigroup an additional quarterly amortization payment equal to the lesser of: (x) Citigroup’s then outstanding senior secured credit facility balance or (y) the product of (i) the total cash paid (including both principal and interest) during the period to our senior unsecured credit facility in excess of an amount equivalent to LIBOR plus 1.75% based upon a $100.0 million facility amount, and (ii) a fraction, the numerator of which is Citigroup’s then outstanding senior secured credit facility balance and the denominator is the total outstanding secured indebtedness of the secured participating lenders.

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

•	prohibit the payment of cash dividends to our common shareholders except to the minimum extent necessary to maintain our REIT status;

•	require us to maintain a minimum amount of liquidity, as defined, of $7.0 million in year one and $5.0 million thereafter;

•
trigger an event of default if both our chief executive officer and chief operating officer cease their current employment with us during the term of the agreement and we fail to hire replacements acceptable to the lenders; and

•
trigger an event of default, if any event or condition occurs which causes any obligation or liability of more than $1.0 million to become due prior to its scheduled maturity or any monetary default under our restructured debt obligations if the amount of such obligation is at least $1.0 million.

Pursuant to the restructuring, the interest rates on our secured borrowings remain the same as those previously in effect.

On March 16, 2009, we issued JPMorgan, Morgan Stanley and Citigroup warrants to purchase 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share, which is equal to the closing bid price on the New York Stock Exchange on March 13, 2009. The warrants will become exercisable on March 16, 2012 and expire on March 16, 2019, and may be exercised through a cashless exercise.

On March 16, 2009, we also entered into an agreement to terminate the master repurchase agreement with Goldman Sachs, pursuant to which we satisfied the indebtedness due under this Goldman Sachs secured credit facility. Specifically, we: (i) pre-funded certain required advances of approximately $2.4 million under one loan in the collateral pool, (ii) paid Goldman Sachs $2.6 million to effect a full release to us of another loan, and (iii) transferred all of the other assets that served as collateral for Goldman Sachs to Goldman Sachs for a purchase price of $85.7 million as payment in full for the balance remaining under the secured credit facility. Goldman Sachs agreed to release us from any further obligation under the secured credit facility.

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

Subsequent to quarter end, on April 6, 2009, we entered into a satisfaction, termination and release agreement with Lehman Brothers pursuant to which both parties terminated their right, title and interest in, to and under the existing agreement. As of the date of termination, we had an $18.0 million outstanding obligation due under the existing facility, and our recorded book value of the collateral as of March 31, 2009 was $25.9 million. We consented to transfer to Lehman, and Lehman unconditionally accepted, all of our right, title and interest in the collateral, and the termination fully satisfied all of our obligations under the facility.

Senior Unsecured Credit Facility

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

•	increase the cash interest rate under the senior unsecured credit agreement to LIBOR plus 3.00% per annum (from LIBOR plus 1.75%), plus an accrual rate of 7.20% per annum less the cash interest rate;

•
initiate quarterly amortization equal to the greater of: (i) $5.0 million per annum and (ii) 25% of the annual cash flow received from our currently unencumbered collateralized debt obligation interests;

•	pledge our unencumbered collateralized debt obligation interests and provide a negative pledge with respect to certain other assets; and

•	replace all existing financial covenants with substantially identical covenants and default provisions to those described above in the participating secured facilities.

Junior Subordinated Notes

On March 16, 2009, we reached an agreement with Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd., Taberna Preferred Funding VIII, Ltd. and Taberna Preferred Funding IX, Ltd., or collectively Taberna, to issue new junior subordinated notes in exchange for $50.0 million face amount of trust preferred securities issued through our statutory trust subsidiary CT Preferred Trust I held by affiliates of Taberna, which we refer to as the Trust I Securities, and $53.1 million face amount of trust preferred securities issued through our statutory trust subsidiary CT Preferred Trust II held by affiliates of Taberna, which we refer to as the Trust II Securities. We refer to the Trust I Securities and the Trust II Securities together as the Trust Securities. The Trust Securities were backed by and recorded as junior subordinated notes issued by us with terms that mirror the Trust Securities.

Pursuant to the exchange agreement dated March 16, 2009, by and among us and Taberna, we issued $118.6 million aggregate principal amount of new junior subordinated notes due on April 30, 2036 (an amount equal to 115% of the aggregate face amount of the Trust Securities exchanged). The interest rate payable under the new subordinated notes is 1% per annum from March 16, 2009, through and including April 29, 2012, which we refer to as the modification period. After the modification period, the interest rate will revert to a blended rate equal to that which was previously payable under the notes underlying the Trust Securities, a fixed rate of 7.23% per annum through and including April 29, 2016, and thereafter a floating rate, reset quarterly, equal to three-month LIBOR plus 2.44% until maturity. The new junior subordinated notes will be contractually senior to the remaining subordinated notes, will mature on April 30, 2036 and will be freely redeemable by us at par at any time. The new junior subordinated notes contain a covenant that through April 30, 2012, subject to certain exceptions, we may not declare or pay dividends or distributions on, or redeem, purchase or acquire any of our equity interests (other than remaining trust preferred securities not exchanged) except to the extent necessary to maintain our status as a REIT. Except for the foregoing, the new junior subordinated notes contain substantially similar provisions as the Trust Securities.

As part of the agreement with Taberna, we also paid $750,000 to cover third party fees and costs incurred in connection with the exchange transaction.

Originations
We have historically allocated investment opportunities between our balance sheet and investment management vehicles based upon our assessment of risk and return profiles, the availability and cost of capital, and applicable regulatory restrictions associated with each opportunity. The restructuring of our recourse secured and unsecured debt obligations included covenants which require us to cease our balance sheet investment activities and not incur any further indebtedness unless used to retire the debt due our lenders. Going forward, until these covenants are eliminated through the repayment or refinancing of the restructured debt obligations, we will not make new balance sheet investments, but will continue to carry out investment activities for our investment management vehicles, consistent with our previous strategies and investment mandates for each respective vehicle.

Notwithstanding the current capabilities of our investment management platform, we have maintained a defensive posture with respect to investment originations in light of the continued market volatility. The table below summarizes our total originations and the allocation of opportunities between our balance sheet and the investment management business for the three months ended March 31, 2009 and for the year ended December 31, 2008.

Originations(1)
(in millions)	Three months ended	Year ended
	March 31, 2009	December 31, 2008
Balance sheet	$—	$48
Investment management	3	426
Total originations	$3	$474

(1)	Includes total commitments, both funded and unfunded, net of any related purchase discounts.

Our balance sheet investments include various types of commercial mortgage backed securities and collateralized debt obligations, or Securities, and commercial real estate loans and related instruments, or Loans, which we collectively refer to as our Interest Earning Assets. The table below shows our Interest Earning Assets as of March 31, 2009 and December 31, 2008. In any period, the ending balance of Interest Earning Assets will be impacted not only by new balance sheet originations, but also by repayments, advances, sales and losses, if any.

Interest Earning Assets
(in millions)	March 31, 2009		December 31, 2008
	Book Value	Yield(1)	Book Value	Yield(1)
Securities	$834	6.75%	$852	6.87%
Loans	1,689	4.06%	1,791	4.09%
Total / Weighted Average	$2,523	4.95%	$2,643	4.99%

(1)
Yield on floating rate assets assumes LIBOR at March 31, 2009 and December 31, 2008, of 0.50% and 0.44%, respectively. For $37.9 million face value ($33.7 million book value) of our securities, calculations use an effective rate based on cash received.

In some cases our Loan originations are not fully funded at closing, creating an obligation for us to make future fundings, which we refer to as Unfunded Loan Commitments. Typically, Unfunded Loan Commitments are part of construction and transitional Loans. As of March 31, 2009, our eight Unfunded Loan Commitments totaled $19.7 million. Of the total Unfunded Loan Commitments, $12.8 million will only be funded when and/or if the borrower meets certain performance hurdles with respect to the underlying collateral. As of March 31, 2009, $5.6 million of the Unfunded Loan Commitments relates to a Loan classified as held-for-sale, as described in Note 5 to the consolidated financial statements.

Although generally provided for in the terms of our restructured debt obligations, our lenders are no longer required to advance a portion of these commitments and our ability to fund these Unfunded Loan Commitments will be contingent upon our having sufficient liquidity available to us after required payments to our creditors.

In addition to our investments in Interest Earning Assets, we have two equity investments in unconsolidated subsidiaries as of March 31, 2009. These represent our equity co-investments in private equity funds that we manage, CT Mezzanine Partners III, Inc., or Fund III, and CT Opportunity Partners I, LP, or CTOPI.

The table below details the carrying value of those investments, as well as their capitalized costs.

Equity Investments
(in thousands)	March 31,	December 31,
	2009	2008
Fund III	$390	$597
CTOPI	2,537	1,782
Capitalized costs/other	4	4
Total	$2,931	$2,383

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

During the three months ended March 31, 2009, one Loan with an outstanding balance of $2.4 million was fully repaid. In addition, two Loans with an aggregate outstanding balance of $92.1 million as of March 31, 2009, which did not qualify for extension pursuant to the corresponding loan agreements, were extended during the quarter.

The table below details Loans where we have foreclosed upon the underlying collateral and own an equity interest in real estate, and Loans against which we have recorded a provision for possible credit loss, or reserve. Also included are Loans that are categorized as Watch List Loans, currently performing Loans that we actively monitor and manage to mitigate the risk of potential future non-performance.

Portfolio Performance(1)
(in millions, except for number of investments)	March 31, 2009	December 31, 2008

Interest earning assets ($ / #)	$2,523 / 146	$2,643 / 150

Real estate owned, net (2) ($ / #)	$8 / 1	$10 / 1
Percentage of interest earning assets	0.3%	0.4%

Loans with reserves
Performing loans ($ / #)	$26 / 3	$12 / 2
Non-performing loans ($ / #)	$21 / 7	$12 / 3
Total ($ / #)	$47 / 10	$24 / 5
Percentage of interest earning assets	1.9%	0.9%

Watch List Loans (3)
Book value ($ / #)	$395 / 15	$383 / 17
Percentage of interest earning assets	15.7%	14.5%

(1)	Portfolio statistics exclude Loans classified as held-for-sale.
(2)
Includes one Loan which has been transferred to Real estate held-for-sale with a gross asset balance of $11.3 million, against which we have recorded a cumulative $3.3 million and $2.0 million impairment as of March 31, 2009 and December 31, 2008, respectively.

(3)	Includes one additional Loan with a book value of $6.6 million that has been retroactively classified as a Watch List Loan as of December 31, 2008 based upon revised criteria.

As of March 31, 2009, we had 10 Loans with an aggregate net book value of $46.8 million ($163.1 million principal balance, net of $116.3 million of reserves) against which we had recorded a provision for possible credit losses.

In 2008, the Company and its co-lender foreclosed on a Loan secured by a multifamily property, and took title to the collateral securing the original Loan. At the time the foreclosure occurred, the Loan had a book balance of $11.9 million which was reclassified as Real estate held-for-sale (also referred to as Real Estate Owned) on our consolidated balance sheet as of December 31, 2008 to reflect our ownership interest in the property. Since that time, we have received $564,000 of accumulated cash from the property, which has been recorded as a reduction to our basis in the asset. We have recorded an aggregate $3.3 million impairment to reflect the property at fair value as of March 31, 2009.

In addition to our Loans receivable, which are a component of our Interest Earning Assets, we also held two Loan investments which were classified as held-for-sale as of quarter-end. These Loans had an aggregate carrying value of $30.0 million, net of a valuation allowance of $10.4 million as of March 31, 2009. One of these Loans is classified as held-for-sale as a result of the satisfaction, termination and release agreement with Lehman Brothers on April 6, 2009, as described in Note 20 to the consolidated financial statements. We are currently in discussions with the borrowers under the other Loan to settle their obligation on a discounted basis and, accordingly, that Loan is classified as held-for-sale.

We actively manage our Securities portfolio using a combination of quantitative tools and loan/property level analysis in order to monitor the performance of the Securities and their collateral versus our original expectations. Securities are analyzed on a monthly basis for delinquency, transfers to special servicing, and changes to the servicer’s watch list population. Realized losses on underlying loans are tracked on a monthly basis and compared to our original loss expectations. On a periodic basis, individual loans of concern are also re-underwritten. Updated collateral loss projections are then compared to our original loss expectations to determine how each investment is performing. Based on our review of the portfolio, under the guidance of EITF 99-20, “Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets,” as amended by FASB Staff Position EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” we concluded that an aggregate $14.6 million other-than-temporary impairment was warranted related to six of our Securities, which had an aggregate net book value of $21.9 million as of March 31, 2009. Of this total other-than-temporary impairment, $9.0 million was related to credit losses, as defined under FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” and has been recorded through earnings, and $5.6 million was related to other factors and has been recorded as a component of other comprehensive loss with no impact on earnings.

At quarter end, there were significant differences between the estimated fair value and the book value of some of the Securities in our portfolio. We believe these differences to be related to the disruption in the capital markets and the general negative bias against structured financial products and not reflective of a change in cash flow expectations from these securities. Accordingly, we have recorded no additional other-than-temporary impairments on our Securities.

The ratings performance of our Securities portfolio over the three months ended March 31, 2009 and the year ended December 31, 2008 is detailed below:

Rating Activity(1)
	Three months ended	Year ended
	March 31, 2009	December 31, 2008
Securities Upgraded	1	6
Securities Downgraded	11	13

(1)	Represents activity from any of Fitch Ratings, Standard & Poor’s and/or Moody’s Investors Service.

We continue to foresee three trends in asset performance in 2009 that are likely to lead to further defaults and downgrades: (i) borrowers faced with maturities will have a more difficult time refinancing their properties in light of the volatility and lack of liquidity in the financial markets, (ii) real estate fundamentals will weaken as the U.S. economy continues to deteriorate and (iii) capitalization rates for commercial real estate will continue to increase with corresponding reductions in values. These trends may result in negotiated extensions or modifications of the terms of our investments or the exercise of foreclosure and other remedies, however, we cannot predict the effect these trends will have on the performance and value of our investments.

Capitalization
While new balance sheet investment activities are currently prohibited by our restructured debt obligations, if they are resumed, such activities, as well as those of our investment management business, are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt sources, which we collectively refer to as Interest Bearing Liabilities, currently include repurchase agreements, CDOs, a senior unsecured credit facility and junior subordinated notes (which we also refer to as trust preferred securities). Our equity capital is currently comprised entirely of common equity.

During the first quarter, certain of our Interest Bearing Liabilities, including repurchase agreements and secured debt, our senior unsecured credit facility and junior subordinated notes, were restructured, exchanged, terminated, or otherwise satisfied pursuant to the transactions described in Note 9 to the consolidated financial statements. In addition, we are subject to certain covenants under our restructured debt obligations which, among other things, restrict our ability to incur additional indebtedness for the foreseeable future. The table below shows our capitalization mix as of March 31, 2009 and December 31, 2008:

Capital Structure(1)
(in millions)	March 31, 2009	December 31, 2008
Repurchase obligations and secured debt(2)	$562	$699
Collateralized debt obligations(2)	1,141	1,155
Senior unsecured credit facility(2)	100	100
Junior subordinated notes(2)(3)	141	129
Total interest bearing liabilities	$1,944	$2,083
Weighted average effective cost of debt(4)	3.71%	3.48%
Shareholders’ equity	$327	$401
Ratio of interest bearing liabilities to shareholders’ equity	5.9:1	5.2:1

(1)	Excludes participations sold.
(2)	Amounts represent principal balances as of March 31, 2009.
(3)
During the first quarter of 2009, we exchanged certain of our legacy junior subordinated notes with a face value of $103.1 million for new junior subordinated notes with a face value of $118.6 million, as described in Note 9 to the consolidated financial statements. In connection with this transaction, we also eliminated $3.2 million of our ownership interests in the legacy statutory trusts.

(4)
Floating rate debt obligations assume LIBOR at March 31, 2009 and December 31, 2008, of 0.50% and 0.44%, respectively. Includes the effective cost of interest rate swaps of 1.28% and 1.01% as of March 31, 2009 and December 31, 2008, respectively.

A summary of selected structural features of our Interest Bearing Liabilities as of March 31, 2009 and December 31, 2008 is detailed in the table below:

Interest Bearing Liabilities
	March 31, 2009	December 31, 2008
Weighted average life	4.6 yrs.	4.2 yrs.
% Recourse	41.3%	44.5%
% Subject to mark-to-market provisions	1.0%	33.5%

Our CDO liabilities as of March 31, 2009 and December 31, 2008 are described below:

Collateralized Debt Obligations
(in millions)
		March 31, 2009		December 31, 2008
	Issuance Date	Book Value	All-in Cost(1)	Book Value	All-in Cost(1)
CDO I(2)	7/20/04	$249	1.54%	$252	1.52%
CDO II (2)	3/15/05	296	1.24	299	1.18
CDO III	8/04/05	257	5.24	257	5.27
CDO IV(2)	3/15/06	340	1.21	348	1.15
Total		$1,142	2.19%	$1,156	2.15%

(1)	Includes amortization of premiums and issuance costs.
(2)	Floating rate CDO liabilities assume LIBOR at March 31, 2009 and December 31, 2008, of 0.50% and 0.44%, respectively.

The table below summarizes our repurchase agreements and secured debt liabilities as of March 31, 2009 and December 31, 2008:

Repurchase Agreements and Secured Debt
($ in millions)	March 31, 2009	December 31, 2008
Counterparties	4	6
Outstanding repurchase borrowings and secured debt	$562	$699
All-in cost	L + 1.67%	L + 1.66%

The most subordinated components of our debt capital structure are our junior subordinated notes that back trust preferred securities issued to third parties. These securities represent long-term, subordinated, unsecured financing and generally carry limited covenants. On March 16, 2009, we reached an agreement with certain holders of these notes to issue new junior subordinated notes in exchange for $50.0 million face amount of trust preferred securities issued through our statutory trust subsidiary CT Preferred Trust I, which we refer to as the Trust I Securities, and $53.1 million face amount of trust preferred securities issued through our statutory trust subsidiary CT Preferred Trust II, which we refer to as the Trust II Securities. Pursuant to the exchange agreement, we issued $118.6 million aggregate principal amount of new junior subordinated notes due on April 30, 2036 (an amount equal to 115% of the aggregate face amount of the Trust Securities being exchanged) that are contractually senior to the remaining trust preferred securities. On a combined basis, the junior subordinated notes provide us with financing at a current cash cost of 1.96% per annum.

We did not issue any new shares of common stock during the quarter. Changes in the number of shares resulted from restricted stock grants, forfeitures and vesting as well as stock unit grants.

Shareholders’ Equity
	March 31, 2009	December 31, 2008
Book value (in millions)	$327	$401
Shares:
Class A common stock	21,748,965	21,740,152
Restricted stock	313,849	331,197
Stock units	290,154	215,451
Warrants & Options(1)	—	—
Total	22,352,968	22,286,800
Book value per share	$14.64	$18.01

(1)	Dilutive shares issuable upon the exercise of outstanding warrants and options assuming a March 31, 2009 and December 31, 2008 stock price, respectively, and the treasury stock method.

As of March 31, 2009, we had 22,062,814 of our class A common stock and restricted stock outstanding.

Other Balance Sheet Items
Participations sold represent interests in certain loans that we originated and subsequently sold to CT Large Loan 2006, Inc. (one of our investment management vehicles) and third parties. We present these sold interests as both assets and liabilities (in equal amounts) in conformity with GAAP on the basis that these arrangements do not qualify as sales under FASB Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” or FAS 140. As of March 31, 2009, we had five such participations sold with a total book balance of $292.7 million at a weighted average coupon of LIBOR plus 3.27% (3.77% at March 31, 2009) and a weighted average yield of LIBOR plus 3.28% (3.78% at March 31, 2009). The income earned on the loans is recorded as interest income and an identical amount is recorded as interest expense on the consolidated statements of operations.

Interest Rate Exposure
We endeavor to manage a book of assets and liabilities that are generally matched with respect to interest rates, typically financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities. In some cases, we finance fixed rate assets with floating rate liabilities and, in those cases, we may use interest rate derivatives, such as swaps, to effectively convert the floating rate debt to fixed rate debt. In such instances, the equity we have invested in fixed rate assets is not typically swapped, leaving a portion of our equity capital exposed to changes in value of the fixed rate assets due to interest rate fluctuations. The balance of our assets earn interest at floating rates and are financed with floating rate liabilities, leaving a portion of our equity capital exposed to cash flow variability from fluctuations in rates. Generally, these assets and liabilities earn interest at rates indexed to one-month LIBOR.

Our counterparties in these transactions are large financial institutions and we are dependent upon the health of these counterparties and a functioning interest rate derivative market in order to effectively execute our hedging strategy.

The table below details our interest rate exposure as of March 31, 2009 and December 31, 2008:

Interest Rate Exposure
(in millions)	March 31, 2009	December 31, 2008
Value exposure to interest rates(1)
Fixed rate assets	$875	$880
Fixed rate debt	(410)	(395)
Interest rate swaps	(458)	(466)
Net fixed rate exposure	$7	$19
Weighted average life (fixed rate assets)	4.7 yrs	4.9 yrs
Weighted average coupon (fixed rate assets)	6.96%	6.90%

Cash flow exposure to interest rates(1)
Floating rate assets	$1,856	$1,949
Floating rate debt less cash	(1,807)	(1,931)
Interest rate swaps	458	466
Net floating rate exposure	$507	$484
Weighted average life (floating rate assets)	2.7 yrs	2.9 yrs
Weighted average coupon (floating rate assets) (2)	3.71%	3.52%

Net income impact from 100 bps change in LIBOR	$5.1	$4.8

(1)	All values are in terms of face or notional amounts, and include loans classified as held-for-sale.
(2)
Weighted average coupon assumes LIBOR at March 31, 2009 and December 31, 2008 of 0.50% and 0.44%, respectively. For $37.9 million face value ($33.7 million book value) of our securities, calculations use an effective rate based on cash received.

Investment Management Overview
In addition to our balance sheet investment activities, we act as an investment manager for third parties. We have developed our investment management business to leverage our platform, generate fee revenue from investing third party capital and, in certain instances, earn co-investment income. Our active investment management mandates are described below:

•
CT High Grade Partners II, LLC, or CT High Grade II, held its closing in June 2008 with $667 million of commitments from two institutional investors. The fund targets senior debt opportunities in the commercial real estate debt sector and does not employ leverage. We earn a 0.40% per annum management fee on invested capital. On March 19, 2009, the fund’s investment period was extended to May 30, 2010.

•
CT Opportunity Partners I, LP, or CTOPI, is a multi-investor private equity fund designed to invest in commercial real estate debt and equity, specifically taking advantage of the current dislocation in the commercial real estate capital markets. On July 14, 2008, CTOPI held its final closing completing its capital raise with $540 million total equity commitments. We have committed to invest $25 million in the vehicle and entities controlled by our chairman have committed to invest $20 million. The fund’s investment period expires in December 2010, and we earn base management fees (1.60% per annum of total equity commitments during the investment period and of invested capital thereafter) and incentive management fees (a net 17.7% of profits after a 9% preferred return and a 100% return of capital).

•
CT High Grade MezzanineSM, or CT High Grade, closed in November 2006, with a single, related party investor committing $250 million. This separate account targets lower risk subordinate debt investments and does not utilize leverage; we earn management fees of 0.25% per annum on invested assets. In July 2007, we upsized the account by $100 million to $350 million and extended the investment period to July 2008.

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

•
CT Mezzanine Partners III, Inc., or Fund III, is a vehicle we co-sponsored with a joint venture partner that had an investment period that ran from 2003 to 2005. The fund is currently liquidating in the ordinary course. We have a co-investment in the fund, earn 100% of base management fees and we split incentive management fees with our partner, who receives 37.5% of Fund III’s incentive management fees. During the quarter ended March 31, 2009, the term of the fund was extended to June 2, 2011.

As of March 31, 2009, we managed five private equity funds and one separate account through our wholly-owned, taxable, investment management subsidiary, CT Investment Management Co., LLC, or CTIMCO.

Investment Management Mandates, as of March 31, 2009
(in millions)							Incentive Management Fee
		Total	Total Capital	Co-		Base	Company	Employee
	Type	Investments(1)	Commitments	Investment %		Management Fee	%	%
Investing:
CT High Grade II	Fund	$150	$667	—		0.40% (Assets)	N/A	N/A
CTOPI	Fund	287	540	4.63%	(2)	1.60% (Equity)	100%(3)	—%(4)

Liquidating:
CT High Grade	Sep. Acc.	344	350	—		0.25% (Assets)	N/A	N/A
CT Large Loan	Fund	275	325	—	(5)	0.75% (Assets)(6)	N/A	N/A
CTX Fund	Fund	8	10	—	(5)	(Assets)(7)	100%(7)	—%(7)
Fund III	Fund	44	425	4.71%		1.42% (Equity)	57%(8)	43%(4)

(1)	Represents total investments, on a cash basis, as of period-end.
(2)	We have committed to invest $25 million in CTOPI.
(3)	CTIMCO earns net incentive management fees of 17.7% of profits after a 9% preferred return on capital and a 100% return of capital, subject to a catch-up.
(4)
Portions of the Fund III incentive management fees received by us have been allocated to our employees as long-term performance awards. We have not allocated any of the CTOPI incentive management fee to employees as of March 31, 2009.

(5)	We co-invest on a pari passu, asset by asset basis with CT Large Loan and CTX Fund.
(6)	Capped at 1.5% of equity.
(7)
CTIMCO serves as collateral manager of the CDOs in which the CTX Fund invests and CTIMCO earns base and incentive management fees as CDO collateral manager. As of March 31, 2009, we manage one such $500 million CDO and earn base management fees of 0.10% of assets and have the potential to earn incentive management fees.

(8)	CTIMCO (62.5%) and our co-sponsor (37.5%) earn net incentive management fees of 18.9% of profits after a 10% preferred return on capital and a 100% return of capital, subject to a catch-up.

We expect to continue to grow our investment management business, sponsoring additional investment management vehicles consistent with the strategy of developing mandates that are complementary to our balance sheet activities.

Results of Operations

Comparison of Results of Operations: Three Months Ended March 31, 2009 vs. March 31, 2008
(in thousands, except per share data)
	2009	2008	$ Change	% Change
Income from loans and other investments:
Interest and related income	$33,239	$56,554	$(23,315)	(41.2%)
Interest and related expenses	21,268	37,944	(16,676)	(43.9)
Income from loans and other investments, net	11,971	18,610	(6,639)	(35.7)

Other revenues:
Management fees	2,879	2,197	682	31.0
Servicing fees	1,179	178	1,001	562.4
Other interest income	128	188	(60)	(31.9)
Total other revenues	4,186	2,563	1,623	63.3

Other expenses:
General and administrative	8,457	6,901	1,556	22.5
Depreciation and amortization	7	105	(98)	(93.3)
Total other expenses	8,464	7,006	1,458	20.81

Total other-than-temporary impairments on securities	(14,646)	—	(14,646)	N/A
Portion of other-than-temporary impairments on securities recognized in other comprehensive income	5,624	—	5,624	N/A
Impairments on real estate held-for-sale	(1,333)	—	(1,333)	N/A
Net impairments recognized in earnings	(10,355)	—	(10,355)	N/A

Provision for possible credit losses	(58,763)	—	(58,763)	N/A
Valuation allowance on loans held-for-sale	(10,363)	—	(10,363)	N/A
(Loss)/income from equity investments	(1,766)	7	(1,773)	(100.0)
Income tax benefit	(408)	(599)	191	(31.9)
Net (loss)/income	$(73,146)	$14,773	$(87,919)	(595.1%)

Net (loss)/income per share - diluted	$(3.28)	$0.82	$(4.10)	(499.9%)

Dividend per share	$—	$0.80	$(0.80)	(100.0%)

Average LIBOR	0.46%	3.31%	(2.85%)	(86.1%)

Income from loans and other investments, net

A decline in Interest Earning Assets ($602 million or 19% from March 31, 2008 to March 31, 2009) and an 86% decrease in average LIBOR contributed to a $23.3 million, or 41%, decrease in interest income between the first quarter of 2008 and the first quarter of 2009. Lower LIBOR and a decrease in leverage of $398.0 million, or 17%, from March 31, 2008 to March 31, 2009 resulted in a $16.7 million, or 44%, decrease in interest expense for the period. On a net basis, net interest income decreased by $6.6 million, or 36%.

Management fees

Base management fees from our investment management business increased $682,000, or 31%, during the first quarter of 2009 compared with the first quarter of 2008. The increase was attributed primarily to an increase of $920,000 in fees from CTOPI due to increased capital commitments, $146,000 in new fee income from CT High Grade II, partially offset by a decrease in fee income from CT Large Loan.

Servicing fees

Servicing fees increased $1.0 million in the first quarter of 2009 compared with the first quarter of 2008, primarily due to a one-time special servicing fee of $1.2 million received by CTIMCO.

General and administrative expenses

General and administrative expenses include personnel costs, operating expenses and professional fees. Total general and administrative expenses increased $1.6 million, or 23%, between the first quarter of 2008 and the first quarter of 2009. The increase in 2009 was a result of $3.1 million in non-recurring costs associated with our debt restructuring partially offset by a decrease of $1.7 million in personnel costs.

Depreciation and amortization

Depreciation and amortization decreased by $98,000, or 93%, from the first quarter of 2008 compared to the first quarter of 2009. The decrease was primarily due to $79,000 of capitalized costs from Fund III being written off in the first quarter of 2008 and lower levels of fixed assets during 2009.

Net other-than-temporary impairments recognized in earnings

During the first quarter of 2009, we recorded an other-than-temporary impairment of $1.3 million on our Real estate held-for-sale. We also recorded a gross other-than-temporary impairment of $14.6 million on six of our Securities due to an adverse change in our cash flow expectations on those Securities. Of this, $5.6 million was included in other comprehensive income, resulting in a net $9.0 million other-than-temporary impairment included in earnings for the quarter . No other-than-temporary impairments were recorded during the first quarter of 2008.

Provision for possible credit losses

During the first quarter of 2009, we recorded an aggregate $58.8 million provision for possible credit losses against eight loans that we classified as non-performing. No provision for possible credit losses was recorded during the first quarter of 2008.

Valuation allowance on loans held-for-sale

During the first quarter of 2009, we recorded a $10.4 million valuation allowance against two loans that we classified as held-for-sale to reflect these assets at fair value. No loans were classified as held-for-sale as of March 31, 2008.

(Loss)/income from equity investments

The loss from equity investments during the first quarter of 2009 resulted from our share of losses at CTOPI and Fund III. Our share of losses from CTOPI was $1.6 million, primarily due to fair value adjustments on the underlying investments. The income from equity investments in the first quarter of 2008 resulted primarily from our share of operating income/(loss) at Fund III and CTOPI.

Income tax benefit

During the first quarter of 2009, we received $408,000 in tax refunds that we recorded as an offset to income tax expense. CTIMCO, our investment management subsidiary, is a taxable REIT subsidiary and subject to taxes on its earnings. In the first quarter of 2008, CTIMCO recorded an operating loss before income taxes, which resulted in a GAAP income tax benefit of $599,000, all of which we recorded.

Net (loss)/income

Net income decreased by $87.9 million from the first quarter of 2008 compared to the first quarter of 2009. The decrease in net income was primarily a result of $10.4 million in other-than-temporary impairments, $58.8 million in provisions for possible credit losses, and a $10.4 million valuation allowance recorded against loans held-for-sale. We also experienced a $6.6 million decrease in net interest margin due to lower levels of interest earning assets and lower LIBOR. On a diluted per share basis, net (loss)/income was ($3.28) and $0.82 in the first quarter of 2009 and 2008, respectively.

Dividends

We did not pay a dividend in the first quarter of 2009. In the first quarter of 2008 we paid a dividend of $0.80.

Liquidity and Capital Resources

Sources of liquidity as of March 31, 2009 include unrestricted cash in the amount of $18.3 million, net operating income, repayments under Loans and Securities and asset disposition proceeds. Uses of liquidity include unfunded loan commitments of $19.7 million, unfunded capital commitments to our managed funds of $19.2 million, dividends necessary to maintain our REIT status, and debt repayments. We believe our current sources of capital, coupled with our expectations regarding potential asset dispositions and other transactions, will be adequate to meet both short-term and medium-term cash requirements.

Our liquidity and capital resources outlook was significantly impacted by the restructuring of our debt obligations during the first quarter of 2009. We agreed to pay each of our participating secured lenders additional principal amortization equal to 65% of the net interest margin and 100% of the principal proceeds from assets in their collateral pool, which amounts would otherwise have been free cashflow available to the Company. We have also agreed to make minimum aggregate principal payments to each of our participating secured lenders equal to 20% of our outstanding borrowings as of March 16, 2009, the date of our debt restructuring, to qualify for the first one year extension option under the restructured facilities in March of 2010. In addition to the required repayments to our secured lenders, we agreed to make a minimum $5.0 million repayment under our senior unsecured credit facility by March of 2010.

Cash Flows

We experienced a net decrease in cash of $27.1 million for the three months ended March 31, 2009, compared to a net increase of $96.7 million for the three months ended March 31, 2008.

Cash provided by operating activities during the three months ended March 31, 2009 was $6.7 million, compared to cash provided by operating activities of $11.8 million during the same period of 2008. The change was primarily due to a decrease in our net interest margin and non-recurring restructuring costs incurred in the first quarter of 2009

For the three months ended March 31, 2009, cash provided by investing activities was $3.9 million, compared to $300,000 used in investing activities during the same period in 2008. The change was primarily due to a decrease in originations, acquisitions, and additional fundings of $22.5 million during the three months ended March 31, 2009 compared to the three months ended March 31, 2008, a decrease in principal repayments of $26.9 million for the same periods, and a net decrease in restricted cash investing activities of $10.1 million.

For the three months ended March 31, 2009, cash used in financing activities was $37.7 million, compared to $85.2 million provided by financing activities during the same period in 2008. The change was due to a variety of factors including $112.6 million of proceeds received from our public offering of common shares in the first quarter of 2008, $25.0 million of proceeds received from our credit facility in the first quarter of 2008, a net increase of $40.1 million in repayments on repurchase obligations, a net increase of $9.5 million in repayments on our collateralized debt obligations and an $18.7 million decrease in restricted cash financing activities during the three months ended March 31, 2009.

Capitalization

Our authorized capital stock consists of 100,000,000 shares of $0.01 par value class A common stock, of which 22,062,814 shares were issued and outstanding as of March 31, 2009, and 100,000,000 shares of preferred stock, none of which were outstanding as of March 31, 2009.

Pursuant to the terms of our debt restructuring on March 16, 2009, we issued JPMorgan, Morgan Stanley and Citigroup warrants to purchase 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share, the closing bid price on the New York Stock Exchange on March 13, 2009. The warrants will become exercisable on March 16, 2012 and expire on March 16, 2019, and may be exercised through a cashless exercise.

Repurchase Obligations and Secured Debt

As of March 31, 2009, we were party to three master repurchase agreements with three counterparties, with aggregate total outstanding borrowings of $542.8 million. We were also a party to a secured loan agreement with borrowings of $18.0 million as of March 31, 2009. Our total borrowings as of March 31, 2009 under master repurchase agreements and our secured loan agreement were $560.9 million. The terms of these agreements are described in Note 9 to the consolidated financial statements.

Collateralized Debt Obligations

As of March 31, 2009, we had CDOs outstanding from four separate issuances with a total face value of $1.1 billion. Our CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet representing the amortized sales price of the securities we sold to third parties. On a combined basis, our CDOs provide us with $1.1 billion of non-recourse, non-mark-to-market, index matched financing at a weighted average cash cost of 0.53% over the applicable indices (2.00% at March 31, 2009) and a weighted average all-in cost of 0.71% over the applicable indices (2.18% at March 31, 2009).

CDO I and CDO II each have interest coverage and overcollateralization tests, which if breached provide for hyper-amortization of the senior notes sold by a redirection of cash flow that would otherwise have been paid to the subordinate classes, some of which are owned by us. If such tests are in breach for six consecutive months, the reinvesting feature of the CDO is suspended. The hyper-amortization would cease once the test is back in compliance. The overcollateralization tests are a function of impairments to the CDO collateral. Furthermore, all four of our CDOs provide for the re-classification of interest proceeds from impaired collateral as principal proceeds. During the first quarter of 2009, we were informed by our CDO trustee of impairments due to rating agency downgrades of certain of the securities which serve as collateral in all of our CDOs. The impairments resulted in a breach of the CDO II overcollateralization test and the reclassification of interest proceeds from certain securities as principal proceeds in all four of our CDOs.

Subsequent to quarter end, additional ratings downgrades on securities combined with non-performing loans which serve as collateral for CDO I resulted in a breach of that CDO’s overcollateralization test. As described above, this breach will cause the redirection of cash flow that would otherwise have been paid to the subordinate classes of the CDO, some of which are owned by the Company.

Senior Unsecured Credit Facility

On March 16, 2009, we entered into an amended and restated senior unsecured credit agreement governing our $100.0 million term loan from WestLB AG, New York Branch, participant and administrative agent, Fortis Capital Corp., Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Morgan Stanley Bank, N.A. and Deutsche Bank Trust Company Americas, which we collectively refer to as the senior unsecured lenders. As of March 31, 2009, we had $100.0 million outstanding under our senior unsecured credit facility at a cost of LIBOR plus 3.00%. The terms of this agreement is described in Note 9 to the consolidated financial statements.

Junior Subordinated Notes

On March 16, 2009, we reached an agreement with Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd., Taberna Preferred Funding VIII, Ltd. and Taberna Preferred Funding IX, Ltd., or collectively Taberna, to issue new junior subordinated notes in exchange for $50.0 million face amount of trust preferred securities issued through our statutory trust subsidiary CT Preferred Trust I held by affiliates of Taberna, which we refer to as the Trust I Securities, and $53.1 million face amount of trust preferred securities issued through our statutory trust subsidiary CT Preferred Trust II held by affiliates of Taberna, which we refer to as the Trust II Securities. We refer to the Trust I Securities and the Trust II Securities together as the Trust Securities. The Trust Securities were backed by and recorded as junior subordinated notes issued by us with terms that mirror the Trust Securities. The terms of the $118.6 million aggregate principal amount of new junior subordinated notes issued pursuant to this exchange are described in Note 9 to the consolidated financial statements.

Contractual Obligations

The following table sets forth information about certain of our contractual obligations as of March 31, 2009:

Contractual Obligations(1)
(in millions)
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations
Repurchase obligations	$562	$78	$466	$18	$—
Collateralized debt obligations	1,141	—	—	—	1,141
Senior unsecured credit facility	100	5	95	—	—
Junior subordinated notes	141	—	—	—	141

Total long-term debt obligations	1,944	83	561	18	1,282

Unfunded commitments
Loans	20	5	5	10	—
Equity investments	19	—	19	—	—

Total unfunded commitments	39	5	24	10	—

Operating lease obligations	14	1	3	3	7
Total	$1,997	$89	$588	$31	$1,289

(1)	We are also subject to interest rate swaps for which we cannot estimate future payments due.

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

Important factors that we believe might cause actual results to differ from any results expressed or implied by these forward-looking statements are discussed in the risk factors contained in Exhibit 99.1 to this Form 10-Q, which are incorporated herein by reference. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q.

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

As of March 31, 2009, a 100 basis point change in LIBOR would impact our net income by approximately $5.1 million.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates as of March 31, 2009. For financial assets and debt obligations, the table presents cash flows (in certain cases, face adjusted for expected losses) to the expected maturity and weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and variable receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on rates in effect as of the reporting date.

	Expected Maturity/Repayment Dates (1)
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(in thousands)
Assets:

Securities
Fixed rate	$39,197	$17,803	$96,524	$106,859	$177,712	$256,515	$694,610	$476,282
Interest rate(2)	6.60%	7.28%	7.37%	7.04%	6.85%	6.12%	6.68%
Variable rate	$20,810	$22,241	$17,995	$90,295	$13,500	$1,584	$166,425	$62,140
Interest rate(2)(3)	3.30%	2.31%	2.09%	4.75%	7.35%	4.45%	4.16%

Loans receivable, net
Fixed rate	$6,290	$1,283	$27,831	$1,160	$1,246	$94,160	$131,970	$132,102
Interest rate(2)	8.49%	8.05%	8.46%	7.79%	7.78%	7.86%	8.02%
Variable rate	$41,167	$134,982	$730,542	$553,106	$89,905	$11,358	$1,561,060	$1,093,692
Interest rate(2)	4.22%	4.13%	3.20%	3.80%	4.23%	2.46%	3.58%

Loans held-for-sale
Fixed rate	$—	$—	$—	$—	$—	$27,500	$27,500	$18,014
Interest rate(2)	—	—	—	—	—	8.41%	8.41%
Variable rate	$—	$—	$—	$14,444	$—	$—	$14,444	$12,000
Interest rate(2)	—	—	—	5.00%	—	—	5.00%

Debt Obligations:

Repurchase obligations
Variable rate (4)	$—	$78,403	$465,357	$—	$18,014	$—	$561,774	$561,774
Interest rate(2)	—	2.15%	2.10%	—	2.00%	—	2.10%

CDOs
Fixed rate	$7,277	$5,711	$42,055	$58,747	$112,164	$43,021	$268,975	$114,912
Interest rate(2)	5.41%	5.46%	5.16%	5.16%	5.19%	5.98%	5.32%
Variable rate	$50,292	$57,945	$185,979	$359,383	$92,651	$125,421	$871,671	$262,949
Interest rate(2)	0.82%	0.82%	0.82%	0.94%	1.51%	1.13%	0.99%

Senior unsecured credit facility
Fixed rate	$—	$5,000	$95,000	$—	$—	$—	$100,000	$53,521
Interest rate(2)	—	3.50%	3.50%	—	—	—	3.50%

Junior subordinated notes
Fixed rate	$—	$—	$—	$—	$—	$141,147	$141,147	$33,523
Interest rate(2)	—	—	—	—	—	1.96%	1.96%

Participations sold
Variable rate	$—	$—	$91,220	$201,515	$—	$—	$292,735	$209,414
Interest rate(2)	—	—	2.37%	4.40%	—	—	3.77%

Derivative Financial Instruments:

Interest rate swaps
Notional amounts	$40,397	$13,383	$46,400	$81,886	$39,947	$235,529	$457,542	$(44,355)
Fixed pay rate(2)	4.71%	5.06%	4.65%	4.98%	4.97%	5.06%	4.96%
Variable receive rate(2)	0.55%	0.55%	0.54%	0.55%	0.55%	0.55%	0.55%

(1)
Expected repayment dates and amounts are based on contractual agreements as of March 31, 2009, and do not give effect to (i) the subsequent events described in Note 20 to the consolidated financial statements, or (ii) other transactions which may be expected to occur in the future.

(2)	Represents weighted average rates where applicable. Variable rates are based on LIBOR of 0.50%, which is the rate as of March 31, 2009.
(3)	For $37.9 million face value ($33.7 million book value) of our securities, calculations use an effective rate based on cash received.
(4)
As discussed in Note 16 to the consolidated financial statements, due to the unique nature of our restructured repurchase obligations and secured debt, it is not practicable to estimate a fair value for these instruments. Accordingly, the amount included in the table above represents the current principal amount of these obligations.

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

Changes in Internal Controls
There have been no significant changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:	Legal Proceedings
None.

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
Pursuant to the terms of our debt restructuring on March 16, 2009, we issued JPMorgan, Morgan Stanley and Citigroup warrants to purchase 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share, which is equal to the closing bid price on the New York Stock Exchange on March 13, 2009. The warrants will become exercisable on March 16, 2012 and expire on March 16, 2019, and may be exercised through a cashless exercise.

The warrants were issued in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933, as amended, and the safe harbor of Rule 506 under Regulation D. Any certificates representing such securities will contain restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act of 1933. No form of general solicitation or general advertising was conducted in connection with the issuance.

ITEM 3:	Defaults Upon Senior Securities
None.

ITEM 4:	Submission of Matters to a Vote of Security Holders
None.

ITEM 5:	Other Information
None.

ITEM 6:	Exhibits

	3.1a	Charter of the Capital Trust, Inc. (filed as Exhibit 3.1.a to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on April 2, 2003 and incorporated herein by reference).
	3.1b	Certificate of Notice (filed as Exhibit 3.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on February 27, 2007 and incorporated herein by reference).
	3.2
Second Amended and Restated By-Laws of Capital Trust, Inc. (filed as Exhibit 3.2 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-4788) filed on February 27, 2007 and incorporated herein by reference).

•	31.1	Certification of John R. Klopp, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
•	31.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
•	32.1	Certification of John R. Klopp, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
•	32.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
•	99.1	Updated Risk Factors from the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 with the Securities and Exchange Commission.

________________________
•	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL TRUST, INC.

May 5, 2009	/s/ John R. Klopp
Date	John R. Klopp
Chief Executive Officer

May 5, 2009	/s/ Geoffrey G. Jervis
Date	Geoffrey G. Jervis
Chief Financial Officer