Form 10-Q
period 2009-06-30
CAPITAL TRUST INC
filed 2009-08-04
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

(212) 655-0220 (Registrant's telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of outstanding shares of the registrant's class A common stock, par value $0.01 per share, as of July 28, 2009 was 22,053,342.

Capital Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2009 and December 31, 2008
(in thousands except per share data)

	June 30,	December 31,
Assets	2009	2008
	(unaudited)

Cash and cash equivalents	$19,533	$45,382
Restricted cash	155	18,821
Securities held-to-maturity	826,552	852,211
Loans receivable, net	1,644,775	1,790,234
Loans held-for-sale, net	12,000	92,175
Real estate held-for-sale	7,100	9,897
Equity investments in unconsolidated subsidiaries	2,487	2,383
Accrued interest receivable	5,088	6,351
Interest rate hedge assets	75	—
Deferred income taxes	1,706	1,706
Prepaid expenses and other assets	8,625	18,369
Total assets	2,528,096	2,837,529

Liabilities & Shareholders' Equity

Liabilities:
Accounts payable and accrued expenses	$7,784	$11,478
Repurchase obligations	502,456	699,054
Collateralized debt obligations	1,133,664	1,156,035
Senior credit facility	99,698	100,000
Junior subordinated notes	126,085	128,875
Participations sold	292,554	292,669
Interest rate hedge liabilities	33,898	47,974
Total liabilities	2,196,139	2,436,085

Shareholders' equity:
Class A common stock $0.01 par value 100,000 shares authorized, 21,754 and 21,740 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively ("class A common stock")	218	217
Restricted class A common stock $0.01 par value, 299 and 331 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively ("restricted class A common stock" and together with class A common stock, "common stock")	3	3
Additional paid-in capital	559,411	557,435
Accumulated other comprehensive loss	(35,175)	(41,009)
Accumulated deficit	(192,500)	(115,202)
Total shareholders' equity	331,957	401,444

Total liabilities and shareholders' equity	$2,528,096	$2,837,529

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
Three and Six Months Ended June 30, 2009 and 2008
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Income from loans and other investments:
Interest and related income	$30,575	$49,030	$63,814	$105,585
Less: Interest and related expenses	20,244	32,799	41,512	70,743
Income from loans and other investments, net	10,331	16,231	22,302	34,842

Other revenues:
Management fees from affiliates	2,929	4,154	5,809	6,350
Servicing fees	155	44	1,334	222
Other interest income	8	638	136	825
Total other revenues	3,092	4,836	7,279	7,397

Other expenses:
General and administrative	4,503	6,208	12,959	13,108
Depreciation and amortization	7	22	14	127
Total other expenses	4,510	6,230	12,973	13,235

Total other-than-temporary impairments on securities	(4,000)	—	(18,646)	—
Portion of other-than-temporary impairments on securities recognized in other comprehensive income	—	—	5,624	—
Impairment of goodwill	(2,235)	—	(2,235)	—
Impairment on real estate held-for-sale	(899)	—	(2,233)	—
Net impairments recognized in earnings	(7,134)	—	(17,490)	—

Provision for loan losses	(7,730)	(56,000)	(66,493)	(56,000)
Valuation allowance on loans held-for-sale	—	—	(10,363)	—
Gain on extinguishment of debt	—	6,000	—	6,000
Gain on sale of investments	—	374	—	374
(Loss)/income from equity investments	(445)	69	(2,211)	76
Loss before income taxes	(6,396)	(34,720)	(79,949)	(20,546)
Income tax provision/(benefit)	—	98	(408)	(501)
Net loss	$(6,396)	$(34,818)	$(79,541)	$(20,045)

Per share information:
Net loss per share of common stock:
Basic	$(0.29)	$(1.59)	$(3.56)	$(1.01)
Diluted	$(0.29)	$(1.59)	$(3.56)	$(1.01)

Weighted average shares of common stock outstanding:
Basic	22,368,539	21,915,175	22,327,895	19,928,912
Diluted	22,368,539	21,915,175	22,327,895	19,928,912

Dividends declared per share of common stock	$—	$0.80	$—	$1.60

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2009 and 2008
(in thousands)
(unaudited)

	Comprehensive Loss	Class A Common Stock	Restricted Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2008		$172	$4	$426,113	$(8,684)	$(9,368)	$408,237

Net loss	$(20,045)	—	—	—	—	(20,045)	(20,045)
Unrealized gain on derivative financial instruments	1,764	—	—	—	1,764	—	1,764
Unrealized gain on available-for-sale security	277	—	—	—	277	—	277
Reclassification to gain on sale of investments	(482)	—	—	—	(482)	—	(482)
Amortization of unrealized gain on securities	(853)	—	—	—	(853)	—	(853)
Deferred loss on settlement of swap	(612)	—	—	—	(612)	—	(612)
Amortization of deferred gains and losses on settlement of swaps	(105)	—	—	—	(105)	—	(105)
Shares of class A common stock issued in public offering	—	40	—	112,567	—	—	112,607
Shares of class A common stock issued under dividend reinvestment plan and stock purchase plan	—	5	—	12,835	—	—	12,840
Sale of shares of class A common stock under stock option agreement	—	—	—	180	—	—	180
Restricted class A common stock earned	—	—	—	1,927	—	—	1,927
Dividends declared on common stock	—	—	—	—	—	(35,041)	(35,041)

Balance at June 30, 2008	$(20,056)	$217	$4	$553,622	$(8,695)	$(64,454)	$480,694

Balance at January 1, 2009		$217	$3	$557,435	$(41,009)	$(115,202)	$401,444

Net loss	$(79,541)	—	—	—	—	(79,541)	(79,541)
Cumulative effect of change in accounting principle	—	—	—	—	(2,243)	2,243	—
Unrealized gain on derivative financial instruments	14,151	—	—	—	14,151	—	14,151
Amortization of unrealized gain on securities	(537)	—	—	—	(537)	—	(537)
Amortization of deferred gains and losses on settlement of swaps	(47)	—	—	—	(47)	—	(47)
Non-credit related other-than-temporary impairments on securities	(5,490)	—	—	—	(5,490)	—	(5,490)
Issuance of warrants in conjunction with debt restructuring	—	—	—	940	—	—	940
Restricted class A common stock earned	—	1	—	774	—	—	775
Deferred directors' compensation	—	—	—	262	—	—	262

Balance at June 30, 2009	$(71,464)	$218	$3	$559,411	$(35,175)	$(192,500)	$331,957

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008
(in thousands)
(unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(79,541)	$(20,045)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net impairments recognized in earnings	17,490	—
Provision for loan losses	66,493	56,000
Valuation allowance on loans held-for-sale	10,363	—
Gain on extinguishment of debt	—	(6,000)
Gain on sale of investment	—	(374)
Loss/(income) from equity investments	2,211	(76)
Employee stock-based compensation	775	1,927
Depreciation and amortization	14	127
Amortization of premiums/discounts on loans and securities	(3,262)	(3,189)
Amortization of deferred gains on interest rate hedges	(47)	(105)
Amortization of deferred financing costs and premiums/discounts on debt obligations	3,749	2,628
Deferred directors compensation	262	—
Changes in assets and liabilities, net:
Deposits and other receivables	1,422	593
Accrued interest receivable	1,263	2,851
Deferred income taxes	—	(501)
Prepaid expenses and other assets	659	574
Deferred origination fees and other revenue	—	(1,160)
Accounts payable and accrued expenses	(3,692)	(5,784)
Net cash provided by operating activities	18,159	27,466

Cash flows from investing activities:
Purchases of securities	—	(660)
Principal collections on and proceeds from securities	7,856	15,806
Origination/purchase of loans receivable and add-on fundings under existing loans	(7,698)	(94,435)
Principal collections on loans receivable	45,664	171,859
Proceeds from real estate held-for-sale	564	—
Contributions to unconsolidated subsidiaries	(2,315)	—
Purchase of equipment and leasehold improvements	—	(30)
Increase in restricted cash	—	(8,949)
Net cash provided by investing activities	44,071	83,591

Cash flows from financing activities:
Decrease in restricted cash	18,666	—
Borrowings under repurchase obligations	—	131,018
Repayments under repurchase obligations	(82,969)	(236,133)
Borrowings under credit facilities	—	25,000
Repayments under credit facilities	(1,250)	—
Repayment of collateralized debt obligations	(22,519)	(21,569)
Settlement of interest rate hedges	—	(612)
Payment of deferred financing costs	(7)	(108)
Sale of class A common stock upon stock option exercise	—	180
Dividends paid on common stock	—	(64,847)
Proceeds from sale of shares of class A common stock and stock purchase plan	—	123,108
Proceeds from dividend reinvestment plan	—	2,339
Net cash used in financing activities	(88,079)	(41,624)

Net (decrease)/increase in cash and cash equivalents	(25,849)	$69,433
Cash and cash equivalents at beginning of period	45,382	25,829
Cash and cash equivalents at end of period	$19,533	$95,262

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.	Organization

References herein to “we,” “us” or “our” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a fully integrated, self-managed, real estate finance and investment management company that specializes in credit sensitive financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. From the inception of our finance business in 1997 through June 30, 2009, we have completed over $11.0 billion of investments in the commercial real estate debt arena. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes and we are headquartered in New York City.

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related management’s discussion and analysis of financial condition and results of operations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. In our opinion, all material adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2009.

Principles of Consolidation
The accompanying financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries and our interests in variable interest entities in which we are the primary beneficiary, prepared in accordance with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation. Our co-investment interest in the private equity funds we manage, CT Mezzanine Partners III, Inc., or Fund III, and CT Opportunity Partners I, LP, or CTOPI, and others are accounted for using the equity method. These entities’ assets and liabilities are not consolidated into our financial statements due to our determination that either (i) for entities that are variable interest entities we are not the primary beneficiary under Financial Accounting Standards Board, or FASB, Interpretation No. 46(R) “Consolidation of Variable Interest Entities,” or FIN 46(R), generally due to the insignificance of our share of ownership and certain control provisions for these entities, or (ii) for entities that are not variable interest entities, our investors have sufficient rights under Emerging Issues Task Force, or EITF, 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”, to preclude consolidation. As such, we report our allocable percentage of the earnings or losses of these entities on a single line item in the consolidated statements of operations as income/(loss) from equity investments. CTOPI maintains its financial records at fair value in accordance with GAAP. We have applied such accounting relative to our investment in CTOPI pursuant to EITF 85-12 “Retention of Specialized Accounting for Investments in Consolidation,” according to which we include any adjustments to fair value recorded at the fund level in determining the income/(loss) we record on our equity investment in CTOPI.

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

Fees from special servicing and asset management services are recorded on an accrual basis as services are rendered under the applicable agreements, and when receipt of fees is reasonably certain. We account for incentive fees we earn from our investment management business in accordance with Method 1 of EITF D-96, “Accounting for Management Fees Based on a Formula.” Under this guidance, no incentive income is recorded until all contingencies have been eliminated. Accordingly, revenue recognition has been deferred for certain fees received which are subject to potential repayment provisions. Depending on the structure of our investment management vehicles, certain incentive fees may be in the form of carried interest or promote distributions.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Cash and Cash Equivalents
We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. We place our cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. As of, and for the periods ended, June 30, 2009 and December 31, 2008, we had bank balances in excess of federally insured amounts. We have not experienced any losses on our demand deposits, commercial paper or money market investments.

Restricted Cash
Restricted cash as of June 30, 2009 was comprised of $155,000 held on deposit with the trustee for our collateralized debt obligations, or CDOs, and is expected to be used to pay contractual interest and principal. Restricted cash as of December 31, 2008 was $18.8 million.

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

We account for our securities under EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” as amended by FASB Staff Position EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” or EITF 99-20-1. Under EITF 99-20-1, income is recognized using a level yield with any purchase premium or discount accreted through income over the life of the security. This yield is calculated using cash flows expected to be collected which are based on a number of assumptions on the underlying loans. Examples include, among other things, the rate and timing of principal payments, including prepayments, repurchases, defaults and liquidations, the pass-through or coupon rate and interest rates. Additional factors that may affect our reported interest income on our securities include interest payment shortfalls due to delinquencies on the underlying mortgage loans and the timing and magnitude of credit losses on the mortgage loans underlying the securities that are impacted by, among other things, the general condition of the real estate market, including competition for tenants and their related credit quality, and changes in market rental rates. These uncertainties and contingencies are difficult to predict and are subject to future events that may alter the assumptions.

Further, under the guidance of EITF 99-20-1, when, based on current information and events, there has been an adverse change in cash flows expected to be collected from those previously estimated, an other-than-temporary impairment is deemed to have occurred. A change in expected cash flows is considered adverse under the guidance of EITF 99-20-1 if the present value of the revised cash flows (taking into consideration both the timing and amount of cash flows expected to be collected) discounted using the current yield is less than the present value of the previously estimated remaining cash flows, adjusted for cash receipts during the intervening period. Under the guidance of FSP FAS 115-2, as defined below, should an other-than-temporary impairment be deemed to have occurred, the security is written down to fair value. The total other-than-temporary impairment is bifurcated into (i) the amount related to credit losses, and (ii) the amount related to all other factors. The portion of the other-than-temporary impairment related to credit losses is calculated by comparing the amortized cost of the security to the present value of cash flows expected to be collected, discounted at the security’s current yield, and is recognized through earnings on the consolidated statement of operations. The portion of the other-than-temporary impairment related to all other factors is recognized as a component of other comprehensive income/(loss) on the consolidated balance sheet. A portion of other-than-temporary impairments recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through other comprehensive income/(loss) are amortized over the life of the security with no impact on earnings.

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

Loans Receivable, Provision for Loan Losses, Loans Held-for-Sale and Related Allowance
We purchase and originate commercial real estate debt and related instruments, or Loans, generally to be held as long-term investments at amortized cost. Management must periodically evaluate each of these Loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the Loan. If a Loan were determined to be permanently impaired, we would write down the Loan through a charge to the provision for loan losses. Given the nature of our Loan portfolio and the underlying commercial real estate collateral, significant judgment on the part of management is required in determining permanent impairment and the resulting charge to the provision, which includes, but is not limited to, making assumptions regarding the value of the real estate that secures the loan. Each Loan in our portfolio is evaluated at least quarterly using our loan risk rating system which considers loan-to-value, debt yield, cash flow stability, exit plan, loan sponsorship, loan structure and other factors deemed necessary by management to assess the likelihood of delinquency or default. If we believe there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our Loan, and a provision is recorded taking into consideration both the likelihood of delinquency or default and the estimated value of the underlying collateral. Actual losses, if any, could ultimately differ from these estimates.

Loans held-for-sale are carried at the lower of our amortized cost basis and fair value. A reduction in fair value of loans held-for-sale is recorded as a charge to our consolidated statement of operations as a valuation allowance on loans held-for-sale.

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Interest Rate Derivative Financial Instruments
In the normal course of business, we use interest rate derivative financial instruments to manage, or hedge, cash flow variability caused by interest rate fluctuations. Specifically, we currently use interest rate swaps to effectively convert floating rate liabilities that are financing fixed rate assets, to fixed rate liabilities. The differential to be paid or received on these agreements is recognized on the accrual basis as an adjustment to the interest expense related to the attendant liability. The interest rate swap agreements are generally accounted for on a held-to-maturity basis, and, in cases where they are terminated early, any gain or loss is generally amortized over the remaining life of the hedged item. These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment. Changes in value of effective cash flow hedges are reflected in our consolidated financial statements through accumulated other comprehensive income/(loss) and do not affect our net income. To the extent a derivative does not qualify for hedge accounting, and is deemed a non-hedge derivative, the changes in its value are included in net income.

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

Accounting for Stock-Based Compensation
We account for stock-based compensation in accordance with FASB Statement of Financial Accounting Standards No. 123(R) “Share Based Payment,” or FAS 123(R). Upon adoption of FAS 123(R), as of January 1, 2006, we have elected to utilize the modified prospective method, and there was no impact from this adoption. Compensation expense for the time vesting of stock-based compensation grants is recognized on the accelerated attribution method and compensation expense for performance vesting of stock-based compensation grants is recognized on a straight line basis. Compensation expense relating to stock-based compensation is recognized in net income using a fair value measurement method, which we determine with the assistance of a third-party appraisal firm.

The fair value of the restricted shares is measured on the grant date using a Monte Carlo simulation to estimate the probability of the market vesting conditions being satisfied. The Monte Carlo simulation is run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, and is then discounted to the grant date at a risk-free interest rate. The average of the values over all simulations is the expected value of the restricted shares on the grant date. The valuation is performed in a risk-neutral framework, so no assumption is made with respect to an equity risk premium. Significant assumptions used in the valuation include an expected term and stock price volatility, an estimated risk-free interest rate and an estimated dividend growth rate.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Comprehensive Income / (Loss)
We comply with the provisions of the FASB Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” or FAS 130, in reporting comprehensive income and its components in the full set of general purpose financial statements. Total comprehensive loss was ($71.5) million and ($20.1) million, for the six months ended June 30, 2009 and 2008, respectively. The primary components of comprehensive loss other than net income/(loss) are the unrealized gains/(losses) on derivative financial instruments and the component of other-than-temporary impairments on securities recognized in other comprehensive income/(loss). As of June 30, 2009, accumulated other comprehensive loss was ($35.2) million, comprised of net unrealized gains on securities previously classified as available-for-sale of $6.1 million, other-than-temporary impairments on securities of ($7.7) million, net unrealized losses on cash flow swaps of ($33.8) million, and $311,000 of net deferred realized gains on the settlement of cash flow swaps.

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

Reclassifications
Certain reclassifications have been made in the presentation of the prior period consolidated financial statements to conform to the June 30, 2009 presentation.

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

Goodwill
Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired. Under the guidance of FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or FAS 142, goodwill is reviewed, at least annually, in the fourth quarter to determine if there is an impairment at a reporting unit level, or more frequently if an indication of impairment exists. During the second quarter of 2009, we completely impaired goodwill, as described in Note 8. No impairment charges for goodwill were recorded during the year ended December 31, 2008.

Fair Value of Financial Instruments
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Specifically, FAS 157 defines fair value based on exit price, or the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Our assets and liabilities which are measured at fair value are indicated as such in the respective notes to the consolidated financial statements, and are discussed in Note 16 to the consolidated financial statements.

Recent Accounting Pronouncements
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” or FAS 161. FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, with the goal of improving the transparency of financial reporting. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. FAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of FAS 161 on January 1, 2009, did not have a material impact on our consolidated financial statements. The required disclosures are included in Note 11 to the consolidated financial statements.

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

In April 2009, the FASB issued three concurrent Staff Positions, which included: (i) Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115-2, (ii) Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for an Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP FAS 157-4, and (iii) Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments, or FSP FAS 107-1. All three of these FASB Staff Positions are effective for periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 115-2, FSP FAS 157-4 and FSP FAS 107-1 is required to occur concurrently. Accordingly, we adopted all three of these standards as of January 1, 2009.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” or FAS 165. FAS 165 requires that, for listed companies, subsequent events be evaluated through the date that financial statements are issued, and that financial statements clearly disclose the date through which subsequent events have been evaluated. FAS 165 is effective for periods ending after June 15, 2009. The adoption of FAS 165 as of April 1, 2009 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” or FAS 166. FAS 166 amends various components of the guidance under FAS 140 governing sale accounting, including the recognition of assets obtained and liabilities assumed as a result of a transfer, and considerations of effective control by a transferor over transferred assets. In addition, FAS 166 removes the exemption for qualifying special purpose entities from the guidance of FIN 46(R), as amended by FAS 167 discussed below. FAS 166 is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited. While the amended guidance governing sale accounting is applied on a prospective basis, the removal of the qualifying special purpose entity exception will require us to evaluate certain entities for consolidation under FAS 167, as defined below. While we are currently evaluating the effect of adoption of FAS 166, we currently believe that the presentation of our consolidated financial statements may significantly change prospectively upon adoption.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” or FAS 167, which amends guidance in FIN 46(R) for determining whether an entity is a variable interest entity, or VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. FAS 167 is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited. While we are currently evaluating the effect of adoption of FAS 167, we currently believe that the presentation of our consolidated financial statements may significantly change prospectively upon adoption.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” or FAS 168. FAS 168 establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, and states that all guidance contained in the Codification carries equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change GAAP, however it does change the way in which it is to be researched and referenced. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of FAS 168 to have a material impact on our consolidated financial statements.

3.	Securities Held-to-Maturity

Our securities portfolio consists of commercial mortgage-backed securities, or CMBS, CDOs and other securities. Activity relating to our securities portfolio for the six months ended June 30, 2009 was as follows (in thousands):

	CMBS	CDOs & Other	Total Book Value

December 31, 2008	$669,029	$183,182	$852,211

Principal paydowns	(1,467)	(6,389)	(7,856)
Discount/premium amortization & other (1)	1,180	(337)	843
Other-than-temporary impairments:
Recognized in earnings	(7,242)	(5,780)	(13,022)
Recognized in accumulated other comprehensive income	(5,624)	—	(5,624)

June 30, 2009	$655,876	$170,676	$826,552

(1)
Includes mark-to-market adjustments on securities previously classified as available-for-sale, amortization of other-than-temporary impairments recognized in accumulated other comprehensive income and losses, if any.

The following table details overall statistics for our securities portfolio as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Number of securities	77	77
Number of issues	55	55
Rating (1) (2)	BB	BB
Coupon (1) (3)	6.18%	6.23%
Yield (1) (3)	6.63%	6.87%
Life (years) (1) (4)	4.1	4.6

(1)	Represents a weighted average as of June 30, 2009 and December 31, 2008, respectively.
(2)
Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security and exclude $37.9 million face value ($33.7 million book value) of unrated equity investments in collateralized debt obligations.

(3)
Calculations based on LIBOR of 0.31% and 0.44% as of June 30, 2009 and December 31, 2008, respectively. For $37.9 million face value ($33.7 million book value) of securities, calculations use an effective rate based on cash received.

(4)	Weighted average life is based on the timing and amount of future expected principal payments through the expected repayment date of each respective investment.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The table below details the ratings and vintage distribution of the collateral underlying our securities as of June 30, 2009 (in thousands):

	Rating as of June 30, 2009
Vintage	AAA	AA	A	BBB	BB	B	CCC and Below	Total
2007	$—	$—	$—	$—	$10,593	$—	$90,128	$100,721
2006	—	—	—	6,793	—	13,847	28,286	48,926
2005	—	—	—	47,118	15,000	—	—	62,118
2004	—	24,863	21,717	—	35,247	—	—	81,827
2003	9,904	—	—	4,975	—	13,609	1,138	29,626
2002	—	—	—	6,594	—	2,574	10,944	20,112
2001	—	—	—	4,858	14,220	—	—	19,078
2000	7,552	—	—	—	4,978	—	25,588	38,118
1999	—	—	11,483	1,437	17,355	—	—	30,275
1998	121,449	—	82,556	74,866	11,918	7,439	5,121	303,349
1997	—	—	35,275	5,187	8,547	258	18,210	67,477
1996	24,016	—	—	—	—	—	909	24,925
Total	$162,921	$24,863	$151,031	$151,828	$117,858	$37,727	$180,324	$826,552

The table below details the ratings and vintage distribution of the collateral underlying our securities as of December 31, 2008 (in thousands):

	Rating as of December 31, 2008
Vintage	AAA	AA	A	BBB	BB	B	CCC and Below	Total
2007	$—	$—	$—	$—	$32,540	$41,525	$36,356	$110,421
2006	—	—	—	34,502	14,395	—	—	48,897
2005	—	—	—	47,012	15,000	—	—	62,012
2004	—	24,879	28,106	26,120	9,054	—	—	88,159
2003	9,903	—	—	4,972	6,044	7,691	1,115	29,725
2002	—	—	—	6,572	—	13,382	—	19,954
2001	—	—	—	4,871	14,234	—	—	19,105
2000	7,597	—	—	—	5,515	—	27,490	40,602
1999	—	—	11,529	1,441	17,350	—	—	30,320
1998	122,013	—	82,455	74,916	19,347	—	5,144	303,875
1997	—	—	35,615	5,585	8,554	262	23,340	73,356
1996	23,750	—	—	—	—	—	2,035	25,785
Total	$163,263	$24,879	$157,705	$205,991	$142,033	$62,860	$95,480	$852,211

As detailed in Note 2, on August 4, 2005, pursuant to the provisions of FAS 115, we changed the accounting classification of our then portfolio of securities from available-for-sale to held-to-maturity. While we typically account for the securities in our portfolio on a held-to-maturity basis, under certain circumstances we will account for securities on an available-for-sale basis. As of both June 30, 2009 and December 31, 2008, we had no securities classified as available-for-sale. As defined in FSP FAS 115-2, the amortized cost basis of our securities excludes from book value (i) amounts related to mark-to-market adjustments on securities previously classified as available-for-sale and (ii) the portion of other-than-temporary impairments not related to credit losses. The amortized cost basis of our securities portfolio was $828.2 million (of which $657.5 million related to CMBS and $170.7 million related to CDOs and other securities) as of June 30, 2009.

Quarterly, we reevaluate our securities portfolio to determine if there has been an other-than-temporary impairment based upon expected future cash flows. As a result of this evaluation, under the guidance of EITF 99-20-1, we believe that there has been an adverse change in expected cash flows for one of the securities in our portfolio and, therefore, recognized an aggregate gross other-than-temporary impairment of $4.0 million during the three months ended June 30, 2009. Of this total other-than-temporary impairment, all $4.0 million is related to credit losses, as defined under FSP FAS 115-2, and has been recorded through earnings. During the first quarter of 2009, we recorded a gross other-than-temporary impairment of $14.6 million, of which $9.0 million was related to credit losses and recorded through earnings, and $5.6 million was related to other factors and recorded as a component of accumulated other comprehensive income/(loss) on our consolidated balance sheet with no impact on earnings.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

To determine the component of the gross other-than-temporary impairment related to credit losses, we compare the amortized cost basis of each other-than-temporarily impaired security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. Significant judgment of management is required in this analysis that includes, but is not limited to, assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans. Other factors considered in determining the component of other-than-temporary impairments related to credit losses include current subordination levels at both the individual loans which serve as collateral under our securities and at the securities themselves, and the current unamortized discounts or premiums on our securities.

The following table summarizes activity related to the amount of other-than-temporary impairments related to credit losses during the six months ended June 30, 2009 (in thousands):

	Gross Other-Than-Temporary Impairments	Non-Credit Related Other-Than-Temporary Impairments	Credit Related Other-Than-Temporary Impairments

December 31, 2008	$2,243	$—	$2,243

Impact of change in accounting principle (1)	—	2,243	(2,243)
Additions due to change in expected cash flows	18,646	5,624	13,022
Amortization of other-than-temporary impairments	(90)	(134)	44

June 30, 2009	$20,799	$7,733	$13,066

(1)
Represents a reclassification to other comprehensive income of other-than-temporary impairments on securities which were previously recorded in earnings. As discussed in Note 2, upon adoption of FSP FAS 115-2 these impairments were reassessed and determined to be related to factors other than credit losses.

Certain of our securities are carried at values in excess of their fair values. This difference can be caused by, among other things, changes in interest rates, changes in credit spreads, realized/unrealized losses in the underlying collateral and general market conditions. As of June 30, 2009, 67 securities with an aggregate carrying value of $793.7 million were carried at values in excess of their fair values. Fair value for these securities was $484.6 million as of June 30, 2009. In total, as of June 30, 2009, we had 77 investments in securities with an aggregate carrying value of $826.6 million that have an estimated fair value of $525.1 million, including 66 investments in CMBS with an estimated fair value of $422.1 million and 11 investments in CDOs and other securities with an estimated fair value of $103.0 million (these valuations do not include the value of interest rate swaps entered into in conjunction with the purchase/financing of these investments). We determine fair values using third party dealer assessments of value, supplemented in certain cases with our own internal estimations of fair value. We regularly examine our securities portfolio and have determined that, despite these changes in fair value, our expectations of future cash flows have only changed adversely for seven securities in our portfolio since our last annual financial report, as of December 31, 2008. As noted above, we have therefore recognized an aggregate gross other-than-temporary impairment of $18.6 million for these assets during the six months ended June 30, 2009.

Our estimation of cash flows expected to be generated by our securities portfolio is based upon an internal review of the underlying mortgage loans securing our investments both on an absolute basis and compared to our initial underwriting for each investment. Our efforts are supplemented by third party research reports, third party market assessments and our dialogue with market participants. As of June 30, 2009 we do not intend to sell our securities, nor do we believe it is more likely than not that we will be required to sell our securities before recovery of their amortized cost bases, which may be at maturity. This, combined with our assessment of cash flows, is the basis for our conclusion that these investments are not impaired despite the differences between estimated fair value and book value. We attribute the difference between book value and estimated fair value to the current market dislocation and a general negative bias against structured financial products such as CMBS and CDOs.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table shows the gross unrealized losses and fair value of our securities for which the fair value is lower than our book value as of June 30, 2009 and that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		Greater Than 12 Months		Total

	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Book Value (1)

Floating Rate	$—	$—	$55.9	($106.2)	$55.9	($106.2)	$162.1

Fixed Rate	119.4	(20.3)	309.3	(182.6)	428.7	(202.9)	631.6

Total	$119.4	($20.3)	$365.2	($288.8)	$484.6	($309.1)	$793.7

(1)
Excludes, as of June 30, 2009,  $32.8 million of securities which were carried at or below fair value and securities against which an other-than-temporary impairment equal to the entire book value was recognized in earnings.

As of December 31, 2008 our securities portfolio included 77 investments in securities with an aggregate carrying value of $852.2 million that had an estimated market value of $582.5 million, including 66 investments in CMBS with an estimated fair value of $456.1 million and 11 investments in CDOs and other securities with an estimated fair value of $126.4 million. The following table shows the gross unrealized losses and fair value of our securities for which the fair value is lower than our book value as of December 31, 2008 and that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		Greater Than 12 Months		Total

	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Book Value (1)

Floating Rate	$0.2	($0.6)	$89.0	($82.0)	$89.2	($82.6)	$171.8

Fixed Rate	183.8	(36.1)	268.4	(156.4)	452.2	(192.5)	644.7

Total	$184.0	($36.7)	$357.4	($238.4)	$541.4	($275.1)	$816.5

(1)
Excludes, as of December 31, 2008, $35.7 million of securities  which were carried at or below fair value and securities against which an other-than-temporary impairment equal to the entire book value was recognized in earnings.

Our securities portfolio includes investments in three entities that are, or could potentially be construed to be, variable interest entities, or VIEs, as defined in FIN 46(R). In each of these three cases, we own less than 50% of the variable interest, are not the primary beneficiary as defined in FIN 46(R) and, therefore, do not consolidate the operations of the entity in our consolidated financial statements. As of June 30, 2009, the aggregate carrying value of these three assets recorded as part of our securities portfolio on our balance sheet was $70.1 million. These entities have direct and synthetic exposure to real estate debt and securities in the aggregate amount of $1.7 billion that is financed by the issuance of CDOs to third parties. We have limited control over the operation of these entities and have not provided, nor are obligated to provide any financial support to any of these entities. One of the three entities was sponsored by us. Our maximum exposure to loss as a result of our involvement with these entities is $78.7 million, the principal amount of our investments.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

4.	Loans Receivable, net

Activity relating to our loans receivable for the six months ended June 30, 2009 was as follows (in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value

December 31, 2008	$1,847,811	($57,577)	$1,790,234

Additional fundings (1)	6,029	—	6,029
Satisfactions (2)	(33,803)	—	(33,803)
Principal paydowns	(11,861)	—	(11,861)
Discount/premium amortization & other	1,031	—	1,031
Provision for loan losses	—	(66,493)	(66,493)
Realized loan losses	(2,664)	2,664	—
Reclassification to loans held-for-sale	(40,362)	—	(40,362)

June 30, 2009	$1,766,181	($121,406)	$1,644,775

(1)	Additional fundings includes capitalized interest of $1.0 million for the six months ended June 30, 2009.
(2)	Includes final maturities and full repayments.

The following table details overall statistics for our loans receivable portfolio as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Number of investments	65	73
Coupon (1) (2)	3.54%	3.90%
Yield (1) (2)	3.55%	4.09%
Maturity (years) (1) (3)	2.9	3.3

(1)	Represents a weighted average as of June 30, 2009 and December 31, 2008, respectively.
(2)	Calculations based on LIBOR of 0.31% as of June 30, 2009 and LIBOR of 0.44% as of December 31, 2008.
(3)	Represents the maturity of the investment assuming all extension options are executed.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The tables below detail the property type and geographic distribution of the properties securing our loans receivable as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009		December 31, 2008
Property Type	Book Value	Percentage	Book Value	Percentage
Hotel	$682,528	41%	$688,332	38%
Office	605,733	38	661,761	37
Healthcare	147,109	9	147,397	8
Multifamily	35,640	2	123,492	7
Retail	39,836	2	42,385	3
Other	133,929	8	126,867	7
Total	$1,644,775	100%	$1,790,234	100%

Geographic Location	Book Value	Percentage	Book Value	Percentage
Northeast	$489,566	30%	$560,071	31%
Southeast	347,002	21	387,500	22
Southwest	283,986	17	295,490	16
West	215,326	13	235,386	13
Northwest	91,163	6	91,600	5
Midwest	28,122	2	28,408	2
International	122,397	7	122,387	7
Diversified	67,213	4	69,392	4
Total	$1,644,775	100%	$1,790,234	100%

Quarterly, management reevaluates the provision for loan losses based upon our current portfolio of loans. Each loan in our portfolio is evaluated using our loan risk rating system which considers loan-to-value, debt yield, cash flow stability, exit plan, loan sponsorship, loan structure and other factors necessary to, among other things, assess the likelihood of delinquency or default. If we believe that there is a potential for delinquency or default, a downside analysis is prepared to estimate the value of the collateral underlying our loan, and a provision is recorded taking into consideration both the likelihood of delinquency or default and the estimated value of the underlying collateral.

As of June 30, 2009, we had provisions for loan losses on 11 loans with an aggregate net book value of $64.3 million ($185.7 million gross carrying value, net of a $121.4 million provision). These include one loan with a principal balance of $11.1 million which is current in its interest payments, against which we have recorded a $1.7 million provision, as well as ten loans which are delinquent on contractual payments with an aggregate gross carrying value of $174.8 million, against which we have recorded a $119.9 million provision.

In some cases our loan originations are not fully funded at closing, creating an obligation for us to make future fundings, which we refer to as Unfunded Loan Commitments. Typically, Unfunded Loan Commitments are part of construction and transitional loans. As of June 30, 2009, our six Unfunded Loan Commitments totaled $13.5 million. Of the total Unfunded Loan Commitments, $9.0 million will only be funded when and/or if the borrower meets certain performance hurdles with respect to the underlying collateral. As of June 30, 2009, $5.6 million of the Unfunded Loan Commitments relates to a loan classified as held-for-sale, as described in Note 5.

5.	Loans Held-for-Sale, net

As of June 30, 2009, we were in discussions with the borrower under one loan to settle their obligation at a discount. This loan has a gross carrying value of $14.4 million and a net carrying value of $12.0 million as of June 30, 2009, and is classified as held-for-sale.

On April 6, 2009, one loan which had previously been classified as held-for-sale was transferred to the secured lender, Lehman Brothers, in satisfaction of our obligations under our secured borrowing facility.

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details overall statistics for our loans held-for-sale as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Number of investments	1	4
Coupon (1) (2)	L + 4.50%	2.54%
Yield (1) (2)	4.81%	2.62%
Maturity (years) (1) (3)	2.8	3.2

(1)	Represents a weighted average as of December 31, 2008 based on gross carrying value, before any valuation allowance.
(2)	Calculations based on LIBOR of 0.31% as of June 30, 2009 and LIBOR of 0.44% as of December 31, 2008.
(3)	Represents the maturity of the investment assuming all extension options are executed, and does not give effect to known sales or transfers subsequent to the balance sheet date.

Loans held-for-sale are carried at the lower of our amortized cost basis and fair value. As of June 30, 2009, we had recorded a valuation allowance of $2.4 million against the remaining loan. We determined the valuation allowance on loans held-for-sale based upon transactions which are expected to occur in the near future.

6.	Real Estate Held-for-Sale

In 2008, we, together with our co-lender, foreclosed on a loan secured by a multifamily property, and took title to the collateral securing the original loan. At the time the foreclosure occurred, the loan had a book balance of $11.9 million which was reclassified as Real Estate Held-for-Sale (also referred to as Real Estate Owned) on our consolidated balance sheet as of December 31, 2008 to reflect our ownership interest in the property. Since that time, we have received $564,000 of accumulated cash from the property, which has been recorded as a reduction to our basis in the asset. We have recorded an aggregate $4.2 million impairment since the time of foreclosure to reflect the property at fair value as of June 30, 2009. Subsequent to quarter-end, in July 2009, we sold this asset for $7.1 million, our book value, and accordingly we did not record a material gain or loss on the sale.

7.	Equity Investment in Unconsolidated Subsidiaries

Our equity investments in unconsolidated subsidiaries consist primarily of our co-investments in investment management vehicles that we sponsor and manage. As of June 30, 2009, we had co-investments in two such vehicles, Fund III, in which we have a 4.7% investment, and CTOPI, in which we have a 4.6% investment. In addition to our co-investments, we record capitalized costs associated with these vehicles in equity investments in unconsolidated subsidiaries.

Activity relating to our equity investment in unconsolidated subsidiaries for the six months ended June 30, 2009 was as follows (in thousands):

	Fund III	CTOPI	Other	Total

December 31, 2008	$597	$1,782	$4	$2,383

Contributions	—	2,315	—	2,315
Loss from equity investments	(214)	(1,996)	(1)	(2,211)

June 30, 2009	$383	$2,101	$3	$2,487

In accordance with the management agreements with Fund III and CTOPI, CTIMCO may earn incentive compensation when certain returns are achieved for the shareholders/partners of Fund III and CTOPI, which will be accrued if and when earned, and when appropriate contingencies have been eliminated. In the event that additional capital calls are made at Fund III, we may be required to refund some or all of the $5.6 million incentive compensation previously received. At June 30, 2009, our maximum exposure to loss from Fund III and CTOPI was $6.3 million and $7.4 million, respectively.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

8.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Deferred financing costs, net	$6,549	$8,342
Prepaid rent/security deposit	914	928
Prepaid expenses	485	1,044
Deposits and other receivables	384	1,422
Other assets	293	523
Common equity - CT Preferred Trusts	—	3,875
Goodwill	—	2,235
	$8,625	$18,369

Deferred financing costs include costs related to our debt obligations and are amortized using the effective interest method or a method that approximates the effective interest method, as applicable, over the life of the related debt obligations.

Our ownership interests in CT Preferred Trust I and CT Preferred Trust II, the statutory trust issuers of our legacy trust preferred securities backed by our junior subordinated notes, were accounted for using the equity method due to our determination that they were variable interest entities in which we were not the primary beneficiary under FIN 46(R). In connection with the debt restructuring described in Note 9, we eliminated 100% of our ownership interest in both CT Preferred Trust I and CT Preferred Trust II.

In June 2007, we purchased a healthcare loan origination platform for $2.6 million ($1.9 million in cash and $700,000 in common stock) and recorded $2.2 million of goodwill in connection with the acquisition. In December 2008, we transferred the ownership interest in the healthcare loan origination platform back to its original owners. Under the guidance of FAS 142, we assess goodwill for impairment at least annually unless events occur which otherwise require consideration for impairment at an interim date. Based on an assessment of our current business, as it relates to the previously acquired entity, we impaired goodwill completely as of June 30, 2009.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

9.	Debt Obligations

As of June 30, 2009 and December 31, 2008, we had $1.9 billion and $2.1 billion of total debt obligations outstanding, respectively. The balances of each category of debt, their respective coupons and all-in effective costs, including the amortization of fees and expenses, were as follows (in thousands):

	June 30,	June 30,	December 31,
	2009	2009	2008	June 30, 2009
Debt Obligation	Principal Balance	Book Balance	Book Balance	Coupon(1)	All-In Cost(1)		Maturity Date(2)

Repurchase obligations and secured debt
JPMorgan	$288,734	$288,265	$336,271	1.83%	1.87%		March 15, 2011
Morgan Stanley	170,147	169,901	182,937	2.19%	2.20%		March 15, 2011
Citigroup	44,377	44,290	63,830	1.65%	1.71%		March 15, 2011
Lehman Brothers	—	—	18,014	—	—		—
Goldman Sachs	—	—	88,282	—	—		—
UBS	—	—	9,720	—	—		—
Total repurchase obligations and secured debt	503,258	502,456	699,054	1.94%	1.97%		March 15, 2011

Collateralized debt obligations (CDOs)
CDO I	247,476	247,476	252,045	0.93%	1.21%		December 3, 2011
CDO II	294,968	294,968	298,913	0.81%	1.06%		July 1, 2012
CDO III	255,265	256,635	257,515	5.23%	5.51%		January 7, 2013
CDO IV (3)	334,585	334,585	347,562	0.93%	1.03%		November 7, 2012
Total CDOs	1,132,294	1,133,664	1,156,035	1.87%	2.08%		August 5, 2012

Senior credit facility - WestLB	99,698	99,698	100,000	3.31%	7.20%		March 15, 2011

Junior subordinated notes - A (4)	143,753	126,085	—	1.00%	4.28%		April 30, 2036
Junior subordinated notes - B	—	—	128,875	—	—		—

Total/Weighted Average	$1,879,003	$1,861,903	$2,083,964	1.90%	3.62	%(5)	October 1, 2013

(1)	Floating rate debt obligations assume LIBOR at June 30, 2009 of 0.31%.
(2)
Maturity dates for our repurchase obligations with JPMorgan, Morgan Stanley and Citigroup, and our senior credit facility, assume we meet the necessary conditions to exercise our one year extension option. Maturity dates for our CDOs represent a weighted average of expected principal repayments to the respective bondholders.

(3)	Comprised (at June 30, 2009) of $321.3 million of floating rate notes sold and $13.3 million of fixed rate notes.
(4)
Represents the junior subordinated notes issued pursuant to the exchange transactions on March 16, 2009 and May 14, 2009. The coupon will remain at 1.00% per annum through April 29, 2012, increase to 7.23% per annum for the period from April 30, 2012 through April 29, 2016 and then convert to a floating interest rate of three-month LIBOR + 2.44% per annum through maturity.

(5)	Includes the effective cost of interest rate swaps of 1.14% per annum as of June 30, 2009.

On March 16, 2009, we consummated a restructuring of substantially all of our recourse debt obligations with certain of our secured and unsecured creditors pursuant to the amended terms of our secured credit facilities, our senior credit agreement and certain of our junior subordinated notes.

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

Specifically, on March 16, 2009, we entered into separate amendments to the respective master repurchase agreements with JPMorgan, Morgan Stanley and Citigroup. Pursuant to the terms of each such agreement, we repaid the balance outstanding with each participating secured lender by an amount equal to three percent (3%) of the then outstanding principal amount due under its existing secured, recourse credit facility, $17.7 million in the aggregate, and further amended the terms of each such facility, without any change to the collateral pool securing the debt owed to each participating secured lender, to provide the following:

•
Maturity dates were modified to one year from the March 16, 2009 effective date of each respective agreement, which maturity dates may be extended further for two one-year periods. The first one-year extension option is exercisable by us so long as the outstanding balance as of the first extension date is less than or equal to a certain amount, reflecting a reduction of twenty percent (20%), including the upfront payment described above, of the outstanding amount from the date of the amendments, and no other defaults or events of default have occurred and are continuing, or would be caused by such extension. The second one-year extension option is exercisable by each participating secured lender in its sole discretion.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

•
We agreed to pay each secured participating lender periodic amortization as follows: (i) mandatory payments, payable monthly in arrears, in an amount equal to sixty-five (65%) (subject to adjustment in the second year) of the net interest income generated by each such lender’s collateral pool, and (ii) one hundred percent (100%) of the principal proceeds received from the repayment of assets in each such lender’s collateral pool. In addition, under the terms of the amendment with Citigroup, we agreed to pay Citigroup an additional quarterly amortization payment equal to the lesser of: (x) Citigroup’s then outstanding senior secured credit facility balance or (y) the product of (i) the total cash paid (including both principal and interest) during the period to our senior credit facility in excess of an amount equivalent to LIBOR plus 1.75% based upon a $100.0 million facility amount, and (ii) a fraction, the numerator of which is Citigroup’s then outstanding senior secured credit facility balance and the denominator is the total outstanding secured indebtedness of the secured participating lenders.

•
We further agreed to amortize each participating secured lender’s secured debt at the end of each calendar quarter on a pro rata basis until we have repaid our secured, recourse credit facilities and thereafter our senior credit facility in an amount equal to any unrestricted cash in excess of the sum of (i) $25.0 million, and (ii) any unfunded loan and co-investment commitments.

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

•
We eliminated the cash margin call provisions and amended the mark-to-market provisions that were in effect under the original terms of the secured credit facilities. Under the revised secured credit facilities, going forward, collateral value will be determined by our lenders based upon changes in the performance of the underlying real estate collateral as opposed to changes in market spreads under the original terms. Beginning September 2009, or earlier in the case of defaults on loans that collateralize any of our secured credit facilities, each collateral pool will be valued monthly on this basis. If the ratio of a secured lender’s total outstanding secured credit facility balance to total collateral value exceeds 1.15x the ratio calculated as of the effective date of the amended agreements, we will be required to liquidate collateral and reduce the borrowings or post other collateral in an effort to bring the ratio back into compliance with the prescribed ratio, which may or may not be successful.

In each master repurchase agreement amendment and the amendment to our senior credit agreement described in greater detail below, which we collectively refer to as our restructured debt obligations, we also replaced all existing financial covenants with the following uniform covenants which:

•
prohibit new balance sheet investments except, subject to certain limitations, co-investments in our investment management vehicles or protective investments to defend existing collateral assets on our balance sheet;

•	prohibit the incurrence of any additional indebtedness except in limited circumstances;

•
limit the total cash compensation to all employees and, specifically with respect to our chief executive officer, chief operating officer and chief financial officer, freeze their base salaries at 2008 levels, and require cash bonuses to any of them to be approved by a committee comprised of one representative designated by the secured lenders, the administrative agent under the senior credit facility and the chairman of our board of directors;

•	prohibit the payment of cash dividends to our common shareholders except to the minimum extent necessary to maintain our REIT status;

•	require us to maintain a minimum amount of liquidity, as defined, of $7.0 million in year one and $5.0 million thereafter;

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

•
trigger an event of default if both our chief executive officer and chief operating officer cease their current employment during the term of the agreement and we fail to hire replacements acceptable to the lenders; and

•
trigger an event of default, if any event or condition occurs which causes any obligation or liability of more than $1.0 million to become due prior to its scheduled maturity or any monetary default under our restructured debt obligations if the amount of such obligation is at least $1.0 million.

Pursuant to the restructuring, the interest rates on our secured borrowings remain the same as those previously in effect.

The following table details our progress towards reducing the outstanding principal amounts under our secured credit facilities in order to meet the conditions for the first one-year extension thereof (in thousands):

					March 16, 2009 to June 30, 2009 Change
	June 30, 2009		March 16, 2009				Target	Additional
Participating Secured Lender	Collateral Balance (1)	Debt Obligation (A)	Collateral Balance (1)	Debt Obligation	Collateral Balance (1)	Debt Obligation	Debt Obligation (B)	Debt Reduction Required (A-B) (2)
JPMorgan (3)	$529,438	$288,734	$559,548	$334,968	$(30,110)	$(46,234)	$267,938	$20,796
Morgan Stanley	408,038	170,147	411,342	181,350	(3,304)	(11,203)	145,080	25,067
Citigroup	77,648	44,377	99,590	63,830	(21,942)	(19,453)	50,894	N/A
	$1,015,124	$503,258	$1,070,480	$580,148	$(55,356)	$(76,890)	$463,912	$45,863

(1)	Represents the aggregate outstanding principal balance of collateral as of each respective period.
(2)	Represents the amount by which we need to reduce our debt obligations by March 15, 2010.
(3)
The additional debt reduction required under our agreement with JPMorgan is subject to adjustment based on changes in the fair value of certain of our interest rate swap agreements with JPMorgan between June 30, 2009 and March 15, 2010. Amount noted above assumes no change in the fair value of such derivatives as of June 30, 2009.

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

On March 16, 2009, we issued to JPMorgan, Morgan Stanley and Citigroup warrants to purchase 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share, which is equal to the closing bid price on the New York Stock Exchange on March 13, 2009. The fair value assigned to these warrants, totaling $940,000, has been recorded as a discount on the related debt obligations with a corresponding increase to additional paid-in capital, and will be accreted as a component of interest expense over the term of each respective facility. The warrants were valued using the Black-Scholes valuation method.

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

On April 6, 2009, we entered into a satisfaction, termination and release agreement with Lehman Brothers pursuant to which both parties terminated their right, title and interest in, to and under the existing agreement. As of the date of termination, we had an $18.0 million outstanding obligation due under the existing facility, and our recorded book value of the collateral was $25.9 million. We consented to transfer to Lehman, and Lehman unconditionally accepted, all of our right, title and interest in the collateral, and the termination fully satisfied all of our obligations under the facility.

As of June 30, 2009, we had book balances of $288.3 million under our agreement with JP Morgan at an all-in cost of LIBOR plus 1.56%, $169.9 million under our agreement with Morgan Stanley at an all-in cost of LIBOR plus 1.89% and $44.3 million under our agreement with Citigroup at an all-in cost of LIBOR plus 1.40%. These balances reflect the amortization of the warrants issued in conjunction with our debt restructuring described above.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details the aggregate outstanding principal balance, carrying value and fair value of our loans and securities which were pledged as collateral under our secured credit facilities as of June 30, 2009, as well as the amount at risk under each facility (in thousands). The amount at risk is generally equal to the carrying value of our collateral less the carrying value of the attendant credit facility.

	Loans and Securities Collateral Balances, as of June 30, 2009
Secured Lender	Principal Balance	Carrying Value	Fair Market Value	Amount at Risk
JPMorgan	$529,438	$507,068	$366,056	$226,800
Morgan Stanley	408,038	359,030	236,387	188,884
Citigroup	77,648	75,060	60,370	30,683
	$1,015,124	$941,158	$662,813	$446,367

Senior Credit Facility

On March 16, 2009, we entered into an amended and restated senior credit agreement governing our term loan from WestLB AG, New York Branch, participant and administrative agent, Fortis Capital Corp., Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Morgan Stanley Bank, N.A. and Deutsche Bank Trust Company Americas, which we collectively refer to as the senior lenders. Pursuant to the amended and restated senior credit agreement, we and the senior lenders agreed to:

•
extend the maturity date of the senior credit agreement to be co-terminus with the maturity date of the secured credit facilities with the participating secured lenders (as they may be further extended until March 16, 2012, as described above);

•	increase the cash interest rate under the senior credit agreement to LIBOR plus 3.00% per annum (from LIBOR plus 1.75%), plus an accrual rate of 7.20% per annum less the cash interest rate;

•
initiate quarterly amortization equal to the greater of: (i) $5.0 million per annum and (ii) 25% of the annual cash flow received from our currently unencumbered collateralized debt obligation interests;

•	pledge our unencumbered collateralized debt obligation interests and provide a negative pledge with respect to certain other assets; and

•	replace all existing financial covenants with substantially similar covenants and default provisions to those described above with respect to the participating secured facilities.

As of June 30, 2009, we had $99.7 million outstanding under our senior credit facility at a cash cost of LIBOR plus 3.00%. During the quarter ended June 30, 2009, we made our first quarterly amortization payment of $1.3 million and we also capitalized $948,000 of interest.

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

On May 14, 2009, we reached an agreement with the remaining holders of our Trust II Securities to issue new junior subordinated notes on substantially similar terms as mentioned above in exchange for $21.9 million face amount of the Trust Securities.

Pursuant to the exchange agreements dated March 16, 2009 and May 14, 2009, we issued $143.8 million aggregate principal amount of new junior subordinated notes due on April 30, 2036 (an amount equal to 115% of the aggregate face amount of the Trust Securities exchanged). The interest rate payable under the new subordinated notes is 1% per annum from the date of exchange through and including April 29, 2012, which we refer to as the modification period. After the modification period, the interest rate will revert to a blended rate equal to that which was previously payable under the notes underlying the Trust Securities, a fixed rate of 7.23% per annum through and including April 29, 2016, and thereafter a floating rate, reset quarterly, equal to three-month LIBOR plus 2.44% until maturity. The new junior subordinated notes will mature on April 30, 2036 and will be freely redeemable by us at par at any time. The new junior subordinated notes contain a covenant that through April 30, 2012, subject to certain exceptions, we may not declare or pay dividends or distributions on, or redeem, purchase or acquire any of our equity interests except to the extent necessary to maintain our status as a REIT. Except for the foregoing, the new junior subordinated notes contain substantially similar provisions as the Trust Securities.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

As part of the agreement with Taberna, we also paid $750,000 to cover third party fees and costs incurred in connection with the exchange transaction.

As of June 30, 2009, we had a principal balance of $143.8 million ($126.1 million book balance) of junior subordinated notes at a cash cost of 1.00% per annum.

Collateralized Debt Obligations

As of June 30, 2009, we had collateralized debt obligations, or CDOs, outstanding from four separate issuances with a total face value of $1.1 billion. Our CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet representing the amortized sales price of the securities we sold to third parties. On a combined basis, our CDOs provide us with $1.1 billion of non-recourse, non-mark-to-market, index matched financing at a weighted average cash cost of 0.54% over the applicable indices (1.87% at June 30, 2009) and a weighted average all-in cost of 0.75% over the applicable indices (2.08% at June 30, 2009). During the second quarter of 2009, we received downgrades to 8 classes of our first CDO, CT CDO 2004-1 Ltd., 5 classes of our second CDO, CT CDO 2005-1 Ltd., 2 classes of our third CDO, CT CDO III Ltd., and 7 classes of our fourth CDO, CT CDO IV Ltd..

CDO I and CDO II each have interest coverage and overcollateralization tests, which if breached provide for hyper-amortization of the senior notes sold by a redirection of cash flow that would otherwise have been paid to the subordinate classes, some of which are owned by us. If such tests are in breach for six consecutive months, the reinvesting feature of the CDO is suspended. The hyper-amortization would cease once the test is back in compliance. The overcollateralization tests are a function of impairments to the CDO collateral. During the first quarter of 2009, we were informed by our CDO trustee of impairments due to rating agency downgrades of certain of the securities which serve as collateral in all of our CDOs. The impairments resulted in a breach of the CDO II overcollateralization test. During the second quarter, additional ratings downgrades on securities combined with the non-performance of loan collateral resulted in a breach of the CDO I overcollateralization test and a breach of the CDO II interest coverage test as well an additional CDO II overcollateralization test failure. As described above, these breaches have caused the redirection of CDO I and CDO II cash flow that would otherwise have been paid to the subordinate classes of the CDOs, some of which we own.

Furthermore, all four of our CDOs provide for the re-classification of interest proceeds from impaired collateral as principal proceeds. During the first quarter of 2009, we were informed by our CDO trustee of impairments due to rating agency downgrades of certain of the securities which serve as collateral in all of our CDOs resulting in the reclassification of interest proceeds from those securities as principal proceeds. During the second quarter of 2009, additional downgrades of securities in CDO IV resulted in additional impairments and therefore a significant diminution of cash flow to us. Other than collateral management fees, we currently receive cash payments from only one of our four CDOs, CDO III.

10.	Participations Sold

Participations sold represent interests in certain loans that we originated and subsequently sold to CT Large Loan 2006, Inc. (one of our investment management vehicles) and third parties. We present these sold interests as both assets and liabilities (in equal amounts) in conformity with GAAP on the basis that these arrangements do not qualify as sales under FAS 140. As of June 30, 2009, we had five such participations sold with a total book balance of $292.6 million at a weighted average coupon of LIBOR plus 3.27% (3.58% at June 30, 2009) and a weighted average yield of LIBOR plus 3.29% (3.60% at June 30, 2009). The income earned on the loans is recorded as interest income and an identical amount is recorded as interest expense on the consolidated statements of operations.

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

To manage interest rate risk, we typically employ interest rate swaps, or other arrangements, to convert a portion of our floating rate debt to fixed rate debt in order to index match our assets and liabilities. The interest rate swaps that we employ are designated as cash flow hedges and are designed to hedge fixed rate assets against floating rate liabilities. Under cash flow hedges, we pay our hedge counterparties a fixed rate amount and our counterparties pay us a floating rate amount, which are settled monthly, and recorded as a component of interest expense. Our counterparties in these transactions are financial institutions and we are dependent upon the financial health of these counterparties and a functioning interest rate derivative market in order to effectively execute our hedging strategy.

The following table summarizes the notional and fair values of our derivative financial instruments as of June 30, 2009. The notional value provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk (in thousands):

Hedge	Type	Counterparty	Notional Amount	Interest Rate	Maturity	Fair Value

Swap	Cash Flow Hedge	Swiss RE Financial	$274,312	5.10%	2015	($22,011)
Swap	Cash Flow Hedge	Bank of America	73,510	4.58%	2014	(3,036)
Swap	Cash Flow Hedge	Morgan Stanley	18,282	3.95%	2011	(877)
Swap	Cash Flow Hedge	JPMorgan Chase	18,012	5.14%	2014	(1,987)
Swap	Cash Flow Hedge	JPMorgan Chase	16,894	4.83%	2014	(1,655)
Swap	Cash Flow Hedge	JPMorgan Chase	16,377	5.52%	2018	(2,440)
Swap	Cash Flow Hedge	JPMorgan Chase	12,310	5.02%	2009	(76)
Swap	Cash Flow Hedge	Bank of America	11,054	5.05%	2016	(924)
Swap	Cash Flow Hedge	JPMorgan Chase	7,062	5.11%	2016	75
Swap	Cash Flow Hedge	Bank of America	5,104	4.12%	2016	(210)
Swap	Cash Flow Hedge	JPMorgan Chase	3,273	5.45%	2015	(439)
Swap	Cash Flow Hedge	JPMorgan Chase	2,843	5.08%	2011	(193)
Swap	Cash Flow Hedge	Morgan Stanley	780	5.31%	2011	(50)
Total/Weighted Average			$459,813	4.96%	2015	($33,823)

As of June 30, 2009, we were party to 13 interest rate swaps with a combined notional value of $459.8 million. During the six months ended June 30, 2009, we did not enter into any new derivative financial instrument contracts.

The table below shows the fair values and balance sheet location of our interest rate hedges as of June 30, 2009 and December 31, 2008 (in thousands):

		June 30, 2009		December 31, 2008
Hedge	Type	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location

Swap	Cash Flow Hedge	($22,011)	Interest rate hedge liabilities	($29,383)	Interest rate hedge liabilities
Swap	Cash Flow Hedge	(3,036)	Interest rate hedge liabilities	(4,526)	Interest rate hedge liabilities
Swap	Cash Flow Hedge	(877)	Interest rate hedge liabilities	(1,053)	Interest rate hedge liabilities
Swap	Cash Flow Hedge	(1,987)	Interest rate hedge liabilities	(2,867)	Interest rate hedge liabilities
Swap	Cash Flow Hedge	(1,655)	Interest rate hedge liabilities	(2,550)	Interest rate hedge liabilities
Swap	Cash Flow Hedge	(2,440)	Interest rate hedge liabilities	(3,827)	Interest rate hedge liabilities
Swap	Cash Flow Hedge	(76)	Interest rate hedge liabilities	(302)	Interest rate hedge liabilities
Swap	Cash Flow Hedge	(924)	Interest rate hedge liabilities	(1,366)	Interest rate hedge liabilities
Swap	Cash Flow Hedge	75	Interest rate hedge assets	(706)	Interest rate hedge liabilities
Swap	Cash Flow Hedge	(210)	Interest rate hedge liabilities	(430)	Interest rate hedge liabilities
Swap	Cash Flow Hedge	(439)	Interest rate hedge liabilities	(663)	Interest rate hedge liabilities
Swap	Cash Flow Hedge	(193)	Interest rate hedge liabilities	(241)	Interest rate hedge liabilities
Swap	Cash Flow Hedge	(50)	Interest rate hedge liabilities	(60)	Interest rate hedge liabilities
Total		($33,823)		($47,974)

As of June 30, 2009, the derivative financial instruments were reported at their fair value of $75,000 as interest rate hedge assets and $33.9 million as interest rate hedge liabilities.

The table below shows amounts recorded to other comprehensive income and amounts recorded to interest expense from other comprehensive income for the six months ended June 30, 2009 and 2008 (in thousands):

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

	Amount of gain		Amount of loss
	recognized in OCI		reclassified from OCI to income
	for the six months ended		for the six months ended (1)
Hedge	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	Income Statement Location

Interest rate swaps	$14,151	$1,764	$(10,328)	$(4,432)	Interest expense

(1)	Represents net amounts paid to swap counterparties during the period, which are included in interest expense, offset by an immaterial amount of non-cash swap amortization.

All of our hedges were classified as highly effective for all of the periods presented, and over the next twelve months we expect approximately $17.6 million to be reclassified from other comprehensive income to interest expense.

Certain of our derivative agreements contain provisions whereby a default on any of our debt obligations could also constitute a default under these derivative obligations. As of June 30, 2009, the fair value of such derivatives in a net liability position related to these agreements was $7.8 million. If we had breached any of these provisions at June 30, 2009, we could have been required to settle our obligations under the agreements at their termination value.

As of June 30, 2009, we were not in default under any of our debt obligations and have not posted any assets as collateral under our derivative agreements.

12.	Shareholders’ Equity

Authorized Capital
We have the authority to issue up to 200,000,000 shares of stock, consisting of (i) 100,000,000 shares of class A common stock and (ii) 100,000,000 shares of preferred stock. Subject to applicable New York Stock Exchange listing requirements, our board of directors is authorized to issue additional shares of authorized stock without shareholder approval.

Common Stock
Shares of class A common stock are entitled to vote on all matters presented to a vote of shareholders, except as provided by law or subject to the voting rights of any outstanding preferred stock. Holders of record of shares of class A common stock on the record date fixed by our board of directors are entitled to receive such dividends as may be declared by the board of directors subject to the rights of the holders of any outstanding preferred stock. A total of 22,053,342 shares of common stock were issued and outstanding as of June 30, 2009.

We did not repurchase any of our common stock during the period ended June 30, 2009 other than the 3,537 shares we acquired pursuant to elections by incentive plan participants to satisfy tax withholding obligations through the surrender of shares equal in value to the amount of the withholding obligation incurred upon the vesting of restricted stock.

Preferred Stock
We have 100,000,000 shares of preferred stock authorized and have not issued any shares of preferred stock since we repurchased all of the previously issued and outstanding preferred stock in 2001.

Warrants
As discussed in Note 9, in conjunction with our debt restructuring, we issued to certain of our secured lenders warrants to purchases an aggregate 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share. The warrants will become exercisable on March 16, 2012 and expire on March 16, 2019, and may be exercised through a cashless exercise. The fair value assigned to these warrants, totaling $940,000, has been recorded as an increase to additional paid-in capital, and will be amortized over the term of the related debt obligations. The warrants were valued using the Black-Scholes valuation method.

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

In addition to the foregoing restrictions, our dividend policy remains subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon our taxable income, our financial condition, our maintenance of REIT status and other factors as our board of directors deems relevant. No dividends were declared during the six months ended June 30, 2009.

Earnings Per Share

The following table sets forth the calculation of Basic and Diluted earnings per share, or EPS, based on both restricted and unrestricted class A common stock, for the six months ended June 30, 2009 and 2008 (in thousands, except share and per share amounts):

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Loss	Shares	Amount
Basic EPS:
Net loss allocable to common stock	$(79,541)	22,327,895	$(3.56)	$(20,045)	19,928,912	$(1.01)
Effect of Dilutive Securities:
Warrants & Options outstanding for the purchase of common stock	—	—		—	—
Diluted EPS:
Net loss per share of common stock and assumed conversions	$(79,541)	22,327,895	$(3.56)	$(20,045)	19,928,912	$(1.01)

The following table sets forth the calculation of Basic and Diluted EPS based on both restricted and unrestricted class A common stock, for the three months ended June 30, 2009 and 2008 (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Loss	Shares	Amount
Basic EPS:
Net loss allocable to common stock	$(6,396)	22,368,539	$(0.29)	$(34,818)	21,915,175	$(1.59)
Effect of Dilutive Securities:
Warrants & Options outstanding for the purchase of common stock	—	—		—	—
Diluted EPS:
Net loss per share of common stock and assumed conversions	$(6,396)	22,368,539	$(0.29)	$(34,818)	21,915,175	$(1.59)

As of June 30, 2009, Diluted EPS excludes 163,000 options and 3.5 million warrants which were antidilutive for the period. These instruments could potentially impact Diluted EPS in future periods, depending on changes in our stock price. As of June 30, 2008, Diluted EPS excludes 204,000 options which were similarly antidilutive.

13.	General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2009 and 2008 consisted of the following (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Personnel costs	$5,395	$7,070
Employee stock based compensation	781	1,927
Restructuring costs	3,139	—
Operating and other costs	1,344	1,496
Professional services	2,300	2,615
Total	$12,959	$13,108

14.	Income Taxes

We made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal, state, and local income taxes except for the operations of our taxable REIT subsidiary, CTIMCO. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT, we may be subject to material penalties such as federal, state and local income tax on our taxable income at regular corporate rates. As of June 30, 2009 and December 31, 2008, we were in compliance with all REIT requirements.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

During the six months ended June 30, 2009 and 2008, CTIMCO paid no federal taxes and paid small amounts of state and local taxes. During the period ended June 30, 2009, CTIMCO received a $408,000 state income tax refund related to a prior year return. As of June 30, 2009, we have net operating losses and net capital losses available to be carried forward and utilized in future periods.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for tax reporting purposes.

15.	Employee Benefit and Incentive Plans

We had four benefit plans in effect as of June 30, 2009: (1) the Second Amended and Restated 1997 Long-Term Incentive Stock Plan, or 1997 Employee Plan, (2) the Amended and Restated 1997 Non-Employee Director Stock Plan, or 1997 Director Plan, (3) the Amended and Restated 2004 Long-Term Incentive Plan, or 2004 Plan, and (4) the 2007 Long-Term Incentive Plan, or 2007 Plan. The 1997 Employee Plan and 1997 Director Plan expired in 2007 and no new awards may be issued under them, and no further grants will be made under the 2004 Plan. Under the 2007 Plan, a maximum of 700,000 shares of class A common stock may be issued. Shares canceled under the 2004 Plan are available to be reissued under the 2007 Plan. As of June 30, 2009, there were 416,142 shares available under the 2007 Plan.

Under these plans, our employees are issued shares of our restricted common stock which is expensed by us over their vesting period. A portion of these shares vest pro-rata over a three-year service period, with the remainder contingently vesting after a four-year period based on the returns we have achieved.

As of June 30, 2009 unvested share-based compensation consisted of 299,073 shares of restricted common stock with an unamortized value of $1.3 million. Subject to vesting conditions and the continued employment of certain employees, these costs will be recognized as compensation expense over the next 3.5 years.

Activity under these four plans for the six months ended June 30, 2009 is summarized in the table below in share and share equivalents:

	1997 Employee	1997 Director
Benefit Type	Plan	Plan	2004 Plan	2007 Plan	Total
Options(1)
Beginning Balance	170,477	—	—	—	170,477
Expired	(7,973)	—	—	—	(7,973)
Ending Balance	162,504	—	—	—	162,504

Restricted Stock(2)
Beginning Balance	—	—	289,637	41,560	331,197
Granted	—	—	—	216,269	216,269
Vested	—	—	(38,795)	(7,902)	(46,697)
Forfeited	—	—	(193,310)	(8,386)	(201,696)
Ending Balance	—	—	57,532	241,541	299,073

Stock Units(3)
Beginning Balance	—	80,017	—	135,434	215,451
Granted/deferred	—	—	—	160,697	160,697
Ending Balance	—	80,017	—	296,131	376,148
Total Outstanding Shares	162,504	80,017	57,532	537,672	837,725

(1)	All options are fully vested as of June 30, 2009.
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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes the outstanding options as of June 30, 2009:

			Weighted Average Exercise Price per Share		Weighted Average Remaining Life (in Years)
Exercise Price per Share	Options Outstanding
	1997 Employee	1997 Director	1997 Employee	1997 Director	1997 Employee	1997 Director
	Plan	Plan	Plan	Plan	Plan	Plan
$10.00 - $15.00	35,557	—	$13.50	$—	1.59	—
$15.00 - $20.00	126,947	—	16.38	—	2.02	—
Total/Weighted Average	162,504	—	$15.75	$—	1.93	—

In addition to the equity interests detailed above, we have granted percentage interests in the incentive compensation received by us from certain of our investment management vehicles. As of June 30, 2009, we had granted a portion of the Fund III incentive compensation received by us.

A summary of the unvested restricted common stock as of and for the six month period ended June 30, 2009 was as follows:

	Restricted Common Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2009	331,197	$30.61
Granted	216,269	3.32
Vested	(46,697)	28.28
Forfeited	(201,696)	28.99
Unvested at June 30, 2009	299,073	$12.43

A summary of the unvested restricted common stock as of and for the six month period ended June 30, 2008 was as follows:

	Restricted Common Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2008	423,931	$30.96
Granted	44,550	27.44
Vested	(83,064)	28.69
Forfeited	(414)	51.25
Unvested at June 30, 2008	385,003	$31.02

16.	Fair Values of Financial Instruments

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes our financial instruments recorded at fair value as of June 30, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using

	Total	Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets	Observable Inputs	Unobservable Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Loans held-for-sale (1)	$12,000	$—	$12,000	$—
Real estate held-for-sale	7,100	7,100	—	—
Interest rate hedge assets	75	—	75	—
Interest rate hedge liabilities	(33,898)	—	(33,898)	—

Measured on a nonrecurring basis:
Loans receivable (2)	$64,306	$—	$—	$64,306

(1)	Transactions related to these assets have a high probability of closing subsequent to June 30, 2009.
(2)	Loans receivable against which we have recorded a provision for loan losses as of June 30, 2009.

The following methods and assumptions were used to estimate the fair value of each type of asset and liability which was measured at fair value as of June 30, 2009:

Loans held-for-sale, net: We determined the fair value of loans held-for-sale based upon the transactions which are likely to occur in the near future related to the settlement amount of the remaining asset.

Real Estate Held-for-Sale: We determined the fair value of this asset based upon the proceeds received from its sale, which closed subsequent to June 30, 2009. Although not a quoted market price, we believe this determination is analogous to a Level 1 input, as defined under FAS 157.

Interest rate hedge assets & liabilities: Interest rate hedges were valued using advice from a third party derivative specialist, based on a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs such as credit valuation adjustments due to the risk of non-performance by both us and our counterparties.

Loans Receivable: The fair value of loans against which a provision for loan losses has been recorded was determined based on the value of the underlying collateral, the likelihood of default and other factors considered on a loan-by-loan basis.

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

Securities held-to-maturity: These investments are presented on a held-to-maturity basis and not at fair value. The fair values were obtained from a securities dealer or are based on cash flow or other valuation models for securities where management considers the market to be severely dislocated and not indicative of fair value.

Loans receivable, net: These instruments are generally presented at the lower of cost or market value. Therefore, other than loans with provisions for loan losses, these assets are reported at their amortized cost and not at fair value. The fair values were estimated by using current institutional purchaser yield requirements for loans with similar credit characteristics.

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

Senior credit facility: This instrument is presented on the basis of total cash proceeds borrowed, and not at fair value. The fair value was estimated based on the interest rate that is currently available in the market for similar credit facilities.

Junior subordinated notes: These instruments bear interest at fixed rates. The fair value was obtained by calculating the present value of future cash payments based on current market interest rates.

 The following table details the carrying amount, face amount, and approximate fair value of the financial instruments described above (in thousands):

	June 30, 2009			December 31, 2008
	Carrying Amount	Face Value	Fair Value	Carrying Amount	Face Value	Fair Value
Financial assets:
Cash and cash equivalents	$19,533	$19,533	$19,533	$45,382	$45,382	$45,382
Securities held-to-maturity	826,552	874,288	525,116	852,211	883,958	582,478
Loans receivable, net	1,644,775	1,771,188	1,225,959	1,790,234	1,855,432	1,589,929
Financial liabilities:
Repurchase obligations	502,456	503,258	503,258	699,054	699,054	699,054
CDOs	1,133,664	1,133,664	416,204	1,156,035	1,154,504	441,245
Senior credit facility	99,698	99,698	47,329	100,000	100,000	94,155
Jr. subordinated notes	126,085	126,085	17,479	128,875	128,875	80,099
Participations sold	292,554	292,609	202,954	292,669	292,734	258,416

17.	Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on our outstanding debt obligations during the six months ended June 30, 2009 and 2008 was $35.3 million and $59.0 million, respectively. Taxes recovered by us during the six months ended June 30, 2009 and 2008 were $408,000 and $677,000, respectively. Non-cash investing and financing activity during the six months ended June 30, 2009 resulted from our investments in loans where we sold participations as well as the primarily non-cash settlement of certain of our secured borrowings as discussed in Note 9.

18.	Transactions with Related Parties

We earn base management and incentive fees in our capacity as investment manager for multiple vehicles which we have sponsored. Due to the nature of our relationship with these vehicles, all management fees are considered revenue from related parties under GAAP.

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

On April 27, 2007, we purchased a $20 million subordinated interest in a mortgage from a dealer. Proceeds from the mortgage financing provide for the construction and leasing of an office building in Washington, D.C. that is owned by a joint venture. WRBC has a substantial economic interest in one of the joint venture partners. As of June 30, 2009, this loan was classified as held-for-sale as a result of discussions with the borrower for a potential discounted settlement of the loan.

WRBC beneficially owned approximately 17.4% of our outstanding class A common stock as of July 28, 2009, and a member of our board of directors is an employee of WRBC.

On March 28, 2008, we announced the closing of our public offering of 4,000,000 shares of our class A common stock. We received net proceeds of approximately $113 million. Morgan Stanley & Co. Incorporated acted as the sole underwriter of the offering. Affiliates of Samuel Zell, our chairman of the board, and WRBC purchased a number of shares in the offering sufficient to maintain their pro rata ownership interests in us.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Prior to 2007, we paid Equity Group Investments, L.L.C. and Equity Risk Services, Inc., affiliates under common control of the chairman of the board of directors, for certain corporate services provided to us. These services include consulting on insurance matters, risk management, and investor relations.

In July 2008, CTOPI, a private equity fund that we manage, held its final closing completing its capital raise with $540 million total equity commitments. EGI-Private Equity II, L.L.C., an affiliate under common control of the chairman of our board of directors, owns a 3.7% limited partner interest in CTOPI. During the six months ended June 30, 2009, we recorded $4.3 million in fees from CTOPI, $174,000 of which were attributable to EGI Private Equity II, L.L.C.

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our overall profitability and the identified assets attributable to each such segment for the six months ended, and as of, June 30, 2009 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other investments:
Interest and related income	$63,814	$—	$—	$63,814
Less: Interest and related expenses	41,512	—	—	41,512
Income from loans and other investments, net	22,302	—	—	22,302

Other revenues:
Management fees from affiliates	—	8,287	(2,478)	5,809
Servicing fees	—	1,589	(255)	1,334
Other interest income	134	15	(13)	136
Total other revenues	134	9,891	(2,746)	7,279

Other expenses
General and administrative	7,467	7,970	(2,478)	12,959
Servicing fee expense	255	—	(255)	—
Other interest expense	—	13	(13)	—
Depreciation and amortization	—	14	—	14
Total other expenses	7,722	7,997	(2,746)	12,973

Total other-than-temporary impairments on securities	(18,646)	—	—	(18,646)
Portion of other-than-temporary impairments on securities recognized in other comprehensive income	5,624	—	—	5,624
Impairment of goodwill	—	(2,235)	—	(2,235)
Impairments on real estate held-for-sale	(2,233)	—	—	(2,233)
Net impairments recognized in earnings	(15,255)	(2,235)	—	(17,490)

Provision for loan losses	(66,493)	—	—	(66,493)
Valuation allowance on loans held-for-sale	(10,363)	—	—	(10,363)
Loss from equity investments	—	(2,211)	—	(2,211)
Loss before income taxes	(77,397)	(2,552)	—	(79,949)
Income tax benefit	(408)	—	—	(408)
Net loss	$(76,989)	$(2,552)	$—	$(79,541)

Total assets	$2,523,727	$7,956	$(3,587)	$2,528,096

All revenues were generated from external sources within the United States. The “Investment Management” segment earned fees of $2.5 million for management of the “Balance Sheet Investment” segment and $255,000 for servicing as collateral manager on the four CDOs consolidated under our “Balance Sheet Investment” segment, and was charged $13,000 for inter-segment interest for the six months ended June 30, 2009, which is reflected as offsetting adjustments to other interest income and other interest expense in the inter-segment activities column in the table above.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our overall profitability and the identified assets attributable to each such segment for the six months ended, and as of, June 30, 2008 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other investments:
Interest and related income	$105,585	$—	$—	$105,585
Less: Interest and related expenses	70,743	—	—	70,743
Income from loans and other investments, net	34,842	—	—	34,842

Other revenues:
Management fees from affiliates	—	9,834	(3,484)	6,350
Servicing fees	—	222	—	222
Other interest income	887	15	(77)	825
Total other revenues	887	10,071	(3,561)	7,397

Other expenses
General and administrative	5,709	10,883	(3,484)	13,108
Other interest expense	—	77	(77)	—
Depreciation and amortization	—	127	—	127
Total other expenses	5,709	11,087	(3,561)	13,235

Provision for loan losses	(56,000)	—	—	(56,000)
Gain on extinguishment of debt	6,000	—	—	6,000
Gain on sale of investments	374	—	—	374
Income from equity investments	—	76	—	76
Loss before income taxes	(19,606)	(940)	—	(20,546)
Income tax benefit	—	(501)	—	(501)
Net loss	$(19,606)	$(439)	$—	$(20,045)

Total assets	$3,136,727	$7,569	$(5,081)	$3,139,215

All revenues were generated from external sources within the United States. The “Investment Management” segment earned fees of $3.5 million for management of the “Balance Sheet Investment” segment and was charged $77,000 for inter-segment interest for the six months ended June 30, 2008, which is reflected as offsetting adjustments to other interest income and other interest expense in the inter-segment activities column in the table above.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our overall profitability and the identified assets attributable to each such segment for the three months ended, and as of, June 30, 2009 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other investments:
Interest and related income	$30,575	$—	$—	$30,575
Less: Interest and related expenses	20,244	—	—	20,244
Income from loans and other investments, net	10,331	—	—	10,331

Other revenues:
Management fees from affiliates	—	3,902	(973)	2,929
Servicing fees	—	410	(255)	155
Other interest income	7	1	—	8
Total other revenues	7	4,313	(1,228)	3,092

Other expenses
General and administrative	1,662	3,814	(973)	4,503
Servicing fee expense	255	—	(255)	—
Depreciation and amortization	—	7	—	7
Total other expenses	1,917	3,821	(1,228)	4,510

Total other-than-temporary impairments on securities	(4,000)	—	—	(4,000)
Impairment of goodwill	—	(2,235)	—	(2,235)
Impairments on real estate held-for-sale	(899)	—	—	(899)
Net impairments recognized in earnings	(4,899)	(2,235)	—	(7,134)

Provision for loan losses	(7,730)	—	—	(7,730)
Loss from equity investments	—	(445)	—	(445)
Loss before income taxes	(4,208)	(2,188)	—	(6,396)
Income tax provision	—	—	—	—
Net loss	$(4,208)	$(2,188)	$—	$(6,396)

Total assets	$2,523,727	$7,956	$(3,587)	$2,528,096

All revenues were generated from external sources within the United States. The “Investment Management” segment earned fees of $973,000 for management of the “Balance Sheet Investment” segment and $255,000 for servicing as collateral manager on the four CDOs consolidated under our “Balance Sheet Investment” segment and was not charged any inter-segment interest for the three months ended June 30, 2009.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our overall profitability and the identified assets attributable to each such segment for the three months ended, and as of, June 30, 2008 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other investments:
Interest and related income	$49,030	$—	$—	$49,030
Less: Interest and related expenses	32,799	—	—	32,799
Income from loans and other investments, net	16,231	—	—	16,231

Other revenues:
Management fees from affiliates	—	5,369	(1,215)	4,154
Servicing fees	—	44	—	44
Other interest income	660	7	(29)	638
Total other revenues	660	5,420	(1,244)	4,836

Other expenses
General and administrative	2,455	4,968	(1,215)	6,208
Other interest expense	—	29	(29)	—
Depreciation and amortization	—	22	—	22
Total other expenses	2,455	5,019	(1,244)	6,230

Provision for loan losses	(56,000)	—	—	(56,000)
Gain on extinguishment of debt	6,000	—	—	6,000
Gain on sale of investments	374	—	—	374
Income from equity investments Income tax provision	—	69	—	69
(Loss)/income before income taxes	(35,190)	470	—	(34,720)
Income tax provision	—	98	—	98
Net (loss)/income	$(35,190)	$372	$—	$(34,818)

Total assets	$3,136,727	$7,569	$(5,081)	$3,139,215

All revenues were generated from external sources within the United States. The “Investment Management” segment earned fees of $1.2 million for management of the “Balance Sheet Investment” segment and was charged $29,000 for inter-segment interest for the three months ended June 30, 2008, which is reflected as offsetting adjustments to other interest income and other interest expense in the inter-segment activities column in the table above.

20.	Subsequent Events

We have evaluated events subsequent to June 30, 2009, through August 4, 2009, the date of financial statement issuance, for disclosure. Through and including August 4, 2009, we have not identified any significant events relative to our consolidated financial statements as of June 30, 2009 that warrant additional disclosure.

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

Current Market Conditions
During the first six months of 2009, the state of the commercial real estate markets, both in terms of fundamentals and capital availability, continued to deteriorate. Occupancy and rental rates declined in virtually all product types and geographic markets, and borrowers with near-term refinancing needs encountered increased difficulty finding replacement financing. As a result, commercial mortgage delinquencies and defaults are rising rapidly, as sponsors are unable (or unwilling) to support projects in the face of value decline. In the first six months of 2009, our portfolio experienced significant credit deterioration, evidenced by $66.5 million of new provisions for loan losses and $20.9 million of impairments on our securities portfolio and real estate owned. We expect this trend to continue for the foreseeable future and expect significant challenges ahead for our business. These challenges are discussed in the risk factors contained in Exhibit 99.1 to this Form 10-Q.

Restructuring of Our Debt Obligations
On March 16, 2009, we consummated a restructuring of substantially all of our recourse debt obligations with certain of our secured and unsecured creditors pursuant to the amended terms of our secured credit facilities, our senior credit agreement, and certain of our trust preferred securities. While we believe that the restructuring of our debt obligations is a positive development for us in our efforts to stabilize our business, there can be no assurance that ultimately our restructuring will be successful. For a further discussion, see the risk factors contained in Exhibit 99.1 to this Form 10-Q.

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

Specifically, on March 16, 2009, we entered into separate amendments to the respective master repurchase agreements with JPMorgan, Morgan Stanley and Citigroup. Pursuant to the terms of each such agreement, we repaid the balance outstanding with each participating secured lender by an amount equal to three percent (3%) of the then outstanding principal amount due under its existing secured, recourse credit facility, $17.7 million in the aggregate, and further amended the terms of each such facility, without any change to the collateral pool securing the debt owed to each participating secured lender, to provide the following:

•
Maturity dates were modified to one year from the March 16, 2009 effective date of each respective agreement, which maturity dates may be extended further for two one-year periods. The first one-year extension option is exercisable by us so long as the outstanding balance as of the first extension date is less than or equal to a certain amount, reflecting a reduction of twenty percent (20%), including the upfront payment described above, of the outstanding amount from the date of the amendments, and no other defaults or events of default have occurred and are continuing, or would be caused by such extension. The second one-year extension option is exercisable by each participating secured lender in its sole discretion.

•
We agreed to pay each secured participating lender periodic amortization as follows: (i) mandatory payments, payable monthly in arrears, in an amount equal to sixty-five (65%) (subject to adjustment in the second year) of the net interest income generated by each such lender’s collateral pool, and (ii) one hundred percent (100%) of the principal proceeds received from the repayment of assets in each such lender’s collateral pool. In addition, under the terms of the amendment with Citigroup, we agreed to pay Citigroup an additional quarterly amortization payment equal to the lesser of: (x) Citigroup’s then outstanding senior secured credit facility balance or (y) the product of (i) the total cash paid (including both principal and interest) during the period to our senior credit facility in excess of an amount equivalent to LIBOR plus 1.75% based upon a $100.0 million facility amount, and (ii) a fraction, the numerator of which is Citigroup’s then outstanding senior secured credit facility balance and the denominator is the total outstanding secured indebtedness of the secured participating lenders.

•
We further agreed to amortize each participating secured lender’s secured debt at the end of each calendar quarter on a pro rata basis until we have repaid our secured, recourse credit facilities and thereafter our senior credit facility in an amount equal to any unrestricted cash in excess of the sum of (i) $25.0 million, and (ii) any unfunded loan and co-investment commitments.

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

•
We eliminated the cash margin call provisions and amended the mark-to-market provisions that were in effect under the original terms of the secured credit facilities. Under the revised secured credit facilities, going forward, collateral value will be determined by our lenders based upon changes in the performance of the underlying real estate collateral as opposed to changes in market spreads under the original terms. Beginning September 2009, or earlier in the case of defaults on loans that collateralize any of our secured credit facilities, each collateral pool will be valued monthly on this basis. If the ratio of a secured lender’s total outstanding secured credit facility balance to total collateral value exceeds 1.15x the ratio calculated as of the effective date of the amended agreements, we will be required to liquidate collateral and reduce the borrowings or post other collateral in an effort to bring the ratio back into compliance with the prescribed ratio, which may or may not be successful.

In each master repurchase agreement amendment and the amendment to our senior credit agreement described in greater detail below, which we collectively refer to as our restructured debt obligations, we also replaced all existing financial covenants with the following uniform covenants which:

•
prohibit new balance sheet investments except, subject to certain limitations, co-investments in our investment management vehicles or protective investments to defend existing collateral assets on our balance sheet;

•	prohibit the incurrence of any additional indebtedness except in limited circumstances;

•
limit the total cash compensation to all employees and, specifically with respect to our chief executive officer, chief operating officer and chief financial officer, freeze their base salaries at 2008 levels, and require cash bonuses to any of them to be approved by a committee comprised of one representative designated by the secured lenders, the administrative agent under the senior credit facility and the chairman of our board of directors;

•	prohibit the payment of cash dividends to our common shareholders except to the minimum extent necessary to maintain our REIT status;

•	require us to maintain a minimum amount of liquidity, as defined, of $7.0 million in year one and $5.0 million thereafter;

•
trigger an event of default if both our chief executive officer and chief operating officer cease their current employment during the term of the agreement and we fail to hire replacements acceptable to the lenders; and

•
trigger an event of default, if any event or condition occurs which causes any obligation or liability of more than $1.0 million to become due prior to its scheduled maturity or any monetary default under our restructured debt obligations if the amount of such obligation is at least $1.0 million.

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

On March 16, 2009, we issued to JPMorgan, Morgan Stanley and Citigroup warrants to purchase 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share, which is equal to the closing bid price on the New York Stock Exchange on March 13, 2009. The warrants will become exercisable on March 16, 2012 and expire on March 16, 2019, and may be exercised through a cashless exercise.

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

On April 6, 2009, we entered into a satisfaction, termination and release agreement with Lehman Brothers pursuant to which both parties terminated their right, title and interest in, to and under the existing agreement. As of the date of termination, we had an $18.0 million outstanding obligation due under the existing facility, and our recorded book value of the collateral was $25.9 million. We consented to transfer to Lehman, and Lehman unconditionally accepted, all of our right, title and interest in the collateral, and the termination fully satisfied all of our obligations under the facility.

Senior Credit Facility

On March 16, 2009, we entered into an amended and restated senior credit agreement governing our term loan from WestLB AG, New York Branch, participant and administrative agent, Fortis Capital Corp., Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Morgan Stanley Bank, N.A. and Deutsche Bank Trust Company Americas, which we collectively refer to as the senior lenders. Pursuant to the amended and restated senior credit agreement, we and the senior lenders agreed to:

•
extend the maturity date of the senior credit agreement to be co-terminus with the maturity date of the secured credit facilities with the participating secured lenders (as they may be further extended until March 16, 2012, as described above);

•	increase the cash interest rate under the senior credit agreement to LIBOR plus 3.00% per annum (from LIBOR plus 1.75%), plus an accrual rate of 7.20% per annum less the cash interest rate;

•
initiate quarterly amortization equal to the greater of: (i) $5.0 million per annum and (ii) 25% of the annual cash flow received from our currently unencumbered collateralized debt obligation interests;

•	pledge our unencumbered collateralized debt obligation interests and provide a negative pledge with respect to certain other assets; and

•	replace all existing financial covenants with substantially similar covenants and default provisions to those described above with respect to the participating secured facilities.

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

On May 14, 2009, we reached an agreement with the remaining holders of our Trust II Securities to issue new junior subordinated notes on substantially similar terms as mentioned above in exchange for $21.9 million face amount of the Trust Securities.

Pursuant to the exchange agreements dated March 16, 2009 and May 14, 2009, we issued $143.8 million aggregate principal amount of new junior subordinated notes due on April 30, 2036 (an amount equal to 115% of the aggregate face amount of the Trust Securities exchanged). The interest rate payable under the new subordinated notes is 1% per annum from the date of exchange through and including April 29, 2012, which we refer to as the modification period. After the modification period, the interest rate will revert to a blended rate equal to that which was previously payable under the notes underlying the Trust Securities, a fixed rate of 7.23% per annum through and including April 29, 2016, and thereafter a floating rate, reset quarterly, equal to three-month LIBOR plus 2.44% until maturity. The new junior subordinated notes will mature on April 30, 2036 and will be freely redeemable by us at par at any time. The new junior subordinated notes contain a covenant that through April 30, 2012, subject to certain exceptions, we may not declare or pay dividends or distributions on, or redeem, purchase or acquire any of our equity interests except to the extent necessary to maintain our status as a REIT. Except for the foregoing, the new junior subordinated notes contain substantially similar provisions as the Trust Securities.

As part of the agreement with Taberna, we also paid $750,000 to cover third party fees and costs incurred in connection with the exchange transaction.

Originations
We have historically allocated investment opportunities between our balance sheet and investment management vehicles based upon our assessment of risk and return profiles, the availability and cost of capital, and applicable regulatory restrictions associated with each opportunity. The restructuring of our recourse secured and unsecured debt obligations included covenants that require us to cease our balance sheet investment activities and not incur any further indebtedness unless used to retire the debt due our lenders. Going forward, until these covenants are eliminated through the repayment or refinancing of the restructured debt obligations, we will not make new balance sheet investments, but will continue to carry out investment activities for our investment management vehicles, consistent with our previous strategies and investment mandates for each respective vehicle.

Notwithstanding the current capabilities of our investment management platform, we have maintained a defensive posture with respect to investment originations in light of the continued market volatility. The table below summarizes our total originations and the allocation of opportunities between our balance sheet and the investment management business for the six months ended June 30, 2009 and for the year ended December 31, 2008.

Originations(1)
(in millions)	Six months ended June 30, 2009	Year ended December 31, 2008
Balance sheet	$―	$48
Investment management	17	426
Total originations	$17	$474

(1)	Includes total commitments, both funded and unfunded, net of any related purchase discounts.

Our balance sheet investments include various types of commercial mortgage backed securities and collateralized debt obligations, or Securities, and commercial real estate loans and related instruments, or Loans, which we collectively refer to as our Interest Earning Assets. The table below shows our Interest Earning Assets as of June 30, 2009 and December 31, 2008. In any period, the ending balance of Interest Earning Assets will be impacted not only by new balance sheet originations, but also by repayments, advances, sales and losses, if any.

Interest Earning Assets
(in millions)	June 30, 2009		December 31, 2008
	Book Value	Yield(1)	Book Value	Yield(1)
Securities	$827	6.63%	$852	6.87%
Loans	1,645	3.55%	1,790	4.09%
Total / Weighted Average	$2,472	4.58%	$2,642	4.99%

(1)
Yield on floating rate assets assumes LIBOR at June 30, 2009 and December 31, 2008, of 0.31% and 0.44%, respectively. For $37.9 million face value ($33.7 million book value) of our securities, calculations use an effective rate based on cash received.

In some cases our Loan originations are not fully funded at closing, creating an obligation for us to make future fundings, which we refer to as Unfunded Loan Commitments. Typically, Unfunded Loan Commitments are part of construction and transitional Loans. As of June 30, 2009, our six Unfunded Loan Commitments totaled $13.5 million. Of the total Unfunded Loan Commitments, $9.0 million will only be funded when and/or if the borrower meets certain performance hurdles with respect to the underlying collateral. As of June 30, 2009, $5.6 million of the Unfunded Loan Commitments relates to a Loan classified as held-for-sale, as described in Note 5 to the consolidated financial statements.

Although generally provided for in the terms of our restructured debt obligations, our lenders are no longer required to advance a portion of these commitments and our ability to fund these Unfunded Loan Commitments will be contingent upon our having sufficient liquidity available to us after required payments to our creditors.

In addition to our investments in Interest Earning Assets, we have two equity investments in unconsolidated subsidiaries as of June 30, 2009. These represent our equity co-investments in private equity funds that we manage, CT Mezzanine Partners III, Inc., or Fund III, and CT Opportunity Partners I, LP, or CTOPI.

The table below details the carrying value of those investments, as well as their capitalized costs.

Equity Investments
(in thousands)	June 30,	December 31,
	2009	2008
Fund III	$383	$597
CTOPI	2,101	1,782
Capitalized costs/other	3	4
Total	$2,487	$2,383

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

During the six months ended June 30, 2009, three Loans with an aggregate outstanding balance of $33.8 million were fully repaid. In addition, five Loans with an aggregate outstanding balance of $133.8 million as of June 30, 2009, which did not qualify for extension pursuant to the corresponding loan agreements, were extended during the quarter.

Also, in May of 2009, we negotiated a discounted partial repayment with one of our borrowers, which resulted in a repayment of $3.0 million to us, and the forgiveness of an additional $1.0 million of the borrower’s indebtedness. Following this discounted repayment, we were relieved of a $3.8 million Unfunded Loan Commitment under this loan. As a result of this transaction, we recorded a $1.0 million loss during the quarter under the provision for loan losses on our consolidated statement of operations.

The table below details the overall credit profile of our Interest Earning Assets, which includes: (i) Loans where we have foreclosed upon the underlying collateral and own an equity interest in real estate, (ii) Loans against which we have recorded a provision for loan losses, or reserves, and (iii) Loans that are categorized as Watch List Loans, which are currently performing Loans that we actively monitor and manage to mitigate the risk of potential future non-performance. Beginning in the second quarter of 2009, our assessment also includes securities that are characterized as Watch List Securities, which include most of the other-than-temporarily impaired securities and others which we actively monitor for existing or potential losses to our position.

Portfolio Performance(1)
(in millions, except for number of investments)	June 30, 2009	December 31, 2008

Interest earning assets ($ / #)	$2,472 / 143	$2,643 / 150

Real estate owned, net (2) ($ / #)	$7 / 1	$10 / 1
Percentage of interest earning assets	0.3%	0.4%

Loans with reserves
Performing loans ($ / #)	$9 / 1	$12 / 2
Non-performing loans ($ / #)	$55 / 10	$12 / 3
Total ($ / #)	$64 / 11	$24 / 5
Percentage of interest earning assets	2.6%	0.9%

Watch List Loans (3)
Book value ($ / #)	$526 / 18	$383 / 17
Percentage of interest earning assets	21.3%	14.5%

Watch List Securities (4)
Book value ($ / #)	$243 / 30	N/A
Percentage of interest earning assets	9.9%	N/A

(1)	Portfolio statistics exclude Loans classified as held-for-sale.
(2)
Includes one Loan which has been transferred to Real Estate Held-for-Sale with a gross asset balance of $11.3 million, against which we have recorded a cumulative $4.2 million and $2.0 million impairment as of June 30, 2009 and December 31, 2008, respectively.

(3)
Includes one additional Loan with a book value of $6.6 million that has been retroactively classified as a Watch List Loan as of December 31, 2008 based upon revised criteria. Watch List Loans exclude Loans against which we have recorded a reserve, and Real Estate Owned.

(4)
Includes securities with other-than-temporary impairments of $20.0 million as of June 30, 2009. We did not begin using this performance measure until the second quarter of 2009. Accordingly, equivalent amounts are not presented as of December 31, 2008.

As of June 30, 2009, we had 11 Loans with an aggregate net book value of $64.3 million ($185.7 million gross carrying value , net of $121.4 million of reserves) against which we had recorded a provision for loan losses.

In 2008, we, together with our co-lender, foreclosed on a Loan secured by a multifamily property, and took title to the collateral securing the original Loan. At the time the foreclosure occurred, the Loan had a book balance of $11.9 million which was reclassified as Real Estate Held-for-Sale (also referred to as Real Estate Owned) on our consolidated balance sheet as of December 31, 2008 to reflect our ownership interest in the property. Since that time, we have received $564,000 of accumulated cash from the property, which has been recorded as a reduction to our basis in the asset. We have recorded an aggregate $4.2 million impairment to reflect the property at fair value based on sales proceeds of $7.1 million collected subsequent to quarter end.

In addition to our Loans receivable, which are a component of our Interest Earning Assets, we also held one Loan investment which was classified as held-for-sale as of quarter-end. This Loan had an aggregate carrying value of $12.0 million, net of a valuation allowance of $2.4 million as of June 30, 2009. We are currently in discussions with the borrowers under this Loan to settle their obligation on a discounted basis and, accordingly, the Loan is classified as held-for-sale.

We actively manage our Securities portfolio using a combination of quantitative tools and loan/property level analysis in order to monitor the performance of the Securities and their collateral versus our original expectations. Securities are analyzed on a monthly basis to monitor underlying loan delinquencies, transfers to special servicing, and changes to the servicer’s watch list population. Realized losses on underlying loans are tracked on a monthly basis and compared to our original loss expectations. On a periodic basis, individual loans of concern are also re-underwritten. Updated collateral loss projections are then compared to our original loss expectations to determine how each investment is performing. Based on our review of the portfolio during the six months ended June 30, 2009, under the guidance of EITF 99-20, “Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets,” as amended by FASB Staff Position EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” we concluded that an aggregate $18.6 million other-than-temporary impairment was warranted with respect to seven of our Securities, which had an aggregate net book value of $20.6 million as of June 30, 2009. Of this total other-than-temporary impairment, $13.0 million was related to credit losses, as defined under FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” and has been recorded through earnings, and $5.6 million was related to other factors and has been recorded as a component of other comprehensive income/(loss) with no impact on earnings.

At quarter-end, there were significant differences between the estimated fair value and the book value of some of the Securities in our portfolio. We believe these differences to be related to the disruption in the capital markets and the general negative bias against structured financial products and not reflective of a change in cash flow expectations from these securities. Accordingly, we have recorded no additional other-than-temporary impairments on our Securities.

The ratings performance of our Securities portfolio over the six months ended June 30, 2009 and the year ended December 31, 2008 is detailed below:

Rating Activity(1)
	Six months ended June 30, 2009	Year ended December 31, 2008
Securities Upgraded	1	6
Securities Downgraded	14	13

(1)	Represents activity from any of Fitch Ratings, Standard & Poor’s and/or Moody’s Investors Service.

We continue to foresee three trends in asset performance in 2009 that are likely to lead to further defaults and downgrades: (i) borrowers faced with maturities will have a more difficult time refinancing their properties in light of the volatility and lack of liquidity in the financial markets, (ii) real estate fundamentals will weaken as the U.S. economy continues to deteriorate and (iii) capitalization rates for commercial real estate will continue to increase with corresponding reductions in values. These trends may result in negotiated extensions or modifications of the terms of our investments or the exercise of foreclosure and other remedies; however, we cannot predict the effect these trends will have on the performance and value of our investments.

Capitalization
While new balance sheet investment activities are currently prohibited by our restructured debt obligations, if they are resumed, such activities, as well as those of our investment management business, are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt sources, which we collectively refer to as Interest Bearing Liabilities, currently include repurchase agreements, CDOs, a senior credit facility and junior subordinated notes (which we also refer to as trust preferred securities). Our equity capital is currently comprised entirely of common equity.

During the first and second quarters, certain of our Interest Bearing Liabilities, including repurchase agreements and secured debt, our senior credit facility and junior subordinated notes, were restructured, exchanged, terminated, or otherwise satisfied pursuant to the transactions described in Note 9 to the consolidated financial statements. In addition, we are subject to certain covenants under our restructured debt obligations which, among other things, restrict our ability to incur additional indebtedness for the foreseeable future.

The table below shows our capitalization mix as of June 30, 2009 and December 31, 2008:

Capital Structure(1)
(in millions)	June 30, 2009	December 31, 2008
Repurchase obligations and secured debt(2)	$503	$699
Collateralized debt obligations(2)	1,132	1,155
Senior credit facility(2)	100	100
Junior subordinated notes(2) (3)	144	129
Total interest bearing liabilities	$1,879	$2,083
Weighted average effective cost of debt(4)	3.62%	3.48%

Shareholders’ equity	$332	$401
Ratio of interest bearing liabilities to shareholders’ equity	5.7:1	5.2:1

(1)	Excludes participations sold.
(2)	Amounts represent principal balances as of June 30, 2009 and December 31, 2008.
(3)
During the first quarter of 2009, we exchanged certain of our legacy junior subordinated notes with a face value of $103.1 million for new junior subordinated notes with a face value of $118.6 million, as described in Note 9 to the consolidated financial statements. In connection with this transaction, we also eliminated $3.2 million of our ownership interests in the legacy statutory trusts. In the second quarter of 2009, we exchanged the remaining legacy junior subordinated notes with a face value of $21.9 million for new junior subordinated notes with a face value of $25.2 million, as discussed in Note 9 to the consolidated financial statements. In connection with this transaction, we also eliminated $678,000 of our ownership interests in the legacy statutory trusts.

(4)
Floating rate debt obligations assume LIBOR at June 30, 2009 and December 31, 2008, of 0.31% and 0.44%, respectively. Includes the effective cost of interest rate swaps of 1.14% and 1.01% as of June 30, 2009 and December 31, 2008, respectively.

A summary of selected structural features of our Interest Bearing Liabilities as of June 30, 2009 and December 31, 2008 is detailed in the table below:

Interest Bearing Liabilities
	June 30, 2009	December 31, 2008
Weighted average life (years)	4.5	4.2
% Recourse	39.7%	44.5%
% Subject to mark-to-market provisions	26.8%	33.5%

The table below summarizes our repurchase agreements and secured debt liabilities as of June 30, 2009 and December 31, 2008:

Repurchase Agreements and Secured Debt
($ in millions)	June 30, 2009	December 31, 2008
Counterparties	3	6
Outstanding repurchase borrowings and secured debt	$503	$699
All-in cost	L + 1.66%	L + 1.66%

Our CDO liabilities as of June 30, 2009 and December 31, 2008 are described below:

Collateralized Debt Obligations
(in millions)
		June 30, 2009		December 31, 2008
	Issuance Date	Book Value	All-in Cost(1)	Book Value	All-in Cost(1)
CDO I(2)	7/20/04	$247	1.21%	$252	1.52%
CDO II (2)	3/15/05	295	1.06%	299	1.18%
CDO III	8/04/05	257	5.51%	257	5.27%
CDO IV(2)	3/15/06	335	1.03%	348	1.15%
Total		$1,134	2.08%	$1,156	2.15%

(1)	Includes amortization of premiums and issuance costs.
(2)	Floating rate CDO liabilities assume LIBOR at June 30, 2009 and December 31, 2008 of 0.31% and 0.44%, respectively.

The most subordinated components of our debt capital structure were our junior subordinated notes that backed trust preferred securities issued to third parties. These securities represent long-term, subordinated, unsecured financing and generally carry limited covenants. On March 16, 2009, we reached an agreement with certain holders of these notes to issue new junior subordinated notes in exchange for $50.0 million face amount of trust preferred securities issued through our statutory trust subsidiary CT Preferred Trust I, which we refer to as the Trust I Securities, and $53.1 million face amount of trust preferred securities issued through our statutory trust subsidiary CT Preferred Trust II, which we refer to as the Trust II Securities. Pursuant to the exchange agreement, we issued $118.6 million aggregate principal amount of new junior subordinated notes due on April 30, 2036 (an amount equal to 115% of the aggregate face amount of the Trust Securities exchanged).

On May 14, 2009, we reached an agreement with the remaining holders of our Trust II Securities to issue new junior subordinated notes on substantially similar terms as mentioned above in exchange for $21.9 million face amount of the Trust Securities. Pursuant to the exchange agreement, we issued $25.2 million aggregate principal amount of new junior subordinated notes due on April 30, 2036 (an amount equal to 115% of the aggregate face amount of the Trust Securities exchanged). On a combined basis, the junior subordinated notes provide us with financing at a current cash cost of 1.00% per annum.

We did not issue any new shares of common stock during the quarter. Changes in the number of shares resulted from restricted stock grants, forfeitures and vesting as well as stock unit grants.

Shareholders’ Equity
	June 30, 2009	December 31, 2008
Book value (in millions)	$332	$401
Shares:
Class A common stock	21,754,269	21,740,152
Restricted stock	299,073	331,197
Stock units	296,404	215,451
Warrants & Options(1)	―	―
Total	22,349,746	22,286,800
Book value per share	$14.85	$18.01

(1)	Dilutive shares issuable upon the exercise of outstanding warrants and options assuming a June 30, 2009 and December 31, 2008 stock price, respectively, and the treasury stock method.

As of June 30, 2009, we had 22,053,342 of our class A common stock and restricted stock outstanding.

Other Balance Sheet Items
Participations sold represent interests in certain loans that we originated and subsequently sold to CT Large Loan 2006, Inc. (one of our investment management vehicles) and third parties. We present these sold interests as both assets and liabilities (in equal amounts) in conformity with GAAP on the basis that these arrangements do not qualify as sales under FASB Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” or FAS 140. As of June 30, 2009, we had five such participations sold with a total book balance of $292.6 million at a weighted average coupon of LIBOR plus 3.27% (3.58% at June 30, 2009) and a weighted average yield of LIBOR plus 3.29% (3.60% at June 30, 2009). The income earned on the loans is recorded as interest income and an identical amount is recorded as interest expense on the consolidated statements of operations.

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

Our counterparties in these transactions are large financial institutions and we are dependent upon the financial health of these counterparties and a functioning interest rate derivative market in order to effectively execute our hedging strategy.

The table below details our interest rate exposure as of June 30, 2009 and December 31, 2008:

Interest Rate Exposure
(in millions except for weighted average life)	June 30, 2009	December 31, 2008
Value exposure to interest rates(1)
Fixed rate assets	$842	$880
Fixed rate debt	(412)	(395)
Interest rate swaps	(460)	(466)
Net fixed rate exposure	($30)	$19
Weighted average life (fixed rate assets)	4.4 yrs	4.9 yrs
Weighted average coupon (fixed rate assets)	6.91%	6.90%

Cash flow exposure to interest rates(1)
Floating rate assets	$1,791	$1,949
Floating rate debt less cash	(1,740)	(1,931)
Interest rate swaps	460	466
Net floating rate exposure	$511	$484
Weighted average life (floating rate assets)	2.4 yrs	2.9 yrs
Weighted average coupon (floating rate assets) (2)	3.29%	3.52%

Net income impact from 100 bps change in LIBOR	$5.1	$4.8

(1)	All values are in terms of face or notional amounts, and include loans classified as held-for-sale.
(2)
Weighted average coupon assumes LIBOR at June 30, 2009 and December 31, 2008 of 0.31% and 0.44%, respectively. For $37.9 million face value ($33.7 million book value) of our securities, calculations use an effective rate based on cash received.

Investment Management Overview
In addition to our balance sheet investment activities, we act as an investment manager for third parties. We have developed our investment management business to leverage our platform, generate fee revenue from investing third party capital and, in certain instances, earn co-investment income. Our active investment management mandates are described below:

•
CT High Grade Partners II, LLC, or CT High Grade II, is currently investing capital. The fund closed in June 2008 with $667 million of commitments from two institutional investors. Currently, $519 million of committed equity remains undrawn. The fund targets senior debt opportunities in the commercial real estate debt sector and does not employ leverage. The fund’s investment period expires in May 2010. We earn a base management fee of 0.40% per annum on invested capital.

•
CT Opportunity Partners I, LP, or CTOPI, is currently investing capital. The fund held its final closing in July 2008 with $540 million in total equity commitments. Currently, $415 million of committed equity remains undrawn. We have a $25 million commitment to invest in the fund ($6 million currently funded, $19 million unfunded) and entities controlled by the chairman of our board have committed to invest $20 million. The fund targets opportunistic investments in commercial real estate, specifically high yield debt, equity and hybrid instruments, as well as non-performing and sub-performing loans and securities. The fund’s investment period expires in December 2010. We earn base management fees as the investment manager of CTOPI (1.60% per annum of total equity commitments during the investment period and of invested capital thereafter). In addition, we earn net incentive management fees of 17.7% of profits after a 9% preferred return and a 100% return of capital.

•
CT High Grade MezzanineSM, or CT High Grade is no longer investing capital (its investment period expired in July 2008). The fund closed in November 2006, with a single, related party investor committing $250 million, which was subsequently increased to $350 million in July 2007. This separate account targeted lower risk subordinate debt investments without leverage. We earn management fees of 0.25% per annum on invested assets. In July 2007, we upsized the account by $100 million to $350 million.

•
CT Large Loan 2006, Inc., or CT Large Loan, is no longer investing capital (its investment period expired in May 2008). The fund closed in May 2006 with total equity commitments of $325 million from eight third-party investors. We earn management fees of 0.75% per annum of invested assets (capped at 1.5% on invested equity).

•
CTX Fund I, L.P., or CTX Fund, is no longer investing capital. CTX is a single investor fund designed to invest in collateralized debt obligations, or CDOs, sponsored, but not issued, by us. We do not earn fees on the CTX Fund, however, we earn CDO management fees from the CDOs in which the CTX Fund invests.

•
CT Mezzanine Partners III, Inc., or Fund III, is no longer investing capital. The fund was a vehicle we co-sponsored with a joint venture partner. The fund is currently liquidating in the ordinary course. We earn 100% of base management fees of 1.42% of invested capital, and we split incentive management fees with our partner, which receives 37.5% of the fund’s incentive management fees.

As of June 30, 2009, we managed five private equity funds and one separate account through our wholly-owned, taxable, investment management subsidiary, CT Investment Management Co., LLC, or CTIMCO.

Investment Management Mandates, as of June 30, 2009
(in millions)							Incentive Management Fee
		Total	Total Capital	Co-		Base	Company	Employee
	Type	Investments(1)	Commitments	Investment %		Management Fee	%	%
Investing:
CT High Grade II	Fund	$164	$667	—		0.40% (Assets)	N/A	N/A
CTOPI	Fund	287	540	4.63%	(2)	1.60% (Equity)	100%(3)	—%(4)

Liquidating:
CT High Grade	Sep. Acc.	344	350	—		0.25% (Assets)	N/A	N/A
CT Large Loan	Fund	275	325	—	(5)	0.75% (Assets)(6)	N/A	N/A
CTX Fund	Fund	8	10	—	(5)	(Assets)(7)	100%(7)	—%(7)
Fund III	Fund	44	425	4.71%		1.42% (Equity)	57%(8)	43%(4)

(1)	Represents total investments, on a cash basis, as of period-end.
(2)	We have committed to invest $25 million in CTOPI.
(3)	CTIMCO earns net incentive management fees of 17.7% of profits after a 9% preferred return on capital and a 100% return of capital, subject to a catch-up.
(4)
Portions of the Fund III incentive management fees received by us have been allocated to our employees as long-term performance awards. We have not allocated any of the CTOPI incentive management fee to employees as of June 30, 2009.

(5)	We co-invest on a pari passu, asset by asset basis with CT Large Loan and CTX Fund.
(6)	Capped at 1.5% of equity.
(7)
CTIMCO serves as collateral manager of the CDOs in which the CTX Fund invests and CTIMCO earns base and incentive management fees as CDO collateral manager. As of June 30, 2009, we manage one such $500 million CDO and earn base management fees of 0.10% of assets and have the potential to earn incentive management fees.

(8)	CTIMCO (62.5%) and our co-sponsor (37.5%) earn net incentive management fees of 18.9% of profits after a 10% preferred return on capital and a 100% return of capital, subject to a catch-up.

We expect to continue to grow our investment management business, sponsoring additional investment management vehicles.

Results of Operations

Comparison of Results of Operations: Three Months Ended June 30, 2009 vs. June 30, 2008
(in thousands, except per share data)
	2009	2008	$ Change	% Change
Income from loans and other investments:
Interest and related income	$30,575	$49,030	($18,455)	(37.6%)
Less: Interest and related expenses	20,244	32,799	(12,555)	(38.3%)
Income from loans and other investments, net	10,331	16,231	(5,900)	(36.4%)

Other revenues:
Management fees from affiliates	2,929	4,154	(1,225)	(29.5%)
Servicing fees	155	44	111	252.3%
Other interest income	8	638	(630)	(98.7%)
Total other revenues	3,092	4,836	(1,744)	(36.1%)

Other expenses:
General and administrative	4,503	6,208	(1,705)	(27.5%)
Depreciation and amortization	7	22	(15)	(68.2%)
Total other expenses	4,510	6,230	(1,720)	(27.6%)

Total other-than-temporary impairments on securities	(4,000)	—	(4,000)	N/A
Impairment of goodwill	(2,235)	—	(2,235)	N/A
Impairment on real estate held-for-sale	(899)	—	(899)	N/A
Net impairments recognized in earnings	(7,134)	—	(7,134)	N/A

Provision for loan losses	(7,730)	(56,000)	48,270	(86.2%)
Gain on extinguishment of debt	—	6,000	(6,000)	(100.0%)
Gain on sale of investments	—	374	(374)	(100.0%)
(Loss)/income from equity investments	(445)	69	(514)	N/A
Loss before income taxes	(6,396)	(34,720)	28,324	(81.6%)
Income tax provision	—	98	(98)	(100.0%)
Net loss	($6,396)	($34,818)	$28,422	(81.6%)

Net loss per share - diluted	($0.29)	($1.59)	$1.30	(81.8%)

Dividend per share	$—	$0.80	($0.80)	(100.0%)

Average LIBOR	0.37%	2.59%	(2.22%)	(85.8%)

Income from loans and other investments, net

A decline in Interest Earning Assets ($517 million or 17% from June 30, 2008 to June 30, 2009) and an 86% decrease in average LIBOR contributed to a $18.5 million, or 38%, decrease in interest income between the second quarter of 2008 and the second quarter of 2009. Lower LIBOR and a decrease in leverage of $338.0 million, or 15%, from June 30, 2008 to June 30, 2009 resulted in a $12.6 million, or 38%, decrease in interest expense for the period. On a net basis, net interest income decreased by $5.9 million, or 36%.

Management fees from affiliates

Base management fees from our investment management business decreased $1.2 million, or 30%, during the second quarter of 2009 compared with the second quarter of 2008. The decrease was attributed primarily to one-time fees of $1.0 million in the second quarter of 2008 from CTOPI, which represented a catch-up fee from new investors that committed capital at the final closing. This decrease was partially offset by new fee income from CT High Grade II.

Servicing fees

Servicing fees increased $111,000 in the second quarter of 2009 compared with the second quarter of 2008, primarily due to one-time special servicing fees received by CTIMCO in the second quarter of 2009.

General and administrative expenses

General and administrative expenses include personnel costs, operating expenses and professional fees. Total general and administrative expenses decreased $1.7 million, or 28%, between the second quarter of 2008 and the second quarter of 2009. The decrease in 2009 was primarily a result of lower personnel costs and lower professional fees.

Net impairments recognized in earnings

During the second quarter of 2009, we recorded an other-than-temporary impairment of $899,000 on our Real Estate Held-for-Sale to reflect the property at fair value. Also in the second quarter of 2009, we recorded a $2.2 million impairment of goodwill related to our June 2007 acquisition of a healthcare loan origination platform. Based on our assessment of our current business, as it relates to the previously acquired business, we impaired goodwill completely as of June 30, 2009. We also recorded an aggregate gross other-than-temporary impairment of $4.0 million during the second quarter of 2009 related to one of our securities because we believe that there has been an adverse change in expected cash flow. No impairments were recorded during the second quarter of 2008.

Provision for loan losses

During the second quarter of 2009, we recorded an aggregate $7.7 million provision for loan losses against four loans. During the second quarter of 2008, we recorded a $50.0 million provision for loan losses against a single loan. Also during the second quarter of 2008, we recorded an additional $6.0 million charge on a loan that was written off. The $6.0 million liability collateralized by the loan was forgiven by the creditor as described below.

Gain on extinguishment of debt

During the second quarter of 2009 we did not record any gains on the extinguishment of debt. During the second quarter of 2008, $6.0 million of debt forgiveness by a creditor was recorded as a gain on extinguishment of debt.

Gain on sale of investments

During the second quarter of 2009 we did not record any gains on sale of investments. At December 31, 2007, we had one CMBS investment that we designated and accounted for on an available-for-sale basis with a face value of $7.7 million. During the second quarter of 2008, the security was sold for a gain of $374,000.

(Loss)/income from equity investments

The loss from equity investments during the second quarter of 2009 resulted from our share of losses at CTOPI and Fund III. Our share of losses from CTOPI was $435,000, primarily due to fair value adjustments on the underlying investments. The income from equity investments during the second quarter of 2008 resulted primarily from our share of operating income/(loss) at Fund III and CTOPI.

Income tax provision

During the second quarter of 2009 we did not record an income tax provision. During the second quarter of 2008, CTIMCO recorded operating income before income taxes of $1.1 million, which, when combined with GAAP to tax differences and changes in valuation allowances, resulted in an income tax provision of $98,000.

Dividends

We did not pay a dividend in the second quarter of 2009. In the second quarter of 2008 we paid a dividend of $0.80 per share.

Comparison of Results of Operations: Six Months Ended June 30, 2009 vs. June 30, 2008
(in thousands, except per share data)
	2009	2008	$ Change	% Change
Income from loans and other investments:
Interest and related income	$63,814	$105,585	($41,771)	(39.6%)
Less: Interest and related expenses	41,512	70,743	(29,231)	(41.3%)
Income from loans and other investments, net	22,302	34,842	(12,540)	(36.0%)

Other revenues:
Management fees from affiliates	5,809	6,350	(541)	(8.5%)
Servicing fees	1,334	222	1,112	500.9%
Other interest income	136	825	(689)	(83.5%)
Total other revenues	7,279	7,397	(118)	(1.6%)

Other expenses:
General and administrative	12,959	13,108	(149)	(1.1%)
Depreciation and amortization	14	127	(113)	(89.0%)
Total other expenses	12,973	13,235	(262)	(2.0%)

Total other-than-temporary impairments on securities	(18,646)	—	(18,646)	N/A
Portion of other-than-temporary impairments on securities recognized in other comprehensive income	5,624	—	5,624	N/A
Impairment of goodwill	(2,235)	—	(2,235)	N/A
Impairment on real estate held-for-sale	(2,233)	—	(2,233)	N/A
Net impairments recognized in earnings	(17,490)	—	(17,490)	N/A

Provision for loan losses	(66,493)	(56,000)	(10,493)	18.7%
Valuation allowance on loans held-for-sale	(10,363)	—	(10,363)	N/A
Gain on extinguishment of debt	—	6,000	(6,000)	(100.0%)
Gain on sale of investments	—	374	(374)	(100.0%)
(Loss)/income from equity investments	(2,211)	76	(2,287)	N/A
Loss before income taxes	(79,949)	(20,546)	(59,403)	289.1%
Income tax benefit	(408)	(501)	93	(18.6%)
Net loss	($79,541)	($20,045)	($59,496)	296.8%

Net loss per share - diluted	($3.56)	($1.01)	($2.55)	252.5%

Dividend per share	$—	$1.60	($1.60)	(100.0%)

Average LIBOR	0.42%	2.95%	(2.53%)	(85.9%)

Income from loans and other investments, net

A decline in Interest Earning Assets ($517 million or 17% from June 30, 2008 to June 30, 2009) and an 86% decrease in average LIBOR contributed to a $41.8 million, or 40%, decrease in interest income between the six months ended June 30, 2008 and the six months ended June 30, 2009. Lower LIBOR and a decrease in leverage of $338.0 million, or 15%, from June 30, 2008 to June 30, 2009 resulted in a $29.2 million, or 41%, decrease in interest expense for the period. On a net basis, net interest income decreased by $12.5 million, or 36%.

Management fees from affiliates

Base management fees from our investment management business decreased $541,000, or 9%, during the six months ended June 30, 2009 compared with the six months ended June 30, 2008. The decrease was attributed primarily to a decrease of $612,000 in fees from CT Large Loan offset partially by new fee income from CT High Grade II.

Servicing fees

Servicing fees increased $1.1 million during the six months ended June 30, 2009 compared with the six months ended June 30, 2008, primarily due to a one-time special servicing fee of $1.2 million received by CTIMCO in the first quarter of 2009.

General and administrative expenses

General and administrative expenses include personnel costs, operating expenses and professional fees. Total general and administrative expenses decreased $149,000 between the six months ended June 30, 2009 and the six months ended June 30, 2008 as a result of (i) a decrease of $1.7 million in personnel costs, (ii) a decrease of $1.1 million in employee stock based compensation and (iii) a decrease of approximately $450,000 of other operating costs. This was offset by $3.1 million in non-recurring costs associated with our debt restructuring incurred during the first quarter of 2009.

Net impairments recognized in earnings

During the six months ended June 30, 2009, we recorded an other-than-temporary impairment of $2.2 million on our Real Estate Held-for-Sale to reflect the property at fair value. Also in the second quarter of 2009, we recorded a $2.2 million impairment of goodwill related to our June 2007 acquisition of a healthcare loan origination platform. Based on our assessment of our current business, as it relates to the previously acquired business, we impaired goodwill completely as of June 30, 2009. We also recorded a gross other-than-temporary impairment of $18.6 million on seven of our Securities due to an adverse change in our cash flow expectations on those Securities. Of this, $5.6 million was included in other comprehensive income, resulting in a net $13.0 million other-than-temporary impairment included in earnings for the six months ended June 30, 2009. No impairments were recorded during the six months ended June 30, 2008.

Provision for loan losses

During the six months ended June 30, 2009, we recorded an aggregate $66.5 million provision for loan losses against eleven loans. During the six months ended June 30, 2008, we recorded a $50.0 million provision for loan losses against a single loan. Also during the six months ended June 30, 2008, we recorded an additional $6.0 million charge on one loan that was written off during the second quarter. The $6.0 million liability collateralized by the loan was forgiven by the creditor as described below.

Valuation allowance on loans held-for-sale

During the six months ended June 30, 2009, we recorded a $10.4 million valuation allowance against two loans that we classified as held-for-sale to reflect these assets at fair value. No loans were classified as held-for-sale as of June 30, 2008.

Gain on extinguishment of debt

During the six months ended June 30, 2009 we did not record any gains on the extinguishment of debt. During the second quarter of 2008, $6.0 million of debt forgiveness by a creditor was recorded as a gain on extinguishment of debt.

Gain on sale of investments

During the six months ended June 30, 2009 we did not record any gains on sale of investments. At December 31, 2007, we had one CMBS investment that we designated and accounted for on an available-for-sale basis with a face value of $7.7 million. During the second quarter of 2008, the security was sold for a gain of $374,000.

(Loss)/income from equity investments

The loss from equity investments during the six months ended June 30, 2009 resulted from our share of losses at CTOPI and Fund III. Our share of losses from CTOPI was $2.0 million, primarily due to fair value adjustments on the underlying investments. The income from equity investments during the six months ended June 30, 2008 resulted primarily from our share of operating income at Fund III and CTOPI.

Income tax benefit

During the six months ended June 30, 2009, we received $408,000 in tax refunds that we recorded as an offset to income tax expense. During the six months ended June 30, 2008, CTIMCO recorded operating income before income taxes of $398,000, which, when combined with GAAP to tax differences and changes in valuation allowances, resulted in an income tax benefit of $501,000.

Dividends

We did not pay a dividend in the six months ended June 30, 2009. In the six months ended June 30, 2008 we paid a dividend of $1.60 per share.

Liquidity and Capital Resources

Sources of liquidity as of June 30, 2009 include cash on hand, net operating income, repayments under Loans and Securities and asset disposition proceeds. Uses of liquidity include operating expenses, Unfunded Loan Commitments of $13.5 million, unfunded capital commitments to our managed funds of $19.2 million, dividends necessary to maintain our REIT status, and debt repayments. We believe our current sources of capital, coupled with our expectations regarding potential asset dispositions and other transactions, will be adequate to meet our near term cash requirements.

Our liquidity and capital resources outlook was significantly impacted by the restructuring of our debt obligations during the first quarter of 2009. We agreed to pay each of our participating secured lenders additional principal amortization equal to 65% of the net interest margin and 100% of the principal proceeds from assets in their collateral pool, which amounts would otherwise have been free cash flow available to us. We have also agreed to make minimum aggregate principal payments to each of our participating secured lenders equal to 20% of our outstanding borrowings as of March 16, 2009, the date of our debt restructuring, to qualify for the first one year extension option under the restructured facilities in March 2010. In addition to the required repayments to our secured lenders, we agreed to make a minimum $5.0 million repayment under our senior credit facility by March of 2010.

The following table details our progress towards reducing the outstanding principal amounts under our secured credit facilities in order to meet the conditions for the first one-year extension thereof (in thousands):

	June 30, 2009		March 16, 2009		March 16, 2009 to June 30, 2009 Change
Participating Secured Lender	Collateral Balance (1)	Debt Obligation (A)	Collateral Balance (1)	Debt Obligation	Collateral Balance (1)	Debt Obligation	Target Debt Obligation (B)	Additional Debt Reduction Required (A-B) (2)
JPMorgan (3)	$529,438	$288,734	$559,548	$334,968	$(30,110)	$(46,234)	$267,938	$20,796
Morgan Stanley	408,038	170,147	411,342	181,350	(3,304)	(11,203)	145,080	25,067
Citigroup	77,648	44,377	99,590	63,830	(21,942)	(19,453)	50,894	N/A
	$1,015,124	$503,258	$1,070,480	$580,148	$(55,356)	$(76,890)	$463,912	$45,863

(1)	Represents the aggregate outstanding principal balance of collateral as of each respective period.
(2)	Represents the amount by which we need to reduce our debt obligations by March 15, 2010.
(3)
The additional debt reduction required under our agreement with JPMorgan is subject to adjustment based on changes in the fair value of certain of our interest rate swap agreements with JPMorgan between June 30, 2009 and March 15, 2010. Amount noted above assumes no change in the fair value of such derivatives as of June 30, 2009.

Cash Flows

We experienced a net decrease in cash of $25.8 million for the six months ended June 30, 2009, compared to a net increase of $69.4 million for the six months ended June 30, 2008.

Cash provided by operating activities during the six months ended June 30, 2009 was $18.2 million, compared to cash provided by operating activities of $27.5 million during the same period of 2008. The change was primarily due to a decrease in our net interest margin and non-recurring restructuring costs incurred in the first quarter of 2009, offset by additional management fees and servicing fees collected during the first six months of 2009. A significant portion of our interest earning assets serve as collateral for our secured debt (repurchase agreements and CDOs). These interest earning assets generate a significant portion of our cash flow, which has been redirected, either in whole or in part, towards repayment of the applicable debt.

For the six months ended June 30, 2009, cash provided by investing activities was $44.1 million, compared to $83.6 million provided by investing activities during the same period in 2008. The change was primarily due a decrease in principal repayments of $134.1 million during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, offset by a decrease in originations, acquisitions, and additional fundings of $87.4 million for the same periods.

For the six months ended June 30, 2009, cash used in financing activities was $88.1 million, compared to $41.6 million during the same period in 2008. During the six months ended June 30, 2009, the cash used in financing activities was primarily comprised of repayments under our repurchase obligations and repayments of collateralized debt obligations. During the six months ended June 30, 2008, the cash used in financing activities was comprised of net repayments under repurchase obligations and credit facilities of $80.1 million, repayments of collateralized debt obligations of $21.6 million, dividend distributions of $64.8 million offset by $123.1 million in proceeds from the public offering of our common shares.

Capitalization

Our authorized capital stock consists of 100,000,000 shares of $0.01 par value class A common stock, of which 22,053,342 shares were issued and outstanding as of June 30, 2009, and 100,000,000 shares of preferred stock, none of which were outstanding as of June 30, 2009.

Pursuant to the terms of our debt restructuring on March 16, 2009, we issued to JPMorgan, Morgan Stanley and Citigroup warrants to purchase 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share, the closing bid price on the New York Stock Exchange on March 13, 2009. The warrants will become exercisable on March 16, 2012 and expire on March 16, 2019, and may be exercised through a cashless exercise.

Repurchase Obligations and Secured Debt

As of June 30, 2009, we were party to three master repurchase agreements with three counterparties, with aggregate total outstanding borrowings of $503.3 million. The terms of these agreements are described in Note 9 to the consolidated financial statements.

Collateralized Debt Obligations

As of June 30, 2009, we had CDOs outstanding from four separate issuances with a total face value of $1.1 billion. Our CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet representing the amortized sales price of the securities we sold to third parties. On a combined basis, our CDOs provide us with $1.1 billion of non-recourse, non-mark-to-market, index matched financing at a weighted average cash cost of 0.54% over the applicable indices (1.87% at June 30, 2009) and a weighted average all-in cost of 0.75% over the applicable indices (2.08% at June 30, 2009).

CDO I and CDO II each have interest coverage and overcollateralization tests, which if breached provide for hyper-amortization of the senior notes sold by a redirection of cash flow that would otherwise have been paid to the subordinate classes, some of which are owned by us. If such tests are in breach for six consecutive months, the reinvesting feature of the CDO is suspended. The hyper-amortization would cease once the test is back in compliance. The overcollateralization tests are a function of impairments to the CDO collateral. During the first quarter of 2009, we were informed by our CDO trustee of impairments due to rating agency downgrades of certain of the securities which serve as collateral in all of our CDOs. The impairments resulted in a breach of the CDO II overcollateralization test. During the second quarter, additional ratings downgrades on securities combined with the non-performance of loan collateral resulted in a breach of the CDO I overcollateralization test and a breach of the CDO II interest coverage test as well an additional CDO II overcollateralization test failure. As described above, these breaches have caused the redirection of CDO I and CDO II cash flow that would otherwise have been paid to the subordinate classes of the CDOs, some of which we own.

Furthermore, all four of our CDOs provide for the re-classification of interest proceeds from impaired collateral as principal proceeds. During the first quarter of 2009, we were informed by our CDO trustee of impairments due to rating agency downgrades of certain of the securities which serve as collateral in all of our CDOs resulting in the reclassification of interest proceeds from those securities as principal proceeds. During the second quarter of 2009, additional downgrades of securities in CDO IV resulted in additional impairments and therefore a significant diminution of cash flow to us.

Senior Credit Facility

On March 16, 2009, we entered into an amended and restated senior credit agreement governing our term loan from WestLB AG, New York Branch, participant and administrative agent, Fortis Capital Corp., Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Morgan Stanley Bank, N.A. and Deutsche Bank Trust Company Americas, which we collectively refer to as the senior lenders. As of June 30, 2009, we had $99.7 million outstanding under our senior credit facility at a cash cost of LIBOR plus 3.00% and an all-in cost of 7.20%. The terms of this agreement is described in Note 9 to the consolidated financial statements.

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

On May 14, 2009, we reached an agreement with the remaining holders of our Trust II Securities to issue new junior subordinated notes on substantially similar terms as those mentioned above in exchange for $21.9 million face amount of the trust securities.

The terms of the $143.8 million aggregate principal amount of new junior subordinated notes issued pursuant to the exchange transactions are described in Note 9 to the consolidated financial statements.

Contractual Obligations

The following table sets forth information about certain of our contractual obligations as of June 30, 2009:

Contractual Obligations(1)
(in millions)
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations
Repurchase obligations	$503	$46	$457	$—	$—
Collateralized debt obligations	1,132	—	—	—	1,132
Senior credit facility	100	5	95	—	—
Junior subordinated notes	144	—	—	—	144

Total long-term debt obligations	1,879	51	552	—	1,276

Unfunded commitments
Loans	14	2	10	2	—
Equity investments	19	—	19	—	—

Total unfunded commitments	33	2	29	2	—

Operating lease obligations	13	1	3	3	6

Total	$1,925	$54	$584	$5	$1,282

(1)	We are also subject to interest rate swaps for which we cannot estimate future payments due.

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

ITEM 3.            Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
The principal objective of our asset/liability management activities is to maximize net interest income while minimizing levels of interest rate risk. Net interest income and interest expense are subject to the risk of interest rate fluctuations. In certain instances, to mitigate the impact of fluctuations in interest rates, we use interest rate swaps to effectively convert floating rate liabilities to fixed rate liabilities for proper matching with fixed rate assets. Each derivative used as a hedge is matched with an asset or liability with which it is expected to have a high correlation. The swap agreements are generally held-to-maturity and we do not use interest rate derivative financial instruments for trading purposes. The differential to be paid or received on these agreements is recognized as an adjustment to the interest expense related to debt and is recognized on the accrual basis.

As of June 30, 2009, a 100 basis point change in LIBOR would impact our net income by approximately $5.1 million.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates as of June 30, 2009. For financial assets and debt obligations, the table presents cash flows (in certain cases, face adjusted for expected losses) to the expected maturity and weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and floating receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average floating rates are based on rates in effect as of the reporting date.

	Expected Maturity/Repayment Dates (1)
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(in thousands)
Assets:

Securities
Fixed rate	$34,282	$17,803	$96,742	$107,358	$177,707	$256,394	$690,286	$468,983
Interest rate(2)	6.62%	7.28%	7.37%	7.04%	6.85%	6.12%	6.68%
Floating rate	$20,810	$18,241	$17,995	$90,274	$13,500	$1,584	$162,404	$56,133
Interest rate(2)(3)	3.11%	2.10%	1.90%	4.63%	7.49%	3.17%	4.07%

Loans receivable, net
Fixed rate	$6,034	$1,283	$27,831	$1,160	$1,246	$94,273	$131,827	$121,539
Interest rate(2)	8.51%	8.05%	8.46%	7.79%	7.78%	7.86%	8.02%
Floating rate	$35,664	$135,573	$721,437	$524,020	$89,905	$11,358	$1,517,957	$1,104,420
Interest rate(2)	4.12%	3.86%	2.69%	3.40%	4.04%	2.27%	3.15%

Loans held-for-sale
Floating rate	$—	$—	$—	$14,444	$—	$—	$14,444	$12,000
Interest rate(2)	—	—	—	4.81%	—	—	4.81%

Debt Obligations:

Repurchase obligations
Floating rate (4)	$—	$45,863	$457,395	$—	$—	$—	$503,258	$503,258
Interest rate(2)	—	2.03%	1.93%	—	—	—	1.94%

CDOs
Fixed rate	$6,709	$4,801	$42,299	$59,142	$112,164	$43,018	$268,133	$166,201
Interest rate(2)	5.54%	5.20%	5.16%	5.16%	5.19%	5.97%	5.31%
Floating rate	$52,769	$56,913	$203,518	$347,357	$64,391	$139,213	$864,161	$250,003
Interest rate(2)	0.86%	0.82%	0.84%	1.02%	0.99%	1.22%	0.99%

Senior credit facility
Fixed rate	$2,500	$5,000	$92,198	$—	$—	$—	$99,698	$47,329
Interest rate(2)	3.31%	3.31%	3.31%	—	—	—	3.31%

Junior subordinated notes
Fixed rate	$—	$—	$—	$—	$—	$143,753	$143,753	$17,479
Interest rate(2) (5)	—	—	—	—	—	—	—

Participations sold
Floating rate	$—	$—	$91,139	$201,471	$—	$—	$292,610	$202,954
Interest rate(2)	—	—	2.17%	3.75%	—	—	3.26%

Derivative Financial Instruments:

Interest rate swaps
Notional amounts	$42,668	$13,383	$46,400	$81,886	$39,947	$235,529	$459,813	$(33,823)
Fixed pay rate(2)	4.73%	5.06%	4.65%	4.98%	4.97%	5.06%	4.96%
Floating receive rate(2)	0.32%	0.32%	0.32%	0.32%	0.32%	0.32%	0.32%

(1)	Expected repayment dates and amounts are based on contractual agreements as of June 30, 2009, and do not give effect to transactions which may be expected to occur in the future.
(2)	Represents weighted average rates where applicable. Floating rates are based on LIBOR of 0.31%, which is the rate as of June 30, 2009.
(3)	For $37.9 million face value ($33.7 million book value) of our securities, calculations use an effective rate based on cash received.
(4)
As discussed in Note 16 to the consolidated financial statements, due to the unique nature of our restructured repurchase obligations and secured debt, it is not practicable to estimate a fair value for these instruments. Accordingly, the amount included in the table above represents the current principal amount of these obligations.

(5)
The coupon on our junior subordinated notes will remain at 1.00% per annum through April 29, 2012, increase to 7.23% per annum for the period from April 30, 2012 through April 29, 2016 and then convert to a floating interest rate of three-month LIBOR + 2.44% per annum through maturity in 2036.

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

At the 2009 annual meeting of our shareholders held on June 24, 2009, shareholders considered and voted upon:

1. A proposal to elect nine directors (identified in the table below) to serve until the next annual meeting of shareholders and until such directors’ successors are duly elected and qualify (“Proposal 1”); and

2. A proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2009 (“Proposal 2”).

The following table sets forth the number of votes in favor, the number of votes opposed, the number of abstentions (or votes withheld in the case of the election of directors) and broker non-votes with respect to each of the foregoing proposals.

Proposal	Votes in Favor	Votes Opposed	Abstentions (Withheld)	Broker Non-Votes
Proposal 1
Samuel Zell	17,729,815	N/A	1,309,907	–
Thomas E. Dobrowski	18,036,446	N/A	1,003,276	–
Martin L. Edelman	17,779,591	N/A	1,260,131	–
Craig M. Hatkoff	18,043,304	N/A	996,418	–
Edward S. Hyman	18,043,149	N/A	996,573	–
John R. Klopp	18,027,491	N/A	1,012,231	–
Henry N. Nassau	18,035,592	N/A	1,004,130	–
Joshua A. Polan	18,020,421	N/A	1,019,301	–
Lynne B. Sagalyn	18,026,864	N/A	1,012,858	–

Proposal 2	18,944,804	61,777	33,141

ITEM 5:	Other Information
None.

ITEM 6:	Exhibits

	3.1a	Charter of the Capital Trust, Inc. (filed as Exhibit 3.1.a to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on April 2, 2003 and incorporated herein by reference).
	3.1b	Certificate of Notice (filed as Exhibit 3.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on February 27, 2007 and incorporated herein by reference).
	3.2
Second Amended and Restated By-Laws of Capital Trust, Inc. (filed as Exhibit 3.2 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-4788) filed on February 27, 2007 and incorporated herein by reference).

•	10.1	Termination and Release Agreement, dated as of April 6, 2009, by and between Capital Trust, Inc. and Lehman Commercial Paper Inc.
•	31.1	Certification of John R. Klopp, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
•	31.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
•	32.1	Certification of John R. Klopp, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
•	32.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
•	99.1	Updated Risk Factors from our Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 with the Securities and Exchange Commission.

•	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL TRUST, INC.

August 4, 2009	/s/ John R. Klopp
Date	John R. Klopp
Chief Executive Officer

August 4, 2009	/s/ Geoffrey G. Jervis
Date	Geoffrey G. Jervis
Chief Financial Officer