Form 10-Q
period 2009-09-30
CAPITAL TRUST INC
filed 2009-11-03
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of outstanding shares of the registrant's class A common stock, par value $0.01 per share, as of October 28, 2009 was 22,046,680.

Capital Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2009 and December 31, 2008
(in thousands except per share data)

	September 30,	December 31,
Assets	2009	2008
	(unaudited)

Cash and cash equivalents	$28,575	$45,382
Restricted cash	155	18,821
Securities held-to-maturity	746,319	852,211
Loans receivable, net	1,587,590	1,790,234
Loans held-for-sale, net	12,000	92,175
Real estate held-for-sale	—	9,897
Equity investments in unconsolidated subsidiaries	1,624	2,383
Accrued interest receivable	4,913	6,351
Deferred income taxes	1,706	1,706
Prepaid expenses and other assets	7,742	18,369
Total assets	$2,390,624	$2,837,529

Liabilities & Shareholders' Equity

Liabilities:
Accounts payable and accrued expenses	$9,741	$11,478
Repurchase obligations	491,833	699,054
Collateralized debt obligations	1,124,983	1,156,035
Senior credit facility	99,443	100,000
Junior subordinated notes	127,075	128,875
Participations sold	289,795	292,669
Interest rate hedge liabilities	34,508	47,974
Total liabilities	2,177,378	2,436,085

Shareholders' equity:
Class A common stock $0.01 par value 100,000 shares authorized, 21,759 and 21,740 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively ("class A common stock")	218	217
Restricted class A common stock $0.01 par value, 287 and 331 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively ("restricted class A common stock" and together with class A common stock, "common stock")	3	3
Additional paid-in capital	559,859	557,435
Accumulated other comprehensive loss	(47,878)	(41,009)
Accumulated deficit	(298,956)	(115,202)
Total shareholders' equity	213,246	401,444
Total liabilities and shareholders' equity	$2,390,624	$2,837,529

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2009 and 2008
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income from loans and other investments:
Interest and related income	$29,527	$44,141	$93,341	$149,725
Less: Interest and related expenses	19,604	28,175	61,116	98,918
Income from loans and other investments, net	9,923	15,966	32,225	50,807

Other revenues:
Management fees from affiliates	2,959	3,477	8,768	9,827
Servicing fees	168	116	1,502	337
Other interest income	16	483	153	1,307
Total other revenues	3,143	4,076	10,423	11,471

Other expenses:
General and administrative	5,492	5,711	18,450	18,819
Depreciation and amortization	51	13	65	140
Total other expenses	5,543	5,724	18,515	18,959

Total other-than-temporary impairments of securities	(77,883)	—	(96,529)	—
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	11,987	—	17,612	—
Impairment of goodwill	—	—	(2,235)	—
Impairment of real estate held-for-sale	—	—	(2,233)	—
Net impairments recognized in earnings	(65,896)	—	(83,385)	—

Provision for loan losses	(47,222)	—	(113,716)	(56,000)
Valuation allowance on loans held-for-sale	—	—	(10,363)	—
Gain on extinguishment of debt	—	—	—	6,000
Gain on sale of investments	—	—	—	374
Loss from equity investments	(862)	(625)	(3,074)	(549)
(Loss) income before income taxes	(106,457)	13,693	(186,405)	(6,856)
Income tax provision/(benefit)	—	26	(408)	(475)
Net (loss) income	$(106,457)	$13,667	$(185,997)	$(6,381)

Per share information:
Net (loss) income per share of common stock:
Basic	$(4.75)	$0.61	$(8.32)	$(0.31)
Diluted	$(4.75)	$0.61	$(8.32)	$(0.31)

Weighted average shares of common stock outstanding:
Basic	22,426,623	22,247,042	22,361,541	20,707,262
Diluted	22,426,623	22,250,631	22,361,541	20,707,262

Dividends declared per share of common stock	$—	$0.60	$—	$2.20

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2009 and 2008
(in thousands)
(unaudited)

	Comprehensive Loss	Class A Common Stock	Restricted Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2008		$172	$4	$426,113	$(8,684)	$(9,368)	$408,237

Net loss	$(6,381)	—	—	—	—	(6,381)	(6,381)
Unrealized loss on derivative financial instruments	(1,233)	—	—	—	(1,233)	—	(1,233)
Unrealized gain on available-for-sale security	277	—	—	—	277	—	277
Reclassification to gain on sale of investments	(482)	—	—	—	(482)	—	(482)
Amortization of unrealized gain on securities	(1,278)	—	—	—	(1,278)	—	(1,278)
Deferred loss on settlement of swap	(612)	—	—	—	(612)	—	(612)
Amortization of deferred gains and losses on settlement of swaps	(140)	—	—	—	(140)	—	(140)
Shares of class A common stock issued in public offering	—	40	—	112,567	—	—	112,607
Shares of class A common stock issued under dividend reinvestment plan and stock purchase plan	—	5	—	12,835	—	—	12,840
Sale of shares of class A common stock under stock option agreement	—	—	—	180	—	—	180
Restricted class A common stock earned	—	—	—	2,759	—	—	2,759
Dividends declared on common stock	—	—	—	—	—	(48,294)	(48,294)

Balance at September 30, 2008	$(9,849)	$217	$4	$554,454	$(12,152)	$(64,043)	$478,480

Balance at January 1, 2009		$217	$3	$557,435	$(41,009)	$(115,202)	$401,444

Net loss	$(185,997)	—	—	—	—	(185,997)	(185,997)

Cumulative effect of change in accounting principle	—	—	—	—	(2,243)	2,243	—
Unrealized gain on derivative financial instruments	13,465	—	—	—	13,465	—	13,465
Amortization of unrealized gain on securities	(675)	—	—	—	(675)	—	(675)
Amortization of deferred gains and losses on settlement of swaps	(70)	—	—	—	(70)	—	(70)
Other-than-temporary impairments of securities related to fair value adjustments in excess of expected credit losses	(17,346)	—	—	—	(17,346)	—	(17,346)
Issuance of warrants in conjunction with debt restructuring	—	—	—	940	—	—	940
Restricted class A common stock earned	—	1	—	1,091	—	—	1,092
Deferred directors' compensation	—	—	—	393	—	—	393

Balance at September 30, 2009	$(190,623)	$218	$3	$559,859	$(47,878)	$(298,956)	$213,246

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008
(in thousands)
(unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(185,997)	$(6,381)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Net impairments recognized in earnings	83,385	—
Provision for loan losses	113,716	56,000
Valuation allowance on loans held-for-sale	10,363	—
Gain on extinguishment of debt	—	(6,000)
Gain on sale of investments	—	(374)
Loss from equity investments	3,074	549
Employee stock-based compensation	1,102	2,759
Depreciation and amortization	65	140
Amortization of premiums/discounts on loans and securities and deferred interest on loans	(4,966)	(8,050)
Amortization of deferred gains and losses on settlement of swaps	(70)	(140)
Amortization of deferred financing costs and premiums/discounts on
debt obligations	7,109	4,003
Deferred directors' compensation	393	393
Changes in assets and liabilities, net:
Accrued interest receivable	1,439	3,026
Deferred income taxes	—	(501)
Prepaid expenses and other assets	2,220	3,943
Accounts payable and accrued expenses	(1,747)	(6,102)
Net cash provided by operating activities	30,086	43,265

Cash flows from investing activities:
Purchases of securities	—	(660)
Principal collections and proceeds from securities	11,342	27,896
Origination/purchase of loans receivable	—	(47,193)
Add-on fundings under existing loan commitments	(7,698)	(68,151)
Principal collections of loans receivable	56,188	206,008
Proceeds from operation/disposition of real estate held-for-sale	7,665	—
Contributions to unconsolidated subsidiaries	(2,315)	(3,473)
Increase in restricted cash	—	(12,535)
Net cash provided by investing activities	65,182	101,892

Cash flows from financing activities:
Decrease in restricted cash	18,666	—
Borrowings under repurchase obligations	—	184,025
Repayments under repurchase obligations	(93,709)	(273,674)
Borrowings under senior credit facility	—	25,000
Repayments under senior credit facility	(2,500)	—
Repayment of collateralized debt obligations	(31,636)	(33,274)
Repayment of participations sold	(2,889)	—
Settlement of interest rate hedges	—	(612)
Payment of deferred financing costs	(7)	(306)
Proceeds from stock options exercised	—	180
Dividends paid on common stock	—	(82,532)
Proceeds from sale of shares of class A common stock and stock purchase plan	—	123,108
Proceeds from dividend reinvestment plan	—	2,339
Net cash used in financing activities	(112,075)	(55,746)

Net (decrease)/increase in cash and cash equivalents	(16,807)	89,411
Cash and cash equivalents at beginning of period	45,382	25,829
Cash and cash equivalents at end of period	$28,575	$115,240

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.   Organization

References herein to “we,” “us” or “our” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a fully integrated, self-managed, real estate finance and investment management company that specializes in credit sensitive financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. From the inception of our finance business in 1997 through September 30, 2009, we have completed over $11.1 billion of investments in the commercial real estate debt arena. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes and we are headquartered in New York City.

2.   Summary of Significant Accounting Policies

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related management’s discussion and analysis of financial condition and results of operations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. In our opinion, all material adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2009.

Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” or FAS 168. FAS 168 establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, and states that all guidance contained in the Codification carries equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change GAAP, however it does change the way in which it is to be researched and referenced. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, references to pre-Codification accounting literature in our financial statements have been removed.

Principles of Consolidation
The accompanying financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries and our interests in variable interest entities in which we are the primary beneficiary, prepared in accordance with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation. Our co-investment interest in the private equity funds we manage, CT Mezzanine Partners III, Inc., or Fund III, and CT Opportunity Partners I, LP, or CTOPI, and others are accounted for using the equity method. These entities’ assets and liabilities are not consolidated into our financial statements due to our determination that either (i) for entities that are variable interest entities we are not the primary beneficiary of such entities’ variability, generally due to the insignificance of our share of ownership and certain control provisions for these entities, or (ii) for entities that are not variable interest entities, the investors have sufficient rights to preclude consolidation by us. As such, we report our allocable percentage of the earnings or losses of these entities on a single line item in our consolidated statements of operations as income/(loss) from equity investments.

CTOPI maintains its financial records at fair value in accordance with GAAP. We have applied such accounting relative to our investment in CTOPI, and include any adjustments to fair value recorded at the fund level in determining the income/(loss) we record on our equity investment in CTOPI.

Revenue Recognition
Interest income from our loans receivable is recognized over the life of the investment using the effective interest method and is recorded on the accrual basis. Fees, premiums, discounts and direct costs associated with these investments are deferred until the loan is advanced and are then recognized over the term of the loan as an adjustment to yield. For loans where we have unfunded commitments, we amortize these fees and other items on a straight line basis. Fees on commitments that expire unused are recognized at expiration. Income recognition is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Fees from special servicing and asset management services are recorded on an accrual basis as services are rendered under the applicable agreements, and when receipt of fees is reasonably certain. We do not recognize incentive income from our investment management business until contingencies have been eliminated. Accordingly, revenue recognition has been deferred for certain fees received which are subject to potential repayment provisions. Depending on the structure of our investment management vehicles, certain incentive fees may be in the form of carried interest or promote distributions.

Cash and Cash Equivalents
We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. We place our cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. As of, and for the periods ended, September 30, 2009 and December 31, 2008, we had bank balances in excess of federally insured amounts. We have not experienced any losses on our demand deposits, commercial paper or money market investments.

Restricted Cash
Restricted cash as of September 30, 2009 was comprised of $155,000 held on deposit with the trustee for our collateralized debt obligations, or CDOs, and is expected to be used to pay contractual interest and principal. Restricted cash as of December 31, 2008 was $18.8 million.

Securities
We classify our securities as held-to-maturity, available-for-sale, or trading on the date of acquisition of the investment. On August 4, 2005, we decided to change the accounting classification of certain of our securities from available-for-sale to held-to-maturity. Held-to-maturity investments are stated at cost adjusted for the amortization of any premiums or discounts, which are amortized through the consolidated statements of operations using the effective interest method. Other than in the instance of an other-than-temporary impairment (as discussed below), these held-to-maturity investments are shown in our consolidated financial statements at their adjusted values pursuant to the methodology described above.

We may also invest in securities which may be classified as available-for-sale. Available-for-sale securities are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income/(loss) in shareholders’ equity. Many of these investments are relatively illiquid and management must estimate their values. In making these estimates, management utilizes market prices provided by dealers who make markets in these securities, but may, under limited circumstances, adjust these valuations based on management’s judgment. Changes in the valuations do not affect our reported income or cash flows, but impact shareholders’ equity and, accordingly, book value per share.

Income from our securities is recognized using a level yield with any purchase premium or discount accreted through income over the life of the security. This yield is calculated using cash flows expected to be collected which are based on a number of assumptions on the underlying loans. Examples include, among other things, the rate and timing of principal payments, including prepayments, repurchases, defaults and liquidations, the pass-through or coupon rate and interest rates. Additional factors that may affect our reported interest income on our securities include interest payment shortfalls due to delinquencies on the underlying mortgage loans and the timing and magnitude of expected credit losses on the mortgage loans underlying the securities that are impacted by, among other things, the general condition of the real estate market, including competition for tenants and their related credit quality, and changes in market rental rates. These uncertainties and contingencies are difficult to predict and are subject to future events that may alter the assumptions.

Further, as required under GAAP, when, based on current information and events, there has been an adverse change in cash flows expected to be collected from those previously estimated, an other-than-temporary impairment is deemed to have occurred. A change in expected cash flows is considered adverse if the present value of the revised cash flows (taking into consideration both the timing and amount of cash flows expected to be collected) discounted using the security’s current yield is less than the present value of the previously estimated remaining cash flows, adjusted for cash receipts during the intervening period. Should an other-than-temporary impairment be deemed to have occurred, the security is written down to fair value. The total other-than-temporary impairment is bifurcated into (i) the amount related to expected credit losses, and (ii) the amount related to fair value adjustments in excess of expected credit losses, or the Valuation Adjustment. The portion of the other-than-temporary impairment related to expected credit losses is calculated by comparing the amortized cost basis of the security to the present value of cash flows expected to be collected, discounted at the security’s current yield, and is recognized through earnings in the consolidated statement of operations. The remaining other-than-temporary impairment related to the Valuation Adjustment is recognized as a component of accumulated other comprehensive income/(loss) in shareholders’ equity. A portion of other-than-temporary impairments recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through other comprehensive income/(loss) are amortized over the life of the security with no impact on earnings.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

From time to time we purchase securities and other investments in which we have a level of control over the issuing entity; we refer to these investments as controlling class investments. Generally, these and similar instruments could be required to be presented on a consolidated basis. However, based upon the specific circumstances of certain of our securities that are controlling class investments and our interpretation of the exemption for qualifying special purpose entities under GAAP, we have concluded that the entities that have issued the controlling class investments should not be presented on a consolidated basis. As discussed further below, recent modifications to GAAP may impact our consolidation conclusions regarding these entities effective January 1, 2010.

Loans Receivable, Provision for Loan Losses, Loans Held-for-Sale and Related Allowance
We purchase and originate commercial real estate debt and related instruments, or Loans, generally to be held as long-term investments at amortized cost. Management must periodically evaluate each of these Loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the Loan. If a Loan were determined to be impaired, we would write down the Loan through a charge to the provision for loan losses. Impairment on these loans is measured by comparing the estimated fair value of the underlying collateral to the carrying value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. Actual losses, if any, could ultimately differ from these estimates.

Loans held-for-sale are carried at the lower of our amortized cost basis and fair value. A reduction in the fair value of loans held-for-sale is recorded as a charge to our consolidated statement of operations as a valuation allowance on loans held-for-sale.

Deferred Financing Costs
The deferred financing costs which are included in prepaid expenses and other assets on our consolidated balance sheets include issuance costs related to our debt obligations and are amortized using the effective interest method or a method that approximates the effective interest method over the life of the related obligations.

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

For fiscal years beginning after November 15, 2008, recent revisions to GAAP presume that an initial transfer of a financial asset and a repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately. If the transaction does not meet the requirements for sale accounting, it shall generally be accounted for as a forward contract, as opposed to the current presentation, where the purchased asset and the repurchase liability are reflected separately on the balance sheet. This revised guidance is effective on a prospective basis, with earlier application prohibited. Given that the revised guidance is to be applied prospectively, our adoption on January 1, 2009 did not have a material impact on our consolidated financial statements with respect to our existing transactions. New transactions entered into subsequently, which are subject to the revised guidance, may be presented differently on our consolidated financial statements.

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

Income Taxes
Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income. Management believes that we operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, we do not expect to pay substantial corporate level taxes (other than taxes payable by our taxable REIT subsidiaries). Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we may be subject to federal, state and local income tax on current and past income, and we may also be subject to penalties.

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

Comprehensive Income / (Loss)
Total comprehensive loss was ($190.6) million and ($9.8) million, for the nine months ended September 30, 2009 and 2008, respectively. The primary components of comprehensive loss other than net income/(loss) are the unrealized gains/(losses) on derivative financial instruments and the component of other-than-temporary impairments of securities related to the Valuation Adjustment. As of September 30, 2009, accumulated other comprehensive loss was ($47.9) million, comprised of net unrealized gains on securities previously classified as available-for-sale of $5.9 million, other-than-temporary impairments of securities of ($19.6) million, net unrealized losses on cash flow swaps of ($34.5) million, and $288,000 of net deferred gains on the settlement of cash flow swaps.

Earnings per Share of Common Stock
Basic earnings per share, or EPS, is computed based on the net earnings allocable to common stock and stock units, divided by the weighted average number of shares of common stock and stock units outstanding during the period. Diluted EPS is based on the net earnings allocable to common stock and stock units, divided by the weighted average number of shares of common stock and stock units and potentially dilutive common stock options and warrants.

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

Reclassifications
Certain reclassifications have been made in the presentation of the prior period consolidated financial statements to conform to the September 30, 2009 presentation.

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

Goodwill
Goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses acquired. Goodwill is reviewed, at least annually, in the fourth quarter to determine if there is an impairment at a reporting unit level, or more frequently if an indication of impairment exists. During the second quarter of 2009, we completely impaired goodwill, as described in Note 8. No impairment charges for goodwill were recorded during the year ended December 31, 2008.

Fair Value of Financial Instruments
The “Fair Value Measurements and Disclosures” topic of the Codification defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under GAAP. Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date. Our assets and liabilities which are measured at fair value are indicated as such in the respective notes to the consolidated financial statements, and are discussed in Note 16.

Recent Accounting Pronouncements
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” or FAS 161. FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, with the goal of improving the transparency of financial reporting. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. FAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of FAS 161 on January 1, 2009, did not have a material impact on our consolidated financial statements. The required disclosures are included in Note 11. FAS 161 has been superseded by the Codification and its guidance incorporated into the “Derivatives and Hedging” topic presented therein.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or FSP EITF 03-06-1. Under the guidance of FSP EITF 03-06-1, unvested share-based awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and shall be included in the computation of earnings-per-share, or EPS, pursuant to the two-class method. FSP EITF 03-06-1 was effective for fiscal years and interim periods beginning after December 15, 2008, with the requirement that any prior-period EPS presented in future consolidated financial statements be adjusted retrospectively to conform to current guidance. We currently present and have historically presented EPS based on both restricted and unrestricted shares of our class A common stock. Accordingly, the adoption of FSP EITF 03-06-1 as of January 1, 2009 did not have a material impact on our consolidated financial statements. FSP EITF 03-06-1 has been superseded by the Codification and its guidance incorporated into the “Earnings per Share” topic presented therein.

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

FSP FAS 115-2 provides additional guidance for other-than-temporary impairments on debt securities. In addition to existing guidance, under FSP FAS 115-2, an other-than-temporary impairment is deemed to exist if an entity does not expect to recover the entire amortized cost basis of a security. As discussed above, FSP FAS 115-2 provides for the bifurcation of other-than-temporary impairments into (i) amounts related to expected credit losses which are recognized through earnings, and (ii) amounts related to the Valuation Adjustment which are recognized as a component of other comprehensive income. Further, FSP FAS 115-2 requires certain disclosures for securities, which are included in Note 3. The adoption of FSP FAS 115-2 required a reassessment of all securities which were other-than-temporarily impaired as of January 1, 2009, the date of adoption, and resulted in a $2.2 million reclassification from the beginning balance of retained deficit to accumulated other comprehensive loss on our consolidated balance sheet. FSP FAS 115-2 has been superseded by the Codification and its guidance incorporated into the “Investments-Other” topic presented therein.

FSP FAS 157-4 provides additional guidance for fair value measures under FAS 157 in determining if the market for an asset or liability is inactive and, accordingly, if quoted market prices may not be indicative of fair value. The adoption of FSP FAS 157-4 did not have a material impact on our consolidated financial statements. FSP FAS 157-4 has been superseded by the Codification and its guidance incorporated into the “Fair Value Measurements and Disclosures” topic presented therein.

FSP FAS 107-1 extends the existing disclosure requirements related to the fair value of financial instruments to interim periods in addition to annual financial statements. The adoption of FSP FAS 107-1 did not have a material impact on our consolidated financial statements. The disclosure requirements under FSP FAS 107-1 are included in Note 16 to the consolidated financial statements. FSP FAS 107-1 has been superseded by the Codification and its guidance incorporated into the “Financial Instruments” topic presented therein.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” or FAS 165. FAS 165 requires that, for listed companies, subsequent events be evaluated through the date that financial statements are issued, and that financial statements clearly disclose the date through which subsequent events have been evaluated. FAS 165 is effective for periods ending after June 15, 2009. The adoption of FAS 165 as of April 1, 2009 did not have a material impact on our consolidated financial statements. FAS 165 has been superseded by the Codification and its guidance incorporated into the “Subsequent Events” topic presented therein.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” or FAS 166. FAS 166 amends various components of the guidance governing sale accounting, including the recognition of assets obtained and liabilities assumed as a result of a transfer, and considerations of effective control by a transferor over transferred assets. In addition, FAS 166 removes the consolidation exemption for qualifying special purpose entities discussed above in relation to certain of our securities. FAS 166 is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited. While the amended guidance governing sale accounting is applied on a prospective basis, the removal of the qualifying special purpose entity exception will require us to evaluate certain entities for consolidation. While we are currently evaluating the effect of adoption of FAS 166, we currently believe that the presentation of our consolidated financial statements may significantly change prospectively upon adoption. FAS 166 has been superseded by the Codification and its guidance incorporated into the “Transfers and Servicing” topic presented therein.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” or FAS 167, which amends existing guidance for determining whether an entity is a variable interest entity, or VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. FAS 167 is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited. While we are currently evaluating the effect of adoption of FAS 167, we currently believe that the presentation of our consolidated financial statements may significantly change prospectively upon adoption. FAS 167 has been superseded by the Codification and its guidance incorporated into the “Consolidation” topic presented therein.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

3.	Securities Held-to-Maturity

Our securities portfolio consists of commercial mortgage-backed securities, or CMBS, collateralized debt obligations, or CDOs, and other securities. Activity relating to our securities portfolio for the nine months ended September 30, 2009 was as follows (in thousands):

	CMBS	CDOs & Other	Total Book Value (3)

December 31, 2008	$669,029	$183,182	$852,211

Principal paydowns	(2,461)	(7,339)	(9,800)
Satisfactions (1)	(1,542)	—	(1,542)
Discount/premium amortization & other (2)	2,330	(351)	1,979
Other-than-temporary impairments:
Recognized in earnings	(15,881)	(63,036)	(78,917)
Recognized in accumulated other comprehensive income	(9,735)	(7,877)	(17,612)

September 30, 2009	$641,740	$104,579	$746,319

(1)	Includes final maturities and full repayments.
(2)	Includes mark-to-market adjustments on securities previously classified as available-for-sale, amortization of other-than-temporary impairments, and losses, if any.
(3)	Includes securities with a total face value of $870.8 million and $884.0 million as of September 30, 2009 and December 31, 2008, respectively.

The following table details overall statistics for our securities portfolio as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Number of securities	76	77
Number of issues	54	55
Rating (1) (2)	BB-	BB
Fixed / Floating (in millions) (3)	$662 / $84	$680 / $172
Coupon (1) (4)	6.20%	6.23%
Yield (1) (4)	6.64%	6.87%
Life (years) (1) (5)	4.0	4.6

(1)	Represents a weighted average as of September 30, 2009 and December 31, 2008, respectively.
(2)
Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security and exclude $37.9 million face value ($2.2 million book value as of September 30, 2009) of unrated equity investments in collateralized debt obligations.

(3)	Represents the total book value of our portfolio allocated between fixed rate and floating rate securities.
(4)	Calculations for floating rate securities is based on LIBOR of 0.25% and 0.44% as of September 30, 2009 and December 31, 2008, respectively.
(5)	Weighted average life is based on the timing and amount of future expected principal payments through the expected repayment date of each respective investment.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The table below details the ratings and vintage distribution of our securities as of September 30, 2009 (in thousands):

	Rating as of September 30, 2009
Vintage	AAA	AA	A	BBB	BB	B	CCC and Below	Total
2007	$—	$—	$—	$—	$2,812	$—	$32,776	$35,588
2006	—	—	—	—	—	20,684	28,310	48,994
2005	—	—	—	22,415	20,428	5,164	1,500	49,507
2004	—	24,856	20,768	—	25,501	9,781	—	80,906
2003	9,905	—	—	4,976	—	13,548	1,150	29,579
2002	—	—	—	6,605	—	2,587	11,194	20,386
2001	—	—	—	4,850	14,214	—	—	19,064
2000	7,529	—	—	—	4,980	—	23,823	36,332
1999	—	—	11,460	1,434	17,356	—	—	30,250
1998	120,753	—	82,688	75,094	11,907	—	12,726	303,168
1997	—	—	35,192	5,036	8,563	252	18,474	67,517
1996	24,106	—	—	—	—	—	922	25,028
Total	$162,293	$24,856	$150,108	$120,410	$105,761	$52,016	$130,875	$746,319

The table below details the ratings and vintage distribution of our securities as of December 31, 2008 (in thousands):

	Rating as of December 31, 2008
Vintage	AAA	AA	A	BBB	BB	B	CCC and Below	Total
2007	$—	$—	$—	$—	$32,540	$41,525	$36,356	$110,421
2006	—	—	—	34,502	14,395	—	—	48,897
2005	—	—	—	47,012	15,000	—	—	62,012
2004	—	24,879	28,106	26,120	9,054	—	—	88,159
2003	9,903	—	—	4,972	6,044	7,691	1,115	29,725
2002	—	—	—	6,572	—	13,382	—	19,954
2001	—	—	—	4,871	14,234	—	—	19,105
2000	7,597	—	—	—	5,515	—	27,490	40,602
1999	—	—	11,529	1,441	17,350	—	—	30,320
1998	122,013	—	82,455	74,916	19,347	—	5,144	303,875
1997	—	—	35,615	5,585	8,554	262	23,340	73,356
1996	23,750	—	—	—	—	—	2,035	25,785
Total	$163,263	$24,879	$157,705	$205,991	$142,033	$62,860	$95,480	$852,211

As detailed in Note 2, on August 4, 2005 we changed the accounting classification of our then portfolio of securities from available-for-sale to held-to-maturity. While we typically account for the securities in our portfolio on a held-to-maturity basis, under certain circumstances we will account for securities on an available-for-sale basis. As of both September 30, 2009 and December 31, 2008, we had no securities classified as available-for-sale. Our securities’ book value as of September 30, 2009 is comprised of (i) our amortized cost basis, as defined under GAAP, of $760.0 million (of which $647.5 million related to CMBS and $112.5 million related to CDOs and other securities), (ii) amounts related to mark-to-market adjustments on securities previously classified as available-for-sale of $6.0 million and (iii) the portion of other-than-temporary impairments of ($19.6) million not related to expected credit losses.

Quarterly, we reevaluate our securities portfolio to determine if there has been an other-than-temporary impairment based upon expected future cash flows. As a result of this evaluation, under the guidance discussed in Note 2, we believe that during the quarter there has been an adverse change in expected cash flows for three of the securities in our portfolio and, therefore, recognized an aggregate gross other-than-temporary impairment of $77.9 million during the three months ended September 30, 2009. Of this total other-than-temporary impairment, $65.9 million is related to expected credit losses and has been recorded through earnings, and $12.0 million is related to fair value adjustments in excess of expected credit losses, or the Valuation Adjustment, and recorded as a component of accumulated other comprehensive income/(loss) on our consolidated balance sheet with no impact on earnings.

During the first nine months of 2009, we recorded a gross other-than-temporary impairment of $96.5 million, of which $78.9 million was related to expected credit losses and recorded through earnings, and $17.6 million was related to the Valuation Adjustment and recorded as a component of accumulated other comprehensive income/(loss) on our consolidated balance sheet with no impact on earnings.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

To determine the component of the gross other-than-temporary impairment related to expected credit losses, we compare the amortized cost basis of each other-than-temporarily impaired security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. Significant judgment of management is required in this analysis that includes, but is not limited to, (i) assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans, (ii) current subordination levels at both the individual loans which serve as collateral under our securities and at the securities themselves, and (iii) the current unamortized discounts or premiums on our securities.

The following table summarizes activity related to the other-than-temporary impairments of our securities during the nine months ended September 30, 2009 (in thousands):

	Gross Other-Than-Temporary Impairments	Credit Related Other-Than-Temporary Impairments	Non-Credit Related Other-Than-Temporary Impairments

December 31, 2008	$2,243	$2,243	$—

Impact of change in accounting principle (1)	—	(2,243)	2,243
Additions due to change in expected cash flows	96,529	78,917	17,612
Amortization of other-than-temporary impairments	(218)	47	(265)

September 30, 2009	$98,554	$78,964	$19,590

(1)
Represents a reclassification to other comprehensive income of other-than-temporary impairments on securities which were previously recorded in earnings. As discussed in Note 2, upon adoption of FSP FAS 115-2 these impairments were reassessed and determined to be related to fair value adjustments in excess of expected credit losses.

Certain of our securities are carried at values in excess of their fair values. This difference can be caused by, among other things, changes in interest rates and credit spreads. As of September 30, 2009, 61 securities with an aggregate carrying value of $687.5 million were carried at values in excess of their fair values. Fair value for these securities was $448.1 million as of September 30, 2009. In total, as of September 30, 2009, we had 76 investments in securities with an aggregate carrying value of $746.3 million that have an estimated fair value of $513.8 million, including 65 investments in CMBS with an estimated fair value of $436.5 million and 11 investments in CDOs and other securities with an estimated fair value of $77.3 million (these valuations do not include the value of interest rate swaps entered into in conjunction with the purchase/financing of these investments). We determine fair values using third party dealer assessments of value, supplemented in limited cases with our own internal financial model-based estimations of fair value. We regularly examine our securities portfolio and have determined that, despite these changes in fair value, our expectations of future cash flows have only changed adversely for eleven of our securities, against which we have recognized other-than-temporary-impairments.

Our estimation of cash flows expected to be generated by our securities portfolio is based upon an internal review of the underlying loans securing our investments both on an absolute basis and compared to our initial underwriting for each investment. Our efforts are supplemented by third party research reports, third party market assessments and our dialogue with market participants. As of September 30, 2009, we do not intend to sell our securities, nor do we believe it is more likely than not that we will be required to sell our securities before recovery of their amortized cost bases, which may be at maturity. This, combined with our assessment of cash flows, is the basis for our conclusion that these investments are not impaired despite the differences between estimated fair value and book value. We attribute the difference between book value and estimated fair value to the current market dislocation and a general negative bias against structured financial products such as CMBS and CDOs.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table shows the gross unrealized losses and fair value of our securities for which the fair value is lower than our book value as of September 30, 2009 and that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		Greater Than 12 Months		Total

	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Book Value (1)

Floating Rate	$—	$—	$26.6	($51.5)	$26.6	($51.5)	$78.1

Fixed Rate	27.3	(4.0)	394.2	(183.9)	421.5	(187.9)	609.4

Total	$27.3	$(4.0)	$420.8	($235.4)	$448.1	($239.4)	$687.5

(1)
Excludes, as of September 30, 2009, $58.8 million of securities which were carried at or below fair value and securities against which an other-than-temporary impairment equal to the entire book value was recognized in earnings.

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

Our securities portfolio includes investments in three entities that are, or could potentially be construed to be, variable interest entities, as defined under GAAP. In each of these three cases, we own less than 50% of the variable interest, are not the primary beneficiary of such entities’ variability and, therefore, do not consolidate the operations of the entity in our consolidated financial statements. These entities have direct and synthetic exposure to real estate debt and securities in the aggregate amount of $1.7 billion that is financed by the issuance of CDOs to third parties. We have limited control over the operation of these entities and have not provided, nor are obligated to provide any financial support to any of these entities. One of the three entities was sponsored by us. Our maximum exposure to loss as a result of our involvement with these entities is $78.8 million, the principal amount of our investments. As of September 30, 2009, we have recorded other-than-temporary-impairments of $70.9 million against these investments, resulting in a net aggregate carrying value of $5.0 million which is recorded as part of our securities portfolio on our consolidated balance sheet.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

4. Loans Receivable, net

Activity relating to our loans receivable for the nine months ended September 30, 2009 was as follows (in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value (3)

December 31, 2008	$1,847,811	($57,577)	$1,790,234

Additional fundings (1)	6,471	—	6,471
Satisfactions (2)	(33,803)	—	(33,803)
Principal paydowns	(22,385)	—	(22,385)
Discount/premium amortization & other	1,151	—	1,151
Provision for loan losses	—	(113,716)	(113,716)
Realized loan losses	(52,665)	52,665	—
Reclassification to loans held-for-sale	(40,362)	—	(40,362)

September 30, 2009	$1,706,218	($118,628)	$1,587,590

(1)	Additional fundings includes capitalized interest of $1.4 million for the nine months ended September 30, 2009.
(2)	Includes final maturities and full repayments.
(3)	Includes loans with a total principal balance of $1.71 billion and $1.86 billion as of September 30, 2009 and December 31, 2008, respectively.

The following table details overall statistics for our loans receivable portfolio as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Number of investments	65	73
Fixed / Floating (in millions) (1)	$132 / $1,456	$172 / $1,618
Coupon (2) (3)	3.49%	3.90%
Yield (2) (3)	3.52%	4.09%
Maturity (years) (2) (4)	2.6	3.3

(1)	Represents the net book value of our portfolio allocated between fixed rate and floating rate loans.
(2)	Represents a weighted average as of September 30, 2009 and December 31, 2008, respectively.
(3)	Calculations for floating rate loans are based on LIBOR of 0.25% as of September 30, 2009 and LIBOR of 0.44% as of December 31, 2008.
(4)	Represents the final maturity of the investment assuming all extension options are executed.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The tables below detail the types of loans in our portfolio, as well as the property type and geographic distribution of the properties securing our loans, as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009		December 31, 2008
Asset Type	Book Value	Percentage	Book Value	Percentage
Mezzanine loans	$598,109	38%	$693,002	39%
Subordinate mortgages	498,503	31	553,232	31
Senior mortgages	384,297	24	434,179	24
Other	106,681	7	109,821	6
Total	$1,587,590	100%	$1,790,234	100%

Property Type	Book Value	Percentage	Book Value	Percentage
Hotel	$671,661	42%	$688,332	38%
Office	573,258	36	661,761	37
Healthcare	142,857	9	147,397	8
Multifamily	35,595	2	123,492	7
Retail	39,826	3	42,385	3
Other	124,393	8	126,867	7
Total	$1,587,590	100%	$1,790,234	100%

Geographic Location	Book Value	Percentage	Book Value	Percentage
Northeast	$457,754	29%	$560,071	31%
Southeast	339,314	21	387,500	22
Southwest	282,508	17	295,490	16
West	203,313	13	235,386	13
Northwest	90,144	6	91,600	5
Midwest	27,806	2	28,408	2
International	122,323	8	122,387	7
Diversified	64,428	4	69,392	4
Total	$1,587,590	100%	$1,790,234	100%

Quarterly, management evaluates our loan portfolio for impairment as described in Note 2. As of September 30, 2009, we identified 13 loans with an aggregate gross book value of $214.3 million for impairment, against which we have recorded a $118.6 million provision, and which are carried at an aggregate net book value of $95.7 million. These include four loans with an aggregate gross carrying value of $91.7 million which are current in their interest payments, against which we have recorded a $40.9 million provision, as well as nine loans which are delinquent on contractual payments with an aggregate gross carrying value of $122.6 million, against which we have recorded a $77.7 million provision. Our average balance of impaired loans was $52.2 million and $3.0 million during the nine months ended September 30, 2009 and 2008, respectively. We recorded interest on these loans of $754,000 during the nine months ended September 30, 2009.

In some cases our loan originations are not fully funded at closing, creating an obligation for us to make future fundings, which we refer to as Unfunded Loan Commitments. Typically, Unfunded Loan Commitments are part of construction and transitional loans. As of September 30, 2009, our six Unfunded Loan Commitments totaled $12.6 million, which will only be funded when and/or if the borrower meets certain performance hurdles with respect to the underlying collateral. As of September 30, 2009, $5.6 million of the Unfunded Loan Commitments relates to a loan classified as held-for-sale, as described in Note 5.

5.	Loans Held-for-Sale, net

As of September 30, 2009, we were in discussions with the borrower under one loan to settle its obligation at a discount. This loan has a gross carrying value of $14.4 million and a net carrying value of $12.0 million as of September 30, 2009, and is classified as held-for-sale.

On April 6, 2009, one loan which had previously been classified as held-for-sale was transferred to the secured lender, Lehman Brothers, in satisfaction of our obligations under our secured borrowing facility.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

In the first quarter of 2009, in conjunction with the restructuring of our debt obligations, four loans with an aggregate gross carrying value of $140.4 million and a net carrying value of $92.2 million, which had been previously classified as held-for-sale, were transferred to the secured lenders, Goldman Sachs and UBS, in satisfaction of our obligations under the respective credit facilities. See Note 9 for more details regarding our restructured debt obligations.

The following table details overall statistics for our loans held-for-sale as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Number of investments	1	4
Coupon (1) (2)	L + 4.50%	2.54%
Yield (1) (2)	4.75%	2.62%
Maturity (years) (1) (3)	2.6	3.2

(1)	Represents a weighted average as of December 31, 2008 based on gross carrying value, before any valuation allowance.
(2)	Calculations for floating rate loans are based on LIBOR of 0.25% as of September 30, 2009 and LIBOR of 0.44% as of December 31, 2008.
(3)	Represents the maturity of the investment assuming all extension options are executed, and does not give effect to known sales or transfers subsequent to the balance sheet date.

Loans held-for-sale are carried at the lower of our amortized cost basis and fair value. As of September 30, 2009, we had recorded a valuation allowance of $2.4 million against the remaining loan. We determined the valuation allowance on loans held-for-sale based upon transactions which are expected to occur in the near future.

6.	Real Estate Held-for-Sale

In 2008, we, together with our co-lender, foreclosed on a loan secured by a multifamily property, and took title to the collateral securing the original loan. At the time the foreclosure occurred, the loan had a book balance of $11.9 million, which was reclassified as Real Estate Held-for-Sale (also referred to as Real Estate Owned) on our consolidated balance sheet as of December 31, 2008 to reflect our ownership interest in the property. Since that time, we have received $564,000 of accumulated cash from the property, which has been recorded as a reduction to our basis in the asset. In addition, we have also previously recorded an aggregate $4.2 million impairment since the time of foreclosure to reflect the property at fair value as of June 30, 2009. In July 2009, we sold this asset for $7.1 million, which was our book value at June 30, 2009, and, accordingly, we did not record a material gain or loss on the sale.

7.	Equity Investments in Unconsolidated Subsidiaries

Our equity investments in unconsolidated subsidiaries consist primarily of our co-investments in investment management vehicles that we sponsor and manage. As of September 30, 2009, we had co-investments in two such vehicles, CT Mezzanine Partners III, Inc., or Fund III, in which we have a 4.7% investment, and CT Opportunity Partners I, LP, or CTOPI, in which we have a 4.6% investment. In addition to our co-investments, we record capitalized costs associated with these vehicles in equity investments in unconsolidated subsidiaries. As of September 30, 2009 we had an unfunded capital commitment to CTOPI of $19.2 million.

Activity relating to our equity investment in unconsolidated subsidiaries for the nine months ended September 30, 2009 was as follows (in thousands):

	Fund III	CTOPI	Other	Total

December 31, 2008	$597	$1,782	$4	$2,383

Contributions	—	2,315	—	2,315
Loss from equity investments	(168)	(2,904)	(2)	(3,074)

September 30, 2009	$429	$1,193	$2	$1,624

In accordance with the management agreements with Fund III and CTOPI, CTIMCO may earn incentive compensation when certain returns are achieved for the shareholders/partners of Fund III and CTOPI, which will be accrued if and when earned, and when appropriate contingencies have been eliminated. In the event that additional capital calls are made at Fund III, we may be required to refund some or all of the $5.6 million incentive compensation previously received. As of September 30, 2009, our maximum exposure to loss from Fund III and CTOPI was $6.3 million and $8.2 million, respectively.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

8. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Deferred financing costs, net	$6,097	$8,342
Prepaid expenses/security deposit	1,230	1,972
Other assets	415	1,945
Common equity - CT Preferred Trusts	—	3,875
Goodwill	—	2,235
	$7,742	$18,369

Deferred financing costs include costs related to our debt obligations and are amortized using the effective interest method or a method that approximates the effective interest method, as applicable, over the life of the related debt obligations.

Our ownership interests in CT Preferred Trust I and CT Preferred Trust II, the statutory trust issuers of our legacy trust preferred securities backed by our junior subordinated notes, were accounted for using the equity method due to our determination that they were variable interest entities in which we were not the primary beneficiary. In connection with the debt restructuring described in Note 9, we eliminated 100% of our ownership interest in both CT Preferred Trust I and CT Preferred Trust II.

In June 2007, we purchased a healthcare loan origination platform for $2.6 million ($1.9 million in cash and $700,000 in common stock) and recorded $2.2 million of goodwill in connection with the acquisition. In December 2008, we transferred the ownership interest in the healthcare loan origination platform back to its original owners. As discussed in Note 2, we assess goodwill for impairment at least annually unless events occur which otherwise require consideration for impairment at an interim date. Based on an assessment of our current business, as it relates to the previously acquired entity, we impaired goodwill completely as of June 30, 2009.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

9. Debt Obligations

As of September 30, 2009 and December 31, 2008, we had $1.8 billion and $2.1 billion of total debt obligations outstanding, respectively. The balances of each category of debt, their respective coupons and all-in effective costs, including the amortization of fees and expenses, were as follows (in thousands):

	September 30, 2009		December 31, 2008	September 30, 2009
Debt Obligation	Principal Balance	Book Balance	Book Balance	Coupon(1)	All-In Cost(1)		Maturity Date(2)

Repurchase obligations and secured debt
JPMorgan	$281,898	$281,498	$336,271	1.76%	1.80%		March 15, 2011
Morgan Stanley	166,522	166,311	182,937	2.13%	2.13%		March 15, 2011
Citigroup	44,098	44,024	63,830	1.59%	1.65%		March 15, 2011
Goldman Sachs	—	—	88,282	—	—		—
Lehman Brothers	—	—	18,014	—	—		—
UBS	—	—	9,720	—	—		—
Total repurchase obligations and secured debt	$492,518	491,833	699,054	1.87%	1.90%		March 15, 2011

Collateralized debt obligations (CDOs)
CDO I	242,959	242,959	252,045	0.87%	0.91%		December 19, 2011
CDO II	294,069	294,069	298,913	0.75%	1.02%		June 13, 2012
CDO III	254,802	256,072	257,515	5.23%	5.46%		January 14, 2013
CDO IV (3)	331,883	331,883	347,562	0.87%	1.02%		December 22, 2012
Total CDOs	1,123,713	1,124,983	1,156,035	1.83%	2.00%		August 19, 2012

Senior credit facility - WestLB	99,443	99,443	100,000	3.25%	7.20%		March 15, 2011

Junior subordinated notes - A (4)	143,753	127,075	—	1.00%	4.28%		April 30, 2036
Junior subordinated notes - B	—	—	128,875	—	—		—

Total/Weighted Average	$1,859,427	$1,843,334	$2,083,964	1.85%	2.42%	(5)	October 22, 2013

(1)	Floating rate debt obligations assume LIBOR of 0.25% at September 30, 2009.
(2)
Maturity dates for our repurchase obligations with JPMorgan, Morgan Stanley and Citigroup, and our senior credit facility, assume we meet the necessary conditions to exercise our one year extension option. Maturity dates for our CDOs represent a weighted average of expected principal repayments to the respective bondholders.

(3)	Comprised (at September 30, 2009) of $318.6 million of floating rate notes sold and $13.3 million of fixed rate notes sold.
(4)
Represents the junior subordinated notes issued pursuant to the exchange transactions on March 16, 2009 and May 14, 2009. The coupon will remain at 1.00% per annum through April 29, 2012, increase to 7.23% per annum for the period from April 30, 2012 through April 29, 2016 and then convert to a floating interest rate of three-month LIBOR + 2.44% per annum through maturity.

(5)	Including the impact of interest rate hedges with an aggregate notional balance of $418.5 million as of September 30, 2009, the effective all-in cost of our debt obligations would be 3.46% per annum.

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

•
We eliminated the cash margin call provisions and amended the mark-to-market provisions that were in effect under the original terms of the secured credit facilities. Under the revised secured credit facilities, going forward, collateral value is expected to be determined by our lenders based upon changes in the performance of the underlying real estate collateral as opposed to changes in market spreads under the original terms. Beginning September 2009, or earlier in the case of defaults on loans that collateralize any of our secured credit facilities, each collateral pool may be valued monthly on this basis. If the ratio of a secured lender’s total outstanding secured credit facility balance to total collateral value exceeds 1.15x the ratio calculated as of the effective date of the amended agreements, we may be required to liquidate collateral and reduce the borrowings or post other collateral in an effort to bring the ratio back into compliance with the prescribed ratio, which may or may not be successful.

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

The following table details our progress towards reducing the outstanding principal amounts under our secured credit facilities in order to meet the conditions for the first one-year extension thereof (in thousands):

	September 30, 2009		March 15, 2009		March 15, 2009 to September 30, 2009 Change		Target Debt Obligation (B)	Additional Debt Reduction Required (A-B) (2)
Participating Secured Lender	Collateral Balance (1)	Debt Obligation (A)	Collateral Balance (1)	Debt Obligation	Collateral Balance	Debt Obligation
JPMorgan (3)	$524,930	$281,898	$559,548	$334,968	$(34,618)	$(53,070)	$267,572	$14,326
Morgan Stanley	406,898	166,522	411,342	181,350	(4,444)	(14,828)	145,688	20,834
Citigroup	77,648	44,098	99,590	63,830	(21,942)	(19,732)	50,894	N/A
	$1,009,476	$492,518	$1,070,480	$580,148	$(61,004)	$(87,630)	$464,154	$35,160

(1)	Represents the aggregate outstanding principal balance of collateral as of each respective period.
(2)	Represents the amount by which we are required to reduce our debt obligations by March 15, 2010 in order to qualify for a one-year extension.
(3)
The additional debt reduction required under our agreement with JPMorgan is subject to adjustment based on changes in the fair value of certain of our interest rate swap agreements with JPMorgan between September 30, 2009 and March 15, 2010. Amount noted above assumes no change in the fair value of such derivatives as of September 30, 2009.

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

As of September 30, 2009, we had book balances of $281.5 million under our agreement with JP Morgan at an all-in cost of LIBOR plus 1.55%, $166.3 million under our agreement with Morgan Stanley at an all-in cost of LIBOR plus 1.88% and $44.0 million under our agreement with Citigroup at an all-in cost of LIBOR plus 1.40%. These balances reflect the amortization of the warrants issued in conjunction with our debt restructuring described above.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details the aggregate outstanding principal balance, carrying value and fair value of our assets, primarily loans receivable, which were pledged as collateral under our secured credit facilities as of September 30, 2009, as well as the amount at risk under each facility (in thousands). The amount at risk is generally equal to the carrying value of our collateral less the outstanding principal balance of the associated credit facility.

	Loans and Securities Collateral Balances, as of September 30, 2009
Secured Lender	Principal Balance	Carrying Value	Fair Market Value	Amount at Risk (1)
JPMorgan	$524,930	$494,233	$318,768	$219,241
Morgan Stanley	406,898	270,625	186,279	104,103
Citigroup	77,648	75,323	54,079	31,225
	$1,009,476	$840,181	$559,126	$354,569

(1)
Amount at risk is calculated on an asset-by-asset basis for each facility and considers the greater of (a) the carrying value of an asset and (b) the fair value of an asset, in determining the total risk.

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

As of September 30, 2009, we had $99.4 million outstanding under our senior credit facility at a cash cost of LIBOR plus 3.00%. Since we amended and restated our senior credit agreement on March 16, 2009, we have made amortization payments of $2.5 million and $1.9 million of accrued interest was added to the outstanding balance.

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

As of September 30, 2009, we had a principal balance of $143.8 million ($127.1 million book balance) of junior subordinated notes at a cash cost of 1.00% per annum.

Collateralized Debt Obligations

As of September 30, 2009, we had collateralized debt obligations, or CDOs, outstanding from four separate issuances with a total face value of $1.1 billion. Our CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet representing the amortized sales price of the securities we sold to third parties. On a combined basis, our CDOs provide us with $1.1 billion of non-recourse, non-mark-to-market, index matched financing at a weighted average cash cost of 0.54% over the applicable indices (1.83% at September 30, 2009) and a weighted average all-in cost of 0.71% over the applicable indices (2.00% at September 30, 2009). As of September 30, 2009, $496.9 million of our loans receivable and $713.9 million of our securities were financed by our CDOs. As of December 31, 2008, $548.8 million of our loans receivable and $746.0 million of our securities were financed by our CDOs. During the third quarter of 2009, we received downgrades to 4 classes of our second CDO, CT CDO 2005-1 Ltd.

CDO I and CDO II each have interest coverage and overcollateralization tests, which when breached provide for hyper-amortization of the senior notes sold by a redirection of cash flow that would otherwise have been paid to the subordinate classes, some of which are owned by us. When such tests are in breach for six consecutive months, the reinvesting feature of the CDO is suspended. The hyper-amortization would cease once the test is back in compliance. The overcollateralization tests are a function of impairments to the CDO collateral. During the first quarter of 2009, we were informed by our CDO trustee of impairments due to rating agency downgrades of certain of the securities which serve as collateral in all of our CDOs. The impairments resulted in a breach of a CDO II overcollateralization test. During the second and third quarters, additional ratings downgrades on securities combined with the non-performance of loan collateral resulted in breaches of the CDO I overcollateralization tests and an additional CDO II overcollateralization test failure as well as a breach of a CDO II interest coverage test. These breaches have caused the redirection of CDO I and CDO II cash flow that would otherwise have been paid to the subordinate classes of the CDOs, some of which we own.

Furthermore, all four of our CDOs provide for the re-classification of interest proceeds from impaired collateral as principal proceeds. During the first quarter of 2009, we were informed by our CDO trustee of impairments due to rating agency downgrades of certain of the securities which serve as collateral in all of our CDOs resulting in the reclassification of interest proceeds from those securities as principal proceeds. During the second and third quarters of 2009, additional downgrades of securities in CDO IV resulted in additional impairments and therefore a significant diminution of cash flow to us. Other than collateral management fees, we currently receive cash payments from only one of our four CDOs, CDO III.

10.	Participations Sold

Participations sold represent interests in certain loans that we originated and subsequently sold to CT Large Loan 2006, Inc. (one of our investment management vehicles) and third parties. We present these sold interests as both assets and liabilities (in equal amounts) on the basis that these arrangements do not qualify as sales under GAAP. As of September 30, 2009, we had five such participations sold with a total book balance of $289.8 million at a weighted average coupon of LIBOR plus 3.27% (3.52% at September 30, 2009) and a weighted average yield of LIBOR plus 3.28% (3.53% at September 30, 2009). The income earned on the loans is recorded as interest income and an identical amount is recorded as interest expense on the consolidated statements of operations.

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

The following table summarizes the notional and fair values of our interest rate swaps as of September 30, 2009 and December 31, 2008. The notional value provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk (in thousands):

Type	Counterparty	Notional Amount	Interest Rate	Maturity	September 30, 2009 Fair Value	December 31, 2008 Fair Value
Cash Flow Hedge	Swiss RE Financial	$273,810	5.10%	2015	($24,542)	($29,383)
Cash Flow Hedge	Bank of America	45,134	4.58%	2014	(3,353)	(4,526)
Cash Flow Hedge	Morgan Stanley	18,207	3.95%	2011	(886)	(1,053)
Cash Flow Hedge	JPMorgan Chase	17,974	5.14%	2014	(1,186)	(2,867)
Cash Flow Hedge	JPMorgan Chase	16,894	4.83%	2014	(986)	(2,550)
Cash Flow Hedge	JPMorgan Chase	16,377	5.52%	2018	(1,270)	(3,827)
Cash Flow Hedge	JPMorgan Chase	12,310	5.02%	2009	—	(302)
Cash Flow Hedge	Bank of America	11,054	5.05%	2016	(1,107)	(1,366)
Cash Flow Hedge	JPMorgan Chase	7,062	5.11%	2016	(460)	(706)
Cash Flow Hedge	Bank of America	5,104	4.12%	2016	(299)	(430)
Cash Flow Hedge	JPMorgan Chase	3,263	5.45%	2015	(241)	(663)
Cash Flow Hedge	JPMorgan Chase	2,838	5.08%	2011	(131)	(241)
Cash Flow Hedge	Morgan Stanley	780	5.31%	2011	(47)	(60)
Total/Weighted Average		$430,807	4.99%	2015	($34,508)	($47,974)

As of both September 30, 2009 and December 31, 2008, all of our derivative financial instruments were at their fair value as interest rate hedge liabilities on our consolidated balance sheet. During the nine months ended September 30, 2009, we did not enter into any new derivative financial instrument contracts.

The table below shows amounts recorded to other comprehensive income and amounts recorded to interest expense from other comprehensive income for the nine months ended September 30, 2009 and 2008 (in thousands):

	Amount of gain (loss) recognized in OCI for the nine months ended		Amount of loss reclassified from OCI to income for the nine months ended (1)		Income Statement Location
Hedge	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Interest rate swaps	$13,465	($1,233)	($15,432)	($7,358)	Interest expense

(1)	Represents net amounts paid to swap counterparties during the period, which are included in interest expense, offset by an immaterial amount of non-cash swap amortization.

All of our hedges were classified as highly effective for all of the periods presented, and over the next twelve months we expect approximately $18.4 million to be reclassified from other comprehensive income to interest expense.

Certain of our derivative agreements contain provisions whereby a default on any of our debt obligations could also constitute a default under these derivative obligations. As of September 30, 2009, the fair value of such derivatives in a net liability position related to these agreements was $8.5 million. If we had breached any of these provisions at September 30, 2009, we could have been required to settle our obligations under the agreements at their termination value.

As of September 30, 2009, we were not in default under any of our debt obligations and have not posted any assets as collateral under our derivative agreements.

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Common Stock
Shares of class A common stock are entitled to vote on all matters presented to a vote of shareholders, except as provided by law or subject to the voting rights of any outstanding preferred stock. Holders of record of shares of class A common stock on the record date fixed by our board of directors are entitled to receive such dividends as may be declared by the board of directors subject to the rights of the holders of any outstanding preferred stock. A total of 22,046,680 shares of common stock were issued and outstanding as of September 30, 2009.

We did not repurchase any of our common stock during the three months ended September 30, 2009 other than the 3,536 shares we acquired pursuant to elections by incentive plan participants to satisfy tax withholding obligations through the surrender of shares equal in value to the amount of the withholding obligation incurred upon the vesting of restricted stock.

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

In addition to the foregoing restrictions, our dividend policy remains subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon our taxable income, our financial condition, our maintenance of REIT status and other factors as our board of directors deems relevant. No dividends were declared during the nine months ended September 30, 2009.

Earnings Per Share
The following table sets forth the calculation of Basic and Diluted earnings per share, or EPS, based on both restricted and unrestricted class A common stock, for the nine months ended September 30, 2009 and 2008 (in thousands, except share and per share amounts):

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic EPS:
Net loss allocable to
common stock	$(185,997)	22,361,541	$(8.32)	$(6,381)	20,707,262	$(0.31)
Effect of Dilutive Securities:
Warrants & Options outstanding for the purchase of common stock	—	—		—	—
Diluted EPS:
Net loss per share of common stock and assumed conversions	$(185,997)	22,361,541	$(8.32)	$(6,381)	20,707,262	$(0.31)

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table sets forth the calculation of Basic and Diluted EPS based on both restricted and unrestricted class A common stock, for the three months ended September 30, 2009 and 2008 (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS:
Net income allocable to
common stock	$(106,457)	22,426,623	$(4.75)	$13,667	22,247,042	$0.61
Effect of Dilutive Securities:
Warrants & Options outstanding for the purchase of common stock	—	—		—	3,589
Diluted EPS:
Net loss per share of common stock and assumed conversions	$(106,457)	22,426,623	$(4.75)	$13,667	22,250,631	$0.61

As of September 30, 2009, Diluted EPS excludes 162,000 options and 3.5 million warrants which were antidilutive for the period. These instruments could potentially impact Diluted EPS in future periods, depending on changes in our stock price. As of September 30, 2008, Diluted EPS excludes 170,000 options which were similarly antidilutive.

13.	General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2009 and 2008 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2009	2008
Personnel costs	$7,950	$10,050
Employee stock based compensation	1,102	2,759
Restructuring costs	3,042	—
Operating and other costs	2,014	2,240
Professional services	4,342	3,770
Total	$18,450	$18,819

14.	Income Taxes

We made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal, state, and local income taxes except for the operations of our taxable REIT subsidiary, CTIMCO. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT, we may be subject to material penalties such as federal, state and local income tax on our taxable income at regular corporate rates. As of September 30, 2009 and December 31, 2008, we were in compliance with all REIT requirements. During the nine months ended September 30, 2009, we received a $408,000 state income tax refund related to prior years.

During the nine months ended September 30, 2009 and 2008, CTIMCO paid no federal taxes and paid small amounts of state and local taxes. As of September 30, 2009, we have net operating losses and net capital losses available to be carried forward and utilized in current or future periods.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for tax reporting purposes.

15.	Employee Benefit and Incentive Plans

We had four benefit plans in effect as of September 30, 2009: (1) the Second Amended and Restated 1997 Long-Term Incentive Stock Plan, or 1997 Employee Plan, (2) the Amended and Restated 1997 Non-Employee Director Stock Plan, or 1997 Director Plan, (3) the Amended and Restated 2004 Long-Term Incentive Plan, or 2004 Plan, and (4) the 2007 Long-Term Incentive Plan, or 2007 Plan. The 1997 Employee Plan and 1997 Director Plan expired in 2007 and no new awards may be issued under them, and no further grants will be made under the 2004 Plan. Under the 2007 Plan, a maximum of 700,000 shares of class A common stock may be issued. Shares canceled under the 2004 Plan are available to be reissued under the 2007 Plan. As of September 30, 2009, there were 362,473 shares available under the 2007 Plan.

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

As of September 30, 2009 unvested share-based compensation consisted of 287,422 shares of restricted common stock with an unamortized value of $1.0 million. Subject to vesting conditions and the continued employment of certain employees, these costs will be recognized as compensation expense over the next 3.4 years.

Activity under these four plans for the nine months ended September 30, 2009 is summarized in the table below in share and share equivalents:

Benefit Type	1997 Employee Plan	1997 Director Plan	2004 Plan	2007 Plan	Total
Options(1)
Beginning Balance	170,477	—	—	—	170,477
Expired	(8,251)	—	—	—	(8,251)
Ending Balance	162,226	—	—	—	162,226

Restricted Stock(2)
Beginning Balance	—	—	289,637	41,560	331,197
Granted	—	—	—	216,269	216,269
Vested	—	—	(43,646)	(14,702)	(58,348)
Forfeited	—	—	(193,310)	(8,386)	(201,696)
Ending Balance	—	—	52,681	234,741	287,422

Stock Units(3)
Beginning Balance	—	80,017	—	135,434	215,451
Granted/deferred	—	—	—	225,464	225,464
Ending Balance	—	80,017	—	360,898	440,915
Total Outstanding Shares	162,226	80,017	52,681	595,639	890,563

(1)	All options are fully vested as of September 30, 2009.
(2)
Comprised of both performance based awards that vest upon the attainment of certain common equity return thresholds and time based awards that vest based upon an employee’s continued employment on vesting dates.

(3)	Stock units are granted to certain members of our board of directors in lieu of cash compensation for services and in lieu of dividends earned on previously granted stock units.

The following table summarizes the outstanding options as of September 30, 2009:

			Weighted Average Exercise Price per Share		Weighted Average Remaining Life (in Years)
Exercise Price per Share	Options Outstanding
	1997 Employee	1997 Director	1997 Employee	1997 Director	1997 Employee	1997 Director
	Plan	Plan	Plan	Plan	Plan	Plan
$10.00 - $15.00	35,557	—	$13.50	$—	1.34	—
$15.00 - $20.00	126,669	—	16.38	—	1.77	—
Total/Weighted Average	162,226	—	$15.75	$—	1.68	—

In addition to the equity interests detailed above, we may grant percentage interests in the incentive compensation received by us from certain of our investment management vehicles. As of September 30, 2009, we had granted a portion of the Fund III incentive compensation received by us.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

A summary of the unvested restricted common stock as of and for the nine month period ended September 30, 2009 was as follows:

	Restricted Common Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2009	331,197	$30.61
Granted	216,269	3.32
Vested	(58,348)	27.44
Forfeited	(201,696)	28.99
Unvested at September 30, 2009	287,422	$12.27

A summary of the unvested restricted common stock as of and for the nine month period ended September 30, 2008 was as follows:

	Restricted Common Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2008	423,931	$30.96
Granted	44,550	27.44
Vested	(108,224)	28.96
Forfeited	(414)	51.25
Unvested at September 30, 2008	359,843	$30.53

16.   Fair Values of Financial Instruments

As discussed in their respective notes to our consolidated financial statements, certain of our assets and liabilities are measured at fair value on either a recurring or nonrecurring basis. These fair values are determined using a variety of inputs and methodologies, which are detailed below. As discussed in Note 2, the “Fair Value Measurement and Disclosures” topic of the Codification establishes a fair value hierarchy that prioritizes the inputs used in determining fair value under GAAP, which includes the following classifications, in order of priority:

•	Level 1 generally includes only unadjusted quoted prices in active markets for identical assets or liabilities as of the reporting date.

•	Level 2 inputs are those which, other than Level 1 inputs, are observable for identical or similar assets or liabilities.

•	Level 3 inputs generally include anything which does not meet the criteria of Levels 1 and 2, particularly any unobservable inputs.

The following table summarizes our financial instruments recorded at fair value as of September 30, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total Fair Value at September 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Loans held-for-sale (1)	$12,000	$—	$12,000	$—
Interest rate hedge liabilities	(34,508)	—	(34,508)	—

Measured on a nonrecurring basis:
Impaired loans (2)	$95,675	$—	$—	$95,675
Impaired securities (3)	6,106	—	2,250	3,856

(1)	Transactions related to these assets have a high probability of closing subsequent to September 30, 2009.
(2)	Loans receivable against which we have recorded a provision for loan losses as of September 30, 2009.
(3)	Securities which were other-than-temporarily impaired during the three months ended September 30, 2009.

The following methods and assumptions were used to estimate the fair value of each type of asset and liability which was measured at fair value as of September 30, 2009:

Loans held-for-sale, net:We determined the fair value of loans held-for-sale based upon the transactions which are likely to occur in the near future related to the settlement amount of the remaining asset.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Interest rate hedge liabilities: Interest rate hedges were valued using advice from a third party derivative specialist, based on a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs such as credit valuation adjustments due to the risk of non-performance by both us and our counterparties.

Impaired loans: The loans indentified for impairment are collateral dependant loans. Impairment on these loans is measured by comparing the estimated fair value of the underlying collateral to the carrying value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. The table above includes all impaired loans, regardless of the period in which impairment was recognized.

Impaired securities: Securities which are other-than-temporarily impaired have been valued by a combination of (a) obtaining assessments from third party dealers and, in limited cases where such assessments are unavailable or deemed not to be indicative of fair value, (b) discounting expected cash flows using estimated market discount rates. The expected cash flows of each security are based on assumptions regarding the collection of principal and interest on the underlying loans and securities. The table above includes only securities which were impaired during the three months ended September 30, 2009.

In addition to the above disclosures for assets and liabilities which are measured at fair value, GAAP also requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based upon estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the estimated market discount rate and the estimated future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. These disclosure requirements exclude certain financial instruments and all non-financial instruments.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments, excluding those described above that are carried at fair value, for which it is practicable to estimate that value:

Cash and cash equivalents: The carrying amount of cash on hand and money market funds is considered to be a reasonable estimate of fair value.

Securities held-to-maturity: These investments, other than securities that have been other-than-temporarily impaired, are presented on a held-to-maturity basis and not at fair value. The fair values have been estimated by a combination of (a) obtaining assessments from third party dealers and, in limited cases where such assessments are unavailable or deemed not to be indicative of fair value, (b) discounting expected cash flows using estimated market discount rates. The expected cash flows of each security are based on assumptions regarding the collection of principal and interest on the underlying loans and securities.

Loans receivable, net: Other than impaired loans, these assets are reported at their amortized cost and not at fair value. The fair values were estimated by using current institutional purchaser yield requirements for loans with similar credit characteristics.

Repurchase obligations: As a result of our debt restructuring on March 16, 2009, our repurchase obligations no longer have terms which are comparable to other facilities in the market. Given the unique nature of our restructured obligations, it is not practicable to estimate their fair value. Accordingly, they are included at their current face value in the table below. See note 9 for a detailed description of our repurchase obligations.

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details the carrying amount, face amount, and approximate fair value of the financial instruments described above (in thousands):

Fair Value of Financial Instruments
(in thousands)	September 30, 2009			December 31, 2008
	Carrying Amount	Face Amount	Fair Value	Carrying Amount	Face Amount	Fair Value
Financial assets:
Cash and cash equivalents	$28,575	$28,575	$28,575	$45,382	$45,382	$45,382
Securities held-to-maturity	746,319	870,802	513,844	852,211	883,958	582,478
Loans receivable, net	1,587,590	1,711,107	1,046,210	1,790,234	1,855,432	1,589,929

Financial liabilities:
Repurchase obligations	491,833	492,518	492,518	699,054	699,054	699,054
Collateralized debt obligations	1,124,983	1,123,713	457,546	1,156,035	1,154,504	441,245
Senior credit facility	99,443	99,443	50,630	100,000	100,000	94,155
Junior subordinated notes	127,075	143,753	25,032	128,875	128,875	80,099
Participations sold	289,795	289,845	144,836	292,669	292,734	258,416

17.	Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on our outstanding debt obligations during the nine months ended September 30, 2009 and 2008 was $50.8 million and $84.5 million, respectively. Taxes recovered by us during the nine months ended September 30, 2009 and 2008 were $408,000 and $677,000, respectively. Non-cash investing and financing activity during the nine months ended September 30, 2009 resulted from our investments in loans where we sold participations as well as the primarily non-cash settlement of certain of our secured borrowings as discussed in Note 9.

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

On April 27, 2007, we purchased a $20 million subordinated interest in a mortgage from a dealer. Proceeds from the mortgage financing provide for the construction and leasing of an office building in Washington, D.C. that is owned by a joint venture. WRBC has a substantial economic interest in one of the joint venture partners. As of September 30, 2009, this loan was classified as held-for-sale as a result of discussions with the borrower for a potential discounted settlement of the loan.

WRBC beneficially owned approximately 17.4% of our outstanding class A common stock as of October 28, 2009, and a member of our board of directors is an employee of WRBC.

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

Prior to 2007, we paid Equity Group Investments, L.L.C. and Equity Risk Services, Inc., affiliates under common control of the chairman of the board of directors, for certain corporate services provided to us. These services included consulting on insurance matters, risk management, and investor relations.

In July 2008, CTOPI, a private equity fund that we manage, held its final closing completing its capital raise with $540 million total equity commitments. EGI-Private Equity II, L.L.C., an affiliate under common control of the chairman of our board of directors, owns a 3.7% limited partner interest in CTOPI. During the nine months ended September 30, 2009, we recorded $6.4 million in fees from CTOPI, $262,000 of which were attributable to EGI Private Equity II, L.L.C. Affiliates of the chairman of our board of directors also own interests in Fund III, an investment management vehicle that we manage and in which we also have an ownership interest.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

During 2008, CTOPI purchased $37.1 million face value of our CDO notes in the open market for $21.1 million.

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

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the nine months ended, and as of, September 30, 2009 (in thousands):

	Balance Sheet Investment	Investment Management	Inter-Segment Activities	Total
Income from loans and other investments:
Interest and related income	$93,341	$—	$—	$93,341
Less: Interest and related expenses	61,116	—	—	61,116
Income from loans and other investments, net	32,225	—	—	32,225

Other revenues:
Management fees from affiliates	—	12,746	(3,978)	8,768
Servicing fees	—	2,012	(510)	1,502
Other interest income	150	16	(13)	153
Total other revenues	150	14,774	(4,501)	10,423

Other expenses
General and administrative	10,066	12,362	(3,978)	18,450
Servicing fee expense	510	—	(510)	—
Other interest expense	—	13	(13)	—
Depreciation and amortization	—	65	—	65
Total other expenses	10,576	12,440	(4,501)	18,515

Total other-than-temporary impairments of securities	(96,529)	—	—	(96,529)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	17,612	—	—	17,612
Impairment of goodwill	—	(2,235)	—	(2,235)
Impairments of real estate held-for-sale	(2,233)	—	—	(2,233)
Net impairments recognized in earnings	(81,150)	(2,235)	—	(83,385)

Provision for loan losses	(113,716)	—	—	(113,716)
Valuation allowance on loans held-for-sale	(10,363)	—	—	(10,363)
Loss from equity investments	—	(3,074)	—	(3,074)
Loss before income taxes	(183,430)	(2,975)	—	(186,405)
Income tax benefit	(408)	—	—	(408)
Net loss	$(183,022)	$(2,975)	$—	$(185,997)

Total assets	$2,382,157	$10,424	$(1,957)	$2,390,624

All revenues were generated from external sources within the United States. The “Investment Management” segment earned fees of $4.0 million for management of the “Balance Sheet Investment” segment and $510,000 for serving as collateral manager of the four CDOs consolidated under our “Balance Sheet Investment” segment, and was charged $13,000 for inter-segment interest for the nine months ended September 30, 2009, which is reflected as offsetting adjustments to other interest income and other interest expense in the inter-segment activities column in the table above.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the nine months ended, and as of, September 30, 2008 (in thousands):

	Balance Sheet Investment	Investment Management	Inter-Segment Activities	Total
Income from loans and other investments:
Interest and related income	$149,725	$—	$—	$149,725
Less: Interest and related expenses	98,918	—	—	98,918
Income from loans and other investments, net	50,807	—	—	50,807

Other revenues:
Management fees from affiliates	—	15,137	(5,310)	9,827
Servicing fees	—	337	—	337
Other interest income	1,391	24	(108)	1,307
Total other revenues	1,391	15,498	(5,418)	11,471

Other expenses
General and administrative	8,517	15,612	(5,310)	18,819
Other interest expense	—	108	(108)	—
Depreciation and amortization	—	140	—	140
Total other expenses	8,517	15,860	(5,418)	18,959

Provision for loan losses	(56,000)	—	—	(56,000)
Gain on extinguishment of debt	6,000	—	—	6,000
Gain on sale of investments	374	—	—	374
Loss from equity investments	—	(549)	—	(549)
Loss before income taxes	(5,945)	(911)	—	(6,856)
Income tax benefit	—	(475)	—	(475)
Net loss	$(5,945)	$(436)	$—	$(6,381)

Total assets	$3,060,233	$10,521	$(3,035)	$3,067,719

All revenues were generated from external sources within the United States. The “Investment Management” segment earned fees of $5.3 million for management of the “Balance Sheet Investment” segment and was charged $108,000 for inter-segment interest for the nine months ended September 30, 2008, which is reflected as offsetting adjustments to other interest income and other interest expense in the inter-segment activities column in the table above.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the three months ended, and as of, September 30, 2009 (in thousands):

	Balance Sheet Investment	Investment Management	Inter-Segment Activities	Total
Income from loans and other investments:
Interest and related income	$29,527	$—	$—	$29,527
Less: Interest and related expenses	19,604	—	—	19,604
Income from loans and other investments, net	9,923	—	—	9,923

Other revenues:
Management fees from affiliates	—	4,459	(1,500)	2,959
Servicing fees	—	423	(255)	168
Other interest income	15	1	—	16
Total other revenues	15	4,883	(1,755)	3,143

Other expenses
General and administrative	2,600	4,392	(1,500)	5,492
Servicing fee expense	255	—	(255)	—
Depreciation and amortization	—	51	—	51
Total other expenses	2,855	4,443	(1,755)	5,543

Total other-than-temporary impairments of securities	(77,883)	—	—	(77,883)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	11,987	—	—	11,987
Net impairments recognized in earnings	(65,896)	—	—	(65,896)

Provision for loan losses	(47,222)	—	—	(47,222)
Loss from equity investments	—	(862)	—	(862)
Loss before income taxes	(106,035)	(422)	—	(106,457)
Income tax provision	—	—	—	—
Net loss	$(106,035)	$(422)	$—	$(106,457)

Total assets	$2,382,157	$10,424	$(1,957)	$2,390,624

All revenues were generated from external sources within the United States. The “Investment Management” segment earned fees of $1.5 million for management of the “Balance Sheet Investment” segment and $255,000 for servicing as collateral manager on the four CDOs consolidated under our “Balance Sheet Investment” segment and was not charged any inter-segment interest for the three months ended September 30, 2009.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the three months ended, and as of, September 30, 2008 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other investments:
Interest and related income	$44,141	$—	$—	$44,141
Less: Interest and related expenses	28,175	—	—	28,175
Income from loans and other investments, net	15,966	—	—	15,966

Other revenues:
Management fees from affiliates	—	5,303	(1,826)	3,477
Servicing fees	—	116	—	116
Other interest income	505	9	(31)	483
Total other revenues	505	5,428	(1,857)	4,076

Other expenses
General and administrative	2,808	4,729	(1,826)	5,711
Other interest expense	—	31	(31)	—
Depreciation and amortization	—	13	—	13
Total other expenses	2,808	4,773	(1,857)	5,724

Loss from equity investments	—	(625)	—	(625)
Income before income taxes	13,663	30	—	13,693
Income tax provision	—	26	—	26
Net income	$13,663	$4	$—	$13,667

Total assets	$3,060,233	$10,521	$(3,035)	$3,067,719

All revenues were generated from external sources within the United States. The “Investment Management” segment earned fees of $1.8 million for management of the “Balance Sheet Investment” segment and was charged $31,000 for inter-segment interest for the three months ended September 30, 2008, which is reflected as offsetting adjustments to other interest income and other interest expense in the inter-segment activities column in the table above.

20.   Subsequent Events

We have evaluated events subsequent to September 30, 2009, through November 3, 2009, the date of financial statement issuance, for disclosure. Through and including November 3, 2009, we have not identified any significant events relative to our consolidated financial statements as of September 30, 2009 that warrant additional disclosure.

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

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results could differ from these estimates. Other than the adoption of FSP FAS 115-2, FSP FAS 157-4 and FSP FAS 107-1 in the first quarter of 2009, as discussed in Note 2 to the consolidated financial statements, there have been no material changes to our Critical Accounting Policies described in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009.

Introduction
Our business model is designed to produce a mix of net interest margin from our balance sheet investments and fee income plus co-investment income from our investment management operations. In managing our operations, we focus on originating investments, managing our portfolios and capitalizing our businesses.

Current Market Conditions
During the first nine months of 2009, the state of the commercial real estate markets continued to deteriorate. Occupancy and rental rates declined in virtually all product types and geographic markets, and borrowers with near-term refinancing needs encountered increased difficulty finding replacement financing. As a result, commercial mortgage delinquencies and defaults are rising rapidly, as sponsors are unable (or unwilling) to support projects in the face of value decline. In the first nine months of 2009, our portfolio experienced significant credit deterioration, evidenced by $113.7 million of new provisions for loan losses and $98.8 million of impairments on our securities portfolio and real estate owned. We expect this trend to continue for the foreseeable future and expect significant challenges ahead for our business. These challenges are discussed in the risk factors contained in Exhibit 99.1 to this Form 10-Q.

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

•
We eliminated the cash margin call provisions and amended the mark-to-market provisions that were in effect under the original terms of the secured credit facilities. Under the revised secured credit facilities, going forward, collateral value is expected to be determined by our lenders based upon changes in the performance of the underlying real estate collateral as opposed to changes in market spreads under the original terms. Beginning September 2009, or earlier in the case of defaults on loans that collateralize any of our secured credit facilities, each collateral pool may be valued monthly on this basis. If the ratio of a secured lender’s total outstanding secured credit facility balance to total collateral value exceeds 1.15x the ratio calculated as of the effective date of the amended agreements, we may be required to liquidate collateral and reduce the borrowings or post other collateral in an effort to bring the ratio back into compliance with the prescribed ratio, which may or may not be successful.

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

Notwithstanding the current capabilities of our investment management platform, we have maintained a defensive posture with respect to investment originations in light of the continued market volatility. The table below summarizes our total originations and the allocation of opportunities between our balance sheet and the investment management business for the nine months ended September 30, 2009 and for the year ended December 31, 2008.

Originations(1)
(in millions)	Nine months ended September 30, 2009	Year ended December 31, 2008
Balance sheet	$―	$48
Investment management	22	426
Total originations	$22	$474

(1)	Includes total commitments, both funded and unfunded, net of any related purchase discounts.

Our balance sheet investments include various types of commercial mortgage backed securities and collateralized debt obligations, or Securities, and commercial real estate loans and related instruments, or Loans, which we collectively refer to as our Interest Earning Assets. The table below shows our Interest Earning Assets as of September 30, 2009 and December 31, 2008.

Interest Earning Assets
(in millions)	September 30, 2009		December 31, 2008
	Book Value	Yield(1)	Book Value	Yield(1)
Securities	$746	6.64%	$852	6.87%
Loans (2)	1,588	3.52%	1,790	4.09%
Total / Weighted Average	$2,334	4.52%	$2,642	4.99%

(1)	Yield on floating rate assets assumes LIBOR of 0.25% and 0.44% at September 30, 2009 and December 31, 2008, respectively.
(2)	Excludes loans classified as held-for-sale.

In some cases our Loan originations are not fully funded at closing, creating an obligation for us to make future fundings, which we refer to as Unfunded Loan Commitments. Typically, Unfunded Loan Commitments are part of construction and transitional Loans. As of September 30, 2009, our six Unfunded Loan Commitments totaled $12.6 million, which will only be funded when and/or if the borrower meets certain performance hurdles with respect to the underlying collateral. As of September 30, 2009, $5.6 million of the Unfunded Loan Commitments relates to a Loan classified as held-for-sale, as described in Note 5 to the consolidated financial statements.

According to the terms of our restructured debt obligations, our lenders are no longer required to advance a portion of these commitments and our ability to fund these Unfunded Loan Commitments will be contingent upon our having sufficient liquidity available to us after required payments to our creditors.

In addition to our investments in Interest Earning Assets, we have two equity investments in unconsolidated subsidiaries as of September 30, 2009. These represent our equity co-investments in private equity funds that we manage, CT Mezzanine Partners III, Inc., or Fund III, and CT Opportunity Partners I, LP, or CTOPI.

The table below details the carrying value of those investments, as well as their capitalized costs.

Equity Investments
(in thousands)	September 30, 2009	December 31, 2008

Fund III	$429	$597
CTOPI	1,193	$1,782
Capitalized costs/other	2	4
Total	$1,624	$2,383

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

During the nine months ended September 30, 2009, three Loans with an aggregate outstanding balance of $33.8 million were fully repaid. In addition, six Loans with an aggregate outstanding balance of $140.8 million as of September 30, 2009, which did not qualify for extension pursuant to the corresponding loan agreements, were extended during the nine months ended September 30, 2009.

Also, in May 2009, we negotiated a discounted partial repayment with one of our borrowers, which resulted in a repayment of $3.0 million to us, and the forgiveness of an additional $1.0 million of the borrower’s indebtedness. Following this discounted repayment, we were relieved of a $3.8 million Unfunded Loan Commitment under this loan. As a result of this transaction, we recorded a $1.0 million loss during the second quarter under the provision for loan losses on our consolidated statement of operations.

The table below details the overall credit profile of our Interest Earning Assets, which includes: (i) Loans where we have foreclosed upon the underlying collateral and own an equity interest in real estate, (ii) Loans against which we have recorded a provision for loan losses, or reserves, and (iii) Loans that are categorized as Watch List Loans, which are currently performing Loans that we actively monitor and manage to mitigate the risk of potential future non-performance. Beginning in the second quarter of 2009, our assessment also includes other-than-temporarily impaired securities and securities that are characterized as Watch List Securities.

Portfolio Performance(1)
(in millions, except for number of investments)	September 30, 2009	December 31, 2008

Interest earning assets ($ / #)	$2,334 / 141	$2,643 / 150

Real estate owned, net (2) ($ / #)	$― / ―	$10 / 1
Percentage of interest earning assets	― %	0.4%

Impaired loans (3)
Performing loans ($ / #)	$51 / 4	$12 / 2
Non-performing loans ($ / #)	$45 / 9	$12 / 3
Total ($ / #)	$96 / 13	$24 / 5
Percentage of interest earning assets	4.1%	0.9%

Impaired Securities ($ / #)	$27 / 11	$6 / 3
Percentage of interest earning assets	1.2%	0.2%

Watch List Assets
Watch List Loans (4) ($ / #)	$509 / 17	$383 / 17
Watch List Securities (5) ($ / #)	$195 / 23	N/A
Total ($ / #)	$704 / 40	$383 / 17
Percentage of interest earning assets	30.1%	14.5%

(1)	Portfolio statistics exclude Loans classified as held-for-sale.
(2)
Includes one Loan which has been transferred to Real Estate Held-for-Sale with a gross asset balance of $11.3 million, against which we had recorded a $2.0 million impairment as of December 31, 2008. This asset was sold in July 2009 for $7.1 million.

(3)	Amounts represent net book value after provisions for loan losses.
(4)
Includes one additional Loan with a book value of $6.6 million that has been retroactively classified as a Watch List Loan as of December 31, 2008 based upon revised criteria. Watch List Loans exclude Loans against which we have recorded a reserve, and Real Estate Owned.

(5)
We did not begin using this performance measure until the second quarter of 2009. Accordingly, equivalent amounts are not presented as of December 31, 2008. Watch List Securities exclude Securities which have been other-than-temporarily impaired.

As of September 30, 2009, we had 13 Loans with an aggregate net book value of $95.7 million ($214.3 million gross carrying value, net of $118.6 million of reserves) against which we had recorded a provision for loan losses. During the nine months ended September 30, 2009, we recorded $113.7 million in provision for loan losses.

In 2008, we, together with our co-lender, foreclosed on a Loan secured by a multifamily property, and took title to the collateral securing the original Loan. At the time the foreclosure occurred, the Loan had a book balance of $11.9 million, which was reclassified as Real Estate Held-for-Sale (also referred to as Real Estate Owned) on our consolidated balance sheet as of December 31, 2008 to reflect our ownership interest in the property. Since that time, we have received $564,000 of accumulated cash from the property, which has been recorded as a reduction to our basis in the asset. In addition, we have also previously recorded an aggregate $4.2 million impairment to reflect the property at fair value as of June 30, 2009. In July 2009, we sold this asset for $7.1 million, which was our book value at June 30, 2009, and, accordingly, we did not record a material gain or loss on the sale.

In addition to our Loans receivable, which are a component of our Interest Earning Assets, we also held one Loan investment which was classified as held-for-sale as of quarter-end. This Loan had an aggregate carrying value of $12.0 million, net of a valuation allowance of $2.4 million as of September 30, 2009. We are currently in discussions with the borrowers under this Loan to settle their obligation on a discounted basis and, accordingly, the Loan is classified as held-for-sale.

We actively manage our Securities portfolio using a combination of quantitative tools and loan/property level analysis to monitor the performance of the Securities and their collateral against our original expectations. Securities are analyzed to monitor underlying loan delinquencies, transfers to special servicing, and changes to the servicer’s watch list population. Realized losses on underlying loans are tracked and compared to our original loss expectations. On a periodic basis, individual loans of concern are also re-underwritten.

As of September 30, 2009, we have recorded an aggregate $98.6 million other-than-temporary impairment against eleven of our Securities, which had an aggregate net book value at September 30, 2009 of $27.3 million. Of this total other-than-temporary impairment, $79.0 million was related to expected credit losses, as discussed in Notes 2 and 3 to our consolidated financial statements, and has been recorded through earnings, and $19.6 million was related to fair value adjustments in excess of expected credit losses, or the Valuation Adjustment, and has been recorded as a component of other comprehensive income/(loss) with no impact on earnings.

During the nine months ended September 30, 2009, we have recorded an aggregate $96.5 million other-than-temporary impairment against ten of our Securities, which had an aggregate net book value at September 30, 2009 of $27.0 million. Of this total other-than-temporary impairment, $78.9 million was related to expected credit losses, as discussed in Notes 2 and 3 to our consolidated financial statements, and has been recorded through earnings, and $17.6 million was related to the Valuation Adjustment and has been recorded as a component of other comprehensive income/(loss) with no impact on earnings

At quarter-end, there were significant differences between the estimated fair value and the book value of some of the Securities in our portfolio. We believe these differences to be related to the disruption in the capital markets and the general negative bias against structured financial products and not reflective of a change in cash flow expectations from these securities. Accordingly, we have recorded no additional other-than-temporary impairments on our Securities.

The ratings performance of our Securities portfolio over the nine months ended September 30, 2009 and the year ended December 31, 2008 is detailed below:

Rating Activity(1)
	Nine months ended September 30, 2009	Year ended December 31, 2008
Securities Upgraded	1	6
Securities Downgraded	21	13

(1)	Represents activity from any of Fitch Ratings, Standard & Poor’s and/or Moody’s Investors Service.

We continue to foresee three trends in asset performance in 2009 that are likely to lead to further defaults and downgrades: (i) borrowers faced with maturities will have a more difficult time refinancing their properties in light of the volatility and lack of liquidity in the financial markets, (ii) real estate fundamentals will weaken as the U.S. economy continues to deteriorate and (iii) capitalization rates for commercial real estate will continue to increase with corresponding reductions in values. These trends may result in negotiated extensions or modifications of the terms of our investments or the exercise of foreclosure and other remedies; in any event, it is likely that we will continue to experience difficulty with respect to our assets and will likely incur material losses on our portfolio.

Capitalization
We capitalize our business with a combination of debt and equity. Our debt sources, which we collectively refer to as Interest Bearing Liabilities, currently include repurchase agreements, CDOs, a senior credit facility and junior subordinated notes. Our equity capital is currently comprised entirely of common stock.

During the first and second quarters, certain of our Interest Bearing Liabilities, including repurchase agreements and secured debt, our senior credit facility and junior subordinated notes, were restructured, exchanged, terminated, or otherwise satisfied pursuant to the transactions described in Note 9 to the consolidated financial statements. In addition, we are subject to certain covenants under our restructured debt obligations which, among other things, restrict our ability to incur additional indebtedness for the foreseeable future. While we believe that the March 2009 restructuring improved the stability of our capital structure, there can be no assurance that a further restructuring will not be required or that any such further restructuring will be successful.

The table below shows our capitalization mix as of September 30, 2009 and December 31, 2008:

Capital Structure(1)
(in millions)	September 30, 2009	December 31, 2008

Repurchase obligations and secured debt(2)	$493	$699
Collateralized debt obligations(2)	1,124	1,155
Senior credit facility(2)	99	100
Junior subordinated notes(2)(3)	144	129
Total interest bearing liabilities	$1,860	$2,083

Weighted average effective cost of debt (4)	2.42%	2.47%
Shareholders' equity	$213	$401
Ratio of interest bearing liabilities to shareholders' equity	8.7 : 1	5.2 : 1

(1)	Excludes participations sold.
(2)	Amounts represent principal balances as of September 30, 2009 and December 31, 2008.
(3)
During the first quarter of 2009, we exchanged certain of our legacy junior subordinated notes with a face value of $103.1 million for new junior subordinated notes with a face value of $118.6 million. In the second quarter of 2009, we exchanged the remaining legacy junior subordinated notes with a face value of $21.9 million for new junior subordinated notes with a face value of $25.2 million. In connection with these transactions, we also eliminated $3.9 million of our ownership interests in the legacy statutory trusts. See Note 9 to the consolidated financial statements for additional details related to these transactions.

(4)
Floating rate debt obligations assume LIBOR of 0.25% and 0.44% at September 30, 2009 and December 31, 2008, respectively. Including the impact of interest rate hedges with an aggregate notional balance of $418.5 million as of September 30, 2009 and $465.9 million as of December 31, 2008, the effective all-in cost of our debt obligations would be 3.46% and 3.48% per annum.

A summary of selected structural features of our Interest Bearing Liabilities as of September 30, 2009 and December 31, 2008 is detailed in the table below:

Interest Bearing Liabilities
	September 30, 2009	December 31, 2008
Weighted average life (years)	4.3	4.2
% Recourse	39.6%	44.5%
% Subject to valuation tests	26.5%	33.5%

The table below summarizes our repurchase obligations and secured debt as of September 30, 2009 and December 31, 2008:

Repurchase Obligations and Secured Debt
($ in millions)	September 30, 2009	December 31, 2008

Counterparties	3	6
Outstanding repurchase obligations and secured debt	$493	$699
All-in cost	L + 1.65%	L + 1.66%

Our collateralized debt obligations, or CDOs, as of September 30, 2009 and December 31, 2008 are described below:

Collateralized Debt Obligations
(in millions)		September 30, 2009		December 31, 2008
	Issuance Date	Book Value	All-in Cost(1)	Book Value	All-in Cost(1)

CDO I(2)	7/20/04	$243	0.91%	$252	1.52%
CDO II(2)	3/15/05	294	1.02%	299	1.18%
CDO III	8/4/05	256	5.46%	257	5.27%
CDO IV(2)	3/15/05	332	1.02%	348	1.15%
Total		$1,125	2.00%	$1,156	2.15%

(1)	Includes amortization of premiums and issuance costs.
(2)	Floating rate CDOs assume LIBOR of 0.25% and 0.44% at September 30, 2009 and December 31, 2008, respectively.

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

We did not issue any new shares of common stock during the quarter. Changes in the number of shares resulted from restricted stock grants, forfeitures and vesting, as well as stock unit grants.

Shareholders' Equity
	September 30, 2009	December 31, 2008

Book value (in millions)	$213	$401
Shares:
Class A common stock	21,759,258	21,740,152
Restricted stock	287,422	331,197
Stock units	359,396	215,451
Warrants & Options(1)	—	—
Total	22,406,076	22,286,800

Book value per share	$9.52	$18.01

(1)	Dilutive shares issuable upon the exercise of outstanding warrants and options assuming a September 30, 2009 and December 31, 2008 stock price, respectively, and the treasury stock method.

As of September 30, 2009, we had 22,046,680 of our class A common stock and restricted stock outstanding.

Other Balance Sheet Items
Participations sold represent interests in certain loans that we originated and subsequently sold to CT Large Loan 2006, Inc. (one of our investment management vehicles) and third parties. We present these sold interests as both assets and liabilities (in equal amounts) on the basis that these arrangements do not qualify as sales under GAAP. As of September 30, 2009, we had five such participations sold with a total book balance of $289.8 million at a weighted average coupon of LIBOR plus 3.27% (3.52% at September 30, 2009) and a weighted average yield of LIBOR plus 3.28% (3.53% at September 30, 2009). The income earned on the loans is recorded as interest income and an identical amount is recorded as interest expense on the consolidated statements of operations.

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

The table below details our interest rate exposure as of September 30, 2009 and December 31, 2008:

Interest Rate Exposure
(in millions except for weighted average life)	September 30, 2009	December 31, 2008
Value exposure to interest rates(1)
Fixed rate assets	$838	$880
Fixed rate debt	(412)	(395)
Interest rate swaps	(418)	(466)
Net fixed rate exposure	$8	$19
Weighted average life (fixed rate assets)	4.2 yrs	4.9 yrs
Weighted average coupon (fixed rate assets)	6.91%	6.90%

Cash flow exposure to interest rates(1)
Floating rate assets	$1,731	$1,949
Floating rate debt less cash	(1,709)	(1,931)
Interest rate swaps	418	466
Net floating rate exposure	$440	$484
Weighted average life (floating rate assets)	2.2 yrs	2.9 yrs
Weighted average coupon (floating rate assets) (2)	3.14%	3.52%

Net income impact from 100 bps change in LIBOR	$4.4	$4.8

(1)	All values are in terms of face or notional amounts, and include loans classified as held-for-sale.
(2)	Weighted average coupon assumes LIBOR of 0.25% and 0.44% at September 30, 2009 and December 31, 2008, respectively.

Investment Management Overview
In addition to our balance sheet investment activities, we act as an investment manager for third parties. We have developed our investment management business to leverage our platform, generate fee revenue from investing third party capital and, in certain instances, earn co-investment income. Our active investment management mandates are described below:

•
CT High Grade Partners II, LLC, or CT High Grade II, is currently investing capital. The fund closed in June 2008 with $667 million of commitments from two institutional investors. Currently, $498 million of committed equity remains undrawn. The fund targets senior debt opportunities in the commercial real estate debt sector and does not employ leverage. The fund’s investment period expires in May 2010. We earn a base management fee of 0.40% per annum on invested capital.

•
CT Opportunity Partners I, LP, or CTOPI, is currently investing capital. The fund held its final closing in July 2008 with $540 million in total equity commitments. Currently, $415 million of committed equity remains undrawn. We have a $25 million commitment to invest in the fund ($6 million currently funded, $19 million unfunded) and entities controlled by the chairman of our board have committed to invest $20 million. The fund targets opportunistic investments in commercial real estate, specifically high yield debt, equity and hybrid instruments, as well as non-performing and sub-performing loans and securities. The fund’s investment period expires in December 2010. We earn base management fees as the investment manager of CTOPI (1.60% per annum of total equity commitments during the investment period, and of invested capital thereafter). In addition, we earn net incentive management fees of 17.7% of profits after a 9% preferred return and a 100% return of capital.

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

•
CT Mezzanine Partners III, Inc., or Fund III, is no longer investing capital. The fund is a vehicle we co-sponsored with a joint venture partner, and is currently liquidating in the ordinary course. We earn 100% of base management fees of 1.42% of invested capital, and we split incentive management fees with our partner, which receives 37.5% of the fund’s incentive management fees.

As of September 30, 2009, we managed five private equity funds and one separate account through our wholly-owned, taxable, investment management subsidiary, CT Investment Management Co., LLC, or CTIMCO.

Investment Management Mandates, as of September 30, 2009
(in millions)							Incentive Management Fee
		Total	Total Capital	Co-		Base	Company	Employee
	Type	Investments(1)	Commitments	Investment %		Management Fee	%	%
Investing:
CT High Grade II	Fund	$169	$667	—		0.40% (Assets)	N/A	N/A
CTOPI	Fund	287	540	4.63%	(2)	1.60% (Equity)	100%(3)	—%(4)

Liquidating:
CT High Grade	Sep. Acc.	344	350	—		0.25% (Assets)	N/A	N/A
CT Large Loan	Fund	275	325	—	(5)	0.75% (Assets)(6)	N/A	N/A
CTX Fund	Fund	8	10	—	(5)	(Assets)(7)	100%(7)	—%(7)
Fund III	Fund	44	425	4.71%		1.42% (Equity)	57%(8)	43%(4)

(1)	Represents total investments, on a cash basis, as of period-end.
(2)	We have committed to invest $25.0 million in CTOPI.
(3)	CTIMCO earns net incentive management fees of 17.7% of profits after a 9% preferred return on capital and a 100% return of capital, subject to a catch-up.
(4)
Portions of the Fund III incentive management fees received by us have been allocated to our employees as long-term performance awards. We have not allocated any of the CTOPI incentive management fee to employees as of September 30, 2009.

(5)	We co-invest on a pari passu, asset by asset basis with CT Large Loan and CTX Fund.
(6)	Capped at 1.5% of equity.
(7)
CTIMCO serves as collateral manager of the CDOs in which the CTX Fund invests, and earns base and incentive management fees as CDO collateral manager. As of September 30, 2009, we manage one such $500 million CDO and earn base management fees of 0.10% of assets and have the potential to earn incentive management fees.

(8)	CTIMCO (62.5%) and our co-sponsor (37.5%) earn net incentive management fees of 18.9% of profits after a 10% preferred return on capital and a 100% return of capital, subject to a catch-up.

Results of Operations

Comparison of Results of Operations: Three Months Ended September 30, 2009 vs. September 30, 2008
(in thousands, except per share data)
	2009	2008	$ Change	% Change
Income from loans and other investments:
Interest and related income	$29,527	$44,141	($14,614)	(33.1%)
Less: Interest and related expenses	19,604	28,175	(8,571)	(30.4%)
Income from loans and other investments, net	9,923	15,966	(6,043)	(37.8%)

Other revenues:
Management fees from affiliates	2,959	3,477	(518)	(14.9%)
Servicing fees	168	116	52	44.8%
Other interest income	16	483	(467)	(96.7%)
Total other revenues	3,143	4,076	(933)	(22.9%)

Other expenses:
General and administrative	5,492	5,711	(219)	(3.8%)
Depreciation and amortization	51	13	38	N/A
Total other expenses	5,543	5,724	(181)	(3.2%)

Total other-than-temporary impairments of securities	(77,883)	—	(77,883)	N/A
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	11,987	—	11,987	N/A
Net impairments recognized in earnings	(65,896)	—	(65,896)	N/A

Provision for loan losses	(47,222)	—	(47,222)	N/A
Loss from equity investments	(862)	(625)	(237)	37.9%
(Loss) income before income taxes	(106,457)	13,693	(120,150)	N/A
Income tax provision	—	26	(26)	N/A
Net (loss) income	($106,457)	$13,667	($120,124)	N/A

Net (loss) income per share - diluted	($4.75)	$0.61	($5.36)	N/A

Dividend per share	$—	$0.60	($0.60)	(100.0%)

Average LIBOR	0.27%	2.62%	(2.35%)	(89.7%)

Income from loans and other investments, net

A decline in Interest Earning Assets ($561 million or 19% from September 30, 2008 to September 30, 2009), an increase in non-performing loans and a 90% decrease in average LIBOR contributed to a $14.6 million, or 33%, decrease in interest income during the third quarter of 2009 compared to the third quarter of 2008. Lower LIBOR and a decrease in leverage of $361.0 million, or 16%, from September 30, 2008 to September 30, 2009 resulted in an $8.6 million, or 30%, decrease in interest expense for the period. On a net basis, net interest income decreased by $6.0 million, or 38%.

Management fees from affiliates

Base management fees from our investment management business decreased $518,000, or 15%, during the third quarter of 2009 compared to the third quarter of 2008. The decrease was attributed primarily to a decrease of $258,000 in fees from Large Loan and a $240,000 one-time decrease in fees from CTOPI. This was partially offset by a $117,000 increase in fees from CT High Grade II.

Servicing fees

Servicing fees increased $52,000 in the third quarter of 2009 compared to the third quarter of 2008. Servicing fees in the third quarter of 2009 were a result of modifications to loans for which we are named special servicer.

General and administrative expenses

General and administrative expenses include personnel costs, operating expenses and professional fees. Total general and administrative expenses decreased $219,000, or 4%, between the third quarter of 2008 and the third quarter of 2009. The slight decrease in 2009 was primarily a result of lower personnel costs offset by an increase in professional fees.

Net impairments recognized in earnings

During the third quarter of 2009, we recorded a gross other-than-temporary impairment of $77.9 million on three of our securities that had an adverse change in cash flow expectations. Of this amount, $65.9 million was included in earnings and the remainder, $12.0 million, was recorded in other comprehensive income. No impairments were recorded during the three months ended September 30, 2008.

Provision for loan losses

During the third quarter of 2009, we recorded an aggregate $47.2 million provision for loan losses against six loans. No provisions for loan losses were recorded during the third quarter of 2008.

Loss from equity investments

The loss from equity investments during the third quarter of 2009 resulted primarily from our share of losses incurred at CTOPI. Our share of losses from CTOPI was $909,000, primarily due to fair value adjustments on the underlying investments. The loss from equity investments during the third quarter of 2008 resulted primarily from our share of operating losses at both Fund III and CTOPI.

Income tax provision

During the third quarter of 2009 we did not record an income tax provision. In the third quarter of 2008, we recorded a provision for income taxes of $26,000.

Dividends

We did not pay a dividend in the third quarter of 2009. In the third quarter of 2008 we paid a dividend of $0.60 per share.

Comparison of Results of Operations: Nine Months Ended September 30, 2009 vs. September 30, 2008
(in thousands, except per share data)
	2009	2008	$ Change	% Change
Income from loans and other investments:
Interest and related income	$93,341	$149,725	($56,384)	(37.7%)
Less: Interest and related expenses	61,116	98,918	(37,802)	(38.2%)
Income from loans and other investments, net	32,225	50,807	(18,582)	(36.6%)

Other revenues:
Management fees from affiliates	8,768	9,827	(1,059)	(10.8%)
Servicing fees	1,502	337	1,165	N/A
Other interest income	153	1,307	(1,154)	(88.3%)
Total other revenues	10,423	11,471	(1,048)	(9.1%)

Other expenses:
General and administrative	18,450	18,819	(369)	(2.0%)
Depreciation and amortization	65	140	(75)	(53.6%)
Total other expenses	18,515	18,959	(444)	(2.3%)

Total other-than-temporary impairments of securities	(96,529)	—	(96,529)	N/A
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	17,612	—	17,612	N/A
Impairment of goodwill	(2,235)	—	(2,235)	N/A
Impairment of real estate held-for-sale	(2,233)	—	(2,233)	N/A
Net impairments recognized in earnings	(83,385)	—	(83,385)	N/A

Provision for loan losses	(113,716)	(56,000)	(57,716)	103.1%
Valuation allowance on loans held-for-sale	(10,363)	—	(10,363)	N/A
Gain on extinguishment of debt	—	6,000	(6,000)	N/A
Gain on sale of investments	—	374	(374)	N/A
Loss from equity investments	(3,074)	(549)	(2,525)	N/A
Loss before income taxes	(186,405)	(6,856)	(179,549)	N/A
Income tax benefit	(408)	(475)	67	(14.1%)
Net loss	($185,997)	($6,381)	($179,616)	N/A

Net loss per share - diluted	($8.32)	($0.31)	($8.01)	N/A

Dividend per share	$—	$2.20	($2.20)	(100.0%)

Average LIBOR	0.37%	2.84%	(2.47%)	(87.1%)

Income from loans and other investments, net

A decline in Interest Earning Assets ($561 million or 19% from September 30, 2008 to September 30, 2009), an increase in non-performing loans and an 87% decrease in average LIBOR contributed to a $56.4 million, or 38%, decrease in interest income during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Lower LIBOR and a decrease in leverage of $361.0 million, or 16%, from September 30, 2008 to September 30, 2009 resulted in a $37.8 million, or 38%, decrease in interest expense for the period. On a net basis, net interest income decreased by $18.6 million, or 37%.

Management fees from affiliates

Base management fees from our investment management business decreased $1.1 million, or 11%, during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease was attributed primarily to a decrease of $870,000 in fees from CT Large Loan and a one-time decrease of $314,000 in fees from CTOPI.

Servicing fees

Servicing fees increased $1.1 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to a one-time special servicing fee of $1.2 million received in the first quarter of 2009.

General and administrative expenses

General and administrative expenses include personnel costs, operating expenses and professional fees. Total general and administrative expenses decreased $369,000 between the nine months ended September 30, 2009 and the nine months ended September 30, 2008 as a result of (i) a decrease of $2.1 million in personnel costs, (ii) a decrease of $1.7 million in employee stock based compensation and (iii) a decrease of approximately $700,000 of other operating costs. This was offset by $3.1 million in non-recurring costs associated with our debt restructuring incurred during the first quarter of 2009 and an increase of $1.1 million in professional fees.

Net impairments recognized in earnings

During the nine months ended September 30, 2009, we recorded an other-than-temporary impairment of $2.2 million on our Real Estate Held-for-Sale to reflect the property at fair value. Also during the nine months ended September 30, 2009, we recorded a $2.2 million impairment of goodwill related to our June 2007 acquisition of a healthcare loan origination platform. We also recorded a gross other-than-temporary impairment of $96.5 million on ten of our securities that had an adverse change in cash flow expectations. Of this amount, $78.9 million was included in earnings and the remainder, $17.6 million, was included in other comprehensive income. No impairments were recorded during the nine months ended September 30, 2008.

Provision for loan losses

During the nine months ended September 30, 2009, we recorded an aggregate $113.7 million provision for loan losses against thirteen loans. During the nine months ended September 30, 2008, we recorded a $50.0 million provision for loan losses against a single loan. Also during the nine months ended September 30, 2008, we recorded an additional $6.0 million charge on one loan that was written off during the second quarter. The $6.0 million liability collateralized by the loan was forgiven by the creditor as described below.

Valuation allowance on loans held-for-sale

During the nine months ended September 30, 2009, we recorded a $10.4 million valuation allowance against two loans that we classified as held-for-sale to reflect these assets at fair value. No loans were classified as held-for-sale during the nine months ended September 30, 2008.

Gain on extinguishment of debt

During the nine months ended September 30, 2009, we did not record any gains on the extinguishment of debt. During the second quarter of 2008, $6.0 million of debt forgiveness by a creditor was recorded as a gain on extinguishment of debt.

Gain on sale of investments

During the nine months ended September 30, 2009 we did not record any gains on sale of investments. At December 31, 2007, we had one CMBS investment that we designated and accounted for on an available-for-sale basis with a face value of $7.7 million. During the second quarter of 2008, the security was sold for a gain of $374,000.

Loss from equity investments

The loss from equity investments during the nine months ended September 30, 2009 resulted primarily from our share of losses incurred at CTOPI. Our share of losses from CTOPI was $2.9 million, primarily due to fair value adjustments on the underlying investments. The loss from equity investments during the nine months ended September 30, 2008 resulted primarily from our share of operating losses at both Fund III and CTOPI.

Income tax benefit

During the nine months ended September 30, 2009, we received $408,000 in tax refunds that we recorded as an income tax benefit. During the nine months ended September 30, 2008, CTIMCO recorded operating income before income taxes which, when combined with GAAP to tax differences and changes in valuation allowances, resulted in an income tax benefit of $475,000.

Dividends

We did not pay a dividend in the nine months ended September 30, 2009. In the nine months ended September 30, 2008, we paid a dividend of $2.20 per share.

Liquidity and Capital Resources
Sources of liquidity as of September 30, 2009 include cash on hand, net operating cash flow, repayments under Loans and Securities and asset disposition proceeds. Uses of liquidity include operating expenses, required debt repayments, Unfunded Loan Commitments of $12.6 million, unfunded capital commitments to our managed funds and dividends necessary to maintain our REIT status. We believe our current sources of capital, coupled with our expectations regarding potential asset dispositions and other transactions, will be adequate to meet our near term cash requirements.

Our liquidity and capital resources outlook was significantly impacted by the restructuring of our debt obligations during the first quarter of 2009. We agreed to pay each of our participating secured lenders additional principal amortization equal to 65% of the net interest margin and 100% of the principal proceeds from assets in their collateral pool, which amounts would otherwise have been free cash flow available to us. We have also agreed to make minimum aggregate principal payments to each of our participating secured lenders equal to 20% of our outstanding borrowings as of March 16, 2009, the date of our debt restructuring, to qualify for the first one year extension option under the restructured facilities in March 2010. In addition to the required repayments to our secured lenders, we agreed to make a minimum $5.0 million repayment under our senior credit facility by March 2010.

The following table details our progress towards reducing the outstanding principal amounts under our secured credit facilities in order to meet the conditions for the first one-year extension thereof (in thousands):

	September 30, 2009		March 15, 2009		March 15, 2009 to September 30, 2009 Change		Target Debt Obligation (B)	Additional Debt Reduction Required (A-B) (2)
Participating Secured Lender	Collateral Balance (1)	Debt Obligation (A)	Collateral Balance (1)	Debt Obligation	Collateral Balance	Debt Obligation
JPMorgan (3)	$524,930	$281,898	$559,548	$334,968	$(34,618)	$(53,070)	$267,572	$14,326
Morgan Stanley	406,898	166,522	411,342	181,350	(4,444)	(14,828)	145,688	20,834
Citigroup	77,648	44,098	99,590	63,830	(21,942)	(19,732)	50,894	N/A
	$1,009,476	$492,518	$1,070,480	$580,148	$(61,004)	$(87,630)	$464,154	$35,160

(1)	Represents the aggregate outstanding principal balance of collateral as of each respective period.
(2)	Represents the amount by which we are required to reduce our debt obligations by March 15, 2010 in order to qualify for a one-year extension.
(3)
The additional debt reduction required under our agreement with JPMorgan is subject to adjustment based on changes in the fair value of certain of our interest rate swap agreements with JPMorgan between September 30, 2009 and March 15, 2010. Amount noted above assumes no change in the fair value of such derivatives as of September 30, 2009.

Cash Flows

We experienced a net decrease in cash of $16.8 million for the nine months ended September 30, 2009, compared to a net increase of $89.4 million for the nine months ended September 30, 2008.

Cash provided by operating activities during the nine months ended September 30, 2009 was $30.1 million, compared to cash provided by operating activities of $43.3 million during the same period of 2008. The change was primarily due to a decrease in our net interest margin and non-recurring restructuring costs incurred in the first quarter of 2009, offset by additional servicing fees collected during the first nine months of 2009. A significant portion of our interest earning assets serve as collateral for our secured debt (repurchase agreements and CDOs). These interest earning assets generate a significant portion of our cash flow, which has been redirected, either in whole or in part, towards repayment of the applicable debt.

During the nine months ended September 30, 2009, cash provided by investing activities was $65.2 million, compared to $101.9 million provided by investing activities during the same period in 2008. The change was primarily due to a decrease in principal repayments of $166.4 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, offset by a decrease in additional fundings, originations, and acquisitions of $108.3 million for the same periods. During the nine months ended September 30, 2008, we also experienced an increase of $12.5 million in restricted cash at our CDOs.

During the nine months ended September 30, 2009, cash used in financing activities was $112.1 million, compared to $55.8 million during the same period in 2008. During the nine months ended September 30, 2009, the cash used in financing activities was primarily comprised of repayments of $93.7 million under our repurchase obligations and $31.7 million in repayments of collateralized debt obligations. During the nine months ended September 30, 2008, the cash used in financing activities was comprised of net repayments under repurchase obligations and credit facilities of $64.6 million, repayments of collateralized debt obligations of $33.3 million, and dividend distributions of $82.5 million, offset by $123.1 million in proceeds from the public offering of our common stock.

Capitalization

Our authorized capital stock consists of 100,000,000 shares of $0.01 par value class A common stock, of which 22,046,680 shares were issued and outstanding as of September 30, 2009, and 100,000,000 shares of preferred stock, none of which were outstanding as of September 30, 2009.

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

Repurchase Obligations and Secured Debt

As of September 30, 2009, we were party to three master repurchase agreements with three counterparties, with aggregate total outstanding borrowings of $492.5 million. The terms of these agreements are described in Note 9 to the consolidated financial statements.

Collateralized Debt Obligations

As of September 30, 2009, we had CDOs outstanding from four separate issuances with a total face value of $1.1 billion. Our CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet representing the amortized sales price of the securities we sold to third parties. On a combined basis, our CDOs provide us with $1.1 billion of non-recourse, non-mark-to-market, index matched financing at a weighted average cash cost of 0.54% over the applicable indices (1.83% at September 30, 2009) and a weighted average all-in cost of 0.71% over the applicable indices (2.00% at September 30, 2009). As of September 30, 2009, $496.9 million of our loans receivable and $713.9 million of our securities were financed by our CDOs. As of December 31, 2008, $548.8 million of our loans receivable and $746.0 million of our securities were financed by our CDOs.

CDO I and CDO II each have interest coverage and overcollateralization tests, which when breached provide for hyper-amortization of the senior notes sold by a redirection of cash flow that would otherwise have been paid to the subordinate classes, some of which are owned by us. When such tests are in breach for six consecutive months, the reinvesting feature of the CDO is suspended. The hyper-amortization would cease once the test is back in compliance. The overcollateralization tests are a function of impairments to the CDO collateral. During the first quarter of 2009, we were informed by our CDO trustee of impairments due to rating agency downgrades of certain of the securities which serve as collateral in all of our CDOs. The impairments resulted in a breach of a CDO II overcollateralization test. During the second and third quarters, additional ratings downgrades on securities combined with the non-performance of loan collateral resulted in breaches of the CDO I overcollateralization tests and an additional CDO II overcollateralization test failure as well as a breach of a CDO II interest coverage test. These breaches have caused the redirection of CDO I and CDO II cash flow that would otherwise have been paid to the subordinate classes of the CDOs, some of which we own.

Furthermore, all four of our CDOs provide for the re-classification of interest proceeds from impaired collateral as principal proceeds. During the first quarter of 2009, we were informed by our CDO trustee of impairments due to rating agency downgrades of certain of the securities which serve as collateral in all of our CDOs resulting in the reclassification of interest proceeds from those securities as principal proceeds. During the second and third quarters of 2009, additional downgrades of securities in CDO IV resulted in additional impairments and therefore a significant diminution of cash flow to us. Other than collateral management fees, we currently receive cash payments from only one of our four CDOs, CDO III.

Senior Credit Facility

On March 16, 2009, we entered into an amended and restated senior credit agreement governing our term loan from WestLB AG, New York Branch, participant and administrative agent, Fortis Capital Corp., Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Morgan Stanley Bank, N.A. and Deutsche Bank Trust Company Americas, which we collectively refer to as the senior lenders. As of September 30, 2009, we had $99.4 million outstanding under our senior credit facility at a cash cost of LIBOR plus 3.00% and an all-in cost of 7.20%. The terms of this agreement are described in Note 9 to the consolidated financial statements.

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

Contractual Obligations

The following table sets forth information about certain of our contractual obligations as of September 30, 2009:

Contractual Obligations(1)
(in millions)
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations
Repurchase obligations	$493	$35	$458	$—	$—
Collateralized debt obligations	1,124	—	—	—	1,124
Senior credit facility	99	5	94	—	—
Junior subordinated notes	144	—	—	—	144
Total long-term debt obligations	1,860	40	552	—	1,268

Unfunded commitments
Loans	13	1	10	2	—
Equity investments	19	—	19	—	—
Total unfunded commitments	32	1	29	2	—

Operating lease obligations	10	1	2	2	5

Total	$1,902	$42	$583	$4	$1,273

(1)	We are also subject to interest rate swaps for which we cannot estimate future payments due.

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

As of September 30, 2009, a 100 basis point change in LIBOR would impact our net income by approximately $4.4 million.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates as of September 30, 2009. For financial assets and debt obligations, the table presents cash flows (in certain cases, face adjusted for expected losses) to the expected maturity and weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and floating receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average floating rates are based on rates in effect as of the reporting date.

	Expected Maturity/Repayment Dates (1)
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(in thousands)
Assets:

Securities
Fixed rate	$29,302	$17,803	$96,826	$109,099	$177,707	$256,405	$687,142	$480,928
Interest rate(2)	6.45%	7.28%	7.37%	7.05%	6.85%	6.12%	6.68%
Floating rate	$1,975	$28,330	$17,941	$34,947	$11,410	$1,584	$96,187	$32,916
Interest rate(2)	2.25%	2.78%	1.84%	1.89%	5.65%	1.19%	2.58%

Loans receivable, net
Fixed rate	$5,770	$1,283	$27,831	$1,160	$1,246	$94,362	$131,652	$119,503
Interest rate(2)	8.53%	8.05%	8.46%	7.79%	7.78%	7.86%	8.02%
Floating rate	$34,466	$127,453	$699,278	$498,379	$89,905	$11,358	$1,460,839	$926,707
Interest rate(2)	4.06%	3.73%	2.62%	3.33%	3.98%	2.21%	3.08%

Loans held-for-sale
Floating rate	$—	$—	$—	$14,444	$—	$—	$14,444	$12,000
Interest rate(2)	—	—	—	4.75%	—	—	4.75%

Debt Obligations:

Repurchase obligations
Floating rate (3)	$—	$36,015	$456,503	$—	$—	$—	$492,518	$492,518
Interest rate(2)	—	1.98%	1.86%	—	—	—	1.87%

CDOs
Fixed rate	$4,620	$4,690	$42,357	$59,895	$112,165	$44,407	$268,134	$199,351
Interest rate(2)	5.47%	5.16%	5.16%	5.16%	5.19%	6.00%	5.32%
Floating rate	$31,318	$65,932	$209,775	$347,729	$63,899	$136,926	$855,579	$258,195
Interest rate(2)	0.60%	0.56%	0.58%	0.78%	0.78%	0.96%	0.74%

Senior credit facility
Fixed rate	$1,250	$5,000	$93,193	$—	$—	$—	$99,443	$50,630
Interest rate(2)	3.25%	3.25%	3.25%	—	—	—	3.25%

Junior subordinated notes
Fixed rate	$—	$—	$—	$—	$—	$143,753	$143,753	$25,032
Interest rate(2) (4)	—	—	—	—	—	—	—

Participations sold
Floating rate	$—	$—	$88,442	$201,403	$—	$—	$289,845	$144,836
Interest rate(2)	—	—	2.10%	3.68%	—	—	3.20%

Derivative Financial Instruments:

Interest rate swaps
Notional amounts	$1,352	$13,383	$46,400	$81,886	$39,947	$235,529	$418,497	($34,508)
Fixed pay rate(2)	5.01%	5.06%	4.65%	4.98%	4.97%	5.06%	4.99%
Floating receive rate(2)	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%

(1)	Expected repayment dates and amounts are based on contractual agreements as of September 30, 2009, and do not give effect to transactions which may be expected to occur in the future.
(2)	Represents weighted average rates where applicable. Floating rates are based on LIBOR of 0.25%, which is the rate as of September 30, 2009.
(3)
As discussed in Note 16 to the consolidated financial statements, due to the unique nature of our restructured repurchase obligations and secured debt, it is not practicable to estimate a fair value for these instruments. Accordingly, the amount included in the table above represents the current principal amount of these obligations.

(4)
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

CAPITAL TRUST, INC.

November 3, 2009	/s/ John R. Klopp
Date	John R. Klopp
Chief Executive Officer

November 3, 2009	/s/ Geoffrey G. Jervis
Date	Geoffrey G. Jervis
Chief Financial Officer