Form 10-K
period 2009-12-31
CAPITAL TRUST INC
filed 2010-03-02
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to
Commission File Number 1-14788
__________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
MARKET VALUE
The aggregate market value of the outstanding class A common stock held by non-affiliates of the registrant was approximately $22,560,801 as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.
OUTSTANDING STOCK
As of February 23, 2010 there were 21,834,257 outstanding shares of class A common stock. The class A common stock is listed on the New York Stock Exchange (trading symbol “CT”).
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Commission within 120 days after the close of the registrant’s fiscal year.

CAPITAL TRUST, INC.

i

PART I

Item 1.	Business

References herein to “we,” “us” or “our” refer to Capital Trust, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.

Overview

We are a fully integrated, self-managed, real estate finance and investment management company that specializes in credit sensitive financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. From the inception of our finance business in 1997 through December 31, 2009, we have completed over $11.2 billion of investments in the commercial real estate debt arena. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes and we are headquartered in New York City.

Operating Segments

Segment revenue and profit information is presented in Note 20 to the consolidated financial statements.

Current Market Conditions

During 2009, the general economic environment deteriorated precipitously, leaving the U.S economy and many economies around the world in a state of severe economic recession. In addition, the global capital markets continued to be impaired relative to pre-recession levels. The recession and capital markets turmoil have severely impacted the commercial real estate sector, resulting in: (i) decreased, and expected further decreases, in property level cash flows and (ii) a general lack of capital, both debt and equity, necessary for markets to function in an orderly manner. These factors have combined to create significant decreases in property values and have and will continue to impact the performance of our existing portfolio of assets.

Restructuring of Our Debt Obligations

On March 16, 2009, we consummated a restructuring of substantially all of our recourse debt obligations with certain of our secured and unsecured creditors pursuant to the amended terms of our secured credit facilities, our senior credit agreement, and certain of our trust preferred securities. While we believe that the restructuring of our debt obligations was a positive development for us in our efforts to stabilize our business, there can be no assurance that ultimately our restructuring will enable the successful collection of our balance sheet assets. For a further discussion, see the risk factors contained in Item 1A to this Form 10-K.

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

Specifically, on March 16, 2009, we entered into separate amendments to the respective master repurchase agreements with JPMorgan, Morgan Stanley and Citigroup. Pursuant to the terms of each such agreement, we repaid the balance outstanding with each participating secured lender by an amount equal to three percent (3%) of the then outstanding principal amount due under its existing secured, recourse credit facility, $17.7 million in the aggregate, and further amended the terms of each such facility, without any change to the collateral pool securing the debt owed to each participating secured lender, to provide the following:

•
Maturity dates were modified to one year from the March 16, 2009 effective date of each respective agreement, which maturity dates may be extended further for two one-year periods. The first one-year extension option is exercisable by us so long as the outstanding balance as of the first extension date is less than or equal to a certain amount, reflecting a reduction of twenty percent (20%), including the upfront payment described above, of the outstanding amount from the date of the amendments, and no other defaults or events of default have occurred and are continuing, or would be caused by such extension. As described in Note 22 to our consolidated financial statements, we qualified for this extension subsequent to year-end. The second one-year extension option is exercisable by each participating secured lender in its sole discretion.

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

•
We eliminated the cash margin call provisions and amended the mark-to-market provisions that were in effect under the original terms of the secured credit facilities. Under the revised secured credit facilities, going forward, collateral value is expected to be determined by our lenders based upon changes in the performance of the underlying real estate collateral as opposed to changes in market spreads under the original terms. Beginning September 2009, or earlier in the case of defaults on loans that collateralize any of our secured credit facilities, each collateral pool may be valued monthly. If the ratio of a secured lender’s total outstanding secured credit facility balance to total collateral value exceeds 1.15x the ratio calculated as of the effective date of the amended agreements, we may be required to liquidate collateral and reduce the borrowings or post other collateral in an effort to bring the ratio back into compliance with the prescribed ratio, which may or may not be successful.

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

•
limit the total cash compensation to all employees and, specifically with respect to our chief executive officer and chief financial officer, freeze their base salaries at 2008 levels, and require cash bonuses to any of them to be approved by a committee comprised of one representative designated by the secured lenders, the administrative agent under the senior credit facility and a representative from our board of directors;

•	prohibit the payment of cash dividends to our common shareholders except to the minimum extent necessary to maintain our REIT status;

•	require us to maintain a minimum amount of liquidity, as defined, of $7.0 million in year one and $5.0 million thereafter;

•	trigger an event of default if our chief executive officer ceases his employment with us during the term of the agreement and we fail to hire a replacement acceptable to the lenders; and

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

On March 16, 2009, we issued to JPMorgan, Morgan Stanley and Citigroup warrants to purchase 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share, which is equal to the closing bid price on the New York Stock Exchange on March 13, 2009. The warrants will become exercisable on March 16, 2012 and expire on March 16, 2019, and may be exercised through a cashless exercise at the option of the warrant holders.

On March 16, 2009, we also entered into an agreement to terminate the master repurchase agreement with Goldman Sachs, pursuant to which we satisfied the indebtedness due under the Goldman Sachs secured credit facility. Specifically, we: (i) pre-funded certain required advances of approximately $2.4 million under one loan in the collateral pool, (ii) paid Goldman Sachs $2.6 million to effect a full release to us of another loan, and (iii) transferred all of the other assets that served as collateral for Goldman Sachs to Goldman Sachs for a purchase price of $85.7 million as payment in full for the balance remaining under the secured credit facility. Goldman Sachs agreed to release us from any further obligation under the master repurchase agreement.

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

On May 14, 2009, we reached an agreement with the remaining holders of our Trust II Securities to issue new junior subordinated notes on substantially similar terms as the Trust Securities mentioned above in exchange for $21.9 million face amount of the Trust Securities.

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

Developments during Fiscal Year 2009

Our restructured debt obligations contain covenants that require us to cease our balance sheet investment activities. Therefore, since the restructuring, our investment activity has been limited to investments for our investment management vehicles. During the year ended December 31, 2009, we originated $145.1 million (on a gross basis) of new investments in seven separate transactions for our investment management vehicles.

Overall, our balance sheet portfolio of interest earning assets, comprised of loans and securities, declined by $667.6 million during 2009. This decline was primarily due to $444.1 million of provisions, other-than-temporary impairments, and realized losses on sale of investments (this excludes $172.5 million of provisions recorded on loan participations sold under generally accepted accounting principles in the United States, or GAAP). Also, $124.8 million of loans were sold or transferred to our secured lenders in satisfaction of our obligations, and we realized $113.4 million of investment satisfactions and partial repayments. This decline was offset by $9.4 million of loan fundings and $5.4 million of non-cash amortization and other items.

As of December 31, 2009, our $1.8 billion of interest earning assets were comprised of $1.1 billion of loans receivable, including $17.5 million of loans classified as held-for-sale, and $715.2 million of securities. These include 20 impaired loans with an aggregate net book value of $131.0 million ($608.4 million gross carrying value, net of $477.4 million of reserves), and 11 impaired securities with an aggregate net book value of $27.4 million ($145.7 million gross carrying value, against which we have recorded other-than-temporary impairments of $118.3 million). Of our 20 impaired loans, 12 loans with an aggregate net book value of $96.0 million were current on interest payments as of December 31, 2009, and 8 loans with an aggregate net book value of $35.0 million were delinquent on payments due and classified as non-performing.

As a result of the decline in credit quality of our interest earning assets described above and the restructuring of our debt obligations, our liquidity has been significantly impacted during 2009. Specifically:

•
We repaid $17.7 million of our secured repurchase debt obligations on March 16, 2009, in conjunction with the restructuring transaction described above. Pursuant to the terms of the restructured agreements we repaid the repurchase lenders $12.4 million of the net interest margin on the underlying assets, which otherwise would have been available to us. In addition, 100% of the principal repayments from collateral assets, $99.1 million, was used to paydown our repurchase lenders.

•
We made $3.8 million of required principal amortization payments during 2009 to our senior credit facility. In addition, the cash interest rate increased to LIBOR plus 3.00% per annum from LIBOR plus 1.75% per annum.

•
As a result of breaches in interest coverage and overcollateralization tests in our collateralized debt obligations, or CDOs, as well as the impairment of certain of our CDO collateral, interest proceeds from our CDOs I, II, and IV, which otherwise would have been payable to us, have been redirected to hyper-amortize the senior notes sold. As of December 31, 2009, we are only receiving cash payments from one of our CDOs, CDO III.

In addition to our balance sheet activity, our active investment management mandates are described below:

•
CT High Grade Partners II, LLC, or CT High Grade II, is currently investing capital. The fund closed in June 2008 with $667 million of commitments from two institutional investors. Currently, $381 million of committed equity remains undrawn. The fund targets senior debt opportunities in the commercial real estate debt sector and does not employ leverage. The fund’s investment period expires in May 2010. We earn a base management fee of 0.40% per annum on invested capital.

•
CT Opportunity Partners I, LP, or CTOPI, is currently investing capital. The fund held its final closing in July 2008 with $540 million in total equity commitments. Currently, $385 million of committed equity remains undrawn. We have a $25 million commitment to invest in the fund ($7 million currently funded, $18 million unfunded) and entities controlled by the chairman of our board have committed to invest $20 million. The fund targets opportunistic investments in commercial real estate, specifically high yield debt, equity and hybrid instruments, as well as non-performing and sub-performing loans and securities. The fund’s investment period expires in December 2010. We earn base management fees of 1.60% per annum of total equity commitments during the investment period, and of invested capital thereafter. In addition, we earn net incentive management fees of 17.7% of profits after a 9% preferred return and a 100% return of capital.

•
CT High Grade MezzanineSM, or CT High Grade, is no longer investing capital (its investment period expired in July 2008). The fund closed in November 2006, with a single, related party investor committing $250 million, which was subsequently increased to $350 million in July 2007. This separate account targeted lower LTV subordinate debt investments without leverage. We earn management fees of 0.25% per annum on invested assets.

•
CT Large Loan 2006, Inc., or CT Large Loan, is no longer investing capital (its investment period expired in May 2008). The fund closed in May 2006 with total equity commitments of $325 million from eight third-party investors. We earn management fees of 0.75% per annum of invested assets (capped at 1.5% on invested equity).

•
CTX Fund I, L.P., or CTX Fund, is no longer investing capital. CTX is a single investor fund designed to invest in CDOs sponsored, but not issued, by us. We do not earn fees on the CTX Fund, however, we earn CDO management fees from the CDOs in which the CTX Fund invests.

•
CT Mezzanine Partners III, Inc., or Fund III, is no longer investing capital. The fund is a vehicle we co-sponsored with a joint venture partner, and is currently liquidating in the ordinary course. We earn 100% of base management fees of 1.42% of invested capital, and we split incentive management fees with our partner, which receives 37.5% of the fund’s incentive management fees.

Platform

Our platform consists of 28 full time professionals with extensive real estate credit, capital markets and structured finance expertise and our senior management team has, on average, over 20 years of industry experience. Founded in 1997, our business has been built on long-standing relationships with borrowers, brokers and our origination partners. This extensive network produces a pipeline of investment opportunities from which we select only those transactions that we believe exhibit a compelling risk/return profile. Once a transaction that meets our parameters is identified, we apply a disciplined process founded on four elements:

•	intense credit underwriting;

•	creative financial structuring;

•	efficient capitalization; and

•	aggressive asset management.

The first element, and the foundation of our platform, is our credit underwriting. For each prospective investment, an in-house underwriting team is assigned to perform an intense ground-up analysis of all aspects of credit risk. Our underwriting process is embodied in our proprietary credit policies and procedures that detail the due diligence steps from initial client contact through closing. We have developed the capability to apply this methodology to a high volume of investment opportunities, including CMBS transactions with a large number of underlying loans, through the combination of personnel, procedures and technology. On all levels, we incorporate input received from our finance, capital markets, credit and legal teams, as well as from various third parties, including our credit providers.

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

Efficient capitalization is the third integral element of our platform. We utilize multiple debt and equity products to capitalize our balance sheet and investment management businesses. Our goal is to have the lowest cost of capital for our businesses while maintaining appropriate debt and equity levels and structures. As such, we seek to maintain adequate liquidity to defend the balance sheet and investment management vehicles against reasonable capital market and real estate market volatility.

The final element of our platform is aggressive asset management. We pride ourselves on our active style of managing our portfolios. From the closing of an investment through its final repayment, our dedicated asset management team is in constant contact with our borrowers and servicers, monitoring performance of our collateral and enforcing our rights as necessary. We are rated/approved as a special servicer by all three rating agencies, allowing us to directly manage workouts on loans that have been securitized.

Business Model

As depicted below, our business model is designed to produce a unique mix of net interest income from our balance sheet investments and fee income from our investment management and special servicing operations.
We have historically allocated opportunities between our balance sheet and investment management vehicles based upon our assessment of the availability and relative cost of capital, the risk and return profiles of each investment and applicable regulatory requirements. The restructuring of our secured and unsecured debt obligations has consequences for our historical business in that the new covenants we agreed to require us to effectively cease our balance sheet investment activities. Going forward, until these covenants are eliminated through the repayment or refinancing of the restructured debt obligations, we will continue to carry out investment activities for our investment management vehicles, consistent with our previous strategies and the investment mandates for each respective vehicle.

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

•
CMBS—These are securities collateralized by pools of individual first mortgage loans. Cash flows from the underlying mortgages are aggregated and allocated to the different classes of securities in accordance with their seniority, typically ranging from the AAA rated through the unrated, first loss tranche. Administration and servicing of the pool is performed by a trustee and servicers, who act on behalf of all security holders in accordance with contractual agreements. When practical, we are designated the special servicer for the CMBS trusts in which we have appropriate ownership interests, enabling us to control the resolution of matters which require special servicer approval. We also include select investments in CDOs in this category.

Business Plan

Our near term business strategy is to continue to manage our balance sheet investments and existing investment management vehicles through the current volatile market, recognizing that we cannot resume our balance sheet investment activities until we have eliminated certain covenants under our debt obligations and raised new capital. At the same time, we are working to grow our investment management business and special servicing business.

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

Employees

As of December 31, 2009, we had 28 full-time employees. Our staff is employed under a co-employment agreement with a third party human resources firm, Ambrose Employer Group, LLC. In addition, our chief financial officer is employed under an employment contract. None of our employees are covered by a collective bargaining agreement and management considers the relationship with our employees to be good. In addition to our staff in New York, we contract for the services of 15 additional dedicated professionals employed by a commercial real estate underwriting services firm in Chennai, India.

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

FORWARD LOOKING INFORMATION

Our Annual Report on Form l0-K for the year ended December 31, 2009, our 2009 Annual Report to Shareholders, any of our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K of the Company, or any other oral or written statements made in press releases or otherwise by or on behalf of Capital Trust, Inc., may contain forward looking statements within the meaning of the Section 21E of the Securities and Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward looking statements predict or describe our future operations, business plans, business and investment strategies and portfolio management and the performance of our investments and our investment management business. These forward looking statements are identified by their use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. We assume no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

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

Risks Related to Our Investment Activities

We have recently experienced significant loses and given the condition of our balance sheet portfolio we may experience future losses.

We experienced net losses of $576.4 million and $57.5 million in 2009 and 2008, respectively, and currently have negative shareholders equity of $169.2 million. Our losses have resulted principally from reserves and impairments recorded on our investments and there can be no assurance that our investments will not further deteriorate and lead us to record further reserves and impairments, which may be significant and lead to future material net losses.

Our current business is subject to a high degree of risk. Our assets and liabilities are subject to increasing risk due to the impact of market turmoil in commercial real estate. Our efforts to stabilize our business with the restructuring of our debt obligations may not be successful as our balance sheet portfolio is subject to the risk of further deterioration and ongoing turmoil in the financial markets.

Our portfolio is comprised of debt and related interests, directly or indirectly secured by commercial real estate. A significant portion of these investments are in subordinate positions, increasing the risk profile of our investments as underlying property performance deteriorates. Furthermore, we have leveraged our portfolio at the corporate level, effectively further increasing our exposure to loss on our investments. The recent financial market turmoil and economic recession has resulted in a material deterioration in the value of commercial real estate and dramatically reduced the amount of capital to finance the commercial real estate industry (both at the property and corporate level). Given the composition of our portfolio, the leverage in our capital structure and the continuing negative impact of the commercial real estate market turmoil, the risks associated with our business have dramatically increased. Even with the March 2009 restructuring of our debt obligations, we may not be able to satisfy our obligations to our lenders. There can be no assurance that further restructuring will not be required and that any such restructuring will be successful. The impact of the economic recession on the commercial real estate sector in general, and our portfolio in particular, cannot be predicted and we expect to experience significant defaults by borrowers and other impairments to our investments. These events may trigger defaults under our restructured debt obligations that may result in the exercise of remedies that cause severe (and potentially complete) losses in the book value of our investments. Therefore, an investment in our class A common stock is subject to a high degree of risk.

Given current conditions, our restructured debt obligations are an unstable source of financing and expose us to further erosions of shareholders equity.

Our secured obligations mature in March 2011. There can be no assurance that we will be able to further extend our liabilities, in which case we may lose substantially all of our assets. Furthermore, any extension of these liabilities would likely require further repayment and changes in economic terms that may have a material adverse impact on us.

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

Our liquidity will be impacted by our restructured debt obligations and any plans to further restructure our debt obligations or recapitalize our business to improve liquidity may involve a high cost of capital and significant dilution to our shareholders.

Our restructured debt obligations further reduce our current liquidity as a result of ongoing principal payment sweeps and additional interest payments. The reduction in liquidity may impair our ability to meet our obligations and, given the covenants contained in our restructured debt obligations, our ability to improve our liquidity position is constrained. In addition, we must maintain a minimum of $5.0 million in liquidity during the remaining term of our restructuring, a requirement that may limit our ability to make commitments to investment management vehicles and, ultimately, that we may not be able to maintain.

To improve our liquidity, we will need to further restructure our debt obligations and/or recapitalize our business, for which we can provide no assurances. We would expect any such restructuring and/or recapitalization to require us to raise additional capital at a significantly high cost of capital and/or with significant dilution to our shareholders.

Our restructured debt obligations are subject to debt to collateral value ratio maintenance covenants for which we can provide no assurance as to our future compliance.

Under the terms of our debt restructuring, we eliminated the cash margin call provisions and amended the mark-to-market provisions that were in effect under the original terms of the secured credit facilities. The revised secured credit facilities allow our secured lenders to determine collateral value based upon changes in the performance of the underlying real estate collateral as opposed to changes in market spreads under the original terms. Beginning September 2009, or earlier in the case of defaults on loans that collateralize any of our secured credit facilities, each collateral pool may be valued monthly. If the ratio of a secured lender’s total outstanding secured credit facility balance to total collateral value exceeds 1.15x the ratio calculated as of the effective date of the amended agreements, we may be required to liquidate collateral and reduce the borrowings or post other collateral to bring the ratio back into compliance with the prescribed ratio. There can be no assurances that we will pass these tests and, as the commercial real estate markets continue to deteriorate, we expect that passing these tests will become more difficult. If we fail these tests, sales of assets to return to compliance will be extremely difficult in light of the lack of liquidity for the types of assets that serve as collateral and, even if we locate buyers for the collateral, the sales prices may be insufficient to reduce the ratio of outstanding secured credit facility balance to total collateral value. Failure to remedy these tests is an event of default under our secured credit facilities and would trigger a cross default under other of our financial instruments. Any such action would have a material adverse impact on our business and financial condition and would negatively impact our share price.

The U.S. and other financial markets have been in turmoil and the U.S. and other economies in which we operate are in the midst of an economic recession which can be expected to negatively impact our operations.

The U.S. and other financial markets have been experiencing extreme dislocations and a severe contraction in available liquidity globally as important segments of the credit markets are frozen as lenders are unwilling or unable to originate new credit. Global financial markets have been disrupted by, among other things, volatility in security prices, credit rating downgrades, the failure and near failure of a number of large financial institutions and declining valuations, and this disruption has been acute in real estate related markets. This disruption has lead to a decline in business and consumer confidence and increased unemployment and has precipitated an economic recession around the globe. As a consequence, owners and operators of commercial real estate that secure or back our investments have experienced distress and commercial real estate values have declined substantially. We are unable to predict the likely duration or severity of the current disruption in financial markets and adverse economic conditions which could materially and adversely affect our business, financial condition and results of operations, including leading to significant impairment to our assets and our ability to generate income.

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

We believe the risks associated with our business are more severe during periods of economic slowdown or recession like those we are currently experiencing, particularly if these periods are accompanied by declining real estate values. The recent dislocation of the global credit markets and anticipated collateral consequences to commercial activity of businesses unable to finance their operations as required has lead to a weakening of general economic conditions and precipitated declines in real estate values and otherwise exacerbate troubled borrowers’ ability to repay loans in our portfolio or backing our CMBS. We have made loans to hotels, an industry whose performance has been severely impacted by the current recession. Declining real estate values would likely reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of or investment in additional properties, which in turn could lead to fewer opportunities for our investment. Borrowers may also be less able to pay principal and interest on our loans as the real estate economy continues to weaken. Continued weakened economic conditions could negatively affect occupancy levels and rental rates in the markets in which the collateral supporting our investments are located, which, in turn, may have a material adverse impact on our cash flows and operating results of our borrowers. Further, declining real estate values like those occurring in the commercial real estate sector significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our basis in the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to operate our investment management business, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our share price.

We are exposed to the risks involved with making subordinated investments.

Our subordinated investments involve the risks attendant to investments consisting of subordinated loans and similar positions. Subordinate positions incur losses before the senior positions in a capital structure and, as a result, foreclosures on the underlying collateral can reduce or eliminate the proceeds available to satisfy our investment. Also, in certain cases where we experience appraisal reductions, we may lose our controlling class status, or special servicer designator rights. In many cases, management of our investments and our remedies with respect thereto, including the ability to foreclose on or direct decisions with respect to the collateral securing such investments, is subject to the rights of senior lenders and the rights set forth in inter-creditor or servicing agreements. Our interests and those of the senior lenders and other interested parties may not be aligned.

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

We guarantee many of our debt and contingent obligations.

We guarantee the performance of many of our obligations, including, but not limited to, our repurchase agreements, derivative agreements, obligations to co-invest in our investment management vehicles and unsecured indebtedness. The non-performance of such obligations may cause losses to us in excess of the capital we initially may have invested or committed under such obligations and there is no assurance that we will have sufficient capital to cover any such losses.

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

Under our secured and unsecured indebtedness, such as our credit and derivative agreements, we make certain representations, warranties and affirmative and negative covenants that restrict our ability to operate while still utilizing those sources of credit. Currently, our restructured debt obligations prohibit us from acquiring or originating new balance sheet investments except, subject to certain limitations, co-investments in our investment management vehicles or protective investments to defend existing collateral assets on our balance sheet, and from incurring additional indebtedness unless used to pay down such obligations. In addition, such representations, warranties and covenants include, but are not limited to covenants which:

•
limit the total cash compensation to all employees and, specifically with respect to our chief executive officer and chief financial officer, freeze their base salaries at 2008 levels, and require cash bonuses to any of them to be approved by a committee comprised of one representative designated by the secured lenders, the administrative agent under the senior unsecured credit facility and a representative of our board of directors;

•	prohibit the payment of cash dividends to our common shareholders except to the minimum extent necessary to maintain our REIT status;

•	require us to maintain a minimum amount of liquidity, as defined, of $5.0 million;

•	trigger an event of default if our chief executive officer ceases his current employment with us during the term of the agreement and we fail to hire a replacement acceptable to the lenders; and

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

We attempt to structure our leverage to minimize the difference between the term of our investments and the leverage we use to finance such an investment. In light of the financial market turmoil, we can no longer rely on a functioning market to be available to us in order to refinance our existing debt. In March 2009, in the face of the financial market dislocation, we restructured our recourse debt obligations; however, there can be no assurances that our restructuring will enable the successful collection of our balance sheet assets or that our liquidity and financial condition will not require us to pursue a further restructuring of our debt and/or recapitalization of our business. The risks of a duration mismatch are further magnified by the trends we are experiencing in our portfolio which results from extending loans made to our borrowers in order to maximize the likelihood and magnitude of our recovery on our assets. This trend effectively extends the duration of our assets, while the ultimate duration of our liabilities is uncertain.

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

Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we or our investment management vehicles may:

•	acquire investments subject to rights of senior classes and servicers under inter-creditor or servicing agreements;

•	acquire only a minority and/or a non-controlling participation in an underlying investment;

•	co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or

•	rely on independent third party management or strategic partners with respect to the management of an asset.

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

The use of our CDO financings may have a negative impact on our cash flow.

The terms of CDOs generally provide that the principal amount of investments must exceed the principal balance of the related bonds by a certain amount and that interest income exceeds interest expense by a certain ratio. Certain of our CDOs provide that, if defaults, losses, or rating agency downgrades cause a decline in collateral value or cash flow levels, the cash flow otherwise payable to our retained subordinated classes may be redirected to repay classes of CDOs senior to ours until the tests are brought in compliance. In certain instances, we have breached these tests and cash flow has been redirected and there can be no assurances that this will not occur on all of our CDOs. Once breached there is no certainty about when or if the cash flow redirection will remedy the tests’ failure or that cash flow will be restored to our subordinated classes. Other than collateral management fees, we currently receive cash payments from only one of our four CDOs, CDO III, which has caused a material deterioration in our cash flow available for operations, debt service, debt repayments and unfunded loan and fund management commitments.

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

A prolonged period of frozen capital markets, decline in commercial real estate values and an out of favor real estate sector may prevent us from selling our loans and CMBS. Given the terms of our March 2009 restructuring, we may be forced to sell assets in order to meet required debt reduction levels. If the market for real estate loans and CMBS is disrupted or dislocated, this may be difficult or impossible, causing further losses or events of default.

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

Synthetic investments are contracts between parties whereby payments are exchanged based upon the performance of an underlying obligation. In addition to the risks associated with the performance of the obligation, these synthetic interests carry the risk of the counterparty not performing its contractual obligations. Market standards, GAAP accounting methodology, tax and other regulations related to these investments are evolving, and we cannot be certain that their evolution will not adversely impact the value or sustainability of these investments. Furthermore, our ability to invest in synthetic investments, other than through taxable REIT subsidiaries, may be severely limited by the REIT qualification requirements because synthetic investment contracts generally are not qualifying assets and do not produce qualifying income for purposes of the REIT asset and income tests.

Risks Related to Our Investment Management Business and Management of CDOs

Our investment management agreements contain “clawback” provisions which may require repayment of incentive management fees previously received by us.

As part of our investment management business we earn incentive fees based on the performance of certain of our investment management vehicles. The investment management agreements which govern our relationship with these vehicles contain “clawback” provisions which may require the repayment of incentive fees previously received by us. If certain predetermined performance thresholds are not met upon the ultimate dissolution of such entities, we could be required to refund up to $5.6 million of incentive fees previously received.

Our March 2009 balance sheet restructuring and financial condition may adversely impact our investment management business.

In large part, our ability to raise capital and garner other investment management and advisory business is dependent upon our reputation as a balance sheet manager and credit underwriter, as well as the ability to demonstrate that we have the resources to manage and co-invest in our internal funds. Our recent losses and March 2009 restructuring limit our abilities in this regard. In addition, further credit deterioration in our balance sheet portfolio and our overall financial condition could jeopardize our status as an approved special servicer from the three major rating agencies, which would impair our ability to generate future servicing revenues.

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

Our ability to develop and operate our business depends to a substantial extent upon the experience, relationships and expertise of our senior management and key employees. We cannot assure you that these individuals will remain in our employ. Our chief executive officer, Stephen D. Plavin, and our chief credit officer, Thomas C. Ruffing, are currently not employed pursuant to employment agreements and the employment agreement with our chief financial officer, Geoffrey G. Jervis, expires on December 31, 2010. There can be no assurance that Messrs. Plavin and Ruffing, and upon expiration of his agreement, Mr. Jervis, will enter into new employment agreements pursuant to which they agree to long-term employment with us. In addition, the departure of Mr. Plavin from his employment with us constitutes an event of default under our restructured debt obligations unless a suitable replacement acceptable to the lenders is hired by us.

Our ability to compensate our employees is limited by our restructured debt obligations.

Our restructured debt obligations limit the aggregate cash compensation we are able to pay our employees (excluding our chief executive officer and chief financial officer) to 2008 aggregate compensation levels. In the case of our chief executive officer and chief financial officer, cash compensation must be approved by our lenders. This may impact our ability to retain our employees or attract new employees.

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

We rely on an exclusion from registration as an investment company afforded by Section 3(c)(5)(C) of the Investment Company Act of 1940. Under this exclusion, we are required to maintain, on the basis of positions taken by the SEC staff in interpretive and no-action letters, a minimum of 55% of the value of the total assets of our portfolio in “mortgages and other liens on and interests in real estate,” which we refer to as “Qualifying Interests,” and a minimum of 80% in Qualifying Interests and real estate related assets. Because registration as an investment company would significantly affect our ability to engage in certain transactions or to organize ourselves in the manner we are currently organized, we intend to maintain our qualification for this exclusion from registration. In the past, based on SEC staff positions, when required due to the mix of assets in our balance sheet portfolio, we have purchased all of the outstanding interests in pools of whole residential mortgage loans, which we treat as Qualifying Interests. Investments in such pools of whole residential mortgage loans may not represent an optimum use of our investable capital when compared to the available investments we target pursuant to our investment strategy. These investments present additional risks to us, and these risks are compounded by our inexperience with such investments. We continue to analyze our investments and may acquire other pools of whole loan residential mortgage backed securities when and if required for compliance purposes.

We treat certain of our investments in CMBS, B Notes and mezzanine loans as Qualifying Interests for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C) to the extent such treatment is consistent with guidance provided by the SEC or its staff. In the absence of such guidance that otherwise supports the treatment of these investments as Qualifying Interests, we will treat them, for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C), as real estate related assets or miscellaneous assets, as appropriate.

We understand the SEC staff is currently reconsidering its interpretive policy under Section 3(c)(5)(C) and whether to advance rulemaking to define the basis for the exclusion. We cannot predict the outcome of this reconsideration or potential rulemaking initiative and its impact on our ability to rely on the exclusion.

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

Changes in accounting pronouncements may materially change the presentation and content of our financial statements.

Our balance sheet and statement of operations may be less meaningful if we are required to consolidate certain entities as a result of our adoption of Financial Accounting Standard Board Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” or Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)”, both of which are effective for the first annual reporting period that begins after November 15, 2009. The adoption of these accounting pronouncements is expected to substantially increase the financial assets and liabilities included on our balance sheet. The adoption of these accounting pronouncements is likely to result in increased operating costs as we develop controls and review the information necessary to account for the assets in accordance with GAAP.

We may not have sufficient cash flow to satisfy our tax liability arising from the use of CDO financing.

Due to the redirection provisions of our CDOs, which reallocate principal and interest otherwise distributable to us to repay senior note holders, assets financed through our CDOs may generate current taxable income without a corresponding cash distribution to us. In order to raise the cash necessary to meet our tax and/or distribution requirements, we may be required to borrow funds, sell a portion of our assets at disadvantageous prices or find other alternatives. In any case, there can be no assurances that we will be able to generate sufficient cash from these endeavors to meet our tax and/or distribution requirements.

In the event we experience an “ownership change” for purposes of Section 382 of the Internal Revenue Code, our ability to utilize our net operating losses and net capital losses against future taxable income will be limited, increasing our dividend distribution requirement for which we may not have sufficient cash flow.

We have substantial net operating and net capital loss carry forwards which we use to offset our tax and/or distribution requirements. In the event that we experience an “ownership change” for purposes of Section 382 of the Internal Revenue Code, our ability to use these losses will be effectively eliminated. An “ownership change” is determined based upon the changes in ownership that occur in our common stock for a trailing three year period. Such change provisions may be triggered by regular trading activity in our common stock, and are generally beyond our control.

Risks Relating to Our Class A Common Stock

Sales or other dilution of our equity may adversely affect the market price of our class A common stock.

In connection with restructuring our debt obligations, we issued warrants to purchase 3,479,691 shares of our class A common stock, which represents approximately 15.6% of our outstanding common stock and stock units as of February 23, 2010. The market price of our class A common stock could decline as a result of sales of a large number of shares of class A common stock acquired upon exercise of the warrants in the market. If the warrants are exercised, the issuance of additional shares of class A common stock would dilute the ownership interest of our existing shareholders.

Because a limited number of shareholders, including members of our management team, own a substantial number of our shares, they may make decisions or take actions that may be detrimental to your interests.

Our executive officers and directors, along with vehicles for the benefit of their families, collectively own and control 2,250,109 shares of our common stock representing approximately 10.1% of our outstanding common stock and stock units as of February 23, 2010. W. R. Berkley Corporation, or WRBC, which employs one of our directors, owns 3,843,413 shares of our common stock, which represents 17.2% of our outstanding common stock and stock units as of February 23, 2010. By virtue of their voting power, these shareholders have the power to significantly influence our affairs and are able to influence the outcome of matters required to be submitted to shareholders for approval, including the election of our directors, amendments to our charter, mergers, sales of assets and other acquisitions or sales. The influence exerted by these shareholders over our affairs might not be consistent with the interests of some or all of our other shareholders. In addition, the concentration of ownership in our officers or directors or shareholders associated with them may have the effect of delaying or preventing a change in control of our company, including transactions in which you might otherwise receive a premium for your class A common stock, and might negatively affect the market price of our class A common stock.

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

The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that an interested shareholder becomes an interested shareholder. Our board of directors has exempted any business combination involving family partnerships controlled separately by John R. Klopp, our former chief executive officer, and Craig M. Hatkoff, our director, and a limited liability company indirectly controlled by a trust for the benefit of Samuel Zell, our chairman of the board, and his family. As a result, these persons and WRBC may enter into business combinations with us without compliance with the super-majority vote requirements and the other provisions of the statute.

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

As with any public company, a number of factors may impact the trading price of our class A common stock, many of which are beyond our control. These factors include, in addition to other risk factors mentioned in this section:

•	the level of institutional interest in us;

•	the perception of REITs generally and REITs with portfolios similar to ours, in particular, by market professionals;

•	the attractiveness of securities of REITs in comparison to other companies;

•	the market’s perception of our ability to successfully manage our portfolio and our March 2009 restructuring; and;

•	the general economic environment and the commercial real estate property and capital markets.

Our restructured debt obligations restrict us from paying cash dividends, which may reduce the attractiveness of an investment in our class A common stock.

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

Our principal executive and administrative offices are located in approximately 12,000 square feet of office space leased at 410 Park Avenue, New York, New York 10022. Our telephone number is (212) 655-0220 and our website address is http://www.capitaltrust.com. Our lease for office space expires in October 2018.

Item 3.	Legal Proceedings

We are not party to any material litigation or legal proceedings, or, to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of 2009.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our class A common stock is listed for trading on the New York Stock Exchange, or NYSE, under the symbol “CT.” The table below sets forth, for the calendar quarters indicated, the reported high and low sale prices for our class A common stock as reported on the NYSE composite transaction tape and the per share cash dividends declared on our class A common stock.

	High	Low	Dividend
2009
Fourth quarter	$3.00	$1.10	$0.00
Third quarter	3.47	1.15	0.00
Second quarter	2.88	1.09	0.00
First quarter	4.25	0.87	0.00

2008
Fourth quarter	$13.17	$3.42	$0.00
Third quarter	19.76	9.78	0.60
Second quarter	29.98	18.71	0.80
First quarter	30.38	24.30	0.80

2007
Fourth quarter	$38.17	$26.91	$2.70	(1)
Third quarter	37.37	30.65	0.80
Second quarter	47.39	34.14	0.80
First quarter	55.27	43.70	0.80

(1) Comprised of a regular quarterly dividend of $0.80 per share and a special dividend of $1.90 per share.

The last reported sale price of the class A common stock on February 23, 2010 as reported on the NYSE composite transaction tape was $1.74. As of February 23, 2010, there were 573 holders of record of the class A common stock. By including persons holding shares in broker accounts under street names, however, we estimate our shareholder base to be approximately 8,718.

We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles) to our shareholders so as to comply with the REIT provisions of the Internal Revenue Code. If necessary for REIT qualification purposes, we may need to distribute any taxable income remaining after giving effect to the distribution of the final regular quarterly dividend each year, together with the first regular quarterly dividend payment of the following taxable year or, at our discretion, in a separate dividend distributed prior thereto. We refer to these dividends as special dividends. As required by covenants in our restructured debt obligations, our cash dividend distributions are restricted to the minimum amount necessary to maintain our status as a REIT. Moreover, such covenants, taking into consideration the recent IRS rulings which allow REITs to distribute up to 90% of their dividends in the form of stock for tax years ending on or before December 31, 2011, require us to make any distribution in stock to the extent permitted.

In addition to the foregoing restrictions, our dividend policy remains subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon our taxable income, our financial condition, our maintenance of REIT status and other factors that our board of directors deems relevant. In accordance with Internal Revenue Service guidance, we are required to report the amount of excess inclusion income earned by the Company. In 2009, we calculated excess inclusion income to be de minimis.

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of shares of our common stock made by or on our behalf during the three months ended December 31, 2009.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2009	—	$—	—	—
November 1-30, 2009	—	—	—	—
December 1-31, 2009	41,582	1.24	—	—
Total	41,582	$1.24	—	—

(1)
All purchases were made pursuant to elections by incentive plan participants to satisfy tax withholding obligations through the surrender of shares equal in value to the amount of the withholding obligation incurred upon the vesting of restricted stock.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2009, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	162,226	$15.75	492,763
Equity compensation plans not approved by security holders (2)	—	—	—
Total	162,226	$15.75	492,763

(1)
The number of securities remaining for future issuance consists of 492,763 shares issuable under our 2007 long-term incentive plan which was approved by our shareholders. Awards under the plan may include restricted stock, unrestricted stock, stock options, stock units, stock appreciation rights, performance shares, performance units, deferred share units or other equity-based awards, as the board of directors may determine.

(2)	All of our equity compensation plans have been approved by security holders.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data, which was derived from our historical consolidated financial statements included in our Annual Reports on Form 10-K, for the years ended 2005 through 2009.

You should read the following information together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

	Years ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except for per share data)
STATEMENT OF OPERATIONS DATA:
REVENUES:
Interest and related income	$121,818	$196,215	$254,505	$176,758	$86,753
Management fees and other revenues	13,575	13,308	10,330	4,407	13,124
Total revenues	135,393	209,523	264,835	181,165	99,877
OPERATING EXPENSES:
Interest expense	79,794	129,665	162,377	104,607	37,229
General and administrative expenses	22,102	24,957	29,956	23,075	21,939
Depreciation and amortization	71	179	1,810	3,049	1,114
Impairments	114,106	2,917	—	—	—
Provision for loan losses	482,352	63,577	—	—	—
Valuation allowance on loans held-for-sale	—	48,259	—	—	—
Total operating expenses	698,425	269,554	194,143	130,731	60,282

(Loss) gain on sale of investments	(10,363)	374	15,077	—	4,951
Gain on extinguishment of debt	—	6,000	—	—	—
(Loss) income from equity investments	(3,736)	(1,988)	(2,109)	898	(222)
(Loss) income before income taxes	(577,131)	(55,645)	83,660	51,332	44,324
Income tax (benefit) provision	(694)	1,893	(706)	(2,735)	213
NET (LOSS) INCOME ALLOCABLE TO COMMON STOCK:	$(576,437)	$(57,538)	$84,366	$54,067	$44,111
PER SHARE INFORMATION:
Net (loss) income per share of common stock:
Basic	$(25.76)	$(2.73)	$4.80	$3.43	$2.91
Diluted	$(25.76)	$(2.73)	$4.77	$3.40	$2.88
Dividends declared per share of common stock	$—	$2.20	$5.10	$3.45	$2.45
Weighted average shares of common stock outstanding:
Basic	22,379	21,099	17,570	15,755	15,181
Diluted	22,379	21,099	17,690	15,923	15,336

	Years ended December 31,
	2009	2008	2007	2006	2005
BALANCE SHEET DATA:
Total assets	$1,936,635	$2,837,529	$3,211,482	$2,648,564	$1,557,642
Total liabilities	2,105,802	2,436,085	2,803,245	2,222,292	1,218,792
Shareholders’ (deficit) equity	(169,167)	401,444	408,237	426,272	338,850

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Current Market Conditions

During 2009, the state of the commercial real estate markets continued to deteriorate. Occupancy and rental rates declined in virtually all product types and geographic markets, and borrowers with near-term refinancing needs encountered increased difficulty finding replacement financing. As a result, commercial mortgage delinquencies and defaults are rising rapidly, as sponsors are unable (or unwilling) to support projects in the face of value decline. In 2009, our portfolio experienced significant credit deterioration, evidenced by $482.4 million of new provisions for loan losses and $111.9 million of impairments on our securities portfolio and real estate owned. We expect this trend to continue for the foreseeable future and expect significant challenges ahead for our business. These challenges are discussed in the risk factors contained in Item 1A to this Form 10-K.

Restructuring of Our Debt Obligations

On March 16, 2009, we consummated a restructuring of substantially all of our recourse debt obligations with certain of our secured and unsecured creditors pursuant to the amended terms of our secured credit facilities, our senior credit agreement, and certain of our trust preferred securities. While we believe that the restructuring of our debt obligations is a positive development for us in our efforts to stabilize our business, there can be no assurance that ultimately our restructuring will enable the successful collection of our balance sheet assets. For a further discussion of our restructuring, see the risk factors contained in Item 1A to this Form 10-K.

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

Specifically, on March 16, 2009, we entered into separate amendments to the respective master repurchase agreements with JPMorgan, Morgan Stanley and Citigroup. Pursuant to the terms of each such agreement, we repaid the balance outstanding with each participating secured lender by an amount equal to three percent (3%) of the then outstanding principal amount due under its existing secured, recourse credit facility, $17.7 million in the aggregate, and further amended the terms of each such facility, without any change to the collateral pool securing the debt owed to each participating secured lender, to provide the following:

•
Maturity dates were modified to one year from the March 16, 2009 effective date of each respective agreement, which maturity dates may be extended further for two one-year periods. The first one-year extension option is exercisable by us so long as the outstanding balance as of the first extension date is less than or equal to a certain amount, reflecting a reduction of twenty percent (20%), including the upfront payment described above, of the outstanding amount from the date of the amendments, and no other defaults or events of default have occurred and are continuing, or would be caused by such extension. As described in Note 22 to our consolidated financial statements, we qualified for this extension subsequent to year-end. The second one-year extension option is exercisable by each participating secured lender in its sole discretion.

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

•
We eliminated the cash margin call provisions and amended the mark-to-market provisions that were in effect under the original terms of the secured credit facilities. Under the revised secured credit facilities, going forward, collateral value is expected to be determined by our lenders based upon changes in the performance of the underlying real estate collateral as opposed to changes in market spreads under the original terms. Beginning September 2009, or earlier in the case of defaults on loans that collateralize any of our secured credit facilities, each collateral pool may be valued monthly. If the ratio of a secured lender’s total outstanding secured credit facility balance to total collateral value exceeds 1.15x the ratio calculated as of the effective date of the amended agreements, we may be required to liquidate collateral and reduce the borrowings or post other collateral in an effort to bring the ratio back into compliance with the prescribed ratio, which may or may not be successful.

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

•
limit the total cash compensation to all employees and, specifically with respect to our chief executive officer and chief financial officer, freeze their base salaries at 2008 levels, and require cash bonuses to any of them to be approved by a committee comprised of one representative designated by the secured lenders, the administrative agent under the senior credit facility and a representative of our board of directors;

•	prohibit the payment of cash dividends to our common shareholders except to the minimum extent necessary to maintain our REIT status;

•	require us to maintain a minimum amount of liquidity, as defined, of $7.0 million in year one and $5.0 million thereafter;

•	trigger an event of default if our chief executive officer ceases his employment with us during the term of the agreement and we fail to hire a replacement acceptable to the lenders; and

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

On March 16, 2009, we issued to JPMorgan, Morgan Stanley and Citigroup warrants to purchase 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share, which is equal to the closing bid price on the New York Stock Exchange on March 13, 2009. The warrants will become exercisable on March 16, 2012 and expire on March 16, 2019, and may be exercised through a cashless exercise at the option of the warrant holders.

On March 16, 2009, we also entered into an agreement to terminate the master repurchase agreement with Goldman Sachs, pursuant to which we satisfied the indebtedness due under the Goldman Sachs secured credit facility. Specifically, we: (i) pre-funded certain required advances of approximately $2.4 million under one loan in the collateral pool, (ii) paid Goldman Sachs $2.6 million to effect a full release to us of another loan, and (iii) transferred all of the other assets that served as collateral for Goldman Sachs to Goldman Sachs for a purchase price of $85.7 million as payment in full for the balance remaining under the secured credit facility. Goldman Sachs agreed to release us from any further obligation under the master repurchase agreement.

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

On May 14, 2009, we reached an agreement with the remaining holders of our Trust II Securities to issue new junior subordinated notes on substantially similar terms as the Trust Securities mentioned above in exchange for $21.9 million face amount of the Trust Securities.

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

Originations

We have historically allocated investment opportunities between our balance sheet and investment management vehicles based upon our assessment of risk and return profiles, the availability and cost of capital, and applicable regulatory restrictions associated with each opportunity. The restructuring of our recourse secured and unsecured debt obligations included covenants that require us to cease our balance sheet investment activities. Going forward, until these covenants are eliminated, we will not make new balance sheet investments, but will continue to carry out investment activities for our investment management vehicles, consistent with our previous strategies and investment mandates for each respective vehicle.

Notwithstanding the current capabilities of our investment management platform, we have maintained a defensive posture with respect to investment originations in light of the continued market volatility. The table below summarizes our total originations and the allocation of opportunities between our balance sheet and the investment management business for the years ended December 31, 2009 and 2008.

Originations(1)
(in millions)	Year ended December 31, 2009	Year ended December 31, 2008
Balance sheet	$―	$48
Investment management	138	426
Total originations	$138	$474

(1)	Includes total commitments, both funded and unfunded, net of any related purchase discounts.

Our balance sheet investments include various types of commercial mortgage backed securities and collateralized debt obligations, or Securities, and commercial real estate loans and related instruments, or Loans, which we collectively refer to as Interest Earning Assets. The table below shows our Interest Earning Assets as of December 31, 2009 and 2008.

Interest Earning Assets
(in millions)	December 31, 2009		December 31, 2008
	Book Value	Yield(1)	Book Value	Yield(1)
Securities held-to-maturity	$715	6.61%	$852	6.87%
Loans receivable, net (2)	1,042	3.68	1,499	4.17
Loans held-for-sale, net	18	—	92	2.62
Total / Weighted Average	$1,775	4.82%	$2,443	5.05%

(1)	Yield on floating rate assets assumes LIBOR of 0.23% and 0.44% at December 31, 2009 and December 31, 2008, respectively.
(2)
Excludes loan participations sold with a net book value of $116.7 million and $292.7 million as of December 31, 2009 and 2008, respectively. These participations are net of $172.5 million of provisions for loan losses as of December 31, 2009.

In some cases our Loan originations are not fully funded at closing, creating an obligation for us to make future fundings, which we refer to as Unfunded Loan Commitments. Typically, Unfunded Loan Commitments are part of construction and transitional Loans. As of December 31, 2009, our four Unfunded Loan Commitments totaled $4.9 million, which will generally only be funded when and/or if the borrower meets certain performance hurdles with respect to the underlying collateral.

According to the terms of our restructured debt obligations, our lenders are no longer required to advance a portion of these commitments and our ability to fund these Unfunded Loan Commitments will be contingent upon our having sufficient liquidity available to us after required payments to our creditors.

In addition to our investments in Interest Earning Assets, we have two equity investments in unconsolidated subsidiaries as of December 31, 2009. These represent our equity co-investments in private equity funds that we manage, CT Mezzanine Partners III, Inc., or Fund III, and CT Opportunity Partners I, LP, or CTOPI.

The table below details the carrying value of those investments, as of December 31, 2009 and 2008.

Equity Investments
(in thousands)	December 31, 2009	December 31, 2008

Fund III	$158	$597
CTOPI	2,175	1,782
Capitalized costs/other	18	4
Total	$2,351	$2,383

Asset Management

We actively manage our balance sheet portfolio and the assets held by our investment management vehicles with our in-house team of asset managers. While our investments are primarily in the form of debt, we are aggressive in exercising the rights afforded to us as a lender. These rights may include collateral level budget approvals, lease approvals, loan covenant enforcement, escrow/reserve management/collection, collateral release approvals and other rights that we may negotiate. In light of the recent deterioration in property level performance, property valuation, and the real estate capital markets, an increasing number of our loans are either non-performing and/or on our watch list, requiring intensive efforts on the part of our asset management team to maximize our recovery on those investments.

As of December 31, 2009, we had 20 Loans with an aggregate net book value of $131.0 million ($608.4 million gross carrying value, net of $477.4 million of reserves) against which we had recorded a provision for loan losses. During the year ended December 31, 2009, we recorded $487.7 million of provisions for loan losses, which was offset by a recapture of $5.3 million of previous provisions for a net provision of $482.4 million. This includes $172.5 million of provisions recorded on loan participations sold which did not qualify for sale accounting under GAAP and remain on our consolidated balance sheet as both assets and equivalent liabilities. Although provisions were recorded against these assets in 2009, the liabilities will not be eliminated until the loans are contractually extinguished.

The table below details the overall credit profile of our Interest Earning Assets, which includes: (i) Loans where we have foreclosed upon the underlying collateral and own an equity interest in real estate, (ii) Loans against which we have recorded a provision for loan losses, or reserves, (iii) Securities against which we have recorded an other than temporary impairment, and (iv) Loans and Securities that are categorized as Watch List, which are currently performing but pose a higher risk of non-performance and/or loss, that we actively monitor and manage to mitigate these risks.

Portfolio Performance(1)
(in millions, except for number of investments)	December 31, 2009	December 31, 2008

Interest earning assets ($ / #)	$1,775 / 135	$2,443 / 154

Real estate owned, net (2) ($ / #)	$― / ―	$10 / 1
Percentage of interest earning assets	― %	0.4%

Impaired loans (3)
Performing loans ($ / #)	$96 / 12	$12 / 2
Non-performing loans ($ / #)	$35 / 8	$12 / 3
Total ($ / #)	$131 / 20	$24 / 5
Percentage of interest earning assets	7.4%	1.0%

Impaired Securities ($ / #)	$27 / 11	$6 / 3
Percentage of interest earning assets	1.5%	0.2%

Watch List Assets
Watch List Loans (4) ($ / #)	$312 / 10	$383 / 17
Watch List Securities (5) ($ / #)	$165 / 19	N/A
Total ($ / #)	$477 / 29	$383 / 17
Percentage of interest earning assets	26.9%	15.7%

(1)	Portfolio statistics include Loans classified as held-for-sale, but exclude loan participations sold.
(2)
Includes one Loan which has been transferred to Real Estate Held-for-Sale with a gross asset balance of $11.3 million, against which we had recorded a $2.0 million impairment as of December 31, 2008. This asset was sold in July 2009 for $7.1 million.

(3)	Amounts represent net book value after provisions for loan losses.
(4)	Includes one additional Loan with a book value of $6.6 million that has been retroactively classified as a Watch List Loan as of December 31, 2008 based upon revised criteria. Watch List Loans exclude Loans against which we have recorded a provision for loan losses, and Real Estate Owned.
(5)	We did not begin using this performance measure until the second quarter of 2009. Accordingly, equivalent amounts are not presented as of December 31, 2008. Watch List Securities exclude Securities which have been other-than-temporarily impaired.

During the year ended December 31, 2009, five Loans with an aggregate outstanding balance of $72.2 million were fully repaid. In addition, nine Loans with an aggregate outstanding balance of $221.9 million as of December 31, 2009, which did not qualify for extension pursuant to the corresponding loan agreements, were extended during the year ended December 31, 2009.

Also in 2009, we negotiated two discounted partial repayments with one of our borrowers, which resulted in a repayment of $6.0 million to us, and the forgiveness of an additional $2.5 million of the borrower’s indebtedness. Following this discounted repayment, we were relieved of a $3.8 million Unfunded Loan Commitment under this loan. As a result of this transaction, we recorded a $2.5 million loss under the provision for loan losses on our consolidated statement of operations.

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

As of December 31, 2009, we have recorded an aggregate $118.3 million other-than-temporary impairment against eleven of our Securities, which had an aggregate net book value at December 31, 2009 of $27.4 million. Of this total other-than-temporary impairment, $104.3 million was related to expected credit losses, as discussed in Notes 2 and 3 to our consolidated financial statements, and has been recorded through earnings, and $14.0 million was related to fair value adjustments in excess of expected credit losses, or the Valuation Adjustment, and has been recorded as a component of other comprehensive income/(loss) with no impact on earnings.

At year-end, there were significant differences between the estimated fair value and the book value of some of the Securities in our portfolio. We believe these differences to be related to the disruption in the capital markets and the general negative bias against structured financial products and not reflective of a change in cash flow expectations from these securities. Accordingly, we have not recorded any additional other-than-temporary impairments against such Securities.

The ratings performance of our Securities portfolio over the years ended December 31, 2009 and 2008 is detailed below:

Rating Activity(1)
	Year ended December 31, 2009	Year ended December 31, 2008
Securities Upgraded	1	6
Securities Downgraded	21	13

(1)	Represents activity from any of Fitch Ratings, Standard & Poor’s and/or Moody’s Investors Service.

We continue to foresee trends in asset performance in 2010 that are likely to lead to further defaults and downgrades: borrowers faced with maturities will have a more difficult time refinancing their properties in light of the volatility and lack of liquidity in the financial markets, and real estate fundamentals continue to weaken as the impacts of a weak U.S. economy continue to filter into the commercial real estate sector impacting cash flows. These trends may result in negotiated extensions or modifications of the terms of our investments or the exercise of foreclosure and other remedies; in any event, it is likely that we will continue to experience difficulty with respect to our investments and will likely incur material losses in our portfolio.

Capitalization

We capitalize our business with a combination of debt and equity. Our debt sources, which we collectively refer to as Interest Bearing Liabilities, currently include repurchase agreements, CDOs, a senior credit facility and junior subordinated notes. Our equity capital is currently comprised entirely of common stock.

During the first and second quarters of 2009, a substantial amount of our Interest Bearing Liabilities, including repurchase agreements and secured debt, our senior credit facility and junior subordinated notes, were restructured, exchanged, terminated, or otherwise satisfied pursuant to the transactions noted above and described in Note 9 to our consolidated financial statements. In addition, we are subject to certain covenants under our restructured debt obligations which, among other things, restrict our ability to incur additional indebtedness for the foreseeable future. While we believe that the March 2009 restructuring improved the stability of our capital structure, there can be no assurance that a further restructuring will not be required or that any such further restructuring will be successful.

The table below shows our capitalization mix as of December 31, 2009 and 2008:

Interest Bearing Liabilities(1)
(in millions)	December 31, 2009	December 31, 2008

Recourse debt obligations
Secured credit facilities
Repurchase obligations and secured debt(2)	$451	$699
Senior credit facility(2)	99	100
Subtotal	550	799

Unsecured credit facilities
Junior subordinated notes(2)(3)	144	129
Total recourse debt obligations	694	928

Non-recourse debt obligations
Collateralized debt obligations(2)	1,097	1,155
Total interest bearing liabilities	$1,791	$2,083

Weighted average effective cost of debt (4)	2.38%	2.47%
Shareholders' (deficit) equity	($169)	$401
Ratio of interest bearing liabilities to shareholders' equity	N/A	5.2 : 1

(1)	Excludes participations sold.
(2)	Amounts represent principal balances as of December 31, 2009 and December 31, 2008.
(3)	During the first and second quarters of 2009, we exchanged our legacy junior subordinated notes with a face value of $128.9 million for new junior subordinated notes with a face value of $143.8 million. In connection with these transactions, we also eliminated $3.9 million of our ownership interests in the legacy statutory trusts. See Note 9 to the consolidated financial statements for additional details.
(4)	Floating rate debt obligations assume LIBOR of 0.23% and 0.44% at December 31, 2009 and December 31, 2008, respectively. Including the impact of interest rate hedges with an aggregate notional balance of $417.1 million as of December 31, 2009 and $465.9 million as of December 31, 2008, the effective all-in cost of our debt obligations would be 3.47% and 3.48% per annum, respectively.

A summary of selected structural features of our Interest Bearing Liabilities as of December 31, 2009 and 2008 is detailed in the table below:

Interest Bearing Liabilities
	December 31, 2009	December 31, 2008
Weighted average life (years)	4.2	4.2
% Recourse	38.7%	44.5%
% Subject to valuation tests	25.2%	33.5%

The table below summarizes our repurchase obligations and secured debt as of December 31, 2009 and 2008:

Repurchase Obligations and Secured Debt
($ in millions)	December 31, 2009	December 31, 2008

Counterparties	3	6
Outstanding repurchase obligations and secured debt	$451	$699
All-in cost	L+ 1.66%	L+ 1.66%

Our collateralized debt obligations, or CDOs, as of December 31, 2009 and 2008 are described below:

Collateralized Debt Obligations
($ in millions)		December 31, 2009		December 31, 2008
	Issuance Date	Book Value	All-in Cost(1)	Book Value	All-in Cost(1)

CDO I(2)	7/20/04	$233	0.88%	$252	1.52%
CDO II(2)	3/15/05	284	0.99	299	1.18
CDO III	8/4/05	254	5.15	257	5.27
CDO IV(2)	3/15/06	327	0.97	348	1.15
Total		$1,098	1.92%	$1,156	2.15%

(1)	Includes amortization of premiums and issuance costs.
(2)	Floating rate CDOs assume LIBOR of 0.23% and 0.44% at December 31, 2009 and 2008, respectively.

The most subordinated components of our debt capital structure are our junior subordinated notes. These securities represent long-term, subordinated, unsecured financing and generally carry limited covenants. As of December 31, 2009, we had $143.8 million of junior subordinated notes outstanding with a book value of $128.1 million and a current coupon of 1.00% per annum. The interest rate on these notes will increase to 7.23% per annum for the period from April 30, 2012 through April 29, 2016 and then convert to a floating interest rate of three-month LIBOR plus 2.44% per annum through maturity on April 30, 2036.

We did not issue any new shares of class A common stock during the year. Changes in the number of shares resulted from restricted stock grants, forfeitures and vesting, as well as stock unit grants.

The following table calculates our book value per share as of December 31, 2009 and 2008:

Shareholders' Equity
	December 31, 2009	December 31, 2008

Book value (in millions)	($169)	$401
Shares:
Class A common stock	21,796,259	21,740,152
Restricted stock	79,023	331,197
Stock units	464,046	215,451
Warrants & Options(1)	—	—
Total	22,339,328	22,286,800
Book value per share	($7.57)	$18.01

(1)	Dilutive shares issuable upon the exercise of outstanding warrants and options assuming a December 31, 2009 and 2008 stock price, respectively, and the treasury stock method.

As of December 31, 2009, we had 21,875,282 of our class A common stock and restricted stock outstanding.

Other Balance Sheet Items

Participations sold represent interests in certain loans that we originated and subsequently sold to one of our investment management vehicles, CT Large Loan 2006, Inc., and third parties. We present these sold interests as both assets and liabilities on the basis that these arrangements do not qualify as sales under GAAP. As of December 31, 2009, we had five such participations sold with a total gross carrying value of $289.1 million. The income earned on the loans is recorded as interest income and an identical amount is recorded as interest expense on the consolidated statements of operations. Generally, participations sold are recorded as assets and liabilities in equal amounts on our consolidated balance sheet. During 2009, we recorded $172.5 million of provisions for loan loses against certain of our participations sold assets, resulting in a net book value of $116.6 million. The associated liabilities have not been adjusted as of December 31, 2009, and will not be eliminated until the loans are contractually extinguished.

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

The table below details our interest rate exposure as of December 31, 2009 and 2008:

Interest Rate Exposure
(in millions except for weighted average life)	December 31, 2009	December 31, 2008
Value exposure to interest rates(1)
Fixed rate assets	$833	$880
Fixed rate debt	(410)	(395)
Interest rate swaps	(417)	(466)
Net fixed rate exposure	$6	$19
Weighted average life (fixed rate assets)	4.0 yrs	4.9 yrs
Weighted average coupon (fixed rate assets)	6.91%	6.90%

Cash flow exposure to interest rates(1)
Floating rate assets	$1,678	$1,949
Floating rate debt less cash	(1,642)	(1,931)
Interest rate swaps	417	466
Net floating rate exposure	$453	$484
Weighted average life (floating rate assets)	1.9 yrs	2.9 yrs
Weighted average coupon (floating rate assets) (2)	3.29%	3.52%

Net income impact from 100 bps change in LIBOR	$4.5	$4.8

(1)	All values are in terms of face or notional amounts, and include loans classified as held-for-sale.
(2)	Weighted average coupon assumes LIBOR of 0.23% and 0.44% at December 31, 2009 and 2008, respectively.

Investment Management Overview

In addition to our balance sheet investment activities, we act as an investment manager for third parties. We have developed our investment management business to leverage our platform, generate fee revenue from investing third party capital and, in certain instances, earn co-investment income. Our active investment management mandates are described below:

•
CT High Grade Partners II, LLC, or CT High Grade II, is currently investing capital. The fund closed in June 2008 with $667 million of commitments from two institutional investors. Currently, $381 million of committed equity remains undrawn. The fund targets senior debt opportunities in the commercial real estate debt sector and does not employ leverage. The fund’s investment period expires in May 2010. We earn a base management fee of 0.40% per annum on invested capital.

•
CT Opportunity Partners I, LP, or CTOPI, is currently investing capital. The fund held its final closing in July 2008 with $540 million in total equity commitments. Currently, $385 million of committed equity remains undrawn. We have a $25 million commitment to invest in the fund ($7 million currently funded, $18 million unfunded) and entities controlled by the chairman of our board have committed to invest $20 million. The fund targets opportunistic investments in commercial real estate, specifically high yield debt, equity and hybrid instruments, as well as non-performing and sub-performing loans and securities. The fund’s investment period expires in December 2010. We earn base management fees of 1.60% per annum of total equity commitments during the investment period, and of invested capital thereafter. In addition, we earn net incentive management fees of 17.7% of profits after a 9% preferred return and a 100% return of capital.

•
CT High Grade MezzanineSM, or CT High Grade, is no longer investing capital (its investment period expired in July 2008). The fund closed in November 2006, with a single, related party investor committing $250 million, which was subsequently increased to $350 million in July 2007. This separate account targeted lower LTV subordinate debt investments without leverage. We earn management fees of 0.25% per annum on invested assets.

•
CT Large Loan 2006, Inc., or CT Large Loan, is no longer investing capital (its investment period expired in May 2008). The fund closed in May 2006 with total equity commitments of $325 million from eight third-party investors. We earn management fees of 0.75% per annum of invested assets (capped at 1.5% on invested equity).

•
CTX Fund I, L.P., or CTX Fund, is no longer investing capital. CTX is a single investor fund designed to invest in CDOs sponsored, but not issued, by us. We do not earn fees on the CTX Fund, however, we earn CDO management fees from the CDOs in which the CTX Fund invests.

•
CT Mezzanine Partners III, Inc., or Fund III, is no longer investing capital. The fund is a vehicle we co-sponsored with a joint venture partner, and is currently liquidating in the ordinary course. We earn 100% of base management fees of 1.42% of invested capital, and we split incentive management fees with our partner, which receives 37.5% of the fund’s incentive management fees.

As of December 31, 2009, we managed five private equity funds and one separate account through our wholly-owned, taxable, investment management subsidiary, CT Investment Management Co., LLC, or CTIMCO.

Investment Management Mandates, as of December 31, 2009
(in millions)							Incentive Management Fee
		Total	Total Capital	Co-		Base	Company	Employee
	Type	Investments(1)	Commitments	Investment %		Management Fee	%	%
Investing:
CT High Grade II	Fund	$285	$667	—		0.40% (Assets)	N/A	N/A
CTOPI	Fund	287	540	4.63%	(2)	1.60% (Equity)	100%(3)	—%(4)

Liquidating:
CT High Grade	Sep. Acc.	344	350	—		0.25% (Assets)	N/A	N/A
CT Large Loan	Fund	275	325	—	(5)	0.75% (Assets)(6)	N/A	N/A
CTX Fund	Fund	8	10	—	(5)	(Assets)(7)	N/A	N/A
Fund III	Fund	36	425	4.71%		1.42% (Equity)	57%(8)	43%(4)

(1)	Represents total investments, on a cash basis, as of period-end.
(2)	We have committed to invest $25.0 million in CTOPI.
(3)	CTIMCO earns net incentive management fees of 17.7% of profits after a 9% preferred return on capital and a 100% return of capital, subject to a catch-up.
(4)	Portions of the Fund III incentive management fees received by us have been allocated to our employees as long-term performance awards. We have not allocated any of the CTOPI incentive management fee to employees as of December 31, 2009.
(5)	We co-invest on a pari passu, asset by asset basis with CT Large Loan and CTX Fund.
(6)	Capped at 1.5% of equity.
(7)
CTIMCO serves as collateral manager of the CDOs in which the CTX Fund invests, and earns base management fees as CDO collateral manager. As of December 31, 2009, we manage one such $500 million CDO and earn base management fees of 0.10% based on the notional amount of assets in the CDO.

(8)	CTIMCO (62.5%) and our co-sponsor (37.5%) earn net incentive management fees of 18.9% of profits after a 10% preferred return on capital and a 100% return of capital, subject to a catch-up.

Taxes

We account for our operations using accounting principles generally accepted in the United States, or GAAP. Below, we reconcile the differences between our GAAP-basis reporting and the equivalent amounts prepared on an income tax basis.

Our operations are conducted in two separate taxable entities, Capital Trust, Inc. (a real estate investment trust, or REIT) and CTIMCO (a wholly owned taxable REIT subsidiary, or TRS, of the REIT). These entities are presented on a consolidated basis under GAAP, however are separate tax payers. The table below shows our consolidated GAAP net loss, as well as the contributions from each of the REIT and the TRS on a GAAP basis:

GAAP Net Loss Detail
(in thousands)	Year Ended December 31, 2009
REIT GAAP net loss	($575,086)
TRS GAAP net loss	(1,351)
Consolidated GAAP net loss	($576,437)

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

In addition, we are subject to taxation on the income generated by investments in our CDOs. Due to the redirection provisions of our CDOs, which reallocate principal proceeds and interest otherwise distributable to us to repay senior note holders, assets financed through our CDOs may generate current taxable income without a corresponding cash distribution to us.

The table below reconciles the differences between GAAP net loss and estimated taxable loss for the REIT:

REIT GAAP to Tax Reconciliation
(in thousands)	Year Ended December 31, 2009
REIT GAAP net loss	($575,086)

GAAP to tax differences:
Provision for loan losses on participations sold	172,465
Losses, allowances and provisions on investments(1)	42,366
Equity investments(2)	3,676
General and administrative(3)	525
Deferred income	1,609
Other	440
Subtotal	221,081
REIT taxable loss (pre-dividend)	($354,005)

(1)
Comprised of (i) losses treated as “capital losses” for tax and (ii) 2009 GAAP losses that will be recognized in future tax periods. This is offset by tax losses recognized in 2009 that were recorded as GAAP losses in prior periods.

(2)	GAAP to tax differences relating to our investments in CTOPI and Fund III.
(3)	Primarily differences associated with compensation to our directors.

For tax year 2009, we do not expect to pay any significant taxes at the REIT, as we have an estimated taxable loss for the period.

As of December 31, 2009, we have $357.0 million of net operating losses, or NOLs, and $64.4 million of net capital losses, or NCLs, available to be carried forward and utilized in future periods.

TRS (CTIMCO)

CTIMCO is a wholly owned subsidiary that operates our investment management business (including the management of Capital Trust, Inc.) and holds certain of our assets. As a TRS, CTIMCO is subject to corporate taxation.

The table below reconciles GAAP net loss to estimated taxable income for the TRS:

TRS GAAP to Tax Reconciliation
(in thousands)	Year Ended December 31, 2009
TRS GAAP net loss	($1,351)
TRS income tax benefit	(286)
TRS GAAP net loss (pre GAAP tax benefit)	(1,637)

GAAP to tax differences:
General and administrative (1)	1,116
Intangible assets(2)	2,235
Other	20
Subtotal	3,371
TRS taxable income (pre-NOL) (3)	$1,734

(1)	Primarily differences associated with stock based and other compensation to our employees.
(2)	Represents timing differences related to the write off of goodwill for GAAP in 2009.
(3)	We will utilize our NOLs carried forward from prior tax periods to fully offset this taxable income at the TRS.

For tax year 2009, we do not expect to pay any significant taxes at the TRS, as the TRS is expected to utilize net operating loss, or NOL, carryforwards to offset its estimated taxable income.

GAAP Tax Provision (Consolidated)

During 2009, in our GAAP-basis consolidated financial statements, we recorded an income tax benefit of $694,000, which was primarily due to a $408,000 tax refund. The remaining balance was primarily a result of changes to our deferred tax asset relating to (i) GAAP-to-tax differences for stock-based and other compensation to our employees, (ii) changes in intangible assets, and (iii) utilization of net operating losses.

Dividends

In 2009, we did not pay any dividends to holders of our class A common stock.

See Part II - Item 5 to this Form 10-K for details on dividends.

Results of Operations

Comparison of Results of Operations: Year Ended December 31, 2009 vs. December 31, 2008
(in thousands, except per share data)
	2009	2008	$ Change	% Change
Income from loans and other investments:
Interest and related income	$121,818	$194,649	$(72,831)	(37.4%)
Less: Interest and related expenses	79,794	129,665	(49,871)	(38.5%)
Income from loans and other investments, net	42,024	64,984	(22,960)	(35.3%)

Other revenues:
Management fees from affiliates	11,743	12,941	(1,198)	(9.3%)
Servicing fees	1,679	367	1,312	357.5%
Other interest income	153	1,566	(1,413)	(90.2%)
Total other revenues	13,575	14,874	(1,299)	(8.7%)

Other expenses:
General and administrative	22,102	24,957	(2,855)	(11.4%)
Depreciation and amortization	71	179	(108)	(60.3%)
Total other expenses	22,173	25,136	(2,963)	(11.8%)

Total other-than-temporary impairments of securities	(123,894)	(917)	(122,977)	N/A
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	14,256	—	14,256	N/A
Impairment of goodwill	(2,235)	—	(2,235)	N/A
Impairment of real estate held-for-sale	(2,233)	(2,000)	(233)	11.7%
Net impairments recognized in earnings	(114,106)	(2,917)	(111,189)	N/A

Provision for loan losses	(482,352)	(63,577)	(418,775)	658.7%
Gain on extinguishment of debt	—	6,000	(6,000)	(100.0%)
(Loss) gain on sale of investments	(10,363)	374	(10,737)	N/A
Valuation allowance on loans held-for-sale	—	(48,259)	48,259	(100.0%)
Loss from equity investments	(3,736)	(1,988)	(1,748)	87.9%
Loss before income taxes	(577,131)	(55,645)	(521,486)	937.2%
Income tax (benefit) provision	(694)	1,893	(2,587)	N/A
Net loss	$(576,437)	$(57,538)	$(518,899)	901.8%

Net loss per share - diluted	$(25.76)	$(2.73)	$(23.03)	N/A

Dividend per share	$0.00	$2.20	$(2.20)	(100.0%)

Average LIBOR	0.33%	2.69%	(2.36%)	(87.6%)

Income from loans and other investments, net

A decline in the principal balance of our loans and securities ($365 million or 13% from December 31, 2008 to December 31, 2009), an increase in non-performing loans and a 88% decrease in average LIBOR contributed to a $72.8 million, or 37%, decrease in interest income during 2009 compared to 2008. Lower LIBOR and a decrease in leverage of $308.0 million, or 15%, from December 31, 2008 to December 31, 2009 resulted in a $49.9 million, or 39%, decrease in interest expense for the period. On a net basis, net interest income decreased by $23.0 million, or 35%.

Management fees from affiliates

Base management fees from our investment management business decreased $1.2 million, or 9%, during 2009 compared to 2008. The decrease was attributed primarily to a decrease of $957,000 in fees from Large Loan due to the liquidation of the portfolio in the normal course and a $314,000 one-time decrease in fees from CTOPI due to a 2008 true-up from investors in subsequent closings. The decrease in fees from Large Loan and CTOPI and immaterial decreases in fees from other funds were partially offset by a $432,000 increase in fees from CT High Grade II due to additional investment activity.

Servicing fees

Servicing fees increased $1.3 million in 2009 compared to 2008. Servicing fees in 2009, including a one time payment of $1.2 million received in the first quarter, were primarily for modifications to loans for which we are named special servicer.

General and administrative expenses

General and administrative expenses include personnel costs, operating expenses and professional fees. Total general and administrative expenses decreased $2.9 million, or 11%, between 2008 and 2009. The decrease in 2009 was primarily a result of lower compensation costs including a $3.2 million decrease in non-cash restricted stock expense, offset by an increase in professional fees.

Net impairments recognized in earnings

During 2009, we recorded a gross other-than-temporary impairment of $123.9 million on 13 of our securities that had an adverse change in cash flow expectations. Of this amount, $109.6 million was included in earnings and the remainder, $14.3 million, was included in other comprehensive income. We also recorded an other-than-temporary impairment of $2.2 million on our Real Estate Held-for-Sale to reflect the property at fair value and a $2.2 million impairment of goodwill related to our June 2007 acquisition of a healthcare loan origination platform. In 2008, we recorded an other-than-temporary impairment of $900,000 on one of our CMBS investments due to an adverse change in our expectation of future cash flows from that security. We also recorded a $2.0 million impairment on our Real estate held-for-sale to reflect our then estimate of losses to our position upon a sale of the property.

Provision for loan losses

During the year ended December 31, 2009, we recorded an aggregate $482.4 million provision for loan losses against 20 loans. This includes $172.5 million of provisions recorded on loan participations sold which did not qualify for sale accounting under GAAP and remain on our consolidated balance sheet as both assets and equivalent liabilities. Although provisions were recorded against these assets in 2009, the liabilities will not be eliminated until the loans are contractually extinguished.

During 2008, we recorded an aggregate $63.6 million provision for loan losses against four loans. One of the loans, against which we had recorded a $6.0 million provision in the first quarter of 2008, was written-off during the second quarter and the $6.0 million liability collateralized by the loan was forgiven by the creditor.

Gain on extinguishment of debt

During the year ended December 31, 2009, we did not record any gains on extinguishment of debt. During the second quarter of 2008, $6.0 million of debt forgiveness by a creditor was recorded as a gain on extinguishment of debt.

(Loss) gain on sale of investments

During the year ended December 31, 2009, we recorded a $10.4 million loss on the sale of two loans that were classified as held-for-sale. At December 31, 2007, we had one CMBS investment that we designated and accounted for as available-for-sale with a face value of $7.7 million. During the second quarter of 2008, the security was sold for a gain of $374,000.

Valuation allowance on loans held-for-sale

During 2009, we did not record any valuation allowance against loans classified as held-for-sale. During 2008, we recorded a $48.3 million valuation allowance against our four loans classified as held-for-sale to reflect these assets at fair value.

Loss from equity investments

The loss from equity investments during 2009 resulted primarily from our share of losses incurred at CTOPI. Our share of losses from CTOPI was $3.3 million, primarily due to fair value adjustments on the underlying investments. The loss from equity investments during 2008 resulted primarily from our share of operating losses at both CTOPI, $1.7 million, and Fund III, $233,000.

Income tax (benefit) provision

During 2009, we recorded an income tax benefit of $694,000 which was primarily due to a $408,000 tax refund. The remaining balance was primarily a result of changes our deferred tax asset relating to (i) GAAP-to-tax differences for stock-based compensation to our employees, (ii) changes in intangible assets, and (iii) utilization of net operating losses. In 2008, we recorded an income tax provision of $1.9 million. The income tax provision was a result of changes to our deferred tax asset resulting from GAAP-to-tax differences relating to restricted stock compensation and net operating losses, partially offset by a refund due to the overpayment of taxes.

Dividends

We did not pay any dividends in 2009. In 2008, we paid a dividend of $2.20 per share.

Comparison of Results of Operations: Year Ended December 31, 2008 vs. December 31, 2007
(in thousands, except per share data)
	2008	2007	$ Change	% Change
Income from loans and other investments:
Interest and related income	$194,649	$253,422	$(58,773)	(23.2%)
Less: Interest and related expenses	129,665	162,377	(32,712)	(20.1%)
Income from loans and other investments, net	64,984	91,045	(26,061)	(28.6%)

Other revenues:
Management fees from affiliates	12,941	3,499	9,442	269.8%
Incentive management fees from affiliates	—	6,208	(6,208)	(100.0%)
Servicing fees	367	623	(256)	(41.1%)
Other interest income	1,566	1,083	483	44.6%
Total other revenues	14,874	11,413	3,461	30.3%

Other expenses:
General and administrative	24,957	29,956	(4,999)	(16.7%)
Depreciation and amortization	179	1,810	(1,631)	(90.1%)
Total other expenses	25,136	31,766	(6,630)	(20.9%)

Total other-than-temporary impairments of securities	(917)	—	(917)	100.0%
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	—	—	—	N/A
Impairment of real estate held-for-sale	(2,000)	—	(2,000)	100.0%
Net impairments recognized in earnings	(2,917)	—	(2,917)	100.0%

Provision for loan losses	(63,577)	—	(63,577)	100.0%
Gain on extinguishment of debt	6,000	—	6,000	100.0%
Gain on sale of investments	374	15,077	(14,703)	(97.5%)
Valuation allowance on loans held-for-sale	(48,259)	—	(48,259)	100.0%
Loss from equity investments	(1,988)	(2,109)	121	(5.7%)
(Loss) income before income taxes	(55,645)	83,660	(139,305)	(166.5%)
Income tax provision (benefit)	1,893	(706)	2,599	(368.1%)
Net (loss) income	$(57,538)	$84,366	$(141,904)	(168.2%)

Net (loss) income per share - diluted	$(2.73)	$4.77	$(7.50)	(157.2%)

Dividend per share	$2.20	$5.10	$(2.90)	(56.9%)

Average LIBOR	2.69%	5.25%	(2.6%)	(48.8%)

Income from loans and other investments, net

A decrease in the principal balance of our loans and securities ($298.5 million or 11% from December 31, 2007 to December 31, 2008) along with a 49% decrease in average LIBOR, drove a $58.8 million (23%) decrease in interest income between 2007 and 2008. These same factors, combined with generally lower levels of leverage in 2008, resulted in a $32.7 million (20%) decrease in interest expense for the same period. On a net basis, net interest income decreased by $26.1 million (29%).

Management fees from affiliates

Base management fees from our investment management business increased in 2008 by $9.4 million (270%) due primarily to fees associated with our two newest investment management vehicles, CTOPI and CT High Grade II.

Incentive management fees from affiliates

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

Net impairments recognized in income

In 2008, we recorded an other-than-temporary impairment of $900,000 on one of our CMBS investments due to an adverse change in our expectation of future cash flows from that security. We also recorded a $2.0 million impairment on our Real estate held-for-sale to reflect our then estimate of losses to our position upon a sale of the property.

Provision for loan losses

During 2008, we recorded an aggregate $63.6 million provision for loan losses against four loans. One of the loans, against which we had recorded a $6.0 million provision in the first quarter of 2008, was written-off during the second quarter and the $6.0 million liability collateralized by the loan was forgiven by the creditor.

In the second quarter of 2007, we recorded a $4.0 million recovery related to the successful resolution of a non-performing loan. We received net proceeds of $10.9 million that resulted in the following: (a) a reduction of the carrying value of the loan from $2.6 million to zero, (b) a $4.0 million recovery of prior provisions for loan losses and (c) $4.3 million of interest income. In the fourth quarter of 2007 we recorded a $4.0 million provision for loan losses against one second mortgage loan with a principal balance of $10.0 million. This resulted in a net zero provision for loan losses on the 2007 consolidated statement of operations.

Gain on extinguishment of debt

$6.0 million of debt forgiveness by a creditor was recorded as a gain on extinguishment of debt in 2008. We recorded no such gains for the year ended December 31, 2007.

Gain on sale of investments

As of December 31, 2007, we had one CMBS investment that we designated and accounted for as available-for-sale with a face value of $7.7 million. The security earned interest at a weighted average coupon of 8.34% at December 31, 2007. During the second quarter of 2008 the security was sold for a gain of $374,000. In the fourth quarter of 2007, we sold our investment in Bracor and realized a gain of $15.1 million that included a $2.5 million currency translation adjustment. Our ownership interest was purchased by four investors on the same terms, including W. R. Berkley Corporation, or WRBC. WRBC beneficially owns approximately 17.2% of our outstanding class A common stock as of February 23, 2010 and a member of our board of directors is an employee of WRBC.

Valuation allowance on loans held-for-sale

As of December 31, 2008, we recorded a $48.3 million valuation allowance against our four loans classified as held-for-sale to reflect these assets at fair value. No loans were classified as held-for-sale as of December 31, 2007.

Loss from equity investments

The loss from equity investments for 2008 resulted primarily from our share of operating losses at CTOPI and Fund III. Our loss from CTOPI for 2008 was $1.6 million, which primarily represents net unrealized losses due to the fair value adjustments on CTOPI investments, and our loss from Fund III was $326,000. Our loss from equity investments in 2007 was derived primarily from the operations of Bracor, Fund II and Fund III. In 2007, our Bracor investment generated a net loss of $1.2 million. In 2007, our Fund II investment generated a net loss of $690,000 which included an operating loss of $306,000 and the amortization of $384,000 of capitalized costs passed through to us from the general partner of Fund II. In 2007, our Fund III investment generated a net loss of $119,000.

Income tax provision (benefit)

In 2008, we recorded an income tax provision of $1.9 million. The income tax provision was a result of changes to our deferred tax asset resulting from GAAP-to-tax differences relating to restricted stock compensation and net operating losses, partially offset by a refund due to the overpayment of taxes. In 2007, we recorded an income tax benefit of $706,000, a result of changes to our deferred tax asset of $50,000 and the reversal of tax liability reserves at Capital Trust, Inc. and CTIMCO of $254,000 and $402,000, respectively.

Dividends

Our regular dividends for 2008 and 2007 were $2.20 per share and $3.20 per share, respectively. In 2007 we also paid a special dividend of $1.90 per share. Total dividends per share in 2008 and 2007 were $2.20 and $5.10, respectively, representing a decrease of $2.90 per share.

Liquidity and Capital Resources

Sources of liquidity as of December 31, 2009 include cash on hand, net operating cash flow, repayments under Loans and Securities and asset disposition proceeds. Uses of liquidity include operating expenses, required debt repayments, Unfunded Loan Commitments, various commitments to our managed funds and dividends necessary to maintain our REIT status. We believe our current sources of capital, coupled with our expectations regarding potential asset dispositions and other transactions, will be adequate to meet our near term cash requirements.

Our liquidity and capital resources outlook was significantly impacted by the restructuring of our debt obligations during the first quarter of 2009. We agreed to pay each of our participating secured lenders additional principal amortization equal to 65% of the net interest margin and 100% of the principal proceeds from assets in their collateral pool, which amounts would otherwise have been free cash flow available to us. In addition to the required repayments to our secured lenders, we agreed to increase the cash coupon by 1.25% per annum and to make a minimum $5.0 million repayment under our senior credit facility by March 2010.

Cash Flows

We experienced a net decrease in cash of $17.4 million for the year ended December 31, 2009, compared to a net increase of $19.6 million for the year ended December 31, 2008.

Cash provided by operating activities during the year ended December 31, 2009 was $39.8 million, compared to cash provided by operating activities of $54.0 million during the same period of 2008. The change was primarily due to a decrease in our net interest margin and non-recurring restructuring costs incurred in the first quarter of 2009, offset by additional servicing fees collected during 2009. A significant portion of our interest earning assets serve as collateral for our secured debt obligations (repurchase agreements and CDOs). These interest earning assets generate a significant portion of our cash flow, which has been redirected, either in whole or in part, towards repayment of the applicable debt.

During the year ended December 31, 2009, cash provided by investing activities was $122.2 million, compared to $154.6 million provided by investing activities during the same period in 2008. The change was primarily due to a decrease in principal repayments of $175.4 million during the year ended December 31, 2009 compared to the year ended December 31, 2008, offset by a decrease in additional fundings, originations, and acquisitions of $122.4 million for the same periods. In 2009, we also received $7.7 million of proceeds from the operation/disposition of real estate held for sale. During the year ended December 31, 2008, we also experienced an increase of $13.1 million in restricted cash at our CDOs.

During the year ended December 31, 2009, cash used in financing activities was $179.4 million, compared to $189.1 million during the same period in 2008. During the year ended December 31, 2009, the cash used in financing activities was primarily comprised of repayments of $135.5 million under our repurchase obligations and $58.8 million in repayments of collateralized debt obligations. During the year ended December 31, 2008, the cash used in financing activities was comprised of net repayments under repurchase obligations and credit facilities of $181.8 million, repayments of collateralized debt obligations of $35.9 million, and dividend distributions of $95.8 million, offset by $123.2 million in proceeds from the public offering of our common stock.

Capitalization

Our authorized capital stock consists of 100,000,000 shares of $0.01 par value class A common stock, of which 21,875,282 shares were issued and outstanding as of December 31, 2009, and 100,000,000 shares of preferred stock, none of which were outstanding as of December 31, 2009.

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

Repurchase Obligations and Secured Debt

As of December 31, 2009, we were party to three master repurchase agreements with three counterparties, with aggregate total outstanding borrowings of $450.7 million. The terms of these agreements are described in Note 9 to our consolidated financial statements.

Collateralized Debt Obligations

As of December 31, 2009, we had CDOs outstanding from four separate issuances with a total face value of $1.1 billion. The terms of these issuances are described in Note 9 to our consolidated financial statements.

Senior Credit Facility

As of December 31, 2009, we had $99.2 million outstanding under our senior credit facility at a cash cost of LIBOR plus 3.00% and an all-in cost of 7.20%. The terms of this agreement are described in Note 9 to our consolidated financial statements.

Junior Subordinated Notes

As of December 31, 2009 we had $143.8 million of junior subordinated notes outstanding with a book value of $128.1 million and a current coupon of 1.00% per annum. The terms of these notes are described in Note 9 to the consolidated financial statements.

Contractual Obligations

The following table sets forth information about certain of our contractual obligations as of December 31, 2009:

Contractual Obligations(1)
(in millions)
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations
Repurchase obligations	$451	$3	$448	$—	$—
Collateralized debt obligations	1,097	—	—	—	1,097
Senior credit facility	99	5	94	—	—
Junior subordinated notes	144	—	—	—	144
Total long-term debt obligations	1,791	8	542	—	1,241

Unfunded commitments
Loans	5	—	3	2	—
Equity investments(2)	18	18	—	—	—
Total unfunded commitments	23	18	3	2	—

Operating lease obligations	9	1	2	2	4
Total	$1,823	$27	$547	$4	$1,245

(1)	We are also subject to interest rate swaps for which we cannot estimate future payments due.
(2)
CTOPI’s investment period expires in December 2010, at which point our obligation to fund capital calls will be limited. It is possible that our unfunded capital commitment will not be entirely called, and the timing and amount of such required contributions is not estimable. Our entire unfunded commitment is assumed to be funded by December 2010 for purposes of the above table.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements. See below for a discussion of our critical accounting policies.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results could differ from these estimates. During 2009, management reviewed and evaluated its critical accounting policies and believes them to be appropriate. Our significant accounting policies are described in Note 2 to our consolidated financial statements. The following is a summary of our accounting policies that we believe are the most affected by management judgments, estimates and assumptions:

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” or FAS 168. FAS 168 establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, and states that all guidance contained in the Codification carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change GAAP, however it does change the way in which it is to be researched and referenced. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, references to pre-Codification accounting literature in our financial statements have been updated.

Principles of Consolidation

The accompanying financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, and variable interest entities, or VIEs, in which we are the primary beneficiary, prepared in accordance with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation.

VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, which is the party that (i) will absorb a majority of the VIE’s expected losses and/or (ii) receive a majority of its expected residual returns as a result of holding variable interests.

Collateralized Debt Obligations

We currently consolidate four collateralized debt obligation, or CDO, trusts, which are VIEs and were sponsored by us. These CDO trusts invest in commercial real estate debt instruments, some of which we originated/acquired and transferred to the trust entities, and are financed by the debt and equity they issue. We are named as collateral manager of all four CDOs and are named special servicer on a number of CDO collateral assets. As a result of consolidation, our subordinate debt and equity ownership interests in these CDO trusts have been eliminated, and our balance sheet reflects both the assets held and debt issued by these CDOs to third parties. Similarly, our operating results and cash flows include the gross amounts related to the assets and liabilities of the CDO entities, as opposed to our net economic interests in these entities. Fees earned by us for the management of these CDOs are eliminated in consolidation.

Our interest in the assets held by these CDO trusts, which are consolidated onto our balance sheet, is restricted by the structural provisions of these entities, and our recovery of these assets will be limited by the CDO trusts’ distribution provisions, which are subject to change due to covenant breaches or asset impairments, as further described in Note 9. The liabilities of the CDO trusts, which are also consolidated onto our balance sheet, are non-recourse to us, and can generally only be satisfied from each CDOs’ respective asset pool.

We are not obligated to provide, nor have we provided, any financial support to these CDO entities. Accordingly, as of December 31, 2009, our maximum exposure to loss as a result of our investment in these entities is limited to $240.8 million, the notional amount of the subordinate debt and equity interest we retained in these CDO entities. After giving effect to certain transfers of these interests, provisions for loan losses and other-than-temporary impairments recorded as of December 31, 2009, our remaining net exposure to loss from these entities is $69.4 million.

Securities Portfolio

Our securities portfolio includes investments in both commercial mortgage-backed securities, or CMBS, and CDOs, which are considered VIEs, and we are named as special servicer on a number of these investments. These securities were acquired through investment, and do not represent a securitization or other transfer of our assets. The total face amount of assets in such entities where we are named special servicer aggregated $1.5 billion as of December 31, 2009.

We are not obligated to provide, nor have we provided, any financial support to these entities. Accordingly, as of December 31, 2009, our maximum exposure to loss as a result of our investment in these entities, excluding the impact of loss limitations due to non-recourse debt financing, is $856.4 million, the principal amount of our securities portfolio. As of December 31, 2009, we have recorded other-than-temporary impairments of $118.3 million against our portfolio, resulting in a net book balance of $715.2 million on our consolidated balance sheet.

Certain of our securities investments have control over the issuing entity, and we could therefore be considered to be the primary beneficiary of these VIEs. Accordingly, these and similar instruments could be required to be presented on a consolidated basis. However, based upon the specific circumstances of certain of our securities that are controlling class investments and our interpretation of the exemption for qualifying special purpose entities under GAAP, we have concluded that the entities that have issued the controlling class investments should not be presented on a consolidated basis. As discussed further below, recent modifications to GAAP may impact our consolidation conclusions regarding these entities effective January 1, 2010.

Equity Investments in Unconsolidated Subsidiaries

Our co-investment interest in the private equity funds we manage, CT Mezzanine Partners III, Inc., or Fund III, and CT Opportunity Partners I, LP, or CTOPI, and others are accounted for using the equity method. These entities’ assets and liabilities are not consolidated into our financial statements due to our determination that either (i) for entities that are VIEs we are not the primary beneficiary of such entities’ variability, generally due to the insignificance of our share of ownership and certain control provisions for these entities, or (ii) for entities that are not VIEs, the investors have sufficient rights to preclude consolidation by us. As such, we report our allocable percentage of the earnings or losses of these entities on a single line item in our consolidated statements of operations as income/(loss) from equity investments.

CTOPI maintains its financial records at fair value in accordance with GAAP. We have applied such accounting relative to our investment in CTOPI, and include any adjustments to fair value recorded at the fund level in determining the income/(loss) we record on our equity investment in CTOPI.

Revenue Recognition

Interest income from our loans receivable is recognized over the life of the investment using the effective interest method and is recorded on the accrual basis. Fees, premiums, discounts and direct costs associated with these investments are deferred until the loan is advanced and are then recognized over the term of the loan as an adjustment to yield. For loans where we have unfunded commitments, we amortize these fees and other items on a straight line basis. Fees on commitments that expire unused are recognized at expiration. Income accrual is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income is then recorded on the basis of cash received until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

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

See below for a description of our revenue recognition policy for our securities portfolio.

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

The fair value of the performance vesting restricted common stock is measured on the grant date using a Monte Carlo simulation to estimate the probability of the market vesting conditions being satisfied. The Monte Carlo simulation is run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, and is then discounted to the grant date at a risk-free interest rate. The average of the values over all simulations is the expected value of the restricted shares on the grant date. The valuation is performed in a risk-neutral framework, so no assumption is made with respect to an equity risk premium. Significant assumptions used in the valuation include an expected term and stock price volatility, an estimated risk-free interest rate and an estimated dividend growth rate.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us.

Fair Value of Financial Instruments

The “Fair Value Measurements and Disclosures” topic of the Codification defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under GAAP. Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date. Our assets and liabilities which are measured at fair value are indicated as such in the respective notes to our consolidated financial statements, and are discussed in Note 16 to our consolidated financial statements.

Recent Accounting Pronouncements

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” or FAS 166. FAS 166 amends various components of the guidance governing sale accounting, including the recognition of assets obtained and liabilities assumed as a result of a transfer, and considerations of effective control by a transferor over transferred assets. In addition, FAS 166 removes the consolidation exemption for qualifying special purpose entities discussed above in relation to certain of our securities. FAS 166 is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited. While the amended guidance governing sale accounting is applied on a prospective basis, the removal of the qualifying special purpose entity exception will require us to evaluate certain entities for consolidation. We believe that the presentation of our consolidated financial statements will significantly change prospectively upon adoption of FAS 166. Specifically, certain entities will be consolidated by us which were previously exempt due to their status as qualified special purpose entities. FAS 166 has been superseded by the Codification and its guidance is incorporated into the “Transfers and Servicing” topic presented therein.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” or FAS 167, which amends existing guidance for determining whether an entity is a variable interest entity, or VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would generally be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. FAS 167 is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited. We believe that the presentation of our consolidated financial statements will significantly change prospectively upon adoption of FAS 167. Specifically, certain entities will be consolidated by us due to the change from a quantitative analysis to a qualitative analysis, as well as the removal of the consolidation exception for qualified special purpose entities discussed above. FAS 167 has been superseded by the Codification and its guidance incorporated into the “Consolidation” topic presented therein.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
The principal objective of our asset and liability management activities is to maximize net interest income while minimizing levels of interest rate risk. Net interest income and interest expense are subject to the risk of interest rate fluctuations. In certain instances, to mitigate the impact of fluctuations in interest rates, we use interest rate swaps to effectively convert floating rate liabilities to fixed rate liabilities for proper matching with fixed rate assets. Each derivative used as a hedge is matched with an asset or liability with which it is expected to have a high correlation. The swap agreements are generally held-to-maturity and we do not use interest rate derivative financial instruments for trading purposes. The differential to be paid or received on these agreements is recognized as an adjustment to the interest expense related to debt and is recognized on the accrual basis.

As of December 31, 2009, a 100 basis point change in LIBOR would impact our net income by approximately $4.5 million.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2009. For financial assets and debt obligations, the table presents cash flows (in certain cases, face adjusted for expected losses) to the expected maturity and weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and floating receive interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average floating rates are based on rates in effect as of the reporting date.

	Expected Maturity/Repayment Dates (1)
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(in thousands)
Assets:
Securities
Fixed rate	$40,846	$96,266	$112,038	$166,390	$51,880	$193,396	$660,816	$502,638
Interest rate(2)	6.75%	7.40%	7.06%	6.84%	6.05%	6.18%	6.70%
Floating rate	$39,579	$3,493	$38,989	$—	$10	$1,574	$83,645	$25,024
Interest rate(2)	2.52%	1.18%	1.91%	—	2.25%	2.25%	2.18%

Loans receivable, net
Fixed rate	$6,771	$27,831	$1,160	$1,246	$62,669	$31,781	$131,458	$119,348
Interest rate(2)	8.46%	8.46%	7.79%	7.78%	7.79%	8.01%	8.02%
Floating rate	$117,615	$589,612	$184,290	$128,405	$903	$10,454	$1,031,279	$785,348
Interest rate(2)	4.11%	2.66%	3.10%	4.04%	2.19%	2.19%	3.07%

Loans held-for-sale
Floating rate	$—	$17,567	$—	$—	$—	$—	$17,567	$17,548
Interest rate(2)	—	2.98%	—	—	—	—	2.98%

Debt Obligations:
Repurchase obligations
Floating rate (3)	$2,656	$448,048	$—	$—	$—	$—	$450,704	$450,704
Interest rate(2)	2.09%	1.84%	—	—	—	—	1.84%

CDOs
Fixed rate	$7,401	$38,758	$72,850	$100,173	$15,164	$31,909	$266,255	$223,919
Interest rate(2)	5.16%	5.16%	5.16%	5.19%	5.45%	6.24%	5.32%
Floating rate	$175,673	$258,554	$131,967	$69,472	$60,714	$134,471	$830,851	$270,785
Interest rate(2)	0.54%	0.59%	0.61%	0.76%	0.86%	1.25%	0.73%

Senior credit facility
Fixed rate	$5,000	$94,188	$—	$—	$—	$—	$99,188	$24,797
Interest rate(2)	3.23%	3.23%	—	—	—	—	3.23%

Junior subordinated notes
Fixed rate	$—	$—	$—	$—	$—	$143,753	$143,753	$14,375
Interest rate(2) (4)	—	—	—	—	—	—	—

Participations sold
Floating rate	$—	$87,875	$201,334	$—	$—	$—	$289,209	$102,220
Interest rate(2)	—	2.08%	3.67%	—	—	—	3.19%

Derivative Financial Instruments:
Interest rate swaps
Notional amounts	$13,383	$46,400	$81,887	$39,947	$92,872	$142,657	$417,146	($30,950)
Fixed pay rate(2)	5.06%	4.65%	4.98%	4.97%	4.97%	5.11%	4.99%
Floating receive rate(2)	0.23%	0.23%	0.23%	0.23%	0.23%	0.23%	0.23%

(1)	Expected repayment dates and amounts are based on contractual agreements as of December 31, 2009, and do not give effect to transactions which have or may be expected to occur subsequent to year end.
(2)	Represents weighted average rates where applicable. Floating rates are based on LIBOR of 0.23%, which is the rate as of December 31, 2009.
(3)	As discussed in Note 16 to our consolidated financial statements, due to the unique nature of our restructured repurchase obligations and secured debt, it is not practicable to estimate a fair value for these instruments. Accordingly, the amount included in the table above represents the current principal amount of these obligations.
(4)	The coupon on our junior subordinated notes will remain at 1.00% per annum through April 29, 2012, increase to 7.23% per annum for the period from April 30, 2012 through April 29, 2016 and then convert to a floating interest rate of three-month LIBOR + 2.44% per annum through maturity in 2036.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item and the reports of the independent accountants thereon required by Item 15(a)(2) appear on pages F-2 to F-52. See accompanying Index to the Consolidated Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 21 to our consolidated financial statements.

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

Attestation Report of Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2, and is incorporated herein by reference.

Changes in Internal Controls

There have been no significant changes in our “internal control over financial reporting” (as defined in rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2010 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 11.	Executive Compensation

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2010 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2010 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2010 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2010 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

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

+10.18
Form of Award Agreement granting Performance Awards under the 2004 Plan (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 4, 2005 and incorporated herein by reference).

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

+10.31
Deferral Election Agreement for Selected Plan Awards, dated as of December 24, 2007, by and between Capital Trust, Inc. and Geoffrey G. Jervis (filed as Exhibit 10.31to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 5, 2008 and incorporated herein by reference).

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

+10.34.b
Letter Agreement, dated as of December 31, 2008, by and among Capital Trust, Inc., CT Investment Management Co., LLC and John R. Klopp (filed as Exhibit 10.34.b to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 16, 2009 and incorporated herein by reference).

• +10.34.c	Separation and Consulting Agreement, dated as of November 19, 2009, between Capital Trust, Inc. and John R. Klopp.

+ 10.35
Amended and Restated Employment Agreement, dated as of January 1, 2009, by and between Capital Trust, Inc. and Stephen D. Plavin (filed as Exhibit 10.35 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 16, 2009 and incorporated herein by reference).

+ 10.36.a
Employment Agreement, dated as of September 29, 2006, by and among Capital Trust, Inc., CT Investment Management Co., LLC and Geoffrey G. Jervis (filed as Exhibit 10.3 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 30, 2006 and incorporated herein by reference).

+ 10.36.b
Letter Agreement, dated as of December 31, 2008, by and among Capital Trust, Inc., CT Investment Management Co., LLC and Geoffrey Jervis (filed as Exhibit 10.36.b to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 16, 2009 and incorporated herein by reference).

• +10.36.c	Letter Agreement, dated as of August 31, 2009, by and among Capital Trust, Inc., CT Investment Management Co., LLC and Geoffrey Jervis.

+ 10.37.a
Employment Agreement, dated as of August 4, 2006, by and among Capital Trust, Inc., CT Investment Management Co., LLC and Thomas C. Ruffing (filed as Exhibit 10.2 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on August 8, 2006 and incorporated herein by reference).

+ 10.37.b
Letter Agreement, dated as of December 31, 2008, by and among Capital Trust, Inc., CT Investment Management Co., and Thomas Ruffing (filed as Exhibit 10.37.b to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 16, 2009 and incorporated herein by reference).

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

EXHIBIT INDEX

Exhibit Number	Description

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

10.46.d
Amendment No. 10 to Master Repurchase Agreement, dated as of March 16, 2009, by and among Capital Trust, Inc., CT RE CDO 2004-1 SUB, LLC, CT RE CDO 2005-1 SUB, LLC, CT XLC Holding, LLC and Morgan Stanley Bank, N.A. (filed as Exhibit 10.46.d to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 16, 2009 and incorporated herein by reference).

EXHIBIT INDEX

Exhibit Number	Description

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

10.47.d
Amended and Restated Annex I to Amended and Restated Master Repurchase Agreement, dated as of October 30, 2007, by and between Goldman Sachs Mortgage Company and Capital Trust, Inc (filed as Exhibit 10.47.d to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 16, 2009 and incorporated herein by reference).

10.47.e
Agreement, dated as of March 16, 2009, by Capital Trust, Inc. and Goldman Sachs Mortgage Company (filed as Exhibit 10.47.e to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 16, 2009 and incorporated herein by reference).

10.47.f
Termination of Master Repurchase Agreement, dated as of March 16, 2009, between Capital Trust, Inc. and Goldman Sachs Mortgage Company (filed as Exhibit 10.47.f to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 16, 2009 and incorporated herein by reference).

10.48
Master Repurchase Agreement, dated as of March 4, 2005, by and among Capital Trust, Inc., Bank of America, N.A. and Banc of America Securities LLC. (filed as Exhibit 10.25 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 10, 2005 and incorporated herein by reference).

10.49.a
Master Repurchase Agreement, dated as of October 24, 2008, by and among Capital Trust, Inc., CT BSI Funding Corp. and JPMorgan Chase Bank, N.A. (reflecting JPMorgan Chase Bank, N.A. as successor to Bear, Stearns Funding, Inc. under the Amended and Restated Master Repurchase Agreement, dated as of February 15, 2006, by and among Bear, Stearns Funding, Inc., Capital Trust, Inc. and CT BSI Funding Corp., as amended by that certain Amendment No. 1, dated as of February 7, 2007, and as amended by that certain Amendment No. 2, dated as of June 30, 2008) Company (filed as Exhibit 10.49.a to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 16, 2009 and incorporated herein by reference).

10.49.b
Amendment No. 1 to Master Repurchase Agreement, dated as of March 16, 2009, by and among CT BSI Funding Corp., Capital Trust, Inc., and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.49.b to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 16, 2009 and incorporated herein by reference).

10.50.a
Master Repurchase Agreement, dated as of November 21, 2008, by and among Capital Trust, Inc., CT BSI Funding Corp. and JPMorgan Chase Funding Inc. (reflecting JPMorgan Chase Bank, N.A. as successor to Bear, Stearns International Limited under the Amended and Restated Master Repurchase Agreement, dated as of February 15, 2006, by and among Bear, Stearns International Limited, Capital Trust, Inc. and CT BSI Funding Corp., as amended by that certain Amendment No. 1, dated as of February 7, 2007, and as amended by that certain Amendment No. 2, dated as of June 30, 2008) Company (filed as Exhibit 10.50.a to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 16, 2009 and incorporated herein by reference).

EXHIBIT INDEX

Exhibit Number	Description

10.50.b
Amendment No. 1 to Master Repurchase Agreement, dated as of March 16, 2009, by and among Capital Trust, Inc., CT BSI Funding Corp. and JP Morgan Chase Funding Inc. (filed as Exhibit 10.50.b to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 16, 2009 and incorporated herein by reference).

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

10.61
Junior Subordinated Indenture, dated as of March 16, 2009, between Capital Trust, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee (filed as Exhibit 10.61 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 16, 2009 and incorporated herein by reference).

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

10.69
Amendment No. 3 to Master Repurchase Agreement, dated as of March 16, 2009, by and between Capital Trust, Inc., and Citigroup Global Markets, Inc. and Citigroup Financial Products Inc. (filed as Exhibit 10.69 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 16, 2009 and incorporated herein by reference).

EXHIBIT INDEX

Exhibit Number	Description

10.70
Amended and Restated Credit Agreement, dated as of March 16, 2009, among Capital Trust, Inc., the lenders party thereto and WestLB AG, New York Branch (filed as Exhibit 10.70 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 16, 2009 and incorporated herein by reference).

10.71
Satisfaction, Termination and Release Agreement, dated as of February 25, 2009, between UBS Real Estate Securities Inc. and Capital Trust, Inc. (filed as Exhibit 10.71 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 16, 2009 and incorporated herein by reference).

10.72
Exchange Agreement, dated as of March 16, 2009, by and among Capital Trust, Inc., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd., Taberna Preferred Funding VIII, Ltd. and Taberna Preferred Funding IX, Ltd. (filed as Exhibit 10.72 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 16, 2009 and incorporated herein by reference).

10.73
Pledge and Security Agreement, dated as of March 16, 2009, by and between Capital Trust, Inc., and WestLB AG, New York Branch (filed as Exhibit 10.73 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 16, 2009 and incorporated herein by reference).

10.74
Satisfaction, Termination and Release Agreement, dated as of April 6, 2009, by and between Capital Trust, Inc. and Lehman Commercial Paper Inc. (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on August 4, 2009 and incorporated herein by reference)

10.75
Exchange Agreement, dated as of May 14, 2009, by and among Capital Trust, Inc., Kodiak CDO II, Ltd., Talon Total Return QP Partners LP, Talon Total Return Partners LP, GPC 69, LLC, HFR RVA Opal Master Trust and Paul Strebel (filed as Exhibit 99.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on May 19, 2009 and incorporated by reference herein).

10.76
Junior Subordinated Indenture, dated as of May 14, 2009, between Capital Trust, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee (filed as Exhibit 99.2 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on May 19, 2009 and incorporated by reference herein).

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

• 21.1	Subsidiaries of Capital Trust, Inc.

• 23.1	Consent of Ernst & Young LLP

• 31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX

Exhibit Number	Description

• 31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

• 32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

• 32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Represents a management contract or compensatory plan or arrangement.

•	Filed herewith.

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

March 2, 2010	/s/ Stephen D. Plavin
Date	Stephen D. Plavin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 2, 2010	/s/ Samuel Zell
Date	Samuel Zell
Chairman of the Board of Directors

March 2, 2010	/s/ Stephen D. Plavin
Date	Stephen D. Plavin
Chief Executive Officer and Director

March 2, 2010	/s/ Geoffrey G. Jervis
Date	Geoffrey G. Jervis
Chief Financial Officer

March 2, 2010	/s/ Thomas E. Dobrowski
Date	Thomas E. Dobrowski, Director

March 2, 2010	/s/ Martin L. Edelman
Date	Martin L. Edelman, Director

March 2, 2010	/s/ Craig M. Hatkoff
Date	Craig M. Hatkoff, Director

March 2, 2010	/s/ Edward S. Hyman
Date	Edward S. Hyman, Director

March 2, 2010	/s/ Henry N. Nassau
Date	Henry N. Nassau, Director

March 2, 2010	/s/ Joshua A. Polan
Date	Joshua A. Polan, Director

March 2, 2010	/s/ Lynne B. Sagalyn
Date	Lynne B. Sagalyn, Director

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the consolidated financial statements or notes thereto.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2009 based on the criteria in Internal Control-Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated: March 2, 2010

Stephen D. Plavin	Geoffrey G. Jervis
Chief Executive Officer	Chief Financial Officer

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

Ernst & Young LLP, an independent registered public accounting firm, has audited these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and has expressed herein their unqualified opinion on those financial statements.

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

Dated: March 2, 2010

Stephen D. Plavin	Geoffrey G. Jervis
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Capital Trust, Inc.

We have audited Capital Trust, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capital Trust, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Capital Trust, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital Trust, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009 of Capital Trust, Inc. and Subsidiaries and our report dated March 2, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, NY
March 2, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Capital Trust, Inc.

We have audited the accompanying consolidated balance sheets of Capital Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments of securities with the adoption of the guidance originally issued in FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (codified in FASB ASC Topic 320, Investments-Debt and Equity Securities), effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 2, 2010

Capital Trust, Inc. and Subsidiaries Consolidated Balance Sheets December 31, 2009 and 2008 (in thousands except per share data)

	December 31,	December 31,
Assets	2009	2008

Cash and cash equivalents	$27,954	$45,382
Restricted cash	155	18,821
Securities held-to-maturity	715,196	852,211
Loans receivable, net	1,158,244	1,790,234
Loans held-for-sale, net	17,548	92,175
Real estate held-for-sale	—	9,897
Equity investments in unconsolidated subsidiaries	2,351	2,383
Accrued interest receivable	4,764	6,351
Deferred income taxes	2,032	1,706
Prepaid expenses and other assets	8,391	18,369
Total assets	$1,936,635	$2,837,529

Liabilities & Shareholders' (Deficit) Equity

Liabilities:
Accounts payable and accrued expenses	$10,026	$11,478
Repurchase obligations	450,137	699,054
Collateralized debt obligations	1,098,280	1,156,035
Senior credit facility	99,188	100,000
Junior subordinated notes	128,077	128,875
Participations sold	289,144	292,669
Interest rate hedge liabilities	30,950	47,974
Total liabilities	2,105,802	2,436,085

Commitments and contingencies	—	—

Shareholders' (deficit) equity:
Class A common stock $0.01 par value 100,000 shares authorized, 21,796 and 21,740 shares issued and outstanding as of December 31, 2009 and 2008, respectively ("class A common stock")	218	217
Restricted class A common stock $0.01 par value, 79 and 331 shares issued and outstanding as of December 31, 2009 and 2008, respectively ("restricted class A common stock" and together with class A common stock, "common stock")	1	3
Additional paid-in capital	559,145	557,435
Accumulated other comprehensive loss	(39,135)	(41,009)
Accumulated deficit	(689,396)	(115,202)
Total shareholders' (deficit) equity	(169,167)	401,444

Total liabilities and shareholders' (deficit) equity	$1,936,635	$2,837,529

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2009, 2008, and 2007
(in thousands, except share and per share data)

	2009	2008	2007
Income from loans and other investments:
Interest and related income	$121,818	$194,649	$253,422
Less: Interest and related expenses	79,794	129,665	162,377
Income from loans and other investments, net	42,024	64,984	91,045

Other revenues:
Management fees from affiliates	11,743	12,941	3,499
Incentive management fees from affiliates	—	—	6,208
Servicing fees	1,679	367	623
Other interest income	153	1,566	1,083
Total other revenues	13,575	14,874	11,413

Other expenses:
General and administrative	22,102	24,957	29,956
Depreciation and amortization	71	179	1,810
Total other expenses	22,173	25,136	31,766

Total other-than-temporary impairments of securities	(123,894)	(917)	—
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	14,256	—	—
Impairment of goodwill	(2,235)	—	—
Impairment of real estate held-for-sale	(2,233)	(2,000)	—
Net impairments recognized in earnings	(114,106)	(2,917)	—

Provision for loan losses	(482,352)	(63,577)	—
Gain on extinguishment of debt	—	6,000	—
(Loss) gain on sale of investments	(10,363)	374	15,077
Valuation allowance on loans held-for-sale	—	(48,259)	—
Loss from equity investments	(3,736)	(1,988)	(2,109)
(Loss) income before income taxes	(577,131)	(55,645)	83,660
Income tax (benefit) provision	(694)	1,893	(706)
Net (loss) income	$(576,437)	$(57,538)	$84,366

Per share information:
Net (loss) earnings per share of common stock:
Basic	$(25.76)	$(2.73)	$4.80
Diluted	$(25.76)	$(2.73)	$4.77

Weighted average shares of common stock outstanding:
Basic	22,378,868	21,098,935	17,569,690
Diluted	22,378,868	21,098,935	17,690,266

Dividends declared per share of common stock	$—	$2.20	$5.10

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (Deficit)
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands)

	Comprehensive Income/(Loss)	Class A Common Stock	Restricted Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total
Balance at December 31, 2006		$169	$5	$417,641	$12,717	($4,260)	$426,272

Net income	$84,366	—	—	—	—	84,366	84,366

Unrealized loss on derivative financial instruments	(19,559)	—	—	—	(19,559)	—	(19,559)
Unrealized gain on securities	259	—	—	—	259	—	259
Amortization of unrealized gain on securities	(1,684)	—	—	—	(1,684)	—	(1,684)
Deferred loss on settlement of swaps	(153)	—	—	—	(153)	—	(153)
Amortization of deferred gains and losses on settlement of swaps	(262)	—	—	—	(262)	—	(262)
Currency translation adjustment	2,451	—	—	—	2,451	—	2,451
Reclassification to gain on sale of investments:
Currency translation adjustment	(2,453)	—	—	—	(2,453)		(2,453)
Issuance of stock relating to business purchase	—	—	—	707	—	—	707
Sale of shares of class A common stock under stock option agreement	—	—	—	3,159	—	—	3,159
Restricted class A common stock earned	—	3	(1)	4,606	—	—	4,608
Dividends declared on common stock	—	—	—	—	—	(89,474)	(89,474)
Balance at December 31, 2007	$62,965	172	4	426,113	(8,684)	(9,368)	408,237

Net loss	($57,538)	—	—	—	—	(57,538)	(57,538)

Unrealized loss on derivative financial instruments	(29,640)	—	—	—	(29,640)	—	(29,640)
Unrealized loss on securities	(205)	—	—	—	(205)	—	(205)
Amortization of unrealized gain on securities	(1,705)	—	—	—	(1,705)	—	(1,705)
Deferred loss on settlement of swaps	(611)	—	—	—	(611)	—	(611)
Amortization of deferred gains and losses on settlement of swaps	(164)	—	—	—	(164)	—	(164)
Shares of class A common stock issued in public offering	—	40	—	112,567	—	—	112,607
Sale of class A common stock under dividend reinvestment plan and stock purchase plan	—	4	—	12,882	—	—	12,886
Sale of shares of class A common stock under stock option agreement	—	—	—	180	—	—	180
Restricted class A common stock earned, net of shares deferred	—	1	(1)	3,419	—	—	3,419
Deferred directors' compensation	—	—	—	2,274	—	—	2,274
Dividends declared on common stock	—	—	—	—	—	(48,296)	(48,296)
Balance at December 31, 2008	($89,863)	217	3	557,435	(41,009)	(115,202)	401,444

Net loss	($576,437)	—	—	—	—	(576,437)	(576,437)

Cumulative effect of change in accounting principle	—	—	—	—	(2,243)	2,243	—
Unrealized gain on derivative financial instruments	17,024	—	—	—	17,024	—	17,024
Amortization of unrealized gain on securities	(1,031)	—	—	—	(1,031)	—	(1,031)
Amortization of deferred gains and losses on settlement of swaps	(95)	—	—	—	(95)	—	(95)
Other-than-temporary impairments of securities related to fair value adjustments in excess of expected credit losses	(11,781)	—	—	—	(11,781)	—	(11,781)
Issuance of warrants in conjunction with debt restructuring	—	—	—	940	—	—	940
Restricted class A common stock earned, net of shares deferred	—	1	(2)	245	—	—	244
Deferred directors' compensation	—	—	—	525	—	—	525
Balance at December 31, 2009	($572,320)	$218	$1	$559,145	($39,135)	($689,396)	($169,167)

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	($576,437)	($57,538)	$84,366
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net impairments recognized in earnings	114,106	2,917	—
Provision for loan losses	482,352	63,577	—
Valuation allowance on loans held-for-sale	—	48,259	—
Gain on extinguishment of debt	—	(6,000)	—
Loss (gain) on sale of investments	10,363	(374)	(15,077)
Loss from equity investments	3,736	1,988	2,109
Employee stock-based compensation	293	3,478	4,606
Depreciation and amortization	71	179	1,810
Amortization of premiums/discounts on loans and securities and deferred interest on loans	(6,172)	(11,505)	(2,685)
Amortization of deferred gains and losses on settlement of swaps	(95)	(164)	(262)
Amortization of deferred financing costs and premiums/discounts on debt obligations	10,059	5,168	5,247
Deferred directors' compensation	525	525	525
Distributions of income from unconsolidated subsidiaries	—	—	56
Settlement of interest rate hedges	—	(352)	—
Changes in assets and liabilities, net:
Accrued interest receivable	1,587	4,341	(204)
Deferred income taxes	(326)	1,953	(50)
Prepaid expenses and other assets	1,193	3,696	(29)
Accounts payable and accrued expenses	(1,502)	(6,113)	1,762
Net cash provided by operating activities	39,753	54,035	82,174

Cash flows from investing activities:
Purchases of securities	—	(660)	(110,550)
Principal collections and proceeds from securities	17,533	30,552	44,761
Origination/purchase of loans receivable	—	(47,128)	(899,129)
Add-on fundings under existing loan commitments	(7,698)	(82,343)	(159,839)
Principal collections of loans receivable	108,453	270,802	753,145
Proceeds from operation/disposition of real estate held-for-sale	7,665	—	—
Contributions to unconsolidated subsidiaries	(3,704)	(3,473)	(24,122)
Distributions from unconsolidated subsidiaries	—	—	2,314
Proceeds from sale of equity investment	—	—	43,638
Increase in restricted cash	—	(13,125)	(3,989)
Proceeds from total return swaps	—	—	1,815
Payments for business purchased	—	—	(1,853)
Net cash provided by (used in) investing activities	122,249	154,625	(353,809)

Cash flows from financing activities:
Decrease in restricted cash	18,666	—	—
Borrowings under repurchase obligations	—	185,133	1,503,568
Repayments under repurchase obligations	(135,523)	(391,936)	(1,296,154)
Borrowings under senior credit facility	—	25,000	150,000
Repayments under senior credit facility	(3,750)	—	(75,000)
Repayment of collateralized debt obligations	(58,816)	(35,945)	(19,892)
Issuance of junior subordinated notes	—	—	77,325
Purchase of common equity in CT Preferred Trust I & CT Preferred Trust II	—	—	(2,325)
Settlement of interest rate hedges	—	(611)	(153)
Payment of deferred financing costs	(7)	(577)	(2,936)
Proceeds from stock options exercised	—	121	3,251
Dividends paid on common stock	—	(95,786)	(66,362)
Proceeds from sale of shares of class A common stock and stock purchase plan	—	123,155	—
Proceeds from dividend reinvestment plan	—	2,339	—
Net cash (used in) provided by financing activities	(179,430)	(189,107)	271,322

Net (decrease) increase in cash and cash equivalents	(17,428)	19,553	(313)
Cash and cash equivalents at beginning of period	45,382	25,829	26,142
Cash and cash equivalents at end of period	$27,954	$45,382	$25,829

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization

References herein to “we,” “us” or “our” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a fully integrated, self-managed, real estate finance and investment management company that specializes in credit sensitive financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. From the inception of our finance business in 1997 through December 31, 2009, we have completed over $11.2 billion of investments in the commercial real estate debt arena. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes and we are headquartered in New York City.

2. Summary of Significant Accounting Policies

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” or FAS 168. FAS 168 establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principals, or GAAP, and states that all guidance contained in the Codification carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change GAAP, however it does change the way in which it is to be researched and referenced. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, references to pre-Codification accounting literature in our financial statements have been updated.

Principles of Consolidation

The accompanying financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, and variable interest entities, or VIEs, in which we are the primary beneficiary, prepared in accordance with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation.

VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, which is the party that (i) will absorb a majority of the VIE’s expected losses and/or (ii) receive a majority of its expected residual returns as a result of holding variable interests.

Collateralized Debt Obligations

We currently consolidate four collateralized debt obligation, or CDO, trusts, which are VIEs and were sponsored by us. These CDO trusts invest in commercial real estate debt instruments, some of which we originated/acquired and transferred to the trust entities, and are financed by the debt and equity they issue. We are named as collateral manager of all four CDOs and are named special servicer on a number of CDO collateral assets. As a result of consolidation, our subordinate debt and equity ownership interests in these CDO trusts have been eliminated, and our balance sheet reflects both the assets held and debt issued by these CDOs to third parties. Similarly, our operating results and cash flows include the gross amounts related to the assets and liabilities of the CDO entities, as opposed to our net economic interests in these entities. Fees earned by us for the management of these CDOs are eliminated in consolidation.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Our interest in the assets held by these CDO trusts, which are consolidated onto our balance sheet, is restricted by the structural provisions of these entities, and our recovery of these assets will be limited by the CDO trusts’ distribution provisions, which are subject to change due to covenant breaches or asset impairments, as further described in Note 9. The liabilities of the CDO trusts, which are also consolidated onto our balance sheet, are non-recourse to us, and can generally only be satisfied from each CDOs’ respective asset pool.

We are not obligated to provide, nor have we provided, any financial support to these CDO entities. Accordingly, as of December 31, 2009, our maximum exposure to loss as a result of our investment in these entities is limited to $240.8 million, the notional amount of the subordinate debt and equity interest we retained in these CDO entities. After giving effect to certain transfers of these interests, provisions for loan losses and other-than-temporary impairments recorded as of December 31, 2009, our remaining net exposure to loss from these entities is $69.4 million.

Securities Portfolio

Our securities portfolio includes investments in both commercial mortgage-backed securities, or CMBS, and CDOs, which are considered VIEs, and we are named as special servicer on a number of these investments. These securities were acquired through investment, and do not represent a securitization or other transfer of our assets. The total face amount of assets in such entities where we are named special servicer aggregated $1.5 billion as of December 31, 2009.

We are not obligated to provide, nor have we provided, any financial support to these entities. Accordingly, as of December 31, 2009, our maximum exposure to loss as a result of our investment in these entities, excluding the impact of loss limitations due to non-recourse debt financing, is $856.4 million, the principal amount of our securities portfolio. As of December 31, 2009, we have recorded other-than-temporary impairments of $118.3 million against our portfolio, resulting in a net book balance of $715.2 million on our consolidated balance sheet.

Certain of our securities investments have control over the issuing entity, and we could therefore be considered to be the primary beneficiary of these VIEs. Accordingly, these and similar instruments could be required to be presented on a consolidated basis. However, based upon the specific circumstances of certain of our securities that are controlling class investments and our interpretation of the exemption for qualifying special purpose entities under GAAP, we have concluded that the entities that have issued the controlling class investments should not be presented on a consolidated basis. As discussed further below, recent modifications to GAAP may impact our consolidation conclusions regarding these entities effective January 1, 2010.

Equity Investments in Unconsolidated Subsidiaries

Our co-investment interest in the private equity funds we manage, CT Mezzanine Partners III, Inc., or Fund III, and CT Opportunity Partners I, LP, or CTOPI, and others are accounted for using the equity method. These entities’ assets and liabilities are not consolidated into our financial statements due to our determination that either (i) for entities that are VIEs we are not the primary beneficiary of such entities’ variability, generally due to the insignificance of our share of ownership and certain control provisions for these entities, or (ii) for entities that are not VIEs, the investors have sufficient rights to preclude consolidation by us. As such, we report our allocable percentage of the earnings or losses of these entities on a single line item in our consolidated statements of operations as income/(loss) from equity investments.

CTOPI maintains its financial records at fair value in accordance with GAAP. We have applied such accounting relative to our investment in CTOPI, and include any adjustments to fair value recorded at the fund level in determining the income/(loss) we record on our equity investment in CTOPI.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Revenue Recognition

Interest income from our loans receivable is recognized over the life of the investment using the effective interest method and is recorded on the accrual basis. Fees, premiums, discounts and direct costs associated with these investments are deferred until the loan is advanced and are then recognized over the term of the loan as an adjustment to yield. For loans where we have unfunded commitments, we amortize these fees and other items on a straight line basis. Fees on commitments that expire unused are recognized at expiration. Income accrual is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, recovery of income and principal becomes doubtful. Income is then recorded on the basis of cash received until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

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

See below for a description of our revenue recognition policy for our securities portfolio.

Cash and Cash Equivalents

We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. We place our cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. As of, and for the periods ended, December 31, 2009 and 2008, we had bank balances in excess of federally insured amounts. We have not experienced any losses on our demand deposits, commercial paper or money market investments.

Restricted Cash

Restricted cash as of December 31, 2009 was comprised of $155,000 held on deposit with the trustee for our CDOs and is expected to be used to pay contractual interest and principal. Restricted cash as of December 31, 2008 was $18.8 million.

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

We may also invest in securities which may be classified as available-for-sale. Available-for-sale securities are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income/(loss) in shareholders’ equity. Many of these investments are relatively illiquid and management is required to estimate their fair values. In making these estimates, management utilizes market prices provided by dealers who make markets in these securities, but may, under limited circumstances, adjust these valuations based on management’s judgment. Changes in the valuations do not affect our reported income or cash flows, but impact shareholders’ equity and, accordingly, book value per share.

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

Loans Receivable, Provision for Loan Losses, Loans Held-for-Sale and Related Allowance

We purchase and originate commercial real estate debt and related instruments, or Loans, generally to be held as long-term investments at amortized cost. Management is required to periodically evaluate each of these Loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the Loan. If a Loan is determined to be impaired, we write down the Loan through a charge to the provision for loan losses. Impairment on these loans is measured by comparing the estimated fair value of the underlying collateral to the carrying value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. Actual losses, if any, could ultimately differ from these estimates.

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

Income Taxes

Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income. Management believes that we operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, we do not expect to pay substantial corporate level taxes (other than taxes payable by our taxable REIT subsidiaries). Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we may be subject to federal, state and local income tax on current and past income, and penalties.

Accounting for Stock-Based Compensation

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The fair value of the performance vesting restricted common stock is measured on the grant date using a Monte Carlo simulation to estimate the probability of the market vesting conditions being satisfied. The Monte Carlo simulation is run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, and is then discounted to the grant date at a risk-free interest rate. The average of the values over all simulations is the expected value of the restricted shares on the grant date. The valuation is performed in a risk-neutral framework, so no assumption is made with respect to an equity risk premium. Significant assumptions used in the valuation include an expected term and stock price volatility, an estimated risk-free interest rate and an estimated dividend growth rate.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us.

Comprehensive Income / (Loss)

Total comprehensive loss was ($572.3) million and ($89.9) million, for the years ended December 31, 2009 and 2008, respectively. The primary components of comprehensive loss other than net income/(loss) are the unrealized gains/(losses) on derivative financial instruments and the component of other-than-temporary impairments of securities related to the Valuation Adjustment. As of December 31, 2009, accumulated other comprehensive loss was ($39.1) million, comprised of net unrealized gains on securities previously classified as available-for-sale of $5.6 million, other-than-temporary impairments of securities of ($14.0) million, net unrealized losses on cash flow swaps of ($31.0) million, and $263,000 of net deferred gains on the settlement of cash flow swaps.

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

Reclassifications

Certain reclassifications have been made in the presentation of the prior period consolidated financial statements to conform to the December 31, 2009 presentation.

Segment Reporting

We operate in two reportable segments. We have an internal information system that produces performance and asset data for the two segments along service lines.

The “Balance Sheet Investment” segment includes our portfolio of interest earning assets and the financing thereof.

The “Investment Management” segment includes the investment management activities of our wholly-owned investment management subsidiary, CT Investment Management Co. LLC, or CTIMCO, and its subsidiaries, as well as our co-investments in investment management vehicles. CTIMCO is a taxable REIT subsidiary and serves as the investment manager of Capital Trust, Inc., all of our investment management vehicles and all of our CDOs, and serves as senior servicer and special servicer on certain of our investments and for third parties.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Goodwill

Goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses acquired. Goodwill is reviewed, at least annually, to determine if there is an impairment at a reporting unit level, or more frequently if an indication of impairment exists. During the second quarter of 2009, we completely impaired goodwill, as described in Note 8. No impairment charges for goodwill were recorded during the year ended December 31, 2008.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” or FAS 166. FAS 166 amends various components of the guidance governing sale accounting, including the recognition of assets obtained and liabilities assumed as a result of a transfer, and considerations of effective control by a transferor over transferred assets. In addition, FAS 166 removes the consolidation exemption for qualifying special purpose entities discussed above in relation to certain of our securities. FAS 166 is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited. While the amended guidance governing sale accounting is applied on a prospective basis, the removal of the qualifying special purpose entity exception will require us to evaluate certain entities for consolidation. We believe that the presentation of our consolidated financial statements will significantly change prospectively upon adoption of FAS 166. Specifically, certain entities will be consolidated by us which were previously exempt due to their status as qualified special purpose entities. FAS 166 has been superseded by the Codification and its guidance incorporated into the “Transfers and Servicing” topic presented therein.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” or FAS 167, which amends existing guidance for determining whether an entity is a variable interest entity, or VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would generally be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. FAS 167 is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited. We believe that the presentation of our consolidated financial statements will significantly change prospectively upon adoption of FAS 167. Specifically, certain entities will be consolidated by us due to the change from a quantitative analysis to a qualitative analysis, as well as the removal of the consolidation exception for qualified special purpose entities discussed above. FAS 167 has been superseded by the Codification and its guidance incorporated into the “Consolidation” topic presented therein.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” or ASU 2010-06. ASU 2010-06 amends existing disclosure guidance related to fair value measurements. Specifically, ASU 2010-06 requires (i) details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy, and (ii) inclusion of gross purchases, sales, issuances, and settlements within the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. In addition, ASU 2010-06 clarifies and increases existing disclosure requirements related to (i) the disaggregation of fair value disclosures, and (ii) the inputs used in arriving at fair values for assets and liabilities valued using Level 2 and Level 3 inputs within the fair value hierarchy. ASU 2010-06 is effective for the first interim or annual period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010 and for interim periods within those years. We are currently evaluating the impact of ASU 2010-06 on our consolidated financial statements, however do not expect the impact to be material.

3. Securities Held-to-Maturity

Our securities portfolio consists of commercial mortgage-backed securities, or CMBS, collateralized debt obligations, or CDOs, and other securities. Activity relating to our securities portfolio for the year ended December 31, 2009 was as follows (in thousands):

	CMBS	CDOs & Other	Total Book Value (3)

December 31, 2008	$669,029	$183,182	$852,211

Principal paydowns	(7,109)	(8,881)	(15,990)
Satisfactions (1)	(1,542)	—	(1,542)
Discount/premium amortization & other (2)	4,637	(226)	4,411
Other-than-temporary impairments:
Recognized in earnings	(27,378)	(82,260)	(109,638)
Recognized in accumulated other comprehensive income	(10,763)	(3,493)	(14,256)

December 31, 2009	$626,874	$88,322	$715,196

(1)	Includes final maturities and full repayments.
(2)	Includes mark-to-market adjustments on securities previously classified as available-for-sale, amortization of other-than-temporary impairments, and losses, if any.
(3)	Includes securities with a total face value of $856.4 million and $884.0 million as of December 31, 2009 and December 31, 2008, respectively.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table details overall statistics for our securities portfolio as of December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Number of securities	73	77
Number of issues	53	55
Rating (1) (2)	BB-	BB
Fixed / Floating (in millions) (3)	$634 / $81	$680 / $172
Coupon (1) (4)	6.20%	6.23%
Yield (1) (4)	6.61%	6.87%
Life (years) (1) (5)	3.5	4.6

(1)	Represents a weighted average as of December 31, 2009 and December 31, 2008, respectively.
(2)
Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security and exclude unrated equity investments in collateralized debt obligations with a net book value of $1.2 million and $37.5 million as of December 31, 2009 and 2008, respectively (face of $34.1 million and $37.9 million, respectively).

(3)	Represents the aggregate net book value of our portfolio allocated between fixed rate and floating rate securities.
(4)	Calculations for floating rate securities are based on LIBOR of 0.23% and 0.44% as of December 31, 2009 and December 31, 2008, respectively.
(5)	Weighted average life is based on the timing and amount of future expected principal payments through the expected repayment date of each respective investment.

The table below details the ratings and vintage distribution of our securities as of December 31, 2009 (in thousands):

	Rating as of December 31, 2009
Vintage	AAA	AA	A	BBB	BB	B	CCC and Below	Total
2007	$—	$—	$—	$—	$2,812	$—	$28,921	$31,733
2006	—	—	—	—	—	8,933	28,325	37,258
2005	—	—	—	11,865	1,250	14,630	22,104	49,849
2004	—	24,848	19,225	—	25,540	9,781	—	79,394
2003	9,905	—	—	4,976	—	13,488	1,162	29,531
2002	—	—	—	6,616	—	2,599	602	9,817
2001	—	—	—	4,843	14,204	—	—	19,047
2000	7,506	—	—	—	4,982	—	22,948	35,436
1999	—	—	11,436	1,432	17,360	—	—	30,228
1998	117,349	—	82,791	75,314	11,807	—	12,900	300,161
1997	—	—	35,101	4,876	8,580	246	18,778	67,581
1996	24,205	—	—	—	—	—	956	25,161
Total	$158,965	$24,848	$148,553	$109,922	$86,535	$49,677	$136,696	$715,196

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

As detailed in Note 2, on August 4, 2005 we changed the accounting classification of our then portfolio of securities from available-for-sale to held-to-maturity. While we typically account for the securities in our portfolio on a held-to-maturity basis, under certain circumstances we will account for securities on an available-for-sale basis. As of both December 31, 2009 and 2008, we had no securities classified as available-for-sale. Our securities’ book value as of December 31, 2009 is comprised of (i) our amortized cost basis, as defined under GAAP, of $723.6 million (of which $632.4 million related to CMBS and $91.3 million related to CDOs and other securities), (ii) amounts related to mark-to-market adjustments on securities previously classified as available-for-sale of $5.6 million and (iii) the portion of other-than-temporary impairments of ($14.0) million not related to expected credit losses.

Quarterly, we reevaluate our securities portfolio to determine if there has been an other-than-temporary impairment based upon expected future cash flows. As a result of this evaluation, under the guidance discussed in Note 2, during 2009, we recorded a gross other-than-temporary impairment of $123.9 million. This gross other-than-temporary impairment includes $109.6 million related to expected credit losses which has been recorded through earnings, and $14.3 million of fair value adjustments in excess of expected credit losses, or Valuation Adjustments, which have been recorded as a component of accumulated other comprehensive income/(loss) on our consolidated balance sheet with no impact on earnings. In 2008, we recorded an other-than-temporary impairment of $917,000, which was recorded entirely through earnings.

To determine the component of the gross other-than-temporary impairment related to expected credit losses, we compare the amortized cost basis of each other-than-temporarily impaired security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. Significant judgment of management is required in this analysis that includes, but is not limited to, (i) assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans, and (ii) current subordination levels at both the individual loans which serve as collateral under our securities and at the securities themselves.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table summarizes activity related to the other-than-temporary impairments of our securities during the year ended December 31, 2009 (in thousands):
	Gross Other-Than-Temporary Impairments	Credit Related Other-Than-Temporary Impairments	Non-Credit Related Other-Than-Temporary Impairments

December 31, 2008	$2,243	$2,243	$—

Impact of change in accounting principle (1)	—	(2,243)	2,243
Additions due to change in expected cash flows	123,894	109,638	14,256
Reductions due to realized losses on previously impaired securities	(5,779)	(5,779)	—
Amortization of other-than-temporary impairments	(2,011)	464	(2,475)

December 31, 2009	$118,347	$104,323	$14,024

(1)
Represents a reclassification to other comprehensive income of other-than-temporary impairments on securities which were previously recorded in earnings. As discussed in Note 2, upon adoption of FSP FAS 115-2 these impairments were reassessed and determined to be related to fair value adjustments in excess of expected credit losses.

Certain of our securities are carried at values in excess of their fair values. This difference can be caused by, among other things, changes in interest rates and credit spreads. As of December 31, 2009, 56 securities with an aggregate carrying value of $585.3 million were carried at values in excess of their fair values. Fair value for these securities was $389.8 million as of December 31, 2009. In total, as of December 31, 2009, we had 73 investments in securities with an aggregate carrying value of $715.2 million that have an estimated fair value of $527.7 million, including 65 investments in CMBS with an estimated fair value of $455.4 million and 8 investments in CDOs and other securities with an estimated fair value of $72.3 million (these valuations do not include the value of interest rate swaps entered into in conjunction with the purchase/financing of these investments, if any). We determine fair values using third party dealer assessments of value, supplemented in limited cases with our own internal financial model-based estimations of fair value. We regularly examine our securities portfolio and have determined that, despite these changes in fair value, our expectations of future cash flows have only changed adversely for eleven of our securities, against which we have recognized other-than-temporary-impairments.

Our estimation of cash flows expected to be generated by our securities portfolio is based upon an internal review of the underlying loans securing our investments both on an absolute basis and compared to our initial underwriting for each investment. Our efforts are supplemented by third party research reports, third party market assessments and our dialogue with market participants. As of December 31, 2009, we do not intend to sell our securities, nor do we believe it is more likely than not that we will be required to sell our securities before recovery of their amortized cost bases, which may be at maturity. This, combined with our assessment of cash flows, is the basis for our conclusion that these investments are not impaired, other than as described above, despite the differences between estimated fair value and book value. We attribute the difference between book value and estimated fair value to the current market dislocation and a general negative bias against structured financial products such as CMBS and CDOs.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table shows the gross unrealized losses and fair value of our securities for which the fair value is lower than our book value as of December 31, 2009 and that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		Greater Than 12 Months		Total

	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Book Value (1)

Floating Rate	$—	$—	$24.8	($56.0)	$24.8	($56.0)	$80.8

Fixed Rate	27.6	(3.9)	337.4	(135.6)	365.0	(139.5)	504.5

Total	$27.6	($3.9)	$362.2	($191.6)	$389.8	($195.5)	$585.3

(1)
Excludes, as of December 31, 2009, $129.9 million of securities which were carried at or below fair value and securities against which an other-than-temporary impairment equal to the entire book value was recognized in earnings.

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Loans Receivable, net

Activity relating to our loans receivable for the year ended December 31, 2009 was as follows (in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value (3)

December 31, 2008	$1,847,811	($57,577)	$1,790,234

Additional fundings (1)	6,712	—	6,712
Satisfactions (2)	(72,234)	—	(72,234)
Principal paydowns	(27,177)	—	(27,177)
Discount/premium amortization & other	971	—	971
Provision for loan losses	—	(482,352)	(482,352)
Realized loan losses	(61,741)	61,741	—
Reclassification to loans held-for-sale	(58,674)	764	(57,910)

December 31, 2009	$1,635,668	($477,424)	$1,158,244

(1)	Additional fundings includes capitalized interest of $1.7 million for the year ended December 31, 2009.
(2)	Includes final maturities and full repayments.
(3)	Includes loans with a total principal balance of $1.64 billion and $1.86 billion as of December 31, 2009 and December 31, 2008, respectively.

The following table details overall statistics for our loans receivable portfolio as of December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Number of investments	61	73
Fixed / Floating (in millions) (1)	$131 / $1,027	$172 / $1,618
Coupon (2) (3)	3.72%	3.90%
Yield (2) (3)	3.58%	4.09%
Maturity (years) (2) (4)	2.6	3.3

(1)	Represents the aggregate net book value of our portfolio allocated between fixed rate and floating rate loans.
(2)	Represents a weighted average as of December 31, 2009 and December 31, 2008, respectively.
(3)	Calculations for floating rate loans are based on LIBOR of 0.23% as of December 31, 2009 and LIBOR of 0.44% as of December 31, 2008.
(4)	Represents the final maturity of the investment assuming all extension options are executed.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The tables below detail the types of loans in our portfolio, as well as the property type and geographic distribution of the properties securing our loans, as of December 31, 2009 and 2008 (in thousands):

	December 31, 2009		December 31, 2008
Asset Type	Book Value	Percentage	Book Value	Percentage
Subordinate interests in mortgages	$408,187	35%	$553,232	31%
Senior mortgages	338,828	29	434,179	24
Mezzanine loans	313,705	27	693,002	39
Other	97,524	9	109,821	6
Total	$1,158,244	100%	$1,790,234	100%

Property Type	Book Value	Percentage	Book Value	Percentage
Office	$513,837	44%	$661,761	37%
Hotel	339,708	29	688,332	38
Healthcare	141,876	12	147,397	8
Multifamily	28,511	3	123,492	7
Retail	22,879	2	42,385	3
Other	111,433	10	126,867	7
Total	$1,158,244	100%	$1,790,234	100%

Geographic Location	Book Value	Percentage	Book Value	Percentage
Northeast	$447,420	39%	$560,071	31%
Southeast	269,616	23	387,500	22
Southwest	126,935	10	295,490	16
West	112,791	10	235,386	13
Northwest	64,260	6	91,600	5
Midwest	27,711	2	28,408	2
International	54,800	5	122,387	7
Diversified	54,711	5	69,392	4
Total	$1,158,244	100%	$1,790,234	100%

There are no loans to a single borrower or to related groups of borrowers that exceeded 10% of total assets. Approximately 31% of all performing loans are secured by properties in New York state.

Quarterly, management evaluates our loan portfolio for impairment as described in Note 2. As of December 31, 2009, we identified 20 loans with an aggregate gross book value of $608.4 million for impairment, against which we have recorded a $477.4 million provision, and which are carried at an aggregate net book value of $131.0 million. These include 12 loans with an aggregate gross carrying value of $494.7 million which are current in their interest payments, against which we have recorded a $398.7 million provision, as well as eight loans which are delinquent on contractual payments with an aggregate gross carrying value of $113.7 million, against which we have recorded a $78.7 million provision. Our average balance of impaired loans was $70.0 million, $4.9 million, and $1.2 million during the years ended December 31, 2009, 2008, and 2007, respectively. Subsequent to their impairment, we recorded interest on these loans of $1.0 million, $215,000, and $106,000 during the years ended December 31, 2009, 2008, and 2007, respectively.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

In some cases our loan originations are not fully funded at closing, creating an obligation for us to make future fundings, which we refer to as Unfunded Loan Commitments. Typically, Unfunded Loan Commitments are part of construction and transitional loans. As of December 31, 2009, our four Unfunded Loan Commitments totaled $4.9 million, which will generally only be funded when and/or if the borrower meets certain performance hurdles with respect to the underlying collateral.

5. Loans Held-for-Sale, Net

As of December 31, 2009, we were in the process of finalizing a sale of one of our non-performing loans with a gross carrying value of $18.3 million to a third party. We had previously recorded a provision for loan losses of $9.2 million against this loan, and in the fourth quarter of 2009 recaptured $8.4 million of the provision to reflect the expected sales proceeds. In January 2010, we completed the sale of this loan for $17.5 million, which approximates our net book value at December 31, 2009.

In November 2009, we settled one loan which had previously been classified as held-for-sale with the borrower on a discounted basis. This loan had a gross carrying value of $14.4 million and a net carrying value of $12.0 million, which amount was approximately equal to the proceeds received.

In April 2009, one loan which had previously been classified as held-for-sale was transferred to the secured lender, Lehman Brothers, in satisfaction of our obligations under our secured borrowing facility. We recorded a net loss of $7.9 million as a result of this transaction.

In March 2009, in conjunction with the restructuring of our debt obligations, four loans with an aggregate gross carrying value of $140.4 million and a net carrying value of $92.2 million, which had been previously classified as held-for-sale, were transferred to the secured lenders, Goldman Sachs and UBS, at their net book value in satisfaction of our obligations under the respective credit facilities. See Note 9 for more details regarding our restructured debt obligations.

The following table details overall statistics for our loans held-for-sale as of December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Number of investments	1	4
Coupon (1) (2)	L + 2.75%	2.54%
Yield (1) (2)	2.98%	2.62%
Maturity (years) (1) (3)	1.0	3.2

(1)	Represents a weighted average as of December 31, 2008 based on gross carrying value, before any valuation allowance.
(2)	Calculations for floating rate loans are based on LIBOR of 0.23% and 0.44% as of December 31, 2009 and 2008, respectively.
(3)	Represents the maturity of the investment assuming all extension options are executed, and does not give effect to known sales or transfers subsequent to the balance sheet date.

6. Real Estate Held-for-Sale

In 2008, we, together with our co-lender, foreclosed on a loan secured by a multifamily property, and took title to the collateral securing the original loan. At the time the foreclosure occurred, the loan had a book balance of $11.9 million, which was reclassified as Real Estate Held-for-Sale (also referred to as Real Estate Owned) on our consolidated balance sheet as of December 31, 2008 to reflect our ownership interest in the property. Since that time, we have received $564,000 of accumulated cash from the property, which has been recorded as a reduction to our basis in the asset. In addition, we have also previously recorded an aggregate $4.2 million impairment since the time of foreclosure to reflect the property at fair value based on expected sales proceeds. In July 2009, we sold this asset for $7.1 million, which was our book value at that time, and, accordingly, we did not record a material gain or loss on the sale.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Equity Investment in Unconsolidated Subsidiaries

Our equity investments in unconsolidated subsidiaries consist primarily of our co-investments in investment management vehicles that we sponsor and manage. As of December 31, 2009, we had co-investments in two such vehicles, CT Mezzanine Partners III, Inc., or Fund III, in which we have a 4.7% investment, and CT Opportunity Partners I, LP, or CTOPI, in which we have a 4.6% investment. In addition to our co-investments, we record capitalized costs associated with these vehicles in equity investments in unconsolidated subsidiaries. As of December 31, 2009, $17.8 million of our $25.0 million capital commitment to CTOPI remains unfunded.

Activity relating to our equity investments in unconsolidated subsidiaries for the year ended December 31, 2009 was as follows (in thousands):

	Fund III	CTOPI	Other	Total

December 31, 2008	$597	$1,782	$4	$2,383

Contributions	—	3,704	—	3,704
(Loss) income from equity investments	(439)	(3,311)	14	(3,736)

December 31, 2009	$158	$2,175	$18	$2,351

In accordance with the management agreements with Fund III and CTOPI, CTIMCO may earn incentive compensation when certain returns are achieved for the shareholders/partners of Fund III and CTOPI, which will be accrued if and when earned, and when appropriate contingencies have been eliminated. In the event that additional capital calls are made at Fund III, we may be required to refund some or all of the $5.6 million incentive compensation previously received. As of December 31, 2009, our maximum exposure to loss from Fund III and CTOPI was $6.3 million and $8.4 million, respectively.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following as of December 31, 2009 and 2008 (in thousands):

	December 31, 2009	December 31, 2008
Deferred financing costs, net	$5,743	$8,342
Prepaid expenses/security deposit	1,942	1,972
Other assets	706	1,945
Common equity - CT Preferred Trusts	—	3,875
Goodwill	—	2,235
	$8,391	$18,369

Deferred financing costs include costs related to our debt obligations and are amortized using the effective interest method or a method that approximates the effective interest method, as applicable, over the life of the related debt obligations.

Our ownership interests in CT Preferred Trust I and CT Preferred Trust II, the statutory trust issuers of our legacy trust preferred securities backed by our junior subordinated notes, were accounted for using the equity method due to our determination that they were variable interest entities in which we were not the primary beneficiary. In connection with the debt restructuring described in Note 9, we eliminated 100% of our ownership interest in both CT Preferred Trust I and CT Preferred Trust II through their dissolution following the exchange of our junior subordinated notes for all outstanding trust preferred securities.

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Debt Obligations

As of December 31, 2009 and 2008, we had $1.8 billion and $2.1 billion of total debt obligations outstanding, respectively. The balances of each category of debt, their respective coupons and all-in effective costs, including the amortization of fees and expenses, were as follows (in thousands):

	December 31, 2009		December 31, 2008	December 31, 2009
Debt Obligation	Principal Balance	Book Balance	Book Balance	Coupon(1)	All-In Cost(1)		Maturity Date(2)

Repurchase obligations and secured debt
JPMorgan	$258,535	$258,203	$336,271	1.75%	1.80%		March 15, 2011
Morgan Stanley	148,344	148,170	182,937	2.09%	2.10%		March 15, 2011
Citigroup	43,825	43,764	63,830	1.57%	1.63%		March 15, 2011
Goldman Sachs	—	—	88,282	—	—		—
Lehman Brothers	—	—	18,014	—	—		—
UBS	—	—	9,720	—	—		—
Total repurchase obligations and secured debt	$450,704	450,137	699,054	1.84%	1.88%		March 15, 2011

Collateralized debt obligations (CDOs)
CDO I	233,168	233,168	252,045	0.87%	0.88%		April 23, 2012
CDO II	283,671	283,671	298,913	0.74%	0.99%		March 30, 2012
CDO III	252,982	254,156	257,515	5.23%	5.15%		February 5, 2013
CDO IV (3)	327,285	327,285	347,562	0.86%	0.97%		April 5, 2013
Total CDOs	1,097,106	1,098,280	1,156,035	1.84%	1.92%		October 4, 2012

Senior credit facility - WestLB	99,188	99,188	100,000	3.23%	7.20%		March 15, 2011

Junior subordinated notes - A (4)	143,753	128,077	—	1.00%	4.28%		April 30, 2036
Junior subordinated notes - B	—	—	128,875	—	—		—

Total/Weighted Average	$1,790,751	$1,775,682	$2,083,964	1.85%	2.38%	(5)	December 23, 2013

(1)	Represents a weighted average for each respective facility, assuming LIBOR of 0.23% at December 31, 2009 for floating rate debt obligations.
(2)
Maturity dates for our repurchase obligations with JPMorgan, Morgan Stanley and Citigroup, and our senior credit facility, assume we meet the necessary conditions to exercise a one year extension option, which we have met subsequent to year-end as described in Note 22. Maturity dates for our CDOs represent a weighted average date based on the timing of expected principal repayments to the respective bondholders.

(3)	Comprised (at December 31, 2009) of $314.0 million of floating rate notes sold and $13.3 million of fixed rate notes sold.
(4)
Represents the junior subordinated notes issued pursuant to the exchange transactions on March 16, 2009 and May 14, 2009. The coupon will remain at 1.00% per annum through April 29, 2012, increase to 7.23% per annum for the period from April 30, 2012 through April 29, 2016 and then convert to a floating interest rate of three-month LIBOR + 2.44% per annum through maturity.

(5)	Including the impact of interest rate hedges with an aggregate notional balance of $417.1 million as of December 31, 2009, the effective all-in cost of our debt obligations would be 3.47% per annum.

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Specifically, on March 16, 2009, we entered into separate amendments to the respective master repurchase agreements with JPMorgan, Morgan Stanley and Citigroup. Pursuant to the terms of each such agreement, we repaid the balance outstanding with each participating secured lender by an amount equal to three percent (3%) of the then outstanding principal amount due under its existing secured, recourse credit facility, $17.7 million in the aggregate, and further amended the terms of each such facility, without any change to the collateral pool securing the debt owed to each participating secured lender, to provide the following:

•
Maturity dates were modified to one year from the March 16, 2009 effective date of each respective agreement, which maturity dates may be extended further for two one-year periods. The first one-year extension option is exercisable by us so long as the outstanding balance as of the first extension date is less than or equal to a certain amount, reflecting a reduction of twenty percent (20%), including the upfront payment described above, of the outstanding amount from the date of the amendments, and no other defaults or events of default have occurred and are continuing, or would be caused by such extension. As described in Note 22, we qualified for this extension subsequent to year-end. The second one-year extension option is exercisable by each participating secured lender in its sole discretion.

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

•
We eliminated the cash margin call provisions and amended the mark-to-market provisions that were in effect under the original terms of the secured credit facilities. Under the revised secured credit facilities, going forward, collateral value is expected to be determined by our lenders based upon changes in the performance of the underlying real estate collateral as opposed to changes in market spreads under the original terms. Beginning September 2009, or earlier in the case of defaults on loans that collateralize any of our secured credit facilities, each collateral pool may be valued monthly. If the ratio of a secured lender’s total outstanding secured credit facility balance to total collateral value exceeds 1.15x the ratio calculated as of the effective date of the amended agreements, we may be required to liquidate collateral and reduce the borrowings or post other collateral in an effort to bring the ratio back into compliance with the prescribed ratio, which may or may not be successful.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

•
limit the total cash compensation to all employees and, specifically with respect to our chief executive officer and chief financial officer, freeze their base salaries at 2008 levels, and require cash bonuses to any of them to be approved by a committee comprised of one representative designated by the secured lenders, the administrative agent under the senior credit facility and a representative of our board of directors;

•	prohibit the payment of cash dividends to our common shareholders except to the minimum extent necessary to maintain our REIT status;

•	require us to maintain a minimum amount of liquidity, as defined, of $7.0 million in year one and $5.0 million thereafter;

•	trigger an event of default if our chief executive officer ceases his employment with us during the term of the agreement and we fail to hire a replacement acceptable to the lenders; and

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

The following table details our progress towards reducing the outstanding principal amounts under our secured credit facilities in order to meet the conditions for the first one-year extension thereof (in thousands):

					March 15, 2009 to December 31, 2009 Change
	December 31, 2009		March 15, 2009				Target	Additional
Participating Secured Lender	Collateral Balance (1)	Debt Obligation (A)	Collateral Balance (1)	Debt Obligation	Collateral Balance	Debt Obligation	Debt Obligation (B)	Debt Reduction Required (A-B) (2)
JPMorgan (3)	$503,506	$258,535	$562,462	$334,968	$(58,956)	$(76,433)	$268,872	N/A
Morgan Stanley	387,018	148,344	411,342	181,350	(24,324)	(33,006)	145,688	2,656
Citigroup	77,648	43,825	99,590	63,830	(21,942)	(20,005)	50,894	N/A
	$968,172	$450,704	$1,073,394	$580,148	$(105,222)	$(129,444)	$465,454	$2,656

(1)	Represents the aggregate outstanding principal balance of collateral as of each respective period.
(2)
Represents the amount by which we are required to reduce our debt obligations by March 15, 2010 in order to qualify for a one-year extension, which we have met subsequent to year-end as described in Note 22.

(3)
The additional debt reduction required under our agreement with JPMorgan is subject to adjustment based on changes in the fair value of certain of our interest rate swap agreements with JPMorgan between December 31, 2009 and March 15, 2010. Amount noted above assumes no change in the fair value of such derivatives as of December 31, 2009.

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

On March 16, 2009, we also entered into an agreement to terminate the master repurchase agreement with Goldman Sachs, pursuant to which we satisfied the indebtedness due under the Goldman Sachs secured credit facility. Specifically, we: (i) pre-funded certain required advances of approximately $2.4 million under one loan in the collateral pool, (ii) paid Goldman Sachs $2.6 million to effect a full release to us of another loan, and (iii) transferred all of the other assets that served as collateral for Goldman Sachs to Goldman Sachs for a purchase price of $85.7 million as payment in full for the balance remaining under the secured credit facility. Goldman Sachs agreed to release us from any further obligation under the master repurchase agreement.

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

The following table details the aggregate outstanding principal balance, carrying value and fair value of our assets, primarily loans receivable, which were pledged as collateral under our secured credit facilities as of December 31, 2009, as well as the amount at risk under each facility (in thousands). The amount at risk is generally equal to the carrying value of our collateral less the outstanding principal balance of the associated credit facility.

		Loans and Securities Collateral Balances, as of December 31, 2009
Secured Lender	Facility Balance	Principal Balance	Carrying Value	Fair Market Value	Amount at Risk (1)
JPMorgan	$258,535	$503,506	$385,825	$295,137	$134,290
Morgan Stanley (2)	148,344	387,018	200,823	142,377	52,480
Citigroup	43,825	77,648	75,585	53,176	31,760
	$450,704	$968,172	$662,233	$490,690	$218,530

(1)
Amount at risk is calculated on an asset-by-asset basis for each facility and considers the greater of (a) the carrying value of an asset and (b) the fair value of an asset, in determining the total risk.

(2)
Amounts other than principal exclude certain subordinate interests in our CDOs which have been pledged as collateral to Morgan Stanley. These interests have been eliminated in consolidation and therefore have a carrying value of zero on our balance sheet.

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2009, we had $99.2 million outstanding under our senior credit facility at a cash cost of LIBOR plus 3.00%. Since we amended and restated our senior credit agreement on March 16, 2009, we have made amortization payments of $3.8 million, and $3.0 million of accrued interest was added to the outstanding balance.

Junior Subordinated Notes

Prior to March 2009, we had a total of $128.9 million of junior subordinated notes outstanding (securing $125.0 million of trust preferred securities sold to third parties), at a cash cost of 7.20% per annum.

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

On May 14, 2009, we reached an agreement with the remaining holders of our Trust II Securities to issue new junior subordinated notes on substantially similar terms as the Trust Securities mentioned above in exchange for $21.9 million face amount of the Trust Securities.

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

As of December 31, 2009, we had a principal balance of $143.8 million ($128.1 million book balance) of junior subordinated notes at a cash cost of 1.00% per annum.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Collateralized Debt Obligations

As of December 31, 2009, we had CDOs outstanding from four separate issuances with a total face value of $1.1 billion. Our CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet representing the amortized sales price of the securities we sold to third parties. On a combined basis, our CDOs provide us with $1.1 billion of non-recourse, non-mark-to-market, index matched financing at a weighted average cash cost of 0.54% over the applicable indices (1.84% at December 31, 2009) and a weighted average all-in cost of 0.63% over the applicable indices (1.92% at December 31, 2009). As of December 31, 2009, $409.0 million of our loans receivable and $697.9 million of our securities were financed by our CDOs. As of December 31, 2008, $548.8 million of our loans receivable and $746.0 million of our securities were financed by our CDOs. During 2009, we received downgrades to 8 classes of CDO I, 5 classes of CDO II, 13 classes CDO III, and 15 classes of CDO IV.

CDO I and CDO II each have interest coverage and overcollateralization tests, which when breached provide for hyper-amortization of the senior notes sold by a redirection of cash flow that would otherwise have been paid to the subordinate classes, some of which are owned by us. When such tests are in breach for six consecutive months, the reinvesting feature of the CDO is suspended. The hyper-amortization is ceased once the test is back in compliance. The overcollateralization tests are a function of impairments to the CDO collateral. During the first quarter of 2009, we were informed by our CDO trustee of impairments due to rating agency downgrades of certain of the securities which serve as collateral in all of our CDOs. The impairments resulted in a breach of a CDO II overcollateralization test. During the second and third quarters, additional ratings downgrades on securities combined with the non-performance of loan collateral resulted in breaches of the CDO I overcollateralization tests and an additional CDO II overcollateralization test failure as well as a breach of a CDO II interest coverage test. These breaches have caused the redirection of CDO I and CDO II cash flow that would otherwise have been paid to the subordinate classes of the CDOs, some of which we own.

Furthermore, all four of our CDOs provide for the re-classification of interest proceeds from impaired collateral as principal proceeds. During the first quarter of 2009, we were informed by our CDO trustee of impairments due to rating agency downgrades of certain of the securities which serve as collateral in all of our CDOs resulting in the reclassification of interest proceeds from those securities as principal proceeds. During the second and third quarters of 2009, additional downgrades of securities in CDO IV resulted in additional impairments and therefore a redirection of cash flow from us to senior note holders. Other than collateral management fees, we currently receive cash payments from only one of our four CDOs, CDO III.

10. Participations Sold

Participations sold represent interests in certain loans that we originated and subsequently sold to one of our investment management vehicles, CT Large Loan 2006, Inc., and third parties. We present these sold interests as both assets and non-recourse liabilities on the basis that these arrangements do not qualify as sales under GAAP. We have no economic exposure to these liabilities in excess of the value of the assets sold. As of December 31, 2009, we had five such participations sold with a total gross carrying value of $289.1 million.

The income earned on the loans is recorded as interest income and an identical amount is recorded as interest expense on the consolidated statements of operations. Generally, participations sold are recorded as assets and liabilities in equal amounts on our consolidated balance sheet. During 2009, we recorded $172.5 million of provisions for loan loses against certain of our participations sold assets, resulting in a net book value of $116.6 million. The associated liabilities have not been adjusted as of December 31, 2009, because we are prohibited by GAAP from reducing their carrying value until the loan assets are contractually extinguished.

As of December 31, 2008, we had five such participations sold with an aggregate gross carrying value (for both assets and liabilities) of $292.7 million.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table describes our participations sold assets and liabilities as of December 31, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2009	2008
Participations sold assets
Gross carrying value	$289,144	$292,669
Less: Provision for loan losses	(172,465)	—
Net book value of assets	$116,679	$292,669

Participations sold liabilities
Net book value of liabilities	$289,144	$292,669

Net impact to shareholders' equity	($172,465)	$—

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

The following table summarizes the notional and fair values of our interest rate swaps as of December 31, 2009 and 2008. The notional value provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk (in thousands):

Type	Counterparty	December 31, 2009 Notional Amount	Interest Rate (1)	Maturity	December 31, 2009 Fair Value	December 31, 2008 Fair Value
Cash Flow Hedge	Swiss RE Financial	$272,653	5.10%	2015	($21,786)	($29,383)
Cash Flow Hedge	Bank of America	45,074	4.58%	2014	(3,005)	(4,526)
Cash Flow Hedge	Morgan Stanley	18,131	3.95%	2011	(794)	(1,053)
Cash Flow Hedge	JPMorgan Chase	17,933	5.14%	2014	(1,182)	(2,867)
Cash Flow Hedge	JPMorgan Chase	16,894	4.83%	2014	(966)	(2,550)
Cash Flow Hedge	JPMorgan Chase	16,377	5.52%	2018	(1,238)	(3,827)
Cash Flow Hedge	Bank of America	11,054	5.05%	2016	(930)	(1,366)
Cash Flow Hedge	JPMorgan Chase	7,062	5.11%	2016	(440)	(706)
Cash Flow Hedge	Bank of America	5,104	4.12%	2016	(212)	(430)
Cash Flow Hedge	JPMorgan Chase	3,253	5.45%	2015	(237)	(663)
Cash Flow Hedge	JPMorgan Chase	2,831	5.08%	2011	(120)	(241)
Cash Flow Hedge	Morgan Stanley	780	5.31%	2011	(40)	(60)
Cash Flow Hedge	JPMorgan Chase	—	5.02%	2009	—	(302)
Total/Weighted Average		$417,146	4.99%	2015	($30,950)	($47,974)

(1)
Represents the gross fixed interest rate we pay to our counterparties under these derivative instruments. We receive an amount of interest indexed to one-month LIBOR on all of our interest rate swaps as of December 31, 2009 and 2008.

As of both December 31, 2009 and 2008, all of our derivative financial instruments were recorded at fair value as interest rate hedge liabilities on our consolidated balance sheet. During the year ended December 31, 2009, we did not enter into any new derivative financial instrument contracts and one derivative financial instrument contract matured.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below shows amounts recorded to other comprehensive income and amounts recorded to interest expense from other comprehensive income for the years ended December 31, 2009 and 2008 (in thousands):

	Amount of gain (loss) recognized		Amount of loss reclassified from OCI
	in OCI for the year ended		to income for the year ended (1)
Hedge	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

Interest rate swaps	$17,024	($29,640)	($20,374)	($9,698)

(1)	Represents net amounts paid to swap counterparties during the period, which are included in interest expense, offset by an immaterial amount of non-cash swap amortization.

All of our hedges were classified as highly effective for all of the periods presented, and over the next twelve months we expect approximately $18.1 million to be reclassified from other comprehensive income to interest expense.

Certain of our derivative agreements contain provisions whereby a default on any of our debt obligations could also constitute a default under these derivative obligations. As of December 31, 2009, the fair value of such derivatives in a net liability position related to these agreements was $7.2 million. If we breach any of these provisions we could be required to settle our obligations under the agreements at their termination value.

As of December 31, 2009, we were not in default under any of our debt obligations and have not posted any assets as collateral under our derivative agreements.

12. Shareholders’ (Deficit) Equity

Authorized Capital

We have the authority to issue up to 200,000,000 shares of stock, consisting of (i) 100,000,000 shares of class A common stock and (ii) 100,000,000 shares of preferred stock. Subject to applicable New York Stock Exchange listing requirements, our board of directors is authorized to issue additional shares of authorized stock without shareholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock.

Common Stock

Shares of class A common stock are entitled to vote on all matters presented to a vote of shareholders, except as provided by law or subject to the voting rights of any outstanding preferred stock. Holders of record of shares of class A common stock on the record date fixed by our board of directors are entitled to receive such dividends as may be declared by the board of directors subject to the rights of the holders of any outstanding preferred stock. A total of 22,339,328 shares of common stock and stock units were issued and outstanding as of December 31, 2009.

We did not repurchase any of our common stock during the year ended December 31, 2009 other than the 52,986 shares we acquired pursuant to elections by incentive plan participants to satisfy tax withholding obligations through the surrender of shares equal in value to the amount of the withholding obligation incurred upon the vesting of restricted stock.

Preferred Stock

We have not issued any shares of preferred stock since we repurchased all of the previously issued and outstanding preferred stock in 2001.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Warrants

As discussed in Note 9, in conjunction with our debt restructuring, we issued to certain of our secured lenders warrants to purchase an aggregate 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share. The warrants will become exercisable on March 16, 2012 and expire on March 16, 2019, and may be exercised through a cashless exercise at the option of the warrant holders. The fair value assigned to these warrants, totaling $940,000, has been recorded as an increase to additional paid-in capital, and will be amortized over the term of the related debt obligations. The warrants were valued using the Black-Scholes valuation method.

Dividends

We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with GAAP) to our shareholders so as to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. If necessary for REIT qualification purposes, we may need to distribute any taxable income remaining after giving effect to the distribution of the final regular quarterly dividend each year, together with the first regular quarterly dividend payment of the following taxable year or, at our discretion, in a separate dividend distributed prior thereto. We refer to these dividends as special dividends. As required by covenants in our restructured debt obligations, our cash dividend distributions are restricted to the minimum amount necessary to maintain our status as a REIT. Moreover, such covenants require us to make any distribution in stock to the extent permitted, taking into consideration the recent Internal Revenue Service rulings which allow REITs to distribute up to 90% of their dividends in the form of stock for tax years ending on or before December 31, 2011.

In addition to the foregoing restrictions, our dividend policy remains subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon our taxable income, our financial condition, our maintenance of REIT status and other factors as our board of directors deems relevant. No dividends were declared during the year ended December 31, 2009.

Earnings Per Share

The following table sets forth the calculation of Basic and Diluted earnings per share, or EPS, based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the years ended December 31, 2009 and 2008 (in thousands, except share and per share amounts):

	Year Ended December 31, 2009			Year Ended December 31, 2008
	Net	Wtd. Avg.	Per Share	Net	Wtd. Avg.	Per Share
	Loss	Shares	Amount	Loss	Shares	Amount
Basic EPS:
Net loss allocable to common stock	$(576,437)	22,378,868	$(25.76)	$(57,538)	21,098,935	$(2.73)
Effect of Dilutive Securities:
Warrants & Options outstanding for the purchase of common stock	—	—		—	—
Diluted EPS:
Net loss per share of common stock and assumed conversions	$(576,437)	22,378,868	$(25.76)	$(57,538)	21,098,935	$(2.73)

As of December 31, 2009, Diluted EPS excludes 162,000 options and 3.5 million warrants which were antidilutive for the period. These instruments could potentially impact Diluted EPS in future periods, depending on changes in our stock price. As of December 31, 2008 Diluted EPS excludes 170,000 options which were similarly antidilutive.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the calculation of Basic and Diluted EPS based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the year ended December 31, 2007 (in thousands, except share and per share amounts):

	Year Ended December 31, 2007
	Net	Wtd. Avg.	Per Share
	Income	Shares	Amount
Basic EPS:
Net income allocable to common stock	$84,366	17,569,690	$4.80
Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	120,576
Diluted EPS:
Net loss per share of common stock and assumed conversions	$84,366	17,690,266	$4.77

As of December 31, 2007 Diluted EPS excludes 120,000 options which were antidilutive for the period.

13. General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2009, 2008, and 2007 consisted of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Personnel costs	$10,641	$12,603	$14,480
Employee stock based compensation	293	3,478	4,606
Professional services	5,456	5,297	5,094
Restructuring costs	3,042	—	—
Operating and other costs	2,670	3,501	3,212
Employee promote compensation	—	78	2,564
Total	$22,102	$24,957	$29,956

14. Income Taxes

We account for our operations using accounting principles generally accepted in the United States, or GAAP. Below, we reconcile the differences between our GAAP-basis reporting and the equivalent amounts prepared on an income tax basis.

Our operations are conducted in two separate taxable entities, Capital Trust, Inc. (a real estate investment trust, or REIT) and CTIMCO (a wholly owned taxable REIT subsidiary, or TRS, of the REIT). These entities are presented on a consolidated basis under GAAP, however are separate tax payers.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below shows our consolidated GAAP net loss, as well as the contributions from each of the REIT and the TRS on a GAAP basis:

GAAP Net Loss Detail
(in thousands)	Year Ended December 31, 2009
REIT GAAP net loss	($575,086)
TRS GAAP net loss	(1,351)
Consolidated GAAP net loss	($576,437)

REIT (Capital Trust, Inc.)

We made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal, state, and local income taxes. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates. As of December 31, 2009 and 2008, we were in compliance with all REIT requirements.

In addition, we are subject to taxation on the income generated by investments in our CDOs. Due to the redirection provisions of our CDOs, which reallocate principal proceeds and interest otherwise distributable to us to repay senior note holders, assets financed through our CDOs may generate current taxable income without a corresponding cash distribution to us.

The table below reconciles the differences between GAAP net loss and estimated taxable loss for the REIT:

REIT GAAP to Tax Reconciliation
(in thousands)	Year Ended December 31, 2009
REIT GAAP net loss	($575,086)

GAAP to tax differences:
Provision for loan losses on participations sold	172,465
Losses, allowances and provisions on investments(1)	42,366
Equity investments(2)	3,676
General and administrative(3)	525
Deferred income	1,609
Other	440
Subtotal	221,081

REIT taxable loss (pre-dividend)	($354,005)

(1)
Comprised of (i) losses treated as “capital losses” for tax and (ii) 2009 GAAP losses that will be recognized in future tax periods. This is offset by tax losses recognized in 2009 that were recorded as GAAP losses in prior periods.

(2)	GAAP to tax differences relating to our investments in CTOPI and Fund III.
(3)	Primarily differences associated with compensation to our directors.

For tax year 2009, we do not expect to pay any significant taxes at the REIT, as we have an estimated taxable loss for the period.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2009, we have $357.0 million of net operating losses, or NOLs, and $64.4 million of net capital losses, or NCLs, available to be carried forward and utilized in future periods.

TRS (CTIMCO)

CTIMCO is a wholly-owned subsidiary that operates our investment management business (including the management of Capital Trust, Inc.) and holds certain of our assets. As a TRS, CTIMCO is subject to corporate taxation.

The table below reconciles GAAP net loss to estimated taxable income for the TRS:

TRS GAAP to Tax Reconciliation
(in thousands)	Year Ended December 31, 2009
TRS GAAP net loss	($1,351)
TRS income tax benefit	(286)
TRS GAAP net loss (pre GAAP tax benefit)	(1,637)

GAAP to tax differences:
General and administrative (1)	1,116
Intangible assets(2)	2,235
Other	20
Subtotal	3,371

TRS taxable income (pre-NOL) (3)	$1,734

(1)	Primarily differences associated with stock based and other compensation to our employees.
(2)	Represents timing differences related to the write off of goodwill for GAAP in 2009.
(3)	We will utilize our NOLs carried forward from prior tax periods to fully offset taxable income at the TRS.

For tax year 2009, we do not expect to pay any significant taxes at the TRS, as the TRS is expected to utilize net operating loss, or NOL, carryforwards to offset its estimated taxable income.

GAAP Tax Provision (Consolidated)

During 2009, in our GAAP-basis consolidated financial statements, we recorded an income tax benefit of $694,000, which was primarily due to a $408,000 tax refund. The remaining balance was primarily a result of changes to our deferred tax asset relating to (i) GAAP-to-tax differences for stock-based and other compensation to our employees, (ii) changes in intangible assets, and (iii) utilization of net operating losses.

Deferred Income Taxes (TRS)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for tax reporting purposes.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The significant components of deferred tax assets and liabilities, which were generated entirely by CTIMCO, were as follows (in thousands):

	December 31, 2009	December 31, 2008
NOL carryforwards	$1,178	$2,431
Stock-based compensation expense	67	321
Intangible assets	—	(1,025)
Other	787	482
Deferred tax asset	2,032	2,209
Valuation allowance	—	(503)
Net deferred tax asset	$2,032	$1,706

As of December 31, 2009, tax years 2006 through 2009 remain subject to examination by taxing authorities.

15. Employee Benefit Plans

We had four benefit plans in effect as of December 31, 2009: (1) the Second Amended and Restated 1997 Long-Term Incentive Stock Plan, or 1997 Employee Plan, (2) the Amended and Restated 1997 Non-Employee Director Stock Plan, or 1997 Director Plan, (3) the Amended and Restated 2004 Long-Term Incentive Plan, or 2004 Plan, and (4) the 2007 Long-Term Incentive Plan, or 2007 Plan. The 1997 Employee Plan and 1997 Director Plan expired in 2007 and no new awards may be issued under them, and no further grants will be made under the 2004 Plan. Under the 2007 Plan, a maximum of 700,000 shares of class A common stock may be issued. Shares canceled under the 2004 Plan are available to be reissued under the 2007 Plan. As of December 31, 2009, there were 492,763 shares available under the 2007 Plan.

Under these plans, our employees are issued shares of our restricted common stock which is expensed by us over their vesting period. A portion of these shares vest pro-rata over a three-year service period, with the remainder contingently vesting after a four-year period based on the returns we have achieved.

As of December 31, 2009, unvested share-based compensation consisted of 79,023 shares of restricted common stock with an unamortized value of $230,000. Subject to vesting conditions and the continued employment of certain employees, these costs will be recognized as compensation expense over the next 3 years.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Activity under these four plans for the year ended December 31, 2009 is summarized in the table below in share and share equivalents:

Benefit Type	1997 Employee Plan	1997 Director Plan	2004 Plan	2007 Plan	Total
Options(1)
Beginning Balance	170,477	—	—	—	170,477
Expired	(8,251)	—	—	—	(8,251)
Ending Balance	162,226	—	—	—	162,226

Restricted Common Stock(2)
Beginning Balance	—	—	289,637	41,560	331,197
Granted	—	—	—	216,269	216,269
Vested	—	—	(48,495)	(21,502)	(69,997)
Forfeited	—	—	(237,662)	(160,784)	(398,446)
Ending Balance	—	—	3,480	75,543	79,023

Stock Units(3)
Beginning Balance	—	80,017	—	135,434	215,451
Granted/deferred/vested	—	—	—	248,595	248,595
Ending Balance	—	80,017	—	384,029	464,046
Total Outstanding	162,226	80,017	3,480	459,572	705,295

(1)	All options are fully vested as of December 31, 2009.
(2)
Comprised of both performance based awards that vest upon the attainment of certain common equity return thresholds and time based awards that vest based upon an employee’s continued employment on vesting dates.

(3)	Stock units are granted to certain members of our board of directors in lieu of cash compensation for services and in lieu of dividends earned on previously granted stock units.

The following table summarizes the outstanding options as of December 31, 2009:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (in Years)
Exercise Price per Share	1997 Employee Plan	1997 Employee Plan	1997 Employee Plan
$10.00 - $15.00	35,557	$13.50	0.93
$15.00 - $20.00	126,669	16.38	0.75
Total/Weighted Average	162,226	$15.75	0.79

In addition to the equity interests detailed above, we may grant percentage interests in the incentive compensation received by us from certain of our investment management vehicles. As of December 31, 2009, we had granted a portion of the Fund III incentive compensation received by us.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

A summary of the unvested restricted common stock as of and for the year ended December 31, 2009 was as follows:

	Restricted Common Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2009	331,197	$30.61
Granted	216,269	3.32
Vested	(69,997)	25.02
Forfeited	(398,446)	21.58
Unvested at December 31, 2009	79,023	$7.99

A summary of the unvested restricted common stock as of and for the year ended December 31, 2008 was as follows:

	Restricted Common Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2008	423,931	$30.96
Granted	44,550	27.44
Vested	(133,384)	various
Forfeited	(3,900)	various
Unvested at December 31, 2008	331,197	$30.61

A summary of the unvested restricted common stock as of and for the year ended December 31, 2007 was as follows:

	Restricted Common stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2007	480,967	$29.56
Granted	23,015	51.25
Vested	(80,051)	28.38
Forfeited	—	—
Unvested at December 31, 2007	423,931	$30.96

The total fair value of restricted shares which vested during the years ended December 31, 2009, 2008, and 2007 was $301,000, $2.2 million, and $3.3 million, respectively.

16. Fair Values of Financial Instruments

As discussed in their respective notes to our consolidated financial statements, certain of our assets and liabilities are measured at fair value on either a recurring or nonrecurring basis. These fair values are determined using a variety of inputs and methodologies, which are detailed below. As discussed in Note 2, the “Fair Value Measurement and Disclosures” topic of the Codification establishes a fair value hierarchy that prioritizes the inputs used in determining fair value under GAAP, which includes the following classifications, in order of priority:

•	Level 1 generally includes only unadjusted quoted prices in active markets for identical assets or liabilities as of the reporting date.

•	Level 2 inputs are those which, other than Level 1 inputs, are observable for identical or similar assets or liabilities.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

•	Level 3 inputs generally include anything which does not meet the criteria of Levels 1 and 2, particularly any unobservable inputs.

The following table summarizes our assets and liabilities recorded at fair value as of December 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using

	Total	Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Loans held-for-sale (1)	$17,548	$17,548	$—	$—
Interest rate hedge liabilities	(30,950)	—	(30,950)	—

Measured on a nonrecurring basis:
Impaired loans (2)	$130,977	$—	$—	$130,977
Impaired securities (3)	3,654	—	2,775	879

(1)	Our one loan held-for-sale was sold subsequent to year end, and recorded at such sale proceeds as of December 31, 2009.
(2)	Loans receivable against which we have recorded a provision for loan losses as of December 31, 2009.
(3)	Securities which were other-than-temporarily impaired during the three months ended December 31, 2009.

The following methods and assumptions were used to estimate the fair value of each type of asset and liability which was recorded at fair value as of December 31, 2009:

Loans held-for-sale, net: We determined the fair value of our one loan held-for-sale based upon the proceeds received from its sale in January 2010.

Interest rate hedge liabilities: Interest rate hedges were valued using advice from a third party derivative specialist, based on a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs such as credit valuation adjustments due to the risk of non-performance by both us and our counterparties.

Impaired loans: The loans identified for impairment are collateral dependant loans. Impairment on these loans is measured by comparing management’s estimation of fair value of the underlying collateral to the carrying value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. The table above includes all impaired loans, regardless of the period in which impairment was recognized.

Impaired securities: Securities which are other-than-temporarily impaired have been valued by a combination of (a) obtaining assessments from third party dealers and, in limited cases where such assessments are unavailable or, in the opinion of management, deemed not to be indicative of fair value, (b) discounting expected cash flows using internal cash flow models and estimated market discount rates. The expected cash flows of each security are based on management’s assumptions regarding the collection of principal and interest on the underlying loans and securities. The table above includes only securities which were impaired during the three months ended December 31, 2009. Previously impaired securities have been subsequently adjusted for amortization, and are therefore no longer reported at fair value as of December 31, 2009.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

In addition to the above disclosures for assets and liabilities which are recorded at fair value, GAAP also requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the estimated market discount rate and the estimated future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Rather, these fair values reflect the amounts that management believes are realizable in an orderly transaction among willing parties. These disclosure requirements exclude certain financial instruments and all non-financial instruments.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments, excluding those described above that are carried at fair value, for which it is practicable to estimate that value:

Cash and cash equivalents: The carrying amount of cash on hand and money market funds is considered to be a reasonable estimate of fair value.

Securities held-to-maturity: These investments, other than securities that have been other-than-temporarily impaired, are presented on a held-to-maturity basis and not at fair value. The fair values have been estimated by a combination of (a) obtaining assessments from third party dealers and, in limited cases where such assessments are unavailable or, in the opinion of management, deemed not to be indicative of fair value, (b) discounting expected cash flows using internal cash flow models and estimated market discount rates. The expected cash flows of each security are based on management’s assumptions regarding the collection of principal and interest on the underlying loans and securities.

Loans receivable, net: Other than impaired loans, these assets are reported at their amortized cost and not at fair value. The fair values were estimated by management taking into consideration factors including capitalization rates, leasing, occupancy rates, availability and cost of financing, exit plan, sponsorship, actions of other lenders and indications of market value from other market participants.

Repurchase obligations: These instruments are presented on the basis of their total face balance, less unamortized discount. As a result of our debt restructuring on March 16, 2009, our repurchase obligations no longer have terms which are comparable to other facilities in the market. Given the unique nature of our restructured obligations, it is not practicable to estimate their fair value. Accordingly, they are included at their current face value in the table below. See Note 9 for a detailed description of our repurchase obligations.

Collateralized debt obligations: These obligations are presented on the basis of proceeds received at issuance and not at fair value. The fair values have been estimated by obtaining assessments from third party dealers.

Senior credit facility: This instrument is presented on the basis of total cash proceeds borrowed, and not at fair value. In 2009, the fair value was estimated by management based on the amount at which similar placed financial instruments would be valued today. In 2008, the fair value was estimated based on the interest rate that was available in the market for similar credit facilities at that time.

Junior subordinated notes: These instruments are presented on the basis of their total face balance, less unamortized discount. In 2009, the fair value was estimated by management based on the amount at which similar placed financial instruments would be valued today. In 2008, the fair value was estimated by calculating the present value of future cash flows based on market interest rates.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table details the carrying amount, face amount, and approximate fair value of the financial instruments described above (in thousands):

Fair Value of Financial Instruments
(in thousands)	December 31, 2009			December 31, 2008
	Carrying Amount	Face Amount	Fair Value	Carrying Amount	Face Amount	Fair Value
Financial assets:
Cash and cash equivalents	$27,954	$27,954	$27,954	$45,382	$45,382	$45,382
Securities held-to-maturity	715,196	856,388	527,662	852,211	883,958	582,478
Loans receivable, net	1,158,244	1,640,150	904,696	1,790,234	1,855,432	1,589,929

Financial liabilities:
Repurchase obligations	450,137	450,704	450,704	699,054	699,054	699,054
Collateralized debt obligations	1,098,280	1,097,106	494,704	1,156,035	1,154,504	441,245
Senior credit facility	99,188	99,188	24,797	100,000	100,000	94,155
Junior subordinated notes	128,077	143,753	14,375	128,875	128,875	80,099
Participations sold	289,144	289,209	102,220	292,669	292,734	258,416

17. Supplemental Disclosures for Consolidated Statements of Cash Flows

Interest paid on our outstanding debt obligations during 2009, 2008, and 2007 was $65.6 million, $110.8 million, and $161.2 million, respectively. Income taxes recovered by us in 2009, 2008, and 2007 were $408,000, $702,000, and $1.5 million, respectively. Non-cash investing and financing activity of $(3.5) million, $(115.7) million and $198.9 million for 2009, 2008 and 2007, respectively, resulted from the loans we classify as participations sold.

18. Transactions with Related Parties

We earn base management and incentive fees in our capacity as investment manager for multiple vehicles which we have sponsored. Due to the nature of our relationship with these vehicles, all management fees are considered revenue from related parties under GAAP.

On November 9, 2006, we commenced our CT High Grade MezzanineSM investment management initiative and entered into three separate account agreements with affiliates of W. R. Berkley Corporation, or WRBC, for an aggregate of $250 million. On July 25, 2007, we amended the agreements to increase the aggregate commitment of the WRBC affiliates to $350 million. Pursuant to these agreements, we invest, on a discretionary basis, capital on behalf of WRBC in commercial real estate mortgages, mezzanine loans and participations therein. The separate accounts are entirely funded with committed capital from WRBC and are managed by a subsidiary of CTIMCO. CTIMCO earns a management fee equal to 0.25% per annum on invested assets.

On April 27, 2007, we purchased a $20 million subordinated interest in a mortgage from a dealer. Proceeds from the mortgage financing provide for the construction and leasing of an office building in Washington, D.C. that is owned by a joint venture. WRBC has a substantial economic interest in one of the joint venture partners. This loan was sold to the joint venture owner at a discount in November 2009.

WRBC beneficially owned approximately 17.2% of our outstanding common stock and stock units as of February 23, 2010, and a member of our board of directors is an employee of WRBC.

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

In July 2008, CTOPI, a private equity fund that we manage, held its final closing completing its capital raise with $540 million total equity commitments. EGI-Private Equity II, L.L.C., an affiliate under common control of the chairman of our board of directors, owns a 3.7% limited partner interest in CTOPI. During 2009, we recorded $8.6 million in fees from CTOPI, $350,000 of which were attributable to EGI Private Equity II, L.L.C. Affiliates of the chairman of our board of directors also own interests in Fund III, an investment management vehicle that we manage and in which we also have an ownership interest.

During 2008, CTOPI purchased $37.1 million face value of our CDO notes in the open market for $21.1 million.

Effective December 1, 2009, John R. Klopp retired as our chief executive officer. In conjunction with his departure, Mr. Klopp was retained as a consultant to the company through November 2010, for which he will be paid $83,333 per month over the twelve-month term. We recognized 100% of this consulting fee in 2009 as a component of general & administrative expense.

19. Commitments and Contingencies

Leases

We lease our corporate office under an operating lease expiring in 2018. Minimum annual rental payments at December 31, 2009 are as follows (in thousands):

Years ending December 31,
2010	$1,070
2011	1,070
2012	1,070
2013	1,099
2014	1,129
Thereafter	4,328
$9,766

We recognize our obligations under our lease on a straight-line basis over the term of the lease. In 2007 we entered into a lease for additional space, which we terminated in 2009. GAAP rent expense for office space amounted to $1.2 million, $1.6 million, and $1.4 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Unfunded Commitments

As of December 31, 2009 we had an unfunded capital commitment to one of our investment management vehicles, CT Opportunity Partners I, LP, or CTOPI, of $17.8 million. This commitment will be funded pro rata with our investors as CTOPI continues to make investments and/or deliver its portfolio over the life of the fund.

We also had four unfunded loan commitments totaling $4.9 million, which will generally only be funded when and/or if the borrower meets certain performance hurdles with respect to the underlying collateral.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Future Distribution Requirements

In 1999, we acquired a portfolio of CMBS from a dealer at a discount. For purposes of GAAP income recognition, we amortize the discount as interest income over the expected life of the securities using the effective interest method, as we do for other securities purchased at a discount. For income tax purposes, specifically with respect to this portfolio, we elected to defer the recognition of the purchase discount until we receive principal as the securities are sold, amortize or mature. In the future, assuming principal collection as anticipated, as these securities mature, we will recognize the purchase discount as income for tax purposes and, as a REIT, those amounts will be factored into our distribution requirements. For the securities in our CDOs, the cash flow waterfalls are designed to repay senior indebtedness with principal repayments, resulting in a situation where we may not receive cash as these securities are sold, amortize or mature. In these cases, we may have a distribution requirement without receipt of the cash to service the requirement, requiring us to fund these distribution requirements from other sources of liquidity. As of December 31, 2009, the securities in question have a face value of $183.8 million and were purchased at a discount of $42.9 million. $179.9 million of these securities are in our CDOs and these securities were purchased at a discount of $41.1 million. Our current expectation is for the securities in the portfolio to mature between 2010 and 2021 and for us to recognize, for tax purposes, income of $1.9 million, $7.1 million, $13.6 million, $13.2 million, $192,000, and $26,000 for the years 2010-2015, respectively ($36.0 million in aggregate).

Similarly, due to the redirection provisions of our CDOs, which reallocate principal and interest otherwise distributable to us to repay senior note holders, assets financed through our CDOs may generate current taxable income without a corresponding cash distribution to us.

Litigation

In the normal course of business, we are subject to various legal proceedings and claims, the resolution of which, in management’s opinion, will not have a material adverse effect on our consolidated financial position or our results of operations.

Employment Agreements and Executive Compensation

As of December 31, 2009, we no longer have employment agreements with Stephen D. Plavin, who serves as our chief executive officer and president, and Thomas C. Ruffing, who serves as our chief credit officer and head of asset management. These officers currently remain at-will employees of the Company. Mr. Plavin’s annual base salary was $500,000 in 2008 and 2009.

Effective September 29, 2006, we entered into an employment agreement with Geoffrey G. Jervis, pursuant to which Mr. Jervis will serve as our chief financial officer through December 31, 2009 (subject to our option to extend the agreement for an additional twelve months, which we have exercised). Pursuant to the employment agreement, Mr. Jervis received an annual base salary of $350,000 for the calendar years 2008 and 2009 and is entitled to an annual base salary of $425,000 for the calendar year 2010.

Any cash bonuses and/or increases to base salary from 2008 levels to our chief executive officer and chief financial officer require consent from certain of our lenders. In December 2009, the compensation committee of our board of directors approved an increased annual base salary effective January 1, 2010 to Messrs. Plavin and Jervis of $550,000 and $450,000, respectively. We plan to seek and obtain approval of the lenders in 2010 and, upon receipt of approval, these base salary increases will be effective on a retroactive basis from January 1, 2010.

Effective December 1, 2009, John R. Klopp retired as our chief executive officer. In conjunction with his departure, Mr. Klopp was retained as a consultant to the company through November 2010, for which he will be paid $83,333 per month over the twelve-month term. We recognized 100% of this consulting fee in 2009 as a component of general & administrative expense.

Board of Director’s Compensation

Of the nine members of our board of directors, eight are entitled to compensation. Our chief executive officer also serves as a director for no compensation. In 2009, seven of these eight board members received compensation of $75,000 each in the form of deferred stock units and one received $75,000 in cash. Effective January 1, 2010, two of these eight directors are entitled to an annual compensation of $75,000 each in cash and the remaining six are entitled to 50% in cash and 50% in the form of deferred stock units. Compensation to the board of directors is payable in four equal quarterly payments.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Restructured Debt Obligations

Pursuant to the terms of our restructured debt obligations, as detailed in Note 9, we are required to make certain principal payments to our creditors during the first year following the debt restructuring in order to exercise a one-year extension option. By March 16, 2010, payments must be made to our secured creditors participating in the restructure plan equal to approximately 17% (or $100.5 million) of the respective outstanding balances as of March 16, 2009, and a minimum of $5.0 million must be repaid under our senior credit facility.

As of December 31, 2009 we had $2.7 million of repayments remaining under our repurchase agreements to qualify for the one-year extension option in March 2010. As described in Note 22, we qualified for this extension subsequent to year-end.

20. Segment Reporting

We have two reportable segments. We have an internal information system that produces performance and asset data for our two segments along service lines.

The Balance Sheet Investment segment includes all of our activities related to direct loan and investment activities and the financing thereof.

The Investment Management segment includes all of our activities related to investment management services provided to third party funds under management and includes our taxable REIT subsidiary, CTIMCO and its subsidiaries.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the year ended, and as of, December 31, 2009 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other
investments:
Interest and related income	$121,818	$—	$—	$121,818
Less: Interest and related expenses	79,794	—	—	79,794
Income from loans and other investments, net	42,024	—	—	42,024

Other revenues:
Management fees from affiliates	—	13,512	(1,769)	11,743
Servicing fees	—	3,008	(1,329)	1,679
Other interest income	150	16	(13)	153
Total other revenues	150	16,536	(3,111)	13,575

Other expenses
General and administrative	8,083	15,788	(1,769)	22,102
Servicing fee expense	1,329	—	(1,329)	—
Other interest expense	—	13	(13)	—
Depreciation and amortization	—	71	—	71
Total other expenses	9,412	15,872	(3,111)	22,173

Total other-than-temporary impairments of securities	(123,894)	—	—	(123,894)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	14,256	—	—	14,256
Impairment of goodwill	—	(2,235)	—	(2,235)
Impairment of real estate held-for-sale	(2,233)	—	—	(2,233)
Net impairments recognized in earnings	(111,871)	(2,235)	—	(114,106)

Provision for loan losses	(482,352)	—	—	(482,352)
Loss on sale of investments	(10,363)	—	—	(10,363)
Loss from equity investments	—	(3,736)	—	(3,736)
Loss before income taxes	(571,824)	(5,307)	—	(577,131)
Income tax benefit	(408)	(286)	—	(694)
Net loss	($571,416)	($5,021)	$—	($576,437)

Total assets	$1,926,019	$12,783	($2,167)	$1,936,635

All revenues were generated from external sources within the United States. The “Investment Management” segment earned fees of $1.8 million for management of the “Balance Sheet Investment” segment and $1.3 million for serving as collateral manager of the four CDOs consolidated under our “Balance Sheet Investment” segment, and was charged $13,000 for inter-segment interest for the year ended December 31, 2009, which is reflected as offsetting adjustments to other interest income and other interest expense in the inter-segment activities column in the table above.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table details each segment’s contribution to our overall profitability and the identified assets attributable to each such segment for the year ended, and as of, December 31, 2008 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other
investments:
Interest and related income	$194,649	$—	$—	$194,649
Less: Interest and related expenses	129,665	—	—	129,665
Income from loans and other investments, net	64,984	—	—	64,984

Other revenues:
Management fees from affiliates	—	20,045	(7,104)	12,941
Servicing fees	—	367	—	367
Other interest income	1,646	28	(108)	1,566
Total other revenues	1,646	20,440	(7,212)	14,874

Other expenses
General and administrative	11,232	20,829	(7,104)	24,957
Other interest expense	—	108	(108)	—
Depreciation and amortization	—	179	—	179
Total other expenses	11,232	21,116	(7,212)	25,136

Total other-than-temporary impairments of securities	(917)	—	—	(917)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	—	—	—	—
Impairment of real estate held-for-sale	(2,000)	—	—	(2,000)
Net impairments recognized in earnings	(2,917)	—	—	(2,917)

Provision for loan losses	(63,577)	—	—	(63,577)
Gain on extinguishment of debt	6,000	—	—	6,000
Gain on sale of investments	374	—	—	374
Valuation allowance on loans held-for-sale	(48,259)	—	—	(48,259)
Loss from equity investments	—	(1,988)	—	(1,988)
Loss before income taxes	(52,981)	(2,664)	—	(55,645)
Income tax provision	—	1,893	—	1,893
Net loss	($52,981)	($4,557)	$—	($57,538)

Total assets	$2,827,711	$11,181	($1,363)	$2,837,529

All revenues were generated from external sources within the United States. The “Investment Management” segment earned fees of $7.1 million for management of the “Balance Sheet Investment” segment and was charged $108,000 for inter-segment interest for the year ended December 31, 2008, which is reflected as offsetting adjustments to other revenues and other expenses in the inter-segment activities column in the table above.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table details each segment’s contribution to our overall profitability and the identified assets attributable to each such segment for the year ended, and as of, December 31, 2007 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other
investments:
Interest and related income	$253,422	$—	$—	$253,422
Less: Interest and related expenses	162,377	—	—	162,377
Income from loans and other investments, net	91,045	—	—	91,045

Other revenues:
Management fees from affiliates	—	16,282	(12,783)	3,499
Incentive management fees from affiliates	—	6,208	—	6,208
Servicing fees	—	623	—	623
Other interest income	1,548	65	(530)	1,083
Total other revenues	1,548	23,178	(13,313)	11,413

Other expenses
General and administrative	17,058	25,681	(12,783)	29,956
Other interest expense	—	530	(530)	—
Depreciation and amortization	1,430	380	—	1,810
Total other expenses	18,488	26,591	(13,313)	31,766

Gain on sale of investments	15,077	—	—	15,077
Loss from equity investments	—	(2,109)	—	(2,109)
Income (loss) before income taxes	89,182	(5,522)	—	83,660
Income tax benefit	(254)	(452)	—	(706)
Net income (loss)	$89,436	($5,070)	$—	$84,366

Total assets	$3,203,645	$16,261	($8,424)	$3,211,482

All revenues, except for $4.3 million included in interest and related income and $15.1 million included in gain on sale of investments, were generated from external sources within the United States. The “Investment Management” segment earned fees of $12.8 million for management of the “Balance Sheet Investment” segment and was charged $530,000 for inter-segment interest for the year ended December 31, 2007, which is reflected as offsetting adjustments to other revenues and other expenses in the inter-segment activities column in the table above.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

21. Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2009, 2008 and 2007 (in thousands except per share data):

	March 31	June 30	September 30	December 31
2009
Revenues	$37,425	$33,667	$32,670	$31,631
Net loss	$(73,146)	$(6,396)	$(106,457)	$(390,438)
Net loss per share of common stock:
Basic	$(3.28)	$(0.29)	$(4.75)	$(17.41)
Diluted	$(3.28)	$(0.29)	$(4.75)	$(17.41)
2008
Revenues	$59,117	$53,866	$48,217	$48,323
Net income (loss)	$14,773	$(34,818)	$13,667	$(51,160)
Net income (loss) per share of common stock:
Basic	$0.82	$(1.59)	$0.61	$(2.30)
Diluted	$0.82	$(1.59)	$0.61	$(2.30)
2007
Revenues	$59,538	$69,696	$66,173	$69,428
Net income	$14,849	$25,382	$15,497	$28,638
Net income per share of common stock:
Basic	$0.85	$1.45	$0.88	$1.63
Diluted	$0.84	$1.43	$0.87	$1.62

Basic and diluted earnings per share are computed independently based on the weighted-average shares of common stock outstanding for each of the periods. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year.

22. Subsequent Events

We have evaluated events subsequent to December 31, 2009, through March 2, 2010, the date of financial statement issuance, for disclosure. Through and including March 2, 2010, we have identified the following significant events relative to our consolidated financial statements as of December 31, 2009 that warrant additional disclosure.

1) In January 2010, we completed the sale of our one loan which was classified as held-for-sale as of year end. Proceeds from the sale amounted to $17.5 million, which approximates our net book value at December 31, 2009. Accordingly, we did not record a material gain or loss on the sale of this investment.

2) In March 2010, we made the final payment necessary to Morgan Stanley to qualify for a one-year extension under our restructured credit facility with them. As a result of this payment, and previous qualifications under our facilities with JPMorgan and Citigroup, we extended the maturity of all our repurchase obligations to March 16, 2011. The mandatory amortization payments were not increased by our lenders in conjunction with these extensions, and remain at 65% of the net interest income generated by each lender’s collateral pool. Also, as discussed in Note 9, in March 2009, the maturity date of our senior credit agreement was amended to be co-terminus with the maturity date of our repurchase obligations.

Capital Trust, Inc. and Subsidiaries
Schedule IV—Mortgage Loans on Real Estate
As of December 31, 2009
(in thousands)

Type of Loan/Borrower(1)	Description/ Location	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms(2)	Prior Liens(3)	Face Amount of Loans(4)	Carrying Amount of Loans(5)(6)
Mortgage Loans:
Borrower A	Office/ Florida	LIBOR + 3.75%	1/21/2013	I/O	$—	$89,058	$88,902
Borrower B	Office/ Georgia	LIBOR + 4.00%	10/9/2013	I/O	—	38,500	38,288
Borrower C	Healthcare/ Various	LIBOR + 4.50%	4/20/2012	P & I	—	61,160	61,025
All other mortgage loans individually less than 3%					223,735	181,579	150,613
Total mortgage loans:					223,735	370,297	338,828

Mezzanine Loans:
Borrower D	Healthcare/ Various	LIBOR + 3.03%	5/9/2011	P & I	1,153,079	80,851	80,851
Borrower E	Office/ Various	LIBOR + 2.25%	10/11/2011	I/O	4,362,766	51,385	51,385
Borrower F	Hotel/ New York	LIBOR + 1.97%	5/9/2011	I/O	185,000	40,000	40,000
All other mezzanine loans individually less than 3%					7,534,872	597,523	256,541
Total mezzanine loans:					13,235,717	769,759	428,777

Subordinate Interests in Mortgages:
Borrower G	Hotel/ Various	LIBOR + 1.60%	11/6/2011	I/O	220,000	65,000	65,000
Borrower H	Condominium/ Washington	LIBOR + 5.15%	1/30/2010	P & I	184,869	41,426	41,412
Borrower I	Office/ New York	LIBOR + 3.53%	10/9/2011	I/O	95,000	39,000	39,000
All other subordinate interests in mortgages individually less than 3%					3,190,371	372,999	262,775
Total subordinate interests in mortgages:					3,690,240	518,425	408,187

Total loans:					$17,149,692	$1,658,481	$1,175,792

(1)	All amounts include both loans receivable and loans held-for-sale.
(2)	I/O = interest only. P & I = principal and interest.
(3)	Represents only third party liens.
(4)	Does not include Unfunded Commitments.
(5)	The carrying amount of mortgage loans approximates the federal income tax basis as of December 13, 2009.
(6)
As of December 31, 2009, we identified 20 loans with an aggregate gross book value of $608.4 million for impairment, against which we have recorded a $477.4 million provision, and which are carried at an aggregate net book value of $131.0 million. See Notes 2 and 16 for a description of our loan impairment and valuation process.

S-1

Capital Trust, Inc. and Subsidiaries
Notes to Schedule IV
As of December 31, 2009
(in thousands)

1. Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles Mortgage Loans on Real Estate for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Balance at January 1(1)	$1,882,409	$2,257,563	$1,754,536
Additions during period:
New mortgage loans	—	47,128	1,215,750
Additional fundings (2)	9,350	89,773	159,837
Amortization of discount, net (3)	990	1,307	3,832
Deductions during period:
Collections of principal	(99,411)	(255,276)	(876,392)
Transfers to real estate held-for-sale	—	(11,806)	—
Provision for loan losses	(482,352)	(63,577)	—
Valuation allowance on loans held-for-sale	—	(48,259)	—
Mortgage loans sold	(124,831)	(134,444)	—
Loss on sale of mortgage loans	(10,363)	—	—

Balance at December 31	$1,175,792	$1,882,409	$2,257,563

(1)	All amounts include both loans receivable and loans held-for-sale.
(2)
Includes capitalized interest, which is a non-cash addition to the balance of mortgage loans, of $1.7 million, $7.4 million, and $151,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

(3)	Net discount amortization represents an entirely non-cash addition to the balance of mortgage loans.

S-2