Form 10-Q
period 2010-03-31
CAPITAL TRUST INC
filed 2010-05-04
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of outstanding shares of the registrant's class A common stock, par value $0.01 per share, as of April 30, 2010 was 21,900,941.

CAPITAL TRUST, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Capital Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2010 and December 31, 2009
(in thousands except per share data)

	March 31,	December 31,
Assets	2010	2009
	(unaudited)

Cash and cash equivalents	$26,004	$27,954
Securities held-to-maturity	17,501	17,332
Loans receivable, net	739,150	766,745
Equity investments in unconsolidated subsidiaries	2,721	2,351
Accrued interest receivable	2,587	3,274
Deferred income taxes	1,711	2,032
Prepaid expenses and other assets	7,649	8,391
Subtotal	797,323	828,079

Assets of Consolidated Variable Interest Entities ("VIEs")
Securities held-to-maturity	581,939	697,864
Loans receivable, net	3,188,364	391,499
Loans held-for-sale	—	17,548
Accrued interest receivable and other assets	4,358	1,645
Subtotal	3,774,661	1,108,556

Total assets	$4,571,984	$1,936,635

Liabilities & Shareholders' Deficit

Liabilities:
Accounts payable and accrued expenses	$5,081	$8,228
Repurchase obligations	444,725	450,137
Senior credit facility	98,922	99,188
Junior subordinated notes	129,089	128,077
Participations sold	288,827	289,144
Interest rate hedge liabilities	4,130	4,184
Subtotal	970,774	978,958

Non-Recourse Liabilities of Consolidated VIEs
Accounts payable and accrued expenses	3,479	1,798
Securitized debt obligations	3,859,850	1,098,280
Interest rate hedge liabilities	28,515	26,766
Subtotal	3,891,844	1,126,844

Total liabilities	4,862,618	2,105,802

Shareholders' deficit:
Class A common stock $0.01 par value 100,000 shares authorized, 21,834 and 21,796 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively ("class A common stock")	218	218
Restricted class A common stock $0.01 par value, 66 and 79 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively ("restricted class A common stock" and together with class A common stock, "common stock")	1	1
Additional paid-in capital	559,195	559,145
Accumulated other comprehensive loss	(51,585)	(39,135)
Accumulated deficit	(798,463)	(689,396)
Total shareholders' deficit	(290,634)	(169,167)

Total liabilities and shareholders' deficit	$4,571,984	$1,936,635

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
Three Months Ended March 31, 2010 and 2009
(in thousands, except share and per share data)
(unaudited)
	Three Months Ended
	March 31,
	2010	2009
Income from loans and other investments:
Interest and related income	$39,970	$33,239
Less: Interest and related expenses	31,252	21,268
Income from loans and other investments, net	8,718	11,971

Other revenues:
Management fees from affiliates	3,016	2,879
Servicing fees	1,511	1,179
Other interest income	8	128
Total other revenues	4,535	4,186

Other expenses:
General and administrative	4,736	8,457
Depreciation and amortization	6	7
Total other expenses	4,742	8,464

Total other-than-temporary impairments of securities	(35,987)	(14,646)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	16,164	5,624
Impairment of real estate held-for-sale	—	(1,333)
Net impairments recognized in earnings	(19,823)	(10,355)

Provision for loan losses	(52,217)	(58,763)
Valuation allowance on loans held-for-sale	—	(10,363)
Income (loss) from equity investments	370	(1,766)
Loss before income taxes	(63,159)	(73,554)
Income tax provision (benefit)	293	(408)
Net loss	$(63,452)	$(73,146)

Per share information:
Net loss per share of common stock:
Basic	$(2.84)	$(3.28)
Diluted	$(2.84)	$(3.28)

Weighted average shares of common stock outstanding:
Basic	22,335,540	22,304,887
Diluted	22,335,540	22,304,887

Dividends declared per share of common stock	$—	$—

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (Deficit)
For the Three Months Ended March 31, 2010 and 2009
(in thousands)
(unaudited)

	Comprehensive Loss	Class A Common Stock	Restricted Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2009		$217	$3	$557,435	$(41,009)	$(115,202)	$401,444

Net Loss	$(73,146)	—	—	—	—	(73,146)	(73,146)
Cumulative effect of change in accounting principle	—	—	—	—	(2,243)	2,243	—
Unrealized gain on derivative financial instruments	3,619	—	—	—	3,619	—	3,619
Amortization of unrealized gains and losses on securities	(423)	—	—	—	(423)	—	(423)
Amortization of deferred gains and losses on settlement of swaps	(24)	—	—	—	(24)	—	(24)
Other-than-temporary impairments of securities related to fair value adjustments in excess of expected credit losses, net of amortization	(5,624)	—	—	—	(5,624)	—	(5,624)
Issuance of warrants in conjunction with debt restructuring	—	—	—	940	—	—	940
Restricted class A common stock earned	—	—	—	424	—	—	424
Deferred directors' compensation	—	—	—	131	—	—	131

Balance at March 31, 2009	$(75,598)	$217	$3	$558,930	$(45,704)	$(186,105)	$327,341

Balance at January 1, 2010		$218	$1	$559,145	$(39,135)	$(689,396)	$(169,167)

Net loss	$(63,452)	—	—	—	—	(63,452)	(63,452)
Cumulative effect of change in accounting principle	—	—	—	—	3,800	(45,615)	(41,815)
Unrealized loss on derivative financial instruments	(1,695)	—	—	—	(1,695)	—	(1,695)
Amortization of unrealized gains and losses on securities	(175)	—	—	—	(175)	—	(175)
Amortization of deferred gains and losses on settlement of swaps	(25)	—	—	—	(25)	—	(25)
Other-than-temporary impairments of securities related to fair value adjustments in excess of expected credit losses, net of amortization	(14,355)	—	—	—	(14,355)	—	(14,355)
Restricted class A common stock earned	—	—	—	(6)	—	—	(6)
Deferred directors' compensation	—	—	—	56	—	—	56

Balance at March 31, 2010	$(79,702)	$218	$1	$559,195	$(51,585)	$(798,463)	$(290,634)

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
(in thousands)
(unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(63,452)	$(73,146)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net impairments recognized in earnings	19,823	10,355
Provision for loan losses	52,217	58,763
Valuation allowance on loans held-for-sale	—	10,363
(Income) loss from equity investments	(370)	1,766
Employee stock-based compensation	46	424
Depreciation and amortization	6	7
Amortization of premiums/discounts on loans and securities and deferred interest on loans	(754)	(2,061)
Amortization of deferred gains and losses on settlement of swaps	(25)	(24)
Amortization of deferred financing costs and premiums/discounts on debt obligations	2,781	1,301
Deferred directors' compensation	56	131
Changes in assets and liabilities, net:
Accrued interest receivable	(388)	1,444
Deferred income taxes	321	—
Prepaid expenses and other assets	300	1,616
Accounts payable and accrued expenses	(2,565)	(4,264)
Net cash provided by operating activities	7,996	6,675

Cash flows from investing activities:
Principal collections and proceeds from securities	3,120	3,865
Add-on fundings under existing loan commitments	(185)	(6,149)
Principal collections of loans receivable	24,155	7,914
Proceeds from operation/disposition of real estate held-for-sale	—	564
Proceeds from disposition of loans held-for-sale	17,548	—
Contributions to unconsolidated subsidiaries	—	(2,314)
Net cash provided by investing activities	44,638	3,880

Cash flows from financing activities:
Decrease in restricted cash	—	18,661
Repayments under repurchase obligations	(5,529)	(42,467)
Repayments under senior credit facility	(1,250)	—
Repayment of securitized debt obligations	(47,805)	(13,857)
Payment of deferred financing costs	—	(6)
Net cash used in financing activities	(54,584)	(37,669)

Net decrease in cash and cash equivalents	(1,950)	(27,114)
Cash and cash equivalents at beginning of period	27,954	45,382
Cash and cash equivalents at end of period	$26,004	$18,268

See accompanying notes to consolidated financial statements.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1. Organization

References herein to “we,” “us” or “our” refer to Capital Trust, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.

We are a fully integrated, self-managed, real estate finance and investment management company that specializes in credit sensitive financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. From the inception of our finance business in 1997 through March 31, 2010, we have completed over $11.2 billion of investments in the commercial real estate debt arena. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes and we are headquartered in New York City.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related management’s discussion and analysis of financial condition and results of operations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In our opinion, all material adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation, in accordance with GAAP, have been included. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2010.

Principles of Consolidation
The accompanying financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, and variable interest entities, or VIEs, in which we are the primary beneficiary, prepared in accordance with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation.

VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary.

As of March 31, 2010, our consolidated balance sheet includes an aggregate $3.8 billion of assets and $3.9 billion of liabilities related to 11 consolidated VIEs. Due to the non-recourse nature of these VIEs, and other factors, our net exposure to loss from investments in these entities is limited to $42.1 million. See Note 10 for addition information on our investments in VIEs.

Balance Sheet Presentation
As a result of the recent accounting pronouncements discussed below, we have adjusted the presentation of our consolidated balance sheet, in accordance with GAAP, to separately categorize (i) our assets and liabilities, and (ii) the assets and liabilities of consolidated VIEs. Assets of consolidated VIEs can generally only be used to satisfy the obligations of those VIEs, and the liabilities of consolidated VIEs are non-recourse to us. We have aggregated all the assets and liabilities of our consolidated VIEs due to our determination that these entities are substantively similar and therefore a further disaggregated presentation would not be more meaningful. Similarly, the notes to our consolidated financial statements separately describe our assets and liabilities and those of our consolidated VIEs.

Equity Investments in Unconsolidated Subsidiaries
Our co-investment interest in the private equity funds we manage, CT Mezzanine Partners III, Inc., or Fund III, and CT Opportunity Partners I, LP, or CTOPI, and others are accounted for using the equity method. These entities’ assets and liabilities are not consolidated into our financial statements due to our determination that (i) these entities are not VIEs, and (ii) the investors have sufficient rights to preclude consolidation by us. As such, we report our allocable percentage of the earnings or losses of these entities on a single line item in our consolidated statements of operations as income (loss) from equity investments.

CTOPI maintains its financial records at fair value in accordance with GAAP. We have applied such accounting relative to our investment in CTOPI, and include any adjustments to fair value recorded at the fund level in determining the income (loss) we record on our equity investment in CTOPI.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

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

Cash and Cash Equivalents
We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. We place our cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. As of, and for the periods ended, March 31, 2010 and December 31, 2009, we had bank balances in excess of federally insured amounts. We have not experienced any losses on our demand deposits, commercial paper or money market investments.

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

We may also invest in securities which may be classified as available-for-sale. Available-for-sale securities are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Many of these investments are relatively illiquid and management is required to estimate their fair values. In making these estimates, management utilizes market prices provided by dealers who make markets in these securities, but may, under limited circumstances, adjust these valuations based on management’s judgment. Changes in the valuations do not affect our reported income or cash flows, but impact shareholders’ equity and, accordingly, book value per share.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Further, as required under GAAP, when, based on current information and events, there has been an adverse change in cash flows expected to be collected from those previously estimated, an other-than-temporary impairment is deemed to have occurred. A change in expected cash flows is considered adverse if the present value of the revised cash flows (taking into consideration both the timing and amount of cash flows expected to be collected) discounted using the security’s current yield is less than the present value of the previously estimated remaining cash flows, adjusted for cash receipts during the intervening period. Should an other-than-temporary impairment be deemed to have occurred, the security is written down to fair value. The total other-than-temporary impairment is bifurcated into (i) the amount related to expected credit losses, and (ii) the amount related to fair value adjustments in excess of expected credit losses, or the Valuation Adjustment. The portion of the other-than-temporary impairment related to expected credit losses is calculated by comparing the amortized cost basis of the security to the present value of cash flows expected to be collected, discounted at the security’s current yield, and is recognized through earnings in the consolidated statement of operations. The remaining other-than-temporary impairment related to the Valuation Adjustment is recognized as a component of accumulated other comprehensive income (loss) in shareholders’ equity. A portion of other-than-temporary impairments recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through other comprehensive income (loss) are amortized over the life of the security with no impact on earnings.

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

In addition, for certain pools of smaller loans which have similar credit characteristics, primarily loans in our other consolidated VIEs, we have recorded a general provision for loan losses in lieu of the asset-specific provisions we record on all other loans. This general provision is based on macroeconomic data with respect to historic loan losses, vintage, property type, and other factors deemed relevant for such loan pools. These loans do not undergo the same level of asset management as our larger, direct investments.

Loans held-for-sale are carried at the lower of our amortized cost basis and fair value. A reduction in the fair value of loans held-for-sale is recorded as a charge to our consolidated statement of operations as a valuation allowance on loans held-for-sale.

Deferred Financing Costs
The deferred financing costs which are included in prepaid expenses and other assets on our consolidated balance sheets include issuance costs related to our debt obligations and are amortized using the effective interest method, or a method that approximates the effective interest method, over the life of the related obligations.

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

Subsequent to our origination of these investments, revisions to GAAP presume that an initial transfer of a financial asset and a repurchase financing shall be evaluated as a linked transaction and not evaluated separately. If the transaction does not meet the requirements for sale accounting, it shall generally be accounted for as a forward contract, as opposed to the current presentation, where the purchased asset and the repurchase liability are reflected separately on the balance sheet. This revised guidance was effective on a prospective basis, with earlier application prohibited. Accordingly, new transactions entered into subsequently, which are subject to the revised guidance, may be presented differently on our consolidated financial statements.

Interest Rate Derivative Financial Instruments
In the normal course of business, we use interest rate derivative financial instruments to manage, or hedge, cash flow variability caused by interest rate fluctuations. Specifically, we currently use interest rate swaps to effectively convert floating rate liabilities that are financing fixed rate assets, to fixed rate liabilities. The differential to be paid or received on these agreements is recognized on the accrual basis as an adjustment to the interest expense related to the attendant liability. The interest rate swap agreements are generally accounted for on a held-to-maturity basis, and, in cases where they are terminated early, any gain or loss is generally amortized over the remaining life of the hedged item. These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment. Changes in value of effective cash flow hedges are reflected in our consolidated financial statements through accumulated other comprehensive income (loss) and do not affect our net income. To the extent a derivative does not qualify for hedge accounting, and is deemed a non-hedge derivative, the changes in its value are included in net income.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

To determine the fair value of interest rate derivative financial instruments, we use a third-party derivative specialist to assist us in periodically valuing our interests.

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

Comprehensive Income (Loss)
Total comprehensive loss was ($79.7) million and ($75.6) million, for the three months ended March 31, 2010 and 2009, respectively. The primary components of comprehensive loss other than net income (loss) are the unrealized gains and losses on derivative financial instruments and the component of other-than-temporary impairments of securities related to the Valuation Adjustment. As of March 31, 2010, accumulated other comprehensive loss was ($51.6) million, comprised of net unrealized gains on securities previously classified as available-for-sale of $5.4 million, other-than-temporary impairments of securities of ($24.6) million, net unrealized losses on cash flow swaps of ($32.6) million, and $238,000 of net deferred gains on the settlement of cash flow swaps.

There was a one-time $3.8 million adjustment to accumulated other comprehensive loss upon our adoption of new accounting guidance effective January 1, 2010. See below discussion in the “Recent Accounting Pronouncements” section of Note 2 for additional information.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Reclassifications
Certain reclassifications have been made in the presentation of the prior period consolidated financial statements to conform to the March 31, 2010 presentation. Primarily, certain assets and liabilities of our consolidated VIEs have been presented separately on our consolidated balance sheet. See above discussion in the “Balance Sheet Presentation” section of this Note 2 for additional information.

Segment Reporting
We operate in two reportable segments. We have an internal information system that produces performance and asset data for the two segments along service lines.

The “Balance Sheet Investment” segment includes our portfolio of interest earning assets and the financing thereof.

The “Investment Management” segment includes the investment management activities of our wholly-owned investment management subsidiary, CT Investment Management Co. LLC, or CTIMCO, and its subsidiaries, as well as our co-investments in investment management vehicles. CTIMCO is a taxable REIT subsidiary and serves as the investment manager of Capital Trust, Inc., all of our investment management vehicles and all of our CDOs, and serves as senior servicer and special servicer for certain of our investments and for third parties.

Goodwill
Goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses acquired. Goodwill is reviewed, at least annually, to determine if there is an impairment at a reporting unit level, or more frequently if an indication of impairment exists. During the second quarter of 2009, we completely impaired goodwill, and therefore have not recorded any goodwill as of March 31, 2010.

Fair Value of Financial Instruments
The “Fair Value Measurements and Disclosures” topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under GAAP. Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date. Our assets and liabilities which are measured at fair value are discussed in Note 15.

Recent Accounting Pronouncements
New accounting guidance which was effective as of January 1, 2010 changed the criteria for consolidation of VIEs and removed a preexisting consolidation exception for qualified special purpose entities, such as certain securitization vehicles. The amended guidance requires a qualitative, rather than quantitative assessment of when a VIE should be consolidated. Specifically, an entity would generally be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.

As a result of the amended guidance, we have consolidated an additional seven VIEs beginning January 1, 2010, all of which are securitization vehicles not sponsored by us. We have consolidated these entities generally due to our ownership interests in subordinate classes of securities issued by the VIEs, which investments carry certain control provisions. Although our investments are generally passive in nature, by owning more than 50% of the controlling class of each VIE we do control special servicer naming rights, which we believe gives us the power to direct the most significant economic activities of these entities.

Upon consolidation of these seven VIEs, we recorded a one-time adjustment to shareholders’ equity of ($41.8) million. This reduction in equity is due to the difference between the net carrying value of our investment in the newly consolidated VIEs and the net assets, or equity, of those VIEs. This difference was primarily caused by asset impairments recorded at the VIEs which are in excess of our investment amount. Due to the fact that the liabilities of these VIEs are entirely non-recourse to us, this excess charge to equity, as well as similar charges on VIEs previously consolidated, will eventually be reversed when our interests in the VIEs are repaid, sold, or the VIEs are otherwise deconsolidated in the future.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” or ASU 2010-06. ASU 2010-06 amends existing disclosure guidance related to fair value measurements. Specifically, ASU 2010-06 requires (i) details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy, and (ii) inclusion of gross purchases, sales, issuances, and settlements within the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. In addition, ASU 2010-06 clarifies and increases existing disclosure requirements related to (i) the disaggregation of fair value disclosures, and (ii) the inputs used in arriving at fair values for assets and liabilities valued using Level 2 and Level 3 inputs within the fair value hierarchy. ASU 2010-06 is effective for the first interim or annual period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010 and for interim periods within those years. The adoption of ASU 2010-06 did not have a material impact on our consolidated financial statements. Additional disclosure, as applicable, is included in Note 15.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010. The adoption of ASU 2010-09 did not have a material impact on our consolidated financial statements.

Note 3. Securities Held-to-Maturity

As described in Note 2, our consolidated balance sheets separately state our assets and liabilities and certain assets and liabilities of our consolidated VIEs. The following disclosures relate only to our securities portfolio we own directly. See also Note 10 for comparable disclosures regarding our securities which are held in consolidated VIEs, as separately stated on our consolidated balance sheets.

Our securities portfolio consists of commercial mortgage-backed securities, or CMBS, collateralized debt obligations, or CDOs, and other securities. Activity relating to our securities portfolio for the three months ended March 31, 2010 was as follows (in thousands):

	CMBS	CDOs & Other	Total Book Value (1)

December 31, 2009	$2,081	$15,251	$17,332

Principal paydowns	(41)	—	(41)
Discount/premium amortization & other (2)	51	159	210
Other-than-temporary impairments	—	—	—
March 31, 2010	$2,091	$15,410	$17,501

(1)
Includes securities with a total face value of $36.1 million and $105.2 million as of March 31, 2010 and December 31, 2009, respectively. Securities with an aggregate face value of $69.0 million, which had a net carrying value of zero as of December 31, 2009, have been eliminated in consolidation beginning January 1, 2010 as discussed in Note 2.

(2)	Includes mark-to-market adjustments on securities previously classified as available-for-sale, amortization of other-than-temporary impairments, and losses, if any.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details overall statistics for our securities portfolio as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Number of securities	7	9
Number of issues	5	6
Rating (1) (2)	B-	B-
Fixed / Floating (in millions) (3)	$17 / $1	$16 / $1
Coupon (1) (4)	9.72%	9.82%
Yield (1) (4)	7.84%	7.89%
Life (years) (1) (5)	4.5	2.8

(1)	Represents a weighted average as of March 31, 2010 and December 31, 2009, respectively.
(2)
Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security and exclude unrated equity investments in CDOs with a net book value of $1.2 million as of both March 31, 2010 and December 31, 2009.

(3)	Represents the aggregate net book value of our portfolio allocated between fixed rate and floating rate securities.
(4)	Calculations for floating rate securities are based on LIBOR of 0.25% and 0.23% as of March 31, 2010 and December 31, 2009, respectively.
(5)	Weighted average life is based on the timing and amount of future expected principal payments through the expected repayment date of each respective investment.

The table below details the ratings and vintage distribution of our securities as of March 31, 2010 and December 31, 2009 (in thousands):

	Rating as of March 31, 2010			Rating as of December 31, 2009
Vintage	B	CCC and Below	Total	B	CCC and Below	Total
2003	$13,426	$1,174	$14,600	$13,488	$1,162	$14,650
2002	—	810	810	—	602	602
2000	—	875	875	—	879	879
1997	240	—	240	246	—	246
1996	—	976	976	—	955	955
Total	$13,666	$3,835	$17,501	$13,734	$3,598	$17,332

As detailed in Note 2, on August 4, 2005, we changed the accounting classification of our then portfolio of securities from available-for-sale to held-to-maturity. While we typically account for the securities in our portfolio on a held-to-maturity basis, under certain circumstances we will account for securities on an available-for-sale basis. As of both March 31, 2010 and December 31, 2009, we had no securities classified as available-for-sale. Our securities’ book value of $17.5 million as of March 31, 2010 is comprised of (i) our amortized cost basis, as defined under GAAP, of $24.5 million (of which $6.3 million related to CMBS and $18.2 million related to CDOs and other securities), (ii) amounts related to mark-to-market adjustments on securities previously classified as available-for-sale of ($550,000) and (iii) the portion of other-than-temporary impairments of ($6.4) million not related to expected credit losses.

Quarterly, we reevaluate our securities portfolio to determine if there has been an other-than-temporary impairment based upon expected future cash flows. As a result of this evaluation, under the guidance discussed in Note 2, during the three months ended March 31, 2010, we determined that no additional other-than-temporary impairments were necessary for our securities portfolio.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes activity related to the other-than-temporary impairments of our securities during the three months ended March 31, 2010 (in thousands):

	Gross Other-Than-Temporary Impairments	Credit Related Other-Than-Temporary Impairments	Non-Credit Related Other-Than-Temporary Impairments

December 31, 2009	$85,838	$79,210	$6,628

Impact of change in accounting principle (1)	(68,989)	(68,989)	—
Amortization of other-than-temporary impairments	(271)	(53)	(218)

March 31, 2010	$16,578	$10,168	$6,410

(1)
Due to the consolidation of additional VIEs, as discussed in Note 2, other-than-temporary impairments which were previously recorded on our investment in these entities have been eliminated in consolidation beginning January 1, 2010.

Certain of our securities are carried at values in excess of their fair values. This difference can be caused by, among other things, changes in interest rates and credit spreads. The following table shows the gross unrealized losses and fair value of our securities for which the fair value is lower than our book value as of March 31, 2010 and that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		Greater Than 12 Months		Total

	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Book Value (1)

Floating Rate	$—	$—	$0.2	($0.9)	$0.2	($0.9)	$1.1

Fixed Rate	—	—	2.5	(11.7)	2.5	(11.7)	14.2

Total	$—	$—	$2.7	($12.6)	$2.7	($12.6)	$15.3

(1)
Excludes, as of March 31, 2010, $2.1 million of securities which were carried at or below fair value and securities against which an other-than-temporary impairment equal to the entire book value was recognized in earnings.

As of March 31, 2010, four securities with an aggregate carrying value of $15.3 million were carried at values in excess of their fair values. Fair value for these securities was $2.7 million as of March 31, 2010. In total, as of March 31, 2010, we had seven investments in securities with an aggregate carrying value of $17.5 million that have an estimated fair value of $6.7 million, including three investments in CMBS with an estimated fair value of $3.9 million and four investments in CDOs and other securities with an estimated fair value of $2.8 million. These valuations do not include the value of interest rate swaps entered into in conjunction with the purchase/financing of these investments, if any.

The following table shows the gross unrealized losses and fair value of our securities for which the fair value is lower than our book value as of December 31, 2009 and that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		Greater Than 12 Months		Total

	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Book Value (1)

Floating Rate	$—	$—	$0.2	($0.9)	$0.2	($0.9)	$1.1

Fixed Rate	—	—	3.8	(9.7)	3.8	(9.7)	13.5

Total	$—	$—	$4.0	($10.6)	$4.0	($10.6)	$14.6

(1)
Excludes, as of December 31, 2009, $2.7 million of securities which were carried at or below fair value and securities against which an other-than-temporary impairment equal to the entire book value was recognized in earnings.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

As of December 31, 2009, three securities with an aggregate carrying value of $14.6 million were carried at values in excess of their fair values. Fair value for these securities was $4.0 million as of December 31, 2009. In total, as of December 31, 2009, we had nine investments in securities with an aggregate carrying value of $17.3 million that have an estimated fair value of $8.5 million, including three investments in CMBS with an estimated fair value of $3.9 million and six investments in CDOs and other securities with an estimated fair value of $4.7 million. These valuations do not include the value of interest rate swaps entered into in conjunction with the purchase/financing of these investments, if any.

We determine fair values using third party dealer assessments of value, supplemented in limited cases with our own internal financial model-based estimations of fair value. We regularly examine our securities portfolio and have determined that, despite these differences between carrying value and fair value, our expectations of future cash flows have only changed adversely for four of our securities, against which we have recognized other-than-temporary-impairments.

Our estimation of cash flows expected to be generated by our securities portfolio is based upon an internal review of the underlying loans securing our investments both on an absolute basis and compared to our initial underwriting for each investment. Our efforts are supplemented by third party research reports, third party market assessments and our dialogue with market participants. As of March 31, 2010, we do not intend to sell our securities, nor do we believe it is more likely than not that we will be required to sell our securities before recovery of their amortized cost bases, which may be at maturity. This, combined with our assessment of cash flows, is the basis for our conclusion that these investments are not impaired, other than as described above, despite the differences between estimated fair value and book value. We attribute the difference between book value and estimated fair value to the current market dislocation and a general negative bias against structured financial products such as CMBS and CDOs.

Note 4. Loans Receivable, net

As described in Note 2, our consolidated balance sheets separately state our assets and liabilities and certain assets and liabilities of our consolidated VIEs. The following disclosures relate only to our loans receivable portfolio we own directly. See also Note 10 for comparable disclosures regarding our loans receivable which are held in consolidated VIEs, as separately stated on our consolidated balance sheets.

Activity relating to our loans receivable for the three months ended March 31, 2010 was as follows (in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value (1)

December 31, 2009	$1,126,697	($359,952)	$766,745

Additional fundings (2)	276	—	276
Principal paydowns	(1,167)	—	(1,167)
Discount/premium amortization & other	296	—	296
Provision for loan losses	—	(27,000)	(27,000)

March 31, 2010	$1,126,102	($386,952)	$739,150

(1)	Includes loans with a total principal balance of $1.13 billion as of both March 31, 2010 and December 31, 2009.
(2)	Additional fundings includes capitalized interest of $90,000.

The following table details overall statistics for our loans receivable portfolio as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Number of investments	35	35
Fixed / Floating (in millions) (1)	$58 / $681	$58 / $708
Coupon (2) (3)	3.75%	3.77%
Yield (2) (3)	3.72%	3.59%
Maturity (years) (2) (4)	2.0	2.2

(1)	Represents the aggregate net book value of our portfolio allocated between fixed rate and floating rate loans.
(2)	Represents a weighted average as of March 31, 2010 and December 31, 2009, respectively.
(3)	Calculations for floating rate loans are based on LIBOR of 0.25% and 0.23% as of March 31, 2010 and December 31, 2009, respectively.
(4)	Represents the final maturity of the investment assuming all extension options are executed.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The tables below detail the types of loans in our portfolio, as well as the property type and geographic distribution of the properties securing our loans, as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010		December 31, 2009
Asset Type	Book Value	Percentage	Book Value	Percentage
Senior mortgages	$302,521	41%	$302,999	40%
Mezzanine loans	209,857	28	209,980	27
Subordinate interests in mortgages	152,441	20	179,525	23
Other	74,331	11	74,241	10
Total	$739,150	100%	$766,745	100%

Property Type	Book Value	Percentage	Book Value	Percentage
Office	$338,736	46%	$339,142	44%
Hotel	176,680	24	176,557	23
Healthcare	113,511	15	113,900	15
Multifamily	23,628	3	23,657	3
Retail	14,223	2	14,219	2
Other	72,372	10	99,270	13
Total	$739,150	100%	$766,745	100%

Geographic Location	Book Value	Percentage	Book Value	Percentage
Northeast	$222,259	30%	$222,303	29%
Southeast	196,789	27	196,640	26
Southwest	97,368	13	97,384	13
West	76,840	10	76,751	10
Northwest	36,780	5	64,260	8
Midwest	18,783	3	18,827	2
International	54,723	7	54,800	7
Diversified	35,608	5	35,780	5
Total	$739,150	100%	$766,745	100%

Quarterly, management evaluates our loan portfolio for impairment as described in Note 2. As of March 31, 2010, we identified ten loans with an aggregate gross book value of $459.3 million for impairment, against which we have recorded a $387.0 million provision, and which are carried at an aggregate net book value of $72.3 million. These include six loans with an aggregate gross carrying value of $371.3 million which are current in their interest payments, against which we have recorded a $318.9 million provision, as well as four loans which are delinquent on contractual payments with an aggregate gross carrying value of $88.0 million, against which we have recorded a $68.1 million provision.

Our average balance of impaired loans was $65.3 million during the three months ended March 31, 2010. Subsequent to their impairment, we recorded interest on these loans of $3.0 million during the first quarter of 2010. Our average balance of impaired loans was $8.4 million during the three months ended March 31, 2009. We did not record any income on these loans during the first quarter of 2009.

In some cases our loan originations are not fully funded at closing, creating an obligation for us to make future fundings, which we refer to as Unfunded Loan Commitments. Typically, Unfunded Loan Commitments are part of construction and transitional loans. As of March 31, 2010, our three Unfunded Loan Commitments totaled $4.7 million, which will generally only be funded when and/or if the borrower meets certain performance hurdles with respect to the underlying collateral, or to reimburse costs associated with leasing activity.

Note 5. Real Estate Held-for-Sale

We do not have any real estate held-for-sale as of March 31, 2010. During the three months ended March 31, 2009 we recorded a $1.3 million impairment against an investment which was sold in July 2009.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 6. Equity Investments in Unconsolidated Subsidiaries

Our equity investments in unconsolidated subsidiaries consist primarily of our co-investments in investment management vehicles that we sponsor and manage. As of March 31, 2010, we had co-investments in two such vehicles, CT Mezzanine Partners III, Inc., or Fund III, in which we have a 4.7% investment, and CT Opportunity Partners I, LP, or CTOPI, in which we have a 4.6% investment. In addition to our co-investments, we record capitalized costs associated with these vehicles in equity investments in unconsolidated subsidiaries. As of March 31, 2010, $17.8 million of our $25.0 million capital commitment to CTOPI remains unfunded.

Activity relating to our equity investments in unconsolidated subsidiaries for the three months ended March 31, 2010 was as follows (in thousands):

	Fund III	CTOPI	Other	Total

December 31, 2009	$158	$2,175	$18	$2,351
Income (loss) from equity investments	—	372	(2)	370
March 31, 2010	$158	$2,547	$16	$2,721

In accordance with the respective management agreements with Fund III and CTOPI, CTIMCO may earn incentive compensation when certain returns are achieved for the shareholders/partners of Fund III and CTOPI, which will be accrued if and when earned, and when appropriate contingencies have been eliminated. In the event that additional capital calls are made at Fund III, we may be required to refund some or all of the $5.6 million incentive compensation previously received. As of March 31, 2010, our maximum exposure to loss from Fund III and CTOPI was $6.3 million and $8.7 million, respectively.

Note 7. Debt Obligations

As described in Note 2, our consolidated balance sheets separately state our assets and liabilities and certain assets and liabilities of our consolidated VIEs. The following disclosures relate to the debt obligations of Capital Trust, Inc. and its wholly-owned subsidiaries only. See also Note 10 for comparable disclosures regarding the debt obligations of our consolidated VIEs, which are non-recourse to us, as separately stated on our consolidated balance sheets.

As of March 31, 2010 and December 31, 2009, we had $672.7 million and $677.4 million of total debt obligations outstanding, respectively. The balances of each category of debt, their respective coupons and all-in effective costs, including the amortization of fees and expenses, were as follows (in thousands):

	March 31, 2010		December 31, 2009	March 31, 2010
Recourse Debt Obligations	Principal Balance	Book Balance	Book Balance	Coupon(1)	All-In Cost(1)		Maturity Date(2)

Repurchase obligations
JPMorgan	$255,941	$255,678	$258,203	1.76%	1.81%		March 15, 2011
Morgan Stanley	145,687	145,549	148,170	2.11%	2.11%		March 15, 2011
Citigroup	43,547	43,498	43,764	1.59%	1.65%		March 15, 2011
Total repurchase obligations	445,175	444,725	450,137	1.86%	1.89%		March 15, 2011

Senior credit facility	98,922	98,922	99,188	3.25%	7.20%		March 15, 2011

Junior subordinated notes (3)	143,753	129,089	128,077	1.00%	4.28%		April 30, 2036

Total/Weighted Average	$687,850	$672,736	$677,402	1.88%	3.13	% (4)	January 9, 2016

(1)	Represents a weighted average for each respective facility, assuming LIBOR of 0.25% at March 31, 2010 for floating rate debt obligations.
(2)
Maturity dates for our repurchase obligations with JPMorgan, Morgan Stanley and Citigroup, and our senior credit facility, do not give effect to the potential one year extension, to March 15, 2012, which is at our lenders’ discretion.

(3)
The coupon for junior subordinated notes will remain at 1.00% per annum through April 29, 2012, increase to 7.23% per annum for the period from April 30, 2012 through April 29, 2016 and then convert to a floating interest rate of three-month LIBOR + 2.44% per annum through maturity.

(4)	Including the impact of interest rate hedges with an aggregate notional balance of $64.3 million as of March 31, 2010, the effective all-in cost of our debt obligations would be 3.60% per annum.

Index
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

Specifically, on March 16, 2009, we entered into separate amendments to the respective master repurchase agreements with JPMorgan, Morgan Stanley and Citigroup. Pursuant to the terms of each such agreement, we amended the terms of each such facility, without any change to the collateral pool securing the debt owed to each participating secured lender, to provide the following:

•
Maturity dates were modified to one year from the March 16, 2009 effective date of each respective agreement, which maturity dates may be extended further for two one-year periods. The first one-year extension option was exercised by us in March 2010, as a result of a successful twenty percent reduction in the amount owed each secured lender from the amount outstanding as of the March 16, 2009 amendment. The second one-year extension option is exercisable by each participating secured lender in its sole discretion. Currently, maturity dates for our repurchase agreements have been extended to March 15, 2011.

•
We agreed to pay each secured participating lender periodic amortization as follows: (i) mandatory payments, payable monthly in arrears, in an amount equal to sixty-five (65%) of the net interest income generated by each such lender’s collateral pool (this amount did not change during the first one-year extension period), and (ii) one hundred percent (100%) of the principal proceeds received from the repayment of assets in each such lender’s collateral pool. In addition, under the terms of the amendment with Citigroup, we agreed to pay Citigroup an additional quarterly amortization payment equal to the lesser of: (x) Citigroup’s then outstanding secured credit facility balance or (y) the product of (i) the total cash paid (including both principal and interest) during the period to our senior credit facility in excess of an amount equivalent to LIBOR plus 1.75% based upon a $100.0 million facility amount, and (ii) a fraction, the numerator of which is Citigroup’s then outstanding secured credit facility balance and the denominator is the total outstanding secured indebtedness of the secured participating lenders.

•
We further agreed to amortize each participating secured lender’s secured debt at the end of each calendar quarter on a pro rata basis until we have repaid our secured recourse credit facilities and thereafter our senior credit facility in an amount equal to any unrestricted cash in excess of the sum of (i) $25.0 million, and (ii) any unfunded loan and co-investment commitments.

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

•
We eliminated the cash margin call provisions and amended the mark-to-market provisions that were in effect under the original terms of the secured credit facilities. Under the revised secured credit facilities, going forward, collateral value is expected to be determined by our lenders based upon changes in the performance of the underlying real estate collateral as opposed to changes in market spreads under the original terms. Beginning September 2009, each collateral pool may be valued monthly. If the ratio of a secured lender’s total outstanding secured credit facility balance to total collateral value exceeds 1.15x the ratio calculated as of the effective date of the amended agreements, we may be required to liquidate collateral and reduce the borrowings or post other collateral in an effort to bring the ratio back into compliance with the prescribed ratio, which may or may not be successful.

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

Index
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

The following table details the aggregate outstanding principal balance, carrying value and fair value of our assets, primarily loans receivable, which were pledged as collateral under our secured credit facilities as of March 31, 2010, as well as the amount at risk under each facility (in thousands). The amount at risk is generally equal to the carrying value of our collateral less the outstanding principal balance of the associated credit facility.

		Loans and Securities Collateral Balances, as of March 31, 2010
Secured Lender	Facility Balance	Principal Balance	Carrying Value	Fair Market Value (1)	Amount at Risk (2)
JPMorgan	$255,941	$502,811	$385,312	$298,764	$136,432
Morgan Stanley (3)	145,687	387,124	242,966	142,389	97,279
Citigroup	43,547	77,648	75,842	55,762	32,295
	$445,175	$967,583	$704,120	$496,915	$266,006

(1)
Fair values represent the amount at which assets could be sold in an orderly transaction between a willing buyer and willing seller. The immediate liquidation value of these assets may be substantially different.

(2)
Amount at risk is calculated on an asset-by-asset basis for each facility and considers the greater of (a) the carrying value of an asset and (b) the fair value of an asset, in determining the total risk.

(3)
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

•
initiate quarterly amortization equal to the greater of: (i) $5.0 million per annum, and (ii) 25% of the annual cash flow received from our currently unencumbered collateralized debt obligation interests;

•	pledge our unencumbered CDO interests and provide a negative pledge with respect to certain other assets; and

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

•	replace all existing financial covenants with substantially similar covenants and default provisions to those described above with respect to the participating secured facilities.

As of March 31, 2010, we had $98.9 million outstanding under our senior credit facility at a cash cost of LIBOR plus 3.00%. Since we amended and restated our senior credit agreement on March 16, 2009, we have made amortization payments of $5.0 million, and $3.9 million of accrued interest was added to the outstanding balance.

Junior Subordinated Notes

The most subordinate component of our debt obligations are our junior subordinated notes. As of March 31, 2010, these notes had a principal balance of $143.8 million ($129.1 million book balance) at a cash cost of 1.00% per annum.

Pursuant to exchange agreements dated March 16, 2009 and May 14, 2009, we issued a $143.8 million aggregate principal amount of junior subordinated notes which mature on April 30, 2036 and are freely redeemable by us at par at any time. The interest rate payable under the subordinated notes is 1% per annum from the date of issuance through and including April 29, 2012, a fixed rate of 7.23% per annum through and including April 29, 2016, and thereafter a floating rate, reset quarterly, equal to three-month LIBOR plus 2.44% until maturity. The junior subordinated notes contain a covenant that through April 30, 2012, subject to certain exceptions, we may not declare or pay dividends or distributions on, or redeem, purchase or acquire any of our equity interests except to the extent necessary to maintain our status as a REIT.

Note 8. Participations Sold

Participations sold represent interests in certain loans that we originated and subsequently sold to one of our investment management vehicles, CT Large Loan 2006, Inc., and third parties. We present these sold interests as both assets and non-recourse liabilities on the basis that these arrangements do not qualify as sales under GAAP. We have no economic exposure to these liabilities in excess of the value of the assets sold. As of March 31, 2010, we had five such participations sold with a total gross carrying value of $288.8 million.

The income earned on the loans is recorded as interest income and an identical amount is recorded as interest expense in the consolidated statements of operations. Generally, participations sold are recorded as assets and liabilities in equal amounts on our consolidated balance sheets. During 2009, we recorded $172.5 million of provisions for loan losses against certain of our participations sold assets, resulting in a net book value of $116.4 million as of March 31, 2010. The associated liabilities have not been adjusted as of March 31, 2010, because we are prohibited by GAAP from reducing their carrying value until the loan assets are contractually extinguished.

The following table describes our participations sold assets and liabilities as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31,	December 31,
	2010	2009
Participations sold assets
Gross carrying value	$288,827	$289,144
Less: Provision for loan losses	(172,465)	(172,465)
Net book value of assets	$116,362	$116,679

Participations sold liabilities
Net book value of liabilities	$288,827	$289,144
Net impact to shareholders' equity	($172,465)	($172,465)

Note 9. Derivative Financial Instruments

To manage interest rate risk, we typically employ interest rate swaps, or other arrangements, to convert a portion of our floating rate debt to fixed rate debt in order to index match our assets and liabilities. The interest rate swaps that we employ are designated as cash flow hedges and are designed to hedge fixed rate assets against floating rate liabilities. Under cash flow hedges, we pay our hedge counterparties a fixed rate amount and our counterparties pay us a floating rate amount, which we settle monthly, and record as a component of interest expense. Our counterparties in these transactions are financial institutions and we are dependent upon the financial health of these counterparties and a functioning interest rate derivative market in order to effectively execute our hedging strategy.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

As described in Note 2, our consolidated balance sheets separately state our assets and liabilities and certain assets and liabilities of our consolidated VIEs. The following disclosures relate only to the interest rate hedge liabilities of Capital Trust, Inc. and its wholly-owned subsidiaries. See also Note 10 for comparable disclosures regarding the interest rate hedge liabilities of our consolidated VIEs, which are non-recourse to us, as separately stated on our consolidated balance sheets.

The following table summarizes the notional and fair values of our interest rate swaps as of March 31, 2010 and December 31, 2009. The notional value provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk (in thousands):

Type	Counterparty	March 31, 2010 Notional Amount	Interest Rate (1)	Maturity	March 31, 2010 Fair Value	December 31, 2009 Fair Value
Cash Flow Hedge	JPMorgan Chase	$17,886	5.14%	2014	($1,160)	($1,182)
Cash Flow Hedge	JPMorgan Chase	16,894	4.83%	2014	(981)	(966)
Cash Flow Hedge	JPMorgan Chase	16,377	5.52%	2018	(1,211)	(1,239)
Cash Flow Hedge	JPMorgan Chase	7,062	5.11%	2016	(444)	(440)
Cash Flow Hedge	JPMorgan Chase	3,241	5.45%	2015	(232)	(237)
Cash Flow Hedge	JPMorgan Chase	2,824	5.08%	2011	(102)	(120)
Total/Weighted Average		$64,284	5.16%	2015	($4,130)	($4,184)

(1)
Represents the gross fixed interest rate we pay to our counterparties under these derivative instruments. We receive an amount of interest indexed to one-month LIBOR on all of our interest rate swaps as of March 31, 2010 and December 31, 2009.

As of both March 31, 2010 and December 31, 2009, all of our derivative financial instruments were recorded at fair value as interest rate hedge liabilities on our consolidated balance sheet. During the three months ended March 31, 2010, we did not enter into any new derivative financial instrument contracts.

The table below shows amounts recorded to other comprehensive income and amounts recorded to interest expense from other comprehensive income for the three months ended March 31, 2010 and 2009 (in thousands):

	Amount of gain (loss) recognized in OCI for the three months ended		Amount of loss reclassified from OCI to income for the three months ended (1)
Hedge	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Interest rate swaps	$54	$2,597	($745)	($848)

(1)	Represents net amounts paid to swap counterparties during the period, which are included in interest expense, offset by an immaterial amount of non-cash swap amortization.

All of our hedges were classified as highly effective for all of the periods presented, and over the next twelve months we expect approximately $2.9 million to be reclassified from other comprehensive income to interest expense. This amount is generally the present value of expected payments under the respective derivative contracts.

Certain of our derivative agreements contain provisions whereby a default on any of our debt obligations could also constitute a default under these derivative obligations. As of March 31, 2010, derivatives related to these agreements were in a net liability position of $7.8 million based on their contractual terms, which amount excludes certain adjustments made in arriving at fair value in accordance with GAAP. If we breach any of these provisions, we could be required to settle our obligations under the agreements at their termination value.

As of March 31, 2010, we were not in default under any of our debt obligations and have not posted any assets as collateral under our derivative agreements.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 10. Variable Interest Entities

I. Consolidated VIEs
As of March 31, 2010, our consolidated balance sheet includes an aggregate $3.8 billion of assets and $3.9 billion of liabilities related to 11 consolidated VIEs. Due to the non-recourse nature of these VIEs, and other factors discussed below, our net exposure to loss from investments in these entities is limited to $42.1 million.

Our consolidated VIEs generally include two categories of entities: (i) collateralized debt obligations sponsored and issued by us, which we refer to as CT CDOs, and (ii) other consolidated VIEs, which are also securitization vehicles but were not issued or sponsored by us. We have historically consolidated the CT CDOs, however we began consolidating the additional VIEs as of January 1, 2010, as discussed in Note 2.

CT CDOs

We currently consolidate four collateralized debt obligation, or CDO, trusts, which are VIEs that were sponsored by us. These CT CDO trusts invest in commercial real estate debt instruments, some of which we originated/acquired and transferred to the trust entities, and are financed by the debt and equity they issue. We are named as collateral manager of all four CT CDO trusts and are named special servicer on a number of CDO collateral assets. As a result of consolidation, our subordinate debt and equity ownership interests in these CT CDO trusts have been eliminated, and our balance sheet reflects both the assets held and debt issued by these CDO trusts to third parties. Similarly, our operating results and cash flows include the gross amounts related to the assets and liabilities of the CT CDO entities, as opposed to our net economic interests in these entities. Fees earned by us for the management of these CDO trusts are eliminated in consolidation.

Our interest in the assets held by these CT CDO trusts, which are consolidated on our balance sheet, is restricted by the structural provisions of these entities, and our recovery of these assets will be limited by the CDO trusts’ distribution provisions, which are subject to change due to covenant breaches or asset impairments, as further described below in this Note 10. The liabilities of the CT CDO trusts, which are also consolidated on our balance sheet, are non-recourse to us, and can generally only be satisfied from each CDO trust’s respective asset pool.

We are not obligated to provide, nor have we provided, any financial support to these CT CDO entities. Accordingly, as of March 31, 2010, our maximum exposure to loss as a result of our investment in these entities is limited to $234.0 million, the notional amount of the subordinate debt and equity interest we retained in these CDO entities. After giving effect to certain transfers of these interests, provisions for loan losses and other-than-temporary impairments recorded as of March 31, 2010, our remaining net exposure to loss from these entities is $42.1 million.

Other Consolidated VIEs

As discussed above, we currently consolidate seven additional VIEs, all of which are securitization vehicles substantially similar to the CT CDOs. These VIEs invest in commercial real estate debt instruments, which investments were not originated or transferred to the VIEs by us. In addition to our investment in the subordinate classes of the securities issued by these VIEs, we are named as special servicer on a number of the VIEs’ assets. The total face amount of assets in such entities where we are named special servicer aggregated $1.5 billion as of March 31, 2010. As a result of consolidation, our ownership interests in these VIEs have been eliminated, and our balance sheet reflects both the assets held and debt issued by these VIEs to third parties. Similarly, our operating results and cash flows include the gross amounts related to the assets and liabilities of the VIEs, as opposed to our net economic interests in these entities. Special servicing fees earned by us on assets owned by these VIEs are eliminated in consolidation.

Our interest in the assets held by these VIEs, which are consolidated on our balance sheet, is restricted by the structural provisions of these entities, and a recovery of our investment in the VIEs will be limited by each entity’s distribution provisions. The liabilities of the VIEs, which are also consolidated on our balance sheet, are non-recourse to us, and can generally only be satisfied from each VIE’s respective asset pool.

We are not obligated to provide, nor have we provided, any financial support to these VIEs. In addition, five of these seven investments have been made through our CT CDOs and are entirely non-recourse to us. Accordingly, as of March 31, 2010, our maximum exposure to loss as a result of our investment in these entities is limited to $69.0 million, the notional amount of our investment in the two VIEs not held by our CT CDOs. Prior to consolidation, we have previously impaired 100% of our investment in these entities, resulting in a zero net exposure to loss as of March 31, 2010.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

As described in Note 2, our consolidated balance sheets separately state our assets and liabilities and certain assets and liabilities of our consolidated VIEs. The following disclosures relate specifically to the assets and liabilities of these VIEs, as separately stated on our consolidated balance sheets.

A. Securities Held-to-Maturity – Consolidated VIEs
Our consolidated VIEs’ securities portfolio consists of commercial mortgage-backed securities, or CMBS, collateralized debt obligations, or CDOs, and other securities. Activity relating to these securities for the three months ended March 31, 2010 was as follows (in thousands):

	CMBS	CDOs & Other	Total Book Value (1)

December 31, 2009	$624,791	$73,073	$697,864

Impact of consolidation due to change in accounting principal	(78,087)	—	(78,087)
Principal paydowns	(1,554)	(1,934)	(3,488)
Discount/premium amortization & other (2)	1,854	(217)	1,637
Other-than-temporary impairments:
Recognized in earnings	(19,823)	—	(19,823)
Recognized in accumulated other comprehensive income	(16,164)	—	(16,164)

March 31, 2010	$511,017	$70,922	$581,939

(1)
Includes securities with a total face value of $646.6 million and $751.2 million as of March 31, 2010 and December 31, 2009, respectively. Securities with an aggregate face value of $101.1 million, which had a net carrying value of $78.1 million as of December 31, 2009, have been eliminated in consolidation beginning January 1, 2010 as discussed in Note 2.

(2)	Includes mark-to-market adjustments on securities previously classified as available-for-sale, amortization of other-than-temporary impairments, and losses, if any.

The following table details overall statistics for our consolidated VIEs’ securities portfolio as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Number of securities	58	64
Number of issues	42	47
Rating (1) (2) (3)	BB+	BB-
Fixed / Floating (in millions) (4)	$571 / $11	$618 / $80
Coupon (1) (5)	6.57%	6.11%
Yield (1) (5)	6.85%	6.58%
Life (years) (1) (6)	3.2	3.6

(1)	Represents a weighted average as of March 31, 2010 and December 31, 2009, respectively.
(2)	Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security.
(3)	Increase in weighted average rating as of March 31, 2010 is primarily due to the consolidation of additional VIEs as described in Note 2.
(4)	Represents the aggregate net book value of our portfolio allocated between fixed rate and floating rate securities.
(5)	Calculations for floating rate securities are based on LIBOR of 0.25% and 0.23% as of March 31, 2010 and December 31, 2009, respectively.
(6)	Weighted average life is based on the timing and amount of future expected principal payments through the expected repayment date of each respective investment.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The table below details the ratings and vintage distribution of our consolidated VIEs’ securities as of March 31, 2010 (in thousands):

	Rating as of March 31, 2010
Vintage	AAA	AA	A	BBB	BB	B	CCC and Below	Total
2007	$—	$—	$—	$—	$—	$—	$—	$—
2006	—	—	—	—	—	3,496	13,844	17,340
2005	—	—	—	—	—	15,695	19,619	35,314
2004	—	24,840	17,291	—	—	9,782	2,257	54,170
2003	9,905	—	—	4,978	—	—	—	14,883
2002	—	—	—	6,628	—	2,612	—	9,240
2001	—	—	—	4,836	14,198	—	—	19,034
2000	7,482	—	—	—	4,984	—	21,825	34,291
1999	—	—	11,412	1,430	17,400	—	—	30,242
1998	116,221	—	82,907	75,330	11,703	—	8,718	294,879
1997	—	—	35,015	4,580	8,640	—	—	48,235
1996	24,311	—	—	—	—	—	—	24,311
Total	$157,919	$24,840	$146,625	$97,782	$56,925	$31,585	$66,263	$581,939

The table below details the ratings and vintage distribution of our consolidated VIEs’ securities as of December 31, 2009 (in thousands):

	Rating as of December 31, 2009
Vintage	AAA	AA	A	BBB	BB	B	CCC and Below	Total
2007	$—	$—	$—	$—	$2,812	$—	$28,921	$31,733
2006	—	—	—	—	—	8,933	28,325	37,258
2005	—	—	—	11,866	1,250	14,630	22,104	49,850
2004	—	24,848	19,225	—	25,540	9,782	—	79,395
2003	9,905	—	—	4,976	—	—	—	14,881
2002	—	—	—	6,616	—	2,599	—	9,215
2001	—	—	—	4,843	14,204	—	—	19,047
2000	7,506	—	—	—	4,982	—	22,069	34,557
1999	—	—	11,436	1,432	17,359	—	—	30,227
1998	117,349	—	82,791	75,314	11,807	—	12,900	300,161
1997	—	—	35,101	4,876	8,580	—	18,778	67,335
1996	24,205	—	—	—	—	—	—	24,205
Total	$158,965	$24,848	$148,553	$109,923	$86,534	$35,944	$133,097	$697,864

As detailed in Note 2, on August 4, 2005, we changed the accounting classification of our then portfolio of securities from available-for-sale to held-to-maturity. While we typically account for the securities in our portfolio on a held-to-maturity basis, under certain circumstances, we will account for securities on an available-for-sale basis. As of both March 31, 2010 and December 31, 2009, our consolidated VIEs had no securities classified as available-for-sale. Our consolidated VIEs’ securities’ book value of $581.9 million as of March 31, 2010 is comprised of (i) their amortized cost basis, as defined under GAAP, of $594.2 million (of which $523.3 million related to CMBS and $70.9 million related to CDOs and other securities), (ii) amounts related to mark-to-market adjustments on securities previously classified as available-for-sale of $6.0 million, and (iii) the portion of other-than-temporary impairments of ($18.2) million not related to expected credit losses.

Quarterly, we reevaluate our consolidated VIEs’ securities portfolio to determine if there has been an other-than-temporary impairment based upon expected future cash flows. As a result of this evaluation, under the guidance discussed in Note 2, during the three months ended March 31, 2010, we recorded a gross other-than-temporary impairment of $36.0 million. This gross other-than-temporary impairment includes $19.8 million related to expected credit losses which has been recorded through earnings, and $16.2 million of fair value adjustments in excess of expected credit losses, or Valuation Adjustments, which have been recorded as a component of accumulated other comprehensive income (loss) on our consolidated balance sheet with no impact on earnings.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes activity related to the other-than-temporary impairments of our consolidated VIEs’ securities during the three months ended March 31, 2010 (in thousands):

	Gross Other-Than-Temporary Impairments	Credit Related Other-Than- Temporary Impairments	Non-Credit Related Other-Than- Temporary Impairments

December 31, 2009	$32,508	$25,112	$7,396

Impact of change in accounting principle (1)	(5,376)	(1,576)	(3,800)
Additions due to change in expected cash flows	35,987	19,823	16,164
Amortization of other-than-temporary impairments	(1,472)	119	(1,591)

March 31, 2010	$61,647	$43,478	$18,169

(1)
Due to the consolidation of additional VIEs, as discussed in Note 2, other-than-temporary impairments which were previously recorded on our investment in these entities have been eliminated in consolidation beginning January 1, 2010.

Certain of our consolidated VIEs’ securities are carried at values in excess of their fair values. This difference can be caused by, among other things, changes in interest rates and credit spreads. The following table shows the gross unrealized losses and fair value of securities for which the fair value is lower than their book value as of March 31, 2010 and that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		Greater Than 12 Months		Total

	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Book Value (1)

Floating Rate	$—	$—	$4.9	($4.9)	$4.9	($4.9)	$9.8

Fixed Rate	—	—	341.6	(98.7)	341.6	(98.7)	440.3

Total	$—	$—	$346.5	($103.6)	$346.5	($103.6)	$450.1

(1)
Excludes, as of March 31, 2010, $131.9 million of securities which were carried at or below fair value and securities against which an other-than-temporary impairment equal to the entire book value was recognized in earnings.

As of March 31, 2010, 43 securities with an aggregate carrying value of $450.1 million were carried at values in excess of their fair values. Fair value for these securities was $346.5 million as of March 31, 2010. In total, as of March 31, 2010, we had 58 investments in securities with an aggregate carrying value of $581.9 million that have an estimated fair value of $487.4 million, including 56 investments in CMBS with an estimated fair value of $421.3 million and two investments in CDOs and other securities with an estimated fair value of $66.1 million. These valuations do not include the value of interest rate swaps entered into in conjunction with the purchase/financing of these investments, if any.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table shows the gross unrealized losses and fair value of securities for which the fair value is lower than our book value as of December 31, 2009 and that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		Greater Than 12 Months		Total

	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Book Value (1)

Floating Rate	$—	$—	$24.5	($55.1)	$24.5	($55.1)	$79.6

Fixed Rate	27.6	(3.9)	333.6	(125.9)	361.2	(129.8)	491.0

Total	$27.6	($3.9)	$358.1	($181.0)	$385.7	($184.9)	$570.6

(1)
Excludes, as of December 31, 2009, $127.2 million of securities which were carried at or below fair value and securities against which an other-than-temporary impairment equal to the entire book value was recognized in earnings.

As of December 31, 2009, 54 securities with an aggregate carrying value of $570.6 million were carried at values in excess of their fair values. Fair value for these securities was $385.7 million as of December 31, 2009. In total, as of December 31, 2009, we had 64 investments in securities with an aggregate carrying value of $697.9 million that have an estimated fair value of $519.1 million, including 62 investments in CMBS with an estimated fair value of $451.5 million and two investments in CDOs and other securities with an estimated fair value of $67.6 million. These valuations do not include the value of interest rate swaps entered into in conjunction with the purchase/financing of these investments, if any.

We determine fair values using third party dealer assessments of value, supplemented in limited cases with our own internal financial model-based estimations of fair value. We regularly examine our securities portfolio and have determined that, despite these differences between carrying value and fair value, our expectations of future cash flows have only changed adversely for eight of our securities, against which we have recognized other-than-temporary-impairments. See Note 3 for additional discussion of fair value estimations.

B. Loans Receivable, Net – Consolidated VIEs
Activity relating to our consolidated VIEs’ loans receivable for the three months ended March 31, 2010 was as follows (in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value (1)

December 31, 2009	$508,971	($117,472)	$391,499

Impact of consolidation due to change in accounting principal	2,980,075	(134,834)	2,845,241
Satisfactions (2)	(116)	—	(116)
Principal paydowns	(23,196)	—	(23,196)
Discount/premium amortization & other	153	—	153
Provision for loan losses	—	(25,217)	(25,217)

March 31, 2010	$3,465,887	($277,523)	$3,188,364

(1)
Includes loans with a total principal balance of $3.47 billion and $511.4 million as of March 31, 2010 and December 31, 2009, respectively. Loans with an aggregate principal balance of $2.98 billion as of December 31, 2009 have been consolidated onto our balance sheet beginning January 1, 2010, as discussed in Note 2.

(2)	Includes final maturities and full repayments.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details overall statistics for our consolidated VIEs’ loans receivable portfolio as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Number of investments	106	26
Fixed / Floating (in millions) (1)	$235 / $2,953	$72 / $319
Coupon (2) (3)	2.28%	3.65%
Yield (2) (3)	2.27%	3.58%
Maturity (years) (2) (4)	1.3	3.4

(1)	Represents the aggregate net book value of our portfolio allocated between fixed rate and floating rate loans.
(2)	Represents a weighted average as of March 31, 2010 and December 31, 2009, respectively.
(3)	Calculations for floating rate loans are based on LIBOR of 0.25% and 0.23% as of March 31, 2010 and December 31, 2009, respectively.
(4)	For loans in CT CDOs, assumes all extension options are executed. For loans in other consolidated VIEs, maturity is based on information provided by the trustees of each respective VIE.

The tables below detail the types of loans in our consolidated VIEs’ portfolio, as well as the property type and geographic distribution of the properties securing these loans, as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010		December 31, 2009
Asset Type	Book Value	Percentage	Book Value	Percentage
Senior mortgages	$2,411,762	76%	$35,829	9%
Mezzanine loans	395,176	12	103,726	26
Subordinate interests in mortgages	358,255	10	228,662	59
Other	23,171	2	23,282	6
Total	$3,188,364	100%	$391,499	100%

Property Type	Book Value	Percentage	Book Value	Percentage
Healthcare	$1,173,489	37%	$27,976	7%
Office	859,402	27	174,695	45
Hotel	693,763	22	128,150	33
Retail	270,733	8	8,660	2
Other	190,977	6	52,018	13
Total	$3,188,364	100%	$391,499	100%

Geographic Location	Book Value	Percentage	Book Value	Percentage
Northeast	$501,801	16%	$225,117	57%
Southeast	438,793	14	72,976	19
West	185,049	6	36,041	9
Southwest	184,074	5	29,550	8
Midwest	26,215	1	8,884	2
Diversified	1,852,432	58	18,931	5
Total	$3,188,364	100%	$391,499	100%

Quarterly, management evaluates our consolidated VIEs’ loan portfolio for impairment as described in Note 2. As of March 31, 2010, we identified 17 loans with an aggregate gross book value of $415.9 million for impairment, against which we have recorded a $261.0 million provision, and which are carried at an aggregate net book value of $154.9 million. These include seven loans with an aggregate gross carrying value of $252.2 million which are current in their interest payments, against which we have recorded a $140.1 million provision, as well as ten loans which are delinquent on contractual payments with an aggregate gross carrying value of $163.7 million, against which we have recorded a $120.9 million provision. In addition, as described in Note 2, we have recorded a $16.5 million general provision for loan losses against 43 loans in our consolidated VIEs with an aggregate principal balance of $142.0 million.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Our average balance of impaired loans was $113.8 million during the three months ended March 31, 2010. Subsequent to their impairment, we recorded interest on these loans of $1.5 million during the first quarter of 2010. Our average balance of impaired loans was $21.1 million during the three months ended March 31, 2009. Subsequent to their impairment, we recorded interest on these loans of $84,000 during the first quarter of 2009.

C. Loans Held-for-Sale, Net – Consolidated VIEs
As of December 31, 2009, we were in the process of finalizing a sale of one of our consolidated VIEs’ non-performing loans with a gross carrying value of $18.3 million to a third party. We had previously recorded a provision for loan losses of $9.2 million against this loan, and in the fourth quarter of 2009 recaptured $8.4 million of the provision to reflect the expected sales proceeds. In January 2010, we completed the sale of this loan for $17.5 million, which approximates our net book value at December 31, 2009. Accordingly, we do not have any loans classified as held-for-sale as of March 31, 2010.

D. Debt Obligations – Consolidated VIEs
As of March 31, 2010 and December 31, 2009, our consolidated VIEs had $3.9 billion and $1.1 billion of total securitized debt obligations outstanding, respectively. The balances of each entity’s outstanding securitized debt obligations, their respective coupons and all-in effective costs, including the amortization of fees and expenses, were as follows (in thousands):

	March 31, 2010		December 31, 2009	March 31, 2010
Non-Recourse Securitized Debt Obligations	Principal Balance	Book Balance	Book Balance	Coupon(1)	All-In Cost(1)		Maturity Date(2)

CT collateralized debt obligations (CDOs)
CT CDO I	$219,565	$219,565	$233,168	0.91%	0.95%		August 1, 2012
CT CDO II	274,844	274,844	283,671	0.77%	1.05%		December 27, 2012
CT CDO III	252,000	253,077	254,156	5.23%	5.15%		February 18, 2013
CT CDO IV (3)	323,922	323,922	327,285	0.88%	1.02%		January 20, 2014
Total CT CDOs	1,070,331	1,071,408	1,098,280	1.88%	1.99%		April 6, 2013

Other consolidated VIEs
GMACC 1997-C1	108,996	108,996	—	7.10%	7.10%		July 1, 2029
GSMS 2006-FL8A	141,528	141,528	—	0.74%	0.74%		June 1, 2020
JPMCC 2004-FL1A	62,513	62,513	—	1.32%	1.32%		April 1, 2019
JPMCC 2005-FL1A	101,072	101,072	—	0.77%	0.77%		February 1, 2019
MSC 2007-XLFA	767,993	767,993	—	0.46%	0.46%		October 1, 2020
MSC 2007-XLCA	545,371	545,371	—	1.45%	1.45%		July 1, 2017
CSFB 2006-HC1	1,060,969	1,060,969	—	0.73%	0.73%		May 1, 2023
Total other consolidated VIE's	2,788,442	2,788,442	—	1.06%	1.06%		April 29, 2021

Total/Weighted Average	$3,858,773	$3,859,850	$1,098,280	1.29%	1.32	% (4)	February 1, 2019

(1)	Represents a weighted average for each respective facility, assuming LIBOR of 0.25% at March 31, 2010 for floating rate debt obligations.
(2)
Maturity dates for CT CDOs represent a weighted average date based on the timing of expected principal repayments to the respective bondholders. Maturity dates for other consolidated VIEs represent the contractual maturity dates.

(3)	Comprised, at March 31, 2010 of $310.6 million of floating rate notes sold and $13.3 million of fixed rate notes sold.
(4)
Including the impact of interest rate hedges with an aggregate notional balance of $351.6 million as of March 31, 2010, the effective all-in cost of our consolidated VIEs’ debt obligations would be 1.75% per annum.

As discussed above, our consolidated VIEs generally include two categories of entities: (i) collateralized debt obligations sponsored and issued by us, which we refer to as CT CDOs, and (ii) other consolidated VIEs, which are also securitization vehicles but were not issued or sponsored by us. We have historically consolidated the CT CDOs; however we began consolidating the additional VIEs as of January 1, 2010.

CT CDOs

As of March 31, 2010, we had CDOs outstanding from four separate issuances with a total face value of $1.1 billion. Our CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet at the amortized sales price of the securities we sold to third parties. On a combined basis, our CDOs provide us with $1.1 billion of non-recourse, non-mark-to-market, index-matched financing at a weighted average cash cost of 0.55% over the applicable indices (1.88% at March 31, 2010) and a weighted average all-in cost of 0.65% over the applicable indices (1.98% at March 31, 2010). As of March 31, 2010, $372.2 million of loans receivable and $581.9 million of securities were financed by our CDOs. As of December 31, 2009, $409.0 million of loans receivable and $697.9 million of securities were financed by our CDOs.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

CDO I and CDO II each have interest coverage and overcollateralization tests, which, when breached, provide for hyper-amortization of the senior notes sold by a redirection of cash flow that would otherwise have been paid to the subordinate classes, some of which are owned by us. When such tests are in breach for six consecutive months, the reinvesting feature of the CDO is suspended. The hyper-amortization is ceased once the test is back in compliance. The overcollateralization tests are a function of impairments to the CDO collateral. During the first quarter of 2009, we were informed by our CDO trustee of impairments due to rating agency downgrades of certain of the securities which serve as collateral in all of our CDOs. The impairments resulted in a breach of a CDO II overcollateralization test. During the second and third quarters of 2009, additional ratings downgrades on securities combined with the non-performance of loan collateral resulted in breaches of the CDO I overcollateralization tests and an additional CDO II overcollateralization test failure as well as a breach of a CDO II interest coverage test. These breaches have caused the redirection of CDO I and CDO II cash flow that would otherwise have been paid to the subordinate classes of the CDOs, some of which we own.

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

Other Consolidated VIEs

In addition to the CDOs sponsored by us, which are discussed above, we also have consolidated certain other VIEs beginning on January 1, 2010, as discussed in Note 2. The debt obligations of these entities are separately presented on our consolidated balance sheet along with the CDOs issued by us, as they represent non-recourse obligations. These obligations will generally be satisfied with the repayment of assets in each such entity’s collateral pool, or will be discharged when losses are realized. As of March 31, 2010, $2.8 billion of loans receivable were financed by the securities issued by these other consolidated VIEs.

E. Derivative Financial Instruments – Consolidated VIEs
The following table summarizes the notional and fair values of our consolidated VIEs’ interest rate swaps as of March 31, 2010 and December 31, 2009. The notional value provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk (in thousands):

Type	Counterparty	March 31, 2010 Notional Amount	Interest Rate (1)	Maturity	March 31, 2010 Fair Value	December 31, 2009 Fair Value
Cash Flow Hedge	Swiss RE Financial	$271,564	5.10%	2015	($23,146)	($21,785)
Cash Flow Hedge	Bank of America	49,009	4.58%	2014	(3,253)	(3,005)
Cash Flow Hedge	Morgan Stanley	18,044	3.95%	2011	(756)	(794)
Cash Flow Hedge	Bank of America	11,054	5.05%	2016	(1,046)	(930)
Cash Flow Hedge	Bank of America	5,104	4.12%	2016	(278)	(212)
Cash Flow Hedge	Morgan Stanley	780	5.31%	2011	(36)	(40)
Total/Weighted Average		$351,555	4.96%	2015	($28,515)	($26,766)

(1)
Represents the gross fixed interest rate we pay to our counterparties under these derivative instruments. We receive an amount of interest indexed to one-month LIBOR on all of our interest rate swaps as of March 31, 2010 and December 31, 2009.

As of both March 31, 2010 and December 31, 2009, all of our consolidated VIEs’ derivative financial instruments were recorded at fair value as interest rate hedge liabilities on our consolidated balance sheet.

The table below shows amounts recorded to other comprehensive income and amounts recorded to interest expense from other comprehensive income for the three months ended March 31, 2010 and 2009 (in thousands):

	Amount of gain (loss) recognized in OCI for the three months ended		Amount of loss reclassified from OCI to income for the three months ended (1)

Hedge	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Interest rate swaps	($1,749)	$1,021	($4,124)	($4,354)

(1)	Represents net amounts paid to swap counterparties during the period, which are included in interest expense, offset by an immaterial amount of non-cash swap amortization.

All of our consolidated VIEs’ hedges were classified as highly effective for all of the periods presented, and over the next twelve months, we expect approximately $15.4 million to be reclassified from other comprehensive income to interest expense. This amount is generally the present value of expected payments under the respective derivative contracts.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

As of March 31, 2010, our consolidated VIEs have not posted any assets as collateral under derivative agreements.

II. Investments in Unconsolidated Entities
In addition to our consolidated VIEs, our securities portfolio includes investments in both CMBS and CDOs, which are considered VIEs. These securities were acquired through investment, and do not represent a securitization or other transfer of our assets. We are not named as special servicer on these investments.

We are not obligated to provide, nor have we provided, any financial support to these entities. The majority of our securities portfolio, with an aggregate face amount of $646.6 million, is financed by our CT CDOs, and our exposure to loss is therefore limited to our interests in these consolidated entities described above. Accordingly, as of March 31, 2010, our maximum exposure to loss as a result of our investment in these entities is $36.2 million, the principal amount of our securities portfolio not financed by our CT CDOs. We have recorded other-than-temporary impairments of $16.6 million against this portfolio, resulting in a net exposure to loss of $19.6 million as of March 31, 2010. See Note 3 for additional discussion of securities not financed by our CT CDOs.

We have not consolidated these VIEs due to our determination that, based on the structural provisions of each entity and the nature of our investments, we do not have the power to direct the activities that most significantly impact these entities' economic performance.

Note 11. Shareholders’ Equity

Authorized Capital
We have the authority to issue up to 200,000,000 shares of stock, consisting of (i) 100,000,000 shares of class A common stock, and (ii) 100,000,000 shares of preferred stock. Subject to applicable New York Stock Exchange listing requirements, our board of directors is authorized to issue additional shares of authorized stock without shareholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock.

Common Stock
Shares of class A common stock are entitled to vote on all matters presented to a vote of shareholders, except as provided by law or subject to the voting rights of any outstanding preferred stock. Holders of record of shares of class A common stock on the record date fixed by our board of directors are entitled to receive such dividends as may be declared by the board of directors subject to the rights of the holders of any outstanding preferred stock. A total of 22,371,108 shares of common stock and stock units were issued and outstanding as of March 31, 2010.

We did not repurchase any of our common stock during the three months ended March 31, 2010, other than the 5,443 shares we acquired pursuant to elections by incentive plan participants to satisfy tax withholding obligations through the surrender of shares equal in value to the amount of the withholding obligation incurred upon the vesting of restricted stock.

Preferred Stock
We have not issued any shares of preferred stock since we repurchased all of the previously issued and outstanding preferred stock in 2001.

Warrants
As discussed in Note 7, in conjunction with our debt restructuring, we issued to certain of our secured lenders warrants to purchase an aggregate 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share. The warrants will become exercisable on March 16, 2012 and expire on March 16, 2019, and may be exercised through a cashless exercise at the option of the warrant holders. The fair value assigned to these warrants, totaling $940,000, has been recorded as an increase to additional paid-in capital, and will be amortized over the term of the related debt obligations. The warrants were valued using the Black-Scholes valuation method.

Dividends
We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with GAAP) to our shareholders to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. If necessary for REIT qualification purposes, we may need to distribute any taxable income remaining after giving effect to the distribution of the final regular quarterly dividend each year, together with the first regular quarterly dividend payment of the following taxable year or, at our discretion, in a separate dividend distributed prior thereto. We refer to these dividends as special dividends. As required by covenants in our restructured debt obligations, our cash dividend distributions are restricted to the minimum amount necessary to maintain our status as a REIT. Moreover, such covenants require us to make any distribution in stock to the extent permitted, taking into consideration the recent Internal Revenue Service rulings which allow REITs to distribute up to 90% of their dividends in the form of stock for tax years ending on or before December 31, 2011.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

In addition to the foregoing restrictions, our dividend policy remains subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon our taxable income, our financial condition, our maintenance of REIT status and other factors as our board of directors deems relevant. No dividends were declared during the three months ended March 31, 2010.

Earnings Per Share
The following table sets forth the calculation of Basic and Diluted earnings per share, or EPS, based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the three months ended March 31, 2010 and 2009 (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Net	Wtd. Avg.	Per Share	Net	Wtd. Avg.	Per Share
	Loss	Shares	Amount	Loss	Shares	Amount
Basic EPS:
Net loss allocable to common stock	$(63,452)	22,335,540	$(2.84)	$(73,146)	22,304,887	$(3.28)
Effect of Dilutive Securities:
Warrants & Options outstanding for the purchase of common stock	—	—		—	—
Diluted EPS:
Net loss per share of common stock and assumed conversions	$(63,452)	22,335,540	$(2.84)	$(73,146)	22,304,887	$(3.28)

As of March 31, 2010, Diluted EPS excludes 129,000 options and 3.5 million warrants, which were antidilutive for the period. These instruments could potentially impact Diluted EPS in future periods depending on changes in our stock price. As of March 31, 2009, Diluted EPS excludes 170,000 options and 3.5 million warrants, which were similarly antidilutive.

Note 12. General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2010 and 2009 consisted of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Personnel costs	$2,520	$2,790
Employee stock-based compensation	46	427
Professional services	1,056	1,404
Restructuring costs	55	3,139
Operating and other costs	594	697
Subtotal	$4,271	$8,457

Expenses from other consolidated VIEs	465	—
Total	$4,736	$8,457

Note 13. Income Taxes

We made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal, state, and local income taxes except for the operations of our taxable REIT subsidiary, CTIMCO. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates. As of March 31, 2010 and December 31, 2009, we were in compliance with all REIT requirements.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

In addition, we are subject to taxation on the income generated by investments in our CT CDOs. Due to the redirection provisions of our CT CDOs, which reallocate principal proceeds and interest otherwise distributable to us to repay senior note holders, assets financed through our CT CDOs may generate current taxable income without a corresponding cash distribution to us.

During the three months ended March 31, 2010, CTIMCO paid small amounts of federal, state and local taxes. During the three months ended March 31, 2009, CTIMCO paid no federal taxes but paid small amounts of state and local taxes. As of March 31, 2010, we have net operating losses and net capital losses available to be carried forward and utilized in current or future periods.

Deferred income taxes recorded on our consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for tax reporting purposes.

Note 14. Employee Benefit and Incentive Plans

We had four benefit plans in effect as of March 31, 2010: (1) the Second Amended and Restated 1997 Long-Term Incentive Stock Plan, or 1997 Employee Plan, (2) the Amended and Restated 1997 Non-Employee Director Stock Plan, or 1997 Director Plan, (3) the Amended and Restated 2004 Long-Term Incentive Plan, or 2004 Plan, and (4) the 2007 Long-Term Incentive Plan, or 2007 Plan. The 1997 Employee Plan and 1997 Director Plan expired in 2007 and no new awards may be issued under them, and no further grants will be made under the 2004 Plan. Under the 2007 Plan, a maximum of 700,000 shares of class A common stock may be issued. Shares canceled under the 2004 Plan are available to be reissued under the 2007 Plan. As of March 31, 2010, there were 439,828 shares available under the 2007 Plan.

Under these plans, our employees are issued shares of our restricted common stock which is expensed by us over their vesting period. A portion of these shares vest pro rata over a three-year service period, with the remainder contingently vesting after a four-year period based on the returns we have achieved.

As of March 31, 2010, unvested share-based compensation consisted of 66,413 shares of restricted common stock with an unamortized value of $198,000. Subject to vesting conditions and the continued employment of certain employees, these costs will be recognized as compensation expense over the next 4 years.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Activity under these four plans for the three months ended March 31, 2010 is summarized in the table below in share and share equivalents:

Benefit Type	1997 Employee Plan	1997 Director Plan	2004 Plan	2007 Plan	Total
Options(1)
Beginning balance	170,477	—	—	—	170,477
Expired	(41,585)	—	—	—	(41,585)
Ending balance	128,892	—	—	—	128,892

Restricted Common Stock(2)
Beginning balance	—	—	3,480	75,543	79,023
Granted	—	—	—	16,875	16,875
Vested	—	—	(2,782)	(26,703)	(29,485)
Forfeited	—	—	—	—	—
Ending balance	—	—	698	65,715	66,413

Stock Units(3)
Beginning balance	—	80,017	—	384,029	464,046
Granted/deferred/vested	—	—	—	6,121	6,121
Ending balance	—	80,017	—	390,150	470,167
Total outstanding	128,892	80,017	698	455,865	665,472

(1)	All options are fully vested as of March 31, 2010.
(2)
Comprised of both performance based awards that vest upon the attainment of certain common equity return thresholds and time based awards that vest based upon an employee’s continued employment on vesting dates.

(3)	Stock units are granted to certain members of our board of directors in lieu of cash compensation for services and in lieu of dividends earned on previously granted stock units.

The following table summarizes the outstanding options as of March 31, 2010:

Exercise Price per Share	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (in Years)
$10.00 - $15.00	35,557	$13.50	0.68
$15.00 - $20.00	93,335	15.80	0.72
Total/Weighted Average	128,892	$15.17	0.71

In addition to the equity interests detailed above, we may grant percentage interests in the incentive compensation received by us from certain of our investment management vehicles. As of March 31, 2010, we had so granted a portion of the Fund III incentive compensation received by us.

A summary of the unvested restricted common stock as of and for the three months ended March 31, 2010 was as follows:

	Restricted Common Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2010	79,023	$7.99
Granted	16,875	1.27
Vested	(29,485)	7.96
Unvested at March 31, 2010	66,413	$7.99

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

A summary of the unvested restricted common stock as of and for the three months ended March 31, 2009 was as follows:

	Restricted Common Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2009	331,197	$30.61
Granted	216,269	3.32
Vested	(31,921)	30.65
Forfeited	(201,696)	28.99
Unvested at March 31, 2009	313,849	$12.99

The total grant date fair value of restricted shares which vested during the three months ended March 31, 2010 and 2009 was $127,000 and $412,000, respectively.

Note 15. Fair Values

Assets and Liabilities Recorded at Fair Value
Certain of our assets and liabilities are measured at fair value on either a recurring or nonrecurring basis. These fair values are determined using a variety of inputs and methodologies, which are detailed below. As discussed in Note 2, the “Fair Value Measurement and Disclosures” topic of the Codification establishes a fair value hierarchy that prioritizes the inputs used in determining fair value under GAAP, which includes the following classifications, in order of priority:

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

The following table summarizes our assets and liabilities, including those of our consolidated VIEs, which are recorded at fair value as of March 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using

	Total	Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets	Observable Inputs	Unobservable Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Non-VIE interest rate hedge liabilities	($4,130)	$—	($4,130)	$—
VIE interest rate hedge liabilities	(28,515)	—	(28,515)	—

Measured on a nonrecurring basis:
Non-VIE impaired loans (1)
Senior mortgage	$52,392	$—	$—	$52,392
Subordinate interests in mortgages	14,426	—	—	14,426
Mezzanine loans	5,488	—	—	5,488
	$72,306	$—	$—	$72,306

VIE impaired loans (1)
Senior mortgage	$112,788	$—	$—	$112,788
Subordinate interests in mortgages	32,081	—	—	32,081
Mezzanine loans	10,058	—	—	10,058
	$154,927	$—	$—	$154,927

Non-VIE impaired securities (2)	$—	$—	$—	$—
VIE impaired securities (2)
Commercial mortgage-backed securities	$8,305	$—	$8,305	$—

(1)	Loans receivable against which we have recorded a provision for loan losses as of March 31, 2010.
(2)	Securities which were other-than-temporarily impaired during the three months ended March 31, 2010.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following methods and assumptions were used to estimate the fair value of each type of asset and liability which was recorded at fair value as of March 31, 2010:

Interest rate hedge liabilities: Interest rate hedges were valued using advice from a third party derivative specialist, based on a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs such as credit valuation adjustments due to the risk of non-performance by both us and our counterparties. See Notes 9 and 10 for additional details on our interest rate hedges.

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

Additional details of our loans which were recorded at fair value as of March 31, 2010 are described below:

Senior mortgage loans: We have three senior mortgage loans with an aggregate principal balance of $73.3 million which are reported at fair value as of March 31, 2010, including two hotel loans ($46.9 million) and one office loan ($26.4 million). These loans have a weighted average maturity of December 2011 and a weighted average coupon of 1.9% as of March 31, 2010.

Subordinate interests in mortgages: We have two subordinate interests in mortgage loans with an aggregate principal balance of $54.9 million which are reported at fair value as of March 31, 2010, including one hotel loan ($13.5 million) and one condominium loan ($41.4 million). These loans have a weighted average maturity of July 2010 and a weighted average coupon of 4.4% as of March 31, 2010.

Mezzanine loans: We have five mezzanine loans with an aggregate principal balance of $331.1 million which are reported at fair value as of March 31, 2010, including three hotel loans ($294.3 million), one office loan ($20.7 million), and one multifamily loan ($16.1 million). These loans have a weighted average maturity of February 2012 and a weighted average coupon of 3.6% as of March 31, 2010.

Additional details of our consolidated VIEs loans which were recorded at fair value as of March 31, 2010 are described below:

Senior mortgage loans: Our consolidated VIEs have four senior mortgage loans with an aggregate principal balance of $182.1 million which are reported at fair value as of March 31, 2010, including one office loan ($75.0 million) and three mixed-use/other loans ($107.1 million). These loans have a weighted average maturity of May 2011 and a weighted average coupon of 2.0% as of March 31, 2010.

Subordinate interests in mortgages: Our consolidated VIEs have nine subordinate interests in mortgage loans with an aggregate principal balance of $152.7 million which are reported at fair value as of March 31, 2010, including four hotel loans ($76.3 million), three office loans ($60.7 million), one multifamily loan ($5.5 million), and one mixed-use/other loan ($10.2 million). These loans have a weighted average maturity of September 2011 and a weighted average coupon of 2.7% as of March 31, 2010.

Mezzanine loans: Our consolidated VIEs have four mezzanine loans with an aggregate principal balance of $81.6 million which are reported at fair value as of March 31, 2010, including one hotel loan ($34.5 million), one office loan ($15.0 million), one multifamily loan ($11.1 million), and one retail loan ($21.0 million). These loans have a weighted average maturity of April 2011 and a weighted average coupon of 2.6% as of March 31, 2010.

Impaired securities: Securities which are other-than-temporarily impaired are generally valued by a combination of (i) obtaining assessments from third-party dealers and, (ii) in limited cases where such assessments are unavailable or, in the opinion of management, deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates. In the case of internal models, expected cash flows of each security are based on management’s assumptions regarding the collection of principal and interest on the underlying loans and securities. The table above includes only securities which were impaired during the three months ended March 31, 2010. Previously impaired securities have been subsequently adjusted for amortization, and are therefore no longer reported at fair value as of March 31, 2010. As of March 31, 2010, five of our consolidated VIEs commercial mortgage-backed securities were other-than-temporarily impaired and therefore reported at fair value. These securities were all valued using assessments from third-party dealers.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Fair Value of Financial Instruments
In addition to the above disclosures for assets and liabilities which are recorded at fair value, GAAP also requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the estimated market discount rate and the estimated future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate settlement of the instrument. Rather, these fair values reflect the amounts that management believes are realizable in an orderly transaction among willing parties. These disclosure requirements exclude certain financial instruments and all non-financial instruments.

The following table details the carrying amount, face amount, and approximate fair value of the financial instruments described above (in thousands):

Fair Value of Financial Instruments
(in thousands)	March 31, 2010			December 31, 2009
	Carrying Amount	Face Amount	Fair Value	Carrying Amount	Face Amount	Fair Value
Financial assets:
Cash and cash equivalents	$26,004	$26,004	$26,004	$27,954	$27,954	$27,954
Securities held-to-maturity	17,501	36,145	6,715	17,332	105,174	8,544
Loans receivable, net	739,150	1,127,846	598,981	766,745	1,128,738	588,466

Consolidated VIE assets
Securities held-to-maturity	581,939	646,640	487,369	697,864	751,214	519,118
Loans receivable, net	3,188,364	3,468,175	2,658,825	391,499	511,412	316,230

Financial liabilities:
Repurchase obligations	444,725	445,175	445,175	450,137	450,704	450,704
Senior credit facility	98,922	98,922	24,731	99,188	99,188	24,797
Junior subordinated notes	129,089	143,753	7,188	128,077	143,753	14,375
Participations sold	288,827	288,885	105,410	289,144	289,209	102,220

Consolidated VIE liabilities
Securitized debt obligations	3,859,850	3,858,773	2,411,187	1,098,280	1,097,106	494,704

The following methods and assumptions were used to estimate the fair value of each class of financial instruments, excluding those described above that are carried at fair value, for which it is practicable to estimate that value:

Cash and cash equivalents: The carrying amount of cash on hand and money market funds is considered to be a reasonable estimate of fair value.

Securities held-to-maturity: These investments, other than securities that have been other-than-temporarily impaired, are presented on a held-to-maturity basis and not at fair value. The fair values have been estimated by a combination of (i) obtaining assessments from third party dealers and, (ii) in limited cases where such assessments are unavailable or, in the opinion of management, deemed not to be indicative of fair value discounting expected cash flows using internal cash flow models and estimated market discount rates. The expected cash flows of each security are based on management’s assumptions regarding the collection of principal and interest on the underlying loans and securities.

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

Repurchase obligations: These instruments are presented on the basis of their total face balance, less unamortized discount. As a result of our debt restructuring on March 16, 2009, our repurchase obligations no longer have terms which are comparable to other facilities in the market. Given the unique nature of our restructured obligations, it is not practicable to estimate their fair value. Accordingly, they are included at their current face value in the table above. See Note 7 for a detailed description of our repurchase obligations.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Securitized debt obligations: These obligations are presented on the basis of proceeds received at issuance and not at fair value. The fair values have been estimated by obtaining assessments from third party dealers.

Note 16. Supplemental Disclosures for Consolidated Statements of Cash Flows

As a result of the amended accounting guidance described in Note 2, we have consolidated an additional seven VIEs beginning January 1, 2010, all of which are securitization vehicles not sponsored by us. The consolidation of these entities has materially impacted our statement of cash flows, primarily the amounts reported as principal collections of loans and repayments of securitized debt obligations. Notwithstanding the gross presentation on our consolidated statement of cash flows, the consolidation of these entities has a net cash-neutral impact on our consolidated financial statements.

Interest paid on our outstanding debt obligations during the three months ended March 31, 2010 and 2009 was $28.6 million and $18.9 million, respectively. This includes $14.8 million of interest paid on our outstanding debt obligations for the three months ended March 31, 2010 from newly consolidated VIEs. Taxes recovered by us during the three months ended March 31, 2010 and 2009 were $132,000 and $408,000, respectively.

Note 17. Transactions with Related Parties

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

WRBC beneficially owned approximately 17.1% of our outstanding common stock and stock units as of April 30, 2010, and a member of our board of directors is an employee of WRBC.

In July 2008, CTOPI, a private equity fund that we manage, held its final closing completing its capital raise with $540 million total equity commitments. EGI-Private Equity II, L.L.C., an affiliate under common control of the chairman of our board of directors, owns a 3.7% limited partner interest in CTOPI. During the three months ended March 31, 2010, we recorded $2.1 million in fees from CTOPI, $86,000 of which were attributable to EGI Private Equity II, L.L.C. Affiliates of the chairman of our board of directors also own interests in Fund III, an investment management vehicle that we manage and in which we also have an ownership interest.

Effective December 1, 2009, John R. Klopp retired as our chief executive officer. In conjunction with his departure, Mr. Klopp was retained as a consultant to the company through November 2010, for which he will be paid $83,333 per month over the twelve-month term. We recognized 100% of this consulting fee in 2009 as a component of general & administrative expense.

Note 18. Segment Reporting

We have two reportable segments. We have an internal information system that produces performance and asset data for our two segments along service lines.

The Balance Sheet Investment segment includes all of our activities related to direct loan and investment activities and the financing thereof.

The Investment Management segment includes all of our activities related to investment management services provided to third party funds under management and includes our taxable REIT subsidiary, CTIMCO, and its subsidiaries.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the three months ended, and as of, March 31, 2010 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other investments:
Interest and related income	$39,970	$—	$—	$39,970
Less: Interest and related expenses	31,252	—	—	31,252
Income from loans and other investments, net	8,718	—	—	8,718

Other revenues:
Management fees from affiliates	—	3,501	(485)	3,016
Servicing fees	—	1,756	(245)	1,511
Other interest income	8	—	—	8
Total other revenues	8	5,257	(730)	4,535

Other expenses
General and administrative	1,858	3,363	(485)	4,736
Servicing fee expense	245	—	(245)	—
Depreciation and amortization	—	6	—	6
Total other expenses	2,103	3,369	(730)	4,742

Total other-than-temporary impairments of securities	(35,987)	—	—	(35,987)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	16,164	—	—	16,164
Net impairments recognized in earnings	(19,823)	—	—	(19,823)

Provision for loan losses	(52,217)	—	—	(52,217)
Income from equity investments	—	370	—	370
(Loss) income before income taxes	(65,417)	2,258	—	(63,159)
Income tax provision	14	279	—	293
Net (loss) income	($65,431)	$1,979	$—	($63,452)

Total assets	$4,562,846	$11,310	($2,172)	$4,571,984

All revenues were generated from external sources within the United States. The Investment Management segment earned fees of $630,000 for management of the Balance Sheet Investment segment and $245,000 for serving as collateral manager of the four CT CDOs consolidated under our Balance Sheet Investment segment for the three months ended March 31, 2010.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the three months ended, and as of, March 31, 2009 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other investments:
Interest and related income	$33,239	$—	$—	$33,239
Less: Interest and related expenses	21,268	—	—	21,268
Income from loans and other investments, net	11,971	—	—	11,971

Other revenues:
Management fees from affiliates	—	4,384	(1,505)	2,879
Servicing fees	—	1,179	—	1,179
Other interest income	127	14	(13)	128
Total other revenues	127	5,577	(1,518)	4,186

Other expenses
General and administrative	5,806	4,156	(1,505)	8,457
Other interest expense	—	13	(13)	—
Depreciation and amortization	—	7	—	7
Total other expenses	5,806	4,176	(1,518)	8,464

Total other-than-temporary impairments of securities	(14,646)	—	—	(14,646)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	5,624	—	—	5,624
Impairment of real estate held-for-sale	(1,333)	—	—	(1,333)
Net impairments recognized in earnings	(10,355)	—	—	(10,355)

Provision for loan losses	(58,763)	—	—	(58,763)
Valuation allowance on loans held-for-sale	(10,363)	—	—	(10,363)
Loss from equity investments	(1,766)	—	—	(1,766)
(Loss) income before income taxes	(74,955)	1,401	—	(73,554)
Income tax benefit	(408)	—	—	(408)
Net (loss) income	($74,547)	$1,401	$—	($73,146)

Total assets	$2,594,391	$11,624	($3,529)	$2,602,486

All revenues were generated from external sources within the United States. The Investment Management segment earned fees of $1.5 million for management of the Balance Sheet Investment segment and was charged $13,000 for inter-segment interest for the three months ended March 31, 2009, which is reflected as offsetting adjustments to other interest income and other interest expense in the inter-segment activities column in the table above.

Index

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

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires our management to make estimates and assumptions with regard to the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Other than the adoption of the new accounting guidance discussed below under “Principles of Consolidation,” there have been no material changes to our Critical Accounting Policies described in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2010.

Principles of Consolidation
The accompanying financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, and variable interest entities, or VIEs, in which we are the primary beneficiary, prepared in accordance with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation.

VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary.

As of March 31, 2010, our consolidated balance sheet includes an aggregate $3.8 billion of assets and $3.9 billion of liabilities related to 11 consolidated VIEs. Due to the non-recourse nature of these VIEs, and other factors, our net exposure to loss from investments in these entities is limited to $42.1 million. See Note 10 to our consolidated financial statements for addition information on our investments in VIEs.

Balance Sheet Presentation
We have adjusted the presentation of our consolidated balance sheet, in accordance with GAAP, to separately categorize (i) our assets and liabilities, and (ii) the assets and liabilities of consolidated VIEs. Assets of consolidated VIEs can generally only be used to satisfy the obligations of those VIEs, and the liabilities of consolidated VIEs are non-recourse to us. Similarly, the following discussion of our financial condition and results of operations separately describes our assets and liabilities from those of our consolidated VIEs.

We believe that the accounting for loan participations sold as well as consolidation of VIEs, in particular the newly consolidated VIEs effective January 1, 2010, while in accordance with GAAP, has resulted in a presentation of gross assets and liabilities and provisions/impairments being recorded in excess of our economic exposure in such entities.

Introduction
Our business model is designed to produce a mix of net interest margin from our balance sheet investments and fee income plus co-investment income from our investment management operations. In managing our operations, we focus on originating investments, managing our portfolios and capitalizing our businesses.

Originations
We have historically allocated investment opportunities between our balance sheet and investment management vehicles based upon our assessment of risk and return profiles, the availability and cost of capital, and applicable regulatory restrictions associated with each opportunity. The restructuring of our recourse secured and unsecured debt obligations, as discussed in Note 7 to our consolidated financial statements, includes covenants that require us to effectively cease our balance sheet investment activities. Going forward, until these covenants are eliminated, we will not make new balance sheet investments, but will continue to carry out investment activities for our investment management vehicles, consistent with our previous strategies and investment mandates for each respective vehicle.

Index

Notwithstanding the current capabilities of our investment management platform, we have maintained a defensive posture with respect to investment originations in light of the continued market volatility. The table below summarizes our total originations and the allocation of opportunities between our balance sheet and investment management business for the three months ended March 31, 2010 and for the year ended December 31, 2009.

Originations(1)
(in millions)	Three months ended March 31, 2010	Year ended December 31, 2009
Balance sheet	$―	$―
Investment management	36	138
Total originations	$36	$138

(1)	Includes total commitments, both funded and unfunded, net of any related purchase discounts.

Our balance sheet investments include various types of commercial mortgage backed securities and collateralized debt obligations, or Securities, and commercial real estate loans and related instruments, or Loans, certain of which are assets of consolidated VIEs. We collectively refer to these as Interest Earning Assets. The table below shows our Interest Earning Assets as of March 31, 2010 and December 31, 2009.

Interest Earning Assets
(in millions)	March 31, 2010		December 31, 2009
	Book Value	Yield(1)	Book Value	Yield(1)
Securities held-to-maturity	$18	7.84%	$17	7.89%
Loans receivable, net (2)	623	3.90	650	3.73
Subtotal / Weighted Average	$641	4.01%	$667	3.84%

Consolidated VIE Assets
Securities held-to-maturity	$582	6.85%	$698	6.58%
Loans receivable, net	3,188	2.27	391	3.58
Loans held-for-sale, net	—	—	18	—
Subtotal / Weighted Average	$3,770	2.98%	$1,107	5.41%

Total / Weighted Average	$4,411	3.13%	$1,774	4.82%

(1)	Yield on floating rate assets assumes LIBOR of 0.25% and 0.23% at March 31, 2010 and December 31, 2009, respectively.
(2)
Excludes loan participations sold with a net book value of $116.4 million and $116.7 million as of March 31, 2010 and December 31, 2009, respectively. These participations are net of $172.5 million of provisions for loan losses as of both March 31, 2010 and December 31, 2009.

In some cases our Loan originations are not fully funded at closing, creating an obligation for us to make future fundings, which we refer to as Unfunded Loan Commitments. Typically, Unfunded Loan Commitments are part of construction and transitional Loans. As of March 31, 2010, our three Unfunded Loan Commitments totaled $4.7 million, which will generally only be funded when and/or if the borrower meets certain performance hurdles with respect to the underlying collateral, or to reimburse costs associated with leasing activity.

In addition to our investments in Interest Earning Assets, we have two equity investments in unconsolidated subsidiaries as of March 31, 2010. These represent our equity co-investments in private equity funds that we manage, CT Mezzanine Partners III, Inc., or Fund III, and CT Opportunity Partners I, LP, or CTOPI.

The table below details the carrying value of those investments, as of March 31, 2010 and December 31, 2009.

Equity Investments
(in thousands)	March 31, 2010	December 31, 2009

Fund III	$158	$158
CTOPI	2,547	2,175
Capitalized costs/other	16	18
Total	$2,721	$2,351

Index

Asset Management
We actively manage our balance sheet portfolio and the assets held by our investment management vehicles with our in-house team of asset managers. While our investments are primarily in the form of debt, we are aggressive in exercising the rights afforded to us as a lender. These rights may include collateral level budget approvals, lease approvals, loan covenant enforcement, escrow/reserve management/collection, collateral release approvals and other rights that we may negotiate. In light of the recent deterioration in property level performance, property valuation, and the real estate capital markets, an increasing number of our loans are either non-performing and/or on our watch list. This requires intensive efforts on the part of our asset management team to maximize our recovery on those investments.

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

At March 31, 2010, there were significant differences between the estimated fair value and the book value of some of the Securities in our portfolio. We believe these differences to be related to the general negative bias against structured financial products and not reflective of a change in cash flow expectations from these securities. Accordingly, we have not recorded any additional other-than-temporary impairments against such Securities.

The table below details the overall credit profile of our Interest Earning Assets, excluding those held by consolidated VIEs, which includes: (i) Loans against which we have recorded a provision for loan losses, or reserves, (ii) Securities against which we have recorded an other-than-temporary impairment, and (iii) Loans and Securities that are categorized as Watch List, which are currently performing but pose a higher risk of non-performance and/or loss, that we actively monitor and manage to mitigate these risks.

Portfolio Performance Non-VIE Assets(1)
(in millions, except for number of investments)	March 31, 2010		December 31, 2009

Interest earning assets, excluding VIEs ($ / #)	$641	/ 42	$667	/ 44

Impaired Loans (2)
Performing loans ($ / #)	$52	/ 6	$53	/ 6
Non-performing loans ($ / #)	$20	/ 4	$5	/ 3
Total ($ / #)	$72	/ 10	$58	/ 9
Percentage of interest earning assets	11.2%		8.7%

Impaired Securities ($ / #)	$3	/ 4	$3	/ 6
Percentage of interest earning assets	0.5%		0.4%

Watch List Assets (3)
Watch list loans ($ / #)	$245	/ 9	$259	/ 8
Watch list securities ($ / #)	$15	/ 3	$15	/ 3
Total ($ / #)	$260	/ 12	$274	/ 11
Percentage of interest earning assets	40.6%		41.1%

(1)	Portfolio statistics include Loans classified as held-for-sale, but exclude loan participations sold.
(2)	Amounts represent net book value after provisions for loan losses.
(3)	Watch List Assets exclude Loans against which we have recorded a provision for loan losses, and Securities which have been other-than-temporarily impaired.

Index

Excluding Loans in our consolidated VIEs, one Loan with an outstanding balance of $19.7 million as of March 31, 2010, which did not qualify for extension pursuant to the corresponding loan agreements, was extended during the three months ended March 31, 2010.

The table below details the overall credit profile of our Interest Earning Assets held in consolidated VIEs, which includes: (i) Loans against which we have recorded a provision for loan losses, or reserves, (ii) Securities against which we have recorded an other-than-temporary impairment, and (iii) Loans and Securities that are categorized as Watch List, which are currently performing but pose a higher risk of non-performance and/or loss, that we actively monitor and manage to mitigate these risks.

Portfolio Performance - Consolidated VIE Assets(1)
(in millions, except for number of investments)	March 31, 2010		December 31, 2009

Interest earning assets of consolidated VIEs ($ / #)	$3,770	/ 164	$1,107	/ 91

Impaired Loans (2)
Performing loans ($ / #)	$96	/ 7	$43	/ 6
Non-performing loans ($ / #)	$43	/ 10	$30	/ 5
Total ($ / #)	$139	/ 17	$73	/ 11
Percentage of interest earning assets	3.7%		6.6%

Impaired Securities ($ / #)	$10	/ 8	$25	/ 5
Percentage of interest earning assets	0.3%		2.3%

Watch List Assets (3)
Watch list loans ($ / #)	$746	/ 17	$53	/ 2
Watch list securities ($ / #)	$85	/ 10	$150	/ 16
Total ($ / #)	$831	/ 27	$203	/ 18
Percentage of interest earning assets	22.0%		18.3%

(1)	Portfolio statistics include Loans classified as held-for-sale, but exclude loan participations sold.
(2)	Amounts represent net book value after provisions for loan losses.
(3)	Watch List Assets exclude Loans against which we have recorded a provision for loan losses, and Securities which have been other-than-temporarily impaired.

The ratings performance of our Securities portfolio, including securities held by consolidated VIEs, over the three months ended March 31, 2010 and the year ended December 31, 2009 is detailed below:

Rating Activity(1)
	Three months ended March 31, 2010	Year ended December 31, 2009
Securities Upgraded	─	1
Securities Downgraded	5	21

(1)	Represents activity from any of Fitch Ratings, Standard & Poor’s and/or Moody’s Investors Service.

We continue to foresee trends in asset performance in 2010 that are likely to lead to further defaults and downgrades: borrowers faced with maturities will have a more difficult time refinancing their properties in light of the volatility and lack of liquidity in the financial markets, and the continued weakness of real estate fundamentals as the impacts of a weak U.S. economy continue to filter into the commercial real estate sector, impacting cash flows. These trends may result in negotiated extensions or modifications of the terms of our investments or the exercise of foreclosure and other remedies; in any event, it is likely that we will continue to experience difficulty with respect to our investments and will likely incur material losses in our portfolio.

Capitalization
We capitalize our business with a combination of debt and equity. Our debt sources, which we collectively refer to as Interest Bearing Liabilities, currently include repurchase agreements, a senior credit facility and junior subordinated notes. Our balance sheet also includes the non-recourse securitized debt obligations of consolidated VIEs. Our equity capital is currently comprised entirely of common stock.

Index

During 2009, our recourse Interest Bearing Liabilities, including repurchase agreements, our senior credit facility and junior subordinated notes, were restructured, exchanged, terminated, or otherwise satisfied. We believe that the March 2009 restructuring improved the stability of our capital structure, however, there can be no assurance that a further restructuring will not be required or that any such further restructuring will be successful.

Critical features of our restructured debt obligations are described below; see also Note 7 to our consolidated financial statements for additional information.

•	Maturity dates of our repurchase agreements and senior credit facility have been extended to March 16, 2011 with a one-year extension option, exercisable by each lender in its sole discretion.

•
We agreed to pay each of our repurchase lenders periodic amortization as follows: (i) sixty-five (65%) of the net interest income generated by each lender’s collateral pool, and (ii) one hundred percent (100%) of the principal proceeds received from the repayment of assets in each lender’s collateral pool.

•	We agreed to initiate quarterly amortization of our senior credit facility, an amount generally equal to $5.0 million per annum.

•
We eliminated the cash margin call provisions and amended the mark-to-market provisions that were in effect under the original terms of the repurchase facilities. Generally, if the ratio of a secured lender’s total outstanding secured credit facility balance to total collateral value exceeds 1.15x the ratio calculated as of the effective date of the amended agreements, we may be required to liquidate collateral and reduce the borrowings or post other collateral in an effort to bring the ratio back into compliance with the prescribed ratio.

•
We are prohibited from making new balance sheet investments except, subject to certain limitations, co-investments in our investment management vehicles or protective investments to defend existing collateral assets on our balance sheet.

•	We are prohibited from incurring any additional indebtedness except in limited circumstances.

•	We are prohibited from paying cash dividends to our common shareholders except to the minimum extent necessary to maintain our REIT status.

The table below describes our Interest Bearing Liabilities as of March 31, 2010 and December 31, 2009:

Interest Bearing Liabilities(1) (2)
(in millions)	March 31, 2010	December 31, 2009

Recourse debt obligations
Secured credit facilities
Repurchase obligations	$445	$451
Senior credit facility	99	99
Subtotal	544	550

Unsecured credit facilities
Junior subordinated notes	144	144
Total recourse debt obligations	$688	$694

% Subject to valuation tests	64.7%	65.0%
Weighted average effective cost of recourse debt (3)	3.13%	3.11%

Non-recourse securitized debt obligations
CT Collateralized debt obligations	$1,070	$1,097

Other consolidated VIE's	2,789	N/A

Total non-recourse securitized debt obligations	$3,859	$1,097

Weighted average effective cost of non-recourse debt (4)	1.32%	1.93%

Total interest bearing liabilities	$4,547	$1,791

Shareholders' deficit	($291)	($169)
Ratio of interest bearing liabilities to shareholders' deficit	N/A	N/A

(1)	Excludes participations sold.
(2)	Amounts represent principal balances as of March 31, 2010 and December 31, 2009.
(3)
Floating rate debt obligations assume LIBOR of 0.25% and 0.23% at March 31, 2010 and December 31, 2009, respectively. Including the impact of interest rate hedges with an aggregate notional balance of $64.3 million as of March 31, 2010 and $64.4 million as of December 31, 2009, the effective all-in cost of our recourse debt obligations would be 3.60% and 3.58% per annum, respectively.

(4)
Floating rate debt obligations assume LIBOR of 0.25% and 0.23% at March 31, 2010 and December 31, 2009, respectively. Including the impact of interest rate hedges with an aggregate notional balance of $351.6 million as of March 31, 2010 and $352.8 million as of December 31, 2009, the effective all-in cost of our non-recourse debt obligations would be 1.75% and 3.44% per annum, respectively.

Index

The table below summarizes our repurchase obligations as of March 31, 2010 and December 31, 2009, the terms of which are generally discussed above:

Repurchase Obligations
($ in millions)	March 31, 2010	December 31, 2009

Counterparties	3	3
Outstanding repurchase obligations	$445	$451
All-in cost	L + 1.64%	L + 1.66%

Our senior credit facility currently has a cash interest rate of LIBOR plus 3.00% per annum, and accrues additional interest equal to 7.20% per annum less the cash interest rate. Additional accrued interest is added to the outstanding facility balance on a quarterly basis.

The most subordinated component of our recourse debt obligations are our junior subordinated notes. These securities represent long-term, subordinated, unsecured financing and generally carry limited covenants. As of March 31, 2010, we had $143.8 million of junior subordinated notes outstanding with a book value of $129.1 million and a current coupon of 1.00% per annum. The interest rate on these notes will increase to 7.23% per annum for the period from April 30, 2012 through April 29, 2016 and then convert to a floating interest rate of three-month LIBOR plus 2.44% per annum through maturity on April 30, 2036.

Non-recourse securitized debt obligations of our consolidated VIEs include our four CDOs as well as securities issued by other consolidated VIEs, which are not entities sponsored by us. These consolidated non-recourse securitized debt obligations are described below:

Non-Recourse Securitized Debt Obligations
($ in millions)	March 31, 2010		December 31, 2009
	Book Value	All-in Cost(1)	Book Value	All-in Cost(1)

CT collateralized debt obligations
CT CDO I	$219	0.95%	$233	0.88%
CT CDO II	275	1.05	284	0.99
CT CDO III	253	5.15	254	5.15
CT CDO IV	324	1.02	327	0.97
Total CT CDOs	$1,071	1.99%	$1,098	1.92%

Other consolidated VIEs
GMACC 1997-C1	$109	7.10%	$—	N/A
GSMS 2006-FL8A	142	0.74	—	N/A
JPMCC 2004-FL1A	63	1.32	—	N/A
JPMCC 2005-FL1A	101	0.77	—	N/A
MSC 2007-XLFA	768	0.46	—	N/A
MSC 2007-XLCA	545	1.45	—	N/A
CSFB 2006-HC1	1,061	0.73	—	N/A
Total other consolidated VIE's	$2,789	1.06%	$—	N/A

Total non-recourse debt obligations	$3,860	1.32%	$1,098	1.92%

(1)	Includes amortization of premiums and issuance costs of CT CDOs. Floating rate debt obligations assume LIBOR of 0.25% and 0.23% at March 31, 2010 and December 31, 2009, respectively.

We did not issue any new shares of class A common stock during the year. Changes in the number of outstanding shares during the three months ended March 31, 2010 resulted from restricted stock grants, forfeitures and vesting, as well as stock unit grants.

Index

The following table calculates our book value per share as of March 31, 2010 and December 31, 2009:

Shareholders' Equity
	March 31, 2010	December 31, 2009

Book value (in millions)	($291)	($169)
Shares:
Class A common stock	21,834,528	21,796,259
Restricted stock	66,413	79,023
Stock units	470,167	464,046
Warrants & Options(1)	—	—
Total	22,371,108	22,339,328
Book value per share	($12.99)	($7.57)

(1)	Dilutive shares issuable upon the exercise of outstanding warrants and options assuming a March 31, 2010 and December 31, 2009 stock price, respectively, and the treasury stock method.

As of March 31, 2010, there were 21,900,941 shares of our class A common stock and restricted common stock outstanding.

Other Balance Sheet Items
Participations sold represent interests in certain loans that we originated and subsequently sold to one of our investment management vehicles, CT Large Loan 2006, Inc., and third parties. We present these sold interests as both assets and liabilities on the basis that these arrangements do not qualify as sales under GAAP. As of March 31, 2010, we had five such participations sold with a total gross carrying value of $288.8 million. The income earned on the loans is recorded as interest income and an identical amount is recorded as interest expense on the consolidated statements of operations. Generally, participations sold are recorded as assets and liabilities in equal amounts on our consolidated balance sheet. During 2009, we recorded $172.5 million of provisions for loan losses against certain of our participations sold assets, resulting in a net book value of $116.4 million as of March 31, 2010. The associated liabilities have not been adjusted as of March 31, 2010, and will not be eliminated until the loans are contractually extinguished, at which time we will record a gain of $172.5 million.

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

Index

The table below details our interest rate exposure as of March 31, 2010 and December 31, 2009:

Interest Rate Exposure
($ in millions)	March 31, 2010	December 31, 2009
Value exposure to interest rates(1)
Fixed rate assets	$957	$833
Fixed rate debt	(518)	(410)
Interest rate swaps	(416)	(417)
Net fixed rate exposure	$23	$6
Weighted average coupon (fixed rate assets)	7.19%	6.91%

Cash flow exposure to interest rates(1)
Floating rate assets	$4,033	$1,678
Floating rate debt less cash	(4,003)	(1,642)
Interest rate swaps	416	417
Net floating rate exposure	$446	$453
Weighted average coupon (floating rate assets) (2)	2.18%	3.29%

Net income impact from 100 bps change in LIBOR	$4.5	$4.5

(1)	All values are in terms of face or notional amounts, and include loans classified as held-for-sale.
(2)	Weighted average coupon assumes LIBOR of 0.25% and 0.23% at March 31, 2010 and December 31, 2009, respectively.

Investment Management Overview
In addition to our balance sheet investment activities, we act as an investment manager for third parties. We have developed our investment management business to leverage our platform, generate fee revenue from investing third party capital and, in certain instances, earn co-investment income. Our active investment management mandates are described below:

•
CT Opportunity Partners I, LP, or CTOPI, is currently investing capital. The fund held its final closing in July 2008 with $540 million in total equity commitments. Currently, $385 million of committed equity remains undrawn. We have a $25 million commitment to invest in the fund ($7 million currently funded, $18 million unfunded) and entities controlled by the chairman of our board have committed to invest $20 million. The fund targets opportunistic investments in commercial real estate, specifically high yield debt, equity and hybrid instruments, as well as non-performing and sub-performing loans and securities. The fund’s investment period expires in December 2010. We earn base management fees of 1.60% per annum of total equity commitments during the investment period, and of invested capital thereafter. In addition, we earn net incentive management fees of 17.7% of profits after a 9% preferred return and a 100% return of capital. We are currently seeking amendments to the operating agreements to CTOPI that will, among other things, extend the investment period and reduce our management fees.

•
CT High Grade Partners II, LLC, or CT High Grade II, is currently investing capital. The fund closed in June 2008 with $667 million of commitments from two institutional investors. Currently, $353 million of committed equity remains undrawn. The fund targets senior debt opportunities in the commercial real estate sector and does not employ leverage. The fund’s investment period expires May 30, 2010. We earn a base management fee of 0.40% per annum on invested capital.

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

•
CTX Fund I, L.P., or CTX Fund, is no longer investing capital. CTX is a single investor fund designed to invest in CDOs sponsored, but not issued, by us. We do not earn fees on the CTX Fund; however, we earn CDO management fees from the CDOs in which the CTX Fund invests.

Index

•
CT Mezzanine Partners III, Inc., or Fund III, is no longer investing capital. The fund is a vehicle we co-sponsored with a joint venture partner, and is currently liquidating in the ordinary course. We earn 100% of base management fees of 1.42% of invested capital, and we split incentive management fees with our partner, which receives 37.5% of the fund’s incentive management fees.

As of March 31, 2010, we managed five private equity funds and one separate account through our wholly-owned, taxable, investment management subsidiary, CT Investment Management Co., LLC, or CTIMCO.

Investment Management Mandates, as of March 31, 2010
(in millions)							Incentive Management Fee
		Total	Total Capital	Co-		Base	Company	Employee
	Type	Investments(1)	Commitments	Investment %		Management Fee	%	%
Investing:
CT High Grade II	Fund	$314	$667	—		0.40% (Assets)	N/A	N/A
CTOPI	Fund	293	540	4.63%	(2)	1.60% (Equity)	100%(3)	—%(4)

Liquidating:
CT High Grade	Sep. Acc.	344	350	—		0.25% (Assets)	N/A	N/A
CT Large Loan	Fund	275	325	—	(5)	0.75% (Assets)(6)	N/A	N/A
CTX Fund	Fund	8	10	—	(5)	(Assets)(7)	N/A	N/A
Fund III	Fund	36	425	4.71%		1.42% (Equity)	57%(8)	43%(4)

(1)	Represents total investments, on a cash basis, as of period-end.
(2)	We have committed to invest $25.0 million in CTOPI.
(3)	CTIMCO earns net incentive management fees of 17.7% of profits after a 9% preferred return on capital and a 100% return of capital, subject to a catch-up.
(4)
Portions of the Fund III incentive management fees received by us have been allocated to our employees as long-term performance awards. We have not allocated any of the CTOPI incentive management fee to employees as of March 31, 2010.

(5)	We co-invest on a pari passu, asset by asset basis with CT Large Loan and CTX Fund.
(6)	Capped at 1.5% of equity.
(7)
CTIMCO serves as collateral manager of the CDOs in which the CTX Fund invests, and earns base management fees as CDO collateral manager. As of March 31, 2010, we manage one such $500 million CDO and earn base management fees of 0.10% based on the notional amount of assets in the CDO.

(8)	CTIMCO (62.5%) and our co-sponsor (37.5%) earn net incentive management fees of 18.9% of profits after a 10% preferred return on capital and a 100% return of capital, subject to a catch-up.

Index

Results of Operations

Comparison of Results of Operations: Three Months Ended March 31, 2010 vs. March 31, 2009
(in thousands, except per share data)
	2010	2009	$ / % Change	% Change
Income from loans and other investments:
Interest and related income	$39,970	$33,239	$6,731	20.3%
Less: Interest and related expenses	31,252	21,268	9,984	46.9%
Income from loans and other investments, net	8,718	11,971	(3,253)	(27.2%)

Other revenues:
Management fees from affiliates	3,016	2,879	137	4.8%
Servicing fees	1,511	1,179	332	28.2%
Other interest income	8	128	(120)	(93.8%)
Total other revenues	4,535	4,186	349	8.3%

Other expenses:
General and administrative	4,736	8,457	(3,721)	(44.0%)
Depreciation and amortization	6	7	(1)	(14.3%)
Total other expenses	4,742	8,464	(3,722)	(44.0%)

Total other-than-temporary impairments of securities	(35,987)	(14,646)	(21,341)	145.7%
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	16,164	5,624	10,540	187.4%
Impairment of real estate held-for-sale	—	(1,333)	1,333	(100.0%)
Net impairments recognized in earnings	(19,823)	(10,355)	(9,468)	N/A

Provision for loan losses	(52,217)	(58,763)	6,546	(11.1%)
Valuation allowance on loans held-for-sale	—	(10,363)	10,363	(100.0%)
Income (loss) from equity investments	370	(1,766)	2,136	N/A
Loss before income taxes	(63,159)	(73,554)	10,395	(14.1%)
Income tax provision (benefit)	293	(408)	701	N/A
Net loss	($63,452)	($73,146)	$9,694	(13.3%)

Net loss per share - diluted	($2.84)	($3.28)	$0.44	(13.4%)

Dividend per share	$0.00	$0.00	$0.00	N/A

Average LIBOR	0.23%	0.46%	(0.23%)	(49.4%)

Income from loans and other investments, net

As discussed in Note 2 to our consolidated financial statements, recent accounting guidance has required us to consolidate additional entities beginning January 1, 2010. As a result, an increase in interest earning assets of $2.0 billion from March 31, 2009 to March 31, 2010 resulted in a material increase in interest income for the first quarter of 2010 compared to the first quarter of 2009. Similarly, an increase in interest bearing liabilities of $2.6 billion resulted in a material increase in interest expense for the first quarter of 2010 compared to the first quarter of 2009. In addition, an increase in non-performing loans and a decrease in average LIBOR contributed to a decrease in net interest income during the first quarter of 2010 compared to the first quarter of 2009.

Management fees from affiliates

Base management fees from our investment management business increased $137,000, or 5%, during the first quarter of 2010 compared to the first quarter of 2009. The increase was attributed primarily to an increase of $139,000 in fees from CT High Grade II due to additional investment activity.

Servicing fees

Servicing fees increased $332,000 during the first quarter of 2010 compared to the first quarter of 2009. Servicing fees in both periods were primarily one-time fees for modifications to loans for which we are named special servicer.

General and administrative expenses

General and administrative expenses include personnel costs, operating expenses, professional fees and, for the first quarter of 2010, costs associated with newly consolidated VIEs. Total general and administrative expenses decreased $3.7 million, or 44%, between the first quarter of 2009 and the first quarter of 2010. The decrease in 2010 was primarily due to $3.1 million of restructuring costs incurred in the first quarter of 2009. Personnel costs, including stock-based compensation, also decreased $651,000 relative to the first quarter of 2009. This decrease was offset by $465,000 of additional expenses in the first quarter of 2010 from newly consolidated entities, as described in Note 2 to our consolidate financial statements.

Index

Net impairments recognized in earnings

During the first quarter of 2010, we recorded a gross other-than-temporary impairment of $36.0 million on five of our Securities that had an adverse change in cash flow expectations. Of this amount, $16.2 million (the amount considered fair value adjustments in excess of credit impairment) was included in other comprehensive income, resulting in a net $19.8 million impairment (the amount considered credit impairment) included in earnings. During the first quarter of 2009, we similarly recorded a gross other-than-temporary impairment of $14.6 million on six of our Securities, of which $5.6 million (the amount considered fair value adjustments in excess of credit impairment) was included in other comprehensive income, and $9.0 million (the amount considered credit impairment) was included in earnings. In the first quarter of 2009, we also recorded an other-than-temporary impairment of $1.3 million on our real estate held-for-sale.

Provision for loan losses

During the first quarter of 2010, we recorded an aggregate $52.2 million provision for loan losses against six loans, including $25.2 million on five loans in consolidated VIEs. During the first quarter of 2009, we recorded an aggregate $58.8 million provision for loan losses against eight loans, including $42.1 million on six loans in consolidated VIEs.

Valuation allowance on loans held-for-sale

During the first quarter of 2010, we did not record any valuation allowance against loans classified as held-for-sale. During the first quarter of 2009, we recorded a $10.4 million valuation allowance against two loans that we classified as held-for-sale to reflect these assets at fair value.

Income (loss) from equity investments

The income from equity investments during the first quarter of 2010 resulted primarily from our $372,000 share of income from CTOPI, primarily due to fair value adjustments on the underlying investments in the fund. The loss from equity investments during the first quarter of 2009 resulted primarily from our share of losses at both CTOPI, $1.6 million, and Fund III, $205,000. The loss recorded in 2009 with respect to CTOPI was also primarily due to fair value adjustments on the underlying investments.

Income tax provision (benefit)

During the first quarter of 2010 we recorded an income tax provision of $293,000 which was primarily due to GAAP-to-tax differences for stock-based compensation to our employees. During the first quarter of 2009, we received $408,000 in tax refunds that we recorded as an offset to income tax expense.

Dividends

We did not pay any dividends in the first quarter of 2010 or 2009.

Liquidity and Capital Resources
Sources of liquidity as of March 31, 2010 include cash on hand, net operating cash flow, repayments under Loans and Securities, and asset disposition proceeds. Uses of liquidity include operating expenses, required debt repayments, Unfunded Loan Commitments, various commitments to our managed funds and dividends necessary to maintain our REIT status. We believe our current sources of capital, coupled with our expectations regarding potential asset dispositions and other transactions, will be adequate to meet our near term cash requirements.

Our liquidity and capital resources outlook was significantly impacted by the restructuring of our debt obligations during the first quarter of 2009. We agreed to pay each of our participating secured lenders additional principal amortization equal to 65% of the net interest margin and 100% of the principal proceeds from assets in their collateral pool, which amounts would otherwise have been free cash flow available to us. In addition to the required repayments to our secured lenders, we agreed to increase the cash coupon by 1.25% per annum and to make a minimum quarterly amortization payment of $1.3 million under our senior credit facility. See Note 7 to our consolidated financial statements for additional information on our restructured debt obligations.

Cash Flows

We experienced a net decrease in cash of $2.0 million for the three months ended March 31, 2010, compared to a net decrease of $27.1 million for the three months ended March 31, 2009.

Index

Cash provided by operating activities during the three months ended March 31, 2010 was $8.0 million, compared to cash provided by operating activities of $6.7 million during the same period of 2009. The increase was primarily due to non-recurring restructuring costs of $3.0 million incurred in the first quarter of 2009 offset by a decrease in our net interest margin. A significant portion of our interest earning assets serves as collateral for our secured debt obligations (repurchase agreements and CDOs). These interest earning assets generate a significant portion of our cash flow, which has been redirected, either in whole or in part, towards repayment of the applicable debt.

During the three months ended March 31, 2010, cash provided by investing activities was $44.6 million, compared to $3.9 million provided by investing activities during the same period in 2009. The significant change was primarily due to (i) $17.5 million of proceeds collected from the disposition of our loans held-for-sale in the first quarter of 2010, and (ii) an additional $20.6 million of asset principal repayments in the first quarter of 2010 resulting from newly consolidated VIEs, as discussed in Note 2 to our consolidated financial statements. Also contributing to the increase in cash provided by investing activities during the first three months of 2010 was a decrease of $6.0 million in loan fundings and a $2.3 million decrease in contributions to unconsolidated subsidiaries from the same period in 2009.

During the three months ended March 31, 2010, cash used in financing activities was $54.6 million, compared to $37.7 million during the same period in 2009. During the three months ended March 31, 2010, the cash used in financing activities was primarily comprised of repayments of $47.8 million on our securitized debt obligations, $5.5 million on our repurchase obligations and $1.3 million on our senior credit facility. Of the $47.8 million in repayments on our securitized debt obligations, $20.5 million was on newly consolidated VIEs, and $27.3 million was on CT CDOs. During the three months ended March 31, 2009, cash used in financing activities was comprised of repayments under repurchase obligations of $42.5 million and repayment on our securitized debt obligations of $13.9 million offset by a decrease in restricted cash of $18.7 million.

Capitalization

Our authorized capital stock consists of 100,000,000 shares of $0.01 par value class A common stock, of which 21,900,941 shares were issued and outstanding as of March 31, 2010, and 100,000,000 shares of preferred stock, none of which were outstanding as of March 31, 2010.

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

Repurchase Obligations and Secured Debt

As of March 31, 2010, we were party to three master repurchase agreements with three counterparties, with aggregate total outstanding borrowings of $445.2 million. The terms of these agreements are described in Note 7 to our consolidated financial statements.

Senior Credit Facility

As of March 31, 2010, we had $98.9 million outstanding under our senior credit facility at a cash cost of LIBOR plus 3.00% and an all-in cost of 7.20%. The terms of this agreement are described in Note 7 to our consolidated financial statements.

Junior Subordinated Notes

As of March 31, 2010 we had $143.8 million of junior subordinated notes outstanding with a book value of $129.1 million and a current coupon of 1.00% per annum. The terms of these notes are described in Note 7 to our consolidated financial statements.

Non-Recourse Securitized Debt Obligations

As of March 31, 2010, we had non-recourse securitized debt obligations from consolidated VIEs with a total face value of $3.9 billion. The terms of these obligations are described in Note 10 to our consolidated financial statements.

Index

Contractual Obligations
The following table sets forth information about certain of our contractual obligations as of March 31, 2010:

Contractual Obligations(1)
(in millions)
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Parent company obligations

Recourse debt obligations
Repurchase obligations	$445	$445	$—	$—	$—
Senior credit facility	99	99	—	—	—
Junior subordinated notes	144	—	—	—	144
Total recourse debt obligations	688	544	—	—	144

Unfunded commitments
Loans	5	—	5	—	—
Equity investments(2)	18	18	—	—	—
Total unfunded commitments	23	18	5	—	—

Operating lease obligations	9	1	2	2	4

Total parent company obligations	720	563	7	2	148

Consolidated VIE obligations

Non-recourse securitized debt obligations
CT collateralized debt obligations	1,070	—	—	—	1,070
Other consolidated VIEs	2,789	—	—	—	2,789
Total non-recourse debt obligations	3,859	—	—	—	3,859

Total consolidated VIE obligations	3,859	—	—	—	3,859

Total contractual obligations	$4,579	$563	$7	$2	$4,007

(1)	We are also subject to interest rate swaps for which we cannot estimate future payments due.
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

Index

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

Index

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

As of March 31, 2010, a 100 basis point change in LIBOR would impact our net income by approximately $4.5 million.

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

Index

The following table provides information about our financial instruments that are sensitive to changes in interest rates as of March 31, 2010. For financial assets and debt obligations, the table presents face balance and weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and floating receive interest rates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.

Financial Assets and Liabilities Sensitive to Changes in Interest Rates as of March 31, 2010
(in thousands)

Non-VIE Assets:

	Securities	Loans Receivable	Total
Fixed rate assets	$34,561	$68,363	$102,924
Interest rate(1)	8.23%	8.30%	8.28%
Floating rate assets	$1,584	$1,059,483	$1,061,067
Interest rate(1)	1.58%	3.44%	3.43%

Non-VIE Debt Obligations:

	Repurchase	Senior	Jr. Subordinated	Participations
	Obligations	Credit Facility	Notes	Sold	Total
Fixed rate debt	$—	$—	$143,753	$—	$143,753
Interest rate(1) (2)	—	—	1.00%	—	1.00%
Floating rate debt	$445,175	$98,922	$—	$288,885	$832,982
Interest rate(1) (2)	1.86%	3.25%	—	3.20%	2.49%

Non-VIE Derivative Financial Instruments:

Notional amounts	$64,284
Fixed pay rate(1)	5.16%
Floating receive rate(1)	0.25%

Assets of Consolidated VIEs:

	Securities	Loans Receivable	Total
Fixed rate assets	$611,107	$242,537	$853,644
Interest rate(1)	6.59%	8.22%	7.05%
Floating rate assets	$35,533	$3,225,639	$3,261,172
Interest rate(1)	1.92%	1.86%	1.86%

Securitized Non-Recourse Debt Obligations of Consolidated VIEs:

		Other
	CT CDOs	Consolidated VIEs	Total
Fixed rate debt	$265,299	$108,996	$374,295
Interest rate(1)	5.31%	7.10%	5.83%
Floating rate debt	$805,032	$2,679,446	$3,484,478
Interest rate(1)	0.75%	0.82%	0.80%

Derivative Financial Instruments of Consolidated VIEs:

Notional amounts	$351,555
Fixed pay rate(1)	4.96%
Floating receive rate(1)	0.25%

(1)	Represents weighted average rates where applicable. Floating rates are based on LIBOR of 0.25%, which is the rate as of March 31, 2010.
(2)
The coupon on our junior subordinated notes will remain at 1.00% per annum through April 29, 2012, increase to 7.23% per annum for the period from April 30, 2012 through April 29, 2016 and then convert to a floating interest rate of three-month LIBOR + 2.44% per annum through maturity in 2036.

Index

ITEM 4T.	Controls and Procedures

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

Index

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

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3:	Defaults Upon Senior Securities
None.

ITEM 5:	Other Information
None.

Index

ITEM 6:	Exhibits

	3.1a	Charter of the Capital Trust, Inc. (filed as Exhibit 3.1.a to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on April 2, 2003 and incorporated herein by reference).
	3.1b	Certificate of Notice (filed as Exhibit 3.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on February 27, 2007 and incorporated herein by reference).
	3.2
Second Amended and Restated By-Laws of Capital Trust, Inc. (filed as Exhibit 3.2 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-4788) filed on February 27, 2007 and incorporated herein by reference).

•	31.1	Certification of Stephen D. Plavin, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
•	31.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
•	32.1	Certification of Stephen D. Plavin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
•	32.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
•	99.1	Updated Risk Factors from our Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 2, 2010 with the Securities and Exchange Commission.

	•	Filed herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL TRUST, INC.

May 4, 2010	By:	/s/ Stephen D. Plavin
Date		Stephen D. Plavin
Chief Executive Officer

May 4, 2010		/s/ Geoffrey G. Jervis
Date		Geoffrey G. Jervis
Chief Financial Officer