Form 10-Q
period 2010-06-30
CAPITAL TRUST INC
filed 2010-07-27
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of outstanding shares of the registrant's class A common stock, par value $0.01 per share, as of July 23, 2010 was 21,965,841.

CAPITAL TRUST, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Capital Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2010 and December 31, 2009
(in thousands except per share data)

	June 30,	December 31,
Assets	2010	2009
	(unaudited)

Cash and cash equivalents	$26,495	$27,954
Securities held-to-maturity	17,695	17,332
Loans receivable, net	717,598	766,745
Loans held-for-sale, net	5,488	—
Equity investments in unconsolidated subsidiaries	5,181	2,351
Accrued interest receivable	2,591	3,274
Deferred income taxes	1,711	2,032
Prepaid expenses and other assets	6,959	8,391
Subtotal	783,718	828,079

Assets of Consolidated Variable Interest Entities ("VIEs")
Securities held-to-maturity	570,722	697,864
Loans receivable, net	3,125,398	391,499
Loans held-for-sale, net	—	17,548
Real estate held-for-sale	12,055	—
Accrued interest receivable and other assets	10,990	1,645
Subtotal	3,719,165	1,108,556

Total assets	$4,502,883	$1,936,635

Liabilities & Shareholders' Deficit

Liabilities:
Accounts payable and accrued expenses	$7,943	$8,228
Repurchase obligations	428,489	450,137
Senior credit facility	98,665	99,188
Junior subordinated notes	130,112	128,077
Participations sold	288,447	289,144
Interest rate hedge liabilities	4,344	4,184
Subtotal	958,000	978,958

Non-Recourse Liabilities of Consolidated VIEs
Accounts payable and accrued expenses	4,718	1,798
Securitized debt obligations	3,801,225	1,098,280
Interest rate hedge liabilities	32,600	26,766
Subtotal	3,838,543	1,126,844

Total liabilities	4,796,543	2,105,802

Shareholders' deficit:
Class A common stock $0.01 par value 100,000 shares authorized, 21,907 and 21,796 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively ("class A common stock")	219	218
Restricted class A common stock $0.01 par value, 59 and 79 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively ("restricted class A common stock" and together with class A common stock, "common stock")	1	1
Additional paid-in capital	559,267	559,145
Accumulated other comprehensive loss	(57,585)	(39,135)
Accumulated deficit	(795,562)	(689,396)
Total shareholders' deficit	(293,660)	(169,167)

Total liabilities and shareholders' deficit	$4,502,883	$1,936,635

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
Three and Six Months Ended June 30, 2010 and 2009
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income from loans and other investments:
Interest and related income	$39,428	$30,575	$79,398	$63,814
Less: Interest and related expenses	31,653	20,244	62,905	41,512
Income from loans and other investments, net	7,775	10,331	16,493	22,302

Other revenues:
Management fees from affiliates	924	2,929	3,940	5,809
Servicing fees	1,226	155	2,737	1,334
Other interest income	97	8	105	136
Total other revenues	2,247	3,092	6,782	7,279

Other expenses:
General and administrative	4,504	4,503	9,241	12,959
Depreciation and amortization	5	7	10	14
Total other expenses	4,509	4,510	9,251	12,973

Total other-than-temporary impairments of securities	(3,848)	(4,000)	(39,835)	(18,646)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	1,852	—	18,015	5,624
Impairment of goodwill	—	(2,235)	—	(2,235)
Impairment of real estate held-for-sale	—	(899)	—	(2,233)
Net impairments recognized in earnings	(1,996)	(7,134)	(21,820)	(17,490)

Provision for loan losses	(2,010)	(7,730)	(54,227)	(66,493)
Valuation allowance on loans held-for-sale	—	—	—	(10,363)
Gain on extinguishment of debt	463	—	463	—
Income (loss) from equity investments	932	(445)	1,302	(2,211)
Income (loss) before income taxes	2,902	(6,396)	(60,258)	(79,949)
Income tax provision (benefit)	—	—	293	(408)
Net income (loss)	$2,902	$(6,396)	$(60,551)	$(79,541)

Per share information:
Net income (loss) per share of common stock:
Basic	$0.13	$(0.29)	$(2.71)	$(3.56)
Diluted	$0.13	$(0.29)	$(2.71)	$(3.56)

Weighted average shares of common stock outstanding:
Basic	22,344,552	22,368,539	22,340,071	22,327,895
Diluted	22,667,326	22,368,539	22,340,071	22,327,895

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (Deficit)
For the Six Months Ended June 30, 2010 and 2009
(in thousands)
(unaudited)

	Comprehensive Loss	Class A Common Stock	Restricted Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2009		$217	$3	$557,435	$(41,009)	$(115,202)	$401,444

Net Loss	$(79,541)	—	—	—	—	(79,541)	(79,541)
Cumulative effect of change in accounting principle	—	—	—	—	(2,243)	2,243	—
Unrealized gain on derivative financial instruments	14,151	—	—	—	14,151	—	14,151
Amortization of unrealized gains and losses on securities	(537)	—	—	—	(537)	—	(537)
Amortization of deferred gains and losses on settlement of swaps	(47)	—	—	—	(47)	—	(47)
Other-than-temporary impairments of securities related to fair value adjustments in excess of expected credit losses, net of amortization	(5,490)	—	—	—	(5,490)	—	(5,490)
Issuance of warrants in conjunction with debt restructuring	—	—	—	940	—	—	940
Restricted class A common stock earned	—	1	—	774	—	—	775
Deferred directors' compensation	—	—	—	262	—	—	262

Balance at June 30, 2009	$(71,464)	$218	$3	$559,411	$(35,175)	$(192,500)	$331,957

Balance at January 1, 2010		$218	$1	$559,145	$(39,135)	$(689,396)	$(169,167)

Net loss	$(60,551)	—	—	—	—	(60,551)	(60,551)
Cumulative effect of change in accounting principle	—	—	—	—	3,800	(45,615)	(41,815)
Unrealized loss on derivative financial instruments	(5,994)	—	—	—	(5,994)	—	(5,994)
Amortization of unrealized gains and losses on securities	(406)	—	—	—	(406)	—	(406)
Amortization of deferred gains and losses on settlement of swaps	(50)	—	—	—	(50)	—	(50)
Other-than-temporary impairments of securities related to fair value adjustments in excess of expected credit losses, net of amortization	(15,800)	—	—	—	(15,800)	—	(15,800)
Restricted class A common stock earned	—	1	—	19	—	—	20
Deferred directors' compensation	—	—	—	103	—	—	103

Balance at June 30, 2010	$(82,801)	$219	$1	$559,267	$(57,585)	$(795,562)	$(293,660)

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
(in thousands)
(unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(60,551)	$(79,541)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net impairments recognized in earnings	21,820	17,490
Provision for loan losses	54,227	66,493
Valuation allowance on loans held-for-sale	—	10,363
Gain on extinguishment of debt	(463)	—
(Income) loss from equity investments	(1,302)	2,211
Employee stock-based compensation	76	775
Depreciation and amortization	10	14
Amortization of premiums/discounts on loans and securities and deferred interest on loans	(1,347)	(3,262)
Amortization of deferred gains and losses on settlement of swaps	(50)	(47)
Amortization of deferred financing costs and premiums/discounts on debt obligations	3,711	2,801
Deferred interest on senior credit facility	1,977	948
Deferred directors' compensation	103	262
Changes in assets and liabilities, net:
Accrued interest receivable	312	1,263
Deferred income taxes	321	—
Prepaid expenses and other assets	576	2,081
Accounts payable and accrued expenses	810	(3,692)
Net cash provided by operating activities	20,230	18,159

Cash flows from investing activities:
Principal collections and proceeds from securities	10,758	7,856
Add-on fundings under existing loan commitments	(886)	(7,698)
Principal collections of loans receivable	77,206	45,664
Proceeds from operation/disposition of real estate held-for-sale	—	564
Proceeds from disposition of loans	23,548	—
Contributions to unconsolidated subsidiaries	(1,528)	(2,315)
Net cash provided by investing activities	109,098	44,071

Cash flows from financing activities:
Decrease in restricted cash	—	18,666
Repayments under repurchase obligations	(21,883)	(82,969)
Repayments under senior credit facility	(2,500)	(1,250)
Repayment of securitized debt obligations	(106,404)	(22,519)
Payment of deferred financing costs	—	(7)
Net cash used in financing activities	(130,787)	(88,079)

Net decrease in cash and cash equivalents	(1,459)	(25,849)
Cash and cash equivalents at beginning of period	27,954	45,382
Cash and cash equivalents at end of period	$26,495	$19,533

See accompanying notes to consolidated financial statements.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1. Organization

References herein to “we,” “us” or “our” refer to Capital Trust, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.

We are a fully integrated, self-managed, real estate finance and investment management company that specializes in credit sensitive financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. From the inception of our finance business in 1997 through June 30, 2010, we have completed over $11.2 billion of investments in the commercial real estate debt arena. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes and we are headquartered in New York City.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related management’s discussion and analysis of financial condition and results of operations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In our opinion, all material adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation, in accordance with GAAP, have been included. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2010.

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

As of June 30, 2010, our consolidated balance sheet includes an aggregate $3.7 billion of assets and $3.8 billion of liabilities related to 11 consolidated VIEs. Due to the non-recourse nature of these VIEs, and other factors, our net exposure to loss from investments in these entities is limited to $39.6 million. See Note 11 for additional information on our investments in VIEs.

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

Interest income from our securities is recognized using a level yield with any purchase premium or discount accreted through income over the life of the security. This yield is calculated using cash flows expected to be collected which are based on a number of assumptions on the underlying loans. Examples include, among other things, the rate and timing of principal payments, including prepayments, repurchases, defaults and liquidations, the pass-through or coupon rate and interest rates. Additional factors that may affect our reported interest income on our securities include interest payment shortfalls due to delinquencies on the underlying mortgage loans and the timing and magnitude of expected credit losses on the mortgage loans underlying the securities that are impacted by, among other things, the general condition of the real estate market, including competition for tenants and their related credit quality, and changes in market rental rates. These uncertainties and contingencies are difficult to predict and are subject to future events that may alter the assumptions.

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

Cash and Cash Equivalents
We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. We place our cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. As of, and for the periods ended, June 30, 2010 and December 31, 2009, we had bank balances in excess of federally insured amounts. We have not experienced any losses on our demand deposits, commercial paper or money market investments.

Securities
We classify our securities as held-to-maturity, available-for-sale, or trading on the date of acquisition of the investment. On August 4, 2005, we decided to change the accounting classification of certain of our securities from available-for-sale to held-to-maturity. Held-to-maturity investments are stated at cost adjusted for the amortization of any premiums or discounts, which are amortized through the consolidated statements of operations using the effective interest method described above. Other than in the instance of an other-than-temporary impairment (as discussed below), these held-to-maturity investments are shown in our consolidated financial statements at their adjusted values pursuant to the methodology described above.

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

Repurchase Obligations
In certain circumstances, we have financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty. We currently record these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under any repurchase agreement recorded as a liability on our consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on our consolidated statements of operations.

Subsequent to our origination of these investments, revisions to GAAP presume that an initial transfer of a financial asset and a repurchase financing shall be evaluated as a linked transaction and not evaluated separately. If the transaction does not meet the requirements for sale accounting, it shall generally be accounted for as a forward contract, as opposed to the current presentation, where the purchased asset and the repurchase liability are reflected separately on the balance sheet. This revised guidance was effective on a prospective basis, as of January 1, 2009, with earlier application prohibited. Accordingly, new transactions entered into subsequently, which are subject to the revised guidance, may be presented differently on our consolidated financial statements.

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

Comprehensive Income (Loss)
Total comprehensive loss was ($82.8) million and ($71.5) million, for the six months ended June 30, 2010 and 2009, respectively. The primary components of comprehensive loss other than net income (loss) are the unrealized gains and losses on derivative financial instruments and the component of other-than-temporary impairments of securities related to the Valuation Adjustment.

There was a one-time $3.8 million adjustment to accumulated other comprehensive loss upon our adoption of new accounting guidance effective January 1, 2010. See below in this Note 2 the discussion under “Recent Accounting Pronouncements” for additional information. See also Note 12 for additional discussion of accumulated other comprehensive loss.

Earnings per Share of Common Stock
Basic earnings per share, or EPS, is computed based on the net earnings allocable to common stock and stock units, divided by the weighted average number of shares of common stock and stock units outstanding during the period. Diluted EPS is based on the net earnings allocable to common stock and stock units, divided by the weighted average number of shares of common stock and stock units and potentially dilutive common stock options and warrants. See also Note 12 for additional discussion of earnings per share.

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

Reclassifications
Certain reclassifications have been made in the presentation of the prior period consolidated financial statements to conform to the June 30, 2010 presentation. Primarily, certain assets and liabilities of our consolidated VIEs have been presented separately on our consolidated balance sheet. See above in this Note 2 the discussion under “Balance Sheet Presentation” for additional information.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Segment Reporting
We operate in two reportable segments. We have an internal information system that produces performance and asset data for the two segments along service lines.

The Balance Sheet Investment segment includes our portfolio of interest earning assets and the financing thereof.

The Investment Management segment includes the investment management activities of our wholly-owned investment management subsidiary, CT Investment Management Co. LLC, or CTIMCO, and its subsidiaries, as well as our co-investments in investment management vehicles. CTIMCO is a taxable REIT subsidiary and serves as the investment manager of Capital Trust, Inc., all of our investment management vehicles and all of our CT CDOs, and serves as senior servicer and special servicer for certain of our investments and for third parties.

Goodwill
Goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses acquired. Goodwill is reviewed, at least annually, to determine if there is an impairment at a reporting unit level, or more frequently if an indication of impairment exists. During the second quarter of 2009, we completely impaired goodwill, and therefore have not recorded any goodwill as of June 30, 2010.

Fair Value of Financial Instruments
The “Fair Value Measurements and Disclosures” Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under GAAP. Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date. Our assets and liabilities which are measured at fair value are discussed in Note 16.

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

Upon consolidation of these seven VIEs, we recorded a one-time adjustment to shareholders’ equity of ($41.8) million on January 1, 2010. This reduction in equity is due to the difference between the net carrying value of our investment in the newly consolidated VIEs and the net assets, or equity, of those VIEs. This difference was primarily caused by asset impairments recorded at the VIEs which are in excess of our investment amount. Due to the fact that the liabilities of these VIEs are entirely non-recourse to us, this excess charge to equity, as well as similar charges on VIEs previously consolidated, will eventually be reversed when our interests in the VIEs are repaid, sold, or the VIEs are otherwise deconsolidated in the future.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” or ASU 2010-06. ASU 2010-06 amends existing disclosure guidance related to fair value measurements. Specifically, ASU 2010-06 requires (i) details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy, and (ii) inclusion of gross purchases, sales, issuances, and settlements within the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. In addition, ASU 2010-06 clarifies and increases existing disclosure requirements related to (i) the disaggregation of fair value disclosures, and (ii) the inputs used in arriving at fair values for assets and liabilities valued using Level 2 and Level 3 inputs within the fair value hierarchy. ASU 2010-06 is effective for the first interim or annual period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010 and for interim periods within those years. The adoption of ASU 2010-06 did not have a material impact on our consolidated financial statements. Additional disclosure, as applicable, is included in Note 16.

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

Note 3. Securities Held-to-Maturity

As described in Note 2, our consolidated balance sheets separately state our assets and liabilities and certain assets and liabilities of our consolidated VIEs. The following disclosures relate only to our securities portfolio we own directly. See also Note 11 for comparable disclosures regarding our securities which are held in consolidated VIEs, as separately stated on our consolidated balance sheets.

Our securities portfolio consists of commercial mortgage-backed securities, or CMBS, collateralized debt obligations, or CDOs, and other securities. Activity relating to our securities portfolio for the six months ended June 30, 2010 was as follows (in thousands):

	CMBS	CDOs & Other	Total Book Value (1)

December 31, 2009	$2,081	$15,251	$17,332

Principal paydowns	(84)	—	(84)
Discount/premium amortization & other (2)	122	325	447
Other-than-temporary impairments:
Recognized in earnings	(227)	—	(227)
Recognized in accumulated other comprehensive income	227	—	227

June 30, 2010	$2,119	$15,576	$17,695

(1)
Includes securities with a total face value of $36.1 million and $105.2 million as of June 30, 2010 and December 31, 2009, respectively. Securities with an aggregate face value of $69.0 million, which had a net carrying value of zero as of December 31, 2009, have been eliminated in consolidation beginning January 1, 2010 as discussed in Note 2.

(2)	Includes mark-to-market adjustments on securities previously classified as available-for-sale, amortization of other-than-temporary impairments, and losses, if any.

As detailed in Note 2, on August 4, 2005, we changed the accounting classification of our then portfolio of securities from available-for-sale to held-to-maturity. While we typically account for the securities in our portfolio on a held-to-maturity basis, under certain circumstances we will account for securities on an available-for-sale basis. As of both June 30, 2010 and December 31, 2009, we had no securities classified as available-for-sale. Our securities’ book value of $17.7 million as of June 30, 2010 is comprised of (i) our amortized cost basis, as defined under GAAP, of $24.2 million (of which $5.9 million related to CMBS and $18.3 million related to CDOs and other securities), (ii) amounts related to mark-to-market adjustments on securities previously classified as available-for-sale of ($549,000) and (iii) the portion of other-than-temporary impairments not related to expected credit losses of ($6.0) million.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details overall statistics for our securities portfolio as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Number of securities	7	9
Number of issues	5	6
Rating (1) (2)	CC	B-
Fixed / Floating (in millions) (3)	$17 / $1	$16 / $1
Coupon (1) (4)	9.60%	9.82%
Yield (1) (4)	7.57%	7.89%
Life (years) (1) (5)	4.3	2.8

(1)	Represents a weighted average as of June 30, 2010 and December 31, 2009, respectively.
(2)
Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security and exclude unrated equity investments in CDOs with a net book value of $1.2 million as of both June 30, 2010 and December 31, 2009.

(3)	Represents the aggregate net book value of our portfolio allocated between fixed rate and floating rate securities.
(4)
Coupon is based on the securities’ contractual interest rates, while yield is based on expected cash flows for each security, and considers discounts/premiums and asset non-performance. Calculations for floating rate securities are based on LIBOR of 0.35% and 0.23% as of June 30, 2010 and December 31, 2009, respectively.

(5)	Weighted average life is based on the timing and amount of future expected principal payments through the expected repayment date of each respective investment.

The table below details the ratings and vintage distribution of our securities as of June 30, 2010 and December 31, 2009 (in thousands):

	Rating as of June 30, 2010			Rating as of December 31, 2009
Vintage	B	CCC and Below	Total	B	CCC and Below	Total
2003	$—	$14,557	$14,557	$13,488	$1,162	$14,650
2002	—	1,019	1,019	—	602	602
2000	—	871	871	—	879	879
1997	233	—	233	246	—	246
1996	—	1,015	1,015	—	955	955
Total	$233	$17,462	$17,695	$13,734	$3,598	$17,332

Other-than-temporary impairments

Quarterly, we reevaluate our securities portfolio to determine if there has been an other-than-temporary impairment based upon expected future cash flows from each securities investment. As a result of this evaluation, under the accounting guidance discussed in Note 2, during the six months ended June 30, 2010, we determined that no additional other-than-temporary impairments were necessary for our securities portfolio. However, we did determine that $227,000 of impairments previously recorded in other comprehensive income should be recognized as credit losses due to a decrease in cash flow expectations for one of our securities with a net book value of $976,000.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes activity related to the other-than-temporary impairments of our securities during the six months ended June 30, 2010 (in thousands):

	Gross Other-Than-Temporary Impairments	Credit Related Other-Than-Temporary Impairments	Non-Credit Related Other-Than-Temporary Impairments

December 31, 2009	$85,838	$79,210	$6,628

Impact of change in accounting principle (1)	(68,989)	(68,989)	—
Additions due to change in expected cash flows	—	227	(227)
Amortization of other-than-temporary impairments	(549)	(122)	(427)

June 30, 2010	$16,300	$10,326	$5,974

(1)
Due to the consolidation of additional VIEs, as discussed in Note 2, other-than-temporary impairments which were previously recorded on our investment in these entities have been eliminated in consolidation beginning January 1, 2010.

Unrealized losses and fair value of securities

Certain of our securities are carried at values in excess of their fair values. This difference can be caused by, among other things, changes in credit spreads and interest rates. The following table shows the gross unrealized losses and fair value of our securities for which the fair value is lower than our book value as of June 30, 2010 and that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		Greater Than 12 Months		Total

	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Book Value (1)

Floating Rate	$—	$—	$0.2	($0.9)	$0.2	($0.9)	$1.1

Fixed Rate	—	—	2.4	(12.0)	2.4	(12.0)	14.4

Total	$—	$—	$2.6	($12.9)	$2.6	($12.9)	$15.5

(1)
Excludes, as of June 30, 2010, $2.2 million of securities which were carried at or below fair value and securities against which an other-than-temporary impairment equal to the entire book value was recognized in earnings.

As of June 30, 2010, four securities with an aggregate carrying value of $15.5 million were carried at values in excess of their fair values. Fair value for these securities was $2.6 million as of June 30, 2010. In total, as of June 30, 2010, we had seven investments in securities with an aggregate carrying value of $17.7 million that have an estimated fair value of $6.0 million, including three investments in CMBS with an estimated fair value of $3.4 million and four investments in CDOs and other securities with an estimated fair value of $2.6 million. These valuations do not include the value of interest rate swaps entered into in conjunction with the purchase/financing of these investments, if any.

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

We determine fair values using third party dealer assessments of value, supplemented in limited cases with our own internal financial model-based estimations of fair value. We regularly examine our securities portfolio and have determined that, despite the differences between carrying value and fair value discussed above, our expectations of future cash flows have only changed adversely for four of our securities, against which we have recognized other-than-temporary-impairments.

Our estimation of cash flows expected to be generated by our securities portfolio is based upon an internal review of the underlying loans securing our investments both on an absolute basis and compared to our initial underwriting for each investment. Our efforts are supplemented by third party research reports, third party market assessments and our dialogue with market participants. As of June 30, 2010, we do not intend to sell our securities, nor do we believe it is more likely than not that we will be required to sell our securities before recovery of their amortized cost bases, which may be at maturity. This, combined with our assessment of cash flows, is the basis for our conclusion that these investments are not impaired, other than as described above, despite the differences between estimated fair value and book value. We attribute the difference between book value and estimated fair value to the current market dislocation and a general negative bias against structured financial products such as CMBS and CDOs.

Investments in variable interest entities

Our securities portfolio includes investments in both CMBS and CDOs, which securitization structures are generally considered VIEs. We have not consolidated these VIEs due to our determination that, based on the structural provisions of each entity and the nature of our investments, we do not have the power to direct the activities that most significantly impact these entities' economic performance.

These securities were acquired through investment, and do not represent a securitization or other transfer of our assets. We are not named as special servicer on these investments, nor do we have the right to name special servicer.

We are not obligated to provide, nor have we provided, any financial support to these entities. As of June 30, 2010, our maximum exposure to loss as a result of our investment in these entities is $36.1 million, the principal amount of our securities portfolio. We have recorded other-than-temporary impairments of $16.3 million against this portfolio, resulting in a net exposure to loss of $19.8 million as of June 30, 2010.

Note 4. Loans Receivable, net

As described in Note 2, our consolidated balance sheets separately state our assets and liabilities and certain assets and liabilities of our consolidated VIEs. The following disclosures relate only to our loans receivable portfolio we own directly. See also Note 11 for comparable disclosures regarding our loans receivable which are held in consolidated VIEs, as separately stated on our consolidated balance sheets.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Activity relating to our loans receivable for the six months ended June 30, 2010 was as follows (in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value (1)

December 31, 2009	$1,126,697	($359,952)	$766,745

Additional fundings (2)	1,071	—	1,071
Satisfactions (3)	(6,000)	—	(6,000)
Principal paydowns	(8,109)	—	(8,109)
Discount/premium amortization & other	378	—	378
Provision for loan losses (4)	—	(31,000)	(31,000)
Realized loan losses	(17,511)	17,511	—
Reclassification to loans held-for-sale	(16,130)	10,643	(5,487)

June 30, 2010	$1,080,396	($362,798)	$717,598

(1)	Includes loans with a total principal balance of $1.10 billion and $1.13 billion as of June 30, 2010 and December 31, 2009, respectively.
(2)	Additional fundings includes capitalized interest of $185,000.
(3)	Includes final maturities, full repayments, and sales.
(4)	Provision for loan losses is presented net of a $10.0 million recovery of provisions recorded in prior periods.

The following table details overall statistics for our loans receivable portfolio as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Number of investments	33	35
Fixed / Floating (in millions) (1)	$53 / $665	$58 / $708
Coupon (2) (3)	3.81%	3.77%
Yield (2) (3)	3.89%	3.59%
Maturity (years) (2) (4)	1.9	2.2

(1)	Represents the aggregate net book value of our portfolio allocated between fixed rate and floating rate loans.
(2)	Represents a weighted average as of June 30, 2010 and December 31, 2009, respectively.
(3)	Calculations for floating rate loans are based on LIBOR of 0.35% and 0.23% as of June 30, 2010 and December 31, 2009, respectively.
(4)	Represents the final maturity of each investment assuming all extension options are executed.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The tables below detail the types of loans in our portfolio, as well as the property type and geographic distribution of the properties securing our loans, as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010		December 31, 2009
Asset Type	Book Value	Percentage	Book Value	Percentage
Senior mortgages	$300,829	42%	$302,999	40%
Mezzanine loans	204,173	28	209,980	27
Subordinate interests in mortgages	138,172	19	179,525	23
Other	74,424	11	74,241	10
Total	$717,598	100%	$766,745	100%

Property Type	Book Value	Percentage	Book Value	Percentage
Office	$333,050	46%	$339,142	44%
Hotel	166,750	23	176,557	23
Healthcare	112,992	16	113,900	15
Multifamily	18,115	3	23,657	3
Retail	14,226	2	14,219	2
Other	72,465	10	99,270	13
Total	$717,598	100%	$766,745	100%

Geographic Location	Book Value	Percentage	Book Value	Percentage
Northeast	$221,993	31%	$222,303	29%
Southeast	197,396	28	196,640	26
Southwest	96,357	13	97,384	13
West	67,274	9	76,751	10
Northwest	35,788	5	64,260	8
Midwest	18,713	3	18,827	2
International	44,644	6	54,800	7
Diversified	35,433	5	35,780	5
Total	$717,598	100%	$766,745	100%

Quarterly, management evaluates our loan portfolio for impairment as described in Note 2. As of June 30, 2010, we identified nine loans with an aggregate gross book value of $460.7 million for impairment, against which we have recorded a $362.8 million provision, and which are carried at an aggregate net book value of $97.9 million. These include five loans with an aggregate gross carrying value of $358.9 million which are current in their interest payments, against which we have recorded a $295.4 million provision, as well as four loans which are delinquent on contractual payments with an aggregate gross carrying value of $101.8 million, against which we have recorded a $67.4 million provision.

Our average balance of impaired loans was $76.2 million during the six months ended June 30, 2010. Subsequent to their impairment, we recorded interest on these loans of $6.0 million during the first six months of 2010. Our average balance of impaired loans was $18.0 million during the six months ended June 30, 2009. Subsequent to their impairment, we recorded interest on these loans of $185,000 during the first six months of 2009.

In some cases our loan originations are not fully funded at closing, creating an obligation for us to make future fundings, which we refer to as Unfunded Loan Commitments. Typically, Unfunded Loan Commitments are part of construction and transitional loans. As of June 30, 2010, our two Unfunded Loan Commitments totaled $1.5 million, which will generally only be funded when and/or if the borrower meets certain performance hurdles with respect to the underlying collateral, or to reimburse costs associated with leasing activity.

Note 5. Loans Held-for-Sale, Net

During the second quarter of 2010, we reclassified a $16.1 million mezzanine loan to loans held-for-sale, against which we have previously recorded a provision for loan losses of $10.6 million. This loan had a net book value of $5.5 million as of June 30, 2010, which amount approximates fair value. The loan has a fixed coupon of 8.55%; however it is in maturity default and is not currently paying interest. See also Note 11 for disclosures regarding loans held-for-sale which are held in consolidated VIEs, as separately stated on our consolidated balance sheets.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 6. Real Estate Held-for-Sale

We do not have any real estate held-for-sale as of June 30, 2010. During the six months ended June 30, 2009, we recorded a $2.2 million impairment against an investment which was sold in July 2009. See also Note 11 for disclosures regarding real estate held-for-sale which are held in consolidated VIEs, as separately stated on our consolidated balance sheets.

Note 7. Equity Investments in Unconsolidated Subsidiaries

Our equity investments in unconsolidated subsidiaries consist primarily of our co-investments in investment management vehicles that we sponsor and manage. As of June 30, 2010, we had co-investments in two such vehicles, CT Mezzanine Partners III, Inc., or Fund III, in which we have a 4.7% investment, and CT Opportunity Partners I, LP, or CTOPI, in which we have a 4.6% investment. In addition to our co-investments, we record capitalized costs associated with these vehicles in equity investments in unconsolidated subsidiaries. As of June 30, 2010, $16.3 million of our $25.0 million capital commitment to CTOPI remains unfunded.

Activity relating to our equity investments in unconsolidated subsidiaries for the six months ended June 30, 2010 was as follows (in thousands):

	Fund III	CTOPI	Other	Total

December 31, 2009	$158	$2,175	$18	$2,351
Contributions	—	1,528	—	1,528
(Loss) income from equity investments	(33)	1,338	(3)	1,302
June 30, 2010	$125	$5,041	$15	$5,181

In accordance with the respective management agreements with Fund III and CTOPI, CTIMCO may earn incentive compensation when certain returns are achieved for the shareholders/partners of Fund III and CTOPI, which will be accrued if and when earned, and when appropriate contingencies have been eliminated. In the event that additional capital calls are made at Fund III, we may be required to refund some or all of the $5.6 million incentive compensation previously received. As of June 30, 2010, our maximum exposure to loss from Fund III and CTOPI was $6.2 million and $8.7 million, respectively.

Note 8. Debt Obligations

As described in Note 2, our consolidated balance sheets separately state our assets and liabilities and certain assets and liabilities of our consolidated VIEs. The following disclosures relate to the debt obligations of Capital Trust, Inc. and its wholly-owned subsidiaries only. See also Note 11 for comparable disclosures regarding the debt obligations of our consolidated VIEs, which are non-recourse to us, as separately stated on our consolidated balance sheets.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

As of June 30, 2010 and December 31, 2009, we had $657.3 million and $677.4 million of total debt obligations outstanding, respectively. The balances of each category of debt, their respective coupons and all-in effective costs, including the amortization of fees and expenses, were as follows (in thousands):

	June 30, 2010		December 31, 2009	June 30, 2010
Recourse Debt Obligations	Principal Balance	Book Balance	Book Balance	Coupon(1)	All-In Cost(1)		Maturity Date(2)

Repurchase obligations
JPMorgan	$247,795	$247,600	$258,203	1.87%	1.92%		March 15, 2011
Morgan Stanley	137,796	137,693	148,170	2.21%	2.21%		March 15, 2011
Citigroup	43,231	43,196	43,764	1.69%	1.69%		March 15, 2011
Total repurchase obligations	428,822	428,489	450,137	1.96%	1.99%		March 15, 2011

Senior credit facility	98,665	98,665	99,188	3.35%	7.20%		March 15, 2011

Junior subordinated notes (3)	143,753	130,112	128,077	1.00%	4.28%		April 30, 2036

Total/Weighted Average	$671,240	$657,266	$677,402	1.96%	3.23%	(4)	March 4, 2016

(1)	Represents a weighted average for each respective facility, assuming LIBOR of 0.35% at June 30, 2010 for floating rate debt obligations.
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

(4)	Including the impact of interest rate hedges with an aggregate notional balance of $64.2 million as of June 30, 2010, the effective all-in cost of our debt obligations would be 3.70% per annum.

Repurchase Obligations

On March 16, 2009, we amended and restructured our repurchase obligations with: (i) JPMorgan Chase Bank, N.A., JPMorgan Chase Funding Inc. and J.P. Morgan Securities Inc., or collectively JPMorgan, (ii) Morgan Stanley Bank, N.A., or Morgan Stanley, and (iii) Citigroup Financial Products Inc. and Citigroup Global Markets Inc., or collectively Citigroup.

Specifically, on March 16, 2009, we entered into separate amendments to the respective master repurchase agreements with JPMorgan, Morgan Stanley and Citigroup. Pursuant to the terms of each such agreement, we amended the terms of each such facility, without any change to the collateral pool securing the debt owed to each repurchase lender, to provide the following:

•
Maturity dates were modified to one year from the March 16, 2009 effective date of each respective agreement, which maturity dates may be extended further for two one-year periods. The first one-year extension option was exercised by us in March 2010, as a result of a successful twenty percent reduction in the amount owed each repurchase lender from the amount outstanding as of the March 16, 2009 amendment. The second one-year extension option is exercisable by each repurchase lender in its sole discretion. Currently, maturity dates for our repurchase agreements have been extended to March 15, 2011.

•
We agreed to pay each repurchase lender periodic amortization as follows: (i) mandatory payments, payable monthly in arrears, in an amount equal to sixty-five (65%) of the net interest income generated by each such lender’s collateral pool (this amount did not change during the first one-year extension period), and (ii) one hundred percent (100%) of the principal proceeds received from the repayment of assets in each such lender’s collateral pool. In addition, under the terms of the amendment with Citigroup, we agreed to pay Citigroup an additional quarterly amortization payment generally equal to the product of (i) the total cash paid (including both principal and interest) during the period to our senior credit facility in excess of an amount equivalent to LIBOR plus 1.75% based upon a $100.0 million facility amount, and (ii) a fraction, the numerator of which is Citigroup’s then outstanding repurchase facility balance and the denominator is the total outstanding indebtedness of our repurchase lenders.

•
We further agreed to amortize each repurchase lender’s secured debt at the end of each calendar quarter on a pro rata basis until we have repaid our repurchase facilities and thereafter our senior credit facility in an amount equal to any unrestricted cash in excess of the sum of (i) $25.0 million, and (ii) any unfunded loan and co-investment commitments.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

•	Each repurchase lender was relieved of its obligation to make future advances with respect to unfunded commitments arising under investments in its collateral pool.

•
We received the right to sell or refinance collateral assets provided we apply one hundred percent (100%) of the proceeds to pay down the related repurchase facility balance subject to minimum release price mechanics.

•
We eliminated the cash margin call provisions and amended the mark-to-market provisions that were in effect under the original terms of the repurchase facilities. Under the revised facilities, going forward, collateral value is expected to be determined by our lenders based upon changes in the performance of the underlying real estate collateral as opposed to changes in market spreads under the original terms. Beginning September 2009, each collateral pool may be valued monthly. If a repurchase lender determines that the ratio of their total outstanding facility balance to total collateral value exceeds 1.15x the ratio calculated as of the effective date of the amended agreements, we may be required to liquidate collateral and reduce the borrowings or post other collateral in an effort to bring the ratio back into compliance with the prescribed ratio, which may or may not be successful.

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

•
limit the total cash compensation to all employees and, specifically with respect to our chief executive officer and chief financial officer, freeze their base salaries at 2008 levels, and require cash bonuses to any of them to be approved by a committee comprised of one representative designated by the repurchase lenders, the administrative agent under the senior credit facility and a representative of our board of directors;

•	prohibit the payment of cash dividends to our common shareholders except to the minimum extent necessary to maintain our REIT status;

•	require us to maintain a minimum amount of liquidity, as defined, of $5.0 million;

•	trigger an event of default if our current chief executive officer ceases his employment with us during the term of the agreement and we fail to hire a replacement acceptable to the lenders; and

•
trigger an event of default, if any event or condition occurs which causes any obligation or liability of more than $1.0 million to become due prior to its scheduled maturity or any monetary default under our restructured debt obligations if the amount of such obligation is at least $1.0 million.

On March 16, 2009, in connection with the restructuring discussed above, we issued to JPMorgan, Morgan Stanley and Citigroup warrants to purchase 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share, which is equal to the closing bid price on the New York Stock Exchange on March 13, 2009. The fair value assigned to these warrants, totaling $940,000, has been recorded as a discount on the related debt obligations with a corresponding increase to additional paid-in capital, and will be accreted as a component of interest expense over the term of each respective facility. The warrants were valued using the Black-Scholes valuation method.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details the aggregate outstanding principal balance, carrying value and fair value of our assets, primarily loans receivable, which were pledged as collateral under our repurchase facilities as of June 30, 2010, as well as the amount at risk under each facility (in thousands). The amount at risk is generally equal to the carrying value of our collateral less the outstanding principal balance of the associated repurchase facility.

		Loans and Securities Collateral Balances, as of June 30, 2010
Repurchase Lender	Facility Balance	Principal Balance	Carrying Value	Fair Market Value (1)	Amount at Risk (2)
JPMorgan	$247,795	$493,550	$369,008	$298,478	$127,727
Morgan Stanley (3)	137,796	367,044	243,555	142,885	36,771
Citigroup	43,231	77,648	76,074	55,762	32,842
	$428,822	$938,242	$688,637	$497,125	$197,340

(1)
Fair values represent the amount at which assets could be sold in an orderly transaction between a willing buyer and willing seller. The immediate liquidation value of these assets would likely be substantially lower.

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

Senior Credit Facility

On March 16, 2009, we entered into an amended and restated senior credit agreement governing our term loan from WestLB AG, New York Branch, participant and administrative agent, Fortis Capital Corp., Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Morgan Stanley Bank, N.A. and Deutsche Bank Trust Company Americas, which we collectively refer to as the senior lenders. Pursuant to the amended and restated senior credit agreement, we and the senior lenders agreed to:

•
extend the maturity date of the senior credit agreement to be co-terminus with the maturity date of our repurchase facilities (as they may be further extended until March 16, 2012, as described above);

•	increase the cash interest rate under the senior credit agreement to LIBOR plus 3.00% per annum (from LIBOR plus 1.75%), plus an accrual rate of 7.20% per annum less the cash interest rate;

•	initiate quarterly amortization equal to the greater of: (i) $5.0 million per annum, and (ii) 25% of the annual cash flow received from our then unencumbered collateralized debt obligation interests;

•	pledge our unencumbered CDO interests and provide a negative pledge with respect to certain other assets; and

•	replace all existing financial covenants with substantially similar covenants and default provisions to those described above with respect to our repurchase facilities.

As of June 30, 2010, we had $98.7 million outstanding under our senior credit facility at a cash cost of LIBOR plus 3.00% per annum. Since we amended and restated our senior credit agreement on March 16, 2009, we have made amortization payments of $6.3 million, and $5.0 million of accrued interest was added to the outstanding balance.

Junior Subordinated Notes

The most subordinate component of our debt obligations are our junior subordinated notes. As of June 30, 2010, these notes had a principal balance of $143.8 million ($130.1 million book balance) at a cash cost of 1.00% per annum.

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

Note 9. Participations Sold

Participations sold represent interests in certain loans that we originated and subsequently sold to one of our investment management vehicles, CT Large Loan 2006, Inc., and third parties. We present these sold interests as both assets and non-recourse liabilities on the basis that these arrangements do not qualify as sales under GAAP. We have no economic exposure to these liabilities in excess of the value of the assets sold. As of June 30, 2010, we had five such participations sold with a total gross carrying value of $288.4 million.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The income earned on the loans is recorded as interest income and an identical amount is recorded as interest expense in the consolidated statements of operations. Generally, participations sold are recorded as assets and liabilities in equal amounts on our consolidated balance sheets. During 2009, we recorded $172.5 million of provisions for loan losses against certain of our participations sold assets, resulting in a net book value of $116.0 million as of June 30, 2010. The associated liabilities have not been adjusted as of June 30, 2010, because we are prohibited by GAAP from reducing their carrying value until the loan assets are contractually extinguished.

The following table describes our participations sold assets and liabilities as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30,	December 31,
	2010	2009
Participations sold assets
Gross carrying value	$288,447	$289,144
Less: Provision for loan losses	(172,465)	(172,465)
Net book value of assets	$115,982	$116,679

Participations sold liabilities
Net book value of liabilities	$288,447	$289,144
Net impact to shareholders' equity	($172,465)	($172,465)

Note 10. Derivative Financial Instruments

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

As described in Note 2, our consolidated balance sheets separately state our assets and liabilities and certain assets and liabilities of our consolidated VIEs. The following disclosures relate only to the interest rate hedge liabilities of Capital Trust, Inc. and its wholly-owned subsidiaries. See also Note 11 for comparable disclosures regarding the interest rate hedge liabilities of our consolidated VIEs, which are non-recourse to us, as separately stated on our consolidated balance sheets.

The following table summarizes the notional and fair values of our interest rate swaps as of June 30, 2010 and December 31, 2009. The notional value provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk (in thousands):

Type	Counterparty	June 30, 2010 Notional Amount	Interest Rate (1)	Maturity	June 30, 2010 Fair Value	December 31, 2009 Fair Value
Cash Flow Hedge	JPMorgan Chase	$17,846	5.14%	2014	($1,192)	($1,182)
Cash Flow Hedge	JPMorgan Chase	16,894	4.83%	2014	(1,049)	(966)
Cash Flow Hedge	JPMorgan Chase	16,377	5.52%	2018	(1,292)	(1,239)
Cash Flow Hedge	JPMorgan Chase	7,062	5.11%	2016	(490)	(440)
Cash Flow Hedge	JPMorgan Chase	3,231	5.45%	2015	(243)	(237)
Cash Flow Hedge	JPMorgan Chase	2,818	5.08%	2011	(78)	(120)
Total/Weighted Average		$64,228	5.16%	2015	($4,344)	($4,184)

(1)
Represents the gross fixed interest rate we pay to our counterparties under these derivative instruments. We receive an amount of interest indexed to one-month LIBOR on all of our interest rate swaps as of June 30, 2010 and December 31, 2009.

As of both June 30, 2010 and December 31, 2009, all of our derivative financial instruments were recorded at fair value as interest rate hedge liabilities on our consolidated balance sheet. During the six months ended June 30, 2010, we did not enter into any new derivative financial instrument contracts.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The table below shows amounts recorded to other comprehensive income and amounts recorded to interest expense from other comprehensive income for the six months ended June 30, 2010 and 2009 (in thousands):

	Amount of gain (loss) recognized		Amount of loss reclassified from OCI
	in OCI for the six months ended		to income for the six months ended (1)

Hedge	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Interest rate swaps	($160)	$4,440	($1,489)	($1,732)

(1)	Represents net amounts paid to swap counterparties during the period, which are included in interest expense, offset by an immaterial amount of non-cash swap amortization.

All of our hedges were classified as highly effective for all of the periods presented. Over the next twelve months we expect approximately $2.8 million to be reclassified from other comprehensive income to interest expense, which amount is generally the present value of expected payments under the respective derivative contracts.

Certain of our derivative agreements contain provisions whereby a default on any of our debt obligations could also constitute a default under these derivative obligations. As of June 30, 2010, derivatives related to these agreements were in a net liability position of $9.8 million based on their contractual terms, which amount excludes certain adjustments made in arriving at fair value in accordance with GAAP. If we breach any of these provisions, we could be required to settle our obligations under the agreements at their termination value. As of June 30, 2010, we were not in default under any of our debt obligations and have not posted any assets as collateral under our derivative agreements.

On October 10, 2008, we terminated an interest rate swap with a notional amount of $18.0 million as a result of our counterparty filing for bankruptcy. In the second quarter of 2010, we paid our former counterparty $246,000 to settle a claim concerning the termination of this interest rate swap, which is included as a component of interest expense on our consolidated statement of operations.

Note 11. Consolidated Variable Interest Entities

As of June 30, 2010, our consolidated balance sheet includes an aggregate $3.7 billion of assets and $3.8 billion of liabilities related to 11 consolidated variable interest entities, or VIEs. Due to the non-recourse nature of these VIEs, and other factors discussed below, our net exposure to loss from investments in these entities is limited to $39.6 million.

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

Our interest in the assets held by these CT CDO trusts, which are consolidated on our balance sheet, is restricted by the structural provisions of these entities, and our recovery of these assets will be limited by the CDO trusts’ distribution provisions, which are subject to change due to covenant breaches or asset impairments, as further described below in this Note 11. The liabilities of the CT CDO trusts, which are also consolidated on our balance sheet, are non-recourse to us, and can generally only be satisfied from each CDO trust’s respective asset pool.

We are not obligated to provide, nor have we provided, any financial support to these CT CDO trusts. Accordingly, as of June 30, 2010, our maximum exposure to loss as a result of our investment in these entities is limited to $234.0 million, the notional amount of the subordinate debt and equity interest we retained in these CDO trusts. After giving effect to certain transfers of these interests, provisions for loan losses and other-than-temporary impairments recorded as of June 30, 2010, our remaining net exposure to loss from these entities is $39.6 million.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Other Consolidated VIEs

As discussed above, we currently consolidate seven additional VIEs, all of which are securitization vehicles substantially similar to the CT CDOs. These VIEs invest in commercial real estate debt instruments, which investments were not originated or transferred to the VIEs by us. In addition to our investment in the subordinate classes of the securities issued by these VIEs, we are named special servicer on a number of the VIEs’ assets. As a result of consolidation, our ownership interests in these VIEs have been eliminated, and our balance sheet reflects both the assets held and debt issued by these VIEs to third parties. Similarly, our operating results and cash flows include the gross amounts related to the assets and liabilities of the VIEs, as opposed to our net economic interests in these entities. Special servicing fees paid to us on assets owned by these VIEs are eliminated in consolidation.

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

We are not obligated to provide, nor have we provided, any financial support to these VIEs. In addition, five of these seven investments have been made through our CT CDOs, which limits our exposure to loss as discussed above. Accordingly, as of June 30, 2010, our maximum exposure to loss as a result of our investment in these entities is limited to $69.0 million, the notional amount of our investment in the two VIEs not held by our CT CDOs. Prior to consolidation, we have previously impaired 100% of our investment in these entities, resulting in a zero net exposure to loss as of June 30, 2010.

As described in Note 2, our consolidated balance sheets separately state our assets and liabilities and certain assets and liabilities of our consolidated VIEs. The following disclosures relate specifically to the assets and liabilities of these VIEs, as separately stated on our consolidated balance sheets.

A. Securities Held-to-Maturity – Consolidated VIEs
Our consolidated VIEs’ securities portfolio consists of CMBS, CDOs, and other securities. Activity relating to these securities for the six months ended June 30, 2010 was as follows (in thousands):

	CMBS	CDOs & Other	Total Book Value (1)

December 31, 2009	$624,791	$73,073	$697,864

Impact of consolidation due to change in accounting principal	(78,087)	—	(78,087)
Principal paydowns	(4,534)	(6,526)	(11,060)
Discount/premium amortization & other (2)	2,278	(438)	1,840
Other-than-temporary impairments:
Recognized in earnings	(21,593)	—	(21,593)
Recognized in accumulated other comprehensive income	(18,242)	—	(18,242)

June 30, 2010	$504,613	$66,109	$570,722

(1)
Includes securities with a total face value of $639.1 million and $751.2 million as of June 30, 2010 and December 31, 2009, respectively. Securities with an aggregate face value of $100.2 million, which had a net carrying value of $78.1 million as of December 31, 2009, have been eliminated in consolidation beginning January 1, 2010 as discussed in Note 2.

(2)	Includes mark-to-market adjustments on securities previously classified as available-for-sale, amortization of other-than-temporary impairments, and losses, if any.

As detailed in Note 2, on August 4, 2005, we changed the accounting classification of our then portfolio of securities from available-for-sale to held-to-maturity. While we typically account for the securities in our portfolio on a held-to-maturity basis, under certain circumstances, we will account for securities on an available-for-sale basis. As of both June 30, 2010 and December 31, 2009, our consolidated VIEs had no securities classified as available-for-sale. Our consolidated VIEs’ securities’ book value of $570.7 million as of June 30, 2010 is comprised of (i) their amortized cost basis, as defined under GAAP, of $585.1 million (of which $518.9 million related to CMBS and $66.1 million related to CDOs and other securities), (ii) amounts related to mark-to-market adjustments on securities previously classified as available-for-sale of $5.7 million, and (iii) the portion of other-than-temporary impairments not related to expected credit losses of ($20.0) million.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details overall statistics for our consolidated VIEs’ securities portfolio as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Number of securities	58	64
Number of issues	42	47
Rating (1) (2) (3)	BB	BB-
Fixed / Floating (in millions) (4)	$560 / $11	$618 / $80
Coupon (1) (5)	6.57%	6.11%
Yield (1) (5)	6.90%	6.58%
Life (years) (1) (6)	3.2	3.6

(1)	Represents a weighted average as of June 30, 2010 and December 31, 2009, respectively.
(2)	Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security.
(3)	Increase in weighted average rating as of June 30, 2010 is primarily due to the consolidation of additional VIEs as described in Note 2.
(4)	Represents the aggregate net book value of our portfolio allocated between fixed rate and floating rate securities.
(5)
Coupon is based on the securities’ contractual interest rates, while yield is based on expected cash flows for each security, and considers discounts/premiums and asset non-performance. Calculations for floating rate securities are based on LIBOR of 0.35% and 0.23% as of June 30, 2010 and December 31, 2009, respectively.

(6)	Weighted average life is based on the timing and amount of future expected principal payments through the expected repayment date of each respective investment.

The table below details the ratings and vintage distribution of our consolidated VIEs’ securities as of June 30, 2010 (in thousands):

	Rating as of June 30, 2010
Vintage	AAA	AA	A	BBB	BB	B	CCC and Below	Total
2007	$—	$—	$—	$—	$—	$—	$—	$—
2006	—	—	—	—	—	2,219	13,838	16,057
2005	—	—	—	—	—	15,876	19,634	35,510
2004	—	24,831	12,700	—	—	9,781	2,292	49,604
2003	9,906	—	—	4,978	—	—	—	14,884
2002	—	—	—	6,639	—	2,625	—	9,264
2001	—	—	—	4,829	4,134	—	7,500	16,463
2000	7,458	—	—	—	4,001	—	22,558	34,017
1999	—	—	11,387	1,428	17,361	—	—	30,176
1998	114,985	—	83,025	43,356	43,159	—	8,806	293,331
1997	—	—	34,929	3,466	8,613	—	—	47,008
1996	24,408	—	—	—	—	—	—	24,408
Total	$156,757	$24,831	$142,041	$64,696	$77,268	$30,501	$74,628	$570,722

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

Other-than-temporary impairments

Quarterly, we reevaluate our consolidated VIEs’ securities portfolio to determine if there has been an other-than-temporary impairment based upon expected future cash flows from each securities investment. As a result of this evaluation, under the accounting guidance discussed in Note 2, during the six months ended June 30, 2010, we recorded a gross other-than-temporary impairment of $39.8 million. This gross other-than-temporary impairment includes $21.6 million related to expected credit losses which has been recorded through earnings, and $18.2 million of fair value adjustments in excess of expected credit losses, or Valuation Adjustments, which have been recorded as a component of accumulated other comprehensive income (loss) on our consolidated balance sheet with no impact on earnings.

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

The following table summarizes activity related to the other-than-temporary impairments of our consolidated VIEs’ securities during the six months ended June 30, 2010 (in thousands):

	Gross Other-Than-Temporary Impairments	Credit Related Other-Than-Temporary Impairments	Non-Credit Related Other-Than-Temporary Impairments

December 31, 2009	$32,508	$25,112	$7,396

Impact of change in accounting principle (1)	(5,376)	(1,576)	(3,800)
Additions due to change in expected cash flows	39,835	21,593	18,242
Amortization of other-than-temporary impairments	(1,569)	219	(1,788)

June 30, 2010	$65,398	$45,348	$20,050

(1)
Due to the consolidation of additional VIEs, as discussed in Note 2, other-than-temporary impairments which were previously recorded on our investment in these entities have been eliminated in consolidation beginning January 1, 2010.

Unrealized losses and fair value of securities

Certain of our consolidated VIEs’ securities are carried at values in excess of their fair values. This difference can be caused by, among other things, changes in credit spreads and interest rates.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table shows the gross unrealized losses and fair value of securities for which the fair value is lower than their book value as of June 30, 2010 and that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		Greater Than 12 Months		Total

	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Book Value (1)

Floating Rate	$—	$—	$6.7	($4.4)	$6.7	($4.4)	$11.1

Fixed Rate	—	—	338.5	(73.9)	338.5	(73.9)	412.4

Total	$—	$—	$345.2	($78.3)	$345.2	($78.3)	$423.5

(1)
Excludes, as of June 30, 2010, $147.2 million of securities which were carried at or below fair value and securities against which an other-than-temporary impairment equal to the entire book value was recognized in earnings.

As of June 30, 2010, 44 of our consolidated VIEs’ securities with an aggregate carrying value of $423.5 million were carried at values in excess of their fair values. Fair value for these securities was $345.2 million as of June 30, 2010. In total, as of June 30, 2010, we had 58 investments in securities with an aggregate carrying value of $570.7 million that have an estimated fair value of $502.3 million, including 56 investments in CMBS with an estimated fair value of $439.6 million and two investments in CDOs and other securities with an estimated fair value of $62.7 million. These valuations do not include the value of interest rate swaps entered into in conjunction with the purchase/financing of these investments, if any.

The following table shows the gross unrealized losses and fair value of our consolidated VIEs securities for which the fair value is lower than our book value as of December 31, 2009 and that are not deemed to be other-than-temporarily impaired (in millions):

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

As of December 31, 2009, 54 of our consolidated VIEs securities with an aggregate carrying value of $570.6 million were carried at values in excess of their fair values. Fair value for these securities was $385.7 million as of December 31, 2009. In total, as of December 31, 2009, we had 64 investments in securities with an aggregate carrying value of $697.9 million that have an estimated fair value of $519.1 million, including 62 investments in CMBS with an estimated fair value of $451.5 million and two investments in CDOs and other securities with an estimated fair value of $67.6 million. These valuations do not include the value of interest rate swaps entered into in conjunction with the purchase/financing of these investments, if any.

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

Investments in variable interest entities

Our consolidated VIEs’ securities portfolio includes investments in both CMBS and CDOs, which securitization structures are generally considered VIEs. We have not consolidated these VIEs due to our determination that, based on the structural provisions of each entity and the nature of our investments, we do not have the power to direct the activities that most significantly impact these entities' economic performance.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

These securities were acquired through investment, and do not represent a securitization or other transfer of our assets. We are not named as special servicer on these investments.

We are not obligated to provide, nor have we provided, any financial support to these entities. As these securities are financed by our non-recourse CT CDOs, our exposure to loss is therefore limited to our interests in these consolidated entities described above.

B. Loans Receivable, Net – Consolidated VIEs
Activity relating to our consolidated VIEs’ loans receivable for the six months ended June 30, 2010 was as follows (in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value (1)

December 31, 2009	$508,971	($117,472)	$391,499

Impact of consolidation due to change in accounting principal	2,980,075	(134,834)	2,845,241
Satisfactions (2)	(20,546)	—	(20,546)
Principal paydowns	(49,204)	—	(49,204)
Discount/premium amortization & other (3)	(6,310)	—	(6,310)
Provision for loan losses	—	(23,227)	(23,227)
Realized loan losses	(35,639)	35,639	—
Reclassification to real estate held-for-sale	(15,069)	3,014	(12,055)

June 30, 2010	$3,362,278	($236,880)	$3,125,398

(1)
Includes loans with a total principal balance of $3.36 billion and $511.4 million as of June 30, 2010 and December 31, 2009, respectively. Loans with an aggregate principal balance of $2.98 billion as of December 31, 2009 have been consolidated onto our balance sheet beginning January 1, 2010, as discussed in Note 2.

(2)	Includes final maturities and full repayments.
(3)
Includes one loan which was restructured in June 2010 and converted to a $6.6 million equity participation in the borrower entity. This equity investment has been reclassified to Accrued Interest Receivable and Other Assets on our consolidated balance sheet as of June 30, 2010.

The following table details overall statistics for our consolidated VIEs’ loans receivable portfolio as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Number of investments	100	26
Fixed / Floating (in millions) (1)	$232 / $2,893	$72 / $319
Coupon (2) (3)	2.36%	3.65%
Yield (2) (3)	2.37%	3.58%
Maturity (years) (2) (4)	1.4	3.4

(1)	Represents the aggregate net book value of our portfolio allocated between fixed rate and floating rate loans.
(2)	Represents a weighted average as of June 30, 2010 and December 31, 2009, respectively.
(3)	Calculations for floating rate loans are based on LIBOR of 0.35% and 0.23% as of June 30, 2010 and December 31, 2009, respectively.
(4)	For loans in CT CDOs, assumes all extension options are executed. For loans in other consolidated VIEs, maturity is based on information provided by the trustees of each respective VIE.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The tables below detail the types of loans in our consolidated VIEs’ portfolio, as well as the property type and geographic distribution of the properties securing these loans, as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010		December 31, 2009
Asset Type	Book Value	Percentage	Book Value	Percentage
Senior mortgages	$2,364,771	76%	$35,829	9%
Mezzanine loans	384,928	12	103,726	26
Subordinate interests in mortgages	352,631	10	228,662	59
Other	23,068	2	23,282	6
Total	$3,125,398	100%	$391,499	100%

Property Type	Book Value	Percentage	Book Value	Percentage
Healthcare	$1,168,036	37%	$27,976	7%
Office	839,571	27	174,695	45
Hotel	685,499	22	128,150	33
Retail	265,613	9	8,660	2
Other	166,679	5	52,018	13
Total	$3,125,398	100%	$391,499	100%

Geographic Location	Book Value	Percentage	Book Value	Percentage
Northeast	$493,584	16%	$225,117	57%
Southeast	422,680	13	72,976	19
Southwest	181,736	6	29,550	8
West	172,811	6	36,041	9
Midwest	24,733	1	8,884	2
Diversified	1,829,854	58	18,931	5
Total	$3,125,398	100%	$391,499	100%

Quarterly, management evaluates our consolidated VIEs’ loan portfolio for impairment as described in Note 2. As of June 30, 2010, we identified 13 loans with an aggregate gross book value of $387.8 million for impairment, against which we have recorded a $231.3 million provision, and which are carried at an aggregate net book value of $156.5 million. These include six loans with an aggregate gross carrying value of $242.0 million which are current in their interest payments, against which we have recorded a $133.1 million provision, as well as seven loans which are delinquent on contractual payments with an aggregate gross carrying value of $145.8 million, against which we have recorded a $98.2 million provision. In addition, as described in Note 2, we have recorded a $5.6 million general provision for loan losses against 41 loans in our consolidated VIEs with an aggregate principal balance of $128.6 million.

The average balance of impaired loans held by consolidated VIEs was $128.0 million during the six months ended June 30, 2010. Subsequent to their impairment, we recorded interest on these loans of $2.3 million during the first six months of 2010. The average balance of impaired loans held by consolidated VIEs was $27.1 million during the six months ended June 30, 2009. Subsequent to their impairment, we recorded interest on these loans of $258,000 during the first six months of 2009.

C. Loans Held-for-Sale, Net – Consolidated VIEs
As of December 31, 2009, we were in the process of finalizing a sale of one of our consolidated VIEs’ non-performing loans with a gross carrying value of $18.3 million to a third party. We had previously recorded a provision for loan losses of $9.2 million against this loan, and in the fourth quarter of 2009 recaptured $8.4 million of the provision to reflect the expected sales proceeds. In January 2010, we completed the sale of this loan for $17.5 million, which approximates its net book value at December 31, 2009. Accordingly, our consolidated VIEs do not have any loans classified as held-for-sale as of June 30, 2010.

D. Real Estate Held-for-Sale – Consolidated VIEs
In April 2010 we completed foreclosure on the land which served as collateral for a $15.1 million loan held by one of our consolidated VIEs. This loan had a net book value of $12.1 million at the time of foreclosure, which amount was transferred to real estate held-for-sale to reflect this investment at its approximate fair value.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

E. Debt Obligations – Consolidated VIEs
As of June 30, 2010 and December 31, 2009, our consolidated VIEs had $3.8 billion and $1.1 billion of total non-recourse securitized debt obligations outstanding, respectively. The balances of each entity’s outstanding securitized debt obligations, their respective coupons and all-in effective costs, including the amortization of fees and expenses, were as follows (in thousands):

	June 30, 2010		December 31, 2009	June 30, 2010
Non-Recourse Securitized Debt Obligations	Principal Balance	Book Balance	Book Balance	Coupon(1)	All-In Cost(1)		Maturity Date(2)
CT collateralized debt obligations (CDOs)
CT CDO I	$202,443	$202,443	$233,168	1.04%	1.04%		July 2039
CT CDO II	273,686	273,686	283,671	0.87%	1.13%		March 2050
CT CDO III	250,110	251,089	254,156	5.23%	5.15%		June 2035
CT CDO IV (3)	317,110	317,110	327,285	0.98%	1.09%		October 2043
Total CT CDOs	1,043,349	1,044,328	1,098,280	1.98%	2.07%		August 2042

Other consolidated VIEs
GMACC 1997-C1	105,799	105,799	N/A	7.11%	7.11%		July 2029
GSMS 2006-FL8A	140,278	140,278	N/A	0.80%	0.80%		June 2020
JPMCC 2004-FL1A	60,892	60,892	N/A	1.39%	1.39%		April 2019
JPMCC 2005-FL1A	99,131	99,131	N/A	0.83%	0.83%		February 2019
MSC 2007-XLFA	757,563	757,563	N/A	0.51%	0.51%		October 2020
MSC 2007-XLCA	537,203	537,203	N/A	1.51%	1.51%		July 2017
CSFB 2006-HC1	1,056,031	1,056,031	N/A	0.79%	0.79%		May 2023
Total other consolidated VIEs	2,756,897	2,756,897	N/A	1.11%	1.11%		April 2021

Total/Weighted Average	$3,800,246	$3,801,225	$1,098,280	1.35%	1.37%	(4)	March 2027

(1)	Represents a weighted average for each respective facility, assuming LIBOR of 0.35% at June 30, 2010 for floating rate debt obligations.
(2)
Maturity dates represent the contractual maturity of each securitization trust. Repayment of securitized debt is a function of collateral cash flows which are disbursed in accordance with the contractual provisions of each trust, and is therefore expected to occur prior to contractual maturity.

(3)	Comprised, at June 30, 2010 of $304.1 million of floating rate notes sold and $13.0 million of fixed rate notes sold.
(4)
Including the impact of interest rate hedges with an aggregate notional balance of $349.7 million as of June 30, 2010, the effective all-in cost of our consolidated VIEs’ debt obligations would be 1.80% per annum.

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

CT CDOs

As of June 30, 2010, we had CT CDOs outstanding from four separate issuances with a total face value of $1.0 billion. Our CT CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet at the amortized sales price of the securities we sold to third parties. On a combined basis, our CDOs provide us with $1.0 billion of non-recourse, non-mark-to-market, index-matched financing at a weighted average cash cost of 0.55% over the applicable indices (1.98% at June 30, 2010) and a weighted average all-in cost of 0.64% over the applicable indices (2.07% at June 30, 2010). As of June 30, 2010, $350.3 million of loans receivable and $570.7 million of securities were financed by our CT CDOs. As of December 31, 2009, $409.0 million of loans receivable and $697.9 million of securities were financed by our CT CDOs.

CT CDO I and CT CDO II each have interest coverage and overcollateralization tests, which, when breached, provide for hyper-amortization of the senior notes sold by a redirection of cash flow that would otherwise have been paid to the subordinate classes, some of which are owned by us. When such tests are in breach for six consecutive months, the reinvesting feature of the CDO is suspended. The hyper-amortization is ceased once the test is back in compliance. The overcollateralization tests are a function of impairments to the CDO collateral. During the first quarter of 2009, we were informed by our CDO trustee of impairments due to rating agency downgrades of certain of the securities which serve as collateral in all of our CT CDOs. The impairments resulted in a breach of a CT CDO II overcollateralization test. During the second and third quarters of 2009, additional ratings downgrades on securities combined with the non-performance of loan collateral resulted in breaches of the CT CDO I overcollateralization tests and an additional CDO II overcollateralization test failure as well as a breach of a CT CDO II interest coverage test. These breaches have caused the redirection of CT CDO I and CT CDO II cash flow that would otherwise have been paid to the subordinate classes of the CDOs, some of which we own.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Furthermore, all four of our CT CDOs provide for the re-classification of interest proceeds from impaired collateral as principal proceeds. During the first quarter of 2009, we were informed by our CDO trustee of impairments due to rating agency downgrades of certain of the securities which serve as collateral in all of our CT CDOs resulting in the reclassification of interest proceeds from those securities as principal proceeds. During the second and third quarters of 2009, additional downgrades of securities in CT CDO IV resulted in additional impairments and therefore a redirection of cash flow from us to senior note holders. Other than collateral management fees, we currently receive cash payments from only one of our four CT CDOs, CT CDO III.

Other Consolidated VIEs

In addition to the CT CDOs sponsored by us, which are discussed above, we also have consolidated certain other VIEs beginning on January 1, 2010, as discussed in Note 2. The debt obligations of these entities are separately presented on our consolidated balance sheet along with the CT CDOs issued by us, as they represent similar non-recourse obligations. These obligations will generally be satisfied with the repayment of assets in each such entity’s collateral pool, or will be discharged when losses are realized. As of June 30, 2010, $2.8 billion of loans receivable were financed by the securities issued by these other consolidated VIEs.

F. Derivative Financial Instruments – Consolidated VIEs
The following table summarizes the notional and fair values of our consolidated VIEs’ interest rate swaps as of June 30, 2010 and December 31, 2009. The notional value provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk (in thousands):

Type	Counterparty	June 30, 2010 Notional Amount	Interest Rate (1)	Maturity	June 30, 2010 Fair Value	December 31, 2009 Fair Value
Cash Flow Hedge	Swiss RE Financial	$269,853	5.10%	2015	($26,443)	($21,785)
Cash Flow Hedge	Bank of America	44,950	4.58%	2014	(3,681)	(3,005)
Cash Flow Hedge	Morgan Stanley	17,960	3.95%	2011	(647)	(794)
Cash Flow Hedge	Bank of America	11,035	5.05%	2016	(1,354)	(930)
Cash Flow Hedge	Bank of America	5,104	4.12%	2016	(451)	(212)
Cash Flow Hedge	Morgan Stanley	780	5.31%	2011	(24)	(40)
Total/Weighted Average		$349,682	4.96%	2015	($32,600)	($26,766)

(1)
Represents the gross fixed interest rate we pay to our counterparties under these derivative instruments. We receive an amount of interest indexed to one-month LIBOR on all of our interest rate swaps as of June 30, 2010 and December 31, 2009.

As of both June 30, 2010 and December 31, 2009, all of our consolidated VIEs’ derivative financial instruments were recorded at fair value as interest rate hedge liabilities on our consolidated balance sheet.

The table below shows amounts recorded to other comprehensive income and amounts recorded to interest expense from other comprehensive income for the six months ended June 30, 2010 and 2009 (in thousands):

	Amount of (loss) gain recognized		Amount of loss reclassified from OCI
	in OCI for the six months ended		to income for the six months ended (1)
Hedge	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Interest rate swaps	($5,835)	$9,711	($8,248)	($8,595)

(1)	Represents net amounts paid to swap counterparties during the period, which are included in interest expense, offset by an immaterial amount of non-cash swap amortization.

All of our consolidated VIEs’ hedges were classified as highly effective for all of the periods presented. Over the next twelve months, we expect approximately $14.7 million to be reclassified from other comprehensive income to interest expense, which amount is generally the present value of expected payments under the respective derivative contracts.

As of June 30, 2010, our consolidated VIEs have not posted any assets as collateral under derivative agreements.

Note 12. Shareholders’ Equity

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Common Stock
Shares of class A common stock are entitled to vote on all matters presented to a vote of shareholders, except as provided by law or subject to the voting rights of any outstanding preferred stock. Holders of record of shares of class A common stock on the record date fixed by our board of directors are entitled to receive such dividends as may be declared by the board of directors subject to the rights of the holders of any outstanding preferred stock. A total of 22,391,725 shares of common stock and stock units were issued and outstanding as of June 30, 2010.

We did not repurchase any of our common stock during the six months ended June 30, 2010, other than the 5,443 shares we acquired pursuant to elections by incentive plan participants to satisfy tax withholding obligations through the surrender of shares equal in value to the amount of the withholding obligation incurred upon the vesting of restricted stock.

Preferred Stock
We have not issued any shares of preferred stock since we repurchased all of the previously issued and outstanding preferred stock in 2001.

Warrants
As discussed in Note 8, in conjunction with our debt restructuring, we issued to our repurchase lenders warrants to purchase an aggregate 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share. The warrants will become exercisable on March 16, 2012 and expire on March 16, 2019, and may be exercised through a cashless exercise at the option of the warrant holders. The fair value assigned to these warrants, totaling $940,000, has been recorded as an increase to additional paid-in capital, and will be amortized over the term of the related debt obligations. The warrants were valued using the Black-Scholes valuation method.

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

In addition to the foregoing restrictions, our dividend policy remains subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon our taxable income, our financial condition, our maintenance of REIT status and other factors as our board of directors deems relevant. No dividends were declared during the six months ended June 30, 2010 or 2009.

Accumulated Other Comprehensive Income (Loss)
The following table details the primary components of accumulated other comprehensive income (loss) as of June 30, 2010 and significant activity for the six months ended June 30, 2010 (in thousands):

	Mark-to-Market on Interest Rate Hedges	Deferred Gains on Settled Hedges	Other-than-Temporary Impairments	Unrealized Gains on Securities	Total

December 31, 2009	($30,950)	$263	($14,024)	$5,576	($39,135)

Cumulative effect of change in accounting principle	—	—	3,800	—	3,800
Unrealized loss on derivative financial instruments	(5,994)	—	—	—	(5,994)
Amortization of net unrealized gains on securities	—	—	—	(406)	(406)
Amortization of net deferred gains on settlement of swaps	—	(50)	—	—	(50)
Other-than-temporary impairments of securities (1)	—	—	(15,800)	—	(15,800)

June 30, 2010	($36,944)	$213	($26,024)	$5,170	($57,585)

(1)	Represents other-than-temporary impairments of securities related to fair value adjustments in excess of expected credit losses, net of amortization of $2.2 million.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Earnings Per Share
The following table sets forth the calculation of Basic and Diluted earnings per share, or EPS, based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the six months ended June 30, 2010 and 2009 (in thousands, except share and per share amounts):

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Net	Wtd. Avg.	Per Share	Net	Wtd. Avg.	Per Share
	Loss	Shares	Amount	Loss	Shares	Amount
Basic EPS:
Net loss allocable to common stock	$(60,551)	22,340,071	$(2.71)	$(79,541)	22,327,895	$(3.56)
Effect of Dilutive Securities:
Warrants & Options outstanding for the purchase of common stock	—	—		—	—
Diluted EPS:
Net loss per share of common stock and assumed conversions	$(60,551)	22,340,071	$(2.71)	$(79,541)	22,327,895	$(3.56)

The following table sets forth the calculation of Basic and Diluted earnings per share, or EPS, based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the three months ended June 30, 2010 and 2009 (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Net	Wtd. Avg.	Per Share	Net	Wtd. Avg.	Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic EPS:
Net income (loss) allocable to common stock	$2,902	22,344,552	$0.13	$(6,396)	22,368,539	$(0.29)
Effect of Dilutive Securities:
Warrants & Options outstanding for the purchase of common stock	—	322,774		—	—
Diluted EPS:
Net income (loss) per share of common stock and assumed conversions	$2,902	22,667,326	$0.13	$(6,396)	22,368,539	$(0.29)

As of June 30, 2010, Diluted EPS excludes 129,000 options, which were antidilutive for the period. These instruments could potentially impact Diluted EPS in future periods depending on changes in our stock price. As of June 30, 2009, Diluted EPS excludes 163,000 options and 3.5 million warrants, which were similarly antidilutive.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 13. General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2010 and 2009 consisted of the following (in thousands):

	Six Months Ended June 30,
	2010	2009
Personnel costs	$4,732	$5,395
Employee stock-based compensation	76	781
Professional services	2,029	2,300
Restructuring costs	249	3,139
Operating and other costs	1,180	1,344
Subtotal	$8,266	$12,959

Expenses from other consolidated VIEs	975	—
Total	$9,241	$12,959

Note 14. Income Taxes

We made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal, state, and local income taxes except for the operations of our taxable REIT subsidiary, CTIMCO. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates. As of June 30, 2010 and December 31, 2009, we were in compliance with all REIT requirements.

In addition, we are subject to taxation on the income generated by investments in our CT CDOs. Due to the redirection provisions of our CT CDOs, which reallocate principal proceeds and interest otherwise distributable to us to repay senior note holders, assets financed through our CT CDOs may generate current taxable income without a corresponding cash distribution to us.

During the six months ended June 30, 2010, CTIMCO paid small amounts of federal, state and local taxes. During the six months ended June 30, 2009, CTIMCO paid no federal taxes but paid small amounts of state and local taxes. As of June 30, 2010, we have net operating losses and net capital losses available to be carried forward and utilized in current or future periods.

Deferred income taxes recorded on our consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for tax reporting purposes.

Note 15. Employee Benefit and Incentive Plans

We had four benefit plans in effect as of June 30, 2010: (1) the Second Amended and Restated 1997 Long-Term Incentive Stock Plan, or 1997 Employee Plan, (2) the Amended and Restated 1997 Non-Employee Director Stock Plan, or 1997 Director Plan, (3) the Amended and Restated 2004 Long-Term Incentive Plan, or 2004 Plan, and (4) the 2007 Long-Term Incentive Plan, or 2007 Plan. The 1997 Employee Plan and 1997 Director Plan expired in 2007 and no new awards may be issued under them, and no further grants will be made under the 2004 Plan. Under the 2007 Plan, a maximum of 700,000 shares of class A common stock may be issued. Shares canceled under the 2004 Plan are available to be reissued under the 2007 Plan. As of June 30, 2010, there were 416,033 shares available under the 2007 Plan.

Under these plans, our employees are issued shares of our restricted common stock which is expensed by us over their vesting period. A portion of these shares vest pro rata over a three-year service period, with the remainder contingently vesting after a four-year period based on the returns we have achieved.

As of June 30, 2010, unvested share-based compensation consisted of 58,512 shares of restricted common stock with an unamortized value of $167,000. Subject to vesting conditions and the continued employment of certain employees, these costs will be recognized as compensation expense over the next three and a half years.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Activity under these four plans for the six months ended June 30, 2010 is summarized in the table below in share and share equivalents:

Benefit Type	1997 Employee Plan	1997 Director Plan	2004 Plan	2007 Plan	Total
Options(1)
Beginning balance	170,477	—	—	—	170,477
Expired	(41,585)	—	—	—	(41,585)
Ending balance	128,892	—	—	—	128,892

Restricted Common Stock(2)
Beginning balance	—	—	3,480	75,543	79,023
Granted	—	—	—	16,875	16,875
Vested	—	—	(3,480)	(33,906)	(37,386)
Forfeited	—	—	—	—	—
Ending balance	—	—	—	58,512	58,512

Stock Units(3)
Beginning balance	—	80,017	—	384,029	464,046
Granted, deferred and (vested), net	—	(11,473)	—	(26,689)	(38,162)
Ending balance	—	68,544	—	357,340	425,884
Total outstanding	128,892	68,544	—	415,852	613,288

(1)	All options are fully vested as of June 30, 2010.
(2)
Comprised of both performance based awards that vest upon the attainment of certain common equity return thresholds and time based awards that vest based upon an employee’s continued employment on vesting dates.

(3)	Stock units are granted to certain members of our board of directors in lieu of cash compensation for services and in lieu of dividends earned on previously granted stock units.

The following table summarizes the outstanding options as of June 30, 2010:

		Weighted Average	Weighted Average
Exercise Price per Share	Options Outstanding	Exercise Price per Share	Remaining Life (in Years)
$10.00 - $15.00	35,557	$13.50	0.43
$15.00 - $20.00	93,335	15.80	0.47
Total/Weighted Average	128,892	$15.17	0.46

In addition to the equity interests detailed above, we may grant percentage interests in the incentive compensation received by us from certain of our investment management vehicles. As of June 30, 2010, we had so granted a portion of the Fund III incentive compensation received by us.

A summary of the unvested restricted common stock as of and for the six months ended June 30, 2010 was as follows:

	Restricted Common Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2010	79,023	$7.99
Granted	16,875	1.27
Vested	(37,386)	8.08
Unvested at June 30, 2010	58,512	$6.45

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

A summary of the unvested restricted common stock as of and for the six months ended June 30, 2009 was as follows:

	Restricted Common Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2009	331,197	$30.61
Granted	216,269	3.32
Vested	(46,697)	28.28
Forfeited	(201,696)	28.99
Unvested at June 30, 2009	299,073	$12.43

The total grant date fair value of restricted shares which vested during the six months ended June 30, 2010 and 2009 was $127,000 and $603,000, respectively.

Note 16. Fair Values

Assets and Liabilities Recorded at Fair Value
Certain of our assets and liabilities are measured at fair value either (i) on a recurring basis, as of each quarter-end, or (ii) on a nonrecurring basis, as a result of impairment or other events. Generally, loans held-for-sale, real estate held-for-sale, and interest rate swaps are measured at fair value on a recurring basis, while impaired loans and securities are measured at fair value on a nonrecurring basis. These fair values are determined using a variety of inputs and methodologies, which are detailed below. As discussed in Note 2, the “Fair Value Measurement and Disclosures” Topic of the Codification establishes a fair value hierarchy that prioritizes the inputs used in determining fair value under GAAP, which includes the following classifications, in order of priority:

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

The following table summarizes our assets and liabilities, including those of our consolidated VIEs, which are recorded at fair value as of June 30, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using

	Total	Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets	Observable Inputs	Unobservable Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Non-VIE loans held-for-sale	$5,488	$—	$—	$5,488
VIE real estate held-for-sale	$12,055	$—	$—	$12,055

Non-VIE interest rate hedge liabilities	($4,344)	$—	($4,344)	$—
VIE interest rate hedge liabilities	($32,600)	$—	($32,600)	$—

Measured on a nonrecurring basis:
Non-VIE impaired loans (1)
Senior mortgage	$36,400	$—	$—	$36,400
Subordinate interests in mortgages	61,535	—	—	61,535
Mezzanine loans	—	—	—	—
	$97,935	$—	$—	$97,935

VIE impaired loans (1)
Senior mortgage	$86,286	$—	$—	$86,286
Subordinate interests in mortgages	29,100	—	—	29,100
Mezzanine loans	41,078	—	—	41,078
	$156,464	$—	$—	$156,464

Non-VIE impaired securities (2)	$—	$—	$—	$—
VIE impaired securities (2)
Commercial mortgage-backed securities	$7,500	$—	$7,500	$—

(1)	Loans receivable against which we have recorded a provision for loan losses as of June 30, 2010.
(2)	Securities which were other-than-temporarily impaired during the three months ended June 30, 2010.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following methods and assumptions were used to estimate the fair value of each type of asset and liability which was recorded at fair value as of June 30, 2010:

Loans held-for-sale: Our only loan held-for-sale is carried at fair value, which was determined by taking into consideration the value of the underlying collateral, creditworthiness of the borrower, and expected proceeds from the sale of the loan.

Real estate held-for-sale: Real estate held-for-sale was valued based on expected proceeds from a sale of the asset.

Interest rate hedge liabilities: Interest rate hedges were valued using advice from a third party derivative specialist, based on a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs such as credit valuation adjustments due to the risk of non-performance by both us and our counterparties. See Notes 10 and 11 for additional details on our interest rate hedges.

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

Additional details of our loans which were recorded at fair value as of June 30, 2010 are described below:

Senior mortgage loans: Two of our senior mortgage loans with an aggregate principal balance of $51.5 million are reported at fair value as of June 30, 2010, including one hotel loan ($25.1 million) and one office loan ($26.4 million). These loans have a weighted average maturity of October 2011 and a weighted average coupon of 2.0% as of June 30, 2010.

Subordinate interests in mortgages: Four of our subordinate interests in mortgage loans with an aggregate principal balance of $115.0 million are reported at fair value as of June 30, 2010, including two hotel loans ($43.5 million), one office loan ($30.1 million), and one condominium loan ($41.4 million). These loans have a weighted average maturity of March 2011 and a weighted average coupon of 3.5% as of June 30, 2010.

Mezzanine loans: Three of our mezzanine loans with an aggregate principal balance of $294.3 million are reported at fair value as of June 30, 2010, all of which are collateralized by hotel assets. These loans have a weighted average maturity of March 2012 and a weighted average coupon of 3.3% as of June 30, 2010.

Additional details of our consolidated VIEs loans which were recorded at fair value as of June 30, 2010 are described below:

Senior mortgage loans: Two of our consolidated VIEs’ senior mortgage loans with an aggregate principal balance of $142.6 million are reported at fair value as of June 30, 2010, including one office loan ($75.0 million) and one mixed-use/other loan ($67.6 million). These loans have a weighted average maturity of May 2011 and a weighted average coupon of 1.5% as of June 30, 2010.

Subordinate interests in mortgages: Eight of our consolidated VIEs’ subordinate interests in mortgage loans with an aggregate principal balance of $137.8 million are reported at fair value as of June 30, 2010, including three hotel loans ($61.5 million), three office loans ($60.7 million), one multifamily loan ($5.4 million), and one mixed-use/other loan ($10.2 million). These loans have a weighted average maturity of August 2011 and a weighted average coupon of 2.7% as of June 30, 2010.

Mezzanine loans: Three of our consolidated VIEs’ mezzanine loans with an aggregate principal balance of $107.7 million are reported at fair value as of June 30, 2010, including one hotel loan ($75.6 million), one multifamily loan ($11.1 million), and one retail loan ($21.0 million). These loans have a weighted average maturity of April 2011 and a weighted average coupon of 2.6% as of June 30, 2010.

Impaired securities: Securities which are other-than-temporarily impaired are generally valued by a combination of (i) obtaining assessments from third-party dealers and, (ii) in limited cases where such assessments are unavailable or, in the opinion of management, deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates. In the case of internal models, expected cash flows of each security are based on management’s assumptions regarding the collection of principal and interest on the underlying loans and securities. The table above includes only securities which were impaired during the three months ended June 30, 2010. Previously impaired securities have been subsequently adjusted for amortization, and are therefore no longer reported at fair value as of June 30, 2010. As of June 30, 2010, two of our consolidated VIEs commercial mortgage-backed securities were other-than-temporarily impaired and therefore reported at fair value. These securities were both valued using assessments from third-party dealers.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Loans	Real Estate
	Held-for-Sale	Held-for-Sale
December 31, 2009	$—	$—
Transfer from loans recivable (non-VIEs)	5,488	—
Transfer from loans recivable (VIEs)	—	12,055
June 30, 2010	$5,488	$12,055

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

The following table details the carrying amount, face amount, and approximate fair value of the financial instruments described above (in thousands):

Fair Value of Financial Instruments
(in thousands)	June 30, 2010			December 31, 2009
	Carrying Amount	Face Amount	Fair Value	Carrying Amount	Face Amount	Fair Value
Financial assets:
Cash and cash equivalents	$26,495	$26,495	$26,495	$27,954	$27,954	$27,954
Securities held-to-maturity	17,695	36,102	6,033	17,332	105,174	8,544
Loans receivable, net	717,598	1,082,070	594,051	766,745	1,128,738	588,466

Consolidated VIE assets
Securities held-to-maturity	570,722	639,068	502,344	697,864	751,214	519,118
Loans receivable, net	3,125,398	3,364,284	2,586,301	391,499	511,412	316,230

Financial liabilities:
Repurchase obligations	428,489	428,822	428,822	450,137	450,704	450,704
Senior credit facility	98,665	98,665	14,800	99,188	99,188	24,797
Junior subordinated notes	130,112	143,753	2,875	128,077	143,753	14,375
Participations sold	288,447	288,555	105,095	289,144	289,209	102,220

Consolidated VIE liabilities
Securitized debt obligations	3,801,225	3,800,246	2,396,700	1,098,280	1,097,106	494,704

The following methods and assumptions were used to estimate the fair value of each class of financial instruments, excluding those described above that are carried at fair value, for which it is practicable to estimate that value:

Cash and cash equivalents: The carrying amount of cash on deposit and in money market funds is considered to be a reasonable estimate of fair value.

Securities held-to-maturity: These investments, other than securities that have been other-than-temporarily impaired, are recorded on a held-to-maturity basis and not at fair value. The fair values presented above have been estimated by a combination of (i) obtaining assessments from third party dealers and, (ii) in limited cases where such assessments are unavailable or, in the opinion of management, deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates. The expected cash flows of each security are based on management’s assumptions regarding the collection of principal and interest on the underlying loans and securities.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Loans receivable, net: Other than impaired loans, these assets are recorded at their amortized cost and not at fair value. The fair values presented above were estimated by management taking into consideration factors including capitalization rates, leasing, occupancy rates, availability and cost of financing, exit plan, sponsorship, actions of other lenders and indications of market value from other market participants.

Repurchase obligations: These instruments are recorded on the basis of their total face balance, less unamortized discount. As a result of our debt restructuring on March 16, 2009, our repurchase obligations no longer have terms which are comparable to other facilities in the market. Given the unique nature of our restructured obligations, it is not practicable to estimate their fair value. Accordingly, they are presented above at their current face value. See Note 8 for a detailed description of our repurchase obligations.

Senior credit facility: This instrument is recorded on the basis of total cash proceeds borrowed, and not at fair value. The fair value presented above was estimated by management based on the amount at which similar placed financial instruments would be valued today.

Junior subordinated notes: These instruments are recorded on the basis of their total face balance, less unamortized discount. The fair value presented above was estimated by management based on the amount at which similar placed financial instruments would be valued today.

Securitized debt obligations: These obligations are recorded on the basis of proceeds received at issuance and not at fair value. The fair values presented above have been estimated by obtaining assessments from third party dealers.

Note 17. Supplemental Disclosures for Consolidated Statements of Cash Flows

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

Interest paid on our outstanding debt obligations during the six months ended June 30, 2010 and 2009 was $52.5 million and $35.3 million, respectively. This includes $23.2 million of interest paid on our outstanding debt obligations for the six months ended June 30, 2010 from newly consolidated VIEs. Taxes recovered by us during the six months ended June 30, 2010 and 2009 were $132,000 and $408,000, respectively.

Note 18. Transactions with Related Parties

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

WRBC beneficially owned approximately 17.1% of our outstanding common stock and stock units as of July 23, 2010, and a member of our board of directors is an employee of WRBC.

In July 2008, CTOPI, a private equity fund that we manage, held its final closing completing its capital raise with $540 million total equity commitments. EGI-Private Equity II, L.L.C., an affiliate under common control of the chairman of our board of directors, owns a 3.7% limited partner interest in CTOPI. During the six months ended June 30, 2010, we recorded $2.1 million in fees from CTOPI, $86,000 of which were attributable to EGI Private Equity II, L.L.C. Affiliates of the chairman of our board of directors also own interests in Fund III, an investment management vehicle that we manage and in which we also have an ownership interest.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Effective December 1, 2009, John R. Klopp retired as our chief executive officer. In conjunction with his departure, Mr. Klopp was retained as a consultant to the company through November 2010, for which he will be paid $83,333 per month over the twelve-month term. We recognized 100% of this consulting fee in 2009 as a component of general and administrative expense.

Note 19. Segment Reporting

We operate in two reportable segments. We have an internal information system that produces performance and asset data for our two segments along service lines.

The Balance Sheet Investment segment includes all of our portfolio of interest earning assets and the financing thereof.

The Investment Management segment includes the investment management activities of our wholly-owned investment management subsidiary, CT Investment Management Co. LLC, or CTIMCO, and its subsidiaries, as well as our co-investments in investment management vehicles. CTIMCO is a taxable REIT subsidiary and serves as the investment manager of Capital Trust, Inc., all of our investment management vehicles and all of our CT CDOs, and serves as senior servicer and special servicer for certain of our investments and for third parties.

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the six months ended, and as of, June 30, 2010 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other investments:
Interest and related income	$79,398	$—	$—	$79,398
Less: Interest and related expenses	62,905	—	—	62,905
Income from loans and other investments, net	16,493	—	—	16,493

Other revenues:
Management fees from affiliates	—	4,385	(445)	3,940
Servicing fees	—	3,285	(548)	2,737
Other interest income	104	1	—	105
Total other revenues	104	7,671	(993)	6,782

Other expenses
General and administrative	3,365	6,321	(445)	9,241
Servicing fee expense	548	—	(548)	—
Depreciation and amortization	—	10	—	10
Total other expenses	3,913	6,331	(993)	9,251

Total other-than-temporary impairments of securities	(39,835)	—	—	(39,835)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	18,015	—	—	18,015
Net impairments recognized in earnings	(21,820)	—	—	(21,820)

Provision for loan losses	(54,227)	—	—	(54,227)
Gain on extinguishment of debt	463	—	—	463
Income from equity investments	—	1,302	—	1,302
(Loss) income before income taxes	(62,900)	2,642	—	(60,258)
Income tax provision	14	279	—	293
Net (loss) income	($62,914)	$2,363	$—	($60,551)

Total assets	$4,491,259	$13,830	($2,206)	$4,502,883

All revenues were generated from external sources within the United States. The Investment Management segment earned fees of $445,000 for management of the Balance Sheet Investment segment and $548,000 for serving as collateral manager of the four CT CDOs consolidated under our Balance Sheet Investment segment as well as special servicing activity for certain CT CDO assets for the six months ended June 30, 2010.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the six months ended, and as of, June 30, 2009 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other investments:
Interest and related income	$63,814	$—	$—	$63,814
Less: Interest and related expenses	41,512	—	—	41,512
Income from loans and other investments, net	22,302	—	—	22,302

Other revenues:
Management fees from affiliates	—	8,287	(2,478)	5,809
Servicing fees	—	1,589	(255)	1,334
Other interest income	134	15	(13)	136
Total other revenues	134	9,891	(2,746)	7,279

Other expenses
General and administrative	7,467	7,970	(2,478)	12,959
Servicing fee expense	255	—	(255)	—
Other interest expense	—	13	(13)	—
Depreciation and amortization	—	14	—	14
Total other expenses	7,722	7,997	(2,746)	12,973

Total other-than-temporary impairments of securities	(18,646)	—	—	(18,646)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	5,624	—	—	5,624
Impairment of goodwill	—	(2,235)	—	(2,235)
Impairment of real estate held-for-sale	(2,233)	—	—	(2,233)
Net impairments recognized in earnings	(15,255)	(2,235)	—	(17,490)

Provision for loan losses	(66,493)	—	—	(66,493)
Valuation allowance on loans held-for-sale	(10,363)	—	—	(10,363)
Loss from equity investments	—	(2,211)	—	(2,211)
Loss before income taxes	(77,397)	(2,552)	—	(79,949)
Income tax benefit	(408)	—	—	(408)
Net loss	($76,989)	($2,552)	$—	($79,541)

Total assets	$2,520,140	$11,543	($3,587)	$2,528,096

All revenues were generated from external sources within the United States. The Investment Management segment earned fees of $2.5 million for management of the Balance Sheet Investment segment and $255,000 for servicing as collateral manager on the four CT CDOs consolidated under our Balance Sheet Investment segment, and was charged $13,000 for inter-segment interest for the six months ended June 30, 2009.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the three months ended, and as of, June 30, 2010 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other investments:
Interest and related income	$39,428	$—	$—	$39,428
Less: Interest and related expenses	31,653	—	—	31,653
Income from loans and other investments, net	7,775	—	—	7,775

Other revenues:
Management fees from affiliates	—	885	39	924
Servicing fees	—	1,529	(303)	1,226
Other interest income	96	1	—	97
Total other revenues	96	2,415	(264)	2,247

Other expenses
General and administrative	1,508	2,957	39	4,504
Servicing fee expense	303	—	(303)	—
Depreciation and amortization	—	5	—	5
Total other expenses	1,811	2,962	(264)	4,509

Total other-than-temporary impairments of securities	(3,848)	—	—	(3,848)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	1,852	—	—	1,852
Net impairments recognized in earnings	(1,996)	—	—	(1,996)

Provision for loan losses	(2,010)	—	—	(2,010)
Gain on extinguishment of debt	463	—	—	463
Income from equity investments	—	932	—	932
Income before income taxes	2,517	385	—	2,902
Income tax provision	—	—	—	—
Net income	$2,517	$385	$—	$2,902

Total assets	$4,491,259	$13,830	($2,206)	$4,502,883

All revenues were generated from external sources within the United States. The Investment Management segment refunded fees of $39,000 related to its management of the Balance Sheet Investment segment and earned $303,000 for serving as collateral manager of the four CT CDOs consolidated under our Balance Sheet Investment segment as well as special servicing activity for certain CT CDO assets for the three months ended June 30, 2010.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the three months ended, and as of, June 30, 2009 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other investments:
Interest and related income	$30,575	$—	$—	$30,575
Less: Interest and related expenses	20,244	—	—	20,244
Income from loans and other investments, net	10,331	—	—	10,331

Other revenues:
Management fees from affiliates	—	3,902	(973)	2,929
Servicing fees	—	410	(255)	155
Other interest income	7	1	—	8
Total other revenues	7	4,313	(1,228)	3,092

Other expenses
General and administrative	1,662	3,814	(973)	4,503
Servicing fee expense	255	—	(255)	—
Depreciation and amortization	—	7	—	7
Total other expenses	1,917	3,821	(1,228)	4,510

Total other-than-temporary impairments of securities	(4,000)	—	—	(4,000)
Impairment of goodwill	—	(2,235)	—	(2,235)
Impairment of real estate held-for-sale	(899)	—	—	(899)
Net impairments recognized in earnings	(4,899)	(2,235)	—	(7,134)

Provision for loan losses	(7,730)	—	—	(7,730)
Loss from equity investments	—	(445)	—	(445)
Loss before income taxes	(4,208)	(2,188)	—	(6,396)
Income tax provision	—	—	—	—
Net loss	($4,208)	($2,188)	$—	($6,396)

Total assets	$2,520,140	$11,543	($3,587)	$2,528,096

All revenues were generated from external sources within the United States. The Investment Management segment earned fees of $973,000 for management of the Balance Sheet Investment segment and $255,000 for serving as collateral manager of the four CT CDOs consolidated under our Balance Sheet Investment segment for the three months ended June 30, 2009.

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

As of June 30, 2010, our consolidated balance sheet includes an aggregate $3.7 billion of assets and $3.8 billion of liabilities related to 11 consolidated VIEs. Due to the non-recourse nature of these VIEs, and other factors, our net exposure to loss from investments in these entities is limited to $39.6 million. See Note 11 to our consolidated financial statements for addition information on our investments in VIEs.

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

We believe that the accounting for loan participations sold as well as consolidation of VIEs, in particular the VIEs newly consolidated effective January 1, 2010, while in accordance with GAAP, has resulted in a presentation of gross assets and liabilities and provisions/impairments being recorded in excess of our economic exposure in such entities.

Introduction
Our business model is designed to produce a mix of net interest margin from our balance sheet investments and fee income plus co-investment income from our investment management operations. In managing our operations, we focus on originating investments, managing our portfolios and capitalizing our businesses.

Originations
We have historically allocated investment opportunities between our balance sheet and investment management vehicles based upon our assessment of risk and return profiles, the availability and cost of capital, and applicable regulatory restrictions associated with each opportunity. The restructuring of our recourse secured and unsecured debt obligations, as discussed in Note 8 to our consolidated financial statements, includes covenants that require us to effectively cease our balance sheet investment activities. Going forward, until these covenants are eliminated, we will not make new balance sheet investments, but will continue to carry out investment activities for our investment management vehicles, consistent with our previous strategies and investment mandates for each respective vehicle.

Notwithstanding the current capabilities of our investment management platform, we have maintained a defensive posture with respect to investment originations in light of the continued market volatility.

Index

The table below summarizes our total originations and the allocation of opportunities between our balance sheet and investment management business for the six months ended June 30, 2010 and for the year ended December 31, 2009.

Originations(1)
(in millions)	Six months ended June 30, 2010	Year ended December 31, 2009
Balance sheet	$―	$―
Investment management	54	138
Total originations	$54	$138

(1)	Includes total commitments, both funded and unfunded, net of any related purchase discounts.

Our balance sheet investments include various types of commercial mortgage backed securities and collateralized debt obligations, or Securities, and commercial real estate loans and related instruments, or Loans, certain of which are assets of consolidated VIEs. We collectively refer to these as Interest Earning Assets. The table below shows our Interest Earning Assets as of June 30, 2010 and December 31, 2009.

Interest Earning Assets
(in millions)	June 30, 2010		December 31, 2009
	Book Value	Yield(1)	Book Value	Yield(1)
Securities held-to-maturity	$18	7.57%	$17	7.89%
Loans receivable, net (2)	602	4.08	650	3.73
Loans held-for-sale, net	5	—	—	—
Subtotal / Weighted Average	$625	4.15%	$667	3.84%

Consolidated VIE Assets
Securities held-to-maturity	$571	6.90%	$698	6.58%
Loans receivable, net	3,125	2.37	391	3.58
Loans held-for-sale, net	—	—	18	—
Subtotal / Weighted Average	$3,696	3.07%	$1,107	5.41%

Total / Weighted Average	$4,321	3.23%	$1,774	4.82%

(1)	Yield on floating rate assets assumes LIBOR of 0.35% and 0.23% at June 30, 2010 and December 31, 2009, respectively.
(2)
Excludes loan participations sold with a net book value of $116.0 million and $116.7 million as of June 30, 2010 and December 31, 2009, respectively. These participations are net of $172.5 million of provisions for loan losses as of both June 30, 2010 and December 31, 2009.

In some cases our Loan originations are not fully funded at closing, creating an obligation for us to make future fundings, which we refer to as Unfunded Loan Commitments. Typically, Unfunded Loan Commitments are part of construction and transitional Loans. As of June 30, 2010, our two Unfunded Loan Commitments totaled $1.5 million, which will generally only be funded when and/or if the borrower meets certain performance hurdles with respect to the underlying collateral, or to reimburse costs associated with leasing activity.

In addition to our investments in Interest Earning Assets, we have two equity investments in unconsolidated subsidiaries as of June 30, 2010. These represent our equity co-investments in private equity funds that we manage, CT Mezzanine Partners III, Inc., or Fund III, and CT Opportunity Partners I, LP, or CTOPI.

The table below details the carrying value of those investments, as of June 30, 2010 and December 31, 2009.

Equity Investments
(in thousands)	June 30, 2010	December 31, 2009

Fund III	$125	$158
CTOPI	5,041	2,175
Capitalized costs/other	15	18
Total	$5,181	$2,351

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

Index

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

At June 30, 2010, there were significant differences between the estimated fair value and the book value of some of the Securities in our portfolio. We believe these differences to be related to the current market dislocation and a general negative bias against structured financial products and not reflective of a change in cash flow expectations from these securities. Accordingly, we have not recorded any additional other-than-temporary impairments against such Securities.

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

Portfolio Performance - Non-VIE Assets(1)
(in millions, except for number of investments)	June 30, 2010		December 31, 2009

Interest earning assets, excluding VIEs ($ / #)	$625	/ 41	$667	/ 44

Impaired Loans (2)
Performing loans ($ / #)	$64	/ 5	$53	/ 6
Non-performing loans ($ / #)	$40	/ 5	$5	/ 3
Total ($ / #)	$104	/ 10	$58	/ 9
Percentage of interest earning assets	16.6%		8.7%

Impaired Securities (2) ($ / #)	$3	/ 4	$3	/ 6
Percentage of interest earning assets	0.5%		0.4%

Watch List Assets (3)
Watch list loans ($ / #)	$233	/ 10	$259	/ 8
Watch list securities ($ / #)	$15	/ 3	$15	/ 3
Total ($ / #)	$248	/ 13	$274	/ 11
Percentage of interest earning assets	39.7%		41.1%

(1)	Portfolio statistics include Loans classified as held-for-sale, but exclude loan participations sold.
(2)	Amounts represent net book value after provisions for loan losses and other-than-temporary impairments of securities.
(3)	Watch List Assets exclude Loans against which we have recorded a provision for loan losses, and Securities which have been other-than-temporarily impaired.

Excluding Loans in our consolidated VIEs, three Loans with an outstanding balance of $81.3 million as of June 30, 2010, which did not qualify for extension pursuant to the corresponding loan agreements, were extended during the six months ended June 30, 2010.

Index

The table below details the overall credit profile of Interest Earning Assets held in consolidated VIEs, which includes: (i) Loans where we have foreclosed upon the underlying collateral and own an equity interest in real estate, (ii) Loans against which we have recorded a provision for loan losses, or reserves, (iii) Securities against which we have recorded an other-than-temporary impairment, and (iv) Loans and Securities that are categorized as Watch List, which are currently performing but pose a higher risk of non-performance and/or loss, that we actively monitor and manage to mitigate these risks.

Portfolio Performance - Consolidated VIE Assets(1)
(in millions, except for number of investments)	June 30, 2010		December 31, 2009

Interest earning assets of consolidated VIEs ($ / #)	$3,696	/ 158	$1,107	/ 91

Real estate owned ($ / #)	$12	/ 1	$―	/ ―
Percentage of interest earning assets	0.3%		―%

Impaired Loans (2)
Performing loans ($ / #)	$109	/ 6	$43	/ 6
Non-performing loans ($ / #)	$48	/ 7	$30	/ 5
Total ($ / #)	$157	/ 13	$73	/ 11
Percentage of interest earning assets	4.2%		6.6%

Impaired Securities (2) ($ / #)	$17	/ 9	$25	/ 5
Percentage of interest earning assets	0.5%		2.3%

Watch List Assets (3)
Watch list loans ($ / #)	$786	/ 19	$53	/ 2
Watch list securities ($ / #)	$85	/ 11	$150	/ 16
Total ($ / #)	$871	/ 30	$203	/ 18
Percentage of interest earning assets	23.6%		18.3%

(1)	Portfolio statistics include Loans classified as held-for-sale.
(2)	Amounts represent net book value after provisions for loan losses and other-than-temporary impairments of securities.
(3)	Watch List Assets exclude Loans against which we have recorded a provision for loan losses, and Securities which have been other-than-temporarily impaired.

The ratings performance of our Securities portfolio, including securities held by consolidated VIEs, over the six months ended June 30, 2010 and the year ended December 31, 2009 is detailed below:

Rating Activity(1)
	Six months ended June 30, 2010	Year ended December 31, 2009
Securities Upgraded	─	1
Securities Downgraded	15	21

(1)	Represents activity from any of Fitch Ratings, Standard & Poor’s and/or Moody’s Investors Service.

We continue to foresee trends in asset performance in 2010 that are likely to lead to further defaults and downgrades: borrowers faced with maturities continue to have a difficult time refinancing their properties in light of the volatility and lack of liquidity in the financial markets, and the continued weakness of real estate fundamentals as the impacts of a weak U.S. economy continue to filter into the commercial real estate sector, impacting cash flows. These trends may result in negotiated extensions or modifications of the terms of our investments or the exercise of foreclosure and other remedies; in any event, it is likely that we will continue to experience difficulty with respect to our investments and will likely incur material losses in our portfolio.

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

Critical features of our restructured debt obligations are described below; see also Note 8 to our consolidated financial statements for additional information.

•
Maturity dates of our repurchase agreements and senior credit facility have been extended to March 16, 2011 with an additional one-year extension option, exercisable by each lender in its sole discretion.

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

•
We eliminated the cash margin call provisions and amended the mark-to-market provisions that were in effect under the original terms of the repurchase facilities. Generally, if a repurchase lender determines that the ratio of their total outstanding facility balance to total collateral value exceeds 1.15x the ratio calculated as of the effective date of the amended agreements, we may be required to liquidate collateral and reduce the borrowings or post other collateral in an effort to bring the ratio back into compliance with the prescribed ratio.

•
We are prohibited from making new balance sheet investments except, subject to certain limitations, co-investments in our investment management vehicles or protective investments to defend existing collateral assets on our balance sheet.

•	We are prohibited from incurring any additional indebtedness except in limited circumstances.

•	We are prohibited from paying cash dividends to our common shareholders except to the minimum extent necessary to maintain our REIT status.

Index

The table below describes our Interest Bearing Liabilities as of June 30, 2010 and December 31, 2009:

Interest Bearing Liabilities(1) (2)
(in millions)	June 30, 2010	December 31, 2009

Recourse debt obligations
Secured credit facilities
Repurchase obligations	$429	$451
Senior credit facility	99	99
Subtotal	528	550

Unsecured credit facilities
Junior subordinated notes	144	144
Total recourse debt obligations	$672	$694

% Subject to valuation tests	63.8%	65.0%
Weighted average effective cost of recourse debt (3)	3.23%	3.11%

Non-recourse securitized debt obligations
CT Collateralized debt obligations	$1,043	$1,097
Other consolidated VIE's
GMACC 1997-C1	106	—
GSMS 2006-FL8A	140	—
JPMCC 2004-FL1A	61	—
JPMCC 2005-FL1A	99	—
MSC 2007-XLFA	758	—
MSC 2007-XLCA	537	—
CSFB 2006-HC1	1,056	—
Subtotal	2,757	N/A

Total non-recourse securitized debt obligations	$3,800	$1,097

Weighted average effective cost of non-recourse debt (4)	1.37%	1.93%

Total interest bearing liabilities	$4,472	$1,791

Shareholders' deficit	($294)	($169)
Ratio of interest bearing liabilities to shareholders' deficit	N/A	N/A

(1)	Excludes participations sold.
(2)	Amounts represent principal balances as of June 30, 2010 and December 31, 2009.
(3)
Floating rate debt obligations assume LIBOR of 0.35% and 0.23% at June 30, 2010 and December 31, 2009, respectively. Including the impact of interest rate hedges with an aggregate notional balance of $64.2 million as of June 30, 2010 and $64.4 million as of December 31, 2009, the effective all-in cost of our recourse debt obligations would be 3.70% and 3.58% per annum, respectively.

(4)
Floating rate debt obligations assume LIBOR of 0.35% and 0.23% at June 30, 2010 and December 31, 2009, respectively. Including the impact of interest rate hedges with an aggregate notional balance of $349.7 million as of June 30, 2010 and $352.8 million as of December 31, 2009, the effective all-in cost of our non-recourse debt obligations would be 1.80% and 3.44% per annum, respectively.

The table below summarizes our repurchase obligations as of June 30, 2010 and December 31, 2009, the terms of which are generally discussed above:

Repurchase Obligations
($ in millions)	June 30, 2010	December 31, 2009

Counterparties	3	3
Outstanding repurchase obligations	$429	$451
All-in cost	L + 1.64%	L + 1.66%

Our senior credit facility currently has a cash interest rate of LIBOR plus 3.00% per annum, and accrues additional interest equal to 7.20% per annum less the cash interest rate. Additional accrued interest is added to the outstanding facility balance on a quarterly basis.

The most subordinated component of our recourse debt obligations are our junior subordinated notes. These securities represent long-term, subordinated, unsecured financing and generally carry limited covenants. As of June 30, 2010, we had $143.8 million of junior subordinated notes outstanding with a book value of $130.1 million and a current coupon of 1.00% per annum. The interest rate on these notes will increase to 7.23% per annum for the period from April 30, 2012 through April 29, 2016 and then convert to a floating interest rate of three-month LIBOR plus 2.44% per annum through maturity on April 30, 2036.

Index

Non-recourse securitized debt obligations of our consolidated VIEs include our four CT CDOs as well as securities issued by other consolidated VIEs, which are not entities sponsored by us. These consolidated non-recourse securitized debt obligations are described below:

Non-Recourse Securitized Debt Obligations
(in millions)	June 30, 2010		December 31, 2009
	Book Value	All-in Cost(1)	Book Value	All-in Cost(1)

CT collateralized debt obligations
CT CDO I	$202	1.04%	$233	0.88%
CT CDO II	274	1.13	284	0.99
CT CDO III	251	5.15	254	5.15
CT CDO IV	317	1.09	327	0.97
Total CT CDOs	$1,044	2.07%	$1,098	1.92%

Other consolidated VIEs
GMACC 1997-C1	$106	7.11%	$—	N/A
GSMS 2006-FL8A	140	0.80	—	N/A
JPMCC 2004-FL1A	61	1.39	—	N/A
JPMCC 2005-FL1A	99	0.83	—	N/A
MSC 2007-XLFA	758	0.51	—	N/A
MSC 2007-XLCA	537	1.51	—	N/A
CSFB 2006-HC1	1,056	0.79	—	N/A
Total other consolidated VIE's	$2,757	1.11%	$—	N/A

Total non-recourse debt obligations	$3,801	1.37%	$1,098	1.92%

(1)	Includes amortization of premiums and issuance costs of CT CDOs. Floating rate debt obligations assume LIBOR of 0.35% and 0.23% at June 30, 2010 and December 31, 2009, respectively.

We did not issue any new shares of class A common stock during the year. Changes in the number of outstanding shares during the six months ended June 30, 2010 resulted from restricted stock grants, forfeitures and vesting, as well as stock unit grants.

The following table calculates our book value per share as of June 30, 2010 and December 31, 2009:

Shareholders' Equity
	June 30, 2010	December 31, 2009

Book value (in millions)	($294)	($169)
Shares:
Class A common stock	21,907,329	21,796,259
Restricted stock	58,512	79,023
Stock units	425,884	464,046
Warrants & Options(1)	—	—
Total	22,391,725	22,339,328
Book value per share	($13.11)	($7.57)

(1)	Dilutive shares issuable upon the exercise of outstanding warrants and options assuming a June 30, 2010 and December 31, 2009 stock price, respectively, and the treasury stock method.

As of June 30, 2010, there were 21,965,841 shares of our class A common stock and restricted common stock outstanding.

Other Balance Sheet Items
Participations sold represent interests in certain loans that we originated and subsequently sold to one of our investment management vehicles, CT Large Loan 2006, Inc., and third parties. We present these sold interests as both assets and liabilities on the basis that these arrangements do not qualify as sales under GAAP. As of June 30, 2010, we had five such participations sold with a total gross carrying value of $288.4 million. The income earned on the loans is recorded as interest income and an identical amount is recorded as interest expense on the consolidated statements of operations. Generally, participations sold are recorded as assets and liabilities in equal amounts on our consolidated balance sheet. During 2009, we recorded $172.5 million of provisions for loan losses against certain of our participations sold assets, resulting in a net book value of $116.0 million as of June 30, 2010. The associated liabilities have not been adjusted as of June 30, 2010, and will not be eliminated until the loans are contractually extinguished, at which time we will record a gain of $172.5 million.

Index

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

The table below details our interest rate exposure as of June 30, 2010 and December 31, 2009:

Interest Rate Exposure
(in millions)	June 30, 2010	December 31, 2009
Value exposure to interest rates(1)
Fixed rate assets	$944	$833
Fixed rate debt	(513)	(410)
Interest rate swaps	(414)	(417)
Net fixed rate exposure	$17	$6
Weighted average coupon (fixed rate assets)	7.18%	6.91%

Cash flow exposure to interest rates(1)
Floating rate assets	$3,905	$1,678
Floating rate debt less cash	(3,932)	(1,642)
Interest rate swaps	414	417
Net floating rate exposure	$387	$453
Weighted average coupon (floating rate assets) (2)	2.26%	3.29%

Net income impact from 100 bps change in LIBOR	$3.9	$4.5

(1)	All values are in terms of face or notional amounts, and include loans classified as held-for-sale.
(2)	Weighted average coupon assumes LIBOR of 0.35% and 0.23% at June 30, 2010 and December 31, 2009, respectively.

Index

Investment Management Overview
In addition to our balance sheet investment activities, we act as an investment manager for third parties and as special servicer for certain of our loan investments, as well as for third parties. The table below details investment management and special servicing fee revenue generated by our wholly-owned, taxable, investment management subsidiary, CT Investment Management Co., LLC, or CTIMCO, for the six months ended June 30, 2010 and 2009:

Investment Management Revenues
(in thousands)	June 30, 2010	June 30, 2009

Fees generated as:
Public company manager	$445	$2,478
Private equity manager	3,940	5,809
CDO collateral manager	485	255
Special servicer	2,800	1,334
Total fees	$7,670	$9,876

Eliminations (1)	(993)	(2,733)

Total fees, net	$6,677	$7,143

(1)	Fees received by CTIMCO from Capital Trust, Inc., or other consolidated subsidiaries, have been eliminated in consolidation.

We have developed our investment management business to leverage our platform, generate fee revenue from investing third party capital and, in certain instances, earn co-investment income. Our active investment management mandates are described below:

•
CT Opportunity Partners I, LP, or CTOPI, is currently investing capital. The fund held its final closing in July 2008 with $540 million in total equity commitments. Currently, $352 million of committed equity remains undrawn. We have a $25 million commitment to invest in the fund ($9 million currently funded, $16 million unfunded) and entities controlled by the chairman of our board have committed to invest $20 million. In May 2010 the fund’s investment period was extended to December 13, 2011. The fund targets opportunistic investments in commercial real estate, specifically high yield debt, equity and hybrid instruments, as well as non-performing and sub-performing loans and securities. Currently, we earn base management fees of 0.6% per annum of unfunded equity commitments and 1.3% per annum of invested capital through December 13, 2010. Subsequent to December 13, 2010, we will earn base management fees of 1.3% per annum of invested capital. In addition, we earn net incentive management fees of 17.7% of profits after a 9% preferred return and a 100% return of capital.

•
CT High Grade Partners II, LLC, or CT High Grade II, is currently investing capital. The fund closed in June 2008 with $667 million of commitments from two institutional investors. Currently, $343 million of committed equity remains undrawn. In May 2010, the fund’s investment period was extended to May 30, 2011. The fund targets senior debt opportunities in the commercial real estate sector and does not employ leverage. We earn a base management fee of 0.40% per annum on invested capital.

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

Index

The table below provides additional information regarding the five private equity funds and one separate account we managed as of June 30, 2010.

Investment Management Mandates, as of June 30, 2010
(in millions)							Incentive Management Fee
		Total	Total Capital	Co-		Base	Company	Employee
	Type	Investments(1)	Commitments	Investment %		Management Fee	%	%
Investing:
CT High Grade II	Fund	$324	$667	—		0.40% (Assets)	N/A	N/A
CTOPI	Fund	255	540	4.63%	(2)	(Assets/Equity)(3)	100%(4)	—%(5)

Liquidating:
CT High Grade	Sep. Acc.	344	350	—		0.25% (Assets)	N/A	N/A
CT Large Loan	Fund	201	325	—	(6)	0.75% (Assets)(7)	N/A	N/A
CTX Fund	Fund	8	10	—		(Assets)(8)	N/A	N/A
Fund III	Fund	36	425	4.71%		1.42% (Equity)	57%(9)	43%(5)

(1)	Represents total investments, on a cash basis, as of period-end.
(2)	We have committed to invest $25.0 million in CTOPI.
(3)
CTIMCO earns base management fees of 0.6% per annum of unfunded equity commitments and 1.3% per annum of invested capital through December 13, 2010. Subsequent to December 13, 2010 CTIMCO will earn base management fees of 1.3% per annum of invested capital.

(4)	CTIMCO earns net incentive management fees of 17.7% of profits after a 9% preferred return on capital and a 100% return of capital, subject to a catch-up.
(5)	Portions of the Fund III incentive management fees received by us have been allocated to our employees as long-term performance awards. We have not allocated any of the CTOPI incentive management fee to employees as of June 30, 2010.
(6)	We have co-invested on a pari passu, asset by asset basis with CT Large Loan.
(7)	Capped at 1.5% of equity.
(8)	CTIMCO serves as collateral manager of the CDOs in which the CTX Fund invests, and earns base management fees as CDO collateral manager. As of June 30, 2010, we managed one such $500 million CDO and earn base management fees of 0.10% based on the notional amount of assets in the CDO.
(9)	CTIMCO (62.5%) and our co-sponsor (37.5%) earn net incentive management fees of 18.9% of profits after a 10% preferred return on capital and a 100% return of capital, subject to a catch-up.

Index

Results of Operations

Comparison of Results of Operations: Three Months Ended June 30, 2010 vs. June 30, 2009
(in thousands, except per share data)
	2010	2009	$ / % Change	% Change
Income from loans and other investments:
Interest and related income	$39,428	$30,575	$8,853	29.0%
Less: Interest and related expenses	31,653	20,244	11,409	56.4%
Income from loans and other investments, net	7,775	10,331	(2,556)	(24.7%)

Other revenues:
Management fees from affiliates	924	2,929	(2,005)	(68.5%)
Servicing fees	1,226	155	1,071	691.0%
Other interest income	97	8	89	—%
Total other revenues	2,247	3,092	(845)	(27.3%)

Other expenses:
General and administrative	4,504	4,503	1	—%
Depreciation and amortization	5	7	(2)	(28.6%)
Total other expenses	4,509	4,510	(1)	—%

Total other-than-temporary impairments of securities	(3,848)	(4,000)	152	(3.8%)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	1,852	—	1,852	N/A
Impairment of goodwill	—	(2,235)	2,235	(100.0%)
Impairment of real estate held-for-sale	—	(899)	899	(100.0%)
Net impairments recognized in earnings	(1,996)	(7,134)	5,138	(72.0%)

Provision for loan losses	(2,010)	(7,730)	5,720	(74.0%)
Gain on extinguishment of debt	463	—	463	100.0%
Income (loss) from equity investments	932	(445)	1,377	N/A
Income (loss) before income taxes	2,902	(6,396)	9,298	N/A
Income tax provision	—	—	—	N/A
Net income (loss)	$2,902	($6,396)	$9,298	N/A

Net income (loss) per share - diluted	$0.13	($0.29)	$0.42	N/A

Dividend per share	$0.00	$0.00	$0.00	N/A

Average LIBOR	0.32%	0.37%	(0.05%)	(14.7%)

Income from loans and other investments, net

As discussed in Note 2 to our consolidated financial statements, recent accounting guidance has required us to consolidate additional entities beginning January 1, 2010. As a result, an increase in interest earning assets of $2.0 billion from June 30, 2009 to June 30, 2010 resulted in a material increase in interest income for the second quarter of 2010 compared to the second quarter of 2009. Similarly, an increase in interest bearing liabilities of $2.6 billion resulted in a material increase in interest expense for the second quarter of 2010 compared to the second quarter of 2009. In addition, an increase in non-performing loans and a decrease in average LIBOR contributed to a decrease in net interest income during the second quarter of 2010 compared to the second quarter of 2009.

Management fees from affiliates

Base management fees from our investment management business decreased $2.0 million, or 69%, during the second quarter of 2010 compared to the second quarter of 2009. The decrease was attributed primarily to a decrease of $2.1 million in fees from CTOPI due to an amendment to the management agreement with the fund, offset by increased fees at CT High Grade II due to additional investment activity.

Servicing fees

Servicing fees increased $1.1 million during the second quarter of 2010 compared to the second quarter of 2009. The increase in fees was primarily due to fees for modifications to loans for which we are named special servicer.

General and administrative expenses

General and administrative expenses include personnel costs, operating expenses, professional fees and, for the second quarter of 2010, $510,000 of expenses associated with newly consolidated VIEs, as described in Note 2 to our consolidated financial statements. Excluding expenses from newly consolidated VIEs, general and administrative expenses decreased 11% between the second quarter of 2010 and the second quarter of 2009 due to lower personnel costs (including stock-based compensation), and lower professional fees and other operating costs.

Index

Net impairments recognized in earnings

During the second quarter of 2010, we recorded a gross other-than-temporary impairment of $3.8 million on four of our Securities that had an adverse change in cash flow expectations. Of this amount, $1.9 million (the amount considered fair value adjustments in excess of credit impairment) was included in other comprehensive income, resulting in a net $2.0 million impairment (the amount considered credit impairment) included in earnings.

During the second quarter of 2009, we similarly recorded a gross other-than-temporary impairment of $4.0 million on one of our Securities, of which all $4.0 million was included in earnings. During the second quarter of 2009 we also recorded an other-than-temporary impairment of $899,000 on our Real Estate Held-for-Sale to reflect the property at fair value and a $2.2 million impairment of goodwill related to our June 2007 acquisition of a healthcare loan origination platform.

Provision for loan losses

During the second quarter of 2010 we recorded an aggregate $2.0 million provision for loan losses. This net provision included $19.0 million of provisions against four loans, offset by $17.0 million of recoveries of four loans that had previously been impaired. These recoveries include $7.0 million on two loans held by consolidated VIEs. During the second quarter of 2009, we recorded an aggregate $7.7 million provision for loan losses against four loans.

Gain on extinguishment of debt

During the second quarter of 2010, we recorded a $463,000 gain on the extinguishment of debt due to realized losses from collateral assets held by consolidated securitization trusts. We recorded no such gains in 2009.

Income (loss) from equity investments

The income from equity investments during the second quarter of 2010 resulted primarily from our $1.0 million share of income from CTOPI, primarily due to fair value adjustments on the underlying investments in the fund. The loss from equity investments during the second quarter of 2009 resulted primarily from our share of losses from CTOPI, also primarily due to fair value adjustments on the underlying investments.

Income tax provision

We did not record an income tax provision in the second quarter of 2010 or 2009.

Dividends

We did not pay any dividends in the second quarter of 2010 or 2009.

Index

Comparison of Results of Operations: Six Months Ended June 30, 2010 vs. June 30, 2009
(in thousands, except per share data)
	2010	2009	$ / % Change	% Change
Income from loans and other investments:
Interest and related income	$79,398	$63,814	$15,584	24.4%
Less: Interest and related expenses	62,905	41,512	21,393	51.5%
Income from loans and other investments, net	16,493	22,302	(5,809)	(26.0%)

Other revenues:
Management fees from affiliates	3,940	5,809	(1,869)	(32.2%)
Servicing fees	2,737	1,334	1,403	105.2%
Other interest income	105	136	(31)	(22.8%)
Total other revenues	6,782	7,279	(497)	(6.8%)

Other expenses:
General and administrative	9,241	12,959	(3,718)	(28.7%)
Depreciation and amortization	10	14	(4)	(28.6%)
Total other expenses	9,251	12,973	(3,722)	(28.7%)

Total other-than-temporary impairments of securities	(39,835)	(18,646)	(21,189)	113.6%
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	18,015	5,624	12,391	220.3%
Impairment of goodwill	—	(2,235)	2,235	(100.0%)
Impairment of real estate held-for-sale	—	(2,233)	2,233	(100.0%)
Net impairments recognized in earnings	(21,820)	(17,490)	(4,330)	24.8%

Provision for loan losses	(54,227)	(66,493)	12,266	(18.4%)
Valuation allowance on loans held-for-sale	—	(10,363)	10,363	(100.0%)
Gain on extinguishment of debt	463	—	463	100.0%
Income (loss) from equity investments	1,302	(2,211)	3,513	N/A
Loss before income taxes	(60,258)	(79,949)	19,691	(24.6%)
Income tax provision (benefit)	293	(408)	701	N/A
Net loss	($60,551)	($79,541)	$18,990	(23.9%)

Net loss per share - diluted	($2.71)	($3.56)	$0.85	(23.9%)

Dividend per share	$0.00	$0.00	$0.00	N/A

Average LIBOR	0.27%	0.42%	(0.15%)	(34.9%)

Income from loans and other investments, net

As discussed in Note 2 to our consolidated financial statements, recent accounting guidance has required us to consolidate additional entities beginning January 1, 2010. As a result, an increase in interest earning assets of $2.0 billion from June 30, 2009 to June 30, 2010 resulted in a material increase in interest income for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Similarly, an increase in interest bearing liabilities of $2.6 billion resulted in a material increase in interest expense for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. In addition, an increase in non-performing loans and a decrease in average LIBOR contributed to a decrease in net interest income during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Management fees from affiliates

Base management fees from our investment management business decreased $1.9 million, or 32%, during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease was attributed primarily to a decrease of $2.2 million in fees from CTOPI due to an amendment to the management agreement with the fund, offset by increased fees at CT High Grade II due to additional investment activity.

Servicing fees

Servicing fees increased $1.4 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Servicing fees in 2010 and 2009 were primarily fees for modifications to loans for which we are named special servicer.

Index

General and administrative expenses

General and administrative expenses include personnel costs, operating expenses and professional fees and, for the six months ended June 30, 2010, $975,000 of expenses associated with newly consolidated VIEs, as described in Note 2 to our consolidated financial statements. Excluding expenses from newly consolidated VIEs, general and administrative expenses decreased $4.7 million, or 36%, between the six months ended June 30, 2010 and the six months ended June 30, 2009. Personnel costs, including stock-based compensation, decreased $1.4 million relative to the six months ended June 30, 2009 and $3.0 million of costs associated with our March 2009 debt restructuring were included in general and administrative expenses for the six months ended June 30, 2009.

Net impairments recognized in earnings

During the six months ended June 30, 2010, we recorded a gross other-than-temporary impairment of $39.8 million on eight of our Securities that had an adverse change in cash flow expectations. Of this amount, $18.0 million (the amount considered fair value adjustments in excess of credit impairment) was included in other comprehensive income, resulting in a net $21.8 million impairment (the amount considered credit impairment) included in earnings.

During the six months ended June 30, 2009, we similarly recorded a gross other-than-temporary impairment of $18.6 million on seven of our Securities, of which $5.6 million was included in other comprehensive income, and $13.0 million was included in earnings. During the six months ended June 30, 2009, we also recorded an other-than-temporary impairment of $2.2 million on our Real Estate Held-for-Sale to reflect the property at fair value and a $2.2 million impairment of goodwill related to our June 2007 acquisition of a healthcare loan origination platform.

Provision for loan losses

During the six months ended June 30, 2010, we recorded $54.2 million of provisions for loan losses against 13 loans. During the six months ended June 30, 2009, we recorded an aggregate $66.5 million provision for loan losses against eleven loans.

Valuation allowance on loans held-for-sale

During the six months ended June 30, 2009, we recorded a $10.4 million valuation allowance against two loans that we classified as held-for-sale to reflect these assets at fair value. No such allowances were recorded during the six months ended June 30, 2010.

Gain on extinguishment of debt

During the second quarter of 2010, we recorded a $463,000 gain on the extinguishment of debt due to realized losses from collateral assets held by consolidated securitization trusts. We recorded no such gains in 2009.

Income (loss) from equity investments

The income from equity investments during the six months ended June 30, 2010 resulted primarily from our $1.3 million share of income from CTOPI, primarily due to fair value adjustments on the underlying investments in the fund. The loss from equity investments during the six months ended June 30, 2009 resulted primarily from our share of losses at both CTOPI and Fund III. The $2.0 million loss recorded in 2009 with respect to CTOPI was also primarily due to fair value adjustments on the underlying investments.

Income tax provision (benefit)

During the six months ended June 30, 2010, we recorded an income tax provision of $293,000 which was primarily due to GAAP-to-tax differences for stock-based compensation to our employees. During the six months ended June 30, 2009, we received $408,000 in tax refunds that we recorded as an offset to income tax expense.

Dividends

We did not pay any dividends in the six months ended June 30, 2010 or 2009.

Liquidity and Capital Resources
Our primary source of liquidity is our portfolio of interest earning assets, a significant portion of which serves as collateral for our secured debt obligations (primarily our repurchase facilities and CT CDOs). Correspondingly, our primary use of liquidity is the payment of interest and principal to our lenders.

Our liquidity and capital resources outlook was significantly impacted by the restructuring of our debt obligations during the first quarter of 2009. We agreed to pay each of our repurchase lenders additional principal amortization equal to 65% of the net interest margin and 100% of the principal proceeds from assets in their collateral pool, which amounts would otherwise have been free cash flow available to us. In addition, as described in Note 11 to our consolidated financial statements, covenant breaches in our CT CDOs have resulted in a redirection of cash flow to amortize senior note holders, which amounts would similarly have been available to us. In both cases, the additional principal amortization to our repurchase lenders and senior CT CDO notes are a function of cash received under each respective collateral pool, and are only required to the extent there is cash flow in excess of the interest expense otherwise due under each respective facility. Accordingly, these amortization and redirection provisions cannot result in a cash outflow to our repurchase lenders and CT CDOs, only a diminution of liquidity available to us.

Index

In addition to the required repayments to our repurchase lenders, we agreed to increase the cash coupon by 1.25% per annum and to make a minimum quarterly amortization payment of $1.3 million under our senior credit facility. See Note 8 to our consolidated financial statements for additional information on our restructured debt obligations.

Sources of liquidity as of June 30, 2010 include cash on deposit, the net cash flow generated by our interest earning assets described above, interest on unencumbered assets, and investment management fees from private equity funds, CDOs, and special servicing. Uses of liquidity other than those described above related to our secured debt obligations include interest on our senior credit facility and junior subordinated notes, operating expenses, Unfunded Loan Commitments, various commitments to our managed funds, and any dividends necessary to maintain our REIT status. We believe our current sources of capital, coupled with our expectations regarding potential asset dispositions and other transactions, will be adequate to meet our near term cash requirements.

Cash Flows

Our consolidated statement of cash flows for the six months ended June 30, 2010 includes the cash inflows and outflows of the newly consolidated VIEs described in Note 2 to our consolidated financial statements. While this does not impact our net cash flow, it does increase certain gross cash flow disclosures.

We experienced a net decrease in cash of $1.5 million for the six months ended June 30, 2010, compared to a net decrease of $25.8 million for the six months ended June 30, 2009.

Cash provided by operating activities during the six months ended June 30, 2010 was $20.2 million, compared to cash provided by operating activities of $18.2 million during the same period of 2009. The increase was primarily due to non-recurring restructuring costs of $3.0 million incurred in the first two quarters of 2009 offset by a decrease in our net interest margin.

During the six months ended June 30, 2010, cash provided by investing activities was $109.1 million, compared to $44.1 million provided by investing activities during the same period in 2009. The significant change was primarily due to (i) $17.5 million of proceeds collected from the disposition of our loans held-for-sale in the first six months of 2010, and (ii) an additional $40.4 million of asset principal repayments in the first six months of 2010 resulting from newly consolidated VIEs, as discussed above. Also contributing to the increase in cash provided by investing activities during the first six months of 2010 was a decrease of $6.8 million in add-on loan fundings.

During the six months ended June 30, 2010, cash used in financing activities was $130.8 million, compared to $88.1 million during the same period in 2009. During the six months ended June 30, 2010, the cash used in financing activities was primarily comprised of repayments of $106.4 million on our securitized debt obligations, $21.9 million on our repurchase obligations and $2.5 million on our senior credit facility. Of the $106.4 million in repayments on our securitized debt obligations, $51.8 million was on newly consolidated VIEs, and $54.6 million was on CT CDOs. During the six months ended June 30, 2009, cash used in financing activities was comprised of repayments under repurchase obligations of $83.0 million and repayment on our securitized debt obligations of $22.5 million offset by a decrease in restricted cash of $18.7 million.

Capitalization

Our authorized capital stock consists of 100,000,000 shares of $0.01 par value class A common stock, of which 21,965,841 shares were issued and outstanding as of June 30, 2010, and 100,000,000 shares of preferred stock, none of which were outstanding as of June 30, 2010.

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

Repurchase Obligations

As of June 30, 2010, we were party to three master repurchase agreements with three counterparties, with aggregate total outstanding borrowings of $428.8 million. The terms of these agreements are described in Note 8 to our consolidated financial statements.

Senior Credit Facility

As of June 30, 2010, we had $98.7 million outstanding under our senior credit facility at a cash cost of LIBOR plus 3.00% and an all-in cost of 7.20%. The terms of this agreement are described in Note 8 to our consolidated financial statements.

Index

Junior Subordinated Notes

As of June 30, 2010 we had $143.8 million of junior subordinated notes outstanding with a book value of $130.1 million and a current coupon of 1.00% per annum. The terms of these notes are described in Note 8 to our consolidated financial statements.

Non-Recourse Securitized Debt Obligations

As of June 30, 2010, we had non-recourse securitized debt obligations from consolidated VIEs with a total face value of $3.8 billion. The terms of these obligations are described in Note 11 to our consolidated financial statements.

The information concerning the terms of our repurchase agreements, our senior credit facility, our junior subordinated notes, and the non-recourse securitized debt obligations of consolidated VIEs, presented in Notes 8 and 11 to our consolidated financial statements, is incorporated herein by reference.

Contractual Obligations
The following table sets forth information about certain of our contractual obligations as of June 30, 2010:

Contractual Obligations(1)
(in millions)
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Parent company obligations

Recourse debt obligations
Repurchase obligations	$429	$429	$—	$—	$—
Senior credit facility	99	99	—	—	—
Junior subordinated notes	144	—	—	—	144
Total recourse debt obligations	672	528	—	—	144

Unfunded commitments
Loans	1	—	1	—	—
Equity investments(2)	16	—	16	—	—
Total unfunded commitments	17	—	17	—	—

Operating lease obligations	9	1	2	2	4

Total parent company obligations	698	529	19	2	148

Consolidated VIE obligations

Non-recourse securitized debt obligations
CT collateralized debt obligations	1,043	—	—	—	1,043
Other consolidated VIEs	2,757	—	—	—	2,757
Total non-recourse debt obligations	3,800	—	—	—	3,800

Total consolidated VIE obligations	3,800	—	—	—	3,800

Total contractual obligations	$4,498	$529	$19	$2	$3,948

(1)	We are also subject to interest rate swaps for which we cannot estimate future payments due.
(2)
CTOPI’s investment period expires in December 2011, at which point our obligation to fund capital calls will be limited. It is possible that our unfunded capital commitment will not be entirely called, and the timing and amount of such required contributions is not estimable. Our entire unfunded commitment is assumed to be funded by December 2011 for purposes of the above table.

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

Index

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
The principal objective of our asset and liability management activities is to maximize net interest income while minimizing levels of interest rate risk. Interest income and interest expense are subject to the risk of interest rate fluctuations. In certain instances, to mitigate the impact of fluctuations in interest rates, we use interest rate swaps to effectively convert floating rate liabilities to fixed rate liabilities for proper matching with fixed rate assets. Each derivative used as a hedge is matched with a liability with which it is expected to have a high correlation. The swap agreements are generally held-to-maturity and we do not use interest rate derivative financial instruments for trading purposes. The differential to be paid or received on these agreements is recognized as an adjustment to interest expense and is recognized on the accrual basis.

As of June 30, 2010, a 100 basis point change in LIBOR would impact our net income by approximately $3.9 million.

Credit Risk
Our loans and investments, including our fund investments, are also subject to credit risk. The ultimate performance and value of our loans and investments depends upon the owner’s ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our asset management team continuously reviews our investment portfolio and in certain instances is in constant contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.

Index

The following table provides information about our financial instruments that are sensitive to changes in interest rates as of June 30, 2010. For financial assets and debt obligations, the table presents face balance and weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and floating receive interest rates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.

Financial Assets and Liabilities Sensitive to Changes in Interest Rates as of June 30, 2010
(in thousands)

Non-VIE Assets:

	Securities	Loans Receivable	Loans Held-for-Sale	Total
Fixed rate assets	$34,518	$52,240	$16,130	$102,888
Interest rate(1)	8.24%	8.23%	8.55%	8.28%
Floating rate assets	$1,584	$1,029,830	$—	$1,031,414
Interest rate(1)	0.47%	3.54%	—	3.53%

Non-VIE Debt Obligations:

	Repurchase	Senior	Jr. Subordinated	Participations
	Obligations	Credit Facility	Notes	Sold	Total
Fixed rate debt	$—	$—	$143,753	$—	$143,753
Interest rate(1) (2)	—	—	1.00%	—	1.00%
Floating rate debt	$428,822	$98,665	$—	$288,555	$816,042
Interest rate(1) (2)	1.96%	3.35%	—	3.30%	2.60%

Non-VIE Derivative Financial Instruments:

Notional amounts	$64,228
Fixed pay rate(1)	5.16%
Floating receive rate(1)	0.35%

Assets of Consolidated VIEs:

	Securities	Loans Receivable	Total
Fixed rate assets	$603,535	$237,882	$841,417
Interest rate(1)	6.59%	8.22%	7.05%
Floating rate assets	$35,533	$3,126,402	$3,161,935
Interest rate(1)	2.02%	1.94%	1.94%

Securitized Non-Recourse Debt Obligations of Consolidated VIEs:

		Other
	CT CDOs	Consolidated VIEs	Total
Fixed rate debt	$263,119	$105,799	$368,918
Interest rate(1)	5.31%	7.11%	5.82%
Floating rate debt	$780,230	$2,651,098	$3,431,328
Interest rate(1)	0.86%	0.87%	0.87%

Derivative Financial Instruments of Consolidated VIEs:

Notional amounts	$349,682
Fixed pay rate(1)	4.96%
Floating receive rate(1)	0.35%

(1)	Represents weighted average rates where applicable. Floating rates are based on LIBOR of 0.35%, which is the rate as of June 30, 2010.
(2)
The coupon on our junior subordinated notes will remain at 1.00% per annum through April 29, 2012, increase to 7.23% per annum for the period from April 30, 2012 through April 29, 2016 and then convert to a floating interest rate of three-month LIBOR + 2.44% per annum through maturity in 2036.

Index

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

To reflect risks related to the listing of our class A common stock on the New York Stock Exchange ("NYSE"), we added the risk factor entitled:

"Our shares of class A common stock may be delisted from the NYSE if the price per share trades below $1.00 for an extended period of time, which could negatively affect our business, our financial condition, our results of operations and our ability to service our debt obligations."

Other than with respect to the risk related to the listing of our class A common stock on the NYSE, we do not believe the updates to the risk factors have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3:	Defaults Upon Senior Securities
None.

ITEM 4:	(Removed and Reserved)
None.

ITEM 5:	Other Information
None.

Index

ITEM 6:	Exhibits

	3.1a	Charter of the Capital Trust, Inc. (filed as Exhibit 3.1.a to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on April 2, 2003 and incorporated herein by reference).
	3.1b	Certificate of Notice (filed as Exhibit 3.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on February 27, 2007 and incorporated herein by reference).
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

_______________________
•	Filed herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL TRUST, INC.

July 27, 2010	By:	/s/ Stephen D. Plavin
Date		Stephen D. Plavin
Chief Executive Officer (Principal executive officer)

July 27, 2010		/s/ Geoffrey G. Jervis
Date		Geoffrey G. Jervis
Chief Financial Officer (Principal financial officer and Principal accounting officer)