Form 10-Q
period 2010-09-30
CAPITAL TRUST INC
filed 2010-10-26
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of outstanding shares of the registrant's class A common stock, par value $0.01 per share, as of October 22, 2010 was 21,962,663.

CAPITAL TRUST, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Capital Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2010 and December 31, 2009
(in thousands, except per share data)

	September 30,	December 31,
Assets	2010	2009
	(unaudited)

Cash and cash equivalents	$24,149	$27,954
Securities held-to-maturity	3,345	17,332
Loans receivable, net	610,633	766,745
Loans held-for-sale, net	59,953	—
Equity investments in unconsolidated subsidiaries	7,597	2,351
Accrued interest receivable	2,600	3,274
Deferred income taxes	1,155	2,032
Prepaid expenses and other assets	5,976	8,391
Subtotal	715,408	828,079

Assets of Consolidated Variable Interest Entities ("VIEs")
Securities held-to-maturity	531,349	697,864
Loans receivable, net	2,962,597	391,499
Loans held-for-sale, net	—	17,548
Real estate held-for-sale	8,055	—
Accrued interest receivable and other assets	18,442	1,645
Subtotal	3,520,443	1,108,556

Total assets	$4,235,851	$1,936,635

Liabilities & Shareholders' Deficit

Liabilities:
Accounts payable and accrued expenses	$7,325	$8,228
Repurchase obligations	407,921	450,137
Senior credit facility	98,393	99,188
Junior subordinated notes	131,145	128,077
Participations sold	288,127	289,144
Interest rate hedge liabilities	5,900	4,184
Subtotal	938,811	978,958

Non-Recourse Liabilities of Consolidated VIEs
Accounts payable and accrued expenses	4,588	1,798
Securitized debt obligations	3,683,774	1,098,280
Interest rate hedge liabilities	35,329	26,766
Subtotal	3,723,691	1,126,844

Total liabilities	4,662,502	2,105,802

Shareholders' deficit:
Class A common stock, $0.01 par value, 100,000 shares authorized, 21,912 and 21,796 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively ("class A common stock")	219	218
Restricted class A common stock, $0.01 par value, 51 and 79 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively ("restricted class A common stock" and together with class A common stock, "common stock")	1	1
Additional paid-in capital	559,339	559,145
Accumulated other comprehensive loss	(55,940)	(39,135)
Accumulated deficit	(930,270)	(689,396)
Total shareholders' deficit	(426,651)	(169,167)

Total liabilities and shareholders' deficit	$4,235,851	$1,936,635

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2010 and 2009
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income from loans and other investments:
Interest and related income	$40,125	$29,527	$119,523	$93,341
Less: Interest and related expenses	31,557	19,604	94,462	61,116
Income from loans and other investments, net	8,568	9,923	25,061	32,225

Other revenues:
Management fees from affiliates	2,050	2,959	5,990	8,768
Incentive management fees from affiliates	733	—	733	—
Servicing fees	84	168	2,821	1,502
Other interest income	155	16	260	153
Total other revenues	3,022	3,143	9,804	10,423

Other expenses:
General and administrative	5,143	5,492	14,383	18,450
Depreciation and amortization	5	51	15	65
Total other expenses	5,148	5,543	14,398	18,515

Total other-than-temporary impairments of securities	(29,963)	(77,883)	(69,798)	(96,529)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	(5,921)	11,987	12,094	17,612
Impairment of goodwill	—	—	—	(2,235)
Impairment of real estate held-for-sale	(4,000)	—	(4,000)	(2,233)
Net impairments recognized in earnings	(39,884)	(65,896)	(61,704)	(83,385)

Provision for loan losses	(95,916)	(47,222)	(150,143)	(113,716)
Valuation allowance on loans held-for-sale	(6,036)	—	(6,036)	(10,363)
Gain on extinguishment of debt	185	—	648	—
Income (loss) from equity investments	1,056	(862)	2,358	(3,074)
Loss before income taxes	(134,153)	(106,457)	(194,410)	(186,405)
Income tax provision (benefit)	556	—	849	(408)
Net loss	$(134,709)	$(106,457)	$(195,259)	$(185,997)

Per share information:
Net loss per share of common stock:
Basic	$(6.02)	$(4.75)	$(8.73)	$(8.32)
Diluted	$(6.02)	$(4.75)	$(8.73)	$(8.32)

Weighted average shares of common stock outstanding:
Basic	22,389,901	22,426,623	22,356,857	22,361,541
Diluted	22,389,901	22,426,623	22,356,857	22,361,541

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (Deficit)
For the Nine Months Ended September 30, 2010 and 2009
(in thousands)
(unaudited)

	Comprehensive Loss	Class A Common Stock	Restricted Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2009		$217	$3	$557,435	$(41,009)	$(115,202)	$401,444

Net loss	$(185,997)	—	—	—	—	(185,997)	(185,997)

Cumulative effect of change in accounting principle	—	—	—	—	(2,243)	2,243	—
Unrealized gain (loss) on derivative financial instruments	13,465	—	—	—	13,465	—	13,465
Amortization of net unrealized gains and losses on securities	(675)	—	—	—	(675)	—	(675)
Amortization of net deferred gains and losses on settlement of swaps	(70)	—	—	—	(70)	—	(70)
Other-than-temporary impairments of securities related to fair value adjustments in excess of expected credit losses, net of amortization	(17,346)	—	—	—	(17,346)	—	(17,346)
Issuance of warrants in conjunction with debt restructuring	—	—	—	940	—	—	940
Restricted class A common stock earned	—	1	—	1,091	—	—	1,092
Deferred directors' compensation	—	—	—	393	—	—	393

Balance at September 30, 2009	$(190,623)	$218	$3	$559,859	$(47,878)	$(298,956)	$213,246

Balance at January 1, 2010		$218	$1	$559,145	$(39,135)	$(689,396)	$(169,167)

Net loss	$(195,259)	—	—	—	—	(195,259)	(195,259)

Cumulative effect of change in accounting principle	—	—	—	—	3,800	(45,615)	(41,815)
Unrealized gain (loss) on derivative financial instruments	(10,281)	—	—	—	(10,281)	—	(10,281)
Amortization of net unrealized gains and losses on securities	(754)	—	—	—	(754)	—	(754)
Amortization of net deferred gains and losses on settlement of swaps	(74)	—	—	—	(74)	—	(74)
Other-than-temporary impairments of securities related to fair value adjustments in excess of expected credit losses, net of amortization	(9,496)	—	—	—	(9,496)	—	(9,496)
Restricted class A common stock earned	—	1	—	44	—	—	45
Deferred directors' compensation	—	—	—	150	—	—	150

Balance at September 30, 2010	$(215,864)	$219	$1	$559,339	$(55,940)	$(930,270)	$(426,651)

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(in thousands)
(unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(195,259)	$(185,997)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Net impairments recognized in earnings	61,704	83,385
Provision for loan losses	150,143	113,716
Valuation allowance on loans held-for-sale	6,036	10,363
Gain on extinguishment of debt	(648)	—
(Income) loss from equity investments	(2,358)	3,074
Employee stock-based compensation	107	1,102
Depreciation and amortization	15	65
Amortization of premiums/discounts on loans and securities and deferred interest on loans	(2,581)	(4,966)
Amortization of deferred gains and losses on settlement of swaps	(74)	(70)
Amortization of deferred financing costs and premiums/discounts on
debt obligations	5,596	5,166
Deferred interest on senior credit facility	2,954	1,943
Deferred directors' compensation	150	393
Changes in assets and liabilities, net:
Accrued interest receivable	351	1,439
Deferred income taxes	877	—
Prepaid expenses and other assets	1,163	2,220
Accounts payable and accrued expenses	56	(1,747)
Net cash provided by operating activities	28,232	30,086

Cash flows from investing activities:
Principal collections of securities	35,806	11,342
Add-on fundings under existing loan commitments	(1,562)	(7,698)
Principal collections of loans receivable	183,761	56,188
Proceeds from operation/disposition of real estate held-for-sale	—	7,665
Proceeds from disposition of loans	23,548	—
Contributions to unconsolidated subsidiaries	(2,917)	(2,315)
Distributions from unconsolidated subsidiaries	29	—
Net cash provided by investing activities	238,665	65,182

Cash flows from financing activities:
Decrease in restricted cash	—	18,666
Repayments under repurchase obligations	(42,568)	(93,709)
Repayments under senior credit facility	(3,750)	(2,500)
Repayment of securitized debt obligations	(224,384)	(31,636)
Repayment of participations sold	—	(2,889)
Payment of deferred financing costs	—	(7)
Net cash used in financing activities	(270,702)	(112,075)

Net decrease in cash and cash equivalents	(3,805)	(16,807)
Cash and cash equivalents at beginning of period	27,954	45,382
Cash and cash equivalents at end of period	$24,149	$28,575

See accompanying notes to consolidated financial statements.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1. Organization

References herein to “we,” “us” or “our” refer to Capital Trust, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.

We are a fully integrated, self-managed, real estate finance and investment management company that specializes in credit sensitive financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. From the inception of our finance business in 1997 through September 30, 2010, we have completed over $11.4 billion of investments in the commercial real estate debt arena. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes. We are traded on the New York Stock Exchange under the symbol “CT”, and are headquartered in New York City.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related management’s discussion and analysis of financial condition and results of operations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In our opinion, all material adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation, in accordance with GAAP, have been included. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2010.

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

As of September 30, 2010, our consolidated balance sheet includes an aggregate $3.5 billion of assets and $3.7 billion of liabilities related to 11 consolidated VIEs. Due to the non-recourse nature of these VIEs, and other factors, our net exposure to loss from investments in these entities is limited to $34.3 million. See Note 11 for additional information on our investments in VIEs.

Balance Sheet Presentation
As a result of the recent accounting pronouncements discussed below, we have adjusted the presentation of our consolidated balance sheet, in accordance with GAAP, to separately categorize (i) our assets and liabilities, and (ii) the assets and liabilities of consolidated VIEs. Assets of consolidated VIEs can generally only be used to satisfy the obligations of those VIEs, and the liabilities of consolidated VIEs are non-recourse to us. We have aggregated all the assets and liabilities of our consolidated VIEs due to our determination that these entities are substantively similar and therefore a further disaggregated presentation would not be more meaningful. Similarly, the notes to our consolidated financial statements separately describe our assets and liabilities and those of consolidated VIEs.

Equity Investments in Unconsolidated Subsidiaries
Our co-investment interest in the private equity funds we manage are accounted for using the equity method. These entities’ assets and liabilities are not consolidated into our financial statements due to our determination that (i) these entities are not VIEs, and (ii) the investors have sufficient rights to preclude consolidation by us. As such, we report our allocable percentage of the earnings or losses of these entities on a single line item in our consolidated statements of operations as income (loss) from equity investments.

One such fund, CT Opportunity Partners I, LP, or CTOPI, maintains its financial records at fair value in accordance with GAAP. We have applied such accounting relative to our investment in CTOPI, and include any adjustments to fair value recorded at the fund level in determining the income (loss) we record on our equity investment in CTOPI.

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

Interest income from our securities is recognized using a level yield with any purchase premium or discount accreted through income over the life of the security. This yield is calculated using cash flows expected to be collected which are based on a number of assumptions on the underlying loans. Examples include, among other things, the rate and timing of principal payments, including prepayments, repurchases, defaults and liquidations, the pass-through or coupon rate and interest rates. Additional factors that may affect reported interest income on our securities include interest payment shortfalls due to delinquencies on the underlying mortgage loans and the timing and magnitude of expected credit losses on the mortgage loans underlying the securities. These are impacted by, among other things, the general condition of the real estate market, including competition for tenants and their related credit quality, and changes in market rental rates. These uncertainties and contingencies are difficult to predict and are subject to future events that may alter the assumptions.

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

Cash and Cash Equivalents
We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. We place our cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. As of, and for the periods ended, September 30, 2010 and December 31, 2009, we had bank balances in excess of federally insured amounts. We have not experienced any losses on our demand deposits, commercial paper or money market investments.

Securities
We classify our securities as held-to-maturity, available-for-sale, or trading on the date of acquisition of the investment. On August 4, 2005, we decided to change the accounting classification of certain of our securities from available-for-sale to held-to-maturity. Held-to-maturity investments are stated at cost adjusted for the amortization of any premiums or discounts, which are amortized through our consolidated statements of operations using the effective interest method described above. Other than in the instance of an other-than-temporary impairment (as discussed below), these held-to-maturity investments are shown in our consolidated financial statements at their adjusted values pursuant to the methodology described above.

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

In addition, for certain pools of smaller loans which have similar credit characteristics, primarily loans with an outstanding principal balance of $10.0 million or less in our other consolidated VIEs, we have recorded a general provision for loan losses in lieu of the asset-specific provisions we record on all other loans. This general provision is based on macroeconomic data with respect to historic loan losses, vintage, property type, and other factors deemed relevant for such loan pools. These loans do not undergo the same level of asset management as our larger, direct investments.

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

Subsequent to our origination of these investments, revisions to GAAP presume that an initial transfer of a financial asset and a repurchase financing shall be evaluated as a linked transaction and not evaluated separately. If the transaction does not meet the requirements for sale accounting, it shall generally be accounted for as a forward contract, as opposed to the current presentation, where the purchased asset and the repurchase liability are reflected separately on the balance sheet. This revised guidance was effective on a prospective basis, as of January 1, 2009, with earlier application prohibited. Accordingly, new transactions entered into subsequently, which are subject to the revised guidance, may be presented differently on our consolidated financial statements. No such transactions have occurred since January 1, 2009.

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

Income Taxes
Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income. Management believes that we operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, we do not expect to pay substantial corporate level taxes other than taxes payable by our taxable REIT subsidiaries. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we may be subject to federal, state and local income tax on current and past income, and penalties.

Accounting for Stock-Based Compensation
Stock-based compensation expense is recognized in net income using a fair value measurement method, which we determine with the assistance of a third-party appraisal firm. Compensation expense for the time vesting of stock-based compensation grants is recognized on the accelerated attribution method and compensation expense for performance vesting of stock-based compensation grants is recognized on a straight line basis.

The fair value of the performance vesting restricted common stock is measured on the grant date using a Monte Carlo simulation to estimate the probability of the market vesting conditions being satisfied. The Monte Carlo simulation is run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, and is then discounted to the grant date at a risk-free interest rate. The average of the values over all simulations is the expected value of the restricted common stock on the grant date. The valuation is performed in a risk-neutral framework, so no assumption is made with respect to an equity risk premium. Significant assumptions used in the valuation include an expected term and stock price volatility, an estimated risk-free interest rate and an estimated dividend growth rate.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us.

Comprehensive Income (Loss)
Total comprehensive loss was ($215.9) million and ($190.6) million, for the nine months ended September 30, 2010 and 2009, respectively. The primary components of comprehensive loss other than net income (loss) are the unrealized gains and losses on derivative financial instruments and the component of other-than-temporary impairments of securities related to the Valuation Adjustment.

There was a one-time $3.8 million adjustment to accumulated other comprehensive loss upon our adoption of new accounting guidance effective January 1, 2010. See below in this Note 2 the discussion under “Recent Accounting Pronouncements” for additional information. See also Note 12 for additional discussion of accumulated other comprehensive loss.

Earnings per Share of Common Stock
Basic earnings per share, or EPS, is computed based on the net earnings allocable to common stock and stock units, divided by the weighted average number of shares of common stock and stock units outstanding during the period. Diluted EPS is based on the net earnings allocable to common stock and stock units, divided by the weighted average number of shares of common stock, stock units and potentially dilutive common stock options and warrants. See also Note 12 for additional discussion of earnings per share.

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

Reclassifications
Certain reclassifications have been made in the presentation of the prior period consolidated financial statements to conform to the September 30, 2010 presentation. Primarily, certain assets and liabilities of consolidated VIEs have been presented separately on our consolidated balance sheet. See above in this Note 2 the discussion under “Balance Sheet Presentation” for additional information.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Segment Reporting
We operate in two reportable segments. We have an internal information system that produces performance and asset data for the two segments along service lines.

The Balance Sheet Investment segment includes our entire portfolio of interest earning assets and the financing thereof.

The Investment Management segment includes the investment management activities of our wholly-owned investment management subsidiary, CT Investment Management Co., LLC, or CTIMCO, and its subsidiaries, as well as our co-investments in investment management vehicles. CTIMCO is a taxable REIT subsidiary and serves as the investment manager of Capital Trust, Inc., all of our investment management vehicles and all of our CT CDOs, and serves as senior servicer and special servicer for certain of our investments and for third parties.

Goodwill
Goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses acquired. Goodwill is reviewed, at least annually, to determine if there is an impairment at a reporting unit level, or more frequently if an indication of impairment exists. During the second quarter of 2009, we completely impaired goodwill, and therefore do not have any recorded goodwill as of September 30, 2010.

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

Upon consolidation of these seven VIEs, we recorded a one-time adjustment to shareholders’ equity of ($41.8) million on January 1, 2010. This reduction in equity is due to the difference between the aggregate pre-consolidation carrying value of our investment in these VIEs (which were accounted for as securities) and the aggregate net assets, or equity, of those VIEs upon consolidation. This difference was primarily caused by asset impairments recorded at the VIEs which are in excess of our investment amount. Due to the fact that the liabilities of these VIEs are entirely non-recourse to us, this excess charge to equity, as well as similar charges on VIEs previously consolidated, will eventually be reversed when our interests in the VIEs are repaid, sold, or the VIEs are otherwise deconsolidated in the future.

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

In July 2010, the FASB issued Accounting Standards Update 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” or ASU 2010-20. ASU 2010-20 primarily requires additional disaggregated disclosures of (i) credit risks associated with financing receivables, and (ii) impaired financing receivables and the related allowance for credit losses. ASU 2010-20 is generally effective for the first interim or annual period ending after December 15, 2010; however certain disclosures are not required until the first interim or annual period beginning after December 15, 2010. The adoption of ASU 2010-20 will require us to include additional disclosures in the notes to our consolidated financial statements.

Note 3. Securities Held-to-Maturity

As described in Note 2, our consolidated balance sheets separately state our assets and liabilities and certain assets and liabilities of consolidated VIEs. The following disclosures relate only to our securities portfolio we own directly.

See also Note 11 for comparable disclosures regarding securities that are held in consolidated VIEs, as separately stated on our consolidated balance sheets.

Our securities portfolio consists of commercial mortgage-backed securities, or CMBS, collateralized debt obligations, or CDOs, and other securities. Activity relating to our securities portfolio for the nine months ended September 30, 2010 was as follows (in thousands):

	CMBS	CDOs & Other	Total Book Value (1)

December 31, 2009	$2,081	$15,251	$17,332

Principal paydowns	(127)	—	(127)
Discount/premium amortization & other (2)	193	590	783
Other-than-temporary impairments:
Recognized in earnings	(586)	(17,211)	(17,797)
Recognized in accumulated other comprehensive income	586	2,568	3,154

September 30, 2010	$2,147	$1,198	$3,345

(1)
Includes securities with a total face value of $36.1 million and $105.2 million as of September 30, 2010 and December 31, 2009, respectively. Securities with an aggregate face value of $69.0 million, which had a net carrying value of zero as of December 31, 2009, have been eliminated in consolidation beginning January 1, 2010 as discussed in Note 2.

(2)	Includes mark-to-market adjustments on securities previously classified as available-for-sale, amortization of other-than-temporary impairments, and losses, if any.

As detailed in Note 2, on August 4, 2005, we changed the accounting classification of our then portfolio of securities from available-for-sale to held-to-maturity. While we typically account for the securities in our portfolio on a held-to-maturity basis, under certain circumstances we will account for securities on an available-for-sale basis. As of both September 30, 2010 and December 31, 2009, we had no securities classified as available-for-sale.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table allocates our securities’ book value as of September 30, 2010 between their amortized cost basis, amounts related to mark-to-market adjustments on securities previously classified as available-for-sale, and the portion of other-than-temporary impairments not related to expected credit losses (in thousands):

	CMBS	CDOs & Other	Total Securities

Amortized cost basis	$5,541	$1,198	$6,739
Mark-to-market adjustments on securities previously classified as available-for-sale	(549)	—	(549)
Other-than-temporary impairments recognized in accumulated other comprehensive income	(2,845)	—	(2,845)

Total book value	$2,147	$1,198	$3,345

The following table details overall statistics for our securities portfolio as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Number of securities	7	9
Number of issues	5	6
Rating (1) (2)	CCC	B-
Fixed / Floating (in millions) (3)	$2 / $1	$16 / $1
Coupon (1) (4)	6.81%	9.82%
Yield (1) (4)	8.58%	7.89%
Life (years) (1) (5)	2.0	2.8

(1)	Represents a weighted average as of September 30, 2010 and December 31, 2009, respectively.
(2)
Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security and exclude unrated equity investments in CDOs with a net book value of $1.2 million as of both September 30, 2010 and December 31, 2009.

(3)	Represents the aggregate net book value of our portfolio allocated between fixed rate and floating rate securities.
(4)
Coupon is based on the securities’ contractual interest rates, while yield is based on expected cash flows for each security, and considers discounts/premiums and asset non-performance. Calculations for floating rate securities are based on LIBOR of 0.26% and 0.23% as of September 30, 2010 and December 31, 2009, respectively.

(5)	Weighted average life is based on the timing and amount of future expected principal payments through the expected repayment date of each respective investment.

The table below details the ratings and vintage distribution of our securities as of September 30, 2010 and December 31, 2009 (in thousands):

	Rating as of September 30, 2010			Rating as of December 31, 2009
Vintage	B	CCC and Below	Total	B	CCC and Below	Total
2003	$—	$1,197	$1,197	$13,488	$1,162	$14,650
2002	—	—	—	—	602	602
2000	—	866	866	—	879	879
1997	226	—	226	246	—	246
1996	—	1,056	1,056	—	955	955
Total	$226	$3,119	$3,345	$13,734	$3,598	$17,332

Other-than-temporary impairments

Quarterly, we reevaluate our securities portfolio to determine if there has been an other-than-temporary impairment based upon expected future cash flows from each securities investment. As a result of this evaluation, under the accounting guidance discussed in Note 2, during the nine months ended September 30, 2010, we recorded a gross other-than-temporary impairment of $14.6 million. In addition, we determined that $3.2 million of impairments previously recorded in other comprehensive income should be recognized as credit losses due to a decrease in cash flow expectations for two of our securities with an aggregate net book value of $1.1 million.

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

The following table summarizes activity related to the other-than-temporary impairments of our securities during the nine months ended September 30, 2010 (in thousands):

	Gross Other-Than-Temporary Impairments	Credit Related Other-Than-Temporary Impairments	Non-Credit Related Other-Than-Temporary Impairments

December 31, 2009	$85,838	$79,210	$6,628

Impact of change in accounting principle (1)	(68,989)	(68,989)	—
Additions due to change in expected cash flows	14,643	17,797	(3,154)
Amortization of other-than-temporary impairments	(831)	(202)	(629)

September 30, 2010	$30,661	$27,816	$2,845

(1)
Due to the consolidation of additional VIEs, as discussed in Note 2, other-than-temporary impairments which were previously recorded on our investment in these entities have been eliminated in consolidation beginning January 1, 2010.

Unrealized losses and fair value of securities

Certain of our securities are carried at values in excess of their fair values. This difference can be caused by, among other things, changes in credit spreads and interest rates. The following table shows the gross unrealized losses and fair value of our securities for which the fair value is lower than our book value as of September 30, 2010 and that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		Greater Than 12 Months		Total

	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Book Value (1)

Floating Rate	$—	$—	$0.2	($1.0)	$0.2	($1.0)	$1.2

Fixed Rate	—	—	—	—	—	—	—

Total	$—	$—	$0.2	($1.0)	$0.2	($1.0)	$1.2

(1)
Excludes, as of September 30, 2010, $2.1 million of securities which were carried at or below fair value and securities against which an other-than-temporary impairment equal to the entire book value was recognized in earnings.

As of September 30, 2010, one of our securities with an aggregate carrying value of $1.2 million was carried at a balance in excess of its fair value. Fair value for this security was $158,000 as of September 30, 2010. In total, as of September 30, 2010, we had seven investments in securities with an aggregate book value of $3.3 million that have an estimated fair value of $4.6 million, including three investments in CMBS with an estimated fair value of $4.4 million and four investments in CDOs and other securities with an estimated fair value of $158,000. These valuations do not include the value of interest rate swaps entered into in conjunction with the purchase/financing of these investments, if any.

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

As of December 31, 2009, three securities with an aggregate carrying value of $14.6 million were carried at values in excess of their fair values. Fair value for these securities was $4.0 million as of December 31, 2009. In total, as of December 31, 2009, we had nine investments in securities with an aggregate book value of $17.3 million that have an estimated fair value of $8.5 million, including three investments in CMBS with an estimated fair value of $3.9 million and six investments in CDOs and other securities with an estimated fair value of $4.7 million. These valuations do not include the value of interest rate swaps entered into in conjunction with the purchase/financing of these investments, if any.

We determine fair values using third party dealer assessments of value, supplemented in limited cases with our own internal financial model-based estimations of fair value. We regularly examine our securities portfolio and have determined that, despite the differences between carrying value and fair value discussed above, our expectations of future cash flows have only changed adversely for six of our securities, against which we have recognized other-than-temporary-impairments.

Our estimation of cash flows expected to be generated by our securities portfolio is based upon an internal review of the underlying loans securing our investments both on an absolute basis and compared to our initial underwriting for each investment. Our efforts are supplemented by third party research reports, third party market assessments and our dialogue with market participants. As of September 30, 2010, we do not intend to sell our securities, nor do we believe it is more likely than not that we will be required to sell our securities before recovery of their amortized cost bases, which may be at maturity. This, combined with our assessment of cash flows, is the basis for our conclusion that these investments are not impaired, other than as described above, despite the differences between estimated fair value and book value. We attribute the difference between book value and estimated fair value to the current market dislocation and a general negative bias against structured financial products such as CMBS and CDOs.

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

We are not obligated to provide, nor have we provided, any financial support to these entities. As of September 30, 2010, our maximum exposure to loss as a result of our investment in these entities is $36.1 million, the principal amount of our securities portfolio. We have recorded other-than-temporary impairments of $30.7 million against this portfolio, resulting in a net exposure to loss of $5.4 million as of September 30, 2010.

Note 4. Loans Receivable, net

As described in Note 2, our consolidated balance sheets separately state our assets and liabilities and certain assets and liabilities of consolidated VIEs. The following disclosures relate only to our loans receivable portfolio we own directly.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

See also Note 11 for comparable disclosures regarding loans receivable that are held in consolidated VIEs, as separately stated on our consolidated balance sheets.

Activity relating to our loans receivable for the nine months ended September 30, 2010 was as follows (in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value (1)

December 31, 2009	$1,126,697	($359,952)	$766,745

Additional fundings (2)	1,842	—	1,842
Satisfactions (3)	(21,000)	—	(21,000)
Principal paydowns	(10,215)	—	(10,215)
Discount/premium amortization & other	580	—	580
Provision for loan losses (4)	—	(61,330)	(61,330)
Realized loan losses	(17,511)	17,511	—
Reclassification to loans held-for-sale	(76,632)	10,643	(65,989)

September 30, 2010	$1,003,761	($393,128)	$610,633

(1)	Includes loans with a total principal balance of $1.00 billion and $1.13 billion as of September 30, 2010 and December 31, 2009, respectively.
(2)	Additional fundings includes capitalized interest of $281,000.
(3)	Includes final maturities, full repayments, and sales.
(4)	Provision for loan losses is presented net of a $10.0 million recovery of provisions recorded in prior periods.

The following table details overall statistics for our loans receivable portfolio as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Number of investments	31	35
Fixed / Floating (in millions) (1)	$53 / $558	$58 / $708
Coupon (2) (3)	3.71%	3.77%
Yield (2) (3)	3.71%	3.59%
Maturity (years) (2) (4)	1.7	2.2

(1)	Represents the aggregate net book value of our portfolio allocated between fixed rate and floating rate loans.
(2)	Represents a weighted average as of September 30, 2010 and December 31, 2009, respectively.
(3)	Calculations for floating rate loans are based on LIBOR of 0.26% and 0.23% as of September 30, 2010 and December 31, 2009, respectively.
(4)	Represents the final maturity of each investment assuming all extension options are executed.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The tables below detail the types of loans in our portfolio, as well as the property type and geographic distribution of the properties securing our loans, as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
Asset Type	Book Value	Percentage	Book Value	Percentage
Senior mortgages	$238,614	39%	$302,999	40%
Mezzanine loans	232,460	38	209,980	27
Subordinate interests in mortgages	116,425	18	179,525	23
Other	23,134	5	74,241	10
Total	$610,633	100%	$766,745	100%

Property Type	Book Value	Percentage	Book Value	Percentage
Office	$310,755	51%	$339,142	44%
Hotel	146,883	24	176,557	23
Healthcare	52,104	9	113,900	15
Multifamily	18,102	3	23,657	3
Retail	14,230	2	14,219	2
Other	68,559	11	99,270	13
Total	$610,633	100%	$766,745	100%

Geographic Location	Book Value	Percentage	Book Value	Percentage
Northeast	$178,342	29%	$222,303	29%
Southeast	170,031	28	196,640	26
Southwest	96,190	16	97,384	13
West	54,714	9	76,751	10
Northwest	29,926	5	64,260	8
Midwest	6,614	1	18,827	2
International	39,558	6	54,800	7
Diversified	35,258	6	35,780	5
Total	$610,633	100%	$766,745	100%

Quarterly, management evaluates our loan portfolio for impairment as described in Note 2. The following table describes our impaired loans as of September 30, 2010, including impaired loans that are current in their interest payments and those that are delinquent on contractual payments (in thousands):

	No. of Loans	Gross Book Value	Provision for Loan Loss	Net Book Value
Impaired loans:
Performing loans	6	$365,701	($316,680)	$49,021
Non-performing loans	4	101,846	(76,448)	25,398

Total impaired loans	10	$467,547	($393,128)	$74,419

The following table details the allocation of our provision for loan losses as of September 30, 2010 (in thousands):

	September 30, 2010
Provision for Loan Losses	Book Value	Percentage
Mezzanine loans	$302,288	77%
Subordinate interests in mortgages	73,931	19
Senior mortgages	16,909	4
Total	$393,128	100%

Our average balance of impaired loans was $75.8 million during the nine months ended September 30, 2010. Subsequent to their impairment, we recorded interest on impaired loans that are performing of $8.9 million during the first nine months of 2010, substantively all of which was received in cash. Our average balance of impaired loans was $25.2 million during the nine months ended September 30, 2009. Subsequent to their impairment, we recorded interest on these loans of $357,000 during the first nine months of 2009.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

In some cases our loan originations are not fully funded at closing, creating an obligation for us to make future fundings, which we refer to as Unfunded Loan Commitments. Typically, Unfunded Loan Commitments are part of construction and transitional loans. As of September 30, 2010, our two Unfunded Loan Commitments totaled $778,000, which will generally only be funded when and/or if the borrower meets certain performance hurdles with respect to the underlying collateral, or to reimburse costs associated with leasing activity.

Note 5. Loans Held-for-Sale, Net

Activity relating to our loans held-for-sale for the nine months ended September 30, 2010 was as follows (in thousands):

	Gross Book Value	Valuation Allowance	Net Book Value

December 31, 2009	$—	$—	$—

Reclassification from loans receivable	76,632	(10,643)	65,989
Valuation allowance on loans held-for-sale	—	(6,036)	(6,036)

September 30, 2010	$76,632	($16,679)	$59,953

The following table details overall statistics for our loans held-for-sale portfolio as of September 30, 2010:

September 30, 2010
Number of investments	2
Coupon (1) (2)	4.88%
Yield (1) (2)	4.81%
Maturity (years) (1) (3)	1.5

(1)	Represents a weighted average as of September 30, 2010.
(2)	Calculations for floating rate loans are based on LIBOR of 0.26% as of September 30, 2010.
(3)	Represents the final maturity of each investment assuming all extension options are executed.

During the third quarter of 2010, we reclassified a $60.7 million senior mortgage loan to loans held-for-sale, against which we recorded a $2.5 million valuation allowance resulting in a net book value of $58.0 million as of September 30, 2010, which amount approximates fair value. We have previously sold a $28.7 million pari passu interest in this loan to one of our investment management vehicles. The transaction did not qualify for sale treatment under GAAP and we therefore still carry the entire $60.7 million loan as an asset and $28.7 million as a liability, as described in Note 9.

During the second quarter of 2010, we reclassified a $16.1 million mezzanine loan to loans held-for-sale, against which we have previously recorded a provision for loan losses of $10.6 million. During the third quarter of 2010, we recorded an additional $3.5 million valuation allowance against this loan resulting in a net book value of $2.0 million as of September 30, 2010, which amount approximates fair value.

See also Note 11 for comparable disclosures regarding loans held-for-sale that are held in consolidated VIEs, as separately stated on our consolidated balance sheets.

Note 6. Real Estate Held-for-Sale

We do not have any real estate held-for-sale as of September 30, 2010. During the nine months ended September 30, 2009, we recorded a $2.2 million impairment against an investment which was sold in July 2009.

See also Note 11 for comparable disclosures regarding real estate held-for-sale that are held in consolidated VIEs, as separately stated on our consolidated balance sheets.

Note 7. Equity Investments in Unconsolidated Subsidiaries

Our equity investments in unconsolidated subsidiaries consist primarily of our co-investments in investment management vehicles that we sponsor and manage. As of September 30, 2010, we had a co-investment in one such vehicle, CT Opportunity Partners I, LP, or CTOPI, in which we have a commitment to invest up to $25.0 million, or 4.6% of CTOPI’s total capital commitments. We have funded $10.1 million of our commitment as of September 30, 2010, resulting in a $14.9 million unfunded commitment balance. In addition to our co-investments, we record capitalized costs associated with these vehicles in equity investments in unconsolidated subsidiaries.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

During the third quarter of 2010, we completed the liquidation of one of our investment management vehicles, CT Mezzanine Partners III, Inc., or Fund III, and recorded $733,000 of incentive management fees.

Activity relating to our equity investments in unconsolidated subsidiaries for the nine months ended September 30, 2010 was as follows (in thousands):

	Fund III	CTOPI	Other	Total

December 31, 2009	$158	$2,175	$18	$2,351
Contributions	—	2,917	—	2,917
(Loss) income from equity investments	(129)	2,492	(5)	2,358
Distributions	(29)	—	—	(29)
September 30, 2010	$—	$7,584	$13	$7,597

In accordance with the CTOPI management agreement, CTIMCO may earn incentive compensation when certain returns are achieved for the partners of CTOPI, which will be accrued if and when earned, and when appropriate contingencies have been eliminated. As of September 30, 2010, our maximum exposure to loss from CTOPI was $10.1 million.

Note 8. Debt Obligations

As described in Note 2, our consolidated balance sheets separately state our assets and liabilities and certain assets and liabilities of consolidated VIEs. The following disclosures relate to the debt obligations of Capital Trust, Inc. and its wholly-owned subsidiaries only.

See also Note 11 for comparable disclosures regarding the debt obligations of consolidated VIEs, that are non-recourse to us, as separately stated on our consolidated balance sheets.

As of September 30, 2010 and December 31, 2009, we had $637.5 million and $677.4 million of total debt obligations outstanding, respectively. The balances of each category of debt, their respective coupons and all-in effective costs, including the amortization of fees and expenses, were as follows (in thousands):

	September 30, 2010		December 31, 2009	September 30, 2010
Recourse Debt Obligations	Principal Balance	Book Balance	Book Balance	Coupon(1)	All-In Cost(1)		Maturity Date(2)

Repurchase obligations
JPMorgan	$229,403	$229,277	$258,203	1.73%	1.78%		March 15, 2011
Morgan Stanley	135,801	135,735	148,170	2.12%	2.12%		March 15, 2011
Citigroup	42,932	42,909	43,764	1.60%	1.60%		March 15, 2011
Total repurchase obligations	408,136	407,921	450,137	1.84%	1.87%		March 15, 2011

Senior credit facility	98,393	98,393	99,188	3.26%	7.20%		March 15, 2011

Junior subordinated notes (3)	143,753	131,145	128,077	1.00%	4.28%		April 30, 2036

Total/Weighted Average	$650,282	$637,459	$677,402	1.87%	3.19	%(4)	May 15, 2016

(1)	Represents a weighted average for each respective facility, assuming LIBOR of 0.26% at September 30, 2010 for floating rate debt obligations.
(2)
Maturity dates for our repurchase obligations with JPMorgan, Morgan Stanley and Citigroup, and our senior credit facility, do not give effect to the potential one year extension, to March 15, 2012, which is at our lenders’ sole discretion.

(3)
The coupon for junior subordinated notes will remain at 1.00% per annum through April 29, 2012, increase to 7.23% per annum for the period from April 30, 2012 through April 29, 2016 and then convert to a floating interest rate of three-month LIBOR + 2.44% per annum through maturity.

(4)	Including the impact of interest rate hedges with an aggregate notional balance of $64.2 million as of September 30, 2010, the effective all-in cost of our debt obligations would be 3.68% per annum.

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

The following table details the aggregate outstanding principal balance, carrying value and fair value of our assets, primarily loans receivable, which were pledged as collateral under our repurchase facilities as of September 30, 2010, as well as the amount at risk under each facility (in thousands). The amount at risk is generally equal to the carrying value of our collateral less the outstanding principal balance of the associated repurchase facility.

		Loans and Securities Collateral Balances, as of September 30, 2010
Repurchase Lender	Facility Balance	Principal Balance	Carrying Value	Fair Value (1)	Amount at Risk (2)
JPMorgan (3)	$229,403	$476,921	$308,217	$261,203	$86,336
Morgan Stanley (4)	135,801	367,636	238,749	144,320	102,948
Citigroup	42,932	77,648	76,340	61,327	33,407
	$408,136	$922,205	$623,306	$466,850	$222,691

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

(3)
In addition to serving as collateral for our JPMorgan repurchase facility, these assets also secure our interest rate swap agreements. These agreements with JPMorgan are in a net liability position of $11.0 million (their termination value), as described in Note 10.

(4)
Amounts other than principal exclude certain subordinate interests in our CT CDOs which have been pledged as collateral to Morgan Stanley. These interests have been eliminated in consolidation and therefore have a carrying value of zero on our balance sheet.

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

•	increase the cash interest rate under the senior credit agreement to LIBOR plus 3.00% per annum (from LIBOR plus 1.75%), plus an accrual rate of 7.20% per annum less the cash interest rate;

•	initiate quarterly amortization equal to the greater of: (i) $5.0 million per annum, and (ii) 25% of the annual cash flow received from our then unencumbered collateralized debt obligation interests;

•	pledge our unencumbered CT CDO interests and provide a negative pledge with respect to certain other assets; and

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

•	replace all existing financial covenants with substantially similar covenants and default provisions to those described above with respect to our repurchase facilities.

As of September 30, 2010, we had $98.4 million outstanding under our senior credit facility at a cash cost of LIBOR plus 3.00% per annum. Since we amended and restated our senior credit agreement on March 16, 2009, we have made amortization payments of $7.5 million, and $5.9 million of accrued interest was added to the outstanding balance.

Junior Subordinated Notes

The most subordinate component of our debt obligations are our junior subordinated notes. As of September 30, 2010, these notes had a principal balance of $143.8 million ($131.1 million book balance) at a cash cost of 1.00% per annum.

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

Note 9. Participations Sold

Participations sold represent interests in certain loans that we originated and subsequently sold to one of our investment management vehicles or to third parties. We present these participations sold as both assets and non-recourse liabilities because these arrangements do not qualify as sales under GAAP. We have no economic exposure to these liabilities in excess of the value of the assets sold. As of September 30, 2010, we had five such participations sold with a total gross carrying value of $288.1 million.

The income earned on these loans is recorded as interest income and an identical amount is recorded as interest expense in our consolidated statements of operations. Generally, participations sold are recorded as assets and liabilities in equal amounts on our consolidated balance sheets. We have recorded an aggregate $173.7 million of provisions for loan losses against certain of our participations sold assets, resulting in a net book value of $114.5 million as of September 30, 2010. The associated liabilities have not been adjusted as of September 30, 2010, because we are prohibited by GAAP from reducing their carrying value until the loan assets are contractually extinguished.

The following table describes our participations sold assets and liabilities as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009
Participations sold assets
Gross carrying value	$288,127	$289,144
Less: Provision for loan losses	(173,668)	(172,465)
Net book value of assets	$114,459	$116,679

Participations sold liabilities
Net book value of liabilities	$288,127	$289,144
Net impact to shareholders' equity	($173,668)	($172,465)

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

As described in Note 2, our consolidated balance sheets separately state our assets and liabilities and certain assets and liabilities of consolidated VIEs. The following disclosures relate only to the interest rate hedge liabilities of Capital Trust, Inc. and its wholly-owned subsidiaries.

See also Note 11 for comparable disclosures regarding the interest rate hedge liabilities of consolidated VIEs, which are non-recourse to us, as separately stated on our consolidated balance sheets.

The following table summarizes the notional amounts and fair values of our interest rate swaps as of September 30, 2010 and December 31, 2009 (in thousands). The notional amount provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk.

Type	Counterparty	September 30, 2010 Notional Amount	Interest Rate (1)	Maturity	September 30, 2010 Fair Value	December 31, 2009 Fair Value
Cash Flow Hedge	JPMorgan Chase	$17,806	5.14%	2014	($1,537)	($1,182)
Cash Flow Hedge	JPMorgan Chase	16,894	4.83%	2014	(1,402)	(966)
Cash Flow Hedge	JPMorgan Chase	16,377	5.52%	2018	(1,865)	(1,239)
Cash Flow Hedge	JPMorgan Chase	7,062	5.11%	2016	(702)	(440)
Cash Flow Hedge	JPMorgan Chase	3,221	5.45%	2015	(335)	(237)
Cash Flow Hedge	JPMorgan Chase	2,812	5.08%	2011	(59)	(120)
Total/Weighted Average		$64,172	5.16%	2015	($5,900)	($4,184)

(1)	Represents the gross fixed interest rate we pay to our counterparties under these derivative instruments. We receive an amount of interest indexed to one-month LIBOR on all of our interest rate swaps.

As of both September 30, 2010 and December 31, 2009, all of our derivative financial instruments were recorded at fair value as interest rate hedge liabilities on our consolidated balance sheet. During the nine months ended September 30, 2010, we did not enter into any new derivative financial instrument contracts.

The table below shows amounts recorded to other comprehensive income and amounts recorded to interest expense from other comprehensive income for the nine months ended September 30, 2010 and 2009 (in thousands):

	Amount of gain (loss) recognized		Amount of loss reclassified from OCI
	in OCI for the nine months ended		to income for the nine months ended (1)
Hedge	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Interest rate swaps	($1,716)	$6,768	($2,237)	($2,581)

(1)	Represents net amounts paid to swap counterparties during the period, which are included in interest expense, offset by an immaterial amount of non-cash swap amortization.

All of our hedges were classified as highly effective for all of the periods presented. Over the next twelve months, as we make payments under our hedge agreements, we expect approximately $2.9 million to be reclassified from other comprehensive income to interest expense. This amount is generally equal to the present value of such expected payments under the respective derivative contracts.

Certain of our derivative agreements contain provisions whereby a default on any of our recourse debt obligations could also constitute a default under these derivative obligations. As of September 30, 2010, derivatives related to these agreements were in a net liability position of $11.0 million (their termination value) based on their contractual terms, which amount excludes certain adjustments made in arriving at fair value in accordance with GAAP. If we default on any of our recourse debt obligations, we could be required to settle our obligations under the derivative agreements at their termination value. As of September 30, 2010, we were not in default under any of our recourse debt obligations and have not posted any assets as collateral under our derivative agreements.

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

Note 11. Consolidated Variable Interest Entities

As of September 30, 2010, our consolidated balance sheet includes an aggregate $3.5 billion of assets and $3.7 billion of liabilities related to 11 consolidated variable interest entities, or VIEs. Due to the non-recourse nature of these VIEs, and other factors discussed below, our net exposure to loss from investments in these entities is limited to $34.3 million.

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

We are not obligated to provide, nor have we provided, any financial support to these CT CDO trusts. Accordingly, other than in the event of a breach of certain representations or warranties (discussed in detail below), our maximum exposure to loss as a result of our investment in these entities is limited to $233.8 million, the notional amount of the subordinate debt and equity interest we retained in these CDO trusts. After giving effect to certain transfers of these interests, provisions for loan losses and other-than-temporary impairments recorded as of September 30, 2010, our remaining net exposure to loss from these entities is $34.3 million.

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

We are not obligated to provide, nor have we provided, any financial support to these VIEs. In addition, five of these seven investments have been made through our CT CDOs, which limits our exposure to loss as discussed above. Accordingly, as of September 30, 2010, our maximum exposure to loss as a result of our investment in these entities is limited to $69.0 million, the notional amount of our investment in the two VIEs not held by our CT CDOs. Prior to consolidation, we have previously impaired 100% of our investment in these entities, resulting in a zero net exposure to loss as of September 30, 2010.

As described in Note 2, our consolidated balance sheets separately state our assets and liabilities and certain assets and liabilities of consolidated VIEs. The following disclosures relate specifically to the assets and liabilities of these VIEs, as separately stated on our consolidated balance sheets.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

A. Securities Held-to-Maturity – Consolidated VIEs
Our consolidated VIEs’ securities portfolio consists of CMBS, CDOs, and other securities. Activity relating to these securities for the nine months ended September 30, 2010 was as follows (in thousands):

	CMBS	CDOs & Other	Total Book Value (1)

December 31, 2009	$624,791	$73,073	$697,864

Impact of consolidation due to change in accounting principal	(78,087)	—	(78,087)
Principal paydowns	(7,993)	(17,906)	(25,899)
Maturities	(9,781)	—	(9,781)
Discount/premium amortization & other (2)	3,068	(661)	2,407
Other-than-temporary impairments:
Recognized in earnings	(39,907)	—	(39,907)
Recognized in accumulated other comprehensive income	(15,248)	—	(15,248)

September 30, 2010	$476,843	$54,506	$531,349

(1)
Includes securities with a total face value of $614.4 million and $751.2 million as of September 30, 2010 and December 31, 2009, respectively. Securities with an aggregate face value of $92.4 million, which had a net carrying value of $78.1 million as of December 31, 2009, have been eliminated in consolidation beginning January 1, 2010 as discussed in Note 2.

(2)	Includes mark-to-market adjustments on securities previously classified as available-for-sale, amortization of other-than-temporary impairments, and losses, if any.

As detailed in Note 2, on August 4, 2005, we changed the accounting classification of our then portfolio of securities from available-for-sale to held-to-maturity. While we typically account for the securities in our portfolio on a held-to-maturity basis, under certain circumstances, we will account for securities on an available-for-sale basis. As of both September 30, 2010 and December 31, 2009, our consolidated VIEs had no securities classified as available-for-sale.

The following table allocates our consolidated VIEs’ securities’ book value as of September 30, 2010 between their amortized cost basis, amounts related to mark-to-market adjustments on securities previously classified as available-for-sale, and the portion of other-than-temporary impairments not related to expected credit losses (in thousands):

	CMBS	CDOs & Other	Total Securities
Amortized cost basis	$488,348	$54,506	$542,854
Mark-to-market adjustments on securities previously classified as available-for-sale	5,371	—	5,371
Other-than-temporary impairments recognized in accumulated other comprehensive income	(16,876)	—	(16,876)

Total book value	$476,843	$54,506	$531,349

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details overall statistics for our consolidated VIEs’ securities portfolio as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Number of securities	57	64
Number of issues	41	47
Rating (1) (2) (3)	BBB-	BB-
Fixed / Floating (in millions) (4)	$530 / $1	$618 / $80
Coupon (1) (5)	6.67%	6.11%
Yield (1) (5)	7.11%	6.58%
Life (years) (1) (6)	2.9	3.6

(1)	Represents a weighted average as of September 30, 2010 and December 31, 2009, respectively.
(2)	Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security.
(3)	Increase in weighted average rating as of September 30, 2010 is primarily due to the consolidation of additional VIEs as described in Note 2.
(4)	Represents the aggregate net book value of our portfolio allocated between fixed rate and floating rate securities.
(5)	Coupon is based on the securities’ contractual interest rates, while yield is based on expected cash flows for each security, and considers discounts/premiums and asset non-performance. Calculations for floating rate securities are based on LIBOR of 0.26% and 0.23% as of September 30, 2010 and December 31, 2009, respectively.
(6)	Weighted average life is based on the timing and amount of future expected principal payments through the expected repayment date of each respective investment.

The table below details the ratings and vintage distribution of our consolidated VIEs’ securities as of September 30, 2010 (in thousands):

	Rating as of September 30, 2010
Vintage	AAA	AA	A	BBB	BB	B	CCC and Below	Total
2007	$—	$—	$—	$—	$—	$—	$—	$—
2006	—	—	—	—	—	—	15,445	15,445
2005	—	—	—	—	—	3,761	19,650	23,411
2004	—	24,823	10,195	—	—	—	2,335	37,353
2003	9,906	—	—	4,978	—	—	—	14,884
2002	—	—	—	6,651	—	2,639	—	9,290
2001	—	—	—	4,821	4,131	—	5,000	13,952
2000	7,434	—	—	—	3,966	—	22,300	33,700
1999	—	—	11,362	1,425	17,363	—	—	30,150
1998	103,287	45,426	37,780	43,377	43,056	—	9,041	281,967
1997	—	—	34,601	—	5,173	3,416	3,500	46,690
1996	24,507	—	—	—	—	—	—	24,507
Total	$145,134	$70,249	$93,938	$61,252	$73,689	$9,816	$77,271	$531,349

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

Other-than-temporary impairments

Quarterly, we reevaluate our consolidated VIEs’ securities portfolio to determine if there has been an other-than-temporary impairment based upon expected future cash flows from each securities investment. As a result of this evaluation, under the accounting guidance discussed in Note 2, during the nine months ended September 30, 2010, we recorded a gross other-than-temporary impairment of $55.2 million. This gross other-than-temporary impairment includes $39.9 million related to expected credit losses which has been recorded through earnings, and $15.2 million of fair value adjustments in excess of expected credit losses, or Valuation Adjustments, which have been recorded as a component of accumulated other comprehensive income (loss) on our consolidated balance sheet with no impact on earnings.

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

The following table summarizes activity related to the other-than-temporary impairments of our consolidated VIEs’ securities during the nine months ended September 30, 2010 (in thousands):

	Gross Other-Than-Temporary Impairments	Credit Related Other-Than-Temporary Impairments	Non-Credit Related Other-Than-Temporary Impairments

December 31, 2009	$32,508	$25,112	$7,396

Impact of change in accounting principle (1)	(5,376)	(1,576)	(3,800)
Additions due to change in expected cash flows	55,155	39,907	15,248
Amortization of other-than-temporary impairments	(1,702)	267	(1,969)

September 30, 2010	$80,585	$63,710	$16,875

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table shows the gross unrealized losses and fair value of securities for which the fair value is lower than their book value as of September 30, 2010 and that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		Greater Than 12 Months		Total

	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Book Value (1)

Floating Rate	$—	$—	$—	$—	$—	$—	$—

Fixed Rate	26.1	(0.3)	285.8	(51.1)	311.9	(51.4)	363.3

Total	$26.1	($0.3)	$285.8	($51.1)	$311.9	($51.4)	$363.3

(1)
Excludes, as of September 30, 2010, $168.0 million of securities which were carried at or below fair value and securities against which an other-than-temporary impairment equal to the entire book value was recognized in earnings.

As of September 30, 2010, 36 of our consolidated VIEs’ securities with an aggregate carrying value of $363.3 million were carried at values in excess of their fair values. Fair value for these securities was $311.9 million as of September 30, 2010. In total, as of September 30, 2010, we had 57 investments in securities with an aggregate book value of $531.3 million that have an estimated fair value of $488.8 million, including 55 investments in CMBS with an estimated fair value of $436.3 million and two investments in CDOs and other securities with an estimated fair value of $52.5 million. These valuations do not include the value of interest rate swaps entered into in conjunction with the purchase/financing of these investments, if any.

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

As of December 31, 2009, 54 of our consolidated VIEs securities with an aggregate carrying value of $570.6 million were carried at values in excess of their fair values. Fair value for these securities was $385.7 million as of December 31, 2009. In total, as of December 31, 2009, we had 64 investments in securities with an aggregate book value of $697.9 million that have an estimated fair value of $519.1 million, including 62 investments in CMBS with an estimated fair value of $451.5 million and two investments in CDOs and other securities with an estimated fair value of $67.6 million. These valuations do not include the value of interest rate swaps entered into in conjunction with the purchase/financing of these investments, if any.

We determine fair values using third party dealer assessments of value, supplemented in limited cases with our own internal financial model-based estimations of fair value. We regularly examine our securities portfolio and have determined that, despite these differences between carrying value and fair value, our expectations of future cash flows have only changed adversely for 10 of our securities, against which we have recognized other-than-temporary-impairments. See Note 3 for additional discussion of fair value estimations.

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

B. Loans Receivable, Net – Consolidated VIEs
Activity relating to our consolidated VIEs’ loans receivable for the nine months ended September 30, 2010 was as follows (in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value (1)

December 31, 2009	$508,971	($117,472)	$391,499

Impact of consolidation due to change in accounting principal	2,980,075	(134,834)	2,845,241
Satisfactions (2)	(103,816)	—	(103,816)
Principal paydowns	(63,218)	—	(63,218)
Discount/premium amortization & other (3)	(6,242)	—	(6,242)
Provision for loan losses (4)	—	(88,813)	(88,813)
Realized loan losses	(45,020)	45,020	—
Reclassification to real estate held-for-sale	(15,068)	3,014	(12,054)

September 30, 2010	$3,255,682	($293,085)	$2,962,597

(1)
Includes loans with a total principal balance of $3.26 billion and $511.4 million as of September 30, 2010 and December 31, 2009, respectively. Loans with an aggregate principal balance of $2.98 billion as of December 31, 2009 have been consolidated onto our balance sheet beginning January 1, 2010, as discussed in Note 2.

(2)	Includes final maturities and full repayments.
(3)
Includes one loan which was restructured in June 2010 and converted to a $6.6 million equity participation in the borrower entity. This equity investment has been reclassified to Accrued Interest Receivable and Other Assets on our consolidated balance sheet as of September 30, 2010.

(4)	Provision for loan losses is presented net of a $2.5 million recovery of provisions recorded in prior periods.

The following table details overall statistics for our consolidated VIEs’ loans receivable portfolio as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Number of investments	96	26
Fixed / Floating (in millions) (1)	$222 / $2,741	$72 / $319
Coupon (2) (3)	2.28%	3.65%
Yield (2) (3)	2.30%	3.58%
Maturity (years) (2) (4)	1.3	3.4

(1)	Represents the aggregate net book value of our portfolio allocated between fixed rate and floating rate loans.
(2)	Represents a weighted average as of September 30, 2010 and December 31, 2009, respectively.
(3)	Calculations for floating rate loans are based on LIBOR of 0.26% and 0.23% as of September 30, 2010 and December 31, 2009, respectively.
(4)	For loans in CT CDOs, assumes all extension options are executed. For loans in other consolidated VIEs, maturity is based on information provided by the trustees of each respective VIE.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The tables below detail the types of loans in our consolidated VIEs’ portfolio, as well as the property type and geographic distribution of the properties securing these loans, as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
Asset Type	Book Value	Percentage	Book Value	Percentage
Senior mortgages	$2,250,318	75%	$35,829	9%
Mezzanine loans	356,485	12	103,726	26
Subordinate interests in mortgages	343,496	11	228,662	59
Other	22,963	2	23,282	6
Total	$2,973,262	100%	$391,499	100%

Property Type	Book Value	Percentage	Book Value	Percentage
Healthcare	$1,162,495	39%	$27,976	7%
Office	827,261	28	174,695	45
Hotel	655,266	22	128,150	33
Retail	196,250	7	8,660	2
Other	131,990	4	52,018	13
Total	$2,973,262	100%	$391,499	100%

Geographic Location	Book Value	Percentage	Book Value	Percentage
Northeast	$463,725	16%	$225,117	57%
Southeast	322,352	10	72,976	19
Southwest	177,959	6	29,550	8
West	165,123	6	36,041	9
Midwest	26,305	1	8,884	2
Diversified	1,817,798	61	18,931	5
Total	$2,973,262	100%	$391,499	100%

Unallocated loan loss provision:	(10,665)		—

Net book value	$2,962,597		$391,499

Quarterly, management evaluates our consolidated VIEs’ loan portfolio for impairment as described in Note 2. The following table describes our consolidated VIEs’ impaired loans as of September 30, 2010, including impaired loans that are current in their interest payments and those that are delinquent on contractual payments (in thousands):

	No. of Loans	Gross Book Value	Provision for Loan Loss	Net Book Value
Impaired loans:
Performing loans	7	$421,974	($184,937)	$237,037
Non-performing loans	7	167,661	(97,483)	70,178

Total impaired loans	14	$589,635	($282,420)	$307,215

In addition, as described in Note 2, we have recorded a $10.7 million general provision for loan losses against 41 loans in our consolidated VIEs with an aggregate principal balance of $127.2 million.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details the allocation of our consolidated VIEs’ provision for loan losses as of September 30, 2010 (in thousands):

	September 30, 2010
Provision for Loan Losses	Book Value	Percentage
Subordinate interests in mortgages	$108,337	36%
Senior mortgages	90,334	31
Mezzanine loans	83,749	29
Unallocated	10,665	4
Total	$293,085	100%

The average balance of impaired loans held by consolidated VIEs was $172.8 million during the nine months ended September 30, 2010. Subsequent to their impairment, we recorded interest on impaired loans that are performing of $4.3 million during the first nine months of 2010, substantively all of which was received in cash. The average balance of impaired loans held by consolidated VIEs was $30.1 million during the nine months ended September 30, 2009. Subsequent to their impairment, we recorded interest on these loans of $397,000 during the first nine months of 2009.

C. Loans Held-for-Sale, Net – Consolidated VIEs
As of December 31, 2009, we were in the process of finalizing a sale of one of our consolidated VIEs’ non-performing loans with a gross carrying value of $18.3 million to a third party. We had previously recorded a provision for loan losses of $9.2 million against this loan, and in the fourth quarter of 2009 recaptured $8.4 million of the provision to reflect the expected sales proceeds. In January 2010, we completed the sale of this loan for $17.5 million, which approximates its net book value at December 31, 2009. Accordingly, our consolidated VIEs do not have any loans classified as held-for-sale as of September 30, 2010.

D. Real Estate Held-for-Sale – Consolidated VIEs
In April 2010 we completed foreclosure on the land which served as collateral for a $15.1 million loan held by one of our consolidated VIEs. This loan had a net book value of $12.1 million at the time of foreclosure, which amount was transferred to real estate held-for-sale. Subsequently, in the third quarter of 2010, we recorded a $4.0 million impairment to reflect this investment at its approximate fair value of $8.1 million.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

E. Debt Obligations – Consolidated VIEs
As of September 30, 2010 and December 31, 2009, our consolidated VIEs had $3.7 billion and $1.1 billion of total non-recourse securitized debt obligations outstanding, respectively. The balances of each entity’s outstanding securitized debt obligations, their respective coupons and all-in effective costs, including the amortization of fees and expenses, were as follows (in thousands):

	September 30, 2010		December 31, 2009	September 30, 2010
Non-Recourse Securitized Debt Obligations	Principal Balance	Book Balance	Book Balance	Coupon(1)	All-In Cost(1)		Maturity Date(2)
CT collateralized debt obligations (CDOs)
CT CDO I	$201,136	$201,136	$233,168	0.95%	0.95%		July 2039
CT CDO II	264,533	264,533	283,671	0.78%	1.05%		March 2050
CT CDO III	247,828	248,709	254,156	5.23%	5.15%		June 2035
CT CDO IV (3)	292,289	292,289	327,285	0.90%	1.02%		October 2043
Total CT CDOs	1,005,786	1,006,667	1,098,280	1.95%	2.04%		July 2042

Other consolidated VIEs
GMACC 1997-C1	102,579	102,579	N/A	7.11%	7.11%		July 2029
GSMS 2006-FL8A	136,598	136,598	N/A	0.81%	0.81%		June 2020
JPMCC 2005-FL1A	97,796	97,796	N/A	0.84%	0.84%		February 2019
MSC 2007-XLFA	753,888	753,888	N/A	0.52%	0.52%		October 2020
MSC 2007-XLCA	535,229	535,229	N/A	1.53%	1.53%		July 2017
CSFB 2006-HC1	1,051,017	1,051,017	N/A	0.80%	0.80%		May 2023
Total other consolidated VIEs	2,677,107	2,677,107	N/A	1.11%	1.11%		May 2021

Total/Weighted Average	$3,682,893	$3,683,774	$1,098,280	1.34%	1.36	%(4)	February 2027

(1)	Represents a weighted average for each respective facility, assuming LIBOR of 0.26% at September 30, 2010 for floating rate debt obligations.
(2)
Maturity dates represent the contractual maturity of each securitization trust. Repayment of securitized debt is a function of collateral cash flows which are disbursed in accordance with the contractual provisions of each trust, and is therefore expected to occur prior to contractual maturity.

(3)	Comprised, at September 30, 2010 of $279.8 million of floating rate notes sold and $12.5 million of fixed rate notes sold.
(4)
Including the impact of interest rate hedges with an aggregate notional balance of $344.4 million as of September 30, 2010, the effective all-in cost of our consolidated VIEs’ debt obligations would be 1.80% per annum.

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

CT CDOs

As of September 30, 2010, we had CT CDOs outstanding from four separate issuances with a total face value of $1.0 billion. As of September 30, 2010, $349.9 million of loans receivable and $531.3 million of securities were financed by our CT CDOs. As of December 31, 2009, $409.0 million of loans receivable and $697.9 million of securities were financed by our CT CDOs.

CT CDO I and CT CDO II each have interest coverage and overcollateralization tests, which, when breached, provide for hyper-amortization of the senior notes sold by a redirection of cash flow that would otherwise have been paid to the subordinate classes, some of which are owned by us. Furthermore, all four of our CT CDOs provide for the re-classification of interest proceeds from impaired collateral as principal proceeds, which also serve to hyper-amortize senior notes sold.

During 2009, we were informed by our CDO trustee of impairments due to rating agency downgrades of certain of the securities which serve as collateral in all of our CT CDOs. These impairments, combined with the non-performance of certain loan collateral, resulted in breaches of interest coverage and overcollateralization tests at CT CDO I and CT CDO II, as well as the reclassification of interest proceeds from the impaired collateral as principal proceeds in all four of our CT CDOs. Other than collateral management fees, we currently receive cash payments from only one of our four CT CDOs, CT CDO III.

Further, due to the hyper-amortization of senior notes, certain subordinate classes are accruing unpaid interest, resulting in an increased liability to these classes. As senior notes which carry a lower rate of interest continue to hyper-amortize, and certain subordinate notes continue to accrue deferred interest, the weighted-average cost of debt for our CT CDOs has and will continue to increase.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

When we formed (and reinvested) our four CT CDOs, we made certain representations and warranties with respect to Capital Trust, Inc. and the loans and securities that we contributed as collateral to these CT CDOs. In the event that these representations or warranties are proved to be untrue at the time that the respective collateral was contributed, we may be required to repurchase certain of those loans and securities. These representations and warranties generally relate to specific corporate and asset related subjects, including, among other things, proper corporate authorization, compliance with laws and regulations, ownership of the assets, title to, lack of liens encumbering and adequate insurance covering the underlying collateral properties and the lack of existing loan defaults.

The maximum potential amount of future payment we may be required to make to repurchase assets is $1.2 billion, the current face amount of all loans and securities in our four CT CDOs. In certain cases, we may be able to reduce the impact of any such purchase obligation through recoveries from the exercise of remedies against the institution from which we acquired the asset and received substantially the same representations and warranties. This potential recoverable amount is not currently estimable and would depend on the nature of the representation and warranty breached and the circumstances under which each asset was transferred to the CT CDO. Since inception, we have not been required to repurchase any assets nor have we received any notice of assertion of a potential breach of any representation or warranty. Any payment required to repurchase a loan or security could materially impact our liquidity.

Other Consolidated VIEs

In addition to the CT CDOs sponsored by us, which are discussed above, we also have consolidated certain other VIEs beginning on January 1, 2010, as discussed in Note 2. The debt obligations of these entities are separately presented on our consolidated balance sheet along with the CT CDOs issued by us, as they are also securitized, non-recourse obligations. These obligations will generally be satisfied with the repayment of assets in each such entity’s collateral pool, or will be discharged when losses are realized. As of September 30, 2010, $2.6 billion of loans receivable serve as collateral for the securities issued by these other consolidated VIEs.

F. Derivative Financial Instruments – Consolidated VIEs
The following table summarizes the notional amounts and fair values of our consolidated VIEs’ interest rate swaps as of September 30, 2010 and December 31, 2009 (in thousands). The notional amount provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk.

Type	Counterparty	September 30, 2010 Notional Amount	Interest Rate (1)	Maturity	September 30, 2010 Fair Value	December 31, 2009 Fair Value
Cash Flow Hedge	Swiss RE Financial	$264,863	5.10%	2015	($28,684)	($21,785)
Cash Flow Hedge	Bank of America	44,891	4.58%	2014	(3,946)	(3,005)
Cash Flow Hedge	Morgan Stanley	17,878	3.95%	2011	(550)	(794)
Cash Flow Hedge	Bank of America	10,916	5.05%	2016	(1,565)	(930)
Cash Flow Hedge	Bank of America	5,104	4.12%	2016	(568)	(212)
Cash Flow Hedge	Morgan Stanley	780	5.31%	2011	(16)	(40)
Total/Weighted Average		$344,432	4.95%	2015	($35,329)	($26,766)

(1)	Represents the gross fixed interest rate we pay to our counterparties under these derivative instruments. We receive an amount of interest indexed to one-month LIBOR on all of our interest rate swaps.

As of both September 30, 2010 and December 31, 2009, all of our consolidated VIEs’ derivative financial instruments were recorded at fair value as interest rate hedge liabilities on our consolidated balance sheet.

The table below shows amounts recorded to other comprehensive income and amounts recorded to interest expense from other comprehensive income for the nine months ended September 30, 2010 and 2009 (in thousands):

	Amount of (loss) gain recognized		Amount of loss reclassified from OCI
	in OCI for the nine months ended		to income for the nine months ended (1)
Hedge	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Interest rate swaps	($8,563)	$6,075	($12,305)	($12,852)

(1)	Represents net amounts paid to swap counterparties during the period, which are included in interest expense, offset by an immaterial amount of non-cash swap amortization.

All of our consolidated VIEs’ hedges were classified as highly effective for all of the periods presented. Over the next twelve months, as we make payments under our hedge agreements, we expect approximately $15.3 million to be reclassified from other comprehensive income to interest expense. This amount is generally equal to the present value of expected payments under the respective derivative contracts.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

As of September 30, 2010, our consolidated VIEs have not posted any assets as collateral under derivative agreements.

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

Common Stock
Shares of class A common stock are entitled to vote on all matters presented to a vote of shareholders, except as provided by law or subject to the voting rights of any outstanding preferred stock. Holders of record of shares of class A common stock on the record date fixed by our board of directors are entitled to receive such dividends as may be declared by the board of directors subject to the rights of the holders of any outstanding preferred stock. A total of 22,415,957 shares of common stock and stock units were issued and outstanding as of September 30, 2010.

We did not repurchase any of our common stock during the nine months ended September 30, 2010, other than the 8,621 shares we acquired pursuant to elections by incentive plan participants to satisfy tax withholding obligations through the surrender of shares equal in value to the amount of the withholding obligation incurred upon the vesting of restricted stock.

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

In addition to the foregoing restrictions, our dividend policy remains subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon our taxable income, our financial condition, our maintenance of REIT status and other factors as our board of directors deems relevant. No dividends were declared during the nine months ended September 30, 2010 or 2009.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss)
The following table details the primary components of accumulated other comprehensive income (loss) as of September 30, 2010 and significant activity for the nine months ended September 30, 2010 (in thousands):

	Mark-to-Market on Interest Rate Hedges	Deferred Gains on Settled Hedges	Other-than-Temporary Impairments	Unrealized Gains on Securities	Total

December 31, 2009	($30,950)	$263	($14,024)	$5,576	($39,135)

Cumulative effect of change in accounting principle	—	—	3,800	—	3,800
Unrealized loss on derivative financial instruments	(10,281)	—	—	—	(10,281)
Amortization of net unrealized gains on securities	—	—	—	(754)	(754)
Amortization of net deferred gains on settlement of swaps	—	(74)	—		(74)
Other-than-temporary impairments of securities (1)	—	—	(9,496)	—	(9,496)

September 30, 2010	($41,231)	$189	($19,720)	$4,822	($55,940)

(1)	Represents other-than-temporary impairments of securities related to fair value adjustments in excess of expected credit losses, net of amortization of $2.6 million.

Earnings Per Share
The following table sets forth the calculation of Basic and Diluted earnings per share, or EPS, based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the nine months ended September 30, 2010 and 2009 (in thousands, except share and per share amounts):

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Net	Wtd. Avg.	Per Share	Net	Wtd. Avg.	Per Share
	Loss	Shares	Amount	Loss	Shares	Amount
Basic EPS:
Net loss allocable to
common stock	($195,259)	22,356,857	($8.73)	($185,997)	22,361,541	($8.32)
Effect of Dilutive Securities:
Warrants & Options outstanding
for the purchase of common stock	—	—		—	—
Diluted EPS:
Net loss per share of
common stock and assumed
conversions	($195,259)	22,356,857	($8.73)	($185,997)	22,361,541	($8.32)

The following table sets forth the calculation of Basic and Diluted earnings per share, or EPS, based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the three months ended September 30, 2010 and 2009 (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Net	Wtd. Avg.	Per Share	Net	Wtd. Avg.	Per Share
	Loss	Shares	Amount	Loss	Shares	Amount
Basic EPS:
Net loss allocable to
common stock	($134,709)	22,389,901	($6.02)	($106,457)	22,426,623	($4.75)
Effect of Dilutive Securities:
Warrants & Options outstanding
for the purchase of common stock	—	—		—	—
Diluted EPS:
Net loss per share of
common stock and assumed
conversions	($134,709)	22,389,901	($6.02)	($106,457)	22,426,623	($4.75)

As of September 30, 2010, Diluted EPS excludes 129,000 options and 3.5 million warrants, which were not dilutive for the period. These instruments could potentially impact Diluted EPS in future periods depending on changes in our stock price. As of September 30, 2009, Diluted EPS excludes 162,000 options and 3.5 million warrants, which were similarly not dilutive.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 13. General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2010 and 2009 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2010	2009
Personnel costs	$7,103	$7,950
Employee stock-based compensation	107	1,102
Professional services	3,019	4,342
Restructuring costs	1,110	3,042
Operating and other costs	1,746	2,014
Subtotal	$13,085	$18,450

Expenses from other consolidated VIEs	1,298	—
Total	$14,383	$18,450

Note 14. Income Taxes

We made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal, state, and local income taxes except for the operations of our taxable REIT subsidiary, CTIMCO. To maintain qualification as a REIT, we must distribute at least 90% of our annual REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates. As of September 30, 2010 and December 31, 2009, we were in compliance with all REIT requirements.

In addition, we are subject to taxation on the income generated by investments in our CT CDOs. Due to the redirection provisions of our CT CDOs, which reallocate principal proceeds and interest otherwise distributable to us to repay senior note holders, assets financed through our CT CDOs may generate current taxable income without a corresponding cash distribution to us. See Note 11 for further discussion of these redirection provisions.

During the nine months ended September 30, 2010, CTIMCO paid small amounts of federal, state and local taxes. During the nine months ended September 30, 2009, CTIMCO paid no federal taxes but paid small amounts of state and local taxes. As of December 31, 2009, we had net operating losses, or NOLs, and net capital losses, or NCLs, available to be carried forward and utilized in current or future periods. These included NOLs of $324.4 million and NCLs of $97.6 million at Capital Trust, Inc., as well as NOLs of $407,000 at CTIMCO.

Deferred income taxes recorded on our consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used in the computation of our current income tax obligations.

Note 15. Employee Benefit and Incentive Plans

We had four benefit plans in effect as of September 30, 2010: (1) the Second Amended and Restated 1997 Long-Term Incentive Stock Plan, or 1997 Employee Plan, (2) the Amended and Restated 1997 Non-Employee Director Stock Plan, or 1997 Director Plan, (3) the Amended and Restated 2004 Long-Term Incentive Plan, or 2004 Plan, and (4) the 2007 Long-Term Incentive Plan, or 2007 Plan. The 1997 Employee Plan and 1997 Director Plan expired in 2007 and no new awards may be issued under them, and no further grants will be made under the 2004 Plan. Under the 2007 Plan, a maximum of 700,000 shares of class A common stock may be issued. Shares canceled under the 2004 Plan are available to be reissued under the 2007 Plan. As of September 30, 2010, there were 388,623 shares available under the 2007 Plan.

Under these plans, our employees are issued shares of our restricted common stock. We record grant date fair value of these shares as an expense over their vesting period. A portion of these shares vest pro rata over a three-year service period, with the remainder contingently vesting after a four-year period based on the returns we have achieved.

As of September 30, 2010, unvested share-based compensation consisted of 50,611 shares of restricted common stock with an unamortized value of $137,000. Subject to vesting conditions and the continued employment of certain employees, these costs will be recognized as compensation expense over the next three years.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Activity under these four plans for the nine months ended September 30, 2010 is summarized in the table below in share and share equivalents:

Benefit Type	1997 Employee Plan	1997 Director Plan	2004 Plan	2007 Plan	Total
Options(1)
Beginning balance	170,477	—	—	—	170,477
Expired	(41,585)	—	—	—	(41,585)
Ending balance	128,892	—	—	—	128,892

Restricted Common Stock(2)
Beginning balance	—	—	3,480	75,543	79,023
Granted	—	—	—	16,875	16,875
Vested	—	—	(3,480)	(41,807)	(45,287)
Ending balance	—	—	—	50,611	50,611

Stock Units(3)
Beginning balance	—	80,017	—	384,029	464,046
Granted, deferred and (vested), net	—	(11,473)	—	721	(10,752)
Ending balance	—	68,544	—	384,750	453,294
Total outstanding	128,892	68,544	—	435,361	632,797

(1)	All options are fully vested as of September 30, 2010.
(2)
Comprised of both performance based awards that vest upon the attainment of certain common equity return thresholds and time based awards that vest based upon an employee’s continued employment on vesting dates.

(3)	Stock units are granted to certain members of our board of directors in lieu of cash compensation for services and in lieu of dividends earned on previously granted stock units.

The following table summarizes the outstanding options as of September 30, 2010:

		Weighted Average	Weighted Average
Exercise Price per Share	Options Outstanding	Exercise Price per Share	Remaining Life (in Years)
$10.00 - $15.00	35,557	$13.50	0.18
$15.00 - $20.00	93,335	15.80	0.22
Total/Weighted Average	128,892	$15.17	0.21

A summary of the unvested restricted common stock as of and for the nine months ended September 30, 2010 was as follows:

	Restricted Common Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2010	79,023	$7.99
Granted	16,875	1.27
Vested	(45,287)	8.16
Unvested at September 30, 2010	50,611	$6.43

A summary of the unvested restricted common stock as of and for the nine months ended September 30, 2009 was as follows:

	Restricted Common Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2009	331,197	$30.61
Granted	216,269	3.32
Vested	(58,348)	27.44
Forfeited	(201,696)	28.99
Unvested at September 30, 2009	287,422	$12.27

The total grant date fair value of restricted shares which vested during the nine months ended September 30, 2010 and 2009 was $370,000 and $1.6 million, respectively.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

In addition to the equity interests detailed above, we may grant percentage interests in the incentive compensation received by us from certain of our investment management vehicles. As of September 30, 2010, there were no such grants outstanding; however we had previously granted a portion of the Fund III incentive compensation received by us during 2010.

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

The following table summarizes our assets and liabilities, including those of our consolidated VIEs, which are recorded at fair value as of September 30, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using

	Total	Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets	Observable Inputs	Unobservable Inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Non-VIE loans held-for-sale	$59,953	$—	$—	$59,953
VIE real estate held-for-sale	$8,055	$—	$—	$8,055

Non-VIE interest rate hedge liabilities	($5,900)	$—	($5,900)	$—
VIE interest rate hedge liabilities	($35,329)	$—	($35,329)	$—

Measured on a nonrecurring basis:
Non-VIE impaired loans (1)
Senior mortgage	$34,538	$—	$—	$34,538
Subordinate interests in mortgages	39,880	—	—	39,880
Mezzanine loans	—	—	—	—
	$74,418	$—	$—	$74,418

VIE impaired loans (1)
Senior mortgage	$152,286	$—	$—	$152,286
Subordinate interests in mortgages	29,100	—	—	29,100
Mezzanine loans	125,828	—	—	125,828
	$307,214	$—	$—	$307,214

Non-VIE impaired securities (2)	$—	$—	$—	$—
VIE impaired securities (2)
Commercial mortgage-backed securities	$9,001	$—	$7,699	$1,302

(1)	Loans receivable against which we have recorded a provision for loan losses as of September 30, 2010.
(2)	Securities which were other-than-temporarily impaired during the three months ended September 30, 2010.

The following methods and assumptions were used to estimate the fair value of each type of asset and liability which was recorded at fair value as of September 30, 2010:

Loans held-for-sale: Our loans held-for-sale are carried at fair value, which was determined by taking into consideration the value of the underlying collateral, creditworthiness of the borrower, and expected proceeds from the sale of the loans.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Real estate held-for-sale: Real estate held-for-sale is valued based on expected proceeds from a sale of the asset.

Interest rate hedge liabilities: Interest rate hedges are valued using advice from a third party derivative specialist, based on a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs such as credit valuation adjustments due to the risk of non-performance by both us and our counterparties. See Notes 10 and 11 for additional details on our interest rate hedges.

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

Additional details of our loans which were recorded at fair value as of September 30, 2010 are described below:

Senior mortgage loans: Two of our senior mortgage loans with an aggregate principal balance of $51.5 million are reported at fair value as of September 30, 2010, including one hotel loan ($25.1 million) and one office loan ($26.4 million). These loans have a weighted average maturity of October 2011 and a weighted average coupon of 2.0% as of September 30, 2010.

Subordinate interests in mortgages: Four of our subordinate interests in mortgage loans with an aggregate principal balance of $113.8 million are reported at fair value as of September 30, 2010, including two hotel loans ($43.4 million), one office loan ($29.0 million), and one condominium loan ($41.4 million). These loans have a weighted average maturity of March 2011 and a weighted average coupon of 3.6% as of September 30, 2010.

Mezzanine loans: Four of our mezzanine loans with an aggregate principal balance of $302.3 million are reported at fair value as of September 30, 2010, including three hotel loans ($29.3 million) and one office loan ($8.0 million). These loans have a weighted average maturity of March 2012 and a weighted average coupon of 3.3% as of September 30, 2010.

Additional details of our consolidated VIEs’ loans which were recorded at fair value as of September 30, 2010 are described below:

Senior mortgage loans: Three of our consolidated VIEs’ senior mortgage loans with an aggregate principal balance of $242.6 million are reported at fair value as of September 30, 2010, including one office loan ($75.0 million) and two mixed-use/other loan ($167.6 million). These loans have a weighted average maturity of June 2011 and a weighted average coupon of 2.1% as of September 30, 2010.

Subordinate interests in mortgages: Eight of our consolidated VIEs’ subordinate interests in mortgage loans with an aggregate principal balance of $137.8 million are reported at fair value as of September 30, 2010, including three hotel loans ($61.5 million), three office loans ($60.7 million), one multifamily loan ($5.4 million), and one mixed-use/other loan ($10.2 million). These loans have a weighted average maturity of August 2011 and a weighted average coupon of 2.7% as of September 30, 2010.

Mezzanine loans: Three of our consolidated VIEs’ mezzanine loans with an aggregate principal balance of $209.6 million are reported at fair value as of September 30, 2010, including two hotel loans ($188.6 million) and one retail loan ($21.0 million). These loans have a weighted average maturity of September 2011 and a weighted average coupon of 2.2% as of September 30, 2010.

Impaired securities: Securities which are other-than-temporarily impaired are generally valued by a combination of (i) obtaining assessments from third-party dealers and, (ii) in limited cases where such assessments are unavailable or, in the opinion of management, deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates. In the case of internal models, expected cash flows of each security are based on management’s assumptions regarding the collection of principal and interest on the underlying loans and securities. The table above includes only securities which were impaired during the three months ended September 30, 2010. Previously impaired securities have been subsequently adjusted for amortization, and are therefore no longer reported at fair value as of September 30, 2010.

As of September 30, 2010, three of our securities were 100% impaired using assessment from third-party dealers, resulting in a net book value of zero.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

As of September 30, 2010, four of our consolidated VIEs securities were other-than-temporarily impaired and therefore reported at fair value. Three of these securities were valued using assessments from third-party dealers. The dealer valuation obtained for one B-rated (by Fitch) security with a 2005 vintage was determined to not be indicative of fair value and, accordingly, was valued internally by discounting expected future cash flows using a 20% discount rate. This analysis resulted in a valuation equal to 12% of the face amount of the security.

The following table reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Loans	Real Estate
	Held-for-Sale	Held-for-Sale
December 31, 2009	$—	$—
Transfer from loans receivable (non-VIEs)	65,989	—
Transfer from loans receivable (VIEs)	—	12,055

Adjustments to fair value included in earnings:
Valuation allowance on loans held-for-sale	(6,036)	—
Impairment of real estate held-for-sale	—	(4,000)

September 30, 2010	$59,953	$8,055

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

The following table details the carrying amount, face amount, and approximate fair value of the financial instruments described above (in thousands):

Fair Value of Financial Instruments
(in thousands)	September 30, 2010			December 31, 2009
	Carrying Amount	Face Amount	Fair Value	Carrying Amount	Face Amount	Fair Value
Financial assets:
Cash and cash equivalents	$24,149	$24,149	$24,149	$27,954	$27,954	$27,954
Securities held-to-maturity	3,345	36,059	4,570	17,332	105,174	8,544
Loans receivable, net	610,633	1,005,036	514,242	766,745	1,128,738	588,466

Consolidated VIE assets
Securities held-to-maturity	531,349	614,448	488,768	697,864	751,214	519,118
Loans receivable, net	2,962,597	3,257,620	2,559,740	391,499	511,412	316,230

Financial liabilities:
Repurchase obligations	407,921	408,136	408,136	450,137	450,704	450,704
Senior credit facility	98,393	98,393	14,759	99,188	99,188	24,797
Junior subordinated notes	131,145	143,753	2,875	128,077	143,753	14,375
Participations sold	288,127	259,568	109,209	289,144	289,209	102,220

Consolidated VIE liabilities
Securitized debt obligations	3,683,774	3,682,893	2,526,524	1,098,280	1,097,106	494,704

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

Repurchase obligations: These instruments are recorded at their total face balance, less unamortized discount. As a result of our debt restructuring on March 16, 2009, our repurchase obligations no longer have terms which are comparable to other facilities in the market. Given the unique nature of our restructured obligations, it is not practicable to estimate their fair value. Accordingly, they are presented above at their current face value. See Note 8 for a detailed description of our repurchase obligations.

Senior credit facility: This instrument is recorded on the basis of total cash proceeds borrowed, and not at fair value. The fair value presented above was estimated by management based on the amount at which similar placed financial instruments would be valued today.

Junior subordinated notes: These instruments are recorded at their total face balance, less unamortized discount. The fair value presented above was estimated by management based on the amount at which similar placed financial instruments would be valued today.

Securitized debt obligations: These obligations are recorded at the face value of outstanding obligations to third parties and not at fair value. The fair values presented above have been estimated by obtaining assessments from third party dealers.

Note 17. Supplemental Disclosures for Consolidated Statements of Cash Flows

As a result of the amended accounting guidance described in Note 2, we have consolidated an additional seven VIEs beginning January 1, 2010, all of which are securitization vehicles not sponsored by us. The consolidation of these entities has materially impacted our statement of cash flows, primarily the amounts reported as principal collections of loans and repayments of securitized debt obligations. Notwithstanding the gross presentation on our consolidated statement of cash flows, the consolidation of these entities has no impact on our net cash flow.

Interest paid on our outstanding debt obligations during the nine months ended September 30, 2010 and 2009 was $79.9 million and $50.8 million, respectively. This includes $36.3 million of interest paid on our outstanding debt obligations for the nine months ended September 30, 2010 from newly consolidated VIEs. The difference between interest expense on our consolidated statement of operations and interest paid is primarily due to non-cash interest expense recorded on loan participations sold, as well as amortization of discounts on our debt obligations and deferred interest on our senior credit facility.

Taxes recovered by us during the nine months ended September 30, 2010 and 2009 were $132,000 and $408,000, respectively.

Note 18. Transactions with Related Parties

We earn base management and incentive fees in our capacity as investment manager for multiple vehicles which we have sponsored. Due to the nature of our relationship with these vehicles, all management fees are considered revenue from related parties under GAAP.

On November 9, 2006, we commenced our CT High Grade MezzanineSM investment management initiative and entered into three separate account agreements with affiliates of W. R. Berkley Corporation, or WRBC, for an aggregate of $250 million. On July 25, 2007, we amended the agreements to increase the aggregate commitment of the WRBC affiliates to $350 million. Pursuant to these agreements, we invested capital, on a discretionary basis, on behalf of WRBC in commercial real estate mortgages, mezzanine loans and participations therein. The separate accounts are entirely funded with committed capital from WRBC and are managed by a subsidiary of CTIMCO. CTIMCO earns a management fee equal to 0.25% per annum on invested assets.

WRBC beneficially owned approximately 17.0% of our outstanding common stock and stock units as of October 22, 2010, and a member of our board of directors is an employee of WRBC.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

In July 2008, CTOPI, a private equity fund that we manage, held its final closing completing its capital raise with $540 million total equity commitments. EGI-Private Equity II, L.L.C., an affiliate under common control of the chairman of our board of directors, owns a 3.7% limited partner interest in CTOPI. During the nine months ended September 30, 2010, we recorded $3.2 million in fees from CTOPI, $131,000 of which were attributable to EGI Private Equity II, L.L.C. Affiliates of the chairman of our board of directors also owned interests in Fund III, an investment management vehicle that we managed and in which we also had an ownership interest. Fund III completed its liquidation in the normal course in September 2010.

Effective December 1, 2009, John R. Klopp retired as our chief executive officer. In conjunction with his departure, Mr. Klopp was retained as a consultant to the company through November 2010, for which he is paid $83,333 per month over the twelve-month term. We recognized 100% of this consulting fee in 2009 as a component of general and administrative expense.

Note 19. Segment Reporting

We operate in two reportable segments. We have an internal information system that produces performance and asset data for our two segments along service lines.

The Balance Sheet Investment segment includes our entire portfolio of interest earning assets and the financing thereof.

The Investment Management segment includes the investment management activities of our wholly-owned investment management subsidiary, CT Investment Management Co., LLC, or CTIMCO, and its subsidiaries, as well as our co-investments in investment management vehicles. CTIMCO is a taxable REIT subsidiary and serves as the investment manager of Capital Trust, Inc., all of our investment management vehicles and all of our CT CDOs, and serves as senior servicer and special servicer for certain of our investments and for third parties.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the nine months ended, and as of, September 30, 2010 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other investments:
Interest and related income	$119,523	$—	$—	$119,523
Less: Interest and related expenses	94,462	—	—	94,462
Income from loans and other investments, net	25,061	—	—	25,061

Other revenues:
Management fees from affiliates	—	6,244	(254)	5,990
Incentive management fees from affiliates	—	733	—	733
Servicing fees	—	4,351	(1,530)	2,821
Other interest income	259	1	—	260
Total other revenues	259	11,329	(1,784)	9,804

Other expenses
General and administrative	4,659	9,978	(254)	14,383
Servicing fee expense	1,530	—	(1,530)	—
Depreciation and amortization	—	15	—	15
Total other expenses	6,189	9,993	(1,784)	14,398

Total other-than-temporary impairments of securities	(69,798)	—	—	(69,798)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	12,094	—	—	12,094
Impairment of real estate held-for-sale	(4,000)			(4,000)
Net impairments recognized in earnings	(61,704)	—	—	(61,704)

Provision for loan losses	(150,143)	—	—	(150,143)
Valuation allowance on loans held-for-sale	(6,036)	—	—	(6,036)
Gain on extinguishment of debt	648	—	—	648
Income from equity investments	—	2,358	—	2,358
(Loss) income before income taxes	(198,104)	3,694	—	(194,410)
Income tax provision	14	835	—	849
Net (loss) income	($198,118)	$2,859	$—	($195,259)

Total assets	$4,225,572	$13,111	($2,832)	$4,235,851

All revenues were generated from external sources within the United States. The Investment Management segment earned fees of $254,000 for management of the Balance Sheet Investment segment and $1.5 million for serving as collateral manager of the four CT CDOs consolidated under our Balance Sheet Investment segment as well as special servicing activity for certain CT CDO assets for the nine months ended September 30, 2010.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the nine months ended, and as of, September 30, 2009 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other investments:
Interest and related income	$93,341	$—	$—	$93,341
Less: Interest and related expenses	61,116	—	—	61,116
Income from loans and other investments, net	32,225	—	—	32,225

Other revenues:
Management fees from affiliates	—	12,746	(3,978)	8,768
Servicing fees	—	2,012	(510)	1,502
Other interest income	150	16	(13)	153
Total other revenues	150	14,774	(4,501)	10,423

Other expenses
General and administrative	10,066	12,362	(3,978)	18,450
Servicing fee expense	510	—	(510)	—
Other interest expense	—	13	(13)	—
Depreciation and amortization	—	65	—	65
Total other expenses	10,576	12,440	(4,501)	18,515

Total other-than-temporary impairments of securities	(96,529)	—	—	(96,529)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	17,612	—	—	17,612
Impairment of goodwill	—	(2,235)	—	(2,235)
Impairment of real estate held-for-sale	(2,233)	—	—	(2,233)
Net impairments recognized in earnings	(81,150)	(2,235)	—	(83,385)

Provision for loan losses	(113,716)	—	—	(113,716)
Valuation allowance on loans held-for-sale	(10,363)	—	—	(10,363)
Loss from equity investments	—	(3,074)	—	(3,074)
Loss before income taxes	(183,430)	(2,975)	—	(186,405)
Income tax benefit	(408)	—	—	(408)
Net loss	($183,022)	($2,975)	$—	($185,997)

Total assets	$2,382,157	$10,424	($1,957)	$2,390,624

All revenues were generated from external sources within the United States. The Investment Management segment earned fees of $4.0 million for management of the Balance Sheet Investment segment and $510,000 for servicing as collateral manager of the four CT CDOs consolidated under our Balance Sheet Investment segment, and was charged $13,000 for inter-segment interest for the nine months ended September 30, 2009.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the three months ended, and as of, September 30, 2010 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other investments:
Interest and related income	$40,125	$—	$—	$40,125
Less: Interest and related expenses	31,557	—	—	31,557
Income from loans and other investments, net	8,568	—	—	8,568

Other revenues:
Management fees from affiliates	—	1,859	191	2,050
Incentive management fees from affiliates	—	733	—	733
Servicing fees	—	1,066	(982)	84
Other interest income	155	—	—	155
Total other revenues	155	3,658	(791)	3,022

Other expenses
General and administrative	1,295	3,657	191	5,143
Servicing fee expense	982	—	(982)	—
Depreciation and amortization	—	5	—	5
Total other expenses	2,277	3,662	(791)	5,148

Total other-than-temporary impairments of securities	(29,963)	—	—	(29,963)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	(5,921)	—	—	(5,921)
Impairment of real estate held-for-sale	(4,000)			(4,000)
Net impairments recognized in earnings	(39,884)	—	—	(39,884)

Provision for loan losses	(95,916)	—	—	(95,916)
Valuation allowance on loans held-for-sale	(6,036)			(6,036)
Gain on extinguishment of debt	185	—	—	185
Income from equity investments	—	1,056	—	1,056
(Loss) income before income taxes	(135,205)	1,052	—	(134,153)
Income tax provision	—	556	—	556
Net (loss) income	($135,205)	$496	$—	($134,709)

Total assets	$4,225,572	$13,111	($2,832)	$4,235,851

All revenues were generated from external sources within the United States. The Investment Management segment refunded fees of $191,000 related to its management of the Balance Sheet Investment segment and earned $982,000 for serving as collateral manager of the four CT CDOs consolidated under our Balance Sheet Investment segment as well as special servicing activity for certain CT CDO assets for the three months ended September 30, 2010.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the three months ended, and as of, September 30, 2009 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other investments:
Interest and related income	$29,527	$—	$—	$29,527
Less: Interest and related expenses	19,604	—	—	19,604
Income from loans and other investments, net	9,923	—	—	9,923

Other revenues:
Management fees from affiliates	—	4,459	(1,500)	2,959
Servicing fees	—	423	(255)	168
Other interest income	15	1	—	16
Total other revenues	15	4,883	(1,755)	3,143

Other expenses
General and administrative	2,600	4,392	(1,500)	5,492
Servicing fee expense	255	—	(255)	—
Depreciation and amortization	—	51	—	51
Total other expenses	2,855	4,443	(1,755)	5,543

Total other-than-temporary impairments of securities	(77,883)	—	—	(77,883)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	11,987	—	—	11,987
Net impairments recognized in earnings	(65,896)	—	—	(65,896)

Provision for loan losses	(47,222)	—	—	(47,222)
Loss from equity investments	—	(862)	—	(862)
Loss before income taxes	(106,035)	(422)	—	(106,457)
Income tax provision	—	—	—	—
Net loss	($106,035)	($422)	$—	($106,457)

Total assets	$2,382,157	$10,424	($1,957)	$2,390,624

All revenues were generated from external sources within the United States. The Investment Management segment earned fees of $1.5 million for management of the Balance Sheet Investment segment and $255,000 for serving as collateral manager of the four CT CDOs consolidated under our Balance Sheet Investment segment for the three months ended September 30, 2009.

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

As of September 30, 2010, our consolidated balance sheet includes an aggregate $3.5 billion of assets and $3.7 billion of liabilities related to 11 consolidated VIEs. Due to the non-recourse nature of these VIEs, and other factors, our net exposure to loss from investments in these entities is limited to $34.3 million. See Note 11 to our consolidated financial statements for additional information on our investments in VIEs.

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

Introduction
Our business model is designed to produce a mix of net interest margin from our balance sheet investments and fee income plus co-investment income from our investment management vehicles. In managing our operations, we focus on originating investments, managing our portfolios and capitalizing our businesses.

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

Index

The table below summarizes our total originations and the allocation of opportunities between our balance sheet and investment management business for the nine months ended September 30, 2010 and for the year ended December 31, 2009.

Originations(1)
(in millions)	Nine months ended September 30, 2010	Year ended December 31, 2009
Balance sheet	$―	$―
Investment management	212	138
Total originations	$212	$138

(1)	Includes total commitments, both funded and unfunded, net of any related purchase discounts.

Balance Sheet Investments
Our balance sheet investments include various types of commercial mortgage backed securities and collateralized debt obligations, or Securities, and commercial real estate loans and related instruments, or Loans, certain of which are assets of consolidated VIEs. We collectively refer to these as Interest Earning Assets. The table below shows our Interest Earning Assets as of September 30, 2010 and December 31, 2009.

Interest Earning Assets
(in millions)	September 30, 2010		December 31, 2009
	Book Value	Yield(1)	Book Value	Yield(1)
Securities held-to-maturity	$3	8.58%	$17	7.89%
Loans receivable, net (2)	524	3.97	650	3.73
Loans held-for-sale, net (2)	33	4.98	—	—
Subtotal / Weighted Average	$560	4.06%	$667	3.84%

Consolidated VIE Assets
Securities held-to-maturity	$531	7.11%	$698	6.58%
Loans receivable, net	2,963	2.30	391	3.58
Loans held-for-sale, net	—	—	18	—
Subtotal / Weighted Average	$3,494	3.03%	$1,107	5.41%

Total / Weighted Average	$4,054	3.17%	$1,774	4.82%

(1)	Yield on floating rate assets assumes LIBOR of 0.26% and 0.23% at September 30, 2010 and December 31, 2009, respectively.
(2)
Excludes loan participations sold with a net book value of $114.5 million and $116.7 million as of September 30, 2010 and December 31, 2009, respectively. These participations are net of $173.7 million and $172.5 million of provisions for loan losses as of September 30, 2010 and December 31, 2009, respectively.

In some cases our Loan originations are not fully funded at closing, creating an obligation for us to make future fundings, which we refer to as Unfunded Loan Commitments. Typically, Unfunded Loan Commitments are part of construction and transitional Loans. As of September 30, 2010, our two Unfunded Loan Commitments totaled $778,000, which will generally only be funded when and/or if the borrower meets certain performance hurdles with respect to the underlying collateral, or to reimburse costs associated with leasing activity.

In addition to our investments in Interest Earning Assets, we also hold equity investments in unconsolidated subsidiaries, which represent our co-investments in private equity funds that we manage. As of September 30, 2010, this balance primarily relates to one such fund, CT Opportunity Partners I, LP, or CTOPI.

During the third quarter of 2010, we completed the liquidation of one of our investment management vehicles, CT Mezzanine Partners III, Inc., or Fund III, in which we had a 4.7% investment. We recorded $733,000 of incentive management fees in conjunction with the liquidation of Fund III.

Index

The table below details the carrying value of these investments, as of September 30, 2010 and December 31, 2009.

Equity Investments
(in thousands)	September 30, 2010	December 31, 2009

Fund III	$—	$158
CTOPI	7,584	2,175
Capitalized costs/other	13	18
Total	$7,597	$2,351

Asset Management
We actively manage our balance sheet portfolio and the assets held by our investment management vehicles with our in-house team of asset managers. While our investments are primarily in the form of debt, we are aggressive in exercising the rights afforded to us as a lender. These rights may include collateral level budget approvals, lease approvals, loan covenant enforcement, escrow/reserve management/collection, collateral release approvals and other rights that we may negotiate. In light of the recent deterioration in property level performance, property valuation, and the real estate capital markets, an increasing number of our loans are either non-performing and/or on our watch list. This requires intensive efforts on the part of our asset management team to maximize our recovery of those investments.

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

As of September 30, 2010, there were significant differences between the estimated fair value and the book value of some of the Securities in our portfolio. We believe these differences to be related to the current market dislocation and a general negative bias against structured financial products and not reflective of a change in cash flow expectations from these securities. Accordingly, we have not recorded any additional other-than-temporary impairments against such Securities.

The table below details the overall credit profile of our Interest Earning Assets, excluding those held by consolidated VIEs, which includes: (i) Loans against which we have recorded a provision for loan losses, or reserves, (ii) Securities against which we have recorded an other-than-temporary impairment, and (iii) Loans and Securities that are categorized as Watch List, which are currently performing but pose a higher risk of non-performance and/or loss. We actively monitor and manage Watch List Assets to mitigate these risks in our portfolio.

Portfolio Performance - Non-VIE Assets(1)
(in millions, except for number of investments)	September 30, 2010		December 31, 2009

Interest earning assets, excluding VIEs ($ / #)	$560 /	40	$667 /	44

Impaired Loans (2)
Performing loans ($ / #)	$80 /	7	$53 /	6
Non-performing loans ($ / #)	$27 /	5	$5 /	3
Total ($ / #)	$107 /	12	$58 /	9
Percentage of interest earning assets	19.1%		8.7%

Impaired Securities (2) ($ / #)	$2 /	6	$3 /	6
Percentage of interest earning assets	0.4%		0.4%

Watch List Assets (3)
Watch list loans ($ / #)	$156 /	8	$259 /	8
Watch list securities ($ / #)	$1 /	1	$15 /	3
Total ($ / #)	$157 /	9	$274 /	11
Percentage of interest earning assets	28.0%		41.1%

(1)	Portfolio statistics include Loans classified as held-for-sale, but exclude loan participations sold.
(2)	Amounts represent net book value after provisions for loan losses, valuation allowances on loans-held-for-sale and other-than-temporary impairments of securities.
(3)	Watch List Assets exclude Loans against which we have recorded a provision for loan losses or valuation allowance, and Securities which have been other-than-temporarily impaired.

Index

Excluding Loans in our consolidated VIEs, three Loans with an outstanding balance of $80.9 million as of September 30, 2010, which did not qualify for extension pursuant to the corresponding loan agreements, were extended during the nine months ended September 30, 2010.

The table below details the overall credit profile of Interest Earning Assets held in consolidated VIEs, which includes: (i) Loans where we have foreclosed upon the underlying collateral and own an equity interest in real estate, (ii) Loans against which we have recorded a provision for loan losses, or reserves, (iii) Securities against which we have recorded an other-than-temporary impairment, and (iv) Loans and Securities that are categorized as Watch List, which are currently performing but pose a higher risk of non-performance and/or loss. We actively monitor and manage Watch List assets to mitigate these risks in our portfolio.

Portfolio Performance - Consolidated VIE Assets(1)
(in millions, except for number of investments)	September 30, 2010		December 31, 2009

Interest earning assets of consolidated VIEs ($ / #)	$3,494	/ 153	$1,107	/ 91

Real estate owned ($ / #)	$8	/ 1	$―	/ ―
Percentage of interest earning assets	0.2%		―%

Impaired Loans (2)
Performing loans ($ / #)	$237	/ 7	$43	/ 6
Non-performing loans ($ / #)	$70	/ 7	$30	/ 5
Total ($ / #)	$307	/ 14	$73	/ 11
Percentage of interest earning assets	8.8%		6.6%

Impaired Securities (2) ($ / #)	$14	/ 10	$25	/ 5
Percentage of interest earning assets	0.4%		2.3%

Watch List Assets (3)
Watch list loans ($ / #)	$516	/ 15	$53	/ 2
Watch list securities ($ / #)	$72	/ 10	$150	/ 16
Total ($ / #)	$588	/ 25	$203	/ 18
Percentage of interest earning assets	16.8%		18.3%

(1)	Portfolio statistics include Loans classified as held-for-sale.
(2)	Amounts represent net book value after provisions for loan losses, valuation allowances on loans-held-for-sale and other-than-temporary impairments of securities.
(3)	Watch List Assets exclude Loans against which we have recorded a provision for loan losses or valuation allowances, and Securities which have been other-than-temporarily impaired.

The ratings performance of our Securities portfolio, including securities held by consolidated VIEs, over the nine months ended September 30, 2010 and the year ended December 31, 2009 is detailed below:

Rating Activity(1)
	Nine months ended September 30, 2010	Year ended December 31, 2009
Securities Upgraded	2	1
Securities Downgraded	23	21

(1)	Represents activity from any of Fitch Ratings, Standard & Poor’s or Moody’s Investors Service.

We continue to foresee trends in asset performance in that are likely to lead to further defaults and downgrades: borrowers faced with maturities continue to have a difficult time refinancing their properties in light of the volatility and lack of liquidity in the financial markets, and the continued weakness of real estate fundamentals as the impacts of a weak U.S. economy continue to filter into the commercial real estate sector, impacting cash flows. These trends may result in negotiated extensions or modifications of the terms of our investments or the exercise of foreclosure and other remedies. In any event, it is likely that we will continue to experience difficulty with respect to our investments and will likely incur material losses in our portfolio.

Index

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

•	We are prohibited from incurring any additional indebtedness except in limited circumstances.

•	We are prohibited from paying cash dividends to our common shareholders except to the minimum extent necessary to maintain our REIT status.

Index

The table below describes our Interest Bearing Liabilities as of September 30, 2010 and December 31, 2009:

Interest Bearing Liabilities(1)
(Principal balance, in millions)	September 30, 2010	December 31, 2009

Recourse debt obligations
Secured credit facilities
Repurchase obligations	$408	$451
Senior credit facility	98	99
Subtotal	506	550

Unsecured credit facilities
Junior subordinated notes	144	144
Total recourse debt obligations	$650	$694

% Subject to valuation tests	62.8%	65.0%
Weighted average effective cost of recourse debt (2) (3)	3.19%	3.11%

Non-recourse securitized debt obligations
CT Collateralized debt obligations	$1,006	$1,097

Other consolidated VIE's	2,678	N/A
Total non-recourse securitized debt obligations	$3,684	$1,097

Weighted average effective cost of non-recourse debt (2) (4)	1.36%	1.93%

Total interest bearing liabilities	$4,334	$1,791

Shareholders' deficit	($427)	($169)

(1)	Excludes participations sold.
(2)	Floating rate debt obligations assume LIBOR of 0.26% and 0.23% at September 30, 2010 and December 31, 2009, respectively.
(3)
Including the impact of interest rate hedges with an aggregate notional balance of $64.2 million as of September 30, 2010 and $64.4 million as of December 31, 2009, the effective all-in cost of our recourse debt obligations would be 3.68% and 3.58% per annum, respectively.

(4)
Including the impact of interest rate hedges with an aggregate notional balance of $344.4 million as of September 30, 2010 and $352.8 million as of December 31, 2009, the effective all-in cost of our non-recourse debt obligations would be 1.80% and 3.44% per annum, respectively.

Recourse Debt Obligations

The table below summarizes our repurchase obligations as of September 30, 2010 and December 31, 2009, the terms of which are generally discussed above:

Repurchase Obligations
($ in millions)	September 30, 2010	December 31, 2009

Counterparties	3	3
Outstanding repurchase obligations	$408	$451
All-in cost	L + 1.61%	L + 1.66%

Our senior credit facility currently has a cash interest rate of LIBOR plus 3.00% per annum, and accrues additional interest equal to 7.20% per annum less the cash interest rate. Additional accrued interest is added to the outstanding facility balance on a quarterly basis.

The most subordinated component of our recourse debt obligations are our junior subordinated notes. These securities represent long-term, subordinated, unsecured financing and generally carry limited covenants. As of September 30, 2010, we had $143.8 million of junior subordinated notes outstanding with a book value of $131.1 million and a current coupon of 1.00% per annum. The interest rate on these notes will increase to 7.23% per annum for the period from April 30, 2012 through April 29, 2016 and then convert to a floating interest rate of three-month LIBOR plus 2.44% per annum through maturity on April 30, 2036.

Non-Recourse Debt Obligations

Non-recourse securitized debt obligations of consolidated VIEs include our four CT CDOs as well as securities issued by other consolidated VIEs, which are securitization vehicles not sponsored by us.

Index

These consolidated non-recourse securitized debt obligations are described below:

Non-Recourse Securitized Debt Obligations
(in millions)	September 30, 2010		December 31, 2009
	Book Value	All-in Cost(1)	Book Value	All-in Cost(1)

CT collateralized debt obligations
CT CDO I	$201	0.95%	$233	0.88%
CT CDO II	265	1.05	284	0.99
CT CDO III	249	5.15	254	5.15
CT CDO IV	292	1.02	327	0.97
Total CT CDOs	$1,007	2.04%	$1,098	1.92%

Other consolidated VIEs
GMACC 1997-C1	$102	7.11%	N/A	N/A
GSMS 2006-FL8A	137	0.81	N/A	N/A
JPMCC 2005-FL1A	98	0.84	N/A	N/A
MSC 2007-XLFA	754	0.52	N/A	N/A
MSC 2007-XLCA	535	1.53	N/A	N/A
CSFB 2006-HC1	1,051	0.80	N/A	N/A
Total other consolidated VIEs	$2,677	1.11%	N/A	N/A

Total non-recourse debt obligations	$3,684	1.36%	$1,098	1.92%

(1)	Includes amortization of premiums and issuance costs of CT CDOs. Floating rate debt obligations assume LIBOR of 0.26% and 0.23% at September 30, 2010 and December 31, 2009, respectively.

Shareholders’ Equity

We did not issue any new shares of class A common stock during the year. Changes in the number of outstanding shares during the nine months ended September 30, 2010 resulted from restricted common stock grants, forfeitures and vesting, as well as stock unit grants.

The following table calculates our book value per share as of September 30, 2010 and December 31, 2009:

Shareholders' Equity
	September 30, 2010	December 31, 2009

Book value (in millions)	($427)	($169)
Shares:
Class A common stock	21,912,052	21,796,259
Restricted common stock	50,611	79,023
Stock units	453,294	464,046
Warrants & Options(1)	—	—
Total	22,415,957	22,339,328
Book value per share	($19.03)	($7.57)

(1)
Excludes shares issuable upon the exercise of outstanding warrants and options. These shares would be anti-dilutive as of both September 30, 2010 and December 31, 2009 because an increase in shares would decrease the book deficit per share.

As of September 30, 2010, there were 21,962,663 shares of our class A common stock and restricted common stock outstanding.

Other Balance Sheet Items
Participations sold represent interests in certain loans that we originated and subsequently sold to one of our investment management vehicles or to third parties. We present these participations sold as both assets and non-recourse liabilities because these arrangements do not qualify as sales under GAAP. We have no economic exposure to these liabilities in excess of the value of the assets sold. As of September 30, 2010, we had five such participations sold with a total gross carrying value of $288.1 million.

The income earned on these loans is recorded as interest income and an identical amount is recorded as interest expense on our consolidated statements of operations. Generally, participations sold are recorded as assets and liabilities in equal amounts on our consolidated balance sheet. We have recorded an aggregate $173.7 million of provisions for loan losses against certain of our participations sold assets, resulting in a net book value of $114.5 million as of September 30, 2010. The associated liabilities have not been adjusted as of September 30, 2010, and will not be eliminated until the loans are contractually extinguished, at which time we will record a gain of $173.7 million.

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

The table below details our interest rate exposure as of September 30, 2010 and December 31, 2009:

Interest Rate Exposure
(in millions)	September 30, 2010	December 31, 2009
Value exposure to interest rates(1)
Fixed rate assets	$925	$833
Fixed rate debt	(507)	(410)
Interest rate swaps	(409)	(417)
Net fixed rate exposure	$9	$6
Weighted average coupon (fixed rate assets)	7.18%	6.91%

Cash flow exposure to interest rates(1)
Floating rate assets	$3,776	$1,678
Floating rate debt less cash	(3,802)	(1,642)
Interest rate swaps	409	417
Net floating rate exposure	$383	$453
Weighted average coupon (floating rate assets) (2)	2.16%	3.29%

Net income impact from 100 bps change in LIBOR	$3.8	$4.5

(1)	All values are in terms of face or notional amounts, and include loans classified as held-for-sale.
(2)	Weighted average coupon assumes LIBOR of 0.26% and 0.23% at September 30, 2010 and December 31, 2009, respectively.

Index

Investment Management Overview
In addition to our balance sheet investment activities, we act as an investment manager for third parties and as special servicer for certain of our loan investments, as well as for third parties. The table below details investment management and special servicing fee revenue generated by our wholly-owned, taxable, investment management subsidiary, CT Investment Management Co., LLC, or CTIMCO, for the nine months ended September 30, 2010 and 2009:

Investment Management Revenues
(in thousands)	September 30, 2010	September 30, 2009

Fees generated as:
Public company manager (1)	$254	$3,978
Private equity manager	6,723	8,768
CDO collateral manager	715	510
Special servicer	3,636	1,502
Total fees	$11,328	$14,758

Eliminations (2)	(1,784)	(4,488)

Total fees, net	$9,544	$10,270

(1)
Beginning in the fourth quarter of 2009, public company management fees were offset by special servicing and CDO collateral management fees generated by our balance sheet portfolio. Gross public company management fees were $2.6 million for the nine months ended September 30, 2010, offset by $2.3 million of special servicing and CDO collateral management fees.

(2)	Fees received by CTIMCO from Capital Trust, Inc., or other consolidated subsidiaries, have been eliminated in consolidation.

We have developed our investment management business to leverage our platform, generate fee revenue from investing third party capital and, in certain instances, earn co-investment income. Our active investment management mandates are described below:

•
CT Opportunity Partners I, LP, or CTOPI, is currently investing capital. The fund held its final closing in July 2008 with $540 million in total equity commitments from 28 institutional and individual investors. Currently, $322 million of committed equity remains undrawn. We have a $25 million commitment to invest in the fund ($10 million currently funded, $15 million unfunded) and entities controlled by the chairman of our board have committed to invest $20 million. In May 2010 the fund’s investment period was extended to December 13, 2011. The fund targets opportunistic investments in commercial real estate, specifically high yield debt, equity and hybrid instruments, as well as non-performing and sub-performing loans and securities. Currently, we earn base management fees of 0.6% per annum of unfunded equity commitments and 1.3% per annum of invested capital through December 13, 2010. Subsequent to December 13, 2010, we will earn base management fees of 1.3% per annum of invested capital. In addition, we earn net incentive management fees of 17.7% of profits after a 9% preferred return and a 100% return of capital.

•
CT High Grade Partners II, LLC, or CT High Grade II, is currently investing capital. The fund closed in June 2008 with $667 million of commitments from two institutional investors. Currently, $207 million of committed equity remains undrawn. In May 2010, the fund’s investment period was extended to May 30, 2011. The fund targets senior debt opportunities in the commercial real estate sector and does not employ leverage. We earn a base management fee of 0.40% per annum on invested capital.

•
CT High Grade MezzanineSM, or CT High Grade, is no longer investing capital (its investment period expired in July 2008). The fund closed in November 2006, with a single, related party institutional investor committing $250 million, which was subsequently increased to $350 million in July 2007. This separate account targeted lower LTV subordinate debt investments without leverage. We earn management fees of 0.25% per annum on invested capital.

•
CT Large Loan 2006, Inc., or CT Large Loan, is no longer investing capital (its investment period expired in May 2008). The fund closed in May 2006 with total equity commitments of $325 million from eight institutional investors. We earn management fees of 0.75% per annum of fund assets (capped at 1.5% on invested equity).

Index

The table below provides additional information regarding the three private equity funds and one separate account we managed as of September 30, 2010.

Investment Management Mandates, as of September 30, 2010
(in millions)							Incentive Management Fee
		Total	Total Capital	Co-		Base	Company	Employee
	Type	Investments(1)	Commitments	Investment %		Management Fee	%	%
Investing:
CT High Grade II	Fund	$460	$667	—		0.40% (Assets)	N/A	N/A
CTOPI	Fund	276	540	4.63%	(2)	(Assets/Equity)(3)	100%(4)	—%(5)

Liquidating:
CT High Grade	Sep. Acc.	328	350	—		0.25% (Assets)	N/A	N/A
CT Large Loan	Fund	201	325	—	(6)	0.75% (Assets)(7)	N/A	N/A

(1)	Represents total investments, on a cash basis, as of period-end.
(2)	We have committed to invest $25.0 million in CTOPI.
(3)
CTIMCO earns base management fees of 0.6% per annum of unfunded equity commitments and 1.3% per annum of invested capital through December 13, 2010. Subsequent to December 13, 2010 CTIMCO will earn base management fees of 1.3% per annum of invested capital.

(4)	CTIMCO earns net incentive management fees of 17.7% of profits after a 9% preferred return on capital and a 100% return of capital, subject to a catch-up.
(5)	We have not allocated any of the CTOPI incentive management fee to employees as of September 30, 2010.
(6)	We have co-invested on a pari passu, asset by asset basis with CT Large Loan.
(7)	Capped at 1.5% of equity.

During the third quarter of 2010, we ceased investment management activity related to two vehicles, CT Mezzanine Partners III, Inc., or Fund III, and CTX CDO I, Ltd., or the CTX CDO. Fund III was a vehicle we co-sponsored with a joint venture partner, which completed its liquidation in the ordinary course with the satisfaction of its final investment in August 2010. We recorded $733,000 of incentive management fees in conjunction with the liquidation of Fund III. The CTX CDO was a CDO sponsored, but not issued, by us from which we earned a collateral management fee. In July 2010, we were replaced as collateral manager of the CTX CDO.

Index

Results of Operations

Comparison of Results of Operations: Three Months Ended September 30, 2010 vs. September 30, 2009
(in thousands, except per share data)
	2010	2009	$ Change	% Change
Income from loans and other investments:
Interest and related income	$40,125	$29,527	$10,598	35.9%
Less: Interest and related expenses	31,557	19,604	11,953	61.0%
Income from loans and other investments, net	8,568	9,923	(1,355)	(13.7%)

Other revenues:
Management fees from affiliates	2,050	2,959	(909)	(30.7%)
Incentive management fees from affiliates	733	—	733	N/A
Servicing fees	84	168	(84)	(50.0%)
Other interest income	155	16	139	N/A
Total other revenues	3,022	3,143	(121)	(3.8%)

Other expenses:
General and administrative	5,143	5,492	(349)	(6.4%)
Depreciation and amortization	5	51	(46)	(90.2%)
Total other expenses	5,148	5,543	(395)	(7.1%)

Total other-than-temporary impairments of securities	(29,963)	(77,883)	47,920	(61.5%)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	(5,921)	11,987	(17,908)	(149.4%)
Impairment of real estate held-for-sale	(4,000)	—	(4,000)	N/A
Net impairments recognized in earnings	(39,884)	(65,896)	26,012	(39.5%)

Provision for loan losses	(95,916)	(47,222)	(48,694)	103.1%
Valuation allowance on loans held-for-sale	(6,036)	—	(6,036)	N/A
Gain on extinguishment of debt	185	—	185	N/A
Income (loss) from equity investments	1,056	(862)	1,918	N/A
Loss before income taxes	(134,153)	(106,457)	(27,696)	26.0%
Income tax provision	556	—	556	N/A

Net loss	($134,709)	($106,457)	($28,252)	N/A

Net loss per share - diluted	($6.02)	($4.75)	($1.27)	26.7%

Dividend per share	$0.00	$0.00	$0.00	N/A

Average LIBOR	0.29%	0.27%	0.02%	7.1%

Income from loans and other investments, net

As discussed in Note 2 to our consolidated financial statements, recent accounting guidance requires us to consolidate additional VIEs, primarily CMBS and CDO trusts, beginning January 1, 2010. As a result, our interest earning assets increased $1.8 billion from September 30, 2009 to September 30, 2010. This increase resulted in a material increase in interest income for the third quarter of 2010 compared to the third quarter of 2009. Similarly, an increase in interest bearing liabilities of $2.5 billion resulted in a material increase in interest expense for the third quarter of 2010 compared to the third quarter of 2009. In addition, an increase in non-performing loans contributed to an offsetting decrease in net interest income during the third quarter of 2010 compared to the third quarter of 2009.

Management fees from affiliates

Base management fees from our investment management business decreased $909,000, or 31%, during the third quarter of 2010 compared to the third quarter of 2009. The decrease was attributed primarily to a decrease of $1.1 million in fees from CTOPI due to an amendment to the fund’s management agreement, which reduced management fees and extended the fund’s investment period. This decrease was offset by increased fees at CT High Grade II due to additional investment activity.

Incentive management fees from affiliates

We recorded $733,000 of incentive management fees during the third quarter of 2010 in conjunction with the liquidation of Fund III. We recorded no such fees during the third quarter of 2009.

Index

Servicing fees

Servicing fees decreased $84,000 during the third quarter of 2010 compared to the third quarter of 2009. The decrease in fees was primarily due to a one-time modification fee recorded in the third quarter of 2009.

General and administrative expenses

General and administrative expenses include personnel costs, operating expenses, professional fees and, for the third quarter of 2010, $323,000 of expenses associated with newly consolidated VIEs, as described in Note 2 to our consolidated financial statements. Excluding expenses from newly consolidated VIEs, general and administrative expenses decreased 12% between the third quarter of 2010 and the third quarter of 2009 due to lower personnel costs, and lower professional fees and other operating costs. This overall decrease was partially offset by $166,000 of incentive compensation paid during the third quarter of 2010 to employees and former employees as a result of incentive management fees received from Fund III.

Net impairments recognized in earnings

During the third quarter of 2010, we recorded a gross other-than-temporary impairment of $30.0 million on seven of our Securities that had an adverse change in cash flow expectations, all of which was included in earnings. We also reclassified $5.9 million of impairments that were previously included in other comprehensive income into earnings due to revised cash flow expectations. In addition, we recorded a $4.0 million impairment on Real Estate Held-for-Sale to reflect the property at fair value.

During the third quarter of 2009, we recorded a gross other-than-temporary impairment of $77.9 million on three of our securities that had an adverse change in cash flow expectations. Of this amount, $12.0 million (the amount considered fair value adjustments in excess of credit impairment) was included in other comprehensive income, resulting in a net $65.9 million impairment (the amount considered credit impairment) included in earnings.

Provision for loan losses

During the third quarter of 2010 we recorded an aggregate $95.9 million provision for loan losses. This net provision included $98.4 million of provisions against six loans, offset by a $2.5 million recovery of one loan that had previously been impaired. During the third quarter of 2009, we recorded an aggregate $47.2 million provision for loan losses against six loans.

Valuation allowance on loans held-for-sale

During the three months ended September 30, 2010 we recorded $6.0 million of valuation allowances on two loans that we classified as held-for-sale to reflect these assets at fair value. We did not record a valuation allowance on loans held-for-sale in the third quarter of 2009.

Gain on extinguishment of debt

During the third quarter of 2010, we recorded a $185,000 gain on the extinguishment of debt due to realized losses from collateral assets held by consolidated securitization trusts. We recorded no such gains in 2009.

Income (loss) from equity investments

The income from equity investments during the third quarter of 2010 was primarily $1.2 million from our co-investment in CTOPI. CTOPI’s income for the quarter was largely the result of fair value adjustments on its investment portfolio. The loss from equity investments during the third quarter of 2009 resulted primarily from our share of losses from CTOPI, also largely derived from fair value adjustments on the underlying investments.

Income tax provision

During the third quarter of 2010, we recorded an income tax provision of $556,000 which was primarily due to differences between GAAP and tax recognition methodologies associated with certain revenue and expense items. We did not record a tax provision in the third quarter of 2009.

Dividends

We did not pay any dividends in the third quarter of 2010 or 2009.

Index

Comparison of Results of Operations: Nine Months Ended September 30, 2010 vs. September 30, 2009
(in thousands, except per share data)
	2010	2009	$ Change	% Change
Income from loans and other investments:
Interest and related income	$119,523	$93,341	$26,182	28.0%
Less: Interest and related expenses	94,462	61,116	33,346	54.6%
Income from loans and other investments, net	25,061	32,225	(7,164)	(22.2%)

Other revenues:
Management fees from affiliates	5,990	8,768	(2,778)	(31.7%)
Incentive management fees from affiliates	733	—	733	N/A
Servicing fees	2,821	1,502	1,319	87.8%
Other interest income	260	153	107	69.9%
Total other revenues	9,804	10,423	(619)	(5.9%)

Other expenses:
General and administrative	14,383	18,450	(4,067)	(22.0%)
Depreciation and amortization	15	65	(50)	(76.9%)
Total other expenses	14,398	18,515	(4,117)	(22.2%)

Total other-than-temporary impairments of securities	(69,798)	(96,529)	26,731	(27.7%)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	12,094	17,612	(5,518)	(31.3%)
Impairment of goodwill	—	(2,235)	2,235	N/A
Impairment of real estate held-for-sale	(4,000)	(2,233)	(1,767)	79.1%
Net impairments recognized in earnings	(61,704)	(83,385)	21,681	(26.0%)

Provision for loan losses	(150,143)	(113,716)	(36,427)	32.0%
Valuation allowance on loans held-for-sale	(6,036)	(10,363)	4,327	(41.8%)
Gain on extinguishment of debt	648	—	648	N/A
Income (loss) from equity investments	2,358	(3,074)	5,432	N/A
Loss before income taxes	(194,410)	(186,405)	(8,005)	4.3%
Income tax provision (benefit)	849	(408)	1,257	N/A

Net loss	($195,259)	($185,997)	($9,262)	5.0%

Net loss per share - diluted	($8.73)	($8.32)	($0.41)	5.0%

Dividend per share	$0.00	$0.00	$0.00	N/A

Average LIBOR	0.28%	0.37%	(0.09%)	(0.25)

Income from loans and other investments, net

As discussed in Note 2 to our consolidated financial statements, recent accounting guidance requires us to consolidate additional VIEs, primarily CMBS and CDO trusts, beginning January 1, 2010. As a result, our interest earning assets increased by $1.8 billion from September 30, 2009 to September 30, 2010. This increase resulted in a material increase in interest income for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Similarly, an increase in interest bearing liabilities of $2.5 billion resulted in a material increase in interest expense for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. In addition, an increase in non-performing loans contributed to an offsetting decrease in net interest income during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Management fees from affiliates

Base management fees from our investment management business decreased $2.8 million, or 32%, during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease was attributed primarily to a decrease of $3.2 million in fees from CTOPI due to an amendment to the fund’s management agreement, which reduced management fees and extended the fund’s investment period. This decrease was offset by increased fees at CT High Grade II due to additional investment activity.

Incentive management fees from affiliates

We recorded $733,000 of incentive management fees during the third quarter of 2010 in conjunction with the liquidation of Fund III. We recorded no such fees during the third quarter of 2009.

Index

Servicing fees

Servicing fees increased $1.3 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in fees was primarily due to modification activity on loans for which we are named special servicer.

General and administrative expenses

General and administrative expenses include personnel costs, operating expenses and professional fees and, for the nine months ended September 30, 2010, $1.3 million of expenses associated with newly consolidated VIEs, as described in Note 2 to our consolidated financial statements. Excluding expenses from newly consolidated VIEs, general and administrative expenses decreased $5.4 million, or 29%, between the nine months ended September 30, 2010 and the nine months ended September 30, 2009. Personnel costs decreased $1.8 million relative to the nine months ended September 30, 2009 and $3.0 million of costs associated with our March 2009 debt restructuring were included in general and administrative expenses for the nine months ended September 30, 2009.

Net impairments recognized in earnings

During the nine months ended September 30, 2010, we recorded a gross other-than-temporary impairment of $69.8 million on 12 of our Securities that had an adverse change in cash flow expectations. Of this amount, $12.1 million (the amount considered fair value adjustments in excess of credit impairment) was included in other comprehensive income, resulting in a net $57.7 million impairment (the amount considered credit impairment) included in earnings. In addition, we recorded a $4.0 million impairment on Real Estate Held-for-Sale to reflect the property at fair value.

During the nine months ended September 30, 2009, we recorded a gross other-than-temporary impairment of $96.5 million on 10 of our securities that had an adverse change in cash flow expectations. Of this amount, $78.9 million was included in earnings and the remainder, $17.6 million, was included in other comprehensive income. We also recorded (i) an other-than-temporary impairment of $2.2 million on our Real Estate Held-for-Sale to reflect the property at fair value, and (ii) a $2.2 million impairment of goodwill related to our June 2007 acquisition of a healthcare loan origination platform.

Provision for loan losses

During the nine months ended September 30, 2010, we recorded $150.1 million of provisions for loan losses against 11 loans. During the nine months ended September 30, 2009, we recorded an aggregate $113.7 million provision for loan losses against 13 loans.

Valuation allowance on loans held-for-sale

During the nine months ended September 30, 2010 we recorded $6.0 million of valuation allowances on two loans that we classified as held-for-sale to reflect these assets at fair value. During the nine months ended September 30, 2009, we recorded a $10.4 million valuation allowance against two loans that we classified as held-for-sale to reflect these assets at fair value.

Gain on extinguishment of debt

During the third quarter of 2010, we recorded a $648,000 gain on the extinguishment of debt due to realized losses from collateral assets held by consolidated securitization trusts. We recorded no such gains in 2009.

Income (loss) from equity investments

The income from equity investments during the nine months ended September 30, 2010 was primarily $2.5 million from our co-investment in CTOPI. CTOPI’s income for the quarter was largely the result of fair value adjustments on its investment portfolio. The loss from equity investments during the nine months ended September 30, 2009 resulted primarily from our share of losses at both CTOPI and Fund III. The $2.9 million loss recorded in 2009 with respect to CTOPI was also largely derived from fair value adjustments on the underlying investments.

Income tax provision (benefit)

During the nine months ended September 30, 2010, we recorded an income tax provision of $849,000 which was primarily due to differences between GAAP and tax recognition methodologies associated with certain revenue and expense items. During the nine months ended September 30, 2009, we received $408,000 in tax refunds that we recorded as an offset to income tax expense.

Dividends

We did not pay any dividends in the nine months ended September 30, 2010 or 2009.

Index

Liquidity and Capital Resources
Sources of liquidity as of September 30, 2010 include cash on deposit, the net cash flow generated by our interest earning assets described below, interest from unencumbered assets, and investment management fees from private equity funds, CDOs, and special servicing. Uses of liquidity other than those described below related to our secured debt obligations include interest on our senior credit facility and junior subordinated notes, operating expenses, Unfunded Loan Commitments, various commitments to our managed funds, and any dividends necessary to maintain our REIT status. We believe our current sources of capital, coupled with our expectations regarding potential asset dispositions and other transactions, will be adequate to meet our near term cash requirements.

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

Cash Flows

Our consolidated statement of cash flows for the nine months ended September 30, 2010 includes the cash inflows and outflows of the newly consolidated VIEs described in Note 2 to our consolidated financial statements. While this does not impact our net cash flow, it does increase certain gross cash flow disclosures.

We experienced a net decrease in cash of $3.8 million for the nine months ended September 30, 2010, compared to a net decrease of $16.8 million for the nine months ended September 30, 2009.

Cash provided by operating activities during the nine months ended September 30, 2010 was $28.2 million, compared to cash provided by operating activities of $30.1 million during the same period of 2009. The decrease was primarily due to a decrease in our net interest margin.

During the nine months ended September 30, 2010, cash provided by investing activities was $238.7 million, compared to $65.2 million provided by investing activities during the same period in 2009. Excluding $146.0 million of asset principal repayments in the first nine months of 2010 resulting from newly consolidated VIEs, as discussed above, cash provided by investing activities increased by $27.5 million. This increase was primarily due to (i) an additional $6.0 million of asset principal repayments in the first nine months of 2010 (ii) an additional $15.9 million of proceeds collected from the disposition of loans and real estate held-for-sale, and (iii) a decrease of $6.1 million in add-on loan fundings over the same period.

During the nine months ended September 30, 2010, cash used in financing activities was $270.7 million, compared to $112.1 million during the same period in 2009. Excluding $131.8 million of securitized debt repayments in the first nine months of 2010 resulting from newly consolidated VIEs, as discussed above, cash used in financing activities increased by $26.8 million. This increase was primarily due to (i) additional repayments of securitized debt obligations at CT CDOs of $60.1 million during the first nine months of 2010, and (ii) a change in restricted cash of $18.7 million. This was offset by a net decrease of repayments under recourse debt obligations of $49.9 million over the same period.

Capitalization

Our authorized capital stock consists of 100,000,000 shares of $0.01 par value class A common stock, of which 21,962,663 shares were issued and outstanding as of September 30, 2010, and 100,000,000 shares of preferred stock, none of which were outstanding as of September 30, 2010.

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

Index

Repurchase Obligations

As of September 30, 2010, we were party to three master repurchase agreements with three counterparties, with aggregate total outstanding borrowings of $408.1 million. The terms of these agreements are described in Note 8 to our consolidated financial statements.

Senior Credit Facility

As of September 30, 2010, we had $98.4 million outstanding under our senior credit facility at a cash cost of LIBOR plus 3.00% and an all-in cost of 7.20%. The terms of this agreement are described in Note 8 to our consolidated financial statements.

Junior Subordinated Notes

As of September 30, 2010 we had $143.8 million of junior subordinated notes outstanding with a book value of $131.1 million and a current coupon of 1.00% per annum. The terms of these notes are described in Note 8 to our consolidated financial statements.

Non-Recourse Securitized Debt Obligations

As of September 30, 2010, we had non-recourse securitized debt obligations from consolidated VIEs with a total face value of $3.7 billion. The terms of these obligations are described in Note 11 to our consolidated financial statements.

The information concerning the terms of our repurchase agreements, our senior credit facility, our junior subordinated notes, and the non-recourse securitized debt obligations of consolidated VIEs, presented in Notes 8 and 11 to our consolidated financial statements, is incorporated herein by reference.

Contractual Obligations
The following table sets forth information about certain of our contractual obligations as of September 30, 2010:

Contractual Obligations(1)
(in millions)
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Parent company obligations

Recourse debt obligations
Repurchase obligations	$408	$408	$—	$—	$—
Senior credit facility	98	98	—	—	—
Junior subordinated notes	144	—	—	—	144
Total recourse debt obligations	650	506	—	—	144

Unfunded commitments
Loans	1	—	1	—	—
Equity investments(2)	16	—	16	—	—
Total unfunded commitments	17	—	17	—	—

Operating lease obligations	9	1	2	2	4

Total parent company obligations	676	507	19	2	148

Consolidated VIE obligations

Non-recourse securitized debt obligations
CT collateralized debt obligations	1,006	—	—	—	1,006
Other consolidated VIEs	2,757	—	—	—	2,757
Total non-recourse debt obligations	3,763	—	—	—	3,763

Total consolidated VIE obligations	3,763	—	—	—	3,763

Total contractual obligations	$4,439	$507	$19	$2	$3,911

(1)	We are also subject to interest rate swaps for which we cannot estimate future payments due.
(2)
CTOPI’s investment period expires in December 2011, at which point our obligation to fund capital calls will be limited. It is possible that our unfunded capital commitment will not be entirely called, and the timing and amount of such required contributions is not estimable. Our entire unfunded commitment is assumed to be funded by December 2011 for purposes of the above table.

Index

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

As of September 30, 2010, a 100 basis point change in LIBOR would impact our net income by approximately $3.8 million.

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

Index

The following table provides information about our financial instruments that are sensitive to changes in interest rates as of September 30, 2010. For financial assets and debt obligations, the table presents face balance and weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and floating receive interest rates. These notional amounts are used to calculate the contractual cash flows to be exchanged under each contract.

Financial Assets and Liabilities Sensitive to Changes in Interest Rates as of September 30, 2010
(in thousands)

Non-VIE Assets:

	Securities	Loans Receivable	Loans Held-for-Sale	Total
Fixed rate assets	$34,475	$52,247	$16,130	$102,852
Interest rate(1)	8.24%	8.23%	8.55%	8.28%
Floating rate assets	$1,584	$952,789	$60,699	$954,373
Interest rate(1)	5.44%	3.41%	4.76%	3.72%

Non-VIE Debt Obligations:

	Repurchase	Senior	Jr. Subordinated	Participations
	Obligations	Credit Facility	Notes	Sold	Total
Fixed rate debt	$—	$—	$143,753	$—	$143,753
Interest rate(1) (2)	—	—	1.00%	—	1.00%
Floating rate debt	$408,136	$98,393	$—	$288,220	$766,097
Interest rate(1) (2)	1.84%	3.26%	—	3.21%	2.43%

Non-VIE Derivative Financial Instruments:

Notional amounts	$64,172
Fixed pay rate(1)	5.16%
Floating receive rate(1)	0.26%

Assets of Consolidated VIEs:

	Securities	Loans Receivable	Total
Fixed rate assets	$588,697	$233,850	$822,547
Interest rate(1)	6.58%	8.22%	7.05%
Floating rate assets	$25,752	$3,023,769	$3,049,521
Interest rate(1)	1.82%	1.82%	1.82%

Securitized Non-Recourse Debt Obligations of Consolidated VIEs:

		Other
	CT CDOs	Consolidated VIEs	Total
Fixed rate debt	$260,275	$102,579	$362,854
Interest rate(1)	5.31%	7.11%	5.81%
Floating rate debt	$745,511	$2,574,528	$3,320,039
Interest rate(1)	0.77%	0.87%	0.85%

Derivative Financial Instruments of Consolidated VIEs:

Notional amounts	$344,432
Fixed pay rate(1)	4.95%
Floating receive rate(1)	0.26%

(1)	Represents weighted average rates where applicable. Floating rates are based on LIBOR of 0.26%, which is the rate as of September 30, 2010.
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
In addition to the other information discussed in this quarterly report on Form 10-Q, please consider the risk factors provided in our updated risk factors attached as Exhibit 99.1, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial may adversely affect our business, financial condition, or operating results.

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

•	10.1	Securities Purchase Agreement, dated as of May 11, 2004, by and among Capital Trust, Inc., W.R. Berkley Corporation and certain shareholders of Capital Trust, Inc.
•	10.2	Junior Subordinated Indenture, dated as of March 16, 2009, between Capital Trust, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee.
•	10.3	Junior Subordinated Indenture, dated as of May 14, 2009, between Capital Trust, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee.
+ •	10.4
Amendment No. 10 to Master Repurchase Agreement, dated as of March 16, 2009, by and among Capital Trust, Inc, CT RE CDO 2004-1 SUB, LLC, CT RE CDO 2005-1 SUB, LLC, CT XLC Holding, LLC and Morgan Stanley Bank, N.A.

+ •	10.5	Amendment No. 1 to Master Repurchase Agreement, dated as of March 16, 2009, by and among CT BSI Funding Corp., Capital Trust, Inc. and JPMorgan Chase Bank, N.A.
+ •	10.6	Amendment No. 1 to Master Repurchase Agreement, dated as of March 16, 2009, by and among Capital Trust, Inc., CT BSI Funding Corp. and JPMorgan Chase Funding Inc.
+ •	10.7	Amendment No. 3 to Master Repurchase Agreement, dated as of March 16, 2009, by and between Capital Trust, Inc., Citigroup Global Markets, Inc. and Citigroup Financial Products Inc.
+ •	10.8	Pledge and Security Agreement, dated as of March 16, 2009, by and between Capital Trust, Inc. and WestLB AG, New York Branch.
•	31.1	Certification of Stephen D. Plavin, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
•	31.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
•	32.1	Certification of Stephen D. Plavin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
•	32.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
•	99.1	Updated Risk Factors from our Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 2, 2010 with the Securities and Exchange Commission.

•	Filed herewith
+
Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the SEC. The omitted information has been filed separately with the SEC pursuant to our application for confidential treatment.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL TRUST, INC.

October 26, 2010	/s/ Stephen D. Plavin
Date	Stephen D. Plavin Chief Executive Officer (Principal executive officer)

October 26, 2010	/s/ Geoffrey G. Jervis
Date	Geoffrey G. Jervis Chief Financial Officer (Principal financial officer and Principal accounting officer)