Form 10-K
period 2010-12-31
CAPITAL TRUST INC
filed 2011-03-31
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
$0.01 par value (“class A common stock”) Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐ (not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

MARKET VALUE
The aggregate market value of the outstanding class A common stock held by non-affiliates of the registrant was approximately $28,868,388 as of June 28, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.

OUTSTANDING STOCK
As of March 23, 2011 there were 21,944,273 outstanding shares of class A common stock. The class A common stock is listed on the New York Stock Exchange (trading symbol “CT”).

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Commission within 120 days after the close of the registrant’s fiscal year.

CAPITAL TRUST, INC.

i

Index

PART I

Item 1.	Business

References herein to “we,” “us” or “our” refer to Capital Trust, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.

Overview

We are a fully integrated, self-managed, real estate finance and investment management company that specializes in credit sensitive financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. From the inception of our finance business in 1997 through December 31, 2010, we have completed over $11.6 billion of investments in the commercial real estate debt arena. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes. We are traded on the New York Stock Exchange under the symbol “CT”, and are headquartered in New York City.

Operating Segments

Segment revenue and profit information is presented in Note 20 to our consolidated financial statements.

Current Market Conditions

Despite recent improvement, the U.S economy and many economies around the world continue to be in a state of economic volatility. In addition, the global capital markets, while also improving, continue to be impaired relative to pre-recession levels. The recession and capital markets turmoil have severely impacted the commercial real estate sector resulting in: (i) decreased property level cash flows and (ii) a relative lack of capital, both debt and equity, necessary for markets to function in an orderly manner. In addition, properties financed prior to the credit crisis generally remain overleveraged and create a headwind for the normalization of the commercial real estate property and capital markets. These factors have combined to create significant decreases in property values relative to pre-recession levels, and have and will continue to impact the performance of our existing portfolio of assets. Conversely, these factors create opportunities for well capitalized and experienced commercial real estate investors.

March 2011 Restructuring

On March 31, 2011, we restructured, amended, or extinguished all of our outstanding recourse debt obligations, which we refer to as our March 2011 restructuring. The March 2011 restructuring involved: (i) the contribution of certain of our legacy assets to a newly formed subsidiary, CT Legacy REIT Mezz Borrower, Inc., or CT Legacy REIT, (ii) the assumption of our legacy repurchase obligations by CT Legacy REIT, and (iii) the extinguishment of our senior credit facility and junior subordinated notes. The restructuring was financed by a new $83.0 million mezzanine loan from an affiliate of Five Mile Capital Partners LLC, or Five Mile, to CT Legacy REIT, and the issuance of equity interests in CT Legacy REIT to our former junior subordinated note holders and former lenders under our senior credit facility, as well as to an affiliate of Five Mile.

CT Legacy REIT

In connection with the restructuring, we transferred substantially all of our directly held interest earning assets to CT Legacy REIT. The transferred assets include: (i) all of the loans and securities which serve as collateral for the legacy repurchase obligations, except for certain subordinate interests in CT CDO I and II, (ii) our subordinate interests in CT CDO III, and (iii) 100% of our previously unencumbered loans and securities, which we collectively refer to as our Legacy Assets.

CT Legacy REIT, which will elect to be taxed as a REIT commencing in 2011, is owned 51.6% by us, 24.2% by an affiliate of Five Mile, and 24.2% by the former lenders under our senior credit facility. In addition, the former holders of our junior subordinated notes received a subordinate class of common equity in CT Legacy REIT, which is described below. Capital Trust, Inc. will manage CT Legacy REIT and the Legacy Assets as a liquidating portfolio.

Index

In addition to our interest in the common stock of CT Legacy REIT, we also own 100% of its class A preferred stock. The class A preferred stock initially entitles us to cumulative preferred dividends of $7.5 million per annum, which dividends will reduce in 2013 as the portfolio of Legacy Assets repays or is sold.

Repurchase Obligations

Our $339.6 million of legacy repurchase obligations with JP Morgan, Morgan Stanley and Citigroup were assumed by wholly-owned subsidiaries of CT Legacy REIT, and the recourse to Capital Trust, Inc. was eliminated. In addition, the facilities were amended with the following terms:

•	Each of the repurchase lenders received cash pay downs equal to 10% of their outstanding balances, in the aggregate $33.9 million.

•
Except for certain key man provisions, all restrictive covenants governing the operations of Capital Trust, Inc. were eliminated, including covenants restricting employee compensation, dividend payments, and new balance sheet investments.

•	Net interest margin sweep and periodic amortization provisions were eliminated.

•	All forms of margin call or similar requirements under the facilities were eliminated.

•
Maturity dates were extended to March 31, 2014 in the case of JPMorgan and March 31, 2013 in the cases of Morgan Stanley and Citigroup, subject in all three cases to periodic required repayment thresholds.

•
Interest rates were increased to LIBOR + 2.50% per annum in the cases of JPMorgan and Morgan Stanley, and LIBOR + 1.50% per annum in the case of Citigroup, subject in all three cases to periodic rate increases over the term of each respective facility.

Senior Credit Facility

Our $98.1 million senior credit facility was fully satisfied and all collateral for the senior credit facility was released in exchange for (i) a cash payment of $22.9 million, (ii) a 24.2% equity interest in the common stock of CT Legacy REIT, and (iii) $2.8 million of Secured Notes, as defined and discussed below.

Junior Subordinated Notes

Our $143.8 million of junior subordinated notes were fully satisfied in exchange for (i) a cash payment of $4.6 million, (ii) 100% of the subordinate common stock of CT Legacy REIT, and (iii) $5.0 million of Secured Notes, as defined and discussed below. The subordinate common stock of CT Legacy REIT entitles its holders to receive approximately 25% of the payments otherwise due to us on our equity interest in the common stock of CT Legacy REIT, after aggregate cash distributions of $50.0 million have been paid to all other classes of common stock.

Mezzanine Loan

CT Legacy REIT entered into an $83.0 million mezzanine loan that carries a 15.0% per annum interest rate, of which 7.0% per annum may be deferred, and that matures on March 31, 2016. The mezzanine loan is not recourse to Capital Trust, Inc. except for certain limited non-recourse, “bad boy” carve outs. Proceeds from the mezzanine loan were used to (i) extinguish the senior credit facility, (ii) extinguish the junior subordinated notes, (iii) provide for the cash pay downs of the repurchase obligations, (iv) pay transaction expenses, and (v) establish liquidity reserves at CT Legacy REIT.

The mezzanine loan is collateralized by 100% of the equity interests in a subsidiary of CT Legacy REIT, which in-turn owns all of our Legacy Assets, subject in-part to the repurchase obligations. Five Mile has consent rights with respect to material actions on the Legacy Assets such as material modifications, sales, and/or the pursuit of certain remedies with regard to the Legacy Assets. The mezzanine loan also contains covenants that (i) prohibit CT Legacy REIT from paying common stock cash dividends until the mezzanine loan has been repaid, (ii) prohibit us from selling or otherwise transferring our equity interests in CT Legacy REIT, and (iii) require the continued employment of certain key employees.

Index

In addition, an affiliate of Five Mile acquired a 24.2% equity interest in the common stock of CT Legacy REIT in conjunction with the making of the mezzanine loan.

Capital Trust, Inc.

Following the completion of the March 2011 restructuring, we no longer have any recourse debt obligations, and retained unencumbered ownership of (i) our investment management platform, CT Investment Management Co., LLC, (ii) our co-investment in CT Opportunity Partners I, LP, (iii) our residual ownership interests in CT CDOs I, II, and IV, and (iv) our tax-basis net operating losses. Furthermore, as described above, we retained a 51.6% equity interest in CT Legacy REIT. Our net economic interest in CT Legacy REIT is, however, subject to (i) the Secured Notes, as defined and discussed below, (ii) a management incentive plan, as discussed below, and (iii) the subordinate common stock of CT Legacy REIT owned by our former junior subordinate note holders.

Secured Notes

In conjunction with the satisfaction of the senior credit facility and the junior subordinated notes, a wholly-owned subsidiary issued Secured Notes to our former creditors, which Secured Notes are not recourse to us. The Secured Notes have an aggregate initial face balance of $7.8 million and are secured by 93.5% of our equity interests in CT Legacy REIT, which represents 48.3% of the total common stock of CT Legacy REIT. The Secured Notes mature on March 31, 2016 and bear interest at a rate of 8.2% per annum, which interest may be deferred until maturity. All dividends we receive from our equity interests in the common stock of CT Legacy REIT which serve as collateral under the Secured Notes must be used to pay, or prepay, interest and principal due thereunder. Any prepayment, or partial prepayment, of the Secured Notes will incur a prepayment premium.

Management Incentive Plan

The management incentive plan includes incentive awards issued under our long term incentive plan. The awards provide payments to certain senior level employees equal to 6.75% of the total recovery (subject to certain caps) of our Legacy Assets, net of CT Legacy REIT’s obligations.

Developments during Fiscal Year 2010

In March 2009, we restructured all of our recourse debt obligations and have since been operating under the terms of the restructuring. Our then restructured debt obligations contained now eliminated covenants that required us to cease our balance sheet investment activities. Therefore, since the 2009 restructuring, our investment activity has been limited to investments for our investment management vehicles. During the year ended December 31, 2010, we originated $409.8 million (on a gross basis) of new investments in 20 separate transactions for our investment management vehicles.

On January 1, 2010, we adopted new accounting guidance which changed the criteria for consolidation of variable interest entities, or VIEs. This adoption increased our balance sheet interest earning assets from $1.8 billion to $4.5 billion as we consolidated VIEs that had previously been recorded on a net basis as investments in securities.

Since January 1, 2010, our balance sheet interest earning assets were reduced by $616.6 million to $3.9 billion. The primary sources of the decrease were (i) principal repayments of $355.4 million, (ii) provisions and impairments of $226.8 million, and (iii) loan sales and transfers to real estate owned of $37.4 million.

The adoption of this new consolidation guidance also required us to consolidate the liabilities of the aforementioned VIEs, increasing our balance sheet interest earning liabilities from $1.7 billion to $4.6 billion. Since January 1, 2010, our liabilities decreased as our recourse liabilities continued to be governed by the terms of our March 2009 restructuring and our non-recourse liabilities were subject to some degree of, if not complete, cash redirection and/or hyper-amortization.

Index

As a result of our March 2009 debt restructuring and the redirection of cash flow from our collateralized debt obligations, or CT CDOs, and other securitization vehicles, our liquidity continued to be negatively impacted during 2010. Cash declined by $3.5 million during 2010 due primarily to the redirection of principal and interest payments from our assets to amortize both our recourse and non-recourse debt obligations. This was partially offset by $16.7 million of management and special servicing fees generated by our investment management platform. Having removed certain negative covenants imposed by the 2009 restructuring and eliminated parent-level recourse debt obligations, we believe that we are in an improved position to pursue new financing and capital raising opportunities, but can provide no assurance that any such financing and capital can be obtained.

Our active investment management mandates, which were not restricted by our restructured debt obligations, are described below:

•
CT High Grade Partners II, LLC, or CT High Grade II, is currently investing capital. The fund closed in June 2008 with $667 million of commitments from two institutional investors. Currently, $176 million of committed equity remains undrawn. In May 2010, the fund’s investment period was extended to May 30, 2011. The fund targets senior debt opportunities in the commercial real estate debt sector and does not employ leverage. We earn a base management fee of 0.40% per annum on invested capital.

•
CT Opportunity Partners I, LP, or CTOPI, is currently investing capital. The fund held its final closing in July 2008 with $540 million in total equity commitments from 28 institutional and individual investors. Currently, $319 million of committed equity remains undrawn. We have a $25 million commitment to invest in the fund ($10 million currently funded, $15 million unfunded) and entities controlled by the chairman of our board of directors have committed to invest $20 million. In May 2010, the fund’s investment period was extended to December 13, 2011. The fund targets opportunistic investments in commercial real estate, specifically high yield debt, equity and hybrid instruments, as well as non-performing and sub-performing loans and securities. During 2010, we earned base management fees of 0.6% per annum of unfunded equity commitments and 1.3% per annum of invested capital through December 13, 2010. Subsequent to December 13, 2010, we earned base management fees of 1.3% per annum of invested capital, which fee will continue throughout the life of the fund. In addition, we earn net incentive management fees of 17.7% of profits after a 9% preferred return and a 100% return of capital.

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

•
CT Mezzanine Partners III, Inc., or Fund III, a $425 million fund we co-sponsored with a joint venture partner, liquidated in the ordinary course in September 2010, resulting in a return to our investors of 11.5%.

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

Index

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

Creative financial structuring is the second critical element of our platform. In our direct investment programs, we strive to design a customized structure for each investment that provides us with the necessary credit, yield and protective structural features while meeting the varying, and often complex, needs of our clients. We believe our demonstrated ability to structure creative solutions gives us a distinct competitive advantage in the marketplace. In the structured products arena, our broad capital markets expertise enables us to better analyze the risks and opportunities embedded in complex vehicles such as CMBS and synthetic securities.

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

Index

Business Model

As depicted below, our business model is designed to produce a unique mix of net interest income from our balance sheet investments and fee income from our investment management and special servicing operations.

We have historically allocated opportunities between our balance sheet and investment management vehicles based upon our assessment of the availability and relative cost of capital, the risk and return profiles of each investment and applicable regulatory requirements. The restructuring of our secured and unsecured debt obligations in 2009 had consequences for our historical business in that we agreed to covenants that required us to effectively cease our balance sheet investment activities. Subsequent to December 31, 2010, these covenants have been eliminated in connection with our March 2011 restructuring. We can now resume our balance sheet investment activities and we will continue to carry out investment activities for our investment management vehicles, consistent with our previous strategies and the investment mandates for each respective vehicle.

We operate our business to qualify as a REIT for federal income tax purposes. We manage our balance sheet investments to produce a portfolio that meets the asset and income tests necessary to maintain our REIT qualification and conduct our investment management business through our wholly-owned subsidiary, CT Investment Management Co., LLC, or CTIMCO, which is subject to federal, state and city income tax.

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

Index

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

•
CMBS—These are securities collateralized by pools of individual first mortgage loans. Cash flows from the underlying mortgages are aggregated and allocated to the different classes of securities in accordance with their seniority, typically ranging from the AAA-rated through the unrated, first loss tranche. Administration and servicing of the pool is performed by a trustee and servicers, who act on behalf of all security holders in accordance with contractual agreements. When achievable, we obtain designation as the special servicer for the CMBS trusts in which we have appropriate ownership interests, enabling us to control the resolution of matters which require special servicer approval. We also include select investments in CDOs in this category.

Business Plan

Our near term business plan is to continue to manage our balance sheet investments, a substantial portion of which are held by CT Legacy REIT, and our existing investment management vehicles through the current volatile market. In addition to these activities, we continue to invest for our investment management vehicles and grow our third-party special servicing business. Finally, with the elimination of our legacy recourse debt and its restrictive covenants, we will look to resume our balance sheet investment activities and raise new capital.

Competition

We are engaged in a competitive business. In our investment activities, we compete for opportunities with numerous public and private investment vehicles, including financial institutions, specialty finance companies, mortgage banks, pension funds, opportunity funds, hedge funds, REITs and other institutional investors, as well as individuals. Many competitors are significantly larger than us, have well established operating histories and may have greater access to capital, more resources and other advantages over us. These competitors may be willing to accept lower returns on their investments or to compromise underwriting standards and, as a result, our origination volume and profit margins could be adversely affected. In our investment management business, we compete with other investment management companies in attracting third-party capital for our vehicles and many of our competitors are well-established, possessing substantially greater financial, marketing and other resources.

Index

Government Regulation

Our activities in the United States, including the financing of our operations, are subject to a variety of federal and state regulations. In addition, a majority of states have ceilings on interest rates chargeable to certain customers in financing transactions. Furthermore, our international activities are also subject to local regulations.

Employees

As of December 31, 2010, we had 29 full-time employees. Our staff is employed under a co-employment agreement with a third-party human resources firm, Ambrose Employer Group, LLC. None of our employees are covered by a collective bargaining agreement and management considers the relationship with our employees to be good. In addition to our staff in New York, we contract for the services of 15 additional dedicated professionals employed by a commercial real estate underwriting services firm in Chennai, India.

Website Access to Reports

We maintain a website at http://www.capitaltrust.com. We are providing the address to our website solely for the information of investors. We do not intend to incorporate the contents of the website into this report. Through our website, we make available, free of charge, our annual proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish them to, the Securities and Exchange Commission, or the SEC. The SEC maintains a website that contains these reports at http://www.sec.gov.

Index

Item 1A.	Risk Factors

FORWARD LOOKING INFORMATION

Our Annual Report on Form l0-K for the year ended December 31, 2010, our 2010 Annual Report, any of our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K of the Company, or any other oral or written statements made in press releases or otherwise by or on behalf of Capital Trust, Inc., may contain forward looking statements within the meaning of the Section 21E of the Securities and Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward looking statements predict or describe our future operations, business plans, business and investment strategies and portfolio management and the performance of our investments and our investment management business. These forward looking statements are identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” and “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. We assume no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

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

•
events, contemplated or otherwise, such as acts of God including hurricanes, earthquakes, and other natural disasters, acts of war and/or terrorism (such as the events of September 11, 2001) and others that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investment;

•	the cost of operating our platform, including, but not limited to, the cost of operating a real estate investment platform and the cost of operating as a publicly traded company;

•
authoritative generally accepted accounting principles, or GAAP, or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission, or SEC, Internal Revenue Service, or IRS, the New York Stock Exchange, or NYSE, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business; and

•	the risk factors set forth below, including those related to the restructuring of our debt obligations and the implementation of our tax benefits preservation plan.

Index

Risks Related to Our Investment Activities

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

Our portfolio is comprised of debt and related interests, directly or indirectly secured by commercial real estate. A significant portion of these investments are in subordinate positions, increasing the risk profile of our investments as underlying property performance deteriorates. Furthermore, we have leveraged our portfolio at the corporate level, effectively further increasing our exposure to loss on our investments. The recent financial market turmoil and economic recession has resulted in a material deterioration in the value of commercial real estate and dramatically reduced the amount of capital to finance the commercial real estate industry (both at the property and corporate level). Given the composition of our portfolio, the leverage in our capital structure and the continuing negative impact of the commercial real estate market turmoil, the risks associated with our business have dramatically increased. Even with our March 2009 and March 2011 debt restructurings, we may not be able to satisfy our obligations to our lenders. The impact of the economic recession on the commercial real estate sector in general, and our portfolio in particular, cannot be predicted and we expect to experience significant defaults by borrowers and other impairments to our investments. These events may trigger defaults under our restructured debt obligations that may result in the exercise of remedies that may cause severe (and potentially complete) losses in the book value of our investments. Therefore, an investment in our class A common stock is subject to a high degree of risk.

We need to recapitalize our business in order to commence balance sheet investment activity and this may involve a high cost of capital and significant dilution to our shareholders.

In order to commence balance sheet investment activity, we will need to obtain substantial additional capital for which we can provide no assurances. The capital markets have not completely recovered from the financial crisis and any new capital raise may be at a high cost and/or involve significant dilution to our shareholders.

The U.S. and other financial markets have been in turmoil, and the U.S. and other economies in which we invest are in the midst of an economic recession that can be expected to negatively impact our operations.

The U.S. and other financial markets have been experiencing extreme dislocations and a severe contraction in available liquidity globally as important segments of the credit markets are frozen as lenders are unwilling or unable to originate new credit. Global financial markets have been disrupted by, among other things, volatility in security prices, credit rating downgrades, sovereign debt default concerns, currency devaluation, and the failure and near failure of a number of large financial institutions and declining valuations, and this disruption has been acute in real estate related markets. This disruption has lead to a decline in business and consumer confidence and increased unemployment and has precipitated an economic recession around the globe where recoveries have been weak and may not be sustained. As a consequence, owners and operators of commercial real estate that secure or back our investments have experienced distress and commercial real estate values have declined substantially. We are unable to predict the likely duration or severity of the current disruption in financial markets and adverse economic conditions which could materially and adversely affect our business, financial condition and results of operations, including leading to significant impairment to our assets and our ability to generate income.

Index

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

Index

A prolonged economic slowdown, a lengthy or severe recession characterized by a weak recovery, a continuing credit crisis, or declining real estate values could harm our operations or may adversely affect our liquidity.

We believe the risks associated with our business are more severe during periods of economic slowdown or recession like those we are currently experiencing, particularly if these periods are accompanied by declining real estate values. The recent dislocation of the global credit markets and anticipated collateral consequences to commercial activity of businesses unable to finance their operations as required has lead to a weakening of general economic conditions and precipitated declines in real estate values and otherwise exacerbated troubled borrowers’ ability to repay loans in our portfolio or backing our CMBS. We have made loans to hotels, an industry whose performance has been severely impacted by the current recession. Declining real estate values would likely reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of or investment in additional properties, which in turn could lead to fewer opportunities for our investment. Borrowers may also be less able to pay principal and interest on our loans as the real estate economy continues to weaken. Continued weakened economic conditions could negatively affect occupancy levels and rental rates in the markets in which the collateral supporting our investments are located, which, in turn, may have a material adverse impact on our cash flows and operating results of our borrowers. Further, declining real estate values like those occurring in the commercial real estate sector significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our basis in the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to operate our investment management business, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our share price.

We are exposed to the risks involved with making subordinated investments.

Our subordinated investments involve the risks attendant to investments consisting of subordinated loans and similar positions. Subordinate positions incur losses before the senior positions in a capital structure and, as a result, foreclosures on the underlying collateral can reduce or eliminate the proceeds available to satisfy our subordinate investment. Also, in certain cases where we experience appraisal reductions, we may lose our controlling class status or special servicer designation rights. In many cases, management of our investments and our remedies with respect thereto, including the ability to foreclose on or direct decisions with respect to the collateral securing such investments, is subject to the rights of senior lenders and the rights set forth in inter-creditor or servicing agreements. Our interests and those of the senior lenders and other interested parties may not be aligned, which can lead to disputes and litigation.

We are subject to counterparty risk associated with our debt obligations and interest rate swaps.

Our counterparties for these critical financial relationships include both domestic and international financial institutions. Many of them have been severely impacted by the credit market turmoil and have been experiencing financial pressures. In some cases, our counterparties have filed bankruptcy, leading to financial losses for us.

We may guarantee many of our debt and contingent obligations.

We may guarantee the performance of many of our obligations, including, but not limited to, our repurchase agreements, derivative agreements, obligations to co-invest in our investment management vehicles and unsecured indebtedness. The non-performance of such obligations may cause losses to us in excess of the capital we initially may have invested or committed under such obligations and there is no assurance that we will have sufficient capital to cover any such losses.

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

Index

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

Accounting for derivatives under GAAP is extremely complicated. Any failure by us to account for our derivatives properly in accordance with GAAP on our consolidated financial statements could adversely affect our earnings. In particular, cash flow hedges which are not perfectly correlated (and appropriately designated and/or documented as such) with a variable rate financing will impact our reported income as gains, and losses on the ineffective portion of such hedges.

Our use of leverage may create a mismatch with the duration and index of the investments that we are financing.

We attempt to structure our leverage to minimize the difference between the term of our investments and the leverage we use to finance each investment. In March 2009 and March 2011, we restructured our recourse debt obligations; however, there can be no assurances that our restructuring will enable the successful collection of our assets. The risks of a duration mismatch are further magnified by the trends we are experiencing in our portfolio which results from extending loans made to our borrowers in order to maximize the likelihood and magnitude of our recovery on our assets. This trend effectively extends the duration of our assets, while our liabilities have set maturity dates.

Index

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

Recent developments with our CDO financings have negatively impacted our cash flow.

The terms of CDOs generally provide that the principal amount of investments must exceed the principal balance of the related bonds by a certain amount and that interest income exceeds interest expense by a certain ratio. Certain of our CT CDOs provide that, if defaults, losses, or rating agency downgrades cause a decline in collateral value or cash flow levels, the cash flow otherwise payable to our retained subordinated classes may be redirected to repay classes of CDOs senior to ours until the tests are returned to compliance. We have breached these tests and cash flow has been redirected for three of our four CT CDOs and there can be no assurances that this will not occur with the remaining CT CDO. Once breached there is no certainty about when or if the cash flow redirection will remedy the tests’ failure or that cash flow will be restored to our subordinated classes. Other than collateral management fees, we currently receive cash payments from only one of our four CDOs, CDO III, which has caused a material deterioration in our cash flow available for operations, debt service, debt repayments and unfunded loan and fund management commitments.

Index

We may be required to repurchase loans that we have sold or to indemnify holders of our CDOs.

If any of the loans we originate or acquire and sell or securitize through our CT CDOs do not comply with representations and warranties that we make about certain characteristics of the loans, the borrowers and the underlying properties, we may be required to repurchase those loans or replace them with substitute loans. In addition, in the case of loans that we have sold instead of retained, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to carry on our books, and our ability to borrow against such assets is limited. Any significant repurchases or indemnification payments could adversely affect our financial condition and operating results.

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

In general, losses on an asset securing a mortgage loan included in a securitization will be borne first by the equity holder of the property and then by the most junior security holder, referred to as the “first loss” position. In the event of default and the exhaustion of any equity support and any classes of securities junior to those in which we invest (and in some cases we may be invested in the junior-most classes of securitizations), we may not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage backed securities, the securities in which we invest may incur significant losses. Subordinate interests generally are not actively traded and are relatively illiquid investments and recent volatility in CMBS trading markets has caused the value of these investments to decline.

The prices of lower credit quality CMBS are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns and underlying borrower developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality CMBS because the ability of borrowers to make principal and interest payments on the mortgages underlying the mortgage backed securities may be impaired, as has occurred throughout the recent economic recession and weak recovery. In such event, existing credit support in the securitization structure may be insufficient to protect us against the loss of our principal on these securities.

Index

We may have difficulty or be unable to sell some of our loans and commercial mortgage backed securities.

A prolonged period of frozen capital markets, decline in commercial real estate values and an out of favor real estate sector may prevent us from selling our loans and CMBS. Given the terms of our March 2011 debt restructuring, we may be forced to sell assets in order to meet required debt reduction levels. If the market for real estate loans and CMBS is disrupted or dislocated, this may be difficult or impossible, causing further losses or events of default.

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

Index

Risks Related to Our Investment Management Business and Management of CDOs

Our current financial condition may adversely impact our investment management business.

In large part, our ability to raise capital and garner other investment management and advisory business is dependent upon our reputation as a balance sheet manager and credit underwriter, as well as the ability to demonstrate that we have the resources to manage and co-invest in our internal funds. Our recent losses and the March 2009 and March 2011 debt restructuring may have a negative impact on our reputation. In addition, further credit deterioration in our balance sheet portfolio and our overall financial condition could jeopardize our status as an approved special servicer from the three major rating agencies, which would impair our ability to generate future servicing revenues.

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

Index

CTIMCO’s role as collateral manager for our CT CDOs and investment manager for our funds may expose us to liabilities to investors.

We are subject to potential liabilities to investors as a result of CTIMCO’s role as collateral manager for our CT CDOs and our investment management business generally. In serving in such roles, we could be subject to claims by CDO investors and investors in our funds that we did not act in accordance with our duties under our CDO and investment fund documentation or that we were negligent in taking or refraining from taking actions with respect to the underlying collateral in our CT CDOs or in making investments. In particular, the discretion that we exercise in managing the collateral for our CT CDOs and the investments in our investment management business could result in liability due to the current negative conditions in the commercial real estate market and the inherent uncertainties surrounding the course of action that will result in the best long term results with respect to such collateral and investments. This risk could be increased due to the affiliated nature of our roles. If we were found liable for our actions as collateral manager or investment manager and we were required to pay significant damages to our CT CDO and investment advisory investors, our financial condition could be materially adversely effected.

Our investment management agreements contain “clawback” provisions which may require repayment of incentive management fees previously received by us.

As part of our investment management business we earn incentive fees based on the performance of certain of our investment management vehicles. The investment management agreements which govern our relationships with these vehicles contain “clawback” provisions which may require the repayment of incentive fees previously received by us. If certain predetermined performance thresholds are not met upon the ultimate dissolution of such entities, we could be required to refund either a portion, or all of incentive fees previously received.

Risks Related to Our Company

We are dependent upon our senior management team to develop and operate our business.

Our ability to develop and operate our business depends to a substantial extent upon the experience, relationships and expertise of our senior management and key employees. We cannot assure you that these individuals will remain in our employ. Our chief executive officer, Stephen D. Plavin, our chief financial officer, Geoffrey G. Jervis, and our chief credit officer, Thomas C. Ruffing, are currently not employed pursuant to employment agreements. There can be no assurance that Messrs. Plavin, Jervis, and Ruffing will enter into new employment agreements pursuant to which they agree to long-term employment with us. In addition, the departure of any two of Messrs. Plavin, Jervis, and Ruffing from their employment with us constitutes an event of default under our restructured debt obligations unless we hire suitable replacements acceptable to the lenders.

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

Index

We must manage our portfolio in a manner that allows us to rely on an exclusion from registration under the Investment Company Act of 1940 in order to avoid the consequences of regulation under that Act.

We rely on an exclusion from registration as an investment company afforded by Section 3(c)(5)(C) of the Investment Company Act of 1940, as amended. Under this exclusion, we are required to maintain, on the basis of positions taken by the SEC staff in interpretive and no-action letters, a minimum of 55% of the value of the total assets of our portfolio in “mortgages and other liens on and interests in real estate,” which we refer to as “Qualifying Interests,” and a minimum of 80% in Qualifying Interests and real estate related assets. Because registration as an investment company would significantly affect our ability to engage in certain transactions or to organize ourselves in the manner we are currently organized, we intend to maintain our qualification for this exclusion from registration. In the past, based on SEC staff positions, when required due to the mix of assets in our balance sheet portfolio, we have purchased all of the outstanding interests in pools of whole residential mortgage loans, which we treat as Qualifying Interests. Investments in such pools of whole residential mortgage loans may not represent an optimum use of our investable capital when compared to the available investments we target pursuant to our investment strategy. These investments present additional risks to us, and these risks are compounded by our inexperience with such investments. We continue to analyze our investments and may acquire other pools of whole loan residential mortgage backed securities when and if required for compliance purposes.

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

Changes in accounting pronouncements have materially changed the presentation and content of our financial statements.

Beginning January 1, 2010, we adopted new accounting guidance which required us to consolidate certain securitization trust entities in which we have subordinate investments. This consolidation resulted in a significant increase to our GAAP-basis assets and liabilities, which may be misleading to readers of our financial statements. In addition, we are required to record losses under GAAP on consolidated assets which may be in excess of our economic interest in the respective consolidated entities.

Index

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

In the event we experience an “ownership change” for purposes of Section 382 of the Internal Revenue Code, of 1986, as amended, our ability to utilize our net operating losses and net capital losses against future taxable income will be limited, increasing our dividend distribution requirement for which we may not have sufficient cash flow.

We have substantial net operating and net capital loss carry forwards which we use to offset our tax and/or distribution requirements. In the event that we experience an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, our ability to use these losses will be effectively eliminated. An “ownership change” is determined based upon the changes in ownership that occur in our class A common stock for a trailing three year period. Such change provisions may be triggered by regular trading activity in our common stock, and are generally beyond our control. Our efforts, including a recently adopted Rights Agreement, to preserve these tax benefits may significantly constrain our ability to raise additional capital through offerings of common stock.

Risks Relating to Our Class A Common Stock

Sales or other dilution of our equity may adversely affect the market price of our class A common stock.

In connection with restructuring our debt obligations, we issued warrants to purchase 3,479,691 shares of our class A common stock, which represents approximately 15.5% of our outstanding common stock and stock units as of March 23, 2011. These warrants become exercisable on March 16, 2012. The market price of our class A common stock could decline as a result of sales of a large number of shares of class A common stock acquired upon exercise of the warrants in the market. If the warrants are exercised, the issuance of additional shares of class A common stock would dilute the ownership interest of our existing shareholders.

Because a limited number of shareholders, including members of our management team, own a substantial number of our shares, they may make decisions or take actions that may be detrimental to your interests.

Our executive officers and directors, along with vehicles for the benefit of their families, collectively own and control 1,550,283 shares of our common stock representing approximately 6.9% of our outstanding common stock and stock units as of March 23, 2011. W. R. Berkley Corporation, or WRBC, which employs one of our directors, owns 3,843,413 shares of our common stock, which represents approximately 17.1% of our outstanding common stock and stock units as of March 23, 2011. By virtue of their voting power, these shareholders have the power to significantly influence our affairs and are able to influence the outcome of matters required to be submitted to shareholders for approval, including the election of our directors, amendments to our charter, mergers, sales of assets and other acquisitions or sales. The influence exerted by these shareholders over our affairs might not be consistent with the interests of some or all of our other shareholders. In addition, the concentration of ownership in our officers or directors or shareholders associated with them may have the effect of delaying or preventing a change in control of our company, including transactions in which you might otherwise receive a premium for your class A common stock, and might negatively affect the market price of our class A common stock.

Index

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

Index

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

We are also subject to the Maryland Control Share Acquisition Act. With certain exceptions, the Maryland General Corporation Law provides that “control shares” of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiring person or by our officers or by our directors who are our employees, and may be redeemed by us. “Control shares” are voting shares which, if aggregated with all other shares owned or voted by the acquirer, would entitle the acquirer to exercise voting power in electing directors within one of the specified ranges of voting power. A person who has made or proposes to make a control share acquisition, upon satisfaction of certain conditions, including an undertaking to pay expenses, may compel our board to call a special meeting of shareholders to be held within 50 days of demand to consider the voting rights of the “control shares” in question. If no request for a meeting is made, we may present the question at any shareholders’ meeting.

If voting rights are not approved at the shareholders’ meeting or if the acquiring person does not deliver the statement required by Maryland law, then, subject to certain conditions and limitations, we may redeem for fair value any or all of the control shares, except those for which voting rights have previously been approved. If voting rights for control shares are approved at a shareholders’ meeting and the acquirer may then vote a majority of the shares entitled to vote, then all other shareholders may exercise appraisal rights. The fair value of the shares for purposes of these appraisal rights may not be less than the highest price per share paid by the acquirer in the control share acquisition. The control share acquisition statute does not apply to shares acquired in a merger, consolidation or share exchange if we are not a party to the transaction, nor does it apply to acquisitions approved or exempted by our charter or bylaws. Our bylaws contain a provision exempting certain holders identified in our bylaws from this statute, including WRBC, family partnerships controlled separately by two of our former executive officers and directors, and a limited liability company indirectly controlled by a trust for the benefit of Samuel Zell and his family.

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

As with any public company, a number of factors may impact the trading price of our class A common stock, many of which are beyond our control. These factors include, in addition to other risk factors mentioned in this section:

•	the level of institutional interest in us;

•	the perception of REITs generally and REITs with portfolios similar to ours, in particular, by market professionals;

•	the attractiveness of securities of REITs in comparison to other companies;

•	the market’s perception of our ability to successfully manage our portfolio; and

Index

•	the general economic environment and the commercial real estate property and capital markets.

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

Our shares of class A common stock may be delisted from the NYSE if the price per share trades below $1.00 for an extended period of time, which could negatively affect our business, our financial condition, our results of operations and our ability to service our debt obligations.

Our class A common stock at times has traded below $1.00. In the event the average closing price of our class A common stock for a 30-day period is below $1.00, our stock could be delisted from the NYSE. The threat of delisting and/or a delisting of our class A common stock could have adverse effects by, among other things:

•	reducing the trading liquidity and market price of our class A common stock;

•	reducing the number of investors willing to hold or acquire our class A common stock, thereby further restricting our ability to obtain equity financing; and

•	reducing our ability to retain, attract and motivate directors, officers and employees.

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

Index

There are no assurances that we will be able to pay dividends in the future.

We expect in the future when we generate taxable income to pay quarterly dividends and to make distributions to our shareholders in amounts so that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with our compliance with other requirements, should enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. There are no assurances that we will be able to pay dividends in the future, and we may use our substantial net operating losses carried forward to offset future taxable income, and therefore reduce our dividend requirements. In addition, some of our distributions may include a return of capital, which would reduce the amount of capital available to operate our business. There have also been recent changes to the Internal Revenue Code that would allow us to pay required dividends in the form of additional shares of common stock equal in value up to 90% of the required dividend.

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

Index

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

Certain of our legacy assets are subject to separate REIT qualifications and restrictions as a result of our March 2011 debt restructuring.

In conjunction with our March 2011 debt restructuring, we transferred certain of our legacy assets to CT Legacy REIT, a special purpose entity which will elect to be taxed as a REIT for purposes of federal income taxes. As a REIT, CT Legacy REIT is generally subject to the same risks described above with respect to distribution requirements, limitations on the types and quantities of permissible assets and income, and penalties for non-compliance with REIT regulations. As a result of restrictions under our mezzanine loan at CT Legacy REIT, cash distributions cannot be made to the shareholders of CT Legacy REIT until such debt has been fully repaid. Should a dividend be required to comply with REIT regulations, CT Legacy REIT may declare a “consent dividend” which will pass a pro-rata share of its taxable income to us without a corresponding cash payment.

In addition, CT Legacy REIT is generally precluded from making new investments, and a portion of the legacy assets which are held by CT Legacy REIT may not qualify as REIT real estate assets. Accordingly, there is a risk that as the portfolio liquidates in the ordinary course, the asset mix at CT Legacy REIT, or income thereon, may violate REIT regulations and force CT Legacy REIT to either sell assets, potentially at disadvantageous prices, and/or terminate REIT status, which could result in material taxes and penalties, and which would constitute a default under the mezzanine loan.

Index

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

Item 4.	(Removed and Reserved)

Index

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our class A common stock is listed for trading on the NYSE under the symbol “CT.” The table below sets forth, for the calendar quarters indicated, the reported high and low sale prices for our class A common stock as reported on the NYSE composite transaction tape and the per share cash dividends declared on our class A common stock.

	High	Low	Dividend
2010
Fourth quarter	$1.80	$1.15	$0.00
Third quarter	1.90	1.52	0.00
Second quarter	2.81	1.52	0.00
First quarter	1.89	1.27	0.00

2009
Fourth quarter	$3.00	$1.10	$0.00
Third quarter	3.47	1.15	0.00
Second quarter	2.88	1.09	0.00
First quarter	4.25	0.87	0.00

2008
Fourth quarter	$13.17	$3.42	$0.00
Third quarter	19.76	9.78	0.60
Second quarter	29.98	18.71	0.80
First quarter	30.38	24.30	0.80

The last reported sale price of the class A common stock on March 23, 2011 as reported on the NYSE composite transaction tape was $2.42. As of March 23, 2011, there were 516 holders of record of the class A common stock. By including persons holding shares in broker accounts under street names, however, we estimate our shareholder base to be approximately 7,568 holders.

We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with GAAP) to our shareholders so as to comply with the REIT provisions of the Internal Revenue Code. If necessary for REIT qualification purposes, we may need to distribute any taxable income remaining after giving effect to the distribution of the final regular quarterly dividend each year, together with the first regular quarterly dividend payment of the following taxable year or, at our discretion, in a separate dividend distributed prior thereto. We refer to these dividends as special dividends. As required by covenants in our restructured legacy debt obligations, our cash dividend distributions have been restricted to the minimum amount necessary to maintain our status as a REIT. Moreover, such covenants, taking into consideration the recent IRS rulings which allow REITs to distribute up to 90% of their dividends in the form of stock for tax years ending on or before December 31, 2011, required us to make any distribution in stock to the extent permitted. Subsequent to December 31, 2010, these covenants have been eliminated as a result of our March 2011 restructuring. See Note 22 to our consolidated financial statements for additional discussion.

In addition to the foregoing restrictions, our dividend policy remains subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon our taxable income, our financial condition, our maintenance of REIT status and other factors that our board of directors deems relevant. In accordance with Internal Revenue Service guidance, we are required to report the amount of excess inclusion income earned by us. In 2010, we calculated excess inclusion income to be de minimis.

Index

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of shares of our class A common stock made by or on our behalf during the three months ended December 31, 2010.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2010	—	$—	—	—
November 1-30, 2010	—	—	—	—
December 1-31, 2010	3,411	1.55	—	—
Total	3,411	$1.55	—	—

(1)
All purchases were made pursuant to elections by incentive plan participants to satisfy tax withholding obligations through the surrender of shares equal in value to the amount of the withholding obligation incurred upon the vesting of restricted stock.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2010, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	12,224	$14.73	356,518
Equity compensation plans not approved by security holders(2)	—	—	—
Total	12,224	$14.73	356,518

(1)
The number of securities remaining for future issuance consists of 356,518 shares issuable under our second amended and restated 2007 long-term incentive stock plan which was approved by our shareholders. Awards under the plan may include restricted stock, unrestricted stock, stock options, stock units, stock appreciation rights, performance shares, performance units, deferred share units or other equity-based awards, as the board of directors may determine.

(2)	All of our equity compensation plans have been approved by security holders.

Index

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data, which was derived from our historical consolidated financial statements included in our Annual Reports on Form 10-K, for the years ended December 31, 2006 through 2010.

You should read the following information together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

	Years ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except for per share data)
STATEMENT OF OPERATIONS DATA:
REVENUES:
Interest and related income	$158,733	$121,818	$196,215	$254,505	$176,758
Management fees and other revenues	15,006	13,575	13,308	10,330	4,407
Total revenues	173,739	135,393	209,523	264,835	181,165
OPERATING EXPENSES:
Interest expense	123,963	79,794	129,665	162,377	104,607
General and administrative expenses	18,779	22,102	24,957	29,956	23,075
Depreciation and amortization	20	71	179	1,810	3,049
Impairments	72,366	114,106	2,917	—	—
Provision for loan losses	146,478	482,352	63,577	—	—
Valuation allowance on loans held-for-sale	2,119	—	48,259	—	—
Total operating expenses	363,725	698,425	269,554	194,143	130,731

(Loss) gain on sale of investments	—	(10,363)	374	15,077	—
Gain on extinguishment of debt	3,134	—	6,000	—	—
Income (loss) from equity investments	3,608	(3,736)	(1,988)	(2,109)	898
(Loss) income before income taxes	(183,244)	(577,131)	(55,645)	83,660	51,332
Income tax provision (benefit)	2,100	(694)	1,893	(706)	(2,735)
NET (LOSS) INCOME ALLOCABLE TO COMMON STOCK:	$(185,344)	$(576,437)	$(57,538)	$84,366	$54,067
PER SHARE INFORMATION:
Net (loss) income per share of common stock:
Basic	$(8.28)	$(25.76)	$(2.73)	$4.80	$3.43
Diluted	$(8.28)	$(25.76)	$(2.73)	$4.77	$3.40
Dividends declared per share of common stock	$—	$—	$2.20	$5.10	$3.45
Weighted average shares of common stock outstanding:
Basic	22,371	22,379	21,099	17,570	15,755
Diluted	22,371	22,379	21,099	17,690	15,923

	Years ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
BALANCE SHEET DATA:
Total assets	$4,120,690	$1,936,635	$2,837,529	$3,211,482	$2,648,564
Total liabilities	4,531,877	2,105,802	2,436,085	2,803,245	2,222,292
Shareholders’ (deficit) equity	(411,187)	(169,167)	401,444	408,237	426,272

Index

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

References herein to “we,” “us” or “our” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

Principles of Consolidation

The accompanying financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, and variable interest entities, or VIEs, in which we are the primary beneficiary, and are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. All significant intercompany balances and transactions have been eliminated in consolidation.

VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary.

As of December 31, 2010, our consolidated balance sheet includes an aggregate $3.5 billion of assets and $3.7 billion of liabilities related to 11 consolidated VIEs. Due to the non-recourse nature of these VIEs, and other factors, our net exposure to loss from investments in these entities is limited to $29.1 million. See Note 11 to our consolidated financial statements for additional information on our investments in VIEs.

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

March 2011 Restructuring

On March 31, 2011, we restructured, amended, or extinguished all of our outstanding recourse debt obligations, which we refer to as our March 2011 restructuring. The March 2011 restructuring involved: (i) the contribution of certain of our legacy assets to a newly formed subsidiary, CT Legacy REIT Mezz Borrower, Inc., or CT Legacy REIT, (ii) the assumption of our legacy repurchase obligations by CT Legacy REIT, and (iii) the extinguishment of our senior credit facility and junior subordinated notes. The restructuring was financed by a new $83.0 million mezzanine loan from an affiliate of Five Mile Capital Partners LLC, or Five Mile, to CT Legacy REIT, and the issuance of equity interests in CT Legacy REIT to our former junior subordinated note holders and former lenders under our senior credit facility, as well as to an affiliate of Five Mile.

CT Legacy REIT

In connection with the restructuring, we transferred substantially all of our directly held interest earning assets to CT Legacy REIT. The transferred assets include: (i) all of the loans and securities which serve as collateral for the legacy repurchase obligations, except for certain subordinate interests in CT CDO I and II, (ii) our subordinate interests in CT CDO III, and (iii) 100% of our previously unencumbered loans and securities, which we collectively refer to as our Legacy Assets.

Index

CT Legacy REIT, which will elect to be taxed as a REIT commencing in 2011, is owned 51.6% by us, 24.2% by an affiliate of Five Mile, and 24.2% by the former lenders under our senior credit facility. In addition, the former holders of our junior subordinated notes received a subordinate class of common equity in CT Legacy REIT, which is described below. Capital Trust, Inc. will manage CT Legacy REIT and the Legacy Assets as a liquidating portfolio.

In addition to our interest in the common stock of CT Legacy REIT, we also own 100% of its class A preferred stock. The class A preferred stock initially entitles us to cumulative preferred dividends of $7.5 million per annum, which dividends will reduce in 2013 as the portfolio of Legacy Assets repays or is sold.

Repurchase Obligations

Our $339.6 million of legacy repurchase obligations with JP Morgan, Morgan Stanley and Citigroup were assumed by wholly-owned subsidiaries of CT Legacy REIT, and the recourse to Capital Trust, Inc. was eliminated. In addition, the facilities were amended with the following terms:

•	Each of the repurchase lenders received cash pay downs equal to 10% of their outstanding balances, in the aggregate $33.9 million.

•
Except for certain key man provisions, all restrictive covenants governing the operations of Capital Trust, Inc. were eliminated, including covenants restricting employee compensation, dividend payments, and new balance sheet investments.

•	Net interest margin sweep and periodic amortization provisions were eliminated.

•	All forms of margin call or similar requirements under the facilities were eliminated.

•
Maturity dates were extended to March 31, 2014 in the case of JPMorgan and March 31, 2013 in the cases of Morgan Stanley and Citigroup, subject in all three cases to periodic required repayment thresholds.

•
Interest rates were increased to LIBOR + 2.50% per annum in the cases of JPMorgan and Morgan Stanley, and LIBOR + 1.50% per annum in the case of Citigroup, subject in all three cases to periodic rate increases over the term of each respective facility.

Senior Credit Facility

Our $98.1 million senior credit facility was fully satisfied and all collateral for the senior credit facility was released in exchange for (i) a cash payment of $22.9 million, (ii) a 24.2% equity interest in the common stock of CT Legacy REIT, and (iii) $2.8 million of Secured Notes, as defined and discussed below.

Junior Subordinated Notes

Our $143.8 million of junior subordinated notes were fully satisfied in exchange for (i) a cash payment of $4.6 million, (ii) 100% of the subordinate common stock of CT Legacy REIT, and (iii) $5.0 million of Secured Notes, as defined and discussed below. The subordinate common stock of CT Legacy REIT entitles its holders to receive approximately 25% of the payments otherwise due to us on our equity interest in the common stock of CT Legacy REIT, after aggregate cash distributions of $50.0 million have been paid to all other classes of common stock.

Index

Mezzanine Loan

CT Legacy REIT entered into an $83.0 million mezzanine loan that carries a 15.0% per annum interest rate, of which 7.0% per annum may be deferred, and that matures on March 31, 2016. The mezzanine loan is not recourse to Capital Trust, Inc. except for certain limited non-recourse, “bad boy” carve outs. Proceeds from the mezzanine loan were used to (i) extinguish the senior credit facility, (ii) extinguish the junior subordinated notes, (iii) provide for the cash pay downs of the repurchase obligations, (iv) pay transaction expenses, and (v) establish liquidity reserves at CT Legacy REIT.

The mezzanine loan is collateralized by 100% of the equity interests in a subsidiary of CT Legacy REIT, which in-turn owns all of our Legacy Assets, subject in-part to the repurchase obligations. Five Mile has consent rights with respect to material actions on the Legacy Assets such as material modifications, sales, and/or the pursuit of certain remedies with regard to the Legacy Assets. The mezzanine loan also contains covenants that (i) prohibit CT Legacy REIT from paying common stock cash dividends until the mezzanine loan has been repaid, (ii) prohibit us from selling or otherwise transferring our equity interests in CT Legacy REIT, and (iii) require the continued employment of certain key employees.

In addition, an affiliate of Five Mile acquired a 24.2% equity interest in the common stock of CT Legacy REIT in conjunction with the making of the mezzanine loan.

Capital Trust, Inc.

Following the completion of the March 2011 restructuring, we no longer have any recourse debt obligations, and retained unencumbered ownership of (i) our investment management platform, CT Investment Management Co., LLC, (ii) our co-investment in CT Opportunity Partners I, LP, (iii) our residual ownership interests in CT CDOs I, II, and IV, and (iv) our tax-basis net operating losses. Furthermore, as described above, we retained a 51.6% equity interest in CT Legacy REIT. Our net economic interest in CT Legacy REIT is, however, subject to (i) the Secured Notes, as defined and discussed below, (ii) a management incentive plan, as discussed below, and (iii) the subordinate common stock of CT Legacy REIT owned by our former junior subordinate note holders.

Secured Notes

In conjunction with the satisfaction of the senior credit facility and the junior subordinated notes, a wholly-owned subsidiary issued Secured Notes to our former creditors, which Secured Notes are not recourse to us. The Secured Notes have an aggregate initial face balance of $7.8 million and are secured by 93.5% of our equity interests in CT Legacy REIT, which represents 48.3% of the total common stock of CT Legacy REIT. The Secured Notes mature on March 31, 2016 and bear interest at a rate of 8.2% per annum, which interest may be deferred until maturity. All dividends we receive from our equity interests in the common stock of CT Legacy REIT which serve as collateral under the Secured Notes must be used to pay, or prepay, interest and principal due thereunder. Any prepayment, or partial prepayment, of the Secured Notes will incur a prepayment premium.

Management Incentive Plan

The management incentive plan includes incentive awards issued under our long term incentive plan. The awards provide payments to certain senior level employees equal to 6.75% of the total recovery (subject to certain caps) of our Legacy Assets, net of CT Legacy REIT’s obligations.

Current Market Conditions

Despite recent improvement, the U.S. economy and many economies around the world continue to be in a state of economic volatility. In addition, the global capital markets, while also improving, continue to be impaired relative to pre-recession levels. The recession and capital markets turmoil have severely impacted the commercial real estate sector resulting in: (i) decreased property level cash flows and (ii) a relative lack of capital, both debt and equity, necessary for markets to function in an orderly manner. In addition, properties financed prior to the credit crisis generally remain overleveraged and create a headwind for the normalization of the commercial real estate property and capital markets. These factors have combined to create significant decreases in property values relative to pre-recession levels, and have and will continue to impact the performance of our existing portfolio of assets. Conversely, these factors create opportunities for well capitalized and experienced commercial real estate investors.

Index

Originations

We have historically allocated investment opportunities between our balance sheet and investment management vehicles based upon our assessment of risk and return profiles, the availability and cost of capital, and applicable regulatory restrictions associated with each opportunity. The restructuring of our recourse secured and unsecured debt obligations in 2009, as discussed in Note 8 to our consolidated financial statements, included covenants that required us to effectively cease our balance sheet investment activities. With the consummation of our March 2011 restructuring, these negative covenants have been eliminated. We will continue to carry out investment activities for our investment management vehicles, consistent with our previous strategies and investment mandates for each respective vehicle.

The table below summarizes our total originations and the allocation of opportunities between our balance sheet and investment management business for the years ended December 31, 2010 and 2009.

Originations(1)
(in millions)	Year ended December 31, 2010	Year ended December 31, 2009
Balance sheet	$―	$―
Investment management	306	138
Total originations	$306	$138

(1)	Includes total commitments, both funded and unfunded, net of any related purchase discounts.

Balance Sheet Investments

Our balance sheet investments include various types of commercial mortgage backed securities and collateralized debt obligations, or Securities, and commercial real estate loans and related instruments, or Loans, certain of which are assets of consolidated VIEs. We collectively refer to these as Interest Earning Assets. The table below shows our Interest Earning Assets as of December 31, 2010 and 2009.

Interest Earning Assets
(in millions)	December 31, 2010		December 31, 2009
	Book Value	Yield(1)	Book Value	Yield(1)
Securities held-to-maturity	$3	10.54%	$17	7.89%
Loans receivable, net (2)	519	4.09	650	3.73
Loans held-for-sale, net (2)	6	—	—	—
Subtotal / Weighted Average	$528	4.08%	$667	3.84%

Consolidated VIE Assets
Securities held-to-maturity	$504	6.97%	$698	6.58%
Loans receivable, net	2,891	2.27	391	3.58
Loans held-for-sale, net	—	—	18	—
Subtotal / Weighted Average	$3,395	2.97%	$1,107	5.41%

Total / Weighted Average	$3,923	3.12%	$1,774	4.82%

(1)	Yield on floating rate assets assumes LIBOR of 0.26% and 0.23% at December 31, 2010 and 2009, respectively.
(2)
Excludes loan participations sold with a net book value of $86.8 million and $116.7 million as of December 31, 2010 and 2009, respectively. These participations are net of $172.5 million of provisions for loan losses as of both December 31, 2010 and 2009.

In some cases our Loan originations are not fully funded at closing, creating an obligation for us to make future fundings, which we refer to as Unfunded Loan Commitments. Typically, Unfunded Loan Commitments are part of construction and transitional Loans. As of December 31, 2010, our only Unfunded Loan Commitment was $300,000, which will generally only be funded when and/or if the borrower meets certain performance hurdles with respect to the underlying collateral, or to reimburse costs associated with leasing activity.

Index

In addition to our investments in Interest Earning Assets, we also hold equity investments in unconsolidated subsidiaries, which represent our co-investments in private equity funds that we manage. As of December 31, 2010, this balance primarily relates to one such fund, CT Opportunity Partners I, LP, or CTOPI.

During the third quarter of 2010, we completed the liquidation of one of our investment management vehicles, CT Mezzanine Partners III, Inc., or Fund III, in which we had a 4.7% investment. We recorded $733,000 of incentive management fees in conjunction with the liquidation of Fund III.

The table below details the carrying value of our equity investments in unconsolidated subsidiaries, as of December 31, 2010 and 2009.

Equity Investments
(in thousands)	December 31, 2010	December 31, 2009

CTOPI	$8,931	$2,175
Fund III	—	158
Capitalized costs/other	1	18
Total	$8,932	$2,351

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

As of December 31, 2010, there were significant differences between the estimated fair value and the book value of some of the Securities in our portfolio. We believe these differences to be related to the current market dislocation and a general negative bias against structured financial products and not reflective of a change in cash flow expectations from these securities. Accordingly, we have not recorded any additional other-than-temporary impairments against such Securities.

Index

The table below details the overall credit profile of our Interest Earning Assets, excluding those held by consolidated VIEs, which includes: (i) Loans against which we have recorded a provision for loan losses, or reserves, (ii) Securities against which we have recorded an other-than-temporary impairment, and (iii) Loans and Securities that are categorized as Watch List Assets, which are currently performing but pose a higher risk of non-performance and/or loss. We actively monitor and manage Watch List Assets to mitigate these risks in our portfolio.

Portfolio Performance - Non-VIE Assets(1)
(in millions, except for number of investments)	December 31, 2010	December 31, 2009

Interest earning assets, excluding VIEs ($ / #)	$528 / 38	$667 / 44

Impaired Loans (2)
Performing loans ($ / #)	$59 / 7	$53 / 6
Non-performing loans ($ / #)	$21 / 3	$5 / 3
Total ($ / #)	$80 / 10	$58 / 9
Percentage of interest earning assets	15.2%	8.7%

Impaired Securities (2) ($ / #)	$2 / 6	$3 / 6
Percentage of interest earning assets	0.4%	0.4%

Watch List Assets (3)
Watch list loans ($ / #)	$158 / 9	$259 / 8
Watch list securities ($ / #)	$1 / 1	$15 / 3
Total ($ / #)	$159 / 10	$274 / 11
Percentage of interest earning assets	30.1%	41.1%

(1)	Portfolio statistics include Loans classified as held-for-sale, but exclude loan participations sold.
(2)	Amounts represent net book value after provisions for loan losses, valuation allowances on loans-held-for-sale and other-than-temporary impairments of securities.
(3)	Watch List Assets exclude Loans against which we have recorded a provision for loan losses or valuation allowance, and Securities which have been other-than-temporarily impaired.

Excluding Loans in our consolidated VIEs, four Loans with an outstanding balance of $91.7 million as of December 31, 2010, which did not qualify for extension pursuant to the corresponding loan agreements, were extended during the year ended December 31, 2010.

Index

The table below details the overall credit profile of Interest Earning Assets held in consolidated VIEs, which includes: (i) Loans where we have foreclosed upon the underlying collateral and own an equity interest in real estate, (ii) Loans against which we have recorded a provision for loan losses, or reserves, (iii) Securities against which we have recorded an other-than-temporary impairment, and (iv) Loans and Securities that are categorized as Watch List Assets, which are currently performing but pose a higher risk of non-performance and/or loss. We actively monitor and manage Watch List Assets to mitigate these risks in our portfolio.

Portfolio Performance - Consolidated VIE Assets(1)
(in millions, except for number of investments)	December 31, 2010	December 31, 2009

Interest earning assets of consolidated VIEs ($ / #)	$3,395 / 151	$1,107 / 91

Real estate owned ($ / #)	$8 / 1	$― / ―
Percentage of interest earning assets	0.2%	― %

Impaired Loans (2)
Performing loans ($ / #)	$168 / 7	$43 / 6
Non-performing loans ($ / #)	$69 / 7	$30 / 5
Total ($ / #)	$237 / 14	$73 / 11
Percentage of interest earning assets	7.0%	6.6%

Impaired Securities (2) ($ / #)	$14 / 11	$25 / 5
Percentage of interest earning assets	0.4%	2.3%

Watch List Assets (3)
Watch list loans ($ / #)	$514 / 12	$53 / 2
Watch list securities ($ / #)	$65 / 9	$150 / 16
Total ($ / #)	$579 / 21	$203 / 18
Percentage of interest earning assets	17.1%	18.3%

(1)	Portfolio statistics include Loans classified as held-for-sale.
(2)	Amounts represent net book value after provisions for loan losses, valuation allowances on loans-held-for-sale and other-than-temporary impairments of securities.
(3)	Watch List Assets exclude Loans against which we have recorded a provision for loan losses or valuation allowances, and Securities which have been other-than-temporarily impaired.

The ratings performance of our Securities portfolio, including securities held by consolidated VIEs, over the years ended December 31, 2010 and 2009 is detailed below:

Rating Activity(1)
	Year ended December 31, 2010	Year ended December 31, 2009
Securities Upgraded	2	1
Securities Downgraded	28	21

(1)	Represents activity from any of Fitch Ratings, Standard & Poor’s or Moody’s Investors Service.

Capitalization

We capitalize our business with a combination of debt and equity. As of December 31, 2010, our debt sources, which we collectively refer to as Interest Bearing Liabilities, include repurchase agreements, a senior credit facility and junior subordinated notes. Our balance sheet also includes the non-recourse securitized debt obligations of consolidated VIEs. Our equity capital is currently comprised entirely of common stock.

Index

During 2009, our recourse Interest Bearing Liabilities, including repurchase agreements, our senior credit facility and junior subordinated notes, were restructured, exchanged, terminated, or otherwise satisfied. We believe that our March 2009 debt restructuring improved the stability of our capital structure. Subsequent to December 31, 2010, in connection with our March 2011 restructuring, our legacy debt obligations were substantially restructured, reduced or discharged in part with financing obtained from a new mezzanine loan. See Note 22 to our consolidated financial statements for further discussion of our debt obligations subsequent to the March 2011 restructuring.

The table below describes our Interest Bearing Liabilities as of December 31, 2010 and December 31, 2009:

Interest Bearing Liabilities(1)
(Principal balance, in millions)	December 31, 2010	December 31, 2009

Recourse debt obligations
Secured credit facilities
Repurchase obligations	$373	$451
Senior credit facility	98	99
Subtotal	471	550

Unsecured credit facilities
Junior subordinated notes	144	144
Total recourse debt obligations	$615	$694

% Subject to valuation tests	60.7%	65.0%
Weighted average effective cost of recourse debt (2) (3)	3.25%	3.11%

Non-recourse securitized debt obligations
CT Collateralized debt obligations	$982	$1,097

Other consolidated VIE's	2,639	N/A
Total non-recourse securitized debt obligations	$3,621	$1,097

Weighted average effective cost of non-recourse debt (2) (4)	1.34%	1.93%

Total interest bearing liabilities	$4,236	$1,791

Shareholders' deficit	($411)	($169)

(1)	Excludes participations sold.
(2)	Floating rate debt obligations assume LIBOR of 0.26% and 0.23% at December 31, 2010 and 2009, respectively.
(3)
Including the impact of interest rate hedges with an aggregate notional balance of $64.1 million as of December 31, 2010 and $64.4 million as of December 31, 2009, the effective all-in cost of our recourse debt obligations would be 3.77% and 3.58% per annum, respectively.

(4)
Including the impact of interest rate hedges with an aggregate notional balance of $339.7 million as of December 31, 2010 and $352.8 million as of December 31, 2009, the effective all-in cost of our non-recourse debt obligations would be 1.78% and 3.44% per annum, respectively.

Recourse Debt Obligations

The table below summarizes our repurchase obligations as of December 31, 2010 and 2009:

Repurchase Obligations
($ in millions)	December 31, 2010	December 31, 2009

Counterparties	3	3
Outstanding repurchase obligations	$373	$451
All-in cost	L+ 1.59%	L+ 1.66%

Index

See Note 8 to our consolidated financial statements for additional discussion on the terms of our repurchase obligations as of December 31, 2010.

Our senior credit facility has a cash interest rate of LIBOR plus 3.00% per annum, and accrues additional interest equal to 7.20% per annum less the cash interest rate. Additional accrued interest is added to the outstanding facility balance on a quarterly basis.

The most subordinated component of our recourse debt obligations are our junior subordinated notes. These securities represent long-term, subordinated, unsecured financing and generally carry limited covenants. As of December 31, 2010, we had $143.8 million of junior subordinated notes outstanding with a book value of $132.2 million and a current coupon of 1.00% per annum. The interest rate on these notes will increase to 7.23% per annum for the period from April 30, 2012 through April 29, 2016 and then convert to a floating interest rate of three-month LIBOR plus 2.44% per annum through maturity on April 30, 2036.

Non-Recourse Debt Obligations

Non-recourse securitized debt obligations of consolidated VIEs include our four CT CDOs as well as securities issued by other consolidated VIEs, which are securitization vehicles not sponsored by us.

These consolidated non-recourse securitized debt obligations are described below:

Non-Recourse Securitized Debt Obligations
(in millions)	December 31, 2010		December 31, 2009
	Book Value	All-in Cost(1)	Book Value	All-in Cost(1)

CT collateralized debt obligations
CT CDO I	$200	0.96%	$233	0.88%
CT CDO II	262	1.06	284	0.99
CT CDO III	240	5.16	254	5.15
CT CDO IV	281	1.04	327	0.97
Total CT CDOs	$983	2.03%	$1,098	1.92%

Other consolidated VIEs
GMACC 1997-C1	$97	7.12%	N/A	N/A
GSMS 2006-FL8A	126	0.81	N/A	N/A
JPMCC 2005-FL1A	96	0.82	N/A	N/A
MSC 2007-XLFA	751	0.49	N/A	N/A
MSC 2007-XLCA	522	1.52	N/A	N/A
CSFB 2006-HC1	1,046	0.77	N/A	N/A
Total other consolidated VIEs	$2,638	1.08%	N/A	N/A

Total non-recourse debt obligations	$3,621	1.34%	$1,098	1.92%

(1)	Includes amortization of premiums and issuance costs of CT CDOs. Floating rate debt obligations assume LIBOR of 0.26% and 0.23% at December 31, 2010 and 2009, respectively.

Shareholders’ Equity

We did not issue any new shares of class A common stock during the year. Changes in the number of outstanding shares during the year ended December 31, 2010 resulted from restricted common stock grants, forfeitures and vesting, as well as stock unit grants.

Index

The following table calculates our book value per share as of December 31, 2010 and 2009:

Shareholders' Equity
	December 31, 2010	December 31, 2009

Book value (in millions)	($411)	($169)
Shares:
Class A common stock	21,916,716	21,796,259
Restricted common stock	32,785	79,023
Stock units	485,399	464,046
Warrants & Options(1)	—	—
Total	22,434,900	22,339,328
Book value per share	($18.33)	($7.57)

(1)
Excludes shares issuable upon the exercise of outstanding warrants and options. These shares would be anti-dilutive as of both December 31, 2010 and 2009 because an increase in shares would decrease the book deficit per share.

As of December 31, 2010, there were 21,949,501 shares of our class A common stock and restricted common stock outstanding.

Other Balance Sheet Items

Participations sold represent interests in certain loans that we originated and subsequently sold to one of our investment management vehicles or to third parties. We present these participations sold as both assets and non-recourse liabilities because these arrangements do not qualify as sales under GAAP. We have no economic exposure to these liabilities in excess of the value of the assets sold. As of December 31, 2010, we had four such participations sold with a total gross carrying value of $259.3 million.

The income earned on these loans is recorded as interest income and an identical amount is recorded as interest expense on our consolidated statements of operations. Generally, participations sold are recorded as assets and liabilities in equal amounts on our consolidated balance sheet. We have recorded an aggregate $172.5 million of provisions for loan losses against certain of our participations sold assets, resulting in a net book value of $86.8 million as of December 31, 2010. The associated liabilities have not been adjusted as of December 31, 2010, and will not be eliminated until the loans are contractually extinguished, at which time we will record a gain of $172.5 million.

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

Index

The table below details our interest rate exposure as of December 31, 2010 and 2009:

Interest Rate Exposure
(in millions)	December 31, 2010	December 31, 2009
Value exposure to interest rates(1)
Fixed rate assets	$898	$833
Fixed rate debt	(493)	(410)
Interest rate swaps	(404)	(417)
Net fixed rate exposure	$1	$6
Weighted average coupon (fixed rate assets)	7.18%	6.91%

Cash flow exposure to interest rates(1)
Floating rate assets	$3,616	$1,678
Floating rate debt less cash	(3,717)	(1,642)
Interest rate swaps	404	417
Net floating rate exposure	$303	$453
Weighted average coupon (floating rate assets) (2)	2.13%	3.29%

Net income impact from 100 bps change in LIBOR	$3.0	$4.5

(1)	All values are in terms of face or notional amounts, and include loans classified as held-for-sale.
(2)	Weighted average coupon assumes LIBOR of 0.26% and 0.23% at December 31, 2010 and 2009, respectively.

Index

Investment Management Overview

In addition to our balance sheet investment activities, we act as an investment manager for third parties and as special servicer for certain of our loan investments, as well as for third parties. The table below details investment management and special servicing fee revenue generated by our wholly-owned, taxable, investment management subsidiary, CT Investment Management Co., LLC, or CTIMCO, for the years ended December, 2010, 2009 and 2008:

Investment Management Revenues
(in thousands)	December 31, 2010	December 31, 2009	December 31, 2008

Fees generated as:
Public company manager (1)	$—	$1,769	$7,104
Private equity manager	8,541	11,743	12,941
CDO collateral manager	937	240	—
Special servicer	7,252	1,679	367
Total fees	$16,730	$15,431	$20,412

Eliminations (2)	(1,785)	(2,009)	(7,104)

Total fees, net	$14,945	$13,422	$13,308

(1)
Beginning in the fourth quarter of 2009, public company management fees were offset by special servicing and CDO collateral management fees generated by our balance sheet portfolio. Gross public company management fees were $3.5 million for the year ended December 31, 2010, offset by $3.5 million of special servicing and CDO collateral management fees. Gross public company management fees were $4.8 million for the year ended December 31, 2009, offset by $3.0 of special servicing and CDO collateral management fees. Gross public company management fees were $7.1 million for the year ended December 31, 2008.

(2)	Fees received by CTIMCO from Capital Trust, Inc., or other consolidated subsidiaries, have been eliminated in consolidation.

We have developed our investment management business to leverage our platform, generate fee revenue from investing third party capital and, in certain instances, earn co-investment income. Our active investment management mandates are described below:

•
CT High Grade Partners II, LLC, or CT High Grade II, is currently investing capital. The fund closed in June 2008 with $667 million of commitments from two institutional investors. Currently, $176 million of committed equity remains undrawn. In May 2010, the fund’s investment period was extended to May 30, 2011. The fund targets senior debt opportunities in the commercial real estate sector and does not employ leverage. We earn a base management fee of 0.40% per annum on invested capital.

•
CT Opportunity Partners I, LP, or CTOPI, is currently investing capital. The fund held its final closing in July 2008 with $540 million in total equity commitments from 28 institutional and individual investors. Currently, $319 million of committed equity remains undrawn. We have a $25 million commitment to invest in the fund ($10 million currently funded, $15 million unfunded) and entities controlled by the chairman of our board of directors have committed to invest $20 million. In May 2010, the fund’s investment period was extended to December 13, 2011. The fund targets opportunistic investments in commercial real estate, specifically high yield debt, equity and hybrid instruments, as well as non-performing and sub-performing loans and securities. During 2010, we earned base management fees of 0.6% per annum of unfunded equity commitments and 1.3% per annum of invested capital through December 13, 2010. Subsequent to December 13, 2010, we earned base management fees of 1.3% per annum of invested capital, which fee will continue throughout the life of the fund. In addition, we earn net incentive management fees of 17.7% of profits after a 9% preferred return and a 100% return of capital.

Index

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

The table below provides additional information regarding the three private equity funds and one separate account we managed as of December 31, 2010.

Investment Management Mandates, as of December 31, 2010
(in millions)							Incentive Management Fee
		Total	Total Capital	Co-		Base	Company	Employee
	Type	Investments(1)	Commitments	Investment %		Management Fee	%	%
Investing:
CT High Grade II	Fund	$490	$667	—		0.40% (Assets)	N/A	N/A
CTOPI	Fund	289	540	4.63%	(2)	(Assets/Equity)(3)	100%(4)	—%(5)

Liquidating:
CT High Grade	Sep. Acc.	326	350	—		0.25% (Assets)	N/A	N/A
CT Large Loan	Fund	174	325	—	(6)	0.75% (Assets)(7)	N/A	N/A

(1)	Represents total investments, on a cash basis, as of period-end.
(2)	We have committed to invest $25.0 million in CTOPI.
(3)
CTIMCO earned base management fees of 0.6% per annum of unfunded equity commitments and 1.3% per annum of invested capital through December 13, 2010. Subsequent to December 13, 2010, CTIMCO earned base management fees of 1.3% per annum of invested capital.

(4)	CTIMCO earns net incentive management fees of 17.7% of profits after a 9% preferred return on capital and a 100% return of capital, subject to a catch-up.
(5)	We have not allocated any of the CTOPI incentive management fee to employees as of December 31, 2010.
(6)	We have co-invested on a pari passu, asset by asset basis with CT Large Loan.
(7)	Capped at 1.5% of equity.

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

Index

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

GAAP Net Loss Detail
(in thousands)	Year Ended December 31, 2010
REIT GAAP net loss	($187,163)
TRS GAAP net income	1,819
Consolidated GAAP net loss	($185,344)

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

The table below reconciles the differences between GAAP net loss and estimated taxable income for the REIT:

REIT GAAP to Tax Reconciliation
(in thousands)	Year Ended December 31, 2010
REIT GAAP net loss	($187,163)

GAAP to tax differences:
Losses, allowances and provisions on investments(1)	129,029
Net loss from seven consolidated trusts for GAAP	70,531
Equity investments(2)	(3,002)
Other (3)	2,636
Subtotal	199,194

REIT estimated taxable income (4)	$12,031

(1)	Comprised of 2010 GAAP losses that will potentially be recognized in future tax periods. This is offset by tax losses recognized in 2010 that were recorded as GAAP losses in prior periods.
(2)	GAAP to tax differences relating to our co-investments in CTOPI.
(3)	Primarily differences associated with deferred income and compensation of our directors.
(4)	We will utilize our net operating losses carried forward from prior periods to offset taxable income.

For tax year 2010, we expect to utilize net operating losses, or NOLs, carried forward from prior periods to offset taxable income. We will likely be subject to minimum federal and state level taxation.

As of December 31, 2010, we have approximately $302.0 million of NOLs, and $128.0 million of net capital losses, or NCLs, available to be carried forward and utilized in future periods. If we are unable to utilize our NOLs, $3.0 million will expire in 2016 and $299.0 million will expire in 2029. If we are unable to utilize our NCLs, $10.2 million will expire in 2013, $87.4 million will expire in 2014, and $30.4 million will expire in 2015.

Index

TRS (CTIMCO)

CTIMCO is a wholly owned subsidiary that operates our investment management business (including the management of Capital Trust, Inc.) and holds some of our assets. As a TRS, CTIMCO is subject to corporate taxation.

The table below reconciles GAAP net income to estimated taxable income for the TRS:

TRS GAAP to Tax Reconciliation
(in thousands)	Year Ended December 31, 2010
TRS GAAP net income	$1,819
TRS income tax provision	2,086
TRS GAAP net income (pre GAAP tax provsion)	3,905

GAAP to tax differences:
General and administrative (1)	(513)
Other	(463)
Subtotal	(976)

TRS estimated taxable income (pre-NOL) (2)	$2,929

(1)	Primarily differences associated with stock-based and other compensation to our employees.
(2)	We will utilize our NOLs carried forward from prior tax periods to offset taxable income at the TRS to the extent possible.

For tax year 2010, we paid approximately $735,000 in taxes at the TRS, as the utilization of NOLs carried forward from prior tax periods did not fully offset taxable income.

GAAP Tax Provision (Consolidated)

During 2010, in our GAAP-basis consolidated financial statements, we recorded an income tax provision of $2.1 million, which was primarily due to $735,000 in current year taxes paid and $1.4 million in non-cash tax expense due primarily to our utilization of net operating losses to partially offset taxable income.

Dividends

In 2010, we did not pay any dividends to holders of our class A common stock.

See Part II - Item 5 to this 2010 Annual Report for information on prior dividends paid.

Index

Results of Operations

Comparison of Results of Operations: Year Ended December 31, 2010 vs. December 31, 2009
(in thousands, except per share data)
	2010	2009	$ Change	% Change
Income from loans and other investments:
Interest and related income	$158,733	$121,818	$36,915	30.3%
Less: Interest and related expenses	123,963	79,794	44,169	55.4%
Income from loans and other investments, net	34,770	42,024	(7,254)	(17.3%)

Other revenues:
Management fees from affiliates	7,808	11,743	(3,935)	(33.5%)
Incentive management fees from affiliates	733	—	733	N/A
Servicing fees	6,404	1,679	4,725	281.4%
Other interest income	61	153	(92)	(60.1%)
Total other revenues	15,006	13,575	1,431	10.5%

Other expenses:
General and administrative	18,779	22,102	(3,323)	(15.0%)
Depreciation and amortization	20	71	(51)	(71.8%)
Total other expenses	18,799	22,173	(3,374)	(15.2%)

Total other-than-temporary impairments of securities	(77,960)	(123,894)	45,934	(37.1%)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	9,594	14,256	(4,662)	(32.7%)
Impairment of goodwill	—	(2,235)	2,235	N/A
Impairment of real estate held-for-sale	(4,000)	(2,233)	(1,767)	79.1%
Net impairments recognized in earnings	(72,366)	(114,106)	41,740	(36.6%)

Provision for loan losses	(146,478)	(482,352)	335,874	(69.6%)
Valuation allowance on loans held-for-sale	(2,119)	—	(2,119)	N/A
Gain on extinguishment of debt	3,134	—		N/A
(Loss) gain on sale of investments	—	(10,363)	10,363	N/A
Income (loss) from equity investments	3,608	(3,736)	7,344	N/A
Loss before income taxes	(183,244)	(577,131)	390,753	(68.2%)
Income tax provision	2,100	(694)	2,794	(402.6%)

Net loss	($185,344)	($576,437)	$387,959	N/A

Net loss per share - diluted	($8.28)	($25.76)	$17.48	(67.8%)

Dividend per share	$0.00	$0.00	$0.00	N/A

Average LIBOR	0.27%	0.33%	(0.06%)	(17.2%)

Income from loans and other investments, net

As discussed in Note 2 to our consolidated financial statements, recent accounting guidance requires us to consolidate additional VIEs, primarily CMBS and CDO trusts, beginning January 1, 2010. As a result, our interest earning assets increased $2.1 billion from December 31, 2009 to December 31, 2010. This increase resulted in a material increase in interest income during 2010 compared to 2009. Similarly, an increase in interest bearing liabilities of $2.4 billion resulted in a material increase in interest expense during 2010 compared to 2009. In addition, an increase in non-performing loans contributed to an offsetting decrease in net interest income during 2010 compared to 2009.

Management fees from affiliates

Base management fees from our investment management business decreased $3.9 million, or 34%, during 2010 compared to 2009. The decrease was attributed primarily to a decrease of $4.5 million in fees from CTOPI due to an amendment to the fund’s management agreement, which reduced management fees and extended the fund’s investment period. This decrease was offset by increased fees at CT High Grade II due to additional investment activity.

Index

Incentive management fees from affiliates

We recorded $733,000 of incentive management fees during 2010 in conjunction with the liquidation of Fund III. We recorded no such fees during 2009.

Servicing fees

Servicing fees increased $4.7 million during 2010 compared to 2009. The increase in fees was primarily due to modification activity on loans for which we are named special servicer.

General and administrative expenses

General and administrative expenses include personnel costs, operating expenses, professional fees, and for 2010, $1.3 million of expenses associated with newly consolidated VIEs, as described in Note 2 to our consolidated financial statements. Excluding expenses from newly consolidated VIEs, general and administrative expenses decreased 21% between 2010 and 2009 due to lower personnel costs and lower professional fees and other operating costs. Personnel costs decreased $1.8 million relative to the year ended December 31, 2009 and $3.0 million of costs associated with our March 2009 debt restructuring were included in general and administrative expenses for the year ended December 31, 2009. This overall decrease was partially offset by $166,000 of previously awarded incentive compensation paid during 2010 to employees and former employees as a result of incentive management fees received from Fund III.

Net impairments recognized in earnings

During 2010, we recorded a gross other-than-temporary impairment of $78.0 million on 14 of our Securities that had an adverse change in cash flow expectations. Of this amount, $9.6 million (the amount considered fair value adjustments in excess of credit impairment) was included in other comprehensive income, resulting in a net $68.4 million impairment (the amount considered credit impairment) included in earnings. In addition, we recorded a $4.0 million impairment on Real Estate Held-for-Sale to reflect the property at fair value.

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

Provision for loan losses

During 2010, we recorded a $146.5 million provision for loan losses. This provision included $163.2 million of provisions against 12 loans, offset by a $16.7 million recovery on four loans that had previously been impaired. During 2009, we recorded a $482.4 million provision for loan losses against 20 loans. This included $172.5 million of provisions recorded on loan participations sold which did not qualify for sale accounting under GAAP and remain on our consolidated balance sheet as both assets and equivalent liabilities. Although provisions were recorded against these assets in 2009, the liabilities will not be eliminated until the loans are contractually extinguished.

Index

Valuation allowance on loans held-for-sale

During 2010 we recorded $2.1 million of valuation allowances on two loans that we classified as held-for-sale to reflect these assets at fair value. We did not record a valuation allowance on loans held-for-sale in 2009.

Gain on extinguishment of debt

During 2010, we recorded a $3.1 million gain on the extinguishment of debt due to one of our participations sold being restructured and due to realized losses from collateral assets held by consolidated securitization trusts. We recorded no such gains in 2009.

Loss on sale of investments

We recorded no losses on sale of investments for the year ended December 31, 2010. During the year ended December 31, 2009, we recorded a $10.4 million loss on the sale of two loans that were classified as held-for-sale.

Income (loss) from equity investments

The income from equity investments during 2010 was primarily $3.7 million from our co-investment in CTOPI. CTOPI’s income for the year was largely the result of fair value adjustments on its investment portfolio. The loss from equity investments during 2009 resulted primarily from our share of losses from CTOPI, also largely derived from fair value adjustments on the underlying investments.

Income tax provision

During 2010, we recorded an income tax provision of $2.1 million, comprised of $735,000 in current year taxes paid and $1.4 million in non-cash tax expense due primarily to our utilization of net operating losses to partially offset taxable income. These taxes were exclusively the result of taxable income generated by our taxable REIT subsidiary, CTIMCO. During 2009, we recorded an income tax benefit of $694,000 which was primarily due to a $408,000 tax refund. The remaining balance was primarily a result of changes to our deferred tax asset relating to (i) GAAP-to-tax differences for stock-based compensation to our employees, (ii) changes in intangible assets, and (iii) utilization of net operating losses.

Dividends

We did not pay any dividends on our class A common stock in 2010 or 2009.

Index

Comparison of Results of Operations: Year Ended December 31, 2009 vs. December 31, 2008
(in thousands, except per share data)
	2009	2008	$ Change	% Change
Income from loans and other investments:
Interest and related income	$121,818	$194,649	($72,831)	(37.4%)
Less: Interest and related expenses	79,794	129,665	(49,871)	(38.5%)
Income from loans and other investments, net	42,024	64,984	(22,960)	(35.3%)
Other revenues:
Management fees from affiliates	11,743	12,941	(1,198)	(9.3%)
Servicing fees	1,679	367	1,312	357.5%
Other interest income	153	1,566	(1,413)	(90.2%)
Total other revenues	13,575	14,874	(1,299)	(8.7%)

Other expenses:
General and administrative	22,102	24,957	(2,855)	(11.4%)
Depreciation and amortization	71	179	(108)	(60.3%)
Total other expenses	22,173	25,136	(2,963)	(11.8%)

Total other-than-temporary impairments of securities	(123,894)	(917)	(122,977)	N/A
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	14,256	—	14,256	N/A
Impairment of goodwill	(2,235)	—	(2,235)	N/A
Impairment of real estate held-for-sale	(2,233)	(2,000)	(233)	11.7%
Net impairments recognized in earnings	(114,106)	(2,917)	(111,189)	N/A

Provision for loan losses	(482,352)	(63,577)	(418,775)	658.7%
Valuation allowance on loans held-for-sale	—	(48,259)	48,259	(100.0%)
Gain on extinguishment of debt	—	6,000	(6,000)	(100.0%)
(Loss) gain on sale of investments	(10,363)	374	(10,737)	N/A
Loss from equity investments	(3,736)	(1,988)	(1,748)	87.9%
Loss before income taxes	(577,131)	(55,645)	(521,486)	937.2%
Income tax (benefit) provision	(694)	1,893	(2,587)	N/A
Net loss	($576,437)	($57,538)	($518,899)	901.8%

Net loss per share - diluted	($25.76)	($2.73)	($23.03)	N/A

Dividend per share	$0.00	$2.20	($2.20)	(100.0%)

Average LIBOR	0.33%	2.69%	(2.36%)	(87.6%)

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

Management fees from affiliates

Base management fees from our investment management business decreased $1.2 million, or 9%, during 2009 compared to 2008. The decrease was attributed primarily to a decrease of $957,000 in fees from CT Large Loan due to the liquidation of the portfolio in the normal course and a $314,000 one-time decrease in fees from CTOPI due to a 2008 true-up from investors in subsequent closings. The decrease in fees from CT Large Loan and CTOPI and immaterial decreases in fees from other funds were partially offset by a $432,000 increase in fees from CT High Grade II due to additional investment activity.

Index

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

Provision for loan losses

During 2009, we recorded an aggregate $482.4 million provision for loan losses against 20 loans. This includes $172.5 million of provisions recorded on loan participations sold which did not qualify for sale accounting under GAAP and remain on our consolidated balance sheet as both assets and equivalent liabilities. Although provisions were recorded against these assets in 2009, the liabilities will not be eliminated until the loans are contractually extinguished.

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

Index

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

Income tax (benefit) provision

During 2009, we recorded an income tax benefit of $694,000 which was primarily due to a $408,000 tax refund. The remaining balance was primarily a result of changes to our deferred tax asset relating to (i) GAAP-to-tax differences for stock-based compensation to our employees, (ii) changes in intangible assets, and (iii) utilization of net operating losses. In 2008, we recorded an income tax provision of $1.9 million. The income tax provision was a result of changes to our deferred tax asset resulting from GAAP-to-tax differences relating to restricted stock compensation and net operating losses, partially offset by a refund due to the overpayment of taxes.

Dividends

We did not pay any dividends on our class A common stock in 2009. In 2008, we paid dividends on our class A common stock of $2.20 per share.

Liquidity and Capital Resources

As part of the March 2011 restructuring, we restructured all of our recourse debt obligations through (i) the partial repayment and extinguishment of our senior credit facility at a discount, (ii) the partial repayment and extinguishment of our junior subordinated notes at a discount, (iii) partial repayments of, amendments to, and extensions of, other existing credit facilities, and (iv) the transfer of a non-controlling equity interest in certain of our interest earning assets to certain of our lenders and former lenders. This restructuring had a significant impact on our liquidity, as it eliminated various restrictive provisions under our legacy recourse debt obligations, and resulted in lower leverage for our portfolio of Interest Earning Assets. See Note 22 to our consolidated financial statements for further discussion of our March 2011 restructuring.

Liquidity

Sources of liquidity as of December 31, 2010 include cash on deposit, the net cash flow generated by our interest earning assets described below, interest from unencumbered assets, and investment management fees from private equity funds, CDOs, and special servicing. Uses of liquidity other than those described below related to our secured debt obligations include interest on our senior credit facility and junior subordinated notes, operating expenses, Unfunded Loan Commitments, various commitments to our managed funds, and any dividends necessary to maintain our REIT status. We believe our current sources of capital, coupled with our expectations regarding potential asset dispositions and other transactions, will be adequate to meet our near term cash requirements.

Our primary source of liquidity is our portfolio of interest earning assets, a significant portion of which serves as collateral for our secured debt obligations (primarily our repurchase facilities and CT CDOs). Correspondingly, our primary use of liquidity is the payment of interest and principal to our lenders.

Our liquidity and capital resources outlook was significantly impacted by the restructuring of our legacy debt obligations during the first quarter of 2009. We agreed to pay each of our repurchase lenders additional principal amortization equal to 65% of the net interest margin and 100% of the principal proceeds from assets in their collateral pool, which amounts would otherwise have been free cash flow available to us. In addition, as described in Note 11 to our consolidated financial statements, covenant breaches in our CT CDOs have resulted in a redirection of cash flow to amortize senior note holders, which amounts would similarly have been available to us. In both cases, the additional principal amortization to our repurchase lenders and senior CT CDO notes are a function of cash received under each respective collateral pool, and are only required to the extent there is cash flow in excess of the interest expense otherwise due under each respective facility. Accordingly, these amortization and redirection provisions cannot result in a cash outflow to our repurchase lenders and CT CDOs, only a diminution of liquidity available to us. In addition to the required repayments to our repurchase lenders, we agreed to increase the cash coupon by 1.25% per annum and to make a minimum quarterly amortization payment of $1.3 million under our senior credit facility. See Note 8 to our consolidated financial statements for additional information on our legacy debt obligations. See Note 22 to our consolidated financial statements for additional information on our March 2011 restructuring, which significantly amended or terminated our legacy debt obligations.

Index

Cash Flows

Our consolidated statement of cash flows for the year ended December 31, 2010 includes the cash inflows and outflows of the newly consolidated VIEs described in Note 2 to our consolidated financial statements. While this does not impact our net cash flow, it does increase certain gross cash flow disclosures.

We experienced a net decrease in cash of $3.5 million for the year ended December 31, 2010, compared to a net decrease of $17.4 million for the year ended December 31, 2009.

Cash provided by operating activities during the year ended December 31, 2010 was $36.4 million, compared to cash provided by operating activities of $39.8 million during the same period of 2009. The decrease was primarily due to a decrease in our net interest margin.

During the year ended December 31, 2010, cash provided by investing activities was $328.9 million, compared to $122.2 million provided by investing activities during the same period in 2009. Excluding $174.3 million of asset principal repayments in 2010 resulting from newly consolidated VIEs, as discussed above, cash provided by investing activities increased by $32.4 million. This increase was primarily due to (i) an additional $20.0 million of asset principal repayments in 2010, (ii) an additional $5.6 million of proceeds collected from the disposition of loans and real estate held-for-sale, and (iii) a decrease of $6.1 million in add-on loan fundings over the same period.

During the year ended December 31, 2010, cash used in financing activities was $368.8 million, compared to $179.4 million during the same period in 2009. Excluding $168.9 million of securitized debt repayments in 2010 resulting from newly consolidated VIEs, as discussed above, cash used in financing activities increased by $20.5 million. This increase was primarily due to (i) additional repayments of securitized debt obligations at CT CDOs of $58.1 million during 2010, and (ii) a change in restricted cash of $18.7 million. This was offset by a net decrease of repayments under recourse debt obligations of $56.1 million over the same period.

Capitalization

Our authorized capital stock consists of 100,000,000 shares of $0.01 par value class A common stock, of which 21,949,501 shares were issued and outstanding as of December 31, 2010, and 100,000,000 shares of preferred stock, none of which were outstanding as of December 31, 2010.

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

Repurchase Obligations

As of December 31, 2010, we were party to three master repurchase agreements with three counterparties, with aggregate total outstanding borrowings of $372.7 million. The terms of these agreements are described in Note 8 to our consolidated financial statements. Subsequent to December 31, 2010, the terms of our repurchase obligations were substantially amended as part of a comprehensive restructuring of our recourse debt obligations. See note 22 for additional discussion.

Index

Senior Credit Facility

As of December 31, 2010, we had $98.1 million outstanding under our senior credit facility at a cash cost of LIBOR plus 3.00% and an all-in cost of 7.20%. The terms of this agreement are described in Note 8 to our consolidated financial statements. Subsequent to December 31, 2010, our senior credit facility was terminated as part of a comprehensive restructuring of our recourse debt obligations. See note 22 for additional discussion.

Junior Subordinated Notes

As of December 31, 2010, we had $143.8 million of junior subordinated notes outstanding with a book value of $132.2 million and a current coupon of 1.00% per annum. The terms of these notes are described in Note 8 to our consolidated financial statements. Subsequent to December 31, 2010, our junior subordinated notes were terminated as part of a comprehensive restructuring of our recourse debt obligations. See note 22 for additional discussion.

Non-Recourse Securitized Debt Obligations

As of December 31, 2010, we had non-recourse securitized debt obligations from consolidated VIEs with a total face value of $3.6 billion. The terms of these obligations are described in Note 11 to our consolidated financial statements.

The information concerning the terms of our repurchase agreements, our senior credit facility, our junior subordinated notes, and the non-recourse securitized debt obligations of consolidated VIEs, presented in Notes 8 and 11 to our consolidated financial statements, is incorporated herein by reference.

Index

Contractual Obligations

The following table sets forth information about certain of our contractual obligations as of December 31, 2010:

Contractual Obligations(1)
(in millions)
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Parent company obligations

Recourse debt obligations
Repurchase obligations	$373	$373	$—	$—	$—
Senior credit facility	98	98	—	—	—
Junior subordinated notes	144	—	—	—	144
Total recourse debt obligations	615	471	—	—	144

Unfunded commitments
Loans	—	—	—	—	—
Equity investments(2)	15	15	—	—	—
Total unfunded commitments	15	15	—	—	—

Operating lease obligations	8	1	2	2	3

Total parent company obligations	638	487	2	2	147

Consolidated VIE obligations

Non-recourse securitized debt obligations
CT collateralized debt obligations	982	—	—	—	982
Other consolidated VIEs	2,639	—	—	—	2,639
Total non-recourse debt obligations	3,621	—	—	—	3,621

Total consolidated VIE obligations	3,621	—	—	—	3,621

Total contractual obligations	$4,259	$487	$2	$2	$3,768

(1)	We are also subject to interest rate swaps for which we cannot estimate future payments due.
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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results could differ from these estimates. During 2010, management reviewed and evaluated its critical accounting policies and believes them to be appropriate. Our significant accounting policies are described in Note 2 to our consolidated financial statements. The following is a summary of our accounting policies that we believe are the most affected by management judgments, estimates and assumptions:

Principles of Consolidation

The accompanying financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, and variable interest entities, or VIEs, in which we are the primary beneficiary, and are prepared in accordance with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation.

Index

VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary, and is generally the entity which (i) the power to direct the activities that most significantly impact the VIEs’s economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. Our consolidated VIEs generally include two categories of entities: (i) collateralized debt obligations sponsored and issued by us, which we refer to as CT CDOs, and (ii) other consolidated VIEs, which are also securitization vehicles but were not issued or sponsored by us.

As of December 31, 2010, our consolidated balance sheet includes an aggregate $3.5 billion of assets and $3.7 billion of liabilities related to 11 consolidated VIEs. Due to the non-recourse nature of these VIEs, and other factors, our net exposure to loss from investments in these entities is limited to $29.1 million. See Note 11 to our consolidated financial statements for additional information on our investments in VIEs.

Balance Sheet Presentation

As a result of the recent accounting pronouncements discussed below, we have adjusted the presentation of our consolidated balance sheet, in accordance with GAAP, to separately categorize (i) our directly held assets and liabilities, and (ii) the assets and liabilities of consolidated VIEs. Assets of consolidated VIEs can generally only be used to satisfy the obligations of those VIEs, and the liabilities of consolidated VIEs are non-recourse to us. We have aggregated all the assets and liabilities of our consolidated VIEs due to our determination that these entities are substantively similar and therefore a further disaggregated presentation would not be more meaningful. Similarly, the notes to our consolidated financial statements separately describe our assets and liabilities and those of consolidated VIEs.

Equity Investments in Unconsolidated Subsidiaries

Our co-investment interests in the private equity funds we manage are accounted for using the equity method. These entities’ assets and liabilities are not consolidated into our financial statements due to our determination that (i) these entities are not VIEs, and (ii) the investors have sufficient rights to preclude consolidation by us. As such, we report our allocable percentage of the earnings or losses of these entities on a single line item in our consolidated statements of operations as income (loss) from equity investments.

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

Index

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

Securities

We classify our securities as held-to-maturity, available-for-sale, or trading on the date of acquisition of the investment. Held-to-maturity investments are stated at cost, adjusted for the amortization of any premiums or discounts, which are amortized through our consolidated statements of operations using the effective interest method described above. Other than in the instance of an other-than-temporary impairment (as discussed below), these held-to-maturity investments are carried on our consolidated financial statements at their amortized cost basis.

We may also invest in securities which may be classified as available-for-sale. Available-for-sale securities are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Changes in the valuations do not affect our reported income or cash flows, but do impact shareholders’ equity and, accordingly, book value per share. On August 4, 2005, we changed the accounting classification of certain of our securities from available-for-sale to held-to-maturity. We have not designated any securities as available-for-sale since that time.

Further, as required under GAAP, when, based on current information and events, there has been an adverse change in the cash flows expected to be collected from those previously estimated for one of our securities, an other-than-temporary impairment is deemed to have occurred. A change in expected cash flows is considered adverse if the present value of the revised cash flows (taking into consideration both the timing and amount of cash flows expected to be collected) discounted using the security’s current yield is less than the present value of the previously estimated remaining cash flows, adjusted for cash receipts during the intervening period.

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

In certain cases, we may classify loans as held-for-sale based upon the specific facts and circumstances of particular Loans, including known or expected transactions. Loans held-for-sale are carried at the lower of our amortized cost basis and fair value. A reduction in the fair value of loans held-for-sale is recorded as a charge to our consolidated statement of operations as a valuation allowance on loans held-for-sale.

Real Estate Held-for-Sale

Loan investments where we have foreclosed upon the underlying collateral and own an equity interest in real estate are categorized as real estate owned. We generally do not intend to hold such foreclosed assets for long-term operations and therefore classify such assets as Real estate held-for-sale on our consolidated balance sheets. Real estate held-for-sale are carried at the lower of our basis in the real estate and fair value, with reductions in fair value recorded as an impairment of real estate-held-for-sale on our consolidated statements of operations.

Interest Rate Derivative Financial Instruments

In the normal course of business, we use interest rate derivative financial instruments to manage, or hedge, cash flow variability caused by interest rate fluctuations. Specifically, we currently use interest rate swaps to effectively convert floating rate liabilities that are financing fixed rate assets to fixed rate liabilities. The differential to be paid or received on these agreements is recognized on the accrual basis as an adjustment to the interest expense related to the attendant liability. The interest rate swap agreements are generally accounted for on a held-to-maturity basis, and, in cases where they are terminated early, any gain or loss is generally amortized over the remaining life of the hedged item. These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment. Changes in value of effective cash flow hedges are reflected on our consolidated financial statements through accumulated other comprehensive income (loss) and do not affect our net income (loss). To the extent a derivative does not qualify for hedge accounting, and is deemed a non-hedge derivative, the changes in its value are included in net income (loss).

To determine the fair value of interest rate derivative financial instruments, we use a third-party derivative specialist to assist us in periodically valuing our interests.

Income Taxes

Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income. Management believes that we operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, we do not expect to pay substantial corporate level taxes other than those payable by our taxable REIT subsidiaries. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we may be subject to federal, state and local income tax on current and past income, and penalties.

Index

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

Fair Value of Financial Instruments

The “Fair Value Measurements and Disclosures” Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under GAAP. Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date. Our assets and liabilities which are measured at fair value are discussed in Note 16 to our consolidated financial statements.

Recent Accounting Pronouncements

New accounting guidance which was effective as of January 1, 2010 changed the criteria for consolidation of VIEs and removed a preexisting consolidation exception for qualified special purpose entities, which includes certain securitization vehicles. The amended guidance requires a qualitative, rather than quantitative assessment of when a VIE should be consolidated. Specifically, an entity would generally be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.

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

Index

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” or ASU 2010-06. ASU 2010-06 amends existing disclosure guidance related to fair value measurements. Specifically, ASU 2010-06 requires (i) details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy, and (ii) inclusion of gross purchases, sales, issuances, and settlements within the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. In addition, ASU 2010-06 clarifies and increases existing disclosure requirements related to (i) the disaggregation of fair value disclosures, and (ii) the inputs used in arriving at fair values for assets and liabilities valued using Level 2 and Level 3 inputs within the fair value hierarchy. ASU 2010-06 is effective for the first interim or annual period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010 and for interim periods within those years. The adoption of ASU 2010-06 did not have a material impact on our consolidated financial statements. Additional disclosure, as applicable, is included in Note 16 to our consolidated financial statements.

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

In July 2010, the FASB issued Accounting Standards Update 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” or ASU 2010-20. ASU 2010-20 primarily requires additional disaggregated disclosures of (i) credit risks associated with financing receivables, and (ii) impaired financing receivables and the related allowance for credit losses. ASU 2010-20 is generally effective for the first interim or annual period ending after December 15, 2010; however certain disclosures are not required until the first interim or annual period beginning after December 15, 2010. The adoption of ASU 2010-20 did not have a material impact on our consolidated financial statements. Additional disclosures have been included, as applicable, in the notes to our consolidated financial statements.

Index

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

As of December 31, 2010, a 100 basis point change in LIBOR would impact our net income (loss) by approximately $3.0 million.

Credit Risk
Our loans and investments, including our fund investments, are also subject to credit risk. The ultimate performance and value of our loans and investments depends upon the owner’s ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our asset management team continuously reviews our investment portfolio and in certain instances is in constant contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. See Note 4 to our consolidated financial statements for a further discussion of how we monitor credit risk, including the specific risk ratings of our portfolio.

Index

The following table provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2010. For financial assets and debt obligations, the table presents face balance and weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and floating receive interest rates. These notional amounts are used to calculate the contractual cash flows to be exchanged under each contract.

Financial Assets and Liabilities Sensitive to Changes in Interest Rates as of December 31, 2010
(in thousands)

Non-VIE Assets:

	Securities	Loans Receivable	Loans Held-for-Sale	Total
Fixed rate assets	$34,431	$54,114	$16,130	$104,675
Interest rate(1)	8.24%	8.43%	8.55%	8.38%
Floating rate assets	$1,584	$924,942	$—	$926,526
Interest rate(1)	7.29%	3.50%	—	3.51%

Non-VIE Debt Obligations:

	Repurchase	Senior	Jr. Subordinated	Participations
	Obligations	Credit Facility	Notes	Sold	Total
Fixed rate debt	$—	$—	$143,753	$—	$143,753
Interest rate(1) (2)	—	—	1.00%	—	1.00%
Floating rate debt	$372,778	$98,124	$—	$259,304	$730,206
Interest rate(1) (2)	1.82%	3.26%	—	3.05%	2.45%

Non-VIE Derivative Financial Instruments:

Notional amounts	$64,063
Fixed pay rate(1)	5.16%
Floating receive rate(1)	0.26%

Assets of Consolidated VIEs:

	Securities	Loans Receivable	Total
Fixed rate assets	$568,800	$224,943	$793,743
Interest rate(1)	6.56%	8.20%	7.02%
Floating rate assets	$25,634	$2,922,812	$2,948,446
Interest rate(1)	1.83%	1.83%	1.83%

Securitized Non-Recourse Debt Obligations of Consolidated VIEs:

		Other
	CT CDOs	Consolidated VIEs	Total
Fixed rate debt	$251,555	$98,154	$349,709
Interest rate(1)	5.31%	7.12%	5.82%
Floating rate debt	$730,248	$2,540,489	$3,270,737
Interest rate(1)	0.78%	0.85%	0.83%

Derivative Financial Instruments of Consolidated VIEs:

Notional amounts	$339,697
Fixed pay rate(1)	4.95%
Floating receive rate(1)	0.26%

(1)	Represents weighted average rates where applicable. Floating rates are based on LIBOR of 0.26%, which is the rate as of December 31, 2010.
(2)
The coupon on our junior subordinated notes will remain at 1.00% per annum through April 29, 2012, increase to 7.23% per annum for the period from April 30, 2012 through April 29, 2016 and then convert to a floating interest rate of three-month LIBOR + 2.44% per annum through maturity in 2036.

Index

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item and the reports of the independent accountants thereon required by Item 15(a)(2) appear on pages F-2 to F-69. See accompanying Index to the Consolidated Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 21 to our consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting, which appears on page F-2, is incorporated herein by reference.

Attestation Report of Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on page F-4, and is incorporated herein by reference.

Changes in Internal Controls

There have been no significant changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

March 2011 Restructuring

On March 31, 2011, we consummated a series of transactions with our creditors and restructured and substantially reduced our previously restructured recourse legacy debt obligations, and raised a new mezzanine loan provided by affiliates of Five Mile Capital Partners LLC, or Five Mile, which we refer to as the Restructuring.

As part of, in connection with, and as a result of the Restructuring:

•
We formed a series of subsidiaries to participate in the Restructuring, including (i) CT Legacy Holdings, LLC, referred to as CT Legacy Holdings, (ii) CT Legacy Series 1 Note Issuer, LLC, referred to as CT Series 1 Note Issuer, (iii) CT Legacy Series 2 Note Issuer, LLC, referred to as CT Series 2 Note Issuer, (iv) CT Legacy REIT Holdings, LLC, referred to as CT Legacy REIT Holdings, (v) CT Legacy REIT Mezz Borrower, Inc., referred to as CT Legacy REIT, (vi) CT Legacy Asset, LLC, referred to as CT Legacy Asset, (vii) CT Legacy MS SPV, LLC, referred to as CT Legacy MS, and (viii) CT Legacy Citi SPV, LLC, referred to as CT Legacy Citi, and caused an existing corporation to be converted and renamed into CT Legacy JPM SPV, LLC, referred to as CT Legacy JPM;

Index

•
We transferred the Legacy Assets (as defined below) to CT Legacy REIT in exchange for (i) cash, (ii) the issuance to CT Legacy Holdings of shares of class A-1 common stock, class A-2 common stock, and class B common stock of CT Legacy REIT, and (iii) the issuance to us of shares of class A preferred stock of CT Legacy REIT pursuant to that certain contribution agreement, dated as of March 31, 2011, by and among CT Legacy REIT and CT Legacy Holdings and us, referred to as the Legacy Asset Contribution Agreement;

o
The transferred assets included (i) 100% of the loans and securities which serve as collateral for our legacy repurchase obligations (except for certain subordinate interests in CT CDO I and CT CDO II, (ii) our subordinate interests in CT CDO III, and (iii) 100% of our previously unencumbered loans and securities, collectively referred to as our Legacy Assets.

o
The Class A-1 common stock is entitled to 43.9% of distributions from CT Legacy REIT (subject to distributions to the Class B common stock described below) and has six votes per share, representing 78.9% of the CT Legacy REIT vote in the aggregate.

o	The Class A-2 common stock is entitled to 56.1% of distributions from CT Legacy REIT and has one vote per share, representing 16.8% of the CT Legacy REIT vote in the aggregate.

o
The Class B common stock is not entitled to distributions from CT Legacy REIT until the Class A-1 and Class A-2 shares have received $50,000,000 of distributions, after which the Class B shares are entitled to 25% of what would otherwise be paid to the Class A-1 shares. Class B shares have one vote per share representing 4.4% of the CT Legacy REIT vote in the aggregate.

•
CT Legacy REIT contributed the Legacy Assets to CT Legacy Asset, and CT Legacy Asset contributed certain Legacy Assets to each of three wholly-owned subsidiaries which assumed our legacy repurchase obligations. Following such contribution the respective Legacy Assets so contributed will continue to serve as collateral for such assumed repurchase obligations;

•	The legacy repurchase obligations described below were assumed by newly acquired and converted or formed subsidiaries of CT Legacy Asset:

o
$130,327,661 due and payable under existing repurchase obligations was assumed pursuant that certain amended and restated master repurchase agreement, dated as of March 31, 2011, by and between CT Legacy JPM and JPMorgan Chase Bank, N.A., referred to as the JPM Bank Repo Agreement;

o
$62,477,533 due and payable under existing repurchase obligations was assumed pursuant that certain amended and restated master repurchase agreement, dated as of March 31, 2011, by and between CT Legacy JPM and JPMorgan Chase Funding Inc., referred to as the JPM Funding Repo Agreement;

o
$103,525,425 due and payable under existing repurchase obligations was assumed pursuant that certain amended and restated master repurchase agreement, dated as of March 31, 2011, by and among CT Legacy MS, CT XLC Holding, LLC, Bellevue C2 Holding, LLC, CNL Hotel JV, LLC and Morgan Stanley Asset Funding Inc., referred to as the MS Repo Agreement; and

o
$42,284,721 due and payable under existing repurchase obligations was assumed pursuant that certain amended and restated master repurchase agreement, dated as of March 31, 2011, by and between CT Legacy Citi and Citigroup Financial Products, Inc. and Citigroup Global Markets, Inc., referred to as the Citi Repo Agreement;

Index
•
CT Legacy REIT entered in that certain mezzanine loan agreement, dated as of March 31, 2011, by and between CT Legacy REIT, as borrower, and Five Mile Capital II CT Mezz SPE LLC, referred to as Five Mile Lender, as lender, referred to as the Mezzanine Loan Agreement, governing an $83,000,000 mezzanine loan secured by the pledge by CT Legacy REIT of 100% of its membership interests in CT Legacy Asset, and certain other assets of CT Legacy REIT, pursuant to that certain pledge and security agreement, dated as of March 31, 2011, by CT Legacy REIT, referred to as the Pledge Agreement, and the non-recourse carve-out guaranty thereof by us pursuant to that certain guaranty, dated as of March 31, 2011, referred to as the Guaranty, which were entered into pursuant to that certain contribution agreement, dated as of March 31, 2011, by and among Five Mile Lender, Five Mile Capital II CT Equity SPE LLC, referred to as Five Mile Shareholder, and CT Legacy REIT, referred to as the Five Mile Contribution Agreement, in exchange for the issuance by CT Legacy REIT to Five Mile Lender of the related mezzanine loan promissory note and to Five Mile Shareholder of shares of class A-2 common stock of CT Legacy REIT (representing a 24.2% equity interest in the class A-1 common stock and class A-2 common stock of CT Legacy REIT);

o	The mezzanine loan has an interest rate of 15.0% per annum, of which 7.0% may be deferred, and matures on March 31, 2016;

o
The mezzanine loan also contains covenants which, among other things: (i) prohibit CT Legacy REIT from paying cash dividends to its common stockholders until the mezzanine loan has been repaid; (ii) prohibit us from selling or otherwise transferring our equity interests in CT Legacy REIT to parties other than certain wholly-owned subsidiaries; (iii) require two of three identified senior officers remain employed by us (unless suitable replacements are approved); and (iv) restrict incurrence of additional indebtedness;

•
CT Legacy Holdings contributed to CT Legacy REIT Holdings class A-1 common stock and class A-2 common stock in exchange for class A-1 units and class A-2 units of CT Legacy REIT Holdings and Five Mile Shareholder contributed to CT Legacy REIT Holdings class A-2 common stock in exchange for class A-2 units of CT Legacy REIT Holdings pursuant to that certain contribution agreement, dated as of March 31, 2011, by and among CT Legacy REIT Holdings, CT Legacy Holdings, and Five Mile Shareholder, referred to as the REIT Stock Contribution Agreement:

o	The class A-1 units and class A-2 units track economic interests and pass through voting power of the class A-1 common stock and the class A-2 common stock of CT Legacy REIT;

o
The class A-1 units and class A-2 units issued to CT Legacy Holdings represent a 43.9% and 31.9% equity interest in the class A-1 common stock and class A-2 common stock of CT Legacy REIT, respectively;

o	The class A-2 units issued to Five Mile Shareholder represent a 24.2% equity interest in the class A-1 common stock and class A-2 common stock of CT Legacy REIT;

•
CT Legacy Holdings contributed to CT Series 1 Note Issuer class A-1 units of CT Legacy REIT Holdings (representing a 12.88% equity interest in the class A-1 common stock and class A-2 commons stock of CT Legacy REIT) and class A-2 units of CT Legacy REIT Holdings (representing a 4.38% equity interest in the class A-1 common stock and class A-2 common stock of CT Legacy REIT) in exchange for the issuance to CT Legacy Holdings by CT Series 1 Note Issuer of those certain $2,777,777 aggregate amount of series 1 secured notes, dated as of March 31, 2011, secured by the foregoing class A-1 units and class A-2 units, referred to as the Series 1 Notes, pursuant to that certain exchange agreement, dated as of March 31, 2011, by and between CT Legacy Holdings and CT Series 1 Note Issuer;

o
The $2,777,777 initial aggregate principal amount of Series 1 Notes bear interest at 8.19% per annum, which is payable in kind, and the notes otherwise mature on March 31, 2016, subject to earlier prepayment at 150% of the initial principal amount;

•
CT Legacy Holdings contributed to CT Series 2 Note Issuer class A-1 units of CT Legacy REIT Holdings (representing a 31.06% equity interest in the class A-1 common stock and class A-2 commons stock of CT Legacy REIT) in exchange for the issuance to CT Legacy Holdings by CT Series 2 Note Issuer of those certain $5,000,000 aggregate amount of series 2 secured notes, dated as of March 31, 2011, secured by the foregoing class A-1 units, referred to as the Series 2 Notes, pursuant to that certain exchange agreement, dated as of March 31, 2011, by and between CT Legacy Holdings and CT Series 2 Note Issuer;

Index

o
The $5,000,000 initial aggregate principal amount of Series 2 Notes bear interest at 8.19% per annum, which is payable in kind, and the notes otherwise mature on March 31, 2016, subject to earlier prepayment at 150% of the initial principal amount;

•
Our existing $98,123,659 senior credit facility debt was satisfied and discharged pursuant to that certain exchange agreement, dated as of March 31, 2011, referred to as the WestLB Exchange Agreement, by and among us, CT Legacy Holdings, CT Legacy REIT Holdings, CT Series 1 Note Issuer and WestLB AG, New York Branch, BNP Paribas, Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Deutsche Bank Trust Company Americas, referred to collectively as the WestLB Lenders, governing the delivery to the WestLB Lenders by us and CT Legacy Holdings of $22,932,204 of cash, class A-2 units of CT Legacy REIT Holdings (representing a 24.2% equity interest in the class A-1 common stock and class A-2 common stock of CT Legacy REIT) and $2,777,777 aggregate principal amount of Series 1 Notes;

•
Certain of our junior subordinated notes in the aggregate principal amount of $61,093,750 were discharged upon issuance by JSN Restructure Vehicle 1 Ltd., a newly formed exempted company incorporated under the laws of the Caymans Islands and owned by a third party, referred to as Restructure 1, of new notes pursuant to that certain indenture, dated as of March 31, 2011 by and between Restructure 1 and BNYM, as trustee, in exchange for such junior subordinated notes held by the holders thereof and the simultaneous delivery of such obligations to us for cancellation by the trustee and immediately thereafter the contribution by us and CT Legacy Holdings of $745,529 of cash, 82.5% of the class B common stock, and $2,124,959 principal amount of Series 2 Notes to Restructure 1, pursuant to that certain contribution and exchange agreement, dated as of March 31, 2011, referred to as the Restructure 1 Contribution and Exchange Agreement, by and among us, CT Legacy Holdings, CT Series 2 Note Issuer, CT Legacy REIT, Restructure 1 and the holders of such subordinated junior notes named therein;

•
Certain of our junior subordinated notes in the aggregate principal amount of $57,500,000 were discharged upon the redemption thereof in exchange for $2,256,112 of cash and $1,999,961 principal amount of Series 2 Notes, upon the exercise by us of redemption rights contained in that certain supplemental indenture, dated as of the date hereof, referred to as the Supplemental Indenture, between us and BNYM, as trustee, to the junior subordinated indenture, dated as of March 16, 2009, between us and BNYM, as trustee, whereby such junior subordinated notes were cancelled by the trustee, and in connection therewith, we entered into those certain redemption agreements, dated as of March 31, 2011, referred to as the EOD Redemption Agreements, among us, CT Legacy Holdings, CT Series 2 Note Issuer, CT Legacy REIT and the holders of such junior subordinated notes;

•
Certain of our junior subordinated notes in the aggregate principal amount of $25,159,000 were discharged upon the exchange of such obligations by the holders thereof for $812,137 of cash, 17.5% of the class B common stock and $875,078 principal amount of Series 2 Notes, pursuant to that certain exchange agreement, dated as of March 31, 2011, by and among us, CT Legacy Holdings, CT Series 2 Note Issuer, CT Legacy REIT and the holders of the foregoing junior subordinated notes.

As a result of the Restructuring, we reduced our aggregate outstanding legacy repurchase obligations by $33,861,534 to $304,753,806, repaid $22,932,204 and had the remaining $75,191,455 principal due on our senior credit facility debt discharged to eliminate this debt obligation, and had discharged the entire $139,112,380 outstanding amount of our junior subordinated notes in exchange for $4,460,070 in cash and the Class B common stock. As a result of the Restructuring, we have eliminated our recourse debt obligations at our ultimate corporate parent level; our mezzanine loan and remaining restructured repurchase obligations are recourse only to CT Legacy REIT, its subsidiaries, and the Legacy Assets held therein.

The foregoing description of the Legacy Asset Contribution Agreement, the Mezzanine Loan Agreement, the Pledge Agreement, Guaranty, the Five Mile Contribution Agreement, the REIT Stock Contribution Agreement, the Series 1 Notes, the Series 2 Notes, the JPM Bank Repo Agreement, the JPM Funding Repo Agreement, the MS Bank Repo Agreement, the Citi Repo Agreement, the WestLB Exchange Agreement, the Restructure 1 Contribution and Exchange Agreement, the Supplemental Indenture, and the EOD Redemption Agreements is qualified in its entirety by reference to said agreements, which will be attached as exhibits to our quarterly report on Form 10-Q which we intend to file in May 2011.

Index

Compensation

Effective upon consummation of the Restructuring described above, the compensation committee, or the Committee, of our board of directors authorized awards of additional cash and incentive compensation to each of our three named executive officers. The awards are comprised of (i) a special one-time transaction bonus payable in cash, (ii) a grant of restricted stock, and (iii) a long-term cash incentive award tied to the recovery of assets owned by CT Legacy REIT, referred to as the Management Plan. The Management Plan provides for payments to our named executive officers and certain other employees equal to 6.75% of the total recovery (subject to certain caps) of the Legacy Assets, net of CT Legacy REIT’s obligations.

Effective upon consummation of the Restructuring described above, the Committee awarded to Stephen D. Plavin, our chief executive officer, the following: (i) a special one-time transaction bonus of $1,185,000 payable in cash upon the consummation of the transaction, (ii) a grant of 140,000 shares of restricted stock, and (iii) a 35% allocation of the recovery payments earned under the Management Plan. The restricted stock grant includes 35,000 shares that vest on March 31, 2011, and the remaining 105,000 shares vest in equal installments over the three year period commencing on April 1, 2011 and ending on March 31, 2014. The vesting schedule for the Management Plan incentive award is as follows: 25% on March 31, 2011, 25% on March 31, 2013, 25% on March 31, 2014 and the balance at the time of distribution under the plan.

Effective upon consummation of the Restructuring described above, the Committee awarded to Geoffrey G. Jervis, our chief financial officer, the following: (i) a special one-time transaction bonus of $985,000 payable in cash upon the consummation of the transaction, (ii) a grant of 100,000 shares of restricted stock, and (iii) a 25% allocation of the recovery payments earned under the Management Plan. The restricted stock grant includes 25,000 shares that vest on March 31, 2011, and the remaining 75,000 shares vest in equal installments over the three year period commencing on April 1, 2011 and ending on March 31, 2014. The vesting schedule for the Management Plan incentive award is as follows: 25% on March 31, 2011, 25% on March 31, 2013, 25% on March 31, 2014 and the balance at the time of distribution under the plan.

Effective upon consummation of the Restructuring described above, the Committee awarded to Thomas C. Ruffing, our chief credit officer and head of asset management, the following: (i) a special one-time transaction bonus of $250,000 payable in cash upon the consummation of the transaction, (ii) a grant of 60,000 shares of restricted stock, and (iii) a 15% allocation of the recovery payments earned under the Management Plan. The restricted stock grant includes 15,000 shares that vest on March 31, 2011, and the remaining 45,000 shares vest in equal installments over the three year period commencing on April 1, 2011 and ending on March 31, 2014. The vesting schedule for the Management Plan incentive award is as follows: 25% on March 31, 2011, 25% on March 31, 2013, 25% on March 31, 2014 and the balance at the time of distribution under the plan.

Effective upon consummation of the Restructuring described above, our board of directors authorized a one-time cash payment of $50,000 to each member of the special committee of the board of directors formed to oversee management’s implementation of the Restructuring. The special committee was comprised of Martin L. Edelman, Thomas E. Dobrowski and Henry N. Nassau.

Index

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to our definitive proxy statement to be filed not later than April 29, 2011 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 11.	Executive Compensation

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to our definitive proxy statement to be filed not later than April 29, 2011 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is incorporated herein by reference to our definitive proxy statement to be filed not later than April 29, 2011 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to our definitive proxy statement to be filed not later than April 29, 2011 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to our definitive proxy statement to be filed not later than April 29, 2011 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Index

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1)	Financial Statements

See the accompanying Index to Financial Statement Schedule on page F-1.

(a) (2)	Consolidated Financial Statement Schedules

See the accompanying Index to Financial Statement Schedule on page F-1.

(a) (3)	Exhibits

Index

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

Index

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

Index

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

Index

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

Index

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

10.46.c
Amendment No. 5 to Master Repurchase Agreement, dated as of February 14, 2007, by and among Capital Trust, Inc., CT RE CDO 2004-1 SUB, LLC, CT RE CDO 2005-1 SUB, LLC and Morgan Stanley Bank (filed as Exhibit 10.4 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 1, 2007 and incorporated herein by reference).

*10.46.d
Amendment No. 10 to Master Repurchase Agreement, dated as of March 16, 2009, by and among Capital Trust, Inc., CT RE CDO 2004-1 SUB, LLC, CT RE CDO 2005-1 SUB, LLC, CT XLC Holding, LLC and Morgan Stanley Bank, N.A. (filed as Exhibit 10.4 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 10, 2010 and incorporated herein by reference).

Index

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

*10.49.b
Amendment No. 1 to Master Repurchase Agreement, dated as of March 16, 2009, by and among CT BSI Funding Corp., Capital Trust, Inc., and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.5 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 10, 2010 and incorporated herein by reference).

Index

EXHIBIT INDEX
Exhibit Number	Description

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

*10.50.b
Amendment No. 1 to Master Repurchase Agreement, dated as of March 16, 2009, by and among Capital Trust, Inc., CT BSI Funding Corp. and JP Morgan Chase Funding Inc. (filed as Exhibit 10.6 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 10, 2010 and incorporated herein by reference).

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

Index

EXHIBIT INDEX

Exhibit Number	Description

10.58
Registration Rights Agreement, dated as of June 18, 2003, by and among Capital Trust, Inc. and the parties named therein (filed as Exhibit 10.2 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 12, 2004 and incorporated herein by reference).

10.59
Securities Purchase Agreement, dated as of May 11, 2004, by and among Capital Trust, Inc. W. R. Berkley Corporation and certain shareholders of Capital Trust, Inc. (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 10, 2010 and incorporated herein by reference).

10.60
Registration Rights Agreement dated as of May 11, 2004, by and among Capital Trust, Inc. and W. R. Berkley Corporation (filed as Exhibit 10.2 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on May 11, 2004 and incorporated herein by reference).

10.61
Junior Subordinated Indenture, dated as of March 16, 2009, between Capital Trust, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee (filed as Exhibit 10.2 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 10, 2010 and incorporated herein by reference).

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

Index

EXHIBIT INDEX

Exhibit Number	Description

10.68
Master Repurchase Agreement, dated as of July 30, 2007, by and among Capital Trust, Inc., Citigroup Global Markets, Inc. and Citigroup Financial Products Inc. (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on November 7, 2007 and incorporated herein by reference).

*10.69
Amendment No. 3 to Master Repurchase Agreement, dated as of March 16, 2009, by and between Capital Trust, Inc., and Citigroup Global Markets, Inc. and Citigroup Financial Products Inc. (filed as Exhibit 10.7 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 10, 2010 and incorporated herein by reference).

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

*10.73
Pledge and Security Agreement, dated as of March 16, 2009, by and between Capital Trust, Inc., and WestLB AG, New York Branch (filed as Exhibit 10.8 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 10, 2010 and incorporated herein by reference).

10.74	Warrant to Purchase Shares of Class A Common Stock of Capital Trust, Inc. issued by Capital Trust, Inc. to JPMorgan Chase Funding, Inc., dated March 16, 2009.

10.75	Warrant to Purchase Shares of Class A Common Stock of Capital Trust, Inc. issued by Capital Trust, Inc. to Morgan Stanley Asset Funding, Inc., dated March 16, 2009.

10.76	Warrant to Purchase Shares of Class A Common Stock of Capital Trust, Inc. issued by Capital Trust, Inc. to Citigroup Financial Products, Inc., dated March 16, 2009.

10.77
Satisfaction, Termination and Release Agreement, dated as of April 6, 2009, by and between Capital Trust, Inc. and Lehman Commercial Paper Inc. (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on August 4, 2009 and incorporated herein by reference)

10.78
Exchange Agreement, dated as of May 14, 2009, by and among Capital Trust, Inc.,Kodiak CDO II, Ltd., Talon Total Return QP Partners LP, Talon Total Return PartnersLP, GPC 69, LLC, HFR RVA Opal Master Trust and Paul Strebel (filed as Exhibit 99.1to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on May 19, 2009 and incorporated by reference herein).

Index

EXHIBIT INDEX

Exhibit Number	Description

10.79
Junior Subordinated Indenture, dated as of May 14, 2009, between Capital Trust, Inc. andThe Bank of New York Mellon Trust Company, National Association, as Trustee (filedas Exhibit 10.3 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788)filed on October 10, 2010 and incorporated by reference herein).

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
_________________________
+	Represents a management contract or compensatory plan or arrangement.

•	Filed herewith.

*
Portions of this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2011	/s/ Stephen D. Plavin
Date	Stephen D. Plavin
Chief Executive Officer (Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 31, 2011	/s/ Samuel Zell
Date	Samuel Zell
Chairman of the Board of Directors

March 31, 2011	/s/ Stephen D. Plavin
Date	Stephen D. Plavin
Chief Executive Officer and Director (Principal executive officer)

March 31, 2011	/s/ Geoffrey G. Jervis
Date	Geoffrey G. Jervis
Chief Financial Officer (Principal financial officer and Principal accounting officer)

March 31, 2011	/s/ Thomas E. Dobrowski
Date	Thomas E. Dobrowski, Director

March 31, 2011	/s/ Martin L. Edelman
Date	Martin L. Edelman, Director

March 31, 2011	/s/ Edward S. Hyman
Date	Edward S. Hyman, Director

March 31, 2011	/s/ Henry N. Nassau
Date	Henry N. Nassau, Director

March 31, 2011	/s/ Joshua A. Polan
Date	Joshua A. Polan, Director

March 31, 2011	/s/ Lynne B. Sagalyn
Date	Lynne B. Sagalyn, Director

Index

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the consolidated financial statements or notes thereto.

Index

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2010 based on the criteria in Internal Control-Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated: March 31, 2011

/s/ Stephen D. Plavin	/s/ Geoffrey G. Jervis
Stephen D. Plavin	Geoffrey G. Jervis
Chief Executive Officer	Chief Financial Officer

Index

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

Dated: March 31, 2011

/s/ Stephen D. Plavin	/s/ Geoffrey G. Jervis
Stephen D. Plavin	Geoffrey G. Jervis
Chief Executive Officer	Chief Financial Officer

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Capital Trust, Inc.

We have audited Capital Trust, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capital Trust, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Capital Trust, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital Trust, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010 of Capital Trust, Inc. and Subsidiaries and our report dated March 31, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, NY
March 31, 2011

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Capital Trust, Inc.

We have audited the accompanying consolidated balance sheets of Capital Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its criteria for consolidation with the adoption of FASB Accounting Standards Codification Topic 810, Consolidation, effective January 1, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 31, 2011

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2010 and 2009
(in thousands, except per share data)

	December 31,	December 31,
Assets	2010	2009

Cash and cash equivalents	$24,449	$27,954
Securities held-to-maturity	3,455	17,332
Loans receivable, net	606,318	766,745
Loans held-for-sale, net	5,750	—
Equity investments in unconsolidated subsidiaries	8,932	2,351
Accrued interest receivable	2,392	3,274
Deferred income taxes	658	2,032
Prepaid expenses and other assets	9,952	8,391
Subtotal	661,906	828,079

Assets of Consolidated Variable Interest Entities ("VIEs")
Securities held-to-maturity	504,323	697,864
Loans receivable, net	2,891,379	391,499
Loans held-for-sale, net	—	17,548
Real estate held-for-sale	8,055	—
Accrued interest receivable and other assets	55,027	1,645
Subtotal	3,458,784	1,108,556

Total assets	$4,120,690	$1,936,635

Liabilities & Shareholders' Deficit

Liabilities:
Accounts payable and accrued expenses	$6,726	$8,228
Repurchase obligations	372,582	450,137
Senior credit facility	98,124	99,188
Junior subordinated notes	132,190	128,077
Participations sold	259,304	289,144
Interest rate hedge liabilities	8,451	4,184
Subtotal	877,377	978,958

Non-Recourse Liabilities of Consolidated VIEs
Accounts payable and accrued expenses	3,809	1,798
Securitized debt obligations	3,621,229	1,098,280
Interest rate hedge liabilities	29,462	26,766
Subtotal	3,654,500	1,126,844

Total liabilities	4,531,877	2,105,802

Commitments and contingencies	—	—

Shareholders' deficit:
Class A common stock, $0.01 par value, 100,000 shares authorized, 21,917 and 21,796 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively ("class A common stock")	219	218
Restricted class A common stock, $0.01 par value, 33 and 79 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively ("restricted class A common stock" and together with class A common stock, "common stock")	—	1
Additional paid-in capital	559,411	559,145
Accumulated other comprehensive loss	(50,462)	(39,135)
Accumulated deficit	(920,355)	(689,396)
Total shareholders' deficit	(411,187)	(169,167)

Total liabilities and shareholders' deficit	$4,120,690	$1,936,635

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2010, 2009, and 2008
(in thousands, except share and per share data)

	2010	2009	2008
Income from loans and other investments:
Interest and related income	$158,733	$121,818	$194,649
Less: Interest and related expenses	123,963	79,794	129,665
Income from loans and other investments, net	34,770	42,024	64,984

Other revenues:
Management fees from affiliates	7,808	11,743	12,941
Incentive management fees from affiliates	733	—	—
Servicing fees	6,404	1,679	367
Other interest income	61	153	1,566
Total other revenues	15,006	13,575	14,874

Other expenses:
General and administrative	18,779	22,102	24,957
Depreciation and amortization	20	71	179
Total other expenses	18,799	22,173	25,136

Total other-than-temporary impairments of securities	(77,960)	(123,894)	(917)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	9,594	14,256	—
Impairment of goodwill	—	(2,235)	—
Impairment of real estate held-for-sale	(4,000)	(2,233)	(2,000)
Net impairments recognized in earnings	(72,366)	(114,106)	(2,917)

Provision for loan losses	(146,478)	(482,352)	(63,577)
Valuation allowance on loans held-for-sale	(2,119)	—	(48,259)
Gain on extinguishment of debt	3,134	—	6,000
(Loss) gain on sale of investments	—	(10,363)	374
Income (loss) from equity investments	3,608	(3,736)	(1,988)
Loss before income taxes	(183,244)	(577,131)	(55,645)
Income tax provision (benefit)	2,100	(694)	1,893
Net loss	($185,344)	($576,437)	($57,538)

Per share information:
Net loss per share of common stock:
Basic	($8.28)	($25.76)	($2.73)
Diluted	($8.28)	($25.76)	($2.73)

Weighted average shares of common stock outstanding:
Basic	22,371,264	22,378,868	21,098,935
Diluted	22,371,264	22,378,868	21,098,935

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (Deficit)
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands)

	Comprehensive Loss	Class A Common Stock	Restricted Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2007		$172	$4	$426,113	($8,684)	($9,368)	$408,237

Net loss	($57,538)	—	—	—	—	(57,538)	(57,538)
Unrealized loss on derivative financial instruments	(29,640)	—	—	—	(29,640)	—	(29,640)
Unrealized loss on securities	(205)	—	—	—	(205)	—	(205)
Amortization of unrealized gain on securities	(1,705)	—	—	—	(1,705)	—	(1,705)
Deferred loss on settlement of swaps	(611)	—	—	—	(611)	—	(611)
Amortization of deferred gains and losses on settlement of swaps	(164)	—	—	—	(164)	—	(164)
Shares of class A common stock issued in public offering	—	40	—	112,567	—	—	112,607
Sale of class A common stock under dividend reinvestment plan and stock purchase plan	—	4	—	12,882	—	—	12,886
Sale of shares of class A common stock under stock option agreement	—	—	—	180	—	—	180
Restricted class A common stock earned, net of shares deferred	—	1	(1)	3,419	—	—	3,419
Deferred directors' compensation	—	—	—	2,274	—	—	2,274
Dividends declared on common stock	—	—	—	—	—	(48,296)	(48,296)
Balance at December 31, 2008	($89,863)	217	3	557,435	(41,009)	(115,202)	401,444

Net loss	($576,437)	—	—	—	—	(576,437)	(576,437)
Cumulative effect of change in accounting principle	—	—	—	—	(2,243)	2,243	—
Unrealized gain on derivative financial instruments	17,024	—	—	—	17,024	—	17,024
Amortization of unrealized gain on securities	(1,031)	—	—	—	(1,031)	—	(1,031)
Amortization of deferred gains and losses on settlement of swaps	(95)	—	—	—	(95)	—	(95)
Other-than-temporary impairments of securities related to fair value adjustments in excess of expected credit losses	(11,781)	—	—	—	(11,781)	—	(11,781)
Issuance of warrants in conjunction with debt restructuring	—	—	—	940	—	—	940
Restricted class A common stock earned, net of shares deferred	—	1	(2)	245	—	—	244
Deferred directors' compensation	—	—	—	525	—	—	525
Balance at December 31, 2009	($572,320)	218	1	559,145	(39,135)	(689,396)	(169,167)

Net loss	($185,344)	—	—	—	—	(185,344)	(185,344)
Cumulative effect of change in accounting principle	—	—	—	—	3,800	(45,615)	(41,815)
Unrealized loss on derivative financial instruments	(6,964)	—	—	—	(6,964)	—	(6,964)
Amortization of unrealized gain on securities	(1,489)	—	—	—	(1,489)	—	(1,489)
Amortization of deferred gains and losses on settlement of swaps	(98)	—	—	—	(98)	—	(98)
Other-than-temporary impairments of securities related to fair value adjustments in excess of expected credit losses	(6,576)	—	—	—	(6,576)	—	(6,576)
Restricted class A common stock earned, net of shares deferred	—	1	(1)	69	—	—	69
Deferred directors' compensation	—	—	—	197	—	—	197
Balance at December 31, 2010	($200,471)	$219	$—	$559,411	($50,462)	($920,355)	($411,187)

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net loss	($185,344)	($576,437)	($57,538)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Net impairments recognized in earnings	72,366	114,106	2,917
Provision for loan losses	146,478	482,352	63,577
Valuation allowance on loans held-for-sale	2,119	—	48,259
Gain on extinguishment of debt	(3,134)	—	(6,000)
Loss (gain) on sale of investments	—	10,363	(374)
(Income) loss from equity investments	(3,608)	3,736	1,988
Employee stock-based compensation	138	293	3,478
Depreciation and amortization	20	71	179
Amortization of premiums/discounts on loans and securities and deferred interest on loans	(4,842)	(6,172)	(11,505)
Amortization of deferred gains and losses on settlement of swaps	(98)	(95)	(164)
Amortization of deferred financing costs and premiums/discounts on
debt obligations	7,414	7,121	5,168
Deferred interest on senior credit facility	3,935	2,938	—
Deferred directors' compensation	197	525	525
Settlement of interest rate hedges	—	—	(352)
Changes in assets and liabilities, net:
Accrued interest receivable	782	1,587	4,341
Deferred income taxes	1,374	(326)	1,953
Prepaid expenses and other assets	(94)	1,193	3,696
Accounts payable and accrued expenses	(1,326)	(1,502)	(6,113)
Net cash provided by operating activities	36,377	39,753	54,035

Cash flows from investing activities:
Purchases of securities	—	—	(660)
Principal collections of securities	55,864	17,533	30,552
Origination/purchase of loans receivable	—	—	(47,128)
Add-on fundings under existing loan commitments	(1,642)	(7,698)	(82,343)
Principal collections of loans receivable	252,379	96,453	270,802
Proceeds from operation/disposition of real estate held-for-sale	—	7,665	—
Proceeds from disposition of loans	25,298	12,000	—
Contributions to unconsolidated subsidiaries	(5,232)	(3,704)	(3,473)
Distributions from unconsolidated subsidiaries	2,260	—	—
Increase in restricted cash	—	—	(13,125)
Net cash provided by investing activities	328,927	122,249	154,625

Cash flows from financing activities:
Decrease in restricted cash	—	18,666	—
Borrowings under repurchase obligations	—	—	185,133
Repayments under repurchase obligations	(78,025)	(135,523)	(391,936)
Borrowings under senior credit facility	—	—	25,000
Repayments under senior credit facility	(5,000)	(3,750)	—
Repayment of securitized debt obligations	(285,784)	(58,816)	(35,945)
Settlement of interest rate hedges	—	—	(611)
Payment of deferred financing costs	—	(7)	(577)
Proceeds from stock options exercised	—	—	121
Dividends paid on common stock	—	—	(95,786)
Proceeds from sale of shares of class A common stock and stock purchase plan	—	—	123,155
Proceeds from dividend reinvestment plan	—	—	2,339
Net cash used in financing activities	(368,809)	(179,430)	(189,107)

Net (decrease) increase in cash and cash equivalents	(3,505)	(17,428)	19,553
Cash and cash equivalents at beginning of period	27,954	45,382	25,829
Cash and cash equivalents at end of period	$24,449	$27,954	$45,382

See accompanying notes to consolidated financial statements.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Organization

References herein to “we,” “us” or “our” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a fully integrated, self-managed, real estate finance and investment management company that specializes in credit sensitive financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. From the inception of our finance business in 1997 through December 31, 2010, we have completed over $11.6 billion of investments in the commercial real estate debt arena. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes. We are traded on the New York Stock Exchange, or NYSE, under the symbol “CT”, and are headquartered in New York City.

March 2011 Restructuring

Subsequent to December 31, 2010, on March 31, 2011, we restructured, amended, or extinguished all of our outstanding recourse debt obligations, which we refer to as our March 2011 restructuring. The March 2011 restructuring involved: (i) the contribution of certain of our legacy assets to a newly formed subsidiary, CT Legacy REIT Mezz Borrower, Inc., or CT Legacy REIT, (ii) the assumption of our legacy repurchase obligations by CT Legacy REIT, and (iii) the extinguishment of our senior credit facility and junior subordinated notes. The restructuring was financed by a new $83.0 million mezzanine loan from an affiliate of Five Mile Capital Partners LLC, or Five Mile, to CT Legacy REIT, and the issuance of equity interests in CT Legacy REIT to our former junior subordinated note holders and former lenders under our senior credit facility, as well as to an affiliate of Five Mile. See Note 22 for further discussion of our March 2011 restructuring.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, and variable interest entities, or VIEs, in which we are the primary beneficiary, and are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. All significant intercompany balances and transactions have been eliminated in consolidation.

VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary, and is generally the entity which (i) the power to direct the activities that most significantly impact the VIEs’s economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. Our consolidated VIEs generally include two categories of entities: (i) collateralized debt obligations sponsored and issued by us, which we refer to as CT CDOs, and (ii) other consolidated VIEs, which are also securitization vehicles but were not issued or sponsored by us.

As of December 31, 2010, our consolidated balance sheet includes an aggregate $3.5 billion of assets and $3.7 billion of liabilities related to 11 consolidated VIEs. Due to the non-recourse nature of these VIEs, and other factors, our net exposure to loss from investments in these entities is limited to $29.1 million. See Note 11 for additional information on our investments in VIEs.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Equity Investments in Unconsolidated Subsidiaries

Our co-investment interests in the private equity funds we manage are accounted for using the equity method. These entities’ assets and liabilities are not consolidated into our financial statements due to our determination that (i) these entities are not VIEs, and (ii) the investors have sufficient rights to preclude consolidation by us. As such, we report our allocable percentage of the earnings or losses of these entities on a single line item in our consolidated statements of operations as income (loss) from equity investments.

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

Cash and Cash Equivalents

We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. We place our cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. As of, and for the periods ended, December 31, 2010 and December 31, 2009, we had bank balances in excess of federally insured amounts. We have not experienced any losses on our demand deposits, commercial paper or money market investments.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Securities

We classify our securities as held-to-maturity, available-for-sale, or trading on the date of acquisition of the investment. Held-to-maturity investments are stated at cost, adjusted for the amortization of any premiums or discounts, which are amortized through our consolidated statements of operations using the level yield method described above. Other than in the instance of an other-than-temporary impairment (as discussed below), these held-to-maturity investments are carried on our consolidated financial statements at their amortized cost basis.

We may also invest in securities which may be classified as available-for-sale. Available-for-sale securities are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Changes in the valuations do not affect our reported income or cash flows, but do impact shareholders’ equity and, accordingly, book value per share. On August 4, 2005, we changed the accounting classification of certain of our securities from available-for-sale to held-to-maturity. We have not designated any securities as available-for-sale since that time.

Further, as required under GAAP, when, based on current information and events, there has been an adverse change in the cash flows expected to be collected from those previously estimated for one of our securities, an other-than-temporary impairment is deemed to have occurred. A change in expected cash flows is considered adverse if the present value of the revised cash flows (taking into consideration both the timing and amount of cash flows expected to be collected) discounted using the security’s current yield is less than the present value of the previously estimated remaining cash flows, adjusted for cash receipts during the intervening period.

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

In certain cases, we may classify loans as held-for-sale based upon the specific facts and circumstances of particular Loans, including known or expected transactions. Loans held-for-sale are carried at the lower of our amortized cost basis and fair value. A reduction in the fair value of loans held-for-sale is recorded as a charge to our consolidated statement of operations as a valuation allowance on loans held-for-sale.

Real Estate Held-for-Sale

Loan investments where we have foreclosed upon the underlying collateral and own an equity interest in real estate are categorized as real estate owned. We generally do not intend to hold such foreclosed assets for long-term operations and therefore classify such assets as Real estate held-for-sale on our consolidated balance sheets. Real estate held-for-sale are carried at the lower of our basis in the real estate and fair value, with reductions in fair value recorded as an impairment of real estate-held-for-sale on our consolidated statements of operations.

Deferred Financing Costs

The deferred financing costs which are included in prepaid expenses and other assets on our consolidated balance sheets include issuance costs related to our debt obligations, and are amortized using the effective interest method, or a method that approximates the effective interest method, over the life of the related obligations.

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

Interest Rate Derivative Financial Instruments

In the normal course of business, we use interest rate derivative financial instruments to manage, or hedge, cash flow variability caused by interest rate fluctuations. Specifically, we currently use interest rate swaps to effectively convert floating rate liabilities that are financing fixed rate assets to fixed rate liabilities. The differential to be paid or received on these agreements is recognized on the accrual basis as an adjustment to the interest expense related to the attendant liability. The interest rate swap agreements are generally accounted for on a held-to-maturity basis, and, in cases where they are terminated early, any gain or loss is generally amortized over the remaining life of the hedged item. These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment. Changes in value of effective cash flow hedges are reflected on our consolidated financial statements through accumulated other comprehensive income (loss) and do not affect our net income (loss). To the extent a derivative does not qualify for hedge accounting, and is deemed a non-hedge derivative, the changes in its value are included in net income (loss).

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

To determine the fair value of interest rate derivative financial instruments, we use a third-party derivative specialist to assist us in periodically valuing our interests.

Income Taxes

Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income. Management believes that we operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, we do not expect to pay substantial corporate level taxes other than those payable by our taxable REIT subsidiaries. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we may be subject to federal, state and local income tax on current and past income, and penalties.

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

Comprehensive Income (Loss)

Total comprehensive loss was ($200.5) million, ($572.3) million, and ($89.9) million for the years ended December 31, 2010, 2009, and 2008, respectively. The primary components of comprehensive loss other than net income (loss) are the unrealized gains and losses on derivative financial instruments and the component of other-than-temporary impairments of securities related to the Valuation Adjustment.

There was a one-time $3.8 million adjustment to accumulated other comprehensive loss upon our adoption of new accounting guidance effective January 1, 2010. See below discussion under “Recent Accounting Pronouncements” in this Note 2 for additional information. See also Note 12 for additional discussion of accumulated other comprehensive loss.

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

Reclassifications

Certain reclassifications have been made in the presentation of the prior period consolidated financial statements to conform to the December 31, 2010 presentation. Primarily, certain assets and liabilities of consolidated VIEs have been presented separately on our consolidated balance sheet. See above discussion under “Balance Sheet Presentation” in this Note 2 for additional information.

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

Goodwill

Goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses acquired. Goodwill is reviewed, at least annually, to determine if there is an impairment at a reporting unit level, or more frequently if an indication of impairment exists. During the second quarter of 2009, we completely impaired goodwill, and therefore do not have any recorded goodwill as of December 31, 2010.

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

Recent Accounting Pronouncements

New accounting guidance which was effective as of January 1, 2010 changed the criteria for consolidation of VIEs and removed a preexisting consolidation exception for qualified special purpose entities, which includes certain securitization vehicles. The amended guidance requires a qualitative, rather than quantitative assessment of when a VIE should be consolidated. Specifically, an entity would generally be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.

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

In July 2010, the FASB issued Accounting Standards Update 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” or ASU 2010-20. ASU 2010-20 primarily requires additional disaggregated disclosures of (i) credit risks associated with financing receivables, and (ii) impaired financing receivables and the related allowance for credit losses. ASU 2010-20 is generally effective for the first interim or annual period ending after December 15, 2010; however certain disclosures are not required until the first interim or annual period beginning after December 15, 2010. The adoption of ASU 2010-20 did not have a material impact on our consolidated financial statements. Additional disclosures have been included, as applicable, in the notes to our consolidated financial statements.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 3. Securities Held-to-Maturity

Subsequent to December 31, 2010, in conjunction with the March 2011 restructuring of our recourse debt obligations, a significant portion of our assets were transferred to a newly formed, majority-owned subsidiary. See Note 22 for additional discussion.

As described in Note 2, our consolidated balance sheets separately state our assets and liabilities and certain assets and liabilities of consolidated VIEs. The following disclosures relate only to our securities portfolio we own directly. See also Note 11 for comparable disclosures regarding securities that are held in consolidated VIEs, as separately stated on our consolidated balance sheets.

Our securities portfolio consists of commercial mortgage-backed securities, or CMBS, collateralized debt obligations, or CDOs, and other securities. Activity relating to our securities portfolio for the year ended December 31, 2010 was as follows (in thousands):

	CMBS	CDOs & Other	Total Book Value (1)

December 31, 2009	$2,081	$15,251	$17,332

Principal paydowns	(170)	—	(170)
Discount/premium amortization & other (2)	335	601	936
Other-than-temporary impairments:
Recognized in earnings	(586)	(17,211)	(17,797)
Recognized in accumulated other comprehensive income	586	2,568	3,154

December 31, 2010	$2,246	$1,209	$3,455

(1)
Includes securities with a total face value of $36.0 million and $105.2 million as of December 31, 2010 and 2009, respectively. Securities with an aggregate face value of $69.0 million, which had a net carrying value of zero as of December 31, 2009, have been eliminated in consolidation beginning January 1, 2010 as discussed in Note 2.

(2)	Includes mark-to-market adjustments on securities previously classified as available-for-sale, amortization of other-than-temporary impairments, and losses, if any.

While we typically account for the securities in our portfolio on a held-to-maturity basis, under certain circumstances we will account for securities on an available-for-sale basis. As detailed in Note 2, on August 4, 2005, we changed the accounting classification of our then portfolio of securities from available-for-sale to held-to-maturity. As of both December 31, 2010 and 2009, we had no securities classified as available-for-sale.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table allocates our securities’ book value as of December 31, 2010 between their amortized cost basis, amounts related to mark-to-market adjustments on securities previously classified as available-for-sale, and the portion of other-than-temporary impairments not related to expected credit losses (in thousands):

	CMBS	CDOs & Other	Total Securities

Amortized cost basis	$5,576	$1,209	$6,785
Mark-to-market adjustments on securities previously classified as available-for-sale	(539)	—	(539)
Other-than-temporary impairments recognized in accumulated other comprehensive income	(2,791)	—	(2,791)

Total book value as of December 31, 2010.	$2,246	$1,209	$3,455

The following table details overall statistics for our securities portfolio as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Number of securities	7	9
Number of issues	5	6
Rating (1) (2)	CCC	B-
Fixed / Floating (in millions) (3)	$2 / $1	$16 / $1
Coupon (1) (4)	7.44%	9.82%
Yield (1) (4)	10.54%	7.89%
Life (years) (1) (5)	1.9	2.8

(1)	Represents a weighted average as of December 31, 2010 and 2009, respectively.
(2)
Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security and exclude unrated equity investments in CDOs with a net book value of $1.2 million as of both December 31, 2010 and 2009.

(3)	Represents the aggregate net book value of our portfolio allocated between fixed rate and floating rate securities.
(4)
Coupon is based on the securities’ contractual interest rates, while yield is based on expected cash flows for each security, and considers discounts/premiums and asset non-performance. Calculations for floating rate securities are based on LIBOR of 0.26% and 0.23% as of December 31, 2010 and 2009, respectively.

(5)	Weighted average life is based on the timing and amount of future expected principal payments through the expected repayment date of each respective investment.

The table below details the ratings and vintage distribution of our securities as of December 31, 2010 and 2009 (in thousands):

	Rating as of December 31, 2010			Rating as of December 31, 2009
Vintage	B	CCC and Below	Total	B	CCC and Below	Total
2003	$—	$1,210	$1,210	$13,488	$1,162	$14,650
2002	—	—	—	—	602	602
2000	—	955	955	—	879	879
1997	218	—	218	246	—	246
1996	—	1,072	1,072	—	955	955
Total	$218	$3,237	$3,455	$13,734	$3,598	$17,332

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Other-than-temporary impairments

Quarterly, we reevaluate our securities portfolio to determine if there has been an other-than-temporary impairment based upon expected future cash flows from each securities investment. As a result of this evaluation, under the accounting guidance discussed in Note 2, during the year ended December 31, 2010, we recorded a gross other-than-temporary impairment of $14.6 million. In addition, we determined that $3.2 million of impairments previously recorded in other comprehensive income should be recognized as credit losses due to a decrease in cash flow expectations for two of our securities with an aggregate net book value of $1.1 million.

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

The following table summarizes activity related to the other-than-temporary impairments of our securities during the year ended December 31, 2010 (in thousands):

	Gross Other-Than-Temporary Impairments	Credit Related Other-Than-Temporary Impairments	Non-Credit Related Other-Than-Temporary Impairments

December 31, 2009	$85,838	$79,210	$6,628

Impact of change in accounting principle (1)	(68,989)	(68,989)	—
Additions due to change in expected cash flows	14,643	17,797	(3,154)
Amortization of other-than-temporary impairments	(925)	(242)	(683)

December 31, 2010	$30,567	$27,776	$2,791

(1)
Due to the consolidation of additional VIEs, as discussed in Note 2, other-than-temporary impairments which were previously recorded on our investment in these entities have been eliminated in consolidation beginning January 1, 2010.

Unrealized losses and fair value of securities

Certain of our securities are carried at values in excess of their fair values. This difference can be caused by, among other things, changes in credit spreads and interest rates. The following table shows the gross unrealized losses and fair value of our securities for which the fair value is lower than our book value as of December 31, 2010 and that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		Greater Than 12 Months		Total

	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Book Value (1)

Floating Rate	$—	$—	$0.2	($1.1)	$0.2	($1.1)	$1.3

Fixed Rate	—	—	—	—	—	—	—

Total	$—	$—	$0.2	($1.1)	$0.2	($1.1)	$1.3

(1)
Excludes, as of December 31, 2010, $2.2 million of securities which were carried at or below fair value and securities against which an other-than-temporary impairment equal to the entire book value was recognized in earnings.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2010, one of our securities with an aggregate carrying value of $1.3 million was carried at a balance in excess of its fair value. Fair value for this security was $158,000 as of December 31, 2010. In total, as of December 31, 2010, we had seven investments in securities with an aggregate book value of $3.5 million that have an estimated fair value of $5.5 million, including three investments in CMBS with an estimated fair value of $5.3 million and four investments in CDOs and other securities with an estimated fair value of $158,000. These valuations do not include the value of interest rate swaps entered into in conjunction with the purchase/financing of these investments, if any.

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

We determine fair values using third party dealer assessments of value, supplemented in limited cases with our own internal financial model-based estimations of fair value. See Note 16 for further discussion of fair value. We regularly examine our securities portfolio and have determined that, despite the differences between carrying value and fair value discussed above, our expectations of future cash flows have only changed adversely for six of our securities, against which we have recognized other-than-temporary-impairments.

Our estimation of cash flows expected to be generated by our securities portfolio is based upon an internal review of the underlying loans securing our investments both on an absolute basis and compared to our initial underwriting for each investment. Our efforts are supplemented by third party research reports, third party market assessments and our dialogue with market participants. As of December 31, 2010, we do not intend to sell our securities, nor do we believe it is more likely than not that we will be required to sell our securities before recovery of their amortized cost bases, which may be at maturity. This, combined with our assessment of cash flows, is the basis for our conclusion that these investments are not impaired, other than as described above, despite the differences between estimated fair value and book value. We attribute the difference between book value and estimated fair value to the current market dislocation and a general negative bias against structured financial products such as CMBS and CDOs.

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

We are not obligated to provide, nor have we provided, any financial support to these entities. As of December 31, 2010, our maximum exposure to loss as a result of our investment in these entities is $36.0 million, the principal amount of our securities portfolio. We have recorded other-than-temporary impairments of $30.6 million against this portfolio, resulting in a net exposure to loss of $5.4 million as of December 31, 2010.

Note 4. Loans Receivable, net

Subsequent to December 31, 2010, in conjunction with the March 2011 restructuring of our recourse debt obligations, a significant portion of our assets were transferred to a newly formed, majority-owned subsidiary. See Note 22 for additional discussion.

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

Activity relating to our loans receivable for the year ended December 31, 2010 was as follows (in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value (1)

December 31, 2009	$1,126,697	($359,952)	$766,745

Additional fundings (2)	2,021	—	2,021
Satisfactions (3)	(25,497)	—	(25,497)
Principal paydowns	(14,089)	—	(14,089)
Discount/premium amortization & other	840	—	840
Provision for loan losses (4)	—	(59,579)	(59,579)
Realized loan losses	(37,108)	37,108	—
Reclassification to loans held-for-sale	(76,632)	10,643	(65,989)
Reclassification from loans held-for-sale	1,866	—	1,866

December 31, 2010	$978,098	($371,780)	$606,318

(1)	Includes loans with a total principal balance of $979.1 million and $1.13 billion as of December 31, 2010 and December 31, 2009, respectively.
(2)	Additional fundings includes deferred interest of $378,000 which has been accrued into the applicable loan principal balance.
(3)	Includes final maturities, full repayments, and sales.
(4)	Provision for loan losses is presented net of a $11.8 million recovery of provisions recorded in prior periods.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table details overall statistics for our loans receivable portfolio as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Number of investments	29	35
Fixed / Floating (in millions) (1)	$55 / $551	$58 / $708
Coupon (2) (3)	4.02%	3.77%
Yield (2) (3)	3.81%	3.59%
Maturity (years) (2) (4)	1.7	2.2

(1)	Represents the aggregate net book value of our portfolio allocated between fixed rate and floating rate loans.
(2)	Represents a weighted average as of December 31, 2010 and 2009, respectively.
(3)	Calculations for floating rate loans are based on LIBOR of 0.26% and 0.23% as of December 31, 2010 and 2009, respectively.
(4)	Represents the final maturity of each investment assuming all extension options are executed.

The tables below detail the types of loans in our portfolio, as well as the property type and geographic distribution of the properties securing our loans, as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010		December 31, 2009
Asset Type	Book Value	Percentage	Book Value	Percentage
Senior mortgages	$240,150	39%	$302,999	40%
Mezzanine loans	229,346	38	209,980	27
Subordinate interests in mortgages	113,591	18	179,525	23
Other	23,231	5	74,241	10
Total	$606,318	100%	$766,745	100%

Property Type	Book Value	Percentage	Book Value	Percentage
Office	$307,390	51%	$339,142	44%
Hotel	147,014	24	176,557	23
Healthcare	53,705	9	113,900	15
Multifamily	18,093	3	23,657	3
Retail	11,460	2	14,219	2
Other	68,656	11	99,270	13
Total	$606,318	100%	$766,745	100%

Geographic Location	Book Value	Percentage	Book Value	Percentage
Northeast	$175,297	29%	$222,303	29%
Southeast	170,400	28	196,640	26
Southwest	94,491	15	97,384	13
West	54,688	9	76,751	10
Northwest	29,926	5	64,260	8
Midwest	6,967	1	18,827	2
International	39,470	7	54,800	7
Diversified	35,079	6	35,780	5
Total	$606,318	100%	$766,745	100%

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

There were no loans to a single borrower or to related groups of borrowers that exceeded 10% of total assets as of December 31, 2010. Approximately 22% of all performing loans were secured by properties in New York State as of December 31, 2010.

Loan risk ratings

Quarterly, management evaluates our loan portfolio for impairment as described in Note 2. In conjunction with our quarterly loan portfolio review, management assesses the performance of each loan, and assigns a risk rating based on several factors including risk of loss, loan-to-value ratio, or LTV, collateral performance, structure, exit plan, and sponsorship. Loans are rated one through eight, which are defined as follows:

1 -	Low Risk: A loan that is expected to perform through maturity, with relatively lower LTV, higher in-place debt yield, and stable projected cash flow.

2 -	Average Risk: A loan that is expected to perform through maturity, with medium LTV, average in-place debt yield, and stable projected cash flow.

3 -
Acceptable Risk: A loan that is expected to perform through maturity, with relatively higher LTV, acceptable in-place debt yield, and some uncertainty (due to lease rollover or other factors) in projected cash flow.

4 -
Potential Risk: A loan that is expected to perform through maturity, but has exhibited a material deterioration in cash flow and/or other credit factors. If negative trends continue, default could occur.

5 -	Low Probability of Default/Loss: A loan with one or more identified weakness that we expect to have a 15% probability of default or principal loss.

6 -	Medium Probability of Default/Loss: A loan with one or more identified weakness that we expect to have a 33% probability of default or principal loss.

7 -	High Probability of Default/Loss: A loan with one or more identified weakness that we expect to have a 67% or higher probability of default or principal loss.

8 -	In Default: A loan which is in contractual default and/or which has a very high likelihood of principal loss.

The following table allocates the net book value and principal balance of our loans receivable based on our internal risk ratings as of December 31, 2010:

	Loans Receivable as of December 31, 2010
	(in thousands)

Risk Rating	Number of Loans	Principal Balance	Net Book Value
1 - 3	10	$375,169	$374,885
4 - 5	8	141,667	126,540
6 - 8	11	462,221	104,893
Total	29	$979,057	$606,318

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

In making this assessment, one of the primary factors we consider is how senior or junior each loan is relative to other debt obligations of the borrower. The following tables further allocate our loans receivable by both loan type and our internal risk ratings as of December 31, 2010:

	Senior Mortage Loans
	(in thousands)

Risk Rating	Number of Loans	Principal Balance	Net Book Value
1 - 3	2	$129,200	$128,852
4 - 5	4	57,554	57,513
6 - 8	3	66,347	53,785
Total	9	$253,101	$240,150

	Subordinate Interests in Mortgages
	(in thousands)

Risk Rating	Number of Loans	Principal Balance	Net Book Value
1 - 3	1	$48,000	$48,000
4 - 5	1	28,965	14,483
6 - 8	5	110,585	51,108
Total	7	$187,550	$113,591

	Mezzanine & Other Loans
	(in thousands)

Risk Rating	Number of Loans	Principal Balance	Net Book Value
1 - 3	7	$197,969	$198,033
4 - 5	3	55,148	54,544
6 - 8	3	285,289	—
Total	13	$538,406	$252,577

Loan impairments

The following table describes our impaired loans as of December 31, 2010, including impaired loans that are current in their interest payments and those that are delinquent on contractual payments (in thousands):

	No. of Loans	Gross Book Value	Provision for Loan Loss	Net Book Value
Impaired loans:
Performing loans	7	$402,780	($343,332)	$59,448
Non-performing loans	2	43,420	(28,448)	14,972

Total impaired loans	9	$446,200	($371,780)	$74,420

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table details the allocation of our provision between loan types for loan losses as of December 31, 2010 (in thousands):

	December 31, 2010
Impaired Loans	Principal Balance	Provision for Loan Loss	Loss Severity
Mezzanine & other loans	$515,192	$285,287	55%
Subordinate interests in mortgages	187,550	73,931	39
Senior mortgages	253,101	12,562	5
Total/Weighted Average	$955,843	$371,780	39%

Generally, we have recorded provisions for loan loss against all loans which are in maturity default, or otherwise have past-due principal payments. As of December 31, 2010, we had two loans with an aggregate net book value of $20.5 million which were in maturity default but had no provision recorded. We expect to collect all principal and interest due under these loans upon their resolution.

Our average net book balance of impaired loans was $75.5 million for the year ended December 31, 2010. Subsequent to their impairment, we recorded interest on impaired loans that are performing of $12.7 million during 2010, substantively all of which was received in cash. Our average balance of impaired loans was $31.8 million for the year ended December 31, 2009. Subsequent to their impairment, we recorded interest on these loans of $572,000 during 2009.

Nonaccrual loans

In accordance with our revenue recognition policies discussed in Note 2, we do not accrue interest on loans which are 90 days past due or, in the opinion of management, are otherwise uncollectable. Accordingly, we do not have any material interest receivable accrued on nonperforming loans as of December 31, 2010.

The following table details our loans receivable which are on nonaccrual status as of December 31, 2010:

Non-Accrual Loans Receivable as of December 31, 2010
(in thousands)

Asset Type	Principal Balance	Net Book Value
Senior Mortage Loans	$1,866	$1,866
Subordinate Interests in Mortages	86,086	26,609
Mezzanine & Other Loans	277,289	—
Total	$365,241	$28,475

Unfunded loan commitments

In some cases our loan originations are not fully funded at closing, creating an obligation for us to make future fundings, which we refer to as Unfunded Loan Commitments. Typically, Unfunded Loan Commitments are part of construction and transitional loans. As of December 31, 2010, our only Unfunded Loan Commitments was for $300,000, which will generally only be funded when and/or if the borrower meets certain performance hurdles with respect to the underlying collateral, or to reimburse costs associated with leasing activity.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 5. Loans Held-for-Sale, Net

Subsequent to December 31, 2010, in conjunction with the March 2011 restructuring of our recourse debt obligations, a significant portion of our assets were transferred to a newly formed, majority-owned subsidiary. See Note 22 for additional discussion.

Activity relating to our loans held-for-sale for the year ended December 31, 2010 was as follows (in thousands):

	Gross Book Value	Valuation Allowance	Net Book Value

December 31, 2009	$—	$—	$—

Reclassification from loans receivable	76,632	(10,643)	65,989
Satisfactions	(58,636)	2,382	(56,254)
Valuation allowance on loans held-for-sale	—	(2,119)	(2,119)
Reclassification to loans receivable	(1,866)	—	(1,866)

December 31, 2010	$16,130	($10,380)	$5,750

During the third quarter of 2010, we reclassified a $60.7 million senior mortgage loan to loans held-for-sale, against which we recorded a net $2.4 million valuation allowance resulting in a net book value of $58.0 million. Through negotiations with the borrower, this loan was satisfied in the fourth quarter of 2010 by (i) a $54.7 million repayment, and (ii) issuance of a new $3.5 million note.

We have previously sold a $28.6 million pari passu interest in this loan to one of our investment management vehicles. The transaction did not qualify for sale treatment under GAAP and we therefore still carried the entire $60.7 million loan as an asset and $28.6 million as a liability, as described in Note 9, at the time of this transaction. As a result of the satisfaction of our original loan, this 47% loan participation was de-recognized from our financial statements resulting in (i) our net $1.9 million interest in the new note, which has been reclassified out of loans held-for-sale to loans receivable, and (ii) a $1.1 million gain on extinguishment of the participations sold liability.

During the second quarter of 2010, we reclassified a $16.1 million mezzanine loan to loans held-for-sale, against which we have previously recorded a provision for loan losses of $10.6 million. During 2010, we increased the carrying value of this loan by $263,000 resulting in a net book value of $5.8 million as of December 31, 2010, which amount approximates fair value. The loan was subsequently sold on January 25, 2011 for its net book value of $5.8 million.

See also Note 11 for comparable disclosures regarding loans held-for-sale that are held in consolidated VIEs, as separately stated on our consolidated balance sheets.

Note 6. Real Estate Held-for-Sale

We do not have any real estate held-for-sale as of December 31, 2010. During the years ended December 31, 2009 and 2008, we recorded impairments of $2.2 million and $2.0 million, respectively, against an investment which was sold in July 2009.

See also Note 11 for comparable disclosures regarding real estate held-for-sale that are held in consolidated VIEs, as separately stated on our consolidated balance sheets.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 7. Equity Investments in Unconsolidated Subsidiaries

Our equity investments in unconsolidated subsidiaries consist primarily of our co-investments in investment management vehicles that we sponsor and manage. As of December 31, 2010, we had a co-investment in one such vehicle, CT Opportunity Partners I, LP, or CTOPI, in which we have a commitment to invest up to $25.0 million, or 4.6% of CTOPI’s total capital commitments. We have funded $12.4 million of our commitment as of December 31, 2010 and received $2.1 million as a return of capital, resulting in a $14.7 million unfunded commitment balance. In addition to our co-investments, we record capitalized costs associated with these vehicles in equity investments in unconsolidated subsidiaries.

During the third quarter of 2010, we completed the liquidation of one of our investment management vehicles, CT Mezzanine Partners III, Inc., or Fund III, and recorded $733,000 of incentive management fees.

Activity relating to our equity investments in unconsolidated subsidiaries for the year ended December 31, 2010 was as follows (in thousands):

	CTOPI	Fund III	Other	Total

December 31, 2009	$2,175	$158	$18	$2,351
Contributions	5,232	—	—	5,232
(Loss) income from equity investments	3,742	(129)	(5)	3,608
Distributions	(2,218)	(29)	(12)	(2,259)
December 31, 2010	$8,931	$—	$1	$8,932

In accordance with the CTOPI management agreement, CTIMCO may earn incentive compensation when certain returns are achieved for the partners of CTOPI, which will be accrued if and when earned, and when appropriate contingencies have been eliminated. As of December 31, 2010, our maximum exposure to loss from CTOPI was $10.4 million.

Note 8. Debt Obligations

Subsequent to December 31, 2010, our recourse debt obligations were substantially restructured, amended, or terminated. See note 22 for additional discussion.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2010 and 2009, we had $602.9 million and $677.4 million of total debt obligations outstanding, respectively. The balances of each category of debt, their respective coupons and all-in effective costs, including the amortization of fees and expenses, were as follows (in thousands):

	December 31, 2010		December 31, 2009	December 31, 2010
Recourse Debt Obligations	Principal Balance	Book Balance	Book Balance	Coupon(1)	All-In Cost(1)		Maturity Date(2)

Repurchase obligations
JPMorgan	$224,972	$224,915	$258,203	1.73%	1.78%		March 16, 2011
Morgan Stanley	105,074	105,044	148,170	2.10%	2.11%		March 16, 2011
Citigroup	42,634	42,623	43,764	1.60%	1.60%		March 16, 2011
Total repurchase obligations	372,680	372,582	450,137	1.82%	1.85%		March 16, 2011

Senior credit facility	98,124	98,124	99,188	3.26%	7.20%		March 15, 2011

Junior subordinated notes (3)	143,753	132,190	128,077	1.00%	4.28%		April 30, 2036

Total/Weighted Average	$614,557	$602,896	$677,402	1.86%	3.25	%(4)	September 16, 2016

(1)	Represents a weighted average for each respective facility, assuming LIBOR of 0.26% at December 31, 2010 for floating rate debt obligations.
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

(4)	Including the impact of interest rate hedges with an aggregate notional balance of $64.1 million as of December 31, 2010, the effective all-in cost of our debt obligations would be 3.77% per annum.

Repurchase Obligations

Subsequent to December 31, 2010, the terms of our repurchase obligations were substantially amended as part of a comprehensive restructuring of our recourse debt obligations. See note 22 for additional discussion.

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

Specifically, on March 16, 2009, we entered into separate amendments to the respective master repurchase agreements with JPMorgan, Morgan Stanley and Citigroup. Pursuant to the terms of each such agreement, we amended the terms of each such facility, without any change to the collateral pool securing the debt owed to each repurchase lender, to provide the following:

•
Maturity dates were modified to one year from the March 16, 2009 effective date of each respective agreement. Currently, maturity dates for our repurchase agreements have been extended to March 15, 2011.

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

On March 16, 2009, in connection with the restructuring discussed above, we issued to JPMorgan, Morgan Stanley and Citigroup warrants to purchase 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share, which is equal to the closing bid price on the NYSE on March 13, 2009. The fair value assigned to these warrants, totaling $940,000, has been recorded as a discount on the related debt obligations with a corresponding increase to additional paid-in capital, and will be accreted as a component of interest expense over the term of each respective facility. The warrants were valued using the Black-Scholes valuation method.

The following table details the aggregate outstanding principal balance, carrying value and fair value of our assets, primarily loans receivable, which were pledged as collateral under our repurchase facilities as of December 31, 2010, as well as the amount at risk under each facility (in thousands). The amount at risk is generally equal to the carrying value of our collateral less the outstanding principal balance of the associated repurchase facility.

		Loans and Securities Collateral Balances, as of December 31, 2010
Repurchase Lender	Facility Balance	Principal Balance	Carrying Value	Fair Value (1)	Amount at Risk (2)
JPMorgan (3)	$224,972	$468,963	$308,513	$260,056	$91,302
Morgan Stanley (4)	105,074	337,536	210,133	115,372	105,058
Citigroup	42,634	77,648	76,606	63,466	33,972
	$372,680	$884,147	$595,252	$438,894	$230,332

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

(3)
In addition to serving as collateral for our JPMorgan repurchase facility, these assets also secure our interest rate swap agreements. These agreements with JPMorgan are in a net liability position of $9.0 million (their termination value), as described in Note 10.

(4)
Amounts other than principal exclude certain subordinate interests in our CT CDOs which have been pledged as collateral to Morgan Stanley. These interests have been eliminated in consolidation and therefore have a carrying value of zero on our balance sheet.

Senior Credit Facility

Subsequent to December 31, 2010, our senior credit facility was terminated as part of a comprehensive restructuring of our recourse debt obligations. See note 22 for additional discussion.

On March 16, 2009, we entered into an amended and restated senior credit agreement governing our term loan from WestLB AG, New York Branch, participant and administrative agent, Fortis Capital Corp., Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Morgan Stanley Bank, N.A. and Deutsche Bank Trust Company Americas, which we collectively refer to as the senior lenders. Pursuant to the amended and restated senior credit agreement, we and the senior lenders agreed to:

•
extend the maturity date of the senior credit agreement to be co-terminus with the maturity date of our repurchase facilities (as they may be further extended until March 15, 2012, as described above);

•	increase the cash interest rate under the senior credit agreement to LIBOR plus 3.00% per annum (from LIBOR plus 1.75%), plus an accrual rate of 7.20% per annum less the cash interest rate;

•	initiate quarterly amortization equal to the greater of: (i) $5.0 million per annum, and (ii) 25% of the annual cash flow received from our then unencumbered collateralized debt obligation interests;

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

•	pledge our unencumbered CT CDO interests and provide a negative pledge with respect to certain other assets; and

•	replace all existing financial covenants with substantially similar covenants and default provisions to those described above with respect to our repurchase facilities.

As of December 31, 2010, we had $98.1 million outstanding under our senior credit facility at a cash cost of LIBOR plus 3.00% per annum. Since we amended and restated our senior credit agreement on March 16, 2009, we have made amortization payments of $8.8 million, and $6.9 million of accrued interest was added to the outstanding balance.

Junior Subordinated Notes

Subsequent to December 31, 2010, our junior subordinated notes were terminated as part of a comprehensive restructuring of our recourse debt obligations. See note 22 for additional discussion.

The most subordinate component of our debt obligations are our junior subordinated notes. As of December 31, 2010, these notes had a principal balance of $143.8 million ($132.2 million book balance) at a cash cost of 1.00% per annum.

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

Note 9. Participations Sold

Participations sold represent interests in certain loans that we originated and subsequently sold to one of our investment management vehicles or to third parties. We present these participations sold as both assets and non-recourse liabilities because these arrangements do not qualify as sales under GAAP. We have no economic exposure to these liabilities in excess of the value of the assets sold. As of December 31, 2010, we had four such participations sold with a total gross carrying value of $259.3 million.

The income earned on these loans is recorded as interest income and an identical amount is recorded as interest expense on our consolidated statements of operations. Generally, participations sold are recorded as assets and liabilities in equal amounts on our consolidated balance sheets. We have recorded an aggregate $172.5 million of provisions for loan losses against certain of our participations sold assets, resulting in a net book value of $86.8 million as of December 31, 2010. The associated liabilities have not been adjusted as of December 31, 2010, because we are prohibited by GAAP from reducing their carrying value until the loan assets are contractually extinguished.

During 2010, one of our participations sold liabilities was satisfied through the repayment of the related loan asset. See Note 5 for additional details of the repayment.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table describes our participations sold assets and liabilities as of December 31, 2010 and 2009 (in thousands):

	December 31,	December 31,
	2010	2009
Participations sold assets
Gross carrying value	$259,304	$289,144
Less: Provision for loan losses	(172,465)	(172,465)
Net book value of assets	$86,839	$116,679

Participations sold liabilities
Net book value of liabilities	$259,304	$289,144
Net impact to shareholders' equity	($172,465)	($172,465)

Note 10. Derivative Financial Instruments

To manage interest rate risk, we typically employ interest rate swaps, or other arrangements, to convert a portion of our floating rate debt to fixed rate debt in order to index-match our assets and liabilities. The interest rate swaps that we employ are designated as cash flow hedges and are designed to hedge fixed rate assets against floating rate liabilities. Under cash flow hedges, we pay our hedge counterparties a fixed rate amount and our counterparties pay us a floating rate amount, which we settle monthly, and record as a component of interest expense. Our counterparties in these transactions are financial institutions and we are dependent upon the financial health of these counterparties and a functioning interest rate derivative market in order to effectively execute our hedging strategy.

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

The following table summarizes the notional amounts and fair values of our interest rate swaps as of December 31, 2010 and 2009 (in thousands). The notional amount provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk.

Type	Counterparty	December 31, 2010 Notional Amount	Interest Rate (1)	Maturity	December 31, 2010 Fair Value	December 31, 2009 Fair Value
Cash Flow Hedge	JPMorgan Chase	$17,760	5.14%	2014	($2,172)	($1,182)
Cash Flow Hedge	JPMorgan Chase	16,849	4.83%	2014	(1,969)	(966)
Cash Flow Hedge	JPMorgan Chase	16,377	5.52%	2018	(2,773)	(1,239)
Cash Flow Hedge	JPMorgan Chase	7,062	5.11%	2016	(1,015)	(440)
Cash Flow Hedge	JPMorgan Chase	3,210	5.45%	2015	(490)	(237)
Cash Flow Hedge	JPMorgan Chase	2,805	5.08%	2011	(32)	(120)
Total/Weighted Average		$64,063	5.16%	2015	($8,451)	($4,184)

(1)	Represents the gross fixed interest rate we pay to our counterparties under these derivative instruments. We receive an amount of interest indexed to one-month LIBOR on all of our interest rate swaps.

As of both December 31, 2010 and 2009, all of our derivative financial instruments were recorded at fair value as interest rate hedge liabilities on our consolidated balance sheet. During the year ended December 31, 2010, we did not enter into any new derivative financial instrument contracts.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below shows amounts recorded to other comprehensive income and amounts recorded to interest expense from other comprehensive income for the years ended December, 2010 and 2009 (in thousands):

	Amount of (loss) gain recognized		Amount of loss reclassified from OCI
	in OCI for the years ended		to income for the years ended (1)
Hedge	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Interest rate swaps	($4,267)	$6,972	($2,994)	($3,317)

(1)	Represents net amounts paid to swap counterparties during the period, which are included in interest expense, offset by an immaterial amount of non-cash swap amortization.

All of our hedges were classified as highly effective for all of the periods presented. Over the next twelve months, as we make payments under our hedge agreements, we expect approximately $2.9 million to be reclassified from other comprehensive income to interest expense. This amount is generally equal to the present value of such expected payments under the respective derivative contracts.

Certain of our derivative agreements contain provisions whereby a default on any of our recourse debt obligations could also constitute a default under these derivative obligations. As of December 31, 2010, derivatives related to these agreements were in a net liability position of $9.0 million (their termination value) based on their contractual terms, which amount excludes certain adjustments made in arriving at fair value in accordance with GAAP. If we default on any of our recourse debt obligations, we could be required to settle our obligations under the derivative agreements at their termination value. As of December 31, 2010, we were not in default under any of our recourse debt obligations and have not posted any assets as collateral under our derivative agreements.

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

Note 11. Consolidated Variable Interest Entities

As of December 31, 2010, our consolidated balance sheet includes an aggregate $3.5 billion of assets and $3.7 billion of liabilities related to 11 consolidated variable interest entities, or VIEs. Due to the non-recourse nature of these VIEs, and other factors discussed below, our net exposure to loss from investments in these entities is limited to $29.1 million.

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

Index
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

We are not obligated to provide, nor have we provided, any financial support to these CT CDO trusts. Accordingly, other than in the event of a breach of certain representations or warranties (discussed in detail below), our maximum exposure to loss as a result of our investment in these entities is limited to $233.6 million, the notional amount of the subordinate debt and equity interest we retained in these CDO trusts. After giving effect to certain transfers of these interests, provisions for loan losses and other-than-temporary impairments recorded as of December 31, 2010, our remaining net exposure to loss from these entities is $29.1 million.

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

We are not obligated to provide, nor have we provided, any financial support to these VIEs. In addition, five of these seven investments have been made through our CT CDOs, which limits our exposure to loss as discussed above. Accordingly, as of December 31, 2010, our maximum exposure to loss as a result of our investment in these entities is limited to $69.0 million, the notional amount of our investment in the two VIEs not held by our CT CDOs. Prior to consolidation, we have previously impaired 100% of our investment in these entities, resulting in a zero net exposure to loss as of December 31, 2010.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

A. Securities Held-to-Maturity – Consolidated VIEs

Our consolidated VIEs’ securities portfolio consists of CMBS, CDOs, and other securities. Activity relating to these securities for the year ended December 31, 2010 was as follows (in thousands):

	CMBS	CDOs & Other	Total Book Value (1)

December 31, 2009	$624,791	$73,073	$697,864

Impact of consolidation due to change in accounting principal	(78,087)	—	(78,087)
Principal paydowns	(21,827)	(24,086)	(45,913)
Satisfactions	(9,781)	—	(9,781)
Discount/premium amortization & other (2)	4,533	(976)	3,557
Other-than-temporary impairments:
Recognized in earnings	(50,569)	—	(50,569)
Recognized in accumulated other comprehensive income	(12,748)	—	(12,748)

December 31, 2010	$456,312	$48,011	$504,323

(1)
Includes securities with a total face value of $594.4 million and $751.2 million as of December 31, 2010 and 2009, respectively. Securities with an aggregate face value of $88.1 million, which had a net carrying value of $78.1 million as of December 31, 2009, have been eliminated in consolidation beginning January 1, 2010 as discussed in Note 2.

(2)	Includes mark-to-market adjustments on securities previously classified as available-for-sale, amortization of other-than-temporary impairments, and losses, if any.

As of both December 31, 2010 and 2009, all of our consolidated VIEs securities were classified as held-to-maturity.

The following table allocates our consolidated VIEs’ securities’ book value as of December 31, 2010 between their amortized cost basis, amounts related to mark-to-market adjustments on securities previously classified as available-for-sale, and the portion of other-than-temporary impairments not related to expected credit losses (in thousands):

	CMBS	CDOs & Other	Total Securities
Amortized cost basis	$465,695	$48,011	$513,706
Mark-to-market adjustments on securities previously classified as available-for-sale	4,627	—	4,627
Other-than-temporary impairments recognized in accumulated other comprehensive income	(14,010)	—	(14,010)

Total book value as of December 31, 2010	$456,312	$48,011	$504,323

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table details overall statistics for our consolidated VIEs’ securities portfolio as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Number of securities	56	64
Number of issues	40	47
Rating (1) (2) (3)	BB+	BB-
Fixed / Floating (in millions) (4)	$503 / $1	$618 / $80
Coupon (1) (5)	6.66%	6.11%
Yield (1) (5)	6.97%	6.58%
Life (years) (1) (6)	3.4	3.6

(1)	Represents a weighted average as of December 31, 2010 and 2009, respectively.
(2)	Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security.
(3)	Increase in weighted average rating as of December 31, 2010 is primarily due to the consolidation of additional VIEs as described in Note 2.
(4)	Represents the aggregate net book value of our portfolio allocated between fixed rate and floating rate securities.
(5)	Coupon is based on the securities’ contractual interest rates, while yield is based on expected cash flows for each security, and considers discounts/premiums and asset non-performance. Calculations for floating rate securities are based on LIBOR of 0.26% and 0.23% as of December 31, 2010 and 2009, respectively.
(6)	Weighted average life is based on the timing and amount of future expected principal payments through the expected repayment date of each respective investment.

The table below details the ratings and vintage distribution of our consolidated VIEs’ securities as of December 31, 2010 (in thousands):

	Rating as of December 31, 2010
Vintage	AAA	AA	A	BBB	BB	B	CCC and Below	Total
2006	$—	$—	$—	$—	$—	$—	$15,248	$15,248
2005	—	—	—	—	—	—	22,033	22,033
2004	—	24,815	8,414	—	—	—	2,400	35,629
2003	9,906	—	—	3,020	1,959	—	—	14,885
2002	—	—	—	6,663	—	2,652	—	9,315
2001	—	—	—	4,814	4,129	—	3,537	12,480
2000	2,923	—	—	—	—	—	26,017	28,940
1999	—	—	11,337	1,423	17,366	—	—	30,126
1998	98,017	45,593	38,045	43,524	43,534	—	4,125	272,838
1997	—	—	26,124	—	5,182	3,360	3,546	38,212
1996	24,617	—	—	—	—	—	—	24,617
Total	$135,463	$70,408	$83,920	$59,444	$72,170	$6,012	$76,906	$504,323

Index
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

Other-than-temporary impairments

Quarterly, we reevaluate our consolidated VIEs’ securities portfolio to determine if there has been an other-than-temporary impairment based upon expected future cash flows from each securities investment. As a result of this evaluation, under the accounting guidance discussed in Note 2, during the year ended December 31, 2010, we recorded a gross other-than-temporary impairment of $63.3 million. This gross other-than-temporary impairment includes $50.6 million related to expected credit losses which has been recorded through earnings, and $12.7 million of fair value adjustments in excess of expected credit losses, or Valuation Adjustments, which have been recorded as a component of accumulated other comprehensive income (loss) on our consolidated balance sheet with no impact on earnings.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table summarizes activity related to the other-than-temporary impairments of our consolidated VIEs’ securities during the year ended December 31, 2010 (in thousands):

	Gross Other-Than-Temporary Impairments	Credit Related Other-Than-Temporary Impairments	Non-Credit Related Other-Than-Temporary Impairments

December 31, 2009	$32,508	$25,112	$7,396

Impact of change in accounting principle (1)	(5,376)	(1,576)	(3,800)
Additions due to change in expected cash flows	63,317	50,569	12,748
Amortization of other-than-temporary impairments	(1,863)	471	(2,334)

December 31, 2010	$88,586	$74,576	$14,010

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

The following table shows the gross unrealized losses and fair value of securities for which the fair value is lower than their book value as of December 31, 2010 and that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		Greater Than 12 Months		Total

	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Book Value (1)

Floating Rate	$—	$—	$—	$—	$—	$—	$—

Fixed Rate	29.3	(1.2)	221.2	(37.4)	250.5	(38.6)	289.1

Total	$29.3	($1.2)	$221.2	($37.4)	$250.5	($38.6)	$289.1

(1)
Excludes, as of December 31, 2010, $215.2 million of securities which were carried at or below fair value and securities against which an other-than-temporary impairment equal to the entire book value was recognized in earnings.

As of December 31, 2010, 33 of our consolidated VIEs’ securities with an aggregate carrying value of $289.1 million were carried at values in excess of their fair values. Fair value for these securities was $250.5 million as of December 31, 2010. In total, as of December 31, 2010, we had 56 investments in securities with an aggregate book value of $504.3 million that have an estimated fair value of $475.3 million, including 54 investments in CMBS with an estimated fair value of $426.6 million and two investments in CDOs and other securities with an estimated fair value of $48.7 million. These valuations do not include the value of interest rate swaps entered into in conjunction with the purchase/financing of these investments, if any.

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

We determine fair values using third party dealer assessments of value, supplemented in limited cases with our own internal financial model-based estimations of fair value. See Note 16 for further discussion of fair value. We regularly examine our securities portfolio and have determined that, despite these differences between carrying value and fair value, our expectations of future cash flows have only changed adversely for 11 of our securities, against which we have recognized other-than-temporary-impairments. See Note 3 for additional discussion of fair value estimations.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

B. Loans Receivable, Net – Consolidated VIEs

Activity relating to our consolidated VIEs’ loans receivable for the year ended December 31, 2010 was as follows (in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value (1)

December 31, 2009	$508,971	($117,472)	$391,499

Impact of consolidation due to change in accounting principal	2,980,075	(134,834)	2,845,241
Satisfactions (2)	(148,212)	—	(148,212)
Principal paydowns	(92,106)	—	(92,106)
Discount/premium amortization & other (3)	(6,090)	—	(6,090)
Provision for loan losses (4)	—	(86,899)	(86,899)
Realized loan losses	(81,602)	81,602	—
Reclassification to real estate held-for-sale	(15,068)	3,014	(12,054)

December 31, 2010	$3,145,968	($254,589)	$2,891,379

(1)
Includes loans with a total principal balance of $3.15 billion and $511.4 million as of December 31, 2010 and 2009, respectively. Loans with an aggregate principal balance of $2.98 billion as of December 31, 2009 have been consolidated onto our balance sheet beginning January 1, 2010, as discussed in Note 2.

(2)	Includes final maturities and full repayments.
(3)
Includes one loan which was restructured in June 2010 and converted to a $6.6 million equity participation in the borrower entity. This equity investment has been reclassified to Accrued Interest Receivable and Other Assets on our consolidated balance sheet as of December 31, 2010.

(4)	Provision for loan losses is presented net of a $7.9 million recovery of provisions recorded in prior periods.

The following table details overall statistics for our consolidated VIEs’ loans receivable portfolio as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Number of investments	94	26
Fixed / Floating (in millions) (1)	$213 / $2,678	$72 / $319
Coupon (2) (3)	2.27%	3.65%
Yield (2) (3)	2.27%	3.58%
Maturity (years) (2) (4)	1.3	3.4

(1)	Represents the aggregate net book value of our portfolio allocated between fixed rate and floating rate loans.
(2)	Represents a weighted average as of December 31, 2010 and 2009, respectively.
(3)	Calculations for floating rate loans are based on LIBOR of 0.26% and 0.23% as of December 31, 2010 and 2009, respectively.
(4)	For loans in CT CDOs, assumes all extension options are executed. For loans in other consolidated VIEs, maturity is based on information provided by the trustees of each respective VIE.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The tables below detail the types of loans in our consolidated VIEs’ portfolio, as well as the property type and geographic distribution of the properties securing these loans, as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010		December 31, 2009
Asset Type	Book Value	Percentage	Book Value	Percentage
Senior mortgages	$2,225,983	76%	$35,829	9%
Subordinate interests in mortgages	333,622	11	228,662	59
Mezzanine loans	316,283	11	103,726	26
Other	22,850	2	23,282	6
Total	$2,898,738	100%	$391,499	100%

Property Type	Book Value	Percentage	Book Value	Percentage
Healthcare	$1,156,880	40%	$27,976	7%
Office	825,292	28	174,695	45
Hotel	611,435	21	128,150	33
Retail	178,146	7	8,660	2
Other	126,985	4	52,018	13
Total	$2,898,738	100%	$391,499	100%

Geographic Location	Book Value	Percentage	Book Value	Percentage
Northeast	$417,351	14%	$225,117	57%
Southeast	318,655	11	72,976	19
Southwest	172,088	6	29,550	8
West	163,932	6	36,041	9
Midwest	18,302	1	8,884	2
Diversified	1,808,410	62	18,931	5
Total	$2,898,738	100%	$391,499	100%

Unallocated loan loss provision (1)	(7,359)		—

Net book value	$2,891,379		$391,499

(1)
We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated VIEs. This general provision is not specifically allocable to any loan asset type, collateral property type, or geographic location, both rather to an overall pool of loans. See Note 2 for additional details.

Loan risk ratings

Quarterly, management evaluates our consolidated VIEs’ loan portfolio for impairment as described in Note 2. In conjunction with our quarterly consolidated VIEs loan portfolio review, management asses the performance of each loan, and assigns a risk rating based on several factors including risk of loss, LTV, collateral performance, structure, exit plan, and sponsorship. Loans are rated one (less risk) through eight (greater risk), which ratings are defined in Note 4.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table allocates the net book value and principal balance of our consolidated VIEs’ loans receivable based on our internal risk ratings as of December 31, 2010:

	Loans Receivable as of December 31, 2010
	(in thousands)

Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value
1 - 3	26	$2,031,176	$2,030,344
4 - 5	11	408,400	408,052
6 - 8	19	589,090	341,252
n/a	38	119,090	119,090
Total	94	$3,147,756	$2,898,738

Unallocated loan loss provision:			(7,359)

Net book value			$2,891,379

(1)
We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated VIEs. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional details.

In making this assessment, one of the primary factors we consider is how senior or junior each loan is relative to other debt obligations of the borrower. The following tables further allocate our consolidated VIEs’ loans receivable by both loan type and our internal risk ratings as of December 31, 2010:

	Senior Mortage Loans
	(in thousands)

Risk Rating	Number of Loans	Principal Balance	Net Book Value
1 - 3	12	$1,639,820	$1,639,815
4 - 5	6	335,043	335,043
6 - 8	3	193,983	143,676
n/a	36	107,449	107,449
Total	57	$2,276,295	$2,225,983

	Subordinate Interests in Mortgages
	(in thousands)

Risk Rating	Number of Loans	Principal Balance	Net Book Value
1 - 3	7	$189,323	$188,666
4 - 5	4	71,415	71,067
6 - 8	11	185,913	71,748
n/a	1	2,141	2,141
Total	23	$448,792	$333,622

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	Mezzanine & Other Loans
	(in thousands)

Risk Rating	Number of Loans	Principal Balance	Net Book Value
1 - 3	7	$202,033	$201,863
4 - 5	1	1,942	1,942
6 - 8	5	209,194	125,828
n/a	1	9,500	9,500
Total	14	$422,669	$339,133

Loan impairments

The following table describes our consolidated VIEs’ impaired loans as of December 31, 2010, including impaired loans that are current in their interest payments and those that are delinquent on contractual payments (in thousands):

	No. of Loans	Gross Book Value	Provision for Loan Loss	Net Book Value
Impaired loans:
Performing loans	7	$316,705	($149,049)	$167,656
Non-performing loans	7	167,278	(98,181)	69,097

Total impaired loans	14	$483,983	($247,230)	$236,753

In addition, as described in Note 2, we have recorded a $7.4 million general provision for loan losses against 38 loans in our consolidated VIEs with an aggregate principal balance of $119.1 million.

The following table details the allocation of our consolidated VIEs’ provision for loan losses as of December 31, 2010 (in thousands):

	December 31, 2010
Impaired Loans	Principal Balance	Provision for Loan Loss	Loss Severity
Subordinate interests in mortgages	$446,650	$113,557	25%
Mezzanine & other loans	413,169	83,366	20
Senior mortgages	2,168,846	50,307	2
Unallocated (1)	119,090	7,359	6
Total/Weighted Average	$3,147,755	$254,589	8%

(1)
We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated VIEs. This general provision is not specifically allocable to any loan asset type, both rather to an overall pool of loans. See Note 2 for additional details.

Generally, we have recorded provisions for loan loss against all loans which are in maturity default, or otherwise have past-due principal payments. As of December 31, 2010, our consolidated VIEs had three loans with an aggregate net book value of $149.1 million which were in maturity default but had no provision recorded. We expect to collect all principal and interest due under these loans upon their resolution.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The average net book balance of impaired loans held by consolidated VIEs was $185.6 million for the year ended December 31, 2010. Subsequent to their impairment, we recorded interest on impaired loans that are performing of $6.4 million for 2010, substantively all of which was received in cash. The average balance of impaired loans held by consolidated VIEs was $38.6 million during the year ended December 31, 2009. Subsequent to their impairment, we recorded interest on these loans of $487,000 during 2010.

Nonaccrual loans

In accordance with our revenue recognition policies discussed in Note 2, we do not accrue interest on loans which are 90 days past due or, in the opinion of management, are otherwise uncollectable. Accordingly, we do not have any material interest receivable accrued on nonperforming loans as of December 31, 2010.

The following table details our consolidated VIEs’ loans receivable which are on nonaccrual status as of December 31, 2010:

Non-Accrual Loans Receivable as of December 31, 2010
(in thousands)

Asset Type	Principal Balance	Net Book Value
Senior Mortgage Loans	$—	$—
Subordinate Interests in Mortgages	130,320	41,527
Mezzanine & Other Loans	96,194	41,078
Total	$226,514	$82,605

C. Loans Held-for-Sale, Net – Consolidated VIEs

As of December 31, 2009, we were in the process of finalizing a sale of one of our consolidated VIEs’ non-performing loans with a gross carrying value of $18.3 million to a third party. We had previously recorded a provision for loan losses of $9.2 million against this loan, and in the fourth quarter of 2009 recaptured $8.4 million of the provision to reflect the expected sales proceeds. In January 2010, we completed the sale of this loan for $17.5 million, which approximates its net book value at December 31, 2009. Accordingly, our consolidated VIEs do not have any loans classified as held-for-sale as of December 31, 2010.

D. Real Estate Held-for-Sale – Consolidated VIEs

In April 2010, we completed foreclosure on the land which served as collateral for a $15.1 million loan held by one of our consolidated VIEs. This loan had a net book value of $12.1 million at the time of foreclosure, which amount was transferred to real estate held-for-sale. Subsequently, during 2010, we recorded a $4.0 million impairment to reflect this investment at its approximate fair value of $8.1 million as of December 31, 2010.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

E. Debt Obligations – Consolidated VIEs

As of December 31, 2010 and 2009, our consolidated VIEs had $3.6 billion and $1.1 billion of total non-recourse securitized debt obligations outstanding, respectively. The balances of each entity’s outstanding securitized debt obligations, their respective coupons and all-in effective costs, including the amortization of fees and expenses, were as follows (in thousands):

	December 31, 2010		December 31, 2009	December 31, 2010
Non-Recourse Securitized Debt Obligations	Principal Balance	Book Balance	Book Balance	Coupon(1)	All-In Cost(1)		Maturity Date(2)
CT collateralized debt obligations (CDOs)
CT CDO I	$199,573	$199,573	$233,168	0.96%	0.96%		July 2039
CT CDO II	262,281	262,281	283,671	0.79%	1.06%		March 2050
CT CDO III	239,129	239,911	254,156	5.23%	5.16%		June 2035
CT CDO IV (3)	280,820	280,820	327,285	0.92%	1.04%		October 2043
Total CT CDOs	981,803	982,585	1,098,280	1.94%	2.03%		July 2042

Other consolidated VIEs
GMACC 1997-C1	98,154	98,154	N/A	7.12%	7.12%		July 2029
GSMS 2006-FL8A	125,598	125,598	N/A	0.81%	0.81%		June 2020
JPMCC 2005-FL1A	95,695	95,695	N/A	0.82%	0.82%		February 2019
MSC 2007-XLFA	751,131	751,131	N/A	0.49%	0.49%		October 2020
MSC 2007-XLCA	522,137	522,137	N/A	1.52%	1.52%		July 2017
CSFB 2006-HC1	1,045,928	1,045,928	N/A	0.77%	0.77%		May 2023
Total other consolidated VIEs	2,638,643	2,638,643	N/A	1.08%	1.08%		May 2021

Total/Weighted Average	$3,620,446	$3,621,228	$1,098,280	1.31%	1.34	%(4)	February 2027

(1)	Represents a weighted average for each respective facility, assuming LIBOR of 0.26% at December 31, 2010 for floating rate debt obligations.
(2)
Maturity dates represent the contractual maturity of each securitization trust. Repayment of securitized debt is a function of collateral cash flows which are disbursed in accordance with the contractual provisions of each trust, and is therefore expected to occur prior to contractual maturity.

(3)	Comprised, at December 31, 2010, of $268.4 million of floating rate notes sold and $12.4 million of fixed rate notes sold.
(4)
Including the impact of interest rate hedges with an aggregate notional balance of $339.7 million as of December 31, 2010, the effective all-in cost of our consolidated VIEs’ debt obligations would be 1.78% per annum.

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

CT CDOs

As of December 31, 2010, we had CT CDOs outstanding from four separate issuances with a total face value of $981.8 million. As of December 31, 2010, $299.9 million of loans receivable and $504.3 million of securities were financed by our CT CDOs. As of December 31, 2009, $409.0 million of loans receivable and $697.9 million of securities were financed by our CT CDOs.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

During 2009, we were informed by our CDO trustee of impairments due to rating agency downgrades of certain of the securities which serve as collateral in all of our CT CDOs. These impairments, combined with the non-performance of certain loan collateral, resulted in breaches of interest coverage and overcollateralization tests at CT CDO I and CT CDO II, as well as the reclassification of interest proceeds from the impaired collateral as principal proceeds in all four of our CT CDOs. Other than collateral management fees, we currently do not receive any cash payments from CT CDO I, CT CDO II, and CT CDO IV, and receive irregular cash payments from CT CDO III.

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

When we formed (and reinvested) our four CT CDOs, we made certain representations and warranties with respect to Capital Trust, Inc. and the loans and securities that we contributed as collateral to these CT CDOs. In the event that these representations or warranties are proved to be untrue at the time that the respective collateral was contributed, we may be required to repurchase certain of those loans and securities. These representations and warranties generally relate to specific corporate and asset related subjects, including, among other things, proper corporate authorization; compliance with laws and regulations; ownership of the assets; title to, lack of liens encumbering, and adequate insurance covering the underlying collateral properties; and the lack of existing loan defaults.

The maximum potential amount of future payment we may be required to make to repurchase assets is $1.1 billion, the current face amount of all loans and securities in our four CT CDOs. In certain cases, we may be able to reduce the impact of any such purchase obligation through recoveries from the exercise of remedies against the institution from which we acquired the asset and received substantially the same representations and warranties. This potential recoverable amount is not currently estimable and would depend on the nature of the representation and warranty breached and the circumstances under which each asset was transferred to the CT CDO. Since inception, we have not been required to repurchase any assets nor have we received any notice of assertion of a potential breach of any representation or warranty. Any payment required to repurchase a loan or security could materially impact our liquidity.

Other Consolidated VIEs

In addition to the CT CDOs sponsored by us, which are discussed above, we also have consolidated certain other VIEs beginning on January 1, 2010, as discussed in Note 2. The debt obligations of these entities are separately presented on our consolidated balance sheet along with the CT CDOs issued by us, as they are also securitized, non-recourse obligations. These obligations will generally be satisfied with the repayment of assets in each such entity’s collateral pool, or will be discharged when losses are realized. As of December 31, 2010, $2.6 billion of loans receivable serve as collateral for the securities issued by these other consolidated VIEs.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

F. Derivative Financial Instruments – Consolidated VIEs

The following table summarizes the notional amounts and fair values of our consolidated VIEs’ interest rate swaps as of December 31, 2010 and 2009 (in thousands). The notional amount provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk.

Type	Counterparty	December 31, 2010 Notional Amount	Interest Rate (1)	Maturity	December 31, 2010 Fair Value	December 31, 2009 Fair Value
Cash Flow Hedge	Swiss RE Financial	$260,658	5.10%	2015	($24,037)	($21,785)
Cash Flow Hedge	Bank of America	44,826	4.58%	2014	(3,331)	(3,005)
Cash Flow Hedge	Morgan Stanley	17,794	3.95%	2011	(398)	(794)
Cash Flow Hedge	Bank of America	10,535	5.05%	2016	(1,267)	(930)
Cash Flow Hedge	Bank of America	5,104	4.12%	2016	(422)	(212)
Cash Flow Hedge	Morgan Stanley	780	5.31%	2011	(7)	(40)
Total/Weighted Average		$339,697	4.95%	2015	($29,462)	($26,766)

(1)	Represents the gross fixed interest rate we pay to our counterparties under these derivative instruments. We receive an amount of interest indexed to one-month LIBOR on all of our interest rate swaps.

As of both December 31, 2010 and 2009, all of our consolidated VIEs’ derivative financial instruments were recorded at fair value as interest rate hedge liabilities on our consolidated balance sheet.

The table below shows amounts recorded to other comprehensive income and amounts recorded to interest expense from other comprehensive income for the years ended December 31, 2010 and 2009 (in thousands):

	Amount of (loss) gain recognized		Amount of loss reclassified from OCI
	in OCI for the twelve months ended		to income for the twelve months ended (1)
Hedge	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Interest rate swaps	($2,696)	$10,052	($16,343)	($17,058)

(1)	Represents net amounts paid to swap counterparties during the period, which are included in interest expense, offset by an immaterial amount of non-cash swap amortization.

All of our consolidated VIEs’ hedges were classified as highly effective for all of the periods presented. Over the next twelve months, as we make payments under our hedge agreements, we expect approximately $14.7 million to be reclassified from other comprehensive income to interest expense. This amount is generally equal to the present value of expected payments under the respective derivative contracts.

As of December 31, 2010, our consolidated VIEs have not posted any assets as collateral under derivative agreements.

Note 12. Shareholders’ Equity

Authorized Capital

We have the authority to issue up to 200,000,000 shares of stock, consisting of (i) 100,000,000 shares of class A common stock, and (ii) 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to issue additional shares of authorized stock without shareholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Common Stock

Shares of class A common stock are entitled to vote on all matters presented to a vote of shareholders, except as provided by law or subject to the voting rights of any outstanding preferred stock. Holders of record of shares of class A common stock on the record date fixed by our board of directors are entitled to receive such dividends as may be declared by the board of directors subject to the rights of the holders of any outstanding preferred stock. A total of 22,434,900 shares of common stock and stock units were issued and outstanding as of December 31, 2010.

We did not repurchase any of our common stock during the year ended December 31, 2010, other than the 15,269 shares we acquired pursuant to elections by incentive plan participants to satisfy tax withholding obligations through the surrender of shares equal in value to the amount of the withholding obligation incurred upon the vesting of restricted stock.

Preferred Stock

We have not issued any shares of preferred stock since we repurchased all of the previously issued and outstanding preferred stock in 2001.

Warrants

As discussed in Note 8, in conjunction with our March 2009 debt restructuring, we issued to our repurchase lenders warrants to purchase an aggregate 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share. The warrants will become exercisable on March 16, 2012 and expire on March 16, 2019, and may be exercised through a cashless exercise at the option of the warrant holders. The fair value assigned to these warrants, totaling $940,000, has been recorded as an increase to additional paid-in capital, and will be amortized over the term of the related debt obligations. The warrants were valued using the Black-Scholes valuation method.

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

In addition to the foregoing restrictions, our dividend policy remains subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon our taxable income, our financial condition, our maintenance of REIT status and other factors as our board of directors deems relevant. No dividends were declared during the years ended December 31, 2010 or 2009. Dividends of $2.20 per share were declared and paid during the year ended December 31, 2008. Of the total $2.20 of dividends declared in 2008, $0.28 represents ordinary income, $0.01 represents qualified dividends, and $1.91 represents a return of capital.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Accumulated Other Comprehensive Income (Loss)

The following table details the primary components of accumulated other comprehensive income (loss) as of December 31, 2010 and significant activity for the year ended December 31, 2010 (in thousands):

	Mark-to-Market on Interest Rate Hedges	Deferred Gains on Settled Hedges	Other-than-Temporary Impairments	Unrealized Gains on Securities	Total

December 31, 2009	($30,950)	$263	($14,024)	$5,576	($39,135)

Cumulative effect of change in accounting principle	—	—	3,800	—	3,800
Unrealized loss on derivative financial instruments	(6,964)	—	—	—	(6,964)
Amortization of net unrealized gains on securities	—	—	—	(1,489)	(1,489)
Amortization of net deferred gains on settlement of swaps	—	(98)	—	—	(98)
Other-than-temporary impairments of securities (1)	—	—	(6,576)	—	(6,576)

December 31, 2010	($37,914)	$165	($16,800)	$4,087	($50,462)

(1)	Represents other-than-temporary impairments of securities related to fair value adjustments in excess of expected credit losses, net of amortization of $3.0 million.

Earnings Per Share

The following table sets forth the calculation of Basic and Diluted earnings per share, or EPS, based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the years ended December 31, 2010 and 2009 (in thousands, except share and per share amounts):

	Year Ended December 31, 2010			Year Ended December 31, 2009
	Net	Wtd. Avg.	Per Share	Net	Wtd. Avg.	Per Share
	Loss	Shares	Amount	Loss	Shares	Amount
Basic EPS:
Net loss allocable to
common stock	($185,344)	22,371,264	($8.28)	($576,437)	22,378,868	($25.76)
Effect of Dilutive Securities:
Warrants & Options outstanding
for the purchase of common stock	—	—		—	—
Diluted EPS:
Net loss per share of
common stock and assumed
conversions	($185,344)	22,371,264	($8.28)	($576,437)	22,378,868	($25.76)

As of December 31, 2010, Diluted EPS excludes 12,000 options and 3.5 million warrants which were antidilutive for the period. These instruments could potentially impact Diluted EPS in future periods, depending on changes in our stock price. As of December 31, 2009, Diluted EPS excludes 162,000 options and 3.5 million warrants which were similarly not dilutive.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the calculation of Basic and Diluted EPS based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the year ended December 31, 2008 (in thousands, except share and per share amounts):

	Year Ended December 31, 2008
	Net	Wtd. Avg.	Per Share
	Loss	Shares	Amount
Basic EPS:
Net loss allocable to
common stock	($57,538)	21,098,935	($2.73)
Effect of Dilutive Securities:
Options outstanding for the
purchase of common stock	—	—
Diluted EPS:
Net loss per share of
common stock and assumed
conversions	($57,538)	21,098,935	($2.73)

As of December 31, 2008, Diluted EPS excludes 170,000 options which were not dilutive for the period.

Note 13. General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2010, 2009, and 2008 consisted of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Personnel costs	$8,848	$10,641	$12,603
Employee stock based compensation	138	293	3,478
Professional services	5,944	5,456	5,297
2009 restructuring costs	—	3,042	—
Operating and other costs	2,347	2,670	3,501
Employee promote compensation	166	—	78
Subtotal	$17,443	$22,102	$24,957
Expenses from other consolidated VIEs	1,336	—	—
Total	$18,779	$22,102	$24,957

Note 14. Income Taxes

We account for our operations using accounting principles generally accepted in the United States, or GAAP. Below, we reconcile the differences between our GAAP-basis reporting and the equivalent amounts prepared on an income tax basis.

Our operations are conducted in two separate taxable entities, Capital Trust, Inc. (a real estate investment trust, or REIT) and CTIMCO (a wholly-owned taxable REIT subsidiary, or TRS, of the REIT). These entities are presented on a consolidated basis under GAAP, however they are separate tax payers.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below shows our consolidated GAAP net loss for the year ended December 31, 2010, allocated between the REIT and the TRS on a GAAP basis:

GAAP Net Loss Detail
(in thousands)	Year Ended December 31, 2010
REIT GAAP net loss	($187,163)
TRS GAAP net income	1,819
Consolidated GAAP net loss	($185,344)

REIT (Capital Trust, Inc.)

We made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal, state, and local income taxes. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates. As of December 31, 2010 and 2009, we were in compliance with all REIT requirements.

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

The table below reconciles the differences between GAAP net loss and estimated taxable income for the REIT:

REIT GAAP to Tax Reconciliation
(in thousands)	Year Ended December 31, 2010
REIT GAAP net loss	($187,163)

GAAP to tax differences:
Losses, allowances and provisions on investments(1)	119,874
Net loss from seven consolidated trusts for GAAP	70,531
Equity investments(2)	(3,002)
Other (3)	2,636
Subtotal	199,194

REIT estimated taxable income (4)	$12,031

(1)	Comprised of 2010 GAAP losses that will potentially be recognized in future tax periods. This is offset by tax losses recognized in 2010 that were recorded as GAAP losses in prior periods.
(2)	GAAP to tax differences relating to our co-investments in CTOPI.
(3)	Primarily differences associated with deferred income and compensation of our directors.
(4)	We will utilize our net operating losses carried forward from prior periods to offset taxable income.

For tax year 2010, we expect to utilize net operating losses, or NOLs, carried forward from prior periods to offset taxable income. We will likely be subject to minimum federal and state level taxation.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2010, we have approximately $302.0 million of NOLs, and $128.0 million of net capital losses, or NCLs, available to be carried forward and utilized in future periods. If we are unable to utilize our NOLs, $3.0 million will expire in 2016 and $299.0 million will expire in 2029. If we are unable to utilize our NCLs, $10.2 million will expire in 2013, $87.4 million will expire in 2014, and $30.4 million will expire in 2015.

TRS (CTIMCO)

CTIMCO is a wholly-owned subsidiary that operates our investment management business (including the management of Capital Trust, Inc.) and holds some of our assets. As a TRS, CTIMCO is subject to corporate taxation.

The table below reconciles GAAP net income to estimated taxable income for the TRS:

TRS GAAP to Tax Reconciliation
(in thousands)	Year Ended December 31, 2010
TRS GAAP net income	$1,819
TRS income tax provision	2,086
TRS GAAP net income (pre GAAP tax provsion)	3,905

GAAP to tax differences:
General and administrative (1)	(513)
Other	(463)
Subtotal	(976)

TRS estimated taxable income (pre-NOL) (2)	$2,929

(1)	Primarily differences associated with stock based and other compensation to our employees.
(2)	We will utilize our NOLs carried forward from prior tax periods to offset taxable income at the TRS to the extent possible.

For tax year 2010, we paid approximately $735,000 in taxes at the TRS, as the utilization of NOLs carried forward from prior tax periods did not fully offset taxable income.

GAAP Tax Provision (Consolidated)

During 2010, in our GAAP-basis consolidated financial statements, we recorded an income tax provision of $2.1 million, which was primarily due to $735,000 in current year taxes paid and $1.4 million in non-cash tax expense due primarily to our utilization of net operating losses to partially offset taxable income.

Deferred Income Taxes (TRS)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for tax reporting purposes.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The significant components of deferred tax assets and liabilities, which were generated entirely by CTIMCO, were as follows (in thousands):

	December 31, 2010	December 31, 2009
NOL carryforwards	$392	$1,178
Other	266	854
Deferred tax asset	658	2,032
Valuation allowance	—	—
Net deferred tax asset	$658	$2,032

As of December 31, 2010, tax years 2007 through 2010 remain subject to examination by taxing authorities.

Note 15. Employee Benefit and Incentive Plans

We had four benefit plans in effect as of December 31, 2010: (1) the Second Amended and Restated 1997 Long-Term Incentive Stock Plan, or 1997 Employee Plan, (2) the Amended and Restated 1997 Non-Employee Director Stock Plan, or 1997 Director Plan, (3) the Amended and Restated 2004 Long-Term Incentive Plan, or 2004 Plan, and (4) the 2007 Long-Term Incentive Plan, or 2007 Plan. The 1997 Employee Plan and 1997 Director Plan expired in 2007 and no new awards may be issued under them, and no further grants will be made under the 2004 Plan. Under the 2007 Plan, a maximum of 700,000 shares of class A common stock may be issued. Shares canceled under the 2004 Plan are available to be reissued under the 2007 Plan. As of December 31, 2010, there were 356,518 shares available under the 2007 Plan.

Under these plans, our employees are issued shares of our restricted class A common stock. We record grant date fair value of these shares as an expense over their vesting period. A portion of these shares vest pro rata over a three-year service period, with the remainder contingently vesting after a four-year period based on the returns we have achieved.

As of December 31, 2010, unvested share-based compensation consisted of 32,785 shares of restricted class A common stock with an unamortized value of $106,000. Subject to vesting conditions and the continued employment of certain employees, these costs will be recognized as compensation expense over the next three years.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Activity under these four plans for the year ended December 31, 2010 is summarized in the table below in share and share equivalents:

Benefit Type	1997 Employee Plan	1997 Director Plan	2004 Plan	2007 Plan	Total
Options(1)
Beginning balance	170,477	—	—	—	170,477
Expired	(158,253)	—	—	—	(158,253)
Ending balance	12,224	—	—	—	12,224

Restricted Class A Common Stock(2)
Beginning balance	—	—	3,480	75,543	79,023
Granted	—	—	—	16,875	16,875
Vested	—	—	(3,480)	(49,708)	(53,188)
Forfeited	—	—	—	(9,925)	(9,925)
Ending balance	—	—	—	32,785	32,785

Stock Units(3)
Beginning balance	—	80,017	—	384,029	464,046
Granted, deferred and (vested), net	—	(11,473)	—	32,826	21,353
Ending balance	—	68,544	—	416,855	485,399
Total outstanding	12,224	68,544	—	449,640	530,408

(1)	All options are fully vested as of December 31, 2010.
(2)
Comprised of both performance based awards that vest upon the attainment of certain common equity return thresholds and time based awards that vest based upon an employee’s continued employment on pre-established vesting dates.

(3)	Stock units are granted to certain members of our board of directors in lieu of cash compensation for services and in lieu of dividends earned on previously granted stock units.

The following table summarizes the outstanding options as of December 31, 2010:

Exercise Price	Options
per Share	Outstanding	Expiration Date
$13.50	2,223	February 1, 2011
$15.00	10,001	May 7, 2011
Total	12,224

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

A summary of the unvested restricted class A common stock as of and for the year ended December 31, 2010 was as follows:

	Restricted Class A Common Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2010	79,023	$7.99
Granted	16,875	1.27
Vested	(53,188)	8.21
Forfeited	(9,925)	7.57
Unvested at December 31, 2010	32,785	$5.67

A summary of the unvested restricted class A common stock as of and for the year ended December 31, 2009 was as follows:

	Restricted Class A Common Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2009	331,197	$30.61
Granted	216,269	3.32
Vested	(69,997)	25.02
Forfeited	(398,446)	21.58
Unvested at December 31, 2009	79,023	$7.99

A summary of the unvested restricted class A common stock as of and for the year ended December 31, 2008 was as follows:

	Restricted Class A Common Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2008	423,931	$30.96
Granted	44,550	27.44
Vested	(133,384)	various
Forfeited	(3,900)	various
Unvested at December 31, 2008	331,197	$30.61

The total grant date fair value of restricted shares that vested during the years ended December 31, 2010, 2009, and 2008 was $437,000, $301,000, and $2.2 million, respectively.

In addition to the equity interests detailed above, we may grant percentage interests in the incentive compensation received by us from certain of our investment management vehicles. As of December 31, 2010, there were no such grants outstanding; however we had previously granted a portion of the Fund III incentive compensation received by us during 2010.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

The following table summarizes our assets and liabilities, including those of our consolidated VIEs, which are recorded at fair value as of December 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using

	Total	Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Non-VIE loans held-for-sale	$5,750	$—	$—	$5,750
VIE real estate held-for-sale	$8,055	$—	$—	$8,055

Non-VIE interest rate hedge liabilities	($8,451)	$—	($8,451)	$—
VIE interest rate hedge liabilities	($29,462)	$—	($29,462)	$—

Measured on a nonrecurring basis:
Non-VIE impaired loans (1)
Senior mortgage	$34,538	$—	$—	$34,538
Subordinate interests in mortgages	39,880	—	—	39,880
Mezzanine loans	—	—	—	—
	$74,418	$—	$—	$74,418

VIE impaired loans (1)
Senior mortgage	$82,905	$—	$—	$82,905
Subordinate interests in mortgages	28,019	—	—	28,019
Mezzanine loans	125,828	—	—	125,828
	$236,752	$—	$—	$236,752

Non-VIE impaired securities (2)	$—	$—	$—	$—
VIE impaired securities (2)
Commercial mortgage-backed securities	$10,647	$—	$5,806	$4,841

(1)	Loans receivable against which we have recorded a provision for loan losses as of December 31, 2010.
(2)	Securities which were other-than-temporarily impaired during the three months ended December 31, 2010.

The following methods and assumptions were used to estimate the fair value of each type of asset and liability which was recorded at fair value as of December 31, 2010:

Loans held-for-sale: Our one loan held-for-sale is carried at fair value, which was determined based on the proceeds received from its subsequent sale on January 25, 2011.

Real estate held-for-sale: Real estate held-for-sale is valued based on expected proceeds from a sale of the asset.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Additional details of our loans which were recorded at fair value as of December 31, 2010 are described below:

Senior mortgage loans: Two of our senior mortgage loans with an aggregate principal balance of $47.1 million are reported at fair value as of December 31, 2010, including one hotel loan ($25.1 million) and one office loan ($22.0 million). These loans have a weighted average maturity of September 2012 and a weighted average coupon of 2.5% per annum as of December 31, 2010.

Subordinate interests in mortgages: Four of our subordinate interests in mortgage loans with an aggregate principal balance of $113.8 million are reported at fair value as of December 31, 2010, including two hotel loans ($43.4 million), one office loan ($29.0 million), and one condominium loan ($41.4 million). These loans have a weighted average maturity of December 2012 and a weighted average coupon of 2.7% per annum as of December 31, 2010.

Mezzanine loans: Three of our mezzanine loans with an aggregate principal balance of $285.3 million are reported at fair value as of December 31, 2010, including two hotel loans ($277.3 million) and one office loan ($8.0 million). These loans have a weighted average maturity of May 2012 and a weighted average coupon of 3.3% per annum as of December 31, 2010.

Additional details of our consolidated VIEs’ loans which were recorded at fair value as of December 31, 2010 are described below:

Senior mortgage loans: Two of our consolidated VIEs’ senior mortgage loans with an aggregate principal balance of $133.2 million are reported at fair value as of December 31, 2010, which are both classified as mixed-use/other loan. These loans have a weighted average maturity of September 2011 and a weighted average coupon of 2.8% per annum as of December 31, 2010.

Subordinate interests in mortgages: Nine of our consolidated VIEs’ subordinate interests in mortgage loans with an aggregate principal balance of $142.2 million are reported at fair value as of December 31, 2010, including three hotel loans ($61.5 million), three office loans ($60.7 million), one multifamily loan ($5.4 million), one retail loan ($4.5 million) and one mixed-use/other loan ($10.2 million). These loans have a weighted average maturity of October 2011 and a weighted average coupon of 3.0% per annum as of December 31, 2010.

Mezzanine loans: Three of our consolidated VIEs’ mezzanine loans with an aggregate principal balance of $209.2 million are reported at fair value as of December 31, 2010, including two hotel loans ($188.5 million) and one retail loan ($20.7 million). These loans have a weighted average maturity of September 2011 and a weighted average coupon of 2.2% per annum as of December 31, 2010.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Impaired securities: Securities which are other-than-temporarily impaired are generally valued by a combination of (i) obtaining assessments from third-party dealers and, (ii) in limited cases where such assessments are unavailable or, in the opinion of management, deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates. In the case of internal models, expected cash flows of each security are based on management’s assumptions regarding the collection of principal and interest on the underlying loans and securities. The table above includes only securities which were impaired during the three months ended December 31, 2010. Previously impaired securities have been subsequently adjusted for amortization, and are therefore no longer reported at fair value as of December 31, 2010.

As of December 31, 2010, five of our consolidated VIEs securities were other-than-temporarily impaired and therefore reported at fair value. One of these securities was valued using assessments from third-party dealers. One security received a dealer mark indicating a small value, however no further principal and interest payments are expected from this security so it was 100% impaired. The dealer valuation obtained for the remaining three securities were determined to not be indicative of fair value and, accordingly, were valued internally by discounting expected future cash flows. These securities had vintages between 2001 and 2005, and were rated between “CCC” and “B-” by Fitch Ratings, Inc., and were valued using discount rates between 13% and 21%, resulting in valuations equal to 10% and 35% of the respective face amounts of each security.

The following table reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Loans	Real Estate
	Held-for-Sale	Held-for-Sale
December 31, 2009	$—	$—
Transfer from loans receivable (non-VIEs)	65,989	—
Transfer from loans receivable (VIEs)	—	12,055
Satisfactions	(56,254)	—
Transfer to loans receivable (non-VIEs)	(1,866)	—

Adjustments to fair value included in earnings:
Valuation allowance on loans held-for-sale	(2,119)	—
Impairment of real estate held-for-sale	—	(4,000)
December 31, 2010	$5,750	$8,055

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table details the carrying amount, face amount, and approximate fair value of the financial instruments described above:

Fair Value of Financial Instruments
(in thousands)	December 31, 2010			December 31, 2009
	Carrying Amount	Face Amount	Fair Value	Carrying Amount	Face Amount	Fair Value
Financial assets:
Cash and cash equivalents	$24,449	$24,449	$24,449	$27,954	$27,954	$27,954
Securities held-to-maturity	3,455	36,015	5,518	17,332	105,174	8,544
Loans receivable, net	606,318	979,057	499,176	766,745	1,128,738	588,466
Consolidated VIE assets
Securities held-to-maturity	504,323	594,434	475,272	697,864	751,214	519,118
Loans receivable, net	2,891,379	3,147,755	2,548,715	391,499	511,412	316,230
Financial liabilities:
Repurchase obligations	372,582	372,680	372,680	450,137	450,704	450,704
Senior credit facility	98,124	98,124	14,719	99,188	99,188	24,797
Junior subordinated notes	132,190	143,753	2,875	128,077	143,753	14,375
Participations sold	259,304	259,304	81,589	289,144	289,209	102,220
Consolidated VIE liabilities
Securitized debt obligations	3,621,229	3,620,446	2,717,787	1,098,280	1,097,106	494,704

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

Participations sold: These liabilities are recorded at their amortized cost and not at fair value. The fair values presented above are consistent with those presented for the related loan assets.

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

Interest paid on our outstanding debt obligations during the years ended December 31, 2010, 2009, and 2008 was $105.5 million, $65.6 million and $110.8 million, respectively. This includes $47.9 million of interest paid on our outstanding debt obligations for the year ended December 31, 2010 from newly consolidated VIEs. The difference between interest expense on our consolidated statement of operations and interest paid is primarily due to non-cash interest expense recorded on loan participations sold, as well as amortization of discounts on our debt obligations and deferred interest on our senior credit facility.

Net taxes paid by us during the year ended December 31, 2010 were $603,000 and taxes recovered by us for the years ended December 31, 2009 and 2008 were $408,000 and $702,000, respectively.

Note 18. Transactions with Related Parties

We earn base management and incentive fees in our capacity as investment manager for multiple vehicles which we have sponsored. Due to the nature of our relationship with these vehicles, all management fees are considered revenue from related parties under GAAP.

On November 9, 2006, we commenced our CT High Grade MezzanineSM investment management initiative and entered into three separate account agreements with affiliates of W. R. Berkley Corporation, or WRBC, with a final aggregate commitment of $350 million. Pursuant to these agreements, we invested capital, on a discretionary basis, on behalf of WRBC in commercial real estate mortgages, mezzanine loans and participations therein. The separate accounts are entirely funded with committed capital from WRBC and are managed by a subsidiary of CTIMCO. CTIMCO earns a management fee equal to 0.25% per annum on invested assets.

WRBC beneficially owned approximately 17.1% of our outstanding common stock and stock units as of March 23, 2011, and a member of our board of directors is an employee of WRBC.

In July 2008, CTOPI, a private equity fund that we manage, held its final closing completing its capital raise with $540 million total equity commitments. EGI-Private Equity II, L.L.C., an affiliate under common control of the chairman of our board of directors, owns a 3.7% limited partner interest in CTOPI. During the year ended December 31, 2010, we recorded $4.2 million in fees from CTOPI, $169,000 of which were attributable to EGI Private Equity II, L.L.C. Affiliates of the chairman of our board of directors also owned interests in Fund III, an investment management vehicle that we managed and in which we also had an ownership interest. Fund III completed its liquidation in the normal course in September 2010.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

CTOPI has purchased $75.5 million face value of our CT CDO notes in the open market for $40.4 million. These purchases were from third parties, and were not sold by us.

Effective December 1, 2009, John R. Klopp retired as our chief executive officer. In conjunction with his departure, Mr. Klopp was retained as a consultant to the company through November 2010, for which he was paid $83,333 per month over the twelve-month term. We recognized 100% of this consulting fee in 2009 as a component of general and administrative expense.

Note 19. Commitments and Contingencies

Leases

We lease our corporate office under an operating lease expiring in 2018. Minimum annual rental payments as of December 31, 2010 are as follows (in thousands):

Years ending December 31,
2011	$1,070
2012	1,070
2013	1,099
2014	1,129
2015	1,129
Thereafter	3,199
$8,696

We recognize our obligations under our lease on a straight-line basis over the term of the lease. In 2007 we entered into a lease for additional space, which we terminated in 2009. GAAP rent expense for office space amounted to $1.2 million, $1.2 million, and $1.6 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Unfunded Commitments

As of December 31, 2010, we had an unfunded capital commitment to one of our investment management vehicles, CT Opportunity Partners I, LP, or CTOPI, of $14.7 million. This commitment will be funded pro rata with our investors as CTOPI continues to make investments and/or delever its portfolio over the life of the fund.

We also had one unfunded loan commitment of $300,000, which will generally only be funded when and/or if the borrower meets certain performance hurdles with respect to the underlying collateral, or to reimburse costs associated with leasing activity.

Future Distribution Requirements

In 1999, we acquired a portfolio of CMBS from a dealer at a discount. For purposes of GAAP income recognition, we amortize the discount as interest income over the expected life of the securities using the effective interest method, as we do for other securities purchased at a discount. For income tax purposes, specifically with respect to this portfolio, we elected to defer the recognition of the purchase discount until we receive principal as the securities are sold, amortize or mature. In the future, assuming principal collection as anticipated, as these securities mature, we will recognize the purchase discount as income for tax purposes and, as a REIT, those amounts will be factored into our distribution requirements. For the securities in our CT CDOs, the cash flow waterfalls are designed to repay senior indebtedness with principal repayments, resulting in a situation where we may not receive cash as these securities are sold, amortize or mature. In these cases, we may have a distribution requirement without receipt of the cash to service the requirement, requiring us to fund these distribution requirements from other sources of liquidity. As of December 31, 2010, the securities in question have a face value of $168.7 million and were purchased at a discount of $42.8 million. $165.0 million of these securities are in our CT CDOs and these securities were purchased at a discount of $41.1 million. The income we recognize for tax purposes on these securities will depend upon the rate of principal repayment of each security and the cash flow provisions of our CT CDOs for securities held by CT CDOs.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Similarly, due to the redirection provisions of our CT CDOs, which reallocate principal and interest otherwise distributable to us to repay senior note holders, assets financed through our CT CDOs may generate current taxable income without a corresponding cash distribution to us. See Note 11 for additional discussion on these redirection provisions.

Litigation

In the normal course of business, we are subject to various legal proceedings and claims, the resolution of which, in management’s opinion, will not have a material adverse effect on our consolidated financial position or our results of operations.

Employment Agreements and Executive Compensation

As of December 31, 2010, we no longer have employment agreements with Stephen D. Plavin, who serves as our chief executive officer and president, Geoffrey J. Jervis, who serves as our chief financial officer, and Thomas C. Ruffing, who serves as our chief credit officer and head of asset management. These officers currently remain at-will employees of the Company.

Mr. Plavin’s annual base salary was $500,000 in 2008 and 2009 and Mr. Jervis’ annual base salary was $350,000 in 2008 and 2009. Pursuant to an employment agreement dated September 26, 2006, Mr. Jervis was entitled to an annual base salary of $425,000 effective January 1, 2010. Pursuant to our March 2009 restructuring, any increases to base salary from 2008 levels to our chief executive officer and chief financial officer require consent from certain of our lenders. In December 2009, the compensation committee of our board of directors approved an increased annual base salary effective January 1, 2010 to Messrs. Plavin and Jervis of $550,000 and $450,000, respectively. Accordingly, Accounts Payable and Accrued Expenses on our consolidated balance sheet includes accrued but unpaid compensation expense of $50,000 and $100,000 for Messers. Plavin and Jervis, respectively.

Subsequent to December 31, 2010, in conjunction with our March 2011 restructuring, we terminated the provisions which require consent from our lenders regarding compensation of our employees. Accordingly, these base salary increases, effective on a retroactive basis from January 1, 2010, will be paid shortly after the consummation of our March 2011 restructuring.

Board of Director’s Compensation

Of the eight members of our board of directors, seven are entitled to annual compensation of $75,000 each. Our chief executive officer also serves as a director for no compensation. In 2010, the annual compensation for two of these seven directors was paid in cash and the remaining five directors were paid 50% in cash and 50% in the form of deferred stock units. In addition, effective January 1, 2010, the member of our board of directors that serves as the Chairperson of the Audit Committee of our Board of Directors receives an annual cash compensation of $ 12,000. Compensation to the board of directors is payable in four equal quarterly payments.

Note 20. Segment Reporting

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the year ended, and as of, December 31, 2010 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other investments:
Interest and related income	$158,733	$—	$—	$158,733
Less: Interest and related expenses	123,963	—	—	123,963
Income from loans and other investments, net	34,770	—	—	34,770

Other revenues:
Management fees from affiliates	—	7,808	—	7,808
Incentive management fees from affiliates	—	733	—	733
Servicing fees	—	8,189	(1,785)	6,404
Other interest income	60	1	—	61
Total other revenues	60	16,731	(1,785)	15,006

Other expenses
General and administrative	5,899	12,880	—	18,779
Servicing fee expense	1,785	—	(1,785)	—
Depreciation and amortization	—	20	—	20
Total other expenses	7,684	12,900	(1,785)	18,799

Total other-than-temporary impairments of securities	(77,960)	—	—	(77,960)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	9,594	—	—	9,594
Impairment of real estate held-for-sale	(4,000)	—	—	(4,000)
Net impairments recognized in earnings	(72,366)	—	—	(72,366)

Provision for loan losses	(146,478)	—	—	(146,478)
Valuation allowance on loans held-for-sale	(2,119)	—	—	(2,119)
Gain on extinguishment of debt	3,134	—	—	3,134
Income from equity investments	—	3,608	—	3,608
(Loss) income before income taxes	(190,683)	7,439	—	(183,244)
Income tax provision	14	2,086	—	2,100
Net (loss) income	($190,697)	$5,353	$—	($185,344)

Total assets	$4,109,465	$14,484	($3,259)	$4,120,690

All revenues were generated from external sources within the United States. The Investment Management segment earned fees of $1.8 million for serving as collateral manager of the four CT CDOs consolidated under our Balance Sheet Investment segment as well as special servicing activity for certain CT CDO assets for the year ended December 31, 2010.

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

All revenues were generated from external sources within the United States. The Investment Management segment earned fees of $1.8 million for management of the Balance Sheet Investment segment and $1.3 million for serving as collateral manager of the four CT CDOs consolidated under our Balance Sheet Investment segment, and was charged $13,000 for inter-segment interest for the year ended December 31, 2009, which is reflected as offsetting adjustments to other interest income and other interest expense in the inter-segment activities column in the table above.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 21. Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2010, 2009 and 2008 (in thousands except per share data):

	March 31	June 30	September 30	December 31
2010
Revenues	$44,505	$41,675	$43,147	$44,615
Net (loss) income	$(63,452)	$2,902	$(134,709)	$9,915
Net (loss) income per share of common stock:
Basic	$(2.84)	$0.13	$(6.02)	$0.44
Diluted	$(2.84)	$0.13	$(6.02)	$0.44
2009
Revenues	$37,425	$33,667	$32,670	$31,631
Net loss	$(73,146)	$(6,396)	$(106,457)	$(390,438)
Net loss per share of common stock:
Basic	$(3.28)	$(0.29)	$(4.75)	$(17.41)
Diluted	$(3.28)	$(0.29)	$(4.75)	$(17.41)
2008
Revenues	$59,117	$53,866	$48,217	$48,323
Net income (loss)	$14,773	$(34,818)	$13,667	$(51,160)
Net income (loss) per share of common stock:
Basic	$0.82	$(1.59)	$0.61	$(2.30)
Diluted	$0.82	$(1.59)	$0.61	$(2.30)

Basic and diluted earnings per share are computed independently based on the weighted-average shares of common stock outstanding for each of the periods. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year. See Note 12 for a further discussion of earnings per share.

Note 22. Subsequent Events

Tax Benefit Preservation Rights Agreement

On March 3, 2011, we announced the adoption of a tax benefits preservation rights agreement, or Rights Agreement, designed to preserve our ability to carry forward our substantial net operating losses for federal and state income tax purposes. See Note 14 for the estimated amount of net operating losses carried forward as of December 31, 2010.

In general, unless we experience an “ownership change”, as defined for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, we may carry forward our net operating losses to offset taxable income for future periods. An “ownership change” occurs if there is a change in ownership of more than 50% of the common stock during any three year period and, for this purpose, determination of ownership changes are generally limited to shareholders deemed to own 5% or more of the common stock.

Effective March 3, 2011, if any person or group acquires 4.9% or more of our outstanding common stock (subject to certain exceptions), there would be a triggering event under the Rights Agreement resulting in significant dilution of the ownership interest of such person or group in our common stock.

As part of the Rights Agreement, our Board of Directors authorized a dividend of one right for each outstanding share of our common stock. The rights were distributed to stockholders of record on March 14, 2011, but will only be activated if triggered by the Rights Agreement. Our Board of Directors has the discretion to exempt any acquisition of common stock from the provisions of Rights Agreement, and the Rights Agreement may be terminated by our Board of Directors at any time prior to the rights being triggered.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The rights will expire upon the earlier of:

•	the close of business on March 14, 2014;

•	the time at which these rights are redeemed or exchanged under the Rights Agreement;

•	the final adjournment of our 2011 annual meeting of stockholders if stockholder approval of the Rights Agreement has not been received prior to that time; or

•
the determination by our Board of Directors that the Rights Agreement is no longer necessary for the preservation of our net operating losses due to either a change in our tax position or tax law, such that a limitation on the use of our net operating losses would no longer be material.

March 2011 Restructuring

On March 31, 2011, we restructured, amended, or extinguished all of our outstanding recourse debt obligations, which we refer to as our March 2011 restructuring. The March 2011 restructuring involved: (i) the contribution of certain of our legacy assets to a newly formed subsidiary, CT Legacy REIT Mezz Borrower, Inc., or CT Legacy REIT, (ii) the assumption of our legacy repurchase obligations by CT Legacy REIT, and (iii) the extinguishment of our senior credit facility and junior subordinated notes. The restructuring was financed by a new $83.0 million mezzanine loan from an affiliate of Five Mile Capital Partners LLC, or Five Mile, to CT Legacy REIT, and the issuance of equity interests in CT Legacy REIT to our former junior subordinated note holders and former lenders under our senior credit facility, as well as to an affiliate of Five Mile.

CT Legacy REIT

In connection with the restructuring, we transferred substantially all of our directly held interest earning assets to CT Legacy REIT. The transferred assets include: (i) all of the loans and securities which serve as collateral for the legacy repurchase obligations, except for certain subordinate interests in CT CDO I and II, (ii) our subordinate interests in CT CDO III, and (iii) 100% of our previously unencumbered loans and securities, which we collectively refer to as our Legacy Assets.

CT Legacy REIT, which will elect to be taxed as a REIT commencing in 2011, is owned 51.6% by us, 24.2% by an affiliate of Five Mile, and 24.2% by the former lenders under our senior credit facility. In addition, the former holders of our junior subordinated notes received a subordinate class of common equity in CT Legacy REIT, which is described below. Capital Trust, Inc. will manage CT Legacy REIT and the Legacy Assets as a liquidating portfolio.

In addition to our interest in the common stock of CT Legacy REIT, we also own 100% of its class A preferred stock. The class A preferred stock initially entitles us to cumulative preferred dividends of $7.5 million per annum, which dividends will reduce in 2013 as the portfolio of Legacy Assets repays or is sold.

Repurchase Obligations

Our $339.6 million of legacy repurchase obligations with JP Morgan, Morgan Stanley and Citigroup were assumed by wholly-owned subsidiaries of CT Legacy REIT, and the recourse to Capital Trust, Inc. was eliminated. In addition, the facilities were amended with the following terms:

•	Each of the repurchase lenders received cash pay downs equal to 10% of their outstanding balances, in the aggregate $33.9 million.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

•
Except for certain key man provisions, all restrictive covenants governing the operations of Capital Trust, Inc. were eliminated, including covenants restricting employee compensation, dividend payments, and new balance sheet investments.

•	Net interest margin sweep and periodic amortization provisions were eliminated.

•	All forms of margin call or similar requirements under the facilities were eliminated.

•
Maturity dates were extended to March 31, 2014 in the case of JPMorgan and March 31, 2013 in the cases of Morgan Stanley and Citigroup, subject in all three cases to periodic required repayment thresholds.

•
Interest rates were increased to LIBOR + 2.50% per annum in the cases of JPMorgan and Morgan Stanley, and LIBOR + 1.50% per annum in the case of Citigroup, subject in all three cases to periodic rate increases over the term of each respective facility.

Senior Credit Facility

Our $98.1 million senior credit facility was fully satisfied and all collateral for the senior credit facility was released in exchange for (i) a cash payment of $22.9 million, (ii) a 24.2% equity interest in the common stock of CT Legacy REIT, and (iii) $2.8 million of Secured Notes, as defined and discussed below.

Junior Subordinated Notes

Our $143.8 million of junior subordinated notes were fully satisfied in exchange for (i) a cash payment of $4.6 million, (ii) 100% of the subordinate common stock of CT Legacy REIT, and (iii) $5.0 million of Secured Notes, as defined and discussed below. The subordinate common stock of CT Legacy REIT entitles its holders to receive approximately 25% of the payments otherwise due to us on our equity interest in the common stock of CT Legacy REIT, after aggregate cash distributions of $50.0 million have been paid to all other classes of common stock.

Mezzanine Loan

CT Legacy REIT entered into an $83.0 million mezzanine loan that carries a 15.0% per annum interest rate, of which 7.0% per annum may be deferred, and that matures on March 31, 2016. The mezzanine loan is not recourse to Capital Trust, Inc. except for certain limited non-recourse, “bad boy” carve outs. Proceeds from the mezzanine loan were used to (i) extinguish the senior credit facility, (ii) extinguish the junior subordinated notes, (iii) provide for the cash pay downs of the repurchase obligations, (iv) pay transaction expenses, and (v) establish liquidity reserves at CT Legacy REIT.

The mezzanine loan is collateralized by 100% of the equity interests in a subsidiary of CT Legacy REIT, which in-turn owns all of our Legacy Assets, subject in-part to the repurchase obligations. Five Mile has consent rights with respect to material actions on the Legacy Assets such as material modifications, sales, and/or the pursuit of certain remedies with regard to the Legacy Assets. The mezzanine loan also contains covenants that (i) prohibit CT Legacy REIT from paying common stock cash dividends until the mezzanine loan has been repaid, (ii) prohibit us from selling or otherwise transferring our equity interests in CT Legacy REIT, and (iii) require the continued employment of certain key employees.

In addition, an affiliate of Five Mile acquired a 24.2% equity interest in the common stock of CT Legacy REIT in conjunction with the making of the mezzanine loan.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Capital Trust, Inc.

Following the completion of the March 2011 restructuring, we no longer have any recourse debt obligations, and retained unencumbered ownership of (i) our investment management platform, CT Investment Management Co., LLC, (ii) our co-investment in CT Opportunity Partners I, LP, (iii) our residual ownership interests in CT CDOs I, II, and IV, and (iv) our tax-basis net operating losses. Furthermore, as described above, we retained a 51.6% equity interest in CT Legacy REIT. Our net economic interest in CT Legacy REIT is, however, subject to (i) the Secured Notes, as defined and discussed below, (ii) a management incentive plan, as discussed below, and (iii) the subordinate common stock of CT Legacy REIT owned by our former junior subordinate note holders.

Secured Notes

In conjunction with the satisfaction of the senior credit facility and the junior subordinated notes, a wholly-owned subsidiary issued Secured Notes to our former creditors, which Secured Notes are not recourse to us. The Secured Notes have an aggregate initial face balance of $7.8 million and are secured by 93.5% of our equity interests in CT Legacy REIT, which represents 48.3% of the total common stock of CT Legacy REIT. The Secured Notes mature on March 31, 2016 and bear interest at a rate of 8.2% per annum, which interest may be deferred until maturity. All dividends we receive from our equity interests in the common stock of CT Legacy REIT which serve as collateral under the Secured Notes must be used to pay, or prepay, interest and principal due thereunder. Any prepayment, or partial prepayment, of the Secured Notes will incur a prepayment premium.

Management Incentive Plan

The management incentive plan includes incentive awards issued under our long term incentive plan. The awards provide payments to certain senior level employees equal to 6.75% of the total recovery (subject to certain caps) of our Legacy Assets, net of CT Legacy REIT’s obligations.

Index

Capital Trust, Inc. and Subsidiaries
Schedule IV—Mortgage Loans on Real Estate
As of December 31, 2010
(in thousands)

Type of Loan/Borrower(1)	Description/ Location	Interest Payment Rates (2)	Final Maturity Date	Periodic Payment Terms(3)	Prior Liens(4)	Face Amount of Loans(5)(6)	Carrying Amount of Loans (7)(8)
Mortgage Loans:
Borrower A	Healthcare/ Various	1.8%	5/9/2011	P & I	$—	$1,045,928	$1,045,928
Borrower B	Hotel/ New York	1.0%	12/9/2011	I/O	—	151,800	151,800
Borrower C	Hotel/ Various	1.0%	10/9/2011	I/O	—	144,222	144,222
All other mortgage loans individually
less than 3% with face amounts:
Less than $25,000		0.9% - 14.0%	12/1/10 - 7/1/27		n/a	302,311	331,709
Between $25,000and $75,000		0.9% - 6.0%	4/1/10 - 10/9/13		n/a	335,320	342,764
Greater than $75,000		0.8% - 4.3%	12/9/10 - 1/21/13		n/a	549,815	449,710
Total mortgage loans:					—	2,529,396	2,466,133

Mezzanine & Other Loans:
All mezzanine & other loans individually
less than 3% with face amounts:
Less than $25,000		0.7% - 8.8%	11/11/09 - 2/1/16		n/a	249,586	209,490
Between $25,000and $75,000		1.8% - 7.0%	10/10/11 - 9/1/14		n/a	87,641	129,069
Greater than $75,000		1.3% - 4.8%	10/9/11 - 5/9/12		n/a	639,977	258,901
Total mezzanine & other loans:					—	977,204	597,460

Subordinate Interests in Mortgages:
All subordinate interests in mortgages
individually less than 3% with face amounts:
Less than $25,000		1.2% - 9.2%	3/9/10 - 7/1/35		n/a	274,284	248,546
Between $25,000and $75,000		1.9% - 4.3%	5/9/11 - 12/31/14		n/a	362,057	198,667
Greater than $75,000		n/a	n/a		n/a	—	—
Total subordinate interests in mortgages:					—	636,341	447,213

Unallocated loan loss provision:							(7,359)

Total loans:					$—	$4,142,941	$3,503,447

(1)	All amounts include both loans receivable and loans held-for-sale.
(2)	Rates for floating rate loans are based on LIBOR of 0.26% as of December 31, 2010.
(3)	P & I = principal and interest. I/O = interest only.
(4)	Represents only third party liens.
(5)	Does not include Unfunded Commitments.
(6)	Mortgage loans which are greater than 90 days delinquent include $112.3 million of our mezzanine loans and $114.5 million of our subordinate interests in mortgages.
(7)	Mortgage loans with a carrying value of $2.6 billion are not consolidated for federal income tax purposes because they are held by securitization vehicles in which we invest, as further described in Note 2. The carrying amount of the $911.9 million of mortgage loans which are consolidated for federal income tax purposes approximates their tax basis as of December 31, 2010.
(8)	As of December 31, 2010, we identified 23 loans with an aggregate gross book value of $930.2 million for impairment, against which we have recorded a $619.0 million provision, and which are carried at an aggregate net book value of $311.2 million. See Notes 2 and 16 for a description of our loan impairment and valuation process.

S-1

Index

Capital Trust, Inc. and Subsidiaries
Notes to Schedule IV
As of December 31, 2010
(in thousands)

1. Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles Mortgage Loans on Real Estate for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Balance at January 1 (1)	$1,175,792	$1,882,409	$2,257,563
Additions during period:
Impact of consolidation due to change in accounting principal (2)	2,845,241	—	—
New mortgage loans	—	—	47,128
Additional fundings (3)	2,021	9,350	89,773
Amortization of discount, net (4)	1,364	990	1,307
Deductions during period:
Collections of principal	(328,408)	(99,411)	(255,276)
Transfers to real estate held-for-sale	(12,054)	—	(11,806)
Transfers to other assets (5)	(6,614)	—	—
Provision for loan losses	(146,478)	(482,352)	(63,577)
Valuation allowance on loans held-for-sale	(2,119)	—	(48,259)
Mortgage loans sold	(25,298)	(124,831)	(134,444)
Loss on sale of mortgage loans	—	(10,363)	—

Balance at December 31	$3,503,447	$1,175,792	$1,882,409

(1)	All amounts include both loans receivable and loans held-for-sale.
(2)	Loans with an aggregate principal balance of $2.98 billion as of December 31, 2009 have been consolidated onto our balance sheet beginning January 1, 2010, as discussed in Note 2.
(3)
Includes capitalized interest, which is a non-cash addition to the balance of mortgage loans, of $378,000, $1.7 million, and $7.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(4)	Net discount amortization represents an entirely non-cash addition to the balance of mortgage loans.
(5)	Includes one loan which was restructured in June 2010 and converted to a $6.6 million equity participation in the borrower entity. This equity investment has been reclassified to Accrued Interest Receivable and Other Assets on our consolidated balance sheet as of December 31, 2010.

S-2