Form 10-Q
period 2011-03-31
CAPITAL TRUST INC
filed 2011-05-10
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of outstanding shares of the registrant's class A common stock, par value $0.01 per share, as of May 5, 2011 was 22,244,273.

CAPITAL TRUST, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Capital Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2011 and December 31, 2010
(in thousands, except per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets

Cash and cash equivalents	$27,779	$24,449
Securities held-to-maturity	—	3,455
Loans receivable, net	86,570	606,318
Loans held-for-sale, net	—	5,750
Equity investments in unconsolidated subsidiaries	9,519	8,932
Accrued interest receivable	—	2,392
Deferred income taxes	658	658
Prepaid expenses and other assets	2,263	9,952
Subtotal	126,789	661,906

Assets of Consolidated Variable Interest Entities ("VIEs")

CT Legacy REIT, Excluding Securitization Vehicles
Restricted cash	4,213	—
Securities held-to-maturity	3,577	—
Loans receivable, net	495,412	—
Accrued interest receivable and other assets	10,149	—
Subtotal	513,351	—

Securitization Vehicles
Securities held-to-maturity	490,242	504,323
Loans receivable, net	2,739,898	2,891,379
Real estate held-for-sale	8,055	8,055
Accrued interest receivable and other assets	12,785	55,027
Subtotal	3,250,980	3,458,784

Total assets	$3,891,120	$4,120,690

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2011 and December 31, 2010
(in thousands, except per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
Liabilities & Shareholders' Deficit

Liabilities:
Accounts payable and accrued expenses	$5,727	$6,726
Repurchase obligations	—	372,582
Senior credit facility	—	98,124
Junior subordinated notes	—	132,190
Secured notes	7,778	—
Participations sold	86,570	259,304
Interest rate hedge liabilities	—	8,451
Subtotal	100,075	877,377

Non-Recourse Liabilities of Consolidated VIEs

CT Legacy REIT, Excluding Securitization Vehicles
Accounts payable and accrued expenses	65	—
Repurchase obligations	304,750	—
Mezzanine loan, net of unamortized discount	67,236	—
Participations sold	97,465	—
Interest rate hedge liabilities	7,518	—
Subtotal	477,034	—

Securitization Vehicles
Accounts payable and accrued expenses	3,550	3,809
Securitized debt obligations	3,408,944	3,621,229
Interest rate hedge liabilities	25,851	29,462
Subtotal	3,438,345	3,654,500

Total liabilities	4,015,454	4,531,877

Commitments and contingencies	—	—

Equity:
Class A common stock, $0.01 par value, 100,000 shares authorized, 21,925 and 21,917 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively ("class A common stock")	219	219
Restricted class A common stock, $0.01 par value, 319 and 33 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively ("restricted class A common stock" and together with class A common stock, "common stock")	3	—
Additional paid-in capital	596,826	559,411
Accumulated other comprehensive loss	(42,321)	(50,462)
Accumulated deficit	(665,770)	(920,355)
Total Capital Trust, Inc. shareholders' deficit	(111,043)	(411,187)

Noncontrolling interests	(13,291)	—

Total liabilities and shareholders' deficit	$3,891,120	$4,120,690

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
Three Months Ended March 31, 2011 and 2010
(in thousands, except share and per share data)
(unaudited)
	Three Months Ended
	March 31,
	2011	2010
Income from loans and other investments:
Interest and related income	$36,991	$39,978
Less: Interest and related expenses	26,247	31,252
Income from loans and other investments, net	10,744	8,726

Other revenues:
Management fees from affiliates	1,580	3,016
Servicing fees	310	1,511
Total other revenues	1,890	4,527

Other expenses:
General and administrative	10,280	4,742
Total other expenses	10,280	4,742

Total other-than-temporary impairments of securities	(4,933)	(35,987)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	(3,271)	16,164
Net impairments recognized in earnings	(8,204)	(19,823)

Recovery of (provision for) loan losses	9,161	(52,217)
Gain on extinguishment of debt	250,040	—
Income from equity investments	955	370
Income (loss) before income taxes	254,306	(63,159)
Income tax provision	389	293
Net income (loss)	$253,917	($63,452)

Less: Net loss attributable to noncontrolling interests	668	—

Net income (loss) attributable to Capital Trust, Inc.	$254,585	($63,452)

Per share information:
Net income (loss) per share of common stock:
Basic	$11.35	($2.84)
Diluted	$11.04	($2.84)

Weighted average shares of common stock outstanding:
Basic	22,435,551	22,335,540
Diluted	23,068,385	22,335,540

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Deficit
For the Three Months Ended March 31, 2011 and 2010
(in thousands)
(unaudited)

	Comprehensive (Loss) Income	Class A Common Stock	Restricted Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Accumulated Deficit	Total
Balance at January 1, 2010		$218	$1	$559,145	($39,135)	$—	($689,396)	($169,167)

Net loss	($63,452)	—	—	—	—	—	(63,452)	(63,452)
Cumulative effect of change in accounting principle	—	—	—	—	3,800	—	(45,615)	(41,815)
Unrealized loss on derivative financial instruments	(1,695)	—	—	—	(1,695)	—	—	(1,695)
Amortization of unrealized gains and losses on securities	(175)	—	—	—	(175)	—	—	(175)
Amortization of deferred gains and losses on settlement of swaps	(25)	—	—	—	(25)	—	—	(25)
Other-than-temporary impairments of securities related to fair value adjustments in excess of expected credit losses, net of amortization	(14,355)	—	—	—	(14,355)	—	—	(14,355)
Restricted class A common stock earned	—	—	—	(6)	—	—	—	(6)
Deferred directors' compensation	—	—	—	56	—	—	—	56

Balance at March 31, 2010	($79,702)	$218	$1	$559,195	($51,585)	$—	($798,463)	($290,634)

Balance at January 1, 2011		$219	$—	$559,411	($50,462)	$—	($920,355)	($411,187)

Net income attributable to Capital Trust, Inc.	$254,585	—	—	—	—	—	254,585	254,585
Net loss attributable to noncontrolling interests	(668)	—	—	—	—	(668)	—	(668)
Allocation to noncontrolling interests	—	—	—	37,156	—	(12,623)	—	24,533
Unrealized gain on derivative financial instruments	4,544	—	—	—	4,544	—	—	4,544
Amortization of unrealized gains and losses on securities	(229)	—	—	—	(229)	—	—	(229)
Amortization of deferred gains and losses on settlement of swaps	(24)	—	—	—	(24)	—	—	(24)
Other-than-temporary impairments of securities related to fair value adjustments in excess of expected credit losses, net of amortization	3,850	—	—	—	3,850	—	—	3,850
Restricted class A common stock earned	—	—	3	212	—	—	—	215
Deferred directors' compensation	—	—	—	47	—	—	—	47

Balance at March 31, 2011	$262,058	$219	$3	$596,826	($42,321)	($13,291)	($665,770)	($124,334)

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(in thousands)
(unaudited)

	2011	2010
Cash flows from operating activities:
Net income (loss)	$253,917	($63,452)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net impairments recognized in earnings	8,204	19,823
(Recovery of) provision for loan losses	(9,161)	52,217
Gain on extinguishment of debt	(250,040)	—
Income from equity investments	(955)	(370)
Employee stock-based compensation	223	46
Incentive awards plan expense	2,579	—
Deferred directors' compensation	47	56
Amortization of premiums/discounts on loans and securities and deferred interest on loans	619	(754)
Amortization of deferred gains and losses on settlement of swaps	(24)	(25)
Amortization of deferred financing costs and premiums/discounts on
debt obligations	2,360	2,781
Changes in assets and liabilities, net:
Accrued interest receivable	685	(388)
Deferred income taxes	—	321
Prepaid expenses and other assets	(800)	306
Accounts payable and accrued expenses	(3,784)	(2,565)
Net cash provided by operating activities	3,870	7,996

Cash flows from investing activities:
Principal collections and proceeds from securities	8,372	3,120
Add-on fundings under existing loan commitments	—	(185)
Principal collections of loans receivable	224,625	24,155
Proceeds from disposition of loans held-for-sale	5,750	17,548
Contributions to unconsolidated subsidiaries	(231)	—
Distributions from unconsolidated subsidiaries	599	—
Increase in restricted cash	(4,213)	—
Net cash provided by investing activities	234,902	44,638

Cash flows from financing activities:
Repayments under repurchase obligations	(67,929)	(5,529)
Repayments under senior credit facility	(22,932)	(1,250)
Repayment of junior subordinated notes	(4,640)	—
Borrowing under mezzanine loan	83,000	—
Repayment of securitized debt obligations	(211,823)	(47,805)
Payment of financing expenses	(11,118)	—
Net cash used in financing activities	(235,442)	(54,584)

Net increase (decrease) in cash and cash equivalents	3,330	(1,950)
Cash and cash equivalents at beginning of period	24,449	27,954
Cash and cash equivalents at end of period	$27,779	$26,004

See accompanying notes to consolidated financial statements.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1. Organization

References herein to “we,” “us” or “our” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a fully integrated, self-managed, real estate finance and investment management company that specializes in credit sensitive financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. From the inception of our finance business in 1997 through March 31, 2011, we have completed over $11.6 billion of investments in the commercial real estate debt arena. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes. We are traded on the New York Stock Exchange, or NYSE, under the symbol “CT”, and are headquartered in New York City.

March 2011 Restructuring

On March 31, 2011, we restructured, amended, or extinguished all of our outstanding recourse debt obligations, which we refer to as our March 2011 restructuring. Our March 2011 restructuring involved: (i) the contribution of certain of our legacy assets to a newly formed subsidiary, CT Legacy REIT Mezz Borrower, Inc., or CT Legacy REIT, (ii) the assumption of our legacy repurchase obligations by CT Legacy REIT, and (iii) the extinguishment of the remainder of our recourse obligations, our senior credit facility and junior subordinated notes. The restructuring was financed with a new $83.0 million mezzanine loan obtained from an affiliate of Five Mile Capital Partners LLC, or Five Mile, by CT Legacy REIT, and the issuance of equity interests in CT Legacy REIT to our former junior subordinated noteholders and former lenders under our senior credit facility, as well as to an affiliate of Five Mile.

Capital Trust, Inc.

Following the completion of our March 2011 restructuring, we no longer have any recourse debt obligations, and retain unencumbered ownership of 100% of (i) our investment management platform, CT Investment Management Co., LLC, (ii) our co-investment in CT Opportunity Partners I, LP, (iii) our residual ownership interests in CT CDOs I, II, and IV, and (iv) our tax-basis net operating losses. Furthermore, we have a 52% equity interest in CT Legacy REIT. Our economic interest in CT Legacy REIT is, however, subject to (i) the secured notes, (ii) incentive awards that provide for the participation in our retained equity interests in CT Legacy REIT, and (iii) the subordinate class B common stock of CT Legacy REIT owned by our former junior subordinate noteholders. See below for further discussion of the secured notes, management incentive plan, and class B common stock.

In addition to our interest in the common stock of CT Legacy REIT, we also own 100% of its class A preferred stock. The class A preferred stock initially entitles us to cumulative preferred dividends of $7.5 million per annum, which dividends will be reduced in 2013 as the CT Legacy REIT portfolio assets repay or are sold.

CT Legacy REIT

In connection with the restructuring, we transferred substantially all of our directly held interest earning assets to CT Legacy REIT. The transferred assets included: (i) all of the loans and securities which serve as collateral for the legacy repurchase obligations, except for certain subordinate interests in CT CDOs I and II, (ii) our subordinate interests in CT CDO III, and (iii) 100% of our previously unencumbered loans and securities, which we collectively refer to as our Legacy Assets.

CT Legacy REIT, which will be taxed as a REIT commencing in 2011, is owned 52% by us, 24% by an affiliate of Five Mile, and 24% by the former lenders under our senior credit facility. In addition, the former holders of our junior subordinated notes received a subordinate class of common stock of CT Legacy REIT, which is described below. Capital Trust, Inc. will manage CT Legacy REIT and the Legacy Assets as a liquidating portfolio.

Mezzanine Loan

CT Legacy REIT entered into an $83.0 million mezzanine loan that carries a 15.0% per annum interest rate, of which 7.0% per annum may be deferred, and that matures on March 31, 2016. The mezzanine loan is not recourse to Capital Trust, Inc. except for certain limited non-recourse, “bad boy” carve outs. Proceeds from the mezzanine loan were used to (i) extinguish the senior credit facility, (ii) extinguish the junior subordinated notes, (iii) provide for cash paydowns of the repurchase obligations, (iv) pay transaction expenses, and (v) establish liquidity reserves at CT Legacy REIT.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

In addition, as discussed above, an affiliate of Five Mile acquired a 24% equity interest in the common stock of CT Legacy REIT in conjunction with the making of the mezzanine loan.

Repurchase Obligations

Our $339.6 million of legacy repurchase obligations with JP Morgan, Morgan Stanley and Citigroup were assumed by wholly-owned subsidiaries of CT Legacy REIT, and the recourse to Capital Trust, Inc. was eliminated. In addition, the facilities were amended with the following terms:

•	Each of the repurchase lenders received cash paydowns equal to 10% of their outstanding balances, in the aggregate $33.9 million.

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

•
Maturity dates were extended to December 15, 2014 in the case of JPMorgan, January 31, 2013 in the case of Morgan Stanley, and March 31, 2013 in the case of Citigroup, subject in all three cases to periodic required repayment thresholds.

•
Interest rates were increased to LIBOR + 2.50% per annum in the cases of JPMorgan and Morgan Stanley, and LIBOR + 1.50% per annum in the case of Citigroup, subject in all three cases to periodic rate increases over the term of each respective facility.

Senior Credit Facility

Our $98.1 million senior credit facility was fully satisfied and all collateral for the senior credit facility was released in exchange for (i) a cash payment of $22.9 million, (ii) a 24% equity interest in the common stock of CT Legacy REIT, and (iii) $2.8 million of secured notes, as further discussed below.

Junior Subordinated Notes

Our $143.8 million of junior subordinated notes were fully satisfied in exchange for (i) a cash payment of $4.6 million, (ii) 100% of the subordinate class B common stock of CT Legacy REIT, and (iii) $5.0 million of secured notes, as further discussed below. The subordinate class B common stock of CT Legacy REIT entitles its holders to receive approximately 25% of the dividends otherwise payable to us on our equity interest in the common stock of CT Legacy REIT, after aggregate cash distributions of $50.0 million have been paid to all other classes of common stock.

Secured Notes

In conjunction with the satisfaction of the senior credit facility and the junior subordinated notes, a wholly-owned subsidiary issued secured notes to our former creditors, which secured notes are not recourse to us. The secured notes have an aggregate initial face balance of $7.8 million and are secured by 93.5% of our equity interests in CT Legacy REIT, which represents 48.3% of the total common stock of CT Legacy REIT. The secured notes mature on March 31, 2016 and bear interest at a rate of 8.2% per annum, which interest may be deferred until maturity. All dividends we receive from our equity interests in the common stock of CT Legacy REIT which serve as collateral under the secured notes must be used to pay, or prepay, interest and principal due thereunder. Any prepayment, or partial prepayment, of the secured notes will incur a prepayment premium resulting in a total payment of principal and interest under the secured notes of $11.7 million.

Incentive Awards Plan

Upon completion of our March 2011 restructuring, we granted senior level employees incentive awards issued under our long term incentive plan that participate in our retained equity interest in CT Legacy REIT. The awards provide payments to certain senior level employees equal to 6.75% of the total recovery (subject to certain caps) of our legacy assets, net of CT Legacy REIT’s obligations.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related management’s discussion and analysis of financial condition and results of operations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. In our opinion, all material adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation, in accordance with GAAP, have been included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2011.

Principles of Consolidation
The accompanying financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, and variable interest entities, or VIEs, in which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary, and is generally the entity with (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.

Our consolidated VIEs include: (i) the CT Legacy REIT, and (ii) eleven securitization vehicles, including our four CT CDOs which were sponsored and issued by us, as well as seven other, similar, vehicles. See Note 10 and Note 11 for additional information on our investments in VIEs.

Balance Sheet Presentation
Our consolidated balance sheets separately present: (i) our direct assets and liabilities, (ii) the direct assets and liabilities of CT Legacy REIT, and (iii) the assets and liabilities of consolidated securitization vehicles, some of which are subsidiaries of CT Legacy REIT. Assets of all consolidated VIEs can generally only be used to satisfy the obligations of those VIEs, and the liabilities of consolidated VIEs are non-recourse to us.

We have aggregated all the assets and liabilities of the consolidated securitization vehicles due to our determination that these entities are substantively similar and therefore a further disaggregated presentation would not be more meaningful. Similarly, the notes to our consolidated financial statements separately describe (i) our direct assets and liabilities, (ii) the direct assets and liabilities of CT Legacy REIT, and (iii) the assets and liabilities of consolidated securitization vehicles, some of which are subsidiaries of CT Legacy REIT.

Equity Investments in Unconsolidated Subsidiaries
Our co-investment interests in the private equity funds we manage are accounted for using the equity method. These entities’ assets and liabilities are not consolidated into our financial statements due to our determination that (i) these entities are not VIEs, and (ii) the investors have sufficient rights to preclude consolidation by us. As such, we report our allocable percentage of the earnings or losses of these entities on a single line item in our consolidated statements of operations as income from equity investments.

One such fund, CT Opportunity Partners I, LP, or CTOPI, maintains its financial records at fair value in accordance with GAAP. We have applied such accounting relative to our investment in CTOPI, and include any adjustments to fair value recorded at the fund level in determining the income we record on our equity investment in CTOPI.

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

Interest income from our securities is recognized using a level yield with any purchase premium or discount accreted through income over the life of the security. This yield is calculated using cash flows expected to be collected which are based on a number of assumptions on the underlying loans. Examples include, among other things, the rate and timing of principal payments, including prepayments, repurchases, defaults and liquidations, the pass-through or coupon rate, and interest rates. Additional factors that may affect reported interest income on our securities include interest payment shortfalls due to delinquencies on the underlying mortgage loans and the timing and magnitude of expected credit losses on the mortgage loans underlying the securities. These are impacted by, among other things, the general condition of the real estate market, including competition for tenants and their related credit quality, and changes in market rental rates. These uncertainties and contingencies are difficult to predict and are subject to future events that may alter the assumptions.

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

Cash and Cash Equivalents
We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. We place our cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. As of, and for the periods ended, March 31, 2011 and December 31, 2010, we had bank balances in excess of federally insured amounts. We have not experienced any losses on our demand deposits, commercial paper or money market investments.

Restricted Cash
We classify the cash balances held by CT Legacy REIT as restricted because of limitations imposed on the payment of dividends by CT Legacy REIT to its common equity holders, including us. As further described in Notes 1 and 10, common dividends cannot be paid by CT Legacy REIT until the mezzanine loan and repurchase obligations have been extinguished. Accordingly, while these cash balances are available for use by CT Legacy REIT for operations, debt service, or other purposes, they are currently unavailable to us.

Securities
We classify our securities as held-to-maturity, available-for-sale, or trading on the date of acquisition of the investment. Held-to-maturity investments are stated at cost, adjusted for the amortization of any premiums or discounts, which are amortized through our consolidated statements of operations using the level yield method described above. Other than in the instance of an other-than-temporary impairment, as discussed below, these held-to-maturity investments are carried on our consolidated financial statements at their amortized cost basis.

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

Loans Receivable, Provision for Loan Losses, Loans Held-for-Sale and Related Allowance
We purchase and originate commercial real estate debt and related instruments, or Loans, generally to be held as long-term investments at amortized cost. Management is required to periodically evaluate each of these Loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the Loan. If a Loan is determined to be impaired, we write down the Loan through a charge to the provision for loan losses. Impairment on these loans is measured by comparing the estimated fair value of the underlying collateral to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. Actual losses, if any, could ultimately differ from these estimates.

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

4 -	Higher Risk: A loan that is expected to perform through maturity, but has exhibited a material deterioration in cash flow and/or other credit factors. If negative trends continue, default could occur.

5 -	Low Probability of Default/Loss: A loan with one or more identified weakness that we expect to have a 15% probability of default or principal loss.

6 -	Medium Probability of Default/Loss: A loan with one or more identified weakness that we expect to have a 33% probability of default or principal loss.

7 -	High Probability of Default/Loss: A loan with one or more identified weakness that we expect to have a 67% or higher probability of default or principal loss.

8 -	In Default: A loan which is in contractual default and/or which has a very high likelihood of principal loss.

In addition, for certain pools of smaller loans which have similar credit characteristics, primarily loans with an outstanding principal balance of $10.0 million or less in our consolidated securitization vehicles, we have recorded a general provision for loan losses in lieu of the asset-specific provisions we record on all other loans. This general provision is based on macroeconomic data with respect to historic loan losses, vintage, property type, and other factors deemed relevant for such loan pools. These loans do not undergo the same level of asset management as our larger, direct investments.

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

Comprehensive Income (Loss)
Total comprehensive income (loss) was $262.1 million and ($79.7) million for the three months ended March 31, 2011 and 2010. The primary components of comprehensive income (loss) other than net income (loss) are the unrealized gains and losses on derivative financial instruments and the component of other-than-temporary impairments of securities related to the Valuation Adjustment.

There was a one-time $3.8 million adjustment to accumulated other comprehensive loss upon our adoption of new accounting guidance effective January 1, 2010. See below discussion under “Recent Accounting Pronouncements” in this Note 2 for additional information. See Note 13 for additional discussion of accumulated other comprehensive loss.

Earnings per Share of Common Stock
Basic earnings per share, or EPS, is computed based on the net earnings allocable to common stock and stock units, divided by the weighted average number of shares of common stock and stock units outstanding during the period. Diluted EPS is based on the net earnings allocable to common stock and stock units, divided by the weighted average number of shares of common stock, stock units and potentially dilutive common stock options and warrants. See Note 13 for additional discussion of earnings per share.

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

Reclassifications
Certain reclassifications have been made in the presentation of the prior period consolidated financial statements to conform to the March 31, 2011 presentation.

Segment Reporting
We operate in two reportable segments. We have an internal information system that produces performance and asset data for the two segments along service lines.

The Balance Sheet Investment segment includes our consolidated portfolio of interest earning assets and the financing thereof.

The Investment Management segment includes the investment management activities of our wholly-owned investment management subsidiary, CT Investment Management Co., LLC, or CTIMCO, and its subsidiaries, as well as our co-investments in investment management vehicles. CTIMCO is a taxable REIT subsidiary and serves as the investment manager of Capital Trust, Inc., all of our investment management vehicles and CT CDOs, and serves as senior servicer and special servicer for certain of our investments and for third parties.

Fair Value of Financial Instruments
The “Fair Value Measurements and Disclosures” Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under GAAP. Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date. Our assets and liabilities which are measured at fair value are discussed in Note 18.

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

As a result of the amended guidance, we have consolidated an additional seven VIEs beginning January 1, 2010, all of which are securitization vehicles not sponsored by us. We have consolidated these entities generally due to our ownership interests in subordinate classes of securities issued by the VIEs, which investments carry certain control provisions. Although our investments are generally passive in nature, by owning more than 50% of the controlling class of each vehicle we do control special servicer naming rights, which we believe gives us the power to direct the most significant economic activities of these entities.

Upon consolidation of these seven securitization vehicles, we recorded a one-time adjustment to shareholders’ equity of ($41.8) million on January 1, 2010. This reduction in equity is due to the difference between the aggregate pre-consolidation book value of our investment in these vehicles (which were accounted for as securities) and the aggregate net assets, or equity, of those vehicles upon consolidation. This difference was primarily caused by asset impairments recorded at the entity-level which are in excess of our investment amount. Due to the fact that the liabilities of these vehicles are entirely non-recourse to us, this excess charge to equity, as well as similar charges on securitization vehicles previously consolidated, will eventually be reversed when our interests in the entities are repaid or sold, or the entities are otherwise deconsolidated in the future.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” or ASU 2010-06. ASU 2010-06 amends existing disclosure guidance related to fair value measurements. Specifically, ASU 2010-06 requires (i) details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy, and (ii) inclusion of gross purchases, sales, issuances, and settlements within the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. In addition, ASU 2010-06 clarifies and increases existing disclosure requirements related to (i) the disaggregation of fair value disclosures, and (ii) the inputs used in arriving at fair values for assets and liabilities valued using Level 2 and Level 3 inputs within the fair value hierarchy. ASU 2010-06 is effective for the first interim or annual period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010 and for interim periods within those years. The adoption of ASU 2010-06 did not have a material impact on our consolidated financial statements. Additional disclosures, as applicable, are included in Note 18.

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

In April 2011, the FASB issued Accounting Standards Update 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” or ASU 2011-02. ASU 2011-02 primarily clarifies when creditors should classify loan modifications as troubled debt restructurings and provides examples and factors to be considered. Loan modifications which are considered troubled debt restructurings could result in additional disclosure requirements and could impact the related provision for loan losses. ASU 2011-02 is effective for the first interim or annual period beginning after June 15, 2011, with retrospective application to the beginning of the year. The adoption of ASU 2011-02 will impact how we account for loan modifications, and may result in an increase in the loan modifications we classify as troubled debt restructurings, and therefore our provision for loan losses.

Note 3. Securities Held-to-Maturity

As described in Note 1, in conjunction with our March 2011 restructuring of our recourse debt obligations, a significant portion of our assets, including all of our securities, were transferred to a majority-owned subsidiary, CT Legacy REIT. In addition, as described in Note 2, our consolidated balance sheets separately state our direct assets and liabilities and certain assets and liabilities of consolidated VIEs. See Note 10 for disclosures regarding securities that have been transferred to CT Legacy REIT, and see Note 11 for comparable disclosures regarding securities that are held in consolidated securitization vehicles, as separately stated on our consolidated balance sheets.

Prior to their transfer to CT Legacy REIT, our securities portfolio consisted of commercial mortgage-backed securities, or CMBS, collateralized debt obligations, or CDOs, and other securities. Activity relating to our securities portfolio for the three months ended March 31, 2011 was as follows (in thousands):

	CMBS	CDOs & Other	Total Book Value (1)

December 31, 2010	$2,246	$1,209	$3,455

Principal paydowns	(45)	—	(45)
Discount/premium amortization & other (2)	168	12	180
Other-than-temporary impairments:
Recognized in earnings	(1,653)	—	(1,653)
Recognized in accumulated other comprehensive income	1,640	—	1,640
Transfer to CT Legacy REIT	(2,356)	(1,221)	(3,577)

March 31, 2011	$—	$—	$—

(1)	Includes securities with a total face value of $36.0 million as of December 31, 2010. All securities have been transferred to CT Legacy REIT on March 31, 2011, as discussed in Note 1.
(2)	Includes mark-to-market adjustments on securities previously classified as available-for-sale, amortization of other-than-temporary impairments, and losses, if any.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details overall statistics for our securities portfolio as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Number of securities	─	7
Number of issues	─	5
Rating (1) (2)	n/a	CCC
Fixed / Floating (in millions) (3)	$─ / $─	$2 / $1
Coupon (1) (4)	n/a	7.44%
Yield (1) (4)	n/a	10.54%
Life (years) (1) (5)	n/a	1.9

(1)	Represents a weighted average as of December 31, 2010.
(2)
Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security and exclude unrated equity investments in CDOs with a net book value of $1.2 million as of December 31, 2010.

(3)	Represents the aggregate net book value of our portfolio allocated between fixed rate and floating rate securities.
(4)
Coupon is based on the securities’ contractual interest rates, while yield is based on expected cash flows for each security, and considers discounts/premiums and asset non-performance. Calculations for floating rate securities are based on LIBOR of 0.26% as of December 31, 2010.

(5)	Weighted average life is based on the timing and amount of future expected principal payments through the expected repayment date of each respective investment.

The table below details the ratings and vintage distribution of our securities as of March 31, 2011 and December 31, 2010 (in thousands):

	Rating as of March 31, 2011			Rating as of December 31, 2010
Vintage	B	CCC and Below	Total	B	CCC and Below	Total
2003	$—	$—	$—	$—	$1,210	$1,210
2002	—	—	—	—	—	—
2000	—	—	—	—	955	955
1997	—	—	—	218	—	218
1996	—	—	—	—	1,072	1,072
Total	$—	$—	$—	$218	$3,237	$3,455

Other-than-temporary impairments

Quarterly, we reevaluate our securities portfolio to determine if there has been an other-than-temporary impairment based upon expected future cash flows from each securities investment. As a result of this evaluation, under the accounting guidance discussed in Note 2, during the three months ended March 31, 2011, we recorded a gross other-than-temporary impairment of $13,000. In addition, we determined that $1.6 million of impairments previously recorded in other comprehensive income should be recognized as credit losses due to a decrease in cash flow expectations for two of our securities.

To determine the component of the gross other-than-temporary impairment related to expected credit losses, we compare the amortized cost basis of each other-than-temporarily impaired security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. Significant judgment of management is required in this analysis that includes, but is not limited to, (i) assumptions regarding the collectability of principal and interest on the underlying loans, net of related expenses, and (ii) current subordination levels at both the individual loans which serve as collateral under our securities and at the securities themselves.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes activity related to the other-than-temporary impairments of our securities during the three months ended March 31, 2011 (in thousands):

	Gross Other-Than- Temporary Impairments	Credit Related Other-Than-Temporary Impairments	Non-Credit Related Other-Than-Temporary Impairments

December 31, 2010	$30,567	$27,776	$2,791

Additions due to change in expected cash flows	13	1,653	(1,640)
Amortization of other-than-temporary impairments	(110)	(67)	(43)
Transfer to CT Legacy REIT (1)	(30,470)	(29,362)	(1,108)

March 31, 2011	$—	$—	$—

(1)	All securities have been transferred to CT Legacy REIT on March 31, 2011, as discussed in Note 1.

Unrealized losses and fair value of securities

As discussed above, we do not directly own any securities as of March 31, 2011. Historically, certain of our securities have been carried at values in excess of their fair values. This difference can be caused by, among other things, changes in credit spreads and interest rates. The following table shows the gross unrealized losses and fair value of our securities for which the fair value is lower than our book value as of December 31, 2010 and that are not deemed to be other-than-temporarily impaired (in millions):

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

As of December 31, 2010, one of our securities with a book value of $1.3 million was carried at a balance in excess of its fair value. Fair value for this security was $158,000 as of December 31, 2010. In total, as of December 31, 2010, we had seven investments in securities with an aggregate book value of $3.5 million that have an estimated fair value of $5.5 million, including three investments in CMBS with an estimated fair value of $5.3 million and four investments in CDOs and other securities with an estimated fair value of $158,000. These valuations do not include the value of interest rate swaps entered into in conjunction with the purchase/financing of these investments, if any.

We determine fair values using third party dealer assessments of value, and our own internal financial model-based estimations of fair value. See Note 18 for further discussion of fair value.

Note 4. Loans Receivable, Net

As described in Note 1, in conjunction with our March 2011 restructuring of our recourse debt obligations, a significant portion of our assets, including all of our loans, were transferred to a majority-owned subsidiary, CT Legacy REIT. Our only remaining loans have been sold to third-parties and recorded as participations sold assets and liabilities, as further described in Note 8. In addition, as described in Note 2, our consolidated balance sheets separately state our direct assets and liabilities and certain assets and liabilities of consolidated VIEs. See Note 10 for disclosures regarding loans receivable that have been transferred to CT Legacy REIT, and see Note 11 for comparable disclosures regarding loans receivable that are held in consolidated securitization vehicles, as separately stated on our consolidated balance sheets.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Activity relating to our loans receivable for the three months ended March 31, 2011 was as follows (in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value (1)

December 31, 2010	$978,098	($371,780)	$606,318

Satisfactions (2)	(19,500)	—	(19,500)
Principal paydowns	(5,097)	—	(5,097)
Discount/premium amortization & other	(7,653)	—	(7,653)
Recovery of provision for loan losses	—	7,914	7,914
Realized loan losses	(119,584)	119,584	—
Transfer to CT Legacy REIT	(739,694)	244,282	(495,412)

March 31, 2011	$86,570	$—	$86,570

(1)	Includes loans with a total principal balance of $86.6 million and $979.1 million as of March 31, 2011 and December 31, 2010, respectively.
(2)	Includes final maturities, full repayments, and sales.

The following table details overall statistics for our loans receivable portfolio as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Number of investments	2	29
Fixed / Floating (in millions) (1)	$─ / $87	$55 / $551
Coupon (2) (3)	4.21%	4.02%
Yield (2) (3)	4.21%	3.81%
Maturity (years) (2) (4)	0.9	1.7

(1)	Represents the aggregate net book value of our portfolio allocated between fixed rate and floating rate loans.
(2)	Represents a weighted average as of March 31, 2011 and December 31, 2010, respectively.
(3)	Calculations for floating rate loans are based on LIBOR of 0.24% and 0.26% as of March 31, 2011 and December 31, 2010, respectively.
(4)	Represents the final maturity of each investment assuming all extension options are executed.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The tables below detail the types of loans in our portfolio, as well as the property type and geographic distribution of the properties securing our loans as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011		December 31, 2010
Asset Type	Book Value	Percentage	Book Value	Percentage
Mezzanine loans	$51,570	60%	$229,346	38%
Subordinate interests in mortgages	35,000	40	113,591	18
Senior mortgages	—	―	240,150	39
Other	—	―	23,231	5
Total	$86,570	100%	$606,318	100%

Property Type	Book Value	Percentage	Book Value	Percentage
Healthcare	$51,570	60%	$53,705	9%
Hotel	35,000	40	147,014	24
Office	—	―	307,390	51
Multifamily	—	―	18,093	3
Retail	—	―	11,460	2
Other	—	―	68,656	11
Total	$86,570	100%	$606,318	100%

Geographic Location	Book Value	Percentage	Book Value	Percentage
Southeast	$16,806	19%	$170,400	28%
Southwest	15,129	18	94,491	15
Northeast	13,161	15	175,297	29
Midwest	6,577	8	6,967	1
West	—	―	54,688	9
Northwest	—	―	29,926	5
International	—	―	39,470	7
Diversified	34,897	40	35,079	6
Total	$86,570	100%	$606,318	100%

Loan risk ratings

Quarterly, management evaluates our loan portfolio for impairment as described in Note 2. In conjunction with our quarterly loan portfolio review, management assesses the performance of each loan, and assigns a risk rating based on several factors including risk of loss, LTV, collateral performance, structure, exit plan, and sponsorship. Loans are rated one (less risk) through eight (greater risk), which ratings are defined in Note 2.

The following table allocates the net book value and principal balance of our loans receivable based on our internal risk ratings as of March 31, 2011 and December 31, 2010 (in thousands):

	Loans Receivable as of March 31, 2011			Loans Receivable as of December 31, 2010
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	2	$86,570	$86,570	10	$375,169	$374,885
4 - 5	—	—	—	8	141,667	126,540
6 - 8	—	—	—	11	462,221	104,893
Total	2	$86,570	$86,570	29	$979,057	$606,318

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

In making this risk assessment, one of the primary factors we consider is how senior or junior each loan is relative to other debt obligations of the borrower. The following tables further allocate our loans receivable by both loan type and our internal risk ratings as of March 31, 2011 and December 31, 2010 (in thousands):

	Senior Mortgage Loans
	as of March 31, 2011			as of December 31, 2010
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	—	$—	$—	2	$129,200	$128,852
4 - 5	—	—	—	4	57,554	57,513
6 - 8	—	—	—	3	66,347	53,785
Total	—	$—	$—	9	$253,101	$240,150

	Subordinate Interests in Mortgages
	as of March 31, 2011			as of December 31, 2010
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	1	$35,000	$35,000	1	$48,000	$48,000
4 - 5	—	—	—	1	28,965	14,483
6 - 8	—	—	—	5	110,585	51,108
Total	1	$35,000	$35,000	7	$187,550	$113,591

	Mezzanine & Other Loans
	as of March 31, 2011			as of December 31, 2010
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	1	$51,570	$51,570	7	$197,969	$198,033
4 - 5	—	—	—	3	55,148	54,544
6 - 8	—	—	—	3	285,289	—
Total	1	$51,570	$51,570	13	$538,406	$252,577

Loan impairments

We have no impaired loans as of March 31, 2011. However, certain of our loans receivable which were transferred to CT Legacy REIT had previously been impaired, and are discussed in Note 10. The following table details our average balance of impaired loans by loan type, and the income recorded on such loans subsequent to their impairment during the three months ended March 31, 2011 (in thousands):

Income on Impaired Loans for the Three Months Ended March 31, 2011
Asset Type	Average Net Book Value	Income Recorded (1)
Senior Mortgage Loans	$17,269	$255
Subordinate Interests in Mortgages	19,940	225
Mezzanine & Other Loans	—	1,915
Total	$37,209	$2,395

(1)	Substantially all of the income recorded on impaired loans during the period was received in cash.

Nonaccrual loans

In accordance with our revenue recognition policies discussed in Note 2, we do not accrue interest on loans which are 90 days past due or, in the opinion of management, are otherwise uncollectable. Accordingly, we do not have any material interest receivable accrued on nonperforming loans as of March 31, 2011.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 5. Loans Held-for-Sale, Net

Activity relating to our loans held-for-sale for the three months ended March 31, 2011 was as follows (in thousands):

	Gross Book Value	Valuation Allowance	Net Book Value

December 31, 2010	$16,130	($10,380)	$5,750

Satisfactions	(16,130)	10,380	(5,750)

March 31, 2011	$—	$—	$—

During the second quarter of 2010, we reclassified a $16.1 million mezzanine loan to loans held-for-sale, against which we have previously recorded a provision for loan losses of $10.6 million. During 2010, we increased the book value of this loan by $263,000 resulting in a net book value of $5.8 million as of December 31, 2010. The loan was subsequently sold on January 25, 2011 for its net book value of $5.8 million.

Note 6. Equity Investments in Unconsolidated Subsidiaries

Our equity investments in unconsolidated subsidiaries consist of our co-investments in investment management vehicles that we sponsor and manage. As of March 31, 2011, we had a co-investment in one such vehicle, CT Opportunity Partners I, LP, or CTOPI, in which we have a commitment to invest up to $25.0 million, or 4.6% of CTOPI’s total capital commitments. We have funded $12.6 million of our commitment as of March 31, 2011 and received $2.5 million as a return of capital, resulting in a $14.9 million unfunded commitment balance. In addition to our co-investments, we record capitalized costs associated with these vehicles in equity investments in unconsolidated subsidiaries.

Activity relating to our equity investments in unconsolidated subsidiaries for the three months ended March 31, 2011 was as follows (in thousands):

	CTOPI	Other	Total

December 31, 2010	$8,931	$1	$8,932

Contributions	231	—	231
Income from equity investments	955	—	955
Distributions	(599)	—	(599)

March 31, 2011	$9,518	$1	$9,519

In accordance with the CTOPI management agreement, CTIMCO may earn incentive compensation when certain returns are achieved for the partners of CTOPI, which will be accrued if and when earned, and when appropriate contingencies have been eliminated. As of March 31, 2011, our maximum exposure to loss from CTOPI was $9.9 million.

Note 7. Debt Obligations

As described in Note 1, on March 31, 2011, we restructured, amended, or extinguished all of our outstanding recourse debt obligations, which restructuring included the assumption of certain debt obligations by a subsidiary, CT Legacy REIT. In addition, as described in Note 2, our consolidated balance sheets separately state our direct assets and liabilities and certain assets and liabilities of consolidated VIEs. See Note 10 for disclosures regarding debt obligations of CT Legacy REIT, and see Note 11 for comparable disclosures regarding debt obligations of consolidated securitization vehicles, all of which are non-recourse to us, as separately stated on our consolidated balance sheets.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

As of March 31, 2011 and December 31, 2010, we had $7.8 million and $602.3 million of total debt obligations outstanding, respectively. The balances of each category of debt, their respective coupons and all-in effective costs, including the amortization of fees and expenses, were as follows (in thousands):

	March 31, 2011		December 31, 2010	March 31, 2011
Debt Obligations	Principal Balance	Book Value	Book Value	Coupon	All-In Cost	Maturity Date

Secured notes	$7,778	$7,778	$—	8.19%	8.19%	March 31, 2016

Repurchase obligations
JPMorgan	—	—	224,915	N/A	N/A	N/A
Morgan Stanley	—	—	105,044	N/A	N/A	N/A
Citigroup	—	—	42,623	N/A	N/A	N/A
Total repurchase obligations	—	—	372,582	N/A	N/A	N/A

Senior credit facility	—	—	98,124	N/A	N/A	N/A

Junior subordinated notes	—	—	132,190	N/A	N/A	N/A

Total/Weighted Average	$7,778	$7,778	$602,896	8.19%	8.19%	March 31, 2016

Secured Notes

In conjunction with our March 2011 restructuring and the corresponding satisfaction of our senior credit facility and junior subordinated notes, a wholly-owned subsidiary issued secured notes to our former creditors, which secured notes are not recourse to us. The secured notes have an aggregate initial face balance of $7.8 million and are secured by 93.5% of our equity interests in CT Legacy REIT, which represents 48.3% of the total common stock of CT Legacy REIT. The secured notes mature on March 31, 2016 and bear interest at a rate of 8.2% per annum, which interest may be deferred until maturity. All dividends we receive from our equity interests in the common stock of CT Legacy REIT which serve as collateral under the secured notes must be used to pay, or prepay, interest and principal due thereunder. Any prepayment, or partial prepayment, of the secured notes will incur a prepayment premium resulting in a total payment of principal and interest under the secured notes of $11.7 million.

Repurchase Obligations

On March 31, 2011, our legacy repurchase obligations with JP Morgan, Morgan Stanley and Citigroup were assumed by wholly-owned subsidiaries of CT Legacy REIT, and the recourse to Capital Trust, Inc. was eliminated. See Note 10 for further discussion of these amended facilities at CT Legacy REIT.

Senior Credit Facility

On March 31, 2011, our senior credit facility was fully satisfied and all collateral for the senior credit facility was released in exchange for (i) a cash payment of $22.9 million, (ii) a 24% equity interest in the common stock of CT Legacy REIT, and (iii) $2.8 million of secured notes, as discussed above.

Junior Subordinated Notes

On March 31, 2011, our junior subordinated notes were fully satisfied in exchange for (i) a cash payment of $4.6 million, (ii) 100% of the subordinate common stock of CT Legacy REIT, and (iii) $5.0 million of secured notes, as discussed above.

Note 8. Participations Sold

Participations sold represent interests in certain loans that we originated and subsequently sold to one of our investment management vehicles or to third-parties. We present these participations sold as both assets and non-recourse liabilities because these arrangements do not qualify as sales under GAAP. We have no economic exposure to these liabilities in excess of the value of the assets sold. As of March 31, 2011, we had two such participations sold with a total gross book value of $86.6 million.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The income earned on these loans is recorded as interest income and an identical amount is recorded as interest expense on our consolidated statements of operations. Generally, participations sold are recorded as assets and liabilities in equal amounts on our consolidated balance sheets. We have previously recorded a $75.0 million provision for loan losses against one of our participations sold assets, however the associated liability had not historically been adjusted because we were prohibited by GAAP from reducing its book value until the loan asset was contractually extinguished. In January 2011, this loan was restructured resulting in a termination of the participation agreement, and recognition of a $75.0 million gain on extinguishment of the participation sold debt.

In addition, in connection with our March 2011 restructuring, one of our $97.5 million loan participations, which was similarly impaired, was transferred to CT Legacy REIT. See Note 10 for further discussion.

The following table describes our participations sold assets and liabilities as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
Participations sold assets
Gross carrying value	$86,570	$259,304
Less: Provision for loan losses	—	(172,465)
Net book value of assets	86,570	86,839

Participations sold liabilities
Net book value of liabilities	86,570	259,304
Net impact to shareholders' equity	$—	($172,465)

Note 9. Derivative Financial Instruments

As described in Note 1, in conjunction with our March 2011 restructuring of our recourse debt obligations a significant portion of our assets were transferred to a majority-owned subsidiary, CT Legacy REIT. This transfer included all of our interest rate hedging instruments. In addition, as described in Note 2, our consolidated balance sheets separately state our direct assets and liabilities and certain assets and liabilities of consolidated VIEs. See Note 10 for disclosures regarding interest rate hedging instruments of CT Legacy REIT, and see Note 11 for comparable disclosures regarding interest rate hedging instruments of consolidated securitization vehicles, all of which are non-recourse to us, as separately stated on our consolidated balance sheets.

The following table summarizes the notional amounts and fair values of our interest rate swaps as of March 31, 2011 and December 31, 2010 (in thousands).

Counterparty	March 31, 2011 Notional Amount	Interest Rate	Maturity	March 31, 2011 Fair Value	December 31, 2010 Fair Value
JPMorgan Chase	$—	N/A	N/A	$—	($2,172)
JPMorgan Chase	—	N/A	N/A	—	(1,969)
JPMorgan Chase	—	N/A	N/A	—	(2,773)
JPMorgan Chase	—	N/A	N/A	—	(1,015)
JPMorgan Chase	—	N/A	N/A	—	(490)
JPMorgan Chase	—	N/A	N/A	—	(32)
Total/Weighted Average	$—	N/A	N/A	$—	($8,451)

As of December 31, 2010, all of our derivative financial instruments were designated as cash flow hedges and recorded at fair value as interest rate hedge liabilities on our consolidated balance sheet. During the three months ended March 31, 2011, we did not enter into any new derivative financial instrument contracts.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The table below shows amounts recorded to other comprehensive income and amounts recorded to interest expense from other comprehensive income for the three months ended March 31, 2011 and 2010 (in thousands). For the period in 2011, these amounts represent the gains and losses recognized by us prior to our March 2011 restructuring.

	Amount of gain recognized		Amount of loss reclassified from OCI
	in OCI for the three months ended		to income for the three months ended (1)
Hedge	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Interest rate swaps	$933	$54	($729)	($745)

(1)	Represents net amounts paid to swap counterparties during the period, which are included in interest expense, offset by an immaterial amount of non-cash swap amortization.

Note 10. CT Legacy REIT, Excluding Securitization Vehicles

As described in Note 1, on March 31, 2011, we restructured, amended, or extinguished all of our outstanding recourse debt obligations, and contributed certain of our legacy assets and debt obligations to a newly formed subsidiary, CT Legacy REIT Mezz Borrower, Inc., or CT Legacy REIT.

CT Legacy REIT is a consolidated VIE that is owned 52% by us, 24% by an affiliate of Five Mile, and 24% by the former lenders under our senior credit facility. In addition, the former holders of our junior subordinated notes received a subordinate class of common stock of CT Legacy REIT, which entitles its holders to receive approximately 25% of the dividends otherwise payable to us on our equity interest in the common stock of CT Legacy REIT, after aggregate cash distributions of $50.0 million have been paid to all other classes of common stock.

As of March 31, 2011, our consolidated balance sheet includes an aggregate $513.4 million of assets and $477.0 million of liabilities related to CT Legacy REIT. In addition, CT Legacy REIT consolidates four securitization trusts which are presented on our consolidated balance sheets with other securitization trusts owned by us directly, which are discussed in Note 11.

The liabilities of CT Legacy REIT are all non-recourse to us, and we are not obligated to provide, nor have we provided, any financial support to CT Legacy REIT. Accordingly, other than in the event of a breach of certain limited non-recourse, “bad boy” carve outs, our maximum exposure to loss as a result of our investment in CT Legacy REIT is limited to $174.1 million, the face amount of our equity interest in CT Legacy REIT’s net assets. After giving effect to provisions for loan losses and other-than-temporary impairments recorded as of March 31, 2011, our remaining net exposure to loss from these entities is $70.7 million.

As described in Note 2, our consolidated balance sheets separately present: (i) our direct assets and liabilities, (ii) the direct assets and liabilities of CT Legacy REIT, and (iii) the assets and liabilities of consolidated securitization vehicles, some of which are subsidiaries of CT Legacy REIT. The following disclosures relate specifically to the direct assets and liabilities of CT Legacy REIT, as separately stated on our consolidated balance sheets.

A. Securities Held-to-Maturity – CT Legacy REIT

CT Legacy REIT’s securities portfolio consists of CMBS, CDOs, and other securities. Activity relating to these securities for the three months ended March 31, 2011 was as follows (in thousands):

	CMBS	CDOs & Other	Total Book Value (1)

December 31, 2010	$—	$—	$—

Transfer from Capital Trust, Inc.	2,356	1,221	3,577

March 31, 2011	$2,356	$1,221	$3,577

(1)	Includes securities with a total face value of $35.8 million as of March 31, 2011.

As of March 31, 2011, all of CT Legacy REIT’s securities were classified as held-to-maturity.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table allocates the book value of CT Legacy REIT’s securities as of March 31, 2011 between their amortized cost basis, amounts related to mark-to-market adjustments on securities previously classified as available-for-sale, and the portion of other-than-temporary impairments not related to expected credit losses (in thousands):

	CMBS	CDOs & Other	Total Securities
Amortized cost basis	$3,999	$1,221	$5,220
Mark-to-market adjustments on securities previously classified as available-for-sale	(535)	—	(535)
Other-than-temporary impairments recognized in accumulated other comprehensive income	(1,108)	—	(1,108)

Total book value as of March 31, 2011	$2,356	$1,221	$3,577

The following table details overall statistics for CT Legacy REIT’s securities portfolio as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Number of securities	7	─
Number of issues	5	─
Rating (1) (2)	CCC	n/a
Fixed / Floating (in millions) (3)	$2 / $1	$─ / $─
Coupon (1) (4)	8.23%	n/a
Yield (1) (4)	9.96%	n/a
Life (years) (1) (5)	6.6	n/a

(1)	Represents a weighted average as of March 31, 2011.
(2)	Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security.
(3)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate securities.
(4)
Coupon is based on the securities’ contractual interest rates, while yield is based on expected cash flows for each security, and considers discounts/premiums and asset non-performance. Calculations for floating rate securities are based on LIBOR of 0.24% as of March 31, 2011.

(5)	Weighted average life is based on the timing and amount of future expected principal payments through the expected repayment date of each respective investment.

The table below details the ratings and vintage distribution of CT Legacy REIT’s securities as of March 31, 2011 (in thousands):

	Rating as of March 31, 2011
Vintage	B	CCC and Below	Total
2003	$—	$1,221	$1,221
2000	—	1,047	1,047
1997	211	—	211
1996	—	1,098	1,098
Total	$211	$3,366	$3,577

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Other-than-temporary impairments

Certain of the securities which were transferred to CT Legacy REIT have previously been other-than-temporarily impaired both during the three months ended March 31, 2011, and in prior periods. The following table summarizes the other-than-temporary impairments of these securities as of March 31, 2011 (in thousands):

	Gross Other-Than- Temporary Impairments	Credit Related Other-Than-Temporary Impairments	Non-Credit Related Other-Than-Temporary Impairments

December 31, 2010	$—	$—	$—

Transfer from Capital Trust, Inc.	30,470	29,362	1,108

March 31, 2011	$30,470	$29,362	$1,108

Unrealized losses and fair value of securities

Certain of CT Legacy REIT’s securities are carried at values in excess of their fair values. This difference can be caused by, among other things, changes in credit spreads and interest rates. The following table shows the gross unrealized losses and fair value of securities for which the fair value is lower than their book value as of March 31, 2011, and that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		Greater Than 12 Months		Total

	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Book Value (1)

Floating Rate	$—	$—	$0.2	($1.1)	$0.2	($1.1)	$1.3

Fixed Rate	—	—	—	—	—	—	—

Total	$—	$—	$0.2	($1.1)	$0.2	($1.1)	$1.3

(1)
Excludes, as of March 31, 2011, $2.3 million of securities which were carried at or below fair value and securities against which an other-than-temporary impairment equal to the entire book value was recognized in earnings.

As of March 31, 2011, one of CT Legacy REIT’s securities with a book value of $1.3 million was carried at a value in excess of its fair value. Fair value for this security was $0.2 million as of March 31, 2011. In total, as of March 31, 2011, CT Legacy REIT had 7 investments in securities with an aggregate book value of $3.6 million that have an estimated fair value of $3.7 million, including 3 investments in CMBS with an estimated fair value of $3.5 million and 4 investments in CDOs and other securities with an estimated fair value of $0.2 million.

We determine fair values using third party dealer assessments of value, and our own internal financial model-based estimations of fair value. See Note 18 for further discussion of fair value. We regularly examine our securities portfolio and have determined that, despite the differences between book value and fair value discussed above, our expectations of future cash flows have only changed adversely for six of our securities, against which we have recognized other-than-temporary-impairments.

Our estimation of cash flows expected to be generated by our securities portfolio is based upon an internal review of the underlying loans securing our investments both on an absolute basis and compared to our initial underwriting for each investment. Our efforts are supplemented by third-party research reports, third-party market assessments and our dialogue with market participants.

Investments in variable interest entities

CT Legacy REIT’s securities portfolio includes investments in both CMBS and CDOs, which securitization structures are generally considered VIEs. We have not consolidated these VIEs due to our determination that, based on the structural provisions of each entity and the nature of our investments, we do not have the power to direct the activities that most significantly impact these entities' economic performance.

These securities were acquired through investment, and do not represent a securitization or other transfer of our assets. We are not named as special servicer on these investments, nor do we have the right to name special servicer.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

CT Legacy REIT is not obligated to provide, nor has it provided, any financial support to these entities. As of March 31, 2011, CT Legacy REIT’s maximum exposure to loss as a result of its investment in these entities is $35.8 million, the principal amount of its securities portfolio. We have recorded other-than-temporary impairments of $30.5 million against this portfolio, resulting in a net exposure to loss of $5.3 million as of March 31, 2011.

B. Loans Receivable, Net – CT Legacy REIT

Activity relating to CT Legacy REIT’s loans receivable for the three months ended March 31, 2011 was as follows (in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value (1)

December 31, 2010	$—	$—	$—

Transfer from Capital Trust, Inc.	739,694	(244,282)	495,412

March 31, 2011	$739,694	($244,282)	$495,412

(1)	Includes loans with a total principal balance of $740.4 million as of March 31, 2011.

The following table details overall statistics for CT Legacy REIT’s loans receivable portfolio as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Number of investments	27	─
Fixed / Floating (in millions) (1)	$54 / $441	$─ / $─
Coupon (2) (3)	3.93%	n/a
Yield (2) (3)	4.22%	n/a
Maturity (years) (2) (4)	1.6	n/a

(1)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate loans.
(2)	Represents a weighted average as of March 31, 2011.
(3)	Calculations for floating rate loans are based on LIBOR of 0.24% as of March 31, 2011.
(4)	Represents the final maturity of each investment assuming all extension options are executed.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The tables below detail the types of loans in CT Legacy REIT’s portfolio, as well as the property type and geographic distribution of the properties securing these loans, as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011		December 31, 2010
Asset Type	Book Value	Percentage	Book Value	Percentage
Senior mortgages	$220,458	43%	$—	―	%
Mezzanine loans	173,266	35	—	―
Subordinate interests in mortgages	78,501	16	—	―
Other	23,187	6	—	―
Total	$495,412	100%	$—	―	%

Property Type	Book Value	Percentage	Book Value	Percentage
Office	$283,240	57%	$—	―	%
Hotel	147,140	30	—	―
Multifamily	18,083	4	—	―
Retail	11,470	2	—	―
Other	35,479	7	—	―
Total	$495,412	100%	$—	―	%

Geographic Location	Book Value	Percentage	Book Value	Percentage
Northeast	$160,830	32%	$—	―	%
Southeast	152,742	31	—	―
Southwest	77,196	16	—	―
West	54,837	11	—	―
Northwest	10,426	2	—	―
International	39,381	8	—	―
Total	$495,412	100%	$—	―	%

Loan risk ratings

Quarterly, management evaluates CT Legacy REIT’s loan portfolio for impairment as described in Note 2. In conjunction with our quarterly loan portfolio review, management assesses the performance of each loan, and assigns a risk rating based on several factors including risk of loss, LTV, collateral performance, structure, exit plan, and sponsorship. Loans are rated one (less risk) through eight (greater risk), which ratings are defined in Note 2.

The following table allocates the net book value and principal balance of CT Legacy REIT’s loans receivable based on our internal risk ratings as of March 31, 2011 and December 31, 2010 (in thousands):

	Loans Receivable as of March 31, 2011			Loans Receivable as of December 31, 2010
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	9	$279,231	$279,032	—	$—	$—
4 - 5	9	146,094	131,172	—	—	—
6 - 8	9	315,036	85,208	—	—	—
Total	27	$740,361	$495,412	—	$—	$—

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

In making this risk assessment, one of the primary factors we consider is how senior or junior each loan is relative to other debt obligations of the borrower. The following tables further allocate CT Legacy REIT’s loans receivable by both loan type and our internal risk ratings as of March 31, 2011 and December 31, 2010 (in thousands):

	Senior Mortgage Loans
	as of March 31, 2011			as of December 31, 2010
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	2	$129,200	$128,886	—	$—	$—
4 - 5	4	57,413	57,383	—	—	—
6 - 8	2	44,251	34,189	—	—	—
Total	8	$230,864	$220,458	—	$—	$—

	Subordinate Interests in Mortgages
	as of March 31, 2011			as of December 31, 2010
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	1	$13,000	$13,000	—	$—	$—
4 - 5	1	28,965	14,483	—	—	—
6 - 8	5	110,496	51,019	—	—	—
Total	7	$152,461	$78,502	—	$—	$—

	Mezzanine & Other Loans
	as of March 31, 2011			as of December 31, 2010
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	6	$137,031	$137,146	—	$—	$—
4 - 5	4	59,716	59,306	—	—	—
6 - 8	2	160,289	—	—	—	—
Total	12	$357,036	$196,452	—	$—	$—

Loan impairments

The following table describes CT Legacy REIT’s impaired loans as of March 31, 2011, including impaired loans that are current in their interest payments and those that are delinquent on contractual payments (in thousands):

Impaired Loans	No. of Loans	Gross Book Value	Provision for Loan Loss	Net Book Value
Performing loans	5	$255,780	($215,834)	$39,946
Non-performing loans	2	43,420	(28,448)	14,972

Total impaired loans	7	$299,200	($244,282)	$54,918

The following table details the allocation of CT Legacy REIT’s provision for loan losses as of March 31, 2011 (in thousands):

	March 31, 2011
Impaired Loans	Principal Balance	Provision for Loan Loss	Loss Severity
Mezzanine & other loans	$357,036	$160,289	45%
Subordinate interests in mortgages	152,461	73,931	48
Senior mortgages	230,864	10,062	4
Total/Weighted Average	$740,361	$244,282	33%

Generally, we have recorded provisions for loan loss against all loans which are in maturity default, or otherwise have past-due principal payments. As of March 31, 2011, CT Legacy REIT had two loans with an aggregate net book value of $20.4 million which were in maturity default but had no provision recorded. We expect to collect all principal and interest due under these loans upon their resolution.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details CT Legacy REIT’s average balance of impaired loans by loan type, and the income recorded on such loans subsequent to their impairment during the three months ended March 31, 2011 (in thousands):

Income on Impaired Loans for the Three Months Ended March 31, 2011
Asset Type	Average Net Book Value	Income Recorded (1)
Senior Mortgage Loans	$7,519	$—
Subordinate Interests in Mortgages	19,940	—
Mezzanine & Other Loans	—	—
Total	$27,459	$—

(1)	See Note 4 for disclosure of income recorded on impaired loans prior to their transfer to CT Legacy REIT, substantially all of which was received in cash.

Nonaccrual loans

In accordance with our revenue recognition policies discussed in Note 2, we do not accrue interest on loans which are 90 days past due or, in the opinion of management, are otherwise uncollectable. Accordingly, we do not have any material interest receivable accrued on nonperforming loans as of March 31, 2011.

The following table details CT Legacy REIT’s loans receivable which are on nonaccrual status as of March 31, 2011 (in thousands):

Non-Accrual Loans Receivable as of March 31, 2011
Asset Type	Principal Balance	Net Book Value
Senior Mortgage Loans	$1,866	$1,866
Subordinate Interests in Mortgages	86,086	26,609
Mezzanine & Other Loans	152,289	—
Total	$240,241	$28,475

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

C. Debt Obligations – CT Legacy REIT

As of March 31, 2011, CT Legacy REIT had $372.0 million of total debt obligations outstanding. The balances of each category of debt, their respective coupons and all-in effective costs, including the amortization of fees and expenses, were as follows (in thousands):

	March 31, 2011		December 31, 2010	March 31, 2011
Debt Obligations	Principal Balance	Book Value	Book Value	Coupon(1)	All-In Cost		Maturity Date(2)

Repurchase obligations
JPMorgan	$173,521	$173,521	$—	2.74%	2.74%		December 15, 2014
Morgan Stanley	93,173	93,173	—	2.74%	2.74%		January 31, 2013
Citigroup	38,056	38,056	—	1.74%	1.74%		March 31, 2013
Total repurchase obligations	304,750	304,750	—	2.62%	2.62%		March 3, 2014

Mezzanine loan(3)	83,000	67,236	—	15.00%	18.74%		March 31, 2016

Total/Weighted Average	$387,750	$371,986	$—	5.27%	6.07	%(4)	August 12, 2014

(1)	Represents a weighted average for each respective facility, assuming LIBOR of 0.24% at March 31, 2011 for floating rate debt obligations.
(2)	Maturity dates represent the contractual maturity of each facility.
(3)	The mezzanine loan carries a 15.0% per annum interest rate, of which 7.0% per annum may be deferred. The all-in cost of the mezzanine loan includes the amortization of deferred fees and expenses.
(4)
Including the impact of interest rate hedges with an aggregate notional balance of $61.1 million as of March 31, 2011, the effective all-in cost of CT Legacy REIT’s debt obligations would be 6.85% per annum.

Repurchase Obligations

On March 31, 2011 our $304.8 million of legacy repurchase obligations with JP Morgan, Morgan Stanley and Citigroup were assumed by wholly-owned subsidiaries of CT Legacy REIT, and the recourse to Capital Trust, Inc. was eliminated.

The JP Morgan facility matures on December 15, 2014 and bears interest at a rate of LIBOR + 2.50% per annum (2.74% as of March 31, 2010), which rate will increase to LIBOR + 3.00% per annum for the period from March 31, 2013 through March 30, 2014, and then to LIBOR + 3.50% per annum for the period from March 31, 2014 through maturity. In addition, periodic repayment targets must be met under the facility, which require the outstanding balance be reduced to: $110.0 million by December 15, 2011, $65.0 million by December 15, 2012, and $30 million by December 15, 2013.

The Morgan Stanley facility matures on January 31, 2013 and bears interest at a rate of LIBOR + 2.50% per annum (2.74% as of March 31, 2010), which rate will increase to LIBOR + 3.00% per annum for the period from January 1, 2013 through maturity.

The Citigroup facility matures on March 31, 2013 and bears interest at a rate of LIBOR + 1.50% per annum (1.74% as of March 31, 2010), which rate will increase to LIBOR + 1.75% per annum for the period from October 9, 2011 through June 8, 2012, and then to LIBOR + 2.00% per annum for the period from June 9, 2012 through maturity. In addition, the outstanding balance under the facility must be reduced to $15.6 million by August 9, 2012.

As of March 31, 2011, our repurchase obligations had an outstanding balance of $304.8 million and an all-in cost of LIBOR plus 2.38% per annum (2.62% at March 31, 2011).

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details the aggregate outstanding principal balance, book value and fair value of CT Legacy REIT’s assets, primarily loans receivable, which were pledged as collateral under repurchase facilities as of March 31, 2011, as well as the amount at risk under each facility (in thousands). The amount at risk is generally equal to the book value of our collateral less the outstanding principal balance of the associated repurchase facility.

		Loans and Securities Collateral Balances, as of March 31, 2011
Repurchase Lender	Facility Balance	Principal Balance	Book Value	Fair Value (1)	Amount at Risk (2)
JPMorgan	$173,521	$425,738	$278,511	$233,597	$110,791
Morgan Stanley (3)	93,173	241,481	141,178	130,902	48,005
Citigroup	38,056	77,648	76,866	65,117	38,810
	$304,750	$744,867	$496,555	$429,616	$197,606

(1)
Fair values represent the amount at which assets could be sold in an orderly transaction between a willing buyer and willing seller. The immediate liquidation value of these assets would likely be substantially lower.

(2)	Amount at risk is calculated on an asset-by-asset basis for each facility and considers the greater of (a) the book value of an asset and (b) the fair value of an asset, in determining the total risk.
(3)
Principal balance includes securities with a face value of $69.0 million, which have been pledged as collateral to Morgan Stanley. These securities, which have a fair value of zero, have been eliminated in consolidation and therefore have a book value of zero on our consolidated balance sheet.

Mezzanine Loan

CT Legacy REIT entered into an $83.0 million mezzanine loan with Five Mile that carries a 15.0% per annum interest rate, of which 7.0% per annum may be deferred, and that matures on March 31, 2016. The mezzanine loan is not recourse to Capital Trust, Inc. except for certain limited non-recourse, “bad boy” carve outs.

The mezzanine loan is collateralized by 100% of the equity interests in a subsidiary of CT Legacy REIT, which in-turn owns all of CT Legacy REIT’s assets, subject in-part to the repurchase obligations described above. Five Mile has consent rights with respect to material actions on CT Legacy REIT’s assets such as material modifications, sales, and/or the pursuit of certain remedies with regard to such assets. The mezzanine loan also contains covenants that (i) prohibit CT Legacy REIT from paying common stock cash dividends until the mezzanine loan has been repaid, (ii) prohibit us from selling or otherwise transferring our equity interests in CT Legacy REIT, and (iii) require the continued employment of certain key employees.

In addition, an affiliate of Five Mile acquired a 24% equity interest in the common stock of CT Legacy REIT in conjunction with the making of the mezzanine loan.

As of March 31, 2011, the mezzanine loan had an outstanding principal balance of $83.0 million and a book balance of $67.2 million. The difference between book balance and principal is due to costs associated with the mezzanine loan, primarily the equity interest in CT Legacy REIT discussed above. Including the amortization of these deferred costs, the mezzanine loan has an all-in cost of 18.74%.

D. Participations Sold – CT Legacy REIT

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

In connection with our March 2011 restructuring, a $152.3 million loan, in which we have previously sold a $97.5 million participation, was transferred to CT Legacy REIT.

The income earned on this loan participation is recorded as interest income and an identical amount is recorded as interest expense on our consolidated statements of operations. Generally, participations sold are recorded as assets and liabilities in equal amounts on our consolidated balance sheets. We have previously recorded a $97.5 million provision for loan losses against this participation sold asset, however the associated liability has not historically been adjusted because we are prohibited by GAAP from reducing its book value until the loan asset is contractually extinguished.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table describes CT Legacy REIT’s participations sold assets and liabilities as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
Participations sold assets
Gross carrying value	$97,465	$—
Less: Provision for loan losses	(97,465)	—
Net book value of assets	—	—

Participations sold liabilities
Net book value of liabilities	97,465	—
Net impact to shareholders' equity	($97,465)	$—

E. Derivative Financial Instruments – CT Legacy REIT

To manage interest rate risk, we have historically employed interest rate swaps, or other arrangements, to convert a portion of our floating rate debt to fixed rate debt in order to index-match our assets and liabilities. The interest rate swaps that we have employed were designated as cash flow hedges and designed to hedge fixed rate assets against floating rate liabilities. Under cash flow hedges, we pay our hedge counterparties a fixed rate amount and our counterparties pay us a floating rate amount, which we settle monthly, and record as a component of interest expense. Our counterparties in these transactions are financial institutions and we are dependent upon the financial health of these counterparties and a functioning interest rate derivative market in order to effectively execute our hedging strategy.

The following table summarizes the notional amounts and fair values of CT Legacy REIT’s interest rate swaps as of March 31, 2011 and December 31, 2010 (in thousands). The notional amount provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk.

Counterparty	March 31, 2011 Notional Amount	Interest Rate (1)	Maturity	March 31, 2011 Fair Value	December 31, 2010 Fair Value
JPMorgan Chase	$17,710	5.14%	2014	($1,932)	$—
JPMorgan Chase	16,776	4.83%	2014	(1,744)	—
JPMorgan Chase	16,377	5.52%	2018	(2,497)	—
JPMorgan Chase	7,062	5.11%	2016	(905)	—
JPMorgan Chase	3,198	5.45%	2015	(440)	—
Total/Weighted Average	$61,123	5.17%	2015	($7,518)	$—

(1)	Represents the gross fixed interest rate we pay to our counterparties under these derivative instruments. We receive an amount of interest indexed to one-month LIBOR on all of our interest rate swaps.

As of March 31, 2011, all of CT Legacy REIT’s derivative financial instruments were designated as cash flow hedges and recorded at fair value as interest rate hedge liabilities on our consolidated balance sheet.

The table below shows amounts recorded to other comprehensive income and amounts recorded to interest expense from other comprehensive income for the three months ended March 31, 2011 and 2010 (in thousands):

	Amount of (loss) gain recognized		Amount of loss reclassified from OCI
	in OCI for the three months ended		to income for the three months ended (1)
Hedge	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Interest rate swaps	$—	$—	($9)	$—

(1)	Represents net amounts paid to swap counterparties during the period, which are included in interest expense, offset by an immaterial amount of non-cash swap amortization.

All of the hedges of CT Legacy REIT were classified as highly effective for all of the periods presented. Over the next twelve months, as we make payments under our hedge agreements, we expect approximately $2.8 million to be reclassified from other comprehensive income to interest expense. This amount is generally equal to the present value of expected payments under the respective derivative contracts.

As of March 31, 2011, CT Legacy REIT has not posted any assets as collateral under derivative agreements.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 11. Consolidated Securitization Vehicles

As of March 31, 2011, our consolidated balance sheet includes an aggregate $3.3 billion of assets and $3.4 billion of liabilities related to 11 consolidated securitization vehicles. Due to the non-recourse nature of these vehicles, and other factors discussed below, our net exposure to loss from investments in these entities is limited to $15.0 million.

Our consolidated securitization vehicles include two categories of entities: (i) collateralized debt obligations sponsored and issued by us, which we refer to as CT CDOs and (ii) other consolidated securitization vehicles which were not issued or sponsored by us. We have historically consolidated the CT CDOs; however we began consolidating the additional securitization vehicles as of January 1, 2010, as discussed in Note 2.

CT CDOs

We currently consolidate four collateralized debt obligation, or CDO, entities, which are VIEs that were sponsored by us. These CT CDOs invest in commercial real estate debt instruments, some of which we originated/acquired and transferred to the CDO entities, and are financed by the debt and equity they issue. We are named as collateral manager of all four CT CDOs and are named special servicer on a number of CDO collateral assets. As a result of consolidation, our subordinate debt and equity ownership interests in these CT CDOs have been eliminated, and our balance sheet reflects both the assets held and debt issued by these CDOs to third-parties. Similarly, our operating results and cash flows include the gross amounts related to the assets and liabilities of the CT CDO entities, as opposed to our net economic interests in these entities. Fees earned by us for the management of these CDOs are eliminated in consolidation.

Our interest in the assets held by these CT CDOs, which are consolidated on our balance sheet, is restricted by the structural provisions of these entities, and our recovery of these assets will be limited by the CDOs’ distribution provisions, which are subject to change due to covenant breaches or asset impairments, as further described below in this Note 11. The liabilities of the CT CDOs, which are also consolidated on our balance sheet, are non-recourse to us, and can generally only be satisfied from each CDOs’ respective asset pool.

We are not obligated to provide, nor have we provided, any financial support to these CT CDOs. Accordingly, other than in the event of a breach of certain representations or warranties, which are discussed in detail below, our maximum exposure to loss as a result of our investment in these entities is limited to $233.6 million, the notional amount of the subordinate debt and equity interest we retained in these CDOs. After giving effect to certain transfers of these interests, provisions for loan losses and other-than-temporary impairments recorded as of March 31, 2011, our remaining net exposure to loss from these entities is $15.0 million.

Other Consolidated Securitization Vehicles

As discussed above, we currently consolidate seven additional securitization vehicles, all of which are substantially similar to the CT CDOs. These securitization vehicles invest in commercial real estate debt instruments, which investments were not originated or transferred to the entities by us. In addition to our investment in the subordinate classes of the securities issued by these vehicles, we are named special servicer on a number of their assets. As a result of consolidation, our ownership interests in these consolidation vehicles have been eliminated, and our balance sheet reflects both the assets held and debt issued by these vehicles to third-parties. Similarly, our operating results and cash flows include the gross amounts related to the assets and liabilities of the securitization vehicles, as opposed to our net economic interests in these entities. Special servicing fees paid to us on assets owned by these vehicles are eliminated in consolidation.

Our interest in the assets held by these securitization vehicles, which are consolidated on our balance sheet, is restricted by the structural provisions of these entities, and a recovery of our investment in the vehicles will be limited by each entity’s distribution provisions. The liabilities of the securitization vehicles, which are also consolidated on our balance sheet, are non-recourse to us, and can generally only be satisfied from each vehicle’s respective asset pool.

We are not obligated to provide, nor have we provided, any financial support to these entities. In addition, five of these seven investments have been made through our CT CDOs, which limits our exposure to loss as discussed above. Accordingly, as of March 31, 2011, our maximum exposure to loss as a result of our investment in these entities is limited to $69.0 million, the notional amount of our investment in the two securitization vehicles not held by our CT CDOs. Prior to consolidation, we have previously impaired 100% of our investment in these entities, resulting in a zero net exposure to loss as of March 31, 2011.

As described in Note 2, our consolidated balance sheets separately present: (i) our direct assets and liabilities, (ii) the direct assets and liabilities of CT Legacy REIT, and (iii) the assets and liabilities of consolidated securitization vehicles, some of which are subsidiaries of CT Legacy REIT. The following disclosures relate specifically to the assets and liabilities of consolidated securitization vehicles, as separately stated on our consolidated balance sheets.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

A. Securities Held-to-Maturity – Consolidated Securitization Vehicles

Our consolidated securitization vehicles’ securities portfolio consists of CMBS, CDOs, and other securities. Activity relating to these securities for the three months ended March 31, 2011 was as follows (in thousands):

	CMBS	CDOs & Other	Total Book Value (1)

December 31, 2010	$456,312	$48,011	$504,323

Principal paydowns	(3,180)	(5,147)	(8,327)
Discount/premium amortization & other (2)	(544)	(290)	(834)
Other-than-temporary impairments:
Recognized in earnings	(6,551)	—	(6,551)
Recognized in accumulated other comprehensive income	1,631	—	1,631

March 31, 2011	$447,668	$42,574	$490,242

(1)	Includes securities with a total face value of $584.5 million and $594.4 million as of March 31, 2011 and December 31, 2010, respectively.
(2)	Includes mark-to-market adjustments on securities previously classified as available-for-sale, amortization of other-than-temporary impairments, and losses, if any.

As of both March 31, 2011 and December 31, 2010, all of our consolidated securitization vehicles’ securities were classified as held-to-maturity.

The following table allocates the book value of our consolidated securitization vehicles’ securities as of March 31, 2011 between their amortized cost basis, amounts related to mark-to-market adjustments on securities previously classified as available-for-sale, and the portion of other-than-temporary impairments not related to expected credit losses (in thousands):

	CMBS	CDOs & Other	Total Securities
Amortized cost basis	$455,118	$42,574	$497,692
Mark-to-market adjustments on securities previously classified as available-for-sale	4,393	—	4,393
Other-than-temporary impairments recognized in accumulated other comprehensive income	(11,843)	—	(11,843)

Total book value as of March 31, 2011	$447,668	$42,574	$490,242

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details overall statistics for our consolidated securitization vehicles’ securities portfolio as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Number of securities	56	56
Number of issues	40	40
Rating (1) (2)	BB+	BB+
Fixed / Floating (in millions) (3)	$489 / $1	$503 / $1
Coupon (1) (4)	6.67%	6.66%
Yield (1) (4)	7.05%	6.97%
Life (years) (1) (5)	3.0	3.4

(1)	Represents a weighted average as of March 31, 2011 and December 31, 2010, respectively.
(2)	Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security.
(3)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate securities.
(4)
Coupon is based on the securities’ contractual interest rates, while yield is based on expected cash flows for each security, and considers discounts/premiums and asset non-performance. Calculations for floating rate securities are based on LIBOR of 0.24% and 0.26% as of March 31, 2011 and December 31, 2010, respectively.

(5)	Weighted average life is based on the timing and amount of future expected principal payments through the expected repayment date of each respective investment.

The table below details the ratings and vintage distribution of our consolidated securitization vehicles’ securities as of March 31, 2011 (in thousands):

	Rating as of March 31, 2011
Vintage	AAA	AA	A	BBB	BB	B	CCC and Below	Total
2006	$—	$—	$—	$—	$—	$—	$15,122	$15,122
2005	—	—	—	—	—	—	20,696	20,696
2004	—	24,806	6,461	—	—	—	—	31,267
2003	9,907	—	—	3,018	1,960	—	—	14,885
2002	—	—	—	6,675	—	2,666	—	9,341
2001	—	—	—	4,806	4,129	—	1,678	10,613
2000	2,917	—	—	—	—	—	25,747	28,664
1999	—	—	11,311	1,421	17,370	—	—	30,102
1998	92,952	45,766	37,636	43,454	43,513	—	4,360	267,681
1997	6,618	—	18,659	—	5,192	3,156	3,513	37,138
1996	24,733	—	—	—	—	—	—	24,733
Total	$137,127	$70,572	$74,067	$59,374	$72,164	$5,822	$71,116	$490,242

The table below details the ratings and vintage distribution of our consolidated securitization vehicles’ securities as of December 31, 2010 (in thousands):

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Other-than-temporary impairments

Quarterly, we reevaluate our consolidated securitization vehicles’ securities portfolio to determine if there has been an other-than-temporary impairment based upon expected future cash flows from each securities investment. As a result of this evaluation, under the accounting guidance discussed in Note 2, during the three months ended March 31, 2011, we recorded a gross other-than-temporary impairment of $4.9 million. In addition, we determined that $1.6 million of impairments previously recorded in other comprehensive income should be recognized as credit losses due to a decrease in cash flow expectations for four of our securities.

To determine the component of the gross other-than-temporary impairment related to expected credit losses, we compare the amortized cost basis of each other-than-temporarily impaired security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. Significant judgment of management is required in this analysis that includes, but is not limited to, (i) assumptions regarding the collectability of principal and interest on the underlying loans, net of related expenses, and (ii) current subordination levels at both the individual loans which serve as collateral under our securities and at the securities themselves.

The following table summarizes activity related to the other-than-temporary impairments of our consolidated securitization vehicles’ securities during the three months ended March 31, 2011 (in thousands):

	Gross Other-Than- Temporary Impairments	Credit Related Other-Than-Temporary Impairments	Non-Credit Related Other-Than-Temporary Impairments

December 31, 2010	$88,586	$74,576	$14,010

Additions due to change in expected cash flows	4,920	6,551	(1,631)
Amortization of other-than-temporary impairments	(1,491)	(955)	(536)

March 31, 2011	$92,015	$80,172	$11,843

Unrealized losses and fair value of securities

Certain of our consolidated securitization vehicles’ securities are carried at values in excess of their fair values. This difference can be caused by, among other things, changes in credit spreads and interest rates. The following table shows the gross unrealized losses and fair value of securities for which the fair value is lower than their book value as of March 31, 2011 and that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		Greater Than 12 Months		Total

	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Book Value (1)

Floating Rate	$—	$—	$—	$—	$—	$—	$—

Fixed Rate	42.6	(1.2)	161.2	(27.4)	203.8	(28.6)	232.4

Total	$42.6	($1.2)	$161.2	($27.4)	$203.8	($28.6)	$232.4

(1)
Excludes, as of March 31, 2011, $257.8 million of securities which were carried at or below fair value and securities against which an other-than-temporary impairment equal to the entire book value was recognized in earnings.

As of March 31, 2011, 32 of our consolidated securitization vehicles’ securities with an aggregate book value of $232.4 million were carried at values in excess of their fair values. Fair value for these securities was $203.8 million as of March 31, 2011. In total, as of March 31, 2011, our consolidated securitization vehicles had 56 investments in securities with an aggregate book value of $490.2 million that have an estimated fair value of $476.2 million, including 54 investments in CMBS with an estimated fair value of $432.2 million and 2 investments in CDOs and other securities with an estimated fair value of $44.0 million. These valuations do not include the value of interest rate swaps entered into in conjunction with the purchase/financing of these investments, if any.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table shows the gross unrealized losses and fair value of our consolidated securitization vehicles’ securities for which the fair value is lower than our book value as of December 31, 2010 and that are not deemed to be other-than-temporarily impaired (in millions):

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

As of December 31, 2010, 33 of our consolidated securitization vehicles’ securities with an aggregate book value of $289.1 million were carried at values in excess of their fair values. Fair value for these securities was $250.5 million as of December 31, 2010. In total, as of December 31, 2010, our consolidated securitization vehicles had 56 investments in securities with an aggregate book value of $504.3 million that have an estimated fair value of $475.3 million, including 54 investments in CMBS with an estimated fair value of $426.6 million and two investments in CDOs and other securities with an estimated fair value of $48.7 million. These valuations do not include the value of interest rate swaps entered into in conjunction with the purchase/financing of these investments, if any.

We determine fair values using third party dealer assessments of value, and our own internal financial model-based estimations of fair value. See Note 18 for further discussion of fair value. We regularly examine our securities portfolio and have determined that, despite these differences between book value and fair value, our expectations of future cash flows have only changed adversely for 11 of our securities, against which we have recognized other-than-temporary-impairments.

Investments in variable interest entities

Our consolidated securitization vehicles’ securities portfolio includes investments in both CMBS and CDOs, which securitization structures are generally considered VIEs. We have not consolidated these VIEs due to our determination that, based on the structural provisions of each entity and the nature of our investments, we do not have the power to direct the activities that most significantly impact these entities' economic performance.

These securities were acquired through investment, and do not represent a securitization or other transfer of our assets. We are not named as special servicer on these investments.

We are not obligated to provide, nor have we provided, any financial support to these entities. As these securities are financed by our non-recourse CT CDOs, our exposure to loss is therefore limited to our interests in these consolidated entities described above in this Note 11.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

B. Loans Receivable, Net – Consolidated Securitization Vehicles

Activity relating to our consolidated securitization vehicles’ loans receivable for the three months ended March 31, 2011 was as follows (in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value (1)

December 31, 2010	$3,145,968	($254,589)	$2,891,379

Satisfactions (2)	(4,074)	—	(4,074)
Principal paydowns	(148,778)	—	(148,778)
Discount/premium amortization & other	124	—	124
Recovery of provision for loan losses	—	1,247	1,247
Realized loan losses	(790)	790	—

March 31, 2011	$2,992,450	($252,552)	$2,739,898

(1)	Includes loans with a total principal balance of $3.0 billion and $3.2 billion as of March 31, 2011 and December 31, 2010, respectively.
(2)	Includes final maturities and full repayments.

The following table details overall statistics for our consolidated securitization vehicles’ loans receivable portfolio as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Number of investments	91	94
Fixed / Floating (in millions) (1)	$207 / $2,533	$213 / $2,678
Coupon (2) (3)	2.31%	2.27%
Yield (2) (3)	2.29%	2.27%
Maturity (years) (2) (4)	1.1	1.3

(1)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate loans.
(2)	Represents a weighted average as of March 31, 2011 and December 31, 2010, respectively.
(3)	Calculations for floating rate loans are based on LIBOR of 0.24% and 0.26% as of March 31, 2011 and December 31, 2010, respectively.
(4)
For loans in CT CDOs, assumes all extension options are executed. For loans in other consolidated securitization vehicles, maturity is based on information provided by the trustees of each respective entity.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The tables below detail the types of loans in our consolidated securitization vehicles’ loan portfolio, as well as the property type and geographic distribution of the properties securing these loans, as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011		December 31, 2010
Asset Type	Book Value	Percentage	Book Value	Percentage
Senior mortgages	$2,114,546	76%	$2,225,983	76%
Subordinate interests in mortgages	317,300	11	333,622	11
Mezzanine loans	290,795	11	316,283	11
Other	22,730	2	22,850	2
Total	$2,745,371	100%	$2,898,738	100%

Property Type	Book Value	Percentage	Book Value	Percentage
Healthcare	$1,150,039	41%	$1,156,880	40%
Office	702,963	26	825,292	28
Hotel	598,547	22	611,435	21
Retail	167,469	6	178,146	7
Other	126,353	5	126,985	4
Total	$2,745,371	100%	$2,898,738	100%

Geographic Location	Book Value	Percentage	Book Value	Percentage
Northeast	$416,272	15%	$417,351	14%
Southeast	315,542	11	318,655	11
Southwest	166,688	6	172,088	6
West	163,734	6	163,932	6
Midwest	15,577	1	18,302	1
Diversified	1,667,558	61	1,808,410	62
Total	$2,745,371	100%	$2,898,738	100%

Unallocated loan loss provision (1)	(5,473)		(7,359)
Net book value	$2,739,898		$2,891,379

(1)
We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. This general provision is not specifically allocable to any loan asset type, collateral property type, or geographic location, both rather to an overall pool of loans. See Note 2 for additional details.

Loan risk ratings

Quarterly, management evaluates our consolidated securitization vehicles’ loan portfolio for impairment as described in Note 2. In conjunction with our quarterly loan portfolio review, management assesses the performance of each loan, and assigns a risk rating based on several factors including risk of loss, LTV, collateral performance, structure, exit plan, and sponsorship. Loans are rated one (less risk) through eight (greater risk), which ratings are defined in Note 2.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table allocates the net book value and principal balance of our consolidated securitization vehicles’ loans receivable based on our internal risk ratings as of March 31, 2011 and December 31, 2010 (in thousands):

	Loans Receivable as of March 31, 2011			Loans Receivable as of December 31, 2010
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	25	$1,868,040	$1,867,273	26	$2,031,176	$2,030,344
4 - 5	12	439,846	439,554	11	408,400	408,052
6 - 8	19	576,441	328,754	19	589,090	341,252
n/a	35	109,790	109,790	38	119,090	119,090
Total	91	$2,994,117	$2,745,371	94	$3,147,756	$2,898,738

Unallocated loan loss provision:			(5,473)			(7,359)

Net book value			$2,739,898			$2,891,379

(1)
We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional details.

In making this risk assessment, one of the primary factors we consider is how senior or junior each loan is relative to other debt obligations of the borrower. The following tables further allocate our consolidated securitization vehicles’ loans receivable by both loan type and our internal risk ratings as of March 31, 2011 and December 31, 2010 (in thousands):

	Senior Mortgage Loans
	as of March 31, 2011			as of December 31, 2010
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	11	$1,518,598	$1,518,598	12	$1,639,820	$1,639,815
4 - 5	7	366,569	366,569	6	335,043	335,043
6 - 8	3	181,485	131,178	3	193,983	143,676
n/a	33	98,201	98,201	36	107,449	107,449
Total	54	$2,164,853	$2,114,546	57	$2,276,295	$2,225,983

(1)
We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional details.

	Subordinate Interests in Mortgages
	as of March 31, 2011			as of December 31, 2010
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	7	$173,027	$172,419	7	$189,323	$188,666
4 - 5	4	71,335	71,043	4	71,415	71,067
6 - 8	11	185,762	71,748	11	185,913	71,748
n/a	1	2,089	2,089	1	2,141	2,141
Total	23	$432,213	$317,299	23	$448,792	$333,622

(1)
We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional details.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

	Mezzanine & Other Loans
	as of March 31, 2011			as of December 31, 2010
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	7	$176,415	$176,256	7	$202,033	$201,863
4 - 5	1	1,942	1,942	1	1,942	1,942
6 - 8	5	209,194	125,828	5	209,194	125,828
n/a	1	9,500	9,500	1	9,500	9,500
Total	14	$397,051	$313,526	14	$422,669	$339,133

(1)
We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional details.

Loan impairments

The following table describes our consolidated securitization vehicles’ impaired loans as of March 31, 2011, including impaired loans that are current in their interest payments and those that are delinquent on contractual payments (in thousands):

Impaired Loans	No. of Loans	Gross Book Value	Provision for Loan Loss	Net Book Value
Performing loans	7	$316,556	($148,898)	$167,658
Non-performing loans	7	167,278	(98,181)	69,097

Total impaired loans	14	$483,834	($247,079)	$236,755

In addition, as described in Note 2, we have recorded a $5.5 million general provision for loan losses against 35 loans in our consolidated securitization vehicles with an aggregate principal balance of $109.8 million.

The following table details the allocation of our consolidated securitization vehicles’ provision for loan losses as of March 31, 2011 (in thousands):

	March 31, 2011
Impaired Loans	Principal Balance	Provision for Loan Loss	Loss Severity
Subordinate interests in mortgages	$430,122	$113,406	26%
Mezzanine & other loans	387,550	83,366	22
Senior mortgages	2,066,652	50,307	2
Unallocated (1)	109,791	5,473	5
Total/Weighted Average	$2,994,115	$252,552	8%

(1)
We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. This general provision is not specifically allocable to any loan asset type, both rather to an overall pool of loans. See Note 2 for additional details.

Generally, we have recorded provisions for loan loss against all loans which are in maturity default, or otherwise have past-due principal payments. As of March 31, 2011, our consolidated securitization vehicles had two loans with an aggregate net book value of $54.6 million which were in maturity default but had no provision recorded. We expect to collect all principal and interest due under these loans upon their resolution.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details our consolidated securitization vehicles’ average balance of impaired loans by loan type, and the income recorded on such loans subsequent to their impairment during the three months ended March 31, 2011 (in thousands):

Income on Impaired Loans for the Three Months Ended March 31, 2011
Asset Type	Average Net Book Value	Income Recorded (1)
Senior Mortgage Loans	$82,906	$1,108
Subordinate Interests in Mortgages	28,019	646
Mezzanine & Other Loans	125,828	1,088
Total	$236,753	$2,842

(1)	Substantially all of the income recorded on impaired loans during the period was received in cash.

Nonaccrual loans

In accordance with our revenue recognition policies discussed in Note 2, we do not accrue interest on loans which are 90 days past due or, in the opinion of management, are otherwise uncollectable. Accordingly, we do not have any material interest receivable accrued on nonperforming loans as of March 31, 2011.

The following table details our consolidated securitization vehicles’ loans receivable which are on nonaccrual status as of March 31, 2011 (in thousands):

Non-Accrual Loans Receivable as of March 31, 2011
Asset Type	Principal Balance	Net Book Value
Senior Mortgage Loans	$—	$—
Subordinate Interests in Mortgages	130,195	41,558
Mezzanine & Other Loans	96,194	41,078
Total	$226,389	$82,636

C. Real Estate Held-for-Sale – Consolidated Securitization Vehicles

In April 2010, we completed foreclosure on the land which served as collateral for a $15.1 million loan held by one of our consolidated securitization vehicles. This loan had a net book value of $12.1 million at the time of foreclosure, which amount was transferred to real estate held-for-sale. Subsequently, during 2010, we recorded a $4.0 million impairment to reflect this investment at its approximate fair value of $8.1 million as of March 31, 2011.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

D. Debt Obligations – Consolidated Securitization Vehicles

As of March 31, 2011 and December 31, 2010, our consolidated securitization vehicles had $3.4 billion and $3.6 billion of total non-recourse securitized debt obligations outstanding, respectively. The balances of each entity’s outstanding securitized debt obligations, their respective coupons and all-in effective costs, including the amortization of fees and expenses, were as follows (in thousands):

	March 31, 2011		December 31, 2010	March 31, 2011
Non-Recourse Securitized Debt Obligations	Principal Balance	Book Value	Book Value	Coupon(1)	All-In Cost(1)		Maturity Date(2)
CT CDOs
CT CDO I	$176,462	$176,462	$199,573	0.98%	1.02%		July 2039
CT CDO II	237,422	237,422	262,281	0.80%	1.09%		March 2050
CT CDO III	236,925	237,609	239,911	5.24%	5.16%		June 2035
CT CDO IV (3)	273,383	273,383	280,820	0.91%	1.07%		October 2043
Total CT CDOs	924,192	924,876	982,585	2.01%	2.12%		June 2042

Other securitization vehicles
GMACC 1997-C1	91,519	91,519	98,154	7.11%	7.11%		July 2029
GSMS 2006-FL8A	110,598	110,598	125,598	0.84%	0.84%		June 2020
JPMCC 2005-FL1A	93,351	93,351	95,695	0.81%	0.81%		February 2019
MSC 2007-XLFA	671,124	671,124	751,131	0.49%	0.49%		October 2020
MSC 2007-XLCA	476,714	476,714	522,137	1.59%	1.59%		July 2017
CSFB 2006-HC1	1,040,763	1,040,763	1,045,929	0.75%	0.75%		May 2023
Total other securitization vehicles	2,484,069	2,484,069	2,638,644	1.08%	1.08%		June 2021

Total/Weighted Average	$3,408,261	$3,408,945	$3,621,229	1.33%	1.36	%(4)	February 2027

(1)	Represents a weighted average for each respective facility, assuming LIBOR of 0.24% at March 31, 2011 for floating rate debt obligations.
(2)
Maturity dates represent the contractual maturity of each securitization trust. Repayment of securitized debt is a function of collateral cash flows which are disbursed in accordance with the contractual provisions of each trust, and is therefore expected to occur prior to contractual maturity.

(3)	Comprised, at March 31, 2011, of $260.8 million of floating rate notes sold and $12.6 million of fixed rate notes sold.
(4)
Including the impact of interest rate hedges with an aggregate notional balance of $337.9 million as of March 31, 2011, the effective all-in cost of our consolidated securitization vehicles’ debt obligations would be 1.83% per annum.

As discussed above in the introduction to this Note 11, our consolidated securitization vehicles generally include two categories of entities: (i) collateralized debt obligations sponsored and issued by us, which we refer to as CT CDOs and (ii) other consolidated securitization vehicles which were not issued or sponsored by us. We have historically consolidated the CT CDOs; however we began consolidating the additional securitization vehicles as of January 1, 2010.

CT CDOs

As of March 31, 2011, our outstanding CT CDOs included four separate issuances with a total face value of $926.4 million. As of March 31, 2011, $299.5 million of loans receivable and $490.2 million of securities were financed by our CT CDOs. As of December 31, 2010, $299.9 million of loans receivable and $504.3 million of securities were financed by our CT CDOs.

CT CDO I and CT CDO II each have interest coverage and overcollateralization tests, which, when breached, provide for hyper-amortization of the senior notes sold by a redirection of cash flow that would otherwise have been paid to the subordinate classes, some of which are owned by us. Furthermore, all four of our CT CDOs provide for the re-classification of interest proceeds from impaired collateral as principal proceeds, which also serve to hyper-amortize the senior notes sold.

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

When we formed (and reinvested) our four CT CDOs, we made certain representations and warranties with respect to Capital Trust, Inc. and the loans and securities that we contributed as collateral to these CT CDOs. In the event that these representations or warranties are proved to have been untrue at the time that the respective collateral was contributed, we may be required to repurchase certain of those loans and securities. These representations and warranties generally relate to specific corporate and asset related subjects, including, among other things, proper corporate authorization; compliance with laws and regulations; ownership of the assets; title to, lack of liens encumbering, and adequate insurance covering the underlying collateral properties; and the lack of existing loan defaults.

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

Other Consolidated Securitization Vehicles

In addition to the CT CDOs sponsored by us, which are discussed above, we also have consolidated other securitization vehicles beginning on January 1, 2010, as discussed in Note 2. The debt obligations of these entities are separately presented on our consolidated balance sheet along with the CT CDOs issued by us, as they are also securitized, non-recourse obligations. These obligations will generally be satisfied with the repayment of assets in each such entity’s collateral pool, or will be discharged when losses are realized. As of March 31, 2011, $2.6 billion of loans receivable serve as collateral for the securities issued by these other consolidated securitization vehicles.

E. Derivative Financial Instruments – Consolidated Securitization Vehicles

The following table summarizes the notional amounts and fair values of our consolidated securitization vehicles’ interest rate swaps as of March 31, 2011 and December 31, 2010 (in thousands). The notional amount provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk.

Counterparty	March 31, 2011 Notional Amount	Interest Rate (1)	Maturity	March 31, 2011 Fair Value	December 31, 2010 Fair Value
Swiss RE Financial	$259,685	5.10%	2015	($21,185)	($24,037)
Bank of America	44,758	4.58%	2014	(2,908)	(3,331)
Morgan Stanley	17,701	3.95%	2011	(247)	(398)
Bank of America	10,535	5.05%	2016	(1,141)	(1,267)
Bank of America	5,104	4.12%	2016	(366)	(422)
Morgan Stanley	151	5.31%	2011	(4)	(7)
Total/Weighted Average	$337,934	4.95%	2015	($25,851)	($29,462)

(1)	Represents the gross fixed interest rate we pay to our counterparties under these derivative instruments. We receive an amount of interest indexed to one-month LIBOR on all of our interest rate swaps.

As of both March 31, 2011 and December 31, 2010, all of the derivative financial instruments of our consolidated securitization vehicles were classified as cash flow hedges, and recorded at fair value as interest rate hedge liabilities on our consolidated balance sheet.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The table below shows amounts recorded to other comprehensive income and amounts recorded to interest expense from other comprehensive income for the three months ended March 31, 2011 and 2010 (in thousands):

	Amount of gain (loss) recognized		Amount of loss reclassified from OCI
	in OCI for the three months ended		to income for the three months ended (1)
Hedge	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Interest rate swaps	$3,612	($1,749)	($3,959)	($4,124)

(1)	Represents net amounts paid to swap counterparties during the period, which are included in interest expense, offset by an immaterial amount of non-cash swap amortization.

All of our consolidated securitization vehicles’ interest rate swaps were classified as highly effective for all of the periods presented. Over the next twelve months, as we make payments under our hedge agreements, we expect approximately $14.0 million to be reclassified from other comprehensive income to interest expense. This amount is generally equal to the present value of expected payments under the respective derivative contracts.

As of March 31, 2011, our consolidated securitization vehicles have not posted any assets as collateral under derivative agreements.

Note 13. Shareholders’ Equity

Authorized Capital
We have the authority to issue up to 200,000,000 shares of stock, consisting of 100,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to issue additional shares of authorized stock without shareholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock.

Common Stock
Shares of class A common stock are entitled to vote on all matters presented to a vote of shareholders, except as provided by law or subject to the voting rights of any outstanding preferred stock. Holders of record of shares of class A common stock on the record date fixed by our board of directors are entitled to receive such dividends as may be declared by the board of directors subject to the rights of the holders of any outstanding preferred stock. A total of 22,751,077 shares of common stock and stock units were issued and outstanding as of March 31, 2011.

We did not repurchase any of our common stock during the three months ended March 31, 2011, other than the 34,892 shares we acquired pursuant to elections by incentive plan participants to satisfy tax withholding obligations through the surrender of shares equal in value to the amount of the withholding obligation incurred upon the vesting of restricted stock.

Preferred Stock
We have not issued any shares of preferred stock since we repurchased all of the previously issued and outstanding preferred stock in 2001.

Warrants
In conjunction with the March 2009 restructuring of our legacy repurchase obligations, we issued to our former repurchase lenders warrants to purchase an aggregate 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share. The warrants will become exercisable on March 16, 2012 and expire on March 16, 2019, and may be exercised through a cashless exercise at the option of the warrant holders. The fair value assigned to these warrants, totaling $940,000, has been recorded as an increase to additional paid-in capital, and will be amortized over the term of the related debt obligations. The warrants were valued using the Black-Scholes valuation method.

Dividends
We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with GAAP) to our shareholders to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. To the extent permitted, we may make certain distributions in stock, taking into consideration the recent Internal Revenue Service rulings which allow REITs to distribute up to 90% of their dividends in the form of stock for tax years ending on or before December 31, 2011.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

In addition, our dividend policy remains subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon our taxable income, our financial condition, our maintenance of REIT status and other factors as our board of directors deems relevant.

No dividends were declared during the three months ended March 31, 2011 or 2010.

Accumulated Other Comprehensive Loss
The following table details the primary components of accumulated other comprehensive loss as of March 31, 2011 and significant activity for the three months ended March 31, 2011 (in thousands):

	Mark-to-Market on Interest Rate Hedges	Deferred Gains on Settled Hedges	Other-than- Temporary Impairments	Unrealized Gains on Securities	Total

December 31, 2010	($37,914)	$165	($16,800)	$4,087	($50,462)

Unrealized gain on derivative financial instruments	4,544	—	—	—	4,544
Amortization of net unrealized gains on securities	—	—	—	(229)	(229)
Amortization of net deferred gains on settlement of swaps	—	(24)	—	—	(24)
Other-than-temporary impairments of securities (1)	—	—	3,850	—	3,850

March 31, 2011	($33,370)	$141	($12,950)	$3,858	($42,321)

(1)
Represents the reclassification of other-than-temporary impairments of securities to credit losses recognized through earnings, including amortization of prior other-than-temporary impairments of $0.6 million.

Noncontrolling Interests
The noncontrolling interests included on our consolidated balance sheet represent the equity interests in CT Legacy REIT which are not owned by us, as described in Note 1. A portion of CT Legacy REIT’s consolidated equity and results of operations are allocated to these noncontrolling interests based on their pro-rata ownership of CT Legacy REIT. The following table describes activity relating to noncontrolling interests for the three months ended March 31, 2011 (in thousands):

Noncontrolling Interests

December 31, 2010	$—

Allocation to noncontrolling interests	(12,623)
Net loss attributable to noncontrolling interests	(668)

March 31, 2011	($13,291)

As of March 31, 2011, the noncontrolling interests recorded on our consolidated balance sheet was a deficit, which reflects the consolidated book value of CT Legacy REIT, including certain securitization trusts in which losses have been recorded in excess of CT Legacy REIT’s net investment.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Earnings Per Share
The following table sets forth the calculation of Basic and Diluted earnings per share, or EPS, based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the three months ended March 31, 2011 (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2011
	Net	Wtd. Avg.	Per Share
	Income	Shares	Amount
Basic EPS:
Net income allocable to
common stock	$254,585	22,435,551	$11.35
Effect of Dilutive Securities:
Warrants & Options outstanding
for the purchase of common stock	—	632,834
Diluted EPS:
Net income per share of
common stock and assumed
conversions	$254,585	23,068,385	$11.04

As of March 31, 2011, Diluted EPS excludes 12,000 options which were not dilutive for the period. These instruments could potentially impact Diluted EPS in future periods, depending on changes in our stock price.

The following table sets forth the calculation of Basic and Diluted EPS based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the three months ended March 31, 2010 (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2010
	Net	Wtd. Avg.	Per Share
	Loss	Shares	Amount
Basic EPS:
Net loss allocable to
common stock	($63,452)	22,335,540	($2.84)
Effect of Dilutive Securities:
Warrants & Options outstanding
for the purchase of common stock	—	—
Diluted EPS:
Net loss per share of
common stock and assumed
conversions	($63,452)	22,335,540	($2.84)

As of March 31, 2010, Diluted EPS excludes 129,000 options and 3.5 million warrants which were not dilutive for the period. These instruments could potentially impact Diluted EPS in future periods, depending on changes in our stock price.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 14. General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended March 31,
General and Administrative Expenses	2011	2010
Personnel costs	$2,479	$2,520
Restructuring awards to employees	2,750	—
Incentive awards plan - CT Legacy REIT	2,579	—
Employee stock-based compensation	223	46
Professional services	1,385	1,111
Operating and other costs	606	600
Subtotal	$10,022	$4,277
Expenses from consolidated securitization vehicles	258	465
Total	$10,280	$4,742

Note 15. Gain on Extinguishment of Debt

Gain on extinguishment of debt for the three months ended March 31, 2011 consisted of the following (in thousands):

Gain on Extinguishment of Debt	Three Months Ended March 31, 2011

Extinguishment of senior credit facility and junior subordinated notes (1)	$174,846
Termination of loan participation sold (2)	74,404
Other	790
Total	$250,040

(1)	Represents the gain recorded on the extinguishment of certain of our legacy debt obligations as part of our March 2011 restructuring. See Note 1 for further discussion.
(2)	Represents the gain recorded on the termination of a loan participation sold which had previously been impaired. See Note 8 for further discussion.

Note 16. Income Taxes

We made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal, state, and local income taxes except for the operations of our taxable REIT subsidiary, CTIMCO. To maintain qualification as a REIT, we must distribute at least 90% of our annual REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates. As of March 31, 2011 and December 31, 2010, we were in compliance with all REIT requirements.

In addition, we are subject to taxation on the income generated by investments in our CT CDOs. Due to the redirection provisions of our CT CDOs, which reallocate principal proceeds and interest otherwise distributable to us to repay senior noteholders, assets financed through our CT CDOs may generate current taxable income without a corresponding cash distribution to us. See Note 11 for further discussion of these redirection provisions.

During the three months ended March 31, 2011 and 2010, CTIMCO paid small amounts of federal, state and local taxes. During the three months ended March 31, 2011, Capital Trust, Inc. was subject to minimum federal and state level taxation and paid small amounts of federal, state and local taxes. As of December 31, 2010, we had net operating losses, or NOLs, and net capital losses, or NCLs, available to be carried forward and utilized in current or future periods. These included NOLs of approximately $302.0 million and NCLs of approximately $128.0 million at Capital Trust, Inc., as well as NOLs of approximately $4.0 million at CTIMCO.

Deferred income taxes recorded on our consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used in the computation of our current income tax obligations.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 17. Employee Benefit and Incentive Plans

Stock-Based Incentive Plans

We had stock-based incentive awards outstanding under three benefit plans as of March 31, 2011: (i) the Second Amended and Restated 1997 Long-Term Incentive Stock Plan, or 1997 Employee Plan, (ii) the Amended and Restated 1997 Non-Employee Director Stock Plan, or 1997 Director Plan, and (iii) the 2007 Long-Term Incentive Plan, or 2007 Plan. The 1997 Employee Plan and 1997 Director Plan expired in 2007 and no new awards may be issued under them. Under the 2007 Plan, a maximum of 700,000 shares of class A common stock may be issued. Shares canceled under previous plans are available to be reissued under the 2007 Plan. As of March 31, 2011, there were 68,373 shares available under the 2007 Plan.

Under these plans, our employees are issued shares of our restricted class A common stock. We record grant date fair value of these shares as an expense over their vesting period. A portion of these shares vest pro rata over a three-year service period, with the remainder contingently vesting after a four-year period based on the returns we have achieved.

As of March 31, 2011, unvested share-based compensation consisted of 244,424 shares of restricted class A common stock with an unamortized value of $597,000. Subject to vesting conditions and the continued employment of certain employees, these costs will be recognized as compensation expense over the next three years.

Activity under these three plans for the three months ended March 31, 2011 is summarized in the table below in share and share equivalents:

Benefit Type	1997 Employee Plan	1997 Director Plan	2007 Plan	Total
Options(1)
Beginning balance	12,224	—	—	12,224
Expired	—	—	—	—
Ending balance	12,224	—	—	12,224

Restricted Class A Common Stock(2)
Beginning balance	—	—	32,785	32,785
Granted	—	—	300,000	300,000
Vested	—	—	(88,361)	(88,361)
Ending balance	—	—	244,424	244,424

Stock Units(3)
Beginning balance	—	68,544	416,855	485,399
Granted and deferred	—	—	21,405	21,405
Ending balance	—	68,544	438,260	506,804

Total outstanding	12,224	68,544	682,684	763,452

(1)	All options are fully vested as of March 31, 2011.
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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes the outstanding options as of March 31, 2011:

Exercise Price per Share	Options Outstanding	Expiration Date
$13.50	2,223	April 1, 2011
$15.00	10,001	May 7, 2011
Total	12,224

A summary of the unvested restricted class A common stock as of and for the three months ended March 31, 2011 was as follows:

	Restricted Class A Common Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2011	32,785	$5.67
Granted	300,000	2.29
Vested	(88,361)	2.62
Unvested at March 31, 2011	244,424	$2.65

A summary of the unvested restricted class A common stock as of and for the three months ended March 31, 2010 was as follows:

	Restricted Class A Common Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2010	79,023	$7.99
Granted	16,875	1.27
Vested	(29,485)	7.96
Unvested at March 31, 2010	66,413	$7.99

The total grant date fair value of restricted shares that vested during the three months ended March 31, 2011 and 2010 was $231,000 and $127,000, respectively.

Incentive Management Fee Grants

In addition to the equity interests detailed above, we may grant percentage interests in the incentive compensation received by us from certain of our investment management vehicles. As of March 31, 2011, we had granted 45% of the CTOPI incentive compensation to our employees.

CT Legacy REIT Incentive Awards Plan

As described in Note 1, incentive awards have been issued to certain of our senior level employees which entitle them to 6.75% of the total recovery (subject to certain caps) of our legacy assets, net of CT Legacy REIT’s obligations.

Note 18. Fair Values

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes our assets and liabilities, including those of CT Legacy REIT and our consolidated securitization vehicles, which are recorded at fair value as of March 31, 2011 (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Other	Significant
	Total	in Active	Observable	Unobservable
	Fair Value at	Markets	Inputs	Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:

Securitization vehicles' real estate held-for-sale	$8,055	$—	$—	$8,055

CT Legacy REIT's interest rate hedge liabilities	($7,518)	$—	($7,518)	$—
Securitization vehicles' interest rate hedge liabilities	($25,851)	$—	($25,851)	$—

Measured on a nonrecurring basis:

CT Legacy REIT's securities held-to-maturity (1)	$1,098	$—	$—	$1,098

CT Legacy REIT's impaired loans (2)
Senior mortgages	$15,038	$—	$—	$15,038
Subordinate interests in mortgages	39,880	—	—	39,880
Mezzanine loans	—	—	—	—
	$54,918	$—	$—	$54,918

Securitization vehicles' securities held-to-maturity (1)	$1,678	$—	$—	$1,678

Securitization vehicles' impaired loans (2)
Senior mortgages	$82,907	$—	$—	$82,907
Subordinate interests in mortgages	28,019	—	—	28,019
Mezzanine loans	125,828	—	—	125,828
	$236,754	$—	$—	$236,754

(1)	Securities which were other-than-temporarily impaired during the three months ended March 31, 2011.
(2)	Loans receivable against which we have recorded a provision for loan losses as of March 31, 2011.

The following methods and assumptions were used to estimate the fair value of each type of asset and liability which was recorded at fair value as of March 31, 2011:

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

Impaired securities: Securities which are other-than-temporarily impaired are generally valued by a combination of (i) obtaining assessments from third-party dealers and, (ii) in cases where such assessments are unavailable or, in the opinion of management, deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates. In the case of internal models, expected cash flows of each security are based on management’s assumptions regarding the collection of principal and interest on the underlying loans and securities. The table above includes only securities which were impaired during the three months ended March 31, 2011. Previously impaired securities have been subsequently adjusted for amortization, and are therefore no longer reported at fair value as of March 31, 2011.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

As of March 31, 2011, one of CT Legacy REIT’s securities was other-than-temporarily impaired and therefore reported at fair value. The dealer valuation obtained for the security was determined to not be indicative of fair value and, accordingly, was valued internally by discounting expected future cash flows. The security had a 1996 vintage and was rated “D” by Standard and Poor’s. This security was valued using a discount rate of 18%, resulting in a valuation equal to 40% of the face amount of the security.

As of March 31, 2011, one of our consolidated securitization vehicles’ securities was other-than-temporarily impaired and therefore reported at fair value. The dealer valuation obtained for the security was determined to not be indicative of fair value and, accordingly, was valued internally by discounting expected future cash flows. The security had a 2001 vintage and was rated “C” by Moody’s Investors Service and “D” by Fitch Ratings, Inc. The security was valued using a discount rate of 20%, resulting in a valuation equal to 19% of the face amount of the security.

Impaired loans: The loans identified for impairment are collateral dependant loans. Impairment on these loans is measured by comparing management’s estimation of fair value of the underlying collateral to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. The table above includes all impaired loans, regardless of the period in which impairment was recognized.

Additional details of CT Legacy REIT’s loans which were recorded at fair value as of March 31, 2011 are described below:

Senior mortgage loans: One of CT Legacy REIT’s senior mortgage loans with a principal balance of $25.1 million was reported at fair value as of March 31, 2011. This hotel loan has a maturity of September 2011 and a coupon of 2.0% per annum as of March 31, 2011.

Subordinate interests in mortgages: Four of CT Legacy REIT’s subordinate interests in mortgage loans with an aggregate principal balance of $113.8 million are reported at fair value as of March 31, 2011, including two hotel loans ($43.4 million), one office loan ($29.0 million), and one condominium loan ($41.4 million). These loans have a weighted average maturity of December 2012 and a weighted average coupon of 2.7% per annum as of March 31, 2011.

Mezzanine loans: Two of CT Legacy REIT’s mezzanine loans with an aggregate principal balance of $160.3 million are reported at fair value as of March 31, 2011, including one hotel loan ($152.3 million) and one office loan ($8.0 million). These loans have a weighted average maturity of May 2012 and a weighted average coupon of 3.3% per annum as of March 31, 2011.

Additional details of our consolidated securitization vehicles’ loans which were recorded at fair value as of March 31, 2011 are described below:

Senior mortgage loans: Two of our consolidated securitization vehicles’ senior mortgage loans with an aggregate principal balance of $133.2 million are reported at fair value as of March 31, 2011, which are both classified as mixed-use/other loan. The loans have a weighted average maturity of September 2011 and a weighted average coupon of 2.8% per annum as of March 31, 2011.

Subordinate interests in mortgages: Nine of our consolidated securitization vehicles’ subordinate interests in mortgage loans with an aggregate principal balance of $142.1 million are reported at fair value as of March 31, 2011, including three hotel loans ($61.2 million), three office loans ($60.7 million), one multifamily loan ($5.5 million), one retail loan ($4.5 million) and one mixed-use/other loan ($10.2 million). The loans have a weighted average maturity of October 2011 and a weighted average coupon of 3.0% per annum as of March 31, 2011.

Mezzanine loans: Three of our consolidated securitization vehicles’ mezzanine loans with an aggregate principal balance of $209.2 million are reported at fair value as of March 31, 2011, including two hotel loans ($188.5 million) and one retail loan ($20.7 million). The loans have a weighted average maturity of September 2011 and a weighted average coupon of 2.2% per annum as of March 31, 2011.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Loans	Real Estate
	Held-for-Sale	Held-for-Sale
December 31, 2010	$5,750	$8,055
Satisfactions	(5,750)	—
March 31, 2011	$—	$8,055

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

The following table details the carrying amount, face amount, and approximate fair value of the financial instruments described above:

Fair Value of Financial Instruments
(in thousands)	March 31, 2011			December 31, 2010
	Carrying Amount	Face Amount	Fair Value	Carrying Amount	Face Amount	Fair Value
Financial assets:
Cash and cash equivalents	$27,779	$27,779	$27,779	$24,449	$24,449	$24,449
Securities held-to-maturity	—	—	—	3,455	36,015	5,518
Loans receivable, net	86,570	86,570	81,320	606,318	979,057	499,176

CT Legacy REIT
Restricted cash	4,213	4,213	4,213	—	—	—
Securities held-to-maturity	3,577	35,777	3,676	—	—	—
Loans receivable, net	495,412	740,361	427,189	—	—	—

Securitization Vehicles
Securities held-to-maturity	490,242	584,534	476,232	504,323	594,434	475,272
Loans receivable, net	2,739,898	2,994,117	2,525,807	2,891,379	3,147,755	2,548,715

Financial liabilities:
Repurchase obligations	—	—	—	372,582	372,680	372,680
Senior credit facility	—	—	—	98,124	98,124	14,719
Junior subordinated notes	—	—	—	132,190	143,753	2,875
Secured notes	7,778	7,778	7,778	—	—	—
Participations sold	86,570	86,570	81,320	259,304	259,304	81,589

CT Legacy REIT
Repurchase obligations	304,750	304,750	304,750	—	—	—
Mezzanine loan	67,236	83,000	83,000	—	—	—
Participations sold	97,465	97,465	—	—	—	—

Securitization Vehicles
Securitized debt obligations	3,408,944	3,408,944	2,670,130	3,621,229	3,620,446	2,717,787

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

Securities held-to-maturity: These investments, other than securities that have been other-than-temporarily impaired, are recorded on a held-to-maturity basis and not at fair value. The fair values presented above have been estimated by a combination of (i) obtaining assessments from third party dealers and, (ii) in cases where such assessments are unavailable or, in the opinion of management, deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates. The expected cash flows of each security are based on management’s assumptions regarding the collection of principal and interest on the underlying loans and securities.

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

Secured notes: These notes are recorded at their total face balance and not at fair value. The face amount is considered to be a reasonable estimate of fair value as these notes were issued on March 31, 2011.

Participations sold: These liabilities are recorded at their amortized cost and not at fair value. The fair values presented above are consistent with those presented for the related loan assets.

Repurchase obligations: These facilities are recorded at their total face balance and not at fair value. The face amount is considered to be a reasonable estimate of fair value as these facilities were restructured on March 31, 2011.

Mezzanine loan: This instrument is recorded at its amortized cost and not at fair value. The face amount is considered to be a reasonable estimate of fair value as this loan was originated on March 31, 2011.

Securitized debt obligations: These obligations are recorded at the face value of outstanding obligations to third parties and not at fair value. The fair values presented above have been estimated by obtaining assessments from third party dealers.

Note 19. Supplemental Disclosures for Consolidated Statements of Cash Flows

As described in Note 2, our financial statements include eleven consolidated securitization vehicles. The consolidation of these entities has materially impacted our statement of cash flows, primarily the amounts reported as principal collections of loans and repayments of securitized debt obligations. Notwithstanding the gross presentation on our consolidated statement of cash flows, the consolidation of these entities has no impact on our net cash flow.

Interest paid on our outstanding debt obligations during the three months ended March 31, 2011 and 2010 was $27.4 million and $28.6 million, respectively. The difference between interest expense on our consolidated statement of operations and interest paid is primarily due to non-cash interest expense recorded on loan participations sold, as well as amortization of discounts on our debt obligations.

Net taxes paid by us during the three months ended March 31, 2011 were $410,000 and taxes recovered by us for the three months ended March 31, 2010 were $132,000.

Note 20. Transactions with Related Parties

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

WRBC beneficially owned approximately 17.3% of our outstanding common stock and stock units as of May 5, 2011, and a member of our board of directors is an employee of WRBC. In addition, a wholly-owned subsidiary of WRBC is an investor in Five Mile and certain private funds under its management. As discussed in Notes 1 and 10, Five Mile provided an $83.0 million mezzanine loan to CT Legacy REIT in connection with our March 2011 restructuring.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

In July 2008, CTOPI, a private equity fund that we manage, held its final closing completing its capital raise with $540 million total equity commitments. EGI-Private Equity II, L.L.C., an affiliate under common control of the chairman of our board of directors, owns a 3.7% limited partner interest in CTOPI. During the three months ended March 31, 2011, we recorded $697,000 of fees from CTOPI, $28,000 of which were attributable to EGI Private Equity II, L.L.C.

CTOPI has purchased $75.5 million face value of our CT CDO notes in the open market for $40.4 million. These purchases were from third parties, and were not sold by us.

Note 21. Segment Reporting

We operate in two reportable segments. We have an internal information system that produces performance and asset data for our two segments along service lines.

The Balance Sheet Investment segment includes our consolidated portfolio of interest earning assets and the financing thereof. The Investment Management segment includes the investment management activities of our wholly-owned investment management subsidiary, CT Investment Management Co., LLC, or CTIMCO, and its subsidiaries, as well as our co-investments in investment management vehicles. CTIMCO is a taxable REIT subsidiary and serves as the investment manager of Capital Trust, Inc., all of our investment management vehicles and CT CDOs, and serves as senior servicer and special servicer for certain of our investments and for third parties.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the three months ended, and as of, March 31, 2011 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other investments:
Interest and related income	$36,991	$—	$—	$36,991
Less: Interest and related expenses	26,247	—	—	26,247
Income from loans and other investments, net	10,744	—	—	10,744

Other revenues:
Management fees from affiliates	—	2,015	(435)	1,580
Servicing fees	—	532	(222)	310
Total other revenues	—	2,547	(657)	1,890

Other expenses:
General and administrative	4,504	6,211	(435)	10,280
Servicing fee expense	222	—	(222)	—
Total other expenses	4,726	6,211	(657)	10,280

Total other-than-temporary impairments of securities	(4,933)	—	—	(4,933)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	(3,271)	—	—	(3,271)
Net impairments recognized in earnings	(8,204)	—	—	(8,204)

Recovery of provision for loan losses	9,161	—	—	9,161
Gain on extinguishment of debt	250,040	—	—	250,040
Income from equity investments	—	955	—	955
Income (loss) before income taxes	257,015	(2,709)	—	254,306
Income tax provision	332	57	—	389
Net income (loss)	$256,683	($2,766)	$—	$253,917

Less: Net loss attributable to noncontrolling interests	668	—	—	668

Net income (loss) attributable to Capital Trust, Inc.	$257,351	($2,766)	$—	$254,585

Total assets	$3,886,926	$7,655	($3,461)	$3,891,120

All revenues were generated from external sources within the United States. The Investment Management segment earned fees of $435,000 for management of the Balance Sheet Investment segment and $222,000 for serving as collateral manager of the four CT CDOs consolidated under our Balance Sheet Investment segment.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the three months ended, and as of, March 31, 2010 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other investments:
Interest and related income	$39,978	$—	$—	$39,978
Less: Interest and related expenses	31,252	—	—	31,252
Income from loans and other investments, net	8,726	—	—	8,726

Other revenues:
Management fees from affiliates	—	3,501	(485)	3,016
Servicing fees	—	1,756	(245)	1,511
Total other revenues	—	5,257	(730)	4,527

Other expenses:
General and administrative	1,858	3,369	(485)	4,742
Servicing fee expense	245	—	(245)	—
Total other expenses	2,103	3,369	(730)	4,742

Total other-than-temporary impairments of securities	(35,987)	—	—	(35,987)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	16,164	—	—	16,164
Net impairments recognized in earnings	(19,823)	—	—	(19,823)

Provision for loan losses	(52,217)	—	—	(52,217)
Income from equity investments	—	370	—	370
(Loss) income before income taxes	(65,417)	2,258	—	(63,159)
Income tax provision	14	279	—	293
Net (loss) income	($65,431)	$1,979	$—	($63,452)

Total assets	$4,562,846	$11,310	($2,172)	$4,571,984

All revenues were generated from external sources within the United States. The Investment Management segment earned fees of $485,000 for management of the Balance Sheet Investment segment and $245,000 for serving as collateral manager of the four CT CDOs consolidated under our Balance Sheet Investment segment.

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

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires our management to make estimates and assumptions with regard to the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. There have been no material changes to our Critical Accounting Policies described in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011.

March 2011 Restructuring
On March 31, 2011, we restructured, amended, or extinguished all of our outstanding recourse debt obligations, which we refer to as our March 2011 restructuring. Our March 2011 restructuring involved: (i) the contribution of certain of our legacy assets to a newly formed subsidiary, CT Legacy REIT Mezz Borrower, Inc., or CT Legacy REIT, (ii) the assumption of our legacy repurchase obligations by CT Legacy REIT, and (iii) the extinguishment of the remainder of our recourse obligations, our senior credit facility and junior subordinated notes. The restructuring was financed with a new $83.0 million mezzanine loan obtained from an affiliate of Five Mile Capital Partners LLC, or Five Mile, by CT Legacy REIT, and the issuance of equity interests in CT Legacy REIT to our former junior subordinated noteholders and former lenders under our senior credit facility, as well as to an affiliate of Five Mile.

Capital Trust, Inc.

Following the completion of our March 2011 restructuring, we no longer have any recourse debt obligations, and retain unencumbered ownership of 100% of (i) our investment management platform, CT Investment Management Co., LLC, (ii) our co-investment in CT Opportunity Partners I, LP, (iii) our residual ownership interests in CT CDOs I, II, and IV, and (iv) our tax-basis net operating losses. Furthermore, we have a 52% equity interest in CT Legacy REIT. Our economic interest in CT Legacy REIT is, however, subject to (i) the secured notes, (ii) incentive awards that provide for the participation in our retained equity interests in CT Legacy REIT, and (iii) the subordinate common stock of CT Legacy REIT owned by our former junior subordinate noteholders, all of which are further described in Note 1 to our consolidated financial statements.

In addition to our interest in the common stock of CT Legacy REIT, we also own 100% of its class A preferred stock. The class A preferred stock initially entitles us to cumulative preferred dividends of $7.5 million per annum, which dividends will be reduced in 2013 as the CT Legacy REIT portfolio assets repay or are sold.

CT Legacy REIT

In connection with the restructuring, we transferred substantially all of our directly held interest earning assets to CT Legacy REIT. The transferred assets included: (i) all of the loans and securities which serve as collateral for the legacy repurchase obligations, except for certain subordinate interests in CT CDOs I and II, (ii) our subordinate interests in CT CDO III, and (iii) 100% of our previously unencumbered loans and securities, which we collectively refer to as our Legacy Assets.

CT Legacy REIT, which will be taxed as a REIT commencing in 2011, is owned 52% by us, 24% by an affiliate of Five Mile, and 24% by the former lenders under our senior credit facility. In addition, the former holders of our junior subordinated notes received a subordinate class of common stock of CT Legacy REIT, which is described in Note 1 to our consolidated financial statements. Capital Trust, Inc. will manage CT Legacy REIT and the Legacy Assets as a liquidating portfolio.

Principles of Consolidation and Balance Sheet Presentation
The accompanying financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, and variable interest entities, or VIEs, in which we are the primary beneficiary, prepared in accordance with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation.

Index

Our consolidated balance sheets separately present: (i) our direct assets and liabilities, (ii) the direct assets and liabilities of CT Legacy REIT, and (iii) the assets and liabilities of consolidated securitization vehicles, some of which are subsidiaries of CT Legacy REIT. Assets of all consolidated VIEs can generally only be used to satisfy the obligations of those VIEs, and the liabilities of consolidated VIEs are non-recourse to us. Similarly, the following discussion separately describes (i) our direct assets and liabilities, (ii) the direct assets and liabilities of CT Legacy REIT, and (iii) the assets and liabilities of consolidated securitization vehicles, some of which are subsidiaries of CT Legacy REIT.

Adjusted Balance Sheet and Operating Results
We believe that our adjusted balance sheet and operating results provide meaningful information to consider, in addition to our consolidated balance sheet and statement of operations prepared in accordance with GAAP, because these measures help us to evaluate our financial position and performance without the effects of certain transactions and GAAP adjustments that are not necessarily indicative of our current investment portfolio, capitalization, or shareholders’ equity.

We believe that the accounting for loan participations sold as well as the consolidation of VIEs, in particular the consolidation of non-recourse securitization vehicles, while in accordance with GAAP, has resulted in a presentation of gross assets and liabilities, provisions/impairments, and operations being recorded in excess of our economic interests in such entities. Accordingly, our adjusted balance sheet and operating results (i) eliminate loan participations sold, and (ii) deconsolidate securitization vehicles which are presented gross in accordance with GAAP, and show instead our cash investment in these non-recourse entities, adjusted for losses expected or incurred, and the cash income earned thereon. Due to the non-recourse nature of these entities, our investment amount as well as our income cannot be less than zero on a cash basis. In addition, we separately show our financial position and operations from those of CT Legacy REIT.

Adjusted Balance Sheet

Our adjusted balance sheet is not an alternative or substitute for our consolidated balance sheet prepared in accordance with GAAP as a measure of our financial position. Rather, we believe that our adjusted balance sheet is an additional measure that helps us analyze our business. Our adjusted balance sheet should not be viewed as an alternative measure of shareholders’ equity, and we may not prepare our adjusted balance sheet in the same manner as other companies that use a similarly titled measure.

Index

The following table details the transition from our consolidated balance sheet prepared in accordance with GAAP to the adjusted balance sheets of CT Legacy REIT and us, as of March 31, 2011:

Adjusted Balance Sheet Transition as of March 31, 2011
(in thousands)			Adjusted Balance Sheet
	Consolidated GAAP	Deconsolidation &	CT Legacy	Capital
	Capital Trust, Inc.	Eliminations (1)(2)	REIT	Trust, Inc.
Assets
Cash and cash equivalents	$27,779	$—	$—	$27,779
Loans receivable, net	86,570	(86,570)	—	—
Equity investments in unconsolidated subsidiaries	9,519	—	—	9,519
Investment in CT Legacy REIT	—	70,703	—	70,703
Deferred income taxes	658	—	—	658
Prepaid expenses and other assets	2,263	—	—	2,263
Subtotal	126,789	(15,867)	—	110,922

Assets of Consolidated VIEs
CT Legacy REIT, Excluding Securitization Vehicles
Restricted cash	4,213	—	4,213	—
Securities held-to-maturity	3,577	26,431	30,008	—
Loans receivable, net	495,412	—	495,412	—
Accrued interest receivable and other assets	10,149	—	10,149	—
Subtotal	513,351	26,431	539,782	—

Assets of consolidated securitization vehicles	3,250,980	(3,250,980)	—	—

Total assets	$3,891,120	($3,240,416)	$539,782	$110,922

Liabilities & Shareholders' Equity
Accounts payable and accrued expenses	$5,727	$—	$—	$5,727
Secured notes	7,778	—	—	7,778
Participations sold	86,570	(86,570)	—	—
Subtotal	100,075	(86,570)	—	13,505

Non-Recourse Liabilities of Consolidated VIEs
CT Legacy REIT, Excluding Securitization Vehicles
Accounts payable and accrued expenses	65	—	65	—
Repurchase obligations	304,750	—	304,750	—
Mezzanine loan, net of amortized discount	67,236	—	67,236	—
Participations sold	97,465	(97,465)	—	—
Interest rate hedge liabilities	7,518	—	7,518	—
Subtotal	477,034	(97,465)	379,569	—

Liabilities of consolidated securitization vehicles	3,438,345	(3,438,345)	—	—

Total liabilities	4,015,454	(3,622,380)	379,569	13,505

Total equity	(111,043)	368,673	160,213	97,417

Noncontrolling interests	(13,291)	13,291	—	—

Total liabilities and shareholders' equity	$3,891,120	($3,240,416)	$539,782	$110,922

Capital Trust, Inc. book value/adjusted book value per share:
Basic	($4.88)			$4.28
Diluted	($4.88)			$3.93

(1)
All securitization vehicles have been deconsolidated and reported at our cash investment amount, adjusted for current losses relative to our equity investment in each vehicle. Due to the non-recourse nature of these entities, our investment cannot be less than zero on a cash basis. See note 11 to our consolidated financial statements for discussion of consolidated securitization vehicles.

(2)
Loan participations which have been sold to third-parties, and did not qualify for sale accounting, have been eliminated. See Note 8 to our consolidated financial statements for discussion of loan participations sold.

Index

Adjusted Operating Results

Our adjusted earnings is not an alternative or substitute for net income as a measure of our performance. Rather, we believe that adjusted earnings is an additional measure that helps us analyze our performance. Adjusted earnings should not be viewed as an alternative measure of either our operating liquidity, or funds available for our cash needs. In addition, we may not calculate adjusted earnings in the same manner as other companies that use a similarly titled measure. The following table details the transition from our consolidated statement of operations prepared in accordance with GAAP to the adjusted operating results of CT Legacy REIT and us, for the three months ended March 31, 2011:

Adjusted Income Statement Transition for the Three Months Ended March 31, 2011
(in thousands)			Adjusted Income Statement
	Consolidated GAAP	Deconsolidation &	CT Legacy	Capital
	Capital Trust, Inc.	Eliminations (1)(2)	REIT	Trust, Inc.

Income from loans and other investments:
Interest and related income	$36,991	($28,238)	$—	$8,753
Less: Interest and related expenses	26,247	(22,306)	74	3,867
Income from loans and other investments, net	10,744	(5,932)	(74)	4,886

Other revenues:
Management fees from affiliates	1,580	—	—	1,580
Servicing fees	310	223	—	533
Total other revenues	1,890	223	—	2,113

Other expenses:
General and administrative	10,280	(270)	1,310	8,700
Total other expenses	10,280	(270)	1,310	8,700

Total other-than-temporary impairments on securities	(4,933)	4,920	—	(13)
Portion of other-than-temporary impairments on securities recognized in other comprehensive income	(3,271)	1,631	—	(1,640)
Net impairments recognized in earnings	(8,204)	6,551	—	(1,653)

Recovery of provision for loan losses	9,161	(1,247)	—	7,914
Gain on extinguishment of debt	250,040	(75,194)	—	174,846
Income from equity investments	955	—	—	955
Loss from CT Legacy REIT	—	—	—	(715)
Income (loss) before income taxes	254,306	(75,329)	(1,384)	179,646

Income tax provision	389	—	—	389

Net income (loss) before noncontrolling interests	253,917	(75,329)	(1,384)	179,257

Less: Net loss attributable to noncontrolling interests	668	(668)	—	—

Net income (loss)	$254,585	($75,997)	($1,384)	$179,257

Earnings/adjusted earnings per share:
Basic	$11.35			$7.99
Diluted	$11.04			$7.77

(1)
All securitization vehicles have been deconsolidated; adjusted balances include only cash income received from such vehicles. Due to the non-recourse nature of these entities, our income cannot be less than zero on a cash basis. See note 11 to our consolidated financial statements for discussion of consolidated securitization vehicles.

(2)
Loan participations which have been sold to third-parties, which did not qualify for sale accounting, have been eliminated. See Note 8 to our consolidated financial statements for discussion of loan participations sold.

Index

Discussion of Operations

Originations
We have historically allocated investment opportunities between our balance sheet and investment management vehicles based upon our assessment of risk and return profiles, the availability and cost of capital, and applicable regulatory restrictions associated with each opportunity. The restructuring of our recourse secured and unsecured debt obligations in 2009 included covenants that required us to effectively cease our balance sheet investment activities. With the consummation of our March 2011 restructuring, as discussed in Note 1 to our consolidated financial statements, these negative covenants have been eliminated. We will continue to carry out investment activities for our investment management vehicles, consistent with our previous strategies and investment mandates for each respective vehicle.

The table below summarizes our total originations and the allocation of opportunities between our balance sheet and investment management business for the three months ended March 31, 2011 and for the year ended December 31, 2010.

Originations(1)
(in millions)	Three months ended March 31, 2011	Year ended December 31, 2010
Balance sheet	$―	$―
Investment management	16	306
Total originations	$16	$306

(1)	Includes total commitments, both funded and unfunded, net of any related purchase discounts.

Balance Sheet Investments
Our balance sheet investments include various types of commercial mortgage backed securities and collateralized debt obligations, or Securities, and commercial real estate loans and related instruments, or Loans, all of which are assets of either CT Legacy REIT or consolidated securitization vehicles. We collectively refer to these as Interest Earning Assets. The table below shows our Interest Earning Assets as of March 31, 2011 and December 31, 2010.

Interest Earning Assets
(in millions)	March 31, 2011		December 31, 2010
	Book Value	Yield(1)	Book Value	Yield(1)
Securities held-to-maturity	$—	—	$3	10.54%
Loans receivable, net (2)	—	—	519	4.09
Loans held-for-sale, net	—	—	6	—
Subtotal / Weighted Average	$—	—	$528	4.08%

Consolidated VIE Assets
CT Legacy REIT
Securities held-to-maturity	$4	9.96%	$—	—
Loans receivable, net (2)	495	4.22	—	—
Subtotal / Weighted Average	$499	4.27%	$—	—

Securitization Vehicles
Securities held-to-maturity	$490	7.05%	$504	6.97%
Loans receivable, net	2,740	2.29	2,891	2.27
Subtotal / Weighted Average	$3,230	3.01%	$3,395	2.97%

Total / Weighted Average	$3,729	3.18%	$3,923	3.12%

(1)	Yield on floating rate assets assumes LIBOR of 0.24% and 0.26% at March 31, 2011 and December 31, 2010, respectively.
(2)
Excludes loan participations sold with a net book value of $86.6 million and $86.8 million as of March 31, 2011 and December 31, 2010, respectively. These participations are net of $97.5 million and $172.5 million of provisions for loan losses as of March 31, 2011 and December 31, 2010, respectively.

In addition to our investments in Interest Earning Assets, we also hold equity investments in unconsolidated subsidiaries, which represent our co-investments in private equity funds that we manage. As of March 31, 2011, this balance primarily relates to one such fund, CT Opportunity Partners I, LP, or CTOPI.

Index

The table below details the book value of our equity investments in unconsolidated subsidiaries, as of March 31, 2011 and December 31, 2010.

Equity Investments
(in thousands)	March 31, 2011	December 31, 2010

CTOPI	$9,518	$8,931
Capitalized costs/other	1	1
Total	$9,519	$8,932

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

As of March 31, 2011, there were significant differences between the estimated fair value and the book value of some of the Securities in our portfolio. We believe these differences to be related to the current market dislocation and a general negative bias against structured financial products and not reflective of a change in cash flow expectations from these securities. Accordingly, we have not recorded any additional other-than-temporary impairments against such Securities.

Index

The table below details the overall credit profile of CT Legacy REIT’s Interest Earning Assets, excluding those held by consolidated securitization trusts, which includes: (i) Loans against which we have recorded a provision for loan losses, or reserves, (ii) Securities which have been other-than-temporarily impaired, and (iii) Loans and Securities that are categorized as Watch List Assets, which are currently performing but pose a higher risk of non-performance and/or loss. We actively monitor and manage Watch List Assets to mitigate these risks in our portfolio.

Portfolio Performance - CT Legacy REIT (1)
(in millions, except for number of investments)	March 31, 2011	December 31, 2010 (2)

Interest earning assets, CT Legacy REIT ($ / #)	$499 / 34	$528 / 38

Impaired Loans (3)
Performing loans ($ / #)	$40 / 5	$59 / 7
Non-performing loans ($ / #)	$15 / 2	$21 / 3
Total ($ / #)	$55 / 7	$80 / 10
Percentage of interest earning assets	11.0%	15.2%

Impaired Securities (3) ($ / #)	$2 / 6	$2 / 6
Percentage of interest earning assets	0.5%	0.4%

Watch List Assets (4)
Watch list loans ($ / #)	$161 / 10	$158 / 9
Watch list securities ($ / #)	$1 / 1	$1 / 1
Total ($ / #)	$162 / 11	$159 / 10
Percentage of interest earning assets	32.5%	30.1%

(1)	Portfolio statistics exclude loan participations sold, but includes loans held-for-sale.
(2)	Balances as of December 31, 2010 represent the portfolio performance when it was held directly by Capital Trust, Inc., before transfer to CT Legacy REIT.
(3)	Amounts represent net book value after provisions for loan losses, valuation allowances on loans-held-for-sale and other-than-temporary impairments of securities.
(4)	Watch List Assets exclude Loans against which we have recorded a provision for loan losses or valuation allowance, and Securities which have been other-than-temporarily impaired.

Index

The table below details the overall credit profile of Interest Earning Assets held in consolidated securitization trusts, which includes: (i) Loans where we have foreclosed upon the underlying collateral and own an equity interest in real estate, (ii) Loans against which we have recorded a provision for loan losses, or reserves, (iii) Securities which have been other-than-temporarily impaired, and (iv) Loans and Securities that are categorized as Watch List Assets, which are currently performing but pose a higher risk of non-performance and/or loss. We actively monitor and manage Watch List Assets to mitigate these risks in our portfolio.

Portfolio Performance - Consolidated Securitization Vehicles
(in millions, except for number of investments)	March 31, 2011	December 31, 2010

Interest earning assets of consolidated securitization vehicles ($ / #)	$3,230 / 147	$3,395 / 151

Real estate owned ($ / #)	$8 / 1	$8 / 1
Percentage of interest earning assets	0.2%	0.2%

Impaired Loans (1)
Performing loans ($ / #)	$168 / 7	$168 / 7
Non-performing loans ($ / #)	$69 / 7	$69 / 7
Total ($ / #)	$237 / 14	$237 / 14
Percentage of interest earning assets	7.3%	7.0%

Impaired Securities (1) ($ / #)	$8 / 11	$14 / 11
Percentage of interest earning assets	0.3%	0.4%

Watch List Assets (2)
Watch list loans ($ / #)	$513 / 12	$514 / 12
Watch list securities ($ / #)	$65 / 9	$65 / 9
Total ($ / #)	$578 / 21	$579 / 21
Percentage of interest earning assets	17.9%	17.1%

(1)	Amounts represent net book value after provisions for loan losses, valuation allowances on loans-held-for-sale and other-than-temporary impairments of securities.
(2)	Watch List Assets exclude Loans against which we have recorded a provision for loan losses or valuation allowances, and Securities which have been other-than-temporarily impaired.

The ratings performance of our Securities portfolio, including securities held by consolidated VIEs, over the three months ended March 31, 2011 and the year ended December 31, 2010 is detailed below:

Rating Activity(1)
	Three months ended March 31, 2011	Year ended December 31, 2010
Securities Upgraded	2	2
Securities Downgraded	2	28

(1)	Represents activity from any of Fitch Ratings, Standard & Poor’s or Moody’s Investors Service.

Capitalization

We capitalize our business with a combination of debt and equity. On March 31, 2011, we restructured, amended, or extinguished all of our outstanding recourse debt obligations, which involved: (i) the assumption of our legacy repurchase obligations by CT Legacy REIT, and (ii) the extinguishment of the remainder of our recourse obligations, our senior credit facility and junior subordinated notes. The restructuring was financed with a new $83.0 million mezzanine loan to CT Legacy REIT. See Note 1 to our consolidated financial statements for further discussion of our March 2011 restructuring.

As of March 31, 2011, our consolidated debt obligations, which we collectively refer to as Interest Bearing Liabilities, include (i) our secured notes, which are non-recourse to us and only secured by certain of our equity interests in CT Legacy REIT, (ii) CT Legacy REIT’s repurchase obligations and mezzanine loan, which are non-recourse to us, and (iii) non-recourse securitized debt obligations of consolidated securitization vehicles. Our equity capital is currently comprised entirely of common stock.

Index

The table below describes our Interest Bearing Liabilities as well as those of CT Legacy REIT and our consolidated securitization vehicles, as of March 31, 2011 and December 31, 2010:

Interest Bearing Liabilities(1)
(Principal balance, in millions)	March 31, 2011	December 31, 2010

Recourse debt obligations

Secured credit facilities
Repurchase obligations	$—	$373
Senior credit facility	—	98
Subtotal	—	471

Unsecured credit facilities
Junior subordinated notes	—	144
Total recourse debt obligations	$—	$615

Weighted average effective cost of debt (2) (3)	N/A	3.25%

Non-Recourse debt obligations
Capital Trust, Inc.
Secured notes	$8	$—

Weighted average effective cost of Capital Trust, Inc. debt	8.19%	N/A

CT Legacy REIT
Repurchase obligations	$305	$—
Mezzanine loan	83	—
Total CT Legacy REIT debt obligations	$388	$—

Weighted average effective cost of CT Legacy REIT debt (2) (4)	6.07%	N/A

Consolidated Securitization Vehicles
CT collateralized debt obligations	$924	$982
Other consolidated securitization vehicles	2,484	2,639
Total securitization vehicles debt obligations	$3,408	$3,621

Weighted average effective cost of securitization vehicles debt (2) (5)	1.36%	1.34%

Total interest bearing liabilities	$3,796	$4,236

Shareholders' deficit	($111)	($411)

(1)	Excludes loan participations sold.
(2)	Floating rate debt obligations assume LIBOR of 0.24% and 0.26% at March 31, 2011 and December 31, 2010, respectively.
(3)
Including the impact of interest rate hedges with an aggregate notional balance of $64.1 million as of December 31, 2010, the effective all-in cost of our recourse debt obligations would be 3.77% per annum.

(4)
Including the impact of interest rate hedges with an aggregate notional balance of $61.1 million as of March 31, 2011, the effective all-in cost of CT Legacy REIT’s debt obligations would be 6.85% per annum.

(5)	Including the impact of interest rate hedges with an aggregate notional balance of $337.9 million as of March 31, 2011 and $339.7 million as of December 31, 2010, the effective all-in cost of our consolidated securitization vehicles’ debt obligations would be 1.83% and 1.78% per annum, respectively.

Secured Notes

In conjunction with the satisfaction of the senior credit facility and the junior subordinated notes, a wholly-owned subsidiary issued secured notes to our former creditors, which secured notes are not recourse to us. The secured notes have an aggregate initial face balance of $7.8 million and are secured by 93.5% of our equity interests in CT Legacy REIT, which represents 48.3% of the total common stock of CT Legacy REIT. The secured notes mature on March 31, 2016 and bear interest at a rate of 8.2% per annum, which interest may be deferred until maturity. All dividends we receive from our equity interests in the common stock of CT Legacy REIT which serve as collateral under the secured notes must be used to pay, or prepay, interest and principal due thereunder. Any prepayment, or partial prepayment, of the secured notes will incur a prepayment premium resulting in a total payment of principal and interest under the secured notes of $11.7 million.

Index

Repurchase Obligations

As of March 31, 2011, CT Legacy REIT was party to three repurchase obligations, which are non-recourse to us, with an aggregate outstanding balance of $304.8 million and an all-in cost of LIBOR plus 2.38% per annum (2.62% at March 31, 2011).

See Note 10 to our consolidated financial statements for additional discussion of the terms of CT Legacy REIT’s repurchase obligations.

Mezzanine Loan

CT Legacy REIT entered into an $83.0 million mezzanine loan with Five Mile that carries a 15.0% per annum interest rate, of which 7.0% per annum may be deferred, and that matures on March 31, 2016. The mezzanine loan is not recourse to Capital Trust, Inc. except for certain limited non-recourse, “bad boy” carve outs.

See Note 10 to our consolidated financial statements for additional discussion of the terms of CT Legacy REIT’s mezzanine loan.

Securitized Debt Obligations

Non-recourse debt obligations of consolidated securitization vehicles include our four CT CDOs, as well as securities issued by other consolidated securitization vehicles which are not sponsored by us.

These consolidated non-recourse securitized debt obligations are described below:

Non-Recourse Securitized Debt Obligations
(in millions)	March 31, 2011		December 31, 2010
	Book Value	All-in Cost(1)	Book Value	All-in Cost(1)

CT CDOs
CT CDO I	$176	1.02%	$200	0.96%
CT CDO II	237	1.09	262	1.06
CT CDO III	238	5.16	240	5.16
CT CDO IV	273	1.07	281	1.04
Total CT CDOs	$924	2.12%	$983	2.03%

Other securitization vehicles
GMACC 1997-C1	$92	7.11%	$97	7.12%
GSMS 2006-FL8A	111	0.84	126	0.81
JPMCC 2005-FL1A	93	0.81	96	0.82
MSC 2007-XLFA	671	0.49	751	0.49
MSC 2007-XLCA	477	1.59	522	1.52
CSFB 2006-HC1	1,041	0.75	1,046	0.77
Total other securitization vehicles	$2,485	1.08%	$2,638	1.08%

Total non-recourse debt obligations	$3,409	1.36%	$3,621	1.34%

(1)	Includes amortization of premiums and issuance costs of CT CDOs. Floating rate debt obligations assume LIBOR of 0.24% and 0.26% at March 31, 2011 and December 31, 2010, respectively.

Shareholders’ Equity

We did not issue any new shares of class A common stock during the three months ended March 31, 2011. Changes in the number of outstanding shares during the three months ended March 31, 2011 resulted from restricted common stock grants, forfeitures and vesting, as well as stock unit grants.

Index

The following table calculates our book value per share as of March 31, 2011 and December 31, 2010:

Shareholders' Equity
	March 31, 2011	December 31, 2010

Book value (in millions)	($111)	($411)
Shares:
Class A common stock	21,924,849	21,916,716
Restricted common stock	319,424	32,785
Stock units	506,804	485,399
Warrants & Options(1)	—	—
Total	22,751,077	22,434,900
Book value per share	($4.88)	($18.33)

(1)
Excludes shares issuable upon the exercise of outstanding warrants and options. These shares are not dilutive as of both March 31, 2011 and December 31, 2010 because an increase in shares would decrease our book deficit per share.

As of March 31, 2011, there were 22,244,273 shares of our class A common stock and restricted common stock outstanding. There were also outstanding warrants to purchase 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share. The warrants will become exercisable on March 16, 2012 and expire on March 16, 2019, and may be exercised through a cashless exercise.

In addition, the equity section of our consolidated balance sheet includes amounts attributable to noncontrolling interests. Noncontrolling interests represents the equity interests in CT Legacy REIT not owned by us, and is currently a deficit on a consolidated basis due to losses recognized on loans in securitization vehicles in excess of CT Legacy REIT’s investment in such entities. As these excess losses are reversed and CT Legacy REIT generates earnings, the noncontrolling interests will be adjusted to reflect the value of CT Legacy REIT’s net assets not owned by us.

Other Balance Sheet Items
Participations sold represent interests in certain loans that we originated and subsequently sold to one of our investment management vehicles or to third parties. We present these participations sold as both assets and non-recourse liabilities because these arrangements do not qualify as sales under GAAP. We have no economic exposure to these liabilities in excess of the value of the assets sold. As of March 31, 2011, we had three such participations sold with a total gross book value of $184.0 million, one of which was transferred to CT Legacy REIT in conjunction with our March 2011 restructuring.

The income earned on these loans is recorded as interest income and an identical amount is recorded as interest expense on our consolidated statements of operations. Generally, participations sold are recorded as assets and liabilities in equal amounts on our consolidated balance sheet. We have previously recorded a $75.0 million provision for loan losses against one of our participations sold assets, however the associated liability had not historically been adjusted because we were prohibited by GAAP from reducing its book value until the loan asset was contractually extinguished. In January 2011, this loan was restructured resulting in a termination of the participation agreement, and recognition of a $75.0 million gain on extinguishment of the participation sold debt.

As of March 31, 2011, we have recorded a $97.5 million provision for loan losses against one of our participations sold assets, resulting in a net book value of $86.6 million as of March 31, 2011. The associated liabilities have not been adjusted as of March 31, 2011, and will not be eliminated until the loan is contractually extinguished, at which time we will record a gain of $97.5 million.

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

Index

Our counterparties in these transactions are large financial institutions and we are dependent upon the financial health of these counterparties and a functioning interest rate derivative market in order to effectively execute our hedging strategy.

The table below details our interest rate exposure as of March 31, 2011 and December 31, 2010:

Interest Rate Exposure
(in millions)	March 31, 2011	December 31, 2010
Value exposure to interest rates(1)
Fixed rate assets	$866	$898
Fixed rate debt	(432)	(493)
Interest rate swaps	(402)	(404)
Net fixed rate exposure	$32	$1
Weighted average coupon (fixed rate assets)	7.14%	7.18%

Cash flow exposure to interest rates(1)
Floating rate assets	$3,392	$3,616
Floating rate debt less cash	(3,340)	(3,717)
Interest rate swaps	402	404
Net floating rate exposure	$454	$303
Weighted average coupon (floating rate assets) (2)	2.15%	2.13%

Net income impact from 100 bps change in LIBOR	$4.5	$3.0

(1)	All values are in terms of face or notional amounts, and include loans classified as held-for-sale.
(2)	Weighted average coupon assumes LIBOR of 0.24% and 0.26% at March 31, 2011 and December 31, 2010, respectively.

Investment Management Overview
In addition to our balance sheet investment activities, we act as an investment manager for third parties and as special servicer for certain of our loan investments, as well as for third-parties. The table below details investment management and special servicing fee revenue generated by our wholly-owned, taxable, investment management subsidiary, CT Investment Management Co., LLC, or CTIMCO, for the three months ended March 31, 2011 and 2010:

Investment Management Revenues
(in thousands)	March 31, 2011	March 31, 2010

Fees generated as:
Public company manager (1)	$435	$485
Private equity manager	1,580	3,016
CDO collateral manager	213	245
Special servicer	319	1,511
Total fees	$2,547	$5,257

Eliminations (2)	(657)	(730)

Total fees, net	$1,890	$4,527

(1)
Public company management fees are offset by special servicing and CDO collateral management fees generated by our balance sheet portfolio. Gross public company management fees were $875,000 for the three months ended March 31, 2011 and 2010, offset by an aggregate $440,000 and $390,000 of such fees, respectively.

(2)	Fees received by CTIMCO from Capital Trust, Inc., or other consolidated subsidiaries, have been eliminated in consolidation.

We have developed our investment management business in order to create operating leverage within our platform, generating fee revenue from investing third party capital and, in certain instances, earning co-investment income. Our active investment management mandates are described below:

•
CT High Grade Partners II, LLC, or CT High Grade II, is currently investing capital. The fund closed in June 2008 with $667 million of commitments from two institutional investors. Currently, $160 million of committed equity remains undrawn. In May 2010, the fund’s investment period was extended to May 30, 2011. The fund targets senior debt opportunities in the commercial real estate sector and does not employ leverage. We earn a base management fee of 0.40% per annum on invested capital.

Index

•
CT Opportunity Partners I, LP, or CTOPI, is currently investing capital. The fund held its final closing in July 2008 with $540 million in total equity commitments from 28 institutional and individual investors. Currently, $322 million of committed equity remains undrawn. We have a $25 million commitment to invest in the fund ($10 million currently funded, $15 million unfunded) and entities controlled by the chairman of our board of directors have committed to invest $20 million. In May 2010, the fund’s investment period was extended to December 13, 2011. The fund targets opportunistic investments in commercial real estate, specifically high yield debt, equity and hybrid instruments, as well as non-performing and sub-performing loans and securities. We earn base management fees of 1.3% per annum of invested capital, as well as net incentive management fees of 17.7% of profits after a 9% preferred return and a 100% return of capital.

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

The table below provides additional information regarding the three private equity funds and one separate account we managed as of March 31, 2011.

Investment Management Mandates, as of March 31, 2011
(in millions)
					Base	Incentive
		Total	Total Capital	Co-	Management	Management
	Type	Investments(1)	Commitments	Investment %	Fee	Fee
Investing:
CT High Grade II	Fund	$505	$667	—	0.40% (Assets)	N/A
CTOPI	Fund	279	540	4.63%(2)	1.28% (Assets)	(3)

Liquidating:
CT High Grade	Sep. Acc.	322	350	—	0.25% (Assets)	N/A
CT Large Loan	Fund	174	325	—(4)	0.75% (Assets)(5)	N/A

(1)	Represents total investments, on a cash basis, as of period-end.
(2)	We have committed to invest $25.0 million in CTOPI.
(3)
CTIMCO earns net incentive management fees of 17.7% of profits after a 9% preferred return on capital and a 100% return of capital, subject to a catch-up. We have allocated 45% of the CTOPI incentive management fees to our employees as long-term performance awards.

(4)	We have co-invested on a pari passu, asset by asset basis with CT Large Loan.
(5)	Capped at 1.5% of equity.

Taxes
We have made a tax election to be treated as a REIT, and therefore generally are not subject to federal, state, and local income taxes except for the operations of our taxable REIT subsidiary, CTIMCO. The primary benefit from this election is that we are able to deduct dividends paid to our shareholders from the calculation of taxable income, effectively eliminating corporate taxes on the operations of the REIT. In order to qualify as a REIT, our activities must focus on real estate investments and we must meet certain asset, income, ownership and distribution requirements. If we fail to maintain qualification as a REIT, we may be subject to material penalties and potentially subject to past and future taxes. As of March 31, 2011 and December 31, 2010, we were in compliance with all REIT requirements.

We have net operating losses, or NOLs, and net capital losses, or NCLs, available to be carried forward and utilized in current or future periods. As of December 31, 2010, these included NOLs of approximately $302.0 million and NCLs of approximately $128.0 million at Capital Trust, Inc., as well as NOLs of approximately $4.0 million at CTIMCO.

Index

Results of Operations

Comparison of Results of Operations: Three Months Ended March 31, 2011 vs. March 31, 2010
(in thousands, except per share data)
	2011	2010	Change	% Change
Income from loans and other investments:
Interest and related income	$36,991	$39,978	($2,987)	(7.5%)
Less: Interest and related expenses	26,247	31,252	(5,005)	(16.0%)
Income from loans and other investments, net	10,744	8,726	2,018	23.1%

Other revenues:
Management fees from affiliates	1,580	3,016	(1,436)	(47.6%)
Servicing fees	310	1,511	(1,201)	(79.5%)
Total other revenues	1,890	4,527	(2,637)	(58.3%)

Other expenses:
General and administrative	10,280	4,742	5,538	116.8%
Total other expenses	10,280	4,742	5,538	116.8%

Total other-than-temporary impairments of securities	(4,933)	(35,987)	31,054	(86.3%)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	(3,271)	16,164	(19,435)	N/A
Net impairments recognized in earnings	(8,204)	(19,823)	11,619	(58.6%)

Recovery of (provision for) loan losses	9,161	(52,217)	61,378	N/A
Gain on extinguishment of debt	250,040	—	250,040	N/A
Income from equity investments	955	370	585	158.1%
Income (loss) before income taxes	254,306	(63,159)	317,465	N/A
Income tax provision	389	293	96	32.8%

Net income (loss)	$253,917	($63,452)	$317,369	N/A

Less: Net loss attributable to noncontrolling interests	668	—	668	N/A

Net income (loss) attributable to Capital Trust, Inc.	$254,585	($63,452)	$318,037	N/A

Net income (loss) per share - diluted	$11.04	($2.84)	$13.88	N/A

Dividend per share	$0.00	$0.00	$0.00	N/A

Average LIBOR	0.26%	0.23%	0.03%	11.1%

Income from loans and other investments, net

A decline in Interest Earning Assets of $732.6 million or 15% from March 31, 2010 to March 31, 2011 and an increase in non-performing loans contributed to a $3.0 million, or 7% decrease in interest income during the first quarter of 2011 compared to the first quarter of 2010. A decrease in leverage of $848.3 million, or 18% from March 31, 2010 to March 31, 2011 resulted in a $5.0 million, or 16% decrease in interest expense for the period. On a net basis, net interest income increased by $2.0 million, or 23%.

Management fees from affiliates

Base management fees from our investment management business decreased $1.4 million, or 47%, during the first quarter of 2011 compared to the first quarter of 2010. The decrease was attributed primarily to a decrease of $1.4 million in fees from CTOPI due to an amendment to the fund’s management agreement, which reduced management fees and extended the fund’s investment period.

Servicing fees

Servicing fees decreased $1.2 million during the first quarter of 2011 compared to the first quarter of 2010. The decrease in fees was primarily due to a one-time modification fee recorded in the first quarter of 2010.

Index

General and administrative expenses

General and administrative expenses include personnel costs, operating expenses, professional fees and expenses associated with consolidated securitization vehicles. Excluding expenses from consolidated securitization vehicles, general and administrative expenses increased by $5.7 million between the first quarter of 2011 and the first quarter of 2010. The increase was primarily due to (i) $2.8 million of one-time restructuring bonuses, (ii) $2.6 million of expenses recognized in connection with the CT Legacy REIT incentive awards plan, and (iii) a $200,000 increase in employee stock-based compensation expense during the first quarter of 2011.

Net impairments recognized in earnings

During the first quarter of 2011, we recorded a gross other-than-temporary impairment of $4.9 million on six of our Securities that had an adverse change in cash flow expectations. In addition, we recognized $3.3 million of previous other-than-temporary impairments from other comprehensive income into earnings, to reflect additional credit impairments on these securities.

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

Recovery of (provision) for loan losses

During the first quarter of 2011, we recorded a $9.1 million recovery of provisions for loan losses against loans that had previously been impaired, primarily related to a restructuring of one such loan. During the first quarter of 2010, we recorded an aggregate $52.2 million provision for loan losses against six loans, including $25.2 million on five loans in consolidated securitization vehicles.

Gain on extinguishment of debt

During the first quarter of 2011, we recorded $250.0 million of gain on the extinguishment of debt. This was primarily comprised of a $174.8 million gain on extinguishment of our senior credit facility and junior subordinated notes, and a $75.0 million gain associated with the elimination of a participation sold liability. See Note 15 for further details. We recorded no such gains in the first quarter of 2010.

Income from equity investments

The income from equity investments during the first quarter of 2011 was primarily $955,000 from our co-investment in CTOPI. CTOPI’s income for the quarter was largely the result of fair value adjustments on its investment portfolio. The income from equity investments during the first quarter of 2010 was also primarily from our co-investment in CTOPI, and was similarly due to fair value adjustments on the underlying investments in the fund.

Income tax provision

During the first quarter of 2011, we recorded an income tax provision of $389,000 which represents cash payments during the period. During the first quarter of 2010, we recorded an income tax provision of $293,000 which was a non-cash expense primarily due to GAAP-to-tax differences for stock-based compensation to our employees.

Net loss attributable to noncontrolling interests

The net loss attributable to noncontrolling interests recorded during the first quarter of 2011 represents the pro-rata share of CT Legacy REIT’s net loss for the quarter allocable to equity interests not owned by us.

Dividends

We did not pay any dividends in the first quarter of 2011 or 2010.

Liquidity and Capital Resources

Liquidity

As of March 31, 2011, our primary sources of liquidity include cash on deposit; the $7.5 million per annum class A preferred dividend distributions from CT Legacy REIT; and investment management fees from private equity funds, CDOs, and special servicing. Uses of liquidity include operating expenses; various commitments to our managed funds; and any dividends necessary to maintain our REIT status. We generally have no obligations to provide financial support to CT Legacy REIT or our consolidated securitization vehicles, and all debt obligations of such entities, though consolidated onto our financial statements, are non-recourse to us. We believe our current sources of capital will be adequate to meet our near term cash requirements.

Index

We currently do not have access to significant liquidity from our portfolio of Interest Earning Assets. CT Legacy REIT owns a substantial portion of our Interest Earning Assets, the proceeds of which cannot be distributed to CT Legacy REIT’s common shareholders, including us, until the related repurchase obligations and mezzanine loan have been repaid. Accordingly, other than the preferred dividends discussed above, we will not receive distributions from CT Legacy REIT in the near term. We will, however, receive our proportionate share of the proceeds generated from the CT Legacy REIT portfolio, subject to repayment of our secured notes, once CT Legacy REIT’s leverage has been repaid.

In addition, as described in Note 11 to our consolidated financial statements, covenant breaches in our CT CDOs have resulted in a redirection of cash flow to amortize senior noteholders, which amounts would otherwise have been available to us. The additional principal amortization to senior CT CDO notes are a function of cash received under each respective collateral pool, and are only required to the extent there is cash flow in excess of the interest expense otherwise due under each respective vehicle. Accordingly, these redirection provisions cannot result in a cash outflow to our CT CDOs, only a diminution of liquidity available to us.

Cash Flows

Our consolidated statements of cash flows include the cash inflows and outflows of the consolidated VIEs described in Note 2 to our consolidated financial statements. While this does not impact our net cash flow, it does increase certain gross cash flow disclosures.

We experienced a net increase in cash of $3.3 million for the three months ended March 31, 2011, compared to a net decrease of $2.0 million for the three months ended March 31, 2010.

Cash provided by operating activities during the three months ended March 31, 2011 was $3.9 million, compared to cash provided by operating activities of $8.0 million during the same period of 2010. The decrease was primarily due to a decrease in our cash net interest margin and expenses related to our March 2011 restructuring.

During the three months ended March 31, 2011, cash provided by investing activities was $234.9 million, compared to $44.6 million provided by investing activities during the same period in 2010. The increase was primarily due to an additional $193.9 million of asset principal repayments in 2011.

During the three months ended March 31, 2011, cash used in financing activities was $235.4 million, compared to $54.6 million during the same period in 2010. This increase was primarily due to (i) additional repayments of securitized debt obligations of $164.0 million during 2011, (ii) additional repayments of our repurchase obligations of $62.4 million, (iii) a combined $27.6 million of repayments to extinguish our senior credit facility and junior subordinated notes at a discount, and (iv) the payment of $11.1 million of finance costs associated with our March 2011 restructuring. This was offset by the borrowing of an $83.0 million mezzanine loan at CT Legacy REIT.

Capitalization

Our authorized capital stock consists of 100,000,000 shares of $0.01 par value class A common stock, of which 22,244,273 shares were issued and outstanding as of March 31, 2011, and 100,000,000 shares of preferred stock, none of which were outstanding as of March 31, 2011.

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

Secured Notes

As of March 31, 2011, we had non-recourse notes outstanding with a face balance of $7.8 million which are secured by 93.5% of our equity interests in CT Legacy REIT. The terms of these agreements are described in Note 7 to our consolidated financial statements.

CT Legacy REIT

As of March 31, 2011, CT Legacy REIT was party to three master repurchase agreements with three counterparties, with aggregate total outstanding borrowings of $304.8 million, as well as an $83.0 million mezzanine loan. These facilities are all non-recourse to us, and are further described in Note 10 to our consolidated financial statements.

Index

Consolidated Securitization Vehicles

As of March 31, 2011, our consolidated securitization vehicles had non-recourse securitized debt obligations with a total face value of $3.4 billion. The terms of these obligations are described in Note 11 to our consolidated financial statements.

Contractual Obligations
The following table sets forth information about certain of our contractual obligations as of March 31, 2011:

Contractual Obligations(1)
(in millions)
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Parent Level
Secured notes	$8	$—	$—	$8	$—
Equity investments(2)	15	15	—	—	—
Operating lease obligations	8	1	2	2	3
Subtotal	31	16	2	10	3

CT Legacy REIT
Repurchase obligations	305	64	211	30	—
Mezzanine loan	83	—	—	83	—
Subtotal	388	64	211	113	—

Consolidated Securitization Vehicles
CT CDOs	924	—	—	—	924
Other securitization vehicles	2,484	—	—	—	2,484
Subtotal	3,408	—	—	—	3,408

Total contractual obligations	$3,827	$80	$213	$123	$3,411

(1)	We are also subject to interest rate swaps for which we cannot estimate future payments due.
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

Note on Forward-Looking Statements
Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, our current business plan, business and investment strategy and portfolio management. These forward-looking statements are identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” and “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of March 31, 2011, a 100 basis point change in LIBOR would impact our net income by approximately $4.5 million.

Credit Risk
Our loans and investments, including our fund investments, are also subject to credit risk. The ultimate performance and value of our loans and investments depends upon the owners’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our asset management team continuously reviews our investment portfolio and in certain instances is in constant contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.

Index

The following table provides information about our financial instruments that are sensitive to changes in interest rates as of March 31, 2011. For financial assets and debt obligations, the table presents face balance and weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and floating receive interest rates. These notional amounts are used to calculate the contractual cash flows to be exchanged under each contract.

Financial Assets and Liabilities Sensitive to Changes in Interest Rates as of March 31, 2011
(in thousands)

Capital Trust, Inc. Debt Obligations:

	Secured Notes
Fixed rate debt	$7,778
Interest rate(1)	8.19%
Floating rate debt	$—
Interest rate(1)	—

CT Legacy REIT Assets:

	Securities	Loans Receivable	Total
Fixed rate assets	$34,193	$53,969	$88,162
Interest rate(1)	8.24%	8.43%	8.35%
Floating rate assets	$1,584	$588,927	$590,511
Interest rate(1)	8.12%	3.52%	3.53%

CT Legacy REIT Debt Obligations:

	Repurchase Obligations	Mezzanine Loan	Total
Fixed rate debt	$—	$—	$—
Interest rate(1)	—	—	—
Floating rate debt	$304,750	$83,000	$387,750
Interest rate(1)	2.62%	15.00%	5.27%

CT Legacy REIT Derivative Financial Instruments:

Notional amounts	$61,123
Fixed pay rate(1)	5.17%
Floating receive rate(1)	0.24%

Assets of Consolidated Securitization Vehicles:

	Securities	Loans Receivable	Total
Fixed rate assets	$560,000	$217,404	$777,404
Interest rate(1)	6.55%	8.18%	7.01%
Floating rate assets	$24,535	$2,776,711	$2,801,246
Interest rate(1)	1.84%	1.85%	1.85%

Non-Recourse Debt Obligations of Consolidated Securitization Vehicles:

	CT CDOs	Other Vehicles	Total
Fixed rate debt	$249,567	$91,519	$341,086
Interest rate(1)	5.32%	7.11%	5.80%
Floating rate debt	$674,625	$2,392,550	$3,067,175
Interest rate(1)	0.78%	0.85%	0.84%

Derivative Financial Instruments of Consolidated Securitization Vehicles:

Notional amounts	$337,934
Fixed pay rate(1)	4.95%
Floating receive rate(1)	0.24%

(1)	Represents weighted average rates where applicable. Floating rates are based on LIBOR of 0.24%, which is the rate as of March 31, 2011.

Index

ITEM 4.	Controls and Procedures

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

+·	10.1	Contribution Agreement, dated as of March 31, 2011, by and among Capital Trust, Inc., CT Legacy Holdings, LLC and CT Legacy REIT Mezz Borrower, Inc.

+·	10.2	Mezzanine Loan Agreement, dated as of March 31, 2011, between CT Legacy REIT Mezz Borrower, Inc. and Five Mile Capital II CT Mezz SPE LLC.

•	10.3	Pledge and Security Agreement, dated as of March 31, 2011, by CT Legacy REIT Mezz Borrower, Inc. in favor of Five Mile Capital II CT Mezz SPE LLC.

•	10.4	Guaranty, dated as of March 31, 2011, by Capital Trust, Inc. for the benefit of Five Mile Capital II CT Mezz SPE LLC.

+ •	10.5	Contribution Agreement, dated as of March 31, 2011, by and among Five Mile Capital II CT Mezz SPE LLC, Five Mile Capital II CT Equity SPE LLC and CT Legacy REIT Mezz Borrower, Inc.

+ •	10.6	Contribution Agreement, dated as of March 31, 2011, by and among CT Legacy Holdings, LLC, Five Mile Capital II CT Equity SPE LLC and CT Legacy REIT Holdings, LLC.

•	10.7.a	Series 1 Secured Note issued by CT Legacy Series 1 Note Issuer, LLC in favor of BNP Paribas, dated as of March 31, 2011.

•	10.7.b	Series 1 Secured Note issued by CT Legacy Series 1 Note Issuer, LLC in favor of Deutsche Bank Trust Company Americas, dated as of March 31, 2011.

•	10.7.c	Series 1 Secured Note issued by CT Legacy Series 1 Note Issuer, LLC in favor of JPMorgan Chase Bank, N.A., dated as of March 31, 2011.

•	10.7.d	Series 1 Secured Note issued by CT Legacy Series 1 Note Issuer, LLC in favor of Morgan Stanley & Co. Incorporated, dated as of March 31, 2011.

•	10.7.e	Series 1 Secured Note issued by CT Legacy Series 1 Note Issuer, LLC in favor of Wells Fargo Bank, N.A., dated as of March 31, 2011.

•	10.7.f	Series 1 Secured Note issued by CT Legacy Series 1 Note Issuer, LLC in favor of WestLB CapTrust Holding LLC, dated as of March 31, 2011.

•	10.8.a	Series 2 Secured Note issued by CT Legacy Series 2 Note Issuer, LLC in favor of Embassy & Co., dated as of March 31, 2011.

•	10.8.b	Series 2 Secured Note issued by CT Legacy Series 2 Note Issuer, LLC in favor of Hare & Co., dated as of March 31, 2011.

•	10.8.c	Series 2 Secured Note issued by CT Legacy Series 2 Note Issuer, LLC in favor of JSN Restructure Vehicle 1 Ltd., dated as of March 31, 2011.

Index

•	10.8.d	Series 2 Secured Note issued by CT Legacy Series 2 Note Issuer, LLC in favor of JSN Restructure Vehicle 1 Ltd., dated as of March 31, 2011.

•	10.8.e	Series 2 Secured Note issued by CT Legacy Series 2 Note Issuer, LLC in favor of Hare & Co., dated as of March 31, 2011.

•	10.8.f	Series 2 Secured Note issued by CT Legacy Series 2 Note Issuer, LLC in favor of Talon Total Return Partners LP, dated as of March 31, 2011.

•	10.8.g	Series 2 Secured Note issued by CT Legacy Series 2 Note Issuer, LLC in favor of Talon Total Return QP Partners LP, dated as of March 31, 2011.

•	10.8.h	Series 2 Secured Note issued by CT Legacy Series 2 Note Issuer, LLC in favor of HFR RVA Opal Master Trust, dated as of March 31, 2011.

•	10.8.i	Series 2 Secured Note issued by CT Legacy Series 2 Note Issuer, LLC in favor of GPC 69, LLC, dated as of March 31, 2011.

•	10.8.j	Series 2 Secured Note issued by CT Legacy Series 2 Note Issuer, LLC in favor of Stifel Nicolaus as custodian for Paul F. Strebel IRA, dated as of March 31, 2011.

+·	10.9	Amended and Restated Master Repurchase Agreement, dated as of March 31, 2011, between CT Legacy JPM SPV, LLC and JPMorgan Chase Bank, N.A.

+·	10.10	Amended and Restated Master Repurchase Agreement, dated as of March 31, 2011, between CT Legacy JPM SPV, LLC and JPMorgan Chase Funding Inc.

+·	10.11
Amended and Restated Master Repurchase Agreement, dated as of March 31, 2011, between CT Legacy MS SPV, LLC, CT XLC Holding, LLC, Bellevue C2 Holdings, LLC and CNL Hotel JV, LLC and Morgan Stanley Asset Funding Inc.

+·	10.12	Amended and Restated Master Repurchase Agreement, dated as of March 31, 2011, between CT Legacy Citi SPV, LLC and Citigroup Financial Products Inc. and Citigroup Global Markets Inc.

+·	10.13
Exchange Agreement, dated as of March 31, 2011, by and among Capital Trust, Inc., CT Legacy Holdings, LLC, CT Legacy Series 1 Note Issuer, LLC, CT Legacy REIT Holdings, LLC, WestLB AG, New York Branch, as administrative agent, and each of WestLB AG, New York Branch, BNP Paribas, Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, N.A., Deutsche Bank Trust Company Americas and Wells Fargo Bank, N.A.

+·	10.14
Contribution and Exchange Agreement, dated as of March 31, 2011, by and among Capital Trust, Inc., CT Legacy Holdings, LLC, CT Legacy Series 2 Note Issuer, LLC, CT Legacy REIT Mezz Borrower, Inc., JSN Restructure Vehicle 1, Ltd. and each of Taberna Preferred Funding VIII, Ltd. and Taberna Preferred Funding IX, Ltd.

•	10.15	Supplemental Indenture, dated as of March 31, 2011, between Capital Trust, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee.

+·	10.16
Redemption Agreement, dated as of March 31, 2011, by and among Capital Trust, Inc., CT Legacy Holdings, LLC, CT Legacy REIT Mezz Borrower, Inc., CT Legacy Series 2 Note Issuer, LLC and Taberna Preferred Funding V, Ltd.

+·	10.17
Redemption Agreement, dated as of March 31, 2011, by and among Capital Trust, Inc., CT Legacy Holdings, LLC, CT Legacy REIT Mezz Borrower, Inc., CT Legacy Series 2 Note Issuer, LLC and Taberna Preferred Funding VI, Ltd.

+·	10.18	Exchange Agreement, dated as of March 31, 2011, by and between CT Legacy Holdings, LLC and CT Legacy Series 1 Note Issuer, LLC.

Index

+·	10.19	Exchange Agreement, dated as of March 31, 2011, by and between CT Legacy Holdings, LLC and CT Legacy Series 2 Note Issuer, LLC.

+·	10.20
Exchange Agreement, dated as of March 31, 2011, by and among Capital Trust, Inc., CT Legacy Holdings, LLC, CT Legacy Series 2 Note Issuer, LLC, CT Legacy REIT Mezz Borrower, Inc., and each of Kodiak CDO II, Ltd., Talon Total Return QP Partners LP, Talon Total Return Partners LP, GPC 69, LLC, HFR RVA Opal Master Trust and Paul Strebel.

•	31.1	Certification of Stephen D. Plavin, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	31.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	32.1	Certification of Stephen D. Plavin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	32.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	99.1	Updated Risk Factors from our Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 31, 2011 with the Securities and Exchange Commission.

•	Filed herewith
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

CAPITAL TRUST, INC.

May 10, 2011	/s/ Stephen D. Plavin
Date	Stephen D. Plavin Chief Executive Officer (Principal executive officer)

May 10, 2011	/s/ Geoffrey G. Jervis
Date	Geoffrey G. Jervis Chief Financial Officer (Principal financial officer and Principal accounting officer)