Form 10-Q
period 2011-06-30
CAPITAL TRUST INC
filed 2011-08-03
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of outstanding shares of the registrant's class A common stock, par value $0.01 per share, as of July 29, 2011 was 22,211,108.

CAPITAL TRUST, INC.
INDEX

Index

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Capital Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2011 and December 31, 2010
(in thousands, except per share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets

Cash and cash equivalents	$28,430	$24,449
Securities held-to-maturity	—	3,455
Loans receivable, net	28,660	606,318
Loans held-for-sale, net	—	5,750
Equity investments in unconsolidated subsidiaries	9,851	8,932
Accrued interest receivable	—	2,392
Deferred income taxes	1,597	658
Prepaid expenses and other assets	1,985	9,952
Subtotal	70,523	661,906

Assets of Consolidated Variable Interest Entities ("VIEs")
CT Legacy REIT, Excluding Securitization Vehicles
Restricted cash	10,225	—
Securities held-to-maturity	3,664	—
Loans receivable, net	247,190	—
Loans held-for-sale, net	32,107	—
Accrued interest receivable and other assets	5,995	—
Subtotal	299,181	—

Securitization Vehicles
Securities held-to-maturity	467,420	504,323
Loans receivable, net	1,504,991	2,891,379
Real estate held-for-sale	8,055	8,055
Accrued interest receivable and other assets	15,230	55,027
Subtotal	1,995,696	3,458,784

Total assets	$2,365,400	$4,120,690

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2011 and December 31, 2010
(in thousands, except per share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
Liabilities & Shareholders' Deficit

Liabilities:
Accounts payable and accrued expenses	$8,618	$6,726
Repurchase obligations	—	372,582
Senior credit facility	—	98,124
Junior subordinated notes	—	132,190
Secured notes	7,529	—
Participations sold	28,660	259,304
Interest rate hedge liabilities	—	8,451
Subtotal	44,807	877,377

Non-Recourse Liabilities of Consolidated VIEs
CT Legacy REIT, Excluding Securitization Vehicles
Accounts payable and accrued expenses	760	—
Repurchase obligations	119,343	—
Mezzanine loan, net of unamortized discount	51,631	—
Participations sold	97,465	—
Interest rate hedge liabilities	8,288	—
Subtotal	277,487	—

Securitization Vehicles
Accounts payable and accrued expenses	2,856	3,809
Securitized debt obligations	2,129,571	3,621,229
Interest rate hedge liabilities	26,849	29,462
Subtotal	2,159,276	3,654,500

Total liabilities	2,481,570	4,531,877

Commitments and contingencies	—	—

Equity:
Class A common stock, $0.01 par value, 100,000 shares authorized, 21,967 and 21,917 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively ("class A common stock")	220	219
Restricted class A common stock, $0.01 par value, 244 and 33 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively ("restricted class A common stock" and together with class A common stock, "common stock")	2	—
Additional paid-in capital	596,749	559,411
Accumulated other comprehensive loss	(40,303)	(50,462)
Accumulated deficit	(667,615)	(920,355)
Total Capital Trust, Inc. shareholders' deficit	(110,947)	(411,187)

Noncontrolling interests	(5,223)	—

Total liabilities and shareholders' deficit	$2,365,400	$4,120,690

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
Three and Six Months Ended June 30, 2011 and 2010
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Income from loans and other investments:
Interest and related income	$32,554	$39,525	$69,545	$79,503
Less: Interest and related expenses	32,296	31,653	58,543	62,905
Income from loans and other investments, net	258	7,872	11,002	16,598

Other revenues:
Management fees from affiliates	1,595	924	3,174	3,940
Servicing fees	438	1,226	748	2,737
Total other revenues	2,033	2,150	3,922	6,677

Other expenses:
General and administrative	4,649	4,509	14,928	9,251
Total other expenses	4,649	4,509	14,928	9,251

Total other-than-temporary impairments of securities	—	(3,848)	(4,933)	(39,835)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	—	1,852	(3,271)	18,015
Net impairments recognized in earnings	—	(1,996)	(8,204)	(21,820)

Recovery of (provision for) loan losses	8,088	(2,010)	17,249	(54,227)
Valuation allowance on loans held-for-sale	(224)	—	(224)	—
Gain on extinguishment of debt	937	463	250,976	463
Income from equity investments	842	932	1,797	1,302
Income (loss) before income taxes	7,285	2,902	261,590	(60,258)
Income tax provision	1,061	—	1,450	293
Net income (loss)	$6,224	$2,902	$260,140	($60,551)

Less: Net income attributable to noncontrolling interests	(8,069)	—	(7,400)	—

Net (loss) income attributable to Capital Trust, Inc.	($1,845)	$2,902	$252,740	($60,551)

Per share information:
Net (loss) income per share of common stock:
Basic	($0.08)	$0.13	$11.19	($2.71)
Diluted	($0.08)	$0.13	$10.52	($2.71)

Weighted average shares of common stock outstanding:
Basic	22,723,146	22,344,552	22,580,143	22,340,071
Diluted	22,723,146	22,667,326	24,024,222	22,340,071

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Deficit
For the Six Months Ended June 30, 2011 and 2010
(in thousands) (unaudited)

	Comprehensive (Loss) Income	Class A Common Stock	Restricted Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Accumulated Deficit	Total
Balance at January 1, 2010		$218	$1	$559,145	($39,135)	$—	($689,396)	($169,167)

Net loss attributable to Capital Trust, Inc.	($60,551)	—	—	—	—	—	(60,551)	(60,551)
Cumulative effect of change in accounting principle	—	—	—	—	3,800	—	(45,615)	(41,815)
Unrealized loss on derivative financial instruments	(5,994)	—	—	—	(5,994)	—	—	(5,994)
Amortization of unrealized gains and losses on securities	(406)	—	—	—	(406)	—	—	(406)
Amortization of deferred gains and losses on settlement of swaps	(50)	—	—	—	(50)	—	—	(50)
Other-than-temporary impairments of securities related to fair value adjustments in excess of expected credit losses, net of amortization	(15,800)	—	—	—	(15,800)	—	—	(15,800)
Restricted class A common stock earned	—	1	—	19	—	—	—	20
Deferred directors' compensation	—	—	—	103	—	—	—	103

Balance at June 30, 2010	($82,801)	$219	$1	$559,267	($57,585)	$—	($795,562)	($293,660)

Balance at January 1, 2011		$219	$—	$559,411	($50,462)	$—	($920,355)	($411,187)

Net income attributable to Capital Trust, Inc.	$252,740	—	—	—	—	—	$252,740	$252,740
Net income attributable to noncontrolling interests	7,400	—	—	—	—	7,400	—	7,400
Allocation to noncontrolling interests	—	—	—	37,156	—	(12,623)	—	24,533
Purchase of noncontrolling interests	—	—	—	(142)	—	—	—	(142)
Unrealized gain on derivative financial instruments	3,545	—	—	—	3,545	—	—	3,545
Loss on interest rate swaps not designated as cash flow hedges	3,201	—	—	—	3,201	—	—	3,201
Amortization of unrealized gains and losses on securities	(506)	—	—	—	(506)	—	—	(506)
Amortization of deferred gains and losses on settlement of swaps	(47)	—	—	—	(47)	—	—	(47)
Other-than-temporary impairments of securities related to fair value adjustments in excess of expected credit losses, net of amortization	3,966	—	—	—	3,966	—	—	3,966
Restricted class A common stock earned	—	1	2	230	—	—	—	233
Deferred directors' compensation	—	—	—	94	—	—	—	94

Balance at June 30, 2011	$270,299	$220	$2	$596,749	($40,303)	($5,223)	($667,615)	($116,170)

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(in thousands)
(unaudited)

	2011	2010
Cash flows from operating activities:
Net income (loss)	$260,140	($60,551)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net impairments recognized in earnings	8,204	21,820
(Recovery of) provision for loan losses	(17,249)	54,227
Valuation allowance on loans held-for-sale	224	—
Gain on extinguishment of debt	(250,976)	(463)
Income from equity investments	(1,797)	(1,302)
Employee stock-based compensation	317	76
Incentive awards plan expense	2,980	—
Deferred directors' compensation	94	103
Amortization of premiums/discounts on loans and securities and deferred interest on loans	(912)	(1,347)
Amortization of deferred gains and losses on settlement of swaps	(47)	(50)
Amortization of deferred financing costs and premiums/discounts on
debt obligations	6,648	3,711
Deferred interest on senior credit facility	—	1,977
Loss on interest rate swaps not designated as cash flow hedges	3,970	—
Changes in assets and liabilities, net:
Accrued interest receivable	2,617	312
Deferred income taxes	(939)	321
Prepaid expenses and other assets	448	586
Accounts payable and accrued expenses	(1,283)	810
Net cash provided by operating activities	12,439	20,230

Cash flows from investing activities:
Principal collections and proceeds from securities	31,435	10,758
Add-on fundings under existing loan commitments	—	(886)
Distributions from equity investments	3,360	—
Principal collections of loans receivable	1,680,725	77,206
Proceeds from disposition of loans	5,750	23,548
Contributions to unconsolidated subsidiaries	(1,991)	(1,528)
Distributions from unconsolidated subsidiaries	2,869	—
Increase in restricted cash	(10,225)	—
Net cash provided by investing activities	1,711,923	109,098

Cash flows from financing activities:
Repayments under repurchase obligations	(253,336)	(21,883)
Repayments under senior credit facility	(22,932)	(2,500)
Repayment of junior subordinated notes	(4,640)	—
Borrowing under mezzanine loan	83,000	—
Repayments under mezzanine loan	(20,000)	—
Repayment of securitized debt obligations	(1,490,715)	(106,404)
Payment of financing expenses	(11,126)	—
Purchase of noncontrolling interests	(142)	—
Purchase of secured notes	(405)	—
Vesting of restricted Class A common stock	(85)	—
Net cash used in financing activities	(1,720,381)	(130,787)

Net increase (decrease) in cash and cash equivalents	3,981	(1,459)
Cash and cash equivalents at beginning of period	24,449	27,954
Cash and cash equivalents at end of period	$28,430	$26,495

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1. Organization

References herein to “we,” “us” or “our” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a fully integrated, self-managed, real estate finance and investment management company that specializes in credit sensitive financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. Our business model is designed to produce a mix of net interest margin from our balance sheet investments, and fee income and co-investment income from our investment management vehicles. In managing our operations, we focus on originating investments, managing our portfolios and capitalizing our business. From the inception of our finance business in 1997 through June 30, 2011, we have completed over $11.8 billion of investments in the commercial real estate debt arena. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes. We are traded on the New York Stock Exchange, or NYSE, under the symbol “CT”, and are headquartered in New York City.

March 2011 Restructuring

On March 31, 2011, we restructured, amended, or extinguished all of our outstanding recourse debt obligations, which we refer to as our March 2011 restructuring. Our March 2011 restructuring involved: (i) the contribution of certain of our legacy assets to a newly formed subsidiary, CT Legacy REIT Mezz Borrower, Inc., or CT Legacy REIT, (ii) the assumption of our legacy repurchase obligations by CT Legacy REIT, and (iii) the extinguishment of the remainder of our recourse obligations; our senior credit facility and junior subordinated notes. The restructuring was financed with a new $83.0 million mezzanine loan obtained by CT Legacy REIT from an affiliate of Five Mile Capital Partners LLC, or Five Mile, and the issuance of equity interests in the common stock of CT Legacy REIT to our former junior subordinated noteholders and former lenders under our senior credit facility, as well as to an affiliate of Five Mile.

Capital Trust, Inc.

Following the completion of our March 2011 restructuring, we no longer have any recourse debt obligations, and retain unencumbered ownership of 100% of (i) our investment management platform, CT Investment Management Co., LLC, (ii) our co-investment in CT Opportunity Partners I, LP, (iii) our residual ownership interests in CT CDOs I, II, and IV, and (iv) our tax-basis net operating losses. Furthermore, we have a 52% equity interest in the common stock of CT Legacy REIT. Our economic interest in CT Legacy REIT is, however, subject to (i) the secured notes, which are collateralized by certain of our retained equity interests in the common stock of CT Legacy REIT, (ii) incentive awards that provide for the participation in our retained equity interests in CT Legacy REIT, and (iii) the subordinate class B common stock of CT Legacy REIT owned by our former junior subordinate noteholders. See below for further discussion of the secured notes, management incentive awards plan, and class B common stock.

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

CT Legacy REIT, which is expected to be taxed as a REIT commencing in 2011, is owned 52% by us, 24% by an affiliate of Five Mile, and 24% by the former lenders under our senior credit facility. In addition, the former holders of our junior subordinated notes received class B common stock, a subordinate class of common stock of CT Legacy REIT, which is described below. Capital Trust, Inc. will manage CT Legacy REIT and the Legacy Assets as a liquidating portfolio.

During the second quarter of 2011, the CT Legacy REIT portfolio received repayments of $207.0 million, including full loan satisfactions of $191.2 million and partial repayments of $15.8 million, which repayments represented approximately 41.5% of the net book value of the CT Legacy REIT portfolio as of March 31, 2011.

Mezzanine Loan

CT Legacy REIT entered into an $83.0 million mezzanine loan (which was subsequently reduced to $63.0 million as of June 30, 2011) that carries a 15.0% per annum interest rate, of which 7.0% per annum may be deferred, and that matures on March 31, 2016. The mezzanine loan is not recourse to Capital Trust, Inc. except for certain limited non-recourse, “bad boy” carve outs. Proceeds from the mezzanine loan were used to (i) extinguish the senior credit facility, (ii) extinguish the junior subordinated notes, (iii) provide for cash paydowns of the repurchase obligations, (iv) pay transaction expenses, and (v) establish liquidity reserves at CT Legacy REIT.

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

During the second quarter of 2011, $20.0 million of the mezzanine loan was repaid using proceeds from the satisfaction of former repurchase facility collateral assets. As further described below, during the second quarter of 2011 the Morgan Stanley and Citigroup repurchase facilities were terminated and the remaining collateral thereunder was released.

In addition, as discussed above, an affiliate of Five Mile acquired a 24% equity interest in the common stock of CT Legacy REIT in conjunction with the making of the mezzanine loan. Subsequently, during the second quarter of 2011, an affiliate of Five Mile also acquired 9.4% of the subordinate class B common stock of CT Legacy REIT which was originally issued to our former junior subordinate noteholders. See below for further discussion of the class B common stock.

Repurchase Obligations

Our $339.6 million of legacy repurchase obligations (which were subsequently reduced to $119.3 million as of June 30, 2011) with JP Morgan, Morgan Stanley and Citigroup were assumed by wholly-owned subsidiaries of CT Legacy REIT, and the recourse to Capital Trust, Inc. was eliminated. In addition, the facilities were amended with the following terms:

•	Each of the repurchase lenders received cash paydowns equal to 10% of their then outstanding balances, in the aggregate $33.9 million.

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

During the second quarter of 2011, $185.4 million of the legacy repurchase obligations were repaid, including the full repayment and termination of the Morgan Stanley and Citigroup facilities and a release of the remaining collateral thereunder, as well as a $54.1 million repayment of the JP Morgan facility.

Senior Credit Facility

Our $98.1 million senior credit facility was fully satisfied and all collateral for the senior credit facility was released in exchange for (i) a cash payment of $22.9 million, (ii) a 24% equity interest in the common stock of CT Legacy REIT, and (iii) $2.8 million of secured notes, as further discussed below.

Junior Subordinated Notes

Our $143.8 million of junior subordinated notes were fully satisfied in exchange for (i) a cash payment of $4.6 million, (ii) 100% of the subordinate class B common stock of CT Legacy REIT, and (iii) $5.0 million of secured notes, as further discussed below. The subordinate class B common stock is a subordinate class that entitles its holders to receive approximately 25% of the dividends that would otherwise be payable to us on certain of our equity interest in the common stock of CT Legacy REIT, after aggregate cash distributions of $50.0 million have been paid to all other classes of common stock.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Secured Notes

In conjunction with the satisfaction of the senior credit facility and the junior subordinated notes, a wholly-owned subsidiary issued secured notes to our former creditors, which secured notes are non-recourse to us. The secured notes had an aggregate initial face balance of $7.8 million and are secured by 93.5% of our equity interests in the class A-1 and class A-2 common stock of CT Legacy REIT, which represents 48.3% of the total outstanding class A-1 and class A-2 common stock of CT Legacy REIT. The secured notes mature on March 31, 2016 and bear interest at a rate of 8.2% per annum, which interest may be deferred until maturity. All dividends we receive from our equity interests in the common stock of CT Legacy REIT which serve as collateral under the secured notes must be used to pay, or prepay, interest and principal due thereunder. Any prepayment, or partial prepayment, of the remaining secured notes will incur a prepayment premium resulting in a total payment of principal and interest under the secured notes of $11.1 million.

During the second quarter of 2011, we purchased $405,000 of the secured notes at par.

Management Incentive Awards Plan

Upon completion of our March 2011 restructuring, we granted senior level employees incentive awards issued under our long term incentive plan that participate in amounts earned from our retained equity interest in CT Legacy REIT. The awards provide payments to certain senior level employees equal to 6.75% of the total recovery (subject to certain caps) of our legacy assets, net of CT Legacy REIT’s obligations, when and if distributed to us as dividends.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related management’s discussion and analysis of financial condition and results of operations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. In our opinion, all material adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation, in accordance with GAAP, have been included. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2011.

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

Cash and Cash Equivalents
We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. We place our cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. As of, and for the periods ended, June 30, 2011 and December 31, 2010, we had bank balances in excess of federally insured amounts. We have not experienced any losses on our demand deposits, commercial paper or money market investments.

Restricted Cash
We classify the cash balances held by CT Legacy REIT as restricted because of limitations imposed on the payment of dividends by CT Legacy REIT to its common equity holders, including us. As further described in Notes 1 and 10, common dividends cannot be paid by CT Legacy REIT until the mezzanine loan and repurchase obligations have been satisfied. Accordingly, while these cash balances are available for use by CT Legacy REIT for operations, debt service, or other purposes, they are currently unavailable to us.

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

Income Taxes
Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income. Management believes that we operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, we generally do not expect to pay substantial corporate level taxes other than those payable by our taxable REIT subsidiaries. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we may be subject to federal, state and local income tax on current and past income, and penalties.

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

Comprehensive Income (Loss)
Total comprehensive income (loss) was $270.3 million and ($82.8) million for the six months ended June 30, 2011 and 2010. The primary components of comprehensive income (loss) other than net income (loss) are the unrealized gains and losses on derivative financial instruments and the component of other-than-temporary impairments of securities related to the Valuation Adjustment.

There was a one-time $3.8 million adjustment to accumulated other comprehensive loss upon our adoption of new accounting guidance effective January 1, 2010. See below discussion under “Recent Accounting Pronouncements” in this Note 2 for additional information. See Note 12 for additional discussion of accumulated other comprehensive loss.

Earnings per Share of Common Stock
Basic earnings per share, or EPS, is computed based on the net earnings allocable to common stock and stock units, divided by the weighted average number of shares of common stock and stock units outstanding during the period. Diluted EPS is based on the net earnings allocable to common stock and stock units, divided by the weighted average number of shares of common stock, stock units and potentially dilutive common stock options and warrants. See Note 12 for additional discussion of earnings per share.

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

Reclassifications
Certain reclassifications have been made in the presentation of the prior period consolidated financial statements to conform to the June 30, 2011 presentation.

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

Fair Value of Financial Instruments
The “Fair Value Measurements and Disclosures” Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under GAAP. Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date. Our assets and liabilities which are measured at fair value are discussed in Note 17.

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

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” or ASU 2010-06. ASU 2010-06 amends existing disclosure guidance related to fair value measurements. Specifically, ASU 2010-06 requires (i) details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy, and (ii) inclusion of gross purchases, sales, issuances, and settlements within the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. In addition, ASU 2010-06 clarifies and increases existing disclosure requirements related to (i) the disaggregation of fair value disclosures, and (ii) the inputs used in arriving at fair values for assets and liabilities valued using Level 2 and Level 3 inputs within the fair value hierarchy. ASU 2010-06 is effective for the first interim or annual period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010 and for interim periods within those years. The adoption of ASU 2010-06 did not have a material impact on our consolidated financial statements. Additional disclosures, as applicable, are included in Note 17.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

In April 2011, the FASB issued Accounting Standards Update 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements,” or ASU 2011-03. ASU 2011-03 primarily removes certain criteria from the consideration of effective control over assets subject to repurchase agreements. The removal of these criteria will generally result in asset transfers pursuant to repurchase agreements being accounted for as secured borrowings, with both the transferred assets and repurchase liability recorded on the transferor’s balance sheet. ASU 2011-03 is effective for the first interim or annual period beginning after December 15, 2011, and is to be applied prospectively to transactions which occur subsequent to the effective date. The adoption of ASU 2011-03 is not expected to have a material impact on our financial statements.

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 860): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” or ASU 2011-04. ASU 2011-04 amends existing guidance on fair value measurements related to (i) instruments held in a portfolio, (ii) instruments classified within shareholders’ equity, (iii) application of the “highest and best use” concept to nonfinancial assets, (iv) application of blockage factors and other premiums and discounts in the valuation process, and (v) other matters. In addition, ASU 2011-04 expanded the required disclosures around fair value measurements including (i) reporting the level in the fair value hierarchy used to value assets and liabilities which are not measured at fair value, but where fair value is disclosed, and (ii) qualitative disclosures about the sensitivity of Level 3 fair value measurements to changes in unobservable inputs used. ASU 2011-04 is effective for the first interim or annual period beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material impact on our financial statements, however may significantly expand our disclosures related to fair value measurements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” or ASU 2011-05. ASU 2011-05 does not change the items that must be reported in other comprehensive income, however it eliminates the option to present other comprehensive income on the statement of shareholders’ equity and instead requires either (i) a continuous statement of comprehensive income which would replace the current statement of operations, or (ii) an additional statement of other comprehensive income, which would immediately follow the statement of operations, and would report the components of other comprehensive income. ASU 2011-05 is effective for the first interim or annual period beginning after December 15, 2011, and should be applied retrospectively to all periods reported after the effective date. The adoption of ASU 2011-05 is not expected to have a material impact on our financial statements.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Prior to their transfer to CT Legacy REIT, our securities portfolio consisted of commercial mortgage-backed securities, or CMBS, collateralized debt obligations, or CDOs, and other securities. Activity relating to our securities portfolio for the six months ended June 30, 2011 was as follows (in thousands):

	CMBS	CDOs & Other	Total Book Value (1)

December 31, 2010	$2,246	$1,209	$3,455

Principal paydowns	(45)	—	(45)
Discount/premium amortization & other (2)	168	12	180
Other-than-temporary impairments:
Recognized in earnings	(1,653)	—	(1,653)
Recognized in accumulated other comprehensive income	1,640	—	1,640
Transfer to CT Legacy REIT	(2,356)	(1,221)	(3,577)

June 30, 2011	$—	$—	$—

(1)	Includes securities with a total face value of $36.0 million as of December 31, 2010. All securities have been transferred to CT Legacy REIT on March 31, 2011, as discussed in Note 1.
(2)	Includes mark-to-market adjustments on securities previously classified as available-for-sale, amortization of other-than-temporary impairments, and losses, if any.

The following table details overall statistics for our securities portfolio as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Number of securities	─	7
Number of issues	─	5
Rating (1) (2)	n/a	CCC
Fixed / Floating (in millions) (3)	$─ / $─	$2 / $1
Coupon (1) (4)	n/a	7.44%
Yield (1) (4)	n/a	10.54%
Life (years) (1) (5)	n/a	1.9

(1)	Represents a weighted average as of December 31, 2010.
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

(5)	Weighted average life is based on the timing and amount of future expected principal payments through the expected repayment date of each respective investment.

The table below details the ratings and vintage distribution of our securities as of June 30, 2011 and December 31, 2010 (in thousands):

	Rating as of June 30, 2011			Rating as of December 31, 2010
Vintage	B	CCC and Below	Total	B	CCC and Below	Total
2003	$—	$—	$—	$—	$1,210	$1,210
2002	—	—	—	—	—	—
2000	—	—	—	—	955	955
1997	—	—	—	218	—	218
1996	—	—	—	—	1,072	1,072
Total	$—	$—	$—	$218	$3,237	$3,455

Other-than-temporary impairments

Quarterly, we reevaluate our securities portfolio to determine if there has been an other-than-temporary impairment based upon expected future cash flows from each securities investment. As a result of this evaluation, under the accounting guidance discussed in Note 2, during the first quarter of 2011, we recorded a gross other-than-temporary impairment of $13,000 prior to the transfer of these securities to CT Legacy REIT. In addition, we determined that $1.6 million of impairments previously recorded in other comprehensive income should be recognized as credit losses due to a decrease in cash flow expectations for two of our securities.

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

The following table summarizes activity related to the other-than-temporary impairments of our securities during the six months ended June 30, 2011 (in thousands):

	Gross Other-Than- Temporary Impairments	Credit Related Other-Than-Temporary Impairments	Non-Credit Related Other-Than-Temporary Impairments

December 31, 2010	$30,567	$27,776	$2,791

Additions due to change in expected cash flows	13	1,653	(1,640)
Amortization of other-than-temporary impairments	(110)	(67)	(43)
Transfer to CT Legacy REIT (1)	(30,470)	(29,362)	(1,108)

June 30, 2011	$—	$—	$—

(1)	All securities have been transferred to CT Legacy REIT on March 31, 2011, as discussed in Note 1.

Unrealized losses and fair value of securities

As discussed above, we do not directly own any securities as of June 30, 2011. Historically, certain of our securities have been carried at values in excess of their fair values. This difference can be caused by, among other things, changes in credit spreads and interest rates.

The following table shows the gross unrealized losses and fair value of our securities for which the fair value is lower than our book value as of December 31, 2010 and that were not deemed to be other-than-temporarily impaired (in millions):

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

We determine fair values using third party dealer assessments of value, and our own internal financial model-based estimations of fair value. See Note 17 for further discussion of fair value.

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

Activity relating to our loans receivable for the six months ended June 30, 2011 was as follows (in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value (1)

December 31, 2010	$978,098	($371,780)	$606,318

Satisfactions (2)	(71,070)	—	(71,070)
Principal paydowns	(11,437)	—	(11,437)
Discount/premium amortization & other	(7,653)	—	(7,653)
Recovery of provision for loan losses	—	7,914	7,914
Realized loan losses	(119,584)	119,584	—
Transfer to CT Legacy REIT	(739,694)	244,282	(495,412)

June 30, 2011	$28,660	$—	$28,660

(1)	Includes loans with a total principal balance of $28.7 million and $979.1 million as of June 30, 2011 and December 31, 2010, respectively.
(2)	Includes final maturities, full repayments, and sales.

The following table details overall statistics for our loans receivable portfolio as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Number of investments (1)	1	29
Fixed / Floating (in millions) (2)	$─ / $29	$55 / $551
Coupon (3) (4)	1.44%	4.02%
Yield (3) (4)	1.44%	3.81%
Maturity (years) (3) (5)	0.4	1.7

(1)	Our only remaining loan has been sold to third-parties and recorded as participations sold assets and liabilities, as further described in Note 8
(2)	Represents the aggregate net book value of our portfolio allocated between fixed rate and floating rate loans.
(3)	Represents a weighted average as of June 30, 2011 and December 31, 2010, respectively.
(4)	Calculations for floating rate loans are based on LIBOR of 0.19% and 0.26% as of June 30, 2011 and December 31, 2010, respectively.
(5)	Represents the final maturity of each investment assuming all extension options are executed.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The tables below detail the types of loans in our portfolio, as well as the property type and geographic distribution of the properties securing our loans as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011		December 31, 2010
Asset Type	Book Value	Percentage	Book Value	Percentage
Subordinate interests in mortgages	$28,660	100%	$113,591	18%
Senior mortgages	—	―	240,150	39
Mezzanine loans	—	―	229,346	38
Other	—	―	23,231	5
Total	$28,660	100%	$606,318	100%

Property Type	Book Value	Percentage	Book Value	Percentage
Hotel	28,660	100%	$147,014	24%
Office	—	―	307,390	51
Healthcare	—	―	53,705	9
Multifamily	—	―	18,093	3
Retail	—	―	11,460	2
Other	—	―	68,656	11
Total	$28,660	100%	$606,318	100%

Geographic Location	Book Value	Percentage	Book Value	Percentage
Southeast	$13,761	48%	$170,400	28%
Southwest	12,388	43	94,491	15
Midwest	2,511	9	6,967	1
Northeast	—	―	175,297	29
West	—	―	54,688	9
Northwest	—	―	29,926	5
International	—	―	39,470	7
Diversified	—	―	35,079	6
Total	$28,660	100%	$606,318	100%

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

The following table allocates the net book value and principal balance of our loans receivable based on our internal risk ratings as of June 30, 2011 and December 31, 2010 (in thousands):

	Loans Receivable as of June 30, 2011			Loans Receivable as of December 31, 2010
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	1	$28,660	$28,660	10	$375,169	$374,885
4 - 5	—	—	—	8	141,667	126,540
6 - 8	—	—	—	11	462,221	104,893

Total	1	$28,660	$28,660	29	$979,057	$606,318

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

In making this risk assessment, one of the primary factors we consider is how senior or junior each loan is relative to other debt obligations of the borrower. The following tables further allocate our loans receivable by both loan type and our internal risk ratings as of June 30, 2011 and December 31, 2010 (in thousands):

	Senior Mortgage Loans
	as of June 30, 2011			as of December 31, 2010
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	—	$—	$—	2	$129,200	$128,852
4 - 5	—	—	—	4	57,554	57,513
6 - 8	—	—	—	3	66,347	53,785

Total	—	$—	$—	9	$253,101	$240,150

	Subordinate Interests in Mortgages
	as of June 30, 2011			as of December 31, 2010
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	1	$28,660	$28,660	1	$48,000	$48,000
4 - 5	—	—	—	1	28,965	14,483
6 - 8	—	—	—	5	110,585	51,108

Total	1	$28,660	$28,660	7	$187,550	$113,591

	Mezzanine & Other Loans
	as of June 30, 2011			as of December 31, 2010
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	—	$—	$—	7	$197,969	$198,033
4 - 5	—	—	—	3	55,148	54,544
6 - 8	—	—	—	3	285,289	—

Total	—	$—	$—	13	$538,406	$252,577

Loan impairments

We have no impaired loans as of June 30, 2011. However, certain of our loans receivable which were transferred to CT Legacy REIT had previously been impaired, and are discussed in Note 10.

The following table details our average balance of impaired loans by loan type, and the income recorded on such loans subsequent to their impairment during the six months ended June 30, 2011 (in thousands):

Income on Impaired Loans for the Six Months Ended June 30, 2011
Asset Type	Average Net Book Value	Income Recorded (1)
Senior Mortgage Loans	$17,269	$255
Subordinate Interests in Mortgages	19,940	225
Mezzanine & Other Loans	—	1,915

Total	$37,209	$2,395

(1)
Substantially all of the income recorded on impaired loans during the period was received in cash. See also Note 10 for disclosure of income recorded on impaired loans subsequent to their transfer to CT Legacy REIT, substantially all of which was also received in cash.

Nonaccrual loans

In accordance with our revenue recognition policies discussed in Note 2, we do not accrue interest on loans which are 90 days past due or, in the opinion of management, are otherwise uncollectable. Accordingly, we do not have any material interest receivable accrued on nonperforming loans as of June 30, 2011.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 5. Loans Held-for-Sale, Net

Activity relating to our loans held-for-sale for the six months ended June 30, 2011 was as follows (in thousands):

	Gross Book Value	Valuation Allowance	Net Book Value

December 31, 2010	$16,130	($10,380)	$5,750

Satisfactions	(16,130)	10,380	(5,750)

June 30, 2011	$—	$—	$—

During the second quarter of 2010, we reclassified a $16.1 million mezzanine loan to loans held-for-sale, against which we have previously recorded a provision for loan losses of $10.6 million. During 2010, we increased the book value of this loan by $263,000 resulting in a net book value of $5.8 million as of December 31, 2010. The loan was subsequently sold in January 2011 for its net book value of $5.8 million.

Note 6. Equity Investments in Unconsolidated Subsidiaries

Our equity investments in unconsolidated subsidiaries consist of our co-investments in investment management vehicles that we sponsor and manage. As of June 30, 2011, we had a co-investment in one such vehicle, CT Opportunity Partners I, LP, or CTOPI, in which we have a commitment to invest up to $25.0 million, or 4.6% of CTOPI’s total capital commitments. We have funded $14.4 million of our commitment as of June 30, 2011 and received $3.9 million as a return of capital, resulting in a $14.5 million unfunded commitment balance.

Activity relating to our equity investments in unconsolidated subsidiaries for the six months ended June 30, 2011 was as follows (in thousands):

	CTOPI	Other	Total

December 31, 2010	$8,931	$1	$8,932

Contributions	1,991	—	1,991
Income from equity investments	1,798	(1)	1,797
Distributions	(2,869)	—	(2,869)

June 30, 2011	$9,851	$—	$9,851

In accordance with the CTOPI management agreement, CTIMCO may earn incentive compensation when certain returns are achieved for the partners of CTOPI, which will be accrued if and when earned, and when appropriate contingencies have been eliminated.

As of June 30, 2011, our maximum exposure to loss from CTOPI was $10.3 million.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

As of June 30, 2011 and December 31, 2010, we had $7.5 million and $602.9 million of total debt obligations outstanding, respectively. The balances of each category of debt, their respective coupons and all-in effective costs, including the amortization of fees and expenses, were as follows (in thousands):

	June 30,		December 31,	June 30,
	2011		2010	2011
Debt Obligations	Principal Balance	Book Value	Book Value	Coupon	All-In Cost	Maturity Date

Secured notes	$7,529	$7,529	$—	8.19%	8.19%	March 31, 2016

Repurchase obligations
JPMorgan	—	—	224,915	N/A	N/A	N/A
Morgan Stanley	—	—	105,044	N/A	N/A	N/A
Citigroup	—	—	42,623	N/A	N/A	N/A
Total repurchase obligations	—	—	372,582	N/A	N/A	N/A

Senior credit facility	—	—	98,124	N/A	N/A	N/A

Junior subordinated notes	—	—	132,190	N/A	N/A	N/A

Total/Weighted Average	$7,529	$7,529	$602,896	8.19%	8.19%	March 31, 2016

Secured Notes

In conjunction with our March 2011 restructuring and the corresponding satisfaction of our senior credit facility and junior subordinated notes, a wholly-owned subsidiary issued secured notes to our former creditors, which secured notes are non-recourse to us. The secured notes had an aggregate initial face balance of $7.8 million and are secured by 93.5% of our equity interests in the class A-1 and class A-2 common stock of CT Legacy REIT, which represents 48.3% of the total outstanding class A-1 and class A-2 common stock of CT Legacy REIT. The secured notes mature on March 31, 2016 and bear interest at a rate of 8.2% per annum, which interest may be deferred until maturity. All dividends we receive from our equity interests in the common stock of CT Legacy REIT which serve as collateral under the secured notes must be used to pay, or prepay, interest and principal due thereunder. Any prepayment, or partial prepayment, of the secured notes will incur a prepayment premium resulting in a total payment of principal and interest under the secured notes of $11.1 million.

During the second quarter of 2011, we purchased $405,000 of the secured notes at par.

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

Note 8. Participations Sold

Participations sold represent interests in certain loans that we originated and subsequently sold to one of our investment management vehicles or to third-parties. We present these participations sold as both assets and non-recourse liabilities because these arrangements do not qualify as sales under GAAP. Generally, participations sold are recorded as assets and liabilities in equal amounts on our consolidated balance sheets, and an equivalent amount of interest income and interest expense is recorded on our consolidated statements of operations. However, impaired loan assets must be reduced through the provision for loans losses while the associated non-recourse liability cannot be reduced until the participation has been contractually extinguished. This can result in an imbalance between the loan participations sold asset and liability. We have no economic exposure to these liabilities.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

During the six months ended June 30, 2011, (i) a $75.0 million loan participation sold, which had previously been 100% impaired, was terminated as a result of a restructuring which termination resulted in recognition of a $75.0 million gain on extinguishment of debt, (ii) a $97.5 million loan participation sold, which had similarly been 100% impaired, was transferred to CT Legacy REIT, and (iii) a $51.8 million loan participation sold was fully repaid.

The following table describes our participations sold assets and liabilities as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
Participations sold assets
Gross carrying value	$28,660	$259,304
Less: Provision for loan losses	—	(172,465)
Net book value of assets	28,660	86,839

Participations sold liabilities
Net book value of liabilities	28,660	259,304
Net impact to shareholders' equity	$—	($172,465)

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

The following table summarizes the notional amounts and fair values of our interest rate swaps as of June 30, 2011 and December 31, 2010 (in thousands).

Counterparty	June 30, 2011 Notional Amount	Interest Rate	Maturity	June 30, 2011 Fair Value	December 31, 2010 Fair Value
JPMorgan Chase	$—	N/A	N/A	$—	($2,172)
JPMorgan Chase	—	N/A	N/A	—	(1,969)
JPMorgan Chase	—	N/A	N/A	—	(2,773)
JPMorgan Chase	—	N/A	N/A	—	(1,015)
JPMorgan Chase	—	N/A	N/A	—	(490)
JPMorgan Chase	—	N/A	N/A	—	(32)
Total/Weighted Average	$—	N/A	N/A	$—	($8,451)

As of December 31, 2010, all of our derivative financial instruments were designated as cash flow hedges and recorded at their fair value as interest rate hedge liabilities on our consolidated balance sheet. During the six months ended June 30, 2011, we did not enter into any new derivative financial instrument contracts.

The table below shows amounts recorded to other comprehensive income and amounts recorded to interest expense from other comprehensive income for the six months ended June 30, 2011 and 2010 (in thousands).

	Amount of gain (loss) recognized		Amount of loss reclassified from OCI
	in OCI for the six months ended (1)		to income for the six months ended (2)
Hedge	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Interest rate swaps	$933	($160)	($682)	($1,489)

(1)	Represents the amount of unrealized gains and losses recorded to other comprehensive income during the period, net of the amount reclassified to interest expense.
(2)	Represents net amounts paid to swap counterparties during the period, which are included in interest expense, offset by an immaterial amount of non-cash swap amortization.

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

CT Legacy REIT is a consolidated VIE that is economically owned 52% by us, 24% by an affiliate of Five Mile, and 24% by the former lenders under our senior credit facility. In addition, the former holders of our junior subordinated notes received class B common stock of CT Legacy REIT, a subordinate class of common stock which entitles its holders to receive approximately 25% of the dividends that would otherwise be payable to us on our equity interest in the common stock of CT Legacy REIT, after aggregate cash distributions of $50.0 million have been paid to all other classes of common stock.

As of June 30, 2011, our consolidated balance sheet includes an aggregate $299.2 million of assets and $277.5 million of liabilities related to CT Legacy REIT. In addition, CT Legacy REIT consolidates three securitization trusts which are presented on our consolidated balance sheets with other securitization trusts owned by us directly, which are discussed in Note 11.

The liabilities of CT Legacy REIT are all non-recourse to us, and we are not obligated to provide, nor have we provided, any financial support to CT Legacy REIT. Accordingly, other than in the event of a breach of certain limited non-recourse, “bad boy” carve outs, our maximum exposure to loss as a result of our investment in CT Legacy REIT is limited to $178.4 million, the face amount of our equity interest in CT Legacy REIT’s net assets. After giving effect to provisions for loan losses and other-than-temporary impairments recorded as of June 30, 2011, our remaining net exposure to loss from CT Legacy REIT is $65.6 million.

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

A. Securities Held-to-Maturity – CT Legacy REIT

CT Legacy REIT’s securities portfolio consists of CMBS, CDOs, and other securities. Activity relating to these securities for the six months ended June 30, 2011 was as follows (in thousands):

	CMBS	CDOs & Other	Total Book Value (1)

December 31, 2010	$—	$—	$—

Transfer from Capital Trust, Inc.	2,356	1,221	3,577
Principal paydowns	(47)	—	(47)
Discount/premium amortization & other (2)	122	12	134

June 30, 2011	$2,431	$1,233	$3,664

(1)	Includes securities with a total face value of $35.7 million as of June 30, 2011.

As of June 30, 2011, all of CT Legacy REIT’s securities were classified as held-to-maturity.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table allocates the book value of CT Legacy REIT’s securities as of June 30, 2011 between their amortized cost basis, amounts related to mark-to-market adjustments on securities previously classified as available-for-sale, and the portion of other-than-temporary impairments not related to expected credit losses (in thousands):

	CMBS	CDOs & Other	Total Securities
Amortized cost basis	$4,035	$1,233	$5,268
Mark-to-market adjustments on securities previously classified as available-for-sale	(535)	—	(535)
Other-than-temporary impairments recognized in accumulated other comprehensive income	(1,069)	—	(1,069)

Total book value as of June 30, 2011	$2,431	$1,233	$3,664

The following table details overall statistics for CT Legacy REIT’s securities portfolio as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Number of securities	7	─
Number of issues	5	─
Rating (1) (2)	CCC	n/a
Fixed / Floating (in millions) (3)	$3 / $1	$─ / $─
Coupon (1) (4)	8.05%	n/a
Yield (1) (4)	8.89%	n/a
Life (years) (1) (5)	6.6	n/a

(1)	Represents a weighted average as of June 30, 2011.
(2)	Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security.
(3)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate securities.
(4)
Coupon is based on the securities’ contractual interest rates, while yield is based on expected cash flows for each security, and considers discounts/premiums and asset non-performance. Calculations for floating rate securities are based on LIBOR of 0.19% as of June 30, 2011.

(5)	Weighted average life is based on the timing and amount of future expected principal payments through the expected repayment date of each respective investment.

The table below details the ratings and vintage distribution of CT Legacy REIT’s securities as of June 30, 2011 (in thousands):

	Rating as of June 30, 2011
Vintage	B	CCC and Below	Total
2003	$—	$1,233	$1,233
2000	—	1,102	1,102
1997	200	—	200
1996	—	1,129	1,129
Total	$200	$3,464	$3,664

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Other-than-temporary impairments

Certain of the securities which were transferred to CT Legacy REIT have previously been other-than-temporarily impaired both during the six months ended June 30, 2011, and in prior periods. The following table summarizes activity related to the other-than-temporary impairments of these securities as of June 30, 2011 (in thousands):

	Gross Other-Than- Temporary Impairments	Credit Related Other-Than-Temporary Impairments	Non-Credit Related Other-Than-Temporary Impairments

December 31, 2010	$—	$—	$—

Transfer from Capital Trust, Inc.	30,470	29,362	1,108
Amortization of other-than-temporary impairments	(118)	(79)	(39)

June 30, 2011	$30,352	$29,283	$1,069

Unrealized losses and fair value of securities

Certain of CT Legacy REIT’s securities are carried at values in excess of their fair values. This difference can be caused by, among other things, changes in credit spreads and interest rates. The following table shows the gross unrealized losses and fair value of securities for which the fair value is lower than their book value as of June 30, 2011, and that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		Greater Than 12 Months		Total

	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Book Value (1)

Floating Rate	$—	$—	$0.2	($1.1)	$0.2	($1.1)	$1.3

Fixed Rate	—	—	—	—	—	—	—

Total	$—	$—	$0.2	($1.1)	$0.2	($1.1)	$1.3

(1)
Excludes, as of June 30, 2011, $2.4 million of securities which were carried at or below fair value and securities against which an other-than-temporary impairment equal to the entire book value was recognized in earnings.

As of June 30, 2011, one of CT Legacy REIT's securities with a book value of $1.3 million was carried at a value in excess of its fair value. Fair value for this security was $158,000 as of June 30, 2011. In total, as of June 30, 2011, CT Legacy REIT had seven investments in securities with an aggregate book value of $3.7 million that have an estimated fair value of $3.8 million, including three investments in CMBS with an estimated fair value of $3.6 million and four investments in CDOs and other securities with an estimated fair value of $158,000.

We determine fair values using third party dealer assessments of value, and our own internal financial model-based estimations of fair value. See Note 19 for further discussion of fair value. We regularly examine our securities portfolio and have determined that, despite the differences between book value and fair value discussed above, our expectations of future cash flows have changed adversely for six of our securities, against which we have recognized other-than-temporary-impairments.

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

CT Legacy REIT is not obligated to provide, nor has it provided, any financial support to these entities. As of June 30, 2011, CT Legacy REIT’s maximum exposure to loss as a result of its investment in these entities is $35.7 million, the principal amount of its securities portfolio. We have recorded other-than-temporary impairments of $30.4 million against this portfolio, resulting in a net exposure to loss of $5.3 million as of June 30, 2011.

B. Loans Receivable, Net – CT Legacy REIT

Activity relating to CT Legacy REIT’s loans receivable for the six months ended June 30, 2011 was as follows (in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value (1)

December 31, 2010	$—	$—	$—

Transfer from Capital Trust, Inc. on March 31, 2011	739,694	(244,282)	495,412
Satisfactions (2)	(191,193)	—	(191,193)
Principal paydowns	(16,170)	—	(16,170)
Discount/premium amortization & other	906	—	906
Provision for loan losses	—	(9,434)	(9,434)
Realized loan losses	(1,434)	1,434	—
Reclassification to loans held-for-sale	(32,331)	—	(32,331)

June 30, 2011	$499,472	($252,282)	$247,190

(1)	Includes loans with a total principal balance of $499.1 million as of June 30, 2011.
(2)	Includes final maturities, full repayments, and sales.

The following table details overall statistics for CT Legacy REIT’s loans receivable portfolio as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Number of investments	20	─
Fixed / Floating (in millions) (1)	$50 / $197	$─ / $─
Coupon (2) (3)	4.05%	n/a
Yield (2) (3)	4.35%	n/a
Maturity (years) (2) (4)	1.6	n/a

(1)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate loans.
(2)	Represents a weighted average as of June 30, 2011.
(3)	Calculations for floating rate loans are based on LIBOR of 0.19% as of June 30, 2011.
(4)	Represents the final maturity of each investment assuming all extension options are executed.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The tables below detail the types of loans in CT Legacy REIT’s portfolio, as well as the property type and geographic distribution of the properties securing these loans, as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011		December 31, 2010
Asset Type	Book Value	Percentage	Book Value	Percentage
Senior mortgages	$81,624	32%	$—	―	%
Mezzanine loans	71,215	29	—	―
Subordinate interests in mortgages	71,166	29	—	―
Other	23,185	10	—	―
Total	$247,190	100%	$—	―	%

Property Type	Book Value	Percentage	Book Value	Percentage
Office	$122,475	50%	$—	―	%
Hotel	75,428	31	—	―
Multifamily	14,212	5	—	―
Other	35,075	14	—	―
Total	$247,190	100%	$—	―	%

Geographic Location	Book Value	Percentage	Book Value	Percentage
Northeast	$67,254	27%	$—	―	%
Southwest	55,851	23	—	―
West	52,385	21	—	―
Southeast	27,297	11	—	―
Northwest	10,113	4	—	―
International	34,290	14	—	―
Total	$247,190	100%	$—	―	%

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

The following table allocates the net book value and principal balance of CT Legacy REIT’s loans receivable based on our internal risk ratings as of June 30, 2011 and December 31, 2010 (in thousands):

	Loans Receivable as of June 30, 2011			Loans Receivable as of December 31, 2010
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	5	$94,280	$94,716	—	$—	$—
4 - 5	7	114,673	100,190	—	—	—
6 - 8	8	290,113	52,284	—	—	—

Total	20	$499,066	$247,190	—	$—	$—

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

In making this risk assessment, one of the primary factors we consider is how senior or junior each loan is relative to other debt obligations of the borrower. The following tables further allocate CT Legacy REIT’s loans receivable by both loan type and our internal risk ratings as of June 30, 2011 and December 31, 2010 (in thousands):

	Senior Mortgage Loans
	as of June 30, 2011			as of December 31, 2010
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	1	$6,000	$5,969	—	$—	$—
4 - 5	3	44,667	44,667	—	—	—
6 - 8	2	44,050	30,988	—	—	—

Total	6	$94,717	$81,624	—	$—	$—

	Subordinate Interests in Mortgages
	as of June 30, 2011			as of December 31, 2010
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	1	$13,000	$13,000	—	$—	$—
4 - 5	2	51,353	36,870	—	—	—
6 - 8	4	85,773	21,296	—	—	—

Total	7	$150,126	$71,166	—	$—	$—

	Mezzanine & Other Loans
	as of June 30, 2011			as of December 31, 2010
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	3	$75,280	$75,747	—	$—	$—
4 - 5	2	18,653	18,653	—	—	—
6 - 8	2	160,290	—	—	—	—

Total	7	$254,223	$94,400	—	$—	$—

Loan impairments

The following table describes CT Legacy REIT’s impaired loans as of June 30, 2011, including impaired loans that are current in their interest payments and those that are delinquent on contractual payments (in thousands):

		June 30, 2011
Impaired Loans	No. of Loans	Gross Book Value	Provision for Loan Loss	Net Book Value
Performing loans	5	$253,536	($218,834)	$34,702
Non-performing loans	2	43,420	(33,448)	9,972

Total impaired loans	7	$296,956	($252,282)	$44,674

The following table details the allocation of CT Legacy REIT’s provision for loan losses as of June 30, 2011 (in thousands):

	June 30, 2011
Impaired Loans	Principal Balance	Provision for Loan Loss	Loss Severity
Mezzanine & other loans	$254,223	$160,289	63%
Subordinate interests in mortgages	150,126	78,931	53
Senior mortgages	94,717	13,062	14
Total/Weighted Average	$499,066	$252,282	51%

Generally, we have recorded provisions for loan loss against all loans which are in maturity default, or otherwise have past-due principal payments. As of June 30, 2011, CT Legacy REIT had three loans with an aggregate net book value of $44.5 million which were in maturity default but had no provision recorded. We expect to collect all principal and interest due under these loans upon their resolution.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details CT Legacy REIT’s average balance of impaired loans by loan type, and the income recorded on such loans subsequent to their impairment during the six months ended June 30, 2011 (in thousands):

Income on Impaired Loans for the Six Months Ended June 30, 2011
Asset Type	Average Net Book Value	Income Recorded (1)
Senior Mortgage Loans	$9,025	$140
Subordinate Interests in Mortgages	24,172	127
Mezzanine & Other Loans	—	1,585

Total	$33,197	$1,852

(1)
Substantially all of the income recorded on impaired loans during the period was received in cash. See also Note 4 for disclosure of income recorded on impaired loans prior to their transfer to CT Legacy REIT, substantially all of which was also received in cash.

Nonaccrual loans

In accordance with our revenue recognition policies discussed in Note 2, we do not accrue interest on loans which are 90 days past due or, in the opinion of management, are otherwise uncollectable. Accordingly, we do not have any material interest receivable accrued on CT Legacy REIT’s nonperforming loans as of June 30, 2011.

The following table details CT Legacy REIT’s loans receivable which are on nonaccrual status as of June 30, 2011 (in thousands):

Non-Accrual Loans Receivable as of June 30, 2011
Asset Type	Principal Balance	Net Book Value
Senior Mortgage Loans	$1,779	$1,779
Subordinate Interests in Mortgages	85,773	21,296
Mezzanine & Other Loans	152,289	—

Total	$239,841	$23,075

C. Loans Held-for-Sale, Net – CT Legacy REIT

Activity relating to CT Legacy REIT’s loans held-for-sale for the six months ended June 30, 2011 was as follows (in thousands):

	Gross Book Value	Valuation Allowance	Net Book Value

December 31, 2010	$—	$—	$—

Reclassification from loans receivable	32,331	—	32,331
Valuation allowance on loans held-for-sale	—	(224)	(224)

June 30, 2011	$32,331	($224)	$32,107

During the second quarter of 2011, CT Legacy REIT reclassified a $32.5 million senior mortgage loan to loans held-for-sale, against which it has recorded a $224,000 valuation allowance to reflect this loan at its approximate fair value.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

D. Debt Obligations – CT Legacy REIT

As of June 30, 2011, CT Legacy REIT had $182.3 million of total debt obligations outstanding. The balances of each category of debt, their respective coupons and all-in effective costs (including the amortization of fees and expenses) were as follows (in thousands):

	June 30, 2011		December 31, 2010	June 30, 2011
Debt Obligations	Principal Balance	Book Value	Book Value	Coupon(1)	All-In Cost(1)		Maturity Date(2)

Repurchase obligation (JPMorgan)	$119,343	$119,343	$—	2.69%	2.69%		December 15, 2014

Mezzanine loan(3)	63,000	51,631	—	15.00%	18.74%		March 31, 2016

Total/Weighted Average	$182,343	$170,974	$—	6.94%	8.23%	(4)	May 27, 2015

(1)	Assumes LIBOR of 0.19% at June 30, 2011 for floating rate debt obligations.
(2)	Maturity dates represent the contractual maturity of each facility.
(3)	The mezzanine loan carries a 15.0% per annum interest rate, of which 7.0% per annum may be deferred. The all-in cost of the mezzanine loan includes the amortization of deferred fees and expenses.
(4)
Including the impact of interest rate hedges with an aggregate notional balance of $61.0 million as of June 30, 2011, the effective all-in cost of CT Legacy REIT’s debt obligations would be 9.90% per annum.

Repurchase Obligations

In conjunction with our March 2011 restructuring, on March 31, 2011 our legacy repurchase obligations with JP Morgan, Morgan Stanley and Citigroup were assumed by wholly-owned subsidiaries of CT Legacy REIT, and the recourse to Capital Trust, Inc. was eliminated. The balances then outstanding under the three repurchase obligations with JP Morgan, Morgan Stanley and JP Morgan were $173.5 million, $93.2 million, and $38.1 million, respectively.

During the second quarter of 2011, the Morgan Stanley and Citigroup repurchase obligations were fully repaid and extinguished, and the remaining collateral thereunder was released.

The JP Morgan facility matures on December 15, 2014 and bears interest at a rate of LIBOR + 2.50% per annum (2.69% as of June 30, 2011), which rate will increase to LIBOR + 3.00% per annum for the period from March 31, 2013 through March 30, 2014, and then to LIBOR + 3.50% per annum for the period from March 31, 2014 through maturity. In addition, periodic repayment targets must be met under the facility, which require the outstanding balance be reduced to: $110.0 million by December 15, 2011, $65.0 million by December 15, 2012, and $30 million by December 15, 2013.

As of June 30, 2011, the JP Morgan facility had an outstanding balance of $119.3 million.

The following table details the aggregate outstanding principal balance, book value and fair value of CT Legacy REIT’s assets, primarily loans receivable, which were pledged as collateral under the JP Morgan repurchase facility as of June 30, 2011, as well as the amount at risk (in thousands). The amount at risk is generally equal to the book value of our collateral less the outstanding principal balance of the repurchase facility.

		Loans and Securities Collateral Balances, as of June 30, 2011
Repurchase Lender	Facility Balance	Principal Balance	Book Value	Fair Value(1)	Amount at Risk(2)
JPMorgan	$119,343	$371,543	$216,449	$190,527	$104,125

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Mezzanine Loan

On March 31, 2011, CT Legacy REIT entered into an $83.0 million mezzanine loan with Five Mile that carries a 15.0% per annum interest rate, of which 7.0% per annum may be deferred, and that matures on March 31, 2016. The mezzanine loan is not recourse to Capital Trust, Inc. except for certain limited non-recourse, “bad boy” carve outs.

The mezzanine loan is collateralized by 100% of the equity interests in a subsidiary of CT Legacy REIT, which in-turn owns all of CT Legacy REIT’s assets, subject in-part to the repurchase obligations described above. Five Mile has consent rights with respect to material actions concerning CT Legacy REIT’s assets such as material modifications, sales, and/or the pursuit of certain remedies with regard to such assets. The mezzanine loan also contains covenants that (i) prohibit CT Legacy REIT from paying common stock cash dividends until the mezzanine loan has been repaid, (ii) prohibit us from selling or otherwise transferring our equity interests in CT Legacy REIT, and (iii) require the continued employment of certain key employees.

In addition, an affiliate of Five Mile acquired a 24% equity interest in the common stock of CT Legacy REIT in conjunction with the making of the mezzanine loan. Subsequently, during the second quarter of 2011, an affiliate of Five Mile also acquired 9.4% of the subordinate class B common stock of CT Legacy REIT which was originally issued to our former junior subordinate noteholders. See above in this Note 10 for further discussion of the class B common stock.

As of June 30, 2011, the mezzanine loan had an outstanding principal balance of $63.0 million and a book balance of $51.6 million. The difference between book balance and principal outstanding is due to costs associated with the mezzanine loan, primarily the equity interest in CT Legacy REIT discussed above. Including the amortization of these deferred costs, the mezzanine loan has an all-in cost of 18.74%.

E. Participations Sold – CT Legacy REIT

Participations sold represent interests in certain loans that we originated and subsequently sold to one of our investment management vehicles or to third-parties. We present these participations sold as both assets and non-recourse liabilities because these arrangements do not qualify as sales under GAAP. Generally, participations sold are recorded as assets and liabilities in equal amounts on our consolidated balance sheets, and an equivalent amount of interest income and interest expense is recorded on our consolidated statements of operations. However, impaired loan assets must be reduced through the provision for loans losses while the associated non-recourse liability cannot be reduced until the participation has been contractually extinguished. This can result in an imbalance between the loan participations sold asset and liability. We have no economic exposure to these liabilities.

In connection with our March 2011 restructuring, a $152.3 million loan, in which we have previously sold a $97.5 million participation, was transferred to CT Legacy REIT.

The following table describes CT Legacy REIT’s participations sold assets and liabilities as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
Participations sold assets
Gross carrying value	$97,465	$—
Less: Provision for loan losses	(97,465)	—
Net book value of assets	—	—

Participations sold liabilities
Net book value of liabilities	97,465	—
Net impact to shareholders' equity	($97,465)	$—

F. Derivative Financial Instruments – CT Legacy REIT

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes the notional amounts and fair values of CT Legacy REIT’s interest rate swaps as of June 30, 2011 and December 31, 2010 (in thousands). The notional amount provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk.

Counterparty	June 30, 2011 Notional Amount	Interest Rate (1)	Maturity	June 30, 2011 Fair Value	December 31, 2010 Fair Value
JPMorgan Chase	$17,667	5.14%	2014	($2,048)	$—
JPMorgan Chase	16,705	4.83%	2014	(1,910)	—
JPMorgan Chase	16,380	5.52%	2018	(2,812)	—
JPMorgan Chase	7,062	5.11%	2016	(1,031)	—
JPMorgan Chase	3,187	5.45%	2015	(487)	—
Total/Weighted Average	$61,001	5.17%	2015	($8,288)	$—

(1)	Represents the gross fixed interest rate we pay to our counterparties under these derivative instruments. We receive an amount of interest indexed to one-month LIBOR on all of our interest rate swaps.

During the second quarter of 2011, as a result of significant repayments of CT Legacy REIT’s floating rate debt obligations, these interest rate swaps ceased to be highly effective hedging instruments. We therefore discontinued the designation of these hedges as cash flow hedges. As a result, beginning in the second quarter of 2011, any change in the fair values of these interest rate swaps is recorded as a non-cash component of interest expense on our consolidated statement of operations. We recognized $770,000 of such non-cash interest expense during the six months ended June 30, 2011.

In addition, as a result of the termination of the effective hedge designation, we reclassified $3.2 million from accumulated other comprehensive income as non-cash interest expense on our consolidated financial statements. In future periods we will recognize additional non-cash interest expense as the remaining balance of accumulated other comprehensive income is amortized over the life of each related facility. Net payments under such interest rate swaps during the six months ended June 30, 2011 totaled $774,000, and were recorded as a component of interest expense.

Over the next twelve months, we expect approximately $2.4 million to be reclassified from other comprehensive income to interest expense. This amount represents the amortization of losses previously recorded in other comprehensive income on interest rate swaps which are no longer designated as cash flow hedges.

As of June 30, 2011, CT Legacy REIT has not posted any assets as collateral under derivative agreements.

Note 11. Consolidated Securitization Vehicles

As of June 30, 2011, our consolidated balance sheet includes an aggregate $2.0 billion of assets and $2.2 billion of liabilities related to 10 consolidated securitization vehicles. Due to the non-recourse nature of these vehicles, and other factors discussed below, our net exposure to loss from investments in these entities is limited to $15.2 million.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

We are not obligated to provide, nor have we provided, any financial support to these CT CDOs. Accordingly, other than in the event of a breach of certain representations or warranties, which are discussed in detail below, our maximum exposure to loss as a result of our investment in these entities is limited to $233.6 million, the notional amount of the subordinate debt and equity interest we retained in these CDOs. After giving effect to certain transfers of these interests, provisions for loan losses and other-than-temporary impairments recorded as of June 30, 2011, our remaining net exposure to loss from these entities is $15.2 million.

Other Consolidated Securitization Vehicles

As discussed above, we currently consolidate six additional securitization vehicles, all of which are substantially similar to the CT CDOs. These securitization vehicles invest in commercial real estate debt instruments, which investments were not originated or transferred to the entities by us. In addition to our investment in the subordinate classes of the securities issued by these vehicles, we are named special servicer on a number of their assets. As a result of consolidation, our ownership interests in these consolidation vehicles have been eliminated, and our balance sheet reflects both the assets held and debt issued by these vehicles to third-parties. Similarly, our operating results and cash flows include the gross amounts related to the assets and liabilities of the securitization vehicles, as opposed to our net economic interests in these entities. Special servicing fees paid to us on assets owned by these vehicles are eliminated in consolidation.

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

We are not obligated to provide, nor have we provided, any financial support to these entities. In addition, five of these six investments have been made through our CT CDOs, which limits our exposure to loss as discussed above. Accordingly, as of June 30, 2011, our maximum exposure to loss as a result of our investment in these entities is limited to $69.0 million, the notional amount of our investment in the only securitization vehicle not held by our CT CDOs. Prior to consolidation, we have previously impaired 100% of our investment in this entity, resulting in a zero net exposure to loss as of June 30, 2011.

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

A. Securities Held-to-Maturity – Consolidated Securitization Vehicles

Our consolidated securitization vehicles’ securities portfolio consists of CMBS, CDOs, and other securities. Activity relating to these securities for the six months ended June 30, 2011 was as follows (in thousands):

	CMBS	CDOs & Other	Total Book Value (1)

December 31, 2010	$456,312	$48,011	$504,323

Principal paydowns	(9,924)	(21,419)	(31,343)
Discount/premium amortization & other (2)	(149)	(491)	(640)
Other-than-temporary impairments:
Recognized in earnings	(6,551)	—	(6,551)
Recognized in accumulated other comprehensive income	1,631	—	1,631

June 30, 2011	$441,319	$26,101	$467,420

(1)	Includes securities with a total face value of $561.3 million and $594.4 million as of June 30, 2011 and December 31, 2010, respectively.
(2)	Includes mark-to-market adjustments on securities previously classified as available-for-sale, amortization of other-than-temporary impairments, and losses, if any.

As of both June 30, 2011 and December 31, 2010, all of our consolidated securitization vehicles’ securities were classified as held-to-maturity.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table allocates the book value of our consolidated securitization vehicles’ securities as of June 30, 2011 between their amortized cost basis, amounts related to mark-to-market adjustments on securities previously classified as available-for-sale, and the portion of other-than-temporary impairments not related to expected credit losses (in thousands):

	CMBS	CDOs & Other	Total Securities
Amortized cost basis	$448,969	$26,101	$475,070
Mark-to-market adjustments on securities previously classified as available-for-sale	4,116	—	4,116
Other-than-temporary impairments recognized in accumulated other comprehensive income	(11,766)	—	(11,766)

Total book value as of June 30, 2011	$441,319	$26,101	$467,420

The following table details overall statistics for our consolidated securitization vehicles’ securities portfolio as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Number of securities	55	56
Number of issues	39	40
Rating (1) (2)	BB+	BB+
Fixed / Floating (in millions) (3)	$466 / $1	$503 / $1
Coupon (1) (4)	6.66%	6.66%
Yield (1) (4)	7.06%	6.97%
Life (years) (1) (5)	2.9	3.4

(1)	Represents a weighted average as of June 30, 2011 and December 31, 2010, respectively.
(2)	Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security.
(3)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate securities.
(4)
Coupon is based on the securities’ contractual interest rates, while yield is based on expected cash flows for each security, and considers discounts/premiums and asset non-performance. Calculations for floating rate securities are based on LIBOR of 0.19% and 0.26% as of June 30, 2011 and December 31, 2010, respectively.

(5)	Weighted average life is based on the timing and amount of future expected principal payments through the expected repayment date of each respective investment.

The table below details the ratings and vintage distribution of our consolidated securitization vehicles’ securities as of June 30, 2011 (in thousands):

	Rating as of June 30, 2011
Vintage	AAA	AA	A	BBB	BB	B	CCC and Below	Total
2006	$—	$—	$—	$—	$—	$—	$15,180	$15,180
2005	—	—	—	—	—	—	20,530	20,530
2004	—	24,798	4,331	—	—	—	—	29,129
2003	9,907	—	—	3,016	1,962	—	—	14,885
2002	—	—	—	6,687	—	2,680	—	9,367
2001	—	—	—	1,302	—	4,129	1,632	7,063
2000	2,912	—	—	—	—	—	25,507	28,419
1999	—	—	11,286	1,418	17,373	—	—	30,077
1998	76,724	45,944	37,599	43,499	33,309	—	14,539	251,614
1997	5,943	—	18,609	—	5,202	3,035	3,527	36,316
1996	24,840	—	—	—	—	—	—	24,840
Total	$120,326	$70,742	$71,825	$55,922	$57,846	$9,844	$80,915	$467,420

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

Other-than-temporary impairments

Quarterly, we reevaluate our consolidated securitization vehicles’ securities portfolio to determine if there has been an other-than-temporary impairment based upon expected future cash flows from each securities investment. As a result of this evaluation, under the accounting guidance discussed in Note 2, during the six months ended June 30, 2011, we recorded a gross other-than-temporary impairment of $4.9 million. In addition, we determined that $1.6 million of impairments previously recorded in other comprehensive income should be recognized as credit losses due to a decrease in cash flow expectations for four of our securities.

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

The following table summarizes activity related to the other-than-temporary impairments of our consolidated securitization vehicles’ securities during the six months ended June 30, 2011 (in thousands):

	Gross Other-Than- Temporary Impairments	Credit Related Other-Than-Temporary Impairments	Non-Credit Related Other-Than-Temporary Impairments

December 31, 2010	$88,586	$74,576	$14,010

Additions due to change in expected cash flows	4,920	6,551	(1,631)
Amortization of other-than-temporary impairments	(1,611)	(998)	(613)

June 30, 2011	$91,895	$80,129	$11,766

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Unrealized losses and fair value of securities

Certain of our consolidated securitization vehicles’ securities are carried at values in excess of their fair values. This difference can be caused by, among other things, changes in credit spreads and interest rates. The following table shows the gross unrealized losses and fair value of securities for which the fair value is lower than their book value as of June 30, 2011 and that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		Greater Than 12 Months		Total

	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Book Value (1)

Floating Rate	$—	$—	$—	$—	$—	$—	$—

Fixed Rate	104.0	(3.5)	159.9	(26.1)	263.9	(29.6)	293.5

Total	$104.0	($3.5)	$159.9	($26.1)	$263.9	($29.6)	$293.5

(1)
Excludes, as of June 30, 2011, $173.9 million of securities which were carried at or below fair value and securities against which an other-than-temporary impairment equal to the entire book value was recognized in earnings.

As of June 30, 2011, 35 of our consolidated securitization vehicles' securities with an aggregate book value of $293.5 million were carried at values in excess of their fair values. Fair value for these securities was $263.9 million as of June 30, 2011. In total, as of June 30, 2011, our consolidated securitization vehicles had 55 investments in securities with an aggregate book value of $467.4 million that have an estimated fair value of $448.9 million, including 53 investments in CMBS with an estimated fair value of $422.4 million and 2 investments in CDOs and other securities with an estimated fair value of $26.5 million.

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

We determine fair values using third party dealer assessments of value, and our own internal financial model-based estimations of fair value. See Note 17 for further discussion of fair value. We regularly examine our securities portfolio and have determined that, despite these differences between book value and fair value, our expectations of future cash flows have only changed adversely for 11 of our securities, against which we have recognized other-than-temporary-impairments.

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

B. Loans Receivable, Net – Consolidated Securitization Vehicles

Activity relating to our consolidated securitization vehicles’ loans receivable for the six months ended June 30, 2011 was as follows (in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value (1)

December 31, 2010	$3,145,968	($254,589)	$2,891,379

Satisfactions (2)	(1,234,890)	—	(1,234,890)
Principal paydowns	(170,527)	—	(170,527)
Discount/premium amortization & other	260	—	260
Recovery of provision for loan losses	—	18,769	18,769
Realized loan losses	(1,616)	1,616	—

June 30, 2011	$1,739,195	($234,204)	$1,504,991

(1)	Includes loans with a total principal balance of $1.7 billion and $3.2 billion as of June 30, 2011 and December 31, 2010, respectively.
(2)	Includes final maturities and full repayments.

The following table details overall statistics for our consolidated securitization vehicles’ loans receivable portfolio as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Number of investments	80	94
Fixed / Floating (in millions) (1)	$204 / $1,301	$213 / $2,678
Coupon (2) (3)	2.53%	2.27%
Yield (2) (3)	2.53%	2.27%
Maturity (years) (2) (4)	1.7	1.3

(1)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate loans.
(2)	Represents a weighted average as of June 30, 2011 and December 31, 2010, respectively.
(3)	Calculations for floating rate loans are based on LIBOR of 0.19% and 0.26% as of June 30, 2011 and December 31, 2010, respectively.
(4)
For loans in CT CDOs, assumes all extension options are executed. For loans in other consolidated securitization vehicles, maturity is based on information provided by the trustees of each respective entity.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The tables below detail the types of loans in our consolidated securitization vehicles’ loan portfolio, as well as the property type and geographic distribution of the properties securing these loans, as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011		December 31, 2010
Asset Type	Book Value	Percentage	Book Value	Percentage
Senior mortgages	$964,089	63%	$2,225,983	76%
Mezzanine loans	267,581	18	316,283	11
Subordinate interests in mortgages	255,801	17	333,622	11
Other	22,618	2	22,850	2
Total	$1,510,089	100%	$2,898,738	100%

Property Type	Book Value	Percentage	Book Value	Percentage
Office	$682,089	45%	$825,292	28%
Hotel	545,097	36	611,435	21
Retail	156,372	10	178,146	7
Healthcare	21,715	2	1,156,880	40
Other	104,816	7	126,985	4
Total	$1,510,089	100%	$2,898,738	100%

Geographic Location	Book Value	Percentage	Book Value	Percentage
Northeast	$413,657	27%	$417,351	14%
Southeast	290,831	19	318,655	11
West	173,616	11	163,932	6
Southwest	154,597	10	172,088	6
Midwest	13,116	2	18,302	1
Diversified	464,272	31	1,808,410	62
Total	$1,510,089	100%	$2,898,738	100%

Unallocated loan loss provision (1)	(5,098)		(7,359)

Net book value	$1,504,991		$2,891,379

(1)
We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. This general provision is not specifically allocable to any loan asset type, collateral property type, or geographic location, but rather to an overall pool of loans. See Note 2 for additional details.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table allocates the net book value and principal balance of our consolidated securitization vehicles’ loans receivable based on our internal risk ratings as of June 30, 2011 and December 31, 2010 (in thousands):

	Loans Receivable as of June 30, 2011			Loans Receivable as of December 31, 2010
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	20	$566,269	$565,582	26	$2,031,176	$2,030,344
4 - 5	14	696,988	696,753	11	408,400	408,052
6 - 8	14	377,109	147,395	19	589,090	341,252
n/a	32	100,359	100,359	38	119,090	119,090

Total	80	$1,740,725	$1,510,089	94	$3,147,756	$2,898,738

Unallocated loan loss provision:			(5,098)			(7,359)

Net book value			$1,504,991			$2,891,379

(1)
We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional details.

In making this risk assessment, one of the primary factors we consider is how senior or junior each loan is relative to other debt obligations of the borrower. The following tables further allocate our consolidated securitization vehicles’ loans receivable by both loan type and our internal risk ratings as of June 30, 2011 and December 31, 2010 (in thousands):

	Senior Mortgage Loans
	as of June 30, 2011			as of December 31, 2010
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	7	$299,169	$299,169	12	$1,639,820	$1,639,815
4 - 5	8	514,131	514,131	6	335,043	335,043
6 - 8	2	133,214	61,906	3	193,983	143,676
n/a	30	88,883	88,883	36	107,449	107,449

Total	47	$1,035,397	$964,089	57	$2,276,295	$2,225,983

(1)
We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional details.

	Subordinate Interests in Mortgages
	as of June 30, 2011			as of December 31, 2010
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	7	$140,332	$139,792	7	$189,323	$188,666
4 - 5	4	69,857	69,622	4	71,415	71,067
6 - 8	9	147,701	44,411	11	185,913	71,748
n/a	1	1,976	1,976	1	2,141	2,141

Total	21	$359,866	$255,801	23	$448,792	$333,622

(1)
We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional details.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

	Mezzanine & Other Loans
	as of June 30, 2011			as of December 31, 2010
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	6	$126,768	$126,621	7	$202,033	$201,863
4 - 5	2	113,000	113,000	1	1,942	1,942
6 - 8	3	96,194	41,078	5	209,194	125,828
n/a	1	9,500	9,500	1	9,500	9,500

Total	12	$345,462	$290,199	14	$422,669	$339,133

(1)
We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional details.

Loan impairments

The following table describes our consolidated securitization vehicles’ impaired loans as of June 30, 2011, including impaired loans that are current in their interest payments and those that are delinquent on contractual payments (in thousands):

	June 30, 2011
Impaired Loans	No. of Loans	Gross Book Value	Provision for Loan Loss	Net Book Value
Performing loans	7	$316,225	($141,325)	$174,900
Non-performing loans	6	134,278	(87,781)	46,497

Total impaired loans	13	$450,503	($229,106)	$221,397

In addition, as described in Note 2, we have recorded a $5.1 million general provision for loan losses against 32 loans in our consolidated securitization vehicles with an aggregate principal balance of $100.4 million.

The following table details the allocation of our consolidated securitization vehicles’ provision for loan losses as of June 30, 2011 (in thousands):

	June 30, 2011
Impaired Loans	Principal Balance	Provision for Loan Loss	Loss Severity
Subordinate interests in mortgages	$357,890	$102,683	29%
Mezzanine & other loans	335,962	55,116	16
Senior mortgages	946,513	71,307	8
Unallocated (1)	100,359	5,098	5
Total/Weighted Average	$1,740,724	$234,204	13%

(1)
We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. This general provision is not specifically allocable to any loan asset type, but rather to an overall pool of loans. See Note 2 for additional details.

Generally, we have recorded provisions for loan loss against all loans which are in maturity default, or otherwise have past-due principal payments. As of June 30, 2011, our consolidated securitization vehicles had one loan with a net book value of $1.6 million which was in maturity default but had no provision recorded. We expect to collect all principal and interest due under this loan upon its resolution.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details our consolidated securitization vehicles’ average balance of impaired loans by loan type, and the income recorded on such loans subsequent to their impairment during the six months ended June 30, 2011 (in thousands):

Income on Impaired Loans for the Six Months Ended June 30, 2011
Asset Type	Average Net Book Value	Income Recorded (1)
Senior Mortgage Loans	$75,906	$2,217
Subordinate Interests in Mortgages	20,486	1,234
Mezzanine & Other Loans	135,244	2,827

Total	$231,636	$6,278

(1)	Substantially all of the income recorded on impaired loans during the period was received in cash.
Nonaccrual loans

In accordance with our revenue recognition policies discussed in Note 2, we do not accrue interest on loans which are 90 days past due or, in the opinion of management, are otherwise uncollectable. Accordingly, we do not have any material interest receivable accrued on nonperforming loans as of June 30, 2011.

The following table details our consolidated securitization vehicles’ loans receivable which are on nonaccrual status as of June 30, 2011 (in thousands):

Non-Accrual Loans Receivable as of June 30, 2011
Asset Type	Principal Balance	Net Book Value
Senior Mortgage Loans	$—	$—
Subordinate Interests in Mortgages	86,188	38,419
Mezzanine & Other Loans	96,194	41,078

Total	$182,382	$79,497

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
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

D. Debt Obligations – Consolidated Securitization Vehicles

As of June 30, 2011 and December 31, 2010, our consolidated securitization vehicles had $2.1 billion and $3.6 billion of total non-recourse securitized debt obligations outstanding, respectively. The balances of each entity’s outstanding securitized debt obligations, their respective coupons and all-in effective costs, including the amortization of fees and expenses, were as follows (in thousands):

	June 30, 2011		December 31, 2010	June 30, 2011
Non-Recourse Securitized Debt Obligations	Principal Balance	Book Value	Book Value	Coupon(1)	All-In Cost(1)		Maturity Date(2)
CT CDOs
CT CDO I	$146,164	$146,164	$199,573	1.00%	1.01%		July 2039
CT CDO II	212,380	212,380	262,281	0.78%	1.07%		March 2050
CT CDO III	234,341	234,926	239,911	5.24%	5.16%		June 2035
CT CDO IV (3)	251,808	251,808	280,820	0.89%	1.02%		October 2043
Total CT CDOs	844,693	845,278	982,585	2.09%	2.18%		April 2042

Other securitization vehicles
GMACC 1997-C1	88,607	88,607	98,154	7.11%	7.11%		July 2029
GSMS 2006-FL8A	50,552	50,552	125,598	1.03%	1.03%		June 2020
JPMCC 2005-FL1A	91,057	91,057	95,695	0.75%	0.75%		February 2019
MSC 2007-XLFA	664,495	664,495	751,131	0.44%	0.44%		October 2020
MSC 2007-XLCA	389,582	389,582	522,137	1.75%	1.75%		July 2017
CSFB 2006-HC1	—	—	1,045,929	—	—		May 2023
Total other securitization vehicles	1,284,293	1,284,293	2,638,644	1.34%	1.34%		March 2020

Total/Weighted Average	$2,128,986	$2,129,571	$3,621,229	1.64%	1.68%	(4)	December 2028

(1)	Represents a weighted average for each respective facility, assuming LIBOR of 0.19% at June 30, 2011 for floating rate debt obligations.
(2)
Maturity dates represent the contractual maturity of each securitization trust. Repayment of securitized debt is a function of collateral cash flows which are disbursed in accordance with the contractual provisions of each trust, and is therefore expected to occur prior to contractual maturity.

(3)	Comprised, at June 30, 2011, of $238.9 million of floating rate notes sold and $12.9 million of fixed rate notes sold.
(4)
Including the impact of interest rate hedges with an aggregate notional balance of $319.2 million as of June 30, 2011, the effective all-in cost of our consolidated securitization vehicles’ debt obligations would be 2.39% per annum.

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

CT CDOs

As of June 30, 2011, our outstanding CT CDOs included four separate issuances with a total face value of $844.7 million. As of June 30, 2011, $254.1 million of loans receivable and $467.4 million of securities were financed by our CT CDOs. As of December 31, 2010, $299.9 million of loans receivable and $504.3 million of securities were financed by our CT CDOs.

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

The maximum potential amount of future payment we may be required to make to repurchase assets is $919.5 million, the current face amount of all loans and securities in our four CT CDOs. In certain cases, we may be able to reduce the impact of any such purchase obligation through recoveries from the exercise of remedies against the institution from which we acquired the asset and received substantially the same representations and warranties. This potential recoverable amount is not currently estimable and would depend on the nature of the representation and warranty breached and the circumstances under which each asset was transferred to the CT CDO. Since inception, we have not been required to repurchase any assets nor have we received any notice of assertion of a potential breach of any representation or warranty. Any payment required to repurchase a loan or security could materially impact our liquidity.

Other Consolidated Securitization Vehicles

In addition to the CT CDOs sponsored by us, which are discussed above, we also have consolidated other securitization vehicles beginning on January 1, 2010, as discussed in Note 2. The debt obligations of these entities are separately presented on our consolidated balance sheet along with the CT CDOs issued by us, as they are also securitized, non-recourse obligations. These obligations will generally be satisfied with the repayment of assets in each such entity’s collateral pool, or will be discharged when losses are realized. As of June 30, 2011, $1.4 billion of loans receivable serve as collateral for the securities issued by these other consolidated securitization vehicles.

E. Derivative Financial Instruments – Consolidated Securitization Vehicles

The following table summarizes the notional amounts and fair values of our consolidated securitization vehicles’ interest rate swaps as of June 30, 2011 and December 31, 2010 (in thousands). The notional amount provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk.

Counterparty	June 30, 2011 Notional Amount	Interest Rate (1)	Maturity	June 30, 2011 Fair Value	December 31, 2010 Fair Value
Swiss RE Financial	$241,080	5.10%	2015	($22,092)	($24,037)
Bank of America	44,695	4.58%	2014	(2,913)	(3,331)
Morgan Stanley	17,609	3.95%	2011	(91)	(398)
Bank of America	10,535	5.05%	2016	(1,296)	(1,267)
Bank of America	5,104	4.12%	2016	(455)	(422)
Morgan Stanley	147	5.31%	2011	(2)	(7)
Total/Weighted Average	$319,170	4.94%	2015	($26,849)	($29,462)

(1)	Represents the gross fixed interest rate we pay to our counterparties under these derivative instruments. We receive an amount of interest indexed to one-month LIBOR on all of our interest rate swaps.

As of both June 30, 2011 and December 31, 2010, all of the derivative financial instruments of our consolidated securitization vehicles were classified as cash flow hedges, and recorded at fair value as interest rate hedge liabilities on our consolidated balance sheet.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The table below shows amounts recorded to other comprehensive income and amounts recorded to interest expense from other comprehensive income for the six months ended June 30, 2011 and 2010 (in thousands):

	Amount of gain (loss) recognized		Amount of loss reclassified from OCI
	in OCI for the six months ended (1)		to income for the six months ended (2)
Hedge	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Interest rate swaps	$2,613	($5,835)	($7,837)	($8,248)

(1)	Represents the amount of unrealized gains and losses recorded to other comprehensive income during the period, net of the amount reclassified to interest expense.
(2)	Represents net amounts paid to swap counterparties during the period, which are included in interest expense, offset by an immaterial amount of non-cash swap amortization.

All of our consolidated securitization vehicles’ interest rate swaps were classified as highly effective for all of the periods presented. Over the next twelve months, as we make payments under our hedge agreements, we expect approximately $13.8 million to be reclassified from other comprehensive income to interest expense. This amount is generally equal to the present value of expected payments under the respective derivative contracts.

As of June 30, 2011, our consolidated securitization vehicles have not posted any assets as collateral under derivative agreements.

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

Common Stock
Shares of class A common stock are entitled to vote on all matters presented to a vote of shareholders, except as provided by law or subject to the voting rights of any outstanding preferred stock. Holders of record of shares of class A common stock on the record date fixed by our board of directors are entitled to receive such dividends as may be declared by the board of directors subject to the rights of the holders of any outstanding preferred stock. A total of 22,729,877 shares of common stock and stock units were issued and outstanding as of June 30, 2011.

We did not repurchase any of our common stock during the six months ended June 30, 2011, other than the 34,892 shares we acquired pursuant to elections by incentive plan participants to satisfy tax withholding obligations through the surrender of shares equal in value to the amount of the withholding obligation incurred upon the vesting of restricted stock.

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

No dividends were declared during the six months ended June 30, 2011 or 2010.

Accumulated Other Comprehensive Loss
The following table details the primary components of accumulated other comprehensive loss as of June 30, 2011 and significant activity for the six months ended June 30, 2011 (in thousands):

	Mark-to-Market on Interest Rate Hedges	Deferred Gains on Settled Hedges	Other-than- Temporary Impairments	Unrealized Gains on Securities	Total

December 31, 2010	($37,914)	$165	($16,800)	$4,087	($50,462)

Unrealized gain on derivative financial instruments	3,545	—	—	—	3,545
Ineffective portion of cash flow hedges (1)	3,201	—	—	—	3,201
Amortization of net unrealized gains on securities	—	—	—	(506)	(506)
Amortization of net deferred gains on settlement of swaps	—	(47)	—	—	(47)
Other-than-temporary impairments of securities (2)	—	—	3,966	—	3,966

June 30, 2011	($31,168)	$118	($12,834)	$3,581	($40,303)

(1)
As a result of significant repayments under floating rate debt obligations of CT Legacy REIT a portion of its interest rate swaps were deemed inefective in the second quarter of 2011 and are no longer designated as hedging instruments. As a result, a portion of accumulated other comprehensive income is reclassified into earnings each period to reflect the non-hedge designation. See Note 10 for further discussion.

(2)
Represents the reclassification of other-than-temporary impairments of securities to credit losses recognized through earnings, including amortization of prior other-than-temporary impairments of $695,000.

Noncontrolling Interests
The noncontrolling interests included on our consolidated balance sheet represent the equity interests in CT Legacy REIT which are not owned by us, as described in Note 1. CT Legacy REIT’s outstanding common stock includes class A-1 common stock, class A-2 common stock, and subordinate common stock, class B common stock. A portion of CT Legacy REIT’s consolidated equity and results of operations are allocated to these noncontrolling interests based on their pro-rata ownership of CT Legacy REIT. The following table describes activity relating to noncontrolling interests for the six months ended June 30, 2011 (in thousands):

Noncontrolling Interests

December 31, 2010	$—

Allocation to noncontrolling interests	(12,623)
Net income attributable to noncontrolling interests	7,400

June 30, 2011	($5,223)

As of June 30, 2011, the noncontrolling interests recorded on our consolidated balance sheet was a deficit, which reflects the consolidated book value of CT Legacy REIT, including certain securitization trusts in which losses have been recorded in excess of CT Legacy REIT’s net investment.

During the second quarter of 2011, we purchased 118,651 shares of class B common stock of CT Legacy REIT which were issued to our former lenders in conjunction with our March 2011 restructuring. This purchase did not impact the book value of noncontrolling interests.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Earnings Per Share
The following table sets forth the calculation of Basic and Diluted earnings per share, or EPS, based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the six months ended June 30, 2011 (in thousands, except share and per share amounts):

	Six Months Ended June 30, 2011
	Net	Wtd. Avg.	Per Share
	Income	Shares	Amount
Basic EPS:
Net income allocable to common stock	$252,740	22,580,143	$11.19
Effect of Dilutive Securities:
Warrants & Options outstanding for the purchase of common stock	—	1,444,079
Diluted EPS:
Net income per share of common stock and assumed conversions	$252,740	24,024,222	$10.52

The following table sets forth the calculation of Basic and Diluted EPS based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the six months ended June 30, 2010 (in thousands, except share and per share amounts):

	Six Months Ended June 30, 2010
	Net	Wtd. Avg.	Per Share
	Loss	Shares (1)	Amount
Basic EPS:
Net loss allocable to common stock	($60,551)	22,340,071	($2.71)
Effect of Dilutive Securities:
Warrants & Options outstanding for the purchase of common stock	—	—
Diluted EPS:
Net loss per share of common stock and assumed conversions	($60,551)	22,340,071	($2.71)

(1)
Diluted EPS excludes 129,000 options and 3.5 million warrants which were not dilutive for the period. These instruments could potentially impact Diluted EPS in future periods, depending on changes in our stock price.

The following table sets forth the calculation of Basic and Diluted earnings per share, or EPS, based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the three months ended June 30, 2011 (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2011
	Net	Wtd. Avg.	Per Share
	Loss	Shares (1)	Amount
Basic EPS:
Net loss allocable to common stock	($1,845)	22,723,146	($0.08)
Effect of Dilutive Securities:
Warrants & Options outstanding for the purchase of common stock	—	—
Diluted EPS:
Net loss per share of common stock and assumed conversions	($1,845)	22,723,146	($0.08)

(1)	Diluted EPS excludes 3.5 million warrants which were not dilutive for the period. These instruments could potentially impact Diluted EPS in future periods, depending on changes in our stock price.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table sets forth the calculation of Basic and Diluted EPS based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the three months ended June 30, 2010 (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2010
	Net	Wtd. Avg.	Per Share
	Income	Shares (1)	Amount
Basic EPS:
Net income allocable to common stock	$2,902	22,344,552	$0.13
Effect of Dilutive Securities:
Warrants & Options outstanding for the purchase of common stock	—	322,774
Diluted EPS:
Net income per share of common stock and assumed conversions	$2,902	22,667,326	$0.13

(1)	Diluted EPS excludes 129,000 options which were not dilutive for the period. These instruments could potentially impact Diluted EPS in future periods, depending on changes in our stock price.

Note 13. General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2011 and 2010 consisted of the following (in thousands):

	Six Months Ended June 30,
General and Administrative Expenses	2011	2010
Personnel costs	$4,705	$4,732
Restructuring awards to employees	2,750	—
Management incentive awards plan - CT Legacy REIT	2,980	—
Employee stock-based compensation	317	76
Professional services	2,878	2,278
Operating and other costs	997	1,190
Subtotal	$14,627	$8,276

Expenses from consolidated securitization vehicles	301	975
Total	$14,928	$9,251

Note 14. Gain on Extinguishment of Debt

Gain on extinguishment of debt for the six months ended June 30, 2011 and 2010 consisted of the following (in thousands):

	Six Months Ended June 30,
Gain on Extinguishment of Debt	2011	2010

Extinguishment of senior credit facility and junior subordinated notes (1)	$74,404	$—
Termination of loan participation sold (2)	174,846	—
Other	1,726	463
Total	$250,976	$463

(1)	Represents the gain recorded on the extinguishment of certain of our legacy debt obligations as part of our March 2011 restructuring. See Note 1 for further discussion.
(2)	Represents the gain recorded on the termination of a loan participation sold which had previously been impaired. See Note 8 for further discussion.

Note 15. Income Taxes

Capital Trust, Inc. has made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal, state, and local income taxes except for the operations of our taxable REIT subsidiary, CTIMCO. To maintain qualification as a REIT, we must distribute at least 90% of our annual REIT taxable income to our shareholders and meet certain other requirements. If we fail to maintain our qualification as a REIT, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates. As of June 30, 2011 and December 31, 2010, Capital Trust, Inc. was in compliance with all REIT requirements.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

In addition, Capital Trust, Inc. includes in its taxable income, the income generated by investments in our CT CDOs. Due to the redirection provisions of our CT CDOs, which reallocate principal proceeds and interest otherwise distributable to us to repay senior noteholders, assets financed through our CT CDOs may generate current taxable income without a corresponding cash distribution to us. See Note 11 for further discussion of these redirection provisions.

As of December 31, 2010, Capital Trust, Inc. had net operating losses, or NOLs, and net capital losses, or NCLs, available to be carried forward and utilized in current or future periods. These included NOLs of approximately $302.0 million and NCLs of approximately $128.0 million at Capital Trust, Inc., as well as NOLs of approximately $4.0 million at CTIMCO. As a result of our March 2011 restructuring, Capital Trust, Inc. will recognize cancellation of indebtedness income of approximately $180.5 million for the 2011 taxable year which will reduce the available NOLs. The utilization of NOLs will also require us to pay alternative minimum taxes of approximately $2.0 million.

Deferred income taxes recorded on our consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used in the computation of our current income tax obligations.

Note 16. Employee Benefit and Incentive Plans

Stock-Based Incentive Plans

We had stock-based incentive awards outstanding under three benefit plans as of June 30, 2011: (i) the Amended and Restated 1997 Non-Employee Director Stock Plan, or 1997 Director Plan, (ii) the 2007 Long-Term Incentive Plan, or 2007 Plan, and (iii) the 2011 Long-Term Incentive Plan, or 2011 Plan. The 1997 Director Plan and the 2007 Plan expired in 2007 and June 2011, respectively and no new awards may be issued under them. Under the 2011 Plan, a maximum of 1 million shares of class A common stock may be issued. Shares canceled under previous plans are available to be reissued under the 2011 Plan. As of June 30, 2011, there were 988,035 shares available under the 2011 Plan.

Under these plans, our employees are issued shares of our restricted class A common stock. We record grant date fair value of these shares as an expense over their vesting period. A portion of these shares vest pro-rata over a three-year service period, with the remainder contingently vesting after a four-year period based on the returns we have achieved.

As of June 30, 2011, unvested share-based compensation consisted of 244,424 shares of restricted class A common stock with an unamortized value of $503,000. Subject to vesting conditions and the continued employment of certain employees, these costs will be recognized as compensation expense over the next three years.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Activity under these three plans for the six months ended June 30, 2011 is summarized in the table below in share and share equivalents:

Benefit Type	1997 Employee Plan	1997 Director Plan	2007 Plan	2011 Plan	Total
Options
Beginning balance	12,224	—	—	—	12,224
Expired	(12,224)	—	—	—	(12,224)
Ending balance	—	—	—	—	—

Restricted Class A Common Stock(1)
Beginning balance	—	—	32,785	—	32,785
Granted	—	—	300,000	—	300,000
Vested	—	—	(88,361)	—	(88,361)
Ending balance	—	—	244,424	—	244,424

Stock Units(2)
Beginning balance	—	68,544	416,855	—	485,399
Granted and deferred	—	—	21,405	11,965	33,370
Ending balance	—	68,544	438,260	11,965	518,769

Total outstanding	—	68,544	682,684	11,965	763,193

(1)
Comprised of both performance based awards that vest upon the attainment of certain common equity return thresholds and time based awards that vest based upon an employee’s continued employment on pre-established vesting dates.

(2)	Stock units are granted to certain members of our board of directors in lieu of cash compensation for services and in lieu of dividends earned on previously granted stock units.

A summary of the unvested restricted class A common stock as of and for the six months ended June 30, 2011 was as follows:

	Restricted Class A Common Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2011	32,785	$5.67
Granted	300,000	2.29
Vested	(88,361)	2.62
Unvested at June 30, 2011	244,424	$2.65

A summary of the unvested restricted class A common stock as of and for the six months ended June 30, 2010 was as follows:

	Restricted Class A Common Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2010	79,023	$7.99
Granted	16,875	1.27
Vested	(37,386)	8.08
Unvested at June 30, 2010	58,512	$6.45

The total grant date fair value of restricted shares that vested during the six months ended June 30, 2011 and 2010 was $231,000 and $127,000, respectively.

Incentive Management Fee Grants

In addition to the equity interests detailed above, we may grant percentage interests in the incentive compensation received by us from certain of our investment management vehicles. As of June 30, 2011, we had granted 45% of the CTOPI incentive compensation to our employees.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

CT Legacy REIT Management Incentive Awards Plan

As described in Note 1, incentive awards have been issued to certain of our senior level employees which entitle them to 6.75% of the recovery (subject to certain caps) of our legacy assets, net of CT Legacy REIT’s obligations, when and if distributed to us as dividends.

Note 17. Fair Values

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

The following table summarizes our assets and liabilities, including those of CT Legacy REIT and our consolidated securitization vehicles, which are recorded at fair value as of June 30, 2011 (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Other	Significant
	Total	in Active	Observable	Unobservable
	Fair Value at	Markets	Inputs	Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:

CT Legacy REIT's loans held-for-sale	$32,107	$—	$—	$32,107

Securitization vehicles' real estate held-for-sale	$8,055	$—	$—	$8,055

CT Legacy REIT's interest rate hedge liabilities	($8,288)	$—	($8,288)	$—
Securitization vehicles' interest rate hedge liabilities	($26,849)	$—	($26,849)	$—

Measured on a nonrecurring basis:

CT Legacy REIT's impaired loans: (1)
Senior mortgages	$12,038	$—	$—	$12,038
Subordinate interests in mortgages	32,636	—	—	32,636
Mezzanine loans	—	—	—	—
	$44,674	$—	$—	$44,674

Securitization vehicles' impaired loans: (1)
Senior mortgages	$61,907	$—	$—	$61,907
Subordinate interests in mortgages	5,419	—	—	5,419
Mezzanine loans	154,078	—	—	154,078
	$221,404	$—	$—	$221,404

(1)	Loans receivable against which we have recorded a provision for loan losses as of June 30, 2011.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following methods and assumptions were used to estimate the fair value of each type of asset and liability which was recorded at fair value as of June 30, 2011:

Loans held-for-sale: Loans held-for-sale are valued based on expected proceeds from a sale of the asset.

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

Impaired securities: Securities which are other-than-temporarily impaired are generally valued by a combination of (i) obtaining assessments from third-party dealers and, (ii) in cases where such assessments are unavailable or, in the opinion of management, deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates. In the case of internal models, expected cash flows of each security are based on management’s assumptions regarding the collection of principal and interest on the underlying loans and securities. The table above includes only securities which were impaired during the three months ended June 30, 2011. Previously impaired securities have been subsequently adjusted for amortization, and are therefore no longer reported at fair value as of June 30, 2011.

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

Additional details of CT Legacy REIT’s loans which were recorded at fair value as of June 30, 2011 are described below:

Senior mortgage loans: One of CT Legacy REIT’s senior mortgage loans with a principal balance of $25.1 million was reported at fair value as of June 30, 2011. This hotel loan has a maturity of September 2011 and a coupon of 2.0% per annum as of June 30, 2011.

Subordinate interests in mortgages: Four of CT Legacy REIT’s subordinate interests in mortgage loans with an aggregate principal balance of $111.6 million are reported at fair value as of June 30, 2011, including two hotel loans ($43.4 million), one office loan ($27.0 million), and one condominium loan ($41.1 million). These loans have a weighted average maturity of December 2012 and a weighted average coupon of 2.7% per annum as of June 30, 2011.

Mezzanine loans: Two of CT Legacy REIT’s mezzanine loans with an aggregate principal balance of $160.3 million are reported at fair value as of June 30, 2011, including one hotel loan ($152.3 million) and one office loan ($8.0 million). These loans have a weighted average maturity of April 2012 and a weighted average coupon of 3.7% per annum as of June 30, 2011.

Additional details of our consolidated securitization vehicles’ loans which were recorded at fair value as of June 30, 2011 are described below:

Senior mortgage loans: Two of our consolidated securitization vehicles’ senior mortgage loans with an aggregate principal balance of $133.2 million are reported at fair value as of June 30, 2011, which are both classified as mixed-use/other loan. The loans have a weighted average maturity of July 2012 and a weighted average coupon of 2.7% per annum as of June 30, 2011.

Subordinate interests in mortgages: Eight of our consolidated securitization vehicles’ subordinate interests in mortgage loans with an aggregate principal balance of $108.7 million are reported at fair value as of June 30, 2011, including three hotel loans ($60.9 million), two office loans ($27.7million), one multifamily loan ($5.5 million), one retail loan ($4.5 million) and one mixed-use/other loan ($10.2 million). The loans have a weighted average maturity of October 2011 and a weighted average coupon of 3.4% per annum as of June 30, 2011.

Mezzanine loans: Three of our consolidated securitization vehicles’ mezzanine loans with an aggregate principal balance of $209.2 million are reported at fair value as of June 30, 2011, including two hotel loans ($188.5 million) and one retail loan ($20.7 million). The loans have a weighted average maturity of September 2011 and a weighted average coupon of 2.1% per annum as of June 30, 2011.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Loans	Real Estate
	Held-for-Sale	Held-for-Sale
December 31, 2010	$5,750	$8,055
Transfer from loans receivable (non-VIEs)	32,331	—
Satisfactions	(5,750)	—

Adjustments to fair value included in earnings:
Valuation allowance on loans held-for-sale	($224)	—

June 30, 2011	$32,107	$8,055

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

The following table details the carrying amount, face amount, and approximate fair value of the financial instruments described above:

Fair Value of Financial Instruments
(in thousands)	June 30, 2011			December 31, 2010
	Carrying Amount	Face Amount	Fair Value	Carrying Amount	Face Amount	Fair Value
Financial assets:
Cash and cash equivalents	$28,430	$28,430	$28,430	$24,449	$24,449	$24,449
Securities held-to-maturity	—	—	—	3,455	36,015	5,518
Loans receivable, net	28,660	28,660	24,361	606,318	979,057	499,176

CT Legacy REIT
Restricted cash	10,225	10,225	10,225	—	—	—
Securities held-to-maturity	3,664	35,730	3,802	—	—	—
Loans receivable, net	247,190	499,066	215,750	—	—	—

Securitization Vehicles
Securities held-to-maturity	467,420	561,261	448,861	504,323	594,434	475,272
Loans receivable, net	1,504,991	1,740,725	1,344,947	2,891,379	3,147,755	2,548,715

Financial liabilities:
Repurchase obligations	—	—	—	372,582	372,680	372,680
Senior credit facility	—	—	—	98,124	98,124	14,719
Junior subordinated notes	—	—	—	132,190	143,753	2,875
Secured notes	7,529	7,529	7,529	—	—	—
Participations sold	28,660	28,660	24,361	259,304	259,304	81,589

CT Legacy REIT
Repurchase obligations	119,343	119,343	119,343	—	—	—
Mezzanine loan	51,631	63,000	63,000	—	—	—
Participations sold	97,465	97,465	—	—	—	—

Securitization Vehicles
Securitized debt obligations	2,129,571	2,129,571	1,564,888	3,621,229	3,620,446	2,717,787

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

Restricted cash: The carrying amount of restricted is considered to be a reasonable estimate of fair value.

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

Note 18. Supplemental Disclosures for Consolidated Statements of Cash Flows

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

Interest paid on our outstanding debt obligations during the six months ended June 30, 2011 and 2010 was $63.5 million and $52.5 million, respectively. The difference between interest expense on our consolidated statement of operations and interest paid is primarily due to non-cash interest expense recorded on loan participations sold, as well as amortization of discounts on our debt obligations.

Net taxes paid by us during the six months ended June 30, 2011 were $410,000 and taxes recovered by us for the six months ended June 30, 2010 were $132,000.

Note 19. Transactions with Related Parties

We earn base management and incentive fees in our capacity as investment manager for multiple vehicles which we have sponsored. Due to the nature of our relationship with these vehicles, all management fees are considered revenue from related parties under GAAP.

On November 9, 2006, we commenced our CT High Grade MezzanineSM investment management initiative and entered into three separate account agreements with affiliates of W. R. Berkley Corporation, or WRBC, with an aggregate commitment of $414 million. Pursuant to these agreements, we invested capital, on a discretionary basis, on behalf of WRBC in commercial real estate mortgages, mezzanine loans and participations therein. The separate accounts are entirely funded with committed capital from WRBC and are managed by a subsidiary of CTIMCO. CTIMCO earns a management fee equal to 0.25% per annum on invested assets.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

WRBC beneficially owned common stock representing approximately 16.9% of our outstanding common stock and stock units as of July 29, 2011, and a member of our board of directors is an employee of WRBC. In addition, a wholly-owned subsidiary of WRBC is an investor in Five Mile and certain private funds under its management. As discussed in Notes 1 and 10, Five Mile provided an $83.0 million mezzanine loan to CT Legacy REIT in connection with our March 2011 restructuring.

In July 2008, CTOPI, a private equity fund that we manage, held its final closing completing its capital raise with $540 million total equity commitments. EGI-Private Equity II, L.L.C., an affiliate under common control of the chairman of our board of directors, owns a 3.7% limited partner interest in CTOPI. During the six months ended June 30, 2011, we recorded $1.4 million of fees from CTOPI, $56,000 of which were attributable to EGI Private Equity II, L.L.C.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the six months ended, and as of, June 30, 2011 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other investments:
Interest and related income	$69,545	$—	$—	$69,545
Less: Interest and related expenses	58,543	—	—	58,543
Income from loans and other investments, net	11,002	—	—	11,002

Other revenues:
Management fees from affiliates	—	3,800	(626)	3,174
Servicing fees	—	1,181	(433)	748
Total other revenues	—	4,981	(1,059)	3,922

Other expenses:
General and administrative	3,428	12,126	(626)	14,928
Servicing fee expense	433	—	(433)	—
Total other expenses	3,861	12,126	(1,059)	14,928

Total other-than-temporary impairments of securities	(4,933)	—	—	(4,933)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	(3,271)	—	—	(3,271)
Net impairments recognized in earnings	(8,204)	—	—	(8,204)

Recovery of provision for loan losses	17,249	—	—	17,249
Valuation allowance on loans held-for-sale	(224)	—	—	(224)
Gain on extinguishment of debt	250,976	—	—	250,976
Income from equity investments	—	1,797	—	1,797
Income (loss) before income taxes	266,938	(5,348)	—	261,590
Income tax provision (benefit)	2,332	(882)	—	1,450
Net income (loss)	$264,606	($4,466)	$—	$260,140

Less: Net loss attributable to noncontrolling interests	—	—	—	(7,400)

Net income (loss) attributable to Capital Trust, Inc.	$264,606	($4,466)	$—	$252,740

Total assets	$2,360,192	$9,219	($4,011)	$2,365,400

All revenues were generated from external sources within the United States. The Investment Management segment earned fees of $626,000 for management of the Balance Sheet Investment segment and $433,000 for serving as collateral manager of the four CT CDOs consolidated under our Balance Sheet Investment segment.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the six months ended, and as of, June 30, 2010 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other investments:
Interest and related income	$79,502	$1	$—	$79,503
Less: Interest and related expenses	62,905	—	—	62,905
Income from loans and other investments, net	16,597	1	—	16,598

Other revenues:
Management fees from affiliates	—	4,385	(445)	3,940
Servicing fees	—	3,285	(548)	2,737
Total other revenues	—	7,670	(993)	6,677

Other expenses:
General and administrative	3,365	6,331	(445)	9,251
Servicing fee expense	548	—	(548)	—
Total other expenses	3,913	6,331	(993)	9,251

Total other-than-temporary impairments of securities	(39,835)	—	—	(39,835)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	18,015	—	—	18,015
Net impairments recognized in earnings	(21,820)	—	—	(21,820)

Provision for loan losses	(54,227)	—	—	(54,227)
Gain on extinguishment of debt	463	—	—	463
Income from equity investments	—	1,302	—	1,302
(Loss) income before income taxes	(62,900)	2,642	—	(60,258)
Income tax provision	14	279	—	293
Net (loss) income	($62,914)	$2,363	$—	($60,551)

Total assets	$4,491,259	$13,830	($2,206)	$4,502,883

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the three months ended, and as of, June 30, 2011 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other investments:
Interest and related income	$32,554	$—	$—	$32,554
Less: Interest and related expenses	32,296	—	—	32,296
Income from loans and other investments, net	258	—	—	258

Other revenues:
Management fees from affiliates	—	1,786	(191)	1,595
Servicing fees	—	649	(211)	438
Total other revenues	—	2,435	(402)	2,033

Other expenses:
General and administrative	1,496	3,344	(191)	4,649
Servicing fee expense	211	—	(211)	—
Total other expenses	1,707	3,344	(402)	4,649

Recovery of provision for loan losses	8,088	—	—	8,088
Valuation allowance on loans held-for-sale	(224)	—	—	(224)
Gain on extinguishment of debt	937	—	—	937
Income from equity investments	—	842	—	842
Income (loss) before income taxes	7,352	(67)	—	7,285
Income tax provision (benefit)	2,000	(939)	—	1,061
Net income	$5,352	$872	$—	$6,224

Less: Net loss attributable to noncontrolling interests	(8,069)	—	—	(8,069)

Net (loss) income attributable to Capital Trust, Inc.	($2,717)	$872	$—	($1,845)

Total assets	$2,360,192	$9,219	($4,011)	$2,365,400

All revenues were generated from external sources within the United States. The Investment Management segment earned fees of $191,000 for management of the Balance Sheet Investment segment and $211,000 for serving as collateral manager of the four CT CDOs consolidated under our Balance Sheet Investment segment.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the three months ended, and as of, June 30, 2010 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other investments:
Interest and related income	$39,524	$1	$—	$39,525
Less: Interest and related expenses	31,653	—	—	31,653
Income from loans and other investments, net	7,871	1	—	7,872

Other revenues:
Management fees from affiliates	—	885	39	924
Servicing fees	—	1,529	(303)	1,226
Total other revenues	—	2,414	(264)	2,150

Other expenses:
General and administrative	1,508	2,962	39	4,509
Servicing fee expense	303	—	(303)	—
Total other expenses	1,811	2,962	(264)	4,509

Total other-than-temporary impairments of securities	(3,848)	—	—	(3,848)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	1,852	—	—	1,852
Net impairments recognized in earnings	(1,996)	—	—	(1,996)

Provision for loan losses	(2,010)	—	—	(2,010)
Gain on extinguishment of debt	463	—	—	463
Income from equity investments	—	932	—	932
Income before income taxes	2,517	385	—	2,902
Income tax provision	—	—	—	—
Net income	$2,517	$385	$—	$2,902

Total assets	$4,491,259	$13,380	($2,206)	$4,502,883

All revenues were generated from external sources within the United States. The Investment Management segment earned fees of $39,000 for management of the Balance Sheet Investment segment and $303,000 for serving as collateral manager of the four CT CDOs consolidated under our Balance Sheet Investment segment.

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

Introduction
We are a fully integrated, self-managed, real estate finance and investment management company that specializes in credit sensitive financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. Our business model is designed to produce a mix of net interest margin from our balance sheet investments, and fee income and co-investment income from our investment management vehicles. In managing our operations, we focus on originating investments, managing our portfolios and capitalizing our businesses. From the inception of our finance business in 1997 through June 30, 2011, we have completed over $11.8 billion of investments in the commercial real estate debt arena. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes. We are traded on the New York Stock Exchange, or NYSE, under the symbol “CT”, and are headquartered in New York City.

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

March 2011 Restructuring
On March 31, 2011, we restructured, amended, or extinguished all of our outstanding recourse debt obligations, which we refer to as our March 2011 restructuring. Our March 2011 restructuring involved: (i) the contribution of certain of our legacy assets to a newly formed subsidiary, CT Legacy REIT Mezz Borrower, Inc., or CT Legacy REIT, (ii) the assumption of our legacy repurchase obligations by CT Legacy REIT, and (iii) the extinguishment of the remainder of our recourse obligations, our senior credit facility and junior subordinated notes. The restructuring was financed with a new $83.0 million mezzanine loan obtained by CT Legacy REIT from an affiliate of Five Mile Capital Partners LLC, or Five Mile, and the issuance of equity interests in the common stock of CT Legacy REIT to our former junior subordinated noteholders and former lenders under our senior credit facility, as well as to an affiliate of Five Mile.

Capital Trust, Inc.

Following the completion of our March 2011 restructuring, we no longer have any recourse debt obligations, and retain unencumbered ownership of 100% of (i) our investment management platform, CT Investment Management Co., LLC, (ii) our co-investment in CT Opportunity Partners I, LP, (iii) our residual ownership interests in CT CDOs I, II, and IV, and (iv) our tax-basis net operating losses. Furthermore, we have a 52% equity interest in the common stock of CT Legacy REIT. Our economic interest in CT Legacy REIT is, however, subject to (i) the secured notes, which are collateralized by certain of our retained equity interests in the common stock of CT Legacy REIT, (ii) incentive awards that provide for the participation in amounts earned from our retained equity interests in the common stock of CT Legacy REIT, and (iii) the subordinate common stock of CT Legacy REIT owned by our former junior subordinate noteholders, all of which are further described in Note 1 to our consolidated financial statements.

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

CT Legacy REIT, which is expected to be taxed as a REIT commencing in 2011, is owned 52% by us, 24% by an affiliate of Five Mile, and 24% by the former lenders under our senior credit facility. In addition, the former holders of our junior subordinated notes received class B common stock, a subordinate class of common stock of CT Legacy REIT, which is described in Note 1 to our consolidated financial statements. Capital Trust, Inc. will manage CT Legacy REIT and the Legacy Assets as a liquidating portfolio.

Index

During the second quarter of 2011, the CT Legacy REIT portfolio received repayments of $207.0 million, including full loan satisfactions of $191.2 million and partial repayments of $15.8 million, which repayments represented approximately 41.5% of the net book value of the CT Legacy REIT portfolio as of March 31, 2011.

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

Discussion of Operations
We include below in our discussion of operations: (i) an overview of the  operations of our parent company, Capital Trust, Inc., including its wholly-owned investment management subsidiary, (ii) a discussion of the consolidated balance sheet and operating results of Capital Trust, Inc. prepared in accordance with GAAP, (iii) a discussion of the adjusted balance sheet and operating results of Capital Trust, Inc., and (iv) a discussion of CT Legacy REIT on an adjusted, deconsolidated basis.

We believe that our adjusted balance sheet and operating results provide meaningful information to consider, in addition to our consolidated balance sheet and statement of operations prepared in accordance with GAAP. These adjusted measures help us to evaluate our financial position and performance without the effects of certain transactions and GAAP adjustments that are not necessarily indicative of our current investment portfolio, operations, capitalization, or shareholders’ equity.

See section III below for a presentation and discussion of our adjusted balance sheet and operating results.

I.	Capital Trust, Inc.
Subsequent to our March 2011 restructuring, our business has focused on managing (i) the operations of our investment management and special servicing platform, and (ii) the recovery form the legacy investments within CT Legacy REIT’s portfolio. Our investment management business is operated through our subsidiary, CT Investment Management Co., LLC, or CTIMCO, and includes: (i) management of our public company parent, Capital Trust, Inc. pursuant to which CTIMCO earns $3.5 million per annum, offset by fees earned from related CDO collateral management and special servicing assignments; (ii) collateral management of the four CT CDOs which we have sponsored; (iii) special servicing of investments within both our public company and private equity portfolios as well for third parties; and (iv) our private equity management mandates, which are described below.

Index

Investment Management Overview
We act as an investment manager for third parties and as special servicer for certain of our loan investments, as well as for third-parties. The table below details investment management and special servicing fee revenue generated by our wholly-owned, taxable, investment management subsidiary, CT Investment Management Co., LLC, or CTIMCO, for the six months ended June 30, 2011 and 2010:

Investment Management Revenues
(in thousands)	June 30, 2011	June 30, 2010

Fees generated as:
Public company manager (1)	$626	$445
Private equity manager	3,174	3,940
CDO collateral manager	412	485
Special servicer	770	2,800
Total fees	$4,982	$7,670

Eliminations (2)	(1,060)	(993)

Total fees, net	$3,922	$6,677

(1)
Public company management fees are offset by special servicing and CDO collateral management fees generated by our balance sheet portfolio. Gross public company management fees were $1.8 million for the six months ended June 30, 2011 and 2010, offset by an aggregate $1.1 million and $1.3 million of such fees, respectively.

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

We have developed our investment management business in order to create operating leverage within our platform, generating fee revenue from investing third party capital and, in certain instances, earning co-investment income. Our active investment management mandates are described below:

•
CT Opportunity Partners I, LP, or CTOPI, is currently investing capital. The fund held its final closing in July 2008 with $540 million in total equity commitments from 28 institutional and individual investors. Currently, $313 million of committed equity remains undrawn. We have a $25 million commitment to invest in the fund ($11 million currently funded, $14 million unfunded) and entities controlled by the chairman of our board of directors have committed to invest $20 million. In May 2010, the fund’s investment period was extended to December 13, 2011. The fund targets opportunistic investments in commercial real estate, specifically high yield debt, equity and hybrid instruments, as well as non-performing and sub-performing loans and securities. We earn base management fees of 1.3% per annum of invested capital, as well as net incentive management fees of 17.7% of profits after a 9% preferred return and a 100% return of capital.

•
CT High Grade Partners II, LLC, or CT High Grade II, is no longer investing capital (its investment period expired in May 2011). The fund closed in June 2008 with $667 million of commitments from two institutional investors. The fund targeted senior debt opportunities in the commercial real estate sector and did not employ leverage. We earn a base management fee of 0.40% per annum on invested capital.

•
CT High Grade MezzanineSM, or CT High Grade, is no longer formally investing capital (its investment period officially expired in July 2008). The fund closed in November 2006, with a single, related party institutional investor committing $250 million, which was subsequently increased to $350 million in July 2007, and to $414 million in May 2011. This separate account targeted lower LTV subordinate debt investments without leverage. We earn management fees of 0.25% per annum on invested capital.

•
CT Large Loan 2006, Inc., or CT Large Loan, is no longer investing capital (its investment period expired in May 2008). The fund closed in May 2006 with total equity commitments of $325 million from eight institutional investors. We earn management fees of 0.75% per annum of fund assets (capped at 1.5% on invested equity).

Index

The table below provides additional information regarding the three private equity funds and one separate account we managed as of June 30, 2011.

Investment Management Mandates, as of June 30, 2011
(in millions)
						Base	Incentive
		Total	Total Capital	Co-		Management	Management
	Type	Investments(1)	Commitments	Investment %		Fee	Fee
Investing:
CTOPI	Fund	$255	$540	4.63%	(2)	1.28% (Assets)	(3)

Liquidating:
CT High Grade II	Fund	550	667	—		0.40% (Assets)	N/A
CT High Grade	Sep. Acc.	287	350	—		0.25% (Assets)	N/A
CT Large Loan	Fund	174	325	—	(4)	0.75% (Assets)(5)	N/A

(1)	Represents total investments, on a cash basis, as of period-end.
(2)	We have committed to invest $25.0 million in CTOPI.
(3)
CTIMCO earns net incentive management fees of 17.7% of profits after a 9% preferred return on capital and a 100% return of capital, subject to a catch-up. We have allocated 45% of the CTOPI incentive management fees to our employees as long-term performance awards.

(4)	We have co-invested on a pari passu, asset by asset basis with CT Large Loan.
(5)	Capped at 1.5% of equity.

Originations
We have historically allocated investment opportunities between our balance sheet and investment management vehicles based upon our assessment of risk and return profiles, the availability and cost of capital, and applicable regulatory restrictions associated with each opportunity. Currently, we are originating investments only for our investment management business, which are summarized in the table below for the six months ended June 30, 2011 and for the year ended December 31, 2010.

Originations(1)
($ in millions)	Six months ended June 30, 2011	Year ended December 31, 2010
	# / $ .	# / $ .

Investment management	7 / $197	20 / $306

(1)	Includes total commitments, both funded and unfunded, net of any related purchase discounts.

Asset Management
We actively manage the CT Legacy REIT portfolio and the assets held by our investment management vehicles with our in-house team of asset managers. While these investments are primarily in the form of debt, we are aggressive in exercising the rights afforded to us as a lender. These rights may include collateral level budget approvals, lease approvals, loan covenant enforcement, escrow/reserve management/collection, collateral release approvals and other rights that we may negotiate. In light of the recent deterioration in property level performance, property valuation, and the real estate capital markets, a significant number of our loans are either non-performing and/or on our watch list. This requires intensive efforts on the part of our asset management team to maximize the recovery of those investments.

We actively manage our various securities portfolios using a combination of quantitative tools and loan/property level analysis to monitor the performance of the securities and their collateral against original expectations. Securities are analyzed to monitor underlying loan delinquencies, transfers to special servicing, and changes to the servicer’s watch list population. Realized losses on underlying loans are tracked and compared to original loss expectations. On a periodic basis, individual loans of concern are also re-underwritten.

Investment in CT Legacy REIT
Following the completion of our March 2011 restructuring, we retained a 52% equity interest in the common stock of CT Legacy REIT. The outstanding common stock of CT Legacy REIT is comprised of 4.4 million shares of class A-1 common stock, 5.6 million shares of class A-2 common stock, and 1.5 million shares of class B common stock. The class B common stock is a subordinate class that entitles its holders to receive approximately 25% of the dividends that would otherwise be payable to the class A-1 common stock, after aggregate cash distributions of $50.0 million have been paid to all other classes of common stock.

Index

The following table details the allocation of CT Legacy REIT’s adjusted equity by class of common stock, and Capital Trust Inc’s aggregate investment in the common stock of CT Legacy REIT on an adjusted basis as of June 30, 2011. The adjusted equity balance is used to evaluate our investment in CT Legacy REIT because it excludes from GAAP equity the securitization vehicles consolidated at CT Legacy REIT, and other items which are not indicative of our economic interests in recovery of our legacy portfolio. See section III below for a presentation and discussion of CT Legacy REIT’s adjusted balance sheet and operating results.

Capital Trust, Inc.'s Investment in CT Legacy REIT as of June 30, 2011
(in thousands)

CT Legacy REIT total adjusted assets (1)	$326,180
CT Legacy REIT total adjusted liabilities (1)	(180,647)

Total CT Legacy REIT adjusted equity (1)	$145,533

CT Legacy REIT equity:
Allocable to Class A-1 shares	$53,450
Allocable to Class A-2 shares	81,590
Allocable to Class B shares	10,494

$145,534

Capital Trust, Inc. ownership by class:
Class A-1	100%
Class A-2	14%
Class B	8%

Capital Trust, Inc. equity allocation:
Class A-1	53,450
Class A-2	11,279
Class B	850

Total investment in CT Legacy REIT	$65,579

(1)	See section III below for a presentation and discussion of CT Legacy REIT’s adjusted balance sheet.

As discussed above, our $65.6 million interest in the common stock of CT Legacy REIT is subject to (i) the secured notes, which are collateralized by certain of our equity interests in the common stock of CT Legacy REIT, and (ii) incentive awards that provide for the participation in amounts earned from our retained equity interests in the common stock of CT Legacy REIT. We also own 100% of the class A preferred stock of CT Legacy REIT, which investment is not represented on our balance sheet.

Index

The following table details our interest in CT Legacy REIT’s adjusted equity, net of the secured notes and management incentive awards as of June 30, 2011:

Capital Trust, Inc.'s Net Investment in CT Legacy REIT as of June 30, 2011
(in thousands)

Gross investment in CT Legacy REIT (1)	$65,579

Secured notes, including prepayment premium (2)	(11,059)
Management incentive awards plan, fully vested (3)	(9,389)

Investment in CT Legacy REIT, net	$45,131

(1)
Gross investment in CT Legacy REIT is calculated on an adjusted basis as detailed in the preceding table. See section III below for a presentation and discussion of CT Legacy REIT’s adjusted balance sheet.

(2)
Includes the full potential prepayment premium on secured notes, as described below. We carry this liability at its amortized basis of $7.5 million on our balance sheet as of June 30, 2011. The remaining interest and prepayment premium will be recognized, as applicable, over the term of the secured notes as a component of interest expense.

(3)
Assumes full payment of the management incentive awards plan, as described below, based on the hypothetical GAAP liquidation value of CT Legacy REIT as of June 30, 2011. We periodically accrue a payable for the management incentive awards plan based on the vesting schedule for the awards and continued employment of the award recipients. As of June 30, 2011, our balance sheet includes $3.0 million in accounts payable and accrued expenses for the management incentive awards plan.

Secured Notes

In conjunction with our March 2011 restructuring and the corresponding satisfaction of our senior credit facility and junior subordinated notes, a wholly-owned subsidiary issued secured notes to our former creditors, which secured notes are non-recourse to us. The secured notes had an aggregate initial face balance of $7.8 million and are secured by 93.5% of our equity interests in the class A-1 and class A-2 common stock of CT Legacy REIT, which represents 48.3% of the total outstanding class A-1 and class A-2 common stock of CT Legacy REIT. The secured notes mature on March 31, 2016 and bear interest at a rate of 8.2% per annum, which interest may be deferred until maturity. All dividends we receive from our equity interests in the common stock of CT Legacy REIT which serve as collateral under the secured notes must be used to pay, or prepay, interest and principal due thereunder. Any prepayment, or partial prepayment, of the secured notes will incur a prepayment premium resulting in a total payment of principal and interest under the secured notes of $11.1 million.

During the second quarter of 2011, we purchased $405,000 of the secured notes at par.

Management Incentive Awards Plan

Upon completion of our March 2011 restructuring, we granted senior level employees incentive awards issued under our long term incentive plan that participate in amounts earned from our retained equity interest in CT Legacy REIT. The awards provide payments to certain senior level employees equal to 6.75% of the total recovery (subject to certain caps) of our legacy assets, net of CT Legacy REIT’s obligations, when and if distributed to us as dividends.

Class A Preferred Stock

In addition to our interest in the common stock of CT Legacy REIT, we also own 100% of its class A preferred stock, which investment does not appear on our balance sheet. The class A preferred stock initially entitles us to cumulative preferred dividends of $7.5 million per annum, which dividends will be reduced in 2013 as the CT Legacy REIT portfolio assets repay or are sold.

Taxes
Capital Trust, Inc. has made a tax election to be treated as a REIT, and therefore generally is not subject to federal, state, and local income taxes except for the operations of our taxable REIT subsidiary, CTIMCO. The primary benefit from this election is that we are able to deduct dividends paid to our shareholders from the calculation of taxable income, effectively eliminating corporate taxes on the operations of the REIT. In order to qualify as a REIT, our activities must focus on real estate investments and we must meet certain asset, income, ownership and distribution requirements. These qualifications have become more difficult in light of the transfer of our legacy portfolio to CT Legacy REIT in conjunction with our March 2011 restructuring, and the lack of new, replacement investment activity. If we fail to maintain our qualification as a REIT, we may be subject to material penalties and potentially subject to past and future taxes. As of June 30, 2011 and December 31, 2010, we were in compliance with all REIT requirements.

Index

We have net operating losses, or NOLs, and net capital losses, or NCLs, available to be carried forward and utilized in current or future periods. As of December 31, 2010, these included NOLs of approximately $302.0 million and NCLs of approximately $128.0 million at Capital Trust, Inc., as well as NOLs of approximately $4.0 million at CTIMCO. As a result of our March 2011 restructuring, Capital Trust, Inc. will recognize cancellation of indebtedness income of approximately $180.5 million for the 2011 taxable year which will reduce the available NOLs. The utilization of NOLs will also require us to pay alternative minimum taxes of approximately $2.0 million.

II. Discussion of Consolidated Operations of Capital Trust, Inc.
Balance Sheet Investments
Our consolidated balance sheet investments include various types of commercial mortgage backed securities and collateralized debt obligations, or Securities, and commercial real estate loans and related instruments, or Loans, all of which are assets of either CT Legacy REIT or consolidated securitization vehicles. We collectively refer to these as Interest Earning Assets. The table below shows our Interest Earning Assets as of June 30, 2011 and December 31, 2010.

Consolidated Interest Earning Assets
(in millions)	June 30, 2011		December 31, 2010
	Book Value	Yield(1)	Book Value	Yield(1)
Securities held-to-maturity	$—	—	$3	10.54%
Loans receivable, net (2)	—	—	519	4.09
Loans held-for-sale, net	—	—	6	—
Subtotal / Weighted Average	$—	—	$528	4.08%

Consolidated VIE Assets
CT Legacy REIT
Securities held-to-maturity	$4	8.89%	$—	—
Loans receivable, net (2)	247	4.35	—	—
Loans held-for-sale, net	32	6.26	—	—
Subtotal / Weighted Average	$283	4.63%	$—	—

Securitization Vehicles
Securities held-to-maturity	$467	7.06%	$504	6.97%
Loans receivable, net	1,505	2.53	2,891	2.27
Subtotal / Weighted Average	$1,972	3.60%	$3,395	2.97%

Total / Weighted Average	$2,255	3.73%	$3,923	3.12%

(1)	Yield on floating rate assets assumes LIBOR of 0.19% and 0.26% at June 30, 2011 and December 31, 2010, respectively.
(2)
Excludes loan participations sold with a net book value of $28.7 million and $86.8 million as of June 30, 2011 and December 31, 2010, respectively. These participations are net of $97.5 million and $172.5 million of provisions for loan losses as of June 30, 2011 and December 31, 2010, respectively.

In addition to our investments in Interest Earning Assets, we also hold equity investments in unconsolidated subsidiaries, which represent our co-investments in private equity funds that we manage. As of June 30, 2011, this $9.9 million balance relates to one such fund, CT Opportunity Partners I, LP, or CTOPI.

Index

Asset Management
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

Portfolio Performance - CT Legacy REIT (1)
(in millions, except for number of investments)	June 30, 2011	December 31, 2010 (2)

Interest earning assets, CT Legacy REIT ($ / #)	$283 / 28	$528 / 38

Impaired Loans (3)
Performing loans ($ / #)	$68 / 6	$59 / 7
Non-performing loans ($ / #)	$10 / 2	$21 / 3
Total ($ / #)	$78 / 8	$80 / 10
Percentage of interest earning assets	27.6%	15.2%

Impaired Securities (3) ($ / #)	$2 / 6	$2 / 6
Percentage of interest earning assets	0.9%	0.4%

Watch List Assets (4)
Watch list loans ($ / #)	$108 / 8	$158 / 9
Watch list securities ($ / #)	$1 / 1	$1 / 1
Total ($ / #)	$109 / 9	$159 / 10
Percentage of interest earning assets	38.5%	30.1%

(1)	Portfolio statistics exclude loan participations sold, but includes loans held-for-sale.
(2)	Balances as of December 31, 2010 represent the portfolio performance when it was held directly by Capital Trust, Inc., before transfer to CT Legacy REIT.
(3)	Amounts represent net book value after provisions for loan losses, valuation allowances on loans-held-for-sale and other-than-temporary impairments of securities.
(4)	Watch List Assets exclude Loans against which we have recorded a provision for loan losses or valuation allowance, and Securities which have been other-than-temporarily impaired.

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

Portfolio Performance - Consolidated Securitization Vehicles
(in millions, except for number of investments)	June 30, 2011	December 31, 2010

Interest earning assets of consolidated securitization vehicles ($ / #)	$1,972 / 135	$3,395 / 151

Real estate owned ($ / #)	$8 / 1	$8 / 1
Percentage of interest earning assets	0.4%	0.2%

Impaired Loans (1)
Performing loans ($ / #)	$175 / 7	$168 / 7
Non-performing loans ($ / #)	$46 / 6	$69 / 7
Total ($ / #)	$221 / 13	$237 / 14
Percentage of interest earning assets	11.2%	7.0%

Impaired Securities (1) ($ / #)	$8 / 11	$14 / 11
Percentage of interest earning assets	0.4%	0.4%

Watch List Assets (2)
Watch list loans ($ / #)	$777 / 16	$514 / 12
Watch list securities ($ / #)	$65 / 9	$65 / 9
Total ($ / #)	$842 / 25	$579 / 21
Percentage of interest earning assets	42.7%	17.1%

(1)	Amounts represent net book value after provisions for loan losses, valuation allowances on loans-held-for-sale and other-than-temporary impairments of securities.
(2)	Watch List Assets exclude Loans against which we have recorded a provision for loan losses or valuation allowances, and Securities which have been other-than-temporarily impaired.

As of June 30, 2011, there were significant differences between the estimated fair value and the book value of some of the Securities in our consolidated securitization vehicles portfolio. We believe these differences to be related to the high degree of structural complexity combined with poor reporting available on these securities and a general negative bias against structured financial products and not reflective of a change in cash flow expectations from these securities. Accordingly, we have not recorded any additional other-than-temporary impairments against such Securities.

The ratings activity of our consolidated Securities portfolio over the six months ended June 30, 2011 and the year ended December 31, 2010 is detailed below:

Rating Activity(1)
	Six months ended June 30, 2011	Year ended December 31, 2010
Securities Upgraded	4	2
Securities Downgraded	8	28

(1)	Represents activity from any of Fitch Ratings, Standard & Poor’s or Moody’s Investors Service.

Capitalization

We capitalize our business with a combination of debt and equity. On March 31, 2011, we restructured, amended, or extinguished all of our outstanding recourse debt obligations, which involved: (i) the assumption of our legacy repurchase obligations by CT Legacy REIT, and (ii) the extinguishment of the remainder of our recourse obligations, our senior credit facility and junior subordinated notes. The restructuring was financed with a new $83.0 million mezzanine loan obtained by CT Legacy REIT. See Note 1 to our consolidated financial statements for further discussion of our March 2011 restructuring.

Index

As of June 30, 2011, our consolidated debt obligations, which we collectively refer to as Interest Bearing Liabilities, include (i) our secured notes, which are non-recourse to us and secured only by certain of our equity interests in the common stock of CT Legacy REIT, (ii) CT Legacy REIT’s repurchase obligations and mezzanine loan, which are non-recourse to us, and (iii) non-recourse securitized debt obligations of consolidated securitization vehicles. Our equity capital is currently comprised entirely of common stock.

The table below describes our consolidated Interest Bearing Liabilities including those of CT Legacy REIT and our consolidated securitization vehicles, as of June 30, 2011 and December 31, 2010:

Consolidated Interest Bearing Liabilities(1)
(Principal balance, in millions)	June 30, 2011	December 31, 2010

Recourse debt obligations

Secured credit facilities
Repurchase obligations	$—	$373
Senior credit facility	—	98
Subtotal	—	471

Unsecured credit facilities
Junior subordinated notes	—	144
Total recourse debt obligations	$—	$615

Weighted average effective cost of debt (2) (3)	N/A	3.25%

Non-Recourse debt obligations
Capital Trust, Inc.
Secured notes	$8	$—

Weighted average effective cost of Capital Trust, Inc. debt	8.19%	N/A

CT Legacy REIT
Repurchase obligations	$119	$—
Mezzanine loan	63	—
Total CT Legacy REIT debt obligations	$182	$—

Weighted average effective cost of CT Legacy REIT debt (2) (4)	8.23%	N/A

Consolidated Securitization Vehicles
CT collateralized debt obligations	$845	$982
Other consolidated securitization vehicles	1,284	2,639
Total securitization vehicles debt obligations	$2,129	$3,621

Weighted average effective cost of securitization vehicles debt (2) (5)	1.68%	1.34%

Total interest bearing liabilities	$2,311	$4,236

Shareholders' deficit	($111)	($411)

(1)	Excludes loan participations sold.
(2)	Floating rate debt obligations assume LIBOR of 0.19% and 0.26% at June 30, 2011 and December 31, 2010, respectively.
(3)
Including the impact of interest rate hedges with an aggregate notional balance of $64.1 million as of December 31, 2010, the effective all-in cost of our recourse debt obligations would be 3.77% per annum.

(4)
Including the impact of interest rate hedges with an aggregate notional balance of $61.0 million as of June 30, 2011, the effective all-in cost of CT Legacy REIT’s debt obligations would be 9.90% per annum.

(5)
Including the impact of interest rate hedges with an aggregate notional balance of $319.2 million as of June 30, 2011 and $339.7 million as of December 31, 2010, the effective all-in cost of our consolidated securitization vehicles’ debt obligations would be 2.39% and 1.78% per annum, respectively.

Secured Notes

In conjunction with the satisfaction of the senior credit facility and the junior subordinated notes, a wholly-owned subsidiary issued secured notes to our former creditors, which secured notes are non-recourse to us. The secured notes had an aggregate initial face balance of $7.8 million and are secured by 93.5% of our equity interests in the class A-1 and A-2 common stock of CT Legacy REIT, which represents 48.3% of the total outstanding class A-1 and A-2 common stock of CT Legacy REIT. The secured notes mature on March 31, 2016 and bear interest at a rate of 8.2% per annum, which interest may be deferred until maturity. All dividends we receive from our equity interests in the common stock of CT Legacy REIT which serve as collateral under the secured notes must be used to pay, or prepay, interest and principal due thereunder. Any prepayment, or partial prepayment, of the secured notes will incur a prepayment premium resulting in a total payment of principal and interest under the secured notes of $11.1 million.

Index

During the second quarter of 2011, we purchased $405,000 of the secured notes at par.

Repurchase Obligations

As of June 30, 2011, CT Legacy REIT was party to one repurchase obligation, which is non-recourse to Capital Trust, Inc, has an aggregate outstanding balance of $119.3 million and an all-in cost of LIBOR plus 2.50% per annum (2.69% at June 30, 2011).

During the second quarter of 2011, $185.4 million of CT Legacy REIT’s repurchase obligations were repaid, including the full repayment and termination of the Morgan Stanley and Citigroup facilities and a release of the remaining collateral thereunder, as well as a $54.1 million repayment of the JP Morgan facility.

See Note 10 to our consolidated financial statements for additional discussion of the terms of CT Legacy REIT’s repurchase obligations.

Mezzanine Loan

CT Legacy REIT entered into an $83.0 million mezzanine loan with Five Mile that carries a 15.0% per annum interest rate, of which 7.0% per annum may be deferred, and that matures on March 31, 2016. The mezzanine loan is non-recourse to Capital Trust, Inc. except for certain limited non-recourse, “bad boy” carve outs.

During the second quarter of 2011, $20.0 million of the mezzanine loan was repaid using proceeds from the satisfaction of former Morgan Stanley and Citigroup repurchase facility collateral assets.

See Note 10 to our consolidated financial statements for additional discussion of the terms of CT Legacy REIT’s mezzanine loan.

Securitized Debt Obligations

Non-recourse debt obligations of consolidated securitization vehicles include our four CT CDOs, as well as securities issued by other consolidated securitization vehicles which are not sponsored by us.

These consolidated non-recourse securitized debt obligations are described below:

Non-Recourse Securitized Debt Obligations
(in millions)	June 30, 2011		December 31, 2010
	Book Value	All-in Cost(1)	Book Value	All-in Cost(1)

CT CDOs
CT CDO I	$146	1.01%	$200	0.96%
CT CDO II	212	1.07	262	1.06
CT CDO III	235	5.16	240	5.16
CT CDO IV	252	1.02	281	1.04
Total CT CDOs	$845	2.18%	$983	2.03%

Other securitization vehicles
GMACC 1997-C1	$89	7.11%	$97	7.12%
GSMS 2006-FL8A	51	1.03	126	0.81
JPMCC 2005-FL1A	91	0.75	96	0.82
MSC 2007-XLFA	664	0.44	751	0.49
MSC 2007-XLCA	390	1.75	522	1.52
CSFB 2006-HC1	—	―	1,046	0.77
Total other securitization vehicles	$1,285	1.34%	$2,638	1.08%

Total non-recourse debt obligations	$2,130	1.68%	$3,621	1.34%

(1)	Includes amortization of premiums and issuance costs of CT CDOs. Floating rate debt obligations assume LIBOR of 0.19% and 0.26% at June 30, 2011 and December 31, 2010, respectively.

Index

Shareholders’ Equity

We did not issue any new shares of class A common stock during the six months ended June 30, 2011. Changes in the number of outstanding shares during the six months ended June 30, 2011 resulted from restricted common stock grants, forfeitures and vesting, as well as stock unit grants.

The following table calculates our book value per share as of June 30, 2011 and December 31, 2010:

Shareholders' Equity
	June 30, 2011	December 31, 2010

Book value (in millions)	($111)	($411)
Shares:
Class A common stock	21,966,684	21,916,716
Restricted common stock	244,424	32,785
Stock units	518,769	485,399
Warrants & Options (1)	—	—
Total	22,729,877	22,434,900
Book value per share	($4.88)	($18.33)

(1)
Excludes shares issuable upon the exercise of outstanding warrants and options. These shares are not dilutive as of both June 30, 2011 and December 31, 2010 because an increase in shares would decrease our book deficit per share.

As of June 30, 2011, there were 22,211,108 shares of our class A common stock and restricted common stock outstanding. There were also outstanding warrants to purchase 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share. The warrants will become exercisable on March 16, 2012 and expire on March 16, 2019, and may be exercised through a cashless exercise.

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

Other Balance Sheet Items
Participations sold represent interests in certain loans that we originated and subsequently sold to one of our investment management vehicles or to third-parties. We present these participations sold as both assets and non-recourse liabilities because these arrangements do not qualify as sales under GAAP. Generally, participations sold are recorded as assets and liabilities in equal amounts on our consolidated balance sheets, and an equivalent amount of interest income and interest expense is recorded on our consolidated statements of operations. However, impaired loan assets must be reduced through the provision for loans losses while the associated non-recourse liability cannot be reduced until the participation has been contractually extinguished. This can result in an imbalance between the loan participations sold asset and liability. We have no economic exposure to these liabilities.

As of June 30, 2011, we had two such participations sold with a total gross book value of $126.1 million, one of which was transferred to CT Legacy REIT in conjunction with our March 2011 restructuring. We have recorded a $97.5 million provision for loan losses against one of these participation sold assets, resulting in a net book value of $28.7 million as of June 30, 2011.

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

Index

The table below details our interest rate exposure as of June 30, 2011 and December 31, 2010:

Interest Rate Exposure
(in millions)	June 30, 2011	December 31, 2010
Value exposure to interest rates(1)
Fixed rate assets	$835	$898
Fixed rate debt	(406)	(493)
Interest rate swaps	(380)	(404)
Net fixed rate exposure	$49	$1
Weighted average coupon (fixed rate assets)	7.14%	7.18%

Cash flow exposure to interest rates(1)
Floating rate assets	$1,937	$3,616
Floating rate debt less cash	(1,874)	(3,717)
Interest rate swaps	380	404
Net floating rate exposure	$443	$303
Weighted average coupon (floating rate assets) (2)	2.10%	2.13%

Net income impact from 100 bps change in LIBOR	$4.4	$3.0

(1)	All values are in terms of face or notional amounts, and include loans classified as held-for-sale.
(2)	Weighted average coupon assumes LIBOR of 0.19% and 0.26% at June 30, 2011 and December 31, 2010, respectively.

Index

Results of Operations

Comparison of Results of Operations: Three Months Ended June 30, 2011 vs. June 30, 2010
(in thousands, except per share data)
	2011	2010	Change	% Change
Income from loans and other investments:
Interest and related income	$32,554	$39,525	($6,971)	(17.6%)
Less: Interest and related expenses	32,296	31,653	643	2.0%
Income from loans and other investments, net	258	7,872	(7,614)	(96.7%)

Other revenues:
Management fees from affiliates	1,595	924	671	72.6%
Servicing fees	438	1,226	(788)	(64.3%)
Total other revenues	2,033	2,150	(117)	(5.4%)

Other expenses:
General and administrative	4,649	4,509	140	3.1%
Total other expenses	4,649	4,509	140	3.1%

Total other-than-temporary impairments of securities	—	(3,848)	3,848	(100.0%)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	—	1,852	(1,852)	N/A
Net impairments recognized in earnings	—	(1,996)	1,996	(100.0%)

Recovery of (provision for) loan losses	8,088	(2,010)	10,098	N/A
Valuation allowance on loans held-for-sale	(224)	—	(224)	N/A
Gain on extinguishment of debt	937	463	474	102.4%
Income from equity investments	842	932	(90)	(9.7%)
Income before income taxes	7,285	2,902	4,383	151.0%
Income tax provision	1,061	—	1,061	N/A

Net income	$6,224	$2,902	$3,322	114.5%

Less: Net income attributable to noncontrolling interests	(8,069)	—	(8,069)	N/A

Net (loss) income attributable to Capital Trust, Inc.	($1,845)	$2,902	($4,747)	(163.6%)

Net (loss) income per share - diluted	($0.08)	$0.13	($0.21)	N/A

Dividend per share	$0.00	$0.00	$0.00	N/A

Average LIBOR	0.20%	0.32%	(0.1%)	(37%)

Income from loans and other investments, net

A decline in Interest Earning Assets of $2.1 billion or 49% from June 30, 2010 to June 30, 2011 and an increase in non-performing loans contributed to a $6.9 million, or 17% decrease in interest income during the second quarter of 2011 compared to the second quarter of 2010. Interest expense increased $643,000, or 2%, due to non-cash interest expense of $7.6 million resulting from the discontinuation of hedge accounting and the amortization of costs associated with the mezzanine loan in the second quarter of 2011 offset by a decrease in leverage of $2.3 billion, or 49% from June 30, 2010 to June 30, 2011. On a net basis, net interest income decreased by $7.5 million, or 97%.

Management fees from affiliates

Base management fees from our investment management business increased $671,000, or 73%, during the second quarter of 2011 compared to the second quarter of 2010. The increase was attributed primarily to an amendment to the CTOPI management agreement in the second quarter of 2010, which reduced management fees retroactively for 2010 and extended the fund’s investment period. As a result, we did not record any management fee income from CTOPI during the second quarter of 2010. During the second quarter of 2011, we recorded $690,000 in management fee income from CTOPI.

Index

Servicing fees

Servicing fees decreased $788,000 during the second quarter of 2011 compared to the second quarter of 2010. The decrease in fees was primarily due to significant one-time modification fees we recorded in the second quarter of 2010 for our services as special servicer for certain loans.

General and administrative expenses

General and administrative expenses include personnel costs, operating expenses, professional fees and expenses associated with consolidated securitization vehicles. Excluding expenses from consolidated securitization vehicles, general and administrative expenses increased by $617,000 between the second quarter of 2011 and the second quarter of 2010. The increase was primarily due to expense associated with the management incentive awards plan in 2011.

Net impairments recognized in earnings

We did not record any other-than-temporary impairments of securities during the second quarter of 2011.

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

Recovery of (provision) for loan losses

During the second quarter of 2011, we recorded a net $8.1 million recovery of provisions for loan losses. The recovery was represented primarily by $39.0 million relating to two loans that had previously been impaired, offset by $31.2 million provisions against five loans.

During the second quarter of 2010 we recorded an aggregate $2.0 million provision for loan losses. This net provision included $19.0 million of provisions against four loans, offset by $17.0 million of recoveries of four loans that had previously been impaired. These recoveries include $7.0 million on two loans held by consolidated VIEs.

Valuation allowance on loans held-for-sale

During the second quarter of 2011 we recorded a valuation allowance of $224,000 against one loan we classified as held-for-sale at June 30, 2011. We did not record a valuation allowance in the second quarter of 2010.

Gain on extinguishment of debt

During the second quarter of 2011, we recorded $937,000 of gain on the extinguishment of debt due to realized losses from collateral assets held by securitization trusts.

During the second quarter of 2010, we recorded a $463,000 gain on the extinguishment of debt due to realized losses from collateral assets held by consolidated securitization trusts.

Income from equity investments

The income from equity investments during the second quarter of 2011 was from our co-investment in CTOPI. CTOPI’s income for the quarter was largely the result of realizing income for loans purchased at discounts satisfied at par during the quarter and fair value adjustments on its investment portfolio. The income from equity investments during the second quarter of 2010 was also primarily from our co-investment in CTOPI, and was similarly due to fair value adjustments on the underlying investments in the fund.

Income tax provision

During the second quarter of 2011, we recorded a net income tax provision of $1.1 million which represents a $2.0 million current tax obligation at Capital Trust, Inc. offset by a $939,000 benefit due to an increase to our deferred tax asset at CTIMCO.

We did not record an income tax provision in the second quarter of 2010.

Net loss attributable to noncontrolling interests

The net loss attributable to noncontrolling interests recorded during the second quarter of 2011 represents the pro-rata share of CT Legacy REIT’s net loss for the quarter allocable to equity interests not owned by us.

We did not allocate any net loss to noncontrolling interests during second quarter of 2010.

Dividends

We did not pay any dividends in the second quarter of 2011 or 2010.

Index

Comparison of Results of Operations: Six Months Ended June 30, 2011 vs. June 30, 2010
(in thousands, except per share data)
	2011	2010	Change	% Change
Income from loans and other investments:
Interest and related income	$69,545	$79,503	($9,958)	(12.5%)
Less: Interest and related expenses	58,543	62,905	(4,362)	(6.9%)
Income from loans and other investments, net	11,002	16,598	(5,596)	(33.7%)

Other revenues:
Management fees from affiliates	3,174	3,940	(766)	(19.4%)
Servicing fees	748	2,737	(1,989)	(72.7%)
Total other revenues	3,922	6,677	(2,755)	(41.3%)

Other expenses:
General and administrative	14,928	9,251	5,677	61.4%
Total other expenses	14,928	9,251	5,677	61.4%

Total other-than-temporary impairments of securities	(4,933)	(39,835)	34,902	(87.6%)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	(3,271)	18,015	(21,286)	N/A
Net impairments recognized in earnings	(8,204)	(21,820)	13,616	(62.4%)

Recovery of (provision for) loan losses	17,249	(54,227)	71,476	N/A
Valuation allowance on loans held-for-sale	(224)	—	(224)	N/A
Gain on extinguishment of debt	250,976	463	250,513	N/A
Income from equity investments	1,797	1,302	495	38.0%
Income (loss) before income taxes	261,590	(60,258)	321,848	N/A
Income tax provision	1,450	293	1,157	394.9%

Net income (loss)	$260,140	($60,551)	$320,691	N/A

Less: Net income attributable to noncontrolling interests	(7,400)	—	(7,400)	N/A

Net income (loss) attributable to Capital Trust, Inc.	$252,740	($60,551)	$313,291	(517.4%)

Net income (loss) per share - diluted	$11.18	($2.71)	$13.89	N/A

Dividend per share	$0.00	$0.00	$0.00	N/A

Average LIBOR	0.23%	0.27%	(0.04%)	(14.6%)

Income from loans and other investments, net

A decline in Interest Earning Assets of $2.1 billion or 49% from June 30, 2010 to June 30, 2011 and an increase in non-performing loans contributed to a $9.9 million, or 12% decrease in interest income during the second quarter of 2011 compared to the second quarter of 2010. Interest expense decreased $4.4 million, or 7%, due to a decrease in leverage of $2.3 billion, or 49% from June 30, 2010 to June 30, 2011, offset by non-cash interest expense of $7.6 million resulting from the discontinuation of hedge accounting and the amortization of cash associated with the mezzanine loan in the second quarter of 2011. On a net basis, net interest income decreased by $5.5 million, or 33%.

Management fees from affiliates

Base management fees from our investment management business decreased $766,000, or 19%, during the first six months of 2011 compared to the first six months of 2010. The decrease was attributed primarily to an amendment to the CTOPI fund’s management agreement, which reduced management fees and extended the fund’s investment period. In the first six months of 2010 we recorded $2.1 million in management fee income from CTOPI and in the first six months of 2011 we recorded $1.4 million in management fee income from CTOPI.

Index

Servicing fees

Servicing fees decreased $2.0 million during the first six months of 2011, compared to the first six months of 2010. The decrease in fees was primarily due to significant one-time modification fees recorded in the first six months of 2010 for our services as special servicer for certain loans.

General and administrative expenses

General and administrative expenses include personnel costs, operating expenses, professional fees and expenses associated with consolidated securitization vehicles. Excluding expenses from consolidated securitization vehicles, general and administrative expenses increased by $6.3 million between the first six months of 2011 and the first six months of 2010. The increase was primarily due to (i) $2.8 million of one-time restructuring bonuses, (ii) $3.0 million of expenses recognized in connection with the management incentive awards plan, and (iii) a $240,000 increase in employee stock-based compensation expense during the first six months of 2011.

Net impairments recognized in earnings

During the first six months of 2011, we recorded a gross other-than-temporary impairment of $4.9 million on six of our Securities that had an adverse change in cash flow expectations. In addition, we recognized $3.3 million of previous other-than-temporary impairments from other comprehensive income into earnings, to reflect additional credit impairments on these securities.

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

Recovery of (provision) for loan losses

During the first six months of 2011, we recorded a net $17.2 million recovery of provisions for loan losses. The net recovery included $26.7 million in recoveries on previously impaired loans offset by $9.4 million in additional loan loss provisions.

During the six months ended June 30, 2010, we recorded $54.2 million of provisions for loan losses against 13 loans.

Valuation allowance on loans-held-for-sale

During the second quarter of 2011 we recorded a valuation allowance of $244,000 on one loan we classified as held-for-sale at June 30, 2011. No such allowances were recorded during the six months ended June 30, 2010.

Gain on extinguishment of debt

During the first six months of 2011, we recorded $251.0 million of gain on the extinguishment of debt. This was primarily comprised of a $174.8 million gain on extinguishment of our senior credit facility and junior subordinated notes, and a $75.0 million gain associated with the elimination of participation sold liability. See Note 14 for further information.

During the first six months of 2010, we recorded a $463,000 gain on the extinguishment of debt due to realized losses from collateral assets held by consolidated securitization trusts.

Income from equity investments

The income from equity investments during the first six months of 2011 was primarily earned from our co-investment in CTOPI. CTOPI’s income for the quarter was largely the result of realizing income for loans previously purchased at discounts and satisfied at par during the quarter and fair value adjustments on its investment portfolio. The income from equity investments during the first six months of 2010 was also primarily from our co-investment in CTOPI, and was similarly due to fair value adjustments on the underlying investments in the fund.

Income tax provision

During the first six months ended June 30, 2011, we recorded a net income tax provision of $1.5 million as a result of $2.4 million in current income tax expense offset by a $939,000 benefit due to an increase to our deferred tax asset at CTIMCO. During the six months ended June 30, 2010, we recorded an income tax provision of $293,000 which was primarily due to GAAP-to-tax differences for stock-based compensation paid to our employees.

Net loss attributable to noncontrolling interests

The net loss attributable to noncontrolling interests recorded during the first six months of 2011 represents the pro-rata share of CT Legacy REIT’s net loss for the quarter allocable to equity interests not owned by us.

Index

Dividends

We did not pay any dividends in the first six months of 2011 or 2010.

Liquidity and Capital Resources

Liquidity

As of June 30, 2011, our primary sources of liquidity include cash on deposit; the $7.5 million per annum class A preferred dividend distributions we receive from CT Legacy REIT; and management fees we earn from private equity funds and CDOs we manage, and fees earned from special servicing assignments. Uses of liquidity include operating expenses; various capital commitments to our managed funds; and any dividends necessary to maintain our REIT status. We generally have no obligations to provide financial support to CT Legacy REIT or our consolidated securitization vehicles, and all debt obligations of such entities, though consolidated onto our financial statements, are non-recourse to us. We believe our current sources of capital will be adequate to meet our near term cash requirements.

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

In addition, as described in Note 11 to our consolidated financial statements, covenant breaches in our CT CDOs have resulted in a redirection of cash flow to amortize senior noteholders, which amounts would otherwise have been available to us. The additional principal amortization to senior CT CDO notes are a function of cash received under each respective collateral pool, and are only required to the extent there is cash flow in excess of the interest expense otherwise due under each respective vehicle. Accordingly, these redirection provisions cannot result in a cash outflow from us to our CT CDOs, only a diminution of liquidity available to us.

Cash Flows

Our consolidated statements of cash flows include the cash inflows and outflows of the consolidated VIEs described in Note 2 to our consolidated financial statements. While this does not impact our net cash flow, it does increase certain gross cash flow disclosures.

We experienced a net increase in cash of $4.0 million for the six months ended June 30, 2011, compared to a net decrease of $1.5 million for the six months ended June 30, 2010.

Cash provided by operating activities during the six months ended June 30, 2011 was $12.4 million, compared to cash provided by operating activities of $20.2 million during the same period of 2010. The decrease was primarily due to a decrease in our cash net interest margin and expenses related to our March 2011 restructuring.

During the six months ended June 30, 2011, cash provided by investing activities was $1.7 billion, compared to $109.1 million provided by investing activities during the same period in 2010. The increase was primarily due to additional asset principal repayments inside of consolidated securitization vehicles in 2011.

During the six months ended June 30, 2011, cash used in financing activities was $1.7 billion, compared to $130.8 million during the same period in 2010. This increase was primarily due to (i) additional repayments of securitized debt obligations of $1.4 billion during 2011, (ii) additional repayments of our repurchase obligations of $231.5 million, (iii) a combined $25.1 million of repayments to extinguish our senior credit facility and junior subordinated notes at a discount, and (iv) the payment of $11.1 million of finance costs associated with our March 2011 restructuring. This was offset by net borrowings of $63.0 million under the mezzanine loan at CT Legacy REIT.

Capitalization

Our authorized capital stock consists of 100,000,000 shares of $0.01 par value class A common stock, of which 22,211,108 shares were issued and outstanding as of June 30, 2011, and 100,000,000 shares of preferred stock, none of which were outstanding as of June 30, 2011.

Pursuant to the terms of our prior debt restructuring completed on March 16, 2009, we issued to JPMorgan, Morgan Stanley and Citigroup warrants to purchase 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share, the closing bid price on the New York Stock Exchange on March 13, 2009. The warrants will become exercisable on March 16, 2012 and expire on March 16, 2019, and may be exercised through a cashless exercise.

Index

Secured Notes

As of June 30, 2011, we had non-recourse notes outstanding with a face balance of $7.5 million which are secured by 93.5% of our equity interests in the class A-1 and class A-2 common stock of CT Legacy REIT. The terms of these agreements are described in Note 7 to our consolidated financial statements.

CT Legacy REIT

As of June 30, 2011, CT Legacy REIT was an obligor under a $119.3 million outstanding repurchase obligation, as well as a $63.0 million mezzanine loan. These facilities are all non-recourse to us, and are further described in Note 10 to our consolidated financial statements.

Consolidated Securitization Vehicles

As of June 30, 2011, our consolidated securitization vehicles had non-recourse securitized debt obligations with a total face value of $2.3 billion. The terms of these obligations are described in Note 11 to our consolidated financial statements.

Contractual Obligations

The following table sets forth information about certain of our contractual obligations as of June 30, 2011:

Contractual Obligations(1)
(in millions)
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Parent Level
Secured notes	$8	$—	$—	$8	$—
Equity investments(2)	14	14	—	—	—
Operating lease obligations	8	1	2	2	3
Subtotal	30	15	2	10	3

CT Legacy REIT
Repurchase obligations	119	—	119	—	—
Mezzanine loan	63	—	—	63	—
Subtotal	182	—	119	63	—

Consolidated Securitization Vehicles
CT CDOs	845	—	—	—	845
Other securitization vehicles	1,284	—	—	—	1,284
Subtotal	2,129	—	—	—	2,129

Total contractual obligations	$2,341	$15	$121	$73	$2,132

(1)	We are also subject to interest rate swaps for which we cannot estimate future payments due.
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

Index

III.	Non-GAAP Disclosures: Adjusted Balance Sheet and Operating Results
We believe that our adjusted balance sheet and operating results provide meaningful information to consider, in addition to our consolidated balance sheet and statement of operations prepared in accordance with GAAP. These adjusted measures help us to evaluate our financial position and performance without the effects of certain transactions and GAAP adjustments that are not necessarily indicative of our current investment portfolio, operations, capitalization, or shareholders’ equity.

We believe that the accounting for loan participations sold as well as the consolidation of VIEs, in particular the consolidation of non-recourse securitization vehicles, while in accordance with GAAP, has resulted in a presentation of gross assets and liabilities, provisions/impairments, and operations being recorded in excess of our economic interests in such entities. Accordingly, our adjusted balance sheet and operating results (i) eliminate loan participations sold, and (ii) deconsolidate securitization vehicles which are presented gross in accordance with GAAP, and show instead our cash investment in these non-recourse entities, adjusted for losses expected or incurred, and the cash income earned thereon. Due to the non-recourse nature of these entities, our investment amount as well as our income cannot be less than zero on a cash basis. In addition, we eliminate the interest expense recognized due to interest rate swaps no longer designated as cash flow hedges, which is a non-cash reclassification from other comprehensive income into earnings that does not impact book value. We also separately show our financial position and operations from those of CT Legacy REIT.

Adjusted Balance Sheet

Our adjusted balance sheet is not an alternative or substitute for our consolidated balance sheet prepared in accordance with GAAP as a measure of our financial position. Rather, we believe that our adjusted balance sheet is an additional measure that is a valuable tool for analyzing our business. Our adjusted balance sheet should not be viewed as an alternative measure of shareholders’ equity, and we may not prepare our adjusted balance sheet in the same manner as other companies that use a similarly titled measure.

Index

The following table details the transition from our consolidated balance sheet prepared in accordance with GAAP to the adjusted balance sheets of Capital Trust, Inc. and CT Legacy REIT, as of June 30, 2011:

Adjusted Balance Sheet as of June 30, 2011
(in thousands, except per share data)			Adjusted Balance Sheet
	Consolidated GAAP		CT Legacy	Capital
	Capital Trust, Inc.	Adjustments (1)(2)(3)	REIT	Trust, Inc.
Assets
Cash and cash equivalents	$28,430	$—	$—	$28,430
Loans receivable, net	28,660	(28,660)	—	—
Equity investments in unconsolidated subsidiaries	9,851	—	—	9,851
Investment in CT Legacy REIT	—	65,579	—	65,579
Deferred income taxes	1,597	—	—	1,597
Prepaid expenses and other assets	1,985	625	—	2,610
Subtotal	70,523	37,544	—	108,067

Assets of Consolidated VIEs
CT Legacy REIT, Excluding Securitization Vehicles
Restricted cash	10,225	—	10,225	—
Securities held-to-maturity	3,664	26,999	30,663	—
Loans receivable, net	247,190	—	247,190	—
Loans held-for-sale, net	32,107	—	32,107	—
Accrued interest receivable and other assets	5,995	—	5,995	—
Subtotal	299,181	26,999	326,180	—

Assets of consolidated securitization vehicles	1,995,696	(1,995,696)	—	—

Total/adjusted assets	$2,365,400	($1,931,153)	$326,180	$108,067

Liabilities & Shareholders' Equity
Accounts payable and accrued expenses	$8,618	$—	$—	$8,618
Secured notes	7,529	—	—	7,529
Participations sold	28,660	(28,660)	—	—
Subtotal	44,807	(28,660)	—	16,147

Non-Recourse Liabilities of Consolidated VIEs
CT Legacy REIT, Excluding Securitization Vehicles
Accounts payable and accrued expenses	760	625	1,385	—
Repurchase obligations	119,343	—	119,343	—
Mezzanine loan, net of unamortized discount	51,631	—	51,631	—
Participations sold	97,465	(97,465)	—	—
Interest rate hedge liabilities	8,288	—	8,288	—
Subtotal	277,487	(96,840)	180,647	—

Liabilities of consolidated securitization vehicles	2,159,276	(2,159,276)	—	—

Total/adjusted liabilities	2,481,570	(2,284,776)	180,647	16,147

Total/adjusted equity	(110,947)	348,400	145,533	91,920

Noncontrolling interests	(5,223)	5,223	—	—

Total/adjusted liabilities and shareholders' equity	$2,365,400	($1,931,153)	$326,180	$108,067

Capital Trust, Inc. book value/adjusted book value per share:
Basic	($4.88)			$4.04
Diluted	($4.88)			$3.73

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

(3)
Non-cash interest expense recognized due to interest rate swaps no longer designated as cash flow hedges has been eliminated. See Note 10 to our consolidated financial statements for discussion of interest rate swaps not designated as hedging instruments.

Index

Adjusted Operating Results

Our adjusted earnings is not an alternative or substitute for net income as a measure of our performance. Rather, we believe that adjusted earnings is an additional measure that is a valuable tool for analyzing our performance. Adjusted earnings should not be viewed as an alternative measure of either our operating liquidity, or funds available for our cash needs. In addition, we may not calculate adjusted earnings in the same manner as other companies that use a similarly titled measure.

The following table details the transition from our consolidated statement of operations prepared in accordance with GAAP to the adjusted operating results of Capital Trust, Inc. and CT Legacy REIT for the six months ended June 30, 2011:

Adjusted Income Statement for the Six Months Ended June 30, 2011
(in thousands, except per share data)			Adjusted Income Statement
	Consolidated GAAP		CT Legacy	Capital
	Capital Trust, Inc.	Adjustments (1)(2)(3)	REIT	Trust, Inc.

Income from loans and other investments:
Interest and related income	$69,545	($53,250)	$7,541	$8,754
Less: Interest and related expenses	58,543	(44,275)	10,261	4,007
Income from loans and other investments, net	11,002	(8,975)	(2,720)	4,747

Other revenues:
Management fees from affiliates	3,174	—	—	3,174
Servicing fees	748	434	—	1,182
Total other revenues	3,922	434	—	4,356

Other expenses:
General and administrative	14,928	(323)	1,828	12,777
Total other expenses	14,928	(323)	1,828	12,777

Total other-than-temporary impairments on securities	(4,933)	4,920	—	(13)
Portion of other-than-temporary impairments on securities recognized in other comprehensive income	(3,271)	1,631	—	(1,640)
Net impairments recognized in earnings	(8,204)	6,551	—	(1,653)

Recovery of (provision for) loan losses	17,249	(18,769)	(9,434)	7,914
Valuation allowance on loans held-for-sale	(224)	—	(224)	—
Gain on extinguishment of debt	250,976	(76,130)	—	174,846
Income from equity investments	1,797	—	—	1,797
Loss from CT Legacy REIT	—	—	—	(6,690)
Intercompany dividends	—	—	(1,896)	1,896
Income (loss)/adjusted income (loss) before income taxes	261,590	(96,566)	(16,102)	174,436

Income tax provision	1,450	—	—	1,450

Net income (loss)/adjusted net income (loss) before noncontrolling interests	260,140	(96,566)	(16,102)	172,986

Less: Net income attributable to noncontrolling interests	(7,400)	7,400	—	—

Net income (loss)/adjusted net income (loss)	$252,740	($89,166)	($16,102)	$172,986

Earnings/adjusted earnings per share:
Basic	$11.19			$7.66
Diluted	$10.52			$7.20

(1)
All securitization vehicles have been deconsolidated; adjusted balances include only cash income received from such vehicles. Due to the non-recourse nature of these entities, our net income from such entities cannot be less than zero on a cash basis. See note 11 to our consolidated financial statements for discussion of consolidated securitization vehicles.

(2)	Loan participations which have been sold to third-parties, which did not qualify for sale accounting, have been eliminated. See Note 8 to our consolidated financial statements for discussion of loan participations sold.
(3)
Non-cash interest expense recognized due to interest rate swaps no longer designated as cash flow hedges has been eliminated. See Note 10 to our consolidated financial statements for discussion of interest rate swaps not designated as hedging instruments.

Index

The following table details the transition from our consolidated statement of operations prepared in accordance with GAAP to the adjusted operating results of Capital Trust, Inc. and CT Legacy REIT, for the three months ended June 30, 2011:

Adjusted Income Statement for the Three Months Ended June 30, 2011
(in thousands, except per share data)			Adjusted Income Statement
	Consolidated GAAP		CT Legacy	Capital
	Capital Trust, Inc.	Adjustments (1)(2)(3)	REIT	Trust, Inc.

Income from loans and other investments:
Interest and related income	$32,554	($25,013)	$7,541	$—
Less: Interest and related expenses	32,296	(21,969)	10,187	140
Income from loans and other investments, net	258	(3,044)	(2,646)	(140)

Other revenues:
Management fees from affiliates	1,595	—	—	1,595
Servicing fees	438	211	—	649
Total other revenues	2,033	211	—	2,244

Other expenses:
General and administrative	4,649	(53)	518	4,078
Total other expenses	4,649	(53)	518	4,078

Total other-than-temporary impairments on securities	—	—	—	—
Portion of other-than-temporary impairments on securities recognized in other comprehensive income	—	—	—	—
Net impairments recognized in earnings	—	—	—	—

Recovery of (provision for) loan losses	8,088	(17,522)	(9,434)	—
Valuation allowance on loans held-for-sale	(224)	—	(224)	—
Gain on extinguishment of debt	937	(937)	—	—
Income from equity investments	842	—	—	842
Loss from CT Legacy REIT	—	—	—	(5,975)
Intercompany dividends	—	—	(1,896)	1,896
Income (loss)/adjusted income (loss) before income taxes	7,285	(21,239)	(14,718)	(5,211)

Income tax provision	1,061	—	—	1,061

Net income (loss)/adjusted net income (loss) before noncontrolling interests	6,224	(21,239)	(14,718)	(6,272)

Less: Net income attributable to noncontrolling interests	(8,069)	8,069	—	—

Net income (loss)/adjusted net income (loss)	($1,845)	($13,170)	($14,718)	($6,272)

Earnings/adjusted earnings per share:
Basic	($0.08)			($0.28)
Diluted	($0.08)			($0.28)

(1)
All securitization vehicles have been deconsolidated; adjusted balances include only cash income received from such vehicles. Due to the non-recourse nature of these entities, our net income from such entities cannot be less than zero on a cash basis. See note 11 to our consolidated financial statements for discussion of consolidated securitization vehicles.

(2)
Loan participations which have been sold to third-parties, which did not qualify for sale accounting, have been eliminated. See Note 8 to our consolidated financial statements for discussion of loan participations sold.

(3)
Non-cash interest expense recognized due to interest rate swaps no longer designated as cash flow hedges has been eliminated. See Note 10 to our consolidated financial statements for discussion of interest rate swaps not designated as hedging instruments.

Index

Quarterly Performance
The following table describes the activity in Capital Trust, Inc.’s balance sheet accounts, on an adjusted basis, during the second quarter of 2011:

Comparison of adjusted balance sheet of Capital Trust, Inc: As of June 30, 2011 vs. March 31, 2011
(in thousands)
	June 30, 2011	March 31, 2011	Change	% Change
Assets:

Cash and cash equivalents	$28,430	$27,779	$651	2.3%
Equity investments in unconsolidated subsidiaries	9,851	9,519	332	3.5%
Investment in CT Legacy REIT	65,579	70,703	(5,124)	(7.2%)
Deferred income taxes	1,597	658	939	142.7%
Prepaid expenses and other assets	2,610	2,263	347	15.3%
Total adjusted assets	$108,067	$110,922	($2,855)	(2.6%)

Liabilities and Shareholders' Equity

Liabilities:
Accounts payable and accrued expenses	$8,618	$5,727	$2,891	50.5%
Secured notes	7,529	7,778	(249)	(3.2%)
Total adjusted liabilites	16,147	13,505	2,642	19.6%

Total Adjusted Shareholders' Equity	91,920	97,417	(5,497)	(5.6%)

Total adjusted liabilities and shareholders' equity	$108,067	$110,922	$8,139	(2.6%)

Cash and cash equivalents

Cash and cash equivalents increased by $651,000 during the second quarter of 2011. This was primarily due to (i) $2.3 million of management fees from affiliates, special servicing fees and CDO collateral management fees received, (ii) $1.3 million of preferred dividend distributions received from CT Legacy REIT, and (iii) net distributions of $501,000 from CTOPI. This was offset by (i) payments of $2.9 million of general and administrative expenses, and (ii) payment of $547,000 to purchase class B common stock of CT Legacy REIT and secured notes from our former lenders.

Equity investments in unconsolidated subsidiaries

The increase of $332,000 was due to $842,000 of income from our co-investment in CTOPI, offset by $501,000 of net distributions received from CTOPI.

Investment in CT Legacy REIT

The decrease of $5.1 million was due to the recognition of our $6.0 million share of CT Legacy REIT‘s adjusted net loss for the second quarter of 2011. This was offset by an ownership increase due to our purchase of shares of class B common stock of CT Legacy REIT from our former lenders.

Deferred income taxes

The increase in deferred income taxes was primarily due to the timing difference between GAAP and tax in connection with the recognition of certain general and administrative expenses at our taxable REIT subsidiary, CTIMCO.

Prepaid expenses and other assets

The increase in prepaid expenses and other assets was primarily due to the accrual of unpaid preferred dividends from CT Legacy REIT.

Index

Accounts payable and accrued expense

The $2.9 million increase in accounts payable and accrued expenses was primarily due to a $2.0 million accrual of income tax liability, a $404,000 accrual of expense related to the management incentive awards plan, and an increase of $487,000 in accrued general and administrative expenses.

Secured notes

The secured note balance decreased due to the $405,000 purchase of secured notes from our former lenders, offset by $200,000 of interest capitalized during the second quarter of 2011.

Total adjusted shareholders’ equity

Shareholders’ equity decreased by $5.5 million during the second quarter of 2011. The decrease was due to a $6.2 million adjusted net loss for the second quarter of 2011. This was offset by a $708,000 increase in additional paid-in capital due to the purchase of shares of class B common stock of CT Legacy REIT.

The following table compares Capital Trust, Inc.’s operating results, on an adjusted basis, during the first and second quarters of 2011:

Comparison of adjusted operating results of Capital Trust, Inc: Three Months Ended June 30, 2011 vs. March 31, 2011
(in thousands)
	Q2 2011	Q1 2011	Change	% Change
Income from loans and other investments:
Interest and related income	$—	$8,753	($8,753)	N/A
Less: Interest and related expenses	140	3,867	(3,727)	(96.4%)
Income from loans and other investments, net	(140)	4,886	(5,026)	N/A

Other revenues:
Management fees	1,595	1,580	15	0.9%
Servicing fees	649	533	116	21.8%
Total other revenues	2,244	2,113	131	6.20%

Other expenses:
General and administrative	4,077	8,700	(4,623)	(53.1%)
Total other expenses	4,077	8,700	(4,623)	(53.1%)

Total other-than-temporary impairments of securities	—	(13)	13	N/A
Portion of other-than-temporary impairments of securities
recognized in other comprehensive income	—	(1,640)	1,640	N/A
Net impairments recognized in earnings	—	(1,653)	1,653	N/A

Recovery of provision for loan losses	—	7,914	(7,914)	N/A
Gain on extinguishment of debt	—	174,846	(174,846)	N/A
Income from equity investments	842	955	(113)	(11.8%)
Loss from CT Legacy REIT	(5,975)	(715)	(5,260)	735.7%
Intercompany dividends	1,896	—	1,896	N/A
Adjusted net (loss) income before income taxes	(5,210)	179,646	(184,856)	N/A
Income tax provision	1,061	389	672	172.8%

Adjusted net (loss) income	($6,271)	$179,257	($185,528)	(103.5%)

Income from loans and other investments, net

All of our adjusted interest earning assets, legacy debt obligations and interest rate swaps were terminated or transferred to CT Legacy REIT on March 31, 2011. During the second quarter of 2011, interest expense primarily included deferred interest on our secured notes.

Management fees from affiliates

Base management fees from our investment management business increased slightly during the second quarter of 2011 compared to the first quarter of 2011.

Servicing fees

Servicing fees increased $116,000 during the second quarter of 2011 compared to the first quarter of 2011. The change was primarily due to the variable nature of special services fees.

Index

General and administrative expenses

General and administrative expenses include personnel costs, operating expenses and professional fees. General and administrative expenses decreased by $4.6 million, or 53%, between the second quarter of 2011 and the first quarter of 2011. The decrease was primarily due to (i) a $2.9 million bonus paid upon consummation of the March 2011 restructuring, and (ii) a $2.2 million decrease in the rate of accrual of expenses related to the management incentive awards plan liability, offset by a $477,000 increase in other expenses.

Net impairments recognized in earnings

We did not record any other-than-temporary impairments of securities during the second quarter of 2011. All securities were transferred to CT Legacy REIT as of March 31, 2011.

Recovery of provision for loan losses

All interest earning assets were transferred to CT Legacy REIT as of March 31, 2011.

Gain on extinguishment of debt

During the second quarter of 2011, we did not record any gain on extinguishment of debt.

During the first quarter of 2011, we recorded a $174.8 million gain on the extinguishment of debt upon termination of our senior credit facility and junior subordinated notes.

Income from equity investments

The income from equity investments during the second quarter of 2011 of $842,000 was derived from our co-investment in CTOPI. CTOPI’s income for the quarter was largely the result of (i) realization of income on loans purchased at discounts that were satisfied at par during the quarter, and (ii) fair value adjustments on its investment portfolio. The income from equity investments during the first quarter of 2011 was also primarily from our co-investment in CTOPI, and was similarly due to fair value adjustments on the underlying investments in the fund.

Loss from CT Legacy REIT

During the second quarter of 2011, we recognized $6.0 million of adjusted loss from CT Legacy REIT. The loss was driven by loan loss provisions recorded at CT Legacy REIT during the second quarter of 2011.

Intercompany dividends

We recorded dividend income of $1.9 million from our ownership of the class A preferred stock of CT Legacy REIT during the second quarter of 2011. There were no dividends received during the first quarter of 2011.

Income tax provision

We recorded a $1.1 million income tax provision during the second quarter of 2011, comprised of a $2.0 million accrual for taxes payable on our expected use of net operating loss carryforwards at Capital Trust, Inc., and a $939,000 deferred income tax benefit related to our taxable REIT subsidiary, CTIMCO.

IV. CT Legacy REIT, as Adjusted and Deconsolidated
Interest Earning Assets
CT Legacy REIT’s investment portfolio includes various types of commercial mortgage backed securities and collateralized debt obligations, or Securities, and commercial real estate loans and related instruments, or Loans. We collectively refer to these as Interest Earning Assets. The table below shows CT Legacy REIT’s Interest Earning Assets as of June 30, 2011 and December 31, 2010 on an adjusted basis. See section III above for a presentation and discussion of CT Legacy REIT’s adjusted balance sheet and operating results.

CT Legacy REIT Interest Earning Assets
(in millions)	June 30, 2011		December 31, 2010
	Book Value	Yield(1)	Book Value	Yield(1)
Securities held-to-maturity (2)	$31	8.89%	$—	—
Loans receivable, net	247	4.35	—	—
Loans held-for-sale, net	32	6.26	—	—
Subtotal / Weighted Average	$310	5.00%	$—	—

(1)	Yield on floating rate assets assumes LIBOR of 0.19%.
(2)
Weighted average yield excludes $27.0 million of retained interests in CT CDO III which represent a subordinate investment that is paid an amount of interest based on the total cash flows of the CDO collateral assets each period.

Index

The table below details the overall credit profile of CT Legacy REIT’s Interest Earning Assets, which includes: (i) Loans against which we have recorded a provision for loan losses, or reserves, (ii) Securities which have been other-than-temporarily impaired, and (iii) Loans and Securities that are categorized as Watch List Assets, which are currently performing but pose a higher risk of non-performance and/or loss. We actively monitor and manage Watch List Assets to mitigate these risks in our portfolio.

Portfolio Performance - CT Legacy REIT (1)
(in millions, except for number of investments)	June 30, 2011	December 31, 2010 (2)

Interest earning assets, CT Legacy REIT ($ / #)	$310 / 33	$― / ―

Impaired Loans (2)
Performing loans ($ / #)	$68 / 6	$― / ―
Non-performing loans ($ / #)	$10 / 2	$― / ―
Total ($ / #)	$78 / 8	$― / ―
Percentage of interest earning assets	25.2%	―	%

Impaired Securities (2) ($ / #)	$15 / 8	$― / ―
Percentage of interest earning assets	4.7%	―	%

Watch List Assets (3)
Watch list loans ($ / #)	$108 / 8	$― / ―
Watch list securities ($ / #)	$16 / 4	$― / ―
Total ($ / #)	$124 / 12	$― / ―
Percentage of interest earning assets	40.0%	―	%

(1)
Portfolio statistics includes loans held-for-sale. All amounts are calculated on an adjusted basis. See section III above for  a presentation and discussion of CT Legacy REIT’s adjusted balance sheet and operating results.

(2)	Amounts represent net book value after provisions for loan losses, valuation allowances on loans-held-for-sale and other-than-temporary impairments of securities.
(3)	Watch List Assets exclude Loans against which we have recorded a provision for loan losses or valuation allowance, and Securities which have been other-than-temporarily impaired.

Interest Bearing Liabilities
As of June 30, 2011, CT Legacy REIT’s debt obligations, which we collectively refer to as Interest Bearing Liabilities, include its repurchase obligations and mezzanine loan, both of which are non-recourse to us. The table below describes CT Legacy REIT’s Interest Bearing Liabilities as of June 30, 2011 and December 31, 2010 on an adjusted basis. See section III of management’s discussion and analysis for further details of CT Legacy REIT’s adjusted balance sheet and operating results.

Interest Bearing Liabilities
(Principal balance, in millions)	June 30, 2011	December 31, 2010

Repurchase obligations	$119	$—
Mezzanine loan	63	—
Total CT Legacy REIT debt obligations	$182	$—

Weighted average effective cost of CT Legacy REIT debt (1) (2)	8.23%	N/A

(1)	Floating rate debt obligations assume LIBOR of 0.19% at June 30, 2011.
(2)
Including the impact of interest rate hedges with an aggregate notional balance of $61.0 million as of June 30, 2011, the effective all-in cost of CT Legacy REIT’s debt obligations would be 9.90% per annum.

Repurchase Obligations

As of June 30, 2011, CT Legacy REIT was party to one repurchase obligation, which is non-recourse to Capital Trust, Inc., has an aggregate outstanding balance of $119.3 million and an all-in cost of LIBOR plus 2.50% per annum (2.69% at June 30, 2011).

During the second quarter of 2011, $185.4 million of CT Legacy REIT’s repurchase obligations were repaid, including the full repayment and termination of the Morgan Stanley and Citigroup facilities and a release of the remaining collateral thereunder, as well as a $54.1 million repayment of the JP Morgan facility.

Index

See Note 10 to our consolidated financial statements for additional discussion of the terms of CT Legacy REIT’s repurchase obligations.

Mezzanine Loan

CT Legacy REIT entered into an $83.0 million mezzanine loan with Five Mile (which was subsequently reduced to $63.0 million as of June 30, 2011) that carries a 15.0% per annum interest rate, of which 7.0% per annum may be deferred, and that matures on March 31, 2016. The mezzanine loan is non-recourse to Capital Trust, Inc. except for certain limited non-recourse, “bad boy” carve outs.

During the second quarter of 2011, $20.0 million of the mezzanine loan was repaid using proceeds from the satisfaction of former Morgan Stanley and Citigroup repurchase facility collateral assets.

See Note 10 to our consolidated financial statements for additional discussion of the terms of CT Legacy REIT’s mezzanine loan.

Quarterly Performance
The following table describes the activity in CT Legacy REIT’s balance sheet accounts, on an adjusted basis, during the second quarter of 2011:

Comparison of adjusted balance sheet of CT Legacy REIT: As of June 30, 2011 vs. March 31, 2011
(in thousands)
	Q2 2011	Q1 2011	Change	% Change
Assets:

Restricted cash	$10,225	$4,213	$6,012	142.7%
Securities held-to-maturity	30,663	30,008	655	2.2%
Loans receivable, net	247,190	495,412	(248,222)	(50.1%)
Loans held-for-sale, net	32,107	—	32,107	N/A
Prepaid expenses and other assets	5,995	10,149	(4,154)	(40.9%)
Total adjusted assets	$326,180	$539,782	($213,602)	(39.6%)

Liabilities and Shareholders' Equity

Liabilities:
Accounts payable and accrued expenses	$1,385	$65	$1,320	N/A
Repurchase obligations	119,343	304,750	(185,407)	(60.8%)
Mezzanine loan	51,631	67,236	(15,605)	(23.2%)
Interest rate hedges liabilites	8,288	7,518	770	10.2%
Total adjusted liabilites	180,647	379,569	(198,922)	(52.4%)

Total Adjusted Shareholders' Equity	145,533	160,213	(14,680)	(9.2%)

Total adjusted liabilities and shareholders' equity	$326,180	$539,782	($184,242)	(39.6%)

Restricted cash

Restricted cash increased by $6.0 million during the second quarter of 2011. This was primarily due to (i) $24.1 million of net proceeds from investments, (ii) $5.4 million of net interest on investments, and (iii) $889,000 of distributions from CT CDO III. This was offset by (i) a $20.0 million repayment of the mezzanine loan, (ii) a $2.8 million payment of current and capitalized interest on the mezzanine loan, (iii) $1.3 million of preferred stock distributions to Capital Trust, Inc., and (iv) $300,000 of general and administrative expenses.

Securities held-to-maturity

During the second quarter of 2011, securities held-to-maturity increased by $655,000. This was primarily due to changes in recovery expectations on CT CDO III.

Index

Loans receivable, net

During the second quarter of 2011, loans receivable decreased by $248.2 million. This decrease was primarily due to (i) loan repayments of $207.0 million, (ii) a $32.1 million transfer to loans-held-for sale, and (iii) $9.4 million of provisions for loan losses.

Loans held-for-sale, net

At June 30, 2011, CT Legacy REIT classified one loan with a gross book value of $32.3 million as held-for-sale. It recorded a $224,000 valuation allowance to reflect this loan at its approximate fair value of $32.1 million. There were no loans classified as held-for-sale as of March 31, 2011.

Prepaid expenses and other assets

During the second quarter of 2011 prepaid expense and other assets decreased by $4.2 million. This decrease was primarily due to collection of receivables during the second quarter of 2011.

Accounts payable and accrued expenses

Accounts payable and accrued expenses at June 30, 2011 include an accrual for unpaid preferred stock dividends, interest payable on repurchase obligations and the mezzanine loan, and accrued professional fees.

Repurchase obligations

Repurchase obligations decreased by $185.4 million during the second quarter of 2011 due to principal repayments of collateral assets. This included the full repayment and termination of the Morgan Stanley and Citigroup facilities and a release of the remaining collateral thereunder, as well as a $54.1 million repayment of the JP Morgan facility.

Mezzanine loan

The mezzanine loan decreased by $15.6 million due to a $20.0 million paydown, offset by an acceleration of the amortization of the discount associated with the portion of the debt that was repaid.

Interest rate hedge liabilities

The decrease in the fair value of interest rate hedges reflects changes in the yield curve over the life of the respective hedges.

Total adjusted shareholders equity

Adjusted shareholders’ equity decreased primarily due to the $14.7 million adjusted net loss for the period. See the preceding adjusted income statement for details of the adjusted net loss.

The following table compares CT Legacy REIT’s operating results, on an adjusted basis, during the first and second quarters of 2011:

Comparison of adjusted operating results of CT Legacy REIT: Three Months Ended June 30, 2011 vs. March 31, 2011
(in thousands)
	Q2 2011	Q1 2011	Change	% Change
Income from loans and other investments:
Interest and related income	$7,541	$—	$7,541	N/A
Less: Interest and related expenses	10,187	74	10,113	N/A
Income from loans and other investments, net	(2,646)	(74)	(2,572)	N/A

Other expenses:
General and administrative	517	1,310	(793)	(60.5%)
Total other expenses	517	1,310	(793)	(60.5%)

Provisions for loan losses	(9,434)	—	(9,434)	N/A
Valuation allowance on loans held-for-sale	(224)	—	(224)	N/A
Intercompany dividends	(1,896)	—	(1,896)	N/A
	(11,554)	—	(11,554)	N/A

Adjusted net loss	($14,717)	($1,384)	($13,333)	963.4%

Income from loans and other investments, net

All interest earning assets were transferred to CT Legacy REIT as of March 31, 2011.  During the second quarter of 2011, CT Legacy REIT recorded interest income of $7.5 million. CT Legacy REIT also assumed $304.7 million of legacy repurchase obligations and interest rate hedges and obtained an $83.0 million mezzanine loan from Five Mile on March 31, 2011. During the second quarter of 2011, CT Legacy REIT recorded interest expense of $10.2 million. This included interest expense related to the repurchase facilities, interest rate hedges and mezzanine loan, and a one-time charge of $4.4 million due to the acceleration of amortization of discount from the $20.0 million paydown of the mezzanine loan.

Index

General and administrative expenses

General and administrative expenses are primarily comprised of professional fees. The general and administrative expenses for the first quarter of 2011 were primarily costs associated with our March 2011 restructuring.

Provision for loan losses

During the second quarter of 2011, we recorded a provision for loan losses against three loans.

Valuation allowance on loans held-for-sale

During the second quarter of 2011 we recorded a $224,000 valuation allowance against one loan which was classified as held-for-sale.

Intercompany dividends

We recorded preferred stock dividends of $1.9 million payable to Capital Trust Inc. in the second quarter of 2011.

Index

Note on Forward-Looking Statements

Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, our current business plan, business and investment strategy, access to capital and portfolio management. These forward-looking statements are identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” and “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of June 30, 2011, a 100 basis point change in LIBOR would impact our net income by approximately $4.4 million.

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

Index

The following table provides information about our financial instruments that are sensitive to changes in interest rates as of June 30, 2011, including instruments held directly by Capital Trust, Inc., as part of the CT Legacy REIT portfolio, and in consolidated securitization vehicles. For financial assets and debt obligations, the table presents face balance and weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and floating receive interest rates. These notional amounts are used to calculate the contractual cash flows to be exchanged under each contract.

Financial Assets and Liabilities Sensitive to Changes in Interest Rates as of June 30, 2011
(in thousands)

Capital Trust, Inc. Debt Obligations:

	Secured Notes
Fixed rate debt	$7,529
Interest rate(1)	8.19%
Floating rate debt	$—
Interest rate(1)	—

CT Legacy REIT Assets:

	Securities	Loans Receivable	Total
Fixed rate assets	$34,146	$49,922	$84,068
Interest rate(1)	8.24%	8.41%	8.34%
Floating rate assets	$1,584	$351,678	$353,262
Interest rate(1)	4.06%	3.49%	3.49%

CT Legacy REIT Debt Obligations:

	Repurchase Obligations	Mezzanine Loan	Total
Fixed rate debt	$—	$63,000	$63,000
Interest rate(1)	—	15.00%	15.00%
Floating rate debt	$119,343	$—	$119,343
Interest rate(1)	2.69%	—	2.69%

CT Legacy REIT Derivative Financial Instruments:

Notional amounts	$61,001
Fixed pay rate(1)	5.17%
Floating receive rate(1)	0.19%

Assets of Consolidated Securitization Vehicles:

	Securities	Loans Receivable	Total
Fixed rate assets	$536,262	$214,206	$750,468
Interest rate(1)	6.54%	8.18%	7.01%
Floating rate assets	$24,999	$1,526,519	$1,551,518
Interest rate(1)	1.77%	1.73%	1.73%

Non-Recourse Debt Obligations of Consolidated Securitization Vehicles:

	CT CDOs	Other Vehicles	Total
Fixed rate debt	$247,201	$88,607	$335,808
Interest rate(1)	5.32%	7.11%	5.79%
Floating rate debt	$597,492	$1,195,686	$1,793,178
Interest rate(1)	0.75%	0.91%	0.86%

Derivative Financial Instruments of Consolidated Securitization Vehicles:

Notional amounts	$319,170
Fixed pay rate(1)	4.94%
Floating receive rate(1)	0.19%

(1)	Represents weighted average rates where applicable. Floating rates are based on LIBOR of 0.19%, which is the rate as of June 30, 2011.

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
On June 2, 2011, Philips International Investments, LLC, as plaintiff, commenced a lawsuit against us, several of our affiliates, as well as other unaffiliated entities and individuals, in the Supreme Court of the State of New York, County of New York, arising out of the acquisition of certain real properties in the Lehigh Valley, Pennsylvania area by a private equity fund managed by our investment management subsidiary. The properties were purchased from Liberty Property Trust, a publicly traded REIT, after the plaintiff failed to close on the acquisition of the properties, an acquisition effort that was undertaken by plaintiff before our investment management subsidiary pursued the purchase of the properties. Plaintiff alleges causes of action against, and seeks damages from, us for (i) breaches of fiduciary duty and fraud of co-defendants not affiliated with us on the theory that we were either a partner of the co-defendants or their agent, (ii) aiding and abetting the alleged fraud and (iii) tortuous interference with contract. Plaintiff seeks damages from us in the amount of $100 million. We are vigorously defending against these claims and believe that they are wholly without merit. Our motion to dismiss the action is currently pending before the court.

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

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3:	Defaults Upon Senior Securities
None.

ITEM 4:	(Removed and Reserved)

ITEM 5:	Other Information
None.

Index

ITEM 6:	Exhibits

	3.1a	Charter of Capital Trust, Inc. (filed as Exhibit 3.1.a to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on April 2, 2003 and incorporated herein by reference).

	3.1b	Certificate of Notice (filed as Exhibit 3.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on February 27, 2007 and incorporated herein by reference).

	3.2a
Second Amended and Restated By-Laws of Capital Trust, Inc. (filed as Exhibit 3.2 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on February 27, 2007 and incorporated herein by reference).

	3.2b
First Amendment to the Second Amended and Restated By-Laws of Capital Trust, Inc. (filed as Exhibit 3.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on July 26, 2011 and incorporated herein by reference).

	10.1
Capital Trust, Inc. 2011 Long-Term Incentive Plan (filed as exhibit 10.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on June 28, 2011 and incorporated herein by reference).

•	31.1	Certification of Stephen D. Plavin, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	31.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	32.1	Certification of Stephen D. Plavin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	32.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	99.1	Updated Risk Factors from our Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 31, 2011 with the Securities and Exchange Commission.

• *	101.INS	XBRL Instance Document

• *	101.SCH	XBRL Taxonomy Extension Schema Document

• *	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

• *	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

• *	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

• *	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

________________________
•	Filed herewith

*
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010; (ii) the Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010; (iii) the Consolidated Statement of Equity for the three months ended March 31, 2011; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and (v) Notes to Consolidated Financial Statements tagged as blocks of text.

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL TRUST, INC.

August 3, 2011	/s/ Stephen D. Plavin
Date	Stephen D. Plavin Chief Executive Officer (Principal executive officer)

August 3, 2011	/s/ Geoffrey G. Jervis
Date	Geoffrey G. Jervis Chief Financial Officer (Principal financial officer and Principal accounting officer)