Form 10-Q
period 2011-09-30
CAPITAL TRUST INC
filed 2011-11-02
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of outstanding shares of the registrant's class A common stock, par value $0.01 per share, as of October 28, 2011 was 22,211,108.

CAPITAL TRUST, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Capital Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2011 and December 31, 2010
(in thousands, except per share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets

Cash and cash equivalents	$28,219	$24,449
Securities held-to-maturity	—	3,455
Loans receivable, net	24,945	606,318
Loans held-for-sale, net	—	5,750
Equity investments in unconsolidated subsidiaries	10,611	8,932
Accrued interest receivable	—	2,392
Deferred income taxes	1,750	658
Prepaid expenses and other assets	2,109	9,952
Subtotal	67,634	661,906

Assets of Consolidated Variable Interest Entities ("VIEs")
CT Legacy REIT, Excluding Securitization Vehicles
Restricted cash	13,715	—
Securities held-to-maturity	2,591	—
Loans receivable, net	207,028	—
Loans held-for-sale, net	32,107	—
Accrued interest receivable and other assets	4,638	—
Subtotal	260,079	—

Securitization Vehicles
Securities held-to-maturity	397,001	504,323
Loans receivable, net	783,662	2,891,379
Real estate held-for-sale	10,342	8,055
Accrued interest receivable and other assets	21,171	55,027
Subtotal	1,212,176	3,458,784

Total assets	$1,539,889	$4,120,690

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2011 and December 31, 2010
(in thousands, except per share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
Liabilities & Shareholders' Deficit

Liabilities:
Accounts payable and accrued expenses	$7,717	$6,726
Repurchase obligations	—	372,582
Senior credit facility	—	98,124
Junior subordinated notes	—	132,190
Secured notes	7,686	—
Participations sold	24,945	259,304
Interest rate hedge liabilities	—	8,451
Subtotal	40,348	877,377

Non-Recourse Liabilities of Consolidated VIEs
CT Legacy REIT, Excluding Securitization Vehicles
Accounts payable and accrued expenses	683	—
Repurchase obligations	66,637	—
Mezzanine loan, net of unamortized discount	53,367	—
Participations sold	97,465	—
Interest rate hedge liabilities	9,326	—
Subtotal	227,478	—

Securitization Vehicles
Accounts payable and accrued expenses	2,988	3,809
Securitized debt obligations	1,352,446	3,621,229
Interest rate hedge liabilities	27,482	29,462
Subtotal	1,382,916	3,654,500

Total liabilities	1,650,742	4,531,877

Commitments and contingencies	—	—

Equity:
Class A common stock, $0.01 par value, 100,000 shares authorized, 21,967 and 21,917 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively ("class A common stock")	220	219
Restricted class A common stock, $0.01 par value, 244 and 33 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively ("restricted class A common stock" and together with class A common stock, "common stock")	2	—
Additional paid-in capital	596,899	559,411
Accumulated other comprehensive loss	(38,497)	(50,462)
Accumulated deficit	(658,789)	(920,355)
Total Capital Trust, Inc. shareholders' deficit	(100,165)	(411,187)

Noncontrolling interests	(10,688)	—

Total deficit	(110,853)	(411,187)

Total liabilities and shareholders' deficit	$1,539,889	$4,120,690

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2011 and 2010
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Income from loans and other investments:
Interest and related income	$25,642	$40,280	$95,187	$119,783
Less: Interest and related expenses	21,838	31,557	80,381	94,462
Income from loans and other investments, net	3,804	8,723	14,806	25,321

Other revenues:
Management fees from affiliates	1,753	2,050	4,927	5,990
Incentive management fees from affiliates	—	733	—	733
Servicing fees	1,460	84	2,208	2,821
Total other revenues	3,213	2,867	7,135	9,544

Other expenses:
General and administrative	4,941	5,148	19,868	14,398
Total other expenses	4,941	5,148	19,868	14,398

Total other-than-temporary impairments of securities	(30,687)	(29,963)	(35,620)	(69,798)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	173	(5,921)	(3,098)	12,094
Impairment of real estate held-for-sale	(1,055)	(4,000)	(1,055)	(4,000)
Net impairments recognized in earnings	(31,569)	(39,884)	(39,773)	(61,704)

Recovery of (provision for) loan losses	17,152	(95,916)	34,401	(150,143)
Valuation allowance on loans held-for-sale	—	(6,036)	(224)	(6,036)
Gain on extinguishment of debt	20,054	185	271,031	648
Income from equity investments	307	1,056	2,105	2,358
Income (loss) before income taxes	8,020	(134,153)	269,613	(194,410)
Income tax (benefit) provision	(236)	556	1,214	849
Net income (loss)	$8,256	($134,709)	$268,399	($195,259)

Less: Net loss (income) attributable to noncontrolling interests	5,466	—	(1,935)	—

Net income (loss) attributable to Capital Trust, Inc.	$13,722	($134,709)	$266,464	($195,259)

Per share information:
Net income (loss) per share of common stock:
Basic	$0.60	($6.02)	$11.77	($8.73)
Diluted	$0.57	($6.02)	$11.08	($8.73)

Weighted average shares of common stock outstanding:
Basic	22,730,080	22,389,901	22,630,672	22,356,857
Diluted	24,121,973	22,389,901	24,057,374	22,356,857

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Deficit
For the Nine Months Ended September 30, 2011 and 2010
(in thousands)
(unaudited)

	Comprehensive (Loss) Income	Class A Common Stock	Restricted Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Accumulated Deficit	Total
Balance at January 1, 2010		$218	$1	$559,145	($39,135)	$—	($689,396)	($169,167)

Net loss attributable to Capital Trust, Inc.	($195,259)	—	—	—	—	—	(195,259)	(195,259)
Cumulative effect of change in accounting principle	—	—	—	—	3,800	—	(45,615)	(41,815)
Unrealized loss on derivative financial instruments	(10,281)	—	—	—	(10,281)	—	—	(10,281)
Amortization of unrealized gains and losses on securities	(754)	—	—	—	(754)	—	—	(754)
Amortization of deferred gains and losses on settlement of swaps	(74)	—	—	—	(74)	—	—	(74)
Other-than-temporary impairments of securities related to fair value adjustments in excess of expected credit losses, net of amortization	(9,496)	—	—	—	(9,496)	—	—	(9,496)
Restricted class A common stock earned	—	1	—	44	—	—	—	45
Deferred directors' compensation	—	—	—	150	—	—	—	150

Balance at September 30, 2010	($215,864)	$219	$1	$559,339	($55,940)	$—	($930,270)	($426,651)

Balance at January 1, 2011		$219	$—	$559,411	($50,462)	$—	($920,355)	($411,187)

Net income attributable to Capital Trust, Inc.	$266,464	—	—	—	—	—	266,464	266,464
Net income attributable to noncontrolling interests	1,935	—	—	—	—	1,935	—	1,935
Allocation to noncontrolling interests	—	—	—	37,156	—	(12,623)	—	24,533
Purchase of noncontrolling interests	—	—	—	(142)	—	—	—	(142)
Consolidation of additional securitization vehicles	—	—	—	—	538	—	(4,898)	(4,360)
Unrealized gain on derivative financial instruments	2,912	—	—	—	2,912	—	—	2,912
Loss on interest rate swaps not designated as cash flow hedges	4,447	—	—	—	4,447	—	—	4,447
Amortization of unrealized gains and losses on securities	(93)	—	—	—	(93)	—	—	(93)
Amortization of deferred gains and losses on settlement of swaps	(75)	—	—	—	(75)	—	—	(75)
Other-than-temporary impairments of securities related to fair value adjustments in excess of expected credit losses, net of amortization	4,236	—	—	—	4,236	—	—	4,236
Restricted class A common stock earned	—	1	2	324	—	—	—	327
Deferred directors' compensation	—	—	—	150	—	—	—	150

Balance at September 30, 2011	$279,826	$220	$2	$596,899	($38,497)	($10,688)	($658,789)	($110,853)

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
(in thousands)
(unaudited)

	2011	2010
Cash flows from operating activities:
Net income (loss)	$268,399	($195,259)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net impairments recognized in earnings	39,773	61,704
(Recovery of) provision for loan losses	(34,401)	150,143
Valuation allowance on loans held-for-sale	224	6,036
Gain on extinguishment of debt	(271,031)	(648)
Income from equity investments	(2,105)	(2,358)
Employee stock-based compensation	411	107
Incentive awards plan expense	3,395	—
Deferred directors' compensation	150	150
Amortization of premiums/discounts on loans and securities and deferred interest on loans	(969)	(2,581)
Amortization of deferred gains and losses on settlement of swaps	(75)	(74)
Amortization of deferred financing costs and premiums/discounts on
debt obligations	9,304	5,596
Deferred interest on senior credit facility	—	2,954
Loss on interest rate swaps not designated as cash flow hedges	6,255	—
Changes in assets and liabilities, net:
Accrued interest receivable	3,406	351
Deferred income taxes	(1,093)	877
Prepaid expenses and other assets	624	1,178
Accounts payable and accrued expenses	(2,931)	56
Net cash provided by operating activities	19,336	28,232

Cash flows from investing activities:
Principal collections and proceeds from securities	70,929	35,806
Add-on fundings under existing loan commitments	—	(1,562)
Distributions from equity investments	4,345	—
Principal collections of loans receivable	1,879,041	183,761
Proceeds from disposition of loans	5,750	23,548
Contributions to unconsolidated subsidiaries	(3,413)	(2,917)
Distributions from unconsolidated subsidiaries	3,839	29
Increase in restricted cash	(13,715)	—
Net cash provided by investing activities	1,946,776	238,665

Cash flows from financing activities:
Repayments under repurchase obligations	(306,042)	(42,568)
Repayments under senior credit facility	(22,932)	(3,750)
Repayment of junior subordinated notes	(4,640)	—
Borrowing under mezzanine loan	83,000	—
Repayments under mezzanine loan	(20,000)	—
Repayment of securitized debt obligations	(1,679,970)	(224,384)
Payment of financing expenses	(11,126)	—
Purchase of noncontrolling interests	(142)	—
Purchase of secured notes	(405)	—
Vesting of restricted Class A common stock	(85)	—
Net cash used in financing activities	(1,962,342)	(270,702)

Net increase (decrease) in cash and cash equivalents	3,770	(3,805)
Cash and cash equivalents at beginning of period	24,449	27,954
Cash and cash equivalents at end of period	$28,219	$24,149

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1. Organization

References herein to “we,” “us” or “our” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a fully integrated, self-managed, real estate finance and investment management company that specializes in credit sensitive financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. Our business model is designed to produce a mix of net interest margin from our balance sheet investments, and fee income and co-investment income from our investment management vehicles. In managing our operations, we focus on originating investments, managing our portfolios and capitalizing our businesses. From the inception of our finance business in 1997 through September 30, 2011, we have completed approximately $12.0 billion of investments in the commercial real estate debt arena. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes. We are traded on the New York Stock Exchange, or NYSE, under the symbol “CT”, and are headquartered in New York City.

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

Capital Trust, Inc.

Following the completion of our March 2011 restructuring, we no longer have any recourse debt obligations, and retain unencumbered ownership of 100% of (i) our investment management platform, CT Investment Management Co., LLC, (ii) our co-investment in CT Opportunity Partners I, LP, (iii) our residual ownership interests in CT CDOs I, II, and IV, and (iv) our tax-basis net operating losses. Furthermore, we have a 52% equity interest in the common stock of CT Legacy REIT. Our economic interest in CT Legacy REIT is, however, subject to (i) the secured notes, which are non-recourse obligations that are collateralized by certain of our retained equity interests in the common stock of CT Legacy REIT, (ii) incentive awards that provide for the participation in our retained equity interests in CT Legacy REIT, and (iii) the subordinate class B common stock of CT Legacy REIT owned by our former junior subordinate noteholders. See below for further discussion of the secured notes, management incentive awards plan, and class B common stock.

In addition to our interest in the common stock of CT Legacy REIT, we also own 100% of its outstanding class A preferred stock. The class A preferred stock initially entitles us to cumulative preferred dividends of $7.5 million per annum, which dividends will be reduced in January 2013 to the greater of (i) 2.5% of CT Legacy REIT’s assets, and (ii) $1.0 million per annum.

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

CT Legacy REIT, which is expected to be taxed as a REIT commencing in 2011, is beneficially owned 52% by us, 24% by an affiliate of Five Mile, and 24% by the former lenders under our senior credit facility. In addition, the former holders of our junior subordinated notes received class B common stock, a subordinate class of common stock of CT Legacy REIT, which is described below. Capital Trust, Inc. will manage CT Legacy REIT and the Legacy Assets as a liquidating portfolio.

During the second and third quarters of 2011, the CT Legacy REIT portfolio received repayments of $265.9 million, including full loan satisfactions of $224.8 million and partial repayments of $41.1 million, which repayments represented approximately 50% of the initial net book value of the CT Legacy REIT portfolio.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Mezzanine Loan

CT Legacy REIT entered into an $83.0 million mezzanine loan (which was subsequently reduced to $64.1 million, including deferred interest, as of September 30, 2011) that carries a 15.0% per annum interest rate, of which 7.0% per annum may be deferred, and that matures on March 31, 2016. The mezzanine loan is not recourse to Capital Trust, Inc. except for certain limited non-recourse, “bad boy” carve outs. Proceeds from the mezzanine loan were used to (i) extinguish the senior credit facility, (ii) extinguish the junior subordinated notes, (iii) provide for cash paydowns of the repurchase obligations, (iv) pay transaction expenses, and (v) establish liquidity reserves at CT Legacy REIT.

The mezzanine loan is collateralized by 100% of the equity interests in a subsidiary of CT Legacy REIT, which in-turn owns all of our Legacy Assets, subject in part to the repurchase obligations. Five Mile has consent rights with respect to material actions on the Legacy Assets such as material modifications, sales, and/or the pursuit of certain remedies with regard to the Legacy Assets. The mezzanine loan also contains covenants that (i) prohibit CT Legacy REIT from paying common stock cash dividends until the mezzanine loan has been repaid, (ii) prohibit us from selling or otherwise transferring our equity interests in CT Legacy REIT, and (iii) require the continued employment of certain key employees.

During the second quarter of 2011, $20.0 million of the mezzanine loan was repaid using proceeds from the satisfaction of former repurchase facility collateral assets. As further described below, during the second quarter of 2011, the Morgan Stanley and Citigroup repurchase obligations were terminated and the remaining collateral thereunder was released.

In addition, as discussed above, an affiliate of Five Mile acquired a 24% equity interest in the common stock of CT Legacy REIT in conjunction with the making of the mezzanine loan.

Repurchase Obligations

Our $339.6 million of legacy repurchase obligations (which were subsequently reduced to $66.7 million as of September 30, 2011) with JP Morgan, Morgan Stanley and Citigroup were assumed by wholly-owned subsidiaries of CT Legacy REIT, and the recourse to Capital Trust, Inc. was eliminated. In addition, the facilities were amended with the following terms:

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

•
Maturity dates were extended to December 15, 2014 in the case of JP Morgan, January 31, 2013 in the case of Morgan Stanley, and March 31, 2013 in the case of Citigroup, subject in all three cases to periodic required repayment thresholds.

•
Interest rates were increased to LIBOR + 2.50% per annum in the cases of JP Morgan and Morgan Stanley, and LIBOR + 1.50% per annum in the case of Citigroup, subject in all three cases to periodic rate increases over the term of each respective facility.

During the second and third quarters of 2011, $238.1 million of the legacy repurchase obligations were repaid, including the full repayment and termination of the Morgan Stanley and Citigroup facilities and a release of the remaining collateral thereunder, as well as a $106.8 million repayment of the JP Morgan facility.

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

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Junior Subordinated Notes

Our $143.8 million of junior subordinated notes were fully satisfied in exchange for (i) a cash payment of $4.6 million, (ii) 100% of the subordinate class B common stock of CT Legacy REIT, as further described below, and (iii) $5.0 million of secured notes, as further discussed below. The subordinate class B common stock is a subordinate class that entitles its holders to receive approximately 25% of the dividends that would otherwise be payable to us on certain of our equity interest in the common stock of CT Legacy REIT, after aggregate cash distributions of $50.0 million have been paid to all other classes of common stock.

In April 2011, we purchased 118,651 shares of class B common stock of CT Legacy REIT for an average price of $1.20 per share.

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

In April 2011, we purchased $405,000 of the secured notes at par.

Management Incentive Awards Plan

Upon completion of our March 2011 restructuring, we granted senior level employees incentive awards issued under our long term incentive plan that participate in amounts earned from our retained equity interest in CT Legacy REIT. The awards provide payments to certain senior level employees equal to as much as 6.75% of the total recovery (subject to certain caps) of our Legacy Assets, net of CT Legacy REIT’s obligations, when and if distributed to us as dividends.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related management’s discussion and analysis of financial condition and results of operations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. In our opinion, all material adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation, in accordance with GAAP, have been included. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2011.

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

Our consolidated VIEs include: (i) the CT Legacy REIT, and (ii) ten securitization vehicles, including our four CT CDOs which were sponsored and issued by us, as well as six other, similar, vehicles. See Note 10 and Note 11 for additional information on our investments in VIEs.

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

Cash and Cash Equivalents
We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. We place our cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. As of, and for the periods ended, September 30, 2011 and December 31, 2010, we had bank balances in excess of federally insured amounts. We have not experienced any losses on our demand deposits, commercial paper or money market investments.

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

Comprehensive Income (Loss)
Total comprehensive income (loss) was $279.8 million and ($215.9) million for the nine months ended September 30, 2011 and 2010, respectively. The primary components of comprehensive income (loss) other than net income (loss) are the unrealized gains and losses on derivative financial instruments and the component of other-than-temporary impairments of securities related to the Valuation Adjustment.

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

Reclassifications
Certain reclassifications have been made in the presentation of the prior period consolidated financial statements to conform to the September 30, 2011 presentation.

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

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Prior to their transfer to CT Legacy REIT, our securities portfolio consisted of commercial mortgage-backed securities, or CMBS, collateralized debt obligations, or CDOs, and other securities. Activity relating to our securities portfolio for the nine months ended September 30, 2011 was as follows (in thousands):

	CMBS	CDOs & Other	Total Book Value (1)

December 31, 2010	$2,246	$1,209	$3,455

Principal paydowns	(45)	—	(45)
Discount/premium amortization & other (2)	168	12	180
Other-than-temporary impairments:
Recognized in earnings	(1,653)	—	(1,653)
Recognized in accumulated other comprehensive income	1,640	—	1,640
Transfer to CT Legacy REIT	(2,356)	(1,221)	(3,577)

September 30, 2011	$—	$—	$—

(1)	Includes securities with a total face value of $36.0 million as of December 31, 2010. All securities have been transferred to CT Legacy REIT on March 31, 2011, as discussed in Note 1.
(2)	Includes mark-to-market adjustments on securities previously classified as available-for-sale, amortization of other-than-temporary impairments, and losses, if any.

The following table details overall statistics for our securities portfolio as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Number of securities	─	7
Number of issues	─	5
Rating (1) (2)	N/A	CCC
Fixed / Floating (in millions) (3)	$─ / $─	$2 / $1
Coupon (1) (4)	N/A	7.44%
Yield (1) (4)	N/A	10.54%
Life (years) (1) (5)	N/A	1.9

(1)	Represents a weighted average as of December 31, 2010.
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

(5)	Weighted average life is based on the timing and amount of future expected principal payments through the expected repayment date of each respective investment.

The table below details the ratings and vintage distribution of our securities as of September 30, 2011 and December 31, 2010 (in thousands):

	Rating as of September 30, 2011			Rating as of December 31, 2010
Vintage	B	CCC and Below	Total	B	CCC and Below	Total
2003	$—	$—	$—	$—	$1,210	$1,210
2002	—	—	—	—	—	—
2000	—	—	—	—	955	955
1997	—	—	—	218	—	218
1996	—	—	—	—	1,072	1,072
Total	$—	$—	$—	$218	$3,237	$3,455

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

The following table summarizes activity related to the other-than-temporary impairments of our securities during the nine months ended September 30, 2011 (in thousands):

	Gross Other-Than-Temporary Impairments	Credit Related Other-Than-Temporary Impairments	Non-Credit Related Other-Than-Temporary Impairments

December 31, 2010	$30,567	$27,776	$2,791

Additions due to change in expected cash flows	13	1,653	(1,640)
Amortization of other-than-temporary impairments	(110)	(67)	(43)
Transfer to CT Legacy REIT (1)	(30,470)	(29,362)	(1,108)

September 30, 2011	$—	$—	$—

(1)	All securities have been transferred to CT Legacy REIT on March 31, 2011, as discussed in Note 1.

Unrealized losses and fair value of securities

As discussed above, we do not directly own any securities as of September 30, 2011. Historically, certain of our securities have been carried at values in excess of their fair values. This difference can be caused by, among other things, changes in credit spreads and interest rates.

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

Activity relating to our loans receivable for the nine months ended September 30, 2011 was as follows (in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value (1)

December 31, 2010	$978,098	($371,780)	$606,318

Satisfactions (2)	(71,070)	—	(71,070)
Principal paydowns	(15,152)	—	(15,152)
Discount/premium amortization & other	(7,653)	—	(7,653)
Recovery of provision for loan losses	—	7,914	7,914
Realized loan losses	(119,584)	119,584	—
Transfer to CT Legacy REIT	(739,694)	244,282	(495,412)

September 30, 2011	$24,945	$—	$24,945

(1)	Includes loans with a total principal balance of $24.9 million and $979.1 million as of September 30, 2011 and December 31, 2010, respectively.
(2)	Includes final maturities, full repayments, and sales.

The following table details overall statistics for our loans receivable portfolio as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Number of investments (1)	1	29
Fixed / Floating (in millions) (2)	$─ / $25	$55 / $551
Coupon (3) (4)	1.49%	4.02%
Yield (3) (4)	1.48%	3.81%
Maturity (years) (3) (5)	0.1	1.7

(1)	Our only remaining loan has been sold to third-parties and recorded as participations sold assets and liabilities, as further described in Note 8.
(2)	Represents the aggregate net book value of our portfolio allocated between fixed rate and floating rate loans.
(3)	Represents a weighted average as of December 31, 2010.
(4)	Calculations for floating rate loans are based on LIBOR of 0.24% and 0.26% as of September 30, 2011 and December 31, 2010, respectively.
(5)	Represents the final maturity of each investment assuming all extension options are executed.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The tables below detail the types of loans in our portfolio, as well as the property type and geographic distribution of the properties securing our loans as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011		December 31, 2010
Asset Type	Book Value	Percentage	Book Value	Percentage
Subordinate interests in mortgages	$24,945	100%	$113,591	18%
Senior mortgages	—	―	240,150	39
Mezzanine loans	—	―	229,346	38
Other	—	―	23,231	5
Total	$24,945	100%	$606,318	100%

Property Type	Book Value	Percentage	Book Value	Percentage
Hotel	24,945	100%	$147,014	24%
Office	—	―	307,390	51
Healthcare	—	―	53,705	9
Multifamily	—	―	18,093	3
Retail	—	―	11,460	2
Other	—	―	68,656	11
Total	$24,945	100%	$606,318	100%

Geographic Location	Book Value	Percentage	Book Value	Percentage
Southeast	$11,978	48%	$170,400	28%
Southwest	10,782	43	94,491	15
Midwest	2,185	9	6,967	1
Northeast	—	―	175,297	29
West	—	―	54,688	9
Northwest	—	―	29,926	5
International	—	―	39,470	7
Diversified	—	―	35,079	6
Total	$24,945	100%	$606,318	100%

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

The following table allocates the net book value and principal balance of our loans receivable based on our internal risk ratings as of September 30, 2011 and December 31, 2010 (in thousands):

	Loans Receivable as of September 30, 2011			Loans Receivable as of December 31, 2010
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	1	$24,945	$24,945	10	$375,169	$374,885
4 - 5	—	—	—	8	141,667	126,540
6 - 8	—	—	—	11	462,221	104,893

Total	1	$24,945	$24,945	29	$979,057	$606,318

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

In making this risk assessment, one of the primary factors we consider is how senior or junior each loan is relative to other debt obligations of the borrower. The following tables further allocate our loans receivable by both loan type and our internal risk ratings as of September 30, 2011 and December 31, 2010 (in thousands):

	Senior Mortgage Loans
	as of September 30, 2011			as of December 31, 2010
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	—	$—	$—	2	$129,200	$128,852
4 - 5	—	—	—	4	57,554	57,513
6 - 8	—	—	—	3	66,347	53,785

Total	—	$—	$—	9	$253,101	$240,150

	Subordinate Interests in Mortgages
	as of September 30, 2011			as of December 31, 2010
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	1	$24,945	$24,945	1	$48,000	$48,000
4 - 5	—	—	—	1	28,965	14,483
6 - 8	—	—	—	5	110,585	51,108

Total	1	$24,945	$24,945	7	$187,550	$113,591

	Mezzanine & Other Loans
	as of September 30, 2011			as of December 31, 2010
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	—	$—	$—	7	$197,969	$198,033
4 - 5	—	—	—	3	55,148	54,544
6 - 8	—	—	—	3	285,289	—

Total	—	$—	$—	13	$538,406	$252,577

Loan impairments

We have no impaired loans as of September 30, 2011. However, certain of our loans receivable which were transferred to CT Legacy REIT had previously been impaired, and are discussed in Note 10.

The following table details our average balance of impaired loans by loan type, and the income recorded on such loans subsequent to their impairment during the nine months ended September 30, 2011 (in thousands):

Income on Impaired Loans for the Nine Months Ended September 30, 2011
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

Nonaccrual loans

In accordance with our revenue recognition policies discussed in Note 2, we do not accrue interest on loans which are 90 days past due or, in the opinion of management, are otherwise uncollectable. Accordingly, we do not have any material interest receivable accrued on nonperforming loans as of September 30, 2011.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 5. Loans Held-for-Sale, Net

Activity relating to our loans held-for-sale for the nine months ended September 30, 2011 was as follows (in thousands):

	Gross Book Value	Valuation Allowance	Net Book Value

December 31, 2010	$16,130	($10,380)	$5,750

Satisfactions	(16,130)	10,380	(5,750)

September 30, 2011	$—	$—	$—

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

Note 6. Equity Investments in Unconsolidated Subsidiaries

Our equity investments in unconsolidated subsidiaries consist of our co-investments in investment management vehicles that we sponsor and manage. As of September 30, 2011, we had a co-investment in one such vehicle, CT Opportunity Partners I, LP, or CTOPI, in which we have a commitment to invest up to $25.0 million, or 4.6% of CTOPI’s total capital commitments. We have funded $15.8 million of our commitment as of September 30, 2011 and received $4.5 million as a return of capital, resulting in an $11.3 million funded and a $13.7 million unfunded commitment balance.

Activity relating to our equity investments in unconsolidated subsidiaries for the nine months ended September 30, 2011 was as follows (in thousands):

	CTOPI	Other	Total

December 31, 2010	$8,931	$1	$8,932

Contributions	3,413	—	3,413
Income from equity investments	2,106	(1)	2,105
Distributions	(3,839)	—	(3,839)

September 30, 2011	$10,611	$—	$10,611

In accordance with the CTOPI management agreement, CTIMCO may earn incentive compensation when certain returns are achieved for the partners of CTOPI, which will be accrued if and when earned, and when appropriate contingencies have been eliminated.

As of September 30, 2011, our maximum exposure to loss from CTOPI was $9.8 million.

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

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

As of September 30, 2011 and December 31, 2010, we had $7.7 million and $602.9 million of total debt obligations outstanding, respectively. The balances of each category of debt, their respective coupons and all-in effective costs, including the amortization of fees and expenses, were as follows (in thousands):

	September 30, 2011		December 31, 2010	September 30, 2011
Debt Obligations	Principal Balance	Book Value	Book Value	Coupon	All-In Cost	Maturity Date

Secured notes	$7,686	$7,686	$—	8.19%	8.19%	March 31, 2016

Repurchase obligations
JPMorgan	—	—	224,915	N/A	N/A	N/A
Morgan Stanley	—	—	105,044	N/A	N/A	N/A
Citigroup	—	—	42,623	N/A	N/A	N/A
Total repurchase obligations	—	—	372,582	N/A	N/A	N/A

Senior credit facility	—	—	98,124	N/A	N/A	N/A

Junior subordinated notes	—	—	132,190	N/A	N/A	N/A

Total/Weighted Average	$7,686	$7,686	$602,896	8.19%	8.19%	March 31, 2016

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

In April 2011, we purchased $405,000 of the secured notes at par.

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

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

During the nine months ended September 30, 2011, (i) a $75.0 million loan participation sold, which had previously been 100% impaired, was terminated as a result of a restructuring which termination resulted in recognition of a $75.0 million gain on extinguishment of debt, (ii) a $97.5 million loan participation sold, which had similarly been 100% impaired, was transferred to CT Legacy REIT, and (iii) a $51.8 million loan participation sold was fully repaid.

The following table describes our participations sold assets and liabilities as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30,	December 31,
	2011	2010
Participations sold assets
Gross carrying value	$24,945	$259,304
Less: Provision for loan losses	—	(172,465)
Net book value of assets	24,945	86,839

Participations sold liabilities
Net book value of liabilities	24,945	259,304
Net impact to shareholders' equity	$—	($172,465)

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

The following table summarizes the notional amounts and fair values of our interest rate swaps as of September 30, 2011 and December 31, 2010 (in thousands).

Counterparty	September 30, 2011 Notional Amount	Interest Rate	Maturity	September 30, 2011 Fair Value	December 31, 2010 Fair Value
JPMorgan Chase	—	N/A	N/A	$—	($2,172)
JPMorgan Chase	—	N/A	N/A	—	(1,969)
JPMorgan Chase	—	N/A	N/A	—	(2,773)
JPMorgan Chase	—	N/A	N/A	—	(1,015)
JPMorgan Chase	—	N/A	N/A	—	(490)
JPMorgan Chase	—	N/A	N/A	—	(32)
Total/Weighted Average	$—	N/A	N/A	$—	($8,451)

As of December 31, 2010, all of our derivative financial instruments were designated as cash flow hedges and recorded at their fair value as interest rate hedge liabilities on our consolidated balance sheet. During the nine months ended September 30, 2011, we did not enter into any new derivative financial instrument contracts.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The table below shows amounts recorded to other comprehensive income and amounts recorded to interest expense from other comprehensive income for the nine months ended September 30, 2011 and 2010 (in thousands).

	Amount of gain (loss) recognized		Amount of loss reclassified from OCI
	in OCI for the nine months ended (1)		to income for the nine months ended (2)
Hedge	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Interest rate swaps	$933	($1,716)	($586)	($2,237)

(1)	Represents the amount of unrealized gains and losses recorded to other comprehensive income during the period, net of the amount reclassified to interest expense.
(2)	Represents net amounts paid to swap counterparties during the period, which are included in interest expense, offset by an immaterial amount of non-cash swap amortization.

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

As of September 30, 2011, our consolidated balance sheet includes an aggregate $260.1 million of assets and $227.5 million of liabilities related to CT Legacy REIT. In addition, CT Legacy REIT consolidates three securitization trusts which are presented on our consolidated balance sheets with other securitization trusts owned by us directly, which are discussed in Note 11.

The liabilities of CT Legacy REIT are all non-recourse to us, and we are not obligated to provide, nor have we provided, any financial support to CT Legacy REIT. Accordingly, other than in the event of a breach of certain limited non-recourse, “bad boy” carve outs, our maximum exposure to loss as a result of our investment in CT Legacy REIT is limited to $162.9 million, the face amount of our equity interest in CT Legacy REIT’s net assets. After giving effect to provisions for loan losses and other-than-temporary impairments recorded as of September 30, 2011, our remaining net exposure to loss from CT Legacy REIT is $61.1 million.

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

A. Securities Held-to-Maturity – CT Legacy REIT

CT Legacy REIT’s securities portfolio consists of CMBS, CDOs, and other securities. Activity relating to these securities for the nine months ended September 30, 2011 was as follows (in thousands):

	CMBS	CDOs & Other	Total Book Value (1)

December 31, 2010	$—	$—	$—

Transfer from Capital Trust, Inc.	2,356	1,221	3,577
Principal paydowns	(94)	—	(94)
Consolidation of additional securitization vehicle (2)	(1,120)	—	(1,120)
Discount/premium amortization & other (3)	205	23	228

September 30, 2011	$1,347	$1,244	$2,591

(1)	Includes securities with a total face value of $29.5 million as of September 30, 2011.
(2)
Beginning in the third quarter of 2011, CT Legacy REIT consolidated an additional securitization vehicle, which was previously accounted for as part of its securities portfolio with a net book value of $1.1 million. See Note 11 for additional discussion.

(3)	Includes mark-to-market adjustments on securities previously classified as available-for-sale, amortization of other-than-temporary impairments, and losses, if any.

As of September 30, 2011, all of CT Legacy REIT’s securities were classified as held-to-maturity.

The following table allocates the book value of CT Legacy REIT’s securities as of September 30, 2011 between their amortized cost basis, amounts related to mark-to-market adjustments on securities previously classified as available-for-sale, and the portion of other-than-temporary impairments not related to expected credit losses (in thousands):

	CMBS	CDOs & Other	Total Securities
Amortized cost basis	$2,369	$1,244	$3,613
Mark-to-market adjustments on securities previously classified as available-for-sale	(531)	—	(531)
Other-than-temporary impairments recognized in accumulated other comprehensive income	(491)	—	(491)

Total book value as of September 30, 2011	$1,347	$1,244	$2,591

The following table details overall statistics for CT Legacy REIT’s securities portfolio as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Number of securities	6	─
Number of issues	5	─
Rating (1) (2)	CCC	N/A
Fixed / Floating (in millions) (3)	$2 / $1	$─ / $─
Coupon (1) (4)	8.38%	N/A
Yield (1) (4)	6.41%	N/A
Life (years) (1) (5)	5.6	N/A

(1)	Represents a weighted average as of September 30, 2011.
(2)	Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security.
(3)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate securities.
(4)
Coupon is based on the securities’ contractual interest rates, while yield is based on expected cash flows for each security, and considers discounts/premiums and asset non-performance. Calculations for floating rate securities are based on LIBOR of 0.24% as of September 30, 2011.

(5)	Weighted average life is based on the timing and amount of future expected principal payments through the expected repayment date of each respective investment.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The table below details the ratings and vintage distribution of CT Legacy REIT’s securities as of September 30, 2011 (in thousands):

	Rating as of September 30, 2011
Vintage	B	CCC and Below	Total
2003	$—	$1,246	$1,246
1997	189	—	189
1996	—	1,156	1,156
Total	$189	$2,402	$2,591

Other-than-temporary impairments

Certain of the securities which were transferred to CT Legacy REIT have previously been other-than-temporarily impaired both during the nine months ended September 30, 2011, and in prior periods. The following table summarizes activity related to the other-than-temporary impairments of these securities as of September 30, 2011 (in thousands):

	Gross Other-Than-Temporary Impairments	Credit Related Other-Than-Temporary Impairments	Non-Credit Related Other-Than-Temporary Impairments

December 31, 2010	$—	$—	$—

Transfer from Capital Trust, Inc.	30,470	29,362	1,108
Amortization of other-than-temporary impairments	(228)	(149)	(79)
Consolidation of additional securitization vehicle (1)	(3,357)	(2,819)	(538)

September 30, 2011	$26,885	$26,394	$491

(1)
Beginning in the third quarter of 2011, CT Legacy REIT consolidated an additional securitization vehicle, which was previously accounted for as part of its securities portfolio with an other-than-temporary impairment of $3.4 million. See Note 11 for additional discussion.

Unrealized losses and fair value of securities

Certain of CT Legacy REIT’s securities are carried at values in excess of their fair values. This difference can be caused by, among other things, changes in credit spreads and interest rates. The following table shows the gross unrealized losses and fair value of securities for which the fair value is lower than their book value as of September 30, 2011, and that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		Greater Than 12 Months		Total

	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Book Value (1)

Floating Rate	$—	$—	$0.2	($1.1)	$0.2	($1.1)	$1.3

Fixed Rate	—	—	—	—	—	—	—

Total	$—	$—	$0.2	($1.1)	$0.2	($1.1)	$1.3

(1)
Excludes, as of September 30, 2011, $1.3 million of securities which were carried at or below fair value and securities against which an other-than-temporary impairment equal to the entire book value was recognized in earnings.

As of September 30, 2011, one of CT Legacy REIT's securities with a book value of $1.3 million was carried at a value in excess of its fair value. Fair value for this security was $158,000 as of September 30, 2011. In total, as of September 30, 2011, CT Legacy REIT had six investments in securities with an aggregate book value of $2.6 million that have an estimated fair value of $1.8 million, including two investments in CMBS with an estimated fair value of $1.6 million and four investments in CDOs and other securities with an estimated fair value of $158,000.

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

Our estimation of cash flows expected to be generated by our securities portfolio is based upon an internal review of the underlying loans securing our investments both on an absolute basis and compared to our initial underwriting for each investment. Our efforts are supplemented by third-party research reports, third-party market assessments and our dialogue with market participants. As of September 30, 2011, we do not intend to sell our securities, nor do we believe it is more likely than not that we will be required to sell our securities before recovery of their amortized cost bases, which may be at maturity. This, combined with our assessment of cash flows, is the basis for our conclusion that these investments are not impaired, other than as described above, despite the differences between estimated fair value and book value. We attribute the difference between book value and estimated fair value to the current market dislocation and a general negative bias against structured financial products such as CMBS and CDOs.

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

CT Legacy REIT is not obligated to provide, nor has it provided, any financial support to these entities. As of September 30, 2011, CT Legacy REIT’s maximum exposure to loss as a result of its investment in these entities is $29.5 million, the principal amount of its securities portfolio. We have recorded other-than-temporary impairments of $26.9 million against this portfolio, resulting in a net exposure to loss of $2.6 million as of September 30, 2011.

B. Loans Receivable, Net – CT Legacy REIT

Activity relating to CT Legacy REIT’s loans receivable for the nine months ended September 30, 2011 was as follows (in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value (1)

December 31, 2010	$—	$—	$—

Transfer from Capital Trust, Inc. on March 31, 2011	739,694	(244,282)	495,412
Satisfactions (2)	(241,442)	—	(241,442)
Principal paydowns	(20,596)	—	(20,596)
Discount/premium amortization & other	936	—	936
Provision for loan losses	—	5,049	5,049
Realized loan losses	(1,434)	1,434	—
Reclassification to loans held-for-sale	(32,331)	—	(32,331)

September 30, 2011	$444,827	($237,799)	$207,028

(1)	Includes loans with a total principal balance of $444.5 million as of September 30, 2011.
(2)	Includes final maturities, full repayments, and sales.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details overall statistics for CT Legacy REIT’s loans receivable portfolio as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Number of investments	18	─
Fixed / Floating (in millions) (1)	$48 / $159	$─ / $─
Coupon (2) (3)	4.37%	N/A
Yield (2) (3)	4.90%	N/A
Maturity (years) (2) (4)	1.6	N/A

(1)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate loans.
(2)	Represents a weighted average as of September 30, 2011.
(3)	Calculations for floating rate loans are based on LIBOR of 0.24% as of September 30, 2011.
(4)	Represents the final maturity of each investment assuming all extension options are executed.

The tables below detail the types of loans in CT Legacy REIT’s portfolio, as well as the property type and geographic distribution of the properties securing these loans, as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011		December 31, 2010
Asset Type	Book Value	Percentage	Book Value	Percentage
Senior mortgages	$78,429	37%	$—	―%
Subordinate interests in mortgages	66,013	32	—	―
Mezzanine loans	39,401	19	—	―
Other	23,185	12	—	―
Total	$207,028	100%	$—	―%

Property Type	Book Value	Percentage	Book Value	Percentage
Office	$84,238	41%	$—	―%
Hotel	75,517	36	—	―
Multifamily	14,212	7	—	―
Other	33,061	16	—	―
Total	$207,028	100%	$—	―%

Geographic Location	Book Value	Percentage	Book Value	Percentage
Northeast	$56,216	27%	$—	―%
West	45,731	22	—	―
Southwest	40,754	19	—	―
Southeast	20,072	10	—	―
Northwest	9,876	5	—	―
International	34,379	17	—	―
Total	$207,028	100%	$—	―%

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

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table allocates the net book value and principal balance of CT Legacy REIT’s loans receivable based on our internal risk ratings as of September 30, 2011 and December 31, 2010 (in thousands):

	Loans Receivable as of September 30, 2011			Loans Receivable as of December 31, 2010
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	3	$56,519	$56,949	—	$—	$—
4 - 5	7	99,094	99,066	—	—	—
6 - 8	8	288,873	51,013	—	—	—

Total	18	$444,486	$207,028	—	$—	$—

In making this risk assessment, one of the primary factors we consider is how senior or junior each loan is relative to other debt obligations of the borrower. The following tables further allocate CT Legacy REIT’s loans receivable by both loan type and our internal risk ratings as of September 30, 2011 and December 31, 2010 (in thousands):

	Senior Mortgage Loans
	as of September 30, 2011			as of December 31, 2010
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	—	$—	$—	—	$—	$—
4 - 5	3	48,503	48,475	—	—	—
6 - 8	2	43,047	29,953	—	—	—

Total	5	$91,550	$78,428	—	$—	$—

	Subordinate Interests in Mortgages
	as of September 30, 2011			as of December 31, 2010
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	1	$13,000	$13,000	—	$—	$—
4 - 5	2	31,954	31,954	—	—	—
6 - 8	4	85,537	21,060	—	—	—

Total	7	$130,491	$66,014	—	$—	$—

	Mezzanine & Other Loans
	as of September 30, 2011			as of December 31, 2010
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	2	$43,519	$43,949	—	$—	$—
4 - 5	2	18,637	18,637	—	—	—
6 - 8	2	160,289	—	—	—	—

Total	6	$222,445	$62,586	—	$—	$—

Loan impairments

The following table describes CT Legacy REIT’s impaired loans as of September 30, 2011, including impaired loans that are current in their interest payments and those that are delinquent on contractual payments (in thousands):

		September 30, 2011
Impaired Loans	No. of Loans	Gross Book Value	Provision for Loan Loss	Net Book Value
Performing loans	3	$201,165	($191,289)	$9,876
Non-performing loans	3	68,520	(46,510)	22,010

Total impaired loans	6	$269,685	($237,799)	$31,886

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details the allocation of CT Legacy REIT’s provision for loan losses as of September 30, 2011 (in thousands):

	September 30, 2011
Impaired Loans	Principal Balance	Provision for Loan Loss	Loss Severity
Mezzanine & other loans	$222,445	$160,289	72%
Subordinate interests in mortgages	130,491	64,448	49
Senior mortgages	91,550	13,062	14
Total/Weighted Average	$444,486	$237,799	53%

Generally, we have recorded provisions for loan loss against all loans which are in maturity default, or otherwise have past-due principal payments. As of September 30, 2011, CT Legacy REIT had three loans with an aggregate net book value of $43.5 million which were in maturity default but had no provision recorded. We expect to collect all principal and interest due under these loans upon their resolution.

The following table details CT Legacy REIT’s average balance of impaired loans by loan type, and the income recorded on such loans subsequent to their impairment during the nine months ended September 30, 2011 (in thousands):

Income on Impaired Loans for the Nine Months Ended September 30, 2011
Asset Type	Average Net Book Value	Income Recorded (1)
Senior Mortgage Loans	$9,779	$200
Subordinate Interests in Mortgages	23,091	208
Mezzanine & Other Loans	—	3,187

Total	$32,870	$3,595

(1)
Substantially all of the income recorded on impaired loans during the period was received in cash. See also Note 4 for disclosure of income recorded on impaired loans prior to their transfer to CT Legacy REIT, substantially all of which was also received in cash.

Nonaccrual loans

In accordance with our revenue recognition policies discussed in Note 2, we do not accrue interest on loans which are 90 days past due or, in the opinion of management, are otherwise uncollectable. Accordingly, we do not have any material interest receivable accrued on CT Legacy REIT’s nonperforming loans as of September 30, 2011.

The following table details CT Legacy REIT’s loans receivable which are on nonaccrual status as of September 30, 2011 (in thousands):

Non-Accrual Loans Receivable as of September 30, 2011
Asset Type	Principal Balance	Net Book Value
Senior Mortgage Loans	$25,100	$12,038
Subordinate Interests in Mortgages	85,537	21,059
Mezzanine & Other Loans	152,289	—

Total	$262,926	$33,097

Loan modifications

During the nine months ended September 30, 2011, two modifications of CT Legacy REIT loans were considered troubled debt restructurings, as defined under GAAP. A troubled debt restructuring is generally any modification of a loan to a borrower that is experiencing financial difficulties, where a lender agrees to terms that are more favorable to the borrower than is otherwise available in the current market. These loan modifications included: (i) a nine-month extension of a $18.0 million senior mortgage loan which is in maturity default, and (ii) a two-year extension of a $24.3 million subordinate mortgage interest, including a 2.0% spread increase which will accrue on a deferred basis. Both of these loans have been individually assessed for impairment, and have not been impaired due to our determination that the underlying collateral value is sufficient to cover our investment in the loans.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

C. Loans Held-for-Sale, Net – CT Legacy REIT

Activity relating to CT Legacy REIT’s loans held-for-sale for the nine months ended September 30, 2011 was as follows (in thousands):

	Gross Book Value	Valuation Allowance	Net Book Value

December 31, 2010	$—	$—	$—

Reclassification from loans receivable	32,331	—	32,331
Valuation allowance on loans held-for-sale	—	(224)	(224)

September 30, 2011	$32,331	($224)	$32,107

During the second quarter of 2011, CT Legacy REIT reclassified a $32.5 million senior mortgage loan to loans held-for-sale, against which it has recorded a $224,000 valuation allowance to reflect this loan at its approximate fair value.

D. Debt Obligations – CT Legacy REIT

As of September 30, 2011, CT Legacy REIT had $130.8 million of total debt obligations outstanding. The balances of each category of debt, their respective coupons and all-in effective costs (including the amortization of fees and expenses) were as follows (in thousands):

	September 30, 2011		December 31, 2010	September 30, 2011
Debt Obligations	Principal Balance	Book Value	Book Value	Coupon (1)	All-In Cost (1)		Maturity Date (2)

Repurchase obligation (JPMorgan)	$66,637	$66,637	$—	2.74%	2.74%		December 15, 2014

Mezzanine loan(3)	64,134	53,367	—	15.00%	18.74%		March 31, 2016

Total/Weighted Average	$130,771	$120,004	$—	8.75%	10.59%	(4)	August 3, 2015

(1)	Assumes LIBOR of 0.24% at September 30, 2011 for floating rate debt obligations.
(2)	Maturity dates represent the contractual maturity of each facility.
(3)	The mezzanine loan carries a 15.0% per annum interest rate, of which 7.0% per annum may be deferred. The all-in cost of the mezzanine loan includes the amortization of deferred fees and expenses.
(4)
Including the impact of interest rate hedges with an aggregate notional balance of $60.9 million as of September 30, 2011, the effective all-in cost of CT Legacy REIT’s debt obligations would be 12.88% per annum.

Repurchase Obligations

In conjunction with our March 2011 restructuring, on March 31, 2011 our legacy repurchase obligations with JP Morgan, Morgan Stanley and Citigroup were assumed by wholly-owned subsidiaries of CT Legacy REIT, and the recourse to Capital Trust, Inc. was eliminated. The balances then outstanding under the three repurchase obligations with JP Morgan, Morgan Stanley and Citigroup were $173.5 million, $93.2 million, and $38.1 million, respectively.

During the second quarter of 2011, the Morgan Stanley and Citigroup repurchase obligations were fully repaid and extinguished, and the remaining collateral thereunder was released.

The JP Morgan facility matures on December 15, 2014 and bears interest at a rate of LIBOR + 2.50% per annum (2.74% as of September 30, 2011), which rate will increase to LIBOR + 3.00% per annum for the period from March 31, 2013 through March 30, 2014, and then to LIBOR + 3.50% per annum for the period from March 31, 2014 through maturity. In addition, periodic repayment targets must be met under the facility, which require the outstanding balance be reduced to: $110.0 million by December 15, 2011, $65.0 million by December 15, 2012, and $30 million by December 15, 2013. As of September 30, 2011, the JP Morgan facility had an outstanding balance of $66.6 million.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details the aggregate outstanding principal balance, book value and fair value of CT Legacy REIT’s assets, primarily loans receivable, which were pledged as collateral under the JP Morgan repurchase facility as of September 30, 2011, as well as the amount at risk (in thousands). The amount at risk is generally equal to the book value of our collateral less the outstanding principal balance of the repurchase facility.

		Loans and Securities Collateral Balances, as of September 30, 2011
Repurchase Lender	Facility Balance	Principal Balance	Book Value	Fair Value (1)	Amount at Risk (2)
JP Morgan	$66,637	$318,240	$177,213	$157,252	$124,317

(1)	Fair values represent the amount at which assets could be sold in an orderly transaction between a willing buyer and willing seller. The immediate liquidation value of these assets would likely be substantially lower.
(2)	Amount at risk is calculated on an asset-by-asset basis for each facility and considers the greater of (a) the book value of an asset and (b) the fair value of an asset, in determining the total risk.

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

As of September 30, 2011, the mezzanine loan had an outstanding principal balance of $64.1 million (including deferred interest) and a book balance of $53.4 million. The difference between book balance and principal outstanding is due to costs associated with the mezzanine loan, primarily the equity interest in CT Legacy REIT discussed above. Including the amortization of these costs, the mezzanine loan has an all-in cost of 18.74%.

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

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table describes CT Legacy REIT’s participations sold assets and liabilities as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30,	December 31,
	2011	2010
Participations sold assets
Gross carrying value	$97,465	$—
Less: Provision for loan losses	(97,465)	—
Net book value of assets	—	—

Participations sold liabilities
Net book value of liabilities	97,465	—
Net impact to shareholders' equity	($97,465)	$—

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

The following table summarizes the notional amounts and fair values of CT Legacy REIT’s interest rate swaps as of September 30, 2011 and December 31, 2010 (in thousands). The notional amount provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk.

Counterparty	September 30, 2011 Notional Amount	Interest Rate (1)	Maturity	September 30, 2011 Fair Value	December 31, 2010 Fair Value
JPMorgan Chase	$17,623	5.14%	2014	($2,086)	$—
JPMorgan Chase	16,636	4.83%	2014	(2,048)	—
JPMorgan Chase	16,403	5.52%	2018	(3,408)	—
JPMorgan Chase	7,062	5.11%	2016	(1,229)	—
JPMorgan Chase	3,176	5.45%	2015	(555)	—
Total/Weighted Average	$60,900	5.17%	2015	($9,326)	$—

(1)	Represents the gross fixed interest rate we pay to our counterparties under these derivative instruments. We receive an amount of interest indexed to one-month LIBOR on all of our interest rate swaps.

During the second quarter of 2011, as a result of significant repayments of CT Legacy REIT’s floating rate debt obligations, these interest rate swaps ceased to be highly effective hedging instruments. We therefore discontinued the designation of these hedges as cash flow hedges. As a result, beginning in the second quarter of 2011, any change in the fair values of these interest rate swaps is recorded as a non-cash component of interest expense on our consolidated statement of operations. We recognized $1.8 million of such non-cash interest expense during the nine months ended September 30, 2011.

In addition, as a result of the termination of the effective hedge designation, we reclassified $3.2 million from accumulated other comprehensive income as non-cash interest expense on our consolidated financial statements. In future periods we will recognize additional non-cash interest expense as the remaining balance of accumulated other comprehensive income is amortized over the life of each related facility. Net payments under such interest rate swaps during the nine months ended September 30, 2011 totaled $1.5 million, and were recorded as a component of interest expense.

Over the next twelve months, we expect approximately $2.3 million to be reclassified from other comprehensive income to interest expense. This amount represents the amortization of losses previously recorded in other comprehensive income on interest rate swaps which are no longer designated as cash flow hedges.

As of September 30, 2011, CT Legacy REIT has not posted any assets as collateral under derivative agreements.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 11. Consolidated Securitization Vehicles

As of September 30, 2011, our consolidated balance sheet includes an aggregate $1.2 billion of assets and $1.4 billion of liabilities related to 10 consolidated securitization vehicles. Due to the non-recourse nature of these vehicles, and other factors discussed below, our net exposure to loss from investments in these entities is limited to $4.1 million.

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

We are not obligated to provide, nor have we provided, any financial support to these CT CDOs. Accordingly, other than in the event of a breach of certain representations or warranties, which are discussed in detail below, our maximum exposure to loss as a result of our investment in these entities is limited to $233.6 million, the notional amount of the subordinate debt and equity interest we retained in these CDOs. After giving effect to certain transfers of these interests, provisions for loan losses and other-than-temporary impairments recorded as of September 30, 2011, our remaining net exposure to loss from these entities is $4.1 million.

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

During the third quarter of 2011, realized losses on a loan held by the consolidated MSC 2007-XLFA securitization vehicle resulted in a complete loss to our subordinate investment in MSC 2007-XLFA. Accordingly, we were no longer considered the primary beneficiary of MSC 2007-XLFA and ceased consolidating it under GAAP. Also during the third quarter of 2011, we consolidated a new securitization vehicle, GECMC 2000-1. A realized loss on a loan held by GECMC 2000-1 resulted in a complete loss to the investments subordinate to us and made our investment in GECMC 2000-1 the most subordinate in the remaining securitization structure. Accordingly, we then became the primary beneficiary of GECMC 2000-1 and began consolidating it under GAAP. We have previously accounted for GECMC 2000-1 as a security in our CT Legacy REIT portfolio.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

We are not obligated to provide, nor have we provided, any financial support to these consolidated securitization vehicles. In addition, four of these six investments have been made through our CT CDOs, which limits our exposure to loss as discussed above. Accordingly, as of September 30, 2011, our maximum exposure to loss as a result of our investment in these entities is limited to $75.5 million, the notional amount of our investment in the two securitization vehicles not held by our CT CDOs. As a result of consolidation, we have recognized losses on collateral assets in excess of our investment in these entities, resulting in a zero net exposure to loss as of September 30, 2011.

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

A. Securities Held-to-Maturity – Consolidated Securitization Vehicles

Our consolidated securitization vehicles’ securities portfolio consists of CMBS, CDOs, and other securities. Activity relating to these securities for the nine months ended September 30, 2011 was as follows (in thousands):

	CMBS	CDOs & Other	Total Book Value (1)

December 31, 2010	$456,312	$48,011	$504,323

Principal paydowns	(41,389)	(29,401)	(70,790)
Consolidation of securitization vehicle (2)	(1,000)	—	(1,000)
Discount/premium amortization & other (3)	886	(811)	75
Other-than-temporary impairments:
Recognized in earnings	(37,065)	—	(37,065)
Recognized in accumulated other comprehensive income	1,458	—	1,458

September 30, 2011	$379,202	$17,799	$397,001

(1)	Includes securities with a total face value of $519.1 million and $594.4 million as of September 30, 2011 and December 31, 2010, respectively.
(2)
Beginning in the third quarter of 2011, CT CDO I consolidated an additional securitization vehicle, which was previously accounted for as part of its securities portfolio with a net book value of $1.0 million. See the introduction to this Note 11 for additional discussion.

(3)	Includes mark-to-market adjustments on securities previously classified as available-for-sale, amortization of other-than-temporary impairments, and losses, if any.

As of both September 30, 2011 and December 31, 2010, all of our consolidated securitization vehicles’ securities were classified as held-to-maturity.

The following table allocates the book value of our consolidated securitization vehicles’ securities as of September 30, 2011 between their amortized cost basis, amounts related to mark-to-market adjustments on securities previously classified as available-for-sale, and the portion of other-than-temporary impairments not related to expected credit losses (in thousands):

	CMBS	CDOs & Other	Total Securities
Amortized cost basis	$386,214	$17,799	$404,013
Mark-to-market adjustments on securities previously classified as available-for-sale	4,523	—	4,523
Other-than-temporary impairments recognized in accumulated other comprehensive income	(11,535)	—	(11,535)

Total book value as of September 30, 2011	$379,202	$17,799	$397,001

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details overall statistics for our consolidated securitization vehicles’ securities portfolio as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Number of securities	53	56
Number of issues	37	40
Rating (1) (2)	BB+	BB+
Fixed / Floating (in millions) (3)	$396 / $1	$503 / $1
Coupon (1) (4)	6.49%	6.66%
Yield (1) (4)	7.10%	6.97%
Life (years) (1) (5)	2.4	3.4

(1)	Represents a weighted average as of September 30, 2011 and December 31, 2010, respectively.
(2)	Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security.
(3)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate securities.
(4)
Coupon is based on the securities’ contractual interest rates, while yield is based on expected cash flows for each security, and considers discounts/premiums and asset non-performance. Calculations for floating rate securities are based on LIBOR of 0.24% and 0.26% as of September 30, 2011 and December 31, 2010, respectively.

(5)	Weighted average life is based on the timing and amount of future expected principal payments through the expected repayment date of each respective investment.

The table below details the ratings and vintage distribution of our consolidated securitization vehicles’ securities as of September 30, 2011 (in thousands):

	Rating as of September 30, 2011
Vintage	AAA	AA	A	BBB	BB	B	CCC and Below	Total
2006	$—	$—	$—	$—	$—	$—	$15,079	$15,079
2005	—	—	—	—	—	—	20,479	20,479
2004	—	24,789	2,419	—	—	—	—	27,208
2003	9,908	—	—	3,013	1,964	—	—	14,885
2002	—	—	—	6,700	—	2,709	—	9,409
2001	—	—	—	1,301	—	4,128	1,536	6,965
2000	2,922	—	—	—	—	—	24,208	27,130
1999	—	—	11,260	1,416	17,377	—	—	30,053
1998	65,919	46,127	37,577	43,551	12,108	—	5,256	210,538
1997	5,250	—	18,417	—	5,212	2,891	3,485	35,255
Total	$83,999	$70,916	$69,673	$55,981	$36,661	$9,728	$70,043	$397,001

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

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Other-than-temporary impairments

Quarterly, we reevaluate our consolidated securitization vehicles’ securities portfolio to determine if there has been an other-than-temporary impairment based upon expected future cash flows from each securities investment. As a result of this evaluation, under the accounting guidance discussed in Note 2, during the nine months ended September 30, 2011, we recorded a gross other-than-temporary impairment of $35.6 million. In addition, we determined that $1.5 million of impairments previously recorded in other comprehensive income should be recognized as credit losses due to a decrease in cash flow expectations for five of our securities.

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

The following table summarizes activity related to the other-than-temporary impairments of our consolidated securitization vehicles’ securities during the nine months ended September 30, 2011 (in thousands):

	Gross Other-Than-Temporary Impairments	Credit Related Other-Than-Temporary Impairments	Non-Credit Related Other-Than-Temporary Impairments

December 31, 2010	$88,586	$74,576	$14,010

Additions due to change in expected cash flows	35,607	37,065	(1,458)
Amortization of other-than-temporary impairments	(3,771)	(2,754)	(1,017)

September 30, 2011	$120,422	$108,887	$11,535

Unrealized losses and fair value of securities

Certain of our consolidated securitization vehicles’ securities are carried at values in excess of their fair values. This difference can be caused by, among other things, changes in credit spreads and interest rates. The following table shows the gross unrealized losses and fair value of securities for which the fair value is lower than their book value as of September 30, 2011 and that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		Greater Than 12 Months		Total

	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Book Value (1)

Floating Rate	$—	$—	$—	$—	$—	$—	$—

Fixed Rate	170.0	(5.7)	132.9	(17.4)	302.9	(23.1)	326.0

Total	$170.0	($5.7)	$132.9	($17.4)	$302.9	($23.1)	$326.0

(1)
Excludes, as of September 30, 2011, $71.0 million of securities which were carried at or below fair value and securities against which an other-than-temporary impairment equal to the entire book value was recognized in earnings.

As of September 30, 2011, 36 of our consolidated securitization vehicles' securities with an aggregate book value of $326.0 million were carried at values in excess of their fair values. Fair value for these securities was $302.9 million as of September 30, 2011. In total, as of September 30, 2011, our consolidated securitization vehicles had 53 investments in securities with an aggregate book value of $397.0 million that have an estimated fair value of $384.4 million, including 51 investments in CMBS with an estimated fair value of $367.3 million and two investments in CDOs and other securities with an estimated fair value of $17.1 million.

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

We determine fair values using third party dealer assessments of value, and our own internal financial model-based estimations of fair value. See Note 17 for further discussion of fair value. We regularly examine our securities portfolio and have determined that, despite these differences between book value and fair value, our expectations of future cash flows have only changed adversely for 12 of our securities, against which we have recognized other-than-temporary-impairments. See Note 10A for additional discussion of fair value estimations.

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

B. Loans Receivable, Net – Consolidated Securitization Vehicles

Activity relating to our consolidated securitization vehicles’ loans receivable for the nine months ended September 30, 2011 was as follows (in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value (1)

December 31, 2010	$3,145,968	($254,589)	$2,891,379

Satisfactions (2)	(1,441,373)	—	(1,441,373)
Principal paydowns	(114,633)	—	(114,633)
Deconsolidation of securitization vehicle (3)	(595,919)	—	(595,919)
Consolidation of securitization vehicle (4)	24,439	(2,000)	22,439
Discount/premium amortization & other	331	—	331
Recovery of provision for loan losses	—	21,438	21,438
Realized loan losses	(53,603)	53,603	—

September 30, 2011	$965,210	($181,548)	$783,662

(1)	Includes loans with a total principal balance of $1.0 billion and $3.2 billion as of September 30, 2011 and December 31, 2010, respectively.
(2)	Includes final maturities and full repayments.
(3)	We no longer consolidate the MSC 2007-XLFA securitization vehicle beginning in the third quarter of 2011. See the introduction of Note 11 above for further discussion.
(4)	We consolidated an additional securitization vehicle, GECMC 2000-1, beginning in the third quarter of 2011. See the introduction of Note 11 above for further discussion.

The following table details overall statistics for our consolidated securitization vehicles’ loans receivable portfolio as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Number of investments	73	94
Fixed / Floating (in millions) (1)	$199 / $585	$213 / $2,678
Coupon (2) (3)	3.43%	2.27%
Yield (2) (3)	3.55%	2.27%
Maturity (years) (2) (4)	1.1	1.3

(1)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate loans.
(2)	Represents a weighted average as of September 30, 2011 and December 31, 2010, respectively.
(3)	Calculations for floating rate loans are based on LIBOR of 0.24% and 0.26% as of September 30, 2011 and December 31, 2010, respectively.
(4)
For loans in CT CDOs, assumes all extension options are executed. For loans in other consolidated securitization vehicles, maturity is based on information provided by the trustees of each respective entity.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The tables below detail the types of loans in our consolidated securitization vehicles’ loan portfolio, as well as the property type and geographic distribution of the properties securing these loans, as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011		December 31, 2010
Asset Type	Book Value	Percentage	Book Value	Percentage
Senior mortgages	$340,196	43%	$2,225,983	76%
Subordinate interests in mortgages	249,194	31	333,622	11
Mezzanine loans	201,789	26	316,283	11
Other	—	—	22,850	2
Total	$791,179	100%	$2,898,738	100%

Property Type	Book Value	Percentage	Book Value	Percentage
Office	$341,900	43%	$825,292	28%
Hotel	223,447	28	611,435	21
Retail	168,162	21	178,146	7
Healthcare	21,051	3	1,156,880	40
Other	36,619	5	126,985	4
Total	$791,179	100%	$2,898,738	100%

Geographic Location	Book Value	Percentage	Book Value	Percentage
Northeast	$248,247	31%	$417,351	14%
West	156,429	20	163,932	6
Southwest	151,505	19	172,088	6
Southeast	125,604	16	318,655	11
Midwest	25,184	3	18,302	1
Diversified	84,210	11	1,808,410	62
Total	$791,179	100%	$2,898,738	100%

Unallocated loan loss provision (1)	(7,517)		(7,359)

Net book value	$783,662		$2,891,379

(1)	We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. This general provision is not specifically allocable to any loan asset type, collateral property type, or geographic location, but rather to an overall pool of loans. See Note 2 for additional details.

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

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table allocates the net book value and principal balance of our consolidated securitization vehicles’ loans receivable based on our internal risk ratings as of September 30, 2011 and December 31, 2010 (in thousands):

	Loans Receivable as of September 30, 2011			Loans Receivable as of December 31, 2010
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	13	$374,172	$373,543	26	$2,031,176	$2,030,344
4 - 5	7	195,478	195,258	11	408,400	408,052
6 - 8	13	277,041	102,404	19	589,090	341,252
N/A	40	119,974	119,974	38	119,090	119,090

Total	73	$966,665	$791,179	94	$3,147,756	$2,898,738

Unallocated loan loss provision:			(7,517)			(7,359)

Net book value			$783,662			$2,891,379

(1)	We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional details.

In making this risk assessment, one of the primary factors we consider is how senior or junior each loan is relative to other debt obligations of the borrower. The following tables further allocate our consolidated securitization vehicles’ loans receivable by both loan type and our internal risk ratings as of September 30, 2011 and December 31, 2010 (in thousands):

	Senior Mortgage Loans
	as of September 30, 2011			as of December 31, 2010
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	5	$201,812	$201,812	12	$1,639,820	$1,639,815
4 - 5	1	12,728	12,728	6	335,043	335,043
6 - 8	1	33,214	16,907	3	193,983	143,676
N/A	38	108,749	108,749	36	107,449	107,449

Total	45	$356,503	$340,196	57	$2,276,295	$2,225,983

(1)	We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional details.

	Subordinate Interests in Mortgages
	as of September 30, 2011			as of December 31, 2010
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	6	$134,012	$133,520	7	$189,323	$188,666
4 - 5	4	69,750	69,530	4	71,415	71,067
6 - 8	9	147,634	44,419	11	185,913	71,748
N/A	1	1,725	1,725	1	2,141	2,141

Total	20	$353,121	$249,194	23	$448,792	$333,622

(1)	We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional details.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

	Mezzanine & Other Loans
	as of September 30, 2011			as of December 31, 2010
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	2	$38,348	$38,211	7	$202,033	$201,863
4 - 5	2	113,000	113,000	1	1,942	1,942
6 - 8	3	96,193	41,078	5	209,194	125,828
N/A	1	9,500	9,500	1	9,500	9,500

Total	8	$257,041	$201,789	14	$422,669	$339,133

(1)	We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional details.

Loan impairments

The following table describes our consolidated securitization vehicles’ impaired loans as of September 30, 2011, including impaired loans that are current in their interest payments and those that are delinquent on contractual payments (in thousands):

	September 30, 2011
Impaired Loans	No. of Loans	Gross Book Value	Provision for Loan Loss	Net Book Value
Performing loans	4	$82,507	($108,432)	($25,925)
Non-performing loans	7	154,929	(65,599)	89,330

Total impaired loans	11	$237,436	($174,031)	$63,405

In addition, as described in Note 2, we have recorded a $7.5 million general provision for loan losses against 40 loans in our consolidated securitization vehicles with an aggregate principal balance of $120.0 million.

The following table details the allocation of our consolidated securitization vehicles’ provision for loan losses as of September 30, 2011 (in thousands):

	September 30, 2011
Impaired Loans	Principal Balance	Provision for Loan Loss	Loss Severity
Subordinate interests in mortgages	$351,396	$102,608	29%
Senior mortgages	247,755	16,307	7
Mezzanine & other loans	247,540	55,116	22
Unallocated (1)	119,974	7,517	6
Total/Weighted Average	$966,665	$181,548	19%

(1)	We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. This general provision is not specifically allocable to any loan asset type, but rather to an overall pool of loans. See Note 2 for additional details.

Generally, we have recorded provisions for loan loss against all loans which are in maturity default, or otherwise have past-due principal payments. As of September 30, 2011, our consolidated securitization vehicles had one loan with a net book value of $1.6 million which was in maturity default but had no provision recorded. We expect to collect all principal and interest due under this loan upon its resolution.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details our consolidated securitization vehicles’ average balance of impaired loans by loan type, and the income recorded on such loans subsequent to their impairment during the nine months ended September 30, 2011 (in thousands):

Income on Impaired Loans for the Nine Months Ended September 30, 2011
Asset Type	Average Net Book Value	Income Recorded (1)
Senior Mortgage Loans	$61,157	$3,197
Subordinate Interests in Mortgages	16,717	1,739
Mezzanine & Other Loans	111,703	3,844

Total	$189,577	$8,780

(1)	Substantially all of the income recorded on impaired loans during the period was received in cash.

Nonaccrual loans

In accordance with our revenue recognition policies discussed in Note 2, we do not accrue interest on loans which are 90 days past due or, in the opinion of management, are otherwise uncollectable. Accordingly, we do not have any material interest receivable accrued on nonperforming loans as of September 30, 2011.

The following table details our consolidated securitization vehicles’ loans receivable which are on nonaccrual status as of September 30, 2011 (in thousands):

Non-Accrual Loans Receivable as of September 30, 2011
Asset Type	Principal Balance	Net Book Value
Senior Mortgage Loans	$—	$—
Subordinate Interests in Mortgages	107,201	38,419
Mezzanine & Other Loans	96,194	41,078

Total	$203,395	$79,497
Loan modifications

During the nine months ended September 30, 2011, two modifications of loans in consolidated securitization vehicles were considered troubled debt restructurings, as defined under GAAP. A troubled debt restructuring is generally any modification of a loan to a borrower that is experiencing financial difficulties, where a lender agrees to terms that are more favorable to the borrower than is otherwise available in the current market. These loan modifications included: (i) a 28-month extension of a $33.0 million subordinate mortgage interest, and (ii) a four-month extension of a $6.6 million subordinate mortgage interest, neither of which extensions included a modification of interest rates. Both of these loans have been individually assessed for impairment, and other than a $3.3 million impairment previously recorded against the $6.6 million subordinate mortgage interest, no additional impairment was necessary.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

C. Real Estate Held-for-Sale – Consolidated Securitization Vehicles

Activity relating to our consolidated securitization vehicles’ real estate held-for-sale for the nine months ended September 30, 2011 was as follows (in thousands):

	Gross Book Value	Other-Than-Temporary Impairment	Net Book Value

December 31, 2010	$15,068	($7,013)	$8,055

Consolidation of additional securitization vehicles (1)	9,892	(6,550)	3,342
Impairment of real estate held-for-sale	—	(1,055)	(1,055)

September 30, 2011	$24,960	($14,618)	$10,342

(1)	As further described above, we began consolidating an additional securitization vehicle in the third quarter of 2011. This newly consolidated vehicle held an investment in real estate held-for-sale with a net book value of $3.3 million at the time of consolidation.

D. Debt Obligations – Consolidated Securitization Vehicles

As of September 30, 2011 and December 31, 2010, our consolidated securitization vehicles had $1.4 billion and $3.6 billion of total non-recourse securitized debt obligations outstanding, respectively. The balances of each entity’s outstanding securitized debt obligations, their respective coupons and all-in effective costs, including the amortization of fees and expenses, were as follows (in thousands):

	September 30, 2011		December 31, 2010	September 30, 2011
Non-Recourse Securitized Debt Obligations	Principal Balance	Book Value	Book Value	Coupon(1)	All-In Cost(1)		Maturity Date(2)
CT CDOs
CT CDO I	$121,930	$121,930	$199,573	1.13%	1.14%		July 2039
CT CDO II	202,282	202,282	262,281	0.85%	1.15%		March 2050
CT CDO III	205,083	205,576	239,911	5.26%	5.17%		June 2035
CT CDO IV (3)	242,520	242,520	280,820	0.97%	1.10%		October 2043
Total CT CDOs	771,815	772,308	982,585	2.10%	2.20%		July 2042

Other securitization vehicles
GMACC 1997-C1	86,170	86,170	98,154	7.10%	7.10%		July 2029
GECMC 00-1 H	25,050	25,050	N/A	5.90%	5.90%		August 2027
GSMS 2006-FL8A	50,552	50,552	125,598	1.08%	1.08%		June 2020
JPMCC 2005-FL1A	89,753	89,753	95,695	0.81%	0.81%		February 2019
MSC 2007-XLFA	—	—	751,131	N/A	N/A		N/A
MSC 2007-XLCA	328,613	328,613	522,137	2.02%	2.02%		July 2017
CSFB 2006-HC1	—	—	1,045,929	N/A	N/A		N/A
Total other securitization vehicles	580,138	580,138	2,638,644	2.67%	2.67%		March 2020

Total/Weighted Average	$1,351,953	$1,352,446	$3,621,229	2.35%	2.40%	(4)	December 2032

(1)	Represents a weighted average for each respective facility, assuming LIBOR of 0.24% at September 30, 2011 for floating rate debt obligations.
(2)
Maturity dates represent the contractual maturity of each securitization trust. Repayment of securitized debt is a function of collateral cash flows which are disbursed in accordance with the contractual provisions of each trust, and is generally expected to occur prior to the maturity data above.

(3)	Comprised, at September 30, 2011, of $229.4 million of floating rate notes sold and $13.1 million of fixed rate notes sold.
(4)
Including the impact of interest rate hedges with an aggregate notional balance of $298.5 million as of September 30, 2011, the effective all-in cost of our consolidated securitization vehicles’ debt obligations would be 3.46% per annum.

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

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

CT CDOs

As of September 30, 2011, our outstanding CT CDOs included four separate issuances with a total face value of $771.8 million. As of September 30, 2011, loans receivable and securities with a book balance of $228.2 million and $397.0 million, respectively, were financed by our CT CDOs. As of December 31, 2010, loans receivable and securities with a book balance of $299.9 million and $504.3 million, respectively, were financed by our CT CDOs.

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

The maximum potential amount of future payment we may be required to make to repurchase assets is $907.9 million, the current face amount of all loans and securities in our four CT CDOs. In certain cases, we may be able to reduce the impact of any such purchase obligation through recoveries from the exercise of remedies against the institution from which we acquired the asset and received substantially the same representations and warranties. This potential recoverable amount is not currently estimable and would depend on the nature of the representation and warranty breached and the circumstances under which each asset was transferred to the CT CDO. Since inception, we have not been required to repurchase any assets nor have we received any notice of assertion of a potential breach of any representation or warranty. Any payment required to repurchase a loan or security could materially impact our liquidity.

Other Consolidated Securitization Vehicles

In addition to the CT CDOs sponsored by us, which are discussed above, we also have consolidated other securitization vehicles beginning on January 1, 2010, as discussed in Note 2. The debt obligations of these entities are separately presented on our consolidated balance sheet along with the CT CDOs issued by us, as they are also securitized, non-recourse obligations. These obligations will generally be satisfied with the repayment of assets in each such entity’s collateral pool, or will be discharged when losses are realized. As of September 30, 2011, loans receivable with an aggregate book value of $555.5 million serve as collateral for the securities issued by these other consolidated securitization vehicles.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

E. Derivative Financial Instruments – Consolidated Securitization Vehicles

The following table summarizes the notional amounts and fair values of our consolidated securitization vehicles’ interest rate swaps as of September 30, 2011 and December 31, 2010 (in thousands). The notional amount provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk.

Counterparty	September 30, 2011 Notional Amount	Interest Rate (1)	Maturity	September 30, 2011 Fair Value	December 31, 2010 Fair Value
Swiss RE Financial	$238,225	5.10%	2015	($22,614)	($24,037)
Bank of America	44,631	4.58%	2014	(2,771)	(3,331)
Morgan Stanley	—	3.95%	2011	—	(398)
Bank of America	10,535	5.05%	2016	(1,512)	(1,267)
Bank of America	5,104	4.12%	2016	(585)	(422)
Morgan Stanley	74	5.31%	2011	—	(7)
Total/Weighted Average	$298,569	5.00%	2015	($27,482)	($29,462)

(1)	Represents the gross fixed interest rate we pay to our counterparties under these derivative instruments. We receive an amount of interest indexed to one-month LIBOR on all of our interest rate swaps.

As of both September 30, 2011 and December 31, 2010, all of the derivative financial instruments of our consolidated securitization vehicles were classified as cash flow hedges, and recorded at fair value as interest rate hedge liabilities on our consolidated balance sheet.

The table below shows amounts recorded to other comprehensive income and amounts recorded to interest expense from other comprehensive income for the nine months ended September 30, 2011 and 2010 (in thousands):

	Amount of gain (loss) recognized		Amount of loss reclassified from OCI
	in OCI for the nine months ended (1)		to income for the nine months ended (2)
Hedge	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Interest rate swaps	$1,980	($8,563)	($11,512)	($12,305)

(1)	Represents the amount of unrealized gains and losses recorded to other comprehensive income during the period, net of the amount reclassified to interest expense.
(2)	Represents net amounts paid to swap counterparties during the period, which are included in interest expense, offset by an immaterial amount of non-cash swap amortization.

All of our consolidated securitization vehicles’ interest rate swaps were classified as highly effective for all of the periods presented. Over the next twelve months, as we make payments under our hedge agreements, we expect approximately $13.1 million to be reclassified from other comprehensive income to interest expense. This amount is generally equal to the present value of expected payments under the respective derivative contracts.

As of September 30, 2011, our consolidated securitization vehicles have not posted any assets as collateral under derivative agreements.

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

Common Stock
Shares of class A common stock are entitled to vote on all matters presented to a vote of shareholders, except as provided by law or subject to the voting rights of any outstanding preferred stock. Holders of record of shares of class A common stock on the record date fixed by our board of directors are entitled to receive such dividends as may be declared by the board of directors subject to the rights of the holders of any outstanding preferred stock. A total of 22,748,729 shares of common stock and stock units were issued and outstanding as of September 30, 2011.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

We did not repurchase any of our common stock during the nine months ended September 30, 2011, other than the 34,892 shares we acquired pursuant to elections by incentive plan participants to satisfy tax withholding obligations through the surrender of shares equal in value to the amount of the withholding obligation incurred upon the vesting of restricted stock.

Preferred Stock
We have not issued any shares of preferred stock since we repurchased all of the previously issued and outstanding preferred stock in 2001.

Warrants
In conjunction with the March 2009 restructuring of our legacy repurchase obligations, we issued to our former repurchase lenders warrants to purchase an aggregate 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share. The warrants will become exercisable on March 16, 2012 and expire on March 16, 2019, and may be exercised through a cashless exercise at the option of the warrant holders. The fair value assigned to these warrants, totaling $940,000, has been recorded as an increase to additional paid-in capital, and was amortized into interest expense over the term of the related debt obligations. The warrants were valued using the Black-Scholes valuation method.

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

No dividends were declared during the nine months ended September 30, 2011 or 2010.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Accumulated Other Comprehensive Loss
The following table details the primary components of accumulated other comprehensive loss as of September 30, 2011 and significant activity for the nine months ended September 30, 2011 (in thousands):

	Mark-to-Market on Interest Rate Hedges	Deferred Gains on Settled Hedges	Other-than-Temporary Impairments	Unrealized Gains on Securities	Total

December 31, 2010	($37,914)	$165	($16,800)	$4,087	($50,462)

Consolidation of additional securitization vehicles (1)	—	—	538	—	538
Unrealized gain on derivative financial instruments	2,912	—	—	—	2,912
Ineffective portion of cash flow hedges (2)	4,447	—	—	—	4,447
Amortization of net unrealized gains on securities	—	—	—	(93)	(93)
Amortization of net deferred gains on settlement of swaps	—	(75)	—	—	(75)
Other-than-temporary impairments of securities (3)	—	—	4,236	—	4,236

September 30, 2011	($30,555)	$90	($12,026)	$3,994	($38,497)

(1)
As further described above, we began consolidating an additional securitization vehicle in the third quarter of 2011. This newly consolidated vehicle was previously accounted for as part of CT Legacy REIT’s securities portfolio. This security had previously been other-than-temporarily impaired, a portion of which was recorded in accumulated other comprehensive income, and is now eliminated in consolidation.

(2)
As a result of significant repayments under floating rate debt obligations of CT Legacy REIT a portion of its interest rate swaps were deemed ineffective in the second quarter of 2011 and are no longer designated as hedging instruments. As a result, a portion of accumulated other comprehensive income is reclassified into earnings each period to reflect the non-hedge designation. See Note 10 for further discussion.

(3)
Represents the reclassification of other-than-temporary impairments of securities to credit losses recognized through earnings, including amortization of prior other-than-temporary impairments of $1.1 million.

Noncontrolling Interests

The noncontrolling interests included on our consolidated balance sheet represent the equity interests in CT Legacy REIT which are not owned by us, as described in Note 1. CT Legacy REIT’s outstanding common stock includes class A-1 common stock, class A-2 common stock, and subordinate class B common stock. A portion of CT Legacy REIT’s consolidated equity and results of operations are allocated to these noncontrolling interests based on their pro-rata ownership of CT Legacy REIT. The following table describes activity relating to noncontrolling interests for the nine months ended September 30, 2011 (in thousands):

Noncontrolling Interests

December 31, 2010	$—

Allocation to noncontrolling interests	(12,623)
Net income attributable to noncontrolling interests	1,935

September 30, 2011	($10,688)

As of September 30, 2011, the noncontrolling interests recorded on our consolidated balance sheet was a deficit, which reflects the consolidated book value of CT Legacy REIT, including certain securitization trusts in which losses have been recorded in excess of CT Legacy REIT’s net investment.

During the second quarter of 2011, we purchased 118,651 shares of class B common stock of CT Legacy REIT which were issued to our former lenders in conjunction with our March 2011 restructuring. This purchase did not impact the book value of noncontrolling interests.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Earnings Per Share

The following table sets forth the calculation of Basic and Diluted earnings per share, or EPS, based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the nine months ended September 30, 2011 (in thousands, except share and per share amounts):

	Nine Months Ended September 30, 2011
	Net	Wtd. Avg.	Per Share
	Income	Shares	Amount
Basic EPS:
Net income allocable to common stock	$266,464	22,630,672	$11.77
Effect of Dilutive Securities:
Warrants & Options outstanding for the purchase of common stock	—	1,426,702
Diluted EPS:
Net income per share of common stock and assumed conversions	$266,464	24,057,374	$11.08

The following table sets forth the calculation of Basic and Diluted EPS based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the nine months ended September 30, 2010 (in thousands, except share and per share amounts):

	Nine Months Ended September 30, 2010
	Net	Wtd. Avg.	Per Share
	Loss	Shares (1)	Amount
Basic EPS:
Net loss allocable to common stock	($195,259)	22,356,857	($8.73)
Effect of Dilutive Securities:
Warrants & Options outstanding for the purchase of common stock	—	—
Diluted EPS:
Net loss per share of common stock and assumed conversions	($195,259)	22,356,857	($8.73)

(1)
Diluted EPS excludes 129,000 options and 3.5 million warrants which were not dilutive for the period. These instruments could potentially impact Diluted EPS in future periods, depending on changes in our stock price.

The following table sets forth the calculation of Basic and Diluted earnings per share, or EPS, based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the three months ended September 30, 2011 (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2011
	Net	Wtd. Avg.	Per Share
	Income	Shares	Amount
Basic EPS:
Net income allocable to common stock	$13,722	22,730,080	$0.60
Effect of Dilutive Securities:
Warrants & Options outstanding for the purchase of common stock	—	1,391,893
Diluted EPS:
Net income per share of common stock and assumed conversions	$13,722	24,121,973	$0.57

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table sets forth the calculation of Basic and Diluted EPS based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the three months ended September 30, 2010 (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2010
	Net	Wtd. Avg.	Per Share
	Loss	Shares (1)	Amount
Basic EPS:
Net loss allocable to common stock	($134,709)	22,389,901	($6.02)
Effect of Dilutive Securities:
Warrants & Options outstanding for the purchase of common stock	—	—
Diluted EPS:
Net loss per share of common stock and assumed conversions	($134,709)	22,389,901	($6.02)

(1)	Diluted EPS excludes 129,000 options and 3.5 million warrants which were not dilutive for the period. These instruments could potentially impact Diluted EPS in future periods, depending on changes in our stock price.

Note 13. General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2011 and 2010 consisted of the following (in thousands):

	Nine Months Ended September 30,
General and Administrative Expenses	2011	2010
Personnel costs	$7,162	$7,103
Restructuring awards	2,750	—
Professional services	3,914	4,129
Operating and other costs	1,617	1,761
Subtotal	15,443	12,993

Non-cash personnel costs
Management incentive awards plan - CT Legacy REIT	3,395	—
Employee stock-based compensation	411	107
Subtotal	3,806	107

Expenses of consolidated securitization vehicles	619	1,298
Total	$19,868	$14,398

Note 14. Gain on Extinguishment of Debt

Gain on extinguishment of debt for the nine months ended September 30, 2011 and 2010 consisted of the following (in thousands):

	Nine Months Ended September 30,
Gain on Extinguishment of Debt	2011	2010
Extinguishment of senior credit facility and junior subordinated notes (1)	$174,846	$—
Termination of loan participation sold (2)	75,000	—
Securitized debt obligations (3)	21,185	648
Total	$271,031	$648

(1)	Represents the gain recorded on the extinguishment of certain of our legacy debt obligations as part of our March 2011 restructuring. See Note 1 for further discussion.
(2)	Represents the gain recorded on the termination of a loan participation sold which had previously been impaired. See Note 8 for further discussion.
(3)
Represents the gain recorded as a result of realized losses in consolidated securitization vehicles. As losses in these vehicles are realized, they result in the extinguishment of certain subordinate classes of securitized debt. See Note 10 for further discussion.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 15. Income Taxes

Capital Trust, Inc. has made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal, state, and local income taxes except for the operations of our taxable REIT subsidiary, CTIMCO. To maintain qualification as a REIT, we must distribute at least 90% of our annual REIT taxable income to our shareholders and meet certain other requirements. If we fail to maintain our qualification as a REIT, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates. As of September 30, 2011 and December 31, 2010, Capital Trust, Inc. was in compliance with all REIT requirements.

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

As of December 31, 2010, Capital Trust, Inc. had net operating losses, or NOLs, and net capital losses, or NCLs, available to be carried forward and utilized in current or future periods. These included NOLs of approximately $302.0 million and NCLs of approximately $129.0 million at Capital Trust, Inc., as well as NOLs of approximately $3.6 million at CTIMCO. As a result of our March 2011 restructuring, Capital Trust, Inc. will realize cancellation of indebtedness income of approximately $180.5 million for the 2011 taxable year which will reduce the available NOLs. The utilization of NOLs will also require us to pay alternative minimum taxes of approximately $2.0 million.

Deferred income taxes recorded on our consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used in the computation of our current income tax obligations.

Our consolidated financial statements also include tax provisions related to taxable REIT subsidiaries of CT Legacy REIT. Although CT Legacy REIT is taxed separately from Capital Trust, Inc., its operations, including any income tax provisions, are consolidated for financial reporting purposes. The portion of our consolidated income tax provision related to CT Legacy REIT is immaterial for the nine months ended September 30, 2011.

Note 16. Employee Benefit and Incentive Plans

Stock-Based Incentive Plans

We had stock-based incentive awards outstanding under three benefit plans as of September 30, 2011: (i) the Amended and Restated 1997 Non-Employee Director Stock Plan, or 1997 Director Plan, (ii) the 2007 Long-Term Incentive Plan, or 2007 Plan, and (iii) the 2011 Long-Term Incentive Plan, or 2011 Plan. The 1997 Director Plan and the 2007 Plan expired in 2007 and June 2011, respectively and no new awards may be issued under them. Under the 2011 Plan, a maximum of 1 million shares of class A common stock may be issued. Shares canceled under previous plans are available to be reissued under the 2011 Plan. As of September 30, 2011, there were 969,183 shares available under the 2011 Plan.

Under these plans, our employees are issued shares of our restricted class A common stock. We record grant date fair value of these shares as an expense over their vesting period. A portion of these shares vest pro-rata over a three-year service period, with the remainder contingently vesting after a four-year period based on the returns we have achieved.

As of September 30, 2011, unvested share-based compensation consisted of 244,424 shares of restricted class A common stock with an unamortized value of $410,000. Subject to vesting conditions and the continued employment of certain employees, these costs will be recognized as compensation expense over the next two and a half years.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Activity under these three plans for the nine months ended September 30, 2011 is summarized in the table below in share and share equivalents:

Benefit Type	1997 Employee Plan	1997 Director Plan	2007 Plan	2011 Plan	Total
Options
Beginning balance	12,224	—	—	—	12,224
Expired	(12,224)	—	—	—	(12,224)
Ending balance	—	—	—	—	—

Restricted Class A Common Stock(1)
Beginning balance	—	—	32,785	—	32,785
Granted	—	—	300,000	—	300,000
Vested	—	—	(88,361)	—	(88,361)
Ending balance	—	—	244,424	—	244,424

Stock Units(2)
Beginning balance	—	68,544	416,855	—	485,399
Granted and deferred	—	—	21,405	30,817	52,222
Ending balance	—	68,544	438,260	30,817	537,621

Total outstanding	—	68,544	682,684	30,817	782,045

(1)
Comprised of both performance based awards that vest upon the attainment of certain common equity return thresholds and time based awards that vest based upon an employee’s continued employment on pre-established vesting dates.

(2)	Stock units are granted to certain members of our board of directors in lieu of cash compensation for services and in lieu of dividends earned on previously granted stock units.

A summary of the unvested restricted class A common stock as of and for the nine months ended September 30, 2011 was as follows:

	Restricted Class A Common Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2011	32,785	$5.67
Granted	300,000	2.29
Vested	(88,361)	2.62
Unvested at September 30, 2011	244,424	$2.65

A summary of the unvested restricted class A common stock as of and for the nine months ended September 30, 2010 was as follows:

	Restricted Class A Common Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2010	79,023	$7.99
Granted	16,875	1.27
Vested	(45,287)	8.16
Unvested at September 30, 2010	50,611	$6.43

The total grant date fair value of restricted shares that vested during the nine months ended September 30, 2011 and 2010 was $231,000 and $127,000, respectively.

Incentive Management Fee Grants

In addition to the equity interests detailed above, we may grant percentage interests in the incentive compensation received by us from certain of our investment management vehicles. As of September 30, 2011, we had granted 45% of the CTOPI incentive compensation to our employees.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

CT Legacy REIT Management Incentive Awards Plan

As described in Note 1, incentive awards have been issued to certain of our senior level employees which entitle them to as much as 6.75% of the recovery (subject to certain caps) of our legacy assets, net of CT Legacy REIT’s obligations, when and if distributed to us as dividends.

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

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes our assets and liabilities, including those of CT Legacy REIT and our consolidated securitization vehicles, which are recorded at fair value as of September 30, 2011 (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Other	Significant
	Total	in Active	Observable	Unobservable
	Fair Value at	Markets	Inputs	Inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:

CT Legacy REIT's loans held-for-sale	$32,107	$—	$—	$32,107

Securitization vehicles' real estate held-for-sale	$10,342	$—	$—	$10,342

CT Legacy REIT's interest rate hedge liabilities	($9,326)	$—	($9,326)	$—
Securitization vehicles' interest rate hedge liabilities	($27,482)	$—	($27,482)	$—

Measured on a nonrecurring basis:

CT Legacy REIT's impaired loans: (1)
Senior mortgages	$12,038	$—	$—	$12,038
Subordinate interests in mortgages	19,848	—	—	19,848
Mezzanine loans	—	—	—	—
	$31,886	$—	$—	$31,886

Securitization vehicles' securities held-to-maturity (2)	$1,527	$—	$—	$1,527

Securitization vehicles' impaired loans: (1)
Senior mortgages	$16,907	$—	$—	$16,907
Subordinate interests in mortgages	5,419	—	—	5,419
Mezzanine loans	41,078	—	—	41,078
	$63,404	$—	$—	$63,404

(1)	Loans receivable against which we have recorded a provision for loan losses as of September 30, 2011.
(2)	Securities which were other-than-temporarily impaired during the three months ended September 30, 2011.

The following methods and assumptions were used to estimate the fair value of each type of asset and liability which was recorded at fair value as of September 30, 2011:

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

Impaired securities: Securities which are other-than-temporarily impaired are generally valued by a combination of (i) obtaining assessments from third-party dealers and, (ii) in cases where such assessments are unavailable or, in the opinion of management, deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates. In the case of internal models, expected cash flows of each security are based on management’s assumptions regarding the collection of principal and interest on the underlying loans and securities. The table above includes only securities which were impaired during the three months ended September 30, 2011. Previously impaired securities have been subsequently adjusted for amortization, and are therefore no longer reported at fair value as of September 30, 2011.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

As of September 30, 2011, one of our consolidated securitization vehicles’ securities was other-than-temporarily impaired and therefore reported at fair value. The dealer valuation obtained for the security was determined to not be indicative of fair value and, accordingly, it was valued internally by discounting expected future cash flows. The security had a 1998 vintage and was rated “BB” by Fitch Ratings, Inc. This security was valued using a discount rate of 10%, resulting in a valuation equal to 5% of the face amount of the security.

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

Additional details of CT Legacy REIT’s loans which were recorded at fair value as of September 30, 2011 are described below:

Senior mortgage loans: One of CT Legacy REIT’s senior mortgage loans with a principal balance of $25.1 million was reported at fair value as of September 30, 2011. This hotel loan matured in September 2011 and has a coupon of 2.0% per annum as of September 30, 2011.

Subordinate interests in mortgages: Three of CT Legacy REIT’s subordinate interests in mortgage loans with an aggregate principal balance of $84.3 million are reported at fair value as of September 30, 2011, including two hotel loans ($43.4 million), and one condominium loan ($40.9 million). These loans have a weighted average maturity of May 2013 and a weighted average coupon of 3.0% per annum as of September 30, 2011.

Mezzanine loans: Two of CT Legacy REIT’s mezzanine loans with an aggregate principal balance of $160.3 million are reported at fair value as of September 30, 2011, including one hotel loan ($152.3 million) and one office loan ($8.0 million). These loans have a weighted average maturity of April 2012 and a weighted average coupon of 3.7% per annum as of September 30, 2011.

Additional details of our consolidated securitization vehicles’ loans which were recorded at fair value as of September 30, 2011 are described below:

Senior mortgage loans: One of our consolidated securitization vehicles’ senior mortgage loans with a principal balance of $33.2 million was reported at fair value as of September 30, 2011, which is classified as a mixed-use/other loan. The loan has a maturity of May 2015 and a coupon of 2.0% per annum as of September 30, 2011.

Subordinate interests in mortgages: Eight of our consolidated securitization vehicles’ subordinate interests in mortgage loans with an aggregate principal balance of $108.6 million are reported at fair value as of September 30, 2011, including three hotel loans ($60.9 million), two office loans ($27.7million), one multifamily loan ($5.5 million), one retail loan ($4.4 million) and one mixed-use/other loan ($10.2 million). The loans have a weighted average maturity of November 2011 and a weighted average coupon of 3.4% per annum as of September 30, 2011.

Mezzanine loans: Two of our consolidated securitization vehicles’ mezzanine loans with an aggregate principal balance of $96.2 million are reported at fair value as of September 30, 2011, including one hotel loans ($75.5 million) and one retail loan ($20.7 million). The loans have a weighted average maturity of May 2011 and a weighted average coupon of 2.4% per annum as of September 30, 2011.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Loans	Real Estate
	Held-for-Sale	Held-for-Sale
December 31, 2010	$5,750	$8,055

Transfer from loans receivable	32,331	—
Consolidation of additional securitization vehicles	—	3,342
Satisfactions	(5,750)	—

Adjustments to fair value included in earnings:
Valuation allowance on loans held-for-sale	(224)	—
Impairment of real estate held-for-sale	—	(1,055)

September 30, 2011	$32,107	$10,342

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

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details the carrying amount, face amount, and approximate fair value of the financial instruments described above:

Fair Value of Financial Instruments
(in thousands)	September 30, 2011			December 31, 2010
	Carrying Amount	Face Amount	Fair Value	Carrying Amount	Face Amount	Fair Value
Financial assets:
Cash and cash equivalents	$28,219	$28,219	$28,219	$24,449	$24,449	$24,449
Securities held-to-maturity	—	—	—	3,455	36,015	5,518
Loans receivable, net	24,945	24,945	22,450	606,318	979,057	499,176

CT Legacy REIT
Restricted cash	13,715	13,715	13,715	—	—	—
Securities held-to-maturity	2,591	29,494	1,792	—	—	—
Loans receivable, net	207,028	444,486	175,698	—	—	—

Securitization Vehicles
Securities held-to-maturity	397,001	519,073	384,421	504,323	594,434	475,272
Loans receivable, net	783,662	966,666	696,313	2,891,379	3,147,755	2,548,715

Financial liabilities:
Repurchase obligations	—	—	—	372,582	372,680	372,680
Senior credit facility	—	—	—	98,124	98,124	14,719
Junior subordinated notes	—	—	—	132,190	143,753	2,875
Secured notes	7,686	7,686	7,686	—	—	—
Participations sold	24,945	24,945	22,450	259,304	259,304	81,589

CT Legacy REIT
Repurchase obligations	66,637	66,637	66,637	—	—	—
Mezzanine loan	53,367	64,134	64,134	—	—	—
Participations sold	97,465	97,465	—	—	—	—

Securitization Vehicles
Securitized debt obligations	1,352,446	1,351,937	879,388	3,621,229	3,620,446	2,717,787

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

Interest paid on our outstanding debt obligations during the nine months ended September 30, 2011 and 2010 was $85.2 million and $79.9 million, respectively. The difference between interest expense on our consolidated statement of operations and interest paid is primarily due to non-cash interest expense recorded on loan participations sold, as well as amortization of discounts on our debt obligations.

Net taxes paid by us during the nine months ended September 30, 2011 were $2.4 million and taxes recovered by us for the nine months ended September 30, 2010 were $132,000.

Note 19. Transactions with Related Parties

We earn base management and incentive fees in our capacity as investment manager for multiple vehicles which we have sponsored. Due to the nature of our relationship with these vehicles, all management fees are considered revenue from related parties under GAAP.

On November 9, 2006, we commenced our CT High Grade MezzanineSM, or CT High Grade I, investment management initiative and entered into three separate account agreements with affiliates of W. R. Berkley Corporation, or WRBC, with an aggregate commitment of $250 million, which was subsequently increased to $350 million in July 2007. Subsequent to the expiration of the CT High Grade I investment period, we continued to invest on behalf of WRBC under the CT High Grade I platform on a non-discretionary basis, bringing WRBC’s total allocated capital to $414 million as of September 30, 2011. Pursuant to these agreements, we invested capital, on a discretionary basis, on behalf of WRBC in commercial real estate mortgages, mezzanine loans and participations therein. The separate accounts are entirely funded with committed capital from WRBC and are managed by a subsidiary of CTIMCO. CTIMCO earns a management fee equal to 0.25% per annum on invested assets.

WRBC beneficially owned common stock representing approximately 16.9% of our outstanding common stock and stock units as of October 28, 2011, and a member of our board of directors is an employee of WRBC. In addition, a wholly-owned subsidiary of WRBC is an investor in Five Mile and certain private funds under its management. As discussed in Notes 1 and 10, Five Mile provided an $83.0 million mezzanine loan to CT Legacy REIT in connection with our March 2011 restructuring.

In July 2008, CTOPI, a private equity fund that we manage, held its final closing completing its capital raise with $540 million total equity commitments. EGI-Private Equity II, L.L.C., an affiliate under common control of the chairman of our board of directors, owns a 3.7% limited partner interest in CTOPI. During the nine months ended September 30, 2011, we recorded $2.1 million of fees from CTOPI, $86,000 of which were attributable to EGI Private Equity II, L.L.C.

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

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the nine months ended, and as of, September 30, 2011 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other investments:
Interest and related income	$95,187	$—	$—	$95,187
Less: Interest and related expenses	80,381	—	—	80,381
Income from loans and other investments, net	14,806	—	—	14,806

Other revenues:
Management fees from affiliates	—	6,171	(1,244)	4,927
Servicing fees	—	2,840	(632)	2,208
Total other revenues	—	9,011	(1,876)	7,135

Other expenses:
General and administrative	5,372	15,740	(1,244)	19,868
Servicing fee expense	632	—	(632)	—
Total other expenses	6,004	15,740	(1,876)	19,868

Total other-than-temporary impairments of securities	(35,620)	—	—	(35,620)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	(3,098)	—	—	(3,098)
Impairment of real estate held-for-sale	(1,055)	—	—	(1,055)
Net impairments recognized in earnings	(39,773)	—	—	(39,773)

Recovery of provision for loan losses	34,401	—	—	34,401
Valuation allowance on loans held-for-sale	(224)	—	—	(224)
Gain on extinguishment of debt	271,031	—	—	271,031
Income from equity investments	—	2,105	—	2,105
Income (loss) before income taxes	274,237	(4,624)	—	269,613
Income tax provision (benefit)	2,615	(1,401)	—	1,214
Net income (loss)	$271,622	($3,223)	$—	$268,399

Less: Net loss attributable to noncontrolling interests	(1,935)	—	—	(1,935)

Net income (loss) attributable to Capital Trust, Inc.	$269,687	($3,223)	$—	$266,464

Total assets	$1,528,441	$11,448	$—	$1,539,889

All revenues were generated from external sources within the United States. The Investment Management segment earned fees of $1.2 million for management of the Balance Sheet Investment segment and $632,000 for serving as collateral manager of the four CT CDOs consolidated under our Balance Sheet Investment segment.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the nine months ended, and as of, September 30, 2010 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other investments:
Interest and related income	$119,783	$—	$—	$119,783
Less: Interest and related expenses	94,462	—	—	94,462
Income from loans and other investments, net	25,321	—	—	25,321

Other revenues:
Management fees from affiliates	—	6,244	(254)	5,990
Incentive management fees	—	733	—	733
Servicing fees	—	4,351	(1,530)	2,821
Total other revenues	—	11,328	(1,784)	9,544

Other expenses:
General and administrative	4,659	9,993	(254)	14,398
Servicing fee expense	1,530	—	(1,530)	—
Total other expenses	6,189	9,993	(1,784)	14,398

Total other-than-temporary impairments of securities	(69,798)	—	—	(69,798)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	12,094	—	—	12,094
Impairment of real estate held-for-sale	(4,000)			(4,000)
Net impairments recognized in earnings	(61,704)	—	—	(61,704)

Provision for loan losses	(150,143)	—	—	(150,143)
Valuation allowance on loans held-for-sale	(6,036)	—	—	(6,036)
Gain on extinguishment of debt	648	—	—	648
Income from equity investments	—	2,358	—	2,358
(Loss) income before income taxes	(198,103)	3,693	—	(194,410)
Income tax provision	14	835	—	849
Net (loss) income	($198,117)	$2,858	$—	($195,259)

Total assets	$4,225,572	$15,943	$—	$4,235,851

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

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the three months ended, and as of, September 30, 2011 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other investments:
Interest and related income	$25,642	$—	$—	$25,642
Less: Interest and related expenses	21,838	—	—	21,838
Income from loans and other investments, net	3,804	—	—	3,804

Other revenues:
Management fees from affiliates	—	2,372	(619)	1,753
Servicing fees	—	1,671	(211)	1,460
Total other revenues	—	4,043	(830)	3,213

Other expenses:
General and administrative	2,427	3,344	(830)	4,941
Total other expenses	2,427	3,344	(830)	4,941

Total other-than-temporary impairments of securities	(30,687)	—	—	(30,687)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	173	—	—	173
Impairment of real estate held-for-sale	(1,055)	—	—	(1,055)
Net impairments recognized in earnings	(31,569)	—	—	(31,569)

Recovery of provision for loan losses	17,152	—	—	17,152
Gain on extinguishment of debt	20,054	—	—	20,054
Income from equity investments	—	307	—	307
Income before income taxes	7,014	1,006	—	8,020
Income tax provision (benefit)	703	(939)	—	(236)
Net income	$6,311	$1,945	$—	$8,256

Less: Net loss attributable to noncontrolling interests	5,466	—	—	5,466

Net income attributable to Capital Trust, Inc.	$11,777	$1,945	$—	$13,722

Total assets	$1,528,441	$11,448	$—	$1,539,889

All revenues were generated from external sources within the United States. The Investment Management segment earned fees of $619,000 for management of the Balance Sheet Investment segment and $211,000 for serving as collateral manager of the four CT CDOs consolidated under our Balance Sheet Investment segment.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the three months ended, and as of, September 30, 2010 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other investments:
Interest and related income	$40,280	$—	$—	$40,280
Less: Interest and related expenses	31,557	—	—	31,557
Income from loans and other investments, net	8,723	—	—	8,723

Other revenues:
Management fees from affiliates	—	1,859	191	2,050
Incentive management fees	—	733	—	733
Servicing fees	—	1,066	(982)	84
Total other revenues	—	3,658	(791)	2,867

Other expenses:
General and administrative	1,295	3,662	191	5,148
Servicing fee expense	982	—	(982)	—
Total other expenses	2,277	3,662	(791)	5,148

Total other-than-temporary impairments of securities	(29,963)	—	—	(29,963)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	(5,921)	—	—	(5,921)
Impairment recognized in earnings	(4,000)			(4,000)
Net impairments recognized in earnings	(39,884)	—	—	(39,884)

Provision for loan losses	(95,916)	—	—	(95,916)
Valuation allowance on loans held-for-sale	(6,036)			(6,036)
Gain on extinguishment of debt	185	—	—	185
Income from equity investments	—	1,056	—	1,056
(Loss) income before income taxes	(135,205)	1,052	—	(134,153)
Income tax provision	—	556	—	556
Net (loss) income	($135,205)	$496	$—	($134,709)

Total assets	$4,225,572	$15,943	$—	$4,235,851

All revenues were generated from external sources within the United States. The Investment Management segment earned fees of $191,000 for management of the Balance Sheet Investment segment and earned $982,000 for serving as collateral manager of the four CT CDOs consolidated under our Balance Sheet Investment segment as well as special servicing activity for certain CT CDO assets for the three months ended September 30, 2010.

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

Introduction
We are a fully integrated, self-managed, real estate finance and investment management company that specializes in credit sensitive financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. Our business model is designed to produce a mix of net interest margin from our balance sheet investments, and fee income and co-investment income from our investment management vehicles. In managing our operations, we focus on originating investments, managing our portfolios and capitalizing our businesses. From the inception of our finance business in 1997 through September 30, 2011, we have completed approximately $12.0 billion of investments in the commercial real estate debt arena. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes. We are traded on the New York Stock Exchange, or NYSE, under the symbol “CT”, and are headquartered in New York City.

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

In addition to our interest in the common stock of CT Legacy REIT, we also own 100% of its outstanding class A preferred stock. The class A preferred stock initially entitles us to cumulative preferred dividends of $7.5 million per annum, which dividends will be reduced in January 2013 to the greater of (i) 2.5% of CT Legacy REIT’s assets, and (ii) $1.0 million per annum.

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

Index

CT Legacy REIT, which is expected to be taxed as a REIT commencing in 2011, is beneficially owned 52% by us, 24% by an affiliate of Five Mile, and 24% by the former lenders under our senior credit facility. In addition, the former holders of our junior subordinated notes received class B common stock, a subordinate class of common stock of CT Legacy REIT, which is described in Note 1 to our consolidated financial statements. Capital Trust, Inc. will manage CT Legacy REIT and the Legacy Assets as a liquidating portfolio.

During the second and third quarters of 2011, the CT Legacy REIT portfolio received repayments of $265.9 million, including full loan satisfactions of $224.8 million and partial repayments of $41.1 million, which repayments represented approximately 50% of the initial net book value of the CT Legacy REIT portfolio.

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

I. Capital Trust, Inc.
Subsequent to our March 2011 restructuring, our business has focused on managing (i) the operations of our investment management and special servicing platform, and (ii) the recovery from the legacy investments within CT Legacy REIT’s portfolio. Our investment management business is operated through our subsidiary, CT Investment Management Co., LLC, or CTIMCO, and includes: (i) management of our public company parent, Capital Trust, Inc. pursuant to which CTIMCO earns $3.5 million per annum, offset by fees earned from related CDO collateral management and special servicing assignments; (ii) collateral management of the four CT CDOs which we have sponsored; (iii) special servicing of investments within both our public company and private equity portfolios as well for third parties; and (iv) our private equity management mandates, which are described below.

Index

Investment Management Overview
We act as an investment manager for third parties and as special servicer for certain of our loan investments, as well as for third-parties. The table below details investment management and special servicing fee revenue generated by our wholly-owned, taxable, investment management subsidiary, CT Investment Management Co., LLC, or CTIMCO, for the nine months ended September 30, 2011 and 2010:

Investment Management Revenues
(in thousands)	September 30, 2011	September 30, 2010

Fees generated as:
Public company manager (1)	$1,244	$254
Private equity manager	4,927	6,723
CDO collateral manager	598	715
Special servicer	2,242	3,636
Total fees	$9,011	$11,328

Eliminations (2)	(1,876)	(1,784)

Total fees, net	$7,135	$9,544

(1)	Public company management fees are offset by special servicing and CDO collateral management fees generated by our balance sheet portfolio. Gross public company management fees were $2.6 million for the nine months ended September 30, 2011 and 2010, offset by an aggregate $2.8 million and $2.4 million of such fees, respectively.
(2)	Fees received by CTIMCO from Capital Trust, Inc., or other consolidated subsidiaries, have been eliminated in consolidation.

We have developed our investment management business in order to create operating leverage within our platform, generating fee revenue from investing third party capital and, in certain instances, earning co-investment income. Our active investment management mandates are described below:

•
CT Opportunity Partners I, LP, or CTOPI, is currently investing capital. The fund held its final closing in July 2008 with $540 million in total equity commitments from 28 institutional and individual investors. Currently, $296 million of committed equity remains undrawn. We have a $25 million commitment to invest in the fund ($11 million currently funded, $14 million unfunded) and entities controlled by the chairman of our board of directors have committed to invest $20 million. In May 2010, the fund’s investment period was extended to December 13, 2011. The fund targets opportunistic investments in commercial real estate, specifically high yield debt, equity and hybrid instruments, as well as non-performing and sub-performing loans and securities. We earn base management fees of 1.3% per annum of invested capital, as well as net incentive management fees of 17.7% of profits after a 9% preferred return and a 100% return of capital.

•
CT High Grade Partners II, LLC, or CT High Grade II, is no longer investing capital (its investment period expired in May 2011). The fund closed in June 2008 with $667 million of commitments from two institutional investors. The fund targeted senior debt opportunities in the commercial real estate sector and did not employ leverage. We earn a base management fee of 0.40% per annum on invested capital. As of September 30, 2011, CT High Grade II has invested $588.1 million in 33 transactions, of which $554.5 million remains outstanding.

•
CT High Grade MezzanineSM, or CT High Grade I, is no longer formally investing capital (its investment period officially expired in July 2008). The fund closed in November 2006, with a single, related party institutional investor committing $250 million, which was subsequently increased to $350 million in July 2007. Subsequent to the expiration of the CT High Grade I investment period, we continued to invest on behalf of WRBC under the CT High Grade I platform on a non-discretionary basis, bringing WRBC’s total allocated capital to $414 million as of September 30, 2011. This separate account targeted lower LTV subordinate debt investments without leverage. We earn management fees of 0.25% per annum on invested capital. As of September 30, 2011, CT High Grade I has invested $484.9 million in 13 transactions, of which $261.6 million remains outstanding.

•
CT Large Loan 2006, Inc., or CT Large Loan, is no longer investing capital (its investment period expired in May 2008). The fund closed in May 2006 with total equity commitments of $325 million from eight institutional investors. We earn management fees of 0.75% per annum of fund assets (capped at 1.5% on invested equity).

Index

The table below provides additional information regarding the three private equity funds and one separate account we managed as of September 30, 2011.

Investment Management Mandates, as of September 30, 2011
(in millions)
						Base	Incentive
		Total	Total Capital	Co-		Management	Management
	Type	Investments(1)	Commitments	Investment %		Fee	Fee
Investing:
CTOPI	Fund	$246	$540	4.63%	(2)	1.28% (Assets)	(3)

Liquidating:
CT High Grade II	Fund	555	667	—		0.40% (Assets)	N/A
CT High Grade I	Sep. Acc.	262	414 (4)	—		0.25% (Assets)	N/A
CT Large Loan	Fund	172	325	—	(5)	0.75% (Assets) (6)	N/A

(1)	Represents total investments, on a cash basis, as of period-end.
(2)	We have committed to invest $25.0 million in CTOPI.
(3)
CTIMCO earns net incentive management fees of 17.7% of profits after a 9% preferred return on capital and a 100% return of capital, subject to a catch-up. We have allocated 45% of the CTOPI incentive management fees to our employees as long-term performance awards.

(4)
CT High Grade I closed with capital commitments of $350 million. Subsequent to the expiration of the CT High Grade I investment period, we continued to invest on behalf of WRBC under the CT High Grade I platform on a non-discretionary basis, bringing WRBC’s total allocated capital to $414 million as of September 30, 2011.

(5)	We have co-invested on a pari passu, asset by asset basis with CT Large Loan.
(6)	Capped at 1.5% of equity.

Originations
We have historically allocated investment opportunities between our balance sheet and investment management vehicles based upon our assessment of risk and return profiles, the availability and cost of capital, and applicable regulatory restrictions associated with each opportunity. Currently, we are originating investments only for our investment management business, which are summarized in the table below for the nine months ended September 30, 2011 and for the year ended December 31, 2010.

Originations(1)
($ in millions)	Nine months ended September 30, 2011	Year ended December 31, 2010
	# / $	# / $

Investment management	10 / $212	20 / $306

(1)	Includes total commitments, both funded and unfunded, net of any related purchase discounts.

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

Investment in CT Legacy REIT
Following the completion of our March 2011 restructuring, we retained a 52% equity interest in the class A common stock of CT Legacy REIT. Also, in April 2011, we purchased 118,651 shares of class B common stock of CT Legacy REIT for an average price of $1.20 per share. The outstanding common stock of CT Legacy REIT is comprised of 4.4 million shares of class A-1 common stock, 5.6 million shares of class A-2 common stock, and 1.5 million shares of class B common stock. The class B common stock is a subordinate class that entitles its holders to receive approximately 25% of the dividends that would otherwise be payable to the class A-1 common stock, after aggregate cash distributions of $50.0 million have been paid to all other classes of common stock.

Index

The following table details the allocation of CT Legacy REIT’s adjusted equity by class of common stock, and Capital Trust Inc’s aggregate investment in the common stock of CT Legacy REIT on an adjusted basis as of September 30, 2011. The adjusted equity balance is used to evaluate our investment in CT Legacy REIT because it excludes from GAAP equity the securitization vehicles consolidated at CT Legacy REIT, and other items which are not indicative of our economic interests in the recovery of our legacy portfolio. See section III below for a presentation and discussion of CT Legacy REIT’s adjusted balance sheet and operating results.

Capital Trust, Inc.'s Investment in CT Legacy REIT as of September 30, 2011
(in thousands)

CT Legacy REIT total adjusted assets (1)	$265,399
CT Legacy REIT total adjusted liabilities (1)	(130,638)

Total CT Legacy REIT adjusted equity (1)	$134,761

CT Legacy REIT equity:
Allocable to Class A-1 shares	$49,900
Allocable to Class A-2 shares	75,550
Allocable to Class B shares	9,311

$134,761

Capital Trust, Inc. ownership by class:
Class A-1	100%
Class A-2	14%
Class B	8%

Capital Trust, Inc. adjusted equity allocation:
Class A-1	49,900
Class A-2	10,444
Class B	754

Total Capital Trust investment in CT Legacy REIT	$61,098

(1)	See section III below for a presentation and discussion of CT Legacy REIT’s adjusted balance sheet.

As discussed above, our $61.1 million interest in the common stock of CT Legacy REIT is subject to (i) the secured notes, which are collateralized by certain of our equity interests in the common stock of CT Legacy REIT, and (ii) incentive awards that provide for the participation in amounts earned from our retained equity interests in the common stock of CT Legacy REIT. We also own 100% of the outstanding class A preferred stock of CT Legacy REIT, which investment is not represented on our balance sheet.

Index

The following table details our interest in CT Legacy REIT’s adjusted equity, net of the secured notes and management incentive awards as of September 30, 2011:

Capital Trust, Inc.'s Net Investment in CT Legacy REIT as of September 30, 2011
(in thousands)

Gross investment in CT Legacy REIT (1)	$61,098
Secured notes, including prepayment premium (2)	(11,059)
Management incentive awards plan, fully vested (3)	(8,809)

Investment in CT Legacy REIT, net	$41,230

(1)
Gross investment in CT Legacy REIT is calculated on an adjusted basis as detailed in the preceding table. See section III below for a presentation and discussion of CT Legacy REIT’s adjusted balance sheet.

(2)
Includes the full potential prepayment premium on secured notes, as described below. We carry this liability at its amortized basis of $7.7 million on our balance sheet as of September 30, 2011. The remaining interest and prepayment premium will be recognized, as applicable, over the term of the secured notes as a component of interest expense.

(3)
Assumes full payment of the management incentive awards plan, as described below, based on the hypothetical GAAP liquidation value of CT Legacy REIT as of September 30, 2011. We periodically accrue a payable for the management incentive awards plan based on the vesting schedule for the awards and continued employment of the award recipients. As of September 30, 2011, our balance sheet includes $3.4 million in accounts payable and accrued expenses for the management incentive awards plan.

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

In April 2011, we purchased $405,000 of the secured notes at par.

Management Incentive Awards Plan

Upon completion of our March 2011 restructuring, we granted senior level employees incentive awards issued under our long term incentive plan that participate in amounts earned from our retained equity interest in CT Legacy REIT. The awards provide payments to certain senior level employees equal to as much as 6.75% of the total recovery (subject to certain caps) of our Legacy Assets, net of CT Legacy REIT’s obligations, when and if distributed to us as dividends.

Class A Preferred Stock

In addition to our interest in the common stock of CT Legacy REIT, we also own 100% of its outstanding class A preferred stock, which investment does not appear on our balance sheet. The class A preferred stock initially entitles us to cumulative preferred dividends of $7.5 million per annum, which dividends will be reduced in January 2013 to the greater of (i) 2.5% of CT Legacy REIT’s assets, and (ii) $1.0 million per annum.

Taxes
Capital Trust, Inc. has made a tax election to be treated as a REIT, and therefore generally is not subject to federal, state, and local income taxes except for the operations of our taxable REIT subsidiary, CTIMCO. The primary benefit from this election is that we are able to deduct dividends paid to our shareholders from the calculation of taxable income, effectively eliminating corporate taxes on the operations of the REIT. In order to qualify as a REIT, our activities must focus on real estate investments and we must meet certain asset, income, ownership and distribution requirements. These qualifications have become more difficult to meet in light of the transfer of our legacy portfolio to CT Legacy REIT in conjunction with our March 2011 restructuring, and the lack of new, replacement investment activity. If we fail to maintain our qualification as a REIT, we may be subject to material penalties and potentially subject to past and future taxes. As of September 30, 2011 and December 31, 2010, we were in compliance with all REIT requirements.

Index

We have net operating losses, or NOLs, and net capital losses, or NCLs, available to be carried forward and utilized in current or future periods. As of December 31, 2010, these included NOLs of approximately $302.0 million and NCLs of approximately $129.0 million at Capital Trust, Inc., as well as NOLs of approximately $3.6 million at CTIMCO. As a result of our March 2011 restructuring, Capital Trust, Inc. will recognize cancellation of indebtedness income of approximately $180.5 million for the 2011 taxable year which will reduce the available NOLs. The utilization of NOLs will also require us to pay alternative minimum taxes of approximately $2.0 million.

Our consolidated financial statements also include tax provisions related to taxable REIT subsidiaries of CT Legacy REIT. Although CT Legacy REIT is taxed separately from Capital Trust, Inc. its operations, including any income tax provisions, are consolidated for financial reporting purposes. The portion of our consolidated income tax provision related to CT Legacy REIT is immaterial for the nine months ended September 30, 2011.

II. Discussion of Consolidated Operations of Capital Trust, Inc.
Balance Sheet Investments
Our consolidated balance sheet investments include various types of commercial mortgage backed securities and collateralized debt obligations, or Securities, and commercial real estate loans and related instruments, or Loans, all of which are assets of either CT Legacy REIT or consolidated securitization vehicles. We collectively refer to these as Interest Earning Assets. The table below shows our Interest Earning Assets as of September 30, 2011 and December 31, 2010.

Consolidated Interest Earning Assets
(in millions)	September 30, 2011		December 31, 2010
	Book Value	Yield(1)	Book Value	Yield(1)
Securities held-to-maturity	$—	—	$3	10.54%
Loans receivable, net (2)	—	—	519	4.09
Loans held-for-sale, net	—	—	6	—
Subtotal / Weighted Average	$—	—	$528	4.08%

Consolidated VIE Assets
CT Legacy REIT
Securities held-to-maturity	$3	6.41%	$—	—
Loans receivable, net (2)	207	4.90	—	—
Loans held-for-sale, net	32	6.26	—	—
Subtotal / Weighted Average	$242	5.10%	$—	—

Securitization Vehicles
Securities held-to-maturity	$397	7.10%	$504	6.97%
Loans receivable, net	784	3.55	2,891	2.27
Subtotal / Weighted Average	$1,181	4.74%	$3,395	2.97%

Total / Weighted Average	$1,423	4.80%	$3,923	3.12%

(1)	Yield on floating rate assets assumes LIBOR of 0.24% and 0.26% at September 30, 2011 and December 31, 2010, respectively.
(2)
Excludes loan participations sold with a net book value of $24.9 million and $86.8 million as of September 30, 2011 and December 31, 2010, respectively. These participations are net of $97.5 million and $172.5 million of provisions for loan losses as of September 30, 2011 and December 31, 2010, respectively.

In addition to our investments in Interest Earning Assets, we also hold equity investments in unconsolidated subsidiaries, which represent our co-investments in private equity funds that we manage. As of September 30, 2011, this $10.6 million balance relates to one such fund, CT Opportunity Partners I, LP, or CTOPI.

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

Portfolio Performance - CT Legacy REIT (1)
(in millions, except for number of investments)	September 30, 2011	December 31, 2010 (2)

Interest earning assets, CT Legacy REIT ($ / #)	$242 / 25	$528 / 38

Impaired Loans (3)
Performing loans ($ / #)	$43 / 4	$59 / 7
Non-performing loans ($ / #)	$22 / 3	$21 / 3
Total ($ / #)	$65 / 7	$80 / 10
Percentage of interest earning assets	26.9%	15.2%

Impaired Securities (3) ($ / #)	$1 / 5	$2 / 6
Percentage of interest earning assets	0.6%	0.4%

Watch List Assets (4)
Watch list loans ($ / #)	$118 / 9	$158 / 9
Watch list securities ($ / #)	$1 / 1	$1 / 1
Total ($ / #)	$119 / 10	$159 / 10
Percentage of interest earning assets	49.2%	30.1%

(1)	Portfolio statistics exclude loan participations sold, but includes loans held-for-sale.
(2)	Balances as of December 31, 2010 represent the portfolio performance when it was held directly by Capital Trust, Inc., before transfer to CT Legacy REIT.
(3)	Amounts represent net book value after provisions for loan losses, valuation allowances on loans-held-for-sale and other-than-temporary impairments of securities.
(4)	Watch List Assets exclude Loans against which we have recorded a provision for loan losses or valuation allowance, and Securities which have been other-than-temporarily impaired.

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

Portfolio Performance - Consolidated Securitization Vehicles
(in millions, except for number of investments)	September 30, 2011	December 31, 2010

Interest earning assets of consolidated securitization vehicles ($ / #)	$1,181 / 126	$3,395 / 151

Real estate owned ($ / #)	$10 / 2	$8 / 1
Percentage of interest earning assets	0.9%	0.2%

Impaired Loans (1)
Performing loans ($ / #)	$17 / 4	$168 / 7
Non-performing loans ($ / #)	$46 / 7	$69 / 7
Total ($ / #)	$63 / 11	$237 / 14
Percentage of interest earning assets	5.3%	7.0%

Impaired Securities (1) ($ / #)	$10 / 12	$14 / 11
Percentage of interest earning assets	0.8%	0.4%

Watch List Assets (2)
Watch list loans ($ / #)	$285 / 8	$514 / 12
Watch list securities ($ / #)	$36 / 7	$65 / 9
Total ($ / #)	$321 / 15	$579 / 21
Percentage of interest earning assets	27.2%	17.1%

(1)	Amounts represent net book value after provisions for loan losses, valuation allowances on loans-held-for-sale and other-than-temporary impairments of securities.
(2)	Watch List Assets exclude Loans against which we have recorded a provision for loan losses or valuation allowances, and Securities which have been other-than-temporarily impaired.

As of September 30, 2011, there were significant differences between the estimated fair value and the book value of some of the Securities in our consolidated securitization vehicles portfolio. We believe these differences to be related to the high degree of structural complexity combined with poor reporting available on these securities and a general negative bias against structured financial products and not reflective of a change in cash flow expectations from these securities. Accordingly, we have not recorded any additional other-than-temporary impairments against such Securities.

The ratings activity of our consolidated Securities portfolio over the nine months ended September 30, 2011 and the year ended December 31, 2010 is detailed below:

Rating Activity(1)
	Nine months ended September 30, 2011	Year ended December 31, 2010
Securities Upgraded	5	2
Securities Downgraded	16	28

(1)	Represents activity from any of Fitch Ratings, Standard & Poor’s or Moody’s Investors Service.

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

Index

Commencing in April 2011, our consolidated debt obligations, which we collectively refer to as Interest Bearing Liabilities, include (i) our secured notes, which are non-recourse to us and secured only by certain of our equity interests in the common stock of CT Legacy REIT, (ii) CT Legacy REIT’s repurchase obligations and mezzanine loan, which are non-recourse to us, and (iii) non-recourse securitized debt obligations of consolidated securitization vehicles. Our equity capital is currently comprised entirely of common stock.

The table below describes our consolidated Interest Bearing Liabilities including those of CT Legacy REIT and our consolidated securitization vehicles, as of September 30, 2011 and December 31, 2010:

Consolidated Interest Bearing Liabilities (1)
(Principal balance, in millions)	September 30, 2011	December 31, 2010

Recourse debt obligations

Secured credit facilities
Repurchase obligations	$—	$373
Senior credit facility	—	98
Subtotal	—	471

Unsecured credit facilities
Junior subordinated notes	—	144
Total recourse debt obligations	$—	$615

Weighted average effective cost of debt (2) (3)	N/A	3.25%

Non-Recourse debt obligations
Capital Trust, Inc.
Secured notes	$8	$—

Weighted average effective cost of Capital Trust, Inc. debt	8.19%	N/A

CT Legacy REIT
Repurchase obligations	$67	$—
Mezzanine loan	64	—
Total CT Legacy REIT debt obligations	$131	$—

Weighted average effective cost of CT Legacy REIT debt (2) (4)	10.59%	N/A

Consolidated Securitization Vehicles
CT collateralized debt obligations	$772	$982
Other consolidated securitization vehicles	580	2,639
Total securitization vehicles debt obligations	$1,352	$3,621

Weighted average effective cost of securitization vehicles debt (2) (5)	2.40%	1.34%

Total interest bearing liabilities	$1,483	$4,236

Shareholders' deficit	($100)	($411)

(1)	Excludes loan participations sold.
(2)	Floating rate debt obligations assume LIBOR of 0.24% and 0.26% at September 30, 2011 and December 31, 2010, respectively.
(3)
Including the impact of interest rate hedges with an aggregate notional balance of $64.1 million as of December 31, 2010, the effective all-in cost of our recourse debt obligations would be 3.77% per annum.

(4)
Including the impact of interest rate hedges with an aggregate notional balance of $60.9 million as of September 30, 2011, the effective all-in cost of CT Legacy REIT’s debt obligations would be 12.88% per annum.

(5)
Including the impact of interest rate hedges with an aggregate notional balance of $298.6 million as of September 30, 2011 and $339.7 million as of December 31, 2010, the effective all-in cost of our consolidated securitization vehicles’ debt obligations would be 3.46% and 1.78% per annum, respectively.

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

Repurchase Obligations

As of September 30, 2011, CT Legacy REIT was party to one repurchase obligation, which is non-recourse to Capital Trust, Inc, has an aggregate outstanding balance of $66.6 million and an all-in cost of LIBOR plus 2.50% per annum (2.74% at September 30, 2011).

During the second and third quarters of 2011, $238.1 million of the legacy repurchase obligations were repaid, including the full repayment and termination of the Morgan Stanley and Citigroup facilities and a release of the remaining collateral thereunder, as well as a $106.8 million repayment of the JP Morgan facility.

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

Index

These consolidated non-recourse securitized debt obligations are described below:

Non-Recourse Securitized Debt Obligations
(in millions)	September 30, 2011		December 31, 2010
	Book Value	All-in Cost(1)	Book Value	All-in Cost(1)

CT CDOs
CT CDO I	$122	1.14%	$200	0.96%
CT CDO II	202	1.15	262	1.06
CT CDO III	206	5.17	240	5.16
CT CDO IV	243	1.10	281	1.04
Total CT CDOs	$773	2.20%	$983	2.03%

Other securitization vehicles
GMACC 1997-C1	$84	7.10%	$97	7.12%
GECMC 00-1 H	25	5.90	N/A	N/A
GSMS 2006-FL8A	51	1.08	126	0.81
JPMCC 2005-FL1A	90	0.81	96	0.82
MSC 2007-XLFA	—	―	751	0.49
MSC 2007-XLCA	329	2.02	522	1.52
CSFB 2006-HC1	—	―	1,046	0.77
Total other securitization vehicles	$579	2.67%	$2,638	1.08%

Total non-recourse debt obligations	$1,352	2.40%	$3,621	1.34%

(1)	Includes amortization of premiums and issuance costs of CT CDOs. Floating rate debt obligations assume LIBOR of 0.24% and 0.26% at September 30, 2011 and December 31, 2010, respectively.

Shareholders’ Equity

We did not issue any new shares of class A common stock during the nine months ended September 30, 2011. Changes in the number of outstanding shares during the nine months ended September 30, 2011 resulted from restricted common stock grants, forfeitures and vesting, as well as stock unit grants.

The following table calculates our book value per share as of September 30, 2011 and December 31, 2010:

Shareholders' Equity
	September 30, 2011	December 31, 2010

Book value (in millions)	($100)	($411)
Shares:
Class A common stock	21,966,684	21,916,716
Restricted common stock	244,424	32,785
Stock units	537,621	485,399
Warrants & Options (1)	—	—
Total	22,748,729	22,434,900
Book value per share	($4.40)	($18.33)

(1)	Excludes shares issuable upon the exercise of outstanding warrants and options. These shares are not dilutive as of both September 30, 2011 and December 31, 2010 because an increase in shares would decrease our book deficit per share.

As of September 30, 2011, there were 22,211,108 shares of our class A common stock and restricted common stock outstanding. There were also outstanding warrants to purchase 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share. The warrants will become exercisable on March 16, 2012 and expire on March 16, 2019, and may be exercised through a cashless exercise.

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

Index

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

As of September 30, 2011, we had two such participations sold with a total gross book value of $122.4 million, one of which was transferred to CT Legacy REIT in conjunction with our March 2011 restructuring. We have recorded a $97.5 million provision for loan losses against one of these participation sold assets, resulting in a net book value of $24.9 million as of September 30, 2011.

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

The table below details our interest rate exposure as of September 30, 2011 and December 31, 2010:

Interest Rate Exposure
(in millions)	September 30, 2011	December 31, 2010
Value exposure to interest rates(1)
Fixed rate assets	$781	$898
Fixed rate debt	(401)	(493)
Interest rate swaps	(359)	(404)
Net fixed rate exposure	$21	$1
Weighted average coupon (fixed rate assets)	7.07%	7.18%

Cash flow exposure to interest rates(1)
Floating rate assets	$1,114	$3,616
Floating rate debt less cash	(1,047)	(3,717)
Interest rate swaps	359	404
Net floating rate exposure	$426	$303
Weighted average coupon (floating rate assets) (2)	2.71%	2.13%

Net income impact from 100 bps change in LIBOR	$4.3	$3.0

(1)	All values are in terms of face or notional amounts, and include loans classified as held-for-sale.
(2)	Weighted average coupon assumes LIBOR of 0.24% and 0.26% at September 30, 2011 and December 31, 2010, respectively.

Index

Results of Operations

Comparison of Results of Operations: Three Months Ended September 30, 2011 vs. September 30, 2010
(in thousands, except per share data)
	2011	2010	Change	% Change
Income from loans and other investments:
Interest and related income	$25,642	$40,280	($14,638)	(36.3%)
Less: Interest and related expenses	21,838	31,557	(9,719)	(30.8%)
Income from loans and other investments, net	3,804	8,723	(4,919)	(56.4%)

Other revenues:
Management fees from affiliates	1,753	2,050	(297)	(14.5%)
Incentive management fees from affiliates	—	733	(733)	(100.0%)
Servicing fees	1,460	84	1,376	N/A
Total other revenues	3,213	2,867	346	12.1%

Other expenses:
General and administrative	4,941	5,148	(207)	(4.0%)
Total other expenses	4,941	5,148	(207)	(4.0%)

Total other-than-temporary impairments of securities	(30,687)	(29,963)	(724)	2.4%
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	173	(5,921)	6,094	N/A
Impairment of real estate held-for-sale	(1,055)	(4,000)	2,945	(73.6%)
Net impairments recognized in earnings	(31,569)	(39,884)	8,315	(20.8%)

Recovery of (provision for) loan losses	17,152	(95,916)	113,068	N/A
Valuation allowance on loans held-for-sale	—	(6,036)	6,036	N/A
Gain on extinguishment of debt	20,054	185	19,869	N/A
Income from equity investments	307	1,056	(749)	(70.9%)
Income (loss) before income taxes	8,020	(134,153)	142,173	(106.0%)
Income tax (benefit) provision	(236)	556	(792)	N/A

Net income (loss)	$8,256	($134,709)	$142,965	(106.1%)

Less: Net loss attributable to noncontrolling interests	5,466	—	5,466	N/A

Net income (loss) attributable to Capital Trust, Inc.	$13,722	($134,709)	$148,431	(110.2%)

Net income (loss) per share - diluted	$0.57	($6.02)	$6.59	N/A

Dividend per share	$0.00	$0.00	$0.00	N/A

Average LIBOR	0.22%	0.29%	(0.07%)	(23%)

Income from loans and other investments, net

A decline in Interest Earning Assets of $2.6 billion or 64% from September 30, 2010 to September 30, 2011 and an increase in non-performing loans contributed to a $14.6 million, or 36% decrease in interest income during the third quarter of 2011 compared to the third quarter of 2010. Interest expense decreased $9.7 million, or 31%, due to a decrease in leverage by $3.1 billion or 67%, this was offset by non-cash interest expense of $2.3 million resulting from the discontinuation of hedge accounting beginning the second quarter of 2011. On a net basis, net interest income decreased by $4.9 million, or 56%.

Management fees from affiliates

Base management fees from our investment management business decreased $297,000, or 14.5%, during the third quarter of 2011 compared to the third quarter of 2010. The decrease was attributed primarily to an amendment to the CTOPI management agreement in 2010, which reduced management fees and extended the fund’s investment period.

Incentive management fees from affiliates

We recorded $733,000 of incentive management fees during the third quarter of 2010 in conjunction with the liquidation of CT Mezzanine Partners III, Inc., or Fund III. We recorded no such fees during the third quarter of 2011.

Index

Servicing fees

Servicing fees increased $1.4 million during the third quarter of 2011 compared to the third quarter of 2010. The increase in fees was primarily due to significant one-time modification fees we recorded in the third quarter of 2011 for our services as special servicer for certain loans.

General and administrative expenses

General and administrative expenses include personnel costs, operating expenses, professional fees and expenses associated with consolidated securitization vehicles. Excluding expenses from consolidated securitization vehicles, general and administrative expenses decreased by $196,000 between the third quarter of 2011 and the third quarter of 2010. The decrease was primarily due to lower professional fees and other operating costs.

Net impairments recognized in earnings

During the third quarter of 2011, we recorded $30.7 million of other-than-temporary impairments of securities on one of our securities that had an adverse change in cash flow expectations. Of this amount, $30.5 million was included in earnings and the remainder, $173,000, was recorded in other comprehensive income. In addition, we recorded a $1.1 million impairment on real estate held-for-sale to reflect the property at fair value.

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

Recovery of (provision) for loan losses

During the third quarter of 2011, we recorded $17.2 million recovery of provisions for loan losses. The recovery was represented primarily by two loans that had previously been impaired.

During the third quarter of 2010 we recorded an aggregate $95.9 million provision for loan losses. This net provision included $98.4 million of provisions against six loans, offset by a $2.5 million recovery of one loan that had previously been impaired.

Valuation allowance on loans held-for-sale

We did not record any valuation allowance on loans held-for-sale during the third quarter of 2011.

During the third quarter of 2010, we recorded $6.0 million of valuation allowances on two loans that we classified as held-for-sale to reflect these assets at fair value.

Gain on extinguishment of debt

During the third quarter of 2011, we recorded $20.1 million of gain on the extinguishment of debt due to realized losses from collateral assets held by consolidated securitization trusts.

During the third quarter of 2010, we recorded a $185,000 gain on the extinguishment of debt due to realized losses from collateral assets held by consolidated securitization trusts.

Income from equity investments

The income from equity investments during the third quarter of 2011 was from our co-investment in CTOPI. CTOPI’s income for the quarter was primarily comprised of investment income and fair value adjustments.

The income from equity investments during the third quarter of 2010 was primarily from our co-investment in CTOPI. CTOPI’s income for the quarter was largely the result of fair value adjustments on its investment portfolio.

Income tax (benefit) provision

During the third quarter of 2011, we recorded a net income tax benefit of $236,000 which is primarily comprised of an increase of our deferred tax asset at CTIMCO.

During the third quarter of 2010, we recorded an income tax provision of $556,000 which was primarily due to differences between GAAP and tax recognition methodologies associated with certain revenue and expense items.

Net loss attributable to noncontrolling interests

The net loss attributable to noncontrolling interests recorded during the third quarter of 2011 represents the pro-rata share of CT Legacy REIT’s net loss for the quarter allocable to equity interests not owned by us.

We did not have any noncontrolling interests in the third quarter of 2010.

Index

Dividends

We did not pay any dividends in the third quarter of 2011 or 2010.

Comparison of Results of Operations: Nine Months Ended September 30, 2011 vs. September 30, 2010
(in thousands, except per share data)
	2011	2010	Change	% Change
Income from loans and other investments:
Interest and related income	$95,187	$119,783	($24,596)	(20.5%)
Less: Interest and related expenses	80,381	94,462	(14,081)	(14.9%)
Income from loans and other investments, net	14,806	25,321	(10,515)	(41.5%)

Other revenues:
Management fees from affiliates	4,927	5,990	(1,063)	(17.7%)
Incentive management fees from affiliates	—	733	(733)	(100.0%)
Servicing fees	2,208	2,821	(613)	(21.7%)
Total other revenues	7,135	9,544	(2,409)	(25.2%)

Other expenses:
General and administrative	19,868	14,398	5,470	38.0%
Total other expenses	19,868	14,398	5,470	38.0%

Total other-than-temporary impairments of securities	(35,620)	(69,798)	34,178	(49.0%)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	(3,098)	12,094	(15,192)	N/A
Impairment of real estate held-for-sale	(1,055)	(4,000)	2,945	(73.6%)
Net impairments recognized in earnings	(39,773)	(61,704)	21,931	(35.5%)

Recovery of (provision for) loan losses	34,401	(150,143)	184,544	(122.9%)
Valuation allowance on loans held-for-sale	(224)	(6,036)	5,812	(96.3%)
Gain on extinguishment of debt	271,031	648	270,383	N/A
Income from equity investments	2,105	2,358	(253)	(10.7%)
Income (loss) before income taxes	269,613	(194,410)	464,023	N/A
Income tax provision	1,214	849	365	43.0%

Net income (loss)	$268,399	($195,259)	$463,658	N/A

Less: Net income attributable to noncontrolling interests	(1,935)	—	(1,935)	N/A

Net income (loss) attributable to Capital Trust, Inc.	$266,464	($195,259)	$461,723	(236.5%)

Net income (loss) per share - diluted	$11.08	($8.73)	$19.81	N/A

Dividend per share	$0.00	$0.00	$0.00	N/A

Average LIBOR	0.21%	0.28%	(0.07%)	(24.7%)

Income from loans and other investments, net

A decline in Interest Earning Assets of $2.6 billion or 64% from September 30, 2010 to September 30, 2011 and an increase in non-performing loans contributed to a $24.6 million, or 21% decrease in interest income during the first nine months of 2011 compared to the first nine months of 2010. Interest expense decreased $14.1 million, or 15%, due to decrease in leverage by $3.1 billion or 67%, this was offset by non-cash interest expense of $11.3 million resulting from the discontinuation of hedge accounting and the amortization of costs associated with the mezzanine loan. On a net basis, net interest income decreased by $10.5 million, or 42%.

Management fees from affiliates

Base management fees from our investment management business decreased $1.1 million or 18%, during the first nine months of 2011 compared to the first nine months of 2010. The decrease was attributed primarily to an amendment to the CTOPI fund’s management agreement, which reduced management fees and extended the fund’s investment period. This was offset by an increase in management fees from CT High Grade II which had increased assets under management in 2011 compared to in 2010.

Incentive management fees from affiliates

We did not record any incentive management fees during the first nine months of 2011.

Index

We recorded $733,000 of incentive management fees during the first nine months of 2010 in conjunction with the liquidation of Fund III.

Servicing fees

Servicing fees decreased $613,000 during the first nine months of 2011, compared to the first nine months of 2010. The decrease in fees was primarily due to higher one-time modification fees recorded in the first nine months of 2010 for our services as special servicer for certain loans.

General and administrative expenses

General and administrative expenses include personnel costs, operating expenses, professional fees and expenses associated with consolidated securitization vehicles. Excluding expenses from consolidated securitization vehicles, general and administrative expenses increased by $6.2 million between the first nine months of 2011 and the first nine months of 2010. The increase was primarily due to (i) $3.4 million of expenses recognized in 2011 in connection with the management incentive awards plan, and (ii) $2.8 million one-time restructuring bonuses paid in 2011.

Net impairments recognized in earnings

During the first nine months of 2011, we recorded a gross other-than-temporary impairment of $35.6 million on seven of our securities that had an adverse change in cash flow expectations. In addition, we recognized $3.1 million of previous other-than-temporary impairments from other comprehensive income into earnings, to reflect additional credit impairments on these securities. We also recorded a $1.1 million impairment on real estate held-for-sale to reflect the property at fair value.

During the nine months ended September 30, 2010, we recorded a gross other-than-temporary impairment of $69.8 million on 12 of our securities that had an adverse change in cash flow expectations. Of this amount, $12.1 million was included in other comprehensive income, resulting in a net $57.7 million impairment included in earnings. In addition, we recorded a $4.0 million impairment on real estate held-for-sale to reflect the property at fair value.

Recovery of (provision) for loan losses

During the first nine months of 2011, we recorded a net $34.4 million recovery of provisions for loan losses. The net recovery included $43.8 million in recoveries on previously impaired loans offset by $9.4 million in additional loan loss provisions.

During the first nine months of 2010, we recorded $150.1 million of provisions for loan losses against 11 loans.

Valuation allowance on loans-held-for-sale

During the first nine months of 2011 we recorded a valuation allowance of $224,000 on one loan we classified as held-for-sale at September 30, 2011. During the first nine months of 2010, we recorded $6.0 million of valuation allowances on two loans that we classified as held-for-sale to reflect these assets at fair value.

Gain on extinguishment of debt

During the first nine months of 2011, we recorded $271.0 million of gain on the extinguishment of debt. This was primarily comprised of (i) a $174.8 million gain on extinguishment of our senior credit facility and junior subordinated notes, (ii) a $75.0 million gain associated with the elimination of participation sold liability, and (iii) $20.1 million of gains on the extinguishment of debt due to realized losses from collateral assets held by consolidated securitization trusts. See Note 14 for further information.

During the first nine months of 2010, we recorded a $648,000 gain on the extinguishment of debt due to realized losses from collateral assets held by consolidated securitization trusts.

Income from equity investments

The income from equity investments during the first nine months of 2011 was primarily earned from our co-investment in CTOPI. CTOPI’s income for the nine months was primarily comprised of investment income and fair value adjustments. The income from equity investments during the first nine months of 2010 was primarily from our co-investment in CTOPI, and was primarily due to fair value adjustments on the underlying investments in the fund.

Income tax provision

During the first nine months ended September 30, 2011, we recorded a net income tax provision of $1.2 million as a result of $2.3 million in current income tax expense offset by a $1.1 million benefit due to an increase to our deferred tax asset at CTIMCO.

Index

During the first nine months of 2010, we recorded an income tax provision of $849,000 which was primarily due to differences between GAAP and tax recognition methodologies associated with certain revenue and expense items.

Net loss attributable to noncontrolling interests

The net loss attributable to non-controlling interests recorded during the first nine months of 2011 represents the pro-rata share of CT Legacy REIT’s net loss for the nine months allocable to equity interests not owned by us.

We did not have any noncontrolling interests in the third quarter of 2010.

Dividends

We did not pay any dividends in the first nine months of 2011 or 2010.

Liquidity and Capital Resources

Liquidity

As of September 30, 2011, our primary sources of liquidity include $28.2 million of cash on deposit at Capital Trust, Inc. and CTIMCO; the $7.5 million per annum class A preferred dividend distributions we receive from CT Legacy REIT; and management fees we earn from private equity funds and CDOs we manage, and fees earned from special servicing assignments. Uses of liquidity include operating expenses; various capital commitments to our managed funds; and any dividends necessary to maintain our REIT status. We generally have no obligations to provide financial support to CT Legacy REIT or our consolidated securitization vehicles, and all debt obligations of such entities, though consolidated onto our financial statements, are non-recourse to us. We believe our current sources of capital will be adequate to meet our near-term cash requirements.

We currently do not have access to significant liquidity from our portfolio of Interest Earning Assets. CT Legacy REIT owns a substantial portion of our Interest Earning Assets, the proceeds of which cannot be distributed to CT Legacy REIT’s common shareholders, including us, until the related repurchase obligation and mezzanine loan have been repaid. Accordingly, other than the preferred dividends discussed above, we will not receive distributions from CT Legacy REIT in the near term. We will, however, receive our proportionate share of the proceeds generated from the CT Legacy REIT portfolio, subject to repayment of our secured notes, once CT Legacy REIT’s leverage has been repaid.

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

We experienced a net increase in cash of $3.8 million for the nine months ended September 30, 2011, compared to a net decrease of $3.8 million for the nine months ended September 30, 2010.

Cash provided by operating activities during the nine months ended September 30, 2011 was $19.3 million, compared to cash provided by operating activities of $28.2 million during the same period of 2010. The decrease was primarily due to a decrease in our cash net interest margin and expenses related to our March 2011 restructuring.

During the nine months ended September 30, 2011, cash provided by investing activities was $1.9 billion, compared to $238.7 million provided by investing activities during the same period in 2010. The increase was primarily due to additional asset principal repayments inside of consolidated securitization vehicles in 2011.

During the nine months ended September 30, 2011, cash used in financing activities was $2.0 billion, compared to $270.7 million during the same period in 2010. This increase was primarily due to (i) additional repayments of securitized debt obligations of $1.5 billion during 2011, (ii) additional repayments of our repurchase obligations of $263.5 million, (iii) a combined $23.8 million of repayments to extinguish our senior credit facility and junior subordinated notes at a discount, and (iv) the payment of $11.1 million of finance costs associated with our March 2011 restructuring. This was offset by net borrowings of $63.0 million under the mezzanine loan at CT Legacy REIT.

Index

Capitalization

Our authorized capital stock consists of 100,000,000 shares of $0.01 par value class A common stock, of which 22,211,108 shares were issued and outstanding as of September 30, 2011, and 100,000,000 shares of preferred stock, none of which were outstanding as of September 30, 2011.

Pursuant to the terms of our prior debt restructuring completed on March 16, 2009, we issued to JP Morgan, Morgan Stanley and Citigroup warrants to purchase 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share, the closing bid price on the New York Stock Exchange on March 13, 2009. The warrants will become exercisable on March 16, 2012 and expire on March 16, 2019, and may be exercised through a cashless exercise.

Secured Notes

As of September 30, 2011, we had non-recourse notes outstanding with a face balance of $7.7 million which are secured by 93.5% of our equity interests in the class A-1 and class A-2 common stock of CT Legacy REIT. The terms of these agreements are described in Note 7 to our consolidated financial statements.

CT Legacy REIT

As of September 30, 2011, CT Legacy REIT was an obligor under a $66.6 million outstanding repurchase obligation, as well as a $64.1 million mezzanine loan. These facilities are all non-recourse to us, and are further described in Note 10 to our consolidated financial statements.

Consolidated Securitization Vehicles

As of September 30, 2011, our consolidated securitization vehicles had non-recourse securitized debt obligations with a total face value of $1.4 billion. The terms of these obligations are described in Note 11 to our consolidated financial statements.

Contractual Obligations

The following table sets forth information about certain of our contractual obligations as of September 30, 2011:

Contractual Obligations(1)
(in millions)
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Parent Level
Secured notes	$8	$—	$—	$8	$—
Equity investments(2)	14	14	—	—	—
Operating lease obligations	7	1	2	2	2
Subtotal	29	15	2	10	2

CT Legacy REIT
Repurchase obligations	67	—	67	—	—
Mezzanine loan	64	—	—	64	—
Subtotal	131	—	67	64	—

Consolidated Securitization Vehicles
CT CDOs	772	—	—	—	772
Other securitization vehicles	580	—	—	—	580
Subtotal	1,352	—	—	—	1,352

Total contractual obligations	$1,512	$15	$69	$74	$1,354

(1)	We are also subject to interest rate swaps for which we cannot estimate future payments due.
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

Index

The following table details the transition from our consolidated balance sheet prepared in accordance with GAAP to the adjusted balance sheets of Capital Trust, Inc. and CT Legacy REIT, as of September 30, 2011:

Adjusted Balance Sheet as of September 30, 2011
(in thousands, except per share data)			Adjusted Balance Sheet
	Consolidated GAAP Capital Trust, Inc.	Adjustments (1)(2)(3)	CT Legacy REIT	Capital Trust, Inc.
Assets
Cash and cash equivalents	$28,219	$—	$—	$28,219
Loans receivable, net	24,945	(24,945)	—	—
Equity investments in unconsolidated subsidiaries	10,611	—	—	10,611
Investment in CT Legacy REIT	—	61,098	—	61,098
Deferred income taxes	1,750	—	—	1,750
Prepaid expenses and other assets	2,109	625	—	2,734
Subtotal	67,634	36,778	—	104,412

Assets of Consolidated VIEs
CT Legacy REIT, Excluding Securitization Vehicles
Restricted cash	13,715	—	13,715	—
Securities held-to-maturity	2,591	5,320	7,911	—
Loans receivable, net	207,028	—	207,028	—
Loans held-for-sale, net	32,107	—	32,107	—
Accrued interest receivable and other assets	4,638	—	4,638	—
Subtotal	260,079	5,320	265,399	—

Assets of consolidated securitization vehicles	1,212,176	(1,212,176)	—	—

Total/adjusted assets	$1,539,889	($1,170,078)	$265,399	$104,412

Liabilities & Shareholders' Equity
Accounts payable and accrued expenses	$7,717	$—	$—	$7,717
Secured notes	7,686	—	—	7,686
Participations sold	24,945	(24,945)	—	—
Subtotal	40,348	(24,945)	—	15,403

Non-Recourse Liabilities of Consolidated VIEs
CT Legacy REIT, Excluding Securitization Vehicles
Accounts payable and accrued expenses	683	625	1,308	—
Repurchase obligations	66,637	—	66,637	—
Mezzanine loan, net of unamortized discount	53,367	—	53,367	—
Participations sold	97,465	(97,465)	—	—
Interest rate hedge liabilities	9,326	—	9,326	—
Subtotal	227,478	(96,840)	130,638	—

Liabilities of consolidated securitization vehicles	1,382,916	(1,382,916)	—	—

Total/adjusted liabilities	1,650,742	(1,504,701)	130,638	15,403

Total/adjusted equity	(100,165)	323,935	134,761	89,009

Noncontrolling interests	(10,688)	10,688	—	—

Total/adjusted liabilities and shareholders' equity	$1,539,889	($1,170,078)	$265,399	$104,412

Capital Trust, Inc. book value/adjusted book value per share:
Basic	($4.40)			$3.91
Diluted	($4.40)			$3.61

(1)	All securitization vehicles have been deconsolidated and reported at our cash investment amount, adjusted for current losses relative to our equity investment in each vehicle. Due to the non-recourse nature of these entities, our investment cannot be less than zero on a cash basis. See note 11 to our consolidated financial statements for discussion of consolidated securitization vehicles.
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

The following table details the transition from our consolidated statement of operations prepared in accordance with GAAP to the adjusted operating results of Capital Trust, Inc. and CT Legacy REIT for the nine months ended September 30, 2011:

Adjusted Income Statement for the Nine Months Ended September 30, 2011
(in thousands, except per share data)			Adjusted Income Statement
	Consolidated GAAP Capital Trust, Inc.	Adjustments (1)(2)(3)	CT Legacy REIT	Capital Trust, Inc.

Income from loans and other investments:
Interest and related income	$95,187	($73,013)	$13,420	$8,754
Less: Interest and related expenses	80,381	(60,492)	15,784	4,105
Income from loans and other investments, net	14,806	(12,521)	(2,364)	4,649

Other revenues:
Management fees from affiliates	4,927	—	—	4,927
Servicing fees	2,208	632	—	2,840
Total other revenues	7,135	632	—	7,767

Other expenses:
General and administrative	19,868	(646)	2,133	17,089
Total other expenses	19,868	(646)	2,133	17,089

Total other-than-temporary impairments on securities	(35,620)	12,131	(23,476)	(13)
Portion of other-than-temporary impairments on securities recognized in other comprehensive income	(3,098)	1,458	—	(1,640)
Impairments on real estate held-for-sale	(1,055)	1,055	—	—
Net impairments recognized in earnings	(39,773)	14,644	(23,476)	(1,653)

Recovery of (provision for) loan losses	34,401	(21,439)	5,048	7,914
Valuation allowance on loans held-for-sale	(224)	—	(224)	—
Gain on extinguishment of debt	271,031	(96,185)	—	174,846
Income from equity investments	2,105	—	—	2,105
Loss from CT Legacy REIT	—	—	—	(11,170)
Intercompany dividends	—	—	(3,771)	3,771
Income (loss)/adjusted income (loss) before income taxes	269,613	(114,223)	(26,920)	171,140

Income tax provision	1,214	—	—	1,214

Net income (loss)/adjusted net income (loss) before noncontrolling interests	268,399	(114,223)	(26,920)	169,926

Less: Net income attributable to noncontrolling interests	(1,935)	1,935	—	—

Net income (loss)/adjusted net income (loss)	$266,464	($112,288)	($26,920)	$169,926

Earnings/adjusted earnings per share:
Basic	$11.77			$7.51
Diluted	$11.08			$7.06

(1)	All securitization vehicles have been deconsolidated; adjusted balances include only cash income received from such vehicles. Due to the non-recourse nature of these entities, our net income from such entities cannot be less than zero on a cash basis. See note 11 to our consolidated financial statements for discussion of consolidated securitization vehicles.
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

Index

The following table details the transition from our consolidated statement of operations prepared in accordance with GAAP to the adjusted operating results of Capital Trust, Inc. and CT Legacy REIT, for the three months ended September 30, 2011:

Adjusted Income Statement for the Three Months Ended September 30, 2011
(in thousands, except per share data)			Adjusted Income Statement
	Consolidated GAAP Capital Trust, Inc.	Adjustments (1)(2)(3)	CT Legacy REIT	Capital Trust, Inc.

Income from loans and other investments:
Interest and related income	$25,642	($19,763)	$5,879	$—
Less: Interest and related expenses	21,838	(16,217)	5,523	98
Income from loans and other investments, net	3,804	(3,546)	356	(98)

Other revenues:
Management fees from affiliates	1,753	—	—	1,753
Servicing fees	1,460	198	—	1,658
Total other revenues	3,213	198	—	3,411

Other expenses:
General and administrative	4,941	(323)	305	4,313
Total other expenses	4,941	(323)	305	4,313

Total other-than-temporary impairments on securities	(30,687)	7,211	(23,476)	—
Portion of other-than-temporary impairments on securities recognized in other comprehensive income	173	(173)	—	—
Impairments on real estate held-for-sale	(1,055)	1,055	—	—
Net impairments recognized in earnings	(31,569)	8,093	(23,476)	—

Recovery of (provision for) loan losses	17,152	(2,670)	14,482	—
Gain on extinguishment of debt	20,054	(20,054)	—	—
Income from equity investments	307	—	—	307
Loss from CT Legacy REIT	—	—	—	(4,480)
Intercompany dividends	—	—	(1,875)	1,875
Income (loss)/adjusted loss before income taxes	8,020	(17,656)	(10,818)	(3,298)

Income tax benefit	(236)	—	—	(236)

Net income (loss)/adjusted net loss before noncontrolling interests	8,256	(17,656)	(10,818)	(3,062)

Less: Net income attributable to noncontrolling interests	5,466	(5,466)	—	—

Net income (loss)/adjusted net loss	$13,722	($23,122)	($10,818)	($3,062)

Earnings/adjusted earnings per share:
Basic	$0.60			($0.13)
Diluted	$0.57			($0.13)

(1)	All securitization vehicles have been deconsolidated; adjusted balances include only cash income received from such vehicles. Due to the non-recourse nature of these entities, our net income from such entities cannot be less than zero on a cash basis. See note 11 to our consolidated financial statements for discussion of consolidated securitization vehicles.
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

Index

Quarterly Performance
The following table describes the activity in Capital Trust, Inc.’s balance sheet accounts, on an adjusted basis, during the third quarter of 2011:

Comparison of adjusted balance sheet of Capital Trust, Inc: As of September 30, 2011 vs. June 30, 2011
(in thousands)
	September 30, 2011	June 30, 2011	Change	% Change
Assets:

Cash and cash equivalents	$28,219	$28,430	($211)	(0.7%)
Equity investments in unconsolidated subsidiaries	10,611	9,851	760	7.7%
Investment in CT Legacy REIT	61,098	65,579	(4,481)	(6.8%)
Deferred income taxes	1,750	1,597	153	9.6%
Prepaid expenses and other assets	2,734	2,610	124	4.8%
Total adjusted assets	$104,412	$108,067	($3,655)	(3.4%)

Liabilities and Shareholders' Equity

Liabilities:
Accounts payable and accrued expenses	$7,717	$8,618	($901)	(10.5%)
Secured notes	7,686	7,529	157	2.1%
Total adjusted liabilities	15,403	16,147	(744)	(4.6%)

Total Adjusted Shareholders' Equity	89,009	91,920	(2,911)	(3.2%)

Total adjusted liabilities and shareholders' equity	$104,412	$108,067	$2,167	(3.4%)

Cash and cash equivalents

Cash and cash equivalents decreased by $211,000 during the third quarter of 2011. This was primarily due to (i) payments of $3.5 million of general and administrative expenses, (ii) $2.0 million of estimated AMT tax payments, and (iii) net contributions of $452,000 to CTOPI. This was offset by (i) $2.3 million of management fees received from affiliates, (ii) $1.9 million of preferred dividend distributions received from CT Legacy REIT, and (iii) $1.6 million of special servicing fees and CDO collateral management fees received.

Equity investments in unconsolidated subsidiaries

The increase of $760,000 was due to $452,000 of net contributions made to CTOPI, as well as $308,000 of income from our co-investment in CTOPI.

Investment in CT Legacy REIT

The decrease of $4.5 million was due to the recognition of our share of CT Legacy REIT‘s adjusted net loss for the third quarter of 2011.

Deferred income taxes

The increase in deferred income taxes was primarily due to the timing difference between GAAP and tax in connection with the recognition of certain general and administrative expenses at our taxable REIT subsidiary, CTIMCO.

Prepaid expenses and other assets

The increase in prepaid expenses and other assets was primarily due to the prepayment of annual insurance premiums, offset by collections of management fees from affiliates which were previously accrued.

Accounts payable and accrued expense

The $901,000 decrease in accounts payable and accrued expenses was primarily due to the payment of a previously accrued $2.0 million income tax liability. This was offset by a $417,000 accrual of expense related to the management incentive awards plan, and an increase of $682,000 in accrued general and administrative expenses.

Secured notes

The secured note balance increased due to $157,000 of deferred interest accrued during the third quarter of 2011.

Index

Total adjusted shareholders’ equity

Adjusted shareholders’ equity decreased by $2.9 million during the third quarter of 2011. The decrease was due to a $3.1 million adjusted net loss for the third quarter of 2011, offset by the recognition of certain stock-based compensation.

The following table compares Capital Trust, Inc.’s operating results, on an adjusted basis, during the second and third quarters of 2011:

Comparison of adjusted operating results of Capital Trust, Inc: Three Months Ended September 30, 2011 vs. June 30, 2011
(in thousands)
	Q3 2011	Q2 2011	Change	% Change
Income from loans and other investments:
Interest and related income	$—	$—	$—	N/A
Less: Interest and related expenses	98	140	(42)	(30.0%)
Income from loans and other investments, net	(98)	(140)	42	(30.0%)

Other revenues:
Management fees	1,753	1,595	158	9.9%
Servicing fees	1,658	649	1,009	155.5%
Total other revenues	3,411	2,244	1,167	52.0%

Other expenses:
General and administrative	4,313	4,078	235	5.8%
Total other expenses	4,313	4,078	235	5.8%

Income from equity investments	307	842	(535)	(63.5%)
Loss from CT Legacy REIT	(4,480)	(5,975)	1,495	(25.0%)
Intercompany dividends	1,875	1,896	(21)	(1.1%)
Adjusted net loss before income taxes	(3,298)	(5,211)	1,913	(36.7%)
Income tax (benefit) provision	(236)	1,061	(1,297)	(122.2%)
Adjusted net loss	($3,062)	($6,272)	$3,210	(51.2%)

Income from loans and other investments, net

Decrease in interest expense during the third quarter of 2011 was primarily due to non-cash adjustments related to previously settled interest rate swaps.

Management fees from affiliates

Base management fees from our investment management business increased by $158,000 during the third quarter of 2011 as a result of additional investment activity at our investment management vehicles.

Servicing fees

Servicing fees increased $1.0 million during the third quarter of 2011 compared to the second quarter of 2011. The change was primarily due to the variable nature of special services fees, including $1.3 million of one-time payments received during the third quarter of 2011.

General and administrative expenses

General and administrative expenses include personnel costs, operating expenses and professional fees, which were generally consistent from period-to-period.

Income from equity investments

The income from equity investments during the third quarter of 2011 of $307,000 was derived from our co-investment in CTOPI. CTOPI’s income for the quarter was largely the result of (i) realization of income on loans purchased at discounts that were satisfied at par during the quarter, and (ii) fair value adjustments on its investment portfolio. The income from equity investments during the second quarter of 2011 was also primarily from our co-investment in CTOPI.

Loss from CT Legacy REIT

During the third quarter of 2011, we recognized $4.5 million of adjusted loss from CT Legacy REIT. The loss was driven by other-than-temporary impairments of securities recorded at CT Legacy REIT during the third quarter of 2011. During the second quarter of 2011, we recognized $6.0 million of adjusted loss from CT Legacy REIT. The loss was driven by loan loss provisions recorded at CT Legacy REIT during the second quarter of 2011.

Index

Income tax provision

We recorded a $236,000 income tax benefit during the third quarter of 2011, which was primarily due to changes in the deferred tax asset related to our taxable REIT subsidiary, CTIMCO.

IV. CT Legacy REIT, as Adjusted and Deconsolidated
Interest Earning Assets

CT Legacy REIT’s investment portfolio includes various types of commercial mortgage backed securities and collateralized debt obligations, or Securities, and commercial real estate loans and related instruments, or Loans. We collectively refer to these as Interest Earning Assets. The table below shows CT Legacy REIT’s Interest Earning Assets as of September 30, 2011 and December 31, 2010 on an adjusted basis. See section III above for a presentation and discussion of CT Legacy REIT’s adjusted balance sheet and operating results.

CT Legacy REIT Interest Earning Assets
(in millions)	September 30, 2011		December 31, 2010
	Book Value	Yield(1)	Book Value	Yield(1)
Securities held-to-maturity (2)	$8	6.41%	$—	—
Loans receivable, net	207	4.90	—	—
Loans held-for-sale, net	32	6.26	—	—
Subtotal / Weighted Average	$247	5.13%	$—	—

(1)	Yield on floating rate assets assumes LIBOR of 0.24% as of September 30, 2011.
(2)
Weighted average yield excludes $39.7 million of retained interests in CT CDO III which represent a subordinate investment that is paid an amount of interest based on the total cash flows of the CDO collateral assets each period.

The table below details the overall credit profile of CT Legacy REIT’s Interest Earning Assets, which includes: (i) Loans against which we have recorded a provision for loan losses, or reserves, (ii) Securities which have been other-than-temporarily impaired, and (iii) Loans and Securities that are categorized as Watch List Assets, which are currently performing but pose a higher risk of non-performance and/or loss. We actively monitor and manage Watch List Assets to mitigate these risks in our portfolio. All amounts are calculated on an adjusted basis. See section III above for further details of CT Legacy REIT’s adjusted balance sheet and operating results.

Portfolio Performance - CT Legacy REIT (1)
(in millions, except for number of investments)	September 30, 2011	December 31, 2010

Interest earning assets, CT Legacy REIT ($ / #)	$247 / 30	$― / ―

Impaired Loans (2)
Performing loans ($ / #)	$43 / 4	$― / ―
Non-performing loans ($ / #)	$22 / 3	$― / ―
Total ($ / #)	$65 / 7	$― / ―
Percentage of interest earning assets	26.3%	―	%

Impaired Securities (2) ($ / #)	$2 / 9	$― / ―
Percentage of interest earning assets	0.6%	―	%

Watch List Assets (3)
Watch list loans ($ / #)	$118 / 9	$― / ―
Watch list securities ($ / #)	$6 / 2	$― / ―
Total ($ / #)	$124 / 11	$― / ―
Percentage of interest earning assets	50.2%	―	%

(1)	Portfolio statistics includes loans held-for-sale. All amounts are calculated on an adjusted basis. See section III above for a presentation and discussion of CT Legacy REIT’s adjusted balance sheet and operating results.
(2)	Amounts represent net book value after provisions for loan losses, valuation allowances on loans-held-for-sale and other-than-temporary impairments of securities.
(3)	Watch List Assets exclude Loans against which we have recorded a provision for loan losses or valuation allowance, and Securities which have been other-than-temporarily impaired.

Index

Interest Bearing Liabilities
As of September 30, 2011, CT Legacy REIT’s debt obligations, which we collectively refer to as Interest Bearing Liabilities, include its repurchase obligations and mezzanine loan, both of which are non-recourse to us. The table below describes CT Legacy REIT’s Interest Bearing Liabilities as of September 30, 2011 and December 31, 2010 on an adjusted basis. See section III above for further details of CT Legacy REIT’s adjusted balance sheet and operating results.

Interest Bearing Liabilities
(Principal balance, in millions)	September 30, 2011	December 31, 2010

Repurchase obligations	$67	$—
Mezzanine loan	64	—
Total CT Legacy REIT debt obligations	$131	$—

Weighted average effective cost of CT Legacy REIT debt (1) (2)	10.59%	N/A

(1)	Floating rate debt obligations assume LIBOR of 0.24% at September 30, 2011.
(2)
Including the impact of interest rate hedges with an aggregate notional balance of $60.9 million as of September 30, 2011, the effective all-in cost of CT Legacy REIT’s debt obligations would be 12.88% per annum.

Repurchase Obligations

As of September 30, 2011, CT Legacy REIT was party to one repurchase obligation, which is non-recourse to Capital Trust, Inc., that has an aggregate outstanding balance of $66.6 million and an all-in cost of LIBOR plus 2.50% per annum (2.74% at September 30, 2011).

During the second quarter of 2011, the Morgan Stanley and Citigroup facilities were fully repaid and extinguished. See Note 10 to our consolidated financial statements for additional discussion of the terms of CT Legacy REIT’s repurchase obligations.

Mezzanine Loan

CT Legacy REIT entered into an $83.0 million mezzanine loan with Five Mile (which was subsequently reduced to $64.1 million as of September 30, 2011) that carries a 15.0% per annum interest rate, of which 7.0% per annum may be deferred, and that matures on March 31, 2016. The mezzanine loan is non-recourse to Capital Trust, Inc. except for certain limited non-recourse, “bad boy” carve outs.

During the second quarter of 2011, $20.0 million of the mezzanine loan was repaid using proceeds from the satisfaction of former Morgan Stanley and Citigroup repurchase facility collateral assets.

See Note 10 to our consolidated financial statements for additional discussion of the terms of CT Legacy REIT’s mezzanine loan.

Index

Quarterly Performance
The following table describes the activity in CT Legacy REIT’s balance sheet accounts, on an adjusted basis, during the third quarter of 2011:

Comparison of adjusted balance sheet of CT Legacy REIT: As of September 30, 2011 vs. June 30, 2011
(in thousands)
	Q3 2011	Q2 2011	Change	% Change
Assets:

Restricted cash	$13,715	$10,225	$3,490	34.1%
Securities held-to-maturity	7,911	30,663	(22,752)	(74.2%)
Loans receivable, net	207,028	247,190	(40,162)	(16.2%)
Loans held-for-sale, net	32,107	32,107	—	N/A
Accrued interest receivable and other assets	4,638	5,995	(1,357)	(22.6%)
Total adjusted assets	$265,399	$326,180	($60,781)	(18.6%)

Liabilities and Shareholders' Equity

Liabilities:
Accounts payable and accrued expenses	$1,308	$1,385	($77)	(5.6%)
Repurchase obligations	66,637	119,343	(52,706)	(44.2%)
Mezzanine loan, net of unamortized discount	53,367	51,631	1,736	3.4%
Interest rate hedges liabilities	9,326	8,288	1,038	12.5%
Total adjusted liabilities	130,638	180,647	(50,009)	(27.7%)

Total Adjusted Shareholders' Equity	134,761	145,533	(10,772)	(7.4%)

Total adjusted liabilities and shareholders' equity	$265,399	$326,180	($39,237)	(18.6%)

Restricted cash

Restricted cash increased by $3.5 million during the third quarter of 2011. This was primarily due to (i) $3.7 million of net interest on investments, (ii) $1.9 million of net proceeds from investments, and (iii) $1.4 million of distributions from CT CDO III. This was offset by (i) $1.9 million of preferred stock distributions to Capital Trust, Inc., (ii) $1.3 million of current interest paid on the mezzanine loan, and (iii) $300,000 of general and administrative expenses.

Securities held-to-maturity

During the third quarter of 2011, securities held-to-maturity decreased by $22.8 million. This was primarily due to $23.5 million of other-than-temporary impairments, offset by an increase due to changes in recovery expectations on CT CDO III.

Loans receivable, net

During the third quarter of 2011, loans receivable decreased by $40.2 million. This decrease was primarily due to loan repayments of $54.6 million, offset by a $14.5 million reversal of provisions for loan losses.

Accrued interest receivable and other assets

During the third of 2011, prepaid expenses and other assets decreased by $1.4 million. This decrease was primarily due to collection of receivables during the quarter.

Index

Repurchase obligations

Repurchase obligations decreased by $52.7 million during the third quarter of 2011 due to principal repayments of collateral assets.

Mezzanine loan, net of unamortized discount

The mezzanine loan increased by $1.7 million due (i) $1.1 million of deferred interest accrued during the quarter, and (ii) $603.000 of discount amortization.

Interest rate hedge liabilities

The decrease in the fair value of interest rate hedges reflects changes in the yield curve over the life of the respective hedges.

Total adjusted shareholders equity

Adjusted shareholders’ equity decreased primarily due to the $10.8 million adjusted net loss for the period. See the preceding adjusted income statement for details of the adjusted net loss.

The following table compares CT Legacy REIT’s operating results, on an adjusted basis, during the second and third quarters of 2011:

Comparison of adjusted operating results of CT Legacy REIT: Three Months Ended September 30, 2011 vs. June 30, 2011
(in thousands)
	Q3 2011	Q2 2011	Change	% Change
Income from loans and other investments:
Interest and related income	$5,879	$7,541	($1,662)	(22.0%)
Less: Interest and related expenses	5,523	10,187	(4,664)	(45.8%)
Income from loans and other investments, net	356	(2,646)	3,002	(113.5%)

Other expenses:
General and administrative	305	518	(213)	(41.1%)
Total other expenses	305	518	(213)	(41.1%)

Total other-than-temporary impairments of securities	(23,476)	—	(23,476)	100.0%
Portion of other-than-temporary impairments of securities
recognized in other comprehensive income	—	—	—	N/A
Net impairments recognized in earnings	(23,476)	—	(23,476)	100.0%

Recovery of (provisions for) loan losses	14,482	(9,434)	23,916	N/A
Valuation allowance on loans held-for-sale	—	(224)	224	(100.0%)
Intercompany dividends	(1,875)	(1,896)	21	(1.1%)
	12,607	(11,554)	24,161	N/A

Adjusted net loss	($10,818)	($14,718)	$3,900	(26.5%)

Income from loans and other investments, net

Interest income and interest expense both declined during the third quarter of 2011 as a result of $54.6 million of collections from the Legacy Asset portfolio, and the related repayments of CT Legacy REIT’s repurchase obligations. In addition, interest expense decreased during the third quarter of 2011 as a result of a one-time charge of $4.4 million due to the acceleration of amortization of discount from the $20.0 million paydown of the mezzanine loan during the second quarter of 2011.

General and administrative expenses

General and administrative expenses are primarily comprised of professional fees, which were generally consistent from period-to-period.

Net impairments recognized in earnings

During the third quarter of 2011, CT Legacy REIT recognized $23.5 million of other-than-temporary impairments of securities, primarily related to its investment in CT CDO III.

Index

Recovery of (provision for) loan losses

During the third quarter of 2011, CT Legacy REIT recorded a recovery of a previous provision for loan losses against one loan. During the second quarter of 2011, CT Legacy REIT recorded a provision for loan losses against three loans.

Valuation allowance on loans held-for-sale

During the second quarter of 2011, CT Legacy REIT recorded a $224,000 valuation allowance against one loan which was classified as held-for-sale. No such allowance was recorded during the third quarter of 2011.

Note on Forward-Looking Statements
Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, our current business plan, business and investment strategy, access to capital and portfolio management. These forward-looking statements are identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of September 30, 2011, a 100 basis point change in LIBOR would impact our net income by approximately $4.3 million.

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

Index

The following table provides information about our financial instruments that are sensitive to changes in interest rates as of September 30, 2011, including instruments held directly by Capital Trust, Inc., as part of the CT Legacy REIT portfolio, and in consolidated securitization vehicles. For financial assets and debt obligations, the table presents face balance and weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and floating receive interest rates. These notional amounts are used to calculate the contractual cash flows to be exchanged under each contract.

Financial Assets and Liabilities Sensitive to Changes in Interest Rates as of September 30, 2011
(in thousands)

Capital Trust, Inc. Debt Obligations:

	Secured Notes
Fixed rate debt	$7,686
Interest rate(1)	8.19%
Floating rate debt	$—
Interest rate(1)	—

CT Legacy REIT Assets:

	Securities	Loans Receivable	Total
Fixed rate assets	$27,910	$48,056	$75,966
Interest rate(1)	8.70%	8.20%	8.39%
Floating rate assets	$1,584	$331,464	$333,048
Interest rate(1)	2.71%	3.91%	3.90%

CT Legacy REIT Debt Obligations:

	Repurchase Obligations	Mezzanine Loan	Total
Fixed rate debt	$—	$64,134	$64,134
Interest rate(1)	—	15.00%	15.00%
Floating rate debt	$66,637	$—	$66,637
Interest rate(1)	2.74%	—	2.74%

CT Legacy REIT Derivative Financial Instruments:

Notional amounts	$60,900
Fixed pay rate(1)	5.17%
Floating receive rate(1)	0.19%

Assets of Consolidated Securitization Vehicles:

	Securities	Loans Receivable	Total
Fixed rate assets	$494,600	$210,632	$705,232
Interest rate(1)	6.41%	8.14%	6.92%
Floating rate assets	$24,472	$756,034	$780,506
Interest rate(1)	1.84%	2.12%	2.11%

Non-Recourse Debt Obligations of Consolidated Securitization Vehicles:

	CT CDOs	Other Vehicles	Total
Fixed rate debt	$218,161	$111,220	$329,381
Interest rate(1)	5.35%	6.83%	5.85%
Floating rate debt	$553,654	$468,902	$1,022,556
Interest rate(1)	0.82%	1.69%	1.22%

Derivative Financial Instruments of Consolidated Securitization Vehicles:

Notional amounts	$298,569
Fixed pay rate(1)	5.00%
Floating receive rate(1)	0.19%

(1)	Represents weighted average rates where applicable. Floating rates are based on LIBOR of 0.24%, which is the rate as of September 30, 2011.

Index

ITEM 4.	Controls and Procedures

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
In addition to the other information discussed in this quarterly report on Form 10-Q, please consider the risk factors provided in our updated risk factors attached as Exhibit 99.1 hereto, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial may adversely affect our business, financial condition, or operating results.

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

+	31.1	Certification of Stephen D. Plavin, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+	31.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	32.1	Certification of Stephen D. Plavin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	32.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	99.1	Updated Risk Factors from Capital Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 31, 2011 with the Securities and Exchange Commission.

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
________________________
•	Filed herewith

+
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

*
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (iii) the Consolidated Statements of Changes in Shareholders’ Deficit for the nine months ended September 30, 2011; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to Consolidated Financial Statements tagged as blocks of text.

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not “filed” for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL TRUST, INC.

November 1, 2011	By:	/s/ Stephen D. Plavin
Date		Stephen D. Plavin
Chief Executive Officer (principal executive officer)

November 1, 2011	By:	/s/ Geoffrey G. Jervis
Date		Geoffrey G. Jervis
Chief Financial Officer (principal financial officer and