Form 10-K
period 2011-12-31
CAPITAL TRUST INC
filed 2012-02-14
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to Commission File Number 1-14788
_______________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐ (not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

MARKET VALUE
The aggregate market value of the outstanding class A common stock held by non-affiliates of the registrant was approximately $85,956,988 as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.

OUTSTANDING STOCK
As of February 7, 2012 there were 22,211,108 outstanding shares of class A common stock. The class A common stock is listed on the New York Stock Exchange (trading symbol “CT”).

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

Overview

We are a fully integrated, self-managed, real estate finance and investment management company that specializes in credit sensitive financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. Our business model is designed to produce a mix of net interest margin from our balance sheet investments, and fee income and co-investment income from our investment management vehicles. In managing our operations, we focus on originating investments, managing our portfolios and capitalizing our businesses. From the inception of our finance business in 1997 through December 31, 2011, we have completed approximately $12.0 billion of commercial real estate debt investments. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes. We are traded on the New York Stock Exchange, or NYSE, under the symbol “CT”, and are headquartered in New York City.

Developments during Fiscal Year 2011

Current Market Conditions

Despite improvement relative to 2008/2009, the U.S economy and many economies around the world continue to be in a state of economic volatility, driven most recently by events in Europe. Global capital markets, while also improving, continue to be impaired relative to pre-recession levels. The recession and capital markets turmoil have severely impacted the commercial real estate sector resulting in decreased property level cash flows. In addition, many properties financed prior to the credit crisis remain overleveraged and create a headwind for the normalization of the commercial real estate property and capital markets. These factors decrease property values relative to pre-recession levels, and have and will continue to impact the performance of our existing portfolio of assets. Conversely, these factors create investment opportunities for well capitalized and experienced commercial real estate investors, such as the private equity vehicles that we sponsor and manage.

March 2011 Restructuring

On March 31, 2011, we completed a comprehensive restructuring of our balance sheet. The restructuring involved contributing substantially all of our legacy assets into a newly formed subsidiary, CT Legacy REIT Mezz Borrower, Inc., or CT Legacy REIT. CT Legacy REIT assumed all of our remaining secured, recourse debt, and our former unsecured lenders converted their loans into debt and equity interests in CT Legacy REIT. The transaction was capitalized primarily by a loan provided by a third party, who also took an equity interest in CT Legacy REIT. As a result of the transaction, we eliminated all of our recourse debt, while retaining an upside interest in the net recovery of our legacy portfolio. Furthermore, the restructuring was accomplished while preserving our 100% ownership of our investment management business, and without the issuance of shares of Capital Trust stock. See below for additional discussion of our March 2011 restructuring.

Investment Management Platform

During 2011, we continued to focus on our investment management platform, CT Investment Management Co., LLC, or CTIMCO. On a standalone basis, CTIMCO earned management and special servicing fees of $16.5 million during the year, and had assets under management of $4.5 billion as of December 31, 2011. Significant developments during 2011 included:

•	We invested $80.7 million for the CT Opportunities Partners I, LP, or CTOPI, account. In December, our CTOPI investors voted to extend its investment period until September 2012.

•
CT High Grade Partners II, LLC, or CT High Grade II, completed its investment period this year after investing a final $66.9 million dollars. Total invested capital in CT High Grade II was $588.1 million at the end of its investment period.

•
Our CT High Grade MezzanineSM, or CT High Grade I, platform was re-opened with our one separate account investor to resume investment activity on a discretionary basis, and invested an additional $71.8 million during the year.

•	Gross special servicing fees of $9.1 million were recorded during the year, and we are named special servicer on $2.5 billion of loans as of December 31, 2011.

•	CTIMCO’s special servicer rating was upgraded by Fitch Ratings to ‘CSS3+’ from ‘CSS3.’

See below for additional discussion of our investment management platform as well as our active investment management mandates.

CT Legacy REIT

Subsequent to our March 31, 2011 restructuring, the CT Legacy REIT portfolio received repayments of 54% of the initial net book value of the CT Legacy REIT portfolio, totaling $269.6 million of repayments. These repayments included full loan satisfactions of $266.4 million and partial repayments of $3.2 million. Proceeds from these repayments have primarily been used to repay debt, including (i) a $20.0 million repayment of the CT Legacy REIT mezzanine loan, and (ii) repayments of $246.3 million of legacy repurchase obligations, including the full repayment and termination of the Morgan Stanley and Citigroup facilities and a release of the remaining collateral thereunder, as well as a $115.1 million repayment of the JPMorgan facility. In the aggregate, 69% of CT Legacy REIT’s debt obligations have been repaid since our March 2011 restructuring, with a debt balance of $123.7 million as of December 31, 2011, down from an initial balance of $387.8 million of March 31, 2011.

Subsequent to year-end, in February 2012, we refinanced the JPMorgan repurchase facility and the mezzanine loan with a single, new $124.0 million repurchase facility with JPMorgan. The new facility matures in December 2014, carries a rate of LIBOR+5.50%, and has paydown hurdles and associated potential rate increases over the term of the facility. See Note 22, Subsequent Events, to our consolidated financial statements for additional discussion.

Index

Capital Trust, Inc.

During 2011, Capital Trust, Inc. completed a number of corporate actions including, (i) the filing of a new $500.0 million shelf registration statement with the SEC, (ii) the adoption of a net operating loss, or NOL, preservation plan to protect our tax-basis NOLs which are carried-forward from prior years and can be used to offset future taxable income, and (iii) the approval of a 2011 long-term incentive plan.

Our consolidated financial statements continue to include the assets and liabilities of consolidated securitization vehicles, as well as our restructuring vehicle, CT Legacy REIT. On a consolidated basis, our assets and liabilities declined during 2011 by $2.8 billion and $3.0 billion, respectively, as these consolidated securitization vehicles’ collateral assets continue to repay. Equity increased during the year from a deficit of $411.2 million to a deficit of $110.4 million. This increase was driven primarily by gains realized on the extinguishment of debt in conjunction with our March 2011 restructuring, as well as the termination of certain loan participation agreements and the deconsolidation of certain securitization vehicles which previously had a negative impact on equity.

Beginning in the first quarter of 2011, we began reporting adjusted operating results as part of our quarterly discussion and analysis. These adjusted results exclude the impact of consolidated securitization vehicles, as well as certain other items. See below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for our adjusted financial statements.

March 2011 Restructuring

On March 31, 2011, we restructured, amended, or extinguished all of our outstanding recourse debt obligations. Our March 2011 restructuring involved: (i) the contribution of certain of our legacy assets to a newly formed subsidiary, CT Legacy REIT Mezz Borrower, Inc., or CT Legacy REIT, (ii) the assumption of our legacy repurchase obligations by CT Legacy REIT, and (iii) the extinguishment of the remainder of our recourse obligations, our senior credit facility and junior subordinated notes. The restructuring was financed with a new $83.0 million mezzanine loan obtained by CT Legacy REIT from an affiliate of Five Mile Capital Partners LLC, or Five Mile, and the issuance of equity interests in the common stock of CT Legacy REIT to the former lenders under our senior credit facility and our former junior subordinated noteholders, as well as to an affiliate of Five Mile.

Capital Trust, Inc.

Following the completion of our March 2011 restructuring, we no longer have any recourse debt obligations, and retain unencumbered ownership of 100% of (i) our investment management platform, CTIMCO, (ii) our co-investment in CTOPI, (iii) our residual ownership interests in three of the CDOs that we issued, CT CDOs I, II, and IV, and (iv) our tax-basis net operating losses. Furthermore, we have a 52% equity interest in the common stock of CT Legacy REIT. Our economic interest in CT Legacy REIT is, however, subject to (i) the secured notes, which are non-recourse obligations that are collateralized by certain of our retained equity interests in the common stock of CT Legacy REIT, (ii) incentive awards that provide for the participation in our retained equity interests in CT Legacy REIT, and (iii) the subordinate class B common stock of CT Legacy REIT owned by our former junior subordinate noteholders. See below for further discussion of the secured notes, management incentive awards plan, and class B common stock.

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

CT Legacy REIT, which is expected to be taxed as a REIT in 2011, is beneficially owned 52% by us, 24% by an affiliate of Five Mile, and 24% by the former lenders under our senior credit facility. In addition, the former holders of our junior subordinated notes received class B common stock, a subordinate class of common stock of CT Legacy REIT, which is described below. Capital Trust, Inc. will manage CT Legacy REIT and the Legacy Assets as a liquidating portfolio.

Mezzanine Loan

CT Legacy REIT entered into an $83.0 million mezzanine loan (which was subsequently reduced to $65.3 million, including deferred interest, as of December 31, 2011) that carries a 15.0% per annum interest rate, of which 7.0% per annum may be deferred, and that matures on March 31, 2016. The mezzanine loan is not recourse to Capital Trust, Inc. except for certain limited non-recourse, “bad boy” carve outs. Proceeds from the mezzanine loan were used to (i) extinguish the senior credit facility, (ii) extinguish the junior subordinated notes, (iii) provide for cash paydowns of the repurchase obligations, (iv) pay transaction expenses, and (v) establish liquidity reserves at CT Legacy REIT.

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

Repurchase Obligations

Our $339.6 million of legacy repurchase obligations (which were subsequently reduced to $58.5 million as of December 31, 2011) with JPMorgan, Morgan Stanley and Citigroup were assumed by wholly-owned subsidiaries of CT Legacy REIT, and the recourse to Capital Trust, Inc. was eliminated. In addition, the facilities were amended with the following terms:

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

Index

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

Secured Notes

In conjunction with our March 2011 restructuring and the corresponding satisfaction of our senior credit facility and junior subordinated notes, wholly-owned subsidiaries issued secured notes to these former creditors, which secured notes are non-recourse to us. The secured notes had an aggregate initial face balance of $7.8 million and are secured by 93.5% of our equity interests in the class A-1 and class A-2 common stock of CT Legacy REIT, which represents 48.3% of the total outstanding class A-1 and class A-2 common stock of CT Legacy REIT. The secured notes mature on March 31, 2016 and bear interest at a rate of 8.2% per annum, which interest may be deferred until maturity. All dividends we receive from our equity interests in the common stock of CT Legacy REIT which serve as collateral under the secured notes must be used to pay, or prepay, interest and principal due thereunder, and only after the notes’ full satisfaction will we receive any cash flow from the common equity interests in CT Legacy REIT that serve as collateral for the notes. Any prepayment, or partial prepayment, of the remaining secured notes will incur a prepayment premium resulting in a total payment of principal and interest under the secured notes of $11.1 million.

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

Operating Segments

Segment revenue and profit information is presented in Note 21 to our consolidated financial statements.

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

Index

The first element, and the foundation of our platform, is our credit underwriting. For each prospective investment, an in-house underwriting team is assigned to perform an intense ground-up analysis of all aspects of credit risk. Our underwriting process is embodied in our proprietary credit policies and procedures that detail the due diligence steps from initial client contact through closing. We have developed the capability to apply this methodology to a high volume of investment opportunities, including CMBS transactions with a large number of underlying loans, through the combination of personnel, procedures and technology. We incorporate input received from our finance, capital markets, credit and legal teams, as well as from various third parties.

Creative structuring is the second critical element of our platform. In our direct originations programs, we strive to design a customized structure for each investment that provides us with the necessary credit, yield and protective structural features while meeting the varying, and often complex, needs of our clients. We believe our ability to structure creative solutions gives us a competitive advantage. In the structured products arena, our broad capital markets expertise enables us to better analyze the risks and opportunities embedded in complex vehicles such as CMBS and CDOs.

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

Public Company Manager

Capital Trust, Inc. is internally managed and earns net interest income on its balance sheet portfolio. Following our March 2011 restructuring, a significant portion of the balance sheet portfolio has been transferred to CT Legacy REIT, which is also managed by us. In addition to our interest in the common stock of CT Legacy REIT, we also own 100% of its outstanding class A preferred stock. The class A preferred stock initially entitles us to cumulative preferred dividends of $7.5 million per annum, which dividends will be reduced in January 2013 to the greater of (i) 2.5% of CT Legacy REIT’s assets, and (ii) $1.0 million per annum.

Index

CDO Collateral Manager

CTIMCO currently serves as collateral manager to four CDOs, all of which are included in our consolidated financial statements. We earn fees from these CDOs generally based on a percentage (ranging from 0.05% to 0.10% per annum) of the CDO collateral assets, which fees eliminate in consolidation and therefore are not included in our consolidated operating results.

Special Servicer

We are named special servicer on loans in our balance sheet portfolio, loans held by CDOs that we manage, as well as for third-parties. We earn fees for ongoing workout services we provide and, in certain cases, upon the final resolution of the loan. As of December 31, 2011, we are named special servicer on $2.5 billion of loans.

Private Equity Manager

Our active investment management mandates are described below:

•
CT Opportunity Partners I, LP, or CTOPI, is currently investing capital. The fund held its final closing in July 2008 with $540 million in total equity commitments from 28 institutional and individual investors. Currently, $325 million of committed equity remains undrawn. We have a $25 million commitment to invest in the fund ($10 million currently funded, $15 million unfunded) and entities controlled by the chairman of our board of directors have committed to invest $20 million. In May 2010, the fund’s investment period was extended to December 13, 2011. In December 2011, the fund’s investment period was further extended to September 13, 2012. The fund targets opportunistic investments in commercial real estate, specifically high yield debt, equity and hybrid instruments, as well as non-performing and sub-performing loans and securities. We earn base management fees of 1.3% per annum of invested capital, as well as net incentive management fees of 17.7% of profits after a 9% preferred return and a 100% return of capital. As of December 31, 2011, CTOPI has invested $469.5 million in 37 transactions, of which $207.9 million remains outstanding.

•
CT High Grade Partners II, LLC, or CT High Grade II, is no longer investing capital (its investment period expired in May 2011). The fund closed in June 2008 with $667 million of commitments from two institutional investors. The fund targeted senior debt opportunities in the commercial real estate sector and did not employ leverage. We earn a base management fee of 0.40% per annum on invested capital. As of December 31, 2011, CT High Grade II has invested $588.1 million in 33 transactions, of which $553.6 million remains outstanding.

•
CT High Grade MezzanineSM, or CT High Grade I, is no longer formally investing capital (its investment period officially expired in July 2008); however, we have continued investing the “high grade” strategy through CT High Grade I on a non-discretionary basis since the end of the CT High Grade II investment period in May 2011. The fund closed in November 2006, with a single, related party institutional investor committing $250 million, which was subsequently increased to $350 million in July 2007. As a result of the re-opening of the platform in May 2011 and the reinvesting of certain realized assets, as of December 31, 2011, we have invested $492.8 million for this account. This separate account has a single investor, W. R. Berkley Corporation, or WRBC, which is our largest shareholder and designates an appointee to our board of directors. CT High Grade I targets lower LTV subordinate debt investments without leverage and invested $420.9 million in 12 transactions during its initial investment period, as well as $71.9 million in two transactions since the platform was re-opened in May 2011. We earn management fees of 0.25% per annum on invested capital for all CT High Grade I investments. As of December 31, 2011, $250.3 million of these investments remain outstanding.

•
CT Large Loan 2006, Inc., or CT Large Loan, is no longer investing capital (its investment period expired in May 2008). The fund closed in May 2006 with total equity commitments of $325 million from eight institutional investors. In light of the performance of this fund, we do not charge the full management fee of 0.75% per annum of fund assets (capped at 1.5% on invested equity), and instead voluntarily capped our fee at $805,000 per annum.

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

Index

•
Subordinate Mortgage Interests—Sometimes known as B Notes, these are loans evidenced by a junior participation in a first mortgage, with the senior participation known as an A Note. Although sometimes evidenced by its own promissory note, subordinate mortgage interests have the same borrower and benefit from the same underlying obligation and collateral as the A Note lender. The subordinate mortgage interest is subordinated to the A Note by virtue of a contractual arrangement between the A Note lender and the subordinate mortgage interest lender and in most instances is contractually limited in rights and remedies in the case of default. In some cases, there may be multiple senior and/or junior interests in a single mortgage loan. When achievable, generally in instances where our investment is the most subordinate interest in the mortgage and the senior participation is securitized, we obtain special servicer designation. This enables us to control any loan extension or modification process, as well as earn special servicing fees.

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

Business Plan

Our near term business plan is to continue to invest for our investment management vehicles and launch new follow-on vehicles as the investment periods of our exiting mandates expire. We also continue to grow our third-party special servicing business, and leverage our existing asset base to obtain special servicing assignments. In addition, we will continue to manage our balance sheet investments, a substantial portion of which are held by CT Legacy REIT, and our existing investment management vehicles through the current volatile market. Finally, with the elimination of our legacy recourse debt and its restrictive covenants, we may look to resume our balance sheet investment activities and raise new capital.

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

Index

Government Regulation

Our activities in the United States, including the financing of our operations, are subject to a variety of federal and state regulations. We expect CTIMCO to register under the Investment Advisors Act of 1940, and thereby will be subject to the extensive regulation prescribed by the statute and the regulations thereunder. In addition, a majority of states have ceilings on interest rates chargeable to certain customers in financing transactions. Furthermore, our international activities are also subject to local regulations.

Employees

As of December 31, 2011, we had 29 full-time employees. Our staff is employed under a co-employment agreement with a third-party human resources firm, Ambrose Employer Group, LLC. None of our employees are covered by a collective bargaining agreement and management considers the relationship with our employees to be good. In addition to our staff in New York, we contract for the services of 15 additional dedicated professionals employed by a commercial real estate underwriting services firm in Chennai, India.

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

FORWARD LOOKING INFORMATION

Our Annual Report on Form l0-K for the year ended December 31, 2011, our 2011 Annual Report, any of our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K of the Company, or any other oral or written statements made in press releases or otherwise by or on behalf of Capital Trust, Inc., may contain forward looking statements within the meaning of the Section 21E of the Securities and Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward looking statements predict or describe our future operations, business plans, business and investment strategies and portfolio management and the performance of our investments and our investment management business. These forward-looking statements are identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. We assume no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

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

In order to commence balance sheet investment activity, we will need to obtain substantial additional capital for which we can provide no assurances. The capital markets have not completely recovered from the financial crisis and even if we can access the capital markets, any new capital we raise may be at a high cost and/or involve significant dilution to our shareholders.

The U.S. and other financial markets have been in turmoil, and the U.S. and other economies in which we invest are in the midst of a weak recovery from the recent severe recession that can be expected to negatively impact our operations.

The U.S. and other financial markets have been experiencing extreme dislocations and a severe contraction in available liquidity globally as important segments of the credit markets are frozen as lenders are unwilling or unable to originate new credit. Global financial markets have been disrupted by, among other things, volatility in security prices, credit rating downgrades, sovereign debt default concerns, currency devaluation, and the failure and near failure of a number of large financial institutions and declining valuations, and this disruption has been acute in real estate related markets. This disruption has led to a decline in business and consumer confidence and increased unemployment and has precipitated a severe economic recession around the globe where recoveries have been weak and may not be sustained. As a consequence, owners and operators of commercial real estate that secure or back our investments have experienced distress and commercial real estate values have declined substantially. We are unable to predict the likely duration or severity of the current disruption in financial markets and adverse economic conditions which could materially and adversely affect our business, financial condition and results of operations, including leading to significant impairment to our assets and our ability to generate income.

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

Index

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

We believe the risks associated with our business are more severe during periods of economic slowdown or recession like those we are currently experiencing, particularly if these periods are accompanied by declining real estate values. The recent dislocation of the global credit markets and anticipated collateral consequences to commercial activity of businesses unable to finance their operations as required has led to a weakening of general economic conditions and precipitated declines in real estate values and otherwise exacerbated troubled borrowers’ ability to repay loans in our portfolio or backing our CMBS. We have made loans to hotels, an industry whose performance has been severely impacted by the recent recession. Declining real estate values would likely reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of or investment in additional properties, which in turn could lead to fewer opportunities for our investment. Borrowers may also be less able to pay principal and interest on our loans as the real estate economy continues to weaken. Continued weakened economic conditions could negatively affect occupancy levels and rental rates in the markets in which the collateral supporting our investments are located, which, in turn, may have a material adverse impact on our cash flows and operating results of our borrowers. Further, declining real estate values like those occurring in the commercial real estate sector significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our basis in the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to operate our investment management business, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our share price.

Index

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

Index

Our loans and investments may be subject to fluctuations in interest rates which may not be adequately protected, or protected at all, by our hedging strategies.

Our current balance sheet investments include loans with both floating interest rates and fixed interest rates. Floating rate investments earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically one month LIBOR). These floating rate loans are insulated from changes in value specifically due to changes in interest rates; however, the coupons they earn fluctuate based upon interest rates (again, typically one month LIBOR) and, in a declining and/or low interest rate environment, these loans will earn lower rates of interest and this will impact our operating performance. Fixed interest rate investments, however, do not have adjusting interest rates and, as prevailing interest rates change, the relative value of the fixed cash flows from these investments will cause potentially significant changes in value. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us or our investment management vehicles from the risks associated with interest rate changes and there is a risk that they may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us or our investment management vehicles against the foregoing risks.

Accounting for derivatives under GAAP is extremely complicated. Any failure by us to account for our derivatives properly in accordance with GAAP on our consolidated financial statements could adversely affect our earnings. In particular, cash flow hedges which are not perfectly correlated (and appropriately designated and/or documented as such) with a variable rate financing will impact our reported income as gains and losses on the ineffective portion of such hedges.

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

Index

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

The terms of CDOs generally provide that the principal amount of investments must exceed the principal balance of the related bonds by a certain amount and that interest income must exceed interest expense by a certain ratio. Certain of our CT CDOs provide that, if defaults, losses, or rating agency downgrades cause a decline in collateral value or cash flow levels, the cash flow otherwise payable to our retained subordinated classes may be redirected to repay classes of CDOs senior to ours until the tests are returned to compliance. We have breached these tests and cash flow has been redirected for three of our four CT CDOs and there can be no assurances that this will not occur with the remaining CT CDO. Once breached there is no certainty about when or if the cash flow redirection will remedy the tests’ failure or that cash flow will be restored to our subordinated classes. Other than collateral management fees, we currently receive cash payments from only one of our four CDOs, CT CDO III, which has caused a material deterioration in our cash flow available for operations, debt service, debt repayments, and unfunded commitments to our investment management vehicles.

We may be required to repurchase loans that we have sold or to indemnify holders of our CDOs.

If any of the loans we originate or acquire, and sell or securitize, through our CT CDOs do not comply with representations and warranties that we make about certain characteristics of the loans, the borrowers and the underlying properties, we may be required to repurchase those loans or replace them with substitute loans. In addition, in the case of loans that we have sold instead of retained, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to carry on our books, and our ability to borrow against such assets is limited. Any significant repurchases or indemnification payments could adversely affect our financial condition and operating results.

The commercial mortgage and mezzanine loans we originate or acquire and the commercial mortgage loans underlying the commercial mortgage backed securities in which we invest are subject to delinquency, foreclosure and loss, which could result in losses to us.

Our commercial mortgage and mezzanine loans are secured by commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things, tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, and changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances. In addition, we are exposed to the risk of judicial proceedings with our borrowers, including bankruptcy or other litigation, as a strategy to avoid foreclosure or enforcement of other rights by us as a lender.

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

Index

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

In addition, the events of September 11, 2001 created significant uncertainty regarding the ability of real estate owners of high profile assets to obtain insurance coverage protecting against terrorist attacks at commercially reasonable rates, if at all. This led to the creation of The Terrorism Risk Insurance Act of 2002, to provide a federal backstop against insurance claims related to acts of terrorism. This law was extended in December 2007 and then again under a new law, the Terrorism Risk Insurance Program Reauthorization Act, or TRIPRA, which expires in 2014. There is no assurance that TRIPRA will be extended beyond 2014. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties that we invest in are unable to obtain affordable insurance coverage, the value of those investments could decline and in the event of an uninsured loss, we could lose all or a portion of our investment.

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

Synthetic investments are contracts between parties whereby payments are exchanged based upon the performance of an underlying obligation. In addition to the risks associated with the performance of the obligation, these synthetic interests carry the risk of the counterparty not performing its contractual obligations. Market standards, GAAP accounting methodology, regulatory oversight and compliance requirements, tax and other regulations related to these investments are evolving, and we cannot be certain that their evolution will not adversely impact the value or sustainability of these investments. Furthermore, our ability to invest in synthetic investments, other than through taxable REIT subsidiaries, may be severely limited by the REIT qualification requirements because synthetic investment contracts generally are not qualifying assets and do not produce qualifying income for purposes of the REIT asset and income tests.

Index

Risks Related to Our Investment Management Business and Management of CDOs

Our current financial condition may adversely impact our investment management business.

In large part, our ability to raise capital and garner other investment management and advisory business is dependent upon our reputation as a balance sheet manager and credit underwriter, as well as the ability to demonstrate that we have the resources to manage and co-invest in our internal funds. Our recent losses and our March 2009 and March 2011 debt restructurings may have a negative impact on our reputation. In addition, further credit deterioration in our balance sheet portfolio and our overall financial condition could jeopardize our status as an approved special servicer by the three major rating agencies, which would impair our ability to generate future special servicing revenues.

We may not maintain our special servicer approval or rating.

Our status as an approved special servicer by the three major rating agencies, as well as our special servicer rating by these agencies is subject to periodic review and may be impacted by our overall financial condition, the operations of our investment management business, as well as other factors which may be beyond our control. Any reduction in our special servicer rating, or a loss of our status as an approved special servicer, would impair our ability to generate future special servicing revenues.

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

If we do not successfully operate our investment management business to achieve the investment returns that we or the market anticipates, our operations may be adversely impacted.

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

The capital commitments made by third party investors to our investment management vehicles represent unsecured promises by those investors to contribute cash to the investment management vehicles from time-to-time as investments are made by the investment management vehicles. Accordingly, we are subject to general credit risks that the investors may default on their capital commitments. If defaults occur, we may not be able to close loans and investments we have identified and negotiated or make protective advances to support existing investments which could materially and adversely affect the investment management vehicles’ investment program or make us liable for breach of contract, in either case to the detriment of our franchise in the private equity market.

Index

CTIMCO’s role as collateral manager for our CT CDOs and investment manager for our funds may expose us to liabilities to investors.

We are subject to potential liabilities to investors as a result of CTIMCO’s role as collateral manager for our CT CDOs and our investment management business generally. In serving in such roles, we could be subject to claims by CDO investors and investors in our funds that we did not act in accordance with our duties under our CT CDO and investment fund documentation or that we were negligent in taking or refraining from taking actions with respect to the underlying collateral in our CT CDOs or in making investments. In particular, the discretion that we exercise in managing the collateral for our CT CDOs and the investments in our investment management business could result in a liability due to the current negative conditions in the commercial real estate market and the inherent uncertainties surrounding the course of action that will result in the best long term results with respect to such collateral and investments. This risk could be increased due to the affiliated nature of our roles. If we were found liable for our actions as collateral manager or investment manager and we were required to pay significant damages to our CT CDO and investment advisory investors, our financial condition could be materially adversely effected.

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

We are exposed to litigation risks in our role as an investment manager and special servicer.

CTIMCO’s role as an investment manager for third-parties, including investors in our private equity platforms and our CT CDOs, as well as CTIMCO’s role as a special servicer expose us to litigation risks. In these roles, we make investment, asset management, loan work-out, and other decisions which could result in adverse financial impacts to third-parties. These parties may pursue legal action against us as a result of these decisions, the outcomes of which cannot be certain.

Risks Related to Our Company

We are dependent upon our senior management team to develop and operate our business.

Our ability to develop and operate our business depends to a substantial extent upon the experience, relationships and expertise of our senior management and key employees. We cannot assure you that these individuals will remain in our employ. Our chief executive officer, Stephen D. Plavin, our chief financial officer, Geoffrey G. Jervis, and our chief credit officer, Thomas C. Ruffing, are currently not employed pursuant to employment agreements. There can be no assurance that Messrs. Plavin, Jervis, and Ruffing will enter into new employment agreements pursuant to which they agree to long-term employment with us. In addition, the departure of Mr. Plavin from his employment with us constitutes an event of default under the repurchase facility of our restructuring subsidiary, CT Legacy REIT, unless we hire a suitable replacement acceptable to the lender.

There may be conflicts between the interests of our investment management vehicles and us.

We are subject to a number of potential conflicts between our interests and the interests of our investment management vehicles. We are subject to potential conflicts of interest in the allocation of investment opportunities between our balance sheet, once our balance sheet investment activity resumes, and our investment management vehicles. In addition, we may make investments that are senior or junior to, participations in, or have rights and interests different from or adverse to, the investments made by our investment management vehicles. Our interests in such investments may conflict with the interests of our investment management vehicles in related investments at the time of origination or in the event of a default or restructuring of the investment. Finally, our officers and employees may have conflicts in allocating their time and services among us and our investment management vehicles.

We must manage our portfolio in a manner that allows us to rely on an exclusion from registration under the Investment Company Act of 1940 in order to avoid the consequences of regulation under that Act.

We rely on an exclusion from registration as an investment company afforded by Section 3(a)(1)(C) of the Investment Company Act of 1940, as amended, or the Investment Company Act. To qualify for this exclusion, we are not engaged in the business of investing, reinvesting, owning, holding, or trading securities and we do not own “investment securities” with a value that exceeds 40% of the value of our total assets (exclusive of government securities and cash items) on a consolidated basis. We may not be able to maintain such a mix of assets in the future, and attempts to maintain such an asset mix may impair our ability to pursue otherwise attractive investments. In addition, these rules are subject to change and such changes may have an adverse impact on us. We may need to avail ourselves of alternative exclusions and exemptions which may require a change in the organizational structure of our business.

Index

Furthermore, as it relates to our investment in our restructuring subsidiary, CT Legacy REIT, we rely on an exclusion from registration as an investment company afforded by Section 3(c)(5)(C) of the Investment Company Act of 1940, as amended. Given the material size of CT Legacy REIT relative to our 3(a)(1)(C) exclusion, were CT Legacy REIT to be required to register as an investment company, we may not qualify for our 3(a)(1)(C) exclusion. Under this exclusion, CT Legacy REIT is required to maintain, on the basis of positions taken by the SEC staff in interpretive and no-action letters, a minimum of 55% of the value of the total assets of our portfolio in “mortgages and other liens on and interests in real estate,” which we refer to as Qualifying Interests, and a minimum of 80% in Qualifying Interests and real estate related assets. Because registration as an investment company would significantly affect CT Legacy REIT’s ability to engage in certain transactions or to organize itself in the manner it is currently organized, we intend to maintain its qualification for this exclusion from registration. In the past, based on SEC staff positions, when required due to the mix of assets in our balance sheet portfolio, we have purchased agency residential mortgage backed securities that represent the entire beneficial interests in the underlying pools of whole residential mortgage loans, which we treat as Qualifying Interests. Investments in such pools of whole residential mortgage loans may not represent an optimum use of our investable capital when compared to the available investments we target pursuant to our investment strategy. These investments present additional risks to us, and these risks are compounded by our inexperience with such investments. We continue to analyze our investments and may acquire other pools of whole loan residential mortgage backed securities when and if required for compliance purposes.

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

We understand the SEC staff has recently reconsidered its interpretive policy under Section 3(c)(5)(C) and whether to advance rulemaking to define the basis for the exclusion. We cannot predict the outcome of this reconsideration or potential rulemaking initiative and its impact on our ability to rely on the exclusion.

If CT Legacy REIT’s portfolio does not comply with the requirements of the exclusion we rely upon, it could be forced to alter its portfolio by selling or otherwise disposing of a substantial portion of the assets that are not Qualifying Interests or, with the consent of its shareholders, by acquiring a significant position in assets that are Qualifying Interests. Altering CT Legacy REIT’s portfolio in this manner may have an adverse effect on its investments if it is forced to dispose of or acquire assets in an unfavorable market, and may adversely affect our stock price.

If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company, and that we would be subject to limitations on corporate leverage that would have an adverse impact on our investment returns.

Our investment management subsidiary, CTIMCO, is required to register under the Investment Advisors Act of 1940, and is subject to regulation under that Act.

Following the registration of CTIMCO under the Investment Advisers Act of 1940, or the Investment Advisors Act, we will be subject to the extensive regulation prescribed by that statute and the regulations thereunder. The SEC will oversee CTIMCO's activities as a registered investment adviser under this regulatory regime. A failure to comply with the obligations imposed by the Investment Advisers Act, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in fines, censure, suspensions of personnel or investing activities or other sanctions, including revocation of our registration as an investment adviser. The regulations under the Investment Advisers Act are designed primarily to protect investors in our funds and other clients. They are not designed to protect holders of our publicly traded common stock. Even if a sanction imposed against CTIMCO or its personnel involves a small monetary amount, the adverse publicity related to such sanction could harm our reputation and our relationship with our fund investors and impede our ability to raise additional capital or new funds. In addition, compliance with the Investment Advisors Act may require us to incur additional costs, and these costs may be material.

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

Index

In the event we experience an “ownership change” for purposes of Section 382 of the Internal Revenue Code, of 1986, as amended, our ability to utilize our net operating losses and net capital losses against future taxable income will be limited, increasing our dividend distribution requirement for which we may not have sufficient cash flow.

We have substantial net operating and net capital loss carry forwards which we use to offset our tax and/or distribution requirements. In the event that we experience an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, our ability to use these losses will be effectively eliminated. An “ownership change” is determined based upon the changes in ownership that occur in our class A common stock for a trailing three year period. Such ownership change provisions may be triggered by regular trading activity in our common stock, and are generally beyond our control. The issuance of our preferred stock purchase rights pursuant to our tax preservation shareholder rights plan deters but does not prevent such an ownership change. In addition, such efforts to preserve these tax benefits may significantly constrain our ability to raise additional capital through offerings of class A common stock.

Risks Relating to Our Class A Common Stock

Sales or other dilution of our equity may adversely affect the market price of our class A common stock.

In connection with the 2009 restructuring our debt obligations, we issued warrants to purchase 3,479,691 shares of our class A common stock, which represents approximately 15.3% of our outstanding class A common stock as of February 7, 2012. These warrants become exercisable on March 16, 2012. The market price of our class A common stock could decline as a result of sales of a large number of shares of class A common stock acquired upon exercise of the warrants in the market. If the warrants are exercised, the issuance of additional shares of class A common stock would dilute the ownership interest of our existing shareholders.

Because a limited number of shareholders, including members of our management team, own a substantial number of our shares, they may make decisions or take actions that may be detrimental to your interests.

Our executive officers and directors, along with vehicles for the benefit of their families, collectively own and control 1,123,845 shares of our class A common stock representing approximately 5.3% of our outstanding common stock as of February 7, 2012. W. R. Berkley Corporation, or WRBC, which employs one of our directors, owns 3,843,413 shares of our class A common stock, which represents approximately 16.9% of our outstanding common stock as of February 7, 2012. By virtue of their voting power, these shareholders have the power to significantly influence our affairs and are able to influence the outcome of matters required to be submitted to shareholders for approval, including the election of our directors, amendments to our charter, mergers, sales of assets and other acquisitions or sales. The influence exerted by these shareholders over our affairs might not be consistent with the interests of some or all of our other shareholders. In addition, the concentration of ownership in our officers or directors or shareholders associated with them may have the effect of delaying or preventing a change in control of our company, including transactions in which you might otherwise receive a premium for your class A common stock, and might negatively affect the market price of our class A common stock.

Some provisions of our charter and bylaws, tax benefits preservation rights plan and Maryland law may deter takeover attempts, which may limit the opportunity of our shareholders to sell their shares at a favorable price.

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

Index

Advance Notice Bylaw. Our bylaws contain advance notice procedures for the introduction of business and the nomination of directors. These provisions could discourage proxy contests and make it more difficult for you and other shareholders to elect shareholder-nominated directors and to propose and approve shareholder proposals opposed by management.

Maryland Takeover Statutes. We are subject to the Maryland Business Combination Act which could delay or prevent an unsolicited takeover of us. The statute substantially restricts the ability of third parties who acquire, or seek to acquire, control of us to complete mergers and other business combinations without the approval of our board of directors even if such transaction would be beneficial to shareholders. “Business combinations” between such a third party acquirer or its affiliate and us are prohibited for five years after the most recent date on which the acquirer or its affiliate becomes an “interested shareholder.” An “interested shareholder” is defined as any person who beneficially owns 10 percent or more of our shareholder voting power or an affiliate or associate of ours who, at any time within the two-year period prior to the date interested shareholder status is determined, was the beneficial owner of 10 percent or more of our shareholder voting power. If our board of directors approved in advance the transaction that would otherwise give rise to the acquirer or its affiliate attaining such status, the acquirer or its affiliate would not become an interested shareholder and, as a result, it could enter into a business combination with us. Our board of directors could choose not to negotiate with an acquirer if the board determined in its business judgment that considering such an acquisition was not in our strategic interests. Even after the lapse of the five-year prohibition period, any business combination with an interested shareholder must be recommended by our board of directors and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by shareholders; and

•	two-thirds of the votes entitled to be cast by shareholders other than the interested shareholder and affiliates and associates thereof.

The super-majority vote requirements do not apply if the transaction complies with a minimum price requirement prescribed by the statute.

The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that an interested shareholder becomes an interested shareholder. Our board of directors has exempted any business combination involving a limited liability company indirectly controlled by a trust for the benefit of Samuel Zell, our chairman of the board, and his family and approved in advance, the issuance of shares to WRBC. As a result, these parties may enter into business combinations with us without compliance with the super-majority vote requirements and the other provisions of the statute.

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

Index

If voting rights are not approved at the shareholders’ meeting or if the acquiring person does not deliver the statement required by Maryland law, then, subject to certain conditions and limitations, we may redeem for fair value any or all of the control shares, except those for which voting rights have previously been approved. If voting rights for control shares are approved at a shareholders’ meeting and the acquirer may then vote a majority of the shares entitled to vote, then all other shareholders may exercise appraisal rights. The fair value of the shares for purposes of these appraisal rights may not be less than the highest price per share paid by the acquirer in the control share acquisition. The control share acquisition statute does not apply to shares acquired in a merger, consolidation or share exchange if we are not a party to the transaction, nor does it apply to acquisitions approved or exempted by our charter or bylaws. Our bylaws contain a provision exempting certain holders identified in our bylaws from this statute, including WRBC, and a limited liability company indirectly controlled by a trust for the benefit of Samuel Zell and his family.

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

Shareholder rights plans such as the plan we recently adopted for the purpose of preserving our tax benefits, are commonly understood to have anti-takeover effects. Under our tax benefit preservation rights agreement, if any person or group acquires 4.9% or more of our outstanding class A common stock without the approval of our board of directors under specific circumstances, our existing shareholders have the right to purchase shares of our class A common stock at a substantial discount to the public market price. The agreement is intended to act as a deterrent to any person or entity seeking to acquire 4.9% or more of our outstanding common stock without the prior approval of our board of directors.

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

Index

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

If we do not maintain our qualification as a REIT, we will be subject to tax as a regular corporation and face a substantial tax liability. Our taxable REIT subsidiaries are subject to income tax.

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

Index

•
we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to shareholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate income tax rates;

•	any resulting tax liability could be substantial and could have a material adverse effect on our book value;

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

In order to qualify as a REIT, we must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Internal Revenue Code. The total value of all of our investments in taxable REIT subsidiaries cannot exceed 25% of the value of our total assets. In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer other than a taxable REIT subsidiary. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences.

Since we have not originated new balance sheet investments since 2009 and transferred a substantial portion of our investments to CT Legacy REIT, our ability to satisfy the asset and income REIT qualification requirements will be more difficult and unless we are able to raise the capital to originate new balance sheet investments, our status as a REIT will ultimately be jeopardized.

Complying with REIT requirements may force us to borrow to make distributions to shareholders.

From time to time, our taxable income may be greater than our cash flow available for distribution to shareholders. If we do not have other funds available in these situations, we may be unable to distribute substantially all of our taxable income as required by the REIT provisions of the Internal Revenue Code. Thus, we could be required to borrow funds, sell a portion of our assets at disadvantageous prices or find another alternative. These options could increase our costs or reduce our equity. Our interests in CT Legacy REIT and our CT CODs may cause us to recognize taxable income without any corresponding cash income and we may be required to distribute additional dividends in cash and/or class A common stock.

Index

Certain of our legacy assets are subject to separate REIT qualifications and restrictions as a result of our March 2011 debt restructuring.

In conjunction with our March 2011 debt restructuring, we transferred certain of our legacy assets to CT Legacy REIT, a special purpose entity which will be taxed as a REIT for purposes of federal income taxes. As a REIT, CT Legacy REIT is generally subject to the same risks described above with respect to distribution requirements, limitations on the types and quantities of permissible assets and income, and penalties for non-compliance with REIT regulations. As a result of restrictions under our mezzanine loan at CT Legacy REIT, cash distributions cannot be made to the shareholders of CT Legacy REIT until such debt has been fully repaid. Should a dividend be required to comply with REIT regulations, CT Legacy REIT may declare a “consent dividend” which will pass a pro-rata share of its taxable income to us without a corresponding cash payment.

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

Item 4.	Mine Safety Disclosure

Not applicable.

Index

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our class A common stock is listed for trading on the NYSE under the symbol “CT.” The table below sets forth, for the calendar quarters indicated, the reported high and low sale prices for our class A common stock as reported on the NYSE composite transaction tape and the per share cash dividends declared on our class A common stock.

	High	Low	Dividend
2011
Fourth quarter	$2.75	$1.73	$0.00
Third quarter	4.03	2.11	0.00
Second quarter	5.48	2.30	0.00
First quarter	2.95	1.44	0.00

2010
Fourth quarter	$1.80	$1.15	$0.00
Third quarter	1.90	1.52	0.00
Second quarter	2.81	1.52	0.00
First quarter	1.89	1.27	0.00

2009
Fourth quarter	$3.00	$1.10	$0.00
Third quarter	3.47	1.15	0.00
Second quarter	2.88	1.09	0.00
First quarter	4.25	0.87	0.00

The last reported sale price of the class A common stock on February 7, 2012 as reported on the NYSE composite transaction tape was $2.72. As of February 7, 2012, there were 504 holders of record of the class A common stock. By including persons holding shares in broker accounts under street names, however, we estimate our shareholder base to be approximately 7,560 holders.

We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with GAAP) to our shareholders so as to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended.

In addition, our dividend policy remains subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon our taxable income, our financial condition, our maintenance of REIT status and other factors as our board of directors deems relevant. In accordance with Internal Revenue Service guidance, we are required to report the amount of excess inclusion income earned by us. In 2011, we calculated excess inclusion income to be de minimis.

Index

Issuer Purchases of Equity Securities

We did not purchase any shares of our class A common stock during the three months ended December 31, 2011.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2011, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	$—	944,469
Equity compensation plans not approved by security holders (2)	—	—	—
Total	—	$—	944,469

(1)	The number of securities remaining for future issuance consists of 944,469 shares issuable under our 2011long-term incentive stock plan which was approved by our shareholders. Awards under the plan may include restricted stock, unrestricted stock, stock options, stock units, stock appreciation rights, performance shares, performance units, deferred share units or other equity-based awards, as the board of directors may determine.
(2)	All of our equity compensation plans have been approved by security holders.

Index

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data, which was derived from our historical consolidated financial statements included in our Annual Reports on Form 10-K, for the years ended December 31, 2007 through 2011.

You should read the following information together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

	Years ended December 31
	2011	2010	2009	2008	2007
	(in thousands, except for per share data)
STATEMENT OF OPERATIONS DATA:
REVENUES:
Interest and related income	117,162	158,733	121,818	196,215	254,505
Management fees and other revenues	15,115	15,006	13,575	13,308	10,330
Total revenues	132,277	173,739	135,393	209,523	264,835

OPERATING EXPENSES:
Interest expense	96,974	123,963	79,794	129,665	162,377
General and administrative expenses	23,867	18,799	22,173	25,136	31,766
Impairments	49,121	72,366	114,106	2,917	—
(Recovery of) provision for loan losses	(19,326)	146,478	482,352	63,577	—
Valuation allowance on loans held-for-sale	1,456	2,119	—	48,259	—
Total operating expenses	152,092	363,725	698,425	269,554	194,143

(Loss) gain on sale of investments	—	—	(10,363)	374	15,077
Gain on extinguishment of debt	271,031	3,134	—	6,000	—
Income (loss) from equity investments	3,649	3,608	(3,736)	(1,988)	(2,109)
Income (loss) before income taxes	254,865	(183,244)	(577,131)	(55,645)	83,660
Income tax provision (benefit)	2,546	2,100	(694)	1,893	(706)
NET INCOME (LOSS) ALLOCABLE TO COMMON
STOCK	$252,319	($185,344)	($576,437)	($57,538)	$84,366
Less: Net (income) loss attributable to
noncontrolling interest	5,823	—	—	—	—
Net income (loss) attributable to Capital Trust, Inc.	$258,142	($185,344)	($576,437)	($57,538)	$84,366

PER SHARE INFORMATION:
Net income (loss) per share of common stock:
Basic	$11.39	($8.28)	($25.76)	($2.73)	$4.80
Diluted	$10.78	($8.28)	($25.76)	($2.73)	$4.77
Dividends declared per share of common stock	$—	$—	$—	$2.20	$5.10
Weighted average shares of common stock outstanding:
Basic	22,660	22,371	22,379	21,099	17,570
Diluted	23,950	22,371	22,379	21,099	17,690

	Years ended December 31
	2011	2010	2009	2008	2007
	(in thousands)
BALANCE SHEET DATA:
Total assets	$1,366,316	$4,120,690	$1,936,635	$2,837,529	$3,211,482
Total liabilities	1,495,255	4,531,877	2,105,802	2,436,085	2,803,245
Noncontrolling interest	(18,515)	—	—	—	—
(Deficit) equity	(110,424)	(411,187)	(169,167)	401,444	408,237

Index

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

References herein to “we,” “us” or “our” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

Introduction

We are a fully integrated, self-managed, real estate finance and investment management company that specializes in credit sensitive financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. Our business model is designed to produce a mix of net interest margin from our balance sheet investments, and fee income and co-investment income from our investment management vehicles. In managing our operations, we focus on originating investments, managing our portfolios and capitalizing our businesses. From the inception of our finance business in 1997 through December 31, 2011, we have completed approximately $12.0 billion of commercial real estate debt investments. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes. We are traded on the New York Stock Exchange, or NYSE, under the symbol “CT”, and are headquartered in New York City.

March 2011 Restructuring

On March 31, 2011, we restructured, amended, or extinguished all of our outstanding recourse debt obligations, which we refer to as our March 2011 restructuring. Our March 2011 restructuring involved: (i) the contribution of certain of our legacy assets to a newly formed subsidiary, CT Legacy REIT Mezz Borrower, Inc., or CT Legacy REIT, (ii) the assumption of our legacy repurchase obligations by CT Legacy REIT, and (iii) the extinguishment of the remainder of our recourse obligations, our senior credit facility and junior subordinated notes. The restructuring was financed with a new $83.0 million mezzanine loan obtained by CT Legacy REIT from an affiliate of Five Mile Capital Partners LLC, or Five Mile, and the issuance of equity interests in the common stock of CT Legacy REIT to the former lenders under our senior credit facility and our former junior subordinated noteholders, as well as to an affiliate of Five Mile.

Capital Trust, Inc.

Following the completion of our March 2011 restructuring, we no longer have any recourse debt obligations, and retain unencumbered ownership of 100% of (i) our investment management platform, CT Investment Management Co., LLC, (ii) our co-investment in CT Opportunity Partners I, LP, (iii) our residual ownership interests in three of the CDOs that we issued, CT CDOs I, II, and IV, and (iv) our tax-basis net operating losses. Furthermore, we have a 52% equity interest in the common stock of CT Legacy REIT. Our economic interest in CT Legacy REIT is, however, subject to (i) the secured notes, which are collateralized by certain of our retained equity interests in the common stock of CT Legacy REIT, (ii) incentive awards that provide for the participation in amounts earned from our retained equity interests in the common stock of CT Legacy REIT, and (iii) the subordinate common stock of CT Legacy REIT owned by our former junior subordinate noteholders, all of which are further described in Note 1 to our consolidated financial statements. In addition to our interest in the common stock of CT Legacy REIT, we also own 100% of its outstanding class A preferred stock. See Note 1 to our consolidated financial statements for additional discussion of our March 2011 restructuring.

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

CT Legacy REIT, which is expected to be taxed as a REIT in 2011, is beneficially owned 52% by us, 24% by an affiliate of Five Mile, and 24% by the former lenders under our senior credit facility. In addition, the former holders of our junior subordinated notes received class B common stock, a subordinate class of common stock of CT Legacy REIT, which is described in Note 1 to our consolidated financial statements. Capital Trust, Inc. will manage CT Legacy REIT and the Legacy Assets as a liquidating portfolio.

Subsequent to our March 31, 2011 restructuring, the CT Legacy REIT portfolio received repayments of $269.6 million, including full loan satisfactions of $266.4 million and partial repayments of $3.2 million, which repayments represent approximately 54% of the initial net book value of the CT Legacy REIT portfolio. Proceeds from these repayments have primarily been used to repay debt, including (i) a $20.0 million repayment of the CT Legacy REIT mezzanine loan, and (ii) repayments of $246.3 million of legacy repurchase obligations, including the full repayment and termination of the Morgan Stanley and Citigroup facilities and a release of the remaining collateral thereunder, as well as a $115.1 million repayment of the JPMorgan facility. In the aggregate, 69% of CT Legacy REIT’s debt obligations have been repaid since our March 2011 restructuring.

Index

Subsequent to year-end, in February 2012, we refinanced the JPMorgan repurchase facility and the mezzanine loan with a single, new $124.0 million repurchase facility with JPMorgan. The new facility matures in December 2014, carries a rate of LIBOR+5.50%, and has paydown hurdles and associated potential rate increases over the term of the facility. See Note 22, Subsequent Events, to our consolidated financial statements for additional discussion.

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

Current Market Conditions

Despite improvement relative to 2008/2009, the U.S economy and many economies around the world continue to be in a state of economic volatility, driven most recently by events in Europe. Global capital markets, while also improving, continue to be impaired relative to pre-recession levels. The recession and capital markets turmoil have severely impacted the commercial real estate sector resulting in decreased property level cash flows. In addition, many properties financed prior to the credit crisis remain overleveraged and create a headwind for the normalization of the commercial real estate property and capital markets. These factors decrease property values relative to pre-recession levels, and have and will continue to impact the performance of our existing portfolio of assets. Conversely, these factors create investing opportunities for well capitalized and experienced commercial real estate investors, such as the private equity vehicles that we sponsor and manage.

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

We believe that our adjusted balance sheet and operating results provide meaningful information to consider, in addition to our consolidated balance sheet and statement of operations prepared in accordance with GAAP. These adjusted measures help us to evaluate our financial position and performance without the effects of certain transactions and GAAP adjustments that are not necessarily indicative of our current investment portfolio, operations, capitalization, or equity.

See section III below for a presentation and discussion of our adjusted balance sheet and operating results.

I. Capital Trust, Inc.

Subsequent to our March 2011 restructuring, our business has focused on managing the operations of our investment management and special servicing platform, and the recovery from the legacy investments within CT Legacy REIT’s portfolio. Our investment management business is operated through our wholly-owned taxable subsidiary, CT Investment Management Co., LLC, or CTIMCO, and includes: (i) management of our public company parent, Capital Trust, Inc.; (ii) collateral management of the four CT CDOs which we have sponsored; (iii) special servicing of investments within both our public company and private equity portfolios, as well as for third parties; and (iv) sponsorship and management of our private equity management mandates, which are described below.

Index

Investment Management Overview

We act as an investment manager for ourselves and third parties and as special servicer for certain of our loan investments, as well as for third-parties. The table below details investment management and special servicing fee revenue generated by CTIMCO for the years ended December, 2011, 2010 and 2009:

Investment Management Revenues
(in thousands)	December 31, 2011	December 31, 2010	December 31, 2009

Fees generated as:
Public company manager (1)	$1,863	$—	$1,769
Private equity manager	6,618	8,541	11,743
CDO collateral manager	765	937	240
Special servicer	9,124	7,252	1,679
Total fees	$18,370	$16,730	$15,431

Eliminations (2)	(3,255)	(1,785)	(2,009)

Total fees, net	$15,115	$14,945	$13,422

(1)
Beginning in the fourth quarter of 2009, public company management fees related to the management of Capital Trust, Inc. were offset by special servicing and CDO collateral management fees generated by our balance sheet portfolio. Gross public company management fees were $3.5 million, $3.5 million, and $4.8 million for the years ended December 31, 2011, 2010, and 2009, respectively. These fees were offset by special servicing and CDO collateral management fees in excess of $3.5 million for 2011 and 2010, and of $3.0 million in 2009.

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

We have developed our investment management business in order to create operating leverage within our platform, generating fee revenue from investing third party capital and, in certain instances, earning co-investment income. Our active investment management mandates are described below:

•
CT Opportunity Partners I, LP, or CTOPI, is currently investing capital. The fund held its final closing in July 2008 with $540 million in total equity commitments from 28 institutional and individual investors. Currently, $325 million of committed equity remains undrawn. We have a $25 million commitment to invest in the fund ($10 million currently funded, $15 million unfunded) and entities controlled by the chairman of our board of directors have committed to invest $20 million. In May 2010, the fund’s investment period was extended to December 13, 2011. In December 2011, the fund’s investment period was further extended to September 13, 2012. The fund targets opportunistic investments in commercial real estate, specifically high yield debt, equity and hybrid instruments, as well as non-performing and sub-performing loans and securities. We earn base management fees of 1.3% per annum of invested capital, as well as net incentive management fees of 17.7% of profits after a 9% preferred return and a 100% return of capital. As of December 31, 2011, CTOPI has invested $469.5 million in 37 transactions, of which $207.9 million remains outstanding.

•
CT High Grade Partners II, LLC, or CT High Grade II, is no longer investing capital (its investment period expired in May 2011). The fund closed in June 2008 with $667 million of commitments from two institutional investors. The fund targeted senior debt opportunities in the commercial real estate sector and did not employ leverage. We earn a base management fee of 0.40% per annum on invested capital. As of December 31, 2011, CT High Grade II has invested $588.1 million in 33 transactions, of which $553.6 million remains outstanding.

•
CT High Grade MezzanineSM, or CT High Grade I, is no longer formally investing capital (its investment period officially expired in July 2008), however, we have continued investing the “high grade” strategy through CT High Grade I on a non-discretionary basis since the end of the CT High Grade II investment period in May 2011. The fund closed in November 2006, with a single, related party institutional investor committing $250 million, which was subsequently increased to $350 million in July 2007. As a result of the re-opening of the platform in May 2011 and the reinvesting of certain realized assets, as of December 31, 2011, we have invested $492.8 million for this account. This separate account has a single investor, W. R. Berkley Corporation, or WRBC, which is our largest shareholder and designates an appointee to our board of directors. CT High Grade I targets lower LTV subordinate debt investments without leverage and invested $420.9 million in 12 transactions during its initial investment period, as well as $71.9 million in two transactions since the platform was re-opened in May 2011. We earn management fees of 0.25% per annum on invested capital for all CT High Grade I investments. As of December 31, 2011, $250.3 million of these investments remain outstanding.

Index

•
CT Large Loan 2006, Inc., or CT Large Loan, is no longer investing capital (its investment period expired in May 2008). The fund closed in May 2006 with total equity commitments of $325 million from eight institutional investors. In light of the performance of this fund, we do not charge the full management fee of 0.75% per annum of fund assets (capped at 1.5% on invested equity), and instead voluntarily capped our fee at $805,000 per annum.

The table below provides additional information regarding the three private equity funds and one separate account we managed as of December 31, 2011.
Investment Management Mandates, as of December 31, 2011
(in millions)						Base	Incentive
		Total	Total Capital	Co-		Management	Management
	Type	Investments(1)	Commitments	Investment %		Fee	Fee
Investing:
CTOPI	Fund	$208	$540	4.63%	(2)	1.28% (Assets)	(3)
CT High Grade I	Sep. Acc.	250	422 (4)	—		0.25% (Assets)	N/A

Liquidating:
CT High Grade II	Fund	554	667	—		0.40% (Assets)	N/A
CT Large Loan	Fund	172	325	—	(5)	0.75% (Assets)(6)	N/A

(1)	Represents total investments, on a cash basis, as of period-end.
(2)	We have committed to invest $25.0 million in CTOPI.
(3)
CTIMCO earns net incentive management fees of 17.7% of profits after a 9% preferred return on capital and a 100% return of capital, subject to a catch-up. We have allocated 45% of the CTOPI incentive management fees to our employees as long-term performance awards.

(4)
CT High Grade I closed with capital commitments of $350 million. Subsequent to the expiration of the CT High Grade I investment period, we continued to invest on behalf of WRBC under the CT High Grade I platform on a non-discretionary basis, bringing WRBC’s total allocated capital to $422 million as of December 31, 2011.

(5)	We have co-invested on a pari passu, asset by asset basis with CT Large Loan.
(6)	Capped at 1.5% of equity. In light of the performance of this fund, we do not charge the full management fee, and instead voluntarily capped our fee at $805,000 per annum.

Originations

We have historically allocated investment opportunities between our balance sheet and investment management vehicles based upon our assessment of risk and return profiles, the availability and cost of capital, and applicable regulatory restrictions associated with each opportunity. Currently, we are originating investments only for our investment management business, which are summarized in the table below for the years ended December 31, 2011 and 2010.

Originations(1)
($ in millions)	Year ended December 31, 2011	Year ended December 31, 2010
	# / $	# / $

Investment management	11 / $219	20 / $306

(1)	Includes total commitments, both funded and unfunded, net of any related purchase discounts.

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

Index

We actively manage our various securities portfolios using a combination of quantitative tools and loan/property level analysis to monitor the performance of the securities and their collateral against original expectations. Securities are analyzed to monitor underlying loan delinquencies, transfers to special servicing, and changes to the servicer’s watch list. Realized losses on underlying loans are tracked and compared to original loss expectations. On a periodic basis, individual loans of concern are also re-underwritten.

Investment in CT Legacy REIT

Following the completion of our March 2011 restructuring, we retained a 52% equity interest in the class A common stock of CT Legacy REIT, comprised of 4,393,750 shares of class A-1 common stock and 775,000 shares of class A-2 common stock. Also, in April 2011, we purchased 118,651 shares of class B common stock of CT Legacy REIT for an average price of $1.20 per share. The outstanding common stock of CT Legacy REIT is comprised of 4.4 million shares of class A-1 common stock, 5.6 million shares of class A-2 common stock, and 1.5 million shares of class B common stock. We also own 100% of the outstanding class A preferred stock of CT Legacy REIT, which initially entitles us to cumulative preferred dividends of $7.5 million per annum. These dividends will be reduced in January 2013 to the greater of (i) 2.5% of CT Legacy REIT’s assets, and (ii) $1.0 million per annum. As a result of our consolidation of CT Legacy REIT, these class A preferred shares are not represented on our financial statements.

The following table details the allocation of CT Legacy REIT’s adjusted equity by class of common stock, and Capital Trust Inc.’s aggregate investment in the common stock of CT Legacy REIT on an adjusted basis as of December 31, 2011. The adjusted equity balance is used to evaluate our investment in CT Legacy REIT because it excludes from GAAP equity the securitization vehicles consolidated at CT Legacy REIT, and other items which are not indicative of our economic interests in the recovery of our legacy portfolio. See section III below for a presentation and discussion of CT Legacy REIT’s adjusted balance sheet and operating results.

Capital Trust, Inc.'s Investment in CT Legacy REIT as of December 31, 2011
(in thousands)

CT Legacy REIT total adjusted assets (1)	$259,932
CT Legacy REIT total adjusted liabilities (1)	(123,785)

Total CT Legacy REIT adjusted equity (1)	$136,147

CT Legacy REIT equity:
Allocable to Class B preferred stock	$125
Allocable to Class A-1 common stock	50,316
Allocable to Class A-2 common stock	76,257
Allocable to Class B common stock	9,449
$136,147
Capital Trust, Inc. ownership by class:
Class A-1 common stock	100%
Class A-2 common stock	14%
Class B common stock (2)	8%

Capital Trust, Inc. adjusted equity allocation:
Class A-1 common stock	50,316
Class A-2 common stock	10,542
Class B common stock (2)	765
Total Capital Trust investment in CT Legacy REIT	$61,623

(1)	See section III below for a presentation and discussion of CT Legacy REIT’s adjusted balance sheet.
(2)
The class B common stock is a subordinate class that entitles its holders to receive approximately 25% of the dividends that would otherwise be payable to the class A-1 common stock, after aggregate cash distributions of $50.0 million have been paid to all other classes of common stock.

As discussed above, our $61.6 million interest in the common stock of CT Legacy REIT is subject to (i) the secured notes, which are collateralized by certain of our equity interests in the common stock of CT Legacy REIT, and (ii) incentive awards that provide for the participation in amounts earned from our retained equity interests in the common stock of CT Legacy REIT.

Index

The following table details our interest in CT Legacy REIT’s adjusted equity, net of the secured notes and management incentive awards as of December 31, 2011:

Capital Trust, Inc.'s Net Investment in CT Legacy REIT as of December 31, 2011
(in thousands)

Gross investment in CT Legacy REIT (1)	$61,623
Secured notes, including prepayment premium (2)	(11,059)
Management incentive awards plan, fully vested (3)	(8,976)

Investment in CT Legacy REIT, net	$41,588

(1)
Gross investment in CT Legacy REIT is calculated on an adjusted basis as detailed in the preceding table. See section III below for a presentation and discussion of CT Legacy REIT’s adjusted balance sheet.

(2)
Includes the full potential prepayment premium on secured notes, as described below. We carry this liability at its accreted basis of $7.8 million on our balance sheet as of December 31, 2011. The remaining interest and prepayment premium will be recognized, as applicable, over the term of the secured notes as a component of interest expense.

(3)
Assumes full payment of the management incentive awards plan, as described below, based on the hypothetical GAAP liquidation value of CT Legacy REIT as of December 31, 2011. We periodically accrue a payable for the management incentive awards plan based on the vesting schedule for the awards and continued employment of the award recipients. As of December 31, 2011, our balance sheet includes $3.1 million in accounts payable and accrued expenses for the management incentive awards plan.

Secured Notes

In conjunction with our March 2011 restructuring and the corresponding satisfaction of our senior credit facility and junior subordinated notes, wholly-owned subsidiaries issued secured notes to these former creditors, which secured notes are non-recourse to us. The secured notes had an aggregate initial face balance of $7.8 million and are secured by 93.5% of our equity interests in the class A-1 and class A-2 common stock of CT Legacy REIT, which represents 48.3% of the total outstanding class A-1 and class A-2 common stock of CT Legacy REIT. The secured notes mature on March 31, 2016 and bear interest at a rate of 8.2% per annum, which interest may be deferred until maturity. All dividends we receive from our equity interests in the common stock of CT Legacy REIT which serve as collateral under the secured notes must be used to pay, or prepay, interest and principal due thereunder, and only after the notes’ full satisfaction will we receive any cash flow from the common equity interests in CT Legacy REIT that serve as collateral for the notes. Any prepayment, or partial prepayment, of the secured notes will incur a prepayment premium resulting in a total payment of principal and interest under the secured notes of $11.1 million.

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

Class A Preferred Stock

In addition to our interest in the common stock of CT Legacy REIT, we also own 100% of its outstanding class A preferred stock, which initially entitles us to cumulative preferred dividends of $7.5 million per annum. These dividends will be reduced in January 2013 to the greater of (i) 2.5% of CT Legacy REIT’s assets, and (ii) $1.0 million per annum. As a result of our consolidation of CT Legacy REIT, these shares of class A preferred stock are not represented on our balance sheet.

Taxes

We account for our operations using accounting principles generally accepted in the United States, or GAAP. Below, we reconcile the differences between our GAAP-basis reporting and the equivalent amounts prepared on an income tax basis.

Index

Our consolidated financial results include three separate taxable entities, Capital Trust, Inc. (a real estate investment trust, or REIT), CTIMCO (a wholly-owned taxable REIT subsidiary, or TRS, of Capital Trust, Inc.), and CT Legacy REIT. These entities are presented on a consolidated basis under GAAP, however they are separate taxpayers.

The table below shows GAAP net income (loss), estimated taxable income (loss), and our GAAP income tax provision for the year ended December 31, 2011 disaggregated for each of these separate taxpaying entities:

Disaggregated Income (Loss) Information by Taxpayer, for the Year Ended December 31, 2011
(in thousands)	GAAP Net Income (Loss)	Estimated Taxable Income	Income Tax Provisison
Capital Trust	$258,629	$26,216	$675
CTIMCO	(2,986)	4,745	1,121
CT Legacy REIT	(3,324)	(7,426)	750
Consolidated GAAP net income and tax provision	$252,319		$2,546

During 2011, in our GAAP-basis consolidated financial statements, we recorded an income tax provision of $2.5 million, which was primarily comprised of a $3.2 million current year tax provision, offset by a $610,000 non-cash deferred income tax provision at CTIMCO due primarily to timing differences of compensation expenses as well as the use of NOL carryforwards.

Capital Trust, Inc.

Capital Trust, Inc. has made a tax election to be treated as a REIT. The primary benefit from this election is that we are able to deduct dividends paid to our shareholders from the calculation of taxable income, effectively eliminating corporate taxes on the operations of the REIT. In order to qualify as a REIT, our activities must focus on real estate investments and we must meet certain asset, income, ownership and distribution requirements. These qualifications have become more difficult to meet in light of the transfer of our legacy portfolio to CT Legacy REIT in conjunction with our March 2011 restructuring, and the lack of new, replacement investment activity. If we fail to maintain our qualification as a REIT in any year, we may be subject to material penalties as well as federal, state, and local income taxes on our taxable income at regular corporate rates. As of December 31, 2011 and 2010, we were in compliance with all REIT requirements.

In addition, we are subject to taxation on the income generated by investments in our CT CDOs. Due to the redirection provisions of our CT CDOs, which reallocate principal proceeds and interest otherwise distributable to us to repay senior note holders, assets financed through our CT CDOs may generate current taxable income without a corresponding cash distribution to us.

As of December 31, 2011, we have approximately $163.1 million of NOLs, and $120.8 million of NCLs available to be carried forward and utilized in future periods. If we are unable to utilize our NOLs, they will expire in 2029. If we are unable to utilize our NCLs, $2.0 million will expire in 2013, $87.4 million will expire in 2014, and $31.4 million will expire in 2015. The availability of these NOLs and NCLs is subject to certain change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Capital Trust, Inc.

Index

The table below reconciles the differences between GAAP net income and estimated taxable income for Capital Trust, Inc.:

Capital Trust GAAP to Tax Reconciliation
(in thousands)	Year Ended December 31, 2011
GAAP net income	$258,629
LESS: GAAP net income of entities not consolidated for tax (1)	(197,289)
Subtotal	61,340

GAAP to tax differences:
Losses, allowances and provisions on investments(2)	(51,460)
Gain recognition related to March 31, 2011 restructuring	18,114
Non-cash interest expense not deductible for tax	5,271
Equity investments(3)	(1,582)
GAAP income tax provision	675
Other	(6,142)
Subtotal	(35,124)

Capital Trust estimated taxable income (4)	$26,216

(1)	Represents the GAAP net income of securitization vehicles which are consolidated into Capital Trust under GAAP, but which are separate taxpayers.
(2)	Comprised of 2011 tax losses that were recognized for GAAP in prior periods. This is offset by GAAP losses that may be recognized in future tax periods.
(3)	GAAP to tax differences relating to our co-investments in CTOPI, primarily the elimination of unrealized gains and losses recorded under GAAP.
(4)	We expect to utilize our net operating losses and net capital losses carried forward from prior periods to offset taxable income for 2011.

For tax year 2011, we expect to utilize net operating losses, or NOLs, and net capital losses, or NCLs, carried forward from prior periods to offset taxable income. The utilization of NOLs will also require us to pay alternative minimum taxes of approximately $400,000.

CTIMCO

CTIMCO is a wholly-owned subsidiary that operates our investment management business (including the management of Capital Trust, Inc.) and holds some of our assets. As a TRS, CTIMCO is subject to corporate taxation. The table below reconciles GAAP net loss to estimated taxable income for CTIMCO:

CTIMCO GAAP to Tax Reconciliation
(in thousands)	Year Ended December 31, 2011
GAAP net loss	($2,986)

GAAP to tax differences:
General and administrative (1)	4,940
GAAP income tax provision	1,121
Other	1,670
Subtotal	7,731

CTIMCO estimated taxable income	$4,745

(1)	Primarily differences associated with stock-based and other compensation to our employees.

For tax year 2011, we paid approximately $1.7 million of estimated taxes at CTIMCO.

Index

CT Legacy REIT

The table below reconciles the differences between GAAP net loss and estimated taxable loss for CT Legacy REIT:

Legacy REIT GAAP to Tax Reconciliation
(in thousands)	Year Ended December 31, 2011
GAAP net loss	($3,324)
LESS: GAAP net income of entities not consolidated for tax (1)	(13,174)
Subtotal	(16,498)

GAAP to tax differences:
Losses, allowances and provisions on investments(2)	3,225
Non-cash interest expense not deductible for tax	1,857
GAAP income tax provision	750
Other	3,240
Subtotal	9,072

CT Legacy REIT estimated taxable loss	($7,426)

(1)	Represents the GAAP net income of securitization vehicles which are consolidated into CT Legacy REIT under GAAP, but which are separate taxpayers.
(2)	Comprised of 2011 GAAP losses that may be recognized in future tax periods.

Certain of CT Legacy REIT’s assets have been transferred to taxable REIT subsidiaries, or TRSs. For tax year 2011, CT Legacy REIT recorded a $750,000 current tax provision related to the operations of one of its TRS entities which had net taxable income for the year, which is not included in the table above. No income taxes were due or paid directly by CT Legacy REIT.

As of December 31, 2011, CT Legacy REIT has approximately $7.4 million of NOLs available to be carried forward and utilized in future periods. If CT Legacy REIT is unable to utilize its NOLs, they will expire in 2031.

Index

II. Discussion of Consolidated Operations of Capital Trust, Inc.

Balance Sheet Investments
Our consolidated balance sheet investments include various types of commercial mortgage backed securities and collateralized debt obligations, or Securities, and commercial real estate loans and related instruments, or Loans, all of which are assets of either CT Legacy REIT or consolidated securitization vehicles. We collectively refer to these as Interest Earning Assets. The table below shows our Interest Earning Assets as of December 31, 2011 and 2010.

Consolidated Interest Earning Assets
(in millions)	December 31, 2011		December 31, 2010
	Book Value	Yield(1)	Book Value	Yield(1)
Securities held-to-maturity	$—	—	$3	10.54%
Loans receivable, net (2)	—	—	519	4.09
Loans held-for-sale, net	—	—	6	—
Subtotal / Weighted Average	$—	—	$528	4.08%

Consolidated VIE Assets
CT Legacy REIT
Securities held-to-maturity	$3	3.31%	$—	—
Loans receivable, net (2)	207	5.21	—	—
Loans held-for-sale, net	31	6.26	—	—
Subtotal / Weighted Average	$241	5.32%	$—	—

Securitization Vehicles
Securities held-to-maturity	$359	7.41%	$504	6.97%
Loans receivable, net	613	5.72	2,891	2.27
Subtotal / Weighted Average	$972	6.34%	$3,395	2.97%

Total / Weighted Average	$1,213	6.14%	$3,923	3.12%

(1)	Yield on floating rate assets assumes LIBOR of 0.24% and 0.30% at December 31, 2011 and 2010, respectively.
(2)
Excludes loan participations sold with a net book value of $19.3 million and $86.8 million as of December 31, 2011 and 2010, respectively. These participations are net of $97.5 million and $172.5 million of provisions for loan losses as of December 31, 2011 and 2010, respectively.

In addition to our investments in Interest Earning Assets, we also hold equity investments in unconsolidated subsidiaries, which represent our co-investments in private equity funds that we manage. As of December 31, 2011, our $10.4 million investment balance relates to one such fund, CT Opportunity Partners I, LP, or CTOPI.

Index

Asset Management

The table below details the overall credit profile of CT Legacy REIT’s Interest Earning Assets, excluding those held by consolidated securitization vehicles, which includes: (i) Loans against which we have recorded a provision for loan losses, or reserves, (ii) Securities which have been other-than-temporarily impaired, and (iii) Loans and Securities that are categorized as Watch List Assets, which are currently performing but pose a higher risk of non-performance and/or loss. We actively monitor and manage Watch List Assets to mitigate these risks in our portfolio.

Portfolio Performance - CT Legacy REIT (1)
(in millions, except for number of investments)	December 31, 2011	December 31, 2010 (2)

Interest earning assets, CT Legacy REIT ($ / #)	$241 / 24	$528 / 38

Impaired Loans (3)
Performing loans ($ / #)	$42 / 3	$59 / 7
Non-performing loans ($ / #)	$22 / 3	$21 / 3
Total ($ / #)	$64 / 6	$80 / 10
Percentage of interest earning assets	26.6%	15.2%

Impaired Securities (3) ($ / #)	$1 / 5	$2 / 6
Percentage of interest earning assets	0.6%	0.4%

Watch List Assets (4)
Watch list loans ($ / #)	$83 / 7	$158 / 9
Watch list securities ($ / #)	$1 / 1	$1 / 1
Total ($ / #)	$84 / 8	$159 / 10
Percentage of interest earning assets	34.9%	30.1%

(1)	Portfolio statistics exclude loan participations sold, but includes loans held-for-sale.
(2)	CT Legacy REIT was formed during 2011. Balances as of December 31, 2010 represent the portfolio when it was held directly by Capital Trust, Inc., before transfer to CT Legacy REIT.
(3)	Amounts represent net book value after provisions for loan losses, valuation allowances on loans-held-for-sale and other-than-temporary impairments of securities.
(4)	Watch List Assets exclude Loans against which we have recorded a provision for loan losses or valuation allowance, and Securities which have been other-than-temporarily impaired.

Index

The table below details the overall credit profile of Interest Earning Assets held in consolidated securitization vehicles, which includes: (i) Loans where we have foreclosed upon the underlying collateral and own an equity interest in real estate, (ii) Loans against which we have recorded a provision for loan losses, or reserves, (iii) Securities which have been other-than-temporarily impaired, and (iv) Loans and Securities that are categorized as Watch List Assets, which are currently performing but pose a higher risk of non-performance and/or loss. We actively monitor and manage Watch List Assets to mitigate these risks in our portfolio.

Portfolio Performance - Consolidated Securitization Vehicles
(in millions, except for number of investments)	December 31, 2011	December 31, 2010

Interest earning assets of consolidated securitization vehicles ($ / #)	$972 / 123	$3,395 / 151

Real estate owned ($ / #)	$10 / 2	$8 / 1
Percentage of interest earning assets	1.1%	0.2%

Impaired Loans (1)
Performing loans ($ / #)	$17 / 4	$168 / 7
Non-performing loans ($ / #)	$26 / 7	$69 / 7
Total ($ / #)	$43 / 11	$237 / 14
Percentage of interest earning assets	4.4%	7.0%

Impaired Securities (1) ($ / #)	$16 / 14	$14 / 11
Percentage of interest earning assets	1.6%	0.4%

Watch List Assets (2)
Watch list loans ($ / #)	$78 / 6	$514 / 12
Watch list securities ($ / #)	$16 / 5	$65 / 9
Total ($ / #)	$94 / 11	$579 / 21
Percentage of interest earning assets	9.7%	17.1%

(1)	Amounts represent net book value after provisions for loan losses, valuation allowances on loans-held-for-sale and other-than-temporary impairments of securities.
(2)	Watch List Assets exclude Loans against which we have recorded a provision for loan losses or valuation allowances, and Securities which have been other-than-temporarily impaired.

As of December 31, 2011, there were significant differences between the estimated fair value and the book value of some of the Securities in our consolidated securitization vehicles portfolio. We believe these differences to be related to the high degree of structural complexity combined with poor reporting available on these securities and a general negative bias against structured financial products and not reflective of a change in cash flow expectations from these securities. Accordingly, we have not recorded any additional other-than-temporary impairments against such Securities. See note 11 to our consolidated financial statements for additional discussion of securities with unrealized losses.

The ratings activity of our consolidated Securities portfolio over the years ended December 31, 2011 and 2010 is detailed below:

Rating Activity(1)
	Year ended December 31, 2011	Year ended December 31, 2010
Securities Upgraded	5	2
Securities Downgraded	22	28

(1)	Represents activity from any of Fitch Ratings, Standard & Poor’s or Moody’s Investors Service.

Capitalization

We capitalize our business with a combination of debt and equity which has included common equity, preferred equity, unsecured debt, and secured debt.

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

The table below describes our consolidated Interest Bearing Liabilities including those of CT Legacy REIT and our consolidated securitization vehicles, as of December 31, 2011 and 2010:

Consolidated Interest Bearing Liabilities (1)
(Principal balance, in millions)	December 31, 2011	December 31, 2010

Recourse debt obligations

Secured credit facilities
Repurchase obligations	$—	$373
Senior credit facility	—	98
Subtotal	—	471

Unsecured credit facilities
Junior subordinated notes	—	144
Total recourse debt obligations	$—	$615

Weighted average effective cost of debt (2) (3)	N/A	3.25%

Non-Recourse debt obligations
Capital Trust, Inc.
Secured notes	$8	$—

Weighted average effective cost of Capital Trust, Inc. debt	8.19%	N/A

CT Legacy REIT
Repurchase obligations	$58	$—
Mezzanine loan	65	—
Total CT Legacy REIT debt obligations	$123	$—

Weighted average effective cost of CT Legacy REIT debt (2) (4)	11.14%	N/A

Consolidated Securitization Vehicles
CT collateralized debt obligations	$742	$982
Other consolidated securitization vehicles	469	2,639
Total securitization vehicles debt obligations	$1,211	$3,621

Weighted average effective cost of securitization vehicles debt (2) (5)	2.68%	1.34%

Total interest bearing liabilities	$1,334	$4,236

Shareholders' deficit	($110)	($411)

(1)	Excludes loan participations sold.
(2)	Floating rate debt obligations assume LIBOR of 0.30% and 0.26% at December 31, 2011 and 2010, respectively.
(3)
Including the impact of interest rate hedges with an aggregate notional balance of $64.1 million as of December 31, 2010, the effective all-in cost of our recourse debt obligations would be 3.77% per annum.

(4)
Including the impact of interest rate hedges with an aggregate notional balance of $60.8 million as of December 31, 2011, the effective all-in cost of CT Legacy REIT’s debt obligations would be 13.46% per annum.

(5)
Including the impact of interest rate hedges with an aggregate notional balance of $296.6 million as of December 31, 2011 and $339.7 million as of December 31, 2010, the effective all-in cost of our consolidated securitization vehicles’ debt obligations would be 3.98% and 1.78% per annum, respectively.

Index

Secured Notes

In conjunction with our March 2011 restructuring and the corresponding satisfaction of our senior credit facility and junior subordinated notes, wholly-owned subsidiaries issued secured notes to these former creditors, which secured notes are non-recourse to us. The secured notes had an aggregate initial face balance of $7.8 million and are secured by 93.5% of our equity interests in the class A-1 and A-2 common stock of CT Legacy REIT, which represents 48.3% of the total outstanding class A-1 and A-2 common stock of CT Legacy REIT. The secured notes mature on March 31, 2016 and bear interest at a rate of 8.2% per annum, which interest may be deferred until maturity. All dividends we receive from our equity interests in the common stock of CT Legacy REIT which serve as collateral under the secured notes must be used to pay, or prepay, interest and principal due thereunder, and only after the notes’ full satisfaction will we receive any cash flow from the common equity interests in CT Legacy REIT that serve as collateral for the notes. Any prepayment, or partial prepayment, of the secured notes will incur a prepayment premium resulting in a total payment of principal and interest under the secured notes of $11.1 million.

During the second quarter of 2011, we purchased $405,000 of the secured notes at par.

Repurchase Obligations

As of December 31, 2011, CT Legacy REIT was party to one repurchase obligation with JPMorgan, which is non-recourse to Capital Trust, Inc., has an aggregate outstanding balance of $58.5 million, and an all-in cost of LIBOR plus 2.50% per annum (2.80% at December 31, 2011).

Subsequent to the March 31, 2011 restructuring, $246.3 million of the legacy repurchase obligations were repaid, including the full repayment and termination of the Morgan Stanley and Citigroup facilities and a release of the remaining collateral thereunder, as well as a $115.1 million repayment of the JPMorgan facility.

See Note 10 to our consolidated financial statements for additional discussion of the terms of CT Legacy REIT’s repurchase obligations.

Subsequent to year-end, in February 2012, we refinanced the JPMorgan repurchase facility and the mezzanine loan with a single, new $124.0 million repurchase facility with JPMorgan. The new facility matures in December 2014, carries a rate of LIBOR+5.50%, and has paydown hurdles and associated potential rate increases over the term of the facility. See Note 22, Subsequent Events, to our consolidated financial statements for additional discussion.

Mezzanine Loan

In order to finance our March 2011 restructuring, CT Legacy REIT entered into an $83.0 million mezzanine loan with Five Mile that carries a 15.0% per annum interest rate, of which 7.0% per annum may be deferred, and that matures on March 31, 2016. The mezzanine loan is non-recourse to Capital Trust, Inc. except for certain limited non-recourse, “bad boy” carve outs.

During the second quarter of 2011, $20.0 million of the mezzanine loan was repaid using proceeds from the satisfaction of former Morgan Stanley and Citigroup repurchase facility collateral assets.

See Note 10 to our consolidated financial statements for additional discussion of the terms of CT Legacy REIT’s mezzanine loan.

Subsequent to year-end, in February 2012, we refinanced the JPMorgan repurchase facility and the mezzanine loan with a single, new $124.0 million repurchase facility with JPMorgan. See Note 22, Subsequent Events, to our consolidated financial statements for additional discussion.

Securitized Debt Obligations

Non-recourse debt obligations of consolidated securitization vehicles include our four CT CDOs, as well as securities issued by other consolidated securitization vehicles which are not sponsored by us.

Index

These consolidated non-recourse securitized debt obligations are described below:

Non-Recourse Securitized Debt Obligations
(in millions)	December 31, 2011		December 31, 2010
	Book Value	All-in Cost(1)	Book Value	All-in Cost(1)

CT CDOs
CT CDO I	$121	1.19%	$200	0.96%
CT CDO II	200	1.22	262	1.06
CT CDO III	200	5.17	240	5.16
CT CDO IV	222	1.21	281	1.04
Total CT CDOs	$743	2.28%	$983	2.03%

Other securitization vehicles
GMACC 1997-C1	$84	7.09%	$97	7.12%
GECMC 00-1 H	25	5.50	N/A	N/A
GSMS 2006-FL8A	51	1.43	126	0.81
JPMCC 2005-FL1A	—	―	96	0.82
MSC 2007-XLFA	—	―	751	0.49
MSC 2007-XLCA	310	2.44	522	1.52
CSFB 2006-HC1	—	―	1,046	0.77
Total other securitization vehicles	$470	3.33%	$2,638	1.08%

Total non-recourse debt obligations	$1,213	2.68%	$3,621	1.34%

(1)	Includes amortization of premiums and issuance costs of CT CDOs. Floating rate debt obligations assume LIBOR of 0.30% and 0.26% at December 31, 2011 and 2010, respectively.

Shareholders’ Equity

We did not issue any new shares of class A common stock during the year ended December 31, 2011. Changes in the number of outstanding shares during the year ended December 31, 2011 resulted from employee restricted common stock grants, forfeitures and vesting, as well as stock unit grants to our board of directors.

The following table calculates our book value per share as of December 31, 2011 and 2010:

Shareholders' Equity
	December 31, 2011	December 31, 2010

Book value (in millions)	($110)	($411)
Shares:
Class A common stock	21,966,684	21,916,716
Restricted common stock	244,424	32,785
Stock units	562,335	485,399
Warrants & Options (1)	—	—
Total	22,773,443	22,434,900
Book value per share	($4.85)	($18.33)

(1)
Excludes shares issuable upon the exercise of outstanding warrants and options. These shares are not dilutive as of both December 31, 2011 and 2010 because an increase in shares would decrease our book deficit per share.

As of December 31, 2011, there were 22,211,108 shares of our class A common stock and restricted common stock outstanding. There were also outstanding warrants to purchase 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share. The warrants will become exercisable on March 16, 2012 and expire on March 16, 2019, and may be exercised in a cashless manner.

In addition, the equity section of our consolidated balance sheet includes amounts attributable to noncontrolling interests. Noncontrolling interests represent the equity interests in CT Legacy REIT not owned by us, and is currently a deficit on a consolidated basis due to losses recognized on loans in securitization vehicles in excess of CT Legacy REIT’s investment in such entities. As these excess losses are reversed and CT Legacy REIT generates earnings, these noncontrolling interests will be adjusted to reflect the value of CT Legacy REIT’s net assets not owned by us.

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

As of December 31, 2011, we had two such participations sold with a total gross book value of $116.7 million, one of which was transferred to CT Legacy REIT in conjunction with our March 2011 restructuring. We have recorded a $97.5 million provision for loan losses against one of these participation sold assets, resulting in a net book value of $19.3 million as of December 31, 2011. As described above, we have not adjusted the related liability of the impaired loan participation sold, resulting in a negative $97.5 million impact to equity.

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

The table below details our interest rate exposure as of December 31, 2011 and 2010:

Interest Rate Exposure
(in millions)	December 31, 2011	December 31, 2010
Value exposure to interest rates(1)
Fixed rate assets	$844	$898
Fixed rate debt	(394)	(493)
Interest rate swaps	(357)	(404)
Net fixed rate exposure	$93	$1
Weighted average coupon (fixed rate assets)	7.29%	7.18%

Cash flow exposure to interest rates(1)
Floating rate assets	$863	$3,616
Floating rate debt less cash	(901)	(3,717)
Interest rate swaps	357	404
Net floating rate exposure	$319	$303
Weighted average coupon (floating rate assets) (2)	3.59%	2.13%

Net income impact from 100 bps change in LIBOR	$3.2	$3.0

(1)	All values are in terms of face or notional amounts, and include loans classified as held-for-sale.
(2)	Weighted average coupon assumes LIBOR of 0.30% and 0.26% at December 31, 2011 and 2010, respectively.

Index

Results of Operations

Comparison of Results of Operations: Year Ended December 31, 2011 vs. December 31, 2010
(in thousands, except per share data)
	2011	2010	$ Change	% Change
Income from loans and other investments:
Interest and related income	$117,162	$158,794	($41,632)	(26.2%)
Less: Interest and related expenses	96,974	123,963	(26,989)	(21.8%)
Income from loans and other investments, net	20,188	34,831	(14,643)	(42.0%)

Other revenues:
Management fees from affiliates	6,618	7,808	(1,190)	(15.2%)
Incentive management fees from affiliates	—	733	(733)	(100.0%)
Servicing fees	8,497	6,404	2,093	32.7%
Total other revenues	15,115	14,945	170	1.1%

Other expenses:
General and administrative	23,867	18,799	5,068	27.0%
Total other expenses	23,867	18,799	5,068	27.0%

Total other-than-temporary impairments of securities	(49,309)	(77,960)	28,651	(36.8%)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	1,243	9,594	(8,351)	(87.0%)
Impairment of real estate held-for-sale	(1,055)	(4,000)	2,945	(73.6%)
Net impairments recognized in earnings	(49,121)	(72,366)	23,245	(32.1%)

Recovery of (provision for) loan losses	19,326	(146,478)	165,804	N/A
Valuation allowance on loans held-for-sale	(1,456)	(2,119)	663	(31.3%)
Gain on extinguishment of debt	271,031	3,134	267,897	N/A
Income from equity investments	3,649	3,608	41	1.1%
Income (loss) before income taxes	254,865	(183,244)	438,109	N/A
Income tax provision	2,546	2,100	446	21.2%

Net income (loss)	$252,319	($185,344)	$437,663	N/A

Add: Net loss attributable to noncontrolling interests	5,823	—	—	100.0%

Net income (loss) attributable to Capital Trust, Inc.	$258,142	($185,344)	$437,663	N/A

Net income (loss) per share - diluted	$10.78	($8.28)	$19.06	N/A

Dividend per share	$0.00	$0.00	$0.00	N/A

Average LIBOR	0.30%	0.27%	0.03%	9.7%

Income from loans and other investments, net

A decline in consolidated Interest Earning Assets of $2.7 billion, or 70%, from December 31, 2010 to December 31, 2011 and an increase in non-performing loans contributed to a $41.6 million, or 26%, decrease in interest income during the year ended December 31, 2011 compared to the year ended December 31, 2010. Interest expense decreased by $27.0 million due to decreases in leverage of $3.0 billion, or 67%, offset by non-cash interest expense of $11.9 million recorded at CT Legacy REIT in 2011 due to the discontinuation of hedge accounting and the amortization of costs associated with the mezzanine loan. On a net basis, net interest income decreased by $14.6 million, or 42%.

Management fees from affiliates

Base management fees from our investment management business decreased $1.2 million, or 15%, during 2011 compared to 2010. The decrease was attributed primarily to a decrease of $1.3 million in fees from CTOPI due to an amendment to the fund’s management agreement which reduced management fees and extended the fund’s investment period. This decrease was primarily offset by increased fees at CT High Grade II due to additional investment activity.

Incentive management fees from affiliates

We recorded $733,000 of incentive management fees during 2010 in conjunction with the liquidation of CT Mezzanine Partners III, Inc. We recorded no such fees during 2011.

Index

Servicing fees

Servicing fees increased $2.1 million during 2011 compared to 2010. The increase in fees was primarily due to modification activity on loans for which we are named special servicer.

General and administrative expenses

General and administrative expenses include personnel costs, operating expenses, professional fees and expenses associated with consolidated securitization vehicles. Excluding expenses from consolidated securitization vehicles, general and administrative expenses increased by $5.7 million year over year, from 2010 to 2011. The increase was primarily due to restructuring awards and the non-cash management incentive plan. Net of these items, general and administrative expenses decreased by $124,000 relative to 2010.

Net impairments recognized in earnings

During 2011, we recorded a gross other-than-temporary impairment of $49.3 million on nine of our securities that had an adverse change in cash flow expectations. Of this amount, $1.2 million (the amount considered fair value adjustments in excess of credit impairment) was included in other comprehensive income, resulting in a net $48.1 million impairment (the amount considered credit impairment) included in earnings. In addition, we recorded a $1.0 million impairment on Real Estate Held-for-Sale to reflect the property at estimated fair value, less cost to sell.

During 2010, we recorded a gross other-than-temporary impairment of $78.0 million on 14 of our securities that had an adverse change in cash flow expectations. Of this amount, $9.6 million was included in other comprehensive income, resulting in a net $68.4 million impairment included in earnings. In addition, we recorded a $4.0 million impairment on Real Estate Held-for-Sale to reflect the property at estimated fair value, less cost to sell.

Recovery of (provision for) loan losses

During 2011, we recorded a $49.3 million recovery of provisions for loan losses on seven loans that had been previously impaired, offset by $30.0 million of provisions for loan losses against four loans. During 2010, we recorded a $163.2 million provision for loan losses against 12 loans, offset by a $16.7 million recovery on four loans that had previously been impaired.

Valuation allowance on loans held-for-sale

During 2011, we recorded a $1.5 million valuation allowance related to one loan that was classified as held-for-sale to reflect this asset at estimated fair value. During 2010, we recorded a $2.1 million valuation allowance on two loans that we classified as held-for-sale to reflect these assets at estimated fair value.

Gain on extinguishment of debt

During 2011, we recorded a $271.0 million gain on the extinguishment of debt due to (i) the extinguishment of the senior credit facility and junior subordinated notes of $174.8 million as part of March 2011 restructuring, (ii) termination of loan participations sold of $75.0 million, and (iii) realized losses in consolidated securitization vehicles of $21.2 million. During 2010, we recorded a $3.1 million gain on the extinguishment of debt due to the restructuring of one of our loan participations sold, and realized losses in consolidated securitization vehicles.

Income from equity investments

The income from equity investments during 2011 of $3.6 million was from our co-investment in CTOPI. CTOPI’s income was largely the result of fair value adjustments on its investment portfolio, and the recognition of income on investments purchased at a discount. The income from equity investments during 2010 of $3.6 million was similarly from our co-investment in CTOPI.

Income tax provision

During 2011, we recorded an income tax provision of $2.5 million as a result of a $3.2 million current income tax provision, offset by a $611,000 non-cash income tax benefit due to an increase in the deferred tax asset of our taxable REIT subsidiary, CTIMCO.

During 2010, we recorded an income tax provision of $2.1 million, comprised of $735,000 in current year taxes paid and $1.4 million in non-cash tax expense due primarily to our utilization of net operating losses to partially offset taxable income. These taxes were exclusively the result of taxable income generated by CTIMCO.

Dividends

We did not pay any dividends on our class A common stock in 2011 or 2010.

Index

Comparison of Results of Operations: Year Ended December 31, 2010 vs. December 31, 2009
(in thousands, except per share data)
	2010	2009	$ Change	% Change
Income from loans and other investments:
Interest and related income	$158,794	$121,971	$36,823	30.2%
Less: Interest and related expenses	123,963	79,794	44,169	55.4%
Income from loans and other investments, net	34,831	42,177	(7,346)	(17.4%)

Other revenues:
Management fees from affiliates	7,808	11,743	(3,935)	(33.5%)
Incentive management fees from affiliates	733	—	733	N/A
Servicing fees	6,404	1,679	4,725	281.4%
Total other revenues	14,945	13,422	1,523	11.3%

Other expenses:
General and administrative	18,799	22,173	(3,374)	(15.2%)
Total other expenses	18,799	22,173	(3,374)	(15.2%)

Total other-than-temporary impairments of securities	(77,960)	(123,894)	45,934	(37.1%)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	9,594	14,256	(4,662)	(32.7%)
Impairment of goodwill	—	(2,235)	2,235	N/A
Impairment of real estate held-for-sale	(4,000)	(2,233)	(1,767)	79.1%
Net impairments recognized in earnings	(72,366)	(114,106)	41,740	(36.6%)

Provision for loan losses	(146,478)	(482,352)	335,874	(69.6%)
Valuation allowance on loans held-for-sale	(2,119)	—	(2,119)	N/A
Gain on extinguishment of debt	3,134	—	3,134	N/A
Loss on sale of investments	—	(10,363)	10,363	N/A
Income (loss) from equity investments	3,608	(3,736)	7,344	N/A
Loss before income taxes	(183,244)	(577,131)	390,753	(68.2%)
Income tax provision (benefit)	2,100	(694)	2,794	(402.6%)

Net loss	($185,344)	($576,437)	$387,959	N/A

Net loss per share - diluted	($8.28)	($25.76)	$17.48	(67.8%)

Dividend per share	$0.00	$0.00	$0.00	N/A

Average LIBOR	0.27%	0.33%	(0.06%)	(17.2%)

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

Index

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

Net impairments recognized in earnings

During 2010, we recorded a gross other-than-temporary impairment of $78.0 million on 14 of our Securities that had an adverse change in cash flow expectations. Of this amount, $9.6 million (the amount considered fair value adjustments in excess of credit impairment) was included in other comprehensive income, resulting in a net $68.4 million impairment (the amount considered credit impairment) included in earnings. In addition, we recorded a $4.0 million impairment on Real Estate Held-for-Sale to reflect the property at fair value, less cost to sell.

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

Gain on extinguishment of debt

During 2010, we recorded a $3.1 million gain on the extinguishment of debt due to one of our participations sold being restructured and due to realized losses from collateral assets held by consolidated securitization vehicles. We recorded no such gains in 2009.

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

Index

Dividends

We did not pay any dividends on our class A common stock in 2010 or 2009.

Liquidity and Capital Resources

Liquidity

As of December 31, 2011, our primary sources of liquidity include: (i) $34.8 million of cash on deposit at Capital Trust, Inc. and CTIMCO; (ii) the class A preferred dividends we receive from CT Legacy REIT; (iii) management fees we earn from private equity funds and CDOs we manage; and (iv) fees earned from special servicing assignments. Uses of liquidity include operating expenses; various capital commitments to our managed funds; taxes; and any dividends necessary to maintain our REIT status. We generally have no obligations to provide financial support to CT Legacy REIT or our consolidated securitization vehicles, and all debt obligations of such entities, though consolidated onto our financial statements, are non-recourse to us. We believe our current sources of capital will be adequate to meet our near-term cash requirements.

We currently do not have access to liquidity from our portfolio of Interest Earning Assets. CT Legacy REIT owns a substantial portion of our Interest Earning Assets, the proceeds of which cannot be distributed to CT Legacy REIT’s common shareholders, including us, until the related repurchase obligation and mezzanine loan have been repaid. In addition, the first $11.1 million of distributions to us from CT Legacy REIT must be used to repay our secured notes before any cash flow is available to us. Accordingly, other than the preferred dividends discussed above, we will not receive distributions from CT Legacy REIT in the near term. We will, however, receive our proportionate share of the proceeds generated from the CT Legacy REIT portfolio, subject to repayment of our secured notes, once CT Legacy REIT’s leverage has been repaid.

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

We experienced a net increase in cash of $10.4 million for the year ended December 31, 2011, compared to a net decrease of $3.5 million for the year ended December 31, 2010.

Cash provided by operating activities during the year ended December 31, 2011 was $28.9 million, compared to cash provided by operating activities of $36.4 million during 2010. The decrease was primarily due to a decrease in our cash net interest margin and expenses related to our March 2011 restructuring.

During the year ended December 31, 2011, cash provided by investing activities was $2.1 billion, compared to $328.9 million provided by investing activities during 2010. The increase was primarily due to additional asset principal repayments inside of consolidated securitization vehicles in 2011.

During the year ended December 31, 2011, cash used in financing activities was $2.1 billion, compared to $368.8 million during the same period in 2010. This increase was primarily due to (i) additional repayments of securitized debt obligations of $1.5 billion during 2011, (ii) additional repayments of our repurchase obligations of $236.2 million, (iii) a combined $27.6 million of repayments to extinguish our senior credit facility and junior subordinated notes at a discount, and (iv) the payment of $11.1 million of finance costs associated with our March 2011 restructuring. This was offset by net borrowings of $63.0 million under the mezzanine loan at CT Legacy REIT.

Index

Capitalization

Our authorized capital stock consists of 100,000,000 shares of class A common stock, of which 22,211,108 shares were issued and outstanding as of December 31, 2011, and 100,000,000 shares of preferred stock, none of which were outstanding as of December 31, 2011.

Pursuant to the terms of our prior debt restructuring completed on March 16, 2009, we issued to JPMorgan, Morgan Stanley and Citigroup warrants to purchase 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share, the closing bid price on the New York Stock Exchange on March 13, 2009. The warrants will become exercisable on March 16, 2012 and expire on March 16, 2019, and may be exercised in a cashless manner.

Secured Notes

As of December 31, 2011, we had non-recourse notes outstanding with a face balance of $7.8 million which are secured by 93.5% of our equity interests in the class A-1 and class A-2 common stock of CT Legacy REIT. The terms of these agreements are described in Note 7 to our consolidated financial statements.

CT Legacy REIT

As of December 31, 2011, CT Legacy REIT was an obligor under a $58.5 million outstanding repurchase obligation, as well as a $65.3 million mezzanine loan. These facilities are all non-recourse to us, and are further described in Note 10 to our consolidated financial statements.

Consolidated Securitization Vehicles

As of December 31, 2011, our consolidated securitization vehicles had non-recourse securitized debt obligations with a total face value of $1.2 billion. The terms of these obligations are described in Note 11 to our consolidated financial statements.

Contractual Obligations

The following table sets forth information about certain of our contractual obligations as of December 31, 2011:

Contractual Obligations(1)
(in millions)
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Parent Level
Secured notes (2)	$11	$—	$—	$11	$—
Equity investments(3)	15	15	—	—	—
Operating lease obligations	7	1	2	2	2
Subtotal	33	16	2	13	2

CT Legacy REIT
Repurchase obligations	58	—	58	—	—
Mezzanine loan	65	—	—	65	—
Subtotal	123	—	58	65	—

Consolidated Securitization Vehicles
CT CDOs	742	—	—	—	742
Other securitization vehicles	469	—	—	—	469
Subtotal	1,211	—	—	—	1,211

Total contractual obligations	$1,367	$16	$60	$78	$1,213

(1)
We are also subject to interest rate swaps for which we cannot estimate future payments due. Excludes events which have occurred subsequent to year-end. See Note 22, Subsequent Events, to our consolidated financial statements for additional discussion.

(2)	The secured notes mature on March 31, 2016. As of December 31, 2011, $7.8 million of principal is outstanding, however we will ultimately pay $11.1 million at maturity.
(3)
CTOPI’s investment period expires in September 2012, at which point our obligation to fund capital calls will be limited. It is possible that our unfunded capital commitment will not be entirely called, and the timing and amount of such required contributions is not estimable. Our entire unfunded commitment is assumed to be funded by September 2012 for purposes of the above table.

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

Index

The following table details the transition from our consolidated balance sheet prepared in accordance with GAAP to the adjusted balance sheets of Capital Trust, Inc. and CT Legacy REIT, as of December 31, 2011:

Adjusted Balance Sheet as of December 31, 2011
(in thousands, except per share data)			Adjusted Balance Sheet
	Consolidated GAAP		CT Legacy	Capital
	Capital Trust, Inc.	Adjustments (1)(2)(3)	REIT	Trust, Inc.
Assets
Cash and cash equivalents	$34,818	$—	$—	$34,818
Loans receivable, net	19,282	(19,282)	—	—
Equity investments in unconsolidated subsidiaries	10,399	—	—	10,399
Investment in CT Legacy REIT	—	61,623	—	61,623
Deferred income taxes	1,268	—	—	1,268
Prepaid expenses and other assets	4,533	947	—	5,480
Subtotal	70,300	43,288	—	113,588

Assets of Consolidated VIEs
CT Legacy REIT, Excluding Securitization Vehicles
Restricted cash	12,985	—	12,985	—
Securities held-to-maturity	2,602	4,837	7,439	—
Loans receivable, net	206,514	—	206,514	—
Loans held-for-sale, net	30,875	—	30,875	—
Accrued interest receivable and other assets	2,119	—	2,119	—
Subtotal	255,095	4,837	259,932	—

Assets of consolidated securitization vehicles	1,040,921	(1,040,921)	—	—

Total/adjusted assets	$1,366,316	($992,796)	$259,932	$113,588

Liabilities & Shareholders' Equity
Accounts payable and accrued expenses	$8,075	$—	$—	$8,075
Secured notes	7,847	—	—	7,847
Participations sold	19,282	(19,282)	—	—
Subtotal	35,204	(19,282)	—	15,922

Non-Recourse Liabilities of Consolidated VIEs
CT Legacy REIT, Excluding Securitization Vehicles
Accounts payable and accrued expenses	743	650	1,393	—
Repurchase obligations	58,464	—	58,464	—
Mezzanine loan, net of unamortized discount	55,111	—	55,111	—
Participations sold	97,465	(97,465)	—	—
Interest rate hedge liabilities	8,817	—	8,817	—
Subtotal	220,600	(96,815)	123,785	—

Liabilities of consolidated securitization vehicles	1,239,451	(1,239,451)	—	—

Total/adjusted liabilities	1,495,255	(1,355,548)	123,785	15,922

Total/adjusted equity	(110,424)	344,237	136,147	97,666

Noncontrolling interests	(18,515)	18,515	—	—

Total/adjusted liabilities and shareholders' equity	$1,366,316	($992,796)	$259,932	$113,588

Capital Trust, Inc. book value/adjusted book value per share:
Basic	($4.85)			$4.29
Diluted	($4.85)			$3.94

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

The following table details the transition from our consolidated statement of operations prepared in accordance with GAAP to the adjusted operating results of Capital Trust, Inc. and CT Legacy REIT for the year ended December 31, 2011:

Adjusted Income Statement for the Year Ended December 31, 2011
(in thousands, except per share data)			Adjusted Income Statement
	Consolidated GAAP		CT Legacy	Capital
	Capital Trust, Inc.	Adjustments (1)(2)(3)	REIT	Trust, Inc.

Income from loans and other investments:
Interest and related income	$117,162	($89,929)	$18,479	$8,754
Less: Interest and related expenses	96,974	(73,154)	19,554	4,266
Income from loans and other investments, net	20,188	(16,775)	(1,075)	4,488

Other revenues:
Management fees from affiliates	6,618	—	—	6,618
Servicing fees	8,497	1,392	—	9,889
Total other revenues	15,115	1,392	—	16,507

Other expenses:
General and administrative	23,867	(758)	2,585	20,524
Total other expenses	23,867	(758)	2,585	20,524

Total other-than-temporary impairments on securities	(49,309)	24,698	(24,598)	(13)
Portion of other-than-temporary impairments on securities recognized in other comprehensive income	1,243	(2,883)	—	(1,640)
Impairments on real estate held-for-sale	(1,055)	1,055	—	—
Net impairments recognized in earnings	(49,121)	22,870	(24,598)	(1,653)

Recovery of provision for loan losses	19,326	(1,011)	10,401	7,914
Valuation allowance on loans held-for-sale	(1,456)	—	(1,456)	—
Gain on extinguishment of debt	271,031	(96,185)	—	174,846
Income from equity investments	3,649	—	—	3,649
Loss from CT Legacy REIT	—	—	—	(10,646)
Intercompany dividends	—	—	(5,646)	5,646
Income (loss)/adjusted income (loss) before income taxes	254,865	(88,951)	(24,959)	180,227

Income tax provision	2,546	—	750	1,796

Net income (loss)/adjusted net income (loss) before noncontrolling interests	252,319	(88,951)	(25,709)	178,431

Add: Net loss attributable to noncontrolling interests	5,823	(5,823)	—	—

Net income (loss)/adjusted net income (loss)	$258,142	($94,774)	($25,709)	$178,431

Earnings/adjusted earnings per share:
Basic	$11.39			$7.87
Diluted	$10.78			$7.45

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

Index

The following table details the transition from our consolidated statement of operations prepared in accordance with GAAP to the adjusted operating results of Capital Trust, Inc. and CT Legacy REIT, for the three months ended December 31, 2011:

Adjusted Income Statement for the Three Months Ended December 31, 2011
(in thousands, except per share data)			Adjusted Income Statement
	Consolidated GAAP		CT Legacy	Capital
	Capital Trust, Inc.	Adjustments (1)(2)(3)	REIT	Trust, Inc.

Income from loans and other investments:
Interest and related income	$21,975	($16,916)	$5,059	$—
Less: Interest and related expenses	16,593	(12,662)	3,770	161
Income from loans and other investments, net	5,382	(4,254)	1,289	(161)

Other revenues:
Management fees from affiliates	1,691	—	—	1,691
Servicing fees	6,289	760	—	7,049
Total other revenues	7,980	760	—	8,740

Other expenses:
General and administrative	3,999	(112)	452	3,435
Total other expenses	3,999	(112)	452	3,435

Total other-than-temporary impairments on securities	(13,689)	12,567	(1,122)	—
Portion of other-than-temporary impairments on securities recognized in other comprehensive income	4,341	(4,341)	—	—
Net impairments recognized in earnings	(9,348)	8,226	(1,122)	—

(Provision for) recovery of loan losses	(15,075)	20,428	5,353	—
Valuation allowance on loans held-for-sale	(1,232)	—	(1,232)	—
Income from equity investments	1,544	—	—	1,544
Income from CT Legacy REIT	—	—	—	524
Intercompany dividends	—	—	(1,875)	1,875
(Loss) income/adjusted income before income taxes	(14,748)	25,272	1,961	9,087

Income tax provision	1,332	—	750	582

Net (loss) income/adjusted net income before noncontrolling interests	(16,080)	25,272	1,211	8,505

Add: Net loss attributable to noncontrolling interests	7,758	(7,758)	—	—

Net (loss) income/adjusted net income	($8,322)	$17,514	$1,211	$8,505

Earnings/adjusted earnings per share:
Basic	($0.37)			$0.37
Diluted	($0.37)			$0.36

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

Index

Quarterly Performance

The following table describes the activity in Capital Trust, Inc.’s balance sheet accounts, on an adjusted basis, during the fourth quarter of 2011:

Comparison of adjusted balance sheet of Capital Trust, Inc: As of December 31, 2011 vs. September 30, 2011
(in thousands)
	December 31, 2011	September 30, 2011	Change	% Change
Assets:

Cash and cash equivalents	$34,818	$28,219	$6,599	23.4%
Equity investments in unconsolidated subsidiarie	10,399	10,611	(212)	(2.0%)
Investment in CT Legacy REIT	61,623	61,098	525	0.9%
Deferred income taxes	1,268	1,750	(482)	(27.5%)
Prepaid expenses and other assets	5,480	2,734	2,746	100.4%
Total adjusted assets	$113,588	$104,412	$9,176	8.8%

Liabilities and Shareholders' Equity

Liabilities:
Accounts payable and accrued expenses	$8,075	$7,717	$358	4.6%
Secured notes	7,847	7,686	161	2.1%
Total adjusted liabilities	15,922	15,403	519	3.4%

Total Adjusted Shareholders' Equity	97,666	89,009	8,657	9.7%

Total adjusted liabilities and shareholders'	$113,588	$104,412	$9,176	8.8%

Cash and cash equivalents

Cash and cash equivalents increased by $6.6 million during the fourth quarter of 2011. This was primarily due to (i) $6.1 million of special servicing fees, (ii) $1.9 million of preferred dividend distributions received from CT Legacy REIT, (iii) net distributions of $1.8 million from CTOPI, and (iv) $1.3 million of investment management and CDO collateral management fees received from affiliates. This was offset by (i) payments of $2.8 million of general and administrative expenses, and (ii) $1.7 million of estimated tax payments at CTIMCO.

Equity investments in unconsolidated subsidiaries

The decrease of $212,000 was due to $1.8 million of net distributions received from CTOPI, offset by $1.6 million of income recognized from our co-investment in CTOPI.

Investment in CT Legacy REIT

The increase of $525,000 was due to the recognition of our share of CT Legacy REIT’s adjusted net income for the fourth quarter of 2011.

Deferred income taxes

The decrease in deferred income taxes was primarily due to the expected utilization of net operating loss carryforwards and the timing difference between GAAP and tax in connection with the recognition of certain general and administrative expenses at our taxable REIT subsidiary, CTIMCO.

Prepaid expenses and other assets

The increase in prepaid expenses and other assets was primarily due to the accrual of management fees and special servicing fees that were earned in 2011 but were not collected until January 2012, as well as an estimated income tax refund at Capital Trust, Inc.

Accounts payable and accrued expense

The $358,000 increase in accounts payable and accrued expenses was primarily due to an increase in accrued general and administrative expenses.

Index

Secured notes

The secured note balance increased due to $161,000 of deferred interest accrued during the fourth quarter of 2011.

Total adjusted shareholders’ equity

Adjusted shareholders’ equity increased primarily due to $8.5 million of adjusted net income for the fourth quarter of 2011.

The following table compares Capital Trust, Inc.’s operating results, on an adjusted basis, during the third and fourth quarters of 2011:

Comparison of adjusted operating results of Capital Trust, Inc: Three Months Ended December 31, 2011 vs. September 30, 2011
(in thousands)
	Q4 2011	Q3 2011	Change	% Change
Income from loans and other investments:
Interest and related income	$—	$—	$—	N/A
Less: Interest and related expenses	161	98	63	64.3%
Income from loans and other investments, net	(161)	(98)	(63)	64.3%

Other revenues:
Management fees	1,691	1,753	(62)	(3.5%)
Servicing fees	7,049	1,658	5,391	325.2%
Total other revenues	8,740	3,411	5,329	156.2%

Other expenses:
General and administrative	3,435	4,313	(878)	(20.4%)
Total other expenses	3,435	4,313	(878)	(20.4%)

Income from equity investments	1,544	307	1,237	402.9%
Income (loss) from CT Legacy REIT	524	(4,480)	5,004	N/A
Intercompany dividends	1,875	1,875	—	—%
Adjusted net income (loss) before income taxes	9,087	(3,298)	12,385	N/A
Income tax provision (benefit)	582	(236)	818	N/A

Adjusted net income (loss)	$8,505	($3,062)	$11,567	N/A

Income from loans and other investments, net

Increase in interest expense during the fourth quarter of 2011 was primarily due to non-cash adjustments related to previously settled interest rate swaps.

Management fees from affiliates

Base management fees from our investment management business decreased slightly by $62,000 during the fourth quarter of 2011.

Servicing fees

Servicing fees increased $5.4 million during the fourth quarter of 2011 compared to the third quarter of 2011. The change was primarily due to higher levels of loan modifications and liquidations that were completed in the fourth quarter.

General and administrative expenses

General and administrative expenses include personnel costs, operating expenses and professional fees. Other than the non-cash expense related to the management incentive awards plan, these expenses were generally consistent from period-to-period.

Income from equity investments

The income from equity investments during the fourth quarter of 2011 of $1.5 million was derived from our co-investment in CTOPI. CTOPI’s income for the quarter was largely the result of (i) realization of income on loans purchased at discounts that were satisfied at par during the quarter, and (ii) fair value adjustments on its investment portfolio. The income from equity investments during the third quarter of 2011 was also primarily from our co-investment in CTOPI.

Index

Income (loss) from CT Legacy REIT

During the fourth quarter of 2011, we recognized $524,000 of adjusted income from CT Legacy REIT. The income was driven by net recoveries of provisions for loan losses recorded at CT Legacy REIT during the fourth quarter of 2011. During the third quarter of 2011, we recognized $4.5 million of adjusted loss from CT Legacy REIT. The loss was driven by other-than-temporary impairments of securities recorded at CT Legacy REIT during the third quarter of 2011.

Income tax provision

We recorded a $582,000 income tax provision during the fourth quarter of 2011, which was primarily due to net payments of estimated taxes during the fourth quarter, as well as changes in the deferred tax asset related to our taxable REIT subsidiary, CTIMCO.

IV. CT Legacy REIT, as Adjusted and Deconsolidated

Interest Earning Assets
CT Legacy REIT’s investment portfolio includes various types of commercial mortgage backed securities and collateralized debt obligations, or Securities, and commercial real estate loans and related instruments, or Loans. We collectively refer to these as Interest Earning Assets. The table below shows CT Legacy REIT’s Interest Earning Assets as of December 31, 2011 and 2010 on an adjusted basis. See section III above for a presentation and discussion of CT Legacy REIT’s adjusted balance sheet and operating results.

CT Legacy REIT Interest Earning Assets
(in millions)	December 31, 2011		December 31, 2010
	Book Value	Yield(1)	Book Value	Yield(1)
Securities held-to-maturity (2)	$7	3.31%	$—	—
Loans receivable, net	207	5.21	—	—
Loans held-for-sale, net	31	6.26	—	—
Subtotal / Weighted Average	$245	5.28%	$—	—

(1)	Yield on floating rate assets assumes LIBOR of 0.30% as of December 31, 2011.
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

Portfolio Performance - CT Legacy REIT (1)
(in millions, except for number of investments)
	December 31, 2011	December 31, 2010
Interest earning assets, CT Legacy REIT ($ / #)	$245 / 29	$― / ―

Impaired Loans (2)
Performing loans ($ / #)	$42 / 4	$― / ―
Non-performing loans ($ / #)	$22 / 3	$― / ―
Total ($ / #)	$64 / 7	$― / ―
Percentage of interest earning assets	26.1%	―	%

Impaired Securities (2) ($ / #)	$6 / 10	$― / ―
Percentage of interest earning assets	2.5%	―	%

Watch List Assets (3)
Watch list loans ($ / #)	$83 / 7	$― / ―
Watch list securities ($ / #)	$1 / 1	$― / ―
Total ($ / #)	$84 / 8	$― / ―
Percentage of interest earning assets	34.3%	―	%

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

Interest Bearing Liabilities
As of December 31, 2011, CT Legacy REIT’s debt obligations, which we collectively refer to as Interest Bearing Liabilities, include its repurchase obligations and mezzanine loan, both of which are non-recourse to us. The table below describes CT Legacy REIT’s Interest Bearing Liabilities as of December 31, 2011 and 2010 on an adjusted basis. See section III above for further details of CT Legacy REIT’s adjusted balance sheet and operating results.

Interest Bearing Liabilities
(Principal balance, in millions)
	December 31, 2011	December 31, 2010
Repurchase obligations	$58	$—
Mezzanine loan	65	—
Total CT Legacy REIT debt obligations	$123	$—

Weighted average effective cost of CT Legacy REIT debt (1) (2)	11.14%	N/A

(1)	Floating rate debt obligations assume LIBOR of 0.30% at December 31, 2011.
(2)
Including the impact of interest rate hedges with an aggregate notional balance of $60.8 million as of December 31, 2011, the effective all-in cost of CT Legacy REIT’s debt obligations would be 13.46% per annum.

Repurchase Obligations

As of December 31, 2011, CT Legacy REIT was party to one repurchase obligation with JPMorgan, which is non-recourse to Capital Trust, Inc., that has an aggregate outstanding balance of $54.5 million and an all-in cost of LIBOR plus 2.50% per annum (2.80% at December 31, 2011).

Index

Subsequent to the March 31, 2011 restructuring, $246.3 million of the legacy repurchase obligations were repaid, including the full repayment and termination of the Morgan Stanley and Citigroup facilities and a release of the remaining collateral thereunder, as well as a $115.1 million repayment of the JPMorgan facility.

See Note 10 to our consolidated financial statements for additional discussion of the terms of CT Legacy REIT’s repurchase obligations.

Mezzanine Loan

In order to finance our March 2011 restructuring, CT Legacy REIT entered into an $83.0 million mezzanine loan with Five Mile (which was subsequently reduced to $65.3 million as of December 31, 2011) that carries a 15.0% per annum interest rate, of which 7.0% per annum may be deferred, and that matures on March 31, 2016. The mezzanine loan is non-recourse to Capital Trust, Inc. except for certain limited non-recourse, “bad boy” carve outs.

During the second quarter of 2011, $20.0 million of the mezzanine loan was repaid using proceeds from the satisfaction of former Morgan Stanley and Citigroup repurchase facility collateral assets.

See Note 10 to our consolidated financial statements for additional discussion of the terms of CT Legacy REIT’s mezzanine loan.

Subsequent to year-end, in February 2012, we refinanced the JPMorgan repurchase facility and the mezzanine loan with a single, new $124.0 million repurchase facility with JPMorgan. The new facility matures in December 2014, carries a rate of LIBOR+5.50%, and has paydown hurdles and associated potential rate increases over the term of the facility. See Note 22, Subsequent Events, to our consolidated financial statements for additional discussion.

Quarterly Performance

The following table describes the activity in CT Legacy REIT’s balance sheet accounts, on an adjusted basis, during the fourth quarter of 2011:

Comparison of adjusted balance sheet of CT Legacy REIT: As of December 31, 2011 vs. September 30, 2011
(in thousands)
	Q4 2011	Q3 2011	Change	% Change
Assets:

Restricted cash	$12,985	$13,715	($730)	(5.3%)
Securities held-to-maturity	7,439	7,911	(472)	(6.0%)
Loans receivable, net	206,514	207,028	(514)	(0.2%)
Loans held-for-sale, net	30,875	32,107	(1,232)	(3.8%)
Accrued interest receivable and other assets	2,119	4,638	(2,519)	(54.3%)
Total adjusted assets	$259,932	$265,399	($5,467)	(2.1%)

Liabilities and Shareholders' Equity

Liabilities:
Accounts payable and accrued expenses	$1,393	$1,308	$85	6.50%
Repurchase obligations	58,464	66,637	(8,173)	(12.3%)
Mezzanine loan, net of unamortized discount	55,111	53,367	1,744	3.3%
Interest rate hedges liabilities	8,817	9,326	(509)	(5%)
Total adjusted liabilities	123,785	130,638	(6,853)	(5.2%)

Total Adjusted Shareholders' Equity	136,147	134,761	1,386	1.0%

Total adjusted liabilities and shareholders' equity	$259,932	$265,399	($5,467)	(2.1%)

Restricted cash

Restricted cash decreased by $730,000 during the fourth quarter of 2011. This was primarily due to (i) $1.9 million of preferred stock distributions to Capital Trust, Inc., (ii) $1.3 million of current interest paid on the mezzanine loan, (iii) $750,000 of estimated income tax payments related to one of CT Legacy REIT’s taxable REIT subsidiaries, and (iv) $200,000 of general and administrative expenses. This was offset by (i) $3.0 million of net interest on investments, and (ii) $493,000 of distributions from CT CDO III.

Index

Securities held-to-maturity

During the fourth quarter of 2011, securities held-to-maturity decreased by $472,000. This was primarily due to $1.1 million of other-than-temporary impairments, offset by an increase due to changes in recovery expectations on CT CDO III.

Loans receivable, net

During the fourth quarter of 2011, loans receivable decreased by $514,000. This decrease was primarily due to loan repayments of $8.1 million, offset by an $8.0 million reversal of provisions for loan losses previously recorded against one loan.

Loans held-for-sale, net

During the fourth quarter of 2011, loans held-for-sale decreased by $1.2 million as a result of a valuation allowance recorded to reflect this loan at its approximate fair value.

Accrued interest receivable and other assets

During the fourth of 2011, prepaid expenses and other assets decreased by $2.5 million. This decrease was primarily due to an impairment of one of CT Legacy REIT’s investments.

Repurchase obligations

Repurchase obligations decreased by $8.2 million during the fourth quarter of 2011 as the facility was repaid from the proceeds of principal repayments of collateral assets.

Mezzanine loan, net of unamortized discount

The mezzanine loan increased by $1.7 million due to (i) $1.1 million of deferred interest accrued during the quarter, and (ii) $603,000 of discount amortization.

Interest rate hedge liabilities

The increase in the fair value of interest rate hedges reflects changes in the yield curve over the life of the respective hedges.

Total adjusted shareholders’ equity

Adjusted shareholders’ equity increased primarily due to the $1.2 million adjusted net income for the period. See the following adjusted income statement for details of adjusted net income.

Index

The following table compares CT Legacy REIT’s operating results, on an adjusted basis, during the third and fourth quarters of 2011:

Comparison of adjusted operating results of CT Legacy REIT: Three Months Ended December 31, 2011 vs. September 30, 2011
(in thousands)
	Q4 2011	Q3 2011	Change	% Change
Income from loans and other investments:
Interest and related income	$5,059	$5,879	($820)	(13.9%)
Less: Interest and related expenses	3,770	5,523	(1,753)	(31.7%)
Income from loans and other investments, net	1,289	356	933	262.1%

Other expenses:
General and administrative	452	305	147	48.2%
Total other expenses	452	305	147	48.2%

Total other-than-temporary impairments of securities	(1,122)	(23,476)	22,354	(95.2%)
Portion of other-than-temporary impairments of securities
recognized in other comprehensive income	—	—	—	N/A
Net impairments recognized in earnings	(1,122)	(23,476)	22,354	(95.2%)

Recovery of provisions for loan losses	5,353	14,482	(9,129)	(63.0%)
Valuation allowance on loans held-for-sale	(1,232)	—	(1,232)	100.0%
Intercompany dividends	(1,875)	(1,875)	—	N/A
Adjusted net income (loss) before income taxes	1,961	(10,818)	12,779	(118.1%)

Income tax provision	750	—	750	N/A

Adjusted net income (loss)	$1,211	($10,818)	$12,029	(111.2%)

Income from loans and other investments, net

Interest income and interest expense both declined during the fourth quarter of 2011 as a result of $8.1 million of collections from the Legacy Asset portfolio, and the related repayments of CT Legacy REIT’s repurchase obligations. In addition, non-cash interest expense decreased during the fourth quarter due to positive mark-to-market adjustment on CT Legacy REIT’s interest rate swaps.

General and administrative expenses

General and administrative expenses are primarily comprised of professional fees, which increased during the fourth quarter.

Net impairments recognized in earnings

During the fourth quarter of 2011, CT Legacy REIT recognized $1.1 million of other-than-temporary impairments of securities, primarily related to its investment in CT CDO III.

Recovery of provision for loan losses

During both the third and fourth quarters of 2011, CT Legacy REIT recorded recoveries of previous provisions for loan losses as a result of improvements in collateral asset operations.

Valuation allowance on loans held-for-sale

During the fourth quarter of 2011, CT Legacy REIT recorded a $1.2 million valuation allowance against one loan which was classified as held-for-sale. No such allowance was recorded during the third quarter of 2011.

Income tax provision

During the fourth quarter of 2011, CT Legacy REIT recorded a $750,000 tax provision related to one of its taxable REIT subsidiaries.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results could differ from these estimates. During 2011, management reviewed and evaluated its critical accounting policies and believes them to be appropriate. Our significant accounting policies are described in Note 2 to our consolidated financial statements. The following is a summary of our accounting policies that we believe are the most affected by management judgments, estimates and assumptions:

Index

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

Index

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

In addition, for certain pools of smaller loans which have similar credit characteristics, primarily loans with an outstanding principal balance of $10.0 million or less in our consolidated securitization vehicles, we have recorded a general provision for loan losses in lieu of the asset-specific provisions we record on all other loans. This general provision is based on macroeconomic data with respect to historic loan losses, vintage, property type, and other factors deemed relevant for such loan pools. These loans do not undergo the same level of asset management as our larger investments.

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

Fair Value of Financial Instruments

The “Fair Value Measurements and Disclosures” Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under GAAP. Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date. Our assets and liabilities which are measured at fair value are discussed in Note 17 to our consolidated financial statements.

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

Index

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

Index

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” or ASU 2011-05. ASU 2011-05 does not change the items that must be reported in other comprehensive income, however it eliminates the option to present other comprehensive income on the statement of shareholders’ equity and instead requires either (i) a continuous statement of comprehensive income which would replace the current statement of operations, or (ii) an additional statement of other comprehensive income, which would immediately follow the statement of operations, and would report the components of other comprehensive income. In December 2011, the FASB issued Accounting Standards Update 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification Items Out of Accumulated Comprehensive Income in Accounting Standards Update 2011-05,” or ASU 2011-12. ASU 2011-12 maintained the presentation requirements for comprehensive income under ASU 2011-05, however deferred the requirement to present certain reclassification adjustments into and out of accumulated other comprehensive income on a gross basis. ASU 2011-05 and ASU 20011-12 are both effective for the first interim or annual period beginning after December 15, 2011, and should be applied retrospectively to all periods reported after the effective date. Our early adoption, as permitted, of ASU 2011-05 and ASU 2011-12 as of December 31, 2011 did not have a material impact on our financial statements, other than the change in presentation of comprehensive income as a separate financial statement.

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

As of December 31, 2011, a 100 basis point change in LIBOR would impact our net income (loss) by approximately $3.2 million.

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

Index

The following table provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2011, including instruments held directly by Capital Trust, Inc., as part of the CT Legacy REIT portfolio, and in consolidated securitization vehicles. For financial assets and debt obligations, the table presents face balance and weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and floating receive interest rates. These notional amounts are used to calculate the contractual cash flows to be exchanged under each contract.

Financial Assets and Liabilities Sensitive to Changes in Interest Rates as of December 31, 2011
(in thousands)

Capital Trust, Inc. Debt Obligations:

	Secured Notes
Fixed rate debt	$7,847
Interest rate(1)	8.19%
Floating rate debt	$—
Interest rate(1)	—

CT Legacy REIT Assets:

	Securities	Loans Receivable	Total
Fixed rate assets	$27,667	$55,957	$83,624
Interest rate(1)	8.71%	8.75%	8.73%
Floating rate assets	$1,584	$315,051	$316,635
Interest rate(1)	2.03%	3.98%	3.97%

CT Legacy REIT Debt Obligations:

	Repurchase Obligations	Mezzanine Loan	Total
Fixed rate debt	$—	$65,275	$65,275
Interest rate(1)	—	15.00%	15.00%
Floating rate debt	$58,464	$—	$58,464
Interest rate(1)	2.80%	—	2.80%

CT Legacy REIT Derivative Financial Instruments:

Notional amounts	$60,806
Fixed pay rate(1)	5.17%
Floating receive rate(1)	0.30%

Assets of Consolidated Securitization Vehicles:

	Securities	Loans Receivable	Total
Fixed rate assets	$467,856	$292,489	$760,345
Interest rate(1)	6.38%	8.34%	7.13%
Floating rate assets	$23,084	$523,228	$546,312
Interest rate(1)	1.93%	3.31%	3.25%

Non-Recourse Debt Obligations of Consolidated Securitization Vehicles:

	CT CDOs	Other Vehicles	Total
Fixed rate debt	$212,441	$108,519	$320,960
Interest rate(1)	5.36%	6.73%	5.82%
Floating rate debt	$529,397	$360,635	$890,032
Interest rate(1)	0.89%	2.30%	1.46%

Derivative Financial Instruments of Consolidated Securitization Vehicles:

Notional amounts	$296,556
Fixed pay rate(1)	5.00%
Floating receive rate(1)	0.30%

(1)	Represents weighted average rates where applicable. Floating rates are based on LIBOR of 0.30%, which is the rate as of December 31, 2011.

Index

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item and the reports of the independent accountants thereon required by Item 15(a)(2) appear on pages F-2 to F-73. See accompanying Index to the Consolidated Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 21 to our consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting, which appears on page F-2, is incorporated herein by reference.

Attestation Report of Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on page F-4, and is incorporated herein by reference.

Changes in Internal Controls

There have been no significant changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

On February 10, 2012, wholly-owned direct and indirect subsidiaries of CT Legacy REIT Mezz Borrower, Inc., which is itself controlled and majority owned by us, amended their two substantially similar existing Master Repurchase Agreements, one with JPMorgan Chase Bank, National Association, and the other with JPMorgan Chase Funding, Inc., each originally dated as of March 31, 2011. The amendments increase the maximum aggregate purchase price of the two collective facilities to approximately $124 million with an outside maturity date for both facilities of mid-December 2014, subject to periodic paydown hurdles. Subject to the terms and conditions thereof, the amendments provide for the purchase, sale and repurchase of, inter alia, commercial mortgage loans, commercial real estate mezzanine loans, B-notes, mortgage participations and commercial mortgage-backed securities. Each facility bears interest at an initial rate of 550 basis points over LIBOR, with two potential increases of 50 basis points each during the term if certain paydown hurdles are not met. The foregoing description is qualified in its entirety by reference to the amendments, which will be attached as an exhibit to this report.

Proceeds obtained from the increased repurchase obligation financing was used to effect a full pay off of the $65.7 million amount outstanding on the mezzanine loan obtained by CT Legacy REIT Mezz Borrower, Inc. from an affiliate of Five Mile Capital Partners LLC.

Index

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to our definitive proxy statement to be filed not later than April 29, 2012 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 11.	Executive Compensation

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to our definitive proxy statement to be filed not later than April 29, 2012 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is incorporated herein by reference to our definitive proxy statement to be filed not later than April 29, 2012 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to our definitive proxy statement to be filed not later than April 29, 2012 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to our definitive proxy statement to be filed not later than April 29, 2012 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

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

3.1 c
Articles Supplementary for Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on March 3, 2011 and incorporated herein by reference).

3.2
Second Amended and Restated By-Laws of Capital Trust, Inc. (filed as Exhibit 3.2 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-4788) filed on February 27, 2007 and incorporated herein by reference).

3.3
First Amendment to Second Amended and Restated Bylaws of Capital Trust, Inc. (filed as Exhibit 3.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on July 26, 2011 and incorporated herein by reference).

4.1
Rights Agreement, dated March 3, 2011, between the Capital Trust, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on March 3, 2011 and incorporated herein by reference).

+ 10.1
Capital Trust, Inc. Amended and Restated 1997 Non-Employee Director Stock Plan (filed as Exhibit 10.2 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on January 29, 1999 and incorporated herein by reference).

+10.2
Capital Trust, Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14788) filed on June 12, 2007 and incorporated herein by reference).

+10.3	2007 Amendment to the 2007 Plan (filed as Exhibit 10.20 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 5, 2008 and incorporated herein by reference).

+10.4
Deferral Election Agreement for Selected Plan Awards, dated as of December 24, 2007, by and between Capital Trust, Inc. and Geoffrey G. Jervis (filed as Exhibit 10.29 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 5, 2008 and incorporated herein by reference).

+10.5
Deferral Election Agreement for Selected Plan Awards, dated as of December 24, 2007, by and between Capital Trust, Inc. and Stephan D. Plavin (filed as Exhibit 10.32 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 5, 2008 and incorporated herein by reference).

+10.6
Deferral Election Agreement for Selected Plan Awards, dated as of December 24, 2007, by and between Capital Trust, Inc. and Thomas C. Ruffing (filed as Exhibit 10.33 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 5, 2008 and incorporated herein by reference).

+10.7
Capital Trust, Inc. 2011 Long Term Incentive Plan (filed as Exhibit 10.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788), which was filed with the Commission on June 28, 2011 and incorporated by reference herein).

+10.8
Summary of Non-Employee Director Compensation (filed as Exhibit 10.51 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on February 28, 2007 and incorporated herein by reference).

10.9
Agreement of Lease dated as of May 3, 2000, between 410 Park Avenue Associates, L.P., owner, and Capital Trust, Inc., tenant (filed as Exhibit 10.11 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference).

Index

EXHIBIT INDEX

Exhibit Number	Description

10.10
Additional Space, Lease Extension and First Lease Modification Agreement, dated as of May 23, 2007, by and between 410 Park Avenue Associates, L.P. and Capital Trust, Inc. (filed as Exhibit 10.74 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 5, 2008 and incorporated herein by reference).

10.11
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

10.12
Registration Rights Agreement, dated as of February 7, 2003, by and between Capital Trust, Inc. and Stichting Pensioenfonds ABP (filed as Exhibit 10.24 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 28, 2003 and incorporated herein by reference).

10.13
Registration Rights Agreement, dated as of June 18, 2003, by and among Capital Trust, Inc. and the parties named therein (filed as Exhibit 10.2 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 12, 2004 and incorporated herein by reference).

10.14
Securities Purchase Agreement, dated as of May 11, 2004, by and among Capital Trust, Inc. W. R. Berkley Corporation and certain shareholders of Capital Trust, Inc. (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 10, 2010 and incorporated herein by reference).

10.15
Registration Rights Agreement dated as of May 11, 2004, by and among Capital Trust, Inc. and W. R. Berkley Corporation (filed as Exhibit 10.2 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on May 11, 2004 and incorporated herein by reference).

10.16
Investment Management Agreement, dated as of November 9, 2006, by and between Berkley Insurance Company and CT High Grade Mezzanine Manager, LLC (filed as Exhibit 10.48 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on February 28, 2007 and incorporated herein by reference).

10.17
Investment Management Agreement, dated as of November 9, 2006, by and between Berkley Regional Insurance Company and CT High Grade Mezzanine Manager, LLC (filed as Exhibit 10.49 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on February 28, 2007 and incorporated herein by reference).

10.18
Investment Management Agreement, dated as of November 9, 2006, by and between Admiral Insurance Company and CT High Grade Mezzanine Manager, LLC (filed as Exhibit 10.50 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on February 28, 2007 and incorporated herein by reference).

10.19	Warrant to Purchase Shares of Class A Common Stock of Capital Trust, Inc. issued by Capital Trust, Inc. to JPMorgan Chase Funding, Inc., dated March 16, 2009.

10.20	Warrant to Purchase Shares of Class A Common Stock of Capital Trust, Inc. issued by Capital Trust, Inc. to Morgan Stanley Asset Funding, Inc., dated March 16, 2009.

10.21	Warrant to Purchase Shares of Class A Common Stock of Capital Trust, Inc. issued by Capital Trust, Inc. to Citigroup Financial Products, Inc., dated March 16, 2009.

*10.22
Contribution Agreement, dated as of March 31, 2011, by and among Capital Trust, Inc., CT Legacy Holdings, LLC and CT Legacy REIT Mezz Borrower, Inc. (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

Index

EXHIBIT INDEX

Exhibit Number	Description

*10.23
Mezzanine Loan Agreement, dated as of March 31, 2011, between CT Legacy REIT Mezz Borrower, Inc. and Five Mile Capital II CT Mezz SPE LLC (filed as Exhibit 10.2 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

10.24
Pledge and Security Agreement, dated as of March 31, 2011, by CT Legacy REIT Mezz Borrower, Inc. in favor of Five Mile Capital II CT Mezz SPE LLC (filed as Exhibit 10.3 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

10.25
Guaranty, dated as of March 31, 2011, by Capital Trust, Inc. for the benefit of Five Mile Capital II CT Mezz SPE LLC (filed as Exhibit 10.4 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

*10.26
Contribution Agreement, dated as of March 31, 2011, by and among Five Mile Capital II CT Mezz SPE LLC, Five Mile Capital II CT Equity SPE LLC and CT Legacy REIT Mezz Borrower, Inc. (filed as Exhibit 10.5 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

*10.27
Contribution Agreement, dated as of March 31, 2011, by and among CT Legacy Holdings, LLC, Five Mile Capital II CT Equity SPE LLC and CT Legacy REIT Holdings, LLC (filed as Exhibit 10.6 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

10.28.a
Series 1 Secured Note issued by CT Legacy Series 1 Note Issuer, LLC in favor of BNP Paribas, dated as of March 31, 2011 (filed as Exhibit 10.7.a to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

10.28.b
Series 1 Secured Note issued by CT Legacy Series 1 Note Issuer, LLC in favor of Deutsche Bank Trust Company Americas, dated as of March 31, 2011 (filed as Exhibit 10.7.b to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

10.28.c
Series 1 Secured Note issued by CT Legacy Series 1 Note Issuer, LLC in favor of JPMorgan Chase Bank, N.A., dated as of March 31, 2011 (filed as Exhibit 10.7.c to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

10.28.d
Series 1 Secured Note issued by CT Legacy Series 1 Note Issuer, LLC in favor of Morgan Stanley & Co. Incorporated, dated as of March 31, 2011 (filed as Exhibit 10.7.d to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

10.28.e
Series 1 Secured Note issued by CT Legacy Series 1 Note Issuer, LLC in favor of Wells Fargo Bank, N.A., dated as of March 31, 2011(filed as Exhibit 10.7.e to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

10.28.f
Series 1 Secured Note issued by CT Legacy Series 1 Note Issuer, LLC in favor of WestLB CapTrust Holding LLC, dated as of March 31, 2011(filed as Exhibit 10.7.f to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

10.29.a
Series 2 Secured Note issued by CT Legacy Series 2 Note Issuer, LLC in favor of Embassy & Co., dated as of March 31, 2011(filed as Exhibit 10.8.a to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

10.29.b
Series 2 Secured Note issued by CT Legacy Series 2 Note Issuer, LLC in favor of Hare & Co., dated as of March 31, 2011(filed as Exhibit 10.8.b to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

Index

EXHIBIT INDEX

Exhibit Number	Description

10.29.c
Series 2 Secured Note issued by CT Legacy Series 2 Note Issuer, LLC in favor of JSN Restructure Vehicle 1 Ltd., dated as of March 31, 2011(filed as Exhibit 10.8.c to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

10.29.d
Series 2 Secured Note issued by CT Legacy Series 2 Note Issuer, LLC in favor of JSN Restructure Vehicle 1 Ltd., dated as of March 31, 2011(filed as Exhibit 10.8.d to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

10.29.e
Series 2 Secured Note issued by CT Legacy Series 2 Note Issuer, LLC in favor of Hare & Co., dated as of March 31, 2011(filed as Exhibit 10.8.e to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

10.29.f
Series 2 Secured Note issued by CT Legacy Series 2 Note Issuer, LLC in favor of Talon Total Return Partners LP, dated as of March 31, 2011(filed as Exhibit 10.8.f to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

10.29.g
Series 2 Secured Note issued by CT Legacy Series 2 Note Issuer, LLC in favor of Talon Total Return QP Partners LP, dated as of March 31, 2011(filed as Exhibit 10.8.g to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

10.29.h
Series 2 Secured Note issued by CT Legacy Series 2 Note Issuer, LLC in favor of HFR RVA Opal Master Trust, dated as of March 31, 2011(filed as Exhibit 10.8.h to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

10.29.i
Series 2 Secured Note issued by CT Legacy Series 2 Note Issuer, LLC in favor of GPC 69, LLC, dated as of March 31, 2011(filed as Exhibit 10.8.i to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

10.29.j
Series 2 Secured Note issued by CT Legacy Series 2 Note Issuer, LLC in favor of Stifel Nicolaus as custodian for Paul F. Strebel IRA, dated as of March 31, 2011(filed as Exhibit 10.8.j to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

*10.30
Amended and Restated Master Repurchase Agreement, dated as of March 31, 2011, between CT Legacy MS SPV, LLC, CT XLC Holding, LLC, Bellevue C2 Holdings, LLC and CNL Hotel JV, LLC and Morgan Stanley Asset Funding Inc. . (filed as Exhibit 10.11 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

*10.31
Amended and Restated Master Repurchase Agreement, dated as of March 31, 2011, between CT Legacy Citi SPV, LLC and Citigroup Financial Products Inc. and Citigroup Global Markets Inc. . (filed as Exhibit 10.12 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

*10.32
Amended and Restated Master Repurchase Agreement, dated as of March 31, 2011, between CT Legacy JPM SPV, LLC and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.9 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

•*10.33
Joinder No. 1 and Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of September 30, 2011, by and among CT Legacy Cayman, LTD, CT Legacy JPM SPV, LLC, CT Legacy Asset, LLC and JPMorgan Chase Bank, N.A,

Index

EXHIBIT INDEX

Exhibit Number	Description

•*10.34
Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of December 29, 2011, by and among CT Legacy Cayman, LTD, CT Legacy JPM SPV, LLC, CT Legacy Asset, LLC and JPMorgan Chase Bank, N.A.

•*10.35
Joinder No. 2 and Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of February 10, 2012, by and among CT Legacy Asset, LLC, CT XLC Holding, LLC, Bellevue C2 Holdings, LLC, CT Legacy Cayman, LTD, CT Legacy JPM SPV, LLC and JPMorgan Chase Bank, National Association

*10.36
Amended and Restated Master Repurchase Agreement, dated as of March 31, 2011, between CT Legacy JPM SPV, LLC and JPMorgan Chase Funding Inc. (filed as Exhibit 10.10 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

•*10.37
Joinder No. 1 and Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of December 29, 2011, by and among CT Legacy Cayman, LTD, CT Legacy JPM SPV, LLC, CT Legacy Asset, LLC and JPMorgan Chase Funding Inc.

•10.38
Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of February 10, 2012, by and among CT Legacy Cayman, LTD, CT Legacy JPM SPV, LLC, CT Legacy Asset, LLC and JPMorgan Chase Funding, Inc.

*10.39
Exchange Agreement, dated as of March 31, 2011, by and among Capital Trust, Inc., CT Legacy Holdings, LLC, CT Legacy Series 1 Note Issuer, LLC, CT Legacy REIT Holdings, LLC, WestLB AG, New York Branch, as administrative agent, and each of WestLB AG, New York Branch, BNP Paribas, Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, N.A., Deutsche Bank Trust Company Americas and Wells Fargo Bank, N.A. (filed as Exhibit 10.13 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

*10.40
Contribution and Exchange Agreement, dated as of March 31, 2011, by and among Capital Trust, Inc., CT Legacy Holdings, LLC, CT Legacy Series 2 Note Issuer, LLC, CT Legacy REIT Mezz Borrower, Inc., JSN Restructure Vehicle 1, Ltd. and each of Taberna Preferred Funding VIII, Ltd. and Taberna Preferred Funding IX, Ltd. (filed as Exhibit 10.14 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

10.41
Supplemental Indenture, dated as of March 31, 2011, between Capital Trust, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee (filed as Exhibit 10.15 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

*10.42
Redemption Agreement, dated as of March 31, 2011, by and among Capital Trust, Inc., CT Legacy Holdings, LLC, CT Legacy REIT Mezz Borrower, Inc., CT Legacy Series 2 Note Issuer, LLC and Taberna Preferred Funding V, Ltd. (filed as Exhibit 10.16 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

*10.43
Redemption Agreement, dated as of March 31, 2011, by and among Capital Trust, Inc., CT Legacy Holdings, LLC, CT Legacy REIT Mezz Borrower, Inc., CT Legacy Series 2 Note Issuer, LLC and Taberna Preferred Funding VI, Ltd. (filed as Exhibit 10.17 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

*10.44
Exchange Agreement, dated as of March 31, 2011, by and between CT Legacy Holdings, LLC and CT Legacy Series 1 Note Issuer, LLC (filed as Exhibit 10.18 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

Index

EXHIBIT INDEX

Exhibit Number	Description

*10.45
Exchange Agreement, dated as of March 31, 2011, by and between CT Legacy Holdings, LLC and CT Legacy Series 2 Note Issuer, LLC (filed as Exhibit 10.19 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

*10.46
Exchange Agreement, dated as of March 31, 2011, by and among Capital Trust, Inc., CT Legacy Holdings, LLC, CT Legacy Series 2 Note Issuer, LLC, CT Legacy REIT Mezz Borrower, Inc., and each of Kodiak CDO II, Ltd., Talon Total Return QP Partners LP, Talon Total Return Partners LP, GPC 69, LLC, HFR RVA Opal Master Trust and Paul Strebel (filed as Exhibit 10.20 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated by reference herein).

11.1
Statements regarding Computation of Earnings per Share (Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 12 to the consolidated financial statements contained in this report).

14.1
Capital Trust, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on February 10, 2012 and incorporated herein by reference).

• 21.1	Subsidiaries of Capital Trust, Inc.

• 23.1	Consent of Ernst & Young LLP

• 31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

• 31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

• 32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

• 32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++ 101.INS	XBRL Instance Document

++ 101.SCH	XBRL Taxonomy Extension Schema Document

++ 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

++ 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

++ 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

++ 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_____________________________
+	Represents a management contract or compensatory plan or arrangement.

•	Filed herewith.

*
Portions of this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

++
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011, 2010, and 2009; (iv) the Consolidated Statements of Changes in Equity (Deficit) for the years ended December 31, 2011, 2010, and 2009; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009; and (v) Notes to Consolidated Financial Statements tagged as blocks of text.

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

February 14, 2012	/s/ Stephen D. Plavin
Date	Stephen D. Plavin
Chief Executive Officer (Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 14, 2012	/s/ Samuel Zell
Date	Samuel Zell
Chairman of the Board of Directors

February 14, 2012	/s/ Stephen D. Plavin
Date	Stephen D. Plavin
Chief Executive Officer and Director (Principal executive officer)

February 14, 2012	/s/ Geoffrey G. Jervis
Date	Geoffrey G. Jervis
Chief Financial Officer (Principal financial officer and Principal accounting officer)

February 14, 2012	/s/ Thomas E. Dobrowski
Date	Thomas E. Dobrowski, Director

February 14, 2012	/s/ Martin L. Edelman
Date	Martin L. Edelman, Director

February 14, 2012	/s/ Edward S. Hyman
Date	Edward S. Hyman, Director

February 14, 2012	/s/ Henry N. Nassau
Date	Henry N. Nassau, Director

February 14, 2012	/s/ Joshua A. Polan
Date	Joshua A. Polan, Director

February 14, 2012	/s/ Lynne B. Sagalyn
Date	Lynne B. Sagalyn, Director

Index

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the consolidated financial statements or notes thereto.

Index

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2011 based on the criteria in Internal Control-Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated: February 14, 2012

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

Dated: February 14, 2012

/s/ Stephen D. Plavin	/s/ Geoffrey G. Jervis
Stephen D. Plavin	Geoffrey G. Jervis
Chief Executive Officer	Chief Financial Officer

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Capital Trust, Inc.

We have audited Capital Trust, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capital Trust, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Capital Trust, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital Trust, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011 of Capital Trust, Inc. and Subsidiaries and our report dated February 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, NY
February 14, 2012

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Capital Trust, Inc.

We have audited the accompanying consolidated balance sheets of Capital Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its criteria for consolidation with the adoption of FASB Accounting Standards Codification Topic 810, Consolidation, effective January 1, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 14, 2012

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2011 and 2010
(in thousands, except per share data)

	December 31,	December 31,
	2011	2010

Assets

Cash and cash equivalents	$34,818	$24,449
Securities held-to-maturity	—	3,455
Loans receivable, net	19,282	606,318
Loans held-for-sale, net	—	5,750
Equity investments in unconsolidated subsidiaries	10,399	8,932
Accrued interest receivable	—	2,392
Deferred income taxes	1,268	658
Prepaid expenses and other assets	4,533	9,952
Subtotal	70,300	661,906

Assets of Consolidated Variable Interest Entities ("VIEs")

CT Legacy REIT, Excluding Securitization Vehicles
Restricted cash	12,985	—
Securities held-to-maturity	2,602	—
Loans receivable, net	206,514	—
Loans held-for-sale, net	30,875	—
Accrued interest receivable and other assets	2,119	—
Subtotal	255,095	—

Securitization Vehicles
Securities held-to-maturity	358,972	504,323
Loans receivable, net	612,598	2,891,379
Real estate held-for-sale	10,342	8,055
Accrued interest receivable and other assets	59,009	55,027
Subtotal	1,040,921	3,458,784

Total assets	$1,366,316	$4,120,690
See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2011 and 2010
(in thousands, except per share data)

	December 31,	December 31,
	2011	2010

Liabilities & Equity (Deficit)

Liabilities:
Accounts payable and accrued expenses	$8,075	$6,726
Repurchase obligations	—	372,582
Senior credit facility	—	98,124
Junior subordinated notes	—	132,190
Secured notes	7,847	—
Participations sold	19,282	259,304
Interest rate hedge liabilities	—	8,451
Subtotal	35,204	877,377

Non-Recourse Liabilities of Consolidated VIEs
CT Legacy REIT, Excluding Securitization Vehicles
Accounts payable and accrued expenses	743	—
Repurchase obligations	58,464	—
Mezzanine loan, net of unamortized discount	55,111	—
Participations sold	97,465	—
Interest rate hedge liabilities	8,817	—
Subtotal	220,600	—

Securitization Vehicles
Accounts payable and accrued expenses	3,102	3,809
Securitized debt obligations	1,211,407	3,621,229
Interest rate hedge liabilities	24,942	29,462
Subtotal	1,239,451	3,654,500

Total liabilities	1,495,255	4,531,877

Commitments and contingencies	—	—

Equity (deficit):
Class A common stock, $0.01 par value, 100,000 shares authorized, 21,967 and 21,917 shares issued and outstanding as of December 31, 2011 and 2010, respectively ("class A common stock")	220	219
Restricted class A common stock, $0.01 par value, 244 and 33 shares issued and outstanding as of December 31, 2011 and 2010, respectively ("restricted class A common stock" and together with class A common stock, "common stock")	2	—
Additional paid-in capital	597,049	559,411
Accumulated other comprehensive loss	(40,584)	(50,462)
Accumulated deficit	(667,111)	(920,355)
Total Capital Trust, Inc. shareholders' deficit	(110,424)	(411,187)

Noncontrolling interests	(18,515)	—

Total deficit	(128,939)	(411,187)

Total liabilities and equity (deficit)	$1,366,316	$4,120,690

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2011, 2010, and 2009
(in thousands, except share and per share data)

	2011	2010	2009
Income from loans and other investments:
Interest and related income	$117,162	$158,794	$121,971
Less: Interest and related expenses	96,974	123,963	79,794
Income from loans and other investments, net	20,188	34,831	42,177

Other revenues:
Management fees from affiliates	6,618	7,808	11,743
Incentive management fees from affiliates	—	733	—
Servicing fees	8,497	6,404	1,679
Total other revenues	15,115	14,945	13,422

Other expenses:
General and administrative	23,867	18,799	22,173
Total other expenses	23,867	18,799	22,173

Total other-than-temporary impairments of securities	(49,309)	(77,960)	(123,894)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	1,243	9,594	14,256
Impairment of goodwill	—	—	(2,235)
Impairment of real estate held-for-sale	(1,055)	(4,000)	(2,233)
Net impairments recognized in earnings	(49,121)	(72,366)	(114,106)

Recovery of (provision for) loan losses	19,326	(146,478)	(482,352)
Valuation allowance on loans held-for-sale	(1,456)	(2,119)	—
Gain on extinguishment of debt	271,031	3,134	—
Loss on sale of investments	—	—	(10,363)
Income (loss) from equity investments	3,649	3,608	(3,736)
Income (loss) before income taxes	254,865	(183,244)	(577,131)
Income tax provision (benefit)	2,546	2,100	(694)
Net income (loss)	$252,319	($185,344)	($576,437)

Add: Net loss attributable to noncontrolling interests	5,823	—	—

Net income (loss) attributable to Capital Trust, Inc.	$258,142	($185,344)	($576,437)

Per share information:
Net income (loss) per share of common stock:
Basic	$11.39	($8.28)	($25.76)
Diluted	$10.78	($8.28)	($25.76)

Weighted average shares of common stock outstanding:
Basic	22,660,429	22,371,264	22,378,868
Diluted	23,950,425	22,371,264	22,378,868

See accompanying notes to consolidated financial statements.

Index
Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2011, 2010, and 2009
(in thousands)

	2011	2010	2009

Net income (loss)	$252,319	($185,344)	($576,437)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	5,453	(6,964)	17,024
Loss on interest rate swaps no longer designated as cash flow hedges	5,038	—	—
Amortization of unrealized gains and losses on securities	(908)	(1,489)	(1,031)
Amortization of deferred gains and losses on settlement of swaps	(109)	(98)	(95)
Other-than-temporary impairments of securities related to fair value adjustments in excess of expected credit losses, net of amortization	(326)	(6,576)	(11,781)
Other comprehensive income (loss)	9,148	(15,127)	4,117

Comprehensive income (loss)	$261,467	($200,471)	($572,320)

Add: Comprehensive loss attributable to noncontrolling interests	6,015	—	—

Comprehensive income (loss) attributable to Capital Trust, Inc.	$267,482	($200,471)	($572,320)

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity (Deficit)
For the Years Ended December 31, 2011, 2010 and 2009
(in thousands)

	Class A Common Stock	Restricted Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Capital Trust, Inc. Shareholders' Deficit	Noncontrolling Interests	Total
Balance at December 31, 2008	$217	$3	$557,435	($41,009)	($115,202)	$401,444	$—	$401,444

Net income (loss)	—	—	—	—	(576,437)	(576,437)	—	(576,437)
Other comprehensive income (loss)	—	—	—	4,117	—	4,117	—	4,117
Cumulative effect of change in accounting principle	—	—	—	(2,243)	2,243	—	—	—
Issuance of warrants in conjunction with debt restructuring	—	—	940	—	—	940	—	940
Restricted class A common stock earned, net of shares deferred	1	(2)	245	—	—	244	—	244
Deferred directors' compensation	—	—	525	—	—	525	—	525
Balance at December 31, 2009	$218	$1	$559,145	($39,135)	($689,396)	($169,167)	$—	($169,167)

Net income (loss)	—	—	—	—	(185,344)	(185,344)	—	(185,344)
Other comprehensive income (loss)	—	—	—	(15,127)	—	(15,127)	—	(15,127)
Cumulative effect of change in accounting principle	—	—	—	3,800	(45,615)	(41,815)	—	(41,815)
Restricted class A common stock earned, net of shares deferred	1	(1)	69	—	—	69	—	69
Deferred directors' compensation	—	—	197	—	—	197	—	197
Balance at December 31, 2010	$219	$—	$559,411	($50,462)	($920,355)	($411,187)	$—	($411,187)

Net income (loss)	—	—	—	—	258,142	258,142	(5,823)	252,319
Other comprehensive income (loss)	—	—	—	9,340	—	9,340	(192)	9,148
Allocation to noncontrolling interests	—	—	37,156	—	—	37,156	(12,623)	24,533
Purchase of noncontrolling interests	—	—	(142)	—	—	(142)	—	(142)
Contributions from noncontrolling interests	—	—	—	—	—	—	125	125
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Consolidation of additional securitization vehicles	—	—	—	538	(4,898)	(4,360)	—	(4,360)
Restricted class A common stock earned, net of shares deferred	1	2	418	—	—	421	—	421
Deferred directors' compensation	—	—	206	—	—	206	—	206
Balance at December 31, 2011	$220	$2	$597,049	($40,584)	($667,111)	($110,424)	($18,515)	($128,939)

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011, 2010 and 2009
(in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$252,319	($185,344)	($576,437)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net impairments recognized in earnings	49,121	72,366	114,106
(Recovery of) provision for loan losses	(19,326)	146,478	482,352
Valuation allowance on loans held-for-sale	1,456	2,119	—
Gain on extinguishment of debt	(271,031)	(3,134)	—
Loss on sale of investments	—	—	10,363
(Income) loss from equity investments	(3,649)	(3,608)	3,736
Distributions of income from unconsolidated subsidiaries	1,898	60	—
Employee stock-based compensation	505	138	293
Incentive awards plan expense	3,054	—	—
Deferred directors' compensation	206	197	525
Amortization of premiums/discounts on loans and securities and deferred
interest on loans	(1,872)	(4,842)	(6,172)
Amortization of deferred gains and losses on settlement of swaps	(109)	(98)	(95)
Amortization of deferred financing costs and premiums/discounts on
debt obligations	11,984	7,414	7,121
Deferred interest on senior credit facility	—	3,935	2,938
Loss on interest rate swaps not designated as cash flow hedges	6,336	—	—
Changes in assets and liabilities, net:
Accrued interest receivable	2,475	782	1,587
Deferred income taxes	(611)	1,374	(326)
Prepaid expenses and other assets	(1,813)	(74)	1,264
Accounts payable and accrued expenses	(2,059)	(1,326)	(1,502)
Net cash provided by operating activities	28,071	36,437	39,753

Cash flows from investing activities:
Principal collections and proceeds from securities	94,407	55,864	17,533
Add-on fundings under existing loan commitments	—	(1,642)	(7,698)
Distributions from equity investments	4,345	—	—
Principal collections of loans receivable	2,001,604	252,379	96,453
Proceeds from disposition of loans	5,750	25,298	12,000
Proceeds from operation/disposition of real estate held-for-sale	—	—	7,665
Contributions to unconsolidated subsidiaries	(3,413)	(5,232)	(3,704)
Return of capital distributions from unconsolidated subsidiaries	3,697	2,200	—
Increase in restricted cash	(12,985)	—	—
Net cash provided by investing activities	2,094,218	328,867	122,249

Cash flows from financing activities:
Decrease in restricted cash	—	—	18,666
Repayments under repurchase obligations	(314,215)	(78,025)	(135,523)
Repayments under senior credit facility	(22,932)	(5,000)	(3,750)
Repayment of junior subordinated notes	(4,640)	—
Borrowing under mezzanine loan	83,000	—	—
Repayments under mezzanine loan	(20,000)	—	—
Repayment of securitized debt obligations	(1,821,498)	(285,784)	(58,816)
Payment of financing costs	(11,126)	—	(7)
Contributions from noncontrolling interests	125	—	—
Purchase of and distributions to noncontrolling interests	(144)	—	—
Purchase of secured notes	(405)	—	—
Vesting of restricted Class A common stock	(85)	—	—
Net cash used in financing activities	(2,111,920)	(368,809)	(179,430)

Net increase (decrease) in cash and cash equivalents	$10,369	($3,505)	($17,428)
Cash and cash equivalents at beginning of period	24,449	27,954	45,382
Cash and cash equivalents at end of period	$34,818	$24,449	$27,954

See accompanying notes to consolidated financial statements.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Organization
References herein to “we,” “us” or “our” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a fully integrated, self-managed, real estate finance and investment management company that specializes in credit sensitive financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. Our business model is designed to produce a mix of net interest margin from our balance sheet investments, and fee income and co-investment income from our investment management vehicles. In managing our operations, we focus on originating investments, managing our portfolios and capitalizing our businesses. From the inception of our finance business in 1997 through December 31, 2011, we have completed approximately $12.0 billion of commercial real estate debt investments. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes. We are traded on the New York Stock Exchange, or NYSE, under the symbol “CT”, and are headquartered in New York City.

March 2011 Restructuring

On March 31, 2011, we restructured, amended, or extinguished all of our outstanding recourse debt obligations, which we refer to as our March 2011 restructuring. Our March 2011 restructuring involved: (i) the contribution of certain of our legacy assets to a newly formed subsidiary, CT Legacy REIT Mezz Borrower, Inc., or CT Legacy REIT, (ii) the assumption of our legacy repurchase obligations by CT Legacy REIT, and (iii) the extinguishment of the remainder of our recourse obligations, our senior credit facility and junior subordinated notes. The restructuring was financed with a new $83.0 million mezzanine loan obtained by CT Legacy REIT from an affiliate of Five Mile Capital Partners LLC, or Five Mile, and the issuance of equity interests in the common stock of CT Legacy REIT to the former lenders under our senior credit facility and our former junior subordinated noteholders, as well as to an affiliate of Five Mile.

Capital Trust, Inc.

Following the completion of our March 2011 restructuring, we no longer have any recourse debt obligations, and retain unencumbered ownership of 100% of (i) our investment management platform, CT Investment Management Co., LLC, (ii) our co-investment in CT Opportunity Partners I, LP, (iii) our residual ownership interests in three of the CDOs that we issued, CT CDOs I, II, and IV, and (iv) our tax-basis net operating losses. Furthermore, we have a 52% equity interest in the common stock of CT Legacy REIT. Our economic interest in CT Legacy REIT is, however, subject to (i) the secured notes, which are non-recourse obligations that are collateralized by certain of our retained equity interests in the common stock of CT Legacy REIT, (ii) incentive awards that provide for the participation in our retained equity interests in CT Legacy REIT, and (iii) the subordinate class B common stock of CT Legacy REIT owned by our former junior subordinate noteholders. See below for further discussion of the secured notes, management incentive awards plan, and class B common stock.

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

CT Legacy REIT, which is expected to be taxed as a REIT in 2011, is beneficially owned 52% by us, 24% by an affiliate of Five Mile, and 24% by the former lenders under our senior credit facility. In addition, the former holders of our junior subordinated notes received class B common stock, a subordinate class of common stock of CT Legacy REIT, which is described below. Capital Trust, Inc. will manage CT Legacy REIT and the Legacy Assets as a liquidating portfolio.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Subsequent to the March 31, 2011 restructuring, the CT Legacy REIT portfolio received repayments of $269.6 million, including full loan satisfactions of $266.4 million and partial repayments of $3.2 million, which repayments represented approximately 54% of the initial net book value of the CT Legacy REIT portfolio.

Mezzanine Loan

CT Legacy REIT entered into an $83.0 million mezzanine loan (which was subsequently reduced to $65.3 million, including deferred interest, as of December 31, 2011) that carries a 15.0% per annum interest rate, of which 7.0% per annum may be deferred, and that matures on March 31, 2016. The mezzanine loan is not recourse to Capital Trust, Inc. except for certain limited non-recourse, “bad boy” carve outs. Proceeds from the mezzanine loan were used to (i) extinguish the senior credit facility, (ii) extinguish the junior subordinated notes, (iii) provide for cash paydowns of the repurchase obligations, (iv) pay transaction expenses, and (v) establish liquidity reserves at CT Legacy REIT.

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

Repurchase Obligations

Our $339.6 million of legacy repurchase obligations (which were subsequently reduced to $58.5 million as of December 31, 2011) with JPMorgan, Morgan Stanley and Citigroup were assumed by wholly-owned subsidiaries of CT Legacy REIT, and the recourse to Capital Trust, Inc. was eliminated. In addition, the facilities were amended with the following terms:

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

Subsequent to the March 31, 2011 restructuring, $246.3 million of the legacy repurchase obligations were repaid, including the full repayment and termination of the Morgan Stanley and Citigroup facilities and a release of the remaining collateral thereunder, as well as a $115.1 million repayment of the JPMorgan facility.

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

Secured Notes

In conjunction with our March 2011 restructuring and the corresponding satisfaction of our senior credit facility and junior subordinated notes, wholly-owned subsidiaries issued secured notes to these former creditors, which secured notes are non-recourse to us. The secured notes had an aggregate initial face balance of $7.8 million and are secured by 93.5% of our equity interests in the class A-1 and class A-2 common stock of CT Legacy REIT, which represents 48.3% of the total outstanding class A-1 and class A-2 common stock of CT Legacy REIT. The secured notes mature on March 31, 2016 and bear interest at a rate of 8.2% per annum, which interest may be deferred until maturity. All dividends we receive from our equity interests in the common stock of CT Legacy REIT which serve as collateral under the secured notes must be used to pay, or prepay, interest and principal due thereunder, and only after the notes’ full satisfaction will we receive any cash flow from the common equity interests in CT Legacy REIT that serve as collateral for the notes. Any prepayment, or partial prepayment, of the remaining secured notes will incur a prepayment premium resulting in a total payment of principal and interest under the secured notes of $11.1 million.

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

Our consolidated VIEs include: (i) the CT Legacy REIT, and (ii) ten securitization vehicles, including our four CT CDOs which were sponsored and issued by us, as well as five other, similar, vehicles. See Note 10 and Note 11 for additional information on our investments in VIEs.

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

Cash and Cash Equivalents

We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. We place our cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. As of, and for the periods ended, December 31, 2011 and 2010, we had bank balances in excess of federally insured amounts. We have not experienced any losses on our demand deposits, commercial paper or money market investments.

Restricted Cash

We classify the cash balances held by CT Legacy REIT as restricted because of limitations imposed on the payment of dividends by CT Legacy REIT to its common equity holders, including us. As further described in Notes 1 and 10, common stock dividends cannot be paid by CT Legacy REIT until the mezzanine loan and repurchase obligations have been satisfied. Accordingly, while these cash balances are available for use by CT Legacy REIT for operations, debt service, or other purposes, they are currently unavailable to us.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

In addition, for certain pools of smaller loans which have similar credit characteristics, primarily loans with an outstanding principal balance of $10.0 million or less in our consolidated securitization vehicles, we have recorded a general provision for loan losses in lieu of the asset-specific provisions we record on all other loans. This general provision is based on macroeconomic data with respect to historic loan losses, vintage, property type, and other factors deemed relevant for such loan pools. These loans do not undergo the same level of asset management as our larger investments.

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

Real Estate Held-for-Sale

Loan investments where we have foreclosed upon the underlying collateral and own an equity interest in real estate are categorized as real estate owned. We generally do not intend to hold such foreclosed assets for long-term operations and therefore classify such assets as real estate held-for-sale on our consolidated balance sheets. Real estate held-for-sale are carried at the lower of our basis in the real estate and fair value, less cost to sell, with reductions in fair value recorded as an impairment of real estate-held-for-sale on our consolidated statements of operations.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Income Taxes

Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income. Management believes that we operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, we generally do not expect to pay substantial corporate level taxes other than those payable by our taxable REIT subsidiaries. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we may be subject to federal, state and local income tax on current and past income, and penalties. See Note 15 for additional discussion.

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

Comprehensive Income (Loss)

Total comprehensive income (loss) was $261.5 million, ($200.5) million, and ($572.3) million for the years ended December 31, 2011, 2010, and 2009, respectively. The primary components of comprehensive loss other than net income (loss) are the unrealized gains and losses on derivative financial instruments and the component of other-than-temporary impairments of securities related to the Valuation Adjustment.

There was a one-time $3.8 million adjustment to accumulated other comprehensive loss upon our adoption of new accounting guidance effective January 1, 2010. See below discussion under “Recent Accounting Pronouncements” in this Note 2 for additional information. See Note 12 for additional discussion of accumulated other comprehensive loss.

Earnings per Share of Common Stock

Basic earnings per share, or EPS, is computed based on the net earnings allocable to common stock and stock units, divided by the weighted average number of shares of common stock and stock units outstanding during the period. Diluted EPS is determined using the treasury stock method, and is based on the net earnings allocable to common stock and stock units, divided by the weighted average number of shares of common stock, stock units and potentially dilutive common stock options and warrants. See Note 12 for additional discussion of earnings per share.

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

Reclassifications

Certain reclassifications have been made in the presentation of the prior period consolidated financial statements to conform to the December 31, 2011 presentation.

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

Goodwill

Goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses acquired. Goodwill is reviewed, at least annually, to determine if there is an impairment at a reporting unit level, or more frequently if an indication of impairment exists. During the second quarter of 2009, we completely impaired goodwill, and therefore do not have any recorded goodwill as of December 31, 2011.

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” or ASU 2011-05. ASU 2011-05 does not change the items that must be reported in other comprehensive income, however it eliminates the option to present other comprehensive income on the statement of shareholders’ equity and instead requires either (i) a continuous statement of comprehensive income which would replace the current statement of operations, or (ii) an additional statement of other comprehensive income, which would immediately follow the statement of operations, and would report the components of other comprehensive income. In December 2011, the FASB issued Accounting Standards Update 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification Items Out of Accumulated Comprehensive Income in Accounting Standards Update 2011-05,” or ASU 2011-12. ASU 2011-12 maintained the presentation requirements for comprehensive income under ASU 2011-05, however deferred the requirement to present certain reclassification adjustments into and out of accumulated other comprehensive income on a gross basis. ASU 2011-05 and ASU 20011-12 are both effective for the first interim or annual period beginning after December 15, 2011, and should be applied retrospectively to all periods reported after the effective date. Our early adoption, as permitted, of ASU 2011-05 and ASU 2011-12 as of December 31, 2011 did not have a material impact on our financial statements, other than the change in presentation of comprehensive income as a separate financial statement.

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

Prior to their transfer to CT Legacy REIT, our securities portfolio consisted of commercial mortgage-backed securities, or CMBS, collateralized debt obligations, or CDOs, and other securities. Activity relating to our securities portfolio for the years ended December 31, 2011 was as follows (in thousands):

	CMBS	CDOs & Other	Total Book Value (1)

December 31, 2010	$2,246	$1,209	$3,455

Principal paydowns	(45)	—	(45)
Discount/premium amortization & other (2)	168	12	180
Other-than-temporary impairments:
Recognized in earnings	(1,653)	—	(1,653)
Recognized in accumulated other comprehensive income	1,640	—	1,640
Transfer to CT Legacy REIT	(2,356)	(1,221)	(3,577)

December 31, 2011	$—	$—	$—

(1)	Includes securities with a total face value of $36.0 million as of December 31, 2010. All securities have been transferred to CT Legacy REIT on March 31, 2011, as discussed in Note 1.
(2)	Includes mark-to-market adjustments on securities previously classified as available-for-sale, amortization of other-than-temporary impairments, and losses, if any.

The following table details overall statistics for our securities portfolio as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Number of securities	─	7
Number of issues	─	5
Rating (1) (2)	N/A	CCC
Fixed / Floating (in millions) (3)	$─ / $─	$2 / $1
Coupon (1) (4)	N/A	7.44%
Yield (1) (4)	N/A	10.54%
Life (years) (1) (5)	N/A	1.9

(1)	Represents a weighted average as of December 31, 2010.
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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The table below details the ratings and vintage distribution of our securities as of December 31, 2011 and 2010 (in thousands):

	Rating as of December 31, 2011			Rating as of December 31, 2010
Vintage	B	CCC and Below	Total	B	CCC and Below	Total
2003	$—	$—	$—	$—	$1,210	$1,210
2002	—	—	—	—	—	—
2000	—	—	—	—	955	955
1997	—	—	—	218	—	218
1996	—	—	—	—	1,072	1,072
Total	$—	$—	$—	$218	$3,237	$3,455

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

The following table summarizes activity related to the other-than-temporary impairments of our securities during the year ended December 31, 2011 (in thousands):

	Gross Other-Than- Temporary Impairments	Credit Related Other-Than-Temporary Impairments	Non-Credit Related Other-Than-Temporary Impairments

December 31, 2010	$30,567	$27,776	$2,791

Additions due to change in expected cash flows	13	1,653	(1,640)
Amortization of other-than-temporary impairments	(110)	(67)	(43)
Transfer to CT Legacy REIT (1)	(30,470)	(29,362)	(1,108)

December 31, 2011	$—	$—	$—

(1)	All securities have been transferred to CT Legacy REIT on March 31, 2011, as discussed in Note 1.

Unrealized losses and fair value of securities

As discussed above, we do not directly own any securities as of December 31, 2011. Historically, certain of our securities have been carried at values in excess of their fair values. This difference can be caused by, among other things, changes in credit spreads and interest rates.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table shows the gross unrealized losses and fair value of our securities for which the fair value is lower than our book value as of December 31, 2010 and that were not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		Greater Than 12 Months		Total

		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss	Book Value (1)

Floating Rate	$—	$—	$0.2	($1.1)	$0.2	($1.1)	$1.3

Fixed Rate	—	—	—	—	—	—	—

Total	$—	$—	$0.2	($1.1)	$0.2	($1.1)	$1.3

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

Activity relating to our loans receivable for the year ended December 31, 2011 was as follows (in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value (1)

December 31, 2010	$978,098	($371,780)	$606,318

Satisfactions (2)	(71,070)	—	(71,070)
Principal paydowns	(20,815)	—	(20,815)
Discount/premium amortization & other	(7,653)	—	(7,653)
Recovery of provision for loan losses	—	7,914	7,914
Realized loan losses	(119,584)	119,584	—
Transfer to CT Legacy REIT	(739,694)	244,282	(495,412)

December 31, 2011	$19,282	$—	$19,282

(1)	Includes loans with a total principal balance of $19.3 million and $979.1 million as of December 31, 2011 and 2010, respectively.
(2)	Includes final maturities, full repayments, and sales.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table details overall statistics for our loans receivable portfolio as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Number of investments (1)	1	29
Fixed / Floating (in millions) (2)	$─ / $19	$55 / $551
Coupon (3) (4)	5.30%	4.02%
Yield (3) (4)	5.30%	3.81%
Maturity (years) (3) (5)	1.9	1.7

(1)	Our only remaining loan has been sold to a third party and recorded as a loan participation sold asset and liability, as further described in Note 8.
(2)	Represents the aggregate net book value of our portfolio allocated between fixed rate and floating rate loans.
(3)	Represents a weighted average as of December 31, 2010.
(4)	Calculations for floating rate loans are based on LIBOR of 0.30% and 0.26% as of December 31, 2011 and 2010, respectively.
(5)	Represents the final maturity of each investment assuming all extension options are executed.

The tables below detail the types of loans in our portfolio, as well as the property type and geographic distribution of the properties securing our loans as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011		December 31, 2010
Asset Type	Book Value	Percentage	Book Value	Percentage
Subordinate interests in mortgages	$19,282	100%	$113,591	18%
Senior mortgages	—	―	240,150	39
Mezzanine loans	—	―	229,346	38
Other	—	―	23,231	5
Total	$19,282	100%	$606,318	100%

Property Type	Book Value	Percentage	Book Value	Percentage
Hotel	19,282	100%	$147,014	24%
Office	—	―	307,390	51
Healthcare	—	―	53,705	9
Multifamily	—	―	18,093	3
Retail	—	―	11,460	2
Other	—	―	68,656	11
Total	$19,282	100%	$606,318	100%

Geographic Location	Book Value	Percentage	Book Value	Percentage
Southeast	$9,259	48%	$170,400	28%
Southwest	8,335	43	94,491	15
Midwest	1,688	9	6,967	1
Northeast	—	―	175,297	29
West	—	―	54,688	9
Northwest	—	―	29,926	5
International	—	―	39,470	7
Diversified	—	―	35,079	6
Total	$19,282	100%	$606,318	100%

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table allocates the net book value and principal balance of our loans receivable based on our internal risk ratings as of December 31, 2011 and 2010 (in thousands):

	Loans Receivable as of December 31, 2011			Loans Receivable as of December 31, 2010
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	1	$19,282	$19,282	10	$375,169	$374,885
4 - 5	—	—	—	8	141,667	126,540
6 - 8	—	—	—	11	462,221	104,893

Total	1	$19,282	$19,282	29	$979,057	$606,318

In making this risk assessment, one of the primary factors we consider is how senior or junior each loan is relative to other debt obligations of the borrower. The following tables further allocate our loans receivable by both loan type and our internal risk ratings as of December 31, 2011 and 2010 (in thousands):

	Senior Mortgage Loans
	as of December 31, 2011			as of December 31, 2010
Risk	Number	Principal	Net	Number	Principal	Net
Rating	of Loans	Balance	Book Value	of Loans	Balance	Book Value
1 - 3	—	$—	$—	2	$129,200	$128,852
4 - 5	—	—	—	4	57,554	57,513
6 - 8	—	—	—	3	66,347	53,785
Total	—	$—	$—	9	$253,101	$240,150

	Subordinate Interests in Mortgages
	as of December 31, 2011			as of December 31, 2010
Risk	Number	Principal	Net	Number	Principal	Net
Rating	of Loans	Balance	Book Value	of Loans	Balance	Book Value
1 - 3	1	$19,282	$19,282	1	$48,000	$48,000
4 - 5	—	—	—	1	28,965	14,483
6 - 8	—	—	—	5	110,585	51,108
Total	1	$19,282	$19,282	7	$187,550	$113,591

	Mezzanine & Other Loans
	as of December 31, 2011			as of December 31, 2010
Risk	Number	Principal	Net	Number	Principal	Net
Rating	of Loans	Balance	Book Value	of Loans	Balance	Book Value
1 - 3	—	$—	$—	7	$197,969	$198,033
4 - 5	—	—	—	3	55,148	54,544
6 - 8	—	—	—	3	285,289	—
Total	—	$—	$—	13	$538,406	$252,577

Loan impairments

We have no impaired loans as of December 31, 2011. However, certain of our loans receivable which were transferred to CT Legacy REIT had previously been impaired, and are discussed in Note 10.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table details our average balance of impaired loans by loan type, and the income recorded on such loans subsequent to their impairment during the year ended December 31, 2011 (in thousands):

Income on Impaired Loans for the Year Ended December 31, 2011
Asset Type	Average Net Book Value	Income Recorded (1)
Senior Mortgage Loans	$17,269	$255
Subordinate Interests in Mortgages	19,940	225
Mezzanine & Other Loans	—	1,915

Total	$37,209	$2,395

(1)
Represents income earned on our impaired loans prior to their transition to CT Legacy REIT. Substantially all of the income recorded on impaired loans during the period was received in cash. See also Note 10 for disclosure of income recorded on impaired loans subsequent to their transfer to CT Legacy REIT, substantially all of which was also received in cash.

Nonaccrual loans

In accordance with our revenue recognition policies discussed in Note 2, we do not accrue interest on loans which are 90 days past due or, in the opinion of management, are otherwise uncollectable. Accordingly, we do not have any material interest receivable accrued on nonperforming loans as of December 31, 2011.

Note 5. Loans Held-for-Sale, Net

Activity relating to our loans held-for-sale for the year ended December 31, 2011 was as follows (in thousands):

	Gross Book Value	Valuation Allowance	Net Book Value

December 31, 2010	$16,130	($10,380)	$5,750

Satisfactions	(16,130)	10,380	(5,750)

December 31, 2011	$—	$—	$—

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

Note 6. Equity Investments in Unconsolidated Subsidiaries

Our equity investments in unconsolidated subsidiaries consist of our co-investments in investment management vehicles that we sponsor and manage. As of December 31, 2011, we had a co-investment in one such vehicle, CT Opportunity Partners I, LP, or CTOPI, in which we have a commitment to invest up to $25.0 million, or 4.6% of CTOPI’s total capital commitments. We have funded $15.8 million of our commitment as of December 31, 2011 and received $5.8 million as a return of capital, resulting in a $10.0 million funded and a $15.0 million unfunded commitment balance.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Activity relating to our equity investments in unconsolidated subsidiaries for the year ended December 31, 2011 was as follows (in thousands):

	CTOPI	Other	Total

December 31, 2010	$8,931	$1	$8,932

Contributions	3,413	—	3,413
Income from equity investments	3,650	(1)	3,649
Distributions	(5,595)	—	(5,595)

December 31, 2011	$10,399	$—	$10,399

In accordance with the CTOPI management agreement, CTIMCO may earn incentive compensation when certain returns are achieved for the partners of CTOPI, which will be accrued if and when earned, and when appropriate contingencies have been eliminated.

As of December 31, 2011, our maximum exposure to loss from CTOPI was $8.0 million.

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

As of December 31, 2011 and 2010, we had $7.8 million and $602.9 million of total debt obligations outstanding, respectively. The balances of each category of debt, their respective coupons and all-in effective costs, including the amortization of fees and expenses, were as follows (in thousands):

	December 31, 2011		December 31, 2010	December 31, 2011
Debt Obligations	Principal Balance	Book Value	Book Value	Coupon	All-In Cost	Maturity Date

Secured notes	$7,847	$7,847	$—	8.19%	8.19%	March 31, 2016

Repurchase obligations
JPMorgan	—	—	224,915	N/A	N/A	N/A
Morgan Stanley	—	—	105,044	N/A	N/A	N/A
Citigroup	—	—	42,623	N/A	N/A	N/A
Total repurchase obligations	—	—	372,582	N/A	N/A	N/A

Senior credit facility	—	—	98,124	N/A	N/A	N/A

Junior subordinated notes	—	—	132,190	N/A	N/A	N/A

Total/Weighted Average	$7,847	$7,847	$602,896	8.19%	8.19%	March 31, 2016

Secured Notes

In conjunction with our March 2011 restructuring and the corresponding satisfaction of our senior credit facility and junior subordinated notes, wholly-owned subsidiaries issued secured notes to these former creditors, which secured notes are non-recourse to us. The secured notes had an aggregate initial face balance of $7.8 million and are secured by 93.5% of our equity interests in the class A-1 and class A-2 common stock of CT Legacy REIT, which represents 48.3% of the total outstanding class A-1 and class A-2 common stock of CT Legacy REIT. The secured notes mature on March 31, 2016 and bear interest at a rate of 8.2% per annum, which interest may be deferred until maturity. All dividends we receive from our equity interests in the common stock of CT Legacy REIT which serve as collateral under the secured notes must be used to pay, or prepay, interest and principal due thereunder, and only after the notes’ full satisfaction will we receive any cash flow from the common equity interests in CT Legacy REIT that serve as collateral for the notes. Any prepayment, or partial prepayment, of the secured notes will incur a prepayment premium resulting in a total payment of principal and interest under the secured notes of $11.1 million.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

In April 2011, we purchased $405,000 of the secured notes at par.

Repurchase Obligations

On March 31, 2011, our legacy repurchase obligations with JPMorgan, Morgan Stanley and Citigroup were assumed by wholly-owned subsidiaries of CT Legacy REIT, and the recourse to Capital Trust, Inc. was eliminated. See Note 10 for further discussion of these amended facilities at CT Legacy REIT.

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

During the year ended December 31, 2011, (i) a $75.0 million loan participation sold, which had previously been 100% impaired, was terminated as a result of a restructuring which termination resulted in recognition of a $75.0 million gain on extinguishment of debt, (ii) a $97.5 million loan participation sold, which had similarly been 100% impaired, was transferred to CT Legacy REIT, and (iii) a $51.8 million loan participation sold was fully repaid.

The following table describes our participations sold assets and liabilities as of December 31, 2011 and 2010 (in thousands):

	December 31,	December 31,
	2011	2010
Participations sold assets
Gross carrying value	$19,282	$259,304
Less: Provision for loan losses	—	(172,465)
Net book value of assets	19,282	86,839

Participations sold liabilities
Net book value of liabilities	19,282	259,304
Net impact to shareholders' equity	$—	($172,465)

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

As of December 31, 2010, all of our derivative financial instruments were designated as cash flow hedges and recorded at their fair value as interest rate hedge liabilities of $8.5 million on our consolidated balance sheet. During the year ended December 31, 2011, we did not enter into any new derivative financial instrument contracts.

The table below shows amounts recorded to other comprehensive income and amounts recorded to interest expense from other comprehensive income for the year ended December 31, 2011 and 2010 (in thousands).

	Amount of gain (loss) recognized		Amount of loss reclassified from OCI
	in OCI for the year ended (1)		to income for the year ended (2)
Hedge	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Interest rate swaps	$933	($4,267)	($552)	($2,994)

(1)	Represents the amount of unrealized gains and losses recorded to other comprehensive income during the period, net of the amount reclassified to interest expense.
(2)	Represents net amounts paid to swap counterparties during the period, which are included in interest expense, offset by an immaterial amount of non-cash swap amortization.

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

As of December 31, 2011, our consolidated balance sheet includes an aggregate $255.1 million of assets and $220.6 million of liabilities related to CT Legacy REIT. In addition, CT Legacy REIT consolidates three securitization vehicles which are presented on our consolidated balance sheets with other securitization vehicles owned by us directly, which are discussed in Note 11.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A. Securities Held-to-Maturity – CT Legacy REIT

CT Legacy REIT’s securities portfolio consists of CMBS, CDOs, and other securities. Activity relating to these securities for the year ended December 31, 2011 was as follows (in thousands):

	CMBS	CDOs & Other	Total Book Value (1)

December 31, 2010	$—	$—	$—

Transfer from Capital Trust, Inc.	2,356	1,221	3,577
Principal paydowns	(142)	—	(142)
Consolidation of additional securitization vehicle (2)	(1,121)	—	(1,121)
Discount/premium amortization & other (3)	253	35	288

December 31, 2011	$1,346	$1,256	$2,602

(1)	Includes securities with a total face value of $29.3 million as of December 31, 2011.
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

As of December 31, 2011, all of CT Legacy REIT’s securities were classified as held-to-maturity.

The following table allocates the book value of CT Legacy REIT’s securities as of December 31, 2011 between their amortized cost basis, amounts related to mark-to-market adjustments on securities previously classified as available-for-sale, and the portion of other-than-temporary impairments not related to expected credit losses (in thousands):

	CMBS	CDOs & Other	Total Securities
Amortized cost basis	$2,321	$1,256	$3,577
Mark-to-market adjustments on securities previously classified as available-for-sale	(523)	—	(523)
Other-than-temporary impairments recognized in accumulated other comprehensive income	(452)	—	(452)

Total book value as of December 31, 2011	$1,346	$1,256	$2,602

The following table details overall statistics for CT Legacy REIT’s securities portfolio as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Number of securities	6	─
Number of issues	5	─
Rating (1) (2)	CCC+	N/A
Fixed / Floating (in millions) (3)	$2 / $1	$─ / $─
Coupon (1) (4)	5.43%	N/A
Yield (1) (4)	3.31%	N/A
Life (years) (1) (5)	4.9	N/A

(1)	Represents a weighted average as of December 31, 2011.
(2)	Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security.
(3)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate securities.
(4)
Coupon is based on the securities’ contractual interest rates, while yield is based on expected cash flows for each security, and considers discounts/premiums and asset non-performance. Calculations for floating rate securities are based on LIBOR of 0.30% as of December 31, 2011.

(5)	Weighted average life is based on the timing and amount of future expected principal payments through the expected repayment date of each respective investment.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The table below details the ratings and vintage distribution of CT Legacy REIT’s securities as of December 31, 2011 (in thousands):

	Rating as of December 31, 2011
Vintage	B	CCC and Below	Total
2003	$—	$1,256	$1,256
1997	179	—	179
1996	—	1,167	1,167
Total	$179	$2,423	$2,602

Other-than-temporary impairments

Certain of the securities which were transferred to CT Legacy REIT have previously been other-than-temporarily impaired both during the year ended December 31, 2011, and in prior periods. The following table summarizes activity related to the other-than-temporary impairments of these securities as of December 31, 2011 (in thousands):

	Gross Other-Than-Temporary Impairments	Credit Related Other-Than-Temporary Impairments	Non-Credit Related Other-Than-Temporary Impairments

December 31, 2010	$—	$—	$—

Transfer from Capital Trust, Inc.	30,470	29,362	1,108
Amortization of other-than-temporary impairments	(271)	(153)	(118)
Consolidation of additional securitization vehicle (1)	(3,357)	(2,819)	(538)
Reductions due to realized losses	(285)	(285)	—

December 31, 2011	$26,557	$26,105	$452

(1)
Beginning in the third quarter of 2011, CT Legacy REIT consolidated an additional securitization vehicle, which was previously accounted for as part of its securities portfolio with an other-than-temporary impairment of $3.4 million. See Note 11 for additional discussion.

Unrealized losses and fair value of securities

Certain of CT Legacy REIT’s securities are carried at values in excess of their fair values. This difference can be caused by, among other things, changes in credit spreads and interest rates. The following table shows the gross unrealized losses and fair value of securities for which the fair value is lower than their book value as of December 31, 2011, and that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		Greater Than 12 Months		Total

	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Book Value (1)

Floating Rate	$—	$—	$0.2	($1.1)	$0.2	($1.1)	$1.3

Fixed Rate	1.2	—	—	—	1.2	—	1.2

Total	$1.2	$—	$0.2	($1.1)	$1.4	($1.1)	$2.5

(1)
Excludes, as of December 31, 2011, $179,000 of securities which were carried at or below fair value and securities against which an other-than-temporary impairment equal to the entire book value was recognized in earnings.

As of December 31, 2011, two of CT Legacy REIT's securities with an aggregate book value of $2.5 million were carried at a value in excess of their fair value. Fair value for these securities was $1.4 million as of December 31, 2011. In total, as of December 31, 2011, CT Legacy REIT had six investments in securities with an aggregate book value of $2.6 million that have an estimated fair value of $1.6 million, including two investments in CMBS with an estimated fair value of $1.4 million and four investments in CDOs and other securities with an estimated fair value of $158,000.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

We determine fair values using third party dealer assessments of value, and our own internal financial model-based estimations of fair value. See Note 17 for further discussion of fair value. We regularly examine CT Legacy REIT’s securities portfolio and have determined that, despite the differences between book value and fair value discussed above, our expectations of future cash flows have changed adversely for six of Legacy REIT’s securities, against which we have recognized other-than-temporary-impairments.

Our estimation of cash flows expected to be generated by our securities portfolio is based upon an internal review of the underlying loans securing our investments both on an absolute basis and compared to our initial underwriting for each investment. Our efforts are supplemented by third-party research reports, third-party market assessments and our dialogue with market participants. As of December 31, 2011, we do not intend to sell Legacy REIT’s securities, nor do we believe it is more likely than not that we will be required to sell Legacy REIT’s securities before recovery of their amortized cost bases, which may be at maturity. This, combined with our assessment of cash flows, is the basis for our conclusion that these investments are not impaired, other than as described above, despite the differences between estimated fair value and book value. We attribute the difference between book value and estimated fair value to the current market dislocation and a general negative bias against structured financial products such as CMBS and CDOs.

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

CT Legacy REIT is not obligated to provide, nor has it provided, any financial support to these entities. As of December 31, 2011, CT Legacy REIT’s investment in these entities is $29.3 million, the principal amount of its securities portfolio. We have recorded other-than-temporary impairments of $26.6 million against this portfolio, resulting in a net exposure to loss of $2.6 million as of December 31, 2011.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

B. Loans Receivable, Net – CT Legacy REIT

Activity relating to CT Legacy REIT’s loans receivable for the year ended December 31, 2011 was as follows (in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value (1)

December 31, 2010	$—	$—	$—

Transfer from Capital Trust, Inc. on March 31, 2011	739,694	(244,282)	495,412
Satisfactions (2)	(270,407)	—	(270,407)
Principal paydowns	(268)	—	(268)
Discount/premium amortization & other	1,060	—	1,060
Recovery of provision for loan losses	—	13,048	13,048
Realized loan losses	(1,434)	1,434	—
Reclassification to loans held-for-sale	(32,331)	—	(32,331)

December 31, 2011	$436,314	($229,800)	$206,514

(1)	Includes loans with a total principal balance of $436.0 million as of December 31, 2011.
(2)	Includes final maturities, full repayments, and sales.

The following table details overall statistics for CT Legacy REIT’s loans receivable portfolio as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Number of investments	17	─
Fixed / Floating (in millions) (1)	$56 / $151	$─ / $─
Coupon (2) (3)	4.59%	N/A
Yield (2) (3)	5.21%	N/A
Maturity (years) (2) (4)	1.4	N/A

(1)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate loans.
(2)	Represents a weighted average as of December 31, 2011.
(3)	Calculations for floating rate loans are based on LIBOR of 0.30% as of December 31, 2011.
(4)	Represents the final maturity of each investment assuming all extension options are executed.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The tables below detail the types of loans in CT Legacy REIT’s portfolio, as well as the property type and geographic distribution of the properties securing these loans, as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011		December 31, 2010
Asset Type	Book Value	Percentage	Book Value	Percentage
Senior mortgages	$77,986	37%	$—	―%
Subordinate interests in mortgages	58,078	28	—	―
Mezzanine loans	47,271	23	—	―
Other	23,179	12	—	―
Total	$206,514	100%	$—	―%

Property Type	Book Value	Percentage	Book Value	Percentage
Office	$84,519	41%	$—	―%
Hotel	75,240	36	—	―
Multifamily	14,212	7	—	―
Other	32,543	16	—	―
Total	$206,514	100%	$—	―%

Geographic Location	Book Value	Percentage	Book Value	Percentage
Northeast	$64,040	31%	$—	―%
Southwest	40,353	19	—	―
West	38,179	18	—	―
Southeast	20,076	10	—	―
Northwest	9,364	5	—	―
International	34,502	17	—	―
Total	$206,514	100%	$—	―%

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

The following table allocates the net book value and principal balance of CT Legacy REIT’s loans receivable based on our internal risk ratings as of December 31, 2011 and 2010 (in thousands):

	Loans Receivable as of December 31, 2011			Loans Receivable as of December 31, 2010
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	5	$91,940	$92,333	—	$—	$—
4 - 5	5	64,151	64,127	—	—	—
6 - 8	7	279,882	50,054	—	—	—

Total	17	$435,973	$206,514	—	$—	$—

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

In making this risk assessment, one of the primary factors we consider is how senior or junior each loan is relative to other debt obligations of the borrower. The following tables further allocate CT Legacy REIT’s loans receivable by both loan type and our internal risk ratings as of December 31, 2011 and 2010 (in thousands):

	Senior Mortgage Loans
	as of December 31, 2011			as of December 31, 2010
Risk	Number	Principal	Net	Number	Principal	Net
Rating	of Loans	Balance	Book Value	of Loans	Balance	Book Value
1 - 3	1	$27,503	$27,503	—	$—	$—
4 - 5	2	21,000	20,976	—	—	—
6 - 8	2	42,569	29,507	—	—	—
Total	5	$91,072	$77,986	—	$—	$—

	Subordinate Interests in Mortgages
	as of December 31, 2011			as of December 31, 2010
Risk	Number	Principal	Net	Number	Principal	Net
Rating	of Loans	Balance	Book Value	of Loans	Balance	Book Value
1 - 3	1	$13,000	$13,000	—	$—	$—
4 - 5	1	24,531	24,531	—	—	—
6 - 8	4	85,024	20,547	—	—	—
Total	6	$122,555	$58,078	—	$—	$—

	Mezzanine & Other Loans
	as of December 31, 2011			as of December 31, 2010
Risk	Number	Principal	Net	Number	Principal	Net
Rating	of Loans	Balance	Book Value	of Loans	Balance	Book Value
1 - 3	3	$51,437	$51,830	—	$—	$—
4 - 5	2	18,620	18,620	—	—	—
6 - 8	1	152,289	—	—	—	—
Total	6	$222,346	$70,450	—	$—	$—

Loan impairments

The following table describes CT Legacy REIT’s impaired loans as of December 31, 2011, including impaired loans that are current in their interest payments and those that are delinquent on contractual payments (in thousands):

	December 31, 2011
Impaired Loans	No. of Loans	Gross Book Value	Provision for Loan Loss	Net Book Value
Performing loans	2	$192,652	($183,289)	$9,363
Non-performing loans	3	68,120	(46,511)	21,609
Total impaired loans	5	$260,772	($229,800)	$30,972

The following table details the allocation of CT Legacy REIT’s provision for loan losses as of December 31, 2011 (in thousands):

	December 31, 2011
Impaired Loans	Principal Balance	Provision for Loan Loss	Loss Severity
Mezzanine & other loans	$152,289	$152,289	100%
Subordinate interests in mortgages	83,812	64,449	77
Senior mortgages	24,700	13,062	53
Total/Weighted Average	$260,801	$229,800	88%

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Generally, we have recorded provisions for loan loss against all loans which are in maturity default, or otherwise have past-due principal payments. As of December 31, 2011, CT Legacy REIT had four loans with an aggregate net book value of $51.6 million which were in maturity default but had no provision recorded. We expect to collect all principal and interest due under these loans upon their resolution.

The following table details CT Legacy REIT’s average balance of impaired loans by loan type, and the income recorded on such loans subsequent to their impairment during the year ended December 31, 2011 (in thousands):

Income on Impaired Loans for the Year Ended December 31, 2011
Asset Type	Average Net Book Value	Income Recorded (1)
Senior Mortgage Loans	$10,150	$388
Subordinate Interests in Mortgages	22,340	208
Mezzanine & Other Loans	—	4,891
Total	$32,490	$5,487

(1)
Substantially all of the income recorded on impaired loans during the period was received in cash. See also Note 4 for disclosure of income recorded on impaired loans prior to their transfer to CT Legacy REIT, substantially all of which was also received in cash.

Nonaccrual loans

In accordance with our revenue recognition policies discussed in Note 2, we do not accrue interest on loans which are 90 days past due or, in the opinion of management, are otherwise uncollectable. Accordingly, we do not have any material interest receivable accrued on CT Legacy REIT’s nonperforming loans as of December 31, 2011.

The following table details CT Legacy REIT’s loans receivable which are on nonaccrual status as of December 31, 2011 (in thousands):

Non-Accrual Loans Receivable as of December 31, 2011
Asset Type	Principal Balance	Net Book Value
Senior Mortgage Loans	$24,700	$11,638
Subordinate Interests in Mortgages	85,024	20,547
Mezzanine & Other Loans	152,289	—
Total	$262,013	$32,185

Loan modifications

During the year ended December 31, 2011, two modifications of CT Legacy REIT loans were considered troubled debt restructurings, as defined under GAAP. A troubled debt restructuring is generally any modification of a loan to a borrower that is experiencing financial difficulties, where a lender agrees to terms that are more favorable to the borrower than is otherwise available in the current market. These loan modifications included: (i) a nine-month extension of a $19.0 million senior mortgage loan which is in maturity default, and (ii) a two-year forbearance of a $24.3 million subordinate mortgage interest, including a 2.0% spread increase which will accrue on a deferred basis. Both of these loans have been individually assessed for impairment, and have not been impaired due to our determination that the underlying collateral value is sufficient to cover our investment in the loans.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

C. Loans Held-for-Sale, Net – CT Legacy REIT

Activity relating to CT Legacy REIT’s loans held-for-sale for the year ended December 31, 2011 was as follows (in thousands):

	Gross Book Value	Valuation Allowance	Net Book Value

December 31, 2010	$—	$—	$—

Reclassification from loans receivable	32,331	—	32,331
Valuation allowance on loans held-for-sale	—	(1,456)	(1,456)

December 31, 2011	$32,331	($1,456)	$30,875

During the second quarter of 2011, CT Legacy REIT reclassified a $32.5 million senior mortgage loan to loans held-for-sale, against which it had recorded a $224,000 valuation allowance to reflect this loan at its approximate fair value. During the fourth quarter of 2011, CT Legacy REIT recorded an additional $1.2 million valuation allowance to reflect this loan at its approximate fair value as of December 31, 2011.

D. Debt Obligations – CT Legacy REIT

As of December 31, 2011, CT Legacy REIT had $113.6 million of total debt obligations outstanding. The balances of each category of debt, their respective coupons and all-in effective costs (including the amortization of fees and expenses) were as follows (in thousands):

	December 31, 2011		December 31, 2010	December 31, 2011
Debt Obligations	Principal Balance	Book Value	Book Value	Coupon (1)	All-In Cost (1)		Maturity Date (2)

Repurchase obligation (JPMorgan)	$58,464	$58,464	$—	2.80%	2.80%		December 15, 2014

Mezzanine loan(3)	65,275	55,111	—	15.00%	18.61%		March 31, 2016

Total/Weighted Average	$123,739	$113,575	$—	9.24%	11.14	% (4)	August 20, 2015

(1)	Assumes LIBOR of 0.30% at December 31, 2011 for floating rate debt obligations.
(2)	Maturity dates represent the contractual maturity of each facility.
(3)	The mezzanine loan carries a 15.0% per annum interest rate, of which 7.0% per annum may be deferred. The all-in cost of the mezzanine loan includes the amortization of deferred fees and expenses.
(4)
Including the impact of interest rate hedges with an aggregate notional balance of $60.8 million as of December 31, 2011, the effective all-in cost of CT Legacy REIT’s debt obligations would be 13.46% per annum.

Repurchase Obligations

In conjunction with our March 2011 restructuring, on March 31, 2011 our legacy repurchase obligations with JPMorgan, Morgan Stanley and Citigroup were assumed by wholly-owned subsidiaries of CT Legacy REIT, and the recourse to Capital Trust, Inc. was eliminated. The balances then outstanding under the three repurchase obligations with JP Morgan, Morgan Stanley and Citigroup were $173.5 million, $93.2 million, and $38.1 million, respectively.

During the second quarter of 2011, the Morgan Stanley and Citigroup repurchase obligations were fully repaid and extinguished, and the remaining collateral thereunder was released.

The JPMorgan facility matures on December 15, 2014 and bears interest at a rate of LIBOR + 2.50% per annum (2.80% as of December 31, 2011), which rate will increase to LIBOR + 3.00% per annum for the period from March 31, 2013 through March 30, 2014, and then to LIBOR + 3.50% per annum for the period from March 31, 2014 through maturity. In addition, periodic repayment targets must be met under the facility, which require the outstanding balance be reduced to: $110.0 million by December 15, 2011, $65.0 million by December 15, 2012, and $30.0 million by December 15, 2013. As of December 31, 2011, the JPMorgan facility had an outstanding balance of $58.5 million.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Subsequent to year-end, in February 2012, we refinanced the JPMorgan repurchase facility and the mezzanine loan with a single, new $124.0 million repurchase facility with JPMorgan. The new facility matures in December 2014, carries a rate of LIBOR+5.50%, and has paydown hurdles and associated potential rate increases over the term of the facility. See Note 22, Subsequent Events, to our consolidated financial statements for additional discussion.

The following table details the aggregate outstanding principal balance, book value and fair value of CT Legacy REIT’s assets, primarily loans receivable, which were pledged as collateral under the JPMorgan repurchase facility as of December 31, 2011, as well as the amount at risk (in thousands). The amount at risk is generally equal to the book value of our collateral less the outstanding principal balance of the repurchase facility.

		Loans and Securities Collateral Balances, as of December 31, 2011
Repurchase Lender	Facility Balance	Principal Balance	Book Value	Fair Value (1)	Amount at Risk (2)
JP Morgan	$58,464	$309,995	$177,208	$155,567	$122,600

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

As of December 31, 2011, the mezzanine loan had an outstanding principal balance of $65.3 million (including deferred interest) and a book balance of $55.1 million. The difference between book balance and principal outstanding is due to deferred costs associated with the mezzanine loan, primarily the equity interest in CT Legacy REIT discussed above. Including the amortization of these costs, the mezzanine loan has an all-in cost of 18.61%.

Subsequent to year-end, in February 2012, we refinanced the JPMorgan repurchase facility and the mezzanine loan with a single, new $124.0 million repurchase facility with JPMorgan. See Note 22, Subsequent Events, to our consolidated financial statements for additional discussion.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table describes CT Legacy REIT’s participations sold assets and liabilities as of December 31, 2011 and 2010 (in thousands):

	December 31,	December 31,
	2011	2010
Participations sold assets
Gross carrying value	$97,465	$—
Less: Provision for loan losses	(97,465)	—
Net book value of assets	—	—

Participations sold liabilities
Net book value of liabilities	97,465	—
Net impact to shareholders' equity	($97,465)	$—

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

The following table summarizes the notional amounts and fair values of CT Legacy REIT’s interest rate swaps as of December 31, 2011 and 2010 (in thousands). The notional amount provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk.

Counterparty	December 31, 2011 Notional Amount	Interest Rate (1)	Maturity	December 31, 2011 Fair Value	December 31, 2010 Fair Value
JPMorgan Chase	$17,574	5.14%	2014	($1,887)	$—
JPMorgan Chase	16,565	4.83%	2014	(1,889)	—
JPMorgan Chase	16,441	5.52%	2018	(3,321)	—
JPMorgan Chase	7,062	5.11%	2016	(1,189)	—
JPMorgan Chase	3,164	5.45%	2015	(531)	—
Total/Weighted Average	$60,806	5.17%	2015	($8,817)	$—

(1)	Represents the gross fixed interest rate we pay to our counterparties under these derivative instruments. We receive an amount of interest indexed to one-month LIBOR on all of our interest rate swaps.

During the second quarter of 2011, as a result of significant repayments of CT Legacy REIT’s floating rate debt obligations, these interest rate swaps ceased to be highly effective hedging instruments. We therefore discontinued the designation of these hedges as cash flow hedges. As a result, beginning in the second quarter of 2011, any change in the fair values of these interest rate swaps is recorded as a non-cash component of interest expense on our consolidated statement of operations. We recognized $1.3 million of such non-cash interest expense during the year ended December 31, 2011.

In addition, as a result of the termination of the effective hedge designation, we reclassified $3.2 million from accumulated other comprehensive income as non-cash interest expense on our consolidated financial statements. In future periods we will recognize additional non-cash interest expense as the remaining balance of accumulated other comprehensive income is amortized over the life of each related facility. Net payments under such interest rate swaps during the year ended December 31, 2011 totaled $2.3 million, and were recorded as a component of interest expense.

Over the next twelve months, we expect approximately $2.2 million to be reclassified from other comprehensive income to interest expense. This amount represents the amortization of losses previously recorded in other comprehensive income on interest rate swaps which are no longer designated as cash flow hedges.

As of December 31, 2011, CT Legacy REIT has not posted any assets as collateral under derivative agreements.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 11. Consolidated Securitization Vehicles

As of December 31, 2011, our consolidated balance sheet includes an aggregate $1.0 billion of assets and $1.2 billion of liabilities related to nine consolidated securitization vehicles. Our consolidated securitization vehicles include two categories of entities: (i) collateralized debt obligations sponsored and issued by us, which we refer to as CT CDOs and (ii) other consolidated securitization vehicles which were not issued or sponsored by us. We have historically consolidated the CT CDOs; however we began consolidating the additional securitization vehicles as of January 1, 2010, as discussed in Note 2.

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

Other Consolidated Securitization Vehicles

As discussed above, we currently consolidate five additional securitization vehicles, all of which are substantially similar to the CT CDOs. These securitization vehicles invest in commercial real estate debt instruments, which investments were not originated or transferred to the entities by us. In addition to our investment in the subordinate classes of the securities issued by these vehicles, we are named special servicer on a number of their assets. As a result of consolidation, our ownership interests in these consolidation vehicles have been eliminated, and our balance sheet reflects both the assets held and debt issued by these vehicles to third-parties. Similarly, our operating results and cash flows include the gross amounts related to the assets and liabilities of the securitization vehicles, as opposed to our net economic interests in these entities. Special servicing fees paid to us on assets owned by these vehicles are eliminated in consolidation.

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

During the third quarter of 2011, realized losses on a loan held by the consolidated MSC 2007-XLFA securitization vehicle resulted in a complete loss to our subordinate investment in MSC 2007-XLFA. Accordingly, we were no longer considered the primary beneficiary of MSC 2007-XLFA and ceased consolidating it under GAAP. Also during the third quarter of 2011, we consolidated a new securitization vehicle, GECMC 2000-1. A realized loss on a loan held by GECMC 2000-1 resulted in a complete loss to the investments in the vehicle subordinate to us and made our investment in GECMC 2000-1 the most subordinate in the remaining securitization structure. Accordingly, we then became the primary beneficiary of GECMC 2000-1 and began consolidating it under GAAP. We have previously accounted for GECMC 2000-1 as a security in our CT Legacy REIT portfolio.

We are not obligated to provide, nor have we provided, any financial support to these consolidated securitization vehicles. In addition, three of these five investments have been made through our CT CDOs, which limits our exposure to loss as discussed above. Accordingly, as of December 31, 2011, our maximum exposure to loss as a result of our investment in these vehicles is limited to $75.5 million, the face amount of our investment in the two securitization vehicles not held by our CT CDOs. As a result of consolidation, we have recognized losses on collateral assets in excess of our investment in these entities, resulting in a zero net exposure to loss as of December 31, 2011.

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

A. Securities Held-to-Maturity – Consolidated Securitization Vehicles

Our consolidated securitization vehicles’ securities portfolio consists of CMBS, CDOs, and other securities. Activity relating to these securities for the year ended December 31, 2011 was as follows (in thousands):

	CMBS	CDOs & Other	Total Book Value (1)

December 31, 2010	$456,312	$48,011	$504,323

Principal paydowns	(49,016)	(45,205)	(94,221)
Consolidation of securitization vehicle (2)	(1,000)	—	(1,000)
Discount/premium amortization & other (3)	37	(871)	(834)
Other-than-temporary impairments:
Recognized in earnings	(46,413)	—	(46,413)
Recognized in accumulated other comprehensive income	(2,883)	—	(2,883)
December 31, 2011	$357,037	$1,935	$358,972

(1)	Includes securities with a total face value of $490.9 million and $594.4 million as of December 31, 2011 and 2010, respectively.
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

As of both December 31, 2011 and 2010, all of our consolidated securitization vehicles’ securities were classified as held-to-maturity.

The following table allocates the book value of our consolidated securitization vehicles’ securities as of December 31, 2011 between their amortized cost basis, amounts related to mark-to-market adjustments on securities previously classified as available-for-sale, and the portion of other-than-temporary impairments not related to expected credit losses (in thousands):

	CMBS	CDOs & Other	Total Securities
Amortized cost basis	$369,471	$1,935	$371,406
Mark-to-market adjustments on securities previously classified as available-for-sale	3,703	—	3,703
Other-than-temporary impairments recognized in accumulated other comprehensive income	(16,137)	—	(16,137)
Total book value as of Decembe 31, 2011	$357,037	$1,935	$358,972

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table details overall statistics for our consolidated securitization vehicles’ securities portfolio as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Number of securities	52	56
Number of issues	36	40
Rating (1) (2)	BB+	BB+
Fixed / Floating (in millions) (3)	$358 / $1	$503 / $1
Coupon (1) (4)	6.49%	6.66%
Yield (1) (4)	7.41%	6.97%
Life (years) (1) (5)	2.5	3.4

(1)	Represents a weighted average as of December 31, 2011 and 2010, respectively.
(2)	Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security.
(3)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate securities.
(4)
Coupon is based on the securities’ contractual interest rates, while yield is based on expected cash flows for each security, and considers discounts/premiums and asset non-performance. Calculations for floating rate securities are based on LIBOR of 0.30% and 0.26% as of December 31, 2011 and 2010, respectively.

(5)	Weighted average life is based on the timing and amount of future expected principal payments through the expected repayment date of each respective investment.

The table below details the ratings and vintage distribution of our consolidated securitization vehicles’ securities as of December 31, 2011 (in thousands):

	Rating as of December 31, 2011
Vintage	AAA	AA	A	BBB	BB	B	CCC and Below	Total
2006	$—	$—	$—	$—	$—	$—	$14,884	$14,884
2005	—	—	—	—	—	—	7,060	7,060
2004	—	24,780	1,935	—	—	—	—	26,715
2003	9,908	—	—	3,011	1,966	—	—	14,885
2002	—	—	—	—	6,712	—	2,283	8,995
2001	—	—	—	—	—	5,426	1,730	7,156
2000	2,891	—	—	—	19,935	—	3,985	26,811
1999	—	—	11,233	1,414	17,380	—	—	30,027
1998	45,956	46,315	37,580	43,607	11,901	—	5,000	190,359
1997	4,434	—	16,159	—	5,223	2,762	3,502	32,080
Total	$63,189	$71,095	$66,907	$48,032	$63,117	$8,188	$38,444	$358,972

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The table below details the ratings and vintage distribution of our consolidated securitization vehicles’ securities as of December 31, 2010 (in thousands):

	Rating as of December 31, 2010
							CCC and
Vintage	AAA	AA	A	BBB	BB	B	Below	Total
2006	$—	$—	$—	$—	$—	$—	$15,248	$15,248
2005	—	—	—	—	—	—	22,033	22,033
2004	—	24,815	8,414	—	—	—	2,400	35,629
2003	9,906	—	—	3,020	1,959	—	—	14,885
2002	—	—	—	6,663	—	2,652	—	9,315
2001	—	—	—	4,814	4,129	—	3,537	12,480
2000	2,923	—	—	—	—	—	26,017	28,940
1999	—	—	11,337	1,423	17,366	—	—	30,126
1998	98,017	45,593	38,045	43,524	43,534	—	4,125	272,838
1997	—	—	26,124	—	5,182	3,360	3,546	38,212
1996	24,617	—	—	—	—	—	—	24,617
Total	$135,463	$70,408	$83,920	$59,444	$72,170	$6,012	$76,906	$504,323

Other-than-temporary impairments

Quarterly, we reevaluate our consolidated securitization vehicles’ securities portfolio to determine if there has been an other-than-temporary impairment based upon expected future cash flows from each securities investment. As a result of this evaluation, under the accounting guidance discussed in Note 2, during the year ended December 31, 2011, we recorded a gross other-than-temporary impairment of $49.3 million. This gross other-than-temporary impairment includes $46.4 million related to expected credit losses which has been recorded through earnings, and $2.9 million of fair value adjustments in excess of expected credit losses, or Valuation Adjustments, which have been recorded as a component of accumulated other comprehensive income (loss) on our consolidated balance sheet with no impact on earnings.

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

The following table summarizes activity related to the other-than-temporary impairments of our consolidated securitization vehicles’ securities during the year ended December 31, 2011 (in thousands):

	Gross Other-Than- Temporary Impairments	Credit Related Other-Than-Temporary Impairments	Non-Credit Related Other-Than-Temporary Impairments

December 31, 2010	$88,586	$74,576	$14,010

Additions due to change in expected cash flows	49,296	46,412	2,884
Amortization of other-than-temporary impairments	646	1,403	(757)
Reductions due to realized losses	(8,168)	(8,168)	—
December 31, 2011	$130,360	$114,223	$16,137

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Unrealized losses and fair value of securities

Certain of our consolidated securitization vehicles’ securities are carried at values in excess of their fair values. This difference can be caused by, among other things, changes in credit spreads and interest rates. The following table shows the gross unrealized losses and fair value of securities for which the fair value is lower than their book value as of December 31, 2011 and that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		Greater Than 12 Months		Total

	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Book Value (1)

Floating Rate	$—	$—	$—	$—	$—	$—	$—

Fixed Rate	154.1	(4.7)	130.1	(11.1)	284.2	(15.8)	300.0

Total	$154.1	($4.7)	$130.1	($11.1)	$284.2	($15.8)	$300.0

(1)
Excludes, as of December 31, 2011, $59.0 million of securities which were carried at or below fair value and securities against which an other-than-temporary impairment equal to the entire book value was recognized in earnings.

As of December 31, 2011, 35 of our consolidated securitization vehicles' securities with an aggregate book value of $300.0 million were carried at values in excess of their fair values. Fair value for these securities was $284.2 million as of December 31, 2011. In total, as of December 31, 2011, our consolidated securitization vehicles had 52 investments in securities with an aggregate book value of $359.0 million that have an estimated fair value of $350.2 million, including 51 investments in CMBS with an estimated fair value of $348.3 million and one investment in CDOs and other securities with an estimated fair value of $1.9 million.

The following table shows the gross unrealized losses and fair value of our consolidated securitization vehicles’ securities for which the fair value is lower than our book value as of December 31, 2010 and that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		Greater Than 12 Months		Total

		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss	Book Value (1)

Floating Rate	$—	$—	$—	$—	$—	$—	$—

Fixed Rate	29.3	(1.2)	221.2	(37.4)	250.5	(38.6)	289.1

Total	$29.3	($1.2)	$221.2	($37.4)	$250.5	($38.6)	$289.1

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

We determine fair values using third party dealer assessments of value, and our own internal financial model-based estimations of fair value. See Note 17 for further discussion of fair value. We regularly examine our consolidated securitization vehicles’ securities portfolio and have determined that, despite these differences between book value and fair value, our expectations of future cash flows have only changed adversely for 14 of our consolidated securitization vehicles’ securities, against which we have recognized other-than-temporary-impairments. See Note 10A for additional discussion of fair value estimations.

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

We are not obligated to provide, nor have we provided, any financial support to these entities. As these securities are financed by our non-recourse CT CDOs, our exposure to loss is therefore limited to our interests in these consolidated entities. The notional amount of the subordinate debt and equity interests we retained in our CT CDOs is $233.7 million. After giving effect to certain transfers of these interests, provisions for loan losses and other-than-temporary impairments recorded as of December 31, 2011, our remaining net exposure to loss from these entities is $4.0 million.

B. Loans Receivable, Net – Consolidated Securitization Vehicles

Activity relating to our consolidated securitization vehicles’ loans receivable for the year ended December 31, 2011 was as follows (in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value(1)

December 31, 2010	$3,145,968	($254,589)	$2,891,379

Satisfactions (2)	(1,561,455)	—	(1,561,455)
Principal paydowns	(145,784)	—	(145,784)
Deconsolidation of securitization vehicle (3)	(595,920)	—	(595,920)
Consolidation of securitization vehicle (4)	24,437	(2,000)	22,437
Discount/premium amortization & other	929	—	929
Recovery of provision for loan losses	—	1,012	1,012
Realized loan losses	(53,603)	53,603	—
December 31, 2011	$814,572	($201,974)	$612,598

(1)	Includes loans with a total principal balance of $815.7 million and $3.2 billion as of December 31, 2011 and 2010, respectively.
(2)	Includes final maturities and full repayments.
(3)	We no longer consolidate the MSC 2007-XLFA securitization vehicle beginning in the third quarter of 2011. See the introduction of Note 11 above for further discussion.
(4)	We consolidated an additional securitization vehicle, GECMC 2000-1, beginning in the third quarter of 2011. See the introduction of Note 11 above for further discussion.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table details overall statistics for our consolidated securitization vehicles’ loans receivable portfolio as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Number of investments	71	94
Fixed / Floating (in millions) (1)	$280 / $333	$213 / $2,678
Coupon (2) (3)	5.11%	2.27%
Yield (2) (3)	5.72%	2.27%
Maturity (years) (2) (4)	3.6	1.3

(1)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate loans.
(2)	Represents a weighted average as of December 31, 2011 and 2010, respectively.
(3)	Calculations for floating rate loans are based on LIBOR of 0.30% and 0.26% as of December 31, 2011 and 2010, respectively.
(4)
For loans in CT CDOs, assumes all extension options are executed. For loans in other consolidated securitization vehicles, maturity is based on information provided by the trustees of each respective entity.

The tables below detail the types of loans in our consolidated securitization vehicles’ loan portfolio, as well as the property type and geographic distribution of the properties securing these loans, as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011		December 31, 2010
Asset Type	Book Value	Percentage	Book Value	Percentage
Senior mortgages	$241,323	39%	$2,225,983	76%
Subordinate interests in mortgages	225,773	36	333,622	11
Mezzanine loans	152,934	25	316,283	11
Other	—	—	22,850	2
Total	$620,030	100%	$2,898,738	100%

Property Type	Book Value	Percentage	Book Value	Percentage
Office	$317,940	51%	$825,292	28%
Hotel	174,419	28	611,435	21
Retail	72,701	12	178,146	7
Healthcare	18,837	3	1,156,880	40
Other	36,133	6	126,985	4
Total	$620,030	100%	$2,898,738	100%

Geographic Location	Book Value	Percentage	Book Value	Percentage
Northeast	$199,361	32%	$417,351	14%
West	152,774	25	163,932	6
Southeast	124,456	20	318,655	11
Southwest	57,046	9	172,088	6
Midwest	24,957	4	18,302	1
Diversified	61,436	10	1,808,410	62
Total	$620,030	100%	$2,898,738	100%

Unallocated loan loss provision (1)	(7,432)		(7,359)

Net book value	$612,598		$2,891,379

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

The following table allocates the net book value and principal balance of our consolidated securitization vehicles’ loans receivable based on our internal risk ratings as of December 31, 2011 and 2010 (in thousands):

	Loans Receivable as of December 31, 2011			Loans Receivable as of December 31, 2010
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	22	$416,032	$415,661	26	$2,031,176	$2,030,344
4 - 5	3	44,057	43,945	11	408,400	408,052
6 - 8	17	271,988	76,784	19	589,090	341,252
N/A	29	83,639	83,640	38	119,090	119,090

Total	71	$815,716	$620,030	94	$3,147,756	$2,898,738

Unallocated loan loss provision:			(7,432)			(7,359)

Net book value			$612,598			$2,891,379

(1)
We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional details.

In making this risk assessment, one of the primary factors we consider is how senior or junior each loan is relative to other debt obligations of the borrower. The following tables further allocate our consolidated securitization vehicles’ loans receivable by both loan type and our internal risk ratings as of December 31, 2011 and 2010 (in thousands):

	Senior Mortgage Loans
	as of December 31, 2011			as of December 31, 2010
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	10	$117,452	$117,452	12	$1,639,820	$1,639,815
4 - 5	1	12,551	12,551	6	335,043	335,043
6 - 8	4	43,988	27,680	3	193,983	143,676
N/A	29	83,639	83,640	36	107,449	107,449

Total	44	$257,630	$241,323	57	$2,276,295	$2,225,983

(1)
We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional details.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Subordinate Interests in Mortgages
	as of December 31, 2011			as of December 31, 2010
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	8	$175,560	$175,314	7	$189,323	$188,666
4 - 5	2	31,506	31,394	4	71,415	71,067
6 - 8	9	122,306	19,065	11	185,913	71,748
N/A	—	—	—	1	2,141	2,141

Total	19	$329,372	$225,773	23	$448,792	$333,622

(1)
We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional details.

	Mezzanine & Other Loans
	as of December 31, 2011			as of December 31, 2010
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	4	$123,020	$122,895	7	$202,033	$201,863
4 - 5	—	—	—	1	1,942	1,942
6 - 8	4	105,694	30,039	5	209,194	125,828
N/A	—	—	—	1	9,500	9,500

Total	8	$228,714	$152,934	14	$422,669	$339,133

(1)
We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional details.

Loan impairments

The following table describes our consolidated securitization vehicles’ impaired loans as of December 31, 2011, including impaired loans that are current in their interest payments and those that are delinquent on contractual payments (in thousands):

	December 31, 2011
Impaired Loans	No. of Loans	Gross Book Value	Provision for Loan Loss	Net Book Value
Performing loans	4	$82,500	($65,572)	$16,928
Non-performing loans	7	154,929	(128,970)	25,959

Total impaired loans	11	$237,429	($194,542)	$42,887

In addition, as described in Note 2, we have recorded a $7.4 million general provision for loan losses against 40 loans in our consolidated securitization vehicles with an aggregate principal balance of $117.8 million.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table details the allocation of our consolidated securitization vehicles’ provision for loan losses as of December 31, 2011 (in thousands):

	December 31, 2011
Impaired Loans	Principal Balance	Provision for Loan Loss	Loss Severity
Subordinate interests in mortgages	$108,607	$102,582	94%
Mezzanine & other loans	96,193	75,654	79
Senior mortgages	33,234	16,307	49
Unallocated (1)	117,762	7,431	6
Total/Weighted Average	$355,796	$201,974	57%

(1)
We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. This general provision is not specifically allocable to any loan asset type, but rather to an overall pool of loans. See Note 2 for additional details.

Generally, we have recorded provisions for loan loss against all loans which are in maturity default, or otherwise have past-due principal payments. As of December 31, 2011, our consolidated securitization vehicles had two loans with an aggregate net book value of $40.6 million which were in maturity default but had no provision recorded. We expect to collect all principal and interest due under these loans upon their resolution.

The following table details our consolidated securitization vehicles’ average balance of impaired loans by loan type, and the income recorded on such loans subsequent to their impairment during the year ended December 31, 2011 (in thousands):

Income on Impaired Loans for the Year Ended December 31, 2011
Asset Type	Average Net Book Value	Income Recorded (1)
Senior Mortgage Loans	$52,311	$3,539
Subordinate Interests in Mortgages	14,457	2,155
Mezzanine & Other Loans	93,470	4,630

Total	$160,238	$10,324

(1)	Substantially all of the income recorded on impaired loans during the period was received in cash.

Nonaccrual loans

In accordance with our revenue recognition policies discussed in Note 2, we do not accrue interest on loans which are 90 days past due or, in the opinion of management, are otherwise uncollectable. Accordingly, we do not have any material interest receivable accrued on nonperforming loans as of December 31, 2011.

The following table details our consolidated securitization vehicles’ loans receivable which are on nonaccrual status as of December 31, 2011 (in thousands):

Non-Accrual Loans Receivable as of December 31, 2011
Asset Type	Principal Balance	Net Book Value
Senior Mortgage Loans	$—	$—
Subordinate Interests in Mortgages	107,201	38,419
Mezzanine & Other Loans	96,194	20,539

Total	$203,395	$58,958

Loan modifications

During the year ended December 31, 2011, four modifications of loans in consolidated securitization vehicles were considered troubled debt restructurings, as defined under GAAP. A troubled debt restructuring is generally any modification of a loan to a borrower that is experiencing financial difficulties, where a lender agrees to terms that are more favorable to the borrower than is otherwise available in the current market. These loan modifications included: (i) a 28-month extension of a $33.0 million subordinate mortgage interest, (ii) a four-month extension of a $6.6 million subordinate mortgage interest, (iii) a two-year extension of a $13.7 million subordinate mortgage interest coupled with a 2% increase in rate on a deferred basis, and (iv) a two-year forbearance of a $15.0 million subordinate mortgage interest coupled with a 1% decrease in rate. All four of these loans have been individually assessed for impairment, and other than a $3.3 million impairment previously recorded against the $6.6 million subordinate mortgage interest and a 100% impairment previously recorded against the $15.0 million subordinate mortgage interest, no additional impairment was necessary.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

C. Real Estate Held-for-Sale – Consolidated Securitization Vehicles

Activity relating to our consolidated securitization vehicles’ real estate held-for-sale for the year ended December 31, 2011 was as follows (in thousands):

	Gross Book Value	Other-Than-Temporary Impairment	Net Book Value

December 31, 2010	$15,068	($7,013)	$8,055

Consolidation of additional securitization vehicles (1)	9,892	(6,550)	3,342
Impairment of real estate held-for-sale	—	(1,055)	(1,055)

December 31, 2011	$24,960	($14,618)	$10,342

(1)
As further described above, we began consolidating an additional securitization vehicle in the third quarter of 2011. This newly consolidated vehicle held an investment in real estate held-for-sale with a net book value of $3.3 million at the time of consolidation.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

D. Debt Obligations – Consolidated Securitization Vehicles

As of December 31, 2011 and 2010, our consolidated securitization vehicles had $1.2 billion and $3.6 billion of total non-recourse securitized debt obligations outstanding, respectively. The balances of each entity’s outstanding securitized debt obligations, their respective coupons and all-in effective costs, including the amortization of fees and expenses, were as follows (in thousands):

	December 31, 2011		December 31, 2010	December 31, 2011
Non-Recourse Securitized Debt Obligations	Principal Balance	Book Value	Book Value	Coupon(1)	All-In Cost(1)		Maturity Date(2)
CT CDOs
CT CDO I	$121,409	$121,409	$199,573	1.19%	1.19%		July 2039
CT CDO II	199,751	199,751	262,281	0.91%	1.22%		March 2050
CT CDO III	199,138	199,553	239,911	5.26%	5.17%		June 2035
CT CDO IV (3)	221,540	221,540	280,820	1.07%	1.21%		October 2043
Total CT CDOs	741,838	742,253	982,585	2.17%	2.27%		July 2042

Other securitization vehicles
GMACC 1997-C1	83,672	83,672	98,154	7.09%	7.09%		July 2029
GECMC 00-1 H	24,847	24,847	N/A	5.50%	5.50%		August 2027
GSMS 2006-FL8A	50,552	50,552	125,598	1.43%	1.43%		June 2020
JPMCC 2005-FL1A	—	—	95,695	N/A	N/A		N/A
MSC 2007-XLFA	—	—	751,131	N/A	N/A		N/A
MSC 2007-XLCA	310,083	310,083	522,137	2.44%	2.44%		July 2017
CSFB 2006-HC1	—	—	1,045,929	N/A	N/A		N/A
Total other securitization vehicles	469,154	469,154	2,638,644	3.33%	3.33%		June 2020

Total/Weighted Average	$1,210,992	$1,211,407	$3,621,229	2.62%	2.68	% (4)	December 2033

(1)	Represents a weighted average for each respective facility, assuming LIBOR of 0.30% at December 31, 2011 for floating rate debt obligations.
(2)
Maturity dates represent the contractual maturity of each securitization trust. Repayment of securitized debt is a function of collateral cash flows which are disbursed in accordance with the contractual provisions of each trust, and is generally expected to occur prior to the maturity data above.

(3)	Comprised, at December 31, 2011, of $208.2 million of floating rate notes sold and $13.3 million of fixed rate notes sold.
(4)
Including the impact of interest rate hedges with an aggregate notional balance of $296.6 million as of December 31, 2011, the effective all-in cost of our consolidated securitization vehicles’ debt obligations would be 3.98% per annum.

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

CT CDOs

As of December 31, 2011, our outstanding CT CDOs included four separate issuances with a total face value of $741.8 million. As of December 31, 2011, loans receivable and securities with a book balance of $208.3 million and $359.0 million, respectively, were financed by our CT CDOs. As of December 31, 2010, loans receivable and securities with a book balance of $299.9 million and $504.3 million, respectively, were financed by our CT CDOs.

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

The maximum potential amount of future payment we may be required to make to repurchase assets is $855.2 million, the current face amount of all loans and securities in our four CT CDOs. In certain cases, we may be able to reduce the impact of any such purchase obligation through recoveries from the exercise of remedies against the institution from which we acquired the asset and received substantially the same representations and warranties. This potential recoverable amount is not currently estimable and would depend on the nature of the representation and warranty breached and the circumstances under which each asset was transferred to the CT CDO. Since inception, we have not been required to repurchase any assets nor have we received any notice of assertion of a potential breach of any representation or warranty. Any payment required to repurchase a loan or security could materially impact our liquidity.

Other Consolidated Securitization Vehicles

In addition to the CT CDOs sponsored by us, which are discussed above, we also have consolidated other securitization vehicles beginning on January 1, 2010, as discussed in Note 2. The debt obligations of these entities are separately presented on our consolidated balance sheet along with the CT CDOs issued by us, as they are also securitized, non-recourse obligations. These obligations will generally be satisfied with the repayment of assets in each such entity’s collateral pool, or will be discharged when losses are realized. As of December 31, 2011, loans receivable with an aggregate book value of $404.3 million serve as collateral for the securities issued by these other consolidated securitization vehicles.

E. Derivative Financial Instruments – Consolidated Securitization Vehicles

The following table summarizes the notional amounts and fair values of our consolidated securitization vehicles’ interest rate swaps as of December 31, 2011 and 2010 (in thousands). The notional amount provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk.

Counterparty	December 31, 2011 Notional Amount	Interest Rate (1)	Maturity	December 31, 2011 Fair Value	December 31, 2010 Fair Value
Swiss RE Financial	$236,355	5.10%	2015	($20,540)	($24,037)
Bank of America	44,562	4.58%	2014	(2,368)	(3,331)
Morgan Stanley	—	3.95%	2011	—	(398)
Bank of America	10,535	5.05%	2016	(1,461)	(1,267)
Bank of America	5,104	4.12%	2016	(573)	(422)
Morgan Stanley	—	5.31%	2011	—	(7)
Total/Weighted Average	$296,556	5.00%	2015	($24,942)	($29,462)

(1)	Represents the gross fixed interest rate we pay to our counterparties under these derivative instruments. We receive an amount of interest indexed to one-month LIBOR on all of our interest rate swaps.

As of both December 31, 2011 and 2010, all of the derivative financial instruments of our consolidated securitization vehicles were classified as cash flow hedges, and recorded at fair value as interest rate hedge liabilities on our consolidated balance sheet.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The table below shows amounts recorded to other comprehensive income and amounts recorded to interest expense from other comprehensive income for the year ended December 31, 2011 and 2010 (in thousands):

	Amount of net loss recognized		Amount of loss reclassified from OCI
	in OCI for the year ended (1)		to income for the year ended (2)

Hedge	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Interest rate swaps	($4,520)	($2,696)	($15,041)	($16,343)

(1)	Represents the amount of unrealized gains and losses recorded to other comprehensive income during the period, net of the amount reclassified to interest expense.
(2)	Represents net amounts paid to swap counterparties during the period, which are included in interest expense, offset by an immaterial amount of non-cash swap amortization.

All of our consolidated securitization vehicles’ interest rate swaps were classified as highly effective for all of the periods presented. Over the next twelve months, as we make payments under our hedge agreements, we expect approximately $12.4 million to be reclassified from other comprehensive income to interest expense. This amount is generally equal to the present value of expected payments under the respective derivative contracts.

As of December 31, 2011, our consolidated securitization vehicles have not posted any assets as collateral under derivative agreements.

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

Common Stock

Shares of class A common stock are entitled to vote on all matters presented to a vote of shareholders, except as provided by law or subject to the voting rights of any outstanding preferred stock. Holders of record of shares of class A common stock on the record date fixed by our board of directors are entitled to receive such dividends as may be declared by the board of directors subject to the rights of the holders of any outstanding preferred stock. A total of 22,748,998 shares of common stock and stock units were issued and outstanding as of December 31, 2011.

We did not repurchase any of our common stock during the year ended December 31, 2011, other than the 34,892 shares we acquired pursuant to elections by incentive plan participants to satisfy tax withholding obligations through the surrender of shares equal in value to the amount of the withholding obligation incurred upon the vesting of restricted stock.

Preferred Stock

We have not issued any shares of preferred stock since we repurchased all of the previously issued and outstanding preferred stock in 2001.

Warrants

In conjunction with the March 2009 restructuring of our legacy repurchase obligations, we issued to our former repurchase lenders warrants to purchase an aggregate 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share. The warrants will become exercisable on March 16, 2012 and expire on March 16, 2019, and may be exercised in a cashless manner at the option of the warrant holders. The fair value assigned to these warrants, totaling $940,000, has been recorded as an increase to additional paid-in capital, and was amortized into interest expense over the term of the related debt obligations. The warrants were valued using the Black-Scholes valuation method.

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

No dividends were declared during the years ended December 31, 2011, 2010, or 2009.

Accumulated Other Comprehensive Loss

The following table details the primary components of accumulated other comprehensive loss as of December 31, 2011 and significant activity for the year ended December 31, 2011 (in thousands):

Accumulated Other Comprehensive Loss	Mark-to-Market on Interest Rate Hedges	Deferred Gains on Settled Hedges	Other-than- Temporary Impairments	Unrealized Gains on Securities	Total

December 31, 2010	($37,914)	$165	($16,800)	$4,087	($50,462)

Consolidation of additional securitization vehicles (1)	—	—	538	—	538
Unrealized gain on derivative financial instruments	5,453	—	—	—	5,453
Ineffective portion of cash flow hedges (2)	5,038	—	—	—	5,038
Amortization of net unrealized gains on securities	—	—	—	(908)	(908)
Amortization of net deferred gains on settlement of swaps	—	(109)	—	—	(109)
Other-than-temporary impairments of securities (3)	—	—	(326)	—	(326)

Total as of December 31, 2011	($27,423)	$56	($16,588)	$3,179	($40,776)

Allocation to non-controlling interest					192

Accumulated other comprehensive loss as of December 31, 2011					($40,584)

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

(3)	Represents other-than-temporary impairments of securities in excess of credit losses, including amortization of prior other-than-temporary impairments of $917,000.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table describes activity relating to noncontrolling interests for the year ended December 31, 2011 (in thousands):

Noncontrolling Interests

December 31, 2010	$—

Equity allocation to noncontrolling interests	(12,623)
Net loss attributable to noncontrolling interests	(5,823)
Other comprehensive loss attributable to noncontrolling interests	(192)
Contributions from noncontrolling interests	125
Distributions to noncontrolling interests	(2)

December 31, 2011	($18,515)

As of December 31, 2011, the noncontrolling interests recorded on our consolidated balance sheet was a deficit, which reflects the consolidated book value of CT Legacy REIT, including certain securitization vehicles in which losses have been recorded in excess of CT Legacy REIT’s net investment.
During the second quarter of 2011, we purchased 118,651 shares of class B common stock of CT Legacy REIT which were issued to our former lenders in conjunction with our March 2011 restructuring. This purchase did not impact the book value of noncontrolling interests.

Earnings Per Share

The following table sets forth the calculation of Basic and Diluted earnings per share, or EPS, based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the years ended December 31, 2011 and 2010 (in thousands, except share and per share amounts):

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Net	Wtd. Avg.	Per Share	Net	Wtd. Avg.	Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic EPS:
Net income (loss) allocable to
common stock	$258,142	22,660,429	$11.39	($185,344)	22,371,264	($8.28)
Effect of Dilutive Securities:
Warrants & Options outstanding
for the purchase of common stock	—	1,289,996		—	—
Diluted EPS:
Net income (loss) per share of
common stock and assumed
conversions	$258,142	23,950,425	$10.78	($185,344)	22,371,264	($8.28)

As of December 31, 2010, Diluted EPS excludes 12,000 options and 3.5 million warrants which were antidilutive for the period.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table sets forth the calculation of Basic and Diluted EPS based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the year ended December 31, 2009 (in thousands, except share and per share amounts):

	Year Ended December 31, 2009
	Net	Wtd. Avg.	Per Share
	Loss	Shares	Amount
Basic EPS:
Net loss allocable to
common stock	($576,437)	22,378,868	($25.76)
Effect of Dilutive Securities:
Warrants & Options outstanding
for the purchase of common stock	—	—
Diluted EPS:
Net loss per share of
common stock and assumed
conversions	($576,437)	22,378,868	($25.76)

As of December 31, 2009, Diluted EPS excludes 162,000 options and 3.5 million warrants which were antidilutive for the period.

Note 13. General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2011, 2010, and 2009 consisted of the following (in thousands):

	Year Ended December 31,
General and Administrative Expenses	2011	2010	2009
Personnel costs	$9,050	$8,848	$10,641
Restructuring awards	2,900	—	—
Professional services	5,388	5,944	8,498
Operating and other costs	2,246	2,367	2,741
Employee promote compensation	—	166	—
Subtotal	19,584	17,325	21,880

Non-cash personnel costs
Management incentive awards plan - CT Legacy REIT	3,054	—	—
Employee stock-based compensation	505	138	293
Subtotal	3,559	138	293

Expenses of consolidated securitization vehicles	724	1,336	—
Total	$23,867	$18,799	$22,173

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 14. Gain on Extinguishment of Debt

Gain on extinguishment of debt for the year ended December 31, 2011, 2010, and 2009 consisted of the following (in thousands):

	Year Ended December 31,
Gain on Extinguishment of Debt	2011	2010	2009
Extinguishment of senior credit facility and junior subordinated notes (1)	$174,846	$—	$—
Termination of loan participation sold (2)	75,000	1,124	—
Securitized debt obligations (3)	21,185	2,010	—
Total	$271,031	$3,134	$—

(1)	Represents the gain recorded on the extinguishment of certain of our legacy debt obligations as part of our March 2011 restructuring. See Note 1 for further discussion.
(2)	Represents the gain recorded on the termination of a loan participation sold which had previously been impaired. See Note 8 for further discussion.
(3)
Represents the gain recorded as a result of realized losses in consolidated securitization vehicles. As losses in these vehicles are realized, they result in the extinguishment of certain subordinate classes of securitized debt. See Note 10 for further discussion.

 Note 15. Income Taxes

We account for our operations using accounting principles generally accepted in the United States, or GAAP. Below, we reconcile the differences between our GAAP-basis reporting and the equivalent amounts prepared on an income tax basis.

Our consolidated financial results include three separate taxable entities, Capital Trust, Inc. (a real estate investment trust, or REIT), CTIMCO (a wholly-owned taxable REIT subsidiary, or TRS, of Capital Trust, Inc.), and CT Legacy REIT. These entities are presented on a consolidated basis under GAAP, however they are separate taxpayers.

The table below shows GAAP net income (loss), estimated taxable income (loss), and our GAAP income tax provision for the year ended December 31, 2011 disaggregated for each of these separate taxpaying entities:

Disaggregated Income (Loss) Information by Taxpayer, for the Year Ended December 31, 2011
(in thousands)	GAAP Net Income (Loss)	Estimated Taxable Income	Income Tax Provisison
Capital Trust	$258,629	$26,216	$675
CTIMCO	(2,986)	4,745	1,121
CT Legacy REIT	(3,324)	(7,426)	750
Consolidated GAAP net income and tax provision	$252,319		$2,546

During 2011, in our GAAP-basis consolidated financial statements, we recorded an income tax provision of $2.5 million, which was primarily comprised of a $3.2 million current year tax provision, offset by a $610,000 non-cash deferred income tax provision at CTIMCO due primarily to timing differences of compensation expenses as well as the use of NOL carryforwards.

Capital Trust, Inc.

Capital Trust, Inc. has made a tax election to be treated as a REIT. The primary benefit from this election is that we are able to deduct dividends paid to our shareholders from the calculation of taxable income, effectively eliminating corporate taxes on the operations of the REIT. In order to qualify as a REIT, our activities must focus on real estate investments and we must meet certain asset, income, ownership and distribution requirements. These qualifications have become more difficult to meet in light of the transfer of our legacy portfolio to CT Legacy REIT in conjunction with our March 2011 restructuring, and the lack of new, replacement investment activity. If we fail to maintain our qualification as a REIT in any year, we may be subject to material penalties as well as federal, state, and local income taxes on our taxable income at regular corporate rates. As of December 31, 2011 and 2010, we were in compliance with all REIT requirements.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

As of December 31, 2011, we have approximately $163.1 million of NOLs, and $120.8 million of NCLs available to be carried forward and utilized in future periods. If we are unable to utilize our NOLs, they will expire in 2029. If we are unable to utilize our NCLs, $2.0 million will expire in 2013, $87.4 million will expire in 2014, and $31.4 million will expire in 2015. The availability of these NOLs and NCLs is subject to certain change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Capital Trust, Inc.

The table below reconciles the differences between GAAP net income and estimated taxable income for Capital Trust, Inc.:

Capital Trust GAAP to Tax Reconciliation
(in thousands)	Year Ended December 31, 2011
GAAP net income	$258,629
LESS: GAAP net income of entities not consolidated for tax (1)	(197,289)
Subtotal	61,340

GAAP to tax differences:
Losses, allowances and provisions on investments(2)	(51,460)
Gain recognition related to March 31, 2011 restructuring	18,114
Non-cash interest expense not deductible for tax	5,271
Equity investments(3)	(1,582)
GAAP income tax provision	675
Other	(6,142)
Subtotal	(35,124)

Capital Trust estimated taxable income (4)	$26,216

(1)	Represents the GAAP net income of securitization vehicles which are consolidated into Capital Trust under GAAP, but which are separate taxpayers.
(2)	Comprised of 2011 tax losses that were recognized for GAAP in prior periods. This is offset by GAAP losses that may be recognized in future tax periods.
(3)	GAAP to tax differences relating to our co-investments in CTOPI, primarily the elimination of unrealized gains and losses recorded under GAAP.
(4)	We expect to utilize our net operating losses and net capital losses carried forward from prior periods to offset taxable income for 2011.

For tax year 2011, we expect to utilize net operating losses, or NOLs, and net capital losses, or NCLs, carried forward from prior periods to offset taxable income. The utilization of NOLs will also require us to pay alternative minimum taxes of approximately $400,000.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

CTIMCO

CTIMCO is a wholly-owned subsidiary that operates our investment management business (including the management of Capital Trust, Inc.) and holds some of our assets. As a TRS, CTIMCO is subject to corporate taxation. The table below reconciles GAAP net loss to estimated taxable income for CTIMCO:

CTIMCO GAAP to Tax Reconciliation
(in thousands)	Year Ended December 31, 2011
GAAP net loss	($2,986)

GAAP to tax differences:
General and administrative (1)	4,940
GAAP income tax provision	1,121
Other	1,670
Subtotal	7,731

CTIMCO estimated taxable income	$4,745

(1)	Primarily differences associated with stock-based and other compensation to our employees.

For tax year 2011, we paid approximately $1.7 million of estimated taxes at CTIMCO.

CT Legacy REIT

The table below reconciles the differences between GAAP net loss and estimated taxable loss for CT Legacy REIT:

Legacy REIT GAAP to Tax Reconciliation
(in thousands)	Year Ended December 31, 2011
GAAP net loss	($3,324)
LESS: GAAP net income of entities not consolidated for tax (1)	(13,174)
Subtotal	(16,498)

GAAP to tax differences:
Losses, allowances and provisions on investments(2)	3,225
Non-cash interest expense not deductible for tax	1,857
GAAP income tax provision	750
Other	3,240
Subtotal	9,072

CT Legacy REIT estimated taxable loss	($7,426)

(1)	Represents the GAAP net income of securitization vehicles which are consolidated into CT Legacy REIT under GAAP, but which are separate taxpayers.
(2)	Comprised of 2011 GAAP losses that may be recognized in future tax periods.

Certain of CT Legacy REIT’s assets have been transferred to taxable REIT subsidiaries, or TRSs. For tax year 2011, CT Legacy REIT recorded a $750,000 current tax provision related to the operations of one of its TRS entities which had net taxable income for the year, which is not included in the table above. No income taxes were due or paid directly by CT Legacy REIT.

As of December 31, 2011, CT Legacy REIT has approximately $7.4 million of NOLs available to be carried forward and utilized in future periods. If CT Legacy REIT is unable to utilize its NOLs, they will expire in 2031.

Deferred Income Taxes (CTIMCO)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for tax reporting purposes.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The significant components of deferred tax assets and liabilities, which were generated entirely by CTIMCO, were as follows (in thousands):

	December 31, 2011	December 31, 2010
NOL carryforwards	$—	$392
Deferred compensation expense	1,039	24
Other	229	242
Deferred tax asset	1,268	658
Valuation allowance	—	—
Net deferred tax asset	$1,268	$658

As of December 31, 2011, tax years 2007 through 2011 remain subject to examination by taxing authorities.

Note 16. Employee Benefit and Incentive Plans

Stock-Based Incentive Plans

We had stock-based incentive awards outstanding under three benefit plans as of December 31, 2011: (i) the Amended and Restated 1997 Non-Employee Director Stock Plan, or 1997 Director Plan, (ii) the 2007 Long Term Incentive Plan, or 2007 Plan, and (iii) the 2011 Long Term Incentive Plan, or 2011 Plan. The 1997 Director Plan and the 2007 Plan expired in 2007 and 2011, respectively and no new awards may be issued under them. In March 2011, in addition to the 300,000 shares awarded to our three named executive officers, our Compensation Committee authorized our chief executive officer to grant 100,000 shares under the 2007 Long Term Incentive Plan to other officers and employees designated by him. Our chief executive officer designated awardees for the 100,000 shares subsequent to December 31, 2011.

Under the 2011 Plan, a maximum of 1.0 million shares of class A common stock may be issued. Shares canceled under previous plans are available to be reissued under the 2011 Plan. As of December 31, 2011, there were 944,469 shares available under the 2011 Plan.

Under these plans, our employees are issued shares of our restricted class A common stock. We record grant date fair value of these shares as an expense over their vesting period. A portion of these shares vest pro-rata over a three-year service period, with the remainder contingently vesting after a four-year period based on the returns we have achieved.

As of December 31, 2011, unvested share-based compensation consisted of 244,424 shares of restricted class A common stock with an unamortized value of $316,000. Subject to vesting conditions and the continued employment of certain employees, these costs will be recognized as compensation expense over the next two years.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Activity under these three plans for the year ended December 31, 2011 is summarized in the table below in share and share equivalents:

Benefit Type	1997 Employee Plan	1997 Director Plan	2007 Plan	2011 Plan	Total
Options
Beginning balance	12,224	—	—	—	12,224
Expired	(12,224)	—	—	—	(12,224)
Ending balance	—	—	—	—	—

Restricted Class A Common Stock(1)
Beginning balance	—	—	32,785	—	32,785
Granted	—	—	300,000	—	300,000
Vested	—	—	(88,361)	—	(88,361)
Ending balance (2)	—	—	244,424	—	244,424

Stock Units(3)
Beginning balance	—	68,544	416,855	—	485,399
Granted and deferred	—	—	21,405	55,531	76,936
Ending balance	—	68,544	438,260	55,531	562,335

Total outstanding	—	68,544	682,684	55,531	806,759

(1)
Comprised of both performance based awards that vest upon the attainment of certain common equity return thresholds and time based awards that vest based upon an employee’s continued employment on pre-established vesting dates.

(2)	Approximately 229,000 of these shares vest over a three-year service period and the remainder contingently vest over a four-year period based upon returns we have achieved.
(3)	Stock units are granted to certain members of our board of directors in lieu of cash compensation for services and in lieu of dividends earned on previously granted stock units.

A summary of the unvested restricted class A common stock as of and for the year ended December 31, 2011 was as follows:

	Restricted Class A Common Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2011	32,785	$5.67
Granted	300,000	2.29
Vested	(88,361)	2.62
Unvested at December 31, 2011	244,424	$2.65

A summary of the unvested restricted class A common stock as of and for the year ended December 31, 2010 was as follows:

	Restricted Class A Common Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2010	79,023	$7.99
Granted	16,875	1.27
Vested	(53,188)	8.21
Forfeited	(9,925)	7.57
Unvested at December 31, 2010	32,785	$5.67

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

The total grant date fair value of restricted shares that vested during the years ended December 31, 2011, 2010, and 2009 was $231,000, $437,000, and $301,000, respectively.

Incentive Management Fee Grants

In addition to the equity interests detailed above, we may grant percentage interests in the incentive compensation received by us from certain of our investment management vehicles. In January 2011, we created a pool for employees equal to 45% of the CTOPI incentive management fee received by us. As of December 31, 2011, we had granted 92.5% of the pool to our employees and the remainder remains unallocated. These grants have the following employment-based vesting schedule: (i) one-third vests on the date of grant, (ii) one-third vests upon the expiration of the investment period of CTOPI currently September 2012, and (iii) the remainder vests upon our receipt of incentive management fees from CTOPI.

CT Legacy REIT Management Incentive Awards Plan

In conjunction with our March 2011 restructuring, we created an employee pool for up to 6.75% of the dividends paid to the common equity holders of CT Legacy REIT (subject to certain caps and priority distributions). As of December 31, 2011, 75% of the pool was granted to our employees and the remainder remains unallocated. These grants have the following employment-based vesting schedule: (i) 25% vests on the date of grant, (ii) 25% vests in March 2013, (iii) 25% vests in March 2014, and (iv) the remainder vests upon our receipt of dividends from CT Legacy REIT.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table summarizes our assets and liabilities, including those of CT Legacy REIT and our consolidated securitization vehicles, which are recorded at fair value as of December 31, 2011 (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Other	Significant
	Total	in Active	Observable	Unobservable
	Fair Value at	Markets	Inputs	Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:

CT Legacy REIT's loans held-for-sale	$30,875	$—	$—	$30,875

Securitization vehicles' real estate held-for-sale	$10,342	$—	$—	$10,342

CT Legacy REIT's interest rate hedge liabilities	($8,817)	$—	($8,817)	$—
Securitization vehicles' interest rate hedge liabilities	($24,942)	$—	($24,942)	$—

Measured on a nonrecurring basis:

CT Legacy REIT's impaired loans: (1)
Senior mortgages	$11,638	$—	$—	$11,638
Subordinate interests in mortgages	19,335	—	—	19,335
Mezzanine loans	—	—	—	—
	$30,973	$—	$—	$30,973

Securitization vehicles' impaired securities held-to-maturity (2)	$6,776	$—	$—	$6,776

Securitization vehicles' impaired loans: (1)
Senior mortgages	$16,927	$—	$—	$16,927
Subordinate interests in mortgages	5,419	—	—	5,419
Mezzanine loans	20,539	—	—	20,539
	$42,885	$—	$—	$42,885

(1)	Loans receivable against which we have recorded a provision for loan losses as of December 31, 2011.
(2)	Securities which were other-than-temporarily impaired during the three months ended December 31, 2011.

The following methods and assumptions were used to estimate the fair value of each type of asset and liability which was recorded at fair value as of December 31, 2011:

Loans held-for-sale: Loans held-for-sale are valued based on expected net proceeds from a sale of the asset.

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

Impaired securities held-to-maturity: Securities which are other-than-temporarily impaired are generally valued by a combination of (i) obtaining assessments from third-party dealers and, (ii) in cases where such assessments are unavailable or, in the opinion of management, deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates. In the case of internal models, expected cash flows of each security are based on management’s assumptions regarding the collection of principal and interest on the underlying loans and securities. The table above includes only securities which were impaired during the three months ended December 31, 2011. Previously impaired securities have been subsequently adjusted for amortization, and are therefore no longer reported at fair value as of December 31, 2011.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

As of December 31, 2011, two of our consolidated securitization vehicles’ securities were other-than-temporarily impaired and therefore reported at fair value based on dealer valuations. One security had a 2005 vintage and was rated “D” by Standard and Poor, “Caa3” by Moody, and “CC” by Fitch Ratings, Inc. This security was valued at 33% of its face amount. The other security had a 2002 vintage and was rated “D” from Standard and Poor and “Caa1” from Moody. This security was valued at 37% of its face amount.

Impaired loans: The loans identified for impairment are collateral dependent loans. Impairment on these loans is measured by comparing management’s estimation of fair value of the underlying collateral to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. The table above includes all impaired loans, regardless of the period in which impairment was recognized.

Additional details of CT Legacy REIT’s loans which were recorded at fair value as of December 31, 2011 are described below:

Senior mortgage loans: One of CT Legacy REIT’s senior mortgage loans with a principal balance of $24.7 million was reported at fair value as of December 31, 2011. This hotel loan matured in September 2011 and has a coupon of 2.0% per annum as of December 31, 2011.

Subordinate interests in mortgages: Three of CT Legacy REIT’s subordinate interests in mortgage loans with an aggregate principal balance of $83.8 million are reported at fair value as of December 31, 2011, including two hotel loans ($43.4 million), and one condominium loan ($40.4 million). These loans have a weighted average maturity of May 2013 and a weighted average coupon of 3.1% per annum as of December 31, 2011.

Mezzanine loans: One of CT Legacy REIT’s mezzanine loans with a principal balance of $152.3 million is reported at fair value as of December 31, 2011. This hotel loan matures in May 2012 and has a coupon of 3.7% per annum as of December 31, 2011.

Additional details of our consolidated securitization vehicles’ loans which were recorded at fair value as of December 31, 2011 are described below:

Senior mortgage loans: One of our consolidated securitization vehicles’ senior mortgage loans with a principal balance of $33.2 million was reported at fair value as of December 31, 2011, which is classified as a mixed-use/other loan. The loan has a maturity of May 2015 and a coupon of 2.3% per annum as of December 31, 2011.

Subordinate interests in mortgages: Eight of our consolidated securitization vehicles’ subordinate interests in mortgage loans with an aggregate principal balance of $108.6 million are reported at fair value as of December 31, 2011, including three hotel loans ($60.9 million), two office loans ($27.8 million), one multifamily loan ($5.5 million), one retail loan ($4.4 million) and one mixed-use/other loan ($10.2 million). The loans have a weighted average maturity of November 2011 and a weighted average coupon of 3.2% per annum as of December 31, 2011.

Mezzanine loans: Two of our consolidated securitization vehicles’ mezzanine loans with an aggregate principal balance of $96.2 million are reported at fair value as of December 31, 2011, including one hotel loans ($75.5 million) and one retail loan ($20.7 million). The loans have a weighted average maturity of May 2011 and a weighted average coupon of 2.8% per annum as of December 31, 2011.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Loans	Real Estate
	Held-for-Sale	Held-for-Sale
December 31, 2010	$5,750	$8,055
Loan Satisfactions	(5,750)	—
Transfer from loans receivable	32,331	—
Consolidation of additional securitization vehicles	—	3,342

Adjustments to fair value included in earnings:
Valuation allowance on loans held-for-sale	(1,456)	—
Impairment of real estate held-for-sale	—	(1,055)

December 31, 2011	$30,875	$10,342

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table details the carrying amount, face amount, and approximate fair value of the financial instruments described above:

Fair Value of Financial Instruments
(in thousands)	December 31, 2011			December 31, 2010
	Carrying Amount	Face Amount	Fair Value	Carrying Amount	Face Amount	Fair Value
Financial assets:
Cash and cash equivalents	$34,818	$34,818	$34,818	$24,449	$24,449	$24,449
Securities held-to-maturity	—	—	—	3,455	36,015	5,518
Loans receivable, net	19,282	19,282	17,354	606,318	979,057	499,176

CT Legacy REIT
Restricted cash	12,985	12,985	12,985	—	—	—
Securities held-to-maturity	2,602	29,251	1,638	—	—	—
Loans receivable, net	206,514	435,973	180,439	—	—	—

Securitization Vehicles
Securities held-to-maturity	358,972	490,940	350,180	504,323	594,434	475,272
Loans receivable, net	612,598	815,716	570,936	2,891,379	3,147,755	2,548,715

Financial liabilities:
Repurchase obligations	—	—	—	372,582	372,680	372,680
Senior credit facility	—	—	—	98,124	98,124	14,719
Junior subordinated notes	—	—	—	132,190	143,753	2,875
Secured notes	7,847	7,847	6,436	—	—	—
Participations sold	19,282	19,282	17,354	259,304	259,304	81,589

CT Legacy REIT
Repurchase obligations	58,464	58,464	54,556	—	—	—
Mezzanine loan	55,111	55,111	71,475	—	—	—
Participations sold	97,465	97,465	—	—	—	—

Securitization Vehicles
Securitized debt obligations	1,211,407	1,210,992	767,619	3,621,229	3,620,446	2,717,787

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

Secured notes: These notes are recorded at their total face balance and not at fair value. The fair value was estimated based on the rate at which a similar credit facility would be priced today.

Participations sold: These liabilities are recorded at their amortized cost and not at fair value. The fair values presented above are consistent with those presented for the related loan assets.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Repurchase obligations: These facilities are recorded at their total face balance and not at fair value. The fair value was estimated based on the rate at which a similar credit facility would be priced today.

Mezzanine loan: This instrument is recorded at its amortized cost and not at fair value. The fair value was estimated based on the rate at which a similar credit facility would be priced today.

Securitized debt obligations: These obligations are recorded at the face value of outstanding obligations to third parties and not at fair value. The fair values presented above have been estimated by obtaining assessments from third party dealers.

Note 18. Supplemental Disclosures for Consolidated Statements of Cash Flows

As described in Note 2, our financial statements include nine consolidated securitization vehicles. The consolidation of these entities has materially impacted our statement of cash flows, primarily the amounts reported as principal collections of loans and repayments of securitized debt obligations. Notwithstanding the gross presentation on our consolidated statement of cash flows, the consolidation of these entities has no impact on our net cash flow.

Interest paid on our outstanding debt obligations during the years ended December 31, 2011, 2010, and 2009 was $81.7 million, $105.5 million and $65.6 million, respectively. This includes interest paid by consolidated securitization vehicles and CT Legacy REIT. The difference between interest expense on our consolidated statement of operations and interest paid is primarily due to non-cash interest expense recorded on loan participations sold, interest rate swaps, and amortization of discounts and deferred interest on various debt obligations.

Net taxes paid by us during the years ended December 31, 2011 and 2010 were $4.8 million and $603,000, respectively, and taxes recovered by us for the year ended December 31, 2009 was $408,000. The taxes paid in 2011 include $1.6 million paid by Capital Trust, Inc. that is expected to be refunded in 2012, and $750,000 paid by CT Legacy REIT related to one of its taxable REIT subsidiaries which is a separate taxpayer, but is consolidated for GAAP reporting.

Significant non-cash investing and financing activities, which are not presented on our consolidated statements of cash flows, include (i) the repayments of our loan participations sold assets and liabilities, and (ii) the consolidation and deconsolidation of securitization vehicles during the year.

Note 19. Transactions with Related Parties

We earn base management and incentive fees in our capacity as investment manager for multiple vehicles which we have sponsored. Due to the nature of our relationship with these vehicles, all management fees are considered revenue from related parties under GAAP. In addition, we have investments which are senior, junior, or pari passu to investments in our investment management vehicles, which could produce conflicts of interest between our direct portfolio and those of our managed accounts.

On November 9, 2006, we commenced our CT High Grade MezzanineSM, or CT High Grade I, investment management initiative and entered into three separate account agreements with affiliates of W. R. Berkley Corporation, or WRBC, with an aggregate commitment of $250 million, which was subsequently increased to $350 million in July 2007. Subsequent to the expiration of the CT High Grade I investment period, we continued to invest on behalf of WRBC under the CT High Grade I platform on a non-discretionary basis, bringing WRBC’s total allocated capital to $422 million as of December 31, 2011. Pursuant to these agreements, we invested capital on behalf of WRBC in commercial real estate mortgages, mezzanine loans and participations therein. The separate accounts are entirely funded with committed capital from WRBC and are managed by a subsidiary of CTIMCO. CTIMCO earns a management fee equal to 0.25% per annum on invested assets.

WRBC beneficially owned common stock representing approximately 16.9% of our outstanding common stock and stock units as of February 7, 2012, and a member of our board of directors is an employee of WRBC. In addition, a wholly-owned subsidiary of WRBC is an investor in Five Mile and certain private funds under its management. As discussed in Notes 1 and 10, Five Mile provided an $83.0 million mezzanine loan to CT Legacy REIT in connection with our March 2011 restructuring, and holds a significant interest in the common equity of CT Legacy REIT.

In July 2008, CTOPI, a private equity fund that we manage, held its final closing completing its capital raise with $540 million total equity commitments. EGI-Private Equity II, L.L.C., an affiliate under common control of the chairman of our board of directors, owns a 3.7% limited partner interest in CTOPI. During the year ended December 31, 2011, we recorded $2.9 million of fees from CTOPI, $117,000 of which were attributable to EGI- Private Equity II, L.L.C.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 20. Commitments and Contingencies

Leases

We lease our corporate office under an operating lease expiring in 2018. Minimum annual rental payments as of December 31, 2011 are as follows (in thousands):

Years ending December 31,
2012	$1,070
2013	1,099
2014	1,129
2015	1,129
2016	1,129
Thereafter	2,070
$7,626

We recognize our obligations under our lease on a straight-line basis over the term of the lease. In 2007 we entered into a lease for additional space, which we terminated in 2009. GAAP rent expense for office space amounted to $1.1 million, $1.1 million, and $1.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Unfunded Commitments

As of December 31, 2011, we had an unfunded capital commitment to one of our investment management vehicles, CT Opportunity Partners I, LP, or CTOPI, of $15.0 million. This commitment will be funded pro-rata with our investors as CTOPI continues to make investments and/or delever its portfolio over the life of the fund.

Future Distribution Requirements

In 1999, we acquired a portfolio of CMBS from a dealer at a discount. For purposes of GAAP income recognition, we amortize the discount as interest income over the expected life of the securities using the effective interest method, as we do for other securities purchased at a discount. For income tax purposes, specifically with respect to this portfolio, we elected to defer the recognition of the purchase discount until we receive principal as the securities are sold, amortize or mature. In the future, assuming principal collection as anticipated, as these securities mature, we will recognize the purchase discount as income for tax purposes and, as a REIT, those amounts will be factored into our distribution requirements. For the securities in our CT CDOs, the cash flow waterfalls are designed to repay senior indebtedness with principal repayments, resulting in a situation where we may not receive cash as these securities are sold, amortize or mature. In these cases, we may have a distribution requirement without receipt of the cash to service the requirement, requiring us to fund these distribution requirements from other sources of liquidity. As of December 31, 2011, the securities in question were held by our CT CDOs, and have a face value of $20.6 million and a remaining discount of $1.8 million. The income we recognize for tax purposes on these securities will depend upon the rate of principal repayment of each security and the cash flow provisions of our CT CDOs.

Similarly, due to the redirection provisions of our CT CDOs, which reallocate principal and interest otherwise distributable to us to repay senior note holders, assets financed through our CT CDOs may generate current taxable income without a corresponding cash distribution to us. See Note 11 for additional discussion on these redirection provisions.

CT Legacy REIT may also recognize taxable income related to securities and CDO provisions similar to those described above. Due to restrictions on dividend payments under CT Legacy REIT’s mezzanine loan, if such taxable income were to be recognized, it could result in consent dividends to us which would represent non-cash taxable income for Capital Trust, Inc. and could impact our distribution requirements.

As of December 31, 2011, we have approximately $163.1 million of NOLs, and $120.8 million of NCLs available to be carried forward and utilized in future periods to offset the impact of any income tax recognized, and therefore minimize our related distribution requirements.

Litigation

In the normal course of business, we are subject to various legal proceedings and claims, the resolution of which, in management’s opinion, will not have a material adverse effect on our consolidated financial position or results of operations.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Employment Agreements and Executive Compensation

As of December 31, 2011, we no longer have employment agreements with Stephen D. Plavin, who serves as our chief executive officer and president, Geoffrey J. Jervis, who serves as our chief financial officer, and Thomas C. Ruffing, who serves as our chief credit officer and head of asset management. These officers currently remain at-will employees of the Company.

Board of Director’s Compensation

Of the eight members of our board of directors, seven are entitled to annual compensation of $75,000 each. Our chief executive officer also serves as a director for no compensation. As of December 31, 2011, the annual compensation for one of these six directors was paid in cash and the remaining five directors were paid 50% in cash and 50% in the form of deferred stock units. In addition, the member of our board of directors that serves as the chairperson of the audit committee of our board of directors receives an annual cash compensation of $12,000. Compensation to the board of directors is payable in four equal quarterly payments.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the year ended, and as of, December 31, 2011 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other investments:
Interest and related income	$117,162	$—	$—	$117,162
Less: Interest and related expenses	96,974	—	—	96,974
Income from loans and other investments, net	20,188	—	—	20,188

Other revenues:
Management fees from affiliates	—	8,481	(1,863)	6,618
Servicing fees	—	9,889	(1,392)	8,497
Total other revenues	—	18,370	(3,255)	15,115

Other expenses
General and administrative	7,310	18,420	(1,863)	23,867
Servicing fees expense	1,392	—	(1,392)	—
Total other expenses	8,702	18,420	(3,255)	23,867

Total other-than-temporary impairments of securities	(49,309)	—	—	(49,309)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	1,243	—	—	1,243
Impairment of real estate held-for-sale	(1,055)	—	—	(1,055)
Net impairments recognized in earnings	(49,121)	—	—	(49,121)

Recovery of provision for loan losses	19,326	—	—	19,326
Valuation allowance on loans held-for-sale	(1,456)	—	—	(1,456)
Gain on extinguishment of debt	271,031	—	—	271,031
Income from equity investments	—	3,649	—	3,649
Income before income taxes	251,266	3,599	—	254,865
Income tax provision	1,425	1,121	—	2,546
Net income	$249,841	$2,478	$—	$252,319
Add: Net loss attributable to noncontrolling interests	5,823	—	—	5,823
Net income attributable to Capital Trust, Inc.	$255,664	$2,478	$—	$258,142

Total assets	$1,350,029	$16,287	$—	$1,366,316

All revenues were generated from external sources within the United States. The Investment Management segment earned fees of $1.4 million for serving as collateral manager of the four CT CDOs consolidated under our Balance Sheet Investment segment as well as special servicing activity for certain CT CDO assets for the year ended December 31, 2011. In addition, the investment management segment received intercompany preferred dividend income of $1.9 million from the balance sheet segment for the year ended December 31, 2011.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the year ended, and as of, December 31, 2010 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other investments:
Interest and related income	$158,793	$1	$—	$158,794
Less: Interest and related expenses	123,963	—	—	123,963
Income from loans and other investments, net	34,830	1	—	34,831

Other revenues:
Management fees from affiliates	—	7,808	—	7,808
Incentive management fees from affiliates	—	733	—	733
Servicing fees	—	8,189	(1,785)	6,404
Total other revenues	—	16,730	(1,785)	14,945

Other expenses
General and administrative	5,899	12,900	—	18,799
Servicing fee expense	1,785	—	(1,785)	—
Total other expenses	7,684	12,900	(1,785)	18,799

Total other-than-temporary impairments of securities	(77,960)	—	—	(77,960)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	9,594	—	—	9,594
Impairment of real estate held-for-sale	(4,000)	—	—	(4,000)
Net impairments recognized in earnings	(72,366)	—	—	(72,366)

Provision for loan losses	(146,478)	—	—	(146,478)
Valuation allowance on loans held-for-sale	(2,119)	—	—	(2,119)
Gain on extinguishment of debt	3,134	—	—	3,134
Income from equity investments	—	3,608	—	3,608
(Loss) income before income taxes	(190,683)	7,439	—	(183,244)
Income tax provision	14	2,086	—	2,100
Net (loss) income	($190,697)	$5,353	$—	($185,344)

Total assets	$4,109,465	$14,484	($3,259)	$4,120,690

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the year ended, and as of, December 31, 2009 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other investments:
Interest and related income	$121,968	$16	($13)	$121,971
Less: Interest and related expenses	79,794	13	(13)	79,794
Income from loans and other investments, net	42,174	3	—	42,177

Other revenues:
Management fees from affiliates	—	13,512	(1,769)	11,743
Servicing fees	—	3,008	(1,329)	1,679
Total other revenues	—	16,520	(3,098)	13,422

Other expenses
General and administrative	8,083	15,859	(1,769)	22,173
Servicing fee expense	1,329	—	(1,329)	—
Total other expenses	9,412	15,859	(3,098)	22,173

Total other-than-temporary impairments of securities	(123,894)	—	—	(123,894)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	14,256	—	—	14,256
Impairment of goodwill	—	(2,235)	—	(2,235)
Impairment of real estate held-for-sale	(2,233)	—	—	(2,233)
Net impairments recognized in earnings	(111,871)	(2,235)	—	(114,106)

Provision for loan losses	(482,352)	—	—	(482,352)
Loss on sale of investments	(10,363)	—	—	(10,363)
Loss from equity investments	—	(3,736)	—	(3,736)
Loss before income taxes	(571,824)	(5,307)	—	(577,131)
Income tax benefit	(408)	(286)	—	(694)
Net loss	($571,416)	($5,021)	$—	($576,437)

Total assets	$1,926,019	$12,783	($2,167)	$1,936,635

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 22. Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2011, 2010 and 2009 (in thousands except per share data):

	March 31	June 30	September 30	December 31
2011
Revenues	$38,889	$34,586	$28,855	$29,955
Net income (loss)	$254,586	($1,845)	$13,724	($8,322)
Net income (loss) per share of common stock:
Basic	$11.35	($0.08)	$0.60	($0.37)
Diluted	$11.04	($0.08)	$0.57	($0.37)
2010
Revenues	$44,505	$41,675	$43,147	$44,615
Net (loss) income	($63,452)	$2,902	($134,709)	$9,915
Net (loss) income per share of common stock:
Basic	($2.84)	$0.13	($6.02)	$0.44
Diluted	($2.84)	$0.13	($6.02)	$0.44
2009
Revenues	$37,425	$33,667	$32,670	$31,631
Net loss	($73,146)	($6,396)	($106,457)	($390,438)
Net loss per share of common stock:
Basic	($3.28)	($0.29)	($4.75)	($17.41)
Diluted	($3.28)	($0.29)	($4.75)	($17.41)

Basic and diluted earnings per share are computed independently based on the weighted-average shares of common stock outstanding for each of the periods. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year. See Note 12 for a further discussion of earnings per share.

Note 23. Subsequent Events

Subsequent to year-end, in February 2012, we refinanced CT Legacy REIT’s JPMorgan repurchase facility and mezzanine loan with a single, new $124.0 million repurchase facility with JPMorgan. All collateral under the mezzanine loan was released, and all of CT Legacy REIT’s loan and debt security assets were pledged as collateral for the new JPMorgan facility. The new facility matures in December 2014, and carries an initial interest rate of LIBOR+5.50% per annum.

Periodic repayment targets must be met under the facility, which require the outstanding balance be reduced to: $100.0 million by December 31, 2012, $80.0 million by June 30, 2013, and $40.0 million by December 31, 2013. In addition, the facility’s interest rate is subject to increase by 0.50% per annum if the outstanding balance of the facility has not been reduced to $90.0 million as of June 30, 2012, and by an additional 0.50% per annum if the outstanding balance of the facility has not been reduced to $60.0 million as of December 31, 2012.

Index

Capital Trust, Inc. and Subsidiaries

Schedule IV—Mortgage Loans on Real Estate

As of December 31, 2011

(in thousands)

Type of Loan/Borrower(1)	Description/ Location	Interest Payment Rates (2)	Final Maturity Date	Periodic Payment Terms(3)	Prior Liens(4)	Face Amount of Loans(5)(6)	Carrying Amount of Loans (7)(8)
Mortgage Loans:W
Borrower A	Office / CA	1.4%	11/2/2012	P & I	$—	$65,000	$65,000
Borrower B	Office / GA	6.0%	10/9/2013	P & I	—	$32,500	$30,875
Borrower C	Office / TX	4.5%	5/9/2013	I/O	—	27,503	27,503
All other mortgage loans individually less than 3% with face amounts:
Less than $20,000		1.6% - 9.5%	7/10/10 - 7/1/27		n/a	175,390	203,932
Between $20,000and $40,000		2.3% - 7.8%	9/9/11 - 1/31/20		n/a	80,809	22,874
Greater than $40,000		n/a	n/a		n/a	—	—
Total mortgage loans:					—	381,202	350,184

Subordinate Interests in Mortgages:
Borrower D	Office / NY	9.8%	11/2/2011	I/O	80,000	39,000	39,000
Borrower E	Office / Diversified	2.9%	10/9/2013	I/O	56,871	35,000	35,000
Borrower F	Hotel / Diversified	8.4%	11/6/2013	I/O	114,930	40,663	40,663
Borrower G	Office / CA	2.1%	11/9/2013	I/O	58,000	33,000	33,000
All subordinate interests in mortgages individually less than 3% with face amounts:
Less than $20,000		2.2% - 9.2%	3/9/10 - 1/3/17		n/a	131,982	85,569
Between $20,000and $40,000		1.7% - 7.7%	6/9/11 - 7/1/35		n/a	151,201	69,901
Greater than $40,000		3.0% - 3.0%	12/31/14 - 12/31/14		n/a	40,364	—
Total subordinate interests in mortgages:					309,801	471,210	303,133

Mezzanine & Other Loans:
Borrower H	Hotel / NY	8.5%	12/9/2013	I/O	173,750	84,750	84,750
Borrower I	Office / NY	7.0%	9/1/2014	I/O	71,780	40,541	40,796
All mezzanine & other loans individually less than 3% with face amounts:
Less than $20,000		2.8% - 12.0%	11/2/11 - 2/1/16		n/a	54,120	54,120
Between $20,000and $40,000		4.0% - 8.3%	2/9/10 - 12/1/14		n/a	43,823	43,718
Greater than $40,000		2.3% - 3.9%	10/9/11 - 5/9/12		n/a	227,826	—
Total mezzanine & other loans:					245,530	451,060	223,384
Unallocated loan loss provision:							(7,432)

Total loans:					$555,331	$1,303,472	$869,269

(1)	All amounts include both loans receivable and loans held-for-sale.
(2)	Rates for floating rate loans are based on LIBOR of 0.30% as of December 31, 2011.
(3)	P & I = principal and interest. I/O = interest only.
(4)	Represents only third party liens.
(5)	Does not include Unfunded Commitments.
(6)
Mortgage loans which are greater than 90 days delinquent include $96.2 million of our mezzanine loans, $102.6 million of our subordinate interests in mortgages, and $24.7 million of our senior interests in mortgages.

(7)
Mortgage loans with a carrying value of $404.3 million are not consolidated for federal income tax purposes because they are held by securitization vehicles in which we invest, as further described in Note 2. Excluding these loans, the tax basis of the mortgage loans included above is approximately $473.9 million as of December 31, 2011.

(8)
As of December 31, 2011, we identified 16 loans with an aggregate gross book value of $498.2 million for impairment, against which we have recorded a $424.3 million provision, and which are carried at an aggregate net book value of $73.9 million. See Notes 2 and 16 for a description of our loan impairment and valuation process.

S-1

Index

Capital Trust, Inc. and Subsidiaries

Notes to Schedule IV

As of December 31, 2011

(in thousands)

1. Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles Mortgage Loans on Real Estate for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009

Balance at January 1 (1)	$3,503,447	$1,175,792	$1,882,409
Additions during period:
Impact of consolidation due to change in accounting principal (2)	—	2,845,241	—
Consolidation of additional securitization vehicle (3)	22,437	—	—
New mortgage loans	—	—	—
Additional fundings (4)	478	2,021	9,350
Amortization of discount, net (5)	1,773	1,364	990
Recovery of loan losses	21,973	—	—

Deductions during period:
Deconsolidation of securitization vehicle (6)	(595,920)	—	—
Collections of principal	(2,069,799)	(328,408)	(99,411)
Transfers to real estate held-for-sale	—	(12,054)	—
Transfers to other assets (7)	(7,914)	(6,614)	—
Provision for loan losses	—	(146,478)	(482,352)
Valuation allowance on loans held-for-sale	(1,456)	(2,119)	—
Mortgage loans sold	(5,750)	(25,298)	(124,831)
Loss on sale of mortgage loans	—	—	(10,363)
Balance at December 31	$869,269	$3,503,447	$1,175,792

(1)	All amounts include both loans receivable and loans held-for-sale.
(2)	Loans with an aggregate principal balance of $2.98 billion as of December 31, 2009 have been consolidated onto our balance sheet beginning January 1, 2010, as discussed in Note 2.
(3)
We consolidated an additional securitization vehicle, GECMC 2000-1, beginning in the third quarter of 2011. See the introduction to Note 11 to our consolidated financial statements for further discussion.

(4)	Includes deferred interest, which is a non-cash addition to the balance of mortgage loans, of $478,000, $378,000, and $1.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.
(5)	Net discount amortization represents an entirely non-cash addition to the balance of mortgage loans.
(6)
We no longer consolidate the MSC 2007-XLFA securitization vehicle beginning in the third quarter of 2011. See the introduction to Note 11 to our consolidated financial statements above for further discussion.

(7)
Includes one loan which was restructured in January 2011 and converted to a $7.9 million equity participation in the borrower entity, as well as one loan which was restructured in June 2010 and converted to a $6.6 million equity participation in the borrower entity. These equity investments have been reclassified to Accrued Interest Receivable and Other Assets of CT Legacy REIT, and consolidated securitization vehicles, respectively, on our consolidated balance sheet as of December 31, 2011.

S-2