Form 10-Q
period 2012-03-31
CAPITAL TRUST INC
filed 2012-05-08
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of outstanding shares of the registrant's class A common stock, par value $0.01 per share, as of April 18, 2012 was 22,245,517.

CAPITAL TRUST, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Capital Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2012 and 2011
(in thousands, except per share data)

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets

Cash and cash equivalents	$37,198	$34,818
Loans receivable, net	17,230	19,282
Equity investments in unconsolidated subsidiaries	16,983	10,399
Deferred income taxes	2,691	1,268
Prepaid expenses and other assets	1,916	4,533
Subtotal	76,018	70,300

Assets of Consolidated Entities
CT Legacy REIT
Restricted cash	12,512	12,985
Securities held-to-maturity	—	2,602
Loans receivable, net	—	206,514
Loans held-for-sale, net	—	30,875
Investment in CT Legacy Asset, at fair value	91,800	—
Accrued interest receivable and other assets	—	2,119
Subtotal	104,312	255,095

Securitization Vehicles
Securities held-to-maturity	173,330	358,972
Loans receivable, net	241,838	612,598
Real estate held-for-sale	—	10,342
Accrued interest receivable and other assets	10,060	59,009
Subtotal	425,228	1,040,921

Total assets	$605,558	$1,366,316

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2012 and 2011
(in thousands, except per share data)

	March 31,	December 31,
	2012	2011
	(unaudited)
Liabilities & Equity (Deficit)

Liabilities:
Accounts payable, accrued expenses and other liabilities	$14,022	$8,075
Secured notes	8,010	7,847
Participations sold	17,230	19,282
Subtotal	39,262	35,204

Non-Recourse Liabilities of Consolidated Entities
CT Legacy REIT
Accounts payable, accrued expenses and other liabilities	—	743
Repurchase obligations	—	58,464
Mezzanine loan, net of unamortized discount	—	55,111
Participations sold	—	97,465
Interest rate hedge liabilities	—	8,817
Subtotal	—	220,600

Securitization Vehicles
Accounts payable, accrued expenses and other liabilities	544	3,102
Securitized debt obligations	525,597	1,211,407
Interest rate hedge liabilities	23,157	24,942
Subtotal	549,298	1,239,451

Total liabilities	588,560	1,495,255

Commitments and contingencies	—	—

Equity (deficit):
Class A common stock, $0.01 par value, 100,000 shares authorized, 21,969 and 21,967 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively ("class A common stock")	220	220
Restricted class A common stock, $0.01 par value, 277 and 244 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively ("restricted class A common stock" and together with class A common stock, "common stock")	3	2
Additional paid-in capital	597,230	597,049
Accumulated other comprehensive loss	(35,461)	(40,584)
Accumulated deficit	(600,558)	(667,111)
Total Capital Trust, Inc. shareholders' deficit	(38,566)	(110,424)

Noncontrolling interests	55,564	(18,515)

Total equity (deficit)	16,998	(128,939)

Total liabilities and equity (deficit)	$605,558	$1,366,316

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
Three Months Ended March 31, 2012 and 2011
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Income from loans and other investments:
Interest and related income	$14,716	$36,991
Less: Interest and related expenses	23,342	26,247
Income from loans and other investments, net	(8,626)	10,744

Other revenues:
Management fees from affiliates	1,585	1,580
Servicing fees	2,020	310
Total other revenues	3,605	1,890

Other expenses:
General and administrative	4,312	10,280
Total other expenses	4,312	10,280

Total other-than-temporary impairments of securities	—	(4,933)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	(160)	(3,271)
Net impairments recognized in earnings	(160)	(8,204)

Recovery of loan losses	8	9,161
Gain on extinguishment of debt	—	250,040
Fair value adjustment on investment in CT Legacy Assets	3,954	—
Gain on deconsolidation of subsidiary	146,380	—
Income from equity investments	696	955
Income before income taxes	141,545	254,306
Income tax provision	923	389
Net income	$140,622	$253,917

Less: Net (income) loss attributable to noncontrolling interests	(74,069)	668

Net income attributable to Capital Trust, Inc.	$66,553	$254,585

Per share information:
Net income per share of common stock:
Basic	$2.91	$11.35
Diluted	$2.74	$11.04

Weighted average shares of common stock outstanding:
Basic	22,837,413	22,435,551
Diluted	24,301,465	23,068,385

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2012 and 2011
(in thousands)
(unaudited)

	2012	2011

Net income	$140,622	$253,917

Other comprehensive income (loss):
Unrealized gain on derivative financial instruments	2,267	4,544
Gain on interest rate swaps no longer designated as cash flow hedges	1,998	—
Amortization of unrealized gains and losses on securities	(756)	(229)
Amortization of deferred gains and losses on settlement of swaps	(56)	(24)
Other-than-temporary impairments of securities related to fair value adjustments in excess of expected credit losses, net of amortization	387	3,850
Other comprehensive income	3,840	8,141

Comprehensive income	$144,462	$262,058

Less: Comprehensive (income) loss attributable to noncontrolling interests	(74,079)	668

Comprehensive income attributable to Capital Trust, Inc.	$70,383	$262,726

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity (Deficit)
For the Three Months Ended March 31, 2012 and 2011
(in thousands)
(unaudited)

	Class A Common Stock	Restricted Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Capital Trust, Inc. Shareholders' Deficit	Noncontrolling Interests	Total
Balance at January 1, 2011	$219	$—	$559,411	($50,462)	($920,355)	($411,187)	$—	($411,187)

Net income (loss)					254,585	254,585	(668)	253,917
Other comprehensive income	—	—	—	8,141	—	8,141	—	8,141
Allocation to noncontrolling interests	—	—	37,156	—	—	37,156	(12,623)	24,533
Restricted class A common stock earned, net of shares deferred	—	3	212	—	—	215	—	215
Deferred directors' compensation	—	—	47	—	—	47	—	47
Balance at March 31, 2011	$219	$3	$596,826	($42,321)	($665,770)	($111,043)	($13,291)	($124,334)

Balance at January 1, 2012	$220	$2	$597,049	($40,584)	($667,111)	($110,424)	($18,515)	($128,939)

Net income	—	—	—	—	66,553	66,553	74,069	140,622
Other comprehensive income	—	—	—	3,830	—	3,830	10	3,840
Deconsolidation of CT Legacy Asset	—	—	—	1,293	—	1,293	—	1,293
Restricted class A common stock earned, net of shares deferred	—	1	125	—	—	126	—	126
Deferred directors' compensation	—	—	56	—	—	56	—	56
Balance at March 31, 2012	$220	$3	$597,230	($35,461)	($600,558)	($38,566)	$55,564	$16,998

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011
(in thousands)
(unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$140,622	$253,917
Adjustments to reconcile net income to net cash provided by
operating activities:
Net impairments recognized in earnings	160	8,204
Recovery of provision for loan losses	(8)	(9,161)
Gain on extinguishment of debt	—	(250,040)
Gain on deconsolidation of subsidiary	(146,380)	—
Fair value adjustment on investment in CT Legacy Assets	(3,954)	—
Income from equity investments	(696)	(955)
Distributions of income from unconsolidated subsidiaries	61	395
Employee stock-based compensation	129	223
Incentive awards plan expense	(282)	2,579
Deferred directors' compensation	56	47
Distributions from CT Legacy Assets	1,830	—
Amortization of premiums/discounts on loans and securities and deferred interest on loans	(171)	619
Amortization of deferred gains and losses on settlement of swaps	(56)	(24)
Amortization of deferred financing costs and premiums/discounts on
debt obligations	8,813	2,360
Ineffectiveness of cash flow hedges recognized in earnings	2,772	—
Changes in assets and liabilities, net:
Accrued interest receivable	(2,999)	685
Deferred income taxes	(1,423)	—
Prepaid expenses and other assets	2,986	(800)
Accounts payable and accrued expenses	(182)	(3,784)
Net cash provided by operating activities	1,278	4,265

Cash flows from investing activities:
Principal collections and proceeds from securities	21,496	8,372
Principal collections of loans receivable	83,000	224,625
Contributions to unconsolidated subsidiaries	(324)	(231)
Distributions from unconsolidated subsidiaries	677	204
Proceeds from disposition of loans held-for-sale	—	5,750
Decrease (increase) in restricted cash	473	(4,213)
Net cash provided by investing activities	105,322	234,507

Cash flows from financing activities:
Borrowings under repurchase obligations	123,977	—
Repayments under repurchase obligations	(58,464)	(67,929)
Repayments under senior credit facility	—	(22,932)
Repayments under senior credit facility	—	(4,640)
Borrowing under mezzanine loan	—	83,000
Repayments under mezzanine loan	(63,000)	—
Repayment of securitized debt obligations	(106,729)	(211,823)
Payment of financing expenses	—	(11,118)
Vesting of restricted Class A common stock	(4)	—
Net cash used in financing activities	(104,220)	(235,442)

Net increase in cash and cash equivalents	2,380	3,330
Cash and cash equivalents at beginning of period	34,818	24,449
Cash and cash equivalents at end of period	$37,198	$27,779

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Organization

References herein to “we,” “us” or “our” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a fully integrated, self-managed, real estate finance and investment management company that specializes in credit sensitive financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. Our business model is designed to produce a mix of net interest margin from our balance sheet investments, and fee income and co-investment income from our investment management vehicles. In managing our operations, we focus on originating investments, managing our portfolios and capitalizing our businesses. From the inception of our finance business in 1997 through March 31, 2012, we have completed approximately $12.0 billion of commercial real estate debt investments. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes. We are traded on the New York Stock Exchange, or NYSE, under the symbol “CT”, and are headquartered in New York City.

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

Following the completion of our March 2011 restructuring, we no longer have any recourse debt obligations, and retain unencumbered ownership of 100% of (i) our investment management platform, CT Investment Management Co., LLC, (ii) our co-investment in CT Opportunity Partners I, LP, (iii) our residual ownership interests in three of the CDOs that we issued, CT CDOs I, II, and IV, and (iv) our tax-basis net operating losses. Furthermore, we have a 52% equity interest in the common stock of CT Legacy REIT. Our economic interest in CT Legacy REIT is, however, subject to (i) the secured notes, which are non-recourse obligations that are collateralized by certain of our retained equity interests in the common stock of CT Legacy REIT, (ii) incentive awards that provide for the participation in amounts earned from our retained equity interests in the common stock of CT Legacy REIT, and (iii) the subordinate class B common stock of CT Legacy REIT owned by our former junior subordinate noteholders.

See Note 5 for further discussion of the secured notes, Note 9 for further discussion of the management incentive awards plan, and Note 6 for further discussion of the class B common stock.

In addition to our interest in the common stock of CT Legacy REIT, we also own 100% of its outstanding class A preferred stock. The class A preferred stock initially entitles us to cumulative preferred dividends of $7.5 million per annum, which dividends will be reduced in January 2013 to the greater of (i) 2.5% of certain of CT Legacy REIT’s assets, and (ii) $1.0 million per annum.

CT Legacy Assets Deconsolidation

On February 10, 2012, we refinanced CT Legacy REIT’s mezzanine loan and repurchase facility with a single, new $124.0 million repurchase facility with JPMorgan. The borrower under the new JP Morgan facility, CT Legacy Asset, LLC, or CT Legacy Assets, is a wholly owned subsidiary of CT Legacy REIT and owns all of its assets, other than cash. As a result of the refinancing, CT Legacy REIT ceased to be the primary beneficiary of CT Legacy Assets and, therefore, discontinued the consolidation of CT Legacy Assets. As a result, its assets and liabilities were deconsolidated from our financial statements as of February 10, 2012.

See Note 6 for a further discussion of CT Legacy REIT and CT Legacy Assets.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related management’s discussion and analysis of financial condition and results of operations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In our opinion, all material adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation, in accordance with GAAP, have been included. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2012.

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

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Our consolidated subsidiaries include: (i) CT Legacy REIT, and (ii) five securitization vehicles, including our three CT CDOs which were sponsored and issued by us and two other similar vehicles. See Note 6 and Note 7 for additional information on our investments in VIEs.

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

Equity Investments in Unconsolidated Subsidiaries and Fair Value Option
Our co-investment interests in the private equity funds we manage are accounted for using the equity method. These entities’ assets and liabilities are not consolidated into our financial statements due to our determination that (i) these entities are not VIEs, and (ii) the investors have sufficient rights to preclude consolidation by us. As such, we report our allocable percentage of the earnings or losses of these entities on a single line item in our consolidated statements of operations as income from equity investments.

One such fund, CT Opportunity Partners I, LP, or CTOPI, maintains its financial records at fair value in accordance with GAAP. We have applied such accounting relative to our investment in CTOPI, and include any adjustments to fair value recorded at the fund level in determining the income we record on our equity investment in CTOPI.

We have elected the fair value option of accounting for CT Legacy REIT’s investment in CT Legacy Assets, pursuant to which we record this investment at fair value rather than at our historical cost investment amount. Additionally, changes in the fair value of this investment are recognized in our consolidated statement of operations. We made this election due to our determination that the fair value of the investment in CT Legacy Assets, as a net liquidating portfolio of assets subject to a non-recourse repurchase obligation, is more meaningful and indicative of our interests in CT Legacy Assets than equity method accounting. See Note 6 for additional discussion of CT Legacy REIT and CT Legacy Assets.

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

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Fees from special servicing and asset management services are recorded on an accrual basis as services are rendered under the applicable agreements, and when receipt of fees is reasonably certain. We do not recognize incentive income from our investment management business until contingencies have been eliminated. Recognition of incentive income allocated or paid to us prior to that date is deferred and recorded as deferred incentive income liability under accounts payable, accrued expenses and other liabilities on our consolidated balance sheet. Depending on the structure of our investment management vehicles, certain incentive fees may be in the form of carried interest or promote distributions.

Cash and Cash Equivalents
We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. We place our cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. As of, and for the periods ended, March 31, 2012 and December 31, 2011, we had bank balances in excess of federally insured amounts. We have not experienced any losses on our demand deposits, commercial paper or money market investments.

Restricted Cash
We classify the cash balances held by CT Legacy REIT as restricted because, while these cash balances are available for use by CT Legacy REIT for operations, debt service, or other purposes, they cannot be used by us until our allocable share is distributed from CT Legacy REIT, and cannot be co-mingled with any of our other, unrestricted cash balances. See Note 6 for additional discussion of CT Legacy REIT.

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

In certain cases, we may classify loans as held-for-sale based upon the specific facts and circumstances of particular Loans, including known or expected transactions. Loans held-for-sale are carried at the lower of their amortized cost basis and fair value. A reduction in the fair value of loans held-for-sale is recorded as a charge to our consolidated statement of operations as a valuation allowance on loans held-for-sale.

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

Repurchase Obligations
In certain circumstances, we have financed the purchase of investments from a counterparty through a repurchase obligation with that same counterparty. We currently record these investments in the same manner as other investments financed with repurchase obligation, with the investment recorded as an asset and the related borrowing under any repurchase agreement recorded as a liability on our consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on our consolidated statements of operations.

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

Income Taxes
Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income. Management believes that we operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, we generally do not expect to pay substantial corporate level taxes other than those payable by our taxable REIT subsidiaries. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we may be subject to federal, state and local income tax on current and past income, and penalties. See Note 10 for additional information.

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

Comprehensive Income (Loss)
Total comprehensive income was $144.5 million and $262.1 million for the three months ended March 31, 2012 and 2011, respectively. The primary components of comprehensive income other than net income are the unrealized gains and losses on derivative financial instruments and the component of other-than-temporary impairments of securities related to the Valuation Adjustment.

Earnings per Share of Common Stock
Basic earnings per share, or EPS, is computed based on the net earnings allocable to common stock and stock units, divided by the weighted average number of shares of common stock and stock units outstanding during the period. Diluted EPS is determined using the treasury stock method, and is based on the net earnings allocable to common stock and stock units, divided by the weighted average number of shares of common stock, stock units and potentially dilutive common stock options and warrants. See Note 8 for additional discussion of earnings per share.

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

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Reclassifications
Certain reclassifications have been made in the presentation of the prior period consolidated financial statements to conform to the March 31, 2012 presentation.

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

Fair Value of Financial Instruments
The “Fair Value Measurements and Disclosures” Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under GAAP. Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date. Our assets and liabilities which are measured at fair value are discussed in Note 12.

Recent Accounting Pronouncements
In April 2011, the FASB issued Accounting Standards Update 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” or ASU 2011-02. ASU 2011-02 primarily clarifies when creditors should classify loan modifications as troubled debt restructurings and provides examples and factors to be considered. Loan modifications which are considered troubled debt restructurings could result in additional disclosure requirements and could impact the related provision for loan losses. ASU 2011-02 is effective for the first interim or annual period beginning after June 15, 2011, with retrospective application to the beginning of the year. The adoption of ASU 2011-02 did not have a material impact on our financial statements, however will impact how we account for loan modifications, and may result in an increase in the loan modifications we classify as troubled debt restructurings, and therefore our provision for loan losses.

In April 2011, the FASB issued Accounting Standards Update 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements,” or ASU 2011-03. ASU 2011-03 primarily removes certain criteria from the consideration of effective control over assets subject to repurchase agreements. The removal of these criteria will generally result in asset transfers pursuant to repurchase agreements being accounted for as secured borrowings, with both the transferred assets and repurchase liability recorded on the transferor’s balance sheet. ASU 2011-03 is effective for the first interim or annual period beginning after December 15, 2011, and is to be applied prospectively to transactions which occur subsequent to the effective date. The adoption of ASU 2011-03 did not have a material impact on our financial statements.

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 860): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” or ASU 2011-04. ASU 2011-04 amends existing guidance on fair value measurements related to (i) instruments held in a portfolio, (ii) instruments classified within shareholders’ equity, (iii) application of the “highest and best use” concept to nonfinancial assets, (iv) application of blockage factors and other premiums and discounts in the valuation process, and (v) other matters. In addition, ASU 2011-04 expanded the required disclosures around fair value measurements including (i) reporting the level in the fair value hierarchy used to value assets and liabilities which are not measured at fair value, but where fair value is disclosed, and (ii) qualitative disclosures about the sensitivity of Level 3 fair value measurements to changes in unobservable inputs used. ASU 2011-04 is effective for the first interim or annual period beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on our financial statements, however it did expand our disclosures related to fair value measurements.

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

Note 3. Loans Receivable, net and Loan Participations Sold

As described in Note 1, in conjunction with our March 2011 restructuring of our recourse debt obligations, a significant portion of our assets, including all of our loans, were transferred to a majority-owned subsidiary, CT Legacy REIT. Our only remaining loan has been sold to a third-party and recorded as a participation sold asset and liability. In addition, as described in Note 2, our consolidated balance sheets separately state our direct assets and liabilities and certain assets and liabilities of consolidated subsidiaries. See Note 6 for disclosures regarding loans receivable that have been transferred to CT Legacy REIT, and see Note 7 for comparable disclosures regarding loans receivable that are held in consolidated securitization vehicles, as separately stated on our consolidated balance sheets.

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

We have one such loan participation sold with a balance of $17.2 million, and a coupon of LIBOR + 5.00% as of March 31, 2012. The loan matures on November 6, 2013.

Note 4. Equity Investments in Unconsolidated Subsidiaries

Our equity investments in unconsolidated subsidiaries consist of our co-investments in investment management vehicles that we sponsor and manage. As of March 31, 2012, we had a co-investment in one such vehicle, CT Opportunity Partners I, LP, or CTOPI, in which we have a commitment to invest up to $25.0 million, or 4.6% of CTOPI’s total capital commitments. We have funded $16.1 million of our commitment as of March 31, 2012 and received $6.5 million as a return of capital, resulting in a $9.6 million funded and a $15.4 million unfunded commitment balance.

Activity relating to our equity investments in unconsolidated subsidiaries for the three months ended March 31, 2012 was as follows (in thousands):

CTOPI

December 31, 2011	$10,399

Contributions	324
Income from equity investments (1)	6,998
Distributions	(738)

March 31, 2012	$16,983

(1)
Includes $6.3 million of incentive income allocated to us from CTOPI under the equity method of accounting. This incentive income has not been recognized into earnings, but recorded as a deferred incentive income liability under accounts payable, accrued expenses and other liabilities on our consolidated balance sheet.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

In accordance with the CTOPI management agreement, CTIMCO may earn incentive compensation when certain returns are achieved for the partners of CTOPI, which will be accrued if and when earned, and when appropriate contingencies have been eliminated.

As of March 31, 2012, our maximum exposure to loss from CTOPI was $7.6 million.

Note 5. Debt Obligations

As described in Note 1, on March 31, 2011, we restructured, amended, or extinguished all of our outstanding recourse debt obligations. In addition, as described in Note 1, our consolidated balance sheets separately state our direct assets and liabilities and certain assets and liabilities of consolidated subsidiaries. See Note 6 for disclosures regarding debt obligations of CT Legacy REIT, and see Note 7 for comparable disclosures regarding debt obligations of consolidated securitization vehicles, all of which are non-recourse to us, as separately stated on our consolidated balance sheets.

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

We had secured notes outstanding with an accreted book value of $8.0 million and $7.8 million as of March 31, 2012 and December 31, 2011, respectively.

Note 6. CT Legacy REIT

As discussed in Note 1, in connection with the March 2011 restructuring, we transferred substantially all of our directly held interest earning assets to CT Legacy REIT. CT Legacy REIT is beneficially owned 52% by us, 24% by an affiliate of Five Mile, and 24% by the former lenders under our senior credit facility. In addition, the former holders of our junior subordinated notes received class B common stock, a subordinate class of common stock which entitles its holders to receive approximately 25% of the dividends that would otherwise be payable to us on our equity interest in the common stock of CT Legacy REIT, after aggregate cash distributions of $50.0 million have been paid to all other classes of common stock. We manage CT Legacy REIT and CT Legacy Assets as a liquidating portfolio.

On February 10, 2012, we refinanced CT Legacy REIT’s mezzanine loan and repurchase facility with a single, new $124.0 million repurchase facility with JPMorgan. The borrower under the new JP Morgan facility, CT Legacy Assets, is a wholly owned subsidiary of CT Legacy REIT and owns all of its assets, other than cash. As a result of the refinancing, CT Legacy REIT, and therefore we, discontinued consolidation of CT Legacy Assets. As a result, its assets and liabilities were deconsolidated from our financial statements as of February 10, 2012. We recognized a gain of $146.4 million on the deconsolidation of CT Legacy Assets, which was primarily the result of losses previously recorded in excess of our economic interests in securitization vehicles which were consolidated by CT Legacy Assets.

As of March 31, 2012, our consolidated balance sheet includes (i) restricted cash of $12.5 million at CT Legacy REIT, and (ii) an Investment in CT Legacy Assets, a 100% owned subsidiary of CT Legacy REIT that it deconsolidated on February 10, 2012. As of December 31, 2011, CT Legacy REIT consolidated CT Legacy Assets, and therefore our consolidated balance sheet included its loans receivables, securities held-to-maturity, other assets, debt obligations and other liabilities.

The liabilities of CT Legacy Assets are all non-recourse to CT Legacy REIT and us. Neither we, nor CT Legacy REIT is obligated to provide, nor have we or CT Legacy REIT provided, any financial support to CT Legacy Assets.

As described in Note 2, our consolidated balance sheets separately present: (i) our direct assets and liabilities, (ii) the direct assets and liabilities of CT Legacy REIT, and (iii) the assets and liabilities of consolidated securitization vehicles. The following disclosures relate specifically to the direct assets and liabilities of CT Legacy REIT, as separately stated on our consolidated balance sheets.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

A. Securities Held-to-Maturity – CT Legacy REIT

CT Legacy REIT’s securities portfolio consists of CMBS, CDOs, and other securities. Activity relating to these securities for the three months ended March 31, 2012 was as follows (in thousands):

	CMBS	CDOs & Other	Total Book Value

December 31, 2011	$1,346	$1,256	$2,602

Principal paydowns	(17)	—	(17)
Discount/premium amortization & other	18	7	25
Deconsolidation of CT Legacy Assets (1)	(1,347)	(1,263)	(2,610)

March 31, 2012	$—	$—	$—

(1)	As further described above, we deconsolidated CT Legacy Assets in the first quarter of 2012. As a result, these securities are no longer included in our consolidated financial statements.

The following table details overall statistics for CT Legacy REIT’s securities portfolio as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Number of securities	─	6
Number of issues	─	5
Rating (1) (2)	N/A	CCC+
Fixed / Floating (in millions) (3)	$─ / $─	$2 / $1
Coupon (1) (4)	N/A	5.43%
Yield (1) (4)	N/A	3.31%
Life (years) (1) (5)	N/A	4.9

(1)	Represents a weighted average as of December 31, 2011.
(2)	Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security.
(3)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate securities.
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

	Rating as of March 31, 2012
Vintage	B	CCC and Below	Total
2003	$—	$1,256	$1,256
1997	179	—	179
1996	—	1,167	1,167
Total	$179	$2,423	$2,602

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Other-than-temporary impairments

The following table summarizes activity related to the other-than-temporary impairments of CT Legacy REIT’s securities during the three months ended March 31, 2012 (in thousands):

	Gross Other-Than-Temporary Impairments	Credit Related Other-Than-Temporary Impairments	Non-Credit Related Other-Than-Temporary Impairments

December 31, 2011	$26,557	$26,105	$452

Amortization of other-than-temporary impairments	(24)	(11)	(13)
Deconsolidation of CT Legacy Assets (1)	(26,533)	(26,094)	(439)

March 31, 2012	$—	$—	$—

(1)	As further described in Note 1 above, we deconsolidated CT Legacy Assets in the first quarter of 2012. As a result, these securities, some of which were other-than-temporarily impaired, are no longer included in our consolidated financial statements.

Unrealized losses and fair value of securities

Certain of CT Legacy REIT’s securities were carried at values in excess of their fair values. This difference can be caused by, among other things, changes in credit spreads and interest rates. The following table shows the gross unrealized losses and fair value of securities for which the fair value is lower than their book value as of December 31, 2011, and that are not deemed to be other-than-temporarily impaired (in millions):

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

We determine fair values using third party dealer assessments of value, and our own internal financial model-based estimations of fair value. See Note 12 for further discussion of fair value. We regularly examine CT Legacy REIT’s securities portfolio and have determined that, despite the differences between book value and fair value discussed above, our expectations of future cash flows have only changed adversely for six of CT Legacy REIT’s securities, against which we have recognized other-than-temporary-impairments.

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

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

B. Loans Receivable, Net – CT Legacy REIT

Activity relating to CT Legacy REIT’s loans receivable for the three months ended March 31, 2012 was as follows (in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value (1)

December 31, 2011	$436,314	($229,800)	$206,514

Principal paydowns	(254)	—	(254)
Discount/premium amortization & other	28	—	28
Deconsolidation of CT Legacy Assets (2)	(436,088)	229,800	(206,288)

March 31, 2012	$—	$—	$—

(1)	Includes loans with a total principal balance of $436.0 million as of December 31, 2011.
(2)	As further described above, we deconsolidated CT Legacy Assets in the first quarter of 2012. As a result, these loans are no longer included in our consolidated financial statements.

The following table details overall statistics for CT Legacy REIT’s loans receivable portfolio as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Number of investments	─	17
Fixed / Floating (in millions) (1)	$─ / $─	$56 / $151
Coupon (2) (3)	N/A	4.59%
Yield (2) (3)	N/A	5.21%
Maturity (years) (2) (4)	N/A	1.4

(1)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate loans.
(2)	Represents a weighted average as of December 31, 2011.
(3)	Calculations for floating rate loans are based on LIBOR of 0.30% as of December 31, 2011.
(4)	Represents the final maturity of each investment assuming all extension options are executed.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The tables below detail the types of loans in CT Legacy REIT’s portfolio, as well as the property type and geographic distribution of the properties securing these loans, as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012			December 31, 2011
Asset Type	Book Value	Percentage		Book Value	Percentage
Senior mortgages	$—	―	%	$77,986	37%
Subordinate interests in mortgages	—	—		58,078	28
Mezzanine loans	—	—		47,271	23
Other	—	—		23,179	12
Total	$—	—%		$206,514	100%

Property Type	Book Value	Percentage		Book Value	Percentage
Office	$—	―	%	$84,519	41%
Hotel	—	—		75,240	36
Multifamily	—	—		14,212	7
Other	—	—		32,543	16
Total	$—	—%		$206,514	100%

Geographic Location	Book Value	Percentage		Book Value	Percentage
Northeast	$—	―	%	$64,040	31%
Southwest	—	—		40,353	19
West	—	—		38,179	18
Southeast	—	—		20,076	10
Northwest	—	—		9,364	5
International	—	—		34,502	17
Total	$—	—%		$206,514	100%

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

The following table allocates the net book value and principal balance of CT Legacy REIT’s loans receivable based on our internal risk ratings as of March 31, 2012 and December 31, 2011 (in thousands):

	Loans Receivable as of March 31, 2012			Loans Receivable as of December 31, 2011
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	—	$—	$—	5	$91,940	$92,333
4 - 5	—	—	—	5	64,151	64,127
6 - 8	—	—	—	7	279,882	50,054

Total	—	$—	$—	17	$435,973	$206,514

In making this risk assessment, one of the primary factors we consider is how senior or junior each loan is relative to other debt obligations of the borrower. The following tables further allocate CT Legacy REIT’s loans receivable by both loan type and our internal risk ratings as of March 31, 2012 and December 31, 2011 (in thousands):

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

	Senior Mortgage Loans
	as of March 31, 2012			as of December 31, 2011
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	—	$—	$—	1	$27,503	$27,503
4 - 5	—	—	—	2	21,000	20,976
6 - 8	—	—	—	2	42,569	29,507
Total	—	$—	$—	5	$91,072	$77,986

	Subordinate Interests in Mortgages
	as of March 31, 2012			as of December 31, 2011
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	—	$—	$—	1	$13,000	$13,000
4 - 5	—	—	—	1	24,531	24,531
6 - 8	—	—	—	4	85,024	20,547
Total	—	$—	$—	6	$122,555	$58,078

	Mezzanine & Other Loans
	as of March 31, 2012			as of December 31, 2011
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	—	$—	$—	3	$51,437	$51,830
4 - 5	—	—	—	2	18,620	18,620
6 - 8	—	—	—	1	152,289	—
Total	—	$—	$—	6	$222,346	$70,450

C. Loans Held-for-Sale, Net – CT Legacy REIT

Activity relating to CT Legacy REIT’s loans held-for-sale for the three months ended March 31, 2012 was as follows (in thousands):

	Gross Book Value	Valuation Allowance	Net Book Value

December 31, 2011	$32,331	($1,456)	$30,875

Deconsolidation of CT Legacy Assets (1)	(32,331)	1,456	(30,875)

March 31, 2012	$—	$—	$—

(1)	As further described above, we deconsolidated CT Legacy Assets in the first quarter of 2012. As a result, these loans held-for-sale are no longer included in our consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

D. Debt Obligations – CT Legacy REIT

As of March 31, 2012, CT Legacy REIT did not have any debt obligations outstanding. As of December 31, 2011, CT Legacy REIT had $113.6 million of total debt obligations outstanding. The balances of each category of debt were as follows (in thousands):

	March 31,		December 31,
	2012		2011
Debt Obligations	Principal Balance (1)	Book Value (1)	Principal Balance	Book Value

Repurchase obligation (JPMorgan)	$—	$—	$58,464	$58,464

Mezzanine loan	—	—	65,275	55,111

Total/Weighted Average	$—	$—	$123,739	$113,575

(1)	As further described above, we deconsolidated CT Legacy Assets in the first quarter of 2012. As a result, these debt obligations are no longer included in our consolidated financial statements.

Repurchase Obligations

In conjunction with our March 2011 restructuring, on March 31, 2011 our legacy repurchase obligations were assumed by wholly-owned subsidiaries of CT Legacy REIT, and the recourse to Capital Trust, Inc. was eliminated. On February 10, 2012, we refinanced CT Legacy REIT’s one remaining repurchase facility and its mezzanine loan with a single, new $124.0 million repurchase facility with JPMorgan. The new facility is an obligation of CT Legacy Assets, matures in December 2014, carries a rate of LIBOR+5.50%, and has paydown hurdles and associated potential rate increases over the term of the facility. As a result of the refinancing, CT Legacy REIT, and therefore we, discontinued consolidation of CT Legacy Assets. See Note 1 and the introduction to Note 6 for further discussion on the deconsolidation of CT Legacy Assets.

Mezzanine Loan

On March 31, 2011, CT Legacy REIT entered into an $83.0 million mezzanine loan with Five Mile that carried an interest rate of 15.0% per annum, of which 7.0% may be deferred, and that had a maturity date of March 31, 2016. The mezzanine loan was not recourse to Capital Trust, Inc. except for certain limited non-recourse, “bad boy” carve outs.

As of December 31, 2011, the mezzanine loan had an outstanding principal balance of $65.3 million (including deferred interest) and a book balance of $55.1 million. As discussed above, on February 10, 2012, we refinanced CT Legacy REIT’s JPMorgan repurchase facility and its mezzanine loan with a single, new $124.0 million repurchase facility with JPMorgan.

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

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table describes CT Legacy REIT’s participations sold assets and liabilities as of December 31, 2011 (in thousands):

	March 31,	December 31,
	2012	2011
Participations sold assets
Gross carrying value	$—	$97,465
Less: Provision for loan losses	—	(97,465)
Net book value of assets	—	—

Participations sold liabilities
Net book value of liabilities	—	97,465
Net impact to shareholders' equity	$—	($97,465)

F. Derivative Financial Instruments – CT Legacy REIT

As discussed in Note 1, on February 10, 2012, we refinanced CT Legacy REIT’s mezzanine loan and repurchase facility with a single, new $124.0 million repurchase facility with JPMorgan. As a result of the refinancing, CT Legacy REIT, and therefore we, discontinued consolidation of CT Legacy Assets as of February 10, 2012.

CT Legacy REIT is not party to any interest rate swap agreements. As of December 31, 2011, CT Legacy REIT’s formerly consolidated subsidiary, CT Legacy Assets, was party to five interest rate swaps with a notional amount of $60.8 million and fair value of $8.8 million.

During the period from January 1, 2012 to February 10, 2012, while we consolidated CT Legacy Assets, it made net payments of $262,000 under its interest rate swaps which were recorded as a component of interest expense. During the same period, we recognized $291,000 as a component of interest expense for the change in fair value of these swaps. In addition, as a result of the deconsolidation of CT Legacy Assets, we reclassified $1.8 million from other comprehensive income to interest expense. This amount represents the unamortized balance of prior fair value adjustments to these interest rate swaps from the second quarter of 2011, when we discontinued the designation of these swaps as cash flow hedges.

G. Investment in CT Legacy Assets – CT Legacy REIT

As discussed in Note 1, on February 10, 2012, we refinanced CT Legacy REIT’s mezzanine loan and repurchase facility with a single, new $124.0 million repurchase facility with JPMorgan. The borrower under the new JP Morgan facility, CT Legacy Assets, is a wholly owned subsidiary of CT Legacy REIT and owns all of its assets, other than cash. As a result of the refinancing, CT Legacy REIT, and therefore we, discontinued consolidation of CT Legacy Assets. As a result, its assets and liabilities were deconsolidated from our financial statements as of February 10, 2012.

We have elected the fair value option of accounting for CT Legacy REIT’s investment in CT Legacy Assets, pursuant to which we record this investment at fair value rather than at our historical cost investment amount. Additionally, changes in the fair value of this investment are recognized in our consolidated statement of operations. The fair value of CT Legacy REIT’s investment in CT Legacy Assets was $89.7 million and $91.8 million at February 10, 2012 and March 31, 2012, respectively. The change in fair value of $4.0 million was recognized on our consolidated statement of operations.

The liabilities of CT Legacy Assets are all non-recourse to us, and we are not obligated to provide, nor have we provided, any financial support to CT Legacy Assets or CT Legacy REIT. We are only exposed to investment losses in CT Legacy Assets via our investment in CT Legacy REIT, which itself holds only two assets, cash of $12.5 million and an investment in CT Legacy Assets of $91.8 million. Net of noncontrolling interests, our investment in CT Legacy REIT is $48.1 million. After giving effect to the $11.1 million which will ultimately be payable under our secured notes and $7.0 million payable under the CT Legacy REIT management incentive awards plan, our maximum exposure to loss from CT Legacy REIT, and therefore CT Legacy Assets, is $30.1 million.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table represents summarized financial information for CT Legacy Assets (in thousands):

For the Period from February 11, 2012
through March 31, 2012 (1)
Income Statement
Total revenues	$9,311
Total expenses (2)	(5,938)
Net loss	3,373

As of March 31, 2012
Balance Sheet
Total assets, net book value	$760,867

(1)	Includes activity and balances of VIEs consolidated by CT Legacy Asset.
(2)	Includes interest expense, general and administrative expenses, provisions and impairments.

Note 7. Consolidated Securitization Vehicles

As of March 31, 2012, our consolidated balance sheet includes an aggregate $425.2 million of assets and $549.3 million of liabilities related to five consolidated securitization vehicles. Our consolidated securitization vehicles include two categories of entities: (i) collateralized debt obligations sponsored and issued by us, which we refer to as CT CDOs and (ii) other consolidated securitization vehicles which were not issued or sponsored by us.

Due to the deconsolidation of CT Legacy Assets on February 10, 2012, as discussed in Note 1, we deconsolidated one CT CDO, CT CDO III, and three other securitization vehicles that are owned by CT Legacy Assets.

CT CDOs

We currently consolidate three collateralized debt obligation, or CDO, entities, which are VIEs that were sponsored by us. These CT CDOs invest in commercial real estate debt instruments, some of which we originated/acquired and transferred to the CDO entities, and are financed by the debt and equity they issue. We are named as collateral manager of all three CT CDOs and are named special servicer on a number of CDO collateral assets. As a result of consolidation, our subordinate debt and equity ownership interests in these CT CDOs have been eliminated, and our balance sheet reflects both the assets held and debt issued by these CDOs to third-parties. Similarly, our operating results and cash flows include the gross amounts related to the assets and liabilities of the CT CDO entities, as opposed to our net economic interests in these entities. Fees earned by us for the management of these CDOs are eliminated in consolidation.

Our interest in the assets held by these CT CDOs, which are consolidated on our balance sheet, is restricted by the structural provisions of these entities, and our recovery of these assets will be limited by the CDOs’ distribution provisions, which are subject to change due to covenant breaches or asset impairments, as further described below in this Note 7. The liabilities of the CT CDOs, which are also consolidated on our balance sheet, are non-recourse to us, and can generally only be satisfied from each CDOs’ respective asset pool.

We are not obligated to provide, nor have we provided, any financial support to these CT CDOs.

Other Consolidated Securitization Vehicles

As discussed above, we currently consolidate two other securitization vehicles, both of which are substantially similar to the CT CDOs. These securitization vehicles invest in commercial real estate debt instruments, which investments were not originated or transferred to the entities by us. In addition to our investment in the subordinate classes of the securities issued by these vehicles, we are named special servicer on a number of their assets. As a result of consolidation, our ownership interests in these consolidation vehicles have been eliminated, and our balance sheet reflects both the assets held and debt issued by these vehicles to third-parties. Similarly, our operating results and cash flows include the gross amounts related to the assets and liabilities of the securitization vehicles, as opposed to our net economic interests in these entities. Special servicing fees paid to us on assets owned by these vehicles are eliminated in consolidation.

Our interest in the assets held by these other securitization vehicles, which are consolidated on our balance sheet, is restricted by the structural provisions of these entities, and a recovery of our investment in the vehicles will be limited by each entity’s distribution provisions. The liabilities of the securitization vehicles, which are also consolidated on our balance sheet, are non-recourse to us, and can generally only be satisfied from each vehicle’s respective asset pool.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

We are not obligated to provide, nor have we provided, any financial support to these other consolidated securitization vehicles. In addition, both of these investments have been made through our CT CDOs, which limits our exposure to loss as discussed above. We have recognized losses on collateral assets in excess of our investment in these entities, resulting in a zero net exposure to loss as of March 31, 2012.

As described in Note 2, our consolidated balance sheets separately present: (i) our direct assets and liabilities, (ii) the direct assets and liabilities of CT Legacy REIT, and (iii) the assets and liabilities of consolidated securitization vehicles. The following disclosures relate specifically to the assets and liabilities of consolidated securitization vehicles, as separately stated on our consolidated balance sheets.

A. Securities Held-to-Maturity – Consolidated Securitization Vehicles
Our consolidated securitization vehicles’ securities portfolio consists of CMBS, CDOs, and other securities. Activity relating to these securities for the three months ended March 31, 2012 was as follows (in thousands):

	CMBS	CDOs & Other	Total Book Value (1)

December 31, 2011	$357,037	$1,935	$358,972

Principal paydowns	(20,874)	(606)	(21,480)
Discount/premium amortization & other (2)	(502)	79	(423)
Other-than-temporary impairments:
Recognized in earnings	(160)	—	(160)
Recognized in accumulated other comprehensive income	160	—	160
Deconsolidation of CT Legacy Assets (3)	(193,737)	29,998	(163,739)

March 31, 2012	$141,924	$31,406	$173,330

(1)	Includes securities with a total face value of $263.5 million and $490.9 million as of March 31, 2012 and December 31, 2011, respectively.
(2)	Includes mark-to-market adjustments on securities previously classified as available-for-sale, amortization of other-than-temporary impairments, and losses, if any.
(3)	As further described above, we deconsolidated CT Legacy Assets in the first quarter of 2012. As a result, the securities owned by its consolidated securitization vehicle are no longer included in our consolidated financial statements. Also, certain securities which are owned by our consolidated securitization vehicles, that had previously been eliminated in consolidation, are now included in our consolidated financial statements. See Note 6 for additional discussion on CT Legacy REIT.

As of both March 31, 2012 and December 31, 2011, all of our consolidated securitization vehicles’ securities were classified as held-to-maturity.

The following table allocates the book value of our consolidated securitization vehicles’ securities as of March 31, 2012 between their amortized cost basis, amounts related to mark-to-market adjustments on securities previously classified as available-for-sale, and the portion of other-than-temporary impairments not related to expected credit losses (in thousands):

	CMBS	CDOs & Other	Total Securities
Amortized cost basis	$154,227	$31,406	$185,633
Mark-to-market adjustments on securities previously classified as available-for-sale	20	—	20
Other-than-temporary impairments recognized in accumulated other comprehensive income	(12,323)	—	(12,323)

Total book value as of March 31, 2012	$141,924	$31,406	$173,330

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details overall statistics for our consolidated securitization vehicles’ securities portfolio as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Number of securities	37	52
Number of issues	27	36
Rating (1) (2)	B+	BB+
Fixed / Floating (in millions) (3)	$172 / $1	$358 / $1
Coupon (1) (4)	6.13%	6.49%
Yield (1) (4)	6.52%	7.41%
Life (years) (1) (5)	3.2	2.5

(1)	Represents a weighted average as of March 31, 2012 and December 31, 2011, respectively.
(2)	Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security.
(3)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate securities.
(4)
Coupon is based on the securities’ contractual interest rates, while yield is based on expected cash flows for each security, and considers discounts/premiums and asset non-performance. Calculations for floating rate securities are based on LIBOR of 0.24% and 0.30% as of March 31, 2012 and December 31, 2011, respectively.

(5)	Weighted average life is based on the timing and amount of future expected principal payments through the expected repayment date of each respective investment.

The table below details the ratings and vintage distribution of our consolidated securitization vehicles’ securities as of March 31, 2012 (in thousands):

	Rating as of March 31, 2012
Vintage	AAA	AA	A	BBB	BB	B	CCC and Below	Total
2006	$—	$—	$—	$—	$—	$—	$14,897	$14,897
2005	—	—	—	—	—	—	36,776	36,776
2004	—	24,771	1,329	—	—	—	—	26,100
2003	9,909	—	—	3,009	1,970	—	—	14,888
2002	—	—	—	—	6,718	—	2,327	9,045
2001	—	—	—	—	—	5,427	1,978	7,405
2000	2,892	—	—	—	19,647	—	3,987	26,526
1999	—	—	9,882	—	15,016	—	—	24,898
1998	—	3,092	8,024	—	271	—	1,408	12,795
Total	$12,801	$27,863	$19,235	$3,009	$43,622	$5,427	$61,373	$173,330

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

Other-than-temporary impairments

Quarterly, we reevaluate our consolidated securitization vehicles’ securities portfolio to determine if there has been an other-than-temporary impairment based upon expected future cash flows from each securities investment. As a result of this evaluation, under the accounting guidance discussed in Note 2, during the three months ended March 31, 2012, we determined that $160,000 of impairments previously recorded in other comprehensive income should be recognized as credit losses due to a decrease in cash flow expectation for one of our securities.

To determine the component of the gross other-than-temporary impairment related to expected credit losses, we compare the amortized cost basis of each other-than-temporarily impaired security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. Significant judgment of management is required in this analysis that includes, but is not limited to, (i) assumptions regarding the collectability of principal and interest on the underlying loans, net of related expenses, and (ii) current subordination levels at both the individual loans which serve as collateral under these securities and at the securities themselves.

The following table summarizes activity related to the other-than-temporary impairments of our consolidated securitization vehicles’ securities during the three months ended March 31, 2012 (in thousands):

	Gross Other-Than- Temporary Impairments	Credit Related Other-Than-Temporary Impairments	Non-Credit Related Other-Than-Temporary Impairments

December 31, 2011	$130,360	$114,223	$16,137

Additions due to change in expected cash flows	—	160	(160)
Amortization of other-than-temporary impairments	(5)	208	(213)
Reductions due to realized losses	(18,254)	(18,254)	—
Deconsolidation of CT Legacy Assets (1)	(25,567)	(22,126)	(3,441)
March 31, 2012	$86,534	$74,211	$12,323

(1)
As further described in Note 1, we deconsolidated CT Legacy Assets in the first quarter of 2012. As a result, these securities, some of which were other-than-temporarily impaired, are no longer included in our consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Unrealized losses and fair value of securities

Certain of our consolidated securitization vehicles’ securities are carried at values in excess of their fair values. This difference can be caused by, among other things, changes in credit spreads and interest rates. The following table shows the gross unrealized losses and fair value of securities for which the fair value is lower than their book value as of March 31, 2012 and that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		Greater Than 12 Months		Total

	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Book Value (1)

Floating Rate	$—	$—	$—	$—	$—	$—	$—

Fixed Rate	25.7	(11.6)	89.0	(9.3)	114.7	(20.9)	135.6

Total	$25.7	($11.6)	$89.0	($9.3)	$114.7	($20.9)	$135.6

(1)
Excludes, as of March 31, 2012, $37.7 million of securities which were carried at or below fair value and securities against which an other-than-temporary impairment equal to the entire book value was recognized in earnings.

As of March 31, 2012, 22 of our consolidated securitization vehicles' securities with an aggregate book value of $135.6 million were carried at values in excess of their fair values. Fair value for these securities was $114.7 million as of March 31, 2012. In total, as of March 31, 2012, our consolidated securitization vehicles had 37 investments in securities with an aggregate book value of $173.3 million that have an estimated fair value of $165.7 million, including 32 investments in CMBS with an estimated fair value of $145.1 million and five investments in CDOs and other securities with an estimated fair value of $20.6 million.

The following table shows the gross unrealized losses and fair value of our consolidated securitization vehicles’ securities for which the fair value is lower than our book value as of December 31, 2011 and that are not deemed to be other-than-temporarily impaired (in millions):

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

We determine fair values using third party dealer assessments of value, and our own internal financial model-based estimations of fair value. See Note 12 for further discussion of fair value. We regularly examine our consolidated securitization vehicles’ securities portfolio and have determined that, despite these differences between book value and fair value, our expectations of future cash flows have only changed adversely for 13 of our consolidated securitization vehicles’ securities, against which we have recognized other-than-temporary-impairments. See Note 6A for additional discussion of fair value estimations.

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

These securities were acquired through investment, and do not represent a securitization or other transfer of our assets. We are not named as special servicer for these investments.

We are not obligated to provide, nor have we provided, any financial support to these entities. As these securities are financed by our non-recourse CT CDOs, our exposure to loss is therefore limited to our interests in these consolidated entities. The notional amount of the subordinate debt and equity interests we retained in our CT CDOs is $162.0 million. After giving effect to certain transfers of these interests, provisions for loan losses and other-than-temporary impairments recorded as of March 31, 2012, we have no remaining net exposure to loss from these entities.

B. Loans Receivable, Net – Consolidated Securitization Vehicles
Activity relating to our consolidated securitization vehicles’ loans receivable for the three months ended March 31, 2012 was as follows (in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value (1)

December 31, 2011	$814,572	($201,974)	$612,598

Satisfactions (2)	(33,000)	—	(33,000)
Principal paydowns	(1,496)	—	(1,496)
Discount/premium amortization & other	77	—	77
Recovery of provision for loan losses	—	9	9
Deconsolidation of CT Legacy Assets (3)	(435,744)	99,394	(336,350)

March 31, 2012	$344,409	($102,571)	$241,838

(1)	Includes loans with a total principal balance of $345.5 million and $815.7 million as of March 31, 2012 and December 31, 2011, respectively.
(2)	Includes final maturities and full repayments.
(3)	As further described in Note 1, we deconsolidated CT Legacy Assets in the first quarter of 2012. As a result, these loans are no longer included in our consolidated financial statements

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details overall statistics for our consolidated securitization vehicles’ loans receivable portfolio as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Number of investments	19	71
Fixed / Floating (in millions) (1)	$44 / $198	$280 / $333
Coupon (2) (3)	4.45%	5.11%
Yield (2) (3)	4.89%	5.72%
Maturity (years) (2) (4)	3.2	3.6

(1)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate loans.
(2)	Represents a weighted average as of March 31, 2012 and December 31, 2011, respectively.
(3)	Calculations for floating rate loans are based on LIBOR of 0.24% and 0.30% as of March 31, 2012 and December 31, 2011, respectively.
(4)
For loans in CT CDOs, assumes all extension options are executed. For loans in other consolidated securitization vehicles, maturity is based on information provided by the trustees of each respective entity.

The tables below detail the types of loans in our consolidated securitization vehicles’ loan portfolio, as well as the property type and geographic distribution of the properties securing these loans, as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012		December 31, 2011
Asset Type	Book Value	Percentage	Book Value	Percentage
Subordinate interests in mortgages	$152,290	63%	$241,323	36%
Senior mortgages	69,469	29	225,773	39
Mezzanine loans	20,079	8	152,934	25
Total	$241,838	100%	$620,030	100%

Property Type	Book Value	Percentage	Book Value	Percentage
Office	$186,586	77%	$317,940	51%
Hotel	48,653	20	174,419	28
Retail	—	—	72,701	12
Healthcare	—	—	18,837	3
Other	6,599	3	36,133	6
Total	$241,838	100%	$620,030	100%

Geographic Location	Book Value	Percentage	Book Value	Percentage
Northeast	$99,027	41%	$199,361	32%
West	78,672	33	152,774	25
Southeast	34,833	14	124,456	20
Southwest	27,434	11	57,046	9
Midwest	1,872	1	24,957	4
Diversified	—	—	61,436	10
Total	$241,838	100%	$620,030	100%

Unallocated loan loss provision (1)	—		(7,432)

Net book value	$241,838		$612,598

(1)	We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. This general provision is not specifically allocable to any loan asset type, collateral property type, or geographic location, but rather to an overall pool of loans. See Note 2 for additional details.

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

The following table allocates the net book value and principal balance of our consolidated securitization vehicles’ loans receivable based on our internal risk ratings as of March 31, 2012 and December 31, 2011 (in thousands):

	Loans Receivable as of March 31, 2012			Loans Receivable as of December 31, 2011
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	8	$207,895	$207,539	22	$416,032	$415,661
4 - 5	1	13,700	13,599	3	44,057	43,945
6 - 8	10	123,908	20,700	17	271,988	76,784
N/A	—	—	—	29	83,639	83,640

Total	19	$345,503	$241,838	71	$815,716	$620,030

Unallocated loan loss provision:			—			(7,432)

Net book value			$241,838			$612,598

(1)	We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional information.

In making this risk assessment, one of the primary factors we consider is how senior or junior each loan is relative to other debt obligations of the borrower. The following tables further allocate our consolidated securitization vehicles’ loans receivable by both loan type and our internal risk ratings as of March 31, 2012 and December 31, 2011 (in thousands):

	Senior Mortgage Loans
	as of March 31, 2012			as of December 31, 2011
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	2	$67,860	$67,860	10	$117,452	$117,452
4 - 5	—	—	—	1	12,551	12,551
6 - 8	1	1,609	1,609	4	43,988	27,680
N/A	—	—	—	29	83,639	83,640

Total	3	$69,469	$69,469	44	$257,630	$241,323

(1)	We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional details.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

	Subordinate Interests in Mortgages
	as of March 31, 2012			as of December 31, 2011
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	5	$119,843	$119,600	8	$175,560	$175,314
4 - 5	1	13,700	13,599	2	31,506	31,394
6 - 8	9	122,299	19,091	9	122,306	19,065
N/A	—	—	—	—	—	—

Total	15	$255,842	$152,290	19	$329,372	$225,773

(1)	We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional details.

	Mezzanine & Other Loans
	as of March 31, 2012			as of December 31, 2011
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	1	$20,192	$20,079	4	$123,020	$122,895
4 - 5	—	—	—	—	—	—
6 - 8	—	—	—	4	105,694	30,039
N/A	—	—	—	—	—	—

Total	1	$20,192	$20,079	8	$228,714	$152,934

(1)	We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional details.

Loan impairments

The following table describes our consolidated securitization vehicles’ impaired loans as of March 31, 2012, including impaired loans that are current in their interest payments and those that are delinquent on contractual payments (in thousands):

	March 31, 2012
Impaired Loans	No. of Loans	Gross Book Value	Provision for Loan Loss	Net Book Value
Performing loans	2	$45,062	($45,062)	$—
Non-performing loans	6	62,931	(57,510)	5,421

Total impaired loans	8	$107,993	($102,572)	$5,421

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details the allocation of our consolidated securitization vehicles’ provision for loan losses as of March 31, 2012 (in thousands):

	March 31, 2012
Impaired Loans	Principal Balance	Provision for Loan Loss	Loss Severity
Subordinate interests in mortgages	$108,599	$102,572	94%
Total/Weighted Average	$108,599	$102,572	94%

Generally, we have recorded provisions for loan loss against all loans which are in maturity default, or otherwise have past-due principal payments. As of March 31, 2012, our consolidated securitization vehicles had two loans with an aggregate net book value of $40.6 million which were in maturity default but had no provision recorded. We expect to collect all principal and interest due under these loans upon their resolution.

The following table details our consolidated securitization vehicles’ average balance of impaired loans by loan type, and the income recorded on such loans subsequent to their impairment during the three months ended March 31, 2012 (in thousands):

Income on Impaired Loans for the Three Months ended March 31, 2012
Asset Type	Average Net Book Value	Income Recorded (1)
Senior Mortgage Loans	$8,464	$168
Subordinate Interests in Mortgages	5,419	369
Mezzanine & Other Loans	10,269	210
Total	$24,152	$747

(1)	Substantially all of the income recorded on impaired loans during the period was received in cash.

Nonaccrual loans

In accordance with our revenue recognition policies discussed in Note 2, we do not accrue interest on loans which are 90 days past due or, in the opinion of management, are otherwise uncollectable. Accordingly, we do not have any material interest receivable accrued on nonperforming loans as of March 31, 2012.

The following table details our consolidated securitization vehicles’ loans receivable which are on nonaccrual status as of March 31, 2012 (in thousands):

Non-Accrual Loans Receivable as of March 31, 2012
Asset Type	Principal Balance	Net Book Value
Subordinate Interests in Mortgages	$78,599	$5,419
Total	$78,599	$5,419

Loan modifications

During the three months ended March 31, 2012, there were no modifications of loans in consolidated securitization vehicles that were considered troubled debt restructurings, as defined under GAAP. A troubled debt restructuring is generally any modification of a loan to a borrower that is experiencing financial difficulties, where a lender agrees to terms that are more favorable to the borrower than is otherwise available in the current market.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

C. Real Estate Held-for-Sale – Consolidated Securitization Vehicles

Activity relating to our consolidated securitization vehicles’ real estate held-for-sale for the three months ended March 31, 2012 was as follows (in thousands):

	Gross Book Value	Other-Than-Temporary Impairment	Net Book Value

December 31, 2011	$24,960	($14,618)	$10,342

Deconsolidation of CT Legacy Assets (1)	(24,960)	14,618	(10,342)

March 31, 2012	$—	$—	$—

(1)	As further described in Note 1 above, we deconsolidated CT Legacy Assets in the first quarter of 2012. As a result, the real estate held-for-sale is no longer included in our consolidated financial statements.

D. Debt Obligations – Consolidated Securitization Vehicles

As of March 31, 2012 and December 31, 2011, our consolidated securitization vehicles had $525.6 million and $1.2 billion of total non-recourse securitized debt obligations outstanding, respectively. The balances of each entity’s outstanding securitized debt obligations, their respective coupons and all-in effective costs, including the amortization of fees and expenses, were as follows (in thousands):

	March 31, 2012		December 31, 2011	March 31, 2012
Non-Recourse Securitized Debt Obligations	Principal Balance	Book Value	Book Value	Coupon(1)	All-In Cost(1)		Maturity Date(2)
CT CDOs
CT CDO I	$95,467	$95,467	$121,409	1.26%	1.26%		July 2039
CT CDO II	160,524	160,524	199,751	0.93%	1.32%		March 2050
CT CDO III	—	—	199,553	N/A	N/A		N/A
CT CDO IV (3)	219,054	219,054	221,540	1.03%	1.18%		October 2043
Total CT CDOs	475,045	475,045	742,253	1.04%	1.24%		January 2045

Other securitization vehicles
GSMS 2006-FL8A	50,552	50,552	50,552	1.09%	1.09%		June 2020
GMACC 1997-C1	—	—	83,672	N/A	N/A		N/A
GECMC 00-1 H	—	—	24,847	N/A	N/A		N/A
MSC 2007-XLCA	—	—	310,083	N/A	N/A		N/A
JPMCC 2004-FL1A	—	—	—	N/A	N/A		N/A
Total other securitization vehicles	50,552	50,552	469,154	1.09%	1.09%		June 2020

Total/Weighted Average	$525,597	$525,597	$1,211,407	1.05%	1.23%	(4)	September 2042

(1)	Represents a weighted average for each respective facility, assuming LIBOR of 0.24% at March 31, 2012 for floating rate debt obligations.
(2)
Maturity dates represent the contractual maturity of each securitization trust. Repayment of securitized debt is a function of collateral cash flows which are disbursed in accordance with the contractual provisions of each trust, and is generally expected to occur prior to the maturity date above.

(3)	Comprised, at March 31, 2012, of $205.5 million of floating rate notes sold and $13.5 million of fixed rate notes sold.
(4)
Including the impact of interest rate hedges with an aggregate notional balance of $286.6 million as of March 31, 2012, the effective all-in cost of our consolidated securitization vehicles’ debt obligations would be 4.12% per annum.

As discussed above in the introduction to this Note 7, our consolidated securitization vehicles generally include two categories of entities: (i) collateralized debt obligations sponsored and issued by us, which we refer to as CT CDOs and (ii) other consolidated securitization vehicles which were not issued or sponsored by us.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

CT CDOs

As of March 31, 2012, our consolidated CT CDOs included three separate issuances with a total face value of $475.0 million. As of March 31, 2012, loans receivable and securities with a book balance of $175.2 million and $173.3 million, respectively, were financed by our three consolidated CT CDOs. As of December 31, 2011, loans receivable and securities with a book balance of $208.3 million and $359.0 million, respectively, were financed by our four consolidated CT CDOs, one of which was deconsolidated as of February 10, 2012.

CT CDO I and CT CDO II each have interest coverage and overcollateralization tests, which, when breached, provide for hyper-amortization of the senior notes sold by a redirection of cash flow that would otherwise have been paid to the subordinate classes, some of which are owned by us. Furthermore, all three of our consolidated CT CDOs provide for the re-classification of interest proceeds from impaired collateral as principal proceeds, which also serve to hyper-amortize the senior notes sold.

During 2009, we were informed by our CDO trustee of impairments due to rating agency downgrades of certain of the securities which serve as collateral in all of our CT CDOs. These impairments, combined with the non-performance of certain loan collateral, resulted in breaches of interest coverage and overcollateralization tests at CT CDO I and CT CDO II, as well as the reclassification of interest proceeds from the impaired collateral as principal proceeds in all three of our consolidated CT CDOs. Other than collateral management fees, we currently do not receive any cash payments from these consolidated CDOs.

Further, due to the hyper-amortization of senior notes, certain subordinate classes are accruing unpaid interest, resulting in an increased liability to these classes. As senior notes which carry a lower rate of interest continue to hyper-amortize, and certain subordinate notes continue to accrue deferred interest, the weighted-average cost of debt for our consolidated CT CDOs has and will continue to increase.

In March 2012, the trustee for CT CDO II informed us of an event of default resulting from a failure of CT CDO II to pay the full amount of interest due to its Class B Notes, which failure resulted from a shortage of funds available to the CDO for such payments. We are not obligated to, nor have we, provided any financial support to CT CDO II to rectify this event of default.

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

The maximum potential amount of future payment we may be required to make to repurchase assets is $841.2 million, the current face amount of all loans and securities in our four CT CDOs. In certain cases, we may be able to reduce the impact of any such purchase obligation through recoveries from the exercise of remedies against the institution from which we acquired the asset and received substantially the same representations and warranties. This potential recoverable amount is not currently estimable and would depend on the nature of the representation and warranty breached and the circumstances under which each asset was transferred to the CT CDO. Since inception, we have not been required to repurchase any assets nor have we received any notice of assertion of a potential breach of any representation or warranty. Any payment required to repurchase a loan or security could materially impact our liquidity.

Other Consolidated Securitization Vehicles

In addition to the CT CDOs sponsored by us, which are discussed above, we also consolidate other securitization vehicles which were not sponsored or issued by us. The debt obligations of these entities are separately presented on our consolidated balance sheet along with the CT CDOs issued by us, as they are also securitized, non-recourse obligations. These obligations will generally be satisfied with the repayment of assets in each such entity’s collateral pool, or will be discharged when losses are realized.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

As of March 31, 2012, loans receivable with an aggregate book value of $66.6 million serve as collateral for the securities issued by these two other consolidated securitization vehicles. As of December 31, 2011, loans receivable with an aggregate book value of $404.3 million serve as collateral for the securities issued by these five other consolidated securitization vehicles, three of which was deconsolidated as of February 10, 2012.

E. Derivative Financial Instruments – Consolidated Securitization Vehicles

The following table summarizes the notional amounts and fair values of our consolidated securitization vehicles’ interest rate swaps as of March 31, 2012 and December 31, 2011 (in thousands). The notional amount provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk.

Counterparty	March 31, 2012 Notional Amount	Interest Rate (1)	Maturity	March 31, 2012 Fair Value	December 31, 2011 Fair Value
Swiss RE Financial	$235,401	5.10%	2015	($19,108)	($20,540)
Bank of America	35,570	4.58%	2014	(2,073)	(2,368)
Bank of America	10,535	5.05%	2016	(1,418)	(1,461)
Bank of America	5,104	4.12%	2016	(558)	(573)
Total/Weighted Average	$286,610	5.01%	2015	($23,157)	($24,942)

(1)	Represents the gross fixed interest rate we pay to our counterparties under these derivative instruments. We receive an amount of interest indexed to one-month LIBOR on all of our interest rate swaps.

As of both March 31, 2012 and December 31, 2011, all of the derivative financial instruments of our consolidated securitization vehicles were classified as cash flow hedges, and recorded at fair value as interest rate hedge liabilities on our consolidated balance sheet.

The table below shows amounts recorded to other comprehensive income and amounts recorded to interest expense from other comprehensive income for the three months ended March 31, 2012 and 2011 (in thousands):

	Amount of net loss recognized		Amount of loss reclassified from OCI
	in OCI for the three months ended (1)		to income for the three months ended (2)

Hedge	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Interest rate swaps	($1,785)	$3,612	($3,490)	($3,959)

(1)	Represents the amount of unrealized gains and losses recorded to other comprehensive income during the period, net of the amount reclassified to interest expense.
(2)	Represents net amounts paid to swap counterparties during the period, which are included in interest expense, offset by an immaterial amount of non-cash swap amortization.

All of our consolidated securitization vehicles’ interest rate swaps were classified as highly effective for all of the periods presented. Over the next twelve months, as we make payments under our hedge agreements, we expect approximately $11.9 million to be reclassified from other comprehensive income to interest expense. This amount is generally equal to the present value of expected payments under the respective derivative contracts.

As of March 31, 2012, our consolidated securitization vehicles have not posted any assets as collateral under derivative agreements.

Note 8. Shareholders’ Equity

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

Common Stock
Shares of class A common stock are entitled to vote on all matters presented to a vote of shareholders, except as provided by law or subject to the voting rights of any outstanding preferred stock. Holders of record of shares of class A common stock on the record date fixed by our board of directors are entitled to receive such dividends as may be declared by the board of directors subject to the rights of the holders of any outstanding preferred stock. A total of 22,886,056 shares of class A common stock and stock units were issued and outstanding as of March 31, 2012.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

We did not repurchase any of our class A common stock during the three months ended March 31, 2012, other than the 1,549 shares we acquired pursuant to elections by incentive plan participants to satisfy tax withholding obligations through the surrender of shares equal in value to the amount of the withholding obligation incurred upon the vesting of restricted stock.

Preferred Stock
We have not issued any shares of preferred stock since we repurchased all of the previously issued and outstanding preferred stock in 2001.

Warrants
In conjunction with the March 2009 restructuring of our legacy repurchase obligations, we issued to our former repurchase lenders warrants to purchase an aggregate 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share. The warrants became exercisable on March 16, 2012, will expire on March 16, 2019, and may be exercised in a cashless manner at the option of the warrant holders. The fair value assigned to these warrants, totaling $940,000, has been recorded as an increase to additional paid-in capital, and was amortized into interest expense over the term of the related debt obligations. The warrants were valued using the Black-Scholes valuation method.

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

No dividends were declared during the three months ended March 31, 2012 or 2011.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Accumulated Other Comprehensive Loss
The following table details the primary components of accumulated other comprehensive loss as of March 31, 2012, and significant activity for the three months ended March 31, 2012 (in thousands):

Accumulated Other Comprehensive Loss	Mark-to-Market on Interest Rate Hedges	Deferred Gains on Settled Hedges	Other-than-Temporary Impairments	Unrealized Gains on Securities	Total

Total as of December 31, 2011	($27,423)	$56	($16,578)	$3,361	($40,584)

Unrealized gain on derivative financial instruments	2,267	—	—	—	2,267
Ineffective portion of cash flow hedges (1)	1,998	—	—	—	1,998
Amortization of net unrealized gains on securities	—	—	—	(756)	(756)
Amortization of net deferred gains on settlement of swaps	—	(56)	—	—	(56)
Other-than-temporary impairments of securities (2)	—	—	377	—	377
Deconsolidation of CT Legacy Assets (3)	—	—	3,879	(2,586)	1,293

Total as of March 31, 2012	($23,158)	$—	($12,322)	$19	($35,461)

Allocation to non-controlling interest (3)					—

Accumulated other comprehensive loss as of March 31, 2012					($35,461)

(1)
As a result of the deconsolidation of CT Legacy Assets in the first quarter of 2012, the balance of accumlated other comprehensive income related to cash flow hedges of CT Legacy Assets was reclassified to interest expense.

(2)	Represents other-than-temporary impairments of securities in excess of credit losses, including amortization of prior other-than-temporary impairments of $217,000.
(3)
As further described in Note 1 above, we deconsolidated CT Legacy Assets in the first quarter of 2012. As a result, the balances of accumulated other comprehensive income related to CT Legacy Assets, including those allocable to noncontrolling interests are not longer included in our consolidated financial statements.

Noncontrolling Interests
The noncontrolling interests included on our consolidated balance sheet represent the equity interests in CT Legacy REIT which are not owned by us, as described in Note 6. CT Legacy REIT’s outstanding common stock includes class A-1 common stock, class A-2 common stock, and subordinate class B common stock. A portion of CT Legacy REIT’s consolidated equity and results of operations are allocated to these noncontrolling interests based on their pro-rata ownership of CT Legacy REIT.

The following table describes activity relating to noncontrolling interests for the three months ended March 31, 2012 (in thousands):

Noncontrolling Interests

December 31, 2011	($18,515)

Net income attributable to noncontrolling interests	74,069
Other comprehensive income attributable to noncontrolling interests	10

March 31, 2012	$55,564

As of December 31, 2011, the noncontrolling interests recorded on our consolidated balance sheet was a deficit, which reflected the consolidated book value of CT Legacy REIT, including certain securitization vehicles in which losses had been recorded in excess of CT Legacy REIT’s net investment. As a result of our deconsolidation of CT Legacy Assets during the first quarter of 2012, the impact of these excess losses has been reversed, resulting in a positive allocation to noncontrolling interests as of March 31, 2012.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Earnings Per Share
The following table sets forth the calculation of Basic and Diluted earnings per share, or EPS, based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the three months ended March 31, 2012 (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2012
	Net	Wtd. Avg.	Per Share
	Income	Shares	Amount
Basic EPS:
Net income allocable to common stock	$66,553	22,837,413	$2.91
Effect of Dilutive Securities:
Warrants & Options outstanding for the purchase of common stock	—	1,464,053
Diluted EPS:
Net income per share of common stock and assumed conversions	$66,553	24,301,465	$2.74

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

Note 9. General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2012 and 2011 consisted of the following (in thousands):

	Three Months Ended March 31,
General and Administrative Expenses	2012	2011
Personnel costs	$2,727	$2,479
Restructuring awards	—	2,750
Professional services	1,064	1,385
Operating and other costs	615	606
Subtotal	4,406	7,220

Non-cash personnel costs
Management incentive awards plan - CT Legacy REIT	(282)	2,579
Employee stock-based compensation	129	223
Subtotal	(153)	2,802

Expenses of consolidated securitization vehicles	59	258
Total	$4,312	$10,280

Management Incentive Awards Plan

Upon completion of our March 2011 restructuring, we granted senior level employees incentive awards issued under our long term incentive plan that participate in amounts earned from our retained equity interest in CT Legacy REIT. The awards provide payments to certain senior level employees equal to as much as 6.75% of the dividends paid (subject to certain caps) to the common equity holders of CT Legacy REIT’s obligations, when and if distributed to us as dividends. See Note 11 for further discussion.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 10. Income Taxes

Capital Trust, Inc. has made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal, state, and local income taxes except for the operations of our taxable REIT subsidiary, CTIMCO. The primary benefit from this election is that we are able to deduct dividends paid to our shareholders from the calculation of taxable income, effectively eliminating corporate taxes on the operations of the REIT. In order to qualify as a REIT, our activities must focus on real estate investments and we must meet certain asset, income, ownership and distribution requirements. These qualifications have become more difficult to meet in light of the transfer of our legacy portfolio to CT Legacy REIT in conjunction with our March 2011 restructuring, and the lack of new, replacement investment activity. If we fail to maintain our qualification as a REIT, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates. As of March 31, 2012 and December 31, 2011, Capital Trust, Inc. was in compliance with all REIT requirements.

In addition, Capital Trust, Inc. includes in its taxable income the income generated by investments in our CT CDOs. Due to the redirection provisions of our consolidated CT CDOs, which reallocate principal proceeds and interest otherwise distributable to us to repay senior noteholders, assets financed through our CT CDOs may generate current taxable income without a corresponding cash distribution to us. See Note 7 for further discussion of these redirection provisions.

As of December 31, 2011, Capital Trust, Inc. had net operating losses, or NOLs, of approximately $163.1 million and net capital losses, or NCLs, of approximately $120.8 million available to be carried forward and utilized in current or future periods. The utilization of NOLs to offset our taxable income or distribution requirements will require us to pay alternative minimum taxes.

Deferred income taxes recorded on our consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used in the computation of our current income tax obligations.

Note 11. Employee Benefit and Incentive Plans

Stock-Based Incentive Plans

We had stock-based incentive awards outstanding under three benefit plans as of March 31, 2012: (i) our amended and restated 1997 non-employee director stock plan, or 1997 Director Plan, (ii) our 2007 long term incentive plan, or 2007 Plan, and (iii) our 2011 long term incentive plan, or 2011 Plan. The 1997 Director Plan and the 2007 Plan expired in 2007 and 2011, respectively and no new awards may be issued under them. In March 2011, in addition to the 300,000 shares awarded to our three named executive officers, our board’s compensation committee authorized our chief executive officer to grant 100,000 shares under the 2007 Plan to other officers and employees designated by him. These 100,000 shares were awarded to employees in January 2012.

Under the 2011 Plan, a maximum of 1.0 million shares of class A common stock may be issued. Shares canceled under previous plans are available to be reissued under the 2011 Plan. As of March 31, 2012, there were 926,000 shares available under the 2011 Plan.

Under these plans, our employees are issued shares of our restricted class A common stock. We record grant date fair value of these shares as an expense over their vesting period. A portion of these shares vest pro-rata over a three-year service period, with the remainder contingently vesting after a four-year period based on the returns we have achieved.

As of March 31, 2012, unvested share-based compensation consisted of 276,536 shares of restricted class A common stock with an unamortized value of $465,000. Subject to vesting conditions and the continued employment of certain employees, these costs will be recognized as compensation expense over the next three years.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Activity under these three plans for the three months ended March 31, 2012 is summarized in the table below in share and share equivalents:

Benefit Type (1)	1997 Director Plan	2007 Plan	2011 Plan	Total
Restricted Class A Common Stock (2)
Beginning balance	—	244,424	—	244,424
Granted	—	100,000	—	100,000
Vested, deferred or forfeited	—	(67,888)	—	(67,888)
Ending balance (3)	—	276,536	—	276,536

Stock Units (4)
Beginning balance	68,544	438,260	55,531	562,335
Granted and deferred	—	60,000	18,204	78,204
Ending balance	68,544	498,260	73,735	640,539

Total outstanding	68,544	774,796	73,735	917,075

(1)	No stock options are outstanding in any of our plans.
(2)
Comprised of both performance based awards that vest upon the attainment of certain common equity return thresholds and time based awards that vest based upon an employee’s continued employment on pre-established vesting dates.

(3)	Approximately 265,000 of these shares vest over a three-year service period and the remainder contingently vest over a four-year period based upon returns we have achieved.
(4)
Stock units are granted to certain members of our board of directors in lieu of cash compensation for services and in lieu of dividends earned on previously granted stock units. In addition, certain of our employees have elected to defer the vesting of their restricted shares.

A summary of the unvested restricted class A common stock as of and for the three months ended March 31, 2012 was as follows:

	Restricted Class A Common Stock
	Shares	Grant Date Fair Value
Unvested at December 31, 2011	244,424	$2.65
Granted	100,000	2.67
Vested, deferred or forfeited	(67,888)	3.84
Unvested at March 31, 2012	276,536	$2.47

A summary of the unvested restricted class A common stock as of and for the three months ended March 31, 2011 was as follows:

	Restricted Class A Common Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2011	32,785	$5.67
Granted	300,000	2.29
Vested	(88,361)	2.62
Unvested at March 31, 2011	244,424	$2.65

The total grant date fair value of restricted shares that vested during the three months ended March 31, 2012 and 2011 was $150,000 and $231,000, respectively.

Incentive Management Fee Grants

In addition to the equity interests detailed above, we may grant percentage interests in the incentive compensation received by us from certain of our investment management vehicles. In January 2011, we created a pool for employees equal to 45% of the CTOPI incentive management fee received by us. As of March 31, 2012, we had granted 92.5% of the pool to our employees and the remainder remains unallocated. Approximately 90% of these grants have the following employment-based vesting schedule: (i) one-third vests on the date of grant, (ii) one-third vests upon the expiration of the investment period of CTOPI, currently September 2012, and (iii) the remainder vests upon our receipt of incentive management fees from CTOPI.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

CT Legacy REIT Management Incentive Awards Plan

In conjunction with our March 2011 restructuring, we created an employee pool for up to 6.75% of the dividends paid to the common equity holders of CT Legacy REIT (subject to certain caps and priority distributions). As of March 31, 2012, 83.5% of the pool was granted to our employees and the remainder remains unallocated. Approximately 90% of these grants have the following employment-based vesting schedule: (i) 25% vests on the date of grant, (ii) 25% vests in March 2013, (iii) 25% vests in March 2014, and (iv) the remainder vests upon our receipt of dividends from CT Legacy REIT. The remaining 10% of these grants vest upon our receipt of dividends from CT Legacy REIT.

Note 12. Fair Values

Assets and Liabilities Recorded at Fair Value
Certain of our assets and liabilities are measured at fair value either (i) on a recurring basis, as of each quarter-end, or (ii) on a nonrecurring basis, as a result of impairment or other events. Generally, loans held-for-sale, real estate held-for-sale, the investment in CT Legacy Assets, and interest rate swaps are measured at fair value on a recurring basis, while impaired loans and securities are measured at fair value on a nonrecurring basis. These fair values are determined using a variety of inputs and methodologies, which are detailed below.

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

The following table summarizes our assets and liabilities, including those of CT Legacy REIT and our consolidated securitization vehicles, which are recorded at fair value as of March 31, 2012 (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Other	Significant
	Total	in Active	Observable	Unobservable
	Fair Value at	Markets	Inputs	Inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:

Investment in CT Legacy Assets	$91,800	$—	$—	$91,800

Securitization vehicles' interest rate hedge liabilities	($23,157)	$—	($23,157)	$—

Measured on a nonrecurring basis:

Securitization vehicles' impaired loans receivable (1) :
Subordinate interests in mortgages	$5,419	$—	$—	$5,419

(1)	Loans receivable against which we have recorded a provision for loan losses as of March 31, 2012.

The following table reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs (in thousands):

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

	Loans	Real Estate	Investment in
	Held-for-Sale	Held-for-Sale	CT Legacy Assets
December 31, 2011	$30,875	$10,342	$—
Deconsolidation of CT Legacy Assets	(30,875)	(10,342)	87,846

Adjustments to fair value included in earnings:
Fair value adjustment on investment in CT Legacy Assets	—	—	3,954
March 31, 2012	$—	$—	$91,800

The fair values of each type of asset recorded at fair value using Level 3 inputs are determined by an internal committee comprised of senior management including our chief executive officer, chief financial officer and our chief credit officer and head of asset management. The following methods and assumptions were used to estimate the fair value of each type of asset and liability which was recorded at fair value as of March 31, 2012:

Investment in CT Legacy Assets: We have elected the fair value option of accounting for CT Legacy REIT’s investment in CT Legacy Assets, pursuant to which we record this investment at fair value rather than at our historical cost investment amount. We made this election due to our determination that the fair value of the investment in CT Legacy Assets, as a net liquidating portfolio of assets subject to a non-recourse repurchase facility, is more meaningful and indicative of our interests in CT Legacy Assets than equity method accounting. Consequently, we arrive at the fair value of our Investment in CT Legacy Assets by discounting expected cash flows after the repayment of the repurchase facility. To determine the expected cash flows of CT Legacy Assets, management estimates the timing and recovery amount for each of its assets, and then applies the proceeds to first satisfy the repurchase facility. The remaining cash flows are discounted to their present value to arrive at the fair value of CT Legacy Assets. The key assumptions for significant unobservable inputs are: (i) a discount rate of 20%, and (ii) loss severities ranging from 0% to 100% against the underlying assets. A change in the discount rate used by 100 basis points would change the fair value of CT Legacy REIT’s investment in CT Legacy Assets by approximately $2.6 million.

Interest rate hedge liabilities: Interest rate hedges are valued using advice from a third party derivative specialist, based on a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs such as credit valuation adjustments due to the risk of non-performance by both us and our counterparties. See Note 7 for additional details on our interest rate hedges. We have made an accounting policy decision to utilize the so-called “portfolio exception” under ASC paragraph 820-10-35-18D, and have valued our interest rate hedge liabilities, as applicable, on a net basis.

Impaired securities held-to-maturity: Securities which are other-than-temporarily impaired are generally valued by a combination of (i) obtaining assessments from third-party dealers and, (ii) in cases where such assessments are unavailable or, in the opinion of management, deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates. In the case of internal models, expected cash flows of each security are based on management’s assumptions regarding the collection of principal and interest on the underlying loans and securities. Previously impaired securities have been subsequently adjusted for amortization, and are therefore no longer reported at fair value as of March 31, 2012. We did not impair any securities during the three months ended March 31, 2012, however we determined that $160,000 of impairments previously recorded in other comprehensive income should be recognized as credit losses due to a decrease in cash flow expectation for one of our securities. Accordingly, there are no securities recorded at fair value as of March 31, 2012.

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

Additional details of our consolidated securitization vehicles’ loans which were recorded at fair value as of March 31, 2012 are described below:

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Subordinate interests in mortgages: Eight of our consolidated securitization vehicles’ subordinate interests in mortgage loans with an aggregate principal balance of $108.6 million are reported at fair value as of March 31, 2012, including three hotel loans ($60.7 million), two office loans ($27.8 million), one multifamily loan ($5.5 million), one retail loan ($4.4 million) and one mixed-use/other loan ($10.2 million). The loans have a weighted average maturity of November 2011 and a weighted average coupon of 3.2% per annum as of March 31, 2012.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table lists the range of key assumptions used for arriving at the fair value of each of these types of loans.

	Assumption Ranges for Significant Unobservable Inputs (Level 3)
Collateral Type	Capitalization Rate	Occupancy	Loss Severity (1)
Office	N/A	N/A	50% - 100%
Multifamily	8%	79%	N/A
Hotel	9% - 15%	75% - 83%	N/A
Retail	10%	90%	N/A
Mixed Use / Other	N/A	N/A	79%

(1)	In certain cases a loss severity based on inputs from third parties including appraisals on, and bids for, underlying collateral were utilized to compute the fair value of the impaired loans.

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

The following table details the carrying amount, face amount, and approximate fair value of the financial instruments described above (in thousands). All fair value estimates are measured using significant unobservable inputs, or Level 3 inputs as further described above.

Fair Value of Financial Instruments
	March 31, 2012			December 31, 2011
	Carrying Amount	Face Amount	Fair Value	Carrying Amount	Face Amount	Fair Value
Financial assets:
Cash and cash equivalents	$37,198	$37,198	$37,198	$34,818	$34,818	$34,818
Loans receivable, net	17,230	17,230	15,507	19,282	19,282	17,354

CT Legacy REIT
Restricted cash	12,512	12,512	12,512	12,985	12,985	12,985
Securities held-to-maturity	N/A	N/A	N/A	2,602	29,251	1,638
Loans receivable, net	N/A	N/A	N/A	206,514	435,973	180,439
Investment in CT Legacy Asset	91,800	N/A	91,800	N/A	N/A	N/A

Securitization Vehicles
Securities held-to-maturity	173,330	263,474	165,653	358,972	490,940	350,180
Loans receivable, net	241,838	345,503	220,466	612,598	815,716	570,936

Financial liabilities:
Secured notes	8,010	8,010	6,763	7,847	7,847	6,436
Participations sold	17,230	17,230	15,507	19,282	19,282	17,354

CT Legacy REIT
Repurchase obligations	N/A	N/A	N/A	58,464	58,464	54,556
Mezzanine loan	N/A	N/A	N/A	55,111	55,111	71,475
Participations sold	N/A	N/A	N/A	97,465	97,465	—

Securitization Vehicles
Securitized debt obligations	525,597	525,597	307,041	1,211,407	1,210,992	767,619

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

Repurchase obligations: These facilities were recorded at their total face balance and not at fair value. The fair value was estimated based on the rate at which a similar credit facility would be priced today.

Mezzanine loan: This instrument was recorded at its amortized cost and not at fair value. The fair value was estimated based on the rate at which a similar credit facility would be priced today.

Securitized debt obligations: These obligations are recorded at the face value of outstanding obligations to third parties and not at fair value. The fair values presented above have been estimated by obtaining assessments from third party dealers.

Note 13. Supplemental Disclosures for Consolidated Statements of Cash Flows

As described in Note 2, following the deconsolidation described in Note 1, our financial statements include five consolidated securitization vehicles. The consolidation of these entities has materially impacted our statement of cash flows, primarily the amounts reported as principal collections of loans and repayments of securitized debt obligations. Notwithstanding the gross presentation on our consolidated statement of cash flows, the consolidation of these entities has no impact on our net cash flow.

Interest paid on our outstanding debt obligations during the three months ended March 31, 2012 and 2011 was $12.3 million and $27.4 million, respectively. This includes interest paid by consolidated variable interest entities. The difference between interest expense on our consolidated statement of operations and interest paid is primarily due to non-cash interest expense recorded on amortization of discount of the Five Mile mezzanine loan, interest rate swaps, loan participations sold and deferred interest on various debt obligations.

Net taxes received by us during the three months ended March 31, 2012 were $1.2 million. Net taxes paid by us during the three months ended March 31, 2011 were $410,000. The taxes received in 2012 relate primarily to an income tax refund of Capital Trust, Inc.’s alternative minimum taxes paid in 2011.

Significant non-cash investing and financing activities, which are not presented on our consolidated statements of cash flows, include the repayments of our loan participations sold assets and liabilities.

Note 14. Transactions with Related Parties

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

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

On November 9, 2006, we commenced our CT High Grade MezzanineSM, or CT High Grade I, investment management initiative and entered into three separate account agreements with affiliates of W. R. Berkley Corporation, or WRBC, with an aggregate commitment of $250.0 million, which was subsequently increased to $350.0 million in July 2007. Subsequent to the expiration of the CT High Grade I investment period, we continued to invest on behalf of WRBC under the CT High Grade I platform on a non-discretionary basis, bringing WRBC’s total allocated capital to $280.8 million as of March 31, 2012. Pursuant to these agreements, we invested capital on behalf of WRBC in commercial real estate mortgages, mezzanine loans and participations therein. The separate accounts are entirely funded with committed capital from WRBC and are managed by a subsidiary of CTIMCO. CTIMCO earns a management fee equal to 0.25% per annum on invested assets.

WRBC beneficially owned common stock representing approximately 16.8% of our outstanding common stock and stock units as of April 18, 2012, and a member of our board of directors is an employee of WRBC. In addition, a wholly-owned subsidiary of WRBC is an investor in Five Mile and certain private funds under its management. As discussed in Notes 1 and 7, Five Mile provided an $83.0 million mezzanine loan to CT Legacy REIT in connection with our March 2011 restructuring, and holds a significant interest in the common equity of CT Legacy REIT. In February 2012 we refinanced CT Legacy REIT’s Five Mile mezzanine loan and repurchase facility with a single, new $124.0 million repurchase facility with JPMorgan.

In July 2008, CTOPI, a private equity fund that we manage, held its final closing completing its capital raise with $540 million total equity commitments. EGI-Private Equity II, L.L.C., an affiliate under common control of the chairman of our board of directors, owns a 3.7% limited partner interest in CTOPI. During the three months ended March 31, 2012, we recorded $681,000 of fees from CTOPI, $22,000 of which were attributable to EGI- Private Equity II, L.L.C.

CTOPI has purchased $75.5 million face value of our CT CDO notes in the open market for $40.4 million. These purchases were from third parties, and were not sold by us.

Note 15. Segment Reporting

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

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the three months ended, and as of, March 31, 2012 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total

Income from loans and other investments:
Interest and related income	$14,716	$—	$—	$14,716
Less: Interest and related expenses	23,342	—	—	23,342
Income from loans and other investments, net	(8,626)	—	—	(8,626)

Other revenues:
Management fees from affiliates	—	2,204	(619)	1,585
Servicing fees	—	2,256	(236)	2,020
Total other revenues	—	4,460	(855)	3,605

Other expenses
General and administrative	1,528	3,403	(619)	4,312
Servicing fees expense	236	—	(236)	—
Total other expenses	1,764	3,403	(855)	4,312

Total other-than-temporary impairments of securities	—	—	—	—
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	(160)	—	—	(160)
Impairment of real estate held-for-sale	—	—	—	—
Net impairments recognized in earnings	(160)	—	—	(160)

Recovery of provision for loan losses	8	—	—	8
Fair value adjustment on investment in CT Legacy Assets	3,954	—	—	3,954
Gain on deconsolidation of subsidiary	146,380	—	—	146,380
Income from equity investments	—	696	—	696
Income before income taxes	139,792	1,753	—	141,545
Income tax provision	300	623	—	923
Net income	$139,492	$1,130	$—	$140,622
Less: Net income attributable to noncontrolling interests	(74,069)	—	—	(74,069)
Net income attributable to Capital Trust, Inc.	$65,423	$1,130	$—	$66,553

Total assets	$583,057	$22,501	$—	$605,558

All revenues were generated from external sources within the United States. The Investment Management segment received intercompany preferred dividend income of $619,000 from the Balance Sheet segment for the three months ended March 31, 2012. In addition, the Investment Management segment earned fees of $236,000 for serving as collateral manager of the CT CDOs consolidated under our Balance Sheet Investment segment as well as special servicing activity for certain CT CDO assets for the three months ended March 31, 2012.

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

All revenues were generated from external sources within the United States. The Investment Management segment earned fees of $435,000 for management of the Balance Sheet Investment segment for the three months ended March 31, 2011. In addition, the Investment Management segment earned fees of $222,000 for serving as collateral manager of the CT CDOs consolidated under our Balance Sheet Investment segment as well as special servicing activity for certain CT CDO assets for the three months ended March 31, 2011.

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

Introduction
We are a fully integrated, self-managed, real estate finance and investment management company that specializes in credit sensitive financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. Our business model is designed to produce a mix of net interest margin from our balance sheet investments and fee income and co-investment income from our investment management vehicles. In managing our operations, we focus on originating investments, managing our portfolios and capitalizing our businesses. From the inception of our finance business in 1997 through March 31, 2012, we have completed approximately $12.0 billion of investments in the commercial real estate debt arena. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes. We are traded on the New York Stock Exchange, or NYSE, under the symbol “CT”, and are headquartered in New York City.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires our management to make estimates and assumptions with regard to the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. There have been no material changes to our Critical Accounting Policies described in our annual report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2012.

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

Following the completion of our March 2011 restructuring, we no longer have any recourse debt obligations, and retain unencumbered ownership of 100% of (i) our investment management platform, CT Investment Management Co., LLC, (ii) our co-investment in CT Opportunity Partners I, LP, (iii) our residual ownership interests in three of the CDOs that we issued, CT CDOs I, II, and IV, and (iv) our tax-basis net operating losses. Furthermore, we have a 52% equity interest in the common stock of CT Legacy REIT. Our economic interest in CT Legacy REIT is, however, subject to (i) the secured notes, which are non-recourse obligations that are collateralized by certain of our retained equity interests in the common stock of CT Legacy REIT, (ii) incentive awards that provide for the participation in amounts earned from our retained equity interests in the common stock of CT Legacy REIT, and (iii) the subordinate class B common stock of CT Legacy REIT owned by our former junior subordinate noteholders. In addition to our interest in the common stock of CT Legacy REIT, we also own 100% of its outstanding class A preferred stock.

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

Our consolidated balance sheets separately present: (i) our direct assets and liabilities, (ii) the direct assets and liabilities of CT Legacy REIT, and (iii) the assets and liabilities of consolidated securitization vehicles. Assets of all consolidated VIEs can generally only be used to satisfy the obligations of those VIEs, and the liabilities of consolidated VIEs are non-recourse to us. Similarly, the following discussion separately describes (i) our direct assets and liabilities, (ii) the direct assets and liabilities of CT Legacy REIT, and (iii) the assets and liabilities of consolidated securitization vehicles.

Index

Beginning in the first quarter of 2012, CT Legacy REIT no longer consolidates one of its subsidiaries, CT Legacy Assets, and instead accounts for its net equity investment in CT Legacy Assets on a fair value basis. See Note 1 to our consolidated financial statements for additional discussion.

Discussion of Operations
We include below in our discussion of operations: (i) an overview of the operations of our parent company, Capital Trust, Inc., including its wholly-owned investment management subsidiary, (ii) a discussion of the consolidated balance sheet and operating results of Capital Trust, Inc. prepared in accordance with GAAP, (iii) a discussion of the adjusted balance sheet of Capital Trust, Inc., and (iv) a discussion of CT Legacy REIT.

We believe that our adjusted balance sheet provides meaningful information to consider, in addition to our consolidated balance sheet prepared in accordance with GAAP. This adjusted measure helps us to evaluate our financial position and performance without the effects of certain transactions and GAAP adjustments that are not necessarily indicative of our current investment portfolio, operations, capitalization, or equity.

See section III below for a presentation and discussion of our adjusted balance sheet.

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

Investment Management Overview
We act as an investment manager for ourselves and third parties and as special servicer for certain of our loan investments, as well as for third-parties. The table below details investment management and special servicing fee revenue generated by CTIMCO for the three months ended March, 2012 and 2011 (in thousands):

Investment Management Revenues
	March 31, 2012	March 31, 2011

Fees generated as:
Public company manager	$619	$435
Private equity manager	1,585	1,580
CDO collateral manager	158	213
Special servicer	2,098	319
Total fees	$4,460	$2,547

Eliminations (1)	(855)	(657)

Total fees, net	$3,605	$1,890

(1)	Fees received by CTIMCO from Capital Trust, Inc., or other consolidated subsidiaries, have been eliminated in consolidation.

We have developed our investment management business in order to create operating leverage within our platform, generating fee revenue from investing third party capital and, in certain instances, earning co-investment income. Our active investment management mandates are described below:

•
CT Opportunity Partners I, LP, or CTOPI, is currently investing capital. The fund held its final closing in July 2008 with $539.9 million in total equity commitments from 28 institutional and individual investors. Currently, $332.3 million of committed equity remains undrawn. We have a $25.0 million commitment to invest in the fund ($9.6 million currently funded, $15.4 million unfunded) and entities controlled by the chairman of our board of directors have committed to invest $20 million. In May 2010, the fund’s investment period was extended to December 13, 2011. In December 2011, the fund’s investment period was further extended to September 13, 2012. The fund targets opportunistic investments in commercial real estate, specifically high yield debt, equity and hybrid instruments, as well as non-performing and sub-performing loans and securities. We earn base management fees of 1.3% per annum of invested capital, as well as net incentive management fees of 17.7% of profits after a 9% preferred return and a 100% return of capital. As of March 31, 2012, CTOPI has invested $469.5 million in 37 transactions, of which $194.4 million remains outstanding.

Index

•
CT High Grade Partners II, LLC, or CT High Grade II, is no longer investing capital (its investment period expired in May 2011). The fund closed in June 2008 with $667 million of commitments from two institutional investors. The fund targeted senior debt opportunities in the commercial real estate sector and did not employ leverage. We earn a base management fee of 0.40% per annum on invested capital. Subsequent to quarter-end, in conjunction with the transfer of interests from one of CT High Grade II’s investors to the other, we made a $2.8 million (0.44%) co-investment in CT High Grade II. As of March 31, 2012, CT High Grade II has invested $588.1 million in 33 transactions, of which $552.7 million remains outstanding.

•
CT High Grade MezzanineSM, or CT High Grade I, is no longer formally investing capital (its investment period officially expired in July 2008), however we have continued investing the “high grade” strategy through CT High Grade I on a non-discretionary basis since the end of the CT High Grade II investment period in May 2011. The separate account closed in November 2006, with a single, related party institutional investor committing $250 million, which was subsequently increased to $350 million in July 2007. As a result of the re-opening of the platform in May 2011 and the reinvesting of certain realized assets, as of March 31, 2012, we have invested $523.4 million for this account. This separate account has a single investor, W. R. Berkley Corporation, or WRBC, which is our largest shareholder and designates an appointee to our board of directors. CT High Grade I targets lower LTV subordinate debt investments without leverage and invested $420.9 million in 12 transactions during its initial investment period, as well as $102.5 million in three transactions since the platform was re-opened in May 2011. We earn management fees of 0.25% per annum on invested capital for all CT High Grade I investments. As of March 31, 2012, $280.8 million of these investments remain outstanding.

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

Index

The table below provides additional information regarding the three private equity funds and one separate account we managed as of March 31, 2012.

Investment Management Mandates, as of March 31, 2012
(in millions)
						Base	Incentive
		Total	Total Capital	Co-		Management	Management
	Type	Investments(1)	Commitments	Investment %		Fee	Fee
Investing:
CTOPI	Fund	$194	$540	4.63%	(2)	1.28% (Assets)	(3)
CT High Grade I	Sep. Acc.	281	510 (4)	—		0.25% (Assets)	N/A

Liquidating:
CT High Grade II	Fund	553	667	—	(5)	0.40% (Assets)	N/A
CT Large Loan	Fund	172	325	—	(6)	0.75% (Assets)(7)	N/A

(1)	Represents total investments, on a cash basis, as of period-end.
(2)	We have committed to invest $25.0 million in CTOPI.
(3)
CTIMCO earns net incentive management fees of 17.7% of profits after a 9% preferred return on capital and a 100% return of capital, subject to a catch-up. We have allocated 45% of the CTOPI incentive management fees to our employees as long-term performance awards.

(4)
CT High Grade I closed with capital commitments of $350 million. Subsequent to the expiration of the CT High Grade I investment period, we continued to invest on behalf of WRBC under the CT High Grade I platform on a non-discretionary basis, bringing WRBC’s total allocated capital to $510 million as of March 31, 2012.

(5)	Subsequent to quarter-end, in conjunction with the transfer of interests from one of CT High Grade II’s investors to the other, we made a $2.8 million co-investment in CT High Grade II.
(6)	We have co-invested on a pari passu, asset by asset basis with CT Large Loan.
(7)	Capped at 1.5% of equity. In light of the performance of this fund, we do not charge the full management fee, and instead voluntarily capped our fee at $805,000 per annum.

Originations
We have historically allocated investment opportunities between our balance sheet and investment management vehicles based upon our assessment of risk and return profiles, the availability and cost of capital, and applicable regulatory restrictions associated with each opportunity. Currently, we are originating investments only for our investment management business, which are summarized in the table below for the three months ended March 31, 2012 and for the year ended December 31, 2011.

Originations(1)
($ in millions)	Three months ended March 31, 2012	Year ended December 31, 2011
	# / $	# / $

Investment management	1 / $31	11 / $219

(1)	Includes total commitments, both funded and unfunded, net of any related purchase discounts.

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

Index

Investment in CT Legacy REIT
Following the completion of our March 2011 restructuring, we retained a 52% equity interest in the class A common stock of CT Legacy REIT, comprised of 4,393,750 shares of class A-1 common stock and 775,000 shares of class A-2 common stock. Also, in April 2011, we purchased 118,651 shares of class B common stock of CT Legacy REIT for an average price of $1.20 per share. The outstanding common stock of CT Legacy REIT is comprised of 4.4 million shares of class A-1 common stock, 5.6 million shares of class A-2 common stock, and 1.5 million shares of class B common stock. We also own 100% of the outstanding class A preferred stock of CT Legacy REIT, which initially entitles us to cumulative preferred dividends of $7.5 million per annum. These dividends will be reduced in January 2013 to the greater of (i) 2.5% of certain of CT Legacy REIT’s assets, and (ii) $1.0 million per annum. As a result of our consolidation of CT Legacy REIT, these class A preferred shares are not represented on our financial statements.

The following table details the allocation of CT Legacy REIT’s adjusted equity by class of common stock, and Capital Trust Inc.’s aggregate investment in the common stock of CT Legacy REIT on an adjusted basis as of March 31, 2012. The adjusted equity balance is used to evaluate our investment in CT Legacy REIT because it excludes from GAAP equity items which are not indicative of our economic interests in the recovery of our legacy portfolio. See section III below for a presentation of CT Legacy REIT’s adjusted balance sheet.

Capital Trust, Inc.'s Investment in CT Legacy REIT as of March 31, 2012
(in thousands)

CT Legacy REIT total adjusted assets (at fair value) (1)	$104,312
CT Legacy REIT total adjusted liabilities (1)	(625)
Total CT Legacy REIT adjusted equity (1)	$103,687

CT Legacy REIT equity:
Allocable to Class B preferred stock	$125
Allocable to Class A-1 common stock	39,619
Allocable to Class A-2 common stock	58,059
Allocable to Class B common stock	5,884
$103,687

Capital Trust, Inc. ownership by class:
Class A-1 common stock	100%
Class A-2 common stock	14%
Class B common stock (2)	8%

Capital Trust, Inc. adjusted equity allocation:
Class A-1 common stock	39,619
Class A-2 common stock	8,026
Class B common stock (2)	477
Total Capital Trust investment in CT Legacy REIT	$48,122

(1)	See section III below for a presentation and discussion of CT Legacy REIT’s adjusted balance sheet.
(2)
The class B common stock is a subordinate class that entitles its holders to receive approximately 25% of the dividends that would otherwise be payable to the class A-1 common stock, after aggregate cash distributions of $50.0 million have been paid to all other classes of common stock.

Our $48.1 million interest in the common stock of CT Legacy REIT is subject to (i) the secured notes, which are collateralized by certain of our equity interests in the common stock of CT Legacy REIT, and (ii) incentive awards that provide for the participation in amounts earned from our retained equity interests in the common stock of CT Legacy REIT.

Index

The following table details our interest in CT Legacy REIT’s adjusted equity, net of the secured notes and management incentive awards as of March 31, 2012 (in thousands):

Capital Trust, Inc.'s Net Investment in CT Legacy REIT as of March 31, 2012

Gross investment in CT Legacy REIT (1)	$48,122
Secured notes, including prepayment premium (2)	(11,059)
Management incentive awards plan, fully vested (3)	(6,979)

Investment in CT Legacy REIT, net	$30,084

(1)
Gross investment in CT Legacy REIT is calculated on an adjusted basis as detailed in the preceding table. See section III below for a presentation and discussion of CT Legacy REIT’s adjusted balance sheet.

(2)
Includes the full potential prepayment premium on secured notes, as described below. We carry this liability at its amortized basis of $8.0 million on our balance sheet as of March 31, 2012. The remaining interest and prepayment premium will be recognized, as applicable, over the term of the secured notes as a component of interest expense.

(3)
Assumes full payment of the management incentive awards plan, as described below, based on the hypothetical GAAP liquidation value of CT Legacy REIT as of March 31, 2012. We periodically accrue a payable for the management incentive awards plan based on the vesting schedule for the awards and continued employment of the award recipients. As of March 31, 2012, our balance sheet includes $2.8 million in accounts payable, accrued expenses and other liabilities for the management incentive awards plan.

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

Class A Preferred Stock

In addition to our interest in the common stock of CT Legacy REIT, we also own 100% of its outstanding class A preferred stock, which initially entitles us to cumulative preferred dividends of $7.5 million per annum. These dividends will be reduced in January 2013 to the greater of (i) 2.5% of certain of CT Legacy REIT’s assets, and (ii) $1.0 million per annum. As a result of our consolidation of CT Legacy REIT, these shares of class A preferred stock are not represented on our balance sheet.

Taxes
Capital Trust, Inc. has made a tax election to be treated as a REIT, and therefore generally is not subject to federal, state, and local income taxes except for the operations of our taxable REIT subsidiary, CTIMCO. The primary benefit from this election is that we are able to deduct dividends paid to our shareholders from the calculation of taxable income, effectively eliminating corporate taxes on the operations of the REIT. In order to qualify as a REIT, our activities must focus on real estate investments and we must meet certain asset, income, ownership and distribution requirements. These qualifications have become more difficult to meet in light of the transfer of our legacy portfolio to CT Legacy REIT in conjunction with our March 2011 restructuring, and the lack of new, replacement investment activity. If we fail to maintain our qualification as a REIT, we may be subject to material penalties and potentially subject to past and future taxes. As of March 31, 2012 and December 31, 2011, we were in compliance with all REIT requirements.

Index

We have net operating losses, or NOLs, and net capital losses, or NCLs, available to be carried forward and utilized in current or future periods. As of December 31, 2011, these included NOLs of approximately $163.1 million and NCLs of approximately $120.8 million at Capital Trust, Inc. The utilization of NOLs to offset our taxable income or distribution requirements will require us to pay alternative minimum taxes.

II. Discussion of Consolidated Operations of Capital Trust, Inc.

Balance Sheet Investments
Our consolidated balance sheet investments include various types of commercial mortgage backed securities and collateralized debt obligations, or Securities, and commercial real estate loans and related instruments, or Loans, all of which are assets of either CT Legacy REIT or consolidated securitization vehicles. We collectively refer to these as Interest Earning Assets. The table below shows our Interest Earning Assets as of March 31, 2012 and December 31, 2011 (in millions):

Consolidated Interest Earning Assets
	March 31, 2012		December 31, 2011
	Book Value	Yield(1)	Book Value	Yield(1)
Consolidated VIE Assets
CT Legacy REIT
Securities held-to-maturity	$—	― %	$3	3.31%
Loans receivable, net (2)	—	—	207	5.21
Loans held-for-sale, net	—	—	31	6.26
Subtotal / Weighted Average	$—	—%	$241	5.32%

Securitization Vehicles
Securities held-to-maturity	$173	6.59%	$359	7.41%
Loans receivable, net	242	4.89	613	5.72
Subtotal / Weighted Average	$415	5.60%	$972	6.34%

Total / Weighted Average	$415	5.60%	$1,213	6.14%

(1)	Yield on floating rate assets assumes LIBOR of 0.24% and 0.30% at March 31, 2012 and December 31, 2011, respectively.
(2)	Excludes, as of December 31, 2011, loan participations sold with a net book value of zero that are net of $97.5 million of provisions for loan losses as of December 31, 2011.

In addition to our investments in Interest Earning Assets, we also hold equity investments in unconsolidated subsidiaries, which represent our co-investments in private equity funds that we manage. As of March 31, 2012, our $17.0 million investment balance relates to one such fund, CT Opportunity Partners I, LP, or CTOPI. Our investment in CTOPI includes a $6.3 million incentive allocation to CTIMCO as the general partner of CTOPI. Our ability to ultimately collect these incentive allocations is contingent on the performance of CTOPI’s current and future investments. Accordingly, we have deferred recognition of income from such incentive allocations and have recognized an equivalent $6.3 million unearned revenue liability as a component of accounts payable, accrued expenses and other liabilities on our consolidated balance sheet.

Index

Asset Management
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

Portfolio Performance - Consolidated Securitization Vehicles
(in millions, except for number of investments)	March 31, 2012	December 31, 2011

Interest earning assets of consolidated securitization vehicles ($ / #)	$415 / 56	$972 / 123

Real estate owned ($ / #)	$─ / ─	$10 / 2
Percentage of interest earning assets	― %	1.1%

Impaired Loans (1)
Performing loans ($ / #)	$─ / 2	$17 / 4
Non-performing loans ($ / #)	$5 / 6	$26 / 7
Total ($ / #)	$5 / 8	$43 / 11
Percentage of interest earning assets	1.2%	4.4%

Impaired Securities (1) ($ / #)	$12 / 13	$16 / 14
Percentage of interest earning assets	2.8%	1.6%

Watch List Assets (2)
Watch list loans ($ / #)	$29 / 3	$78 / 6
Watch list securities ($ / #)	$16 / 5	$16 / 5
Total ($ / #)	$45 / 8	$94 / 11
Percentage of interest earning assets	10.8%	9.7%

(1)	Amounts represent net book value after provisions for loan losses, valuation allowances on loans-held-for-sale and other-than-temporary impairments of securities.
(2)	Watch List Assets exclude Loans against which we have recorded a provision for loan losses or valuation allowances, and Securities which have been other-than-temporarily impaired.

As of March 31, 2012, there were significant differences between the estimated fair value and the book value of some of the Securities in our consolidated securitization vehicles portfolio. We believe these differences to be related to the high degree of structural complexity combined with poor reporting available on these securities and a general negative bias against structured financial products and not reflective of a change in cash flow expectations from these securities. Accordingly, we have not recorded any additional other-than-temporary impairments against such Securities. See note 7 to our consolidated financial statements for additional discussion of securities with unrealized losses.

The ratings activity of our consolidated Securities portfolio over the three months ended March 31, 2012 and the year ended December 31, 2011 is detailed below:

Rating Activity(1)
	Three months ended March 31, 2012	Year ended December 31, 2011
Securities Upgraded	1	5
Securities Downgraded	3	22

(1)	Represents activity from any of Fitch Ratings, Standard & Poor’s or Moody’s Investors Service.

Capitalization

We capitalize our business with a combination of debt and equity which has included common equity, preferred equity, unsecured debt, and secured debt. As of March 31, 2012, our consolidated debt obligations, which are all non-recourse to us, include (i) our secured notes, which are secured only by certain of our equity interests in the common stock of CT Legacy REIT, and (ii) securitized debt obligations of consolidated securitization vehicles. Our equity capital is currently comprised entirely of common stock. During 2011, we had consolidated the debt obligations of CT Legacy REIT, including its repurchase facility and mezzanine loan, which were also non-recourse to us.

Index

The table below describes our consolidated debt liabilities including those of CT Legacy REIT and our consolidated securitization vehicles, as of March 31, 2012 and December 31, 2011:

Consolidated Interest Bearing Liabilities (1)
(Principal balance, in millions)	March 31, 2012	December 31, 2011

Non-Recourse debt obligations
Capital Trust, Inc.
Secured notes	$8	$8

Weighted average effective cost of Capital Trust, Inc. debt	8.19%	8.19%

CT Legacy REIT
Repurchase obligations (2)	—	$58
Mezzanine loan (2)	—	65
Total CT Legacy REIT debt obligations	—	$123

Weighted average effective cost of CT Legacy REIT debt (3) (4)	N/A	11.14%

Consolidated Securitization Vehicles
CT collateralized debt obligations	$475	$742
Other consolidated securitization vehicles	51	469
Total securitization vehicles debt obligations	$526	$1,211

Weighted average effective cost of securitization vehicles debt (3) (5)	1.23%	2.68%

Total interest bearing liabilities	$526	$1,334

Shareholders' deficit	($39)	($110)

(1)	Excludes loan participations sold.
(2)
As further described in Note 6 to our consolidated financial statements, we deconsolidated CT Legacy Assets in the first quarter of 2012. As a result, these debt obligations are no longer included in our consolidated financial statements.

(3)	Floating rate debt obligations assume LIBOR of 0.24% and 0.30% at March 31, 2012 and December 31, 2011, respectively.
(4)
Including the impact of interest rate hedges with an aggregate notional balance of $60.8 million as of December 31, 2011, the effective all-in cost of CT Legacy REIT’s debt obligations would be 13.46% per annum.

(5)
Including the impact of interest rate hedges with an aggregate notional balance of $286.6 and $296.6 million as of March 31, 2012 and December 31, 2011, respectively, the effective all-in cost of our consolidated securitization vehicles’ debt obligations would be 4.12% and 3.98% per annum, respectively.

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

Repurchase Obligations

As of December 31, 2011, CT Legacy REIT was party to one repurchase obligation with JPMorgan, which was non-recourse to Capital Trust, Inc., had an outstanding balance of $58.5 million, and an all-in cost of LIBOR plus 2.50% per annum.

In February 2012, CT Legacy REIT refinanced CT Legacy REIT’s repurchase facility and its mezzanine loan with a single, new $124.0 million repurchase facility with JPMorgan at CT Legacy Assets. This refinancing resulted in the deconsolidation of CT Legacy Assets and with it, the repurchase facility. See Note 6 to our consolidated financial statements for further discussion.

Mezzanine Loan

As of December 31, 2011, CT Legacy REIT was party to a mezzanine loan with Five Mile, which was non-recourse to Capital Trust, Inc., had an outstanding balance of $65.3 million, and an all-in cost of 18.61% per annum.

In February 2012, CT Legacy REIT refinanced the mezzanine loan and its JPMorgan repurchase facility with a single, new $124.0 million repurchase facility with JPMorgan.

Securitized Debt Obligations

Non-recourse debt obligations of consolidated securitization vehicles include our three CT CDOs, as well as securities issued by other consolidated securitization vehicles which are not sponsored by us.

Index

These consolidated non-recourse securitized debt obligations are described below (in millions):

Non-Recourse Securitized Debt Obligations
	March 31, 2012		December 31, 2011
	Book Value	All-in Cost(1)	Book Value	All-in Cost(1)

CT CDOs
CT CDO I	$95	1.3%	$121	1.2%
CT CDO II	161	1.3	200	1.2
CT CDO III	—	—	200	5.2
CT CDO IV	219	1.2	222	1.2
Total CT CDOs	$475	1.2%	$743	2.3%

Other securitization vehicles
GSMS 2006-FL8A	$51	1.1%	$51	1.4%
GMACC 1997-C1	—	—	84	7.1
GECMC 00-1 H	—	—	25	5.5
MSC 2007-XLCA	—	—	310	2.4
JPMCC 2004-FL1A	—	—	—	—
Total other securitization vehicles	$51	1.1%	$470	3.3%

Total non-recourse debt obligations	$526	1.2%	$1,213	2.7%

(1)	Includes amortization of premiums and issuance costs of CT CDOs. Floating rate debt obligations assume LIBOR of 0.24% and 0.30% at March 31, 2012 and December 31, 2011, respectively.

Shareholders’ Equity

We did not issue any new shares of class A common stock during the three months ended March 31, 2012. Changes in the number of outstanding shares during the three months ended March 31, 2012 resulted from employee restricted common stock grants, forfeitures and vesting, as well as stock unit grants to our board of directors.

The following table calculates our book value per share as of March 31, 2012 and December 31, 2011:

Shareholders' Equity
	March 31, 2012	December 31, 2011

Shareholders equity (in millions)	($39)	($110)
Shares:
Class A common stock	21,968,981	21,966,684
Restricted common stock	276,536	244,424
Stock units	640,539	562,335
Dilutive Warrants & Options	—	—
Total	22,886,056	22,773,443
Book value per share	($1.69)	($4.85)

As of March 31, 2012, there were 22,245,517 shares of our class A common stock and restricted common stock outstanding. There were also outstanding warrants to purchase 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share. The warrants became exercisable on March 16, 2012, will expire on March 16, 2019, and may be exercised in a cashless manner.

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

Index

We have one such loan participation sold loan with a balance of $17.2 million and a yield of 5.24% as of March 31, 2012. The loan matures on November 6, 2013.

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

The table below details our interest rate exposure as of March 31, 2012 and December 31, 2011:

Interest Rate Exposure
(in millions)	March 31, 2012	December 31, 2011
Value exposure to interest rates(1)
Fixed rate assets	$304	$844
Fixed rate debt	(22)	(394)
Interest rate swaps	(287)	(357)
Net fixed rate exposure	($5)	$93
Weighted average coupon (fixed rate assets)	6.26%	7.29%

Cash flow exposure to interest rates(1)
Floating rate assets	$304	$863
Floating rate debt less cash	(462)	(901)
Interest rate swaps	287	357
Net floating rate exposure	$129	$319
Weighted average coupon (floating rate assets) (2)	3.88%	3.59%

Net income impact from 100 bps change in LIBOR	$1.3	$3.2

(1)	All values are in terms of face or notional amounts, and include loans classified as held-for-sale.
(2)	Weighted average coupon assumes LIBOR of 0.24% and 0.30% at March 31, 2012 and December 31, 2011, respectively.

Index

Results of Operations

Comparison of Results of Operations: Three Months Ended March 31, 2012 vs. March 31, 2011
(in thousands, except per share data)
	2012	2011	Change	% Change
Income from loans and other investments:
Interest and related income	$14,716	$36,991	($22,275)	(60.2%)
Less: Interest and related expenses	23,342	26,247	(2,905)	(11.1%)
Income from loans and other investments, net	(8,626)	10,744	(19,370)	N/A

Other revenues:
Management fees from affiliates	1,585	1,580	5	0.3%
Servicing fees	2,020	310	1,710	551.6%
Total other revenues	3,605	1,890	1,715	90.7%

Other expenses:
General and administrative	4,312	10,280	(5,968)	(58.1%)
Total other expenses	4,312	10,280	(5,968)	(58.1%)

Total other-than-temporary impairments of securities	—	(4,933)	4,933	(100.0%)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	(160)	(3,271)	3,111	(95.1%)
Net impairments recognized in earnings	(160)	(8,204)	8,044	(98.0%)

Recovery of loan losses	8	9,161	(9,153)	(99.9%)
Gain on extinguishment of debt	—	250,040	(250,040)	(100.0%)
Fair value adjustment on investment in CT Legacy Assets	3,954	—	3,954	100.0%
Gain on deconsolidation of subsidiary	146,380	—	146,380	100.0%
Income from equity investments	696	955	(259)	(27.1%)
Income before income taxes	141,545	254,306	(112,761)	(44.3%)
Income tax provision	923	389	534	137.3%

Net income	$140,622	$253,917	($113,295)	(44.6%)

Less: Net (income) loss attributable to noncontrolling interests	(74,069)	668	(74,737)	N/A

Net income attributable to Capital Trust, Inc.	$66,553	$254,585	($188,032)	(73.9%)

Net income per share - diluted	$2.74	$11.04	($8.30)	(75.2%)

Dividend per share	$0.00	$0.00	$0.00	N/A

Average LIBOR	0.24%	0.26%	(0.02%)	(7.2%)

Income from loans and other investments, net

As discussed in Note 1 to our consolidated financial statements, we deconsolidated the assets and liabilities of CT Legacy Assets in the first quarter of 2012. As a result of this and repayments in our consolidated portfolio, a decrease in Interest Earning Assets of $3.3 billion, or 89%, from March 31, 2011 to March 31, 2012 contributed to a $22.3 million, or 60%, decrease in interest income during the first quarter of 2012 compared to the first quarter of 2011. Interest expense decreased by $3.0 million, or 11%, due to a decrease in interest bearing liabilities of $3.5 billion, offset by non-cash interest expense of $10.2 million relating to acceleration of discount associated with the Five Mile mezzanine loan. On a net basis, net interest income decreased by $19.4 million.

Management fees from affiliates

Base management fees from our investment management business increased $5,000, or 0.3%, during the first quart of 2012 compared to 2011. The increase was attributed primarily to an increase in investment activity at CT High Grade II.

Servicing fees

Servicing fees increased $1.7 million during the first quarter of 2012 compared to 2011. The increase in fees was primarily due to modification activity on loans for which we are named special servicer.

Index

General and administrative expenses

General and administrative expenses include personnel costs, operating expenses, professional fees and expenses associated with consolidated securitization vehicles. Excluding expenses from consolidated securitization vehicles, general and administrative expenses decreased by $5.7 million between the first quarter of 2012 and the first quarter of 2011. The decrease was primarily due to (i) $2.8 million of one-time restructuring bonuses in 2011 and (ii) a $2.9 million decrease in expenses recognized under the CT Legacy REIT incentive awards plan.

Net impairments recognized in earnings

During the first quarter of 2012, we recognized $160,000 of impairments, representing additional credit losses on our securities.

During the first quarter of 2011, we recorded a gross other-than-temporary impairment of $4.9 million on six of our Securities that had an adverse change in cash flow expectations. In addition, we recognized $3.3 million of previous other-than-temporary impairments from other comprehensive income into earnings, to reflect additional credit impairments on these securities.

Recovery of loan losses

During the first quarter of 2012, we recorded an $8,000 recovery of provisions for loan losses on one loan that had been previously impaired. During the first quarter of 2011, we recorded a $9.2 million recovery of provisions for loan losses against loans that had previously been impaired, primarily related to a restructuring of one such loan.

Gain on extinguishment of debt

There were no gains on extinguishment of debt during the first quarter of 2012. During the first quarter of 2011, we recorded a $250.0 million gain on the extinguishment of debt. This was primarily comprised of a $174.8 million gain on extinguishment of our senior credit facility and junior subordinated notes, and a $75.0 million gain associated with the elimination of a participation sold liability.

Fair value adjustment on investment in CT Legacy Assets

We have elected the fair value option of accounting for CT Legacy REIT’s investment in CT Legacy Assets, pursuant to which we record this investment at fair value rather than at our historical cost investment amount. During the first quarter of 2012, we recognized $4.0 million of fair value adjustments on our investment in CT Legacy REIT. See Note 6 to our consolidated financial statements for further discussion. We recorded no such fair value adjustments in 2011.

Gain on deconsolidation of subsidiary

During the first quarter of 2012, we recognized a gain of $146.4 million on the deconsolidation of CT Legacy Assets, which was primarily the result of losses previously recorded in excess of our economic interests in securitization vehicles which were consolidated by CT Legacy Assets. See Note 6 to our consolidated financial statements for additional discussion. We recorded no such gains in 2011.

Income from equity investments

The income from equity investments during the first quarter of 2012 of $696,000 was from our co-investment in CTOPI. CTOPI’s income was largely the result of fair value adjustments on its investment portfolio, and the recognition of income on investments purchased at a discount. The income from equity investments during the first quarter of 2011 of $955,000 was similarly from our co-investment in CTOPI.

Income tax provision

During the first quarter of 2012, we recorded an income tax provision of $923,000 comprised of (i) an estimated tax liability of $2.0 million at our taxable REIT subsidiary, (ii) a $300,000 estimated alternative minimum tax liability at Capital Trust, Inc., offset by (iii) a $1.4 million non-cash income tax benefit due to an increase in the deferred tax asset of our taxable REIT subsidiary, CTIMCO. During the first quarter of 2011, we recorded an income tax provision of $389,000 which represents cash payments during the period.

Dividends

We did not pay any dividends on our class A common stock in the first quarter of 2012 or 2011.

Index

Liquidity and Capital Resources

Liquidity

As of March 31, 2012, our primary sources of liquidity include: (i) $37.2 million of cash on deposit at Capital Trust, Inc. and CTIMCO; (ii) the class A preferred dividends we receive from CT Legacy REIT; (iii) management fees we earn from private equity funds and CDOs we manage; and (iv) fees earned from special servicing assignments. Uses of liquidity include operating expenses; various capital commitments to our managed funds; taxes; and any dividends necessary to maintain our REIT status. We have no obligations to provide financial support to CT Legacy REIT or our consolidated securitization vehicles, and all debt obligations of such entities, some of which are consolidated onto our financial statements, are non-recourse to us. We believe our current sources of capital will be adequate to meet our near-term cash requirements.

We currently do not have access to liquidity from our portfolio of Interest Earning Assets. CT Legacy REIT owns a substantial portion of our Interest Earning Assets, the proceeds of which will not be distributed to CT Legacy REIT’s common shareholders, including us, until the related repurchase obligation has been repaid. In addition, the first $11.1 million of distributions to us from CT Legacy REIT must be used to repay our secured notes before any cash flow is available to us. Accordingly, other than the preferred dividends discussed above, we will not receive distributions from CT Legacy REIT in the near term. We will, however, receive our proportionate share of the proceeds generated from the CT Legacy REIT portfolio, subject to repayment of our secured notes, once CT Legacy REIT’s leverage has been repaid.

In addition, as described in Note 7 to our consolidated financial statements, covenant breaches in our CT CDOs have resulted in a redirection of cash flow to amortize senior noteholders, which amounts would otherwise have been available to us. The additional principal amortization to senior CT CDO notes are a function of cash received under each respective collateral pool, and are only required to the extent there is cash flow in excess of the interest expense otherwise due under each respective vehicle. Accordingly, these redirection provisions cannot result in a cash outflow from us to our CT CDOs, only a diminution of liquidity available to us.

Cash Flows

Our consolidated statements of cash flows include the cash inflows and outflows of the consolidated subsidiaries described in Note 2 to our consolidated financial statements. While this does not impact our net cash flow, it does increase certain gross cash flow disclosures.

We experienced a net increase in cash of $2.4 million for the three months ended March 31, 2012, compared to a net increase of $3.3 million for the three months ended March 31, 2011.

Cash provided by operating activities during the three months ended March 31, 2012 was $1.3 million, compared to $3.9 million during the three months ended March 31, 2011. The decrease was primarily due to the deconsolidation of CT Legacy Assets on February 10, 2012.

During the three months ended March 31, 2012, cash provided by investing activities was $105.3 million, compared to $234.5 million provided by investing activities during 2011. The decrease was primarily due to a reduction of asset principal repayments inside of consolidated securitization vehicles in the first quarter of 2012 as compared to the first quarter of 2011.

During the three months ended March 31, 2012, cash used in financing activities was $104.2 million, compared to $235.4 million during the same period in 2011. This decrease was primarily due to additional repayments of securitized debt obligations during 2011.

Capitalization

Our authorized capital stock consists of 100,000,000 shares of class A common stock, of which 22,245,517 shares were issued and outstanding as of March 31, 2012, and 100,000,000 shares of preferred stock, none of which were outstanding as of March 31, 2012.

Pursuant to the terms of our prior debt restructuring completed on March 16, 2009, we issued to JPMorgan, Morgan Stanley and Citigroup warrants to purchase 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share, the closing bid price on the New York Stock Exchange on March 13, 2009. The warrants became exercisable on March 16, 2012, will expire on March 16, 2019, and may be exercised in a cashless manner.

Index

Secured Notes

As of March 31, 2012, we had non-recourse notes outstanding with a face balance of $8.0 million which are secured by 93.5% of our equity interests in the class A-1 and class A-2 common stock of CT Legacy REIT. The terms of these agreements are described in Note 5 to our consolidated financial statements.

Consolidated Securitization Vehicles

As of March 31, 2012, our consolidated securitization vehicles had non-recourse securitized debt obligations with a total face value of $525.6 million. The terms of these obligations are described in Note 7 to our consolidated financial statements.

Contractual Obligations
The following table sets forth information about certain of our contractual obligations as of March 31, 2012 (in millions):

Contractual Obligations(1)

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Parent Level
Secured notes (2)	$11	$—	$—	$11	$—
Equity investments(3)	15	15	—	—	—
Operating lease obligations	7	1	2	2	2
Subtotal	33	16	2	13	2

Consolidated Securitization Vehicles
CT CDOs	475	—	—	—	475
Other securitization vehicles	51	—	—	—	51
Subtotal	526	—	—	—	526

Total contractual obligations	$559	$16	$2	$13	$528

(1)	We are also subject to interest rate swaps for which we cannot estimate future payments due.
(2)	The secured notes mature on March 31, 2016. As of March 31, 2012, $8.0 million of principal is outstanding, however we will ultimately pay $11.1 million at maturity.
(3)	CTOPI’s investment period expires in September 2012, at which point our obligation to fund capital calls will be limited. It is possible that our unfunded capital commitment will not be entirely called, and the timing and amount of such required contributions is not estimable. Our entire unfunded commitment is assumed to be funded by September 2012 for purposes of the above table.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

III. Non-GAAP Disclosures: Adjusted Balance Sheet
We believe that our adjusted balance sheet provides meaningful information to consider, in addition to our consolidated balance sheet prepared in accordance with GAAP. This adjusted measure helps us to evaluate our financial position and performance without the effects of certain transactions and GAAP adjustments that are not necessarily indicative of our current investment portfolio, operations, capitalization, or shareholders’ equity.

Index

We believe that the accounting for loan participations sold as well as the consolidation of VIEs, in particular the consolidation of non-recourse securitization vehicles, while in accordance with GAAP, has resulted in a presentation of gross assets and liabilities, provisions/impairments, and operations being recorded in excess of our economic interests in such entities. Accordingly, our adjusted balance sheet (i) eliminates loan participations sold, and (ii) deconsolidates securitization vehicles which are presented gross in accordance with GAAP, and shows instead our cash investment in these non-recourse entities, adjusted for losses expected or incurred. Due to the non-recourse nature of these entities, our investment amount cannot be less than zero on a cash basis. We also separately show our financial position from that of CT Legacy REIT.

In addition, beginning in the first quarter of 2012 we ceased consolidation of CT Legacy Assets, a subsidiary of CT Legacy REIT, in our GAAP financial statements and instead record a net investment in that pool of assets and liabilities on a fair value basis. See Note 7 to our consolidated financial statements for further discussion. Consistent with this fair value presentation in our consolidated financials, we have adjusted the liabilities we would incur under our secured notes and management incentive awards plan based on the valuation of CT Legacy REIT as of March 31, 2012.

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

As a result of the changes in our consolidated financial statements following the deconsolidation of CT Legacy Assets described above, we no longer present adjusted operating results. We no longer review these adjusted operating results in monitoring our business, and with their exclusion from our consolidated statement of operations do not believe they would provide additional meaningful information about our business.

Index

The following table details the transition from our consolidated balance sheet prepared in accordance with GAAP to the adjusted balance sheets of Capital Trust, Inc. and CT Legacy REIT, as of March 31, 2012:

Adjusted Balance Sheet as of March 31, 2012
(in thousands, except per share data)			Adjusted Balance Sheet
	Consolidated GAAP		CT Legacy	Capital
	Capital Trust, Inc.	Adjustments (1)(2)(3)(4)	REIT	Trust, Inc.
Assets
Cash and cash equivalents	$37,198	$—	$—	$37,198
Loans receivable, net	17,230	(17,230)	—	—
Equity investments in unconsolidated subsidiaries	16,983	(6,302)	—	10,681
Investment in CT Legacy REIT	—	48,122	—	48,122
Deferred income taxes	2,691	—	—	2,691
Prepaid expenses and other assets	1,916	625	—	2,541
Subtotal	76,018	25,215	—	101,233

Assets of Consolidated Entities
CT Legacy REIT
Restricted cash	12,512	—	12,512	—
Investment in CT Legacy Asset, at fair value	91,800	—	91,800	—
Subtotal	104,312	—	104,312	—

Assets of consolidated securitization vehicles	425,228	(425,228)	—	—

Total/adjusted assets	$605,558	($400,013)	$104,312	$101,233

Liabilities & Shareholders' Equity
Accounts payable, accrued expenses and other liabilities	$14,022	($2,123)	$—	$11,899
Secured notes	8,010	3,049	—	11,059
Participations sold	17,230	(17,230)	—	—
Subtotal	39,262	(16,304)	—	22,958

Non-Recourse Liabilities of Consolidated Entities
CT Legacy REIT
Accounts payable, accrued expenses and other liabilities	—	625	625	—
Subtotal	—	625	625	—

Liabilities of consolidated securitization vehicles	549,298	(549,298)	—	—

Total/adjusted liabilities	588,560	(564,977)	625	22,958

Total/adjusted equity	(38,566)	220,528	103,687	78,275

Noncontrolling interests	55,564	(55,564)	—	—

Total/adjusted liabilities and shareholders' equity	$605,558	($400,013)	$104,312	$101,233

Capital Trust, Inc. book value/adjusted book value per share:
Basic	($1.69)			$3.44
Diluted	($1.69)			$3.20

(1)	All securitization vehicles have been deconsolidated and reported at our cash investment amount, adjusted for current losses relative to our equity investment in each vehicle. Due to the non-recourse nature of these entities, our investment cannot be less than zero on a cash basis. See note 7 to our consolidated financial statements for discussion of consolidated securitization vehicles.
(2)
Loan participations which have been sold to third-parties, and did not qualify for sale accounting, have been eliminated. See Note 3 to our consolidated financial statements for discussion of loan participations sold.

(3)	Incentive allocations to CTIMCO from our investment management vehicles have been excluded from our adjusted balance sheet. These incentive allocations will only be paid to CTIMCO in the future contingent on the ultimate performance of such vehicles.
(4)
Liabilities under our secured notes and the management incentive awards, the payments of which are linked to our gross recovery from CT Legacy REIT, have been adjusted to reflect what would be paid in a liquidation of CT Legacy REIT based on its adjusted balance sheet as of March 31, 2012.

Index

Quarterly Performance
The following table describes the activity in Capital Trust, Inc.’s balance sheet accounts, on an adjusted basis, during the first quarter of 2012:

Comparison of adjusted balance sheet of Capital Trust, Inc: As of March 31, 2012 vs. December 31, 2011
(in thousands)
	March 31, 2012	December 31, 2011	Change	% Change
Assets:

Cash and cash equivalents	$37,198	$34,818	$2,380	6.8%
Equity investments in unconsolidated subsidiaries	10,681	10,399	282	2.7%
Investment in CT Legacy REIT	48,122	61,623	(13,501)	0.9%
Deferred income taxes	2,691	1,268	1,423	112.2%
Prepaid expenses and other assets	2,541	5,480	(2,939)	(53.6%)
Total adjusted assets	$101,233	$113,588	($12,355)	(10.9%)

Liabilities and Shareholders' Equity

Liabilities:
Accounts payable, accrued expenses and other liabilities	$11,899	$8,075	$3,824	47.4%
Secured notes	11,059	7,847	3,212	40.9%
Total adjusted liabilities	22,958	15,922	7,036	44.2%

Total Adjusted Shareholders' Equity	78,275	97,666	(19,391)	(19.9%)
Total adjusted liabilities and shareholders' equity	$101,233	$113,588	($12,355)	(10.9%)

Cash and cash equivalents

Cash and cash equivalents increased by $2.4 million during the fourth quarter of 2011. This was primarily due to (i) $2.9 million of special servicing fees, (ii) $2.3 million of investment management and CDO collateral management fees received from affiliates, (iii) $1.9 million of preferred dividend distributions received from CT Legacy REIT, (iv) an income tax refund of $1.2 million, and (v) net distributions of $414,000 from CTOPI. This was offset by payments of $6.3 million of general and administrative expenses.

Equity investments in unconsolidated subsidiaries

The increase of $282,000 was due to $696,000 of income recognized from our co-investment in CTOPI, offset by $414,000 of net distributions received from CTOPI.

Investment in CT Legacy REIT

Our adjusted balance sheet has previously included an investment in CT Legacy REIT based on its own adjusted balance sheet, which was generally comprised of assets and liabilities at their amortized cost balances. Beginning in the first quarter of 2012, we account for our investment in CT Legacy Assets, and therefore CT Legacy REIT, on a fair value basis. Accordingly, our adjusted balance sheet now includes an investment in CT Legacy REIT which is based on its fair value, and not amortized cost.

Deferred income taxes

The increase in deferred income taxes was primarily due to the timing difference between GAAP and tax in connection with the recognition of income from our general partner interest in CTOPI at our taxable REIT subsidiary, CTIMCO.

Prepaid expenses and other assets

The decrease in prepaid expenses and other assets was primarily due to the collection of previously accrued management fees and special servicing fees that were earned in 2011, as well as an income tax refund received by Capital Trust, Inc.

Index

Accounts payable, accrued expenses and other liabilities

The increase in accounts payable, accrued expenses and other liabilities was primarily due to the management incentive awards plan, which is tied to our collections of the CT Legacy REIT portfolio. Beginning in the first quarter of 2012, we account for our investment in CT Legacy Assets, and therefore CT Legacy REIT, on a fair value basis. Consistent with this new accounting regime, our adjusted balance sheet now reflects the amount payable under the management incentive awards plan based on CT Legacy REIT’s estimated fair value as of March 31, 2012.

Secured notes

The secured notes balance increased by $3.2 million on an adjusted basis during the first quarter of 2012. Beginning in the first quarter of 2012, we account for our investment in CT Legacy Assets, and therefore CT Legacy REIT, on a fair value basis. Consistent with this new accounting regime, our adjusted balance sheet now reflects the amount which would be paid to satisfy the secured notes, including all deferred interest and prepayment premiums, based on CT Legacy REIT’s estimated fair value as of March 31, 2012.

Total adjusted shareholders’ equity

The decrease in adjusted shareholders’ equity during the first quarter of 2012 was primarily due to the change in accounting for CT Legacy REIT from amortized cost to fair value, as further described above.

IV. CT Legacy REIT

As further discussed above, in conjunction with our March 2011 restructuring, we have transferred a significant portion of our legacy portfolio to CT Legacy Assets, a wholly owned subsidiary of CT Legacy REIT. Subsequent to our March 2011 restructuring, the CT Legacy Assets portfolio received principal repayments of $299.1 million, which repayments approximately 60% of the initial net book value of the portfolio. Proceeds from these repayments have primarily been used to repay debt, including (i) a $20.0 million repayment of the mezzanine loan at CT Legacy REIT, and (ii) repayments of $274.2 million of legacy repurchase obligations. In the aggregate, 75% of the debt obligations of CT Legacy REIT and its subsidiaries have been repaid since our March 2011 restructuring.

In addition, in February 2012, we refinanced CT Legacy Assets’ repurchase facility and the mezzanine loan at CT Legacy REIT with a single, new $124.0 million repurchase facility with JPMorgan. As of March 31, 2011, CT Legacy Assets’ portfolio includes loans with an aggregate principal balance of $343.2 million and securities with an aggregate face balance of $141.8 million, which serve as collateral for its repurchase facility with JPMorgan with an outstanding balance of $96.2 million. The new facility matures in December 2014, and carries a rate of LIBOR+5.50%. Periodic repayment targets must be met under the facility, which require the outstanding balance be reduced to: $100.0 million by December 31, 2012, $80.0 million by June 30, 2013, and $40.0 million by December 31, 2013. In addition, the facility’s interest rate is subject to increase by 0.50% per annum if the outstanding balance of the facility has not been reduced to $90.0 million as of June 30, 2012, and by an additional 0.50% per annum if the outstanding balance of the facility has not been reduced to $60.0 million as of December 31, 2012.

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

As of March 31, 2012, a 100 basis point change in LIBOR would impact our net income (loss) by approximately $1.3 million.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates as of March 31, 2012, including instruments in consolidated securitization vehicles. For financial assets and debt obligations, the table presents face balance and weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and floating receive interest rates. These notional amounts are used to calculate the contractual cash flows to be exchanged under each contract.

Financial Assets and Liabilities Sensitive to Changes in Interest Rates as of March 31, 2012
(in thousands)

Capital Trust, Inc. Debt Obligations:

	Secured Notes
Fixed rate debt	$8,010
Interest rate(1)	8.19%
Floating rate debt	$—
Interest rate(1)	—

Assets of Consolidated Securitization Vehicles:

	Securities	Loans Receivable	Total
Fixed rate assets	$255,433	$49,052	$304,485
Interest rate(1)	6.05%	7.53%	6.29%
Floating rate assets	$8,041	$296,451	$304,492
Interest rate(1)	1.66%	3.94%	3.88%

Non-Recourse Debt Obligations of Consolidated Securitization Vehicles:

	CT CDOs	Other Vehicles	Total
Fixed rate debt	$13,534	$—	$13,534
Interest rate(1)	6.83%	― %	6.83%
Floating rate debt	$461,511	$50,552	$512,063
Interest rate(1)	0.87%	1.09%	0.89%

Derivative Financial Instruments of Consolidated Securitization Vehicles:

Notional amounts	$286,610
Fixed pay rate(1)	5.01%
Floating receive rate(1)	0.24%

(1)	Represents weighted average rates where applicable. Floating rates are based on LIBOR of 0.24%, which is the rate as of March 31, 2012.

Index

ITEM 4.	Controls and Procedures

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

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3:	Defaults Upon Senior Securities
None.

ITEM 4:	Mine Safety Disclosures
None.

ITEM 5:	Other Information
None.

Index

ITEM 6:	Exhibits

3.1a	Charter of Capital Trust, Inc. (filed as Exhibit 3.1.a to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on April 2, 2003 and incorporated herein by reference).

3.1b	Certificate of Notice (filed as Exhibit 3.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on February 27, 2007 and incorporated herein by reference).

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

10.1
Capital Trust, Inc. 2011 Long Term Incentive Plan (filed as Appendix A to Capital Trust, Inc.’s definitive proxy statement, which was filed with the Commission on May 2, 2011 and incorporated by reference herein).

10.2
Form of Stock Option Award Agreement relating to the Capital Trust, Inc. 2011 Long-Term Incentive Plan (filed as Exhibit 4.2 to Capital Trust, Inc.’s Registration Statement on Form S-8 (File No. 333-179668) filed on February 24, 2012 and incorporated by reference herein).

10.3
Form of Restricted Share Unit Award Agreement relating to the Capital Trust, Inc. 2011 Long-Term Incentive Plan (filed as Exhibit 4.3 to Capital Trust, Inc.’s Registration Statement on Form S-8 (File No. 333-179668) filed on February 24, 2012 and incorporated by reference herein).

10.4
Form of Restricted Share Award Agreement relating to the Capital Trust, Inc. 2011 Long-Term Incentive Plan (filed as Exhibit 4.4 to Capital Trust, Inc.’s Registration Statement on Form S-8 (File No. 333-179668) filed on February 24, 2012 and incorporated by reference herein).

10.5
Form of SAR Award Agreement relating to the Capital Trust, Inc. 2011 Long-Term Incentive Plan (filed as Exhibit 4.5 to Capital Trust, Inc.’s Registration Statement on Form S-8 (File No. 333-179668) filed on February 24, 2012 and incorporated by reference herein).

10.6
Form of Restricted Share and Performance Share Award Agreement relating to the Capital Trust, Inc. 2011 Long-Term Incentive Plan (filed as Exhibit 4.6 to Capital Trust, Inc.’s Registration Statement on Form S-8 (File No. 333-179668) filed on February 24, 2012 and incorporated by reference herein).

10.7
Form of Performance Unit and Performance Share Award Agreement relating to the Capital Trust, Inc. 2011 Long-Term Incentive Plan (filed as Exhibit 4.7 to Capital Trust, Inc.’s Registration Statement on Form S-8 (File No. 333-179668) filed on February 24, 2012 and incorporated by reference herein).

10.8
Form of Deferral Election Agreement for Deferred Share Units relating to the Capital Trust, Inc. 2011 Long-Term Incentive Plan (filed as Exhibit 4.8 to Capital Trust, Inc.’s Registration Statement on Form S-8 (File No. 333-179668) filed on February 24, 2012 and incorporated by reference herein).

10.9
Form of Performance Restricted Share Unit Award Agreement relating to the Capital Trust, Inc. 2011 Long-Term Incentive Plan (filed as Exhibit 4.9 to Capital Trust, Inc.’s Registration Statement on Form S-8 (File No. 333-179668) filed on February 24, 2012 and incorporated by reference herein).

10.10
Form of Award Agreement granting Performance Unit (Legacy REIT Recovery Promote) relating to the Capital Trust, Inc. 2007 Long-Term Incentive Plan (filed as Exhibit 4.10 to Capital Trust, Inc.’s Registration Statement on Form S-8 (File No. 333-179668) filed on February 24, 2012 and incorporated by reference herein).

10.11
Form of Award Agreement granting Performance Unit (CTOPI Promote) relating to the Capital Trust, Inc. 2007 Long-Term Incentive Plan (filed as Exhibit 4.11 to Capital Trust, Inc.’s Registration Statement on Form S-8 (File No. 333-179668) filed on February 24, 2012 and incorporated by reference herein).

Index

	10.12
Form of Restricted Share Award Agreement relating to the Capital Trust, Inc. 2007 Long-Term Incentive Plan (filed as Exhibit 4.12 to Capital Trust, Inc.’s Registration Statement on Form S-8 (File No. 333-179668) filed on February 24, 2012 and incorporated by reference herein).

+	31.1	Certification of Stephen D. Plavin, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+	31.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	32.1	Certification of Stephen D. Plavin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	32.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	99.1	Updated Risk Factors from Capital Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 14, 2012 with the Securities and Exchange Commission.

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

________________________
•	Filed herewith

+
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

*
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011; (iv) the Consolidated Statements of Changes in Equity (Deficit) for the three months ended March 31, 2012 and 2011; (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements tagged as blocks of text.

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

CAPITAL TRUST, INC.

May 8, 2012	By:	/s/ Stephen D. Plavin
Date		Stephen D. Plavin
Chief Executive Officer (Principal executive officer)

May 8, 2012	By:	/s/ Geoffrey G. Jervis
Date		Geoffrey G. Jervis
Chief Financial Officer (Principal financial officer and Principal accounting officer)