Form 10-Q
period 2012-06-30
CAPITAL TRUST INC
filed 2012-08-01
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of outstanding shares of the registrant's class A common stock, par value $0.01 per share, as of July 20, 2012 was 22,515,107.

CAPITAL TRUST, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Capital Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2012 and December 31, 2011
(in thousands, except per share data)

	June 30,	December 31,
	2012	2011
	(unaudited)
Assets

Cash and cash equivalents	$34,604	$34,818
Loans receivable, net	1,619	19,282
Equity investments in unconsolidated subsidiaries	17,978	10,399
Deferred income taxes	2,727	1,268
Prepaid expenses and other assets	2,207	4,533
Subtotal	59,135	70,300

Assets of Consolidated Entities
CT Legacy REIT
Restricted cash	15,433	12,985
Securities held-to-maturity	—	2,602
Loans receivable, net	—	206,514
Loans held-for-sale, net	—	30,875
Investment in CT Legacy Asset, at fair value	90,700	—
Accrued interest receivable and other assets	—	2,119
Subtotal	106,133	255,095

Securitization Vehicles
Securities held-to-maturity	166,630	358,972
Loans receivable, net	241,644	612,598
Real estate held-for-sale	—	10,342
Accrued interest receivable and other assets	10,695	59,009
Subtotal	418,969	1,040,921

Total assets	$584,237	$1,366,316

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2012 and December 31, 2011
(in thousands, except per share data)

	June 30,	December 31,
	2012	2011
	(unaudited)
Liabilities & Equity (Deficit)

Liabilities:
Accounts payable, accrued expenses and other liabilities	$12,320	$8,075
Secured notes	8,176	7,847
Participations sold	1,619	19,282
Subtotal	22,115	35,204

Non-Recourse Liabilities of Consolidated Entities
CT Legacy REIT
Accounts payable, accrued expenses and other liabilities	—	743
Repurchase obligations	—	58,464
Mezzanine loan, net of unamortized discount	—	55,111
Participations sold	—	97,465
Interest rate hedge liabilities	—	8,817
Subtotal	—	220,600

Securitization Vehicles
Accounts payable, accrued expenses and other liabilities	549	3,102
Securitized debt obligations	518,140	1,211,407
Interest rate hedge liabilities	21,193	24,942
Subtotal	539,882	1,239,451

Total liabilities	561,997	1,495,255

Commitments and contingencies	—	—

Equity (Deficit):
Class A common stock, $0.01 par value, 100,000 shares authorized, 21,979 and 21,967 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively ("class A common stock")	220	220
Restricted class A common stock, $0.01 par value, 537 and 244 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively ("restricted class A common stock" and together with class A common stock, "common stock")	5	2
Additional paid-in capital	597,344	597,049
Accumulated other comprehensive loss	(33,679)	(40,584)
Accumulated deficit	(598,275)	(667,111)
Total Capital Trust, Inc. shareholders' deficit	(34,385)	(110,424)

Noncontrolling interests	56,625	(18,515)

Total equity (deficit)	22,240	(128,939)

Total liabilities and equity (deficit)	$584,237	$1,366,316

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
Three and Six Months Ended June 30, 2012 and 2011
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Income from loans and other investments:
Interest and related income	$6,763	$32,554	$21,479	$69,545
Less: Interest and related expenses	5,413	32,296	28,754	58,543
Income from loans and other investments, net	1,350	258	(7,275)	11,002

Other revenues:
Management fees from affiliates	1,610	1,595	3,195	3,174
Servicing fees	1,365	438	3,385	748
Total other revenues	2,975	2,033	6,580	3,922

Other expenses:
General and administrative	4,740	4,649	9,052	14,928
Total other expenses	4,740	4,649	9,052	14,928

Total other-than-temporary impairments of securities	—	—	—	(4,933)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	—	—	(160)	(3,271)
Net impairments recognized in earnings	—	—	(160)	(8,204)

Recovery of provision for loan losses	—	8,088	8	17,249
Valuation allowance on loans held-for-sale	—	(224)	—	(224)
Gain on extinguishment of debt	—	937	—	250,976
Fair value adjustment on investment in CT Legacy Assets	3,704	—	7,657	—
Gain on deconsolidation of subsidiary	—	—	146,380	—
Income from equity investments	205	842	901	1,797
Income before income taxes	3,494	7,285	145,039	261,590
Income tax provision	143	1,061	1,066	1,450
Net income	$3,351	$6,224	$143,973	$260,140

Less: Net income attributable to noncontrolling interests	(1,068)	(8,069)	(75,137)	(7,400)

Net income (loss) attributable to Capital Trust, Inc.	$2,283	($1,845)	$68,836	$252,740

Per share information:
Net income (loss) per share of common stock:
Basic	$0.10	($0.08)	$3.01	$11.19
Diluted	$0.09	($0.08)	$2.83	$10.52

Weighted average shares of common stock outstanding:
Basic	22,893,522	22,723,146	22,865,819	22,580,143
Diluted	24,426,857	22,723,146	24,353,388	24,024,222

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2012 and 2011
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$3,351	$6,224	$143,973	$260,140

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	1,965	(999)	3,749	3,545
Gain on interest rate swaps no longer designated as cash flow hedges	—	3,201	2,481	3,201
Amortization of unrealized gains and losses on securities	(8)	(277)	(765)	(506)
Amortization of deferred gains and losses on settlement of swaps	—	(23)	(56)	(47)
Other-than-temporary impairments of securities related to fair value adjustments in excess of expected credit losses, net of amortization	(174)	116	213	3,966
Other comprehensive income	1,783	2,018	5,622	10,159

Comprehensive income	$5,134	$8,242	$149,595	$270,299

Less: Comprehensive income attributable to noncontrolling interests	(1,068)	(8,068)	(75,147)	(7,400)

Comprehensive income attributable to Capital Trust, Inc.	$4,066	$174	$74,448	$262,899
See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity (Deficit)
For the Six Months Ended June 30, 2012 and 2011
(in thousands)
(unaudited)

	Class A Common Stock	Restricted Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Capital Trust, Inc. Shareholders' Deficit	Noncontrolling Interests	Total
Balance at January 1, 2011	$219	$—	$559,411	($50,462)	($920,355)	($411,187)	$—	($411,187)

Net income	—	—	—	—	252,740	252,740	7,400	260,140
Other comprehensive income	—	—	—	10,159	—	10,159	—	10,159
Allocation to noncontrolling interests	—	—	37,014	—	—	37,014	(12,623)	24,391
Restricted class A common stock earned, net of shares deferred	1	2	230	—	—	233	—	233
Deferred directors' compensation	—	—	94	—	—	94	—	94
Balance at June 30, 2011	$220	$2	$596,749	($40,303)	($667,615)	($110,947)	($5,223)	($116,170)

Balance at January 1, 2012	$220	$2	$597,049	($40,584)	($667,111)	($110,424)	($18,515)	($128,939)

Net income	—	—	—	—	68,836	68,836	75,137	143,973
Other comprehensive income	—	—	—	5,612	—	5,612	10	5,622
Deconsolidation of CT Legacy Asset	—	—	—	1,293	—	1,293	—	1,293
Distributions to noncontrolling interests	—	—	—	—	—	—	(7)	(7)
Restricted class A common stock earned, net of shares deferred	—	3	182	—	—	185	—	185
Deferred directors' compensation	—	—	113	—	—	113	—	113
Balance at June 30, 2012	$220	$5	$597,344	($33,679)	($598,275)	($34,385)	$56,625	$22,240

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011
(in thousands)
(unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$143,973	$260,140
Adjustments to reconcile net income to net cash provided by
operating activities:
Net impairments recognized in earnings	160	8,204
Recovery of provision for loan losses	(8)	(17,249)
Valuation allowance on loans held-for-sale	—	224
Gain on extinguishment of debt	—	(250,976)
Gain on deconsolidation of CT Legacy Asset	(146,380)	—
Fair value adjustment on CT Legacy Asset	(7,657)	—
Income from equity investments	(901)	(1,797)
Distributions of income from equity investments	1,710	—
Employee stock-based compensation	210	317
Incentive awards plan expense	181	2,980
Deferred directors' compensation	113	94
Distributions from CT Legacy Assets	6,634	—
Amortization of premiums/discounts on loans and securities and deferred interest on loans	(393)	(912)
Amortization of deferred gains and losses on settlement of swaps	(56)	(47)
Amortization of deferred financing costs and premiums/discounts on
debt obligations	9,846	6,648
Loss on interest rate swaps not designated as cash flow hedges	2,772	3,970
Changes in assets and liabilities, net:
Accrued interest receivable	(3,785)	2,617
Deferred income taxes	(1,458)	(939)
Prepaid expenses and other assets	2,622	448
Accounts payable and accrued expenses	(1,075)	(1,283)
Net cash provided by operating activities	6,508	12,439

Cash flows from investing activities:
Principal collections and proceeds from securities	28,122	31,435
Distributions from equity investments	—	3,360
Principal collections of loans receivable	83,245	1,680,725
Proceeds from disposition of loans	—	5,750
Contributions to unconsolidated subsidiaries	(4,030)	(1,991)
Distributions from unconsolidated subsidiaries	677	2,869
Increase in restricted cash	(2,448)	(10,225)
Net cash provided by investing activities	105,566	1,711,923

Cash flows from financing activities:
Borrowings under repurchase obligations	123,977	—
Repayments under repurchase obligations	(58,464)	(253,336)
Repayments under senior credit facility	(63,000)	(22,932)
Repayment of junior subordinated notes	—	(4,640)
Borrowing under mezzanine loan	—	83,000
Repayments under mezzanine loan	—	(20,000)
Repayment of securitized debt obligations	(114,768)	(1,490,715)
Payment of financing expenses	—	(11,126)
Purchase of and distributions to noncontrolling interests	(8)	(142)
Purchase of secured notes	—	(405)
Vesting of restricted Class A common stock	(25)	(85)
Net cash used in financing activities	(112,288)	(1,720,381)

Net (decrease) increase in cash and cash equivalents	(214)	3,981
Cash and cash equivalents at beginning of period	34,818	24,449
Cash and cash equivalents at end of period	$34,604	$28,430

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1. Organization

References herein to “we,” “us” or “our” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a fully integrated, self-managed, real estate finance and investment management company that specializes in credit sensitive financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third-parties through a series of investment management vehicles. Our business model is designed to produce a mix of net interest margin from our balance sheet investments, and fee income and co-investment income from our investment management vehicles. In managing our operations, we focus on originating investments, managing our portfolios and capitalizing our businesses. From the inception of our finance business in 1997 through June 30, 2012, we have completed approximately $12.0 billion of commercial real estate debt investments. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes. We are traded on the New York Stock Exchange, or NYSE, under the symbol “CT”, and are headquartered in New York City.

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

See Note 6 for a further discussion of CT Legacy REIT and CT Legacy Assets.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related management’s discussion and analysis of financial condition and results of operations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In our opinion, all material adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation, in accordance with GAAP, have been included. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2012.

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

Balance Sheet Presentation
Our consolidated balance sheets separately present: (i) our direct assets and liabilities, (ii) the direct assets and liabilities of CT Legacy REIT, and (iii) the assets and liabilities of consolidated securitization vehicles, some of which were subsidiaries of CT Legacy REIT. Assets of all consolidated VIEs can generally only be used to satisfy the obligations of those VIEs, and the liabilities of consolidated VIEs are non-recourse to us.

We have aggregated all the assets and liabilities of the consolidated securitization vehicles due to our determination that these entities are substantively similar and therefore a further disaggregated presentation would not be more meaningful. Similarly, the notes to our consolidated financial statements separately describe (i) our direct assets and liabilities, (ii) the direct assets and liabilities of CT Legacy REIT, and (iii) the assets and liabilities of consolidated securitization vehicles, some of which were subsidiaries of CT Legacy REIT.

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

Cash and Cash Equivalents
We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. We place our cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. As of, and for the periods ended, June 30, 2012 and December 31, 2011, we had bank balances in excess of federally insured amounts. We have not experienced any losses on our demand deposits, commercial paper or money market investments.

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

Repurchase Obligations
In certain circumstances, we have financed the purchase of investments from a counterparty through a repurchase obligation with that same counterparty. We record these investments in the same manner as other investments financed with repurchase obligation, with the investment recorded as an asset and the related borrowing under any repurchase agreement recorded as a liability on our consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on our consolidated statements of operations.

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

Comprehensive Income (Loss)
Total comprehensive income was $149.6 million and $270.3 million for the six months ended June 30, 2012 and 2011, respectively. The primary components of comprehensive income other than net income are the unrealized gains and losses on derivative financial instruments and the component of other-than-temporary impairments of securities related to the Valuation Adjustment.

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

Reclassifications
Certain reclassifications have been made in the presentation of the prior period consolidated financial statements to conform to the June 30, 2012 presentation.

Segment Reporting
We operate in two reportable segments. We have an internal information system that produces performance and asset data for the two segments along service lines.

The Balance Sheet Investment segment includes our consolidated portfolio of interest earning assets and the financing thereof. The Investment Management segment includes the investment management activities of our wholly-owned investment management subsidiary, CT Investment Management Co., LLC, or CTIMCO, and its subsidiaries, as well as our co-investments in investment management vehicles. CTIMCO is a taxable REIT subsidiary and serves as the investment manager of Capital Trust, Inc., all of our investment management vehicles and CT CDOs, and serves as senior servicer and special servicer for certain of our investments and for third-parties.

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

We have one such loan participation sold with a balance of $1.6 million, and a coupon of LIBOR + 5.00% as of June 30, 2012. The loan matures on November 6, 2013.

Note 4. Equity Investments in Unconsolidated Subsidiaries

Our equity investments in unconsolidated subsidiaries consist of our co-investments in investment management vehicles that we sponsor and manage. As of June 30, 2012, we had a co-investment in two such vehicles, CT Opportunity Partners I, LP, or CTOPI, and CT High Grade Partners II, LLC, or CT High Grade II. We have a commitment to invest up to $25.0 million in CTOPI, or 4.6% of CTOPI’s total capital commitments. We have funded $17.1 million of our commitment as of June 30, 2012 and received $6.5 million as a return of capital, resulting in a $10.5 million funded and a $14.5 million unfunded commitment balance.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

During April 2012, we purchased a 0.44% interest in CT High Grade II from an existing investor for $2.8 million, representing our initial co-investment in CT High Grade II. Our co-investment represents a $2.9 million total capital commitment to CT High Grade II, of which our unfunded commitment is $480,000 as of June 30, 2012.

Activity relating to our equity investments in unconsolidated subsidiaries for the six months ended June 30, 2012 was as follows (in thousands):

	CTOPI	CT High Grade II	Total

December 31, 2011	$10,399	$—	$10,399

Contributions	1,241	2,789	4,030
Income from equity investments (1)	5,894	42	5,936
Distributions	(2,387)	—	(2,387)

June 30, 2012	$15,147	$2,831	$17,978

(1)
Includes $5.0 million of incentive income allocated to us from CTOPI under the equity method of accounting. This incentive income has not been recognized into earnings, but recorded as a deferred incentive income liability under accounts payable, accrued expenses and other liabilities on our consolidated balance sheet.

In accordance with the CTOPI management agreement, CTIMCO may earn incentive compensation when certain returns are achieved for the partners of CTOPI, which will be accrued if and when earned, and when appropriate contingencies have been eliminated. During the six months ended June 30, 2012, we were allocated $5.0 million of such incentive compensation from CTOPI, however no cash has been collected and we have deferred recognition of all $5.0 million of incentive income.

As of June 30, 2012, our maximum exposure to loss from CTOPI and CT High Grade II was $8.2 million and $2.8 million, respectively.

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

We had secured notes outstanding with an accreted book value of $8.2 million and $7.8 million as of June 30, 2012 and December 31, 2011, respectively.

Note 6. CT Legacy REIT

As discussed in Note 1, in connection with the March 2011 restructuring, we transferred substantially all of our directly held interest earning assets to a subsidiary of CT Legacy REIT. CT Legacy REIT is beneficially owned 52% by us, 24% by an affiliate of Five Mile, and 24% by the former lenders under our senior credit facility. In addition, the former holders of our junior subordinated notes received class B common stock, a subordinate class of common stock which entitles its holders to receive approximately 25% of the dividends that would otherwise be payable to us on our equity interest in the common stock of CT Legacy REIT, after aggregate cash distributions of $50.0 million have been paid to all other classes of common stock. We manage CT Legacy REIT and CT Legacy Assets as a liquidating portfolio.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

On February 10, 2012, we refinanced CT Legacy REIT’s mezzanine loan and repurchase facility with a single, new $124.0 million repurchase facility with JPMorgan. The borrower under the new JP Morgan facility, CT Legacy Assets, is a wholly owned subsidiary of CT Legacy REIT and owns all of its assets, other than cash. As a result of the refinancing, CT Legacy REIT, and therefore we, discontinued consolidation of CT Legacy Assets. As a result, its assets and liabilities were deconsolidated from our financial statements as of February 10, 2012. We recognized a gain of $146.4 million on the deconsolidation of CT Legacy Assets, which was primarily the reversal of charges to GAAP equity resulting from losses previously recorded in excess of our economic interests in securitization vehicles which were consolidated by CT Legacy Assets.

As of June 30, 2012, our consolidated balance sheet includes (i) restricted cash of $15.4 million at CT Legacy REIT, and (ii) a $90.7 million investment in CT Legacy Assets, a 100% owned subsidiary of CT Legacy REIT. Prior to February 10, 2012, CT Legacy Assets was consolidated and therefore our consolidated balance sheet included its loans receivables, securities held-to-maturity, other assets, debt obligations and other liabilities.

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

A. Securities Held-to-Maturity – CT Legacy REIT

CT Legacy REIT’s securities portfolio consists of CMBS, CDOs, and other securities. Activity relating to these securities for the six months ended June 30, 2012 was as follows (in thousands):

	CMBS	CDOs & Other	Total Book Value

December 31, 2011	$1,346	$1,256	$2,602

Principal paydowns	(17)	—	(17)
Discount/premium amortization & other	18	7	25
Deconsolidation of CT Legacy Assets (1)	(1,347)	(1,263)	(2,610)

June 30, 2012	$—	$—	$—

(1)	As further described above, we deconsolidated CT Legacy Assets in the first quarter of 2012. As a result, these securities are no longer included in our consolidated financial statements.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details overall statistics for CT Legacy REIT’s securities portfolio as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Number of securities	─	6
Number of issues	─	5
Rating (1) (2)	N/A	CCC+
Fixed / Floating (in millions) (3)	$─ / $─	$2 / $1
Coupon (1) (4)	N/A	5.43%
Yield (1) (4)	N/A	3.31%
Life (years) (1) (5)	N/A	4.9

(1)	Represents a weighted average as of December 31, 2011.
(2)	Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security.
(3)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate securities.
(4)
Coupon is based on the securities’ contractual interest rates, while yield is based on expected cash flows for each security, and considers discounts/premiums and asset non-performance. Calculations for floating rate securities are based on LIBOR of 0.30% as of December 31, 2011.

(5)	Weighted average life is based on the timing and amount of future expected principal payments through the expected repayment date of each respective investment.

The table below details the ratings and vintage distribution of CT Legacy REIT’s securities as of December 31, 2011 (in thousands):

	Rating as of December 31, 2011
		CCC and
Vintage	B	Below	Total
2003	$—	$1,256	$1,256
1997	179	—	179
1996	—	1,167	1,167
Total	$179	$2,423	$2,602

Other-than-temporary impairments

The following table summarizes activity related to the other-than-temporary impairments of CT Legacy REIT’s securities during the six months ended June 30, 2012 (in thousands):

	Gross Other-Than-Temporary Impairments	Credit Related Other-Than-Temporary Impairments	Non-Credit Related Other-Than-Temporary Impairments

December 31, 2011	$26,557	$26,105	$452

Amortization of other-than-temporary impairments	(24)	(11)	(13)
Deconsolidation of CT Legacy Assets (1)	(26,533)	(26,094)	(439)

June 30, 2012	$—	$—	$—

(1)	As further described in Note 1 above, we deconsolidated CT Legacy Assets in the first quarter of 2012. As a result, these securities, some of which were other-than-temporarily impaired, are no longer included in our consolidated financial statements.

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

We determine fair values using third-party dealer assessments of value, and our own internal financial model-based estimations of fair value. See Note 12 for further discussion of fair value.

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

B. Loans Receivable, Net – CT Legacy REIT

Activity relating to CT Legacy REIT’s loans receivable for the six months ended June 30, 2012 was as follows (in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value (1)

December 31, 2011	$436,314	($229,800)	$206,514

Principal paydowns	(254)	—	(254)
Discount/premium amortization & other	28	—	28
Deconsolidation of CT Legacy Assets (2)	(436,088)	229,800	(206,288)

June 30, 2012	$—	$—	$—

(1)	Includes loans with a total principal balance of $436.0 million as of December 31, 2011.
(2)	As further described above, we deconsolidated CT Legacy Assets in the first quarter of 2012. As a result, these loans are no longer included in our consolidated financial statements.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details overall statistics for CT Legacy REIT’s loans receivable portfolio as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Number of investments	─	17
Fixed / Floating (in millions) (1)	$─ / $─	$56 / $151
Coupon (2) (3)	N/A	4.59%
Yield (2) (3)	N/A	5.21%
Maturity (years) (2) (4)	N/A	1.4

(1)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate loans.
(2)	Represents a weighted average as of December 31, 2011.
(3)	Calculations for floating rate loans are based on LIBOR of 0.30% as of December 31, 2011.
(4)	Represents the final maturity of each investment assuming all extension options are executed.

The tables below detail the types of loans in CT Legacy REIT’s portfolio, as well as the property type and geographic distribution of the properties securing these loans, as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012			December 31, 2011
Asset Type	Book Value	Percentage		Book Value	Percentage
Senior mortgages	$—	―	%	$77,986	37%
Subordinate interests in mortgages	—	—		58,078	28
Mezzanine loans	—	—		47,271	23
Other	—	—		23,179	12
Total	$—	―	%	$206,514	100%

Property Type	Book Value	Percentage		Book Value	Percentage
Office	$—	―	%	$84,519	41%
Hotel	—	—		75,240	36
Multifamily	—	—		14,212	7
Other	—	—		32,543	16
Total	$—	―	%	$206,514	100%

Geographic Location	Book Value	Percentage		Book Value	Percentage
Northeast	$—	―	%	$64,040	31%
Southwest	—	—		40,353	19
West	—	—		38,179	18
Southeast	—	—		20,076	10
Northwest	—	—		9,364	5
International	—	—		34,502	17
Total	$—	―	%	$206,514	100%

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

The following table allocates the net book value and principal balance of CT Legacy REIT’s loans receivable based on our internal risk ratings as of June 30, 2012 and December 31, 2011 (in thousands):

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

	Loans Receivable as of June 30, 2012			Loans Receivable as of December 31, 2011
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	—	$—	$—	5	$91,940	$92,333
4 - 5	—	—	—	5	64,151	64,127
6 - 8	—	—	—	7	279,882	50,054

Total	—	$—	$—	17	$435,973	$206,514

In making this risk assessment, one of the primary factors we consider is how senior or junior each loan is relative to other debt obligations of the borrower. The following tables further allocate CT Legacy REIT’s loans receivable by both loan type and our internal risk ratings as of June 30, 2012 and December 31, 2011 (in thousands):

	Senior Mortgage Loans
	as of June 30, 2012			as of December 31, 2011
Risk	Number	Principal	Net	Number	Principal	Net
Rating	of Loans	Balance	Book Value	of Loans	Balance	Book Value
1 - 3	—	$—	$—	1	$27,503	$27,503
4 - 5	—	—	—	2	21,000	20,976
6 - 8	—	—	—	2	42,569	29,507
Total	—	$—	$—	5	$91,072	$77,986

	Subordinate Interests in Mortgages
	as of June 30, 2012			as of December 31, 2011
Risk	Number	Principal	Net	Number	Principal	Net
Rating	of Loans	Balance	Book Value	of Loans	Balance	Book Value
1 - 3	—	$—	$—	1	$13,000	$13,000
4 - 5	—	—	—	1	24,531	24,531
6 - 8	—	—	—	4	85,024	20,547
Total	—	$—	$—	6	$122,555	$58,078

	Mezzanine & Other Loans
	as of June 30, 2012			as of December 31, 2011
Risk	Number	Principal	Net	Number	Principal	Net
Rating	of Loans	Balance	Book Value	of Loans	Balance	Book Value
1 - 3	—	$—	$—	3	$51,437	$51,830
4 - 5	—	—	—	2	18,620	18,620
6 - 8	—	—	—	1	152,289	—
Total	—	$—	$—	6	$222,346	$70,450

C. Loans Held-for-Sale, Net – CT Legacy REIT

Activity relating to CT Legacy REIT’s loans held-for-sale for the six months ended June 30, 2012 was as follows (in thousands):

	Gross Book Value	Valuation Allowance	Net Book Value

December 31, 2011	$32,331	($1,456)	$30,875

Deconsolidation of CT Legacy Assets (1)	(32,331)	1,456	(30,875)

June 30, 2012	$—	$—	$—

(1)	As further described above, we deconsolidated CT Legacy Assets in the first quarter of 2012. As a result, these loans held-for-sale are no longer included in our consolidated financial statements.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

D. Debt Obligations – CT Legacy REIT

As of June 30, 2012, CT Legacy REIT did not have any debt obligations outstanding. As of December 31, 2011, CT Legacy REIT had $113.6 million of total debt obligations outstanding. The balances of each category of debt were as follows (in thousands):

	June 30,		December 31,
	2012		2011
Debt Obligations	Principal Balance (1)	Book Value (1)	Principal Balance	Book Value

Repurchase obligation (JPMorgan)	$—	$—	$58,464	$58,464

Mezzanine loan	—	—	65,275	55,111

Total/Weighted Average	$—	$—	$123,739	$113,575

(1)	As further described above, we deconsolidated CT Legacy Assets in the first quarter of 2012. As a result, these debt obligations are no longer included in our consolidated financial statements.

Repurchase Obligations

In conjunction with our restructuring on March 31, 2011, our legacy repurchase obligations were assumed by wholly-owned subsidiaries of CT Legacy REIT, and the recourse to Capital Trust, Inc. was eliminated. On February 10, 2012, we refinanced CT Legacy REIT’s one remaining repurchase facility and its mezzanine loan with a single, new $124.0 million repurchase facility with JPMorgan. The new facility is an obligation of CT Legacy Assets, matures in December 2014, carries a rate of LIBOR+6.00% as of June 30, 2012, and has paydown hurdles and associated potential rate increases over the term of the facility. As a result of the refinancing, CT Legacy REIT, and therefore we, discontinued consolidation of CT Legacy Assets. See Note 1 and the introduction to Note 6 for further discussion on the deconsolidation of CT Legacy Assets

Mezzanine Loan

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table describes CT Legacy REIT’s participations sold assets and liabilities as of December 31, 2011 (in thousands):

	June 30,	December 31,
	2012	2011
Participations sold assets
Gross carrying value	$—	$97,465
Less: Provision for loan losses	—	(97,465)
Net book value of assets	—	—

Participations sold liabilities
Net book value of liabilities	—	97,465
Net impact to shareholders' equity	$—	($97,465)

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

We have elected the fair value option of accounting for CT Legacy REIT’s investment in CT Legacy Assets, pursuant to which we record this investment at fair value rather than at our historical cost investment amount. Additionally, changes in the fair value of this investment are recognized in our consolidated statement of operations. The fair value of CT Legacy REIT’s investment in CT Legacy Assets was $89.7 million and $90.7 million at February 10, 2012 and June 30, 2012, respectively.

The liabilities of CT Legacy Assets are all non-recourse to us, and we are not obligated to provide, nor have we provided, any financial support to CT Legacy Assets or CT Legacy REIT. We are only exposed to investment losses in CT Legacy Assets via our investment in CT Legacy REIT, which itself holds only two assets, cash of $15.4 million and an investment in CT Legacy Assets of $90.7 million. Net of noncontrolling interests, our investment in CT Legacy REIT is $48.9 million. After giving effect to the $11.1 million which will ultimately be payable under our secured notes and $7.1 million payable under the CT Legacy REIT management incentive awards plan, our maximum exposure to loss from CT Legacy REIT, and therefore CT Legacy Assets, is $30.7 million.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table represents summarized financial information for CT Legacy Assets (in thousands):

For the Period from February 11, 2012
through June 30, 2012 (1)
Income Statement
Total revenues	$23,100
Total expenses (2)	(23,102)
Net loss	($2)

As of June 30, 2012
Balance Sheet
Total assets, net book value	$687,058

(1)	Includes activity and balances of VIEs consolidated by CT Legacy Assets.
(2)	Includes interest expense, general and administrative expenses, provisions and impairments.

Note 7. Consolidated Securitization Vehicles

As of June 30, 2012, our consolidated balance sheet includes an aggregate $419.0 million of assets and $539.9 million of liabilities related to five consolidated securitization vehicles. Our consolidated securitization vehicles include two categories of entities: (i) collateralized debt obligations sponsored and issued by us, which we refer to as CT CDOs and (ii) other consolidated securitization vehicles which were not issued or sponsored by us.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

We are not obligated to provide, nor have we provided, any financial support to these other consolidated securitization vehicles. In addition, both of these investments have been made through our CT CDOs, which limits our exposure to loss as discussed above. We have recognized losses on collateral assets in excess of our investment in these entities, resulting in a zero net exposure to loss as of June 30, 2012.

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

A. Securities Held-to-Maturity – Consolidated Securitization Vehicles
Our consolidated securitization vehicles’ securities portfolio consists of CMBS, CDOs, and other securities. Activity relating to these securities for the six months ended June 30, 2012 was as follows (in thousands):

	CMBS	CDOs & Other	Total Book Value (1)

December 31, 2011	$357,037	$1,935	$358,972

Principal paydowns	(26,161)	(1,935)	(28,096)
Discount/premium amortization & other (2)	(647)	140	(507)
Other-than-temporary impairments:
Recognized in earnings	(160)	—	(160)
Recognized in accumulated other comprehensive income	160	—	160
Deconsolidation of CT Legacy Assets (3)	(193,737)	29,998	(163,739)

June 30, 2012	$136,492	$30,138	$166,630

(1)	Includes securities with a total face value of $248.9 million and $490.9 million as of June 30, 2012 and December 31, 2011, respectively.
(2)	Includes mark-to-market adjustments on securities previously classified as available-for-sale, amortization of other-than-temporary impairments, and losses, if any
(3)
As further described above, we deconsolidated CT Legacy Assets in the first quarter of 2012. As a result, the securities owned by its consolidated securitization vehicle are no longer included in our consolidated financial statements. Also, certain securities which are owned by our consolidated securitization vehicles, that had previously been eliminated in consolidation, are now included in our consolidated financial statements. See Note 6 for additional discussion on CT Legacy Assets.

As of both June 30, 2012 and December 31, 2011, all of our consolidated securitization vehicles’ securities were classified as held-to-maturity.

The following table allocates the book value of our consolidated securitization vehicles’ securities as of June 30, 2012 between their amortized cost basis, amounts related to mark-to-market adjustments on securities previously classified as available-for-sale, and the portion of other-than-temporary impairments not related to expected credit losses (in thousands):

	CMBS	CDOs & Other	Total Securities
Amortized cost basis	$148,978	$30,138	$179,116
Mark-to-market adjustments on securities previously classified as available-for-sale	11	—	11
Other-than-temporary impairments recognized in accumulated other comprehensive income	(12,497)	—	(12,497)

Total book value as of June 30, 2012	$136,492	$30,138	$166,630

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details overall statistics for our consolidated securitization vehicles’ securities portfolio as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Number of securities	34	52
Number of issues	24	36
Rating (1) (2)	B+	BB+
Fixed / Floating (in millions) (3)	$166 / $1	$358 / $1
Coupon (1) (4)	6.10%	6.49%
Yield (1) (4)	6.61%	7.41%
Life (years) (1) (5)	3.1	2.5

(1)	Represents a weighted average as of June 30, 2012 and December 31, 2011, respectively.
(2)	Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security.
(3)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate securities.
(4)
Coupon is based on the securities’ contractual interest rates, while yield is based on expected cash flows for each security, and considers discounts/premiums and asset non-performance. Calculations for floating rate securities are based on LIBOR of 0.25% and 0.30% as of June 30, 2012 and December 31, 2011, respectively.

(5)	Weighted average life is based on the timing and amount of future expected principal payments through the expected repayment date of each respective investment.

The table below details the ratings and vintage distribution of our consolidated securitization vehicles’ securities as of June 30, 2012 (in thousands):

	Rating as of June 30, 2012
Vintage	AAA	AA	A	BBB	BB	B	CCC and Below	Total
2006	$—	$—	$—	$—	$—	$—	$15,098	$15,098
2005	—	—	—	—	—	—	36,700	36,700
2004	—	—	24,762	—	—	—	—	24,762
2003	9,909	—	—	3,007	1,973	—	—	14,889
2002	—	—	—	—	6,724	—	2,371	9,095
2001	—	—	—	—	—	5,427	2,264	7,691
2000	2,893	—	—	—	19,354	—	3,992	26,239
1999	—	—	5,155	—	15,022	—	—	20,177
1998	—	2,277	8,019	—	220	—	1,463	11,979
Total	$12,802	$2,277	$37,936	$3,007	$43,293	$5,427	$61,888	$166,630

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

Other-than-temporary impairments

Quarterly, we reevaluate our consolidated securitization vehicles’ securities portfolio to determine if there has been an other-than-temporary impairment based upon expected future cash flows from each securities investment. As a result of this evaluation, under the accounting guidance discussed in Note 2, during the six months ended June 30, 2012, we determined that $160,000 of impairments previously recorded in other comprehensive income should be recognized as credit losses due to a decrease in cash flow expectation for one of our securities.

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

The following table summarizes activity related to the other-than-temporary impairments of our consolidated securitization vehicles’ securities during the six months ended June 30, 2012 (in thousands):

	Gross Other-Than-Temporary Impairments	Credit Related Other-Than-Temporary Impairments	Non-Credit Related Other-Than-Temporary Impairments

December 31, 2011	$130,360	$114,223	$16,137

Additions due to change in expected cash flows	—	160	(160)
Amortization of other-than-temporary impairments	106	145	(39)
Reductions due to realized losses	(26,022)	(26,022)	—
Deconsolidation of CT Legacy Assets (1)	(25,567)	(22,126)	(3,441)

June 30, 2012	$78,877	$66,380	$12,497

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
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Unrealized losses and fair value of securities

Certain of our consolidated securitization vehicles’ securities are carried at values in excess of their fair values. This difference can be caused by, among other things, changes in credit spreads and interest rates. The following table shows the gross unrealized losses and fair value of securities for which the fair value is lower than their book value as of June 30, 2012 and that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		Greater Than 12 Months		Total

	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Book Value (1)

Floating Rate	$—	$—	$—	$—	$—	$—	$—

Fixed Rate	25.5	(10.6)	86.3	(10.1)	111.8	(20.7)	132.5

Total	$25.5	($10.6)	$86.3	($10.1)	$111.8	($20.7)	$132.5

(1)
Excludes, as of June 30, 2012, $34.1 million of securities which were carried at or below fair value and securities against which an other-than-temporary impairment equal to the entire book value was recognized in earnings.

As of June 30, 2012, 21 of our consolidated securitization vehicles' securities with an aggregate book value of $132.5 million were carried at values in excess of their fair values. Fair value for these securities was $111.8 million as of June 30, 2012. In total, as of June 30, 2012, our consolidated securitization vehicles had 34 investments in securities with an aggregate book value of $166.6 million that have an estimated fair value of $157.8 million, including 30 investments in CMBS with an estimated fair value of $138.2 million and four investments in CDOs and other securities with an estimated fair value of $19.6 million.

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

We determine fair values using third-party dealer assessments of value, and our own internal financial model-based estimations of fair value. See Note 12 for further discussion of fair value. We regularly examine our consolidated securitization vehicles’ securities portfolio and have determined that, despite these differences between book value and fair value, our expectations of future cash flows have only changed adversely for 11 of our consolidated securitization vehicles’ securities, against which we have recognized other-than-temporary-impairments. See Note 6A for additional discussion of fair value estimations.

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

We are not obligated to provide, nor have we provided, any financial support to these entities. As these securities are financed by our non-recourse CT CDOs, our exposure to loss is therefore limited to our interests in these consolidated entities. The notional amount of the subordinate debt and equity interests we retained in our CT CDOs is $162.0 million. After giving effect to certain transfers of these interests, provisions for loan losses and other-than-temporary impairments recorded as of June 30, 2012, we have no remaining net exposure to loss from these entities.

B. Loans Receivable, Net – Consolidated Securitization Vehicles
Activity relating to our consolidated securitization vehicles’ loans receivable for the six months ended June 30, 2012 was as follows (in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value (1)

December 31, 2011	$814,572	($201,974)	$612,598

Satisfactions (2)	(33,000)	—	(33,000)
Principal paydowns	(1,741)	—	(1,741)
Discount/premium amortization & other	129	—	129
Recovery of provision for loan losses	—	8	8
Realized loan losses	(5,450)	5,450	—
Deconsolidation of CT Legacy Assets (3)	(435,744)	99,394	(336,350)

June 30, 2012	$338,766	($97,122)	$241,644

(1)	Includes loans with a total principal balance of $339.8 million and $815.7 million as of June 30, 2012 and December 31, 2011, respectively.
(2)	Includes final maturities and full repayments.
(3)	As further described in Note 1, we deconsolidated CT Legacy Assets in the first quarter of 2012. As a result, these loans are no longer included in our consolidated financial statements

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details overall statistics for our consolidated securitization vehicles’ loans receivable portfolio as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Number of investments	18	71
Fixed / Floating (in millions) (1)	$44 / $198	$280 / $333
Coupon (2) (3)	4.40%	5.11%
Yield (2) (3)	4.80%	5.72%
Maturity (years) (2) (4)	3.0	3.6

(1)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate loans.
(2)	Represents a weighted average as of June 30, 2012 and December 31, 2011, respectively.
(3)	Calculations for floating rate loans are based on LIBOR of 0.25% and 0.30% as of June 30, 2012 and December 31, 2011, respectively.
(4)
For loans in CT CDOs, assumes all extension options are executed. For loans in other consolidated securitization vehicles, maturity is based on information provided by the trustees of each respective entity.

The tables below detail the types of loans in our consolidated securitization vehicles’ loan portfolio, as well as the property type and geographic distribution of the properties securing these loans, as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012		December 31, 2011
Asset Type	Book Value	Percentage	Book Value	Percentage
Subordinate interests in mortgages	$152,247	63%	$225,773	36%
Senior mortgages	69,383	29	241,323	39
Mezzanine loans	20,014	8	152,934	25
Total	$241,644	100%	$620,030	100%

Property Type	Book Value	Percentage	Book Value	Percentage
Office	$186,442	77%	$317,940	51%
Hotel	48,689	20	174,419	28
Retail	—	—	72,701	12
Healthcare	—	—	18,837	3
Other	6,513	3	36,133	6
Total	$241,644	100%	$620,030	100%

Geographic Location	Book Value	Percentage	Book Value	Percentage
Northeast	$98,893	41%	$199,361	32%
West	78,697	33	152,774	25
Southeast	34,747	14	124,456	20
Southwest	27,434	11	57,046	9
Midwest	1,873	1	24,957	4
Diversified	—	—	61,436	10
Total	$241,644	100%	$620,030	100%
Unallocated loan loss provision (1)	—		(7,432)
Net book value	$241,644		$612,598

(1)	We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. This general provision is not specifically allocable to any loan asset type, collateral property type, or geographic location, but rather to an overall pool of loans. See Note 2 for additional details.

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

The following table allocates the net book value and principal balance of our consolidated securitization vehicles’ loans receivable based on our internal risk ratings as of June 30, 2012 and December 31, 2011 (in thousands):

	Loans Receivable as of June 30, 2012			Loans Receivable as of December 31, 2011
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	7	$142,651	$142,309	22	$416,032	$415,661
4 - 5	2	78,700	78,610	3	44,057	43,945
6 - 8	9	118,457	20,725	17	271,988	76,784
N/A	—	—	—	29	83,639	83,640

Total	18	$339,808	$241,644	71	$815,716	$620,030

Unallocated loan loss provision:			—			(7,432)

Net book value			$241,644			$612,598

(1)	We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional information.

In making this risk assessment, one of the primary factors we consider is how senior or junior each loan is relative to other debt obligations of the borrower. The following tables further allocate our consolidated securitization vehicles’ loans receivable by both loan type and our internal risk ratings as of June 30, 2012 and December 31, 2011 (in thousands):

	Senior Mortgage Loans
	as of June 30, 2012			as of December 31, 2011
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	1	$2,774	$2,774	10	$117,452	$117,452
4 - 5	1	65,000	65,000	1	12,551	12,551
6 - 8	1	1,609	1,609	4	43,988	27,680
N/A	—	—	—	29	83,639	83,640

Total	3	$69,383	$69,383	44	$257,630	$241,323

(1)	We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional details.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

	Subordinate Interests in Mortgages
	as of June 30, 2012			as of December 31, 2011
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	5	$119,761	$119,521	8	$175,560	$175,314
4 - 5	1	13,700	13,610	2	31,506	31,394
6 - 8	8	116,848	19,116	9	122,306	19,065
N/A	—	—	—	—	—	—

Total	14	$250,309	$152,247	19	$329,372	$225,773

(1)	We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional details.

	Mezzanine & Other Loans
	as of June 30, 2012			as of December 31, 2011
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	1	$20,116	$20,014	4	$123,020	$122,895
4 - 5	—	—	—	—	—	—
6 - 8	—	—	—	4	105,694	30,039
N/A	—	—	—	—	—	—

Total	1	$20,116	$20,014	8	$228,714	$152,934

(1)	We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional details.

Loan impairments

The following table describes our consolidated securitization vehicles’ impaired loans as of June 30, 2012, including impaired loans that are current in their interest payments and those that are delinquent on contractual payments (in thousands):

	June 30, 2012
Impaired Loans	No. of Loans	Gross Book Value	Provision for Loan Loss	Net Book Value
Performing loans	1	$15,062	($15,062)	$—
Non-performing loans	6	87,479	(82,060)	5,419

Total impaired loans	7	$102,541	($97,122)	$5,419

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details the allocation of our consolidated securitization vehicles’ provision for loan losses as of June 30, 2012 (in thousands):

	June 30, 2012
Impaired Loans	Principal Balance	Provision for Loan Loss	Loss Severity
Subordinate interests in mortgages	$103,149	$97,122	94%
Total/Weighted Average	$103,149	$97,122	94%

Generally, we have recorded provisions for loan loss against all loans which are in maturity default, or otherwise have past-due principal payments. As of June 30, 2012, our consolidated securitization vehicles had two loans with an aggregate net book value of $40.6 million which were in maturity default but had no provision recorded. We expect to collect all principal and interest due under these loans upon their resolution.

The following table details our consolidated securitization vehicles’ average balance of impaired loans by loan type, and the income recorded on such loans subsequent to their impairment during the six months ended June 30, 2012 (in thousands):

Income on Impaired Loans for the Six Months ended June 30, 2012
Asset Type	Average Net Book Value	Income Recorded (1)
Senior Mortgage Loans	$5,642	$168
Subordinate Interests in Mortgages	5,419	328
Mezzanine & Other Loans	6,846	210
Total	$17,907	$706

(1)	Substantially all of the income recorded on impaired loans during the period was received in cash.

Nonaccrual loans

In accordance with our revenue recognition policies discussed in Note 2, we do not accrue interest on loans which are 90 days past due or, in the opinion of management, are otherwise uncollectable. Accordingly, we do not have any material interest receivable accrued on nonperforming loans as of June 30, 2012.

The following table details our consolidated securitization vehicles’ loans receivable which are on nonaccrual status as of June 30, 2012 (in thousands):

Nonaccrual Loans Receivable as of June 30, 2012
Asset Type	Principal Balance	Net Book Value
Subordinate Interests in Mortgages	$103,149	$5,419
Total	$103,149	$5,419

Loan modifications

During the six months ended June 30, 2012, there were no modifications of loans in consolidated securitization vehicles that were considered troubled debt restructurings, as defined under GAAP. A troubled debt restructuring is generally any modification of a loan to a borrower that is experiencing financial difficulties, where a lender agrees to terms that are more favorable to the borrower than is otherwise available in the current market.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

C. Real Estate Held-for-Sale – Consolidated Securitization Vehicles

Activity relating to our consolidated securitization vehicles’ real estate held-for-sale for the six months ended June 30, 2012 was as follows (in thousands):

	Gross Book Value	Other-Than-Temporary Impairment	Net Book Value

December 31, 2011	$24,960	($14,618)	$10,342

Deconsolidation of CT Legacy Assets (1)	(24,960)	14,618	(10,342)

June 30, 2012	$—	$—	$—

(1)	As further described in Note 1 above, we deconsolidated CT Legacy Assets in the first quarter of 2012. As a result, the real estate held-for-sale is no longer included in our consolidated financial statements.

D. Debt Obligations – Consolidated Securitization Vehicles

As of June 30, 2012 and December 31, 2011, our consolidated securitization vehicles had $518.1 million and $1.2 billion of total non-recourse securitized debt obligations outstanding, respectively. The balances of each entity’s outstanding securitized debt obligations, their respective coupons and all-in effective costs, including the amortization of fees and expenses, were as follows (in thousands):

	June 30, 2012		December 31, 2011	June 30, 2012
Non-Recourse Securitized Debt Obligations	Principal Balance	Book Value	Book Value	Coupon(1)	All-In Cost(1)		Maturity Date(2)
CT CDOs
CT CDO I	$95,088	$95,088	$121,409	1.26%	1.28%		July 2039
CT CDO II	160,743	160,743	199,751	0.94%	1.21%		March 2050
CT CDO III	—	—	199,553	N/A	N/A		N/A
CT CDO IV (3)	211,757	211,757	221,540	1.05%	1.20%		October 2043
Total CT CDOs	467,588	467,588	742,253	1.06%	1.22%		February 2045

Other securitization vehicles
GMACC 1997-C1	—	—	83,672	N/A	N/A		N/A
GECMC 00-1 H	—	—	24,847	N/A	N/A		N/A
GSMS 2006-FL8A	50,552	50,552	50,552	1.09%	1.09%		June 2020
MSC 2007-XLCA	—	—	310,083	N/A	N/A		N/A
JPMCC 2004-FL1A	—	—	—	N/A	N/A		N/A
Total other securitization vehicles	50,552	50,552	469,154	1.09%	1.09%		June 2020

Total/Weighted Average	$518,140	$518,140	$1,211,407	1.06%	1.21	% (4)	September 2042

(1)	Represents a weighted average for each respective facility, assuming LIBOR of 0.25% at June 30, 2012 for floating rate debt obligations.
(2)
Maturity dates represent the contractual maturity of each securitization trust. Repayment of securitized debt is a function of collateral cash flows which are disbursed in accordance with the contractual provisions of each trust, and is generally expected to occur prior to the maturity date above.

(3)	Comprised, at June 30, 2012, of $198.0 million of floating rate notes sold and $13.8 million of fixed rate notes sold.
(4)
Including the impact of interest rate hedges with an aggregate notional balance of $282.0 million as of June 30, 2012, the effective all-in cost of our consolidated securitization vehicles’ debt obligations would be 4.07% per annum.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

CT CDOs

As of June 30, 2012, our consolidated CT CDOs, CT CDO I, CT CDO II, and CT CDO IV, included three separate issuances with a total face value of $467.6 million. As of June 30, 2012, loans receivable and securities with a book balance of $175.0 million and $166.6 million, respectively, were financed by our three consolidated CT CDOs. As of December 31, 2011, loans receivable and securities with a book balance of $208.3 million and $359.0 million, respectively, were financed by our four consolidated CT CDOs, one of which was deconsolidated as of February 10, 2012.

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

Further, due to the hyper-amortization of senior notes, certain subordinate classes are accruing unpaid interest, resulting in an increased liability to these classes. As senior notes which carry a lower rate of interest continue to hyper-amortize, and certain subordinate notes continue to accrue deferred interest, the weighted average cost of debt for our consolidated CT CDOs has and will continue to increase.

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

The maximum potential amount of future payment we may be required to make to repurchase assets is $790.7 million, the current face amount of all loans and securities in our four CT CDOs. In certain cases, we may be able to reduce the impact of any such purchase obligation through recoveries from the exercise of remedies against the institution from which we acquired the asset and received substantially the same representations and warranties. This potential recoverable amount is not currently estimable and would depend on the nature of the representation and warranty breached and the circumstances under which each asset was transferred to the CT CDO. Since inception, we have not been required to repurchase any assets nor have we received any notice of assertion of a potential breach of any representation or warranty. Any payment required to repurchase a loan or security could materially impact our liquidity.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

As of June 30, 2012, loans receivable with an aggregate book value of $66.6 million serve as collateral for the securities issued by these two other consolidated securitization vehicles. As of December 31, 2011, loans receivable with an aggregate book value of $404.3 million serve as collateral for the securities issued by these five other consolidated securitization vehicles, three of which was deconsolidated as of February 10, 2012.

E. Derivative Financial Instruments – Consolidated Securitization Vehicles

The following table summarizes the notional amounts and fair values of our consolidated securitization vehicles’ interest rate swaps as of June 30, 2012 and December 31, 2011 (in thousands). The notional amount provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk.

	June 30, 2012			June 30, 2012	December 31, 2011
Counterparty	Notional Amount	Interest Rate (1)	Maturity	Fair Value	Fair Value
Swiss RE Financial	$230,845	5.10%	2015	($17,411)	($20,540)
Bank of America	35,502	4.58%	2014	(1,788)	(2,368)
Bank of America	10,535	5.05%	2016	(1,419)	(1,461)
Bank of America	5,104	4.12%	2016	(575)	(573)
Total/Weighted Average	$281,986	5.01%	2015	($21,193)	($24,942)

(1)	Represents the gross fixed interest rate we pay to our counterparties under these derivative instruments. We receive an amount of interest indexed to one-month LIBOR on all of our interest rate swaps.

As of both June 30, 2012 and December 31, 2011, all of the derivative financial instruments of our consolidated securitization vehicles were classified as cash flow hedges, and recorded at fair value as interest rate hedge liabilities on our consolidated balance sheet.

The table below shows amounts recorded to other comprehensive income and amounts recorded to interest expense from other comprehensive income for the six months ended June 30, 2012 and 2011 (in thousands):

	Amount of net loss recognized		Amount of loss reclassified from OCI
	in OCI for the six months ended (1)		to income for the six months ended (2)

Hedge	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest rate swaps	($3,749)	$2,613	($6,855)	($7,837)

(1)	Represents the amount of unrealized gains and losses recorded to other comprehensive income during the period, net of the amount reclassified to interest expense.
(2)	Represents net amounts paid to swap counterparties during the period, which are included in interest expense, offset by an immaterial amount of non-cash swap amortization.

All of our consolidated securitization vehicles’ interest rate swaps were classified as highly effective for all of the periods presented. Over the next twelve months, as we make payments under our hedge agreements, we expect approximately $10.8 million to be reclassified from other comprehensive income to interest expense. This amount is generally equal to the present value of expected payments under the respective derivative contracts.

As of June 30, 2012, our consolidated securitization vehicles have not posted any assets as collateral under derivative agreements.

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

Common Stock
Shares of class A common stock are entitled to vote on all matters presented to a vote of shareholders, except as provided by law or subject to the voting rights of any outstanding preferred stock. Holders of record of shares of class A common stock on the record date fixed by our board of directors are entitled to receive such dividends as may be declared by the board of directors subject to the rights of the holders of any outstanding preferred stock. A total of 23,173,226 shares of class A common stock and stock units were issued and outstanding as of June 30, 2012.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

We did not repurchase any of our class A common stock during the six months ended June 30, 2012, other than the 6,959 shares we acquired pursuant to elections by incentive plan participants to satisfy tax withholding obligations through the surrender of shares equal in value to the amount of the withholding obligation incurred upon the vesting of restricted class A common stock.

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

No dividends were declared during the six months ended June 30, 2012 or 2011.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Accumulated Other Comprehensive Loss
The following table details the primary components of accumulated other comprehensive loss as of June 30, 2012, and significant activity for the six months ended June 30, 2012 (in thousands):

Accumulated Other Comprehensive Loss	Market on Interest Rate Hedges	Deferred Gains on Settled Hedges	Other-than-Temporary Impairments	Unrealized Gains on Securities	Total

Total as of December 31, 2011	($27,423)	$56	($16,578)	$3,361	($40,584)

Unrealized gain on derivative financial instruments	3,749	—	—	—	3,749
Ineffective portion of cash flow hedges (1)	2,481	—	—	—	2,481
Amortization of net unrealized gains on securities	—	—	—	(765)	(765)
Amortization of net deferred gains on settlement of swaps	—	(56)	—	—	(56)
Other-than-temporary impairments of securities (2)	—	—	203	—	203
Deconsolidation of CT Legacy Assets (3)	—	—	3,879	(2,586)	1,293

Total as of June 30, 2012	($21,193)	$—	($12,496)	$10	($33,679)

Allocation to non-controlling interest (3)					—

Accumulated other comprehensive loss as of June 30, 2012					($33,679)

(1)
As a result of the deconsolidation of CT Legacy Assets in the first quarter of 2012, the balance of accumlated other comprehensive income related to cash flow hedges of CT Legacy Assets was reclassified to interest expense.

(2)	Represents other-than-temporary impairments of securities in excess of credit losses, including amortization of prior other-than-temporary impairments of $391,000.
(3)
As further described in Note 1 above, we deconsolidated CT Legacy Assets in the first quarter of 2012. As a result, the balances of accumulated other comprehensive income related to CT Legacy Assets, including those allocable to noncontrolling interests are no longer included in our consolidated financial statements.

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

The following table describes activity relating to noncontrolling interests for the six months ended June 30, 2012 (in thousands):

Noncontrolling Interests

December 31, 2011	($18,515)

Net income attributable to noncontrolling interests	75,137
Other comprehensive income attributable to noncontrolling interests	10
Distributions to noncontrolling interests	(7)

June 30, 2012	$56,625

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

As of December 31, 2011, the noncontrolling interests recorded on our consolidated balance sheet was a deficit, which reflected the consolidated book value of CT Legacy REIT, including certain securitization vehicles in which losses had been recorded in excess of CT Legacy REIT’s net investment. As a result of our deconsolidation of CT Legacy Assets during the first quarter of 2012, the impact of these excess losses has been reversed, resulting in a positive allocation to noncontrolling interests as of June 30, 2012.

Earnings Per Share
The following table sets forth the calculation of Basic and Diluted earnings per share, or EPS, based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the three and six months ended June 30, 2012 (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Net	Wtd. Avg.	Per Share	Net	Wtd. Avg.	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS:
Net income allocable to common stock	$2,283	22,893,522	$0.10	$68,836	22,865,819	$3.01
Effect of Dilutive Securities:
Warrants outstanding for the purchase of common stock	—	1,533,335		—	1,487,570
Diluted EPS:
Net income per share of common stock and assumed conversions	$2,283	24,426,857	$0.09	$68,836	24,353,388	$2.83

The following table sets forth the calculation of Basic and Diluted EPS based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the three and six months ended June 30, 2011 (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Net	Wtd. Avg.	Per Share	Net	Wtd. Avg.	Per Share
	Income	Shares(1)	Amount	Income	Shares(1)	Amount
Basic EPS:
Net (loss) income allocable to common stock	($1,845)	22,723,146	($0.08)	$252,740	22,580,143	$11.19
Effect of Dilutive Securities:
Warrants outstanding for the purchase of common stock	—	—		—	1,444,079
Diluted EPS:
Net income (loss) per share of common stock and assumed conversions	($1,845)	22,723,146	($0.08)	$252,740	24,024,222	$10.52

(1)	Diluted EPS excludes 3.5 million warrants which were not dilutive for the period. These instruments could potentially impact Diluted EPS in future periods, depending on changes in our stock price.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 9. General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2012 and 2011 consisted of the following (in thousands):

	Six Months Ended June 30,
General and Administrative Expenses	2012	2011
Personnel costs	$5,165	$4,705
Restructuring awards	—	2,750
Professional services	1,765	2,878
Operating and other costs	1,670	997
Subtotal	8,600	11,330

Non-cash personnel costs
Management incentive awards plan - CT Legacy REIT	181	2,980
Employee stock-based compensation	210	317
Subtotal	391	3,297

Expenses of consolidated securitization vehicles	61	301
Total	$9,052	$14,928

Management Incentive Awards Plan

Upon completion of our March 2011 restructuring, we granted senior level employees incentive awards issued under our long term incentive plan that participate in amounts earned from our retained equity interest in CT Legacy REIT. The awards provide payments to an employee pool of an amount equal to as much as 6.75% of the dividends paid (subject to certain caps) to the common equity holders of CT Legacy REIT’s obligations, when and if distributed to us as dividends. See Note 11 for further discussion.

Note 10. Income Taxes

Capital Trust, Inc. has made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal, state, and local income taxes except for the operations of our taxable REIT subsidiary, CTIMCO. The primary benefit from this election is that we are able to deduct dividends paid to our shareholders from the calculation of taxable income, effectively eliminating corporate taxes on the operations of the REIT. In order to qualify as a REIT, our activities must focus on real estate investments and we must meet certain asset, income, ownership and distribution requirements. These qualifications have become more difficult to meet in light of the transfer of our legacy portfolio to CT Legacy REIT in conjunction with our March 2011 restructuring, and the lack of new, replacement investment activity. If we fail to maintain our qualification as a REIT, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates. As of June 30, 2012 and December 31, 2011, Capital Trust, Inc. was in compliance with all REIT requirements.

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
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 11. Employee Benefit and Incentive Plans

Stock-Based Incentive Plans

We had stock-based incentive awards outstanding under three benefit plans as of June 30, 2012: (i) our amended and restated 1997 non-employee director stock plan, or 1997 Director Plan, (ii) our 2007 long term incentive plan, or 2007 Plan, and (iii) our 2011 long term incentive plan, or 2011 Plan. The 1997 Director Plan and the 2007 Plan expired in 2007 and 2011, respectively and no new awards may be issued under them. In March 2011, in addition to the 300,000 shares awarded to our three named executive officers, our board’s compensation committee authorized our chief executive officer to grant 100,000 shares under the 2007 Plan to other officers and employees designated by him. These 100,000 shares were awarded to employees in January 2012.

Under the 2011 Plan, a maximum of 1.0 million shares of class A common stock may be issued. Shares canceled under previous plans are available to be reissued under the 2011 Plan. As of June 30, 2012, there were 633,000 shares available under the 2011 Plan.

Under these plans, our employees are issued shares of our restricted class A common stock. We record grant date fair value of these shares as an expense over their vesting period. These shares vest either (i) pro-rata over a three-year service period, or (ii) upon the attainment of certain pre-specified performance measures within a prescribed timeframe subject to continued employment.

As of June 30, 2012, unvested share-based compensation consisted of 536,536 shares of restricted class A common stock with an unamortized value of $1.2 million. Subject to vesting conditions and the continued employment of certain employees, $934,000 of these costs will be recognized as compensation expense during the second half of 2012 and the remainder will be recognized over the next two years.

Activity under these three plans for the six months ended June 30, 2012 is summarized in the table below in share and share equivalents:

Benefit Type (1)	1997 Director Plan	2007 Plan	2011 Plan	Total
Restricted Class A Common Stock
Beginning balance	—	244,424	—	244,424
Granted	—	375,000	—	375,000
Vested, deferred or forfeited	—	(82,888)	—	(82,888)
Ending balance (2)	—	536,536	—	536,536

Stock Units (3)
Beginning balance	68,544	438,260	55,531	562,335
Granted and deferred	—	60,000	35,784	95,784
Ending balance	68,544	498,260	91,315	658,119

Total outstanding	68,544	1,034,796	91,315	1,194,655

(1)	No stock options are outstanding under any of our plans.
(2)
Includes (i) 275,000 performance based awards that contingently vest upon the attainment of certain pre-specified performance measures, and (ii) 250,000 time based awards that vest based upon an employee’s continued employment on pre-established vesting dates.

(3)	Stock units are granted to certain members of our board of directors in lieu of cash compensation for services and in lieu of dividends earned on previously granted stock units. In addition, certain of our employees have elected to defer the vesting of their restricted shares.

A summary of the unvested restricted class A common stock as of and for the six months ended June 30, 2012 was as follows:

	Restricted Class A Common Stock
	Shares	Grant Date Fair Value
Unvested at December 31, 2011	244,424	$2.65
Granted	375,000	2.77
Vested, deferred or forfeited	(82,888)	3.56
Unvested at June 30, 2012	536,536	$2.64

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

The total grant date fair value of restricted shares that vested during the six months ended June 30, 2012 and 2011 was $184,000 and $231,000, respectively.

CTOPI Incentive Management Fee Grants

In addition to the equity interests detailed above, we may grant percentage interests in the incentive compensation received by us from certain of our investment management vehicles. In January 2011, we created a pool for employees equal to 45% of the CTOPI incentive management fee received by us. As of June 30, 2012, we had granted 92.5% of the pool to our employees and the remainder remains unallocated. These grants have the following employment-based vesting schedule: (i) one-third vests on the date of grant, (ii) one-third vests upon the expiration of the investment period of CTOPI, currently September 2012, and (iii) the remainder vests upon our receipt of incentive management fees from CTOPI.

CT Legacy REIT Management Incentive Awards Plan

In conjunction with our March 2011 restructuring, we created an employee pool for up to 6.75% of the dividends paid to the common equity holders of CT Legacy REIT (subject to certain caps and priority distributions). As of June 30, 2012, incentive awards for 83.5% of the pool were granted to our employees and the remainder remains unallocated. Approximately 90% of these grants have the following employment-based vesting schedule: (i) 25% vests on the date of grant, (ii) 25% vests in March 2013, (iii) 25% vests in March 2014, and (iv) the remainder vests upon our receipt of dividends from CT Legacy REIT. The remaining 10% of these grants vest upon our receipt of dividends from CT Legacy REIT.

Strategic Transaction Related Awards

On June 27, 2012, our compensation committee authorized contingent awards in the form of restricted class A common stock and cash bonuses to our chief executive officer, Stephen D. Plavin, chief financial officer, Geoffrey G. Jervis, and our chief credit officer, Thomas C. Ruffing. Subject to their continued employment, these awards vest if a strategic transaction has been consummated, or definitive documentation governing a strategic transaction has been entered into, prior to December 31, 2012.

These awards provided for grants of 125,000, 100,000 and 50,000 shares of restricted common stock and cash bonuses of $500,000, $400,000 and $100,000 to Messrs. Plavin, Jervis, and Ruffing, respectively.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes our assets and liabilities, including those of CT Legacy REIT and our consolidated securitization vehicles, which are recorded at fair value as of June 30, 2012 (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Other	Significant
	Total	in Active	Observable	Unobservable
	Fair Value at	Markets	Inputs	Inputs
	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:

Investment in CT Legacy Assets	$90,700	$—	$—	$90,700

Securitization vehicles' interest rate hedge liabilities	($21,193)	$—	($21,193)	$—

Measured on a nonrecurring basis:

Securitization vehicles' impaired loans receivable (1) :
Subordinate interests in mortgages	$5,419	$—	$—	$5,419

(1)	Loans receivable against which we have recorded a provision for loan losses as of June 30, 2012.

The following table reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Loans	Real Estate	Investment in
	Held-for-Sale	Held-for-Sale	CT Legacy Assets
December 31, 2011	$30,875	$10,342	$—
Deconsolidation of CT Legacy Assets	(30,875)	(10,342)	89,677
Contributions to CT Legacy Assets	—	—	31,938
Distributions from CT Legacy Assets	—	—	(38,572)

Adjustments to fair value included in earnings:
Fair value adjustment on investment in CT Legacy Assets	—	—	7,657

June 30, 2012	$—	$—	$90,700

The fair values of each type of asset recorded at fair value using Level 3 inputs are determined by an internal committee comprised of senior management including our chief executive officer, chief financial officer and our chief credit officer and head of asset management. The following methods and assumptions were used to estimate the fair value of each type of asset and liability which was recorded at fair value as of June 30, 2012:

Investment in CT Legacy Assets: We have elected the fair value option of accounting for CT Legacy REIT’s investment in CT Legacy Assets, pursuant to which we record this investment at fair value rather than at our historical cost investment amount. We made this election due to our determination that the fair value of the investment in CT Legacy Assets, as a net liquidating portfolio of assets subject to a non-recourse repurchase facility, is more meaningful and indicative of our interests in CT Legacy Assets than equity method accounting. Consequently, we arrive at the fair value of our Investment in CT Legacy Assets by discounting expected cash flows after the repayment of the repurchase facility. To determine the expected cash flows of CT Legacy Assets, management estimates the timing and recovery amount for each of its assets, and then applies the proceeds to first satisfy the repurchase facility. The remaining cash flows are discounted to their present value to arrive at the fair value of CT Legacy Assets. The key assumptions for significant unobservable inputs are: (i) a discount rate of 20%, and (ii) loss severities ranging from 0% to 100% against the underlying assets. A change in the discount rate used by 100 basis points would change the fair value of CT Legacy REIT’s investment in CT Legacy Assets by approximately $2.5 million.

Interest rate hedge liabilities: Interest rate hedges are valued using advice from a third-party derivative specialist, based on a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs such as credit valuation adjustments due to the risk of non-performance by both us and our counterparties. See Note 7 for additional details on our interest rate hedges. We have made an accounting policy decision to utilize the so-called “portfolio exception” under ASC paragraph 820-10-35-18D, and have valued our interest rate hedge liabilities, as applicable, on a net basis.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Impaired securities held-to-maturity: Securities which are other-than-temporarily impaired are generally valued by a combination of (i) obtaining assessments from third-party dealers and, (ii) in cases where such assessments are unavailable or, in the opinion of management, deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates. In the case of internal models, expected cash flows of each security are based on management’s assumptions regarding the collection of principal and interest on the underlying loans and securities. There were no securities which were impaired during the three months ended June 30, 2012. Previously impaired securities have been subsequently adjusted for amortization, and are therefore no longer reported at fair value as of June 30, 2012.

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

Additional details of our consolidated securitization vehicles’ loans which were recorded at fair value as of June 30, 2012 are described below:

Subordinate interests in mortgages: Seven of our consolidated securitization vehicles’ subordinate interests in mortgage loans with an aggregate principal balance of $103.1 million are reported at fair value as of June 30, 2012, including three hotel loans ($60.7 million), two office loans ($27.8 million), one retail loan ($4.4 million) and one mixed-use/other loan ($10.2 million). The loans have a weighted average maturity of December 2011 and a weighted average coupon of 3.2% per annum as of June 30, 2012.

The following table lists the range of key assumptions used for arriving at the fair value of each of these types of loans.

	Assumption Ranges for Significant Unobservable Inputs (Level 3)
Collateral Type	Capitalization Rate	Occupancy	Loss Severity (1)
Office	N/A	N/A	50% - 100%
Hotel	9% - 15%	75% - 83%	N/A
Retail	10%	90%	N/A
Mixed Use / Other	N/A	N/A	79%

(1)	In certain cases a loss severity based on inputs from third-parties including appraisals on, and bids for, underlying collateral were utilized to compute the fair value of the impaired loans.

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

Fair Value of Financial Instruments
	June 30, 2012			December 31, 2011
	Carrying Amount	Face Amount	Fair Value	Carrying Amount	Face Amount	Fair Value
Financial assets:
Cash and cash equivalents	$34,604	$34,604	$34,604	$34,818	$34,818	$34,818
Loans receivable, net	1,619	1,619	1,586	19,282	19,282	17,354

CT Legacy REIT
Restricted cash	15,433	15,433	15,433	12,985	12,985	12,985
Securities held-to-maturity	N/A	N/A	N/A	2,602	29,251	1,638
Loans receivable, net	N/A	N/A	N/A	206,514	435,973	180,439
Investment in CT Legacy Asset	90,700	N/A	90,700	N/A	N/A	N/A

Securitization Vehicles
Securities held-to-maturity	166,630	248,862	157,843	358,972	490,940	350,180
Loans receivable, net	241,644	339,808	220,450	612,598	815,716	570,936

Financial liabilities:
Secured notes	8,176	8,176	6,965	7,847	7,847	6,436
Participations sold	1,619	1,619	1,586	19,282	19,282	17,354

CT Legacy REIT
Repurchase obligations	N/A	N/A	N/A	58,464	58,464	54,556
Mezzanine loan	N/A	N/A	N/A	55,111	55,111	71,475
Participations sold	N/A	N/A	N/A	97,465	97,465	—

Securitization Vehicles
Securitized debt obligations	518,140	518,140	301,960	1,211,407	1,210,992	767,619

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

Restricted cash: The carrying amount of restricted cash is considered to be a reasonable estimate of fair value.

Securities held-to-maturity: These investments, other than securities that have been other-than-temporarily impaired, are recorded on an amortized cost basis and not at fair value. The fair values presented above have been estimated by a combination of (i) obtaining assessments from third-party dealers and, (ii) in cases where such assessments are unavailable or, in the opinion of management, deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates. The expected cash flows of each security are based on management’s assumptions regarding the collection of principal and interest on the underlying loans and securities.

Secured notes: These notes are recorded at their aggregate principal balance and not at fair value. The fair value was estimated based on the rate at which a similar credit facility would be priced today.

Participations sold: These liabilities are recorded at their amortized cost and not at fair value. The fair values presented above are consistent with those presented for the related loan assets.

Repurchase obligations: These facilities were recorded at their aggregate principal balance and not at fair value. The fair value was estimated based on the rate at which a similar credit facility would be priced today.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Mezzanine loan: This instrument was recorded at its amortized cost and not at fair value. The fair value was estimated based on the rate at which a similar credit facility would be priced today.

Securitized debt obligations: These obligations are recorded at the face value of outstanding obligations to third-parties and not at fair value. The fair values presented above have been estimated by obtaining assessments from third-party dealers.

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

Interest paid on our outstanding debt obligations during the six months ended June 30, 2012 and 2011 was $17.1 million and $63.5 million, respectively. This includes interest paid by consolidated variable interest entities. The difference between interest expense on our consolidated statement of operations and interest paid is primarily due to non-cash interest expense recorded on amortization of discount of the Five Mile mezzanine loan, interest rate swaps, loan participations sold and deferred interest on various debt obligations.

Net taxes paid by us during the six months ended June 30, 2012 and 2011 were $1.1 million and $410,000, respectively. The taxes paid in 2012 relate primarily to the investment management activities of our taxable REIT subsidiary, CTIMCO.

Significant non-cash investing and financing activities, which are not presented on our consolidated statements of cash flows, primarily includes the repayments of our loan participations sold assets and liabilities.

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

On November 9, 2006, we commenced our CT High Grade MezzanineSM, or CT High Grade I, investment management initiative and entered into three separate account agreements with affiliates of W. R. Berkley Corporation, or WRBC, with an aggregate commitment of $250.0 million, which was subsequently increased to $350.0 million in July 2007. Subsequent to the expiration of the CT High Grade I investment period, we continued to invest on behalf of WRBC under the CT High Grade I platform on a non-discretionary basis, bringing CT High Grade I’s total investments to $534.0 million as of June 30, 2012. Pursuant to these agreements, we invested capital on behalf of WRBC in commercial real estate mortgages, mezzanine loans and participations therein. The separate accounts are entirely funded with committed capital from WRBC and are managed by a subsidiary of CTIMCO. CTIMCO earns a management fee equal to 0.25% per annum on invested assets.

WRBC beneficially owned common stock representing approximately 16.6% of our outstanding common stock and stock units as of July 20, 2012, and a member of our board of directors is an employee of WRBC. In addition, wholly-owned subsidiaries of WRBC are investors in certain private funds under Five Mile’s management. As discussed in Notes 1 and 7, Five Mile provided an $83.0 million mezzanine loan to CT Legacy REIT in connection with our March 2011 restructuring, and holds a significant interest in the common equity of CT Legacy REIT. In February 2012 we refinanced CT Legacy REIT’s Five Mile mezzanine loan and repurchase facility with a single, new $124.0 million repurchase facility with JPMorgan.

In July 2008, CTOPI, a private equity fund that we manage, held its final closing completing its capital raise with $540 million total equity commitments. EGI-Private Equity II, L.L.C., an affiliate under common control of the chairman of our board of directors, owns a 3.7% limited partner interest in CTOPI. During the six months ended June 30, 2012, we recorded $1.3 million of fees from CTOPI, $54,000 of which were attributable to EGI-Private Equity II, L.L.C.

CTOPI has purchased $75.5 million face value of our CT CDO notes in the open market for $40.4 million. These purchases were from third-parties, and were not sold by us.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 15. Segment Reporting

We operate in two reportable segments. We have an internal information system that produces performance and asset data for our two segments along service lines.

The Balance Sheet Investment segment includes our consolidated portfolio of interest earning assets and the financing thereof. The Investment Management segment includes the investment management activities of our wholly-owned investment management subsidiary, CT Investment Management Co., LLC, or CTIMCO, and its subsidiaries, as well as our co-investments in investment management vehicles. CTIMCO is a taxable REIT subsidiary and serves as the investment manager of Capital Trust, Inc., all of our investment management vehicles and CT CDOs, and serves as senior servicer and special servicer for certain of our investments and for third-parties.

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the six months ended, and as of, June 30, 2012 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total

Income from loans and other investments:
Interest and related income	$21,479	$—	$—	$21,479
Less: Interest and related expenses	28,754	—	—	28,754
Income from loans and other investments, net	(7,275)	—	—	(7,275)

Other revenues:
Management fees from affiliates	—	4,433	(1,238)	3,195
Servicing fees	—	3,754	(369)	3,385
Total other revenues	—	8,187	(1,607)	6,580

Other expenses
General and administrative	3,171	7,119	(1,238)	9,052
Servicing fees expense	369	—	(369)	—
Total other expenses	3,540	7,119	(1,607)	9,052

Total other-than-temporary impairments of securities	—	—	—	—
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	(160)	—	—	(160)
Net impairments recognized in earnings	(160)	—	—	(160)

Recovery of provision for loan losses	8	—	—	8
Fair value adjustment on investment in CT Legacy Assets	7,657	—	—	7,657
Gain on deconsolidation of subsidiary	146,380	—	—	146,380
Income from equity investments	—	901	—	901
Income before income taxes	143,070	1,969	—	145,039
Income tax provision	300	766	—	1,066
Net income	$142,770	$1,203	—	$143,973
Less: Net income attributable to noncontrolling interests	(75,137)	—	—	(75,137)
Net income attributable to Capital Trust, Inc.	$67,633	$1,203	$—	$68,836

Total assets	$563,467	$20,770	$—	$584,237

All revenues were generated from external sources within the United States. The Investment Management segment received intercompany preferred dividend income of $1.2 million from the Balance Sheet segment for the six months ended June 30, 2012. In addition, the Investment Management segment earned fees of $369,000 for serving as collateral manager of the CT CDOs consolidated under our Balance Sheet Investment segment as well as special servicing activity for certain CT CDO assets for the six months ended June 30, 2012.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the six months ended, and as of, June 30, 2011 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total
Income from loans and other investments:
Interest and related income	$69,545	$—	$—	$69,545
Less: Interest and related expenses	58,543	—	—	58,543
Income from loans and other investments, net	11,002	—	—	11,002

Other revenues:
Management fees from affiliates	—	3,800	(626)	3,174
Servicing fees	—	1,181	(433)	748
Total other revenues	—	4,981	(1,059)	3,922

Other expenses:
General and administrative	3,428	12,126	(626)	14,928
Servicing fee expense	433	—	(433)	—
Total other expenses	3,861	12,126	(1,059)	14,928

Total other-than-temporary impairments of securities	(4,933)	—	—	(4,933)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	(3,271)	—	—	(3,271)
Net impairments recognized in earnings	(8,204)	—	—	(8,204)

Recovery of provision for loan losses	17,249	—	—	17,249
Valuation allowance on loans held-for-sale	(224)	—	—	(224)
Gain on extinguishment of debt	250,976	—	—	250,976
Income from equity investments	—	1,797	—	1,797
Income (loss) before income taxes	266,938	(5,348)	—	261,590
Income tax provision (benefit)	2,332	(882)	—	1,450
Net income (loss)	$264,606	($4,466)	$—	$260,140
Less: Net income attributable to noncontrolling interests	(7,400)	—	—	(7,400)
Net income (loss) attributable to Capital Trust, Inc.	$257,206	($4,466)	$—	$252,740

Total assets	$2,360,192	$9,219	($4,011)	$2,365,400

All revenues were generated from external sources within the United States. The Investment Management segment received intercompany preferred dividend income of $626,000 from the Balance Sheet segment for the six months ended June 30, 2011. In addition, the Investment Management segment earned fees of $433,000 for serving as collateral manager of the CT CDOs consolidated under our Balance Sheet Investment segment as well as special servicing activity for certain CT CDO assets for the six months ended June 30, 2011.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the three months ended, and as of, June 30, 2012 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total

Income from loans and other investments:
Interest and related income	$6,763	$—	$—	$6,763
Less: Interest and related expenses	5,413	—	—	5,413
Income from loans and other investments, net	1,350	—	—	1,350

Other revenues:
Management fees from affiliates	—	2,229	(619)	1,610
Servicing fees	—	1,498	(133)	1,365
Total other revenues	—	3,727	(752)	2,975

Other expenses
General and administrative	1,642	3,717	(619)	4,740
Servicing fees expense	133	—	(133)	—
Total other expenses	1,775	3,717	(752)	4,740

Fair value adjustment on investment in CT Legacy Assets	3,704	—	—	3,704
Income from equity investments	—	205	—	205
Income (loss) before income taxes	3,279	215	—	3,494
Income tax (benefit) provision	—	143	—	143
Net income (loss)	$3,279	$72	—	$3,351
Less: Net income attributable to noncontrolling interests	(1,068)	—	—	(1,068)
Net income (loss) attributable to Capital Trust, Inc.	$2,211	$72	$—	$2,283

Total assets	$563,467	$20,770	$—	$584,237

All revenues were generated from external sources within the United States. The Investment Management segment received intercompany preferred dividend income of $619,000 from the Balance Sheet segment for the three months ended June 30, 2012. In addition, the Investment Management segment earned fees of $133,000 for serving as collateral manager of the CT CDOs consolidated under our Balance Sheet Investment segment as well as special servicing activity for certain CT CDO assets for the three months ended June 30, 2012.

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
Less: Net income attributable to noncontrolling
interests	(8,069)	—	—	(8,069)
Net (loss) income attributable to
Capital Trust, Inc.	($2,717)	$872	$—	($1,845)

Total assets	$2,360,192	$9,219	($4,011)	$2,365,400

All revenues were generated from external sources within the United States. The Investment Management segment received intercompany preferred dividend income of $191,000 from the Balance Sheet segment for the three months ended June 30, 2011. In addition, the Investment Management segment earned fees of $211,000 for serving as collateral manager of the CT CDOs consolidated under our Balance Sheet Investment segment as well as special servicing activity for certain CT CDO assets for the three months ended June 30, 2011.

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

Introduction
We are a fully integrated, self-managed, real estate finance and investment management company that specializes in credit sensitive financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third-parties through a series of investment management vehicles. Our business model is designed to produce a mix of net interest margin from our balance sheet investments and fee income and co-investment income from our investment management vehicles. In managing our operations, we focus on originating investments, managing our portfolios and capitalizing our businesses. From the inception of our finance business in 1997 through June 30, 2012, we have completed approximately $12.0 billion of investments in the commercial real estate debt arena. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes. We are traded on the New York Stock Exchange, or NYSE, under the symbol “CT”, and are headquartered in New York City.

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

Beginning in the first quarter of 2012, CT Legacy REIT no longer consolidates one of its subsidiaries, CT Legacy Asset, LLC, or CT Legacy Assets, and instead accounts for its net equity investment in CT Legacy Assets on a fair value basis. See Note 1 to our consolidated financial statements for additional discussion.

Discussion of Operations
We include below in our discussion of operations: (i) an overview of the operations of our parent company, Capital Trust, Inc., including its wholly-owned investment management subsidiary, CTIMCO, (ii) a discussion of the consolidated balance sheet and operating results of Capital Trust, Inc. prepared in accordance with GAAP, (iii) a discussion of the adjusted balance sheet of Capital Trust, Inc., and (iv) a discussion of CT Legacy REIT.

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

I. Capital Trust, Inc.

Subsequent to our March 2011 restructuring, our business has focused on managing the operations of our investment management and special servicing platform, and the recovery from the legacy investments within CT Legacy REIT’s portfolio. Our investment management business is operated through our wholly-owned taxable subsidiary, CT Investment Management Co., LLC, or CTIMCO, and includes: (i) management of our public company parent, Capital Trust, Inc.; (ii) collateral management of the four CT CDOs which we have sponsored; (iii) special servicing of investments within both our public company and private equity portfolios, as well as for third-parties; and (iv) sponsorship and management of our private equity management mandates, which are described below.

Investment Management Overview
We act as an investment manager for ourselves and third-parties and as special servicer for certain of our loan investments, as well as for third-parties. The table below details investment management and special servicing fee revenue generated by CTIMCO for the six months ended June 30, 2012 and 2011 (in thousands):

Investment Management Revenues
	June 30, 2012	June 30, 2011

Fees generated as:
Public company manager	$1,238	$626
Private equity manager	3,195	3,174
CDO collateral manager	286	412
Special servicer	3,468	770
Total fees	$8,187	$4,982

Eliminations (1)	(1,607)	(1,060)

Total fees, net	$6,580	$3,922

(1)	Fees received by CTIMCO from Capital Trust, Inc., or other consolidated subsidiaries, have been eliminated in consolidation.

We have developed our investment management business in order to create operating leverage within our platform, generating fee revenue from investing third-party capital and, in certain instances, earning co-investment income. Our active investment management mandates are described below:

Index

•
CT Opportunity Partners I, LP, or CTOPI, is currently investing capital. The fund held its final closing in July 2008 with $539.9 million in total equity commitments from 28 institutional and individual investors. Currently, $312.5 million of committed equity remains undrawn. We have a $25.0 million commitment to invest in the fund ($10.5 million currently funded, $14.5 million unfunded) and entities controlled by the chairman of our board of directors have committed to invest $20 million. In May 2010, the fund’s investment period was extended to December 13, 2011, and in December 2011, the fund’s investment period was further extended to September 13, 2012. The fund targets opportunistic investments in commercial real estate, specifically high yield debt, equity and hybrid instruments, as well as non-performing and sub-performing loans and securities. We earn base management fees of 1.3% per annum of invested capital, as well as net incentive management fees of 17.7% of profits after a 9% preferred return and a 100% return of capital. As of June 30, 2012, CTOPI has invested $470.5 million in 38 transactions, of which $194.4 million remains outstanding.

•
CT High Grade Partners II, LLC, or CT High Grade II, is no longer investing capital (its investment period expired in May 2011). The fund closed in June 2008 with $667 million of commitments from two institutional investors. The fund targeted senior debt opportunities in the commercial real estate sector and did not employ leverage. We earn a base management fee of 0.40% per annum on invested capital. In conjunction with the transfer of interests from one of CT High Grade II’s investors to the other in April 2012, we made a $2.8 million (0.44%) co-investment in CT High Grade II. As of June 30, 2012, CT High Grade II has invested $588.1 million in 33 transactions, of which $552.0 million remains outstanding.

•
CT High Grade MezzanineSM, or CT High Grade I, is no longer formally investing capital (its investment period officially expired in July 2008), however we have continued investing the “high grade” strategy through CT High Grade I on a non-discretionary basis since the end of the CT High Grade II investment period in May 2011. The separate account closed in November 2006, with a single, related party institutional investor committing $250 million, which was subsequently increased to $350 million in July 2007. As a result of the re-opening of the platform in May 2011 and the reinvesting of certain realized assets, as of June 30, 2012, we have invested $534.0 million for this account. This separate account has a single investor, W. R. Berkley Corporation, or WRBC, which is our largest shareholder and designates an appointee to our board of directors. CT High Grade I targets lower LTV subordinate debt investments without leverage and invested $420.9 million in 12 transactions during its initial investment period, as well as $113.1 million in four transactions since the platform was re-opened in May 2011. We earn management fees of 0.25% per annum on invested capital for substantially all of CT High Grade I’s investments. As of June 30, 2012, $247.0 million of these investments remain outstanding.

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

Index

The table below provides additional information regarding the three private equity funds and one separate account we managed as of June 30, 2012.

Investment Management Mandates, as of June 30, 2012
(in millions)
						Base	Incentive
		Total	Total Capital	Co-		Management	Management
	Type	Investments(1)	Commitments	Investment %		Fee	Fee
Investing:
CTOPI	Fund	$194	$540	4.63%	(2)	1.28% (Assets)	(3)
CT High Grade I	Sep. Acc.	$247	$521 (4)	—		0.25% (Assets)	N/A

Liquidating:
CT High Grade II	Fund	$552	$667	0.44%	(5)	0.40% (Assets)	N/A
CT Large Loan	Fund	$172	$325	—	(6)	0.75% (Assets)(7)	N/A

(1)	Represents total investments, on a cash basis, as of period-end.
(2)	We have committed to invest $25.0 million in CTOPI.
(3)
CTIMCO earns net incentive management fees of 17.7% of profits after a 9% preferred return on capital and a 100% return of capital, subject to a catch-up. We have allocated 45% of the CTOPI incentive management fees to our employees as long-term performance awards.

(4)
CT High Grade I ultimately closed with capital commitments of $350 million. Subsequent to the expiration of the CT High Grade I investment period, we continued to invest on behalf of WRBC under the CT High Grade I platform on a non-discretionary basis, bringing WRBC’s total allocated capital to $521 million as of June 30, 2012.

(5)	In conjunction with the transfer of interests from one of CT High Grade II’s investors to the other in April 2012, we purchased a 0.44% interest in CT High Grade II for $2.8 million, representing a $2.9 million capital commitment.
(6)	We have co-invested on a pari passu, asset by asset basis with CT Large Loan.
(7)	Capped at 1.5% of equity. In light of the performance of this fund, we do not charge the full management fee, and instead we have voluntarily capped our fee at $805,000 per annum.

As of June 30, 2012, we held co-investments in two of the private equity funds that we manage, CT Opportunity Partners I, LP, or CTOPI, and CT High Grade Partners II, LLC, or CT High Grade II. These investments totaled $18.0 million as of June 30, 2012, and were recorded as equity investments in unconsolidated subsidiaries on our consolidated balance sheet. Our investment in CTOPI includes a $5.0 million incentive allocation to CTIMCO as the general partner of CTOPI. Our ability to ultimately collect these incentive allocations is contingent upon the performance of CTOPI’s current and future investments. Accordingly, we have deferred recognition of income from such incentive allocations and have recognized an equivalent $5.0 million unearned revenue liability as a component of accounts payable, accrued expenses and other liabilities on our consolidated balance sheet.

Originations
We have historically allocated investment opportunities between our balance sheet and investment management vehicles based upon our assessment of risk and return profiles, the availability and cost of capital, and applicable regulatory restrictions associated with each opportunity. Currently, we are originating investments only for our investment management business, which are summarized in the table below for the six months ended June 30, 2012 and for the year ended December 31, 2011.

Originations(1)
($ in millions)	Six months ended June 30, 2012	Year ended December 31, 2011
	# / $	# / $

Investment management	3 / $42	11 / $219

(1)	Includes total commitments, both funded and unfunded, net of any related purchase discounts.

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

Index

Investment in CT Legacy REIT
Following the completion of our March 2011 restructuring, we retained a 52% equity interest in the class A common stock of CT Legacy REIT, comprised of 4.4 million shares of class A-1 common stock and 775,000 shares of class A-2 common stock. Also, in April 2011, we purchased 118,651 shares of class B common stock of CT Legacy REIT for an average price of $1.20 per share. The outstanding common stock of CT Legacy REIT is comprised of 4.4 million shares of class A-1 common stock, 5.6 million shares of class A-2 common stock, and 1.5 million shares of class B common stock. We also own 100% of the outstanding class A preferred stock of CT Legacy REIT, which initially entitles us to cumulative preferred dividends of $7.5 million per annum. These dividends will be reduced in January 2013 to the greater of (i) 2.5% of certain of CT Legacy REIT’s assets, and (ii) $1.0 million per annum. As a result of our consolidation of CT Legacy REIT, these class A preferred shares are not represented on our financial statements.

The following table details the allocation of CT Legacy REIT’s adjusted equity by class of common stock, and Capital Trust Inc.’s aggregate investment in the common stock of CT Legacy REIT on an adjusted basis as of June 30, 2012. The adjusted equity balance is used to evaluate our investment in CT Legacy REIT because it excludes from GAAP equity items which are not indicative of our economic interests in the recovery of our legacy portfolio. See section III below for a presentation of CT Legacy REIT’s adjusted balance sheet.

Capital Trust, Inc.'s Investment in CT Legacy REIT as of June 30, 2012
(in thousands)

CT Legacy REIT total adjusted assets (at fair value) (1)	$106,133
CT Legacy REIT total adjusted liabilities (1)	(625)
Total CT Legacy REIT adjusted equity (1)	$105,508

CT Legacy REIT equity:
Allocable to Class A-1 common stock	$40,222
Allocable to Class A-2 common stock	59,077
Allocable to Class B common stock	6,084
Allocable to Class B preferred stock	125
$105,508

Capital Trust, Inc. ownership by class:
Class A-1 common stock	100%
Class A-2 common stock	14%
Class B common stock (2)	8%

Capital Trust, Inc. adjusted equity allocation:
Class A-1 common stock	40,222
Class A-2 common stock	8,168
Class B common stock (2)	493
Total Capital Trust investment in CT Legacy REIT	$48,883

(1)	See section III below for a presentation and discussion of CT Legacy REIT’s adjusted balance sheet.
(2)
The class B common stock is a subordinate class that entitles its holders to receive approximately 25% of the dividends that would otherwise be payable to the class A-1 common stock, after aggregate cash distributions of $50.0 million have been paid to all other classes of common stock.

Our $48.9 million interest in the common stock of CT Legacy REIT is subject to (i) the secured notes, which are collateralized by certain of our equity interests in the common stock of CT Legacy REIT, and (ii) incentive awards that provide for the participation in amounts earned from our retained equity interests in the common stock of CT Legacy REIT.

Index

The following table details our interest in CT Legacy REIT’s adjusted equity, net of the secured notes and management incentive awards as of June 30, 2012 (in thousands):

Capital Trust, Inc.'s Net Investment in CT Legacy REIT as of June 30, 2012

Gross investment in CT Legacy REIT (1)	$48,883
Secured notes, including prepayment premium (2)	(11,059)
Management incentive awards plan, fully vested (3)	(7,120)

Investment in CT Legacy REIT, net	$30,704

(1)
Gross investment in CT Legacy REIT is calculated on an adjusted basis as detailed in the preceding table. See section III below for a presentation and discussion of CT Legacy REIT’s adjusted balance sheet.

(2)
Includes the full potential prepayment premium on secured notes, as described below. We carry this liability at its amortized basis of $8.2 million on our balance sheet as of June 30, 2012. The remaining interest and prepayment premium will be recognized, as applicable, over the term of the secured notes as a component of interest expense.

(3)
Assumes full payment of the management incentive awards plan, as described below, based on the hypothetical GAAP liquidation value of CT Legacy REIT as of June 30, 2012. We periodically accrue a payable for the management incentive awards plan based on the vesting schedule for the awards and continued employment of the award recipients. As of June 30, 2012, our balance sheet includes $3.2 million in accounts payable and accrued expenses for the management incentive awards plan.

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

Taxes
Capital Trust, Inc. has made a tax election to be treated as a REIT, and therefore generally is not subject to federal, state, and local income taxes except for the operations of its taxable REIT subsidiary, CTIMCO. The primary benefit from this election is that we are able to deduct dividends paid to our shareholders from the calculation of taxable income, effectively eliminating corporate taxes on the operations of the REIT. In order to qualify as a REIT, our activities must focus on real estate investments and we must meet certain asset, income, ownership and distribution requirements. These qualifications have become more difficult to meet in light of the transfer of our legacy portfolio to CT Legacy REIT in conjunction with our March 2011 restructuring, and the lack of new, replacement investment activity. If we fail to maintain our qualification as a REIT, we may be subject to material penalties and potentially subject to past and future taxes. As of June 30, 2012 and December 31, 2011, we were in compliance with all REIT requirements.

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

II. Discussion of Consolidated Operations of Capital Trust, Inc.

Balance Sheet Investments
Our consolidated balance sheet investments include various types of commercial mortgage backed securities and collateralized debt obligations, or Securities, and commercial real estate loans and related instruments, or Loans, all of which are assets of either CT Legacy REIT or consolidated securitization vehicles. We collectively refer to these as Interest Earning Assets. The table below shows our Interest Earning Assets as of June 30, 2012 and December 31, 2011 (in millions):

Consolidated Interest Earning Assets
	June 30, 2012		December 31, 2011
	Book Value	Yield(1)	Book Value	Yield(1)

CT Legacy REIT
Securities held-to-maturity	$—	― %	$3	3.31%
Loans receivable, net (2)	—	—	207	5.21
Loans held-for-sale, net	—	—	31	6.26
Subtotal / Weighted Average	$—	—	$241	5.32%

Securitization Vehicles
Securities held-to-maturity	$167	6.61%	$359	7.41%
Loans receivable, net	242	4.80	613	5.72
Subtotal / Weighted Average	$409	5.54%	$972	6.34%

Total / Weighted Average	$409	5.54%	$1,213	6.14%

(1)	Yield on floating rate assets assumes LIBOR of 0.25% and 0.30% at June 30, 2012 and December 31, 2011, respectively.
(2)	Excludes, as of December 31, 2011, loan participations sold with a net book value of zero that are net of $97.5 million of provisions for loan losses as of December 31, 2011.

In addition to our investments in Interest Earning Assets, we also hold equity investments in unconsolidated subsidiaries, which represent our co-investments in private equity funds that we manage. As of June 30, 2012, our $18.0 million investment balance relates to two such funds, CT Opportunity Partners I, LP, or CTOPI, and CT High Grade Partners II, LLC, or CT High Grade II. Our investment in CTOPI includes a $5.0 million incentive allocation to CTIMCO as the general partner of CTOPI. Our ability to ultimately collect these incentive allocations is contingent upon the performance of CTOPI’s current and future investments. Accordingly, we have deferred recognition of income from such incentive allocations and have recognized an equivalent $5.0 million unearned revenue liability as a component of accounts payable, accrued expenses and other liabilities on our consolidated balance sheet.

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

Portfolio Performance - Consolidated Securitization Vehicles
(in millions, except for number of investments)	June 30, 2012	December 31, 2011

Interest earning assets of consolidated securitization vehicles ($ / #)	$409 / 52	$972 / 123

Real estate owned ($ / #)	$─ / ─	$10 / 2
Percentage of interest earning assets	― %	1.1%

Impaired Loans (1)
Performing loans ($ / #)	$─ / 1	$17 / 4
Non-performing loans ($ / #)	$5 / 6	$26 / 7
Total ($ / #)	$5 / 7	$43 / 11
Percentage of interest earning assets	1.2%	4.4%

Impaired Securities (1) ($ / #)	$12 / 11	$16 / 14
Percentage of interest earning assets	3.0%	1.6%

Watch List Assets (2)
Watch list loans ($ / #)	$94 / 4	$78 / 6
Watch list securities ($ / #)	$16 / 5	$16 / 5
Total ($ / #)	$110 / 9	$94 / 11
Percentage of interest earning assets	26.9%	9.7%

(1)	Amounts represent net book value after provisions for loan losses, valuation allowances on loans-held-for-sale and other-than-temporary impairments of securities.
(2)	Watch List Assets exclude Loans against which we have recorded a provision for loan losses or valuation allowances, and Securities which have been other-than-temporarily impaired.

As of June 30, 2012, there were significant differences between the estimated fair value and the book value of some of the Securities in our consolidated securitization vehicles portfolio. We believe these differences to be related to the high degree of structural complexity combined with poor reporting available on these securities and a general negative bias against structured financial products and not reflective of a change in cash flow expectations from these securities. Accordingly, we have not recorded any additional other-than-temporary impairments against such Securities. See note 7 to our consolidated financial statements for additional discussion of securities with unrealized losses.

The ratings activity of our consolidated Securities portfolio over the six months ended June 30, 2012 and the year ended December 31, 2011 is detailed below:

Rating Activity(1)
	Six months ended June 30, 2012	Year ended December 31, 2011
Securities Upgraded	1	5
Securities Downgraded	7	22

(1)	Represents activity from any of Fitch Ratings, Standard & Poor’s or Moody’s Investors Service.

Capitalization

We capitalize our business with a combination of debt and equity which has included common equity, preferred equity, unsecured debt, and secured debt. As of June 30, 2012, our consolidated debt obligations, which are all non-recourse to us, include (i) our secured notes, which are secured only by certain of our equity interests in the common stock of CT Legacy REIT, and (ii) securitized debt obligations of consolidated securitization vehicles. Our equity capital is currently comprised entirely of common stock. From March 31, 2011 through February 10, 2012, we consolidated the debt obligations of CT Legacy REIT, including its repurchase facility and mezzanine loan, which were also non-recourse to us.

Index

The table below describes our consolidated debt liabilities including those of CT Legacy REIT and our consolidated securitization vehicles, as of June 30, 2012 and December 31, 2011:

Consolidated Interest Bearing Liabilities (1)
(Principal balance, in millions)	June 30, 2012	December 31, 2011

Non-Recourse debt obligations
Capital Trust, Inc.
Secured notes	$8	$8

Weighted average effective cost of Capital Trust, Inc. debt	8.19%	8.19%

CT Legacy REIT
Repurchase obligations (2)	—	$58
Mezzanine loan (2)	—	65
Total CT Legacy REIT debt obligations	—	$123

Weighted average effective cost of CT Legacy REIT debt (3) (4)	N/A	11.14%

Consolidated Securitization Vehicles
CT collateralized debt obligations	$468	$742
Other consolidated securitization vehicles	51	469
Total securitization vehicles debt obligations	$519	$1,211

Weighted average effective cost of securitization vehicles debt (3) (5)	1.21%	2.68%

Total interest bearing liabilities	$519	$1,334
_______________________________
(1)	Excludes loan participations sold.
(2)
As further described in Note 6 to our consolidated financial statements, we deconsolidated CT Legacy Assets, a wholly-owned subsidiary of CT Legacy REIT, in the first quarter of 2012. As a result, its debt obligations are no longer included in our consolidated financial statements.

(3)	Floating rate debt obligations assume LIBOR of 0.25% and 0.30% at June 30, 2012 and December 31, 2011, respectively.
(4)
Including the impact of interest rate hedges with an aggregate notional balance of $60.8 million as of December 31, 2011, the effective all-in cost of CT Legacy REIT’s debt obligations would be 13.46% per annum.

(5)	Including the impact of interest rate hedges with an aggregate notional balance of $282.0 and $296.6 million as of June 30, 2012 and December 31, 2011, respectively, the effective all-in cost of our consolidated securitization vehicles’ debt obligations would be 4.07% and 3.98% per annum, respectively.

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

Index

Repurchase Obligations

As of December 31, 2011, CT Legacy REIT was party to one repurchase obligation with JPMorgan, which was non-recourse to Capital Trust, Inc., had an outstanding balance of $58.5 million, and an all-in cost of LIBOR plus 2.50% per annum.

In February 2012, CT Legacy REIT refinanced its repurchase facility and its mezzanine loan with a single, new $124.0 million repurchase facility from JPMorgan, obtained by its subsidiary CT Legacy Assets. This refinancing resulted in the deconsolidation of CT Legacy Assets and with it, the repurchase facility. See Note 6 to our consolidated financial statements for further discussion.

Mezzanine Loan

As of December 31, 2011, CT Legacy REIT was party to a mezzanine loan with Five Mile, which was non-recourse to Capital Trust, Inc., had an outstanding balance of $65.3 million, and an all-in cost of 18.61% per annum.

In February 2012, CT Legacy REIT refinanced the mezzanine loan and its JPMorgan repurchase facility with a single, new $124.0 million repurchase facility from JPMorgan, obtained by its subsidiary CT Legacy Assets.

Securitized Debt Obligations

Non-recourse debt obligations of consolidated securitization vehicles include our CT CDOs, as well as securities issued by other consolidated securitization vehicles which are not sponsored by us.

These consolidated non-recourse securitized debt obligations are described below (in millions):

Non-Recourse Securitized Debt Obligations
	June 30, 2012		December 31, 2011
	Book Value	All-in Cost(1)	Book Value	All-in Cost(1)

CT CDOs
CT CDO I	$95	1.3%	$121	1.2%
CT CDO II	161	1.2	200	1.2
CT CDO III	—	—	200	5.2
CT CDO IV	212	1.2	222	1.2
Total CT CDOs	$468	1.2%	$743	2.3%

Other securitization vehicles
GSMS 2006-FL8A	$50	1.1%	$51	1.4%
JPMCC 2004-FL1A	—	—	—	—
GMACC 1997-C1	—	—	84	7.1
GECMC 00-1 H	—	—	25	5.5
MSC 2007-XLCA	—	—	310	2.4
Total other securitization vehicles	$50	1.1%	$470	3.3%

Total non-recourse debt obligations	$518	1.2%	$1,213	2.7%

(1)	Includes amortization of premiums and issuance costs of CT CDOs. Floating rate debt obligations assume LIBOR of 0.25% and 0.30% at June 30, 2012 and December 31, 2011, respectively.

Shareholders’ Equity

We did not issue any new shares of class A common stock during the six months ended June 30, 2012. Changes in the number of outstanding shares during the six months ended June 30, 2012 resulted from employee restricted common stock grants, forfeitures and vesting, as well as stock unit grants to our board of directors.

Index

The following table calculates our book value per share as of June 30, 2012 and December 31, 2011:

Shareholders' Equity
	June 30, 2012	December 31, 2011

Shareholders equity	($34,384,947)	($110,423,805)
Shares:
Class A common stock	21,978,571	21,966,684
Restricted common stock	536,536	244,424
Stock units	658,119	562,335
Dilutive Warrants	—	—
Total	23,173,226	22,773,443
Book value per share	($1.48)	($4.85)

As of June 30, 2012, there were 22,515,107 shares of our class A common stock and restricted common stock outstanding. There were also outstanding warrants to purchase 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share. The warrants became exercisable on March 16, 2012, will expire on March 16, 2019, and may be exercised in a cashless manner.

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

We have one such loan participation sold loan with a balance of $1.6 million and a yield of 5.25% as of June 30, 2012. The loan matures on November 6, 2013.

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

Index

The table below details our interest rate exposure as of June 30, 2012 and December 31, 2011:

Interest Rate Exposure
(in millions)	June 30, 2012	December 31, 2011
Value exposure to interest rates(1)
Fixed rate assets	$289	$844
Fixed rate debt	(22)	(394)
Interest rate swaps	(282)	(357)
Net fixed rate exposure	($15)	$93
Weighted average coupon (fixed rate assets)	6.27%	7.29%

Cash flow exposure to interest rates(1)
Floating rate assets	$299	$863
Floating rate debt	(504)	(901)
Interest rate swaps	282	357
Net floating rate exposure	$77	$319
Weighted average coupon (floating rate assets) (2)	3.81%	3.59%

Net income impact from 100 bps change in LIBOR	$0.8	$3.2

(1)	All values are in terms of face or notional amounts, and include loans classified as held-for-sale.
(2)	Weighted average coupon assumes LIBOR of 0.25% and 0.30% at June 30, 2012 and December 31, 2011, respectively.

Index

Results of Operations

Comparison of Results of Operations: Three Months Ended June 30, 2012 vs. June 30, 2011
(in thousands, except per share data)
	2012	2011	Change	% Change
Income from loans and other investments:
Interest and related income	$6,763	$32,554	($25,791)	(79.2%)
Less: Interest and related expenses	5,413	32,296	(26,883)	(83.2%)
Income from loans and other investments, net	1,350	258	1,092	423.3%

Other revenues:
Management fees from affiliates	1,610	1,595	15	0.9%
Servicing fees	1,365	438	927	211.6%
Total other revenues	2,975	2,033	942	46.3%

Other expenses:
General and administrative	4,740	4,649	91	2.0%
Total other expenses	4,740	4,649	91	2.0%

Total other-than-temporary impairments of securities	—	—	—	—
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	—	—	—	—
Net impairments recognized in earnings	—	—	—	—

Recovery of provision for loan losses	—	8,088	(8,088)	N/A
Valuation allowance on loans held-for-sale	—	(224)	224	N/A
Gain on extinguishment of debt	—	937	(937)	N/A
Fair value adjustment on investment in CT Legacy Assets	3,704	—	3,704	N/A
Income from equity investments	205	842	(637)	(75.7%)
Income before income taxes	3,494	7,285	(3,791)	(52.0%)
Income tax provision	143	1,061	(918)	(86.5%)

Net income	$3,351	$6,224	($2,873)	(46.2%)

Less: Net income attributable to noncontrolling interests	(1,068)	(8,069)	7,001	(86.8%)

Net income (loss) attributable to Capital Trust, Inc.	$2,283	($1,845)	$4,128	N/A

Net income (loss) per share - diluted	$0.09	($0.08)	$0.17	N/A

Dividend per share	$0.00	$0.00	$0.00	N/A

Average LIBOR	0.24%	0.20%	0.04%	19.7%

Income from loans and other investments, net

As discussed in Note 1 to our consolidated financial statements, we deconsolidated the assets and liabilities of CT Legacy Assets in the first quarter of 2012. As a result of this and repayments in our portfolio, interest income decreased $25.8 million, or 79% from June 30, 2011 to June 30, 2012. Interest expense decreased by $26.9 million, or 83%, primarily due to repayments of securitized debt obligations and the deconsolidation of CT Legacy Assets. On a net basis, net interest income increased by $1.1 million as the decrease in interest expense was more than the reduction in interest income.

Management fees from affiliates

Base management fees from our investment management business increased $15,000, or 1%, during the second quarter of 2012 compared to the second quarter of 2011. The increase was attributable to net investment activity.

Servicing fees

Servicing fees increased $927,000 during the second quarter of 2012 compared to 2011. The increase in fees was primarily due to modification activity on loans for which we are named special servicer.

Index

General and administrative expenses

General and administrative expenses include personnel costs, operating expenses, professional fees and expenses associated with consolidated securitization vehicles. General and administrative expenses during the second quarter of 2012 were generally in line with the second quarter of 2011, with a slight increase of $91,000.

Recovery of provision for loan losses

There were no recoveries of provision for loan losses during the second quarter of 2012. During the second quarter of 2011, we recorded a net $8.1 million recovery of provisions for loan losses, which included a recovery of provision for loan losses of $39.0 million relating to two loans that had previously been impaired, offset by $31.2 million of provisions against five loans.

Valuation allowance on loans held-for-sale

There were no valuation allowances on loans held-for-sale during the second quarter of 2012. During the second quarter of 2011, we recorded a valuation allowance of $224,000 against one loan we classified as held-for-sale.

Gain on extinguishment of debt

There were no gains on extinguishment of debt during the second quarter of 2012. During the second quarter of 2011, we recorded a $937,000 gain on the extinguishment of debt which was primarily due to realized losses on collateral assets held by consolidated securitization vehicles.

Fair value adjustment on investment in CT Legacy Assets

We have elected the fair value option of accounting for CT Legacy REIT’s investment in CT Legacy Assets, pursuant to which we record this investment at fair value rather than at our historical cost investment amount. During the second quarter of 2012, we recognized $3.7 million of fair value adjustments on our investment in CT Legacy Assets. See Note 6 to our consolidated financial statements for further discussion. We recorded no such fair value adjustments in 2011.

Income from equity investments

The income from equity investments during the second quarter of 2012 of $205,000 was comprised of income from our co-investments in CTOPI and CT High Grade II. CTOPI’s income was largely the result of fair value adjustments on its investment portfolio, and the recognition of income on investments purchased at a discount. CT High Grade II’s income was the result of income from operations and fair value adjustments on its investment portfolio.

Similarly, the income from equity investments during the second quarter of 2011 of $842,000 was largely the result of CTOPI realizing income on loans which were purchased at discounts and satisfied at par during the quarter, as well as fair value adjustments on the CTOPI investment portfolio. We did not have a co-investment in CT High Grade II in the second quarter of 2011.

Income tax provision

During the second quarter of 2012, we recorded an income tax provision of $143,000 comprised of an estimated income tax liability of $178,000 at our taxable REIT subsidiary, CTIMCO, offset by a $35,000 non-cash income tax benefit due to an increase in the deferred tax asset of CTIMCO. During the second quarter of 2011, we recorded an income tax provision of $1.1 million which represents a $2.0 million current income tax obligation at Capital Trust, Inc., offset by a $939,000 income tax benefit due to an increase to our deferred tax asset at CTIMCO.

Net income attributable to noncontrolling interests

The net income attributable to noncontrolling interests recorded during the second quarter of 2012 and 2011 represents the pro-rata share of CT Legacy REIT’s net income for the quarter allocable to equity interests not owned by us.

Dividends

We did not pay any dividends on our class A common stock in the second quarter of 2012 or 2011.

Index
Comparison of Results of Operations: Six Months Ended June 30, 2012 vs. June 30, 2011
(in thousands, except per share data)
	2012	2011	Change	% Change
Income from loans and other investments:
Interest and related income	$21,479	$69,545	($48,066)	(69.1%)
Less: Interest and related expenses	28,754	58,543	(29,789)	(50.9%)
Income (loss) from loans and other investments, net	(7,275)	11,002	(18,277)	N/A

Other revenues:
Management fees from affiliates	3,195	3,174	21	0.7%
Servicing fees	3,385	748	2,637	352.5%
Total other revenues	6,580	3,922	2,658	67.8%

Other expenses:
General and administrative	9,052	14,928	(5,876)	(39.4%)
Total other expenses	9,052	14,928	(5,876)	(39.4%)

Total other-than-temporary impairments of securities	—	(4,933)	4,933	(100.0%)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	(160)	(3,271)	3,111	(95.1%)
Net impairments recognized in earnings	(160)	(8,204)	8,044	(98.0%)

Recovery of provision for loan losses	8	17,249	(17,241)	N/A
Valuation allowance on loans held-for-sale	—	(224)	224	N/A
Gain on extinguishment of debt	—	250,976	(250,976)	N/A
Fair value adjustment on investment in CT Legacy Assets	7,657	—	7,657	N/A
Gain on deconsolidation of subsidiary	146,380	—	146,380	N/A
Income from equity investments	901	1,797	(896)	(49.9%)
Income before income taxes	145,039	261,590	(116,551)	(44.6%)
Income tax provision	1,066	1,450	(384)	(26.5%)

Net income	$143,973	$260,140	($116,167)	(44.7%)

Less: Net income attributable to noncontrolling interests	(75,137)	(7,400)	(67,737)	N/A

Net income attributable to Capital Trust, Inc.	$68,836	$252,740	($183,904)	(72.8%)

Net income per share - diluted	$2.83	$10.52	($7.69)	(73.1%)

Dividend per share	$0.00	$0.00	$0.00	N/A

Average LIBOR	0.25%	0.23%	0.02%	8.3%

Income from loans and other investments, net

As discussed in Note 1 to our consolidated financial statements, we deconsolidated the assets and liabilities of CT Legacy Assets in the first quarter of 2012. As a result of this and repayments in our consolidated portfolio, a decrease in Interest Earning Assets of $1.8 billion, or 82%, from June 30, 2011 to June 30, 2012 contributed to a $48.1 million, or 69%, decrease in interest income during the first six months of 2012 compared to the first six months of 2011. Interest expense decreased by $29.8 million, or 51%, primarily due to a decrease in interest expense related to consolidated VIE’s of $14.0 million and a non-cash interest expense of $3.2 million related to mark-to-market adjustments on interest rate swaps in 2011. On a net basis, net interest income decreased by $18.3 million.

Management fees from affiliates

Base management fees from our investment management business increased $21,000, or 1%, during the first six months of 2012 compared to the first six months of 2011. The increase was attributable to net investment activity.

Servicing fees

Servicing fees increased $2.6 million during the first six months of 2012 compared to the first six months of 2011. The increase in fees was primarily due to modification activity on loans for which we are named special servicer.

Index

General and administrative expenses

General and administrative expenses include personnel costs, operating expenses, professional fees and expenses associated with consolidated securitization vehicles. General and administrative expenses decreased by $5.9 million between the first six months of 2012 and the first six months of 2011. The decrease was primarily due to (i) $2.9 million of one-time restructuring bonuses paid in 2011 and (ii) a $2.8 million decrease in expenses recognized under the CT Legacy REIT management incentive awards plan.

Net impairments recognized in earnings

During the first six months of 2012, we recognized a $160,000 impairment, representing additional credit loss on one of the securities in our consolidated securitization vehicles.

During the six months ended June 30, 2011, we recorded a gross other-than-temporary impairment of $4.9 million on six securities that had an adverse change in cash flow expectations. In addition, we recognized $3.3 million of previous other-than-temporary impairments from other comprehensive income into earnings, to reflect additional credit impairments on these securities.

Recovery of provision for loan losses

During the first six months of 2012, we recorded an $8,000 recovery of provisions for loan losses on one loan that had been previously impaired.

During the six months ended June 30, 2011, we recorded a net $17.2 million recovery of provisions for loan losses. The net recovery included $26.7 million in recoveries on previously impaired loans, offset by $9.4 million in additional loan loss provisions against three loans.

Valuation allowance on loans held-for-sale

There were no valuation allowances on loans held-for-sale during the first six months of 2012. During the six months ended June 30, 2011, we recorded a valuation allowance of $244,000 against one loan we classified as held-for-sale.

Gain on extinguishment of debt

There were no gains on extinguishment of debt during the first six months of 2012. During the six months ended June 30, 2011, we recorded $251.0 million of gain on the extinguishment of debt. This was primarily comprised of a $174.8 million gain on extinguishment of our senior credit facility and junior subordinated notes, and a $75.0 million gain associated with the elimination of a loan participation sold liability.

Fair value adjustment on investment in CT Legacy Assets

We have elected the fair value option of accounting for CT Legacy REIT’s investment in CT Legacy Assets, pursuant to which we record this investment at fair value rather than at our historical cost investment amount. During the first six months of 2012, we recognized $7.7 million of fair value adjustments on our investment in CT Legacy Assets. See Note 6 to our consolidated financial statements for further discussion. We recorded no such fair value adjustments in 2011.

Gain on deconsolidation of subsidiary

During the first quarter of 2012, we recognized a gain of $146.4 million on the deconsolidation of CT Legacy Assets, which was primarily the result of a reversal of charges to GAAP equity resulting from losses previously recorded in excess of our economic interests in securitization vehicles which were consolidated by CT Legacy Assets. See Note 6 to our consolidated financial statements for additional discussion. We recorded no such gains in 2011.

Income from equity investments

The income from equity investments during the first six months of 2012 of $901,000 was comprised of income from our co-investments in CTOPI and CT High Grade II. CTOPI’s income was largely the result of fair value adjustments on its investment portfolio, and the recognition of income on investments purchased at a discount. CT High Grade II’s income was the result of income from operations and fair value adjustments on its investment portfolio.

Similarly, income from equity investments during the six months ended June 30, 2011 of $1.8 million was largely the result of fair value adjustments on the CTOPI investment portfolio due to fair value adjustments and recognition of income on investments purchased at discount.

Index

Income tax provision

During the first six months of 2012, we recorded an income tax provision of $1.1 million comprised of (i) an estimated income tax liability of $2.2 million at our taxable REIT subsidiary, CTIMCO, and (ii) a $300,000 estimated alternative minimum tax liability at Capital Trust, Inc., offset by a $1.5 million non-cash income tax benefit due to an increase in the deferred tax asset of CTIMCO. During the six months ended June 30, 2011, we recorded an income tax provision of $1.5 million comprised of a $2.4 million current income tax expense, offset by a $939,000 income tax benefit due to an increase in the deferred tax asset of CTIMCO.

Net income attributable to noncontrolling interests

The net income attributable to noncontrolling interests recorded during the first six months of 2012 and 2011 represents the pro-rata share of CT Legacy REIT’s net income for the quarter allocable to equity interests not owned by us.

Dividends

We did not pay any dividends on our class A common stock during the first six months of 2012 or 2011.

Liquidity and Capital Resources

Liquidity

As of June 30, 2012, our primary sources of liquidity include: (i) $34.6 million of cash on deposit at Capital Trust, Inc. and CTIMCO; (ii) the class A preferred dividends we receive from CT Legacy REIT; (iii) management fees we earn from private equity funds and CDOs we manage; and (iv) fees earned from special servicing assignments. Uses of liquidity include operating expenses; various capital commitments to our managed funds; taxes; and any dividends necessary to maintain our REIT status. We have no obligations to provide financial support to CT Legacy REIT or our consolidated securitization vehicles, and all debt obligations of such entities, some of which are consolidated onto our financial statements, are non-recourse to us. We believe our current sources of capital will be adequate to meet our near-term cash requirements.

We currently do not have access to liquidity from our portfolio of Interest Earning Assets. CT Legacy REIT owns a substantial portion of our Interest Earning Assets, the proceeds of which will not be distributed to CT Legacy REIT’s common shareholders, including us, until the related repurchase obligation has been repaid. In addition, the first $11.1 million of distributions we receive from CT Legacy REIT must be used to repay our secured notes before any cash flow is available to us. Accordingly, other than the preferred dividends discussed above, we will not receive distributions from CT Legacy REIT in the near term. We will, however, receive our proportionate share of the proceeds generated from the CT Legacy REIT portfolio, subject to repayment of our secured notes, once CT Legacy REIT’s leverage has been repaid.

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

We experienced a net decrease in cash of $214,000 for the six months ended June 30, 2012, compared to a net increase of $3.9 million for the six months ended June 30, 2011.

Cash provided by operating activities during the six months ended June 30, 2012 was $6.5 million, compared to $12.4 million cash provided during the six months ended June 30, 2011. The decrease was primarily due to the deconsolidation of CT Legacy Assets on February 10, 2012.

During the six months ended June 30, 2012, cash provided by investing activities was $105.6 million, compared to $1.7 billion provided by investing activities during the first six months ended June 30, 2011. The decrease was primarily due to significant loan repayment activity inside of consolidated securitization vehicles in the first six months of 2011.

Index

During the six months ended June 30, 2012, cash used in financing activities was $112.3 million, compared to $1.7 billion during the same period in 2011. This decrease was primarily due to significant repayments of securitized debt obligations of consolidated securitized vehicles during 2011.

Capitalization

Our authorized capital stock consists of 100,000,000 shares of class A common stock, of which 22,515,107 shares were issued and outstanding as of June 30, 2012, and 100,000,000 shares of preferred stock, none of which were outstanding as of June 30, 2012.

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

Secured Notes

As of June 30, 2012, we had non-recourse notes outstanding with a face balance of $8.2 million which are secured by 93.5% of our equity interests in the class A-1 and class A-2 common stock of CT Legacy REIT. The terms of these agreements are described in Note 5 to our consolidated financial statements.

Consolidated Securitization Vehicles

As of June 30, 2012, our consolidated securitization vehicles had non-recourse securitized debt obligations with a total face value of $518.1 million. The terms of these obligations are described in Note 7 to our consolidated financial statements.

Contractual Obligations
The following table sets forth information about certain of our contractual obligations as of June 30, 2012 (in millions):

Contractual Obligations(1)

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Parent Level
Secured notes (2)	$11	$—	$—	$11	$—
Equity investments(3)(4)	15	14	—	—	1
Operating lease obligations	7	1	2	2	2
Subtotal	33	15	2	13	3

Consolidated Securitization Vehicles
CT CDOs	468	—	—	—	468
Other securitization vehicles	51	—	—	—	51
Subtotal	519	—	—	—	519

Total contractual obligations	$552	$15	$2	$13	$522

(1)	We are also subject to interest rate swaps for which we cannot estimate future payments due.
(2)	The secured notes matured on March 31, 2016. As of June 30, 2012, $8.2 million of principal is outstanding, however we will ultimately pay $11.1 million at maturity.
(3)	CTOPI’s investment period expires in September 2012, at which point our obligation to fund capital calls will be limited. It is possible that our unfunded capital commitment will not be entirely called, and the timing and amount of such required contributions is not estimable. Our entire unfunded commitment is assumed to be funded by September 2012 for purposes of the above table.
(4)
During April 2012 we purchased a 0.44% interest in CT High Grade II from an existing investor, representing our initial co-investment in CT High Grade II. Our co-investment represents a $2.9 million total capital commitment to CT High Grade II, of which our unfunded commitment is $480,000 as of June 30, 2012. As CT High Grade II’s investment period has expired, our entire unfunded commitment is assumed funded in more than five years for purposes of the above table.

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

In addition, beginning in the first quarter of 2012 we ceased consolidation of CT Legacy Assets, a subsidiary of CT Legacy REIT, in our GAAP financial statements and instead record a net investment in that pool of assets and liabilities on a fair value basis. See Note 7 to our consolidated financial statements for further discussion. Consistent with this fair value presentation in our consolidated financial statements, we have adjusted the liabilities we would incur under our secured notes and management incentive awards plan based on the valuation of CT Legacy REIT as of June 30, 2012.

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

Index

The following table details the transition from our consolidated balance sheet prepared in accordance with GAAP to the adjusted balance sheets of Capital Trust, Inc. and CT Legacy REIT, as of June 30, 2012:

Adjusted Balance Sheet as of June 30, 2012
(in thousands, except per share data)			Adjusted Balance Sheet
	Consolidated GAAP		CT Legacy	Capital
	Capital Trust, Inc.	Adjustments (1)(2)(3)(4)	REIT	Trust, Inc.
Assets
Cash and cash equivalents	$34,604	$—	$—	$34,604
Loans receivable, net	1,619	(1,619)	—	—
Equity investments in unconsolidated subsidiaries	17,978	(3,660)	—	14,318
Investment in CT Legacy REIT	—	48,883	—	48,883
Deferred income taxes	2,727	—	—	2,727
Prepaid expenses and other assets	2,207	625	—	2,832
Subtotal	59,135	44,229	—	103,364

Assets of Consolidated Entities
CT Legacy REIT
Restricted cash	15,433	—	15,433	—
Investment in CT Legacy Asset, at fair value	90,700	—	90,700	—
Subtotal	106,133	—	106,133	—

Assets of consolidated securitization vehicles	418,969	(418,969)	—	—

Total/adjusted assets	$584,237	($374,740)	$106,133	$103,364

Liabilities & Shareholders' Equity
Accounts payable, accrued expenses and other liabilities	$12,320	$225	$—	$12,545
Secured notes	8,176	2,883	—	11,059
Participations sold	1,619	(1,619)	—	—
Subtotal	22,115	1,489	—	23,604

Non-Recourse Liabilities of Consolidated Entities
CT Legacy REIT
Accounts payable, accrued expenses and other liabilities	—	625	625	—
Subtotal	—	625	625	—

Liabilities of consolidated securitization vehicles	539,882	(539,882)	—	—

Total/adjusted liabilities	561,997	(537,768)	625	23,604

Total/adjusted equity	(34,385)	219,653	105,508	79,760

Noncontrolling interests	56,625	(56,625)	—	—

Total/adjusted liabilities and shareholders' equity	$584,237	($374,740)	$106,133	$103,364

Capital Trust, Inc. book value/adjusted book value per share:
Basic	($1.48)			$3.44
Diluted	($1.48)			$3.21

(1)	All securitization vehicles have been deconsolidated and reported at our cash investment amount, adjusted for current losses relative to our equity investment in each vehicle. Due to the non-recourse nature of these entities, our investment cannot be less than zero on a cash basis. See note 7 to our consolidated financial statements for discussion of consolidated securitization vehicles.
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
(4)
Liabilities under our secured notes and the management incentive awards, the payments of which are linked to our gross recovery from CT Legacy REIT, have been adjusted to reflect what would be paid in a liquidation of CT Legacy REIT based on its adjusted balance sheet as of June 30, 2012.

Index

Quarterly Performance
The following table describes the activity in Capital Trust, Inc.’s balance sheet accounts, on an adjusted basis, during the second quarter of 2012:

Comparison of adjusted balance sheet of Capital Trust, Inc: As of June 30, 2012 vs. March 31, 2012
(in thousands)
	June 30, 2012	March 31, 2012	Change	% Change
Assets:

Cash and cash equivalents	$34,604	$37,198	($2,594)	(7.0%)
Equity investments in unconsolidated subsidiaries	14,318	10,681	3,637	34.1%
Investment in CT Legacy REIT	48,883	48,122	761	0.9%
Deferred income taxes	2,727	2,691	36	1.3%
Prepaid expenses and other assets	2,832	2,541	291	11.5%
Total adjusted assets	$103,364	$101,233	$2,131	2.1%

Liabilities and Shareholders' Equity

Liabilities:
Accounts payable, accrued expenses and other liabilities	$12,545	$11,899	$646	5.43%
Secured notes	11,059	11,059	—	― %
Total adjusted liabilities	23,604	22,958	646	2.81%

Total Adjusted Shareholders' Equity	79,760	78,275	1,485	1.9%

Total adjusted liabilities and shareholders' equity	$103,364	$101,233	$2,131	2.1%

Cash and cash equivalents

Cash and cash equivalents decreased by $2.6 million during the first quarter of 2012. This was primarily due to (i) payments of $3.0 million of general and administrative expenses, (ii) a $2.8 million co-investment in CT High Grade II, (iii) $2.0 million of income tax payments, and (iv) net capital contributions of $641,000 to CTOPI. This was offset by (i) $1.9 million of preferred dividend distributions received from CT Legacy REIT, (ii) $1.7 million of investment management and CDO collateral management fees received from affiliates, (iii) $785,000 of special servicing fees, and (iv) a $1.4 million tax advance from CTOPI.

Equity investments in unconsolidated subsidiaries

The increase of $3.6 million was due to (i) a $2.8 million co-investment in CT High Grade II, (ii) net capital contributions of $641,000 to CTOPI, and (iii) $205,000 of income recognized from our co-investments in CTOPI and CT High Grade II.

Investment in CT Legacy REIT

The increase of $761,000 represents our allocable share of the increase in the adjusted equity of CT Legacy REIT. CT Legacy REIT’s equity increased during the period as a result of $2.9 million of net cash collections, offset by a $1.1 million decline in the fair value of CT Legacy Assets.

Deferred income taxes

The increase in deferred income taxes was primarily due to the timing difference between GAAP and tax in connection with the recognition of expenses related to our CT Legacy REIT management incentive awards plan.

Prepaid expenses and other assets

The increase in prepaid expenses and other assets was primarily due to the accrual of special servicing fees that were earned during the second quarter, but were collected subsequent to quarter-end.

Accounts payable, accrued expenses and other liabilities

The increase in accounts payable, accrued expenses and other liabilities was primarily due to (i) a $1.4 million payable for the potential refund of the tax advance received from CTOPI, and (ii) $1.2 million of various corporate expense accruals. This was offset by our payment of $2.0 million of previously accrued income taxes.

Index

IV. CT Legacy REIT

As further discussed above, in conjunction with our March 2011 restructuring, we have transferred a significant portion of our legacy portfolio to CT Legacy Assets, a wholly owned subsidiary of CT Legacy REIT. Subsequent to our March 2011 restructuring, the CT Legacy Assets portfolio received principal repayments of $299.4 million, which repayments represent approximately 60% of the initial net book value of the portfolio. Proceeds from these repayments have primarily been used to repay debt, including (i) a $20.0 million repayment of the mezzanine loan at CT Legacy REIT, and (ii) repayments of $271.7 million of legacy repurchase obligations. In the aggregate, 75% of the debt obligations of CT Legacy REIT and its subsidiaries have been repaid since our March 2011 restructuring.

In addition, in February 2012, we refinanced CT Legacy Assets’ repurchase facility and CT Legacy REIT’s mezzanine loan with a single, new $124.0 million repurchase facility with JPMorgan, obtained by its subsidiary CT Legacy Assets. The new facility matures in December 2014, and carries a rate of LIBOR+6.00% as of June 30, 2012. Periodic repayment targets must be met under the facility, which require the outstanding balance be reduced to: $100.0 million by December 31, 2012, $80.0 million by June 30, 2013, and $40.0 million by December 31, 2013. In addition, the facility’s interest rate is subject to increase by 0.50% per annum if the outstanding balance of the facility has not been reduced to $60.0 million as of December 31, 2012. As of June 30, 2012, the outstanding balance of the facility was $96.0 million and it was collateralized by the majority of CT Legacy Assets’ investment portfolio, including loans with an aggregate principal balance of $344.6 million and securities with an aggregate face balance of $139.4 million.

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

As of June 30, 2012, a 100 basis point change in LIBOR would impact our net income (loss) by approximately $771,000.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates as of June 30, 2012, including instruments in consolidated securitization vehicles. For financial assets and debt obligations, the table presents face balance and weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and floating receive interest rates. These notional amounts are used to calculate the contractual cash flows to be exchanged under each contract.

Financial Assets and Liabilities Sensitive to Changes in Interest Rates as of June 30, 2012
(in thousands)

Capital Trust, Inc. Debt Obligations:

	Secured Notes
Fixed rate debt	$8,176
Interest rate(1)	8.19%
Floating rate debt	$—
Interest rate(1)	—

Assets of Consolidated Securitization Vehicles:

	Securities	Loans Receivable	Total
Fixed rate assets	$240,315	$48,893	$289,208
Interest rate(1)	6.04%	7.53%	6.29%
Floating rate assets	$8,547	$290,915	$299,462
Interest rate(1)	1.64%	3.88%	3.81%

Non-Recourse Debt Obligations of Consolidated Securitization Vehicles:

	CT CDOs	Other Vehicles	Total
Fixed rate debt	$13,769	$—	$13,769
Interest rate(1)	6.83%	― %	6.83%
Floating rate debt	$453,819	$50,552	$504,371
Interest rate(1)	0.88%	1.09%	0.90%

Derivative Financial Instruments of Consolidated Securitization Vehicles:

Notional amounts	$281,986
Fixed pay rate(1)	5.01%
Floating receive rate(1)	0.25%

(1)	Represents weighted average rates where applicable. Floating rates are based on LIBOR of 0.25%, which is the rate as of June 30, 2012.

Index

ITEM 4.	Controls and Procedures

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

Changes in Internal Controls over Financial Reporting
There have been no significant changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II. OTHER INFORMATION

ITEM 1:	Legal Proceedings
The Company prevailed on its motion and was dismissed from the previously disclosed lawsuit commenced by Philips International Investments, LLC.

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

• #++	10.1	Form of Annual Bonus Award Agreement.

• #	10.2	Form of Restricted Share Award Agreement relating to the Capital Trust, Inc. 2011 Long-Term Incentive Plan.

• #	10.3	Form of Special Transaction Bonus Award Agreement.

•	31.1	Certification of Stephen D. Plavin, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	31.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+	32.1	Certification of Stephen D. Plavin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	32.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	99.1	Updated Risk Factors from Capital Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 14, 2012 with the Securities and Exchange Commission.

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

________________________
•	Filed herewith

#	Represents a management contract or compensatory plan or arrangement.

+
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

++	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Exchange Act.

*
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011; (iv) the Consolidated Statements of Changes in Equity (Deficit) for the six months ended June 30, 2012 and 2011; (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

Index

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

CAPITAL TRUST, INC.

August 1, 2012	By:	/s/ Stephen D. Plavin
Date		Stephen D. Plavin
Chief Executive Officer (Principal executive officer)

August 1, 2012	By:	/s/ Geoffrey G. Jervis
Date		Geoffrey G. Jervis
Chief Financial Officer (Principal financial officer and Principal accounting officer)