Form 10-Q
period 2012-09-30
CAPITAL TRUST INC
filed 2012-11-14
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of outstanding shares of the registrant's class A common stock, par value $0.01 per share, as of November 9, 2012 was 24,205,573.

CAPITAL TRUST, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Capital Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2012 and December 31, 2011
(in thousands, except per share data)

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets

Cash and cash equivalents	$38,867	$34,818
Loans receivable, net	—	19,282
Equity investments in unconsolidated subsidiaries	18,710	10,399
Deferred income taxes	3,094	1,268
Prepaid expenses and other assets	2,096	4,533
Subtotal	62,767	70,300

Assets of Consolidated Entities
CT Legacy REIT
Restricted cash	16,145	12,985
Securities held-to-maturity	—	2,602
Loans receivable, net	—	206,514
Loans held-for-sale, net	—	30,875
Investment in CT Legacy Asset, at fair value	100,100	—
Accrued interest receivable and other assets	—	2,119
Subtotal	116,245	255,095

Securitization Vehicles
Securities held-to-maturity	154,848	358,972
Loans receivable, net	214,457	612,598
Real estate held-for-sale	—	10,342
Accrued interest receivable and other assets	32,880	59,009
Subtotal	402,185	1,040,921

Total assets	$581,197	$1,366,316

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2012 and December 31, 2011
(in thousands, except per share data)

	September 30,	December 31,
	2012	2011
	(unaudited)
Liabilities & Equity (Deficit)

Liabilities:
Accounts payable, accrued expenses and other liabilities	$17,834	$8,075
Secured notes	8,326	7,847
Participations sold	—	19,282
Subtotal	26,160	35,204

Non-Recourse Liabilities of Consolidated Entities
CT Legacy REIT
Accounts payable, accrued expenses and other liabilities	—	743
Repurchase obligations	—	58,464
Mezzanine loan, net of unamortized discount	—	55,111
Participations sold	—	97,465
Interest rate hedge liabilities	—	8,817
Subtotal	—	220,600

Securitization Vehicles
Accounts payable, accrued expenses and other liabilities	559	3,102
Securitized debt obligations	497,423	1,211,407
Interest rate hedge liabilities	19,089	24,942
Subtotal	517,071	1,239,451

Total liabilities	543,231	1,495,255

Commitments and contingencies	—	—

Equity (Deficit):
Class A common stock, $0.01 par value, 100,000 shares authorized, 21,979 and 21,967 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively ("class A common stock")	220	220
Restricted class A common stock, $0.01 par value, 537 and 244 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively ("restricted class A common stock" and together with class A common stock, "common stock")	5	2
Additional paid-in capital	597,866	597,049
Accumulated other comprehensive loss	(31,374)	(40,584)
Accumulated deficit	(591,276)	(667,111)
Total Capital Trust, Inc. shareholders' deficit	(24,559)	(110,424)

Noncontrolling interests	62,525	(18,515)

Total equity (deficit)	37,966	(128,939)

Total liabilities and equity (deficit)	$581,197	$1,366,316

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2012 and 2011
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Income from loans and other investments:
Interest and related income	$6,944	$25,642	$28,423	$95,187
Less: Interest and related expenses	5,147	21,838	33,902	80,381
Income from loans and other investments, net	1,797	3,804	(5,479)	14,806

Other revenues:
Management fees from affiliates	1,546	1,753	4,741	4,927
Servicing fees	2,206	1,460	5,591	2,208
Total other revenues	3,752	3,213	10,332	7,135

Other expenses:
General and administrative	7,141	4,941	16,193	19,868
Total other expenses	7,141	4,941	16,193	19,868

Total other-than-temporary impairments of securities	—	(30,687)	—	(35,620)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	—	173	(160)	(3,098)
Impairment of real estate held-for-sale	—	(1,055)	—	(1,055)
Net impairments recognized in earnings	—	(31,569)	(160)	(39,773)

Recovery of provision for loan losses	2,811	17,152	2,819	34,401
Valuation allowance on loans held-for-sale	—	—	—	(224)
Gain on extinguishment of debt	—	20,054	—	271,031
Fair value adjustment on investment in CT Legacy Asset	11,987	—	19,645	—
Gain on deconsolidation of subsidiary	—	—	146,380	—
Income from equity investments in unconsolidated subsidiaries	411	307	1,312	2,105
Income before income taxes	13,617	8,020	158,656	269,613
Income tax provision (benefit)	717	(236)	1,783	1,214
Net income	$12,900	$8,256	$156,873	$268,399

Net (income) loss attributable to noncontrolling interests	(5,901)	5,466	(81,038)	(1,935)

Net income attributable to Capital Trust, Inc.	$6,999	$13,722	$75,835	$266,464

Per share information:
Net income per share of common stock:
Basic	$0.30	$0.60	$3.30	$11.77
Diluted	$0.28	$0.57	$3.10	$11.08

Weighted average shares of common stock outstanding:
Basic	23,173,426	22,730,080	22,969,103	22,630,672
Diluted	24,616,026	24,121,973	24,442,061	24,057,374

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2012 and 2011
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$12,900	$8,256	$156,873	$268,399

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	2,103	(633)	5,853	2,912
Gain on interest rate swaps no longer designated as cash flow hedges	—	1,246	2,481	4,447
Amortization of unrealized gains and losses on securities	(4)	413	(770)	(93)
Amortization of deferred gains and losses on settlement of swaps	—	(28)	(56)	(75)
Other-than-temporary impairments of securities related to fair value adjustments in excess of expected credit losses, net of amortization	206	270	419	4,236
Other comprehensive income	2,305	1,268	7,927	11,427

Comprehensive income	$15,205	$9,524	$164,800	$279,826

Comprehensive (income) loss attributable to noncontrolling interests	(5,901)	5,466	(81,048)	(1,935)

Comprehensive income attributable to Capital Trust, Inc.	$9,304	$14,990	$83,752	$277,891

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity (Deficit)
For the Nine Months Ended September 30, 2012 and 2011
(in thousands)
(unaudited)

	Class A Common Stock	Restricted Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Capital Trust, Inc. Shareholders' Deficit	Noncontrolling Interests	Total
Balance at January 1, 2011	$219	$—	$559,411	($50,462)	($920,355)	($411,187)	$—	($411,187)

Net income	—	—	—	—	266,464	266,464	1,935	268,399
Other comprehensive income	—	—	—	11,427	—	11,427	—	11,427
Allocation to noncontrolling interests	—	—	37,156	—	—	37,156	(12,623)	24,533
Purchase of noncontrolling interests	—	—	(142)	—	—	(142)		(142)
Consolidation of additional securitization vehicles	—	—	—	538	(4,898)	(4,360)	—	(4,360)
Restricted class A common stock earned, net of shares deferred	1	2	324	—	—	327	—	327
Deferred directors' compensation	—	—	150	—	—	150	—	150
Balance at September 30, 2011	$220	$2	$596,899	($38,497)	($658,789)	($100,165)	($10,688)	($110,853)

Balance at January 1, 2012	$220	$2	$597,049	($40,584)	($667,111)	($110,424)	($18,515)	($128,939)

Net income	—	—	—	—	75,835	75,835	81,038	156,873
Other comprehensive income	—	—	—	7,917	—	7,917	10	7,927
Deconsolidation of CT Legacy Asset	—	—	—	1,293	—	1,293	—	1,293
Distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Restricted class A common stock earned, net of shares deferred	—	3	648	—	—	651	—	651
Deferred directors' compensation	—	—	169	—	—	169	—	169
Balance at September 30, 2012	$220	$5	$597,866	($31,374)	($591,276)	($24,559)	$62,525	$37,966

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011
(in thousands)
(unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$156,873	$268,399
Adjustments to reconcile net income to net cash provided by
operating activities:
Net impairments recognized in earnings	160	39,773
Recovery of provision for loan losses	(2,819)	(34,401)
Valuation allowance on loans held-for-sale	—	224
Gain on extinguishment of debt	—	(271,031)
Gain on deconsolidation of CT Legacy Asset	(146,380)	—
Fair value adjustment on CT Legacy Asset	(19,645)	—
Income from equity investments in unconsolidated subsidiaries	(1,312)	(2,105)
Distributions of income from unconsolidated subsidiaries	1,933	—
Employee stock-based compensation	675	411
Incentive awards plan expense	944	3,395
Deferred directors' compensation	169	150
Distributions from CT Legacy Asset	9,221	—
Amortization of premiums/discounts on loans and securities and deferred interest on loans	(669)	(969)
Amortization of deferred gains and losses on settlement of swaps	(56)	(75)
Amortization of deferred financing costs and premiums/discounts on
debt obligations	10,747	9,304
Loss on interest rate swaps not designated as cash flow hedges	2,772	6,255
Changes in assets and liabilities, net:
Accrued interest receivable	(4,765)	3,406
Deferred income taxes	(1,826)	(1,093)
Prepaid expenses and other assets	2,764	624
Accounts payable and accrued expenses	2,812	(2,931)
Net cash provided by operating activities	11,598	19,336

Cash flows from investing activities:
Principal collections and proceeds from securities	40,344	70,929
Distributions from equity investments	—	4,345
Principal collections of loans receivable	91,889	1,879,041
Proceeds from disposition of loans	—	5,750
Contributions to unconsolidated subsidiaries	(4,030)	(3,413)
Distributions from unconsolidated subsidiaries	1,006	3,839
Increase in restricted cash	(3,160)	(13,715)
Net cash provided by investing activities	126,049	1,946,776

Cash flows from financing activities:
Borrowings under repurchase obligations	123,977	—
Repayments under repurchase obligations	(58,464)	(306,042)
Repayments under senior credit facility	—	(22,932)
Repayment of junior subordinated notes	—	(4,640)
Borrowing under mezzanine loan	—	83,000
Repayments under mezzanine loan	(63,000)	(20,000)
Repayment of securitized debt obligations	(136,078)	(1,679,970)
Payment of financing expenses	—	(11,126)
Purchase of and distributions to noncontrolling interests	(8)	(142)
Purchase of secured notes	—	(405)
Vesting of restricted Class A common stock	(25)	(85)
Net cash used in financing activities	(133,598)	(1,962,342)

Net increase in cash and cash equivalents	4,049	3,770
Cash and cash equivalents at beginning of period	34,818	24,449
Cash and cash equivalents at end of period	$38,867	$28,219

See accompanying notes to consolidated financial statements.

Index

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1. Organization
References herein to “we,” “us” or “our” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a real estate finance company that specializes in credit sensitive financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third-parties through a series of investment management vehicles. From the inception of our finance business in 1997 through September 30, 2012, we have completed approximately $12.1 billion of commercial real estate investments. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes. We are traded on the New York Stock Exchange, or NYSE, under the symbol “CT”, and are headquartered in New York City.

Sale of Investment Management Platform

On September 27, 2012, we announced our entry into a definitive purchase and sale agreement, or Purchase Agreement, with an affiliate, which we refer to as the Purchaser, of The Blackstone Group L.P., which we refer to as Blackstone. Pursuant to the Purchase Agreement, the Purchaser will acquire our investment management and special servicing businesses, operated through our subsidiary, CT Investment Management Co., LLC, or CTIMCO, and our related private investment fund co-investments for $20.6 million. The Purchaser will also purchase for $10.0 million, or $2.00 per share, 5,000,000 shares of our class A common stock that will represent approximately 17.1% of our common stock outstanding following consummation of the transactions contemplated by the Purchase Agreement, which we refer to as the Transactions. The Purchase Agreement also contemplates that we will enter into a new management agreement pursuant to which a Blackstone affiliate, which we refer to as the New CT Manager, will manage Capital Trust, Inc. following the consummation of the Transactions. Pursuant to the new management agreement, the New CT Manager will manage Capital Trust, Inc. in accordance with investment guidelines and policies approved by our board of directors. Stephen D. Plavin, Geoffrey G. Jervis and Thomas C. Ruffing will continue to serve in their current executive management roles post-transaction. Consummation of the Transactions is subject to customary closing conditions, including the approval of the Transactions by the affirmative vote of the holders of a majority of the outstanding shares of common stock at a special meeting of shareholders that will be called to approve the Transactions. W. R. Berkley and its affiliated entities, holders of approximately 15.9% of our class A common stock, have entered into a voting agreement to support the transaction.

If the Transactions are consummated, we will pay a $2.00 per share special cash dividend to holders of our class A common stock, which will be payable as soon as practicable following closing of the Transactions to shareholders of record as of the close of business on November 12, 2012.

In accordance with NYSE procedures, from November 7, 2012 through the special dividend payment date, our class A common stock will trade with “due-bills” representing an assignment of the right to receive the special dividend. Our class A common stock will not trade ex-dividend until the first business day after the special dividend payment date. Shareholders who sell their shares on or before the special dividend payment date will not be entitled to receive the special dividend.

The sources of funds for the special dividend will be cash on hand prior to the Transactions and the proceeds from the sale of CTIMCO and our private investment fund co-investments. The Purchaser will not receive the special dividend given that its investment in our class A common stock will close after the special dividend record date.

Following the Transactions, we will continue to own our existing cash balances (as reduced to fund expenses of the Transactions and the special dividend), our interest in CT Legacy REIT (as defined below), our carried interest in CT Opportunity Partners I, LP, as well as our retained subordinate interests in our three CT CDOs.

March 2011 Restructuring

On March 31, 2011, we restructured, amended, or extinguished all of our outstanding recourse debt obligations, which we refer to as our March 2011 restructuring. Our March 2011 restructuring involved: (i) the contribution of certain of our legacy assets to a newly formed subsidiary, CT Legacy REIT Mezz Borrower, Inc., or CT Legacy REIT, (ii) the assumption of our legacy repurchase obligations by CT Legacy REIT, and (iii) the extinguishment of the remainder of our recourse obligations, our senior credit facility and junior subordinated notes. The restructuring was financed with a new $83.0 million mezzanine loan obtained by CT Legacy REIT from an affiliate of Five Mile Capital, and the issuance of equity interests in the common stock of CT Legacy REIT to the former lenders under our senior credit facility and our former junior subordinated noteholders, as well as to an affiliate of Five Mile Capital.

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

CT Legacy Asset Deconsolidation

On February 10, 2012, we refinanced CT Legacy REIT’s mezzanine loan and repurchase facility with a single, new $124.0 million repurchase facility with JPMorgan. The borrower under the new JPMorgan facility, CT Legacy Asset, LLC, or CT Legacy Asset, is a wholly owned subsidiary of CT Legacy REIT and owns all of its assets, other than cash. As a result of the refinancing, CT Legacy REIT ceased to be the primary beneficiary of CT Legacy Asset and, therefore, discontinued the consolidation of CT Legacy Asset. As a result, its assets and liabilities were deconsolidated from our financial statements as of February 10, 2012.

See Note 6 for a further discussion of CT Legacy REIT and CT Legacy Asset.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related management’s discussion and analysis of financial condition and results of operations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In our opinion, all material adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation, in accordance with GAAP, have been included. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2012.

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

Our consolidated subsidiaries include: (i) CT Legacy REIT, and (ii) five securitization vehicles, including our three CT CDOs which were sponsored and issued by us and one other similar vehicle. See Note 6 and Note 7 for additional information on our investments in VIEs.

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

We have elected the fair value option of accounting for CT Legacy REIT’s investment in CT Legacy Asset, pursuant to which we record this investment at fair value rather than at our historical cost investment amount. Additionally, changes in the fair value of this investment are recognized in our consolidated statement of operations. We made this election due to our determination that the fair value of the investment in CT Legacy Asset, as a net liquidating portfolio of assets subject to a non-recourse repurchase obligation, is more meaningful and indicative of our interests in CT Legacy Asset than equity method accounting. See Note 6 for additional discussion of CT Legacy REIT and CT Legacy Asset.

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

Cash and Cash Equivalents
We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. We place our cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. As of, and for the periods ended, September 30, 2012 and December 31, 2011, we had bank balances in excess of federally insured amounts. We have not experienced any losses on our demand deposits, commercial paper or money market investments.

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

Comprehensive Income (Loss)
Total comprehensive income was $164.8 million and $279.8 million for the nine months ended September 30, 2012 and 2011, respectively. The primary components of comprehensive income other than net income are the unrealized gains and losses on derivative financial instruments and the component of other-than-temporary impairments of securities related to the Valuation Adjustment.

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

Reclassifications
Certain reclassifications have been made in the presentation of the prior period consolidated financial statements to conform to the September 30, 2012 presentation.

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

Note 3. Loans Receivable, Net and Loan Participations Sold

As described in Note 1, in conjunction with our March 2011 restructuring of our recourse debt obligations, a significant portion of our assets, including all of our loans, were transferred to a majority-owned subsidiary, CT Legacy REIT. Our only remaining loan was one which had previously been sold to a third-party and recorded as a participation sold asset and liability. In addition, as described in Note 2, our consolidated balance sheets separately state our direct assets and liabilities and certain assets and liabilities of consolidated subsidiaries. See Note 6 for disclosures regarding loans receivable that have been transferred to CT Legacy REIT, and see Note 7 for comparable disclosures regarding loans receivable that are held in consolidated securitization vehicles, as separately stated on our consolidated balance sheets.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Participations sold represent interests in certain loans that we originated and subsequently sold to one of our investment management vehicles or to third-parties. We have historically presented these participations sold as both assets and non-recourse liabilities because these arrangements do not qualify as sales under GAAP. Generally, participations sold are recorded as assets and liabilities in equal amounts on our consolidated balance sheets, and an equivalent amount of interest income and interest expense is recorded on our consolidated statements of operations. We have no economic exposure to these liabilities.

During September 2012, our one remaining loan participation sold was repaid.

Note 4. Equity Investments in Unconsolidated Subsidiaries

Our equity investments in unconsolidated subsidiaries consist of our co-investments in investment management vehicles that we sponsor and manage. As of September 30, 2012, we had a co-investment in two such vehicles, CT Opportunity Partners I, LP, or CTOPI, and CT High Grade Partners II, LLC, or CT High Grade II.

In December 2007, we made a commitment to invest up to $25.0 million in CTOPI, or 4.6% of CTOPI’s total capital commitments. We have funded $17.1 million of our commitment as of September 30, 2012 and received $6.9 million as a return of capital, resulting in a $10.2 million funded and a $14.8 million unfunded commitment balance. Subsequent to the expiration of CTOPI’s investment period in September 2012, our obligation to fund additional capital to CTOPI is limited.

In accordance with the CTOPI management agreement, CTIMCO may earn incentive compensation in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. While we have not yet received any incentive distributions from CTOPI, we have been allocated $5.9 million of incentive compensation based on a hypothetical liquidation of the fund at its net asset value as of September 30, 2012. Accordingly, we have recognized this allocation as part of our equity investment in CTOPI, however we have deferred the recognition of income until cash is collected or appropriate contingencies have been eliminated.

In April 2012, we purchased a 0.44% interest in CT High Grade II from an existing investor for $2.8 million, representing our initial co-investment in CT High Grade II. Our co-investment represents a $2.9 million total capital commitment to CT High Grade II, of which our unfunded commitment is $480,000 as of September 30, 2012. As CT High Grade II’s investment period expired in May 2011, our obligation to fund additional capital to CT High Grade II is limited.

Activity relating to our equity investments in unconsolidated subsidiaries for the nine months ended September 30, 2012 was as follows (in thousands):

	CTOPI	CT High Grade II	Total

December 31, 2011	$10,399	$—	$10,399

Contributions	1,241	2,789	4,030
Income from equity investments in unconsolidated subsidiaries (1)	7,068	153	7,221
Distributions	(2,940)	—	(2,940)

September 30, 2012	$15,768	$2,942	$18,710

(1)
Includes $5.9 million of incentive income allocated to us from CTOPI under the equity method of accounting. This incentive income has not been recognized into earnings, but recorded as a deferred incentive income liability under accounts payable, accrued expenses and other liabilities on our consolidated balance sheet.

As of September 30, 2012, our maximum exposure to loss from CTOPI and CT High Grade II was $7.7 million and $2.8 million, respectively.

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

We had secured notes outstanding with an accreted book value of $8.3 million and $7.8 million as of September 30, 2012 and December 31, 2011, respectively.

Note 6. CT Legacy REIT

As discussed in Note 1, in connection with the March 2011 restructuring, we transferred substantially all of our directly held interest earning assets to a subsidiary of CT Legacy REIT. CT Legacy REIT is beneficially owned 52% by us, 24% by an affiliate of Five Mile Capital (the former mezzanine lender to CT Legacy REIT), and 24% by the former lenders under our senior credit facility. In addition, the former holders of our junior subordinated notes received class B common stock, a subordinate class of common stock which entitles its holders to receive approximately 25% of the dividends that would otherwise be payable to us on our equity interest in the common stock of CT Legacy REIT, after aggregate cash distributions of $50.0 million have been paid to all other classes of common stock. We manage CT Legacy REIT and CT Legacy Asset as a liquidating portfolio.

On February 10, 2012, we refinanced CT Legacy REIT’s mezzanine loan and repurchase facility with a single, new $124.0 million repurchase facility with JPMorgan. The borrower under the new JPMorgan facility, CT Legacy Asset, is a wholly owned subsidiary of CT Legacy REIT and owns all of its assets, other than cash. As a result of the refinancing, we discontinued consolidation of CT Legacy Asset. As a result, its assets and liabilities were deconsolidated from our financial statements as of February 10, 2012. We recognized a gain of $146.4 million on the deconsolidation of CT Legacy Asset, which was primarily the reversal of charges to GAAP equity resulting from losses previously recorded in excess of our economic interests in securitization vehicles which were consolidated by CT Legacy Asset.

As of September 30, 2012, our consolidated balance sheet includes (i) restricted cash of $16.1 million at CT Legacy REIT, and (ii) a $100.1 million investment in CT Legacy Asset, a 100% owned subsidiary of CT Legacy REIT. Prior to February 10, 2012, CT Legacy Asset was consolidated and therefore our consolidated balance sheet included its loans receivables, securities held-to-maturity, other assets, debt obligations and other liabilities.

The liabilities of CT Legacy Asset are all non-recourse to CT Legacy REIT and us. Neither we, nor CT Legacy REIT is obligated to provide, nor have we or CT Legacy REIT provided, any financial support to CT Legacy Asset.

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
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

A. Securities Held-to-Maturity – CT Legacy REIT

CT Legacy REIT’s securities portfolio consists of CMBS, CDOs, and other securities. Activity relating to these securities for the nine months ended September 30, 2012 was as follows (in thousands):

	CMBS	CDOs & Other	Total Book Value

December 31, 2011	$1,346	$1,256	$2,602

Principal paydowns	(17)	—	(17)
Discount/premium amortization & other	18	7	25
Deconsolidation of CT Legacy Asset (1)	(1,347)	(1,263)	(2,610)

September 30, 2012	$—	$—	$—

(1)
As further described above, we deconsolidated CT Legacy Asset in the first quarter of 2012. As a result, the securities owned by CT Legacy REIT are no longer included in our consolidated financial statements.

The following table details overall statistics for CT Legacy REIT’s securities portfolio as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Number of securities	─	6
Number of issues	─	5
Rating (1) (2)	N/A	CCC+
Fixed / Floating (in millions) (3)	$─ / $─	$2 / $1
Coupon (1) (4)	N/A	5.43%
Yield (1) (4)	N/A	3.31%
Life (years) (1) (5)	N/A	4.9

(1)	Represents a weighted average as of December 31, 2011.
(2)	Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security.
(3)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate securities.
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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Other-than-temporary impairments

The following table summarizes activity related to the other-than-temporary impairments of CT Legacy REIT’s securities during the nine months ended September 30, 2012 (in thousands):

	Gross Other-Than-Temporary Impairments	Credit Related Other-Than-Temporary Impairments	Non-Credit Related Other-Than-Temporary Impairments

December 31, 2011	$26,557	$26,105	$452

Amortization of other-than-temporary impairments	(24)	(11)	(13)
Deconsolidation of CT Legacy Asset (1)	(26,533)	(26,094)	(439)

September 30, 2012	$—	$—	$—

(1)
As further described in Note 1 above, we deconsolidated CT Legacy Asset in the first quarter of 2012. As a result, the securities owned by CT Legacy REIT, some of which were other-than-temporarily impaired, are no longer included in our consolidated financial statements.

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

We determine fair values using a combination of third-party dealer assessments of value and our own internal financial model-based estimations of fair value. See Note 12 for further discussion of fair value.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

B. Loans Receivable, Net – CT Legacy REIT

Activity relating to CT Legacy REIT’s loans receivable for the nine months ended September 30, 2012 was as follows (in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value (1)

December 31, 2011	$436,314	($229,800)	$206,514

Principal paydowns	(254)	—	(254)
Discount/premium amortization & other	28	—	28
Deconsolidation of CT Legacy Asset (2)	(436,088)	229,800	(206,288)

September 30, 2012	$—	$—	$—

(1)	Includes loans with a total principal balance of $436.0 million as of December 31, 2011.
(2)
As further described above, we deconsolidated CT Legacy Asset in the first quarter of 2012. As a result, the loans owned by CT Legacy REIT are no longer included in our consolidated financial statements.

The following table details overall statistics for CT Legacy REIT’s loans receivable portfolio as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Number of investments	─	17
Fixed / Floating (in millions) (1)	$─ / $─	$56 / $151
Coupon (2) (3)	N/A	4.59%
Yield (2) (3)	N/A	5.21%
Maturity (years) (2) (4)	N/A	1.4

(1)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate loans.
(2)	Represents a weighted average as of December 31, 2011.
(3)	Calculations for floating rate loans are based on LIBOR of 0.30% as of December 31, 2011.
(4)	Represents the final maturity of each investment assuming all extension options are executed.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The tables below detail the types of loans in CT Legacy REIT’s portfolio, as well as the property type and geographic distribution of the properties securing these loans, as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012			December 31, 2011
Asset Type	Book Value	Percentage		Book Value	Percentage
Senior mortgages	$—	―	%	$77,986	37%
Subordinate interests in mortgages	—	—		58,078	28
Mezzanine loans	—	—		47,271	23
Other	—	—		23,179	12
Total	$—	―	%	$206,514	100%

Property Type	Book Value	Percentage		Book Value	Percentage
Office	$—	―	%	$84,519	41%
Hotel	—	—		75,240	36
Multifamily	—	—		14,212	7
Other	—	—		32,543	16
Total	$—	―	%	$206,514	100%

Geographic Location	Book Value	Percentage		Book Value	Percentage
Northeast	$—	―	%	$64,040	31%
Southwest	—	—		40,353	19
West	—	—		38,179	18
Southeast	—	—		20,076	10
Northwest	—	—		9,364	5
International	—	—		34,502	17
Total	$—	―	%	$206,514	100%

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

The following table allocates the net book value and principal balance of CT Legacy REIT’s loans receivable based on our internal risk ratings as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	Loans Receivable as of September 30, 2012			Loans Receivable as of December 31, 2011
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	—	$—	$—	5	$91,940	$92,333
4 - 5	—	—	—	5	64,151	64,127
6 - 8	—	—	—	7	279,882	50,054

Total	—	$—	$—	17	$435,973	$206,514

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

In making this risk assessment, one of the primary factors we consider is how senior or junior each loan is relative to other debt obligations of the borrower. The following tables further allocate CT Legacy REIT’s loans receivable by both loan type and our internal risk ratings as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	Senior Mortgage Loans
	as of September 30, 2012			as of December 31, 2011
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	—	$—	$—	1	$27,503	$27,503
4 - 5	—	—	—	2	21,000	20,976
6 - 8	—	—	—	2	42,569	29,507

Total	—	$—	$—	5	$91,072	$77,986

	Subordinate Interests in Mortgages
	as of September 30, 2012			as of December 31, 2011
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	—	$—	$—	1	$13,000	$13,000
4 - 5	—	—	—	1	24,531	24,531
6 - 8	—	—	—	4	85,024	20,547

Total	—	$—	$—	6	$122,555	$58,078

	Mezzanine & Other Loans
	as of September 30, 2012			as of December 31, 2011
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	—	$—	$—	3	$51,437	$51,830
4 - 5	—	—	—	2	18,620	18,620
6 - 8	—	—	—	1	152,289	—

Total	—	$—	$—	6	$222,346	$70,450

C. Loans Held-for-Sale, Net – CT Legacy REIT

Activity relating to CT Legacy REIT’s loans held-for-sale for the nine months ended September 30, 2012 was as follows (in thousands):

	Gross Book Value	Valuation Allowance	Net Book Value

December 31, 2011	$32,331	($1,456)	$30,875

Deconsolidation of CT Legacy Asset (1)	(32,331)	1,456	(30,875)

September 30, 2012	$—	$—	$—

(1)
As further described above, we deconsolidated CT Legacy Asset in the first quarter of 2012. As a result, the loans held-for-sale owned by CT Legacy REIT are no longer included in our consolidated financial statements.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

D. Debt Obligations – CT Legacy REIT

As of September 30, 2012, CT Legacy REIT did not have any debt obligations outstanding. As of December 31, 2011, CT Legacy REIT had $113.6 million of total debt obligations outstanding. The balances of each category of debt were as follows (in thousands):

	September 30,		December 31,
	2012		2011
Debt Obligations	Principal Balance (1)	Book Value (1)	Principal Balance	Book Value

Repurchase obligation (JPMorgan)	$—	$—	$58,464	$58,464

Mezzanine loan	—	—	65,275	55,111

Total/Weighted Average	$—	$—	$123,739	$113,575

(1)
As further described above, we deconsolidated CT Legacy Asset in the first quarter of 2012. As a result, the debt obligations of CT Legacy REIT are no longer included in our consolidated financial statements.

Repurchase Obligations

In conjunction with our restructuring on March 31, 2011, our three legacy repurchase obligations were assumed by wholly-owned subsidiaries of CT Legacy REIT, and the recourse to Capital Trust, Inc. was eliminated. On February 10, 2012, we refinanced CT Legacy REIT’s one remaining repurchase facility and its mezzanine loan with a single, new $124.0 million repurchase facility with JPMorgan. The new facility is an obligation of CT Legacy Asset, matures in December 2014, carries a rate of LIBOR+6.00% as of September 30, 2012, and has paydown hurdles and associated potential rate increases over the term of the facility. As a result of the refinancing, we discontinued consolidation of CT Legacy Asset. See Note 1 and the introduction to Note 6 for further discussion on the deconsolidation of CT Legacy Asset.

Mezzanine Loan

On March 31, 2011, CT Legacy REIT entered into an $83.0 million mezzanine loan with Five Mile Capital that carried an interest rate of 15.0% per annum, of which 7.0% may be deferred, and that had a maturity date of March 31, 2016. The mezzanine loan was not recourse to Capital Trust, Inc. except for certain limited non-recourse, “bad boy” carve outs.

As of December 31, 2011, the mezzanine loan had an outstanding principal balance of $65.3 million (including deferred interest) and a book balance of $55.1 million. As discussed above, on February 10, 2012, we refinanced CT Legacy REIT’s JPMorgan repurchase facility and its mezzanine loan with a single, new $124.0 million repurchase facility with JPMorgan. As a result of the refinancing, we discontinued consolidation of CT Legacy Asset. See Note 1 and the introduction to Note 6 for further discussion on the deconsolidation of CT Legacy Asset.

E. Participations Sold – CT Legacy REIT

Participations sold represent interests in certain loans that we originated and subsequently sold to one of our investment management vehicles or to third-parties. We have historically presented these participations sold as both assets and non-recourse liabilities because these arrangements do not qualify as sales under GAAP. Generally, participations sold are recorded as assets and liabilities in equal amounts on our consolidated balance sheets, and an equivalent amount of interest income and interest expense is recorded on our consolidated statements of operations. However, impaired loan assets must be reduced through the provision for loans losses while the associated non-recourse liability cannot be reduced until the participation has been contractually extinguished. This can result in an imbalance between the loan participations sold asset and liability. We have no economic exposure to these liabilities.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table describes CT Legacy REIT’s participations sold assets and liabilities as of December 31, 2011 (in thousands):

	September 30,	December 31,
	2012	2011
Participations sold assets
Gross carrying value	$—	$97,465
Less: Provision for loan losses	—	(97,465)
Net book value of assets	—	—

Participations sold liabilities
Net book value of liabilities	—	97,465
Net impact to shareholders' equity	$—	($97,465)

F. Derivative Financial Instruments – CT Legacy REIT

As discussed in Note 1, on February 10, 2012, we refinanced CT Legacy REIT’s mezzanine loan and repurchase facility with a single, new $124.0 million repurchase facility with JPMorgan. As a result of the refinancing, we discontinued consolidation of CT Legacy Asset as of February 10, 2012.

CT Legacy REIT is not party to any interest rate swap agreements. As of December 31, 2011, CT Legacy REIT’s formerly consolidated subsidiary, CT Legacy Asset, was party to five interest rate swaps with a notional amount of $60.8 million and fair value of $8.8 million.

During the period from January 1, 2012 to February 10, 2012, while we consolidated CT Legacy Asset, it made net payments of $262,000 under its interest rate swaps which were recorded as a component of interest expense. During the same period, we recognized $291,000 as a component of interest expense for the change in fair value of these swaps. In addition, as a result of the deconsolidation of CT Legacy Asset, we reclassified $1.8 million from other comprehensive income to interest expense. This amount represents the unamortized balance of prior fair value adjustments to these interest rate swaps from the second quarter of 2011, when we discontinued the designation of these swaps as cash flow hedges.

G. Investment in CT Legacy Asset – CT Legacy REIT

As discussed in Note 1, on February 10, 2012, we refinanced CT Legacy REIT’s mezzanine loan and repurchase facility with a single, new $124.0 million repurchase facility with JPMorgan. The borrower under the new JPMorgan facility, CT Legacy Asset, is a wholly owned subsidiary of CT Legacy REIT and owns all of its assets, other than cash. As a result of the refinancing, we discontinued consolidation of CT Legacy Asset. As a result, its assets and liabilities were deconsolidated from our financial statements as of February 10, 2012.

We have elected the fair value option of accounting for CT Legacy REIT’s investment in CT Legacy Asset, pursuant to which we record this investment at fair value rather than at our historical cost investment amount. Additionally, changes in the fair value of this investment are recognized in our consolidated statement of operations. The fair value of CT Legacy REIT’s investment in CT Legacy Asset was $89.7 million and $100.1 million at February 10, 2012 and September 30, 2012, respectively.

The liabilities of CT Legacy Asset are all non-recourse to us, and we are not obligated to provide, nor have we provided, any financial support to CT Legacy Asset or CT Legacy REIT. We are only exposed to investment losses in CT Legacy Asset via our investment in CT Legacy REIT, which itself holds only two assets, cash of $16.1 million and an investment in CT Legacy Asset of $100.1 million. Net of noncontrolling interests, our investment in CT Legacy REIT is $53.1 million. After giving effect to the $11.1 million which will ultimately be payable under our secured notes and $7.8 million payable under the CT Legacy REIT management incentive awards plan, our maximum exposure to loss from CT Legacy REIT, and therefore CT Legacy Asset, is $34.2 million.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table represents summarized financial information for CT Legacy Asset (in thousands):

For the Period from February 11, 2012
through September 30, 2012 (1)
Income Statement
Total revenues (2)	$140,741
Total expenses (3)	(12,001)
Net gain	$128,740

As of September 30, 2012
Balance Sheet
Total assets	$615,720

(1)	Includes activity and balances of VIEs consolidated by CT Legacy Asset.
(2)	Includes interest income and gain on extinguishment of debt.
(3)	Includes interest expense, general and administrative expenses, provisions and impairments.

Note 7. Consolidated Securitization Vehicles

As of September 30, 2012, our consolidated balance sheet includes an aggregate $402.2 million of assets and $517.1 million of liabilities related to four consolidated securitization vehicles. Our consolidated securitization vehicles include two categories of entities: (i) collateralized debt obligations sponsored and issued by us, which we refer to as CT CDOs and (ii) other consolidated securitization vehicles which were not issued or sponsored by us.

Due to the deconsolidation of CT Legacy Asset on February 10, 2012, as discussed in Note 1, we deconsolidated one CT CDO, CT CDO III, and three other securitization vehicles that are owned by CT Legacy Asset.

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

Other Consolidated Securitization Vehicles

As discussed above, we currently consolidate one other securitization vehicle, which is substantially similar to the CT CDOs. This securitization vehicle invests in commercial real estate debt instruments, which investments were not originated or transferred to the entity by us. In addition to our investment in the subordinate classes of the securities issued by this vehicle, we are named special servicer on its collateral assets. As a result of consolidation, our ownership interest in this consolidation vehicle has been eliminated, and our balance sheet reflects both the assets held and debt issued by this vehicle to third-parties. Similarly, our operating results and cash flows include the gross amounts related to the assets and liabilities of the securitization vehicle, as opposed to our net economic interest in this entity. Special servicing fees paid to us on assets owned by this vehicle are eliminated in consolidation.

Our interest in the assets held by this securitization vehicle, which are consolidated on our balance sheet, is restricted by the structural provisions of this entity, and a recovery of our investment in the vehicle will be limited by its distribution provisions. The liabilities of the securitization vehicle, which are also consolidated on our balance sheet, are non-recourse to us, and can generally only be satisfied from its collateral assets.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

We are not obligated to provide, nor have we provided, any financial support to this consolidated securitization vehicle. In addition, this investment has been made through one of our CT CDOs, which limits our exposure to loss as discussed above. We have recognized losses on the collateral assets of this CT CDO in excess of our investment therein, resulting in a zero net exposure to loss as of September 30, 2012.

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

A. Securities Held-to-Maturity – Consolidated Securitization Vehicles
Our consolidated securitization vehicles’ securities portfolio consists of CMBS, CDOs, and other securities. Activity relating to these securities for the nine months ended September 30, 2012 was as follows (in thousands):

	CMBS	CDOs & Other	Total Book Value (1)

December 31, 2011	$357,037	$1,935	$358,972

Principal paydowns	(38,393)	(1,935)	(40,328)
Discount/premium amortization & other (2)	(259)	202	(57)
Other-than-temporary impairments:
Recognized in earnings	(160)	—	(160)
Recognized in accumulated other comprehensive income	160	—	160
Deconsolidation of CT Legacy Asset (3)	(193,737)	29,998	(163,739)

September 30, 2012	$124,648	$30,200	$154,848

(1)	Includes securities with a total face value of $236.4 million and $490.9 million as of September 30, 2012 and December 31, 2011, respectively.
(2)	Includes mark-to-market adjustments on securities previously classified as available-for-sale, amortization of other-than-temporary impairments, and losses, if any.
(3)
As further described above, we deconsolidated CT Legacy Asset in the first quarter of 2012. As a result, the securities owned by its consolidated securitization vehicle are no longer included in our consolidated financial statements. Also, certain securities which are owned by our consolidated securitization vehicles, that had previously been eliminated in consolidation, are now included in our consolidated financial statements. See Note 6 for additional discussion on CT Legacy Asset.

As of both September 30, 2012 and December 31, 2011, all of our consolidated securitization vehicles’ securities were classified as held-to-maturity.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table allocates the book value of our consolidated securitization vehicles’ securities as of September 30, 2012 between their amortized cost basis, amounts related to mark-to-market adjustments on securities previously classified as available-for-sale, and the portion of other-than-temporary impairments not related to expected credit losses (in thousands):

	CMBS	CDOs & Other	Total Securities
Amortized cost basis	$136,933	$30,200	$167,133
Mark-to-market adjustments on securities previously classified as available-for-sale	6	—	6
Other-than-temporary impairments recognized in accumulated other comprehensive income	(12,291)	—	(12,291)

Total book value as of September 30, 2012	$124,648	$30,200	$154,848

The following table details overall statistics for our consolidated securitization vehicles’ securities portfolio as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Number of securities	33	52
Number of issues	23	36
Rating (1) (2)	B+	BB+
Fixed / Floating (in millions) (3)	$154 / $1	$358 / $1
Coupon (1) (4)	6.15%	6.49%
Yield (1) (4)	6.32%	7.41%
Life (years) (1) (5)	3.1	2.5

(1)	Represents a weighted average as of September 30, 2012 and December 31, 2011, respectively.
(2)	Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security.
(3)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate securities.
(4)
Coupon is based on the securities’ contractual interest rates, while yield is based on expected cash flows for each security, and considers discounts/premiums and asset non-performance. Calculations for floating rate securities are based on LIBOR of 0.21% and 0.30% as of September 30, 2012 and December 31, 2011, respectively.

(5)	Weighted average life is based on the timing and amount of future expected principal payments through the expected repayment date of each respective investment.

The table below details the ratings and vintage distribution of our consolidated securitization vehicles’ securities as of September 30, 2012 (in thousands):

	Rating as of September 30, 2012
Vintage	AAA	AA	A	BBB	BB	B	CCC and Below	Total
2006	$—	$—	$—	$—	$—	$—	$15,130	$15,130
2005	—	—	—	—	—	—	36,672	36,672
2004	—	—	—	24,753	—	—	—	24,753
2003	—	—	—	3,005	1,977	—	—	4,982
2002	—	—	—	—	6,729	—	2,384	9,113
2001	—	—	—	—	—	5,426	2,557	7,983
2000	2,894	—	—	—	19,056	—	3,997	25,947
1999	—	—	4,000	—	15,023	—	—	19,023
1998	—	2,160	7,397	—	151	—	1,537	11,245
Total	$2,894	$2,160	$11,397	$27,758	$42,936	$5,426	$62,277	$154,848

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

Other-than-temporary impairments

Quarterly, we reevaluate our consolidated securitization vehicles’ securities portfolio to determine if there has been an other-than-temporary impairment based upon expected future cash flows from each securities investment. As a result of this evaluation, under the accounting guidance discussed in Note 2, during the nine months ended September 30, 2012, we determined that $160,000 of impairments previously recorded in other comprehensive income should be recognized as credit losses due to a decrease in cash flow expectation for one of our securities.

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

The following table summarizes activity related to the other-than-temporary impairments of our consolidated securitization vehicles’ securities during the nine months ended September 30, 2012 (in thousands):

	Gross Other-Than-Temporary Impairments	Credit Related Other-Than-Temporary Impairments	Non-Credit Related Other-Than-Temporary Impairments

December 31, 2011	$130,360	$114,223	$16,137

Additions due to change in expected cash flows	—	160	(160)
Amortization of other-than-temporary impairments	(373)	(128)	(245)
Reductions due to realized losses	(26,263)	(26,263)	—
Deconsolidation of CT Legacy Asset (1)	(25,567)	(22,126)	(3,441)

September 30, 2012	$78,157	$65,866	$12,291

(1)
As further described in Note 1, we deconsolidated CT Legacy Asset in the first quarter of 2012. As a result, the securities owned by its consolidated securitization vehicles, some of which were other-than-temporarily impaired, are no longer included in our consolidated financial statements.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Unrealized losses and fair value of securities

Certain of our consolidated securitization vehicles’ securities are carried at values in excess of their fair values. This difference can be caused by, among other things, changes in credit spreads and interest rates. The following table shows the gross unrealized losses and fair value of securities for which the fair value is lower than their book value as of September 30, 2012 and that are not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		Greater Than 12 Months		Total

	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Book Value (1)

Floating Rate	$—	$—	$—	$—	$—	$—	$—

Fixed Rate	18.6	(11.6)	57.6	(5.8)	76.2	(17.4)	93.6

Total	$18.6	($11.6)	$57.6	($5.8)	$76.2	($17.4)	$93.6

(1)
Excludes, as of September 30, 2012, $61.2 million of securities which were carried at or below fair value and securities against which an other-than-temporary impairment equal to the entire book value was recognized in earnings.

As of September 30, 2012, 16 of our consolidated securitization vehicles' securities with an aggregate book value of $93.6 million were carried at values in excess of their fair values. Fair value for these securities was $76.2 million as of September 30, 2012. In total, as of September 30, 2012, our consolidated securitization vehicles had 33 investments in securities with an aggregate book value of $154.8 million that have an estimated fair value of $144.7 million, including 29 investments in CMBS with an estimated fair value of $126.1 million and four investments in CDOs and other securities with an estimated fair value of $18.6 million.

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

We determine fair values using a combination of third-party dealer assessments of value and our own internal financial model-based estimations of fair value. See Note 12 for further discussion of fair value. We regularly examine our consolidated securitization vehicles’ securities portfolio and have determined that, despite these differences between book value and fair value, our expectations of future cash flows have only changed adversely for 11 of our consolidated securitization vehicles’ securities, against which we have recognized other-than-temporary-impairments. See Note 6A for additional discussion of fair value estimations.

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

We are not obligated to provide, nor have we provided, any financial support to these entities. As these securities are financed by our non-recourse CT CDOs, our exposure to loss is therefore limited to our interests in these consolidated entities. The notional amount of the subordinate debt and equity interests we retained in our CT CDOs is $162.0 million. After giving effect to certain transfers of these interests, provisions for loan losses and other-than-temporary impairments recorded as of September 30, 2012, we have no remaining net exposure to loss from these entities.

B. Loans Receivable, Net – Consolidated Securitization Vehicles
Activity relating to our consolidated securitization vehicles’ loans receivable for the nine months ended September 30, 2012 was as follows (in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value (1)

December 31, 2011	$814,572	($201,974)	$612,598

Satisfactions (2)	(62,950)	—	(62,950)
Principal paydowns	(1,816)	—	(1,816)
Discount/premium amortization & other	156	—	156
Recovery of provision for loan losses	—	2,819	2,819
Realized loan losses	(22,001)	22,001	—
Deconsolidation of CT Legacy Asset (3)	(435,744)	99,394	(336,350)

September 30, 2012	$292,217	($77,760)	$214,457

(1)	Includes loans with a total principal balance of $292.8 million and $815.7 million as of September 30, 2012 and December 31, 2011, respectively.
(2)	Includes final maturities and full repayments.
(3)
As further described in Note 1, we deconsolidated CT Legacy Asset in the first quarter of 2012. As a result, the loans owned by its consolidated securitization vehicles are no longer included in our consolidated financial statements.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details overall statistics for our consolidated securitization vehicles’ loans receivable portfolio as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Number of investments	14	71
Fixed / Floating (in millions) (1)	$44 / $170	$280 / $333
Coupon (2) (3)	4.34%	5.11%
Yield (2) (3)	4.63%	5.72%
Maturity (years) (2) (4)	3.0	3.6

(1)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate loans.
(2)	Represents a weighted average as of September 30, 2012 and December 31, 2011, respectively.
(3)	Calculations for floating rate loans are based on LIBOR of 0.21% and 0.30% as of September 30, 2012 and December 31, 2011, respectively.
(4)
For loans in CT CDOs, assumes all extension options are executed. For loans in other consolidated securitization vehicles, maturity is based on information provided by the trustees of each respective entity.

The tables below detail the types of loans in our consolidated securitization vehicles’ loan portfolio, as well as the property type and geographic distribution of the properties securing these loans, as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012		December 31, 2011
Asset Type	Book Value	Percentage	Book Value	Percentage
Subordinate interests in mortgages	$129,509	60%	$225,773	36%
Senior mortgages	65,000	30	241,323	39
Mezzanine loans	19,948	10	152,934	25
Total	$214,457	100%	$620,030	100%

Property Type	Book Value	Percentage	Book Value	Percentage
Office	$185,006	86%	$317,940	51%
Hotel	27,322	13	174,419	28
Retail	—	—	72,701	12
Healthcare	—	—	18,837	3
Other	2,129	1	36,133	6
Total	$214,457	100%	$620,030	100%

Geographic Location	Book Value	Percentage	Book Value	Percentage
Northeast	$98,757	46%	$199,361	32%
West	78,700	37	152,774	25
Southeast	21,707	10	124,456	20
Southwest	15,293	7	57,046	9
Midwest	—	—	24,957	4
Diversified	—	—	61,436	10
Total	$214,457	100%	$620,030	100%

Unallocated loan loss provision (1)	—		(7,432)

Net book value	$214,457		$612,598

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

The following table allocates the net book value and principal balance of our consolidated securitization vehicles’ loans receivable based on our internal risk ratings as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	Loans Receivable as of September 30, 2012			Loans Receivable as of December 31, 2011
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	5	$118,333	$118,006	22	$416,032	$415,661
4 - 5	2	78,700	78,622	3	44,057	43,945
6 - 8	7	95,795	17,829	17	271,988	76,784
N/A	—	—	—	29	83,639	83,640

Total	14	$292,828	$214,457	71	$815,716	$620,030

Unallocated loan loss provision:			—			(7,432)

Net book value			$214,457			$612,598

(1)
We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional information.

In making this risk assessment, one of the primary factors we consider is how senior or junior each loan is relative to other debt obligations of the borrower. The following tables further allocate our consolidated securitization vehicles’ loans receivable by both loan type and our internal risk ratings as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	Senior Mortgage Loans
	as of September 30, 2012			as of December 31, 2011
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	—	$—	$—	10	$117,452	$117,452
4 - 5	1	65,000	65,000	1	12,551	12,551
6 - 8	—	—	—	4	43,988	27,680
N/A	—	—	—	29	83,639	83,640

Total	1	$65,000	$65,000	44	$257,630	$241,323

(1)
We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional details.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

	Subordinate Interests in Mortgages
	as of September 30, 2012			as of December 31, 2011
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	4	$98,295	$98,058	8	$175,560	$175,314
4 - 5	1	13,700	13,622	2	31,506	31,394
6 - 8	7	95,795	17,829	9	122,306	19,065
N/A	—	—	—	—	—	—

Total	12	$207,790	$129,509	19	$329,372	$225,773

(1)
We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional details.

	Mezzanine & Other Loans
	as of September 30, 2012			as of December 31, 2011
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	1	$20,038	$19,948	4	$123,020	$122,895
4 - 5	—	—	—	—	—	—
6 - 8	—	—	—	4	105,694	30,039
N/A	—	—	—	—	—	—

Total	1	$20,038	$19,948	8	$228,714	$152,934

(1)
We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional details.

Loan impairments

The following table describes our consolidated securitization vehicles’ impaired loans as of September 30, 2012, including impaired loans that are current in their interest payments and those that are delinquent on contractual payments (dollars in thousands):

	September 30, 2012
Impaired Loans	No. of Loans	Gross Book Value	Provision for Loan Loss	Net Book Value
Performing loans	1	$15,062	($15,062)	$—
Non-performing loans	5	66,828	(62,698)	4,130

Total impaired loans	6	$81,890	($77,760)	$4,130

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details the allocation of our consolidated securitization vehicles’ provision for loan losses as of September 30, 2012 (in thousands):

	September 30, 2012
Impaired Loans	Principal Balance	Provision for Loan Loss	Loss Severity
Subordinate interests in mortgages	$82,094	$77,760	95%
Total/Weighted Average	$82,094	$77,760	95%

Generally, we have recorded provisions for loan loss against all loans which are in maturity default, or otherwise have past-due principal payments. As of September 30, 2012, our consolidated securitization vehicles had two loans with a net book value of $52.7 million which were in maturity default but had no provision recorded. We expect to collect all principal and interest due under this loan upon their resolution.

The following table details our consolidated securitization vehicles’ average balance of impaired loans by loan type, and the income recorded on such loans subsequent to their impairment during the nine months ended September 30, 2012 (in thousands):

Income on Impaired Loans for the Nine Months ended September 30, 2012
Asset Type	Average Net Book Value	Income Recorded (1)
Senior Mortgage Loans	$4,232	$168
Subordinate Interests in Mortgages	5,097	404
Mezzanine & Other Loans	5,135	210

Total	$14,464	$782

(1)	Substantially all of the income recorded on impaired loans during the period was received in cash.

Nonaccrual loans

In accordance with our revenue recognition policies discussed in Note 2, we do not accrue interest on loans which are 90 days past due or, in the opinion of management, are otherwise uncollectable. Accordingly, we do not have any material interest receivable accrued on nonperforming loans as of September 30, 2012.

The following table details our consolidated securitization vehicles’ loans receivable which are on nonaccrual status as of September 30, 2012 (in thousands):

Nonaccrual Loans Receivable as of September 30, 2012
Asset Type	Principal Balance	Net Book Value
Subordinate Interests in Mortgages	$82,094	$4,130

Total	$82,094	$4,130

Loan modifications

During the nine months ended September 30, 2012, there was one modification of a loan in a consolidated securitization vehicle that was considered a troubled debt restructuring, as defined under GAAP. A troubled debt restructuring is generally any modification of a loan to a borrower that is experiencing financial difficulties, where a lender agrees to terms that are more favorable to the borrower than is otherwise available in the current market. This loan modification included a six-month extension of a $6.6 million subordinate mortgage loan with no interest rate increase. This loan has been individually assessed for impairment, and no impairment beyond the existing $4.6 million impairment was determined to be necessary.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

C. Real Estate Held-for-Sale – Consolidated Securitization Vehicles

Activity relating to our consolidated securitization vehicles’ real estate held-for-sale for the nine months ended September 30, 2012 was as follows (in thousands):

	Gross Book Value	Other-Than-Temporary Impairment	Net Book Value

December 31, 2011	$24,960	($14,618)	$10,342

Deconsolidation of CT Legacy Asset (1)	(24,960)	14,618	(10,342)

September 30, 2012	$—	$—	$—

(1)
As further described in Note 1 above, we deconsolidated CT Legacy Asset in the first quarter of 2012. As a result, the real estate held-for-sale owned by its consolidated securitization vehicles is no longer included in our consolidated financial statements.

D. Debt Obligations – Consolidated Securitization Vehicles

As of September 30, 2012 and December 31, 2011, our consolidated securitization vehicles had $497.4 million and $1.2 billion of total non-recourse securitized debt obligations outstanding, respectively. The balances of each entity’s outstanding securitized debt obligations, their respective coupons and all-in effective costs, including the amortization of fees and expenses, were as follows (in thousands):

	September 30, 2012		December 31, 2011	September 30, 2012
Non-Recourse Securitized Debt Obligations	Principal Balance	Book Value	Book Value	Coupon(1)	All-In Cost(1)		Maturity Date(2)
CT CDOs
CT CDO I	$91,044	$91,044	$121,409	1.26%	1.28%		July 2039
CT CDO II	156,900	156,900	199,751	0.92%	1.21%		March 2050
CT CDO III	—	—	199,553	N/A	N/A		N/A
CT CDO IV (3)	198,927	198,927	221,540	1.07%	1.23%		October 2043

Total CT CDOs	446,871	446,871	742,253	1.06%	1.23%		February 2045

Other securitization vehicles
GMACC 1997-C1	—	—	83,672	N/A	N/A		N/A
GECMC 00-1 H	—	—	24,847	N/A	N/A		N/A
GSMS 2006-FL8A	50,552	50,552	50,552	1.06%	1.06%		June 2020
MSC 2007-XLCA	—	—	310,083	N/A	N/A		N/A
JPMCC 2004-FL1A	—	—	—	N/A	N/A		N/A
Total other securitization vehicles	50,552	50,552	469,154	1.06%	1.06%		June 2020

Total/Weighted Average	$497,423	$497,423	$1,211,407	1.06%	1.21%	(4)	August 2042

(1)	Represents a weighted average for each respective facility, assuming LIBOR of 0.21% at September 30, 2012 for floating rate debt obligations.
(2)
Maturity dates represent the contractual maturity of each securitization trust. Repayment of securitized debt is a function of collateral cash flows which are disbursed in accordance with the contractual provisions of each trust, and is generally expected to occur prior to the maturity date above.

(3)	Comprised, at September 30, 2012, of $184.9 million of floating rate notes sold and $14.0 million of fixed rate notes sold.
(4)
Including the impact of interest rate hedges with an aggregate notional balance of $273.7 million as of September 30, 2012, the effective all-in cost of our consolidated securitization vehicles’ debt obligations would be 4.09% per annum.

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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

CT CDOs

As of September 30, 2012, our consolidated CT CDOs, CT CDO I, CT CDO II, and CT CDO IV, included three separate issuances with a total face value of $446.9 million. As of September 30, 2012, loans receivable and securities with a book balance of $149.5 million and $154.8 million, respectively, were financed by our three consolidated CT CDOs. As of December 31, 2011, loans receivable and securities with a book balance of $208.3 million and $359.0 million, respectively, were financed by our four consolidated CT CDOs, one of which was deconsolidated as of February 10, 2012.

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

The maximum potential amount of future payment we may be required to make to repurchase assets is $722.5 million, the current face amount of all loans and securities in our four CT CDOs. In certain cases, we may be able to reduce the impact of any such purchase obligation through recoveries from the exercise of remedies against the institution from which we acquired the asset and received substantially the same representations and warranties. This potential recoverable amount is not currently estimable and would depend on the nature of the representation and warranty breached and the circumstances under which each asset was transferred to the CT CDO. Since inception, we have not been required to repurchase any assets nor have we received any notice of assertion of a potential breach of any representation or warranty. Any payment required to repurchase a loan or security could materially impact our liquidity.

Other Consolidated Securitization Vehicles

In addition to the CT CDOs sponsored by us, which are discussed above, we also consolidate one other securitization vehicle which was not sponsored or issued by us. The debt obligations of this entity are separately presented on our consolidated balance sheet along with the CT CDOs issued by us, as they are also securitized, non-recourse obligations. These obligations will generally be satisfied with the repayment of assets in the entity’s collateral pool, or will be discharged when losses are realized.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

As of September 30, 2012, loans receivable with an aggregate book value of $65.0 million serve as collateral for the securities issued by this other consolidated securitization vehicle. As of December 31, 2011, loans receivable with an aggregate book value of $404.3 million serve as collateral for the securities issued by these five other consolidated securitization vehicles, three of which was deconsolidated as of February 10, 2012.

E. Derivative Financial Instruments – Consolidated Securitization Vehicles

The following table summarizes the notional amounts and fair values of our consolidated securitization vehicles’ interest rate swaps as of September 30, 2012 and December 31, 2011 (in thousands). The notional amount provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk.

Counterparty	September 30, 2012 Notional Amount	Interest Rate (1)	Maturity	September 30, 2012 Fair Value	December 31, 2011 Fair Value
Swiss RE Financial	$223,802	5.10%	2015	($15,631)	($20,540)
Bank of America	34,270	4.58%	2014	(1,499)	(2,368)
Bank of America	10,535	5.05%	2016	(1,387)	(1,461)
Bank of America	5,104	4.12%	2016	(572)	(573)
Total/Weighted Average	$273,711	5.01%	2015	($19,089)	($24,942)

(1)	Represents the gross fixed interest rate we pay to our counterparties under these derivative instruments. We receive an amount of interest indexed to one-month LIBOR on all of our interest rate swaps.

As of both September 30, 2012 and December 31, 2011, all of the derivative financial instruments of our consolidated securitization vehicles were classified as cash flow hedges, and recorded at fair value as interest rate hedge liabilities on our consolidated balance sheet.

The table below shows amounts recorded to other comprehensive income and amounts recorded to interest expense from other comprehensive income for the nine months ended September 30, 2012 and 2011 (in thousands):

	Amount of net loss recognized		Amount of loss reclassified from OCI
	in OCI for the nine months ended (1)		to income for the nine months ended (2)

Hedge	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Interest rate swaps	($5,853)	$1,980	($10,182)	($11,512)

(1)	Represents the amount of unrealized gains and losses recorded to other comprehensive income during the period, net of the amount reclassified to interest expense.
(2)	Represents net amounts paid to swap counterparties during the period, which are included in interest expense, offset by an immaterial amount of non-cash swap amortization.

All of our consolidated securitization vehicles’ interest rate swaps were classified as highly effective for all of the periods presented. Over the next twelve months, as we make payments under our hedge agreements, we expect approximately $9.8 million to be reclassified from other comprehensive income to interest expense. This amount is generally equal to the present value of expected payments under the respective derivative contracts.

As of September 30, 2012, our consolidated securitization vehicles have not posted any assets as collateral under derivative agreements.

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

Common Stock
Shares of class A common stock are entitled to vote on all matters presented to a vote of shareholders, except as provided by law or subject to the voting rights of any outstanding preferred stock. Holders of record of shares of class A common stock on the record date fixed by our board of directors are entitled to receive such dividends as may be declared by the board of directors subject to the rights of the holders of any outstanding preferred stock. A total of 23,191,622 shares of class A common stock and stock units were issued and outstanding as of September 30, 2012.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

We did not repurchase any of our class A common stock during the nine months ended September 30, 2012, other than the 6,959 shares we acquired pursuant to elections by incentive plan participants to satisfy tax withholding obligations through the surrender of shares equal in value to the amount of the withholding obligation incurred upon the vesting of restricted class A common stock.

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

On November 8, 2012, all of our outstanding warrants were exercised in a cashless manner. See Note 16 for further discussion.

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

No dividends were declared during the nine months ended September 30, 2012 or 2011.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Accumulated Other Comprehensive Loss
The following table details the primary components of accumulated other comprehensive loss as of September 30, 2012, and significant activity for the nine months ended September 30, 2012 (in thousands):

Accumulated Other Comprehensive Loss	Market on Interest Rate Hedges	Deferred Gains on Settled Hedges	Other-than- Temporary Impairments	Unrealized Gains on Securities	Total

Total as of December 31, 2011	($27,423)	$56	($16,578)	$3,361	($40,584)

Unrealized gain on derivative financial instruments	5,853	—	—	—	5,853
Ineffective portion of cash flow hedges (1)	2,481	—	—	—	2,481
Amortization of net unrealized gains on securities	—	—	—	(770)	(770)
Amortization of net deferred gains on settlement of swaps	—	(56)	—	—	(56)
Other-than-temporary impairments of securities (2)	—	—	409	—	409
Deconsolidation of CT Legacy Asset (3)	—	—	3,879	(2,586)	1,293

Total as of September 30, 2012	($19,089)	$—	($12,290)	$5	($31,374)

Allocation to non-controlling interest (3)					—

Accumulated other comprehensive loss as of September 30, 2012					($31,374)

(1)
As a result of the deconsolidation of CT Legacy Asset in the first quarter of 2012, the balance of accumlated other comprehensive income related to cash flow hedges of CT Legacy Asset was reclassified to interest expense.

(2)	Represents other-than-temporary impairments of securities in excess of credit losses, including amortization of prior other-than-temporary impairments of $248,000.
(3)
As further described in Note 1 above, we deconsolidated CT Legacy Asset in the first quarter of 2012. As a result, the balances of accumulated other comprehensive income related to CT Legacy Asset, including those allocable to noncontrolling interests are no longer included in our consolidated financial statements.

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

The following table describes activity relating to noncontrolling interests for the nine months ended September 30, 2012 (in thousands):

Noncontrolling Interests

December 31, 2011	($18,515)

Net income attributable to noncontrolling interests	81,038
Other comprehensive income attributable to noncontrolling interests	10
Distributions to noncontrolling interests	(8)

September 30, 2012	$62,525

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

As of December 31, 2011, the noncontrolling interests recorded on our consolidated balance sheet was a deficit, which reflected the consolidated book value of CT Legacy REIT, including certain securitization vehicles in which losses had been recorded in excess of CT Legacy REIT’s net investment. As a result of our deconsolidation of CT Legacy Asset during the first quarter of 2012, the impact of these excess losses has been reversed, resulting in a positive allocation to noncontrolling interests as of September 30, 2012.

Earnings Per Share
The following table sets forth the calculation of Basic and Diluted earnings per share, or EPS, based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the three and nine months ended September 30, 2012 (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Net	Wtd. Avg.	Per Share	Net	Wtd. Avg.	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS:
Net income allocable to common stock	$6,999	23,173,426	$0.30	$75,835	22,969,103	$3.30
Effect of Dilutive Securities:
Warrants outstanding for the purchase of common stock	—	1,442,600		—	1,472,958
Diluted EPS:
Net income per share of common stock and assumed conversions	$6,999	24,616,026	$0.28	$75,835	24,442,061	$3.10

The following table sets forth the calculation of Basic and Diluted EPS based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the three and nine months ended September 30, 2011 (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Net	Wtd. Avg.	Per Share	Net	Wtd. Avg.	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS:
Net income allocable to common stock	$13,722	22,730,080	$0.60	$266,464	22,630,672	$11.77
Effect of Dilutive Securities:
Warrants outstanding for the purchase of common stock	—	1,391,893		—	1,426,702
Diluted EPS:
Net income per share of common stock and assumed conversions	$13,722	24,121,973	$0.57	$266,464	24,057,374	$11.08

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 9. General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2012 and 2011 consisted of the following (in thousands):

	Nine Months Ended September 30,
General and Administrative Expenses	2012	2011
Personnel costs	$7,642	$7,162
Restructuring awards	—	2,750
Professional services	2,468	3,914
Pending sale of investment management platform	2,135	—
Operating and other costs	2,267	1,617
Subtotal	14,512	15,443

Non-cash personnel costs
Management incentive awards plan - CT Legacy REIT	944	3,395
Employee stock-based compensation	675	411
Subtotal	1,619	3,806

Expenses of consolidated securitization vehicles	62	619
Total	$16,193	$19,868

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

Note 10. Income Taxes

Capital Trust, Inc. has made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code, commencing with the tax year ending December 31, 2003. As a REIT, we generally are not subject to federal, state, and local income taxes except for the operations of our taxable REIT subsidiary, CTIMCO. The primary benefit from this election is that we are able to deduct dividends paid to our shareholders from the calculation of taxable income, effectively eliminating corporate taxes on the operations of the REIT. In order to qualify as a REIT, our activities must focus on real estate investments and we must meet certain asset, income, ownership and distribution requirements. These qualifications have become more difficult to meet in light of the transfer of our legacy portfolio to CT Legacy REIT in conjunction with our March 2011 restructuring, and the lack of new, replacement investment activity. If we fail to maintain our qualification as a REIT, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates. As of September 30, 2012 and December 31, 2011, Capital Trust, Inc. was in compliance with all REIT requirements.

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

As of December 31, 2011, Capital Trust, Inc. had net operating losses, or NOLs, of approximately $161.5 million and net capital losses, or NCLs, of approximately $120.8 million available to be carried forward and utilized in current or future periods. The utilization of NOLs to offset our taxable income or distribution requirements will require us to pay alternative minimum taxes.

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
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 11. Employee Benefit and Incentive Plans

Stock-Based Incentive Plans

We had stock-based incentive awards outstanding under three benefit plans as of September 30, 2012: (i) our amended and restated 1997 non-employee director stock plan, or 1997 Director Plan, (ii) our 2007 long term incentive plan, or 2007 Plan, and (iii) our 2011 long term incentive plan, or 2011 Plan. The 1997 Director Plan and the 2007 Plan expired in 2007 and 2011, respectively and no new awards may be issued under them. In March 2011, in addition to the 300,000 shares awarded to our three named executive officers, our board’s compensation committee authorized our chief executive officer to grant 100,000 shares under the 2007 Plan to other officers and employees designated by him. These 100,000 shares were awarded to employees in January 2012.

Under the 2011 Plan, a maximum of 1.0 million shares of class A common stock may be issued. Shares canceled under previous plans are available to be reissued under the 2011 Plan. As of September 30, 2012, there were 615,000 shares available under the 2011 Plan.

Under these plans, our employees are issued shares of our restricted class A common stock. We record grant date fair value of these shares as an expense over their vesting period. These shares vest either (i) pro-rata over a three-year service period, or (ii) upon the attainment of certain pre-specified performance measures within a prescribed timeframe subject to continued employment.

 As of September 30, 2012, unvested share-based compensation consisted of 536,536 shares of restricted class A common stock with an unamortized value of $686,000. Subject to vesting conditions and the continued employment of certain employees, $465,000 of these costs will be recognized as compensation expense during the fourth quarter of 2012 and the remainder will be recognized over the next two years.

Activity under these three plans for the nine months ended September 30, 2012 is summarized in the table below in share and share equivalents:

Benefit Type (1)	1997 Director Plan	2007 Plan	2011 Plan	Total
Restricted Class A Common Stock
Beginning balance	—	244,424	—	244,424
Granted	—	100,000	275,000	375,000
Vested, deferred or forfeited	—	(82,888)	—	(82,888)
Ending balance (2)	—	261,536	275,000	536,536

Stock Units (3)
Beginning balance	68,544	438,260	55,531	562,335
Granted and deferred	—	60,000	54,180	114,180
Ending balance	68,544	498,260	109,711	676,515

Total outstanding	68,544	759,796	384,711	1,213,051

(1)	No stock options are outstanding under any of our plans.
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

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

A summary of the unvested restricted class A common stock as of and for the nine months ended September 30, 2012 was as follows:

	Restricted Class A Common Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2012	244,424	$2.65
Granted	375,000	2.77
Vested, deferred or forfeited	(82,888)	3.56
Unvested at September 30, 2012	536,536	$2.64

A summary of the unvested restricted class A common stock as of and for the nine months ended September 30, 2011 was as follows:

	Restricted Class A Common Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2011	32,785	$5.67
Granted	300,000	2.29
Vested	(88,361)	2.62
Unvested at September 30, 2011	244,424	$2.65

The total grant date fair value of restricted shares that vested during the nine months ended September 30, 2012 and 2011 was $184,000 and $231,000, respectively.

CTOPI Incentive Management Fee Grants

In addition to the equity interests detailed above, we may grant percentage interests in the incentive compensation received by us from certain of our investment management vehicles. In January 2011, we created a pool for employees equal to 45% of the CTOPI incentive management fee received by us. As of September 30, 2012, we had granted 92.5% of the pool to our employees and the remainder remains unallocated. These grants have the following employment-based vesting schedule: (i) one-third on the date of grant, (ii) one-third on September 13, 2012, and (iii) the remainder vests upon our receipt of incentive management fees from CTOPI.

CT Legacy REIT Management Incentive Awards Plan

In conjunction with our March 2011 restructuring, we created an employee pool for up to 6.75% of the dividends paid to the common equity holders of CT Legacy REIT (subject to certain caps and priority distributions). As of September 30, 2012, incentive awards for 83.5% of the pool were granted to our employees and the remainder remains unallocated. Approximately 90% of these grants have the following employment-based vesting schedule: (i) 25% vests on the date of grant, (ii) 25% vests in March 2013, (iii) 25% vests in March 2014, and (iv) the remainder vests upon our receipt of dividends from CT Legacy REIT. The remaining 10% of these grants vest upon our receipt of dividends from CT Legacy REIT.

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

These awards provided for grants of 125,000, 100,000 and 50,000 shares of restricted common stock to Messrs. Plavin, Jervis, and Ruffing, respectively.

Note 12. Fair Values

Assets and Liabilities Recorded at Fair Value
Certain of our assets and liabilities are measured at fair value either (i) on a recurring basis, as of each quarter-end, or (ii) on a nonrecurring basis, as a result of impairment or other events. Generally, loans held-for-sale, real estate held-for-sale, the investment in CT Legacy Asset, and interest rate swaps are measured at fair value on a recurring basis, while impaired loans and securities are measured at fair value on a nonrecurring basis. These fair values are determined using a variety of inputs and methodologies, which are detailed below.

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

The following table summarizes our assets and liabilities, including those of CT Legacy REIT and our consolidated securitization vehicles, which are recorded at fair value as of September 30, 2012 (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Other	Significant
	Total	in Active	Observable	Unobservable
	Fair Value at	Markets	Inputs	Inputs
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:

Investment in CT Legacy Asset	$100,100	$—	$—	$100,100

Securitization vehicles' interest rate hedge liabilities	($19,089)	$—	($19,089)	$—

Measured on a nonrecurring basis:

Securitization vehicles' impaired loans receivable (1) :
Subordinate interests in mortgages	$4,130	$—	$—	$4,130

(1)	Loans receivable against which we have recorded a provision for loan losses as of September 30, 2012.

The following table reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Loans	Real Estate	Investment in
	Held-for-Sale	Held-for-Sale	CT Legacy Assets
December 31, 2011	$30,875	$10,342	$—
Deconsolidation of CT Legacy Asset	(30,875)	(10,342)	89,676
Contributions to CT Legacy Asset	—	—	73,064
Distributions from CT Legacy Asset	—	—	(82,285)

Adjustments to fair value included in earnings:
Fair value adjustment on investment in CT Legacy Asset	—	—	19,645

September 30, 2012	$—	$—	$100,100

The fair values of each type of asset recorded at fair value using Level 3 inputs are determined by an internal committee comprised of senior management including our chief executive officer, chief financial officer and our chief credit officer and head of asset management. The following methods and assumptions were used to estimate the fair value of each type of asset and liability which was recorded at fair value as of September 30, 2012:

Investment in CT Legacy Asset: We have elected the fair value option of accounting for CT Legacy REIT’s investment in CT Legacy Asset, pursuant to which we record this investment at fair value rather than at our historical cost investment amount. We made this election due to our determination that the fair value of the investment in CT Legacy Asset, as a net liquidating portfolio of assets subject to a non-recourse repurchase facility, is more meaningful and indicative of our interests in CT Legacy Asset than equity method accounting. Consequently, we arrive at the fair value of our Investment in CT Legacy Asset by discounting expected cash flows after the repayment of the repurchase facility. To determine the expected cash flows of CT Legacy Asset, management estimates the timing and recovery amount for each of its assets, and then applies the proceeds to first satisfy the repurchase facility. The remaining cash flows are discounted to their present value to arrive at the fair value of CT Legacy Asset. The key assumptions for significant unobservable inputs are: (i) a discount rate of 20%, and (ii) loss severities ranging from 0% to 100% against the underlying assets. A change in the discount rate used by 100 basis points would change the fair value of CT Legacy REIT’s investment in CT Legacy Asset by approximately $2.3 million.

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

Impaired securities held-to-maturity: Securities which are other-than-temporarily impaired are generally valued by a combination of (i) obtaining assessments from third-party dealers and, (ii) in cases where such assessments are unavailable or, in the opinion of management, deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates. In the case of internal models, expected cash flows of each security are based on management’s assumptions regarding the collection of principal and interest on the underlying loans and securities. There were no securities which were impaired during the three months ended September 30, 2012. Previously impaired securities have been subsequently adjusted for amortization, and are therefore no longer reported at fair value as of September 30, 2012.

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

Additional details of our consolidated securitization vehicles’ loans which were recorded at fair value as of September 30, 2012 are described below:

Subordinate interests in mortgages: Six of our consolidated securitization vehicles’ subordinate interests in mortgage loans with an aggregate principal balance of $82.1 million are reported at fair value as of September 30, 2012, including three hotel loans ($60.9 million), one office loan ($6.6 million), one retail loan ($4.4 million) and one mixed-use/other loan ($10.2 million). The loans have a weighted average maturity of February 2012 and a weighted average coupon of 3.7% per annum as of September 30, 2012.

The following table lists the range of key assumptions used for arriving at the fair value of each of these types of loans.

	Assumption Ranges for Significant Unobservable Inputs (Level 3)
Collateral Type	Capitalization Rate	Occupancy	Loss Severity (1)
Office	N/A	N/A	70%
Hotel	9% - 15%	75% - 83%	N/A
Retail	10%	90%	N/A
Mixed Use / Other	N/A	N/A	79%

(1)	In certain cases a loss severity based on inputs from third-parties including appraisals on, and bids for, underlying collateral were utilized to compute the fair value of the impaired loans.

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

Fair Value of Financial Instruments
	September 30, 2012			December 31, 2011
	Carrying Amount	Face Amount	Fair Value	Carrying Amount	Face Amount	Fair Value
Financial assets:
Cash and cash equivalents	$38,867	$38,867	$38,867	$34,818	$34,818	$34,818
Loans receivable, net	—	—	—	19,282	19,282	17,354

CT Legacy REIT
Restricted cash	16,145	16,145	16,145	12,985	12,985	12,985
Securities held-to-maturity	N/A	N/A	N/A	2,602	29,251	1,638
Loans receivable, net	N/A	N/A	N/A	206,514	435,973	180,439
Investment in CT Legacy Asset	100,100	N/A	100,100	N/A	N/A	N/A

Securitization Vehicles
Securities held-to-maturity	154,848	236,390	144,742	358,972	490,940	350,180
Loans receivable, net	214,457	292,828	200,028	612,598	815,716	570,936

Financial liabilities:
Secured notes	8,326	8,326	7,158	7,847	7,847	6,436
Participations sold	—	—	—	19,282	19,282	17,354

CT Legacy REIT
Repurchase obligations	N/A	N/A	N/A	58,464	58,464	54,556
Mezzanine loan	N/A	N/A	N/A	55,111	55,111	71,475
Participations sold	N/A	N/A	N/A	97,465	97,465	—

Securitization Vehicles
Securitized debt obligations	497,423	497,423	302,698	1,211,407	1,210,992	767,619

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

Interest paid on our outstanding debt obligations during the nine months ended September 30, 2012 and 2011 was $21.9 million and $85.2 million, respectively. This includes interest paid by consolidated variable interest entities. The difference between interest expense on our consolidated statement of operations and interest paid is primarily due to non-cash interest expense recorded on amortization of discount of the Five Mile Capital mezzanine loan, interest rate swaps, loan participations sold and deferred interest on various debt obligations.

Net taxes paid by us during the nine months ended September 30, 2012 and 2011 were $788,000 and $2.4 million, respectively. The taxes paid in 2012 relate primarily to the investment management activities of our taxable REIT subsidiary, CTIMCO.

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

On November 9, 2006, we commenced our CT High Grade MezzanineSM, or CT High Grade I, investment management initiative and entered into three separate account agreements with affiliates of W. R. Berkley Corporation, or WRBC, with an aggregate commitment of $250.0 million, which was subsequently increased to $350.0 million in July 2007. Subsequent to the expiration of the CT High Grade I investment period, we continued to invest on behalf of WRBC under the CT High Grade I platform on a non-discretionary basis, bringing CT High Grade I’s total investments to $594.0 million as of September 30, 2012. Pursuant to these agreements, we invested capital on behalf of WRBC in commercial real estate mortgages, mezzanine loans and participations therein. The separate accounts are entirely funded with committed capital from WRBC and are managed by a subsidiary of CTIMCO. CTIMCO earns a management fee equal to 0.25% per annum on invested assets.

WRBC beneficially owned common stock representing approximately 15.4% of our outstanding common stock and stock units as of November 9, 2012, and a member of our board of directors is an employee of WRBC. In addition, wholly-owned subsidiaries of WRBC are investors in certain private funds under Five Mile Capital’s management. As discussed in Notes 1 and 7, Five Mile Capital provided an $83.0 million mezzanine loan to CT Legacy REIT in connection with our March 2011 restructuring, and holds a significant interest in the common equity of CT Legacy REIT. In February 2012 we refinanced CT Legacy REIT’s Five Mile Capital mezzanine loan and repurchase facility with a single, new $124.0 million repurchase facility with JPMorgan.

In July 2008, CTOPI, a private equity fund that we manage, held its final closing completing its capital raise with $539.9 million total equity commitments. EGI-Private Equity II, L.L.C., an affiliate under common control of the chairman of our board of directors, owns a 3.7% limited partner interest in CTOPI. During the nine months ended September 30, 2012, we recorded $2.0 million of fees from CTOPI, $80,000 of which were attributable to EGI-Private Equity II, L.L.C.

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

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the nine months ended, and as of, September 30, 2012 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total

Income from loans and other investments:
Interest and related income	$28,423	$—	$—	$28,423
Less: Interest and related expenses	33,902	—	—	33,902
Income from loans and other investments, net	(5,479)	—	—	(5,479)

Other revenues:
Management fees from affiliates	—	6,597	(1,856)	4,741
Servicing fees	—	6,991	(1,400)	5,591
Total other revenues	—	13,588	(3,256)	10,332

Other expenses
General and administrative	6,551	11,498	(1,856)	16,193
Servicing fees expense	1,400	—	(1,400)	—
Total other expenses	7,951	11,498	(3,256)	16,193

Total other-than-temporary impairments of securities	—	—	—	—
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	(160)	—	—	(160)
Net impairments recognized in earnings	(160)	—	—	(160)

Recovery of provision for loan losses	2,819	—	—	2,819
Fair value adjustment on investment in CT Legacy Asset	19,645	—	—	19,645
Gain on deconsolidation of subsidiary	146,380	—	—	146,380
Income from equity investments in unconsolidated subsidiaries	—	1,312	—	1,312
Income before income taxes	155,254	3,402	—	158,656
Income tax provision	467	1,316	—	1,783
Net income	$154,787	$2,086	$—	$156,873

Net income attributable to noncontrolling interests	(81,038)	—	—	(81,038)

Net income attributable to Capital Trust, Inc.	$73,749	$2,086	$—	$75,835

Total assets	$556,003	$25,194	$—	$581,197

All revenues were generated from external sources within the United States. The Investment Management segment received intercompany preferred dividend income of $1.9 million from the Balance Sheet segment for the nine months ended September 30, 2012. In addition, the Investment Management segment earned fees of $1.4 million for serving as collateral manager of the CT CDOs consolidated under our Balance Sheet Investment segment as well as special servicing activity for certain CT CDO assets for the nine months ended September 30, 2012.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the nine months ended, and as of, September 30, 2011 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total

Income from loans and other investments:
Interest and related income	$95,187	$—	$—	$95,187
Less: Interest and related expenses	80,381	—	—	80,381
Income from loans and other investments, net	14,806	—	—	14,806

Other revenues:
Management fees from affiliates	—	6,171	(1,244)	4,927
Servicing fees	—	2,840	(632)	2,208
Total other revenues	—	9,011	(1,876)	7,135

Other expenses:
General and administrative	5,372	15,740	(1,244)	19,868
Servicing fee expense	632	—	(632)	—
Total other expenses	6,004	15,740	(1,876)	19,868

Total other-than-temporary impairments of securities	(35,620)	—	—	(35,620)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	(3,098)	—	—	(3,098)
Impairment of real estate held-for-sale	(1,055)	—	—	(1,055)
Net impairments recognized in earnings	(39,773)	—	—	(39,773)

Recovery of provision for loan losses	34,401	—	—	34,401
Valuation allowance on loans held-for-sale	(224)	—	—	(224)
Gain on extinguishment of debt	271,031	—	—	271,031
Income from equity investments in unconsolidated subsidiaries	—	2,105	—	2,105
Income (loss) before income taxes	274,237	(4,624)	—	269,613
Income tax provision (benefit)	2,615	(1,401)	—	1,214
Net income (loss)	$271,622	($3,223)	$—	$268,399

Net income attributable to noncontrolling interests	(1,935)	—	—	(1,935)

Net income (loss) attributable to Capital Trust, Inc.	$269,687	($3,223)	$—	$266,464

Total assets	$1,528,441	$11,448	$—	$1,539,889

All revenues were generated from external sources within the United States. The Investment Management segment received intercompany preferred dividend income of $1.2 million from the Balance Sheet segment for the nine months ended September 30, 2011. In addition, the Investment Management segment earned fees of $632,000 for serving as collateral manager of the CT CDOs consolidated under our Balance Sheet Investment segment as well as special servicing activity for certain CT CDO assets for the nine months ended September 30, 2011.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the three months ended, and as of, September 30, 2012 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total

Income from loans and other investments:
Interest and related income	$6,944	$—	$—	$6,944
Less: Interest and related expenses	5,147	—	—	5,147
Income from loans and other investments, net	1,797	—	—	1,797

Other revenues:
Management fees from affiliates	—	2,165	(619)	1,546
Servicing fees	—	3,237	(1,031)	2,206
Total other revenues	—	5,402	(1,650)	3,752

Other expenses
General and administrative	3,381	4,379	(619)	7,141
Servicing fees expense	1,031	—	(1,031)	—
Total other expenses	4,412	4,379	(1,650)	7,141

Recovery of provision for loan losses	2,811	—	—	2,811
Fair value adjustment on investment in CT Legacy Asset	11,987	—	—	11,987
Income from equity investments in unconsolidated subsidiaries	—	411	—	411
Income before income taxes	12,183	1,434	—	13,617
Income tax provision	167	550	—	717
Net income	$12,016	$884	$—	$12,900

Net income attributable to noncontrolling interests	(5,901)	—	—	(5,901)

Net income attributable to Capital Trust, Inc.	$6,115	$884	$—	$6,999

Total assets	$556,003	$25,194	$—	$581,197

All revenues were generated from external sources within the United States. The Investment Management segment received intercompany preferred dividend income of $619,000 million from the Balance Sheet segment for the three months ended September 30, 2012. In addition, the Investment Management segment earned fees of $1.0 million for serving as collateral manager of the CT CDOs consolidated under our Balance Sheet Investment segment as well as special servicing activity for certain CT CDO assets for the three months ended September 30, 2012.

Index
Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table details each segment's contribution to our operating results and the identified assets attributable to each such segment for the three months ended, and as of, September 30, 2011 (in thousands):

	Balance Sheet	Investment	Inter-Segment
	Investment	Management	Activities	Total

Income from loans and other investments:
Interest and related income	$25,642	$—	$—	$25,642
Less: Interest and related expenses	21,838	—	—	21,838
Income from loans and other investments, net	3,804	—	—	3,804

Other revenues:
Management fees from affiliates	—	2,372	(619)	1,753
Servicing fees	—	1,671	(211)	1,460
Total other revenues	—	4,043	(830)	3,213

Other expenses:
General and administrative	2,427	3,344	(830)	4,941
Total other expenses	2,427	3,344	(830)	4,941

Total other-than-temporary impairments of securities	(30,687)	—	—	(30,687)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	173	—	—	173
Impairment of real estate held-for-sale	(1,055)	—	—	(1,055)
Net impairments recognized in earnings	(31,569)	—	—	(31,569)

Recovery of provision for loan losses	17,152	—	—	17,152
Gain on extinguishment of debt	20,054	—	—	20,054
Income from equity investments in unconsolidated subsidiaries	—	307	—	307
Income before income taxes	7,014	1,006	—	8,020
Income tax provision (benefit)	703	(939)	—	(236)
Net income	$6,311	$1,945	$—	$8,256

Net loss attributable to noncontrolling interests	5,466	—	—	5,466

Net income attributable to Capital Trust, Inc.	$11,777	$1,945	$—	$13,722

Total assets	$1,528,441	$11,448	$—	$1,539,889

All revenues were generated from external sources within the United States. The Investment Management segment received intercompany preferred dividend income of $619,000 from the Balance Sheet segment for the three months ended September 30, 2011. In addition, the Investment Management segment earned fees of $211,000 for serving as collateral manager of the CT CDOs consolidated under our Balance Sheet Investment segment as well as special servicing activity for certain CT CDO assets for the three months ended September 30, 2011.

Note 16. Subsequent Events

Subsequent to quarter end, on November 8, 2012, the holders of our outstanding warrants exercised on a cashless basis all of the outstanding warrants. As a result, we issued 1,690,466 shares of our class A common stock pursuant to the terms of the warrants.

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

Introduction
We are a real estate finance company that specializes in credit sensitive financial products. To date, our investment programs have focused on loans and securities backed by commercial real estate assets. We invest for our own account directly on our balance sheet and for third-parties through a series of investment management vehicles. From the inception of our finance business in 1997 through September 30, 2012, we have completed approximately $12.1 billion of commercial real estate investments. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes. We are traded on the New York Stock Exchange, or NYSE, under the symbol “CT”, and are headquartered in New York City.

Sale of Investment Management Platform
On September 27, 2012, we announced our entry into a definitive purchase and sale agreement, or Purchase Agreement, with an affiliate, which we refer to as the Purchaser, of The Blackstone Group L.P., which we refer to as Blackstone. Pursuant to the Purchase Agreement, the Purchaser will acquire our investment management and special servicing businesses, operated through our subsidiary, CT Investment Management Co., LLC, or CTIMCO, and our related private investment fund co-investments for $20.6 million. The Purchaser will also purchase for $10.0 million, or $2.00 per share, 5,000,000 shares of our class A common stock that will represent approximately 17.1% of our common stock outstanding following consummation of the transactions contemplated by the Purchase Agreement, which we refer to as the Transactions. The Purchase Agreement also contemplates that we will enter into a new management agreement pursuant to which a Blackstone affiliate, which we refer to as the New CT Manager, will manage Capital Trust, Inc. following the consummation of the Transactions. Pursuant to the new management agreement, the New CT Manager will manage Capital Trust, Inc. in accordance with investment guidelines and policies approved by our board of directors. Stephen D. Plavin, Geoffrey G. Jervis and Thomas C. Ruffing will continue to serve in their current executive management roles post-transaction. Consummation of the Transactions is subject to customary closing conditions, including the approval of the Transactions by the affirmative vote of the holders of a majority of the outstanding shares of common stock at a special meeting of shareholders that will be called to approve the Transactions. W. R. Berkley and its affiliated entities, holders of approximately 15.9% of our class A common stock, have entered into a voting agreement to support the transaction.

If the Transactions are consummated, we will pay a $2.00 per share special cash dividend to holders of our class A common stock, which will be payable as soon as practicable following closing of the Transactions to shareholders of record as of the close of business on November 12, 2012.

In accordance with NYSE procedures, from November 7, 2012 through the special dividend payment date, our class A common stock will trade with “due-bills” representing an assignment of the right to receive the special dividend. Our class A common stock will not trade ex-dividend until the first business day after the special dividend payment date. Shareholders who sell their shares on or before the special dividend payment date will not be entitled to receive the special dividend.

The sources of funds for the special dividend will be cash on hand prior to the Transactions and the proceeds from the sale of CTIMCO and our private investment fund co-investments. The Purchaser will not receive the special dividend given that its investment in our class A common stock will close after the special dividend record date.

Following the Transactions, we will continue to own our existing cash balances (as reduced to fund expenses of the Transactions and the special dividend), our interest in CT Legacy REIT (as defined below), our carried interest in CT Opportunity Partners I, LP, as well as our retained subordinate interests in our three CT CDOs.

Index

March 2011 Restructuring
On March 31, 2011, we restructured, amended, or extinguished all of our outstanding recourse debt obligations, which we refer to as our March 2011 restructuring. Our March 2011 restructuring involved: (i) the contribution of certain of our legacy assets to a newly formed subsidiary, CT Legacy REIT Mezz Borrower, Inc., or CT Legacy REIT, (ii) the assumption of our legacy repurchase obligations by CT Legacy REIT, and (iii) the extinguishment of the remainder of our recourse obligations, our senior credit facility and junior subordinated notes. The restructuring was financed with a new $83.0 million mezzanine loan obtained by CT Legacy REIT from an affiliate of Five Mile Capital, and the issuance of equity interests in the common stock of CT Legacy REIT to the former lenders under our senior credit facility and our former junior subordinated noteholders, as well as to an affiliate of Five Mile Capital.

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

Beginning in the first quarter of 2012, CT Legacy REIT no longer consolidates one of its subsidiaries, CT Legacy Asset, LLC, or CT Legacy Asset, and instead accounts for its net equity investment in CT Legacy Asset on a fair value basis. See Note 1 to our consolidated financial statements for additional discussion.

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

Index

Investment Management Overview
We act as an investment manager for ourselves and third-parties and as special servicer for certain of our loan investments, as well as for third-parties. The table below details investment management and special servicing fee revenue generated by CTIMCO for the nine months ended September 30, 2012 and 2011 (in thousands):

Investment Management Revenues
	September 30, 2012	September 30, 2011
Fees generated as:
Public company manager	$1,856	$1,244
Private equity manager	4,741	4,927
CDO collateral manager	433	598
Special servicer	6,558	2,242
Total fees	$13,588	$9,011

Eliminations (1)	(3,256)	(1,876)

Total fees, net	$10,332	$7,135

(1)	Fees received by CTIMCO from Capital Trust, Inc., or other consolidated subsidiaries, have been eliminated in consolidation.

We have developed our investment management business in order to create operating leverage within our platform, generating fee revenue from investing third-party capital and, in certain instances, earning co-investment income. Our active investment management mandates are described below:

•
CT Opportunity Partners I, LP, or CTOPI, is no longer investing capital (its investment period expired in September 2012). The fund held its final closing in July 2008 with $539.9 million in total equity commitments from 28 institutional and individual investors. We have a $25.0 million commitment to invest in the fund, of which $10.2 million is currently funded. Subsequent to the investment period expiration, our obligation to fund additional capital to CTOPI is limited. The fund targeted opportunistic investments in commercial real estate, specifically high yield debt, equity and hybrid instruments, as well as non-performing and sub-performing loans and securities. We earn base management fees of 1.3% per annum of invested capital, as well as net incentive management fees of 17.7% of profits after a 9% preferred return and a 100% return of capital. As of September 30, 2012, CTOPI has invested $491.5 million in 39 transactions, of which $212.8 million remains outstanding.

•
CT High Grade Partners II, LLC, or CT High Grade II, is no longer investing capital (its investment period expired in May 2011). The fund closed in June 2008 with $667 million of commitments from two institutional investors. The fund targeted senior debt opportunities in the commercial real estate sector and did not employ leverage. We earn a base management fee of 0.40% per annum on invested capital. In conjunction with the transfer of interests from one of CT High Grade II’s investors to the other in April 2012, we made a $2.8 million (0.44%) co-investment in CT High Grade II. As of September 30, 2012, CT High Grade II has invested $588.1 million in 33 transactions, of which $551.1 million remains outstanding.

•
CT High Grade MezzanineSM, or CT High Grade I, is no longer formally investing capital (its investment period officially expired in July 2008), however we have continued investing the “high grade” strategy through CT High Grade I on a non-discretionary basis since the end of the CT High Grade II investment period in May 2011. The separate account closed in November 2006, with a single, related party institutional investor committing $250 million, which was subsequently increased to $350 million in July 2007. As a result of the re-opening of the platform in May 2011 and the reinvesting of certain realized assets, as of September 30, 2012, we have invested $594.0 million for this account. This separate account has a single investor, W. R. Berkley Corporation, or WRBC, which is our largest shareholder and designates an appointee to our board of directors. CT High Grade I targets lower LTV subordinate debt investments without leverage and invested $420.9 million in 12 transactions during its initial investment period, as well as $173.1 million in five transactions since the platform was re-opened in May 2011. We generally earn management fees of 0.25% per annum on invested capital for substantially all of CT High Grade I’s investments. As of September 30, 2012, $273.3 million of these investments remain outstanding.

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

The table below provides additional information regarding the three private equity funds and one separate account we managed as of September 30, 2012.

Investment Management Mandates, as of September 30, 2012
(in millions)
						Base	Incentive
		Total	Total Capital	Co-		Management	Management
	Type	Investments(1)	Commitments	Investment %		Fee	Fee
Investing:
CT High Grade I	Sep. Acc.	$298	$581 (2)	—%		0.25% (Assets)(3)	N/A

Liquidating:
CTOPI	Fund	$213	$540	4.63%	(4)	1.28% (Assets)	(5)
CT High Grade II	Fund	$551	$667	0.44%	(6)	0.40% (Assets)	N/A
CT Large Loan	Fund	$172	$325	—%	(7)	0.75% (Assets)(8)	N/A

(1)	Represents total investments, on a cash basis, as of period-end.
(2)
CT High Grade I ultimately closed with capital commitments of $350 million. Subsequent to the expiration of the CT High Grade I investment period, we continued to invest on behalf of WRBC under the CT High Grade I platform on a non-discretionary basis, bringing WRBC’s total allocated capital to $581 million as of September 30, 2012.

(3)
We generally earn fees equal to 0.25% per annum of invested capital, however due to the non-discretionary nature of this investment vehicle, in certain cases we earn fees which may be greater or less than 0.25% per annum.

(4)	We have committed to invest $25.0 million in CTOPI.
(5)
CTIMCO earns net incentive management fees of 17.7% of profits after a 9% preferred return on capital and a 100% return of capital, subject to a catch-up. We have allocated 45% of the CTOPI incentive management fees to our employees as long-term performance awards.

(6)	In conjunction with the transfer of interests from one of CT High Grade II’s investors to the other in April 2012, we purchased a 0.44% interest in CT High Grade II for $2.8 million, representing a $2.9 million capital commitment.
(7)	We have co-invested on a pari passu, asset by asset basis with CT Large Loan.
(8)	Capped at 1.5% of equity. In light of the performance of this fund, we do not charge the full management fee, and instead we have voluntarily capped our fee at $805,000 per annum.

As of September 30, 2012, we held co-investments in two of the private equity funds that we manage, CTOPI and CT High Grade II. These investments totaled $18.7 million as of September 30, 2012, and were recorded as equity investments in unconsolidated subsidiaries on our consolidated balance sheet. Our investment in CTOPI includes a $5.9 million incentive allocation to CTIMCO as the general partner of CTOPI, however our ability to ultimately collect these incentive allocations is contingent upon the performance of CTOPI’s current and future investments. Accordingly, we have deferred recognition of income from such incentive allocations and have recognized an equivalent $5.9 million unearned revenue liability as a component of accounts payable, accrued expenses and other liabilities on our consolidated balance sheet. See Note 4 to our consolidated financial statements for additional discussion.

Index

Originations
We have historically allocated investment opportunities between our balance sheet and investment management vehicles based upon our assessment of risk and return profiles, the availability and cost of capital, and applicable regulatory restrictions associated with each opportunity. Currently, we are originating investments only for our investment management business, which are summarized in the table below for the nine months ended September 30, 2012 and for the year ended December 31, 2011.

Originations(1)
($ in millions)	Nine months ended September 30, 2012	Year ended December 31, 2011
	# / $	# / $

Investment management	6 / $123	11 / $219

(1)	Includes total commitments, both funded and unfunded, net of any related purchase discounts.

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

Investment in CT Legacy REIT
Following the completion of our March 2011 restructuring, we retained a 52% equity interest in the class A common stock of CT Legacy REIT, comprised of 4.4 million shares of class A-1 common stock and 775,000 shares of class A-2 common stock. Also, in April 2011, we purchased 118,651 shares of class B common stock of CT Legacy REIT for an average price of $1.20 per share. The outstanding common stock of CT Legacy REIT is comprised of 4.4 million shares of class A-1 common stock, 5.6 million shares of class A-2 common stock, and 1.5 million shares of class B common stock. We also own 100% of the outstanding class A preferred stock of CT Legacy REIT, which initially entitles us to cumulative preferred dividends of $7.5 million per annum. These dividends will be reduced in January 2013 to the greater of (i) 2.5% of certain of CT Legacy REIT’s assets, and (ii) $1.0 million per annum. As a result of our consolidation of CT Legacy REIT, these shares of class A preferred stock are not represented on our financial statements.

Index

The following table details the allocation of CT Legacy REIT’s adjusted equity by class of common stock, and Capital Trust Inc.’s aggregate investment in the common stock of CT Legacy REIT on an adjusted basis as of September 30, 2012. The adjusted equity balance is used to evaluate our investment in CT Legacy REIT because it excludes from GAAP equity items which are not indicative of our economic interests in the recovery of our legacy portfolio. See section III below for a presentation of CT Legacy REIT’s adjusted balance sheet.

Capital Trust, Inc.'s Investment in CT Legacy REIT as of September 30, 2012
(in thousands)

CT Legacy REIT total adjusted assets (at fair value) (1)	$116,245
CT Legacy REIT total adjusted liabilities (1)	(625)

Total CT Legacy REIT adjusted equity (1)	$115,620

CT Legacy REIT equity:
Allocable to Class A-1 common stock	$43,551
Allocable to Class A-2 common stock	64,749
Allocable to Class B common stock	7,195
Allocable to Class B preferred stock	125

$115,620

Capital Trust, Inc. ownership by class:
Class A-1 common stock	100%
Class A-2 common stock	14%
Class B common stock (2)	8%

Capital Trust, Inc. adjusted equity allocation:
Class A-1 common stock	$43,551
Class A-2 common stock	8,951
Class B common stock (2)	583

Total Capital Trust investment in CT Legacy REIT	$53,085

(1)
See section III below for a presentation and discussion of CT Legacy REIT’s adjusted balance sheet. See Note 12 to our consolidated financial statements for discussion of the discounted cash flow valuation of CT Legacy Asset, the largest asset of CT Legacy REIT.

(2)
The class B common stock is a subordinate class that entitles its holders to receive approximately 25% of the dividends that would otherwise be payable to the class A-1 common stock, after aggregate cash distributions of $50.0 million have been paid to all other classes of common stock.

Our $53.1 million interest in the common stock of CT Legacy REIT is subject to (i) the secured notes, which are collateralized by certain of our equity interests in the common stock of CT Legacy REIT, and (ii) incentive awards that provide for the participation in amounts earned from our retained equity interests in the common stock of CT Legacy REIT.

Index

The following table details our interest in CT Legacy REIT’s adjusted equity, net of the secured notes and management incentive awards as of September 30, 2012 (in thousands):

Capital Trust, Inc.'s Net Investment in CT Legacy REIT as of September 30, 2012

Gross investment in CT Legacy REIT (1)	$53,085
Secured notes, including prepayment premium (2)	(11,059)
Management incentive awards plan, fully vested (3)	(7,805)

Investment in CT Legacy REIT, net	$34,221

(1)
Gross investment in CT Legacy REIT is calculated on an adjusted basis as detailed in the preceding table. See section III below for a presentation and discussion of CT Legacy REIT’s adjusted balance sheet.

(2)
Includes the full potential prepayment premium on secured notes, as described below. We carry this liability at its amortized basis of $8.3 million on our balance sheet as of September 30, 2012. The remaining interest and prepayment premium will be recognized, as applicable, over the term of the secured notes as a component of interest expense.

(3)
Assumes full payment of the management incentive awards plan, as described below, based on the hypothetical GAAP liquidation value of CT Legacy REIT as of September 30, 2012. We periodically accrue a payable for the management incentive awards plan based on the vesting schedule for the awards and continued employment of the award recipients. As of September 30, 2012, our balance sheet includes $4.0 million in accounts payable and accrued expenses for the management incentive awards plan.

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

Taxes
Capital Trust, Inc. has made a tax election to be treated as a REIT, and therefore generally is not subject to federal, state, and local income taxes except for the operations of its taxable REIT subsidiary, CTIMCO. The primary benefit from this election is that we are able to deduct dividends paid to our shareholders from the calculation of taxable income, effectively eliminating corporate taxes on the operations of the REIT. In order to qualify as a REIT, our activities must focus on real estate investments and we must meet certain asset, income, ownership and distribution requirements. These qualifications have become more difficult to meet in light of the transfer of our legacy portfolio to CT Legacy REIT in conjunction with our March 2011 restructuring, and the lack of new, replacement investment activity. If we fail to maintain our qualification as a REIT, we may be subject to material penalties and potentially subject to past and future taxes. As of September 30, 2012 and December 31, 2011, we were in compliance with all REIT requirements.

Index

We have net operating losses, or NOLs, and net capital losses, or NCLs, available to be carried forward and utilized in current or future periods. As of December 31, 2011, these included NOLs of approximately $161.5 million and NCLs of approximately $120.8 million at Capital Trust, Inc. The utilization of NOLs to offset our taxable income or distribution requirements will require us to pay alternative minimum taxes.

II. Discussion of Consolidated Operations of Capital Trust, Inc.

Balance Sheet Investments
Our consolidated balance sheet investments include various types of commercial mortgage backed securities and collateralized debt obligations, or Securities, and commercial real estate loans and related instruments, or Loans, all of which are assets of either CT Legacy REIT or consolidated securitization vehicles. We collectively refer to these as Interest Earning Assets. The table below shows our Interest Earning Assets as of September 30, 2012 and December 31, 2011 (in millions):

Consolidated Interest Earning Assets
	September 30, 2012		December 31, 2011
	Book Value	Yield(1)	Book Value	Yield(1)

CT Legacy REIT
Securities held-to-maturity	$—	― %	$3	3.31%
Loans receivable, net (2)	—	—	207	5.21
Loans held-for-sale, net	—	—	31	6.26
Subtotal / Weighted Average	$—	—%	$241	5.32%

Securitization Vehicles
Securities held-to-maturity	$155	6.32%	$359	7.41%
Loans receivable, net	214	4.63	613	5.72
Subtotal / Weighted Average	$369	5.34%	$972	6.34%

Total / Weighted Average	$369	5.34%	$1,213	6.14%

(1)	Yield on floating rate assets assumes LIBOR of 0.21% and 0.30% at September 30, 2012 and December 31, 2011, respectively.
(2)	Excludes, as of December 31, 2011, loan participations sold with a net book value of zero that are net of $97.5 million of provisions for loan losses as of December 31, 2011.

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

Portfolio Performance - Consolidated Securitization Vehicles
(in millions, except for number of investments)	September 30, 2012	December 31, 2011

Interest earning assets of consolidated securitization vehicles ($ / #)	$369 / 47	$972 / 123

Real estate owned ($ / #)	$─ / ─	$10 / 2
Percentage of interest earning assets	― %	1.1%

Impaired Loans (1)
Performing loans ($ / #)	$─ / 1	$17 / 4
Non-performing loans ($ / #)	$4 / 5	$26 / 7
Total ($ / #)	$4 / 6	$43 / 11
Percentage of interest earning assets	1.1%	4.4%

Impaired Securities (1) ($ / #)	$12 / 11	$16 / 14
Percentage of interest earning assets	3.4%	1.6%

Watch List Assets (2)
Watch list loans ($ / #)	$92 / 3	$78 / 6
Watch list securities ($ / #)	$40 / 6	$16 / 5
Total ($ / #)	$132 / 9	$94 / 11
Percentage of interest earning assets	35.8%	9.7%

(1)	Amounts represent net book value after provisions for loan losses, valuation allowances on loans-held-for-sale and other-than-temporary impairments of securities.
(2)	Watch List Assets exclude Loans against which we have recorded a provision for loan losses or valuation allowances, and Securities which have been other-than-temporarily impaired.

As of September 30, 2012, there were significant differences between the estimated fair value and the book value of some of the Securities in our consolidated securitization vehicles portfolio. We believe these differences to be related to the high degree of structural complexity combined with poor reporting available on these securities and a general negative bias against structured financial products and not reflective of a change in cash flow expectations from these securities. Accordingly, we have not recorded any additional other-than-temporary impairments against such Securities. See note 7 to our consolidated financial statements for additional discussion of securities with unrealized losses.

The ratings activity of our consolidated Securities portfolio over the nine months ended September 30, 2012 and the year ended December 31, 2011 is detailed below:

Rating Activity(1)
	Nine months ended September 30, 2012	Year ended December 31, 2011
Securities Upgraded	4	5
Securities Downgraded	10	22

(1)	Represents activity from any of Fitch Ratings, Standard & Poor’s or Moody’s Investors Service.

Index

Capitalization

We capitalize our business with a combination of debt and equity which has included common equity, preferred equity, unsecured debt, and secured debt. As of September 30, 2012, our consolidated debt obligations, which are all non-recourse to us, include (i) our secured notes, which are secured only by certain of our equity interests in the common stock of CT Legacy REIT, and (ii) securitized debt obligations of consolidated securitization vehicles. Our equity capital is currently comprised entirely of common stock. From March 31, 2011 through February 10, 2012, we consolidated the debt obligations of CT Legacy REIT, including its repurchase facility and mezzanine loan, which were also non-recourse to us.

The table below describes our consolidated debt liabilities including those of CT Legacy REIT and our consolidated securitization vehicles, as of September 30, 2012 and December 31, 2011:

Consolidated Interest Bearing Liabilities (1)
(Principal balance, in millions)	September 30, 2012	December 31, 2011

Non-Recourse debt obligations
Capital Trust, Inc.
Secured notes	$8	$8

Weighted average effective cost of Capital Trust, Inc. debt	8.19%	8.19%

CT Legacy REIT
Repurchase obligations (2)	$—	$58
Mezzanine loan (2)	—	65
Total CT Legacy REIT debt obligations	$—	$123

Weighted average effective cost of CT Legacy REIT debt (3) (4)	N/A	11.14%

Consolidated Securitization Vehicles
CT collateralized debt obligations	$447	$742
Other consolidated securitization vehicles	51	469
Total securitization vehicles debt obligations	$498	$1,211

Weighted average effective cost of securitization vehicles debt (3) (5)	1.21%	2.68%

Total interest bearing liabilities	$498	$1,334

(1)	Excludes loan participations sold.
(2)
As further described in Note 6 to our consolidated financial statements, we deconsolidated CT Legacy Asset, a wholly-owned subsidiary of CT Legacy REIT, in the first quarter of 2012. As a result, its debt obligations are no longer included in our consolidated financial statements.

(3)	Floating rate debt obligations assume LIBOR of 0.21% and 0.30% at September 30, 2012 and December 31, 2011, respectively.
(4)
Including the impact of interest rate hedges with an aggregate notional balance of $60.8 million as of December 31, 2011, the effective all-in cost of CT Legacy REIT’s debt obligations would be 13.46% per annum.

(5)	Including the impact of interest rate hedges with an aggregate notional balance of $273.7 and $296.6 million as of September 30, 2012 and December 31, 2011, respectively, the effective all-in cost of our consolidated securitization vehicles’ debt obligations would be 4.09% and 3.98% per annum, respectively.

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

In February 2012, CT Legacy REIT refinanced its repurchase facility and its mezzanine loan with a single, new $124.0 million repurchase facility from JPMorgan, obtained by its subsidiary CT Legacy Asset. This refinancing resulted in the deconsolidation of CT Legacy Asset and with it, the repurchase facility. See Note 6 to our consolidated financial statements for further discussion.

Mezzanine Loan

As of December 31, 2011, CT Legacy REIT was party to a mezzanine loan with Five Mile Capital, which was non-recourse to Capital Trust, Inc., had an outstanding balance of $65.3 million, and an all-in cost of 18.61% per annum.

In February 2012, CT Legacy REIT refinanced the mezzanine loan and its JPMorgan repurchase facility with a single, new $124.0 million repurchase facility from JPMorgan, obtained by its subsidiary CT Legacy Asset.

Securitized Debt Obligations

Non-recourse debt obligations of consolidated securitization vehicles include our CT CDOs, as well as securities issued by other consolidated securitization vehicles which are not sponsored by us.

These consolidated non-recourse securitized debt obligations are described below (in millions):

Non-Recourse Securitized Debt Obligations
	September 30, 2012		December 31, 2011
	Book Value	All-in Cost(1)	Book Value	All-in Cost(1)

CT CDOs
CT CDO I	$91	1.3%	$121	1.2%
CT CDO II	157	1.2	200	1.2
CT CDO III	—	—	200	5.2
CT CDO IV	199	1.2	222	1.2
Total CT CDOs	$447	1.2%	$743	2.3%

Other securitization vehicles
GSMS 2006-FL8A	$51	1.1%	$51	1.4%
GMACC 1997-C1	—	—	84	7.1
GECMC 00-1 H	—	—	25	5.5
MSC 2007-XLCA	—	—	310	2.4
Total other securitization vehicles	$51	1.1%	$470	3.3%

Total non-recourse debt obligations	$498	1.2%	$1,213	2.7%

(1)	Includes amortization of premiums and issuance costs of CT CDOs. Floating rate debt obligations assume LIBOR of 0.21% and 0.30% at September 30, 2012 and December 31, 2011, respectively.

Shareholders’ Equity

We did not issue any new shares of class A common stock during the nine months ended September 30, 2012. Changes in the number of outstanding shares during the nine months ended September 30, 2012 resulted from employee restricted common stock grants, forfeitures and vesting, as well as stock unit grants to our board of directors.

Index

The following table calculates our book value per share as of September 30, 2012 and December 31, 2011:

Shareholders' Equity
	September 30, 2012	December 31, 2011

Shareholders equity	($24,559,202)	($110,423,805)

Shares:
Class A common stock	21,978,571	21,966,684
Restricted common stock	536,536	244,424
Stock units	676,515	562,335
Dilutive Warrants	—	—
Total	23,191,622	22,773,443

Book value per share	($1.06)	($4.85)

As of September 30, 2012, there were 22,515,107 shares of our class A common stock and restricted common stock outstanding. There were also outstanding warrants to purchase 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share. The warrants became exercisable on March 16, 2012, will expire on March 16, 2019, and may be exercised in a cashless manner.

On November 8, 2012, all of our outstanding warrants were exercised in a cashless manner. See Note 16 to our consolidated financial statements for further discussion.

Other Balance Sheet Items
Participations sold represent interests in certain loans that we originated and subsequently sold to one of our investment management vehicles or to third-parties. We have historically presented these participations sold as both assets and non-recourse liabilities because these arrangements do not qualify as sales under GAAP. Generally, participations sold are recorded as assets and liabilities in equal amounts on our consolidated balance sheets, and an equivalent amount of interest income and interest expense is recorded on our consolidated statements of operations. We have no economic exposure to these liabilities.

During September 2012, our one remaining loan participation sold was repaid.

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

Index

The table below details our interest rate exposure as of September 30, 2012 and December 31, 2011:

Interest Rate Exposure
(in millions)	September 30, 2012	December 31, 2011
Value exposure to interest rates(1)
Fixed rate assets	$277	$844
Fixed rate debt	(22)	(394)
Interest rate swaps	(274)	(357)
Net fixed rate exposure	($19)	$93

Weighted average coupon (fixed rate assets)	6.30%	7.29%

Cash flow exposure to interest rates(1)
Floating rate assets	$253	$863
Floating rate debt	(483)	(901)
Interest rate swaps	274	357
Net floating rate exposure	$44	$319

Weighted average coupon (floating rate assets) (2)	3.63%	3.59%

Net income impact from 100 bps change in LIBOR	$0.4	$3.2

(1)	All values are in terms of face or notional amounts, and include loans classified as held-for-sale.
(2)	Weighted average coupon assumes LIBOR of 0.21% and 0.30% at September 30, 2012 and December 31, 2011, respectively.

Index

Results of Operations

Comparison of Results of Operations: Three Months Ended September 30, 2012 vs. September 30, 2011
(in thousands, except per share data)
	2012	2011	Change	% Change
Income from loans and other investments:
Interest and related income	$6,944	$25,642	($18,698)	(72.9%)
Less: Interest and related expenses	5,147	21,838	(16,691)	(76.4%)
Income from loans and other investments, net	1,797	3,804	(2,007)	(52.8%)

Other revenues:
Management fees from affiliates	1,546	1,753	(207)	(11.8%)
Servicing fees	2,206	1,460	746	51.1%
Total other revenues	3,752	3,213	539	16.8%

Other expenses:
General and administrative	7,141	4,941	2,200	44.5%
Total other expenses	7,141	4,941	2,200	44.5%

Total other-than-temporary impairments of securities	—	(30,687)	30,687	(100.0%)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	—	173	(173)	(100.0%)
Impairment of real estate held-for-sale	—	(1,055)	1,055	(100.0%)
Net impairments recognized in earnings	—	(31,569)	31,569	(100.0%)

Recovery of provision for loan losses	2,811	17,152	(14,341)	(83.6%)
Gain on extinguishment of debt	—	20,054	(20,054)	(100.0%)
Fair value adjustment on investment in CT Legacy Asset	11,987	—	11,987	100.0%
Income from equity investments in unconsolidated subsidiaries	411	307	104	33.9%
Income before income taxes	13,617	8,020	5,597	69.8%
Income tax provision (benefit)	717	(236)	953	N/A

Net income	$12,900	$8,256	$4,644	56.3%

Net (income) loss attributable to noncontrolling interests	(5,901)	5,466	(11,367)	N/A

Net income (loss) attributable to Capital Trust, Inc.	$6,999	$13,722	($6,723)	(49.0%)

Net income (loss) per share - diluted	$0.28	$0.57	($0.28)	(50.0%)

Dividend per share	$0.00	$0.00	$0.00	N/A

Average LIBOR	0.24%	0.22%	0.01%	5.5%

Income from loans and other investments, net

As discussed in Note 1 to our consolidated financial statements, we deconsolidated the assets and liabilities of CT Legacy Asset in the first quarter of 2012. As a result of this and repayments in our portfolio, interest income decreased $18.7 million, or 73%, and interest expense decreased by $16.7 million, or 76%, during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. On a net basis, net interest income decreased by $2.0 million as the decrease in interest income was more than the reduction in interest expense.

Management fees from affiliates

Base management fees from our investment management business decreased $207,000, or 12%, during the third quarter of 2012 compared to the third quarter of 2011. The decrease was attributable to repayment activity in our investment management vehicles.

Servicing fees

Servicing fees increased $746,000 during the third quarter of 2012 compared to 2011. The increase in fees was primarily due to modification activity on loans for which we are named special servicer.

Index

General and administrative expenses

General and administrative expenses include personnel costs, operating expenses, professional fees, and expenses associated with consolidated securitization vehicles. General and administrative expenses increased $2.2 million during the third quarter of 2012 compared to 2011. This increase was primarily due to expenses associated with the pending sale of our investment management platform.

Net impairments recognized in earnings

There were no impairments recognized in earnings during the third quarter of 2012. During the third quarter of 2011, we recorded $30.7 million of other-than-temporary impairments of securities on one of our securities that had an adverse change in cash flow expectations. Of this amount, $30.5 million was included in earnings and the remainder, $173,000, was recorded in other comprehensive income. In addition, we recorded a $1.1 million impairment on real estate held-for-sale to reflect the property at fair value.

Recovery of provision for loan losses

During the third quarter of 2012, we recorded a $2.8 million net recovery of loan losses. This net recovery included a $4.1 million recovery of one loan that had previously been impaired, offset by a $1.3 million provision against another loan.

During the third quarter of 2011, we recorded a $17.2 million recovery of provisions for loan losses. The recovery was primarily related to two loans that had previously been impaired.

Gain on extinguishment of debt

There were no gains on extinguishment of debt during the third quarter of 2012. During the third quarter of 2011, we recorded a $20.1 million gain on the extinguishment of debt due to realized losses from collateral assets held by consolidated securitization vehicles.

Fair value adjustment on investment in CT Legacy Asset

We have elected the fair value option of accounting for CT Legacy REIT’s investment in CT Legacy Asset, pursuant to which we record this investment at fair value rather than at our historical cost investment amount. During the third quarter of 2012, we recognized $12.0 million of fair value adjustments on our investment in CT Legacy Asset. See Note 6 to our consolidated financial statements for further discussion. We recorded no such fair value adjustments in 2011.

Income from equity investments in unconsolidated subsidiaries

The income from equity investments during the third quarter of 2012 of $411,000 was comprised of income from our co-investments in CTOPI and CT High Grade II. CTOPI’s income was largely driven by income from operations, while CT High Grade II’s income was the result of positive fair value adjustments on its investment portfolio.

Similarly, the income from equity investments during the third quarter of 2011 of $307,000 was from our co-investment in CTOPI. CTOPI’s income for the quarter was primarily comprised of investment income and fair value adjustments. We did not have a co-investment in CT High Grade II in the third quarter of 2011.

Income tax provision

During the third quarter of 2012, we recorded an income tax provision of $717,000 comprised of an estimated income tax liability of $918,000 at our taxable REIT subsidiary, CTIMCO, and a $166,000 provision at Capital Trust associated with our use of NOLs. This was offset by a $367,000 non-cash income tax benefit due to an increase in the deferred tax asset of CTIMCO.

During the third quarter of 2011, we recorded a net income tax benefit of $236,000 which is primarily comprised of an increase of our deferred tax asset at CTIMCO.

Net income attributable to noncontrolling interests

The net income attributable to noncontrolling interests recorded during the third quarter of 2012 and 2011 represents the pro-rata share of CT Legacy REIT’s net income for the quarter allocable to equity interests not owned by us.

Dividends

We did not pay any dividends on our class A common stock in the third quarter of 2012 or 2011.

Index

Comparison of Results of Operations: Nine Months Ended September 30, 2012 vs. September 30, 2011
(in thousands, except per share data)
	2012	2011	Change	% Change
Income from loans and other investments:
Interest and related income	$28,423	$95,187	($66,764)	(70.1%)
Less: Interest and related expenses	33,902	80,381	(46,479)	(57.8%)
Income from loans and other investments, net	(5,479)	14,806	(20,285)	N/A

Other revenues:
Management fees from affiliates	4,741	4,927	(186)	(3.8%)
Servicing fees	5,591	2,208	3,383	153.2%
Total other revenues	10,332	7,135	3,197	44.8%

Other expenses:
General and administrative	16,193	19,868	(3,675)	(18.5%)
Total other expenses	16,193	19,868	(3,675)	(18.5%)

Total other-than-temporary impairments of securities	—	(35,620)	35,620	(100.0%)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	(160)	(3,098)	2,938	(94.8%)
Impairment of real estate held-for-sale	—	(1,055)	1,055	(100.0%)
Net impairments recognized in earnings	(160)	(39,773)	39,613	(99.6%)

Recovery of provision for loan losses	2,819	34,401	(31,582)	(91.8%)
Valuation allowance on loans held-for-sale	—	(224)	224	(100.0%)
Gain on extinguishment of debt	—	271,031	(271,031)	(100.0%)
Fair value adjustment on investment in CT Legacy Asset	19,645	—	19,645	100.0%
Gain on deconsolidation of subsidiary	146,380	—	146,380	100.0%
Income from equity investments in unconsolidated subsidiaries	1,312	2,105	(793)	(37.7%)
Income before income taxes	158,656	269,613	(110,957)	(41.2%)
Income tax provision	1,783	1,214	569	46.9%

Net income	$156,873	$268,399	($111,526)	(41.6%)

Net income attributable to noncontrolling interests	(81,038)	(1,935)	(79,103)	N/A

Net income attributable to Capital Trust, Inc.	$75,835	$266,464	($190,629)	(71.5%)

Net income per share - diluted	$3.10	$11.08	($7.98)	(72.0%)

Dividend per share	$0.00	$0.00	$0.00	N/A

Average LIBOR	0.24%	0.21%	0.03%	16.6%

Income from loans and other investments, net

As discussed in Note 1 to our consolidated financial statements, we deconsolidated the assets and liabilities of CT Legacy Asset in the first quarter of 2012. As a result of this and repayments in our portfolio, interest income decreased $66.8 million, or 71%, and interest expense decreased by $46.5 million, or 58%, during the first nine months of 2012 compared to the first nine months of 2011. On a net basis, net interest income decreased by $20.3 million as the decrease in interest income was more than the reduction in interest expense.

Management fees from affiliates

Base management fees from our investment management business decreased $186,000, or 4%, during the first nine months of 2012 compared to the first nine months of 2011. The increase was attributable to net repayment activity in our investment management vehicles.

Servicing fees

Servicing fees increased $3.4 million during the first nine months of 2012 compared to the first nine months of 2011. The increase in fees was primarily due to modification activity on loans for which we are named special servicer.

Index

General and administrative expenses

General and administrative expenses include personnel costs, operating expenses, professional fees and expenses associated with consolidated securitization vehicles. General and administrative expenses decreased by $3.7 million between the first nine months of 2012 and the first nine months of 2011. The decrease was primarily due to (i) $2.9 million of one-time restructuring bonuses paid in 2011 and (ii) a $2.8 million decrease in expenses recognized under the CT Legacy REIT management incentive awards plan. This was offset by $2.1 million of additional 2012 expenses associated with the pending sale of our investment management platform.

Net impairments recognized in earnings

During the first nine months of 2012, we recognized a $160,000 impairment, representing additional credit loss on one of the securities in our consolidated securitization vehicles.

During the nine months ended September 30, 2011, we recorded a gross other-than-temporary impairment of $35.6 million on seven securities that had an adverse change in cash flow expectations. In addition, we recognized $3.1 million of previous other-than-temporary impairments from other comprehensive income into earnings, to reflect additional credit impairments on these securities. We also recorded a $1.1 million impairment on real estate held-for-sale to reflect the property at fair value.

Recovery of provision for loan losses

During the first nine months of 2012, we recorded a $2.8 million net recovery of provisions for loan losses. This net recovery included a $4.1 million recovery of one loan that had previously been impaired, offset by a $1.3 million provision against another loan.

During the nine months ended September 30, 2011, we recorded a net $34.4 million recovery of provisions for loan losses. The net recovery included $43.8 million of recoveries on previously impaired loans, offset by $9.4 million of additional loan loss provisions against three loans.

Valuation allowance on loans held-for-sale

There were no valuation allowances on loans held-for-sale during the first nine months of 2012. During the nine months ended September 30, 2011, we recorded a valuation allowance of $224,000 against one loan we classified as held-for-sale.

Gain on extinguishment of debt

There were no gains on extinguishment of debt during the first nine months of 2012. During the nine months ended September 30, 2011, we recorded $271.0 million of gain on the extinguishment of debt. This was primarily comprised of (i) a $174.8 million gain on extinguishment of our senior credit facility and junior subordinated notes, (ii) a $75.0 million gain associated with the elimination of a loan participation sold liability, and (iii) $20.1 million of gains on the extinguishment of debt due to realized losses from collateral assets held by consolidated securitization vehicles.

Fair value adjustment on investment in CT Legacy Asset

We have elected the fair value option of accounting for CT Legacy REIT’s investment in CT Legacy Asset, pursuant to which we record this investment at fair value rather than at our historical cost investment amount. During the first nine months of 2012, we recognized $19.6 million of fair value adjustments on our investment in CT Legacy Asset. See Note 6 to our consolidated financial statements for further discussion. We recorded no such fair value adjustments in 2011.

Gain on deconsolidation of subsidiary

During the first quarter of 2012, we recognized a gain of $146.4 million on the deconsolidation of CT Legacy Asset, which was primarily the result of a reversal of charges to GAAP equity resulting from losses previously recorded in excess of our economic interests in securitization vehicles which were consolidated by CT Legacy Asset. See Note 6 to our consolidated financial statements for additional discussion. We recorded no such gains in 2011.

Income from equity investments in unconsolidated subsidiaries

The income from equity investments during the first nine months of 2012 of $1.3 million was comprised of income from our co-investments in CTOPI and CT High Grade II. CTOPI’s income was largely the result of fair value adjustments on its investment portfolio, the recognition of income on investments purchased at a discount, and income from operations. CT High Grade II’s income was the result of positive fair value adjustments on its investment portfolio

Index

Similarly, income from equity investments during the nine months ended September 30, 2011 of $2.1 million was largely the result of investment income and fair value adjustments on the CTOPI portfolio. We did not have a co-investment in CT High Grade II in 2011.

Income tax provision

During the first nine months of 2012, we recorded an income tax provision of $1.8 million comprised of (i) an estimated income tax liability of $3.1 million at our taxable REIT subsidiary, CTIMCO, and (ii) a $467,000 estimated alternative minimum tax liability at Capital Trust, Inc., offset by a $1.8 million non-cash income tax benefit due to an increase in the deferred tax asset of CTIMCO.

During the nine months ended September 30, 2011, we recorded an income tax provision of $1.2 million comprised of a $2.3 million current income tax expense, offset by a $1.1 million income tax benefit due to an increase in the deferred tax asset of CTIMCO.

Net income attributable to noncontrolling interests

The net income attributable to noncontrolling interests recorded during the first nine months of 2012 and 2011 represents the pro-rata share of CT Legacy REIT’s net income for the quarter allocable to equity interests not owned by us.

Dividends

We did not pay any dividends on our class A common stock during the first nine months of 2012 or 2011.

Liquidity and Capital Resources

Liquidity

As of September 30, 2012, our primary sources of liquidity include: (i) $38.9 million of cash on deposit at Capital Trust, Inc. and CTIMCO; (ii) the class A preferred stock dividends we receive from CT Legacy REIT; (iii) management fees we earn from private equity funds and CDOs we manage; and (iv) fees earned from special servicing assignments. Uses of liquidity include operating expenses; various capital commitments to our managed funds; taxes; and any dividends necessary to maintain our REIT status. We have no obligations to provide financial support to CT Legacy REIT or our consolidated securitization vehicles, and all debt obligations of such entities, some of which are consolidated onto our financial statements, are non-recourse to us. In addition, we have the ability to obtain additional liquidity through the issuance of stock, incurrence of debt, or other capital raising activities.

As discussed in Note 1 to our consolidated financial statements, we have entered into an agreement with an affiliate of the Blackstone Group L.P. to sell our investment management platform. While the sale would result in a significant one-time increase to our cash on deposit, we intend to pay a $2.00 per share special dividend that will reduce our cash balance to a level that is expected to be sufficient to meet our near-term liquidity needs. Moreover, as a result of this transaction we will no longer have access to a significant portion of our current sources of liquidity, almost all of which presently comes from CTIMCO, our investment management subsidiary. Conversely, upon the consummation of the sale transaction, we will no longer incur any of the operating expenses related to our investment management platform, which is currently our most significant use of liquidity.

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

Index

Cash Flows

Our consolidated statements of cash flows include the cash inflows and outflows of the consolidated subsidiaries described in Note 2 to our consolidated financial statements. While this does not impact our net cash flow, it does increase certain gross cash flow disclosures.

We experienced a net increase in cash of $4.0 million for the nine months ended September 30, 2012, compared to a net increase of $3.8 million for the nine months ended September 30, 2011.

Cash provided by operating activities during the nine months ended September 30, 2012 was $11.6 million, compared to $19.3 million cash provided during the nine months ended September 30, 2011. The decrease was primarily due to the deconsolidation of CT Legacy Asset on February 10, 2012.

During the nine months ended September 30, 2012, cash provided by investing activities was $126.0 million, compared to $1.9 billion provided by investing activities during the first nine months ended September 30, 2011. The decrease was primarily due to significant loan repayment activity inside of consolidated securitization vehicles in the first nine months of 2011.

During the nine months ended September 30, 2012, cash used in financing activities was $133.6 million, compared to $2.0 billion during the same period in 2011. This decrease was primarily due to significant repayments of securitized debt obligations of consolidated securitized vehicles during 2011.

Capitalization

Our authorized capital stock consists of 100,000,000 shares of class A common stock, of which 22,515,107 shares were issued and outstanding as of September 30, 2012, and 100,000,000 shares of preferred stock, none of which were outstanding as of September 30, 2012.

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

On November 8, 2012, all of our outstanding warrants were exercised in a cashless manner. See Note 16 to our consolidated financial statements for further discussion.

Secured Notes

As of September 30, 2012, we had non-recourse notes outstanding with a face balance of $8.3 million which are secured by 93.5% of our equity interests in the class A-1 and class A-2 common stock of CT Legacy REIT. The terms of these agreements are described in Note 5 to our consolidated financial statements.

Consolidated Securitization Vehicles

As of September 30, 2012, our consolidated securitization vehicles had non-recourse securitized debt obligations with a total face value of $497.4 million. The terms of these obligations are described in Note 7 to our consolidated financial statements.

Index

Contractual Obligations
The following table sets forth information about certain of our contractual obligations as of September 30, 2012 (in millions):

Contractual Obligations(1)

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Parent Level
Secured notes (2)	$11	$—	$—	$11	$—
Equity investments(3)(4)	15	—	—	—	15
Operating lease obligations(5)	6	1	2	2	1
Subtotal	32	1	2	13	16

Consolidated Securitization Vehicles
CT CDOs	447	—	—	—	447
Other securitization vehicles	51	—	—	—	51
Subtotal	498	—	—	—	498

Total contractual obligations	$530	$1	$2	$13	$514

(1)	We are also subject to interest rate swaps for which we cannot estimate future payments due.
(2)	The secured notes mature on March 31, 2016. As of September 30, 2012, $8.3 million of principal is outstanding; however we will ultimately pay $11.1 million at maturity.
(3)
CTOPI’s investment period expired in September 2012, subsequent to which our obligation to fund capital to CTOPI is limited. Therefore, our entire unfunded commitment is assumed funded in more than five years for purposes of the above table.

(4)
In April 2012 we purchased a 0.44% interest in CT High Grade II from an existing investor, representing our initial co-investment in CT High Grade II. Our co-investment represents a $2.9 million total capital commitment to CT High Grade II, of which our unfunded commitment is $480,000 as of September 30, 2012. As CT High Grade II’s investment period has expired, our entire unfunded commitment is assumed funded in more than five years for purposes of the above table.

(5)	As discussed in Note 1 to our consolidated financial statements, we have entered into an agreement with an affiliate of the Blackstone Group L.P. to sell our investment management platform. As a result of this transaction, our operating lease will be assumed, and we will no longer have any obligation for future lease payments. The above table does not reflect this lease assumption as the sale transaction remains subject to shareholder approval.

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

We believe that the consolidation of VIEs, in particular the consolidation of non-recourse securitization vehicles, while in accordance with GAAP, has resulted in a presentation of gross assets and liabilities, provisions/impairments, and operations being recorded in excess of our economic interests in such entities. Accordingly, our adjusted balance sheet deconsolidates securitization vehicles which are presented gross in accordance with GAAP, and shows instead our cash investment in these non-recourse entities, adjusted for losses expected or incurred. Due to the non-recourse nature of these entities, our investment amount cannot be less than zero on a cash basis. We also separately show our financial position from that of CT Legacy REIT.

In addition, beginning in the first quarter of 2012 we ceased consolidation of CT Legacy Asset, a subsidiary of CT Legacy REIT, in our GAAP financial statements and instead record a net investment in that pool of assets and liabilities on a fair value basis. See Note 7 to our consolidated financial statements for further discussion. Consistent with this fair value presentation in our consolidated financial statements, we have adjusted the liabilities we would incur under our secured notes and management incentive awards plan based on the valuation of CT Legacy REIT as of September 30, 2012.

Index

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

As a result of the changes in our consolidated financial statements following the deconsolidation of CT Legacy Asset described above, we no longer present adjusted operating results. We no longer review these adjusted operating results in monitoring our business, and with their exclusion from our consolidated statement of operations do not believe they would provide additional meaningful information about our business.

The following table details the transition from our consolidated balance sheet prepared in accordance with GAAP to the adjusted balance sheets of Capital Trust, Inc. and CT Legacy REIT, as of September 30, 2012:

Adjusted Balance Sheet as of September 30, 2012
(in thousands, except per share data)			Adjusted Balance Sheet
	Consolidated GAAP		CT Legacy	Capital
	Capital Trust, Inc.	Adjustments (1)(2)(3)	REIT	Trust, Inc.
Assets
Cash and cash equivalents	$38,867	$—	$—	$38,867
Equity investments in unconsolidated subsidiaries	18,710	(4,534)	—	14,176
Investment in CT Legacy REIT	—	53,085	—	53,085
Deferred income taxes	3,094	—	—	3,094
Prepaid expenses and other assets	2,096	625	—	2,721
Subtotal	62,767	49,176	—	111,943

Assets of Consolidated Entities
CT Legacy REIT
Restricted cash	16,145	—	16,145	—
Investment in CT Legacy Asset, at fair value	100,100	—	100,100	—
Subtotal	116,245	—	116,245	—

Assets of consolidated securitization vehicles	402,185	(402,185)	—	—

Total/adjusted assets	$581,197	($353,009)	$116,245	$111,943

Liabilities & Shareholders' Equity
Accounts payable, accrued expenses and other liabilities	$17,834	($727)	$—	$17,107
Secured notes	8,326	2,733	—	11,059
Subtotal	26,160	2,006	—	28,166

Non-Recourse Liabilities of Consolidated Entities
CT Legacy REIT
Accounts payable, accrued expenses and other liabilities	—	625	625	—
Subtotal	—	625	625	—

Liabilities of consolidated securitization vehicles	517,071	(517,071)	—	—

Total/adjusted liabilities	543,231	(514,440)	625	28,166

Total/adjusted equity	(24,559)	223,956	115,620	83,777

Noncontrolling interests	62,525	(62,525)	—	—

Total/adjusted liabilities and shareholders' equity	$581,197	($353,009)	$116,245	$111,943

Capital Trust, Inc. book value/adjusted book value per share:
Basic	($1.06)			$3.61
Diluted	($1.06)			$3.36

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

(3)
Liabilities under our secured notes and the management incentive awards, the payments of which are linked to our gross recovery from CT Legacy REIT, have been adjusted to reflect what would be paid in a liquidation of CT Legacy REIT based on its adjusted balance sheet as of September 30, 2012.

Index

Quarterly Performance
The following table describes the activity in Capital Trust, Inc.’s balance sheet accounts, on an adjusted basis, during the third quarter of 2012:

Comparison of adjusted balance sheet of Capital Trust, Inc: As of September 30, 2012 vs. June 30, 2012
(in thousands)
	September 30, 2012	June 30, 2012	Change	% Change
Assets:

Cash and cash equivalents	$38,867	$34,604	$4,263	12.3%
Equity investments in unconsolidated subsidiaries	14,176	14,318	(142)	(1.0%)
Investment in CT Legacy REIT	53,085	48,883	4,202	8.6%
Deferred income taxes	3,094	2,727	367	13.5%
Prepaid expenses and other assets	2,721	2,832	(111)	(3.9%)
Total adjusted assets	$111,943	$103,364	$8,579	8.3%

Liabilities and Shareholders' Equity

Liabilities:
Accounts payable, accrued expenses and other liabilities	$17,107	$12,545	$4,562	36.4%
Secured notes	11,059	11,059	—	― %
Total adjusted liabilities	28,166	23,604	4,562	19.3%

Total Adjusted Shareholders' Equity	83,777	79,760	4,017	5.0%

Total adjusted liabilities and shareholders' equity	$111,943	$103,364	$8,579	8.3%

Cash and cash equivalents

Cash and cash equivalents increased by $4.3 million during the third quarter of 2012. This was primarily due to (i) $3.5 million of special servicing fees, (ii) $1.9 million of preferred dividend distributions received from CT Legacy REIT, (iii) $1.7 million of investment management and CDO collateral management fees received from affiliates, and (iv) a distribution of $553,000 from CTOPI. This was offset by payments of $3.4 million of general and administrative expenses.

Equity investments in unconsolidated subsidiaries

The decrease of $142,000 was due to a distribution of $553,000 from CTOPI, offset by $411,000 of income recognized from our co-investments in CTOPI and CT High Grade II.

Investment in CT Legacy REIT

The increase of $4.2 million represents our allocable share of the increase in the adjusted equity of CT Legacy REIT. CT Legacy REIT’s equity increased during the period as a result of a $9.4 million increase in the fair value of CT Legacy Asset and $712,000 of net cash collections.

Deferred income taxes

The increase in deferred income taxes was primarily due to the timing difference between GAAP and tax in connection with the recognition of expenses related to our CT Legacy REIT management incentive awards plan.

Prepaid expenses and other assets

The decrease in prepaid expenses and other assets was primarily due to the collection of special servicing fees that were earned and accrued during the second quarter. This was offset by the payment of certain annual insurance premiums.

Accounts payable, accrued expenses and other liabilities

The increase in accounts payable, accrued expenses and other liabilities was primarily due to (i) the accrual of $1.9 million of expenses related to the pending sale of our investment management platform, (ii) $1.8 million of various corporate expense accruals, and (iii) $899,000 of accrued income taxes.

Index

IV. CT Legacy REIT

As further discussed above, in conjunction with our March 2011 restructuring, we have transferred a significant portion of our legacy portfolio to CT Legacy Asset, a wholly owned subsidiary of CT Legacy REIT. Subsequent to our March 2011 restructuring, the CT Legacy Asset portfolio received principal repayments of $338.6 million, which repayments represent approximately 68% of the initial net book value of the portfolio. Proceeds from these repayments have primarily been used to repay debt, including (i) a $20.0 million repayment of the mezzanine loan at CT Legacy REIT, and (ii) repayments of $310.5 million of legacy repurchase obligations. In the aggregate, 85% of the debt obligations of CT Legacy REIT and its subsidiaries have been repaid since our March 2011 restructuring.

In addition, in February 2012, we refinanced CT Legacy Asset’s repurchase facility and CT Legacy REIT’s mezzanine loan with a single, new $124.0 million repurchase facility with JPMorgan, obtained by its subsidiary CT Legacy Asset. The new facility matures in December 2014, and carries a rate of LIBOR+6.00% as of September 30, 2012. Periodic repayment targets must be met under the facility, which require the outstanding balance be reduced to: $100.0 million by December 31, 2012, $80.0 million by June 30, 2013, and $40.0 million by December 31, 2013. In addition, the facility’s interest rate is subject to increase by 0.50% per annum if the outstanding balance of the facility has not been reduced to $60.0 million as of December 31, 2012. As of September 30, 2012, the outstanding balance of the facility was $57.2 million and it was collateralized by the majority of CT Legacy Asset’s investment portfolio, including loans with an aggregate principal balance of $304.3 million and securities with an aggregate face balance of $135.4 million.

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

As of September 30, 2012, a 100 basis point change in LIBOR would impact our net income (loss) by approximately $429,000.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates as of September 30, 2012, including instruments in consolidated securitization vehicles. For financial assets and debt obligations, the table presents face balance and weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average fixed pay and floating receive interest rates. These notional amounts are used to calculate the contractual cash flows to be exchanged under each contract.

Financial Assets and Liabilities Sensitive to Changes in Interest Rates as of September 30, 2012
(in thousands)

Capital Trust, Inc. Debt Obligations:

	Secured Notes
Fixed rate debt	$8,326
Interest rate(1)	8.19%
Floating rate debt	$—
Interest rate(1)	—

Assets of Consolidated Securitization Vehicles:

	Securities	Loans Receivable	Total
Fixed rate assets	$227,855	$48,731	$276,586
Interest rate(1)	6.03%	7.53%	6.30%
Floating rate assets	$8,535	$244,096	$252,631
Interest rate(1)	1.61%	3.70%	3.63%

Non-Recourse Debt Obligations of Consolidated Securitization Vehicles:

	CT CDOs	Other Vehicles	Total
Fixed rate debt	$14,011	$—	$14,011
Interest rate(1)	6.83%	―%	6.83%
Floating rate debt	$432,860	$50,552	$483,412
Interest rate(1)	0.87%	1.06%	0.89%

Derivative Financial Instruments of Consolidated Securitization Vehicles:

Notional amounts	$273,711
Fixed pay rate(1)	5.01%
Floating receive rate(1)	0.21%

(1)	Represents weighted average rates where applicable. Floating rates are based on LIBOR of 0.21%, which is the rate as of September 30, 2012.

Index

ITEM 4.	Controls and Procedures

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
We prevailed on our motion and were dismissed from the previously disclosed lawsuit commenced by Philips International Investments, LLC.

On October 5, 2012, Landesbank Baden-Wurttemberg, as plaintiff, commenced a lawsuit in Delaware Chancery Court against Walton Seattle Mezz Holdings VI-B, L.L.C. and our wholly-owned subsidiary, CT Investment Management Co., LLC, solely in its capacity as the special servicer of a loan under the Amended and Restated Participation and Servicing Agreement, dated October 23, 2007. On October 12, 2011, Walton Seattle Mezz Holdings VI-B, L.L.C., as controlling holder of the loan, appointed CT Investment Management Co., LLC as the special servicer of the loan which is held by a securitization vehicle. Plaintiff seeks (i) declaratory judgment that the Walton defendant should be disqualified from exercising any control rights with respect to the defaulted mortgage loan pursuant to the terms of the Amended and Restated Participation and Servicing Agreement and (ii) an injunction enjoining CT Investment Management Co., LLC from acting upon any direction of the Walton defendant without the consent of the plaintiff. Our motion to dismiss is currently pending before the court.

ITEM 1A:	Risk Factors
The following risk factors amend the risk factors contained in our Form 10-K for the year ended December 31, 2011, or our 2011 Form 10-K. Other than risk factors added below, there have been no material changes to the risk factors previously disclosed in our 2011 Form 10-K.

In addition to the other information discussed in this quarterly report on Form 10-Q, please consider the risk factors provided below and in our updated risk factors attached as Exhibit 99.1 hereto, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial may adversely affect our business, financial condition, or operating results.

If we invest in certain “swaps”, failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements which could materially adversely affect our business and financial condition.

Recently adopted regulations implementing the Dodd-Frank Act of 2010 establish a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” Under these recently adopted rules, among other things, a private fund or other vehicle that trades in certain swaps, such as interest rate swaps, may be considered a “commodity pool,” which would cause its manager to be regulated as “commodity pool operator” or “CPO”. CT Legacy REIT and certain of our CT CDOs are party to interest rate swaps as a hedge against certain interest rate risk which may render them commodity pools even though the entry into the swaps was not used for trading purposes. Under the new regulations, unless an exemption is available, a CPO must register with the U.S. Commodity Futures Trading Commission, or CFTC, and become a member of the National Futures Association, or NFA, by the end of 2012, which will require compliance with NFA’s rules, and render such CPO subject to regulation by the CFTC, including with respect to disclosure, reporting, recordkeeping and business conduct. The CFTC staff has recently issued an interpretative letter that excludes from the definition of commodity pools certain securitization vehicles, such as our CT CDOs, that satisfy the criteria set forth in the letter. CT Legacy REIT currently qualifies for a de minimis exemption from such registration contained in CFTC regulations. If the securitization related interpretative relief is rescinded or CT Legacy REIT no longer satisfies the de minimis exemption, CTIMCO would be required to register as a CPO and become a member of the NFA and, as a result, would be subject to regulation by the CFTC with respect to disclosure, reporting, recordkeeping and business conduct.

If we resume our balance sheet investment activity, and use interest rate swaps in connection with our balance sheet investments and related borrowings, we may be considered a commodity pool. We would not use such swaps for the purpose of trading in commodity interests, and we would not consider our company or its operations to be a commodity pool as to which CPO regulation or compliance is required. We would submit a no-action letter request to the CFTC seeking exemptive relief for our directors from CPO registration under these new rules. There can be no assurance that any such relief will be granted. If exemptive relief is granted, we may be restricted to operating within certain parameters discussed in the no-action letter we submitted to the CFTC.

Index

The CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including their anti-fraud and anti-manipulation provisions. Among other things, CFTC may suspend or revoke the registration of a person who fails to comply, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. Additionally, a private right of action exists against those who violate the laws over which CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event we fail to receive exemptive relief from the CFTC on this matter and our directors fail to comply with the regulatory requirements of these new rules, we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could have a materially adverse effect on our business, financial condition and results of operations.

Capital Trust, Inc. and its shareholders are exposed to several risks relating to the Transactions contemplated by the Purchase Agreement with the Purchaser, an affiliate of The Blackstone Group, L.P., or Blackstone, including the following:

•	The market price of our Common Stock may decline as a result of the Transactions.

•	We will become externally managed and advised as result of the Transactions and will no longer have employees to manage our day-to-day activities.

•	Blackstone will have the ability to influence our affairs and the outcome of matters submitted to a vote of shareholders.

•
In the event we experience an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize our net operating losses and net capital losses against future taxable income will be limited, increasing our dividend distribution requirement for which we may not have sufficient cash flow.

•	We have agreed to exempt the Purchaser, Blackstone and their respective affiliates from certain statutory antitakeover protections.

•	Shares eligible for sale in the near future may cause the market price for our Common Stock to decline.

•	Our shareholders will not have the right to appraisal of their investment in our Common Stock in connection with the Transactions.

•
The amendments to our charter reflected in the Charter Amendment Proposal contain provisions that reduce or eliminate duties of Blackstone and our directors with respect to corporate opportunities and competitive activities.

•	The personnel of the New CT Manager, as our external manager, will not be required to dedicate a specific portion of their time to the management of our business.

•
The New CT Manager manages our portfolio pursuant to very broad investment guidelines and our board of directors will not approve each investment decision made by the New CT Manager, which may result in our making riskier investments with which you may not agree and which could cause our operating results and the value of our Common Stock to decline.

•
The New CT Manager’s fee structure may not create proper incentives or may induce the New CT Manager and its affiliates to make certain investments, including speculative investments, which increase the risk of our investment portfolio.

•
We may compete with existing and future private and public investment vehicles established and/or managed by Blackstone or its affiliates, which may present various conflicts of interest that restrict our ability to pursue certain investment opportunities or take other actions that are beneficial to our business and result in decisions that are not in the best interests of our stockholders.

Index

•	Termination of the New Management Agreement would be costly.

•
The New CT Manager maintains a contractual as opposed to a fiduciary relationship with us. The New CT Manager’s liability is limited under the New Management Agreement and we have agreed to indemnify the New CT Manager against certain liabilities.

Each of the risks mentioned above is described in detail in the definitive proxy statement filed under Schedule 14A with the SEC on November 9, 2012, under the heading “RISK FACTORS – Risk Factors Related to the Transactions”. The Schedule 14A is filed as exhibit 99.2 and incorporated herein by reference.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3:	Defaults Upon Senior Securities
None.

ITEM 4:	Mine Safety Disclosures
None.

ITEM 5:	Other Information
None.

Index

ITEM 6:	Exhibits

	2.1
Purchase and Sale Agreement, dated as of September 27, 2012, by and between Capital Trust, Inc. and Huskies Acquisition LLC (filed as Exhibit 2.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on October 3, 2012 and incorporated herein by reference).

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

	3.2c
Second Amendment to Second Amended and Restated Bylaws of Capital Trust, Inc. (filed as Exhibit 3.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on October 3, 2012 and incorporated herein by reference).

	10.1
Letter Agreement, dated September 27, 2012, between W. R. Berkley Corporation and Capital Trust, Inc. (filed as Exhibit 10.3 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on October 3, 2012 and incorporated herein by reference).

•	31.1	Certification of Stephen D. Plavin, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	31.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+	32.1	Certification of Stephen D. Plavin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	32.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	99.1	Updated Risk Factors from Capital Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 14, 2012 with the Securities and Exchange Commission.

	99.2	Capital Trust, Inc. Schedule 14A containing Definitive Proxy Statement, dated November 12, 2012 (as filed on November 9, 2012 and incorporated herein by reference).

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
________________________
•	Filed herewith

+
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

Index

*
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011; (iv) the Consolidated Statements of Changes in Equity (Deficit) for the nine months ended September 30, 2012 and 2011; (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

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

CAPITAL TRUST, INC.

November 14, 2012	By:	/s/ Stephen D. Plavin
Date		Stephen D. Plavin
Chief Executive Officer (Principal executive officer)

November 14, 2012	By:	/s/ Geoffrey G. Jervis
Date		Geoffrey G. Jervis
Chief Financial Officer (Principal financial officer and Principal accounting officer)